Form 10-Q
period 2000-03-31
EDWARDS LIFESCIENCES CORP
filed 2000-05-15
CIK 1099800

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 1-15525

                            ------------------------

                        EDWARDS LIFESCIENCES CORPORATION
             (Exact name of registrant as specified in its charter)

                      DELAWARE                                    36-4316614
          (State or other jurisdiction of                      (I.R.S. Employer
           incorporation or organization)                     Identification No.)

        ONE EDWARDS WAY, IRVINE, CALIFORNIA                          92614
(formerly 17221 Red Hill Avenue, Irvine, California)              (Zip Code)
      (Address of principal executive offices)

                                     (949) 250-2500
                             (Registrant's telephone number,
                                  including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes ______       No __X*__

  * Registrant's Registration Statement on Form 10, as amended, under the Securities Exchange Act of 1934 was declared effective on March 21, 2000. Prior thereto, the Registrant's business was reported as a division of Baxter International Inc.

    The number of shares of the registrant's Common Stock, par value $1.00 per share, outstanding as of April 28, 2000, the latest practicable date, was 58,088,826 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        EDWARDS LIFESCIENCES CORPORATION
               (FORMERLY A DIVISION OF BAXTER INTERNATIONAL INC.)
                                   FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                               TABLE OF CONTENTS

                                                                        PAGE NUMBER
                                                                        -----------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Combined Condensed Balance Sheets...........................       2

          Combined Condensed Statements of Income.....................       3

          Combined Condensed Statements of Cash Flows.................       4

          Notes to Combined Condensed Financial Statements............       5

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................      13

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...........................................      21

Item 6.   Exhibits and Reports on Form 8-K............................      21

Signature.............................................................      22

Exhibits..............................................................      23

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        EDWARDS LIFESCIENCES CORPORATION
               (FORMERLY A DIVISION OF BAXTER INTERNATIONAL INC.)

                       COMBINED CONDENSED BALANCE SHEETS

                  (UNAUDITED) (IN MILLIONS, EXCEPT SHARE DATA)

                                                              MARCH 31,   DECEMBER 31,
                                                                2000          1999
                                                              ---------   ------------
                                        ASSETS

CURRENT ASSETS
  Cash......................................................   $    6        $   --
  Accounts receivables, net.................................      132           155
  Inventories...............................................      156           182
  Short-term deferred income taxes..........................        9             9
  Prepaid expenses and other current assets.................       15            10
                                                               ------        ------
    Total current assets....................................      318           356

Property, plant and equipment, net..........................      205           226
Goodwill and other intangibles, net.........................      829           839
Other assets................................................       29            16
                                                               ------        ------
                                                               $1,381        $1,437
                                                               ======        ======

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities..................   $  122        $  156
  Short-term debt...........................................      210            --
                                                               ------        ------
    Total current liabilities...............................      332           156
                                                               ------        ------

Long-term debt..............................................      319            --
Other.......................................................       47            57

Commitments and Contingencies

STOCKHOLDERS' EQUITY
  Common stock, $1 par value, authorized 350,000,000 shares,
    58,088,826 shares outstanding...........................       58            --
  Additional contributed capital............................      264            --
  Retained earnings.........................................      392           418
  Investment by Baxter International Inc., net..............       --           833
  Accumulated other comprehensive loss......................      (31)          (27)
                                                               ------        ------
    Total stockholders' equity..............................      683         1,224
                                                               ------        ------
                                                               $1,381        $1,437
                                                               ======        ======

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE COMBINED
                        CONDENSED FINANCIAL STATEMENTS.

                        EDWARDS LIFESCIENCES CORPORATION
               (FORMERLY A DIVISION OF BAXTER INTERNATIONAL INC.)

                    COMBINED CONDENSED STATEMENTS OF INCOME

                           (UNAUDITED) (IN MILLIONS)

                                                                   THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ----------------------
                                                                2000          1999
                                                              --------      --------
Net sales...................................................    $226          $221
Cost of goods sold..........................................    (118)         (113)
                                                                ----          ----

Gross profit................................................     108           108
                                                                ----          ----
  Selling, general and administrative expenses..............      60            58
  Research and development expenses.........................      14            12
  Goodwill amortization.....................................       9             9
  Non-recurring spin-off expenses...........................       1            --
                                                                ----          ----
                                                                  84            79
                                                                ----          ----

Operating income............................................      24            29

  Other (expense) income....................................      (1)            1
                                                                ----          ----

Income before provision for income taxes....................      23            30

Provision for income taxes..................................      (6)           (8)
                                                                ----          ----

Net income..................................................    $ 17          $ 22
                                                                ====          ====

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE COMBINED
                        CONDENSED FINANCIAL STATEMENTS.

                        EDWARDS LIFESCIENCES CORPORATION
               (FORMERLY A DIVISION OF BAXTER INTERNATIONAL INC.)

                  COMBINED CONDENSED STATEMENTS OF CASH FLOWS

                           (UNAUDITED) (IN MILLIONS)

                                                                    THREE MONTHS
                                                                   ENDED MARCH 31,
                                                              -------------------------
                                                                2000             1999
                                                              --------         --------
                                                                  (BRACKETS DENOTE
                                                                   CASH OUTFLOWS)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
  Net income................................................    $ 17             $22
  Adjustments
    Depreciation and amortization...........................      21              22
    Other...................................................      (4)             --
  Changes in operating assets and liabilities, net of effect from de-consolidation (Note 1)
    Accounts receivable.....................................       5              23
    Inventories.............................................       5              (4)
    Accounts payable and accrued liabilities................     (18)             (7)
    Other...................................................     (11)             (7)
                                                                ----             ---
  Net cash provided by operating activities.................      15              49
                                                                ----             ---

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures......................................     (10)            (11)
  Purchase of convertible debentures........................     (13)             --
  Investment in unconsolidated affiliate....................      (4)             --
                                                                ----             ---
    Net cash used in investing activities...................     (27)            (11)
                                                                ----             ---

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of short-term debt.................     210              --
  Proceeds from issuance of long-term debt..................     319              --
  Investment by Baxter International Inc....................    (511)            (38)
                                                                ----             ---
    Net cash provided by (used in) financing activities.....      18             (38)
                                                                ----             ---

Net increase in cash........................................       6              --
Cash at beginning of period.................................      --              --
                                                                ----             ---
Cash at end of period.......................................    $  6             $--
                                                                ====             ===
Supplemental disclosure of noncash activity
  De-consolidation of Japan business (Note 1)...............    $ 43
                                                                ====

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE COMBINED
                        CONDENSED FINANCIAL STATEMENTS.

                        EDWARDS LIFESCIENCES CORPORATION
               (FORMERLY A DIVISION OF BAXTER INTERNATIONAL INC.)

                NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS

                                 MARCH 31, 2000

                                  (UNAUDITED)

1.  DESCRIPTION OF BUSINESS

    Edwards Lifesciences Corporation (Edwards Lifesciences or the Company) was incorporated under the original name of CVG Controlled Inc. in Delaware on September 10, 1999, as a subsidiary of Baxter International Inc. (Baxter). On March 31, 2000 (the Distribution Date), Baxter transferred its cardiovascular business (the Edwards Lifesciences Business) to Edwards Lifesciences in connection with a tax-free spin-off by Baxter of the Edwards Lifesciences Business. The spin-off was effected on the Distribution Date through a distribution of 58.1 million shares of Edwards Lifesciences Common Stock (the Distribution) to Baxter stockholders of record on March 29, 2000, resulting in Edwards Lifesciences operating as an independent entity commencing April 1, 2000 with publicly traded common stock. The Company has authorized the issuance of 50 million shares of preferred stock, par value $.01 per share. No shares of preferred stock have been issued. No historical earnings per share data is presented as the Edwards Lifesciences earnings were part of Baxter's earnings through the close of business on March 31, 2000.

    Baxter has no ownership interest in Edwards Lifesciences after March 31, 2000, but will perform certain services for Edwards Lifesciences pursuant to various agreements that are outlined in Note 7. However, unless released by third parties, Baxter may remain liable for certain lease and other obligations and liabilities that are transferred to and assumed by Edwards Lifesciences. Edwards Lifesciences is obligated to indemnify Baxter for liabilities related to those transferred obligations and liabilities.

    Subsequent to the Distribution, the cardiovascular business in Japan is being operated pursuant to a joint venture under which a Japanese subsidiary of Baxter retains ownership of the Japanese business assets, but a subsidiary of Edwards Lifesciences holds a 90% profit interest. Edwards Lifesciences has an option to purchase the Japanese business assets that may be exercised no earlier than 28 months following the Distribution Date and no later than 60 months following the Distribution Date. The Japanese operations are consolidated in the accompanying historical combined condensed statement of income, consistent with the treatment of the Company's operations while a part of Baxter. Subsequent to the Distribution, Edwards Lifesciences recognizes as sales its shipments into the joint venture and utilizes the equity method of accounting to record its interest in the operations of the joint venture. Since the Distribution was effective upon the close of business on March 31, 2000, all adjustments to reflect the capitalization and operation of the Company as an independent entity as of March 31, 2000 have been reflected in the historical combined condensed balance sheet as of March 31, 2000.

    Edwards Lifesciences is a global leader in providing the manufacturing, marketing and selling of a comprehensive line of products and services to treat late-stage cardiovascular disease. Edwards Lifesciences' sales are categorized in four main product areas: (a) cardiac surgery, (b) critical care,
(c) vascular and (d) perfusion products and services. Edwards Lifesciences' CARDIAC SURGERY portfolio is comprised of products relating to heart-valve therapy, mechanical cardiac assist, and cannulae and cardioplegia products used during open-heart surgery. Edwards Lifesciences is the world's leader in, and has been a pioneer in the development and commercialization of, tissue valves and repair products used to replace or repair a patient's diseased or defective heart valve. In the CRITICAL CARE area, Edwards Lifesciences is a world leader in hemodynamic monitoring systems that are used to measure a patient's heart function, and central venous access products for fluid and drug delivery. Edwards Lifesciences'

                        EDWARDS LIFESCIENCES CORPORATION
               (FORMERLY A DIVISION OF BAXTER INTERNATIONAL INC.)

          NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2000

                                  (UNAUDITED)

1.  DESCRIPTION OF BUSINESS (CONTINUED)
VASCULAR product lines include a line of balloon catheter-based products, surgical clips and inserts, angioscopy equipment, and artificial implantable grafts, as well as an endovascular system that is used to treat less invasively life-threatening abdominal aortic aneurysms. In the PERFUSION PRODUCTS AND SERVICES category, Edwards Lifesciences designs, develops, manufactures and markets a diverse line of disposable products used during cardiopulmonary bypass procedures, including oxygenators, blood containers, filters and related devices, as well as bypass equipment. Edwards Lifesciences also is the world's leading provider of perfusion services, employing more than 400 certified perfusionists who perform an aggregate of more than 50,000 perfusion cases for open heart surgery per year.

2.  FINANCIAL INFORMATION

    The unaudited interim combined condensed financial statements of Edwards Lifesciences use Baxter's historical bases in the assets, liabilities and historical results of operations of the cardiovascular business, operated primarily as a division of Baxter, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim combined condensed financial statements should be read in conjunction with the combined financial statements and notes included in the Company's Registration Statement on Form 10, as amended with the Securities and Exchange Commission on April 5, 2000 (the Form 10).

    In the opinion of management, the interim combined condensed financial statements reflect all adjustments necessary for a fair presentation of the interim periods. All such adjustments are of a normal, recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

3.  PRO FORMA INFORMATION

    The following unaudited pro forma combined condensed statement of income for the three months ended March 31, 2000 presents the combined results of Edwards Lifesciences assuming that the transactions contemplated by the Distribution had been completed as of January 1, 2000. The unaudited pro forma information has been prepared utilizing the historical combined condensed financial statements of Edwards Lifesciences.

                        EDWARDS LIFESCIENCES CORPORATION
               (FORMERLY A DIVISION OF BAXTER INTERNATIONAL INC.)

          NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2000

                                  (UNAUDITED)

3.  PRO FORMA INFORMATION (CONTINUED)
                        EDWARDS LIFESCIENCES CORPORATION
               (FORMERLY A DIVISION OF BAXTER INTERNATIONAL INC.)
                PRO FORMA COMBINED CONDENSED STATEMENT OF INCOME
                (UNAUDITED) (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                     THREE MONTHS ENDED MARCH 31, 2000
                                                           ------------------------------------------------------
                                                                                  PRO FORMA
                                                                                 ADJUSTMENTS
                                                                           -----------------------
                                                                           JAPAN ON
                                                                           AN EQUITY
                                                           HISTORICAL        BASIS         OTHERS       PRO FORMA
                                                           ----------      ---------      --------      ---------
Net sales............................................         $ 226          $(29)(a)                    $  197
Cost of goods sold...................................          (118)           12 (a)                      (106)
                                                              -----          ----                        ------
Gross profit.........................................           108           (17)                           91
                                                              -----          ----                        ------
  Selling, general and administrative expenses.......            60           (12)(a)       $  5 (b)         53
  Research and development expenses..................            14            (1)(a)                        13
  Goodwill amortization..............................             9                                           9
  Non-recurring spin-off expenses....................             1                                           1
  Other income.......................................            --            (4)(a)                        (4)
                                                              -----          ----           ----         ------
                                                                 84           (17)             5             72
                                                              -----          ----           ----         ------
Operating income.....................................            24            --             (5)            19
  Interest expense...................................            --                           (7)(c)         (7)
  Other expense......................................            (1)                                         (1)
                                                              -----          ----           ----         ------
Income before income taxes...........................            23            --            (12)            11
Provision for income taxes...........................            (6)                           3 (d)         (3)
                                                              -----          ----           ----         ------
Net income...........................................         $  17          $ --           $ (9)        $    8
                                                              =====          ====           ====         ======
Share information:
  Pro forma net income per share
    Basic............................................                                                    $ 0.14
    Diluted..........................................                                                    $ 0.14
  Weighted average number of common shares
    outstanding
    Basic............................................                                                      58.2(e)
    Diluted..........................................                                                      58.2(e)

------------------------

PRO FORMA ADJUSTMENTS

(a) To reflect the Edwards Lifesciences Japanese operations on an equity basis (Note 1).

(b) To reflect estimated incremental costs associated with being an independent public company, including costs associated with corporate administrative services such as accounting, tax, treasury,

                        EDWARDS LIFESCIENCES CORPORATION
               (FORMERLY A DIVISION OF BAXTER INTERNATIONAL INC.)

          NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2000

                                  (UNAUDITED)

3.  PRO FORMA INFORMATION (CONTINUED)
    risk management, insurance, legal, stockholder relations and human resources. The Company's historical combined condensed financial statements include all costs incurred by Baxter on behalf of the Company. However, there will be incremental and continuing costs directly attributable to the spin-off, as there will be a loss of certain synergies and benefits of economies of scale that existed while Edwards Lifesciences was part of Baxter. Management estimated such incremental costs utilizing Baxter's historical headcount and cost analysis, and the Company's organization chart. The following is a summary of the estimated annual incremental costs by significant function (in millions):

Accounting, tax and legal...................................  $ 2
Insurance and risk management...............................    1
Human resources.............................................    1
Treasury, stockholder relations and other costs.............    1
                                                              ---
  Total.....................................................  $ 5
                                                              ===

(c) To reflect the estimated interest expense which would have been incurred by Edwards Lifesciences based on the incurrence of $529 million of debt at a weighted-average interest rate of approximately 5%. An increase or decrease of 0.2 points in the weighted-average interest rate would result in a per annum increase or decrease in interest expense of approximately $1 million.

(d) To reflect the estimated tax impact at statutory rates, for pro forma adjustments (b) and (c), as well as the estimated impact of different tax rates available to Edwards Lifesciences as a stand-alone company.

(e) Pro forma net income per share is computed as if 58.2 million common shares of Edwards Lifesciences had been outstanding for the three months ended March 31, 2000 (comprised of 58.1 million common shares of Edwards Lifesciences distributed to Baxter shareholders on the Distribution Date and approximately 0.1 million common shares of Edwards Lifesciences to be distributed to Edwards Lifesciences' hourly employees subsequent to the Distribution Date).

4.  INVENTORIES

    Inventories consisted of the following:

                                                        MARCH 31,   DECEMBER 31,
                                                          2000          1999
                                                        ---------   ------------
                                                             (IN MILLIONS)
Raw materials.........................................    $ 28          $ 29
Work in process.......................................      30            28
Finished products.....................................      98           125
                                                          ----          ----
Total inventories.....................................    $156          $182
                                                          ====          ====

                        EDWARDS LIFESCIENCES CORPORATION
               (FORMERLY A DIVISION OF BAXTER INTERNATIONAL INC.)

          NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2000

                                  (UNAUDITED)

5.  CREDIT FACILITIES

    During March 2000, Edwards Lifesciences entered into two unsecured revolving credit agreements (the Credit Facilities), providing for up to an aggregate of $650 million in borrowings in multiple currencies. Borrowings currently bear interest at the London interbank offering rate (LIBOR) plus 1.25%, which includes a facility fee. One of the credit agreements provides for short-term borrowings up to an aggregate of $430 million and expires on March 30, 2005. The other credit agreement provides for short-term borrowings up to an aggregate of $220 million and expires on March 29, 2001. As of March 31, 2000, approximately $319 million and $210 million were outstanding under the $430 million and the $220 million credit agreements, respectively. The weighted average interest on borrowings outstanding at March 31, 2000 was approximately 5%. Edwards Lifesciences will pay a facility fee, regardless of available or outstanding borrowings, currently at an annual rate of .20% for the $430 million credit agreement, and .175% for the $220 million credit agreement. The Credit Facilities contain various financial and other covenants of Edwards Lifesciences, including a maximum leverage ratio and a minimum interest coverage ratio. All amounts outstanding under the $430 million credit agreement have been classified as long-term obligations, as these short-term borrowings will continue to be refinanced pursuant to this credit agreement.

6.  COMPREHENSIVE INCOME

    The reconciliation of net income to comprehensive income is as follows:

                                                                   THREE MONTHS
                                                                      ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                2000          1999
                                                              --------      --------
                                                                  (IN MILLIONS)
Net Income..................................................    $17           $22
Other comprehensive loss:
  Currency translation adjustments..........................     (4)           (3)
                                                                ---           ---
Comprehensive income........................................    $13           $19
                                                                ===           ===

7.  RELATED PARTY TRANSACTIONS

    During the three months ended March 31, 2000 and 1999, Baxter provided to the Edwards Lifesciences Business certain legal, treasury, employee benefit, insurance and administrative services. Charges for these services were based on actual costs incurred by Baxter. The bases for the amounts charged to Edwards Lifesciences varied depending on the nature of the service, but generally were determined using headcount, sales, payroll, square footage or other appropriate data, or were determined based on actual utilization of services. Management believes that the bases used for allocating service charges are reasonable. However, the terms of these transactions may differ from those that would result from transactions with unrelated third parties or had Edwards Lifesciences performed these functions on its own.

                        EDWARDS LIFESCIENCES CORPORATION
               (FORMERLY A DIVISION OF BAXTER INTERNATIONAL INC.)

          NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2000

                                  (UNAUDITED)

7.  RELATED PARTY TRANSACTIONS (CONTINUED)
    During the three months ended March 31, 2000 and 1999, Edwards Lifesciences participated in a centralized cash management program administered by Baxter. Short-term advances from Baxter or excess cash sent to Baxter have been treated as an adjustment to the "Investment by Baxter International Inc., net" account as of and through the respective balance sheet dates. No interest is charged on this balance.

    The following table summarizes the charges from Baxter for the above-mentioned services, as recorded in Edwards Lifesciences Combined Condensed Statements of Income:

                                                                   THREE MONTHS
                                                                      ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                2000          1999
                                                              --------      --------
                                                                  (IN MILLIONS)
Cost of goods sold..........................................     $2            $2
Selling, general and administrative expenses................     10            11
Research and development expenses...........................      1             1

    Effective on the Distribution Date, Baxter and Edwards Lifesciences entered into a series of administrative services agreements pursuant to which Baxter and Edwards Lifesciences will continue to provide, for a specified period of time, certain administrative services that each entity historically has provided to the other. These agreements require the parties to pay each other a fee that approximates the actual costs of these services. Additionally, subsequent to March 31, 2000, Edwards Lifesciences will have continuing relationships with Baxter as a customer and supplier for certain products.

8.  SUBSEQUENT EVENTS

    As of March 31, 2000, Edwards Lifesciences held two interest bearing convertible debentures totaling $12.5 million from Sangamo Biosciences, Inc. (Sangamo). On April 6, 2000, in connection with the closing of Sangamo's initial public offering, the entire outstanding principal amount of the debentures, together with all accrued and unpaid interest thereon, were converted into common stock of Sangamo at its initial public offering price in accordance with the original terms of the convertible debentures. Edwards Lifesciences' equity ownership in Sangamo does not result in it being able to exercise significant influence over Sangamo's operations. Management of Edwards Lifesciences will report its investment in Sangamo's common stock as available-for-sale securities.

    On April 3, 2000, the Company granted options to purchase shares of Edwards Lifesciences Common Stock under the Edwards Lifesciences Long-Term Incentive Stock Plan (the Plan). The Plan includes two stock option programs: Founders Options and Edwards Conversion Options. The Founders Options were awarded to all salaried employees of the Company, and permit the purchase of approximately
5.7 million shares at an exercise price of $13.875, the fair market value at the date of grant. The Founders Options vest 30% after two years, the balance after three years. The Edwards Conversion Options permit the purchase of approximately
2.4 million shares at an exercise price based upon an equitable conversion of the exercise price under the Baxter stock option plan, with reference

                        EDWARDS LIFESCIENCES CORPORATION
               (FORMERLY A DIVISION OF BAXTER INTERNATIONAL INC.)

          NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2000

                                  (UNAUDITED)

8.  SUBSEQUENT EVENTS (CONTINUED)
to the when-issued price of the Company's stock and the closing price of Baxter's common stock on March 31, 2000. The Edwards Conversion Options retained the vesting periods under the Baxter stock option plan, resulting in various vesting periods through September 2001. On April 3, 2000, Edwards Lifesciences also granted to certain hourly employees 125,000 shares of the Company's common stock, valued at $1.7 million, which will be recorded as compensation expense in the second quarter ended June 30, 2000.

9.  LEGAL PROCEEDINGS

    Upon the Distribution, Edwards Lifesciences assumed the defense of certain Baxter litigation involving cases and claims related to the Edwards Lifesciences business. Edwards Lifesciences has not been named as a defendant in such matters but will be defending and indemnifying Baxter for all related expenses and potential liabilities. It is possible that Edwards Lifesciences may be added as a defendant in these cases and claims.

    The cases and claims relate primarily to products and services currently or formerly manufactured or performed, as applicable, by Edwards Lifesciences. Such cases and claims raise difficult and complex factual and legal issues and are subject to many uncertainties and complexities, including, but not limited to, the facts and circumstances of each particular case or claim, the jurisdiction in which each suit is brought, and differences in applicable law. Accordingly, in certain cases, Edwards Lifesciences is not able to estimate the amount of its liabilities with respect to such matters.

    Upon resolution of any pending legal matters, Edwards Lifesciences may incur charges in excess of presently established reserves. While such a charge could have a material adverse impact on Edwards Lifesciences' net income or net cash flows in the period in which it is recorded or paid, management believes that no such charge would have a material adverse effect on Edwards Lifesciences' combined financial position.

    Furthermore, Edwards Lifesciences operates in an industry susceptible to significant product liability claims. In recent years, there has been an increased public interest in product liability claims for implanted or other medical devices. These claims may be brought by individuals seeking relief for themselves or, increasingly, by groups seeking to represent a class. In addition, product liability claims may be asserted against Edwards Lifesciences in the future arising out of events not known to management at the present time. Management believes that Edwards Lifesciences' risk management practices, including insurance coverage, are adequate to protect against potential product and professional liability losses.

    Edwards Lifesciences is also subject to various environmental laws and regulations both within and outside of the United States. The operations of Edwards Lifesciences, like those of other medical device companies, involve the use of substances regulated under environmental laws, primarily in manufacturing and sterilization processes. While it is difficult to quantify the potential impact of compliance with environmental protection laws, management believes that such compliance will not have a material impact on Edwards Lifesciences' financial position, results of operations or liquidity.

                        EDWARDS LIFESCIENCES CORPORATION
               (FORMERLY A DIVISION OF BAXTER INTERNATIONAL INC.)

          NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2000

                                  (UNAUDITED)

10.  SEGMENT INFORMATION

    The Company manages its business on the basis of one reportable segment. Edwards Lifesciences' products and services share similar distribution channels and customers and are sold principally to hospitals and physicians. Management evaluates its various global product portfolios on a revenue basis, which is presented below, and profitability is generally evaluated on an enterprise-wide basis due to shared infrastructures. Edwards Lifesciences' principal markets are the United States, Europe and Japan.

    Geographic area data includes net sales based on product shipment destination and long-lived asset data is presented based upon physical location.

                                                                     FOR THE
                                                                   THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ----------------------
                                                                2000          1999
                                                              --------      --------
                                                                  (IN MILLIONS)
NET SALES BY GEOGRAPHIC AREA

United States...............................................    $125          $125
Japan.......................................................      46            43
Other countries.............................................      55            53
                                                                ----          ----
Totals......................................................    $226          $221
                                                                ====          ====
NET SALES BY MAJOR PRODUCT AND SERVICE AREA

Cardiac Surgery.............................................    $ 79          $ 76
Critical Care...............................................      61            60
Vascular....................................................      15            15
Perfusion Products and Services.............................      60            60
Other.......................................................      11            10
                                                                ----          ----
Totals......................................................    $226          $221
                                                                ====          ====

                                                              MARCH 31,   DECEMBER 31,
                                                                2000          1999
                                                              ---------   ------------
LONG-LIVED ASSETS BY GEOGRAPHIC AREA

United States...............................................       $194           $196
Other countries.............................................         11             30
                                                              ---------   ------------
Totals......................................................       $205           $226
                                                              =========   ============

    Sales to Allegiance Corporation, a subsidiary of Cardinal Health, Inc., represented approximately 15% and 12% of the Company's total net sales in the three months ended March 31, 2000 and 1999, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis presents the factors that had a material effect on the results of operations of Edwards Lifesciences during the three months ended March 31, 2000 and 1999. Also discussed is Edwards Lifesciences' financial position as of March 31, 2000. You should read this discussion in conjunction with the historical and pro forma combined condensed financial statements and related notes thereto included elsewhere in this Form 10-Q.

OVERVIEW

    Edwards Lifesciences provides a comprehensive line of products and services to treat late-stage cardiovascular disease. Edwards Lifesciences' sales are categorized in four main product areas: cardiac surgery, critical care, vascular, and perfusion products and services. In addition, Edwards Lifesciences offers a diverse grouping of product lines comprised mostly of select distributed products that are sold in international markets, and miscellaneous pharmaceutical products. Edwards Lifesciences is headquartered in Irvine, California, and supplies its products and services to customers in more than 80 countries, both through direct sales and distributor relationships. Edwards Lifesciences' products are manufactured in locations throughout the world, including Brazil, the Dominican Republic, Japan, The Netherlands, Puerto Rico, Switzerland, and the United States.

    Edwards Lifesciences' CARDIAC SURGERY portfolio is comprised of products relating to heart-valve therapy, mechanical cardiac assist, and cannulae and cardioplegia products used during open-heart surgery. Edwards Lifesciences is the world's leader in, and has been a pioneer in the development and commercialization of, tissue valves and repair products used to replace or repair a patient's diseased or defective heart valve. In the CRITICAL CARE area, Edwards Lifesciences is a world leader in hemodynamic monitoring systems used to measure a patient's heart function, and central venous access products for fluid and drug delivery. Edwards Lifesciences' VASCULAR product lines include a line of balloon catheter-based products, surgical clips and inserts, angioscopy equipment, and artificial implantable grafts, as well as an endovascular system that is used to treat less invasively life-threatening abdominal aortic aneurysms. In the PERFUSION PRODUCTS AND SERVICES category, Edwards Lifesciences designs, develops, manufactures and markets a diverse line of disposable products used during cardiopulmonary bypass procedures, including oxygenators, blood containers, filters and related devices, as well as bypass equipment. Edwards Lifesciences also is the world's leading provider of perfusion services, employing more than 400 certified perfusionists who perform an aggregate of more than 50,000 perfusion cases for open heart surgery per year.

    Cardiovascular disease is the leading cause of death in the world. Edwards Lifesciences believes that there is a continual and growing need for the treatment of cardiovascular disease primarily due to the aging population, the progressive nature of the disease, and the continued economic development of countries around the world that allows for additional funds to be allocated for the treatment of chronic health conditions. Edwards Lifesciences' business strategy is to develop, manufacture and market products and services that result in improved therapeutic outcomes for patients with late-stage cardiovascular disease. Edwards Lifesciences plans to aggressively expand its leading product offerings and develop new products and therapies that improve the quality of patient care and reduce overall treatment costs.

    The health-care marketplace continues to be competitive. There has been consolidation in Edwards Lifesciences' customer base and among its competitors, which has resulted in pricing and market share pressures. Edwards Lifesciences has experienced increases in its labor and material costs, which are primarily influenced by general inflationary trends. Competitive market conditions have minimized inflation's impact on the selling prices of Edwards Lifesciences' products and services. Management expects these trends to continue.

RESULTS OF OPERATIONS

    NET SALES TRENDS

    The following is a summary of domestic and international net sales:

                                                                   THREE MONTHS
                                                                  ENDED MARCH 31,
                                                             -------------------------
                                                               2000             1999
                                                             --------         --------
                                                               (DOLLARS IN MILLIONS)
United States..............................................    $125             $125
  % INCREASE IN 2000.......................................       0%
International..............................................     101               96
  % INCREASE IN 2000.......................................     5.2%
                                                               ----             ----
Total net sales............................................    $226             $221
                                                               ====             ====
  % INCREASE IN 2000.......................................     2.3%

    The increase in net sales was primarily due to an increase in sales of cardiac surgery products. The international increase was driven by strong sales within Japan, partially offset by weaker sales within Europe. Net sales within product lines were impacted by fluctuations in foreign currency exchange rates, primarily the movement of the U.S. dollar against the Euro and the Japanese yen. The net impact of changes in foreign currency exchange rates did not have a material effect on total net sales.

    The impact of foreign currency exchange rate fluctuations on net sales would not necessarily be indicative of the impact on net income due to the corresponding effect of foreign currency exchange rate fluctuations on operating costs and expenses and Edwards Lifesciences' hedging activities. For more information, see "Currency Risk" below.

    The following is a summary of net sales by product line:

                                                                  THREE MONTHS
                                                                 ENDED MARCH 31,
                                                             -----------------------
                                                               2000           1999
                                                             --------       --------
                                                              (DOLLARS IN MILLIONS)
Cardiac surgery............................................   $79.0          $75.6
  % INCREASE IN 2000.......................................     4.5%
Critical care..............................................    61.5           60.6
  % INCREASE IN 2000.......................................     1.5%
Vascular...................................................    14.6           14.9
  % DECREASE IN 2000.......................................    (2.0%)
Perfusion products and services............................    59.8           60.0
  % DECREASE IN 2000.......................................     (.3%)
Other......................................................    11.1            9.9
  % INCREASE IN 2000.......................................    12.1%
                                                              -----          -----
Total net sales............................................   $ 226          $ 221
                                                              =====          =====
  % INCREASE IN 2000.......................................     2.3%

    CARDIAC SURGERY

    Excluding the impact of foreign currency exchange rate fluctuations, net sales of cardiac surgery products would have increased 6.4% for the three months ended March 31, 2000. The growth in this product line resulted primarily from double-digit growth in pericardial tissue valves and heart valve repair products, offset primarily by a decline in porcine tissue valves. Management expects that its heart-valve therapy products will continue to serve as a key driver of Edwards Lifesciences' sales growth.

    CRITICAL CARE

    Excluding the impact of foreign currency exchange rate fluctuations, net sales of critical care products would have increased .7% for the three months ended March 31, 2000. The growth was due primarily to an increased demand for Advanced Venous Access products and continued penetration of the hemofiltration market. Critical Care products have been, and are expected to continue to be, significant contributors to Edwards Lifesciences' total sales. Management believes that future sales growth of Critical Care products could be negatively impacted by global pricing pressures, including anticipated decreased governmental reimbursement in Japan.

    VASCULAR

    Excluding the impact of foreign currency exchange rate fluctuations, net sales of vascular products would have been flat for the three months ended March 31, 2000.

    Edwards Lifesciences has made a significant commitment to the development of endovascular grafts, which are used to treat potentially life-threatening abdominal aortic aneurysms (AAA) through a minimally invasive approach. In 1999, Edwards Lifesciences commercially launched its Lifepath AAA Endovascular Graft System in Europe and Australia, which is expected to add to future sales growth. Edwards Lifesciences is conducting clinical trials in the United States and expects to obtain FDA regulatory approval within the next two years. On
April 21, 2000, the Company announced that it temporarily suspended clinical trials and sales of its Lifepath AAA Endovascular Graft System following the discovery of cases in which the product's wireform had fractured. The Company has undertaken a prompt review of all Lifepath AAA cases and is in the process of determining if any further action is required.

    PERFUSION PRODUCTS AND SERVICES

    Excluding the impact of foreign currency exchange rate fluctuations, net sales of perfusion products and services would have decreased 1% for the three months ended March 31, 2000.

    Management believes that the decrease in sales of perfusion products and services was due primarily to a continued slowing in the number of coronary artery bypass graft procedures on a worldwide basis as well as significant continuing pricing pressures. Management believes that the slowdown in the number of traditional coronary bypass graft procedure surgeries has been caused by increased acceptance of newer, less-invasive procedures such as coronary stenting, which often eliminates or defers the need for cardiac surgery. Additionally, there has been an increase in the number of heart surgeries performed "off-pump" (the surgery which is performed on a beating heart without cardiopulmonary bypass) and this trend has reduced the need for perfusion services and the use of many traditional perfusion products manufactured and sold by Edwards Lifesciences.

    OTHER

    Other sales include a diverse grouping of product lines comprised primarily of select distributed products that are sold in international regions, and miscellaneous pharmaceutical products. This category of sales, which generally represents less than ten percent of Edwards Lifesciences' total sales, has fluctuated based on the timing of new or terminated distribution agreements, foreign currency exchange rate fluctuations, and other factors and events.

    JOINT VENTURE IN JAPAN

    Subsequent to the Distribution, the cardiovascular business in Japan is being operated pursuant to a joint venture under which a Japanese subsidiary of Baxter retains ownership of the Japanese business assets, but a subsidiary of Edwards Lifesciences holds a 90% profit interest. Edwards Lifesciences will have an option to purchase the Japanese business assets that may be exercised no earlier than 28 months following the Distribution Date and no later than 60 months following the Distribution Date. The Japanese operations are consolidated in the accompanying historical Combined Condensed Statements of Income, consistent with the historical treatment of the Company's operations while a part of Baxter. Subsequent to the Distribution, Edwards Lifesciences recognizes as sales its shipments into the joint venture and utilizes the equity method of accounting to record its interest in the operations of the joint venture. On a pro forma basis, sales and other income statement amounts have been adjusted to reflect the Japanese operations on this basis, resulting in pro forma sales of $197 million for the three months ended March 31, 2000 and 1999 (see further pro forma information in Note 3 of Notes to Combined Condensed Financial Statements).

    GROSS MARGIN

                                                                  THREE MONTHS
                                                                ENDED MARCH 31,
                                                            ------------------------
                                                              2000            1999
                                                            ---------       --------
Gross margin percentage...................................       47.6%        49.0%
  DECREASE IN 2000........................................  (1.4 pts.)

    Excluding the impact of foreign currency exchange rate fluctuations, the gross margin percentage would have decreased .4 points for the three months ended March 31, 2000. The decrease in the gross margin percentage was due primarily to costs associated with the relocation of certain manufacturing operations during the year 2000 and pricing pressures within the industry, partially offset by increased sales of higher-margin cardiac surgery products.

    Reflecting the Japanese operations on the equity method, the pro forma gross margin percentage was 46.1% and 47.2% for the three months ended March 31, 2000 and 1999, respectively.

    SELLING, GENERAL AND ADMINISTRATIVE (S, G + A) EXPENSES

                                                                   THREE MONTHS
                                                                  ENDED MARCH 31,
                                                              -----------------------
                                                                2000           1999
                                                              --------       --------
S, G + A expenses as a percentage of sales..................     26.4%         26.2%
  INCREASE IN 2000..........................................  .2 pts.

    Excluding the impact of foreign currency exchange rate fluctuations, S, G + A expenses as a percentage of sales would have been 26.7% and 26.2% for the three months ended March 31, 2000 and 1999, respectively. This increase is due primarily to additional personnel costs associated with the Company's operation as an independent company commencing April 1, 2000.

    Reflecting the Japanese operations on the equity method, the pro forma S, G + A expenses as a percentage of sales would have been 24.7% and 24.5% for the three months ended March 31, 2000 and 1999, respectively.

    RESEARCH AND DEVELOPMENT EXPENSES

                                                                  THREE MONTHS
                                                                 ENDED MARCH 31,
                                                             -----------------------
                                                               2000           1999
                                                             --------       --------
                                                              (DOLLARS IN MILLIONS)
Research and development expenses..........................   $13.8          $12.6
  % INCREASE IN 2000.......................................      10%
Research and development expenses as a percentage of
  sales....................................................     6.1%           5.7%

    Edwards Lifesciences is engaged in ongoing research and development to introduce new products, to maximize the effectiveness, ease of use, safety and reliability of its existing products and to expand the applications of its products as appropriate. The increase in research and development expenses for the three months ended March 31, 2000 reflects Edwards Lifesciences' strong commitment to bolster its research and development activities in the future with the goal of developing and commercializing new innovative products and therapies that enhance performance and patient quality of life and address cost-containment issues.

    SPIN-OFF RELATED EXPENSES

    In connection with the spin-off of Edwards Lifesciences from Baxter, certain non-recurring costs totaling $1.4 million were incurred by Edwards Lifesciences during the three months ended March 31, 2000. These costs primarily related to
(1) the coordination and implementation of the transaction and (2) the recruitment of personnel to perform new corporate administrative functions. Management expects to incur additional non-recurring spin-off related expenses throughout 2000, estimated to be approximately $14-16 million. As an independent stand-alone company, the Company may also be unable to obtain goods, services and technology at prices and on terms as favorable as those it obtained prior to the Distribution.

    OTHER (EXPENSE) INCOME

    The decrease in Other (Expense) Income results primarily from $2.7 million of net insurance proceeds associated with hurricane damage at one of the Company's manufacturing facilities during 1999.

    INCOME TAXES

    The effective income tax rate for Edwards Lifesciences was approximately 26% for the three months ended March 31, 2000 and 1999. The Company expects this rate will continue during the year 2000.

LIQUIDITY AND CAPITAL RESOURCES

    Management will assess Edwards Lifesciences' liquidity in terms of its overall ability to mobilize cash to support ongoing business levels and to fund its growth. Historically, Edwards Lifesciences has generated sufficient cash to satisfy its normal operating cash and capital requirements, and is expected to continue to do so in the future.

    Cash flows provided by operating activities for three months ended
March 31, 2000 decreased approximately $34 million due primarily to reduced accounts receivable collections, increased payments to vendors, and lower earnings. Included in cash flows provided by operating activities for 1999 was approximately $25 million related to insurance proceeds associated with hurricane damage at one of the Company's manufacturing facilities, and approximately $8 million in additional proceeds relating to the sale of certain trade receivables in Japan to an independent financial institution. An insignificant loss was recognized on the sale of receivables.

    Uses of cash for investing activities included the purchase of convertible debentures (see further information in Note 8 of Notes to Combined Condensed Financial Statements) and an investment in an unconsolidated affiliate. Capital expenditures have remained relatively constant.

    As of the Distribution Date, Edwards Lifesciences had the Credit Facilities in place for $650 million and had borrowed $529 million against the Credit Facilities (see further information in Note 5 of Notes to Combined Condensed Financial Statements). The proceeds of the Credit Facilities were used to repay intercompany debt to Baxter, satisfy initial working capital requirements, and execute asset transfers from Baxter. The Company incurred approximately
$3 million of fees during the three months ended March 31, 2000 associated with obtaining the Credit Facilities.

    In addition to the Credit Facilities, Management believes that it has sufficient cash flows from operations and financial flexibility to attract long-term capital to fund short-term and long-term growth objectives. However, no assurances can be given that such long-term capital will be available to Edwards Lifesciences on favorable terms, or at all.

EURO CONVERSION

    On January 1, 1999, the European Economic and Monetary Union created and introduced the Euro, the official single Eurocurrency for the eleven participating member countries. A transition period is currently in effect which began January 1, 1999 and will continue through December 31, 2001, during which time transactions will be executed in both the Euro and the member countries' individual currencies. Effective January 1, 2002, Euro bank notes will be introduced and as of July 1, 2002, the Euro will be the sole legal tender of the European Economic and Monetary Union countries.

    Edwards Lifesciences has appointed a team of individuals to address all issues associated with the conversion to the Euro and expects to be prepared for such conversion as of the designated dates. At the time Edwards Lifesciences switches to using the Euro as the sole functional currency for the affected regions, certain modifications that are primarily related to information systems will be required. The costs associated with preparing for the conversion and continued use of the Euro will be expensed as incurred and are not expected to be material to Edwards Lifesciences' financial position, results of operations or cash flows. The ultimate impact on Edwards Lifesciences' business, including the impact on the competitive environment in which Edwards Lifesciences operates, is currently unknown.

NEW ACCOUNTING AND DISCLOSURE STANDARD

    In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all quarters of fiscal years beginning after June 15, 2000. This Statement requires that all derivatives be recorded in the balance sheet as either assets or liabilities and be measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Management is in the process of evaluating this standard and has not yet determined the future impact of this Statement on Edwards Lifesciences' combined financial position or results of operations.

CURRENCY RISK

    Edwards Lifesciences operates on a global basis and therefore is subject to the exposure resulting from foreign currency exchange rate fluctuations. These exposures arise from transactions denominated in foreign currencies, primarily from translation of results of operations from outside the United States.

Additionally, such exposures may change over time as changes occur in Edwards Lifesciences' international operations.

    For all periods presented, Edwards Lifesciences has been considered in Baxter's overall risk management strategy. As part of this strategy, Baxter managed its foreign currency exchange rate risk to an acceptable level based on management's judgment of the appropriate trade-off between risk, opportunity and costs. With respect to Edwards Lifesciences' currency risks, Baxter primarily utilized options to hedge these exposures.

    As a stand-alone company, Edwards Lifesciences manages its exposure to foreign currency fluctuations to minimize earnings and cash flow volatility associated with foreign exchange rate changes. In order to reduce the risk of foreign currency exchange rate fluctuations, Edwards Lifesciences has established a policy of hedging a substantial portion of its expected foreign currency denominated cash flow from operations. The instruments that Edwards Lifesciences uses for hedging are readily marketable traded forward contracts and options with financial institutions. Edwards Lifesciences expects that the changes in fair value of such contracts will have a high correlation to the price changes in the related hedged cash flow. Edwards Lifesciences does not expect that the risk of transaction gains or losses from changes in the fair value of its foreign exchange position will be material because most transactions will occur in either the functional currency or in a currency that has a high correlation to the functional currency. The principal currencies that Edwards Lifesciences will hedge are the Japanese Yen and the Euro, which present the primary risk of loss. Any gains and losses on these hedge contracts are expected to offset changes in the value of the related exposures. Edwards Lifesciences will enter into foreign currency transactions only to the extent that foreign currency exposure exists; it will not enter into foreign currency transactions for speculative purposes.

FORWARD-LOOKING STATEMENTS

    This Form 10-Q and other materials filed or to be filed by Edwards Lifesciences with the SEC (as well as information included in oral statements or other written statements made, or to be made, by Edwards Lifesciences) contain, or will contain, disclosures that are "forward-looking statements." Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as "may," "believe," "will," "expect," "project," "estimate," "anticipate," "plan," or "continue." These forward-looking statements address, among other things, strategic objectives and the anticipated effects of the Distribution. These forward-looking statements are based on the current plans and expectations of management and are subject to a number of uncertainties and risks that could significantly affect current plans and expectations and the future financial condition and results of Edwards Lifesciences. These factors include, but are not limited to:

    - the highly competitive nature of the health care industry;

    - the efforts of insurers, health care providers and others to contain health care costs;

    - possible changes in United States or foreign programs that may further limit reimbursements to health care providers and insurers;

    - changes in federal, state or local regulation affecting the health care industry;

    - the possible enactment of federal or state health care reform;

    - the departure of key executive officers from Edwards Lifesciences;

    - claims and legal actions relating to product liability;

    - fluctuations in the market value of Edwards Lifesciences common stock;

    - changes in accounting practices;

    - changes in general economic conditions and foreign currency fluctuations;

    - product demand and risks associated with industry acceptance;

    - new product development and commercialization; and

    - other risk factors described above.

    As a consequence, current plans, anticipated actions and future financial conditions and results may materially differ from those expressed in any forward-looking statements made by or on behalf of Edwards Lifesciences. Shareholders are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Form 10-Q.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    Upon the Distribution, Edwards Lifesciences assumed the defense of certain Baxter litigation involving cases and claims related to the Edwards Lifesciences Business. Edwards Lifesciences has not been named as a defendant in such matters but will be defending and indemnifying Baxter for all related expenses and potential liabilities. It is possible that Edwards Lifesciences may be added as a defendant in these cases and claims.

    The cases and claims relate primarily to products and services currently or formerly manufactured or performed, as applicable, by Edwards Lifesciences. Such cases and claims raise difficult and complex factual and legal issues and are subject to many uncertainties and complexities, including, but not limited to, the facts and circumstances of each particular case or claim, the jurisdiction in which each suit is brought, and differences in applicable law. Accordingly, in certain cases, Edwards Lifesciences is not able to estimate the amount of its liabilities with respect to such matters.

    Upon resolution of any pending legal matters, Edwards Lifesciences may incur charges in excess of presently established reserves. While such a charge could have a material adverse impact on Edwards Lifesciences' net income or net cash flows in the period in which it is recorded or paid, management believes that no such charge would have a material adverse effect on Edwards Lifesciences' combined financial position.

    Furthermore, Edwards Lifesciences operates in an industry susceptible to significant product liability claims. In recent years, there has been an increased public interest in product liability claims for implanted or other medical devices. These claims may be brought by individuals seeking relief for themselves or, increasingly, by groups seeking to represent a class. In addition, product liability claims may be asserted against Edwards Lifesciences in the future arising out of events not known to management at the present time. Management believes that Edwards Lifesciences' risk management practices, including insurance coverage, are adequate to protect against potential product and professional liability losses.

    Edwards Lifesciences is also subject to various environmental laws and regulations both within and outside of the United States. The operations of Edwards Lifesciences, like those of other medical device companies, involve the use of substances regulated under environmental laws, primarily in manufacturing and sterilization processes. While it is difficult to quantify the potential impact of compliance with environmental protection laws, management believes that such compliance will not have a material impact on Edwards Lifesciences' financial position, results of operations or liquidity.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

       Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       EDWARDS LIFESCIENCES CORPORATION
                                                                   (Registrant)

Date: May 15, 2000                                     By: /s/ BRUCE J. BENTCOVER
                                                           ------------------------------------------
                                                           Bruce J. Bentcover
                                                           CORPORATE VICE PRESIDENT AND CHIEF
                                                           FINANCIAL OFFICER

             EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

NUMBER                  DESCRIPTION OF EXHIBIT
------                  ----------------------
         3.1*           Amended and Restated Certificate of Incorporation of Edwards
                        Lifesciences Corporation

         3.2*           Amended and Restated Bylaws of Edwards Lifesciences
                        Corporation

         3.3*           Form of Certificate of Designation for Edwards Lifesciences
                        Corporation Series A Junior Participating Preferred Stock
                        (included as Exhibit A to Exhibit 10.9)

         4.1*           Specimen form of certificate representing Edwards
                        Lifesciences Corporation common stock

        10.1* Agreement and Plan of Reorganization, dated March 31, 2000 between Edwards Lifesciences Corporation and Baxter
                        International Inc.

        10.2*           Tax Sharing Agreement, dated March 31, 2000 between Edwards
                        Lifesciences Corporation and Baxter International Inc.

        10.3*           Edwards Lifesciences Corporation Long-Term Stock Incentive
                        Compensation Program

        10.4*           Edwards Lifesciences Corporation Change in Control Severance
                        Agreement

        10.5*           Employment Agreement For Michael A. Mussallem

        10.6*           Edwards Lifesciences Corporation Employee Stock Purchase
                        Plan for United States Employees

        10.7*           Edwards Lifesciences Corporation Deferred Compensation Plan

        10.8*           Edwards Lifesciences Corporation Chief Executive Officer
                        Change in Control Severance Agreement

        10.9*           Rights Agreement between Edwards Lifesciences Corporation
                        and EquiServe Trust Company, N.A, as Rights Agent, dated as of March 31, 2000

       10.10*           Services and Distribution Agreement between Edwards
                        Lifesciences LLC, as successor in interest to Baxter
                        Healthcare Corporation, and Allegiance Healthcare
                        Corporation, dated as of October 1, 1996. CONFIDENTIAL
                        INFORMATION APPEARING IN THIS DOCUMENT HAS BEEN OMITTED AND
                        FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION
                        IN ACCORDANCE WITH SECTION 24(b) OF THE SECURITIES EXCHANGE
                        ACT OF 1934, AS AMENDED AND RULE 24b-2 PROMULGATED
                        THEREUNDER. OMITTED INFORMATION HAS BEEN REPLACED WITH
                        ASTERISKS.

       10.11*           Form of Employment Agreement

       10.12*           Form of Consulting Agreement

       10.13*           Form of Outgoing Confidentiality Agreement

       10.14*           Edwards Lifesciences Corporation Nonemployee Directors and
                        Consultants Stock Incentive Program

       10.15*           Edwards Lifesciences Corporation Employee Stock Purchase
                        Plan for International Employees

       10.16*           Tokumei Kumiai Agreement by and between Baxter Limited and
                        Edwards Lifesciences Finance Limited, dated as of April 1,
                        2000

       10.17*           Option Agreement by and between Baxter Limited and Edwards
                        Lifesciences Limited, dated as of April 1, 2000

       10.18* Japan Distribution Agreement by and between Baxter Limited and Edwards Lifesciences LLC, dated as of April 1, 2000

NUMBER                  DESCRIPTION OF EXHIBIT
------                  ----------------------
10.19                   Five Year Credit Agreement dated as of March 30, 2000, among
                        Edwards Lifesciences Corporation, a Delaware corporation;
                        the Swiss Borrowers; the Japanese Borrowers; the Lenders
                        from time to time party hereto, The Chase Manhattan Bank, as
                        Administrative Agent; Chase Manhattan International Limited,
                        as London Agent; The Fuji Bank, Limited, as the Tokyo Agent;
                        Bank One, N.A., as Syndication Agent; and Credit Suisse
                        First Boston, as Documentation Agent.

10.20                   364-Day Credit Agreement dated as of March 30, 2000, among
                        Edwards Lifesciences Corporation, a Delaware corporation
                        (the "Company"); the Lenders from time to time party hereto;
                        The Chase Manhattan Bank, as Administrative Agent; Bank One,
                        N.A., as Syndication Agent; and Credit Suisse First Boston,
                        as Documentation Agent.

10.21                   Edwards Lifesciences Corporation Severance Pay Plan

21.1*                   Subsidiaries of Edwards Lifesciences Corporation

27.1*                   Financial Data Schedule--December 31, 1999

27.2*                   Financial Data Schedule--December 31, 1998

27.3*                   Financial Data Schedule--December 31, 1997

27.4                    Financial Data Schedule--March 31, 2000

------------------------

* Incorporated by reference from Registrant's Registration Statement on Form 10, as amended, under the Securities Exchange Act of 1934.