Form 10-Q
period 2000-06-30
EDWARDS LIFESCIENCES CORP
filed 2000-08-11
CIK 1099800

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-15525

                            ------------------------

                        EDWARDS LIFESCIENCES CORPORATION
             (Exact name of registrant as specified in its charter)

                      DELAWARE                                           36-4316614
          (State or other jurisdiction of                   (I.R.S. Employer Identification No.)
           incorporation or organization)

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

                            Yes __X__       No ____

    The number of shares of the registrant's Common Stock, par value $1.00 per share, outstanding as of July 31, 2000, the latest practicable date, was 58,436,511 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        EDWARDS LIFESCIENCES CORPORATION

                                   FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                               TABLE OF CONTENTS

                                                                        PAGE NUMBER
                                                                        -----------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

            Consolidated Condensed Balance Sheets.....................       2

            Consolidated Condensed Statements of Income...............       3

            Consolidated Condensed Statements of Cash Flows...........       4

            Notes to Consolidated Condensed Financial Statements......       5

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................      15

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...........................................      25

Item 6.   Exhibits and Reports on Form 8-K............................      25

Signature.............................................................      26

Exhibits..............................................................      27

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        EDWARDS LIFESCIENCES CORPORATION

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                  (UNAUDITED) (IN MILLIONS, EXCEPT SHARE DATA)

                                                              JUNE 30,   DECEMBER 31,
                                                                2000         1999
                                                              --------   ------------
                                       ASSETS

CURRENT ASSETS
  Cash and cash equivalents.................................   $    2       $   --
  Accounts receivable, net..................................      162          155
  Inventories...............................................       95          169
  Prepaid expenses and other current assets.................       36           32
                                                               ------       ------
    Total current assets....................................      295          356

Property, plant and equipment, net..........................      178          226
Investments in equity instruments...........................       99            1
Goodwill and other intangibles, net.........................      528          819
Other assets................................................       23           35
                                                               ------       ------
                                                               $1,123       $1,437
                                                               ======       ======

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities..................   $  121       $  156
  Short-term debt...........................................      210           --
                                                               ------       ------
    Total current liabilities...............................      331          156
                                                               ------       ------
Long-term debt..............................................      321           --
Other.......................................................       60           57

Commitments and Contingencies

STOCKHOLDERS' EQUITY
  Common stock, $1 par value, authorized 350,000,000 shares,
    58,426,091 shares outstanding...........................       58           --
  Additional contributed capital............................      274           --
  Retained earnings.........................................       83          418
  Investment by Baxter International Inc., net..............       --          833
  Accumulated other comprehensive loss......................       (4)         (27)
                                                               ------       ------
    Total stockholders' equity..............................      411        1,224
                                                               ------       ------
                                                               $1,123       $1,437
                                                               ======       ======

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                        CONDENSED FINANCIAL STATEMENTS.

                        EDWARDS LIFESCIENCES CORPORATION

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                (UNAUDITED) (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                  THREE MONTHS              SIX MONTHS ENDED
                                                                 ENDED JUNE 30,                 JUNE 30,
                                                             ----------------------      ----------------------
                                                               2000          1999          2000          1999
                                                             --------      --------      --------      --------
Net sales..................................................   $  205        $ 233         $ 431         $ 454
Cost of goods sold.........................................     (115)        (115)         (233)         (228)
                                                              ------        -----         -----         -----
Gross profit...............................................       90          118           198           226
                                                              ------        -----         -----         -----
  Selling, general and administrative expenses.............       59           60           119           118
  Research and development expenses........................       14           13            28            25
  Goodwill amortization....................................        9            9            18            18
  Disposition of assets and other non-recurring charges,
    net....................................................      301           --           301            --
  Non-recurring spin-off expenses..........................       17           --            18            --
  Other operating income...................................       (6)          --            (6)           --
                                                              ------        -----         -----         -----
                                                                 394           82           478           161
                                                              ------        -----         -----         -----
Operating income (loss)....................................     (304)          36          (280)           65
  Interest expense.........................................       (6)          --            (6)           --
  Other expense, net.......................................       (1)          (3)           (2)           (2)
                                                              ------        -----         -----         -----
Income (loss) before provision for income taxes............     (311)          33          (288)           63
Benefit (provision) for income taxes.......................        2           (9)           (4)          (17)
                                                              ------        -----         -----         -----
Net income (loss)..........................................   $ (309)       $  24         $(292)        $  46
                                                              ======        =====         =====         =====
Share information:
  Net loss per share
    Basic..................................................   $(5.31)
    Diluted................................................   $(5.31)
  Weighted average number of common shares outstanding
    Basic..................................................     58.2
    Diluted................................................     58.2

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                        CONDENSED FINANCIAL STATEMENTS.

                        EDWARDS LIFESCIENCES CORPORATION

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                           (UNAUDITED) (IN MILLIONS)

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                              -----------------------
                                                                2000           1999
                                                              --------       --------
                                                                 (BRACKETS DENOTE
                                                                  CASH OUTFLOWS)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
  Net income (loss).........................................   $(292)          $ 46
  Adjustments
    Dispositions and write-downs of assets and other
      non-recurring charges, net............................     323             --
    Depreciation and amortization...........................      44             43
    Deferred tax expense....................................       3             --
    Other...................................................       1              1
  Changes in operating assets and liabilities, net of effect
    from deconsolidation of     Japan business (Note 1)
    Accounts receivable.....................................     (12)            12
    Inventories.............................................      11            (23)
    Accounts payable and accrued liabilities................     (20)           (12)
    Other...................................................     (13)            (6)
                                                               -----           ----
      Net cash provided by operating activities.............      45             61
                                                               -----           ----
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures......................................     (21)           (22)
  Purchases of convertible debt and equity instruments......     (40)            --
                                                               -----           ----
      Net cash used in investing activities.................     (61)           (22)
                                                               -----           ----
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of short-term debt.................     210             --
  Proceeds from issuance of long-term debt..................     352             --
  Payments on long-term debt................................     (32)            --
  Debt issuance costs.......................................      (3)            --
  Payments to Baxter International Inc., net................    (511)           (39)
                                                               -----           ----
      Net cash provided by (used in) financing activities...      16            (39)
                                                               -----           ----
Effect of currency exchange rate changes on cash............       2             --
                                                               -----           ----
Net increase in cash and cash equivalents...................       2             --
Cash and cash equivalents at beginning of period............      --             --
                                                               -----           ----
Cash and cash equivalents at end of period..................   $   2           $ --
                                                               =====           ====
Supplemental disclosures of non-cash activities:
  Deconsolidation of Japan business (Note 1)................   $  43
  Net assets sold in consideration for convertible preferred
    stock...................................................      13
  Unrealized gain on available-for-sale securities..........       6
  Issuance of common stock under employee stock plans.......       4

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                        CONDENSED FINANCIAL STATEMENTS.

                        EDWARDS LIFESCIENCES CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 JUNE 30, 2000

                                  (UNAUDITED)

1.  DESCRIPTION OF BUSINESS

    Edwards Lifesciences Corporation (Edwards Lifesciences or the Company) was incorporated under the original name of CVG Controlled Inc., in Delaware on September 10, 1999, as a subsidiary of Baxter International Inc. (Baxter). On March 31, 2000 (the Distribution Date), Baxter transferred its cardiovascular business (the Edwards Lifesciences Business) to Edwards Lifesciences in connection with a tax-free spin-off by Baxter of the Edwards Lifesciences Business. The spin-off was effected on the Distribution Date through a distribution of 58.1 million shares of Edwards Lifesciences Common Stock (the Distribution) to Baxter stockholders of record on March 29, 2000, resulting in Edwards Lifesciences operating as an independent entity commencing April 1, 2000 with publicly traded common stock. The Company has authorized the issuance of 50 million shares of preferred stock, par value $.01 per share. No shares of preferred stock have been issued. No earnings per share data for the three and six months ended June 30, 1999 and the six months ended June 30, 2000 is presented as the Edwards Lifesciences earnings were part of Baxter's earnings through the close of business on March 31, 2000.

    Baxter has no ownership interest in Edwards Lifesciences after March 31, 2000, but performs certain services for Edwards Lifesciences pursuant to various agreements that are outlined in Note 8. However, unless released by third parties, Baxter may remain liable for certain lease and other obligations and liabilities that were transferred to and assumed by Edwards Lifesciences. Edwards Lifesciences is obligated to indemnify Baxter for liabilities related to those transferred obligations and liabilities.

    Subsequent to the Distribution, the cardiovascular business in Japan is being operated pursuant to a joint venture under which a Japanese subsidiary of Baxter retains ownership of the Japanese business assets, but a subsidiary of Edwards Lifesciences holds a 90% profit interest. Edwards Lifesciences has an option to purchase the Japanese business assets that may be exercised no earlier than 28 months following the Distribution Date and no later than 60 months following the Distribution Date. The Japanese operations are consolidated in the accompanying Consolidated Condensed Statements of Income for periods prior to the Distribution, consistent with the treatment of the Company's operations while a part of Baxter. Subsequent to the Distribution, Edwards Lifesciences recognizes as sales its shipments into the joint venture and utilizes the equity method of accounting to record its interest in the operations of the joint venture.

    Edwards Lifesciences is a global leader in providing the manufacturing, marketing and selling of a comprehensive line of products and services to treat late-stage cardiovascular disease. Edwards Lifesciences' sales are categorized in four main product areas: (a) cardiac surgery, (b) critical care,
(c) vascular and (d) perfusion products and services. Edwards Lifesciences' CARDIAC SURGERY portfolio is comprised of products relating to heart-valve therapy, mechanical cardiac assist (see Note 4), and cannulae and cardioplegia products used during open-heart surgery. Edwards Lifesciences is the world's leader in, and has been a pioneer in the development and commercialization of, tissue valves and repair products used to replace or repair a patient's diseased or defective heart valve. In the CRITICAL CARE area, Edwards Lifesciences is a world leader in hemodynamic monitoring systems that are used to measure a patient's heart function, and also provides central venous access products for fluid and drug delivery. Edwards Lifesciences' VASCULAR product lines include a line of balloon catheter-based products, surgical clips and inserts, angioscopy equipment, and artificial implantable grafts, as well as an

                        EDWARDS LIFESCIENCES CORPORATION

                                 JUNE 30, 2000

                                  (UNAUDITED)

1.  DESCRIPTION OF BUSINESS (CONTINUED)
endovascular system under development to be used to treat less invasively life-threatening abdominal aortic aneurysms. In the PERFUSION PRODUCTS AND SERVICES category, Edwards Lifesciences designs, develops, manufactures and markets a diverse line of disposable products used during cardiopulmonary bypass procedures, including oxygenators, blood containers, filters and related devices, as well as bypass equipment (see Note 4). Edwards Lifesciences also is the world's leading provider of perfusion services, employing approximately 400 certified perfusionists who perform an aggregate of approximately 50,000 perfusion cases for open heart surgery per year.

2.  FINANCIAL INFORMATION

    The unaudited interim consolidated condensed financial statements of Edwards Lifesciences prior to the Distribution use Baxter's historical bases in the assets, liabilities and historical results of operations of the cardiovascular business, operated primarily as a division of Baxter, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain reclassifications have been made to prior periods for consistency purposes. These interim consolidated condensed financial statements should be read in conjunction with the financial statements and notes included in the Company's Registration Statement on Form 10, as amended and filed with the Securities and Exchange Commission on April 5, 2000 (the Form 10).

    In the opinion of management, the interim consolidated condensed financial statements reflect all adjustments necessary for a fair presentation of the interim periods. All such adjustments are of a normal, recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

3.  PRO FORMA INFORMATION

    The following unaudited pro forma consolidated condensed statement of income for the six months ended June 30, 2000 presents the consolidated results of Edwards Lifesciences assuming that the transactions contemplated by the Distribution had been completed as of January 1, 2000. The unaudited pro forma information has been prepared utilizing the historical consolidated condensed financial statements of Edwards Lifesciences.

                        EDWARDS LIFESCIENCES CORPORATION

                                 JUNE 30, 2000

                                  (UNAUDITED)

3.  PRO FORMA INFORMATION (CONTINUED)
                        EDWARDS LIFESCIENCES CORPORATION

              PRO FORMA CONSOLIDATED CONDENSED STATEMENT OF INCOME

                (UNAUDITED) (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                 SIX MONTHS ENDED JUNE 30, 2000
                                                          ---------------------------------------------
                                                                            PRO FORMA
                                                                           ADJUSTMENTS
                                                                       --------------------
                                                                       JAPAN ON
                                                                       AN EQUITY
                                                          HISTORICAL     BASIS      OTHERS    PRO FORMA
                                                          ----------   ---------   --------   ---------
Net sales...............................................     $ 431       $(29)(a)              $  402
Cost of goods sold......................................      (233)        12 (a)                (221)
                                                             -----       ----                  ------
Gross profit............................................       198        (17)                    181
                                                             -----       ----                  ------
  Selling, general and administrative expenses..........       119        (12)(a)    $  5(b)      112
  Research and development expenses.....................        28         (1)(a)                  27
  Goodwill amortization.................................        18                                 18
  Disposition of assets and other non-recurring charges,
    net.................................................       301                                301
  Non-recurring spin-off expenses.......................        18                                 18
  Other operating income................................        (6)        (4)(a)                 (10)
                                                             -----       ----        ----      ------
                                                               478        (17)          5         466
                                                             -----       ----        ----      ------
Operating loss..........................................      (280)        --          (5)       (285)
  Interest expense......................................        (6)                    (7)(c)     (13)
  Other expense, net....................................        (2)                                (2)
                                                             -----       ----        ----      ------
Loss before provision for income taxes..................      (288)        --         (12)       (300)
Benefit (provision) for income taxes....................        (4)                     3(d)       (1)
                                                             -----       ----        ----      ------
Net loss................................................     $(292)      $ --        $ (9)     $ (301)
                                                             =====       ====        ====      ======
Share information:
  Pro forma net loss per share
    Basic...............................................                                       $(5.17)
    Diluted.............................................                                       $(5.17)
  Weighted average number of common shares outstanding
    Basic...............................................                                         58.2(e)
    Diluted.............................................                                         58.2(e)

------------------------

PRO FORMA ADJUSTMENTS

(a) To reflect the Edwards Lifesciences Japanese operations on an equity basis for the three months ended March 31, 2000 (Note 1).

                        EDWARDS LIFESCIENCES CORPORATION

                                 JUNE 30, 2000

                                  (UNAUDITED)

3.  PRO FORMA INFORMATION (CONTINUED)
(b) To reflect estimated incremental costs associated with being an independent public company for the three months ended March 31, 2000, including costs associated with corporate administrative services such as accounting, tax, treasury, risk management, insurance, legal, investor relations and human resources. The Company's historical consolidated condensed financial statements for the three months ended March 31, 2000 include all costs incurred by Baxter on behalf of the Company. However, there are incremental and continuing costs directly attributable to the spin-off, as there is a loss of certain synergies and benefits of economies of scale that existed while Edwards Lifesciences was part of Baxter. Management estimated such incremental costs utilizing Baxter's historical headcount and cost analysis, and the Company's organization chart. The following is a summary of the estimated incremental costs by significant function for the three months ended March 31, 2000 (in millions):

Accounting, tax and legal...................................  $ 2
Insurance and risk management...............................    1
Human resources.............................................    1
Treasury, investor relations and other costs................    1
                                                              ---
  Total.....................................................  $ 5
                                                              ===

(c) To reflect the estimated interest expense which would have been incurred by Edwards Lifesciences for the three months ended March 31, 2000 based on the incurrence of $529 million of debt at a weighted-average interest rate of approximately 5%. An increase or decrease of 0.2 points in the weighted-average interest rate would result in a per annum increase or decrease in interest expense of approximately $1 million.

(d) To reflect the estimated tax impact at statutory rates, for pro forma adjustments (b) and (c), as well as the estimated impact of different tax rates available to Edwards Lifesciences as a stand-alone company for the three months ended March 31, 2000.

(e) Computed as if the 58.2 million common shares of Edwards Lifesciences had been outstanding as of January 1, 2000 (comprised of 58.1 million common shares of Edwards Lifesciences distributed to Baxter shareholders on the Distribution Date and approximately 0.1 million common shares of Edwards Lifesciences distributed to Edwards Lifesciences' hourly employees subsequent to the Distribution Date). Due to the net loss for the six-months ended June 30, 2000, the pro forma basic and diluted net loss per share are the same amounts since the impact of the common stock equivalents (of approximately 1.2 million shares) would be anti-dilutive.

                        EDWARDS LIFESCIENCES CORPORATION

                                 JUNE 30, 2000

                                  (UNAUDITED)

4.  DISPOSITION OF ASSETS AND OTHER NON-RECURRING CHARGES, NET

    LOSS ON SALE AND ABANDONMENT OF ASSETS ($291 MILLION)

    Effective July 15, 2000, the Company entered into a definitive agreement, subject to customary closing conditions including regulatory approvals, to sell the majority of its United States and Western European assets and rights related to its perfusion products to Jostra AG for cash proceeds of approximately
$30 million. Sales of the Company's impacted perfusion products were approximately $17 million during the second quarter 2000. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges," the Company recorded a pre-tax impairment charge of $291 million in the second quarter of 2000 to reduce the carrying value of these assets to fair value based upon the estimated net proceeds from the sale. Assets subject to this impairment charge consist primarily of goodwill ($245 million) and special-use manufacturing and support assets. The goodwill impairment charge was calculated based upon a pro rata allocation of the goodwill using the relative fair values of the affected long-lived assets and identifiable intangibles acquired at the inception date of the goodwill.

    In conjunction with the planned sale of the perfusion products, the Company anticipates incurring an additional $10 million pre-tax charge during the third quarter of 2000 related to personnel costs, at which time the Company expects it will have met the criteria of Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The personnel costs will consist primarily of severance, medical plan continuation and outplacement services for employees expected to be terminated. As of July 31, 2000, no such payments have been made to these employees.

    GAIN ON SALE OF ASSETS ($35 MILLION)

    On June 30, 2000, Edwards Lifesciences transferred the rights, intellectual property and U.S. assets of its mechanical cardiac assist product line to World Heart Corporation (World Heart). In return, the Company received (a) preferred stock of a subsidiary of World Heart which, at Edwards' option, can be exchanged for approximately 5 million shares of World Heart's common stock commencing
July 2002 and (b) exclusive worldwide distribution rights to the Novacor left ventricular assist system and any ventricular assist technologies developed by World Heart. Edwards Lifesciences also will provide components and technical support to World Heart for ventricular assist products at agreed upon prices. The Company recorded a pre-tax gain of $35 million in connection with this transaction. Sales of the Company's impacted mechanical cardiac assist products were approximately $1 million during the second quarter 2000.

    As part of the transaction with World Heart, the Company invested
$20 million in World Heart convertible preferred stock. The preferred stock bears a cumulative dividend, is callable at any time by World Heart and is convertible by the Company into World Heart common stock commencing July 2006. Edwards Lifesciences reports its investment in World Heart as available-for-sale securities.

                        EDWARDS LIFESCIENCES CORPORATION

                                 JUNE 30, 2000

                                  (UNAUDITED)

4. DISPOSITION OF ASSETS AND OTHER NON-RECURRING CHARGES, NET (CONTINUED) OTHER NON-RECURRING CHARGES ($45 MILLION)

    As a result of Edwards Lifesciences' continuing efforts to focus the Company's product portfolio and affect the Company's business strategy following the spin-off from Baxter, the Company decided to discontinue certain products in its portfolio that did not meet the objectives of its business strategy. The long-lived assets or the investments in these products were evaluated to determine whether any impairment in their recoverability existed at the determination date. As a result, Edwards Lifesciences assessed whether the estimated cash flows of the products over the estimated lives of the related assets were sufficient to recover their costs. Where such cash flows were insufficient, the Company utilized a discounted cash flow model to estimate the fair value of assets or investments and recorded an impairment charge to adjust the carrying values to estimated fair values. As a result of this evaluation, Edwards Lifesciences recorded a non-cash charge of $45 million primarily related to the impairment of goodwill unrelated to perfusion products ($37 million), impairment of other intangibles ($5 million) and the write-down of non-productive assets ($3 million).

5.  INVENTORIES

    Inventories consisted of the following (see Note 1):

                                                       JUNE 30,       DECEMBER 31,
                                                         2000             1999
                                                       --------       ------------
                                                              (IN MILLIONS)
Raw materials........................................    $22              $ 29
Work in process......................................     22                28
Finished products....................................     51               112
                                                         ---              ----
Total inventories....................................    $95              $169
                                                         ===              ====

6.  COMMON STOCK AND STOCK OPTIONS

    On April 3, 2000, the Company granted options to purchase shares of Edwards Lifesciences Common Stock under the Edwards Lifesciences Long-Term Incentive Stock Plan (the Plan). The Plan includes two stock option programs: Founders Options and Edwards Conversion Options. The Founders Options were awarded to all salaried employees of the Company, and permit the purchase of approximately
5.7 million shares at an exercise price of $13.875, the fair market value at the date of grant. The Founders Options vest 30% after two years, and the balance vests after three years. The Founders Options include approximately 634,000 options granted to non-employees of the Company in Japan (deemed to be employees of Baxter as described in Note 1). In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the $4.2 million value of these options is being amortized over the three-year vesting period on a straight-line basis. The Edwards Conversion Options permit the purchase of approximately 2.4 million shares at an exercise price based upon an equitable conversion of the exercise price under the Baxter stock option plan, with reference to the when-issued price of the Company's stock and the closing price of Baxter's common

                        EDWARDS LIFESCIENCES CORPORATION

                                 JUNE 30, 2000

                                  (UNAUDITED)

6. COMMON STOCK AND STOCK OPTIONS (CONTINUED) stock on March 31, 2000. The Edwards Conversion Options retained the vesting periods under the Baxter stock option plan, resulting in various vesting periods through September 2001.

    During the quarter ended June 30, 2000, Edwards Lifesciences issued to certain hourly employees approximately 125,000 shares of the Company's common stock valued at $1.7 million.

    On April 1, 2000, Edwards Lifesciences' five non-employee directors were each granted 5,000 shares of the Company's common stock, valued at $339,000, with restrictions that lapse over a two-year period.

7.  COMPREHENSIVE INCOME

    The reconciliation of net income to comprehensive income is as follows:

                                                       THREE MONTHS           SIX MONTHS
                                                           ENDED                 ENDED
                                                         JUNE 30,              JUNE 30,
                                                    -------------------   -------------------
                                                      2000       1999       2000       1999
                                                    --------   --------   --------   --------
                                                                  (IN MILLIONS)
Net income (loss).................................   $(309)      $24       $(292)      $46
Other comprehensive income:
  Currency translation adjustments................      (4)       (3)         (8)       (6)
  Unrealized gain on marketable securities........       6        --           6        --
                                                     -----       ---       -----       ---
Comprehensive income..............................   $(307)      $21       $(294)      $40
                                                     =====       ===       =====       ===

8.  RELATED PARTY TRANSACTIONS

    Prior to the Distribution Date, Baxter provided to Edwards Lifesciences certain legal, treasury, employee benefit, insurance and administrative services. Charges for these services were based on actual costs incurred by Baxter. The bases for the amounts charged to Edwards Lifesciences varied depending on the nature of the service, but generally were determined using headcount, sales, payroll, square footage or other appropriate data, or were determined based on actual utilization of services. Management believes that the bases used for allocating service charges are reasonable. However, the terms of these transactions may differ from those that would result from transactions with unrelated third parties or had Edwards Lifesciences performed these functions on its own.

    Prior to the Distribution Date, Edwards Lifesciences participated in a centralized cash management program administered by Baxter. Short-term advances from Baxter or excess cash sent to Baxter have been treated as an adjustment to the "Investment by Baxter International Inc., net" account as of and through March 31, 2000. No interest was charged on this balance.

    Effective on the Distribution Date, Baxter and Edwards Lifesciences entered into a series of administrative services agreements pursuant to which Baxter and Edwards Lifesciences will continue to provide, for a specified period of time, certain administrative services (primarily information systems support, payroll, accounting and warehousing and logistics support) that each entity historically has

                        EDWARDS LIFESCIENCES CORPORATION

                                 JUNE 30, 2000

                                  (UNAUDITED)

8.  RELATED PARTY TRANSACTIONS (CONTINUED)
provided to the other. These agreements require the parties to pay each other a fee that approximates the actual costs of these services. Additionally, subsequent to March 31, 2000, Edwards Lifesciences has continuing relationships with Baxter as a customer and supplier for certain products, and uses Baxter as a distributor of the Company's products in certain regions of the world.

    The following table summarizes the charges from Baxter for the above-mentioned services, as recorded in Edwards Lifesciences Consolidated Condensed Statements of Income:

                                                         THREE MONTHS                 SIX MONTHS
                                                            ENDED                       ENDED
                                                           JUNE 30,                    JUNE 30,
                                                    ----------------------      ----------------------
                                                      2000          1999          2000          1999
                                                    --------      --------      --------      --------
                                                                      (IN MILLIONS)
Cost of goods sold................................     $1           $ 1           $ 3           $ 3
Selling, general and administrative expenses......      3            10            13            21
Research and development expenses.................     --             1             1             1

    Sales to Baxter represented approximately 14% of the Company's total net sales for the three months ended June 30, 2000.

9.  COMMITMENTS AND CONTINGENCIES

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

    As previously announced, on June 29, 2000 Edwards Lifesciences filed a lawsuit for patent infringement against Medtronic, Inc. alleging infringement of two of Edwards Lifesciences' United States patents, and against St. Jude Medical, Inc. alleging infringement of three patents. The Medtronic lawsuit was filed in the United States District Court for the District of Delaware and the St. Jude lawsuit in the United States District Court for the Central District of California. Both lawsuits seek monetary damages and injunctive relief. Medtronic has answered, and asserted various affirmative defenses and counterclaims. No responsive pleadings from St. Jude have been served upon Edwards Lifesciences.

    Edwards Lifesciences is, or may be, a party to pending or threatened lawsuits, related primarily to products and services currently or formerly manufactured or performed, as applicable, by Edwards

                        EDWARDS LIFESCIENCES CORPORATION

                                 JUNE 30, 2000

                                  (UNAUDITED)

9.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
Lifesciences. Such cases and claims raise difficult and complex factual and legal issues and are subject to many uncertainties and complexities, including, but not limited to, the facts and circumstances of each particular case or claim, the jurisdiction in which each suit is brought, and differences in applicable law. Upon resolution of any pending legal matters, Edwards Lifesciences may incur charges in excess of presently established reserves. While such a charge could have a material adverse impact on Edwards Lifesciences' net income or net cash flows in the period in which it is recorded or paid, management believes that no such charge would have a material adverse effect on Edwards Lifesciences' consolidated financial position.

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

                        EDWARDS LIFESCIENCES CORPORATION

                                 JUNE 30, 2000

                                  (UNAUDITED)

10.  SEGMENT INFORMATION (CONTINUED)
    Geographic area data includes net sales based on product shipment destination and long-lived asset data is presented based upon physical location.

                                                       THREE MONTHS           SIX MONTHS
                                                           ENDED                 ENDED
                                                         JUNE 30,              JUNE 30,
                                                    -------------------   -------------------
                                                      2000       1999       2000       1999
                                                    --------   --------   --------   --------
                                                                  (IN MILLIONS)
NET SALES BY GEOGRAPHIC AREA

United States.....................................    $124       $132       $249       $257
Japan (see Note 1)................................      17         39         63         82
Other countries...................................      64         62        119        115
                                                      ----       ----       ----       ----
Totals............................................    $205       $233       $431       $454
                                                      ====       ====       ====       ====
NET SALES BY MAJOR PRODUCT AND SERVICE AREA

Cardiac Surgery...................................    $ 81       $ 80       $160       $156
Critical Care.....................................      53         59        114        119
Vascular..........................................      14         16         29         31
Perfusion Products and Services...................      55         61        115        121
Other.............................................       2         17         13         27
                                                      ----       ----       ----       ----
Totals............................................    $205       $233       $431       $454
                                                      ====       ====       ====       ====

                                                          JUNE 30,    DECEMBER 31,
                                                            2000          1999
                                                          ---------   ------------
                                                               (IN MILLIONS)
LONG-LIVED ASSETS BY GEOGRAPHIC AREA
United States...........................................    $798         $1,022
Other countries.........................................      24             39
                                                            ----         ------
Totals..................................................    $822         $1,061
                                                            ====         ======

    Sales to Allegiance Corporation, a subsidiary of Cardinal Health, Inc., represented approximately 12% of the Company's total net sales for the three and six months ended June 30, 2000, and approximately 9% of the Company's total net sales for the three and six months ended June 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis presents the factors that had a material effect on the results of operations of Edwards Lifesciences during the three and six months ended June 30, 2000 and 1999. Also discussed is Edwards Lifesciences' financial position as of June 30, 2000. You should read this discussion in conjunction with the historical and pro forma consolidated condensed financial statements and related notes thereto included elsewhere in this Form 10-Q.

OVERVIEW

    Edwards Lifesciences provides a comprehensive line of products and services to treat late-stage cardiovascular disease. Edwards Lifesciences' sales are categorized in four main product areas: cardiac surgery, critical care, vascular, and perfusion products and services. In addition, Edwards Lifesciences also offers a diverse grouping of product lines comprised mostly of select distributed products that are sold in international markets, and miscellaneous pharmaceutical products. Edwards Lifesciences is headquartered in Irvine, California, and supplies its products and services to customers in more than 80 countries, both through direct sales and distributor relationships. Edwards Lifesciences' products are manufactured in locations throughout the world, including Brazil, the Dominican Republic, The Netherlands, Puerto Rico, Switzerland and the United States.

    Edwards Lifesciences' CARDIAC SURGERY portfolio is comprised of products relating to heart-valve therapy, mechanical cardiac assist (see "Disposition of Assets and other Non-recurring Charges, net"), and cannulae and cardioplegia products used during open-heart surgery. Edwards Lifesciences is the world's leader in, and has been a pioneer in the development and commercialization of, tissue valves and repair products, used to replace or repair a patient's diseased or defective heart valve. In the CRITICAL CARE area, Edwards Lifesciences is a world leader in hemodynamic monitoring systems used to measure a patient's heart function, and also provides central venous access products for fluid and drug delivery. Edwards Lifesciences' VASCULAR product lines include a line of balloon catheter-based products, surgical clips and inserts, angioscopy equipment, and artificial implantable grafts, as well as an endovascular system under development to be used to treat less invasively life-threatening abdominal aortic aneurysms. In the PERFUSION PRODUCTS AND SERVICES category, Edwards Lifesciences designs, develops, manufactures and markets a diverse line of disposable products used during cardiopulmonary bypass procedures, including oxygenators, blood containers, filters and related devices, as well as bypass equipment (see "Disposition of Assets and other Non-recurring Charges, net" for a description of the pending sale of the majority of perfusion products to Jostra AG). Edwards Lifesciences also is the world's leading provider of perfusion services, employing approximately 400 certified perfusionists who perform an aggregate of approximately 50,000 perfusion cases for open heart surgery per year.

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

RESULTS OF OPERATIONS

    NET SALES TRENDS

    The following is a summary of domestic and international net sales:

                                                THREE MONTHS
                                                    ENDED                   SIX MONTHS ENDED
                                                  JUNE 30,                      JUNE 30,
                                           -----------------------       -----------------------
                                             2000           1999           2000           1999
                                           --------       --------       --------       --------
                                                           (DOLLARS IN MILLIONS)
United States............................   $  124           132          $ 249           $257
  % CHANGE IN 2000.......................     (6.1%)                       (3.1%)
International............................       81           101            182            197
  % CHANGE IN 2000.......................    (19.8%)                       (7.6%)
                                            ------          ----          -----           ----
Total net sales..........................   $  205          $233          $ 431           $454
                                            ======          ====          =====           ====
  % CHANGE IN 2000.......................    (12.0%)                       (5.1%)

    The decrease in international net sales resulted primarily from a change in accounting for sales in Japan. Subsequent to the Distribution, Edwards Lifesciences only recognizes as sales its shipments into a joint venture with Baxter (see "Joint Venture in Japan" below). Excluding this change in accounting in Japan, international net sales for the three and six months ended June 30, 2000 would have increased 1.3% and 0.9%, respectively, and total net sales for the three and six months ended June 30, 2000 would have decreased 3.0% and 1.4%, respectively. The net sales decrease in the United States was due primarily to
(a) declines in the vascular and perfusion product lines and (b) a one-time
$5 million sale of a patent in the second quarter last year.

    Net sales within product lines were impacted by fluctuations in foreign currency exchange rates, primarily the movement of the U.S. dollar against the Euro and the Japanese yen. Excluding the change in accounting in Japan and the impact of changes in foreign currency exchange rates, sales for the three and six months ended June 30, 2000 would have decreased 0.4% and increased 0.1%, respectively. The impact of foreign currency exchange rate fluctuations on net sales would not necessarily be indicative of the impact on net income due to the corresponding effect of foreign currency exchange rate fluctuations on operating costs and expenses and Edwards Lifesciences' hedging activities. For more information, see "Currency and Interest Rate Risk" below.

    The following is a summary of net sales by product line:

                                               THREE MONTHS                SIX MONTHS ENDED
                                              ENDED JUNE 30,                   JUNE 30,
                                          -----------------------       -----------------------
                                            2000           1999           2000           1999
                                          --------       --------       --------       --------
                                                          (DOLLARS IN MILLIONS)
Cardiac surgery.........................   $   81          $ 80          $  160          $156
  % CHANGE IN 2000......................      1.3%                          2.6%
Critical care...........................       53            59             114           119
  % CHANGE IN 2000......................    (10.2%)                        (4.2%)
Vascular................................       14            16              29            31
  % CHANGE IN 2000......................    (12.5%)                        (6.5%)
Perfusion products and services.........       55            61             115           121
  % CHANGE IN 2000......................     (9.8%)                        (5.0%)
Other...................................        2            17              13            27
  % CHANGE IN 2000......................    (88.2%)                       (51.9%)
                                           ------          ----          ------          ----
Total net sales.........................   $  205          $233          $  431          $454
                                           ======          ====          ======          ====
  % CHANGE IN 2000......................    (12.0%)                        (5.1%)

    CARDIAC SURGERY

    Excluding the change in accounting for sales in Japan, net sales of cardiac surgery products would have increased 4.3% and 4.0% for the three and six months ended June 30, 2000, respectively. Additionally, excluding the impact of foreign currency exchange rate fluctuations, net sales would have increased 6.7% and 6.5% for the three and six months ended June 30, 2000, respectively.

    The growth in this product line resulted primarily from continued, double-digit sales growth in pericardial tissue valves, particularly in Europe and Japan, offset primarily by declines in porcine tissue valves (as a result of competition) and other non-valve products. Management expects that its heart-valve therapy products will continue to serve as a key driver of Edwards Lifesciences' sales growth as a result of the shift from mechanical to tissue valve use, as well as the Company's expectation of FDA approval for the Carpentier-Edwards PERIMOUNT mitral pericardial tissue valve.

    CRITICAL CARE

    Excluding the change in accounting for sales in Japan, net sales of critical care products would have increased 3.2% and 1.4% for the three and six months ended June 30, 2000, respectively. Additionally, excluding the impact of foreign currency exchange rate fluctuations, net sales would have increased 5.4% and 3.8% for the three and six months ended June 30, 2000, respectively.

    The growth in this product line was due primarily to strong sales in the access and hemofiltration product categories, as well as solid sales in base hemodynamic monitoring products. During the quarter ended June 30, 2000, Edwards Lifesciences received FDA clearance to commence U.S. sales of its Vantex central venous catheter. Critical Care products have been, and are expected to continue to be, significant contributors to Edwards Lifesciences' total sales, particularly as the Vantex catheter becomes available and hemofiltration products gain acceptance in new markets. Management believes that future sales growth of Critical Care products could be negatively impacted by global pricing pressures, including anticipated decreased governmental reimbursement in Japan.

    VASCULAR

    Excluding the change in accounting for sales in Japan, net sales of vascular products would have decreased 8.6% and 6.1% for the three and six months ended June 30, 2000, respectively. Additionally, excluding the impact of foreign currency exchange rate fluctuations, net sales would have decreased 6.0% and 3.2% for the three and six months ended June 30, 2000, respectively.

    The decline in this product line resulted primarily from lower unit sales in several surgery-based product categories. During the quarter ended June 30, 2000, Edwards Lifesciences received FDA approval to commence U.S. sales of its Thrombex Percutaneous Mechanical Thrombectomy System, a device used for removing blood clots from the access grafts of hemodialysis patients. Management expects that this new product will have a positive impact on future vascular sales.

    Edwards Lifesciences has made a significant commitment to the development of endovascular grafts, which are used to treat potentially life-threatening abdominal aortic aneurysms (AAA) cases, through a minimally invasive approach. In 1999, Edwards Lifesciences commercially launched its Lifepath AAA Endovascular Graft System in certain regions. In April 2000, the Company voluntarily suspended its clinical trials in the United States and sales of its Lifepath AAA Endovascular Graft System following the discovery of cases in which the products' wireform had fractured. The Company has undertaken a review of all Lifepath AAA cases and will determine what further action is required to resume clinical trials and sales of this product.

    PERFUSION PRODUCTS AND SERVICES

    Excluding the change in accounting for sales in Japan, net sales of perfusion products and services would have decreased 4.8% and 3.2% for the three and six months ended June 30, 2000, respectively. Additionally, excluding the impact of foreign currency exchange rate fluctuations, net sales would have decreased 3.3% and 2.3% for the three and six months ended June 30, 2000, respectively.

    Management believes that the decrease in sales of perfusion products and services was due primarily to an increase in the number of "beating heart" coronary artery bypass surgeries, particularly in the U.S. and Western Europe, and this trend has reduced the need for perfusion services and the use of many traditional perfusion products manufactured and sold by Edwards Lifesciences. In addition, there continues to be a slowing in the number of coronary artery bypass graft procedures on a worldwide basis, as well as continuing pricing pressures. Management believes that the slowdown in the number of traditional coronary bypass graft procedure surgeries has been caused by increased acceptance of newer, less-invasive procedures such as coronary stenting, which often eliminates or defers the need for cardiac surgery.

    Effective July 15, 2000, Edwards Lifesciences entered into a definitive agreement, subject to customary closing conditions including regulatory approvals, to sell a majority of its perfusion products business to Jostra AG, which will allow Edwards Lifesciences to exit the perfusion products business in the United States and Western Europe, while retaining certain portions of the operation that will continue to support its existing selling organization. Management expects this transaction to be completed by September 30, 2000 and to have a positive impact on earnings thereafter.

    OTHER

    Other sales include a diverse grouping of product lines comprised primarily of select distributed products that are sold in international regions (primarily Japan), and miscellaneous pharmaceutical products. This category of sales, which generally represents less than ten percent of Edwards Lifesciences' total sales, decreased for the three and six months ended June 30, 2000 primarily due to the change in accounting for sales in Japan and a one-time $5 million sale of a patent in the second quarter last year.

    JOINT VENTURE IN JAPAN

    Subsequent to the Distribution, the cardiovascular business in Japan is being operated pursuant to a joint venture under which a Japanese subsidiary of Baxter retains ownership of the Japanese business assets, but a subsidiary of Edwards Lifesciences holds a 90% profit interest. Edwards Lifesciences has an option to purchase the Japanese business assets that may be exercised no earlier than 28 months following the Distribution Date and no later than 60 months following the Distribution Date. The Japanese operations are included in the accompanying Consolidated Condensed Statements of Income for periods prior to the Distribution, consistent with the historical treatment of the Company's operations while a part of Baxter. Subsequent to the Distribution, Edwards Lifesciences recognizes as sales its shipments into the joint venture and utilizes the equity method of accounting to record its interest in the operations of the joint venture. On a pro forma basis, sales and other income statement amounts have been adjusted to reflect the Japanese operations on this basis, resulting in pro forma sales of $402 million for the six months ended June 30, 2000 (see further pro forma information in Note 3 of Notes to Consolidated Condensed Financial Statements).

    GROSS MARGIN

                                                 THREE MONTHS               SIX MONTHS ENDED
                                                ENDED JUNE 30,                  JUNE 30,
                                            -----------------------      -----------------------
                                              2000           1999          2000           1999
                                            ---------      --------      ---------      --------
Gross margin percentage...................       44.0%       50.6%            45.9%       49.8%
  CHANGE IN 2000..........................  (6.6 pts.)                   (3.9 pts.)

    Excluding the impact of foreign currency exchange rate fluctuations, the gross margin percentage would have decreased 5.6 points and 2.9 points for the three and six months ended June 30, 2000, respectively. The decrease in the gross margin percentage for the three months ended June 30, 2000 was due primarily to a change commencing April 1, 2000 in the Company's accounting for Japan's operations (see "Joint Venture in Japan" above), one-time unusual items in the prior year, costs associated with the relocation of certain manufacturing operations during the year 2000 and pricing pressures within the industry, partially offset by increased sales of higher-margin cardiac surgery products.

    The decrease in the gross margin percentage for the six months ended
June 30, 2000 resulted primarily from the same factors mentioned immediately above, except the impact is reduced since the change in Japan's operations and the prior year one-time items affect only the three months ended June 30, 2000.

    SELLING, GENERAL AND ADMINISTRATIVE (S, G & A) EXPENSES

                                                  THREE MONTHS              SIX MONTHS ENDED
                                                 ENDED JUNE 30,                 JUNE 30,
                                             ----------------------      ----------------------
                                               2000          1999          2000          1999
                                             --------      --------      --------      --------
S, G & A expenses as a percentage of
  sales....................................      28.8%       25.8%           27.6%       26.0%
  CHANGE IN 2000...........................  3.0 pts.                    1.6 pts.

    Excluding the impact of foreign currency exchange rate fluctuations, S, G & A expenses as a percentage of sales would have increased 3.7 points and
2.0 points for the three and six months ended June 30, 2000, respectively. These increases are due primarily to (a) the establishment of $9.5 million of reserves during the second quarter 2000 for litigation, property taxes and uncollectable receivables and (b) additional personnel costs associated with the Company's operation as an independent company commencing April 1, 2000, partially offset by reduced spending in its perfusion products and cardiac assist product lines (see "Disposition of Assets and Other Non-Recurring Charges, net").

    RESEARCH AND DEVELOPMENT EXPENSES

                                                    THREE MONTHS
                                                       ENDED                  SIX MONTHS ENDED
                                                      JUNE 30,                    JUNE 30,
                                               ----------------------      ----------------------
                                                 2000          1999          2000          1999
                                               --------      --------      --------      --------
                                                             (DOLLARS IN MILLIONS)
Research and development expenses............    $ 14          $ 13         $  28          $ 25
  % CHANGE IN 2000...........................     7.7%                       12.0%
Research and development expenses as a
  percentage of sales........................     6.8%          5.6%          6.5%          5.5%

    Edwards Lifesciences is engaged in ongoing research and development to introduce new products, to maximize the effectiveness, ease of use, safety and reliability of its existing products and to expand the applications of its products as appropriate. The increases in research and development expenses for the three and six months ended June 30, 2000 reflect Edwards Lifesciences' strong commitment to bolster its research and development activities in the future with the goal of developing and commercializing new innovative products and therapies that enhance performance and patient quality of life and address cost-containment issues.

    DISPOSITION OF ASSETS AND OTHER NON-RECURRING CHARGES, NET

    During the second quarter of 2000, the Company recorded a non-recurring net charge comprised of three items as follows:

    Loss on Sale and Abandonment of Assets ($291 million)

    Effective July 15, 2000, the Company entered into a definitive agreement, subject to customary closing conditions including regulatory approvals, to sell the majority of its United States and Western European assets and rights related to its perfusion products to Jostra AG for cash proceeds of approximately
$30 million. Sales of the Company's impacted perfusion products were approximately $17 million during the second quarter 2000. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges," the Company recorded a pre-tax impairment charge of $291 million in the second quarter of 2000 to reduce the carrying value of these assets to fair value based upon the estimated net proceeds from the sale. Assets subject to this impairment charge consist primarily of goodwill ($245 million) and special-use manufacturing and support assets. The goodwill impairment charge was calculated based upon a pro rata allocation of the goodwill using the relative fair values of the affected long-lived assets and identifiable intangibles acquired at the inception date of the goodwill.

    In conjunction with the planned sale of the perfusion products, the Company anticipates incurring an additional $10 million pre-tax charge during the third quarter of 2000 related to personnel costs, at which time the Company expects it will have met the criteria of EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The personnel costs will consist primarily of severance, medical plan continuation and outplacement services for employees expected to be terminated. As of July 31, 2000, no such payments have been made to these employees.

    Gain on Sale of Assets ($35 million)

    On June 30, 2000, Edwards Lifesciences transferred the rights, intellectual property and U.S. assets of its mechanical cardiac assist product line to World Heart Corporation (World Heart). In return, the Company received (a) preferred stock of a subsidiary of World Heart which, at Edwards' option, can be exchanged for approximately 5 million shares of World Heart's common stock commencing
July 2002 and (b) exclusive worldwide distribution rights to the Novacor left ventricular assist system and any ventricular assist technologies developed by World Heart. Edwards Lifesciences also will provide components and technical support to World Heart for ventricular assist products at agreed upon prices. The Company recorded a pre-tax gain of $35 million in connection with this transaction. Sales of the Company's impacted mechanical cardiac assist products were approximately
$1 million during the second quarter 2000.

    As part of the transaction with World Heart, the Company invested
$20 million in World Heart convertible preferred stock. The preferred stock bears a cumulative dividend, is callable at any time by World Heart and is convertible by the Company into World Heart common stock commencing July 2006. Edwards Lifesciences reports its investment in World Heart as available-for-sale securities.

    Other Non-recurring Charges ($45 million)

    As a result of Edwards Lifesciences' continuing efforts to focus the Company's product portfolio and affect the Company's business strategy following the spin-off from Baxter, the Company decided to discontinue certain products in its portfolio that did not meet the objectives of its business strategy. The long-lived assets or the investments in these products were evaluated to determine whether any impairment in their recoverability existed at the determination date. As a result, Edwards Lifesciences assessed whether the estimated cash flows of the products over the estimated lives of the related assets were sufficient to recover their costs. Where such cash flows were insufficient, the Company utilized a discounted cash flow model to estimate the fair value of assets or investments and recorded an impairment charge to adjust the carrying values to estimated fair values. As a result of this evaluation, Edwards Lifesciences recorded a non-cash charge of $45 million primarily related to the impairment of goodwill unrelated to perfusion products ($37 million), impairment of other intangibles ($5 million) and the write-down of non-productive assets ($3 million).

    NON-RECURRING SPIN-OFF EXPENSES

    In connection with the spin-off of Edwards Lifesciences from Baxter, certain one-time costs totaling $17 million and $18 million were incurred by Edwards Lifesciences during the three and six months ended June 30, 2000, respectively. These costs primarily related to (a) the coordination and implementation of the transaction and (b) the recruitment of personnel to perform new corporate administrative functions.

    OTHER OPERATING INCOME

    Other operating income represents the Company's 90% profit interest in the cardiovascular business in Japan effective April 1, 2000. For more information, see "Joint Venture in Japan" above.

    OTHER EXPENSE, NET

    The decrease in Other Expense, net for the three months ended June 30, 2000 results primarily from fluctuations in currency exchange rates.

    INCOME TAXES

    The effective income tax rate for the three and six months ended June 30, 2000 was impacted by the non-deductibility of the majority of the $301 million non-recurring second quarter 2000 charge (see "Disposition of Assets and Other Non-recurring Charges, net" above). The Company expects its effective tax rate will be 27% for the remainder of the current year.

LIQUIDITY AND CAPITAL RESOURCES

    Cash flow provided by operating activities for the six months ended
June 30, 2000 decreased $16 million due primarily to reduced accounts receivable collections, increased payments to vendors and lower earnings, partially offset by reduced inventory. Included in cash flows provided by operating activities for 1999 was approximately $25 million related to insurance proceeds associated with hurricane damage at one of the Company's manufacturing facilities, and approximately $7 million in additional proceeds relating to the sale of certain trade receivables in Japan to an independent financial institution. An insignificant loss was recognized on the sale of receivables.

    Uses of cash for investing activities during the six months ended June 30, 2000 included the purchase of two convertible debentures in Sangamo Biosciences, Inc. ($13 million) which were subsequently converted into common stock during the second quarter 2000, and investments in A-Med Systems, Inc. ($7 million) and World Heart Corporation ($20 million). Capital expenditures have remained relatively constant.

    As of the Distribution Date, Edwards Lifescience had revolving credit facilities in place for $650 million. As of June 30, 2000, Edwards Lifesciences had borrowed $531 million against the credit facilities. The proceeds of the credit facilities were used to repay intercompany debt to Baxter, satisfy initial working capital requirements, and execute asset transfers from Baxter. The Company incurred approximately $3 million of fees during the six months ended June 30, 2000 associated with obtaining the credit facilities.

    In addition to the revolving credit facilities, Management believes that it has sufficient cash flow from operations and financial flexibility to attract long-term capital to fund short-term and long-term growth objectives. However, no assurances can be given that such long-term capital will be available to Edwards Lifesciences on favorable terms, or at all.

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

NEW ACCOUNTING AND DISCLOSURE STANDARDS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for as either components of earnings or accumulated other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment of FASB Statement No. 133," which amends the accounting and reporting standards of SFAS No. 133. The Company has not determined the impact that adoption of these Standards will have on its consolidated financial statements.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which was amended by SAB No. 101A in March 2000 and SAB No. 101B in June 2000. SAB 101A and 101B delayed the implementation date of SAB No. 101. These SABs, which provide guidance on the recognition, presentation and disclosure of revenue in financial statements, are effective in the fourth quarter of 2000. Management has evaluated these Bulletins and believes that adoption will not have a material impact on Edwards Lifesciences' consolidated financial statements.

CURRENCY AND INTEREST RATE RISK

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

    For all periods prior to April 1, 2000, Edwards Lifesciences was considered in Baxter's overall risk management strategy. As part of this strategy, Baxter managed its foreign currency exchange rate risk to an acceptable level based on management's judgment of the appropriate trade-off between risk, opportunity and costs. With respect to Edwards Lifesciences' currency risks, Baxter primarily utilized options to hedge these exposures.

    As a stand-alone company, Edwards Lifesciences manages its exposure to foreign currency and interest rate fluctuations to minimize earnings and cash flow volatility associated with foreign exchange rate changes. In order to reduce the risk of foreign currency exchange rate fluctuations, Edwards Lifesciences has established a policy of hedging a substantial portion of its expected foreign currency denominated cash flow from operations. The instruments that Edwards Lifesciences uses for hedging are readily marketable traded forward contracts and options with financial institutions. Edwards Lifesciences expects that the changes in fair value of such contracts will have a high correlation to the price changes in the related hedged cash flow. Edwards Lifesciences does not expect that the risk of transaction gains or losses from changes in the fair value of its foreign exchange position will be material because most transactions will occur in either the functional currency or in a currency that has a high correlation to the functional currency. The principal currencies that Edwards Lifesciences hedges are the Japanese Yen and the Euro, which present the primary risk of loss. Any gains and losses on these hedge contracts are expected to offset changes in the value of the related exposures. Edwards Lifesciences will enter into foreign currency transactions only to the extent that foreign currency exposure exists; it will not enter into foreign currency transactions for speculative purposes.

    Edwards Lifesciences utilizes interest rate swap agreements in managing its exposure to interest rate fluctuations. Interest rate swap agreements are executed as an integral part of specific debt transactions. The differential paid or received on interest rate swap agreements is recorded on an accrual basis as an adjustment to interest expense over the term of the agreements. Edwards Lifesciences' interest rate swap agreements involve agreements to receive a floating rate and pay a fixed rate, at specified intervals, calculated on an agreed-upon notional amount. As of July 31, 2000,

Edwards Lifesciences had in place four interest rate swap agreements with a total notional amount of $263 million to swap floating rate U.S. dollar and Yen denominated debt obtained under the Company's revolving credit facilities for fixed rates. The original maturities of the interest rate swap agreements are three months.

FORWARD-LOOKING STATEMENTS

    This Form 10-Q and other materials filed or to be filed by Edwards Lifesciences with the SEC (as well as information included in oral statements or other written statements made, or to be made, by Edwards Lifesciences) contain, or will contain, disclosures that are "forward-looking statements." Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as "may," "believe," "will," "expect," "project," "estimate," "anticipate," "plan," or "continue." These forward-looking statements address, among other things, strategic objectives and the effects of the Distribution. These forward-looking statements are based on the current plans and expectations of management and are subject to a number of uncertainties and risks that could significantly affect current plans and expectations and the future financial condition and results of Edwards Lifesciences. These factors include, but are not limited to:

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

    - claims and legal actions relating to product and other liability;

    - fluctuations in the market value of Edwards Lifesciences common stock;

    - changes in accounting practices;

    - changes in general economic conditions and foreign currency fluctuations;

    - product demand and risks associated with industry acceptance;

    - the receipt of timely regulatory approvals;

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

TRADEMARKS

    Edwards Lifesciences, Edwards, Lifepath AAA, Thrombex PMT and Vantex are trademarks of Edwards Lifesciences Corporation. Carpentier-Edwards and PERIMOUNT are trademarks of Edwards Lifesciences Corporation and are registered in the U.S. Patent and Trademark office.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    As previously announced, on June 29, 2000 Edwards Lifesciences filed a lawsuit for patent infringement against Medtronic, Inc. alleging infringement of two of Edwards Lifesciences' United States patents, and against St. Jude Medical, Inc. alleging infringement of three patents. The Medtronic lawsuit was filed in the United States District Court for the District of Delaware and the St. Jude lawsuit in the United States District Court for the Central District of California. Both lawsuits seek monetary damages and injunctive relief. Medtronic has answered, and asserted various affirmative defenses and counterclaims. No responsive pleadings from St. Jude have been served upon Edwards Lifesciences.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

        Exhibits required by Item 601 of Regulation S-K are listed in the
    Exhibit Index hereto.

    (b) Reports on Form 8-K

        During the quarter for which this Report on Form 10-Q is filed, the registrant filed no reports on Form 8-K.

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

                                                       EDWARDS LIFESCIENCES CORPORATION
                                                                   (Registrant)

Date: August 11, 2000                                  By: /s/ BRUCE J. BENTCOVER
                                                           ------------------------------------------
                                                           Bruce J. Bentcover
                                                           CORPORATE VICE PRESIDENT AND CHIEF
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

          4.1*          Specimen form of certificate representing Edwards
                        Lifesciences Corporation common stock

         10.1*          Agreement and Plan of Reorganization, dated March 31, 2000, between Edwards Lifesciences Corporation and Baxter
                        International Inc.

         10.2*          Tax Sharing Agreement, dated March 31, 2000, between Edwards
                        Lifesciences Corporation and Baxter International Inc.

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

        10.14*          Edwards Lifesciences Corporation Nonemployee Directors and
                        Consultants Stock Incentive Program

        10.15*          Edwards Lifesciences Corporation Employee Stock Purchase
                        Plan for International Employees

        10.16*          Tokumei Kumiai Agreement by and between Baxter Limited and
                        Edwards Lifesciences Finance Limited, dated as of April 1,
                        2000

        10.17*          Option Agreement by and between Baxter Limited and Edwards
                        Lifesciences Limited, dated as of April 1, 2000

        10.18* Japan Distribution Agreement by and between Baxter Limited and Edwards Lifesciences LLC, dated as of April 1, 2000

NUMBER                  DESCRIPTION OF EXHIBIT
------                  ----------------------
        10.19**         Five Year Credit Agreement dated as of March 30, 2000, among
                        Edwards Lifesciences Corporation, a Delaware corporation;
                        the Swiss Borrowers; the Japanese Borrowers; the Lenders
                        from time to time party hereto, The Chase Manhattan Bank, as
                        Administrative Agent; Chase Manhattan International Limited,
                        as London Agent; The Fuji Bank, Limited, as the Tokyo Agent;
                        Bank One, N.A., as Syndication Agent; and Credit Suisse
                        First Boston, as Documentation Agent.

        10.20**         364-Day Credit Agreement dated as of March 30, 2000, among
                        Edwards Lifesciences Corporation, a Delaware corporation
                        (the "Company"); the Lenders from time to time party hereto;
                        The Chase Manhattan Bank, as Administrative Agent; Bank One,
                        N.A., as Syndication Agent; and Credit Suisse First Boston,
                        as Documentation Agent.

        10.21**         Edwards Lifesciences Corporation Severance Pay Plan

        10.22           Contribution Agreement By and Among Edwards Lifesciences
                        LLC, Edwards Novacor LLC, World Heart Corporation and
                        Valentine Acquisition Corp. Dated as of May 24, 2000

        10.23           AMENDMENT NO. 1, dated as of June 30, 2000 (this
                        "AMENDMENT"), to the FIVE YEAR CREDIT AGREEMENT dated as of
                        March 30, 2000 (the "FIVE YEAR CREDIT AGREEMENT"), among
                        EDWARDS LIFESCIENCES CORPORATION, a Delaware corporation
                        (the "COMPANY"); the SWISS BORROWERS (as defined in the
                        Credit Agreement); the JAPANESE BORROWERS (as defined in the
                        Credit Agreement); the LENDERS from time to time party
                        thereto; THE CHASE MANHATTAN BANK, as Administrative Agent;
                        CHASE MANHATTAN INTERNATIONAL LIMITED, as London Agent; THE
                        FUJI BANK, LIMITED, as the Tokyo Agent; BANK ONE, N.A., as
                        Syndication Agent; and CREDIT SUISSE FIRST BOSTON, as
                        Documentation Agent, and to the 364 Day CREDIT AGREEMENT
                        dated as of March 30, 2000 (the "364 DAY CREDIT AGREEMENT"
                        and together with the Five Year Credit Agreement the "CREDIT
                        AGREEMENTS") among the Company, the Lenders from time to
                        time party thereto, THE CHASE MANHATTAN BANK, as
                        Administrative Agent, BANK ONE, N.A., as Syndication Agent
                        and CREDIT SUISSE FIRST BOSTON, as Documentation Agent.

         21.1*          Subsidiaries of Edwards Lifesciences Corporation

         27.1*          Financial Data Schedule -- December 31, 1999

         27.2*          Financial Data Schedule -- December 31, 1998

         27.3*          Financial Data Schedule -- December 31, 1997

         27.4**         Financial Data Schedule -- March 31, 2000

         27.5           Financial Data Schedule -- June 30, 2000

------------------------

* Incorporated by reference from Registrant's Registration Statement on Form 10, as amended, under the Securities Exchange Act of 1934.

** Incorporated by reference from Registrant's Registration Form 10-Q for the quarterly period ended March 31, 2000, under the Securities Exchange Act of 1934.