Form 10-Q
period 2000-09-30
EDWARDS LIFESCIENCES CORP
filed 2000-11-14
CIK 1099800

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes __X__       No ____

    The number of shares of the registrant's Common Stock, par value $1.00 per share, outstanding as of October 31, 2000, the latest practicable date, was 58,667,523 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        EDWARDS LIFESCIENCES CORPORATION
                                   FORM 10-Q
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                               TABLE OF CONTENTS

                                                                        PAGE NUMBER
                                                                        -----------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)............................       2

            Consolidated Condensed Balance Sheets.....................       2

            Consolidated Condensed Statements of Income...............       3

            Consolidated Condensed Statements of Cash Flows...........       4

            Notes to Consolidated Condensed Financial Statements......       5

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................      15

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...........................................      26

Item 6.   Exhibits and Reports on Form 8-K............................      26

                                                                            27
Signature.............................................................

                                                                            28
Exhibits..............................................................

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        EDWARDS LIFESCIENCES CORPORATION

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                  (UNAUDITED) (IN MILLIONS, EXCEPT SHARE DATA)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                          ASSETS

CURRENT ASSETS
  Cash and cash equivalents.................................    $   13.2        $     --
  Accounts receivables, net.................................       154.3           155.4
  Inventories...............................................        78.4           168.8
  Prepaid expenses and other current assets.................        31.3            32.4
                                                                --------        --------
    Total current assets....................................       277.2           356.6

Property, plant and equipment, net..........................       177.1           225.9
Goodwill and other intangibles, net.........................       520.2           819.3
Investments in unconsolidated affiliates....................       102.1             1.0
Other assets................................................        29.2            34.5
                                                                --------        --------
                                                                $1,105.8        $1,437.3
                                                                ========        ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities..................    $  126.8        $  156.1
  Short-term debt...........................................       150.6              --
                                                                --------        --------
    Total current liabilities...............................       277.4           156.1
                                                                --------        --------

Long-term debt..............................................       348.2              --
Other liabilities...........................................        55.8            56.7

Commitments and contingencies

STOCKHOLDERS' EQUITY
  Common stock, $1 par value, authorized 350,000,000 shares,
    58,659,387 shares outstanding...........................        58.7              --
  Additional contributed capital............................       277.4              --
  Retained earnings.........................................        87.1           417.5
  Investment by Baxter International Inc., net..............          --           833.5
  Accumulated other comprehensive income (loss).............         1.2           (26.5)
                                                                --------        --------
    Total stockholders' equity..............................       424.4         1,224.5
                                                                --------        --------
                                                                $1,105.8        $1,437.3
                                                                ========        ========

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                        CONDENSED FINANCIAL STATEMENTS.

                        EDWARDS LIFESCIENCES CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (UNAUDITED) (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                THREE MONTHS           NINE MONTHS
                                                                    ENDED                 ENDED
                                                                SEPTEMBER 30,         SEPTEMBER 30,
                                                             -------------------   -------------------
                                                               2000       1999       2000       1999
                                                             --------   --------   --------   --------
Net sales..................................................   $185.8     $216.9    $ 616.4     $671.8
Cost of goods sold.........................................     96.3      115.1      329.2      343.4
                                                              ------     ------    -------     ------
Gross profit...............................................     89.5      101.8      287.2      328.4
                                                              ------     ------    -------     ------
  Selling, general and administrative expenses.............     46.6       57.5      165.6      176.1
  Research and development expenses........................     12.9       13.1       41.0       38.3
  Goodwill amortization....................................      5.7        8.6       22.9       25.8
  Disposition of assets and other non-recurring charges,
    net....................................................     11.7         --      312.2         --
  Non-recurring spin-off expenses..........................       --         --       18.4         --
  Other operating income...................................     (4.1)        --       (9.7)        --
                                                              ------     ------    -------     ------
                                                                72.8       79.2      550.4      240.2
                                                              ------     ------    -------     ------
Operating income (loss)....................................     16.7       22.6     (263.2)      88.2
  Interest expense.........................................      7.5         --       13.9         --
  Other expense (income), net..............................      2.0       (0.2)       3.1       (2.9)
                                                              ------     ------    -------     ------
Income (loss) before provision for income taxes............      7.2       22.4     (280.2)      85.3
Provision for income taxes.................................      2.8        5.7        7.4       23.4
                                                              ------     ------    -------     ------
Net income (loss)..........................................   $  4.4     $ 16.7    $(287.6)    $ 61.9
                                                              ======     ======    =======     ======
Share information:
  Net income per share
    Basic..................................................   $ 0.08
    Diluted................................................   $ 0.07
  Weighted average number of common shares outstanding
    Basic..................................................     58.4
    Diluted................................................     60.7

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                        CONDENSED FINANCIAL STATEMENTS.

                        EDWARDS LIFESCIENCES CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (UNAUDITED) (IN MILLIONS)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                2000           1999
                                                              --------       --------
                                                                 (BRACKETS DENOTE
                                                                  CASH OUTFLOWS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss).........................................  $(287.6)        $ 61.9
  Adjustments
    Dispositions and write-downs of assets and other
      non-recurring charges, net............................    333.4             --
    Depreciation and amortization...........................     59.4           64.6
    Deferred tax expense....................................      2.6             --
    Other...................................................     (0.1)           2.0
  Changes in operating assets and liabilities, net of effect
    from de-consolidation   of Japan business (Note 1)
    Accounts receivable.....................................     (1.2)           8.3
    Inventories.............................................     10.9          (21.7)
    Accounts payable and accrued liabilities................    (18.6)          (5.8)
    Other...................................................    (11.3)          (2.1)
                                                              -------         ------
      Net cash provided by operating activities.............     87.5          107.2
                                                              -------         ------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures......................................    (34.9)         (30.5)
  Purchase of convertible debentures........................    (13.0)            --
  Investments in unconsolidated affiliates..................    (26.5)            --
  Proceeds from asset dispositions..........................     10.0             --
  Asset acquisitions........................................       --           (7.4)
                                                              -------         ------
      Net cash used in investing activities.................    (64.4)         (37.9)
                                                              -------         ------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of short-term debt.................    219.0             --
  Proceeds from issuance of long-term debt..................    437.0             --
  Payments on short-term debt...............................    (68.4)            --
  Payments on long-term debt................................    (87.0)            --
  Debt issuance costs.......................................     (3.0)            --
  Payments to Baxter International Inc., net................   (511.0)         (69.3)
                                                              -------         ------
      Net cash used in financing activities.................    (13.4)         (69.3)
                                                              -------         ------
Effect of currency exchange rate changes on cash............      3.5             --
                                                              -------         ------
Net increase in cash and cash equivalents...................     13.2             --
Cash and cash equivalents at beginning of period............       --             --
                                                              -------         ------
Cash and cash equivalents at end of period..................  $  13.2         $  0.0
                                                              =======         ======
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
  De-consolidation of Japan business (Note 1)...............  $  42.8
  Sale of inventory in exchange for note receivable.........     13.6
  Net assets sold in consideration for convertible preferred
    stock...................................................     13.0
  Unrealized gain on available-for-sale securities..........      7.3
  Issuance of common stock under employee stock purchase
    plans...................................................      5.8

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                        CONDENSED FINANCIAL STATEMENTS.

                        EDWARDS LIFESCIENCES CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

                                  (UNAUDITED)

1.  DESCRIPTION OF BUSINESS

    Edwards Lifesciences Corporation (Edwards Lifesciences or the Company) was incorporated under the original name of CVG Controlled Inc., in Delaware on September 10, 1999, as a subsidiary of Baxter International Inc. (Baxter). On March 31, 2000 (the Distribution Date), Baxter transferred its cardiovascular business (the Edwards Lifesciences Business) to Edwards Lifesciences in connection with a tax-free spin-off by Baxter of the Edwards Lifesciences Business. The spin-off was effected on the Distribution Date through a distribution of 58.1 million shares of Edwards Lifesciences Common Stock (the Distribution) to Baxter stockholders of record on March 29, 2000, resulting in Edwards Lifesciences operating as an independent entity commencing April 1, 2000 with publicly traded common stock. The Company has authorized the issuance of 50 million shares of preferred stock, par value $0.01 per share. No shares of preferred stock have been issued. No earnings per share data for the three and nine months ended September 30, 1999 and the nine months ended September 30, 2000 is presented as the Edwards Lifesciences earnings were part of Baxter's earnings through the close of business on March 31, 2000.

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

    Edwards Lifesciences is a global leader in providing the manufacturing, marketing and selling of a comprehensive line of products and services to treat late-stage cardiovascular disease. Edwards Lifesciences' sales are categorized in four main product areas: (a) cardiac surgery, (b) critical care,
(c) vascular and (d) perfusion products and services. Edwards Lifesciences' CARDIAC SURGERY portfolio is comprised of products relating to heart-valve therapy, and cannulae and cardioplegia products used during open-heart surgery. Edwards Lifesciences is the world's leader in, and has been a pioneer in the development and commercialization of, tissue valves and repair products used to replace or repair a patient's diseased or defective heart valve. In the CRITICAL CARE area, Edwards Lifesciences is a world leader in hemodynamic monitoring systems that are used to measure a patient's heart function, and also provides central venous access products for fluid and drug delivery. Edwards Lifesciences' VASCULAR product lines include a line of balloon catheter-based products, surgical clips and inserts, angioscopy equipment, and artificial implantable grafts, as well as an endovascular system under development to be

                        EDWARDS LIFESCIENCES CORPORATION

                               SEPTEMBER 30, 2000

                                  (UNAUDITED)

1.  DESCRIPTION OF BUSINESS (CONTINUED)
used to treat less invasively life-threatening abdominal aortic aneurysms. In the PERFUSION PRODUCTS AND SERVICES category, Edwards Lifesciences designs, develops, manufactures and markets a diverse line of disposable products used during cardiopulmonary bypass procedures, including oxygenators, blood containers, filters and related devices, as well as bypass equipment (see
Note 4). Edwards Lifesciences also is the world's leading provider of perfusion services, employing approximately 370 certified perfusionists who perform an aggregate of approximately 50,000 perfusion cases for open heart surgery per year.

2.  FINANCIAL INFORMATION

    The unaudited interim consolidated condensed financial statements of Edwards Lifesciences prior to the Distribution use Baxter's historical bases in the assets, liabilities and historical results of operations of the Edwards Lifesciences Business, operated primarily as a division of Baxter, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain reclassification entries have been made to prior periods for consistency purposes. These interim consolidated condensed financial statements should be read in conjunction with the financial statements and notes included in the Company's Registration Statement on Form 10, as amended and filed with the Securities and Exchange Commission on April 5, 2000 (the Form 10).

    In the opinion of management, the interim consolidated condensed financial statements reflect all adjustments necessary for a fair presentation of the interim periods. All such adjustments are of a normal, recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

3.  PRO FORMA INFORMATION

    The following unaudited pro forma consolidated condensed statement of income for the nine months ended September 30, 2000 presents the consolidated results of Edwards Lifesciences assuming that the transactions contemplated by the Distribution had been completed as of January 1, 2000. The unaudited pro forma information has been prepared utilizing the historical consolidated condensed financial statements of Edwards Lifesciences.

                        EDWARDS LIFESCIENCES CORPORATION

                               SEPTEMBER 30, 2000

                                  (UNAUDITED)

3.  PRO FORMA INFORMATION (CONTINUED)
                        EDWARDS LIFESCIENCES CORPORATION
              PRO FORMA CONSOLIDATED CONDENSED STATEMENT OF INCOME
                (UNAUDITED) (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                     -----------------------------------------------------
                                                                         PRO FORMA
                                                                        ADJUSTMENTS
                                                                  ------------------------
                                                                  JAPAN ON
                                                                  AN EQUITY
                                                     HISTORICAL     BASIS          OTHERS        PRO FORMA
                                                     ----------   ---------       --------       ---------
Net sales..........................................    $ 616.4     $(28.9)(a)                     $ 587.5
Cost of goods sold.................................     (329.2)      12.3 (a)                      (316.9)
                                                       -------     ------                         -------
Gross profit.......................................      287.2      (16.6)                          270.6
                                                       -------     ------                         -------
  Selling, general and administrative expenses.....      165.6      (12.4)(a)      $  5.2 (b)       158.4
  Research and development expenses................       41.0       (0.7)(a)                        40.3
  Goodwill amortization............................       22.9                                       22.9
  Disposition of assets and other non-recurring
    charges, net...................................      312.2                                      312.2
  Non-recurring spin-off expenses..................       18.4                                       18.4
  Other operating income...........................       (9.7)      (3.5)(a)                       (13.2)
                                                       -------     ------          ------         -------
                                                         550.4      (16.6)            5.2           539.0
                                                       -------     ------          ------         -------
Operating loss.....................................     (263.2)        --            (5.2)         (268.4)
  Interest expense.................................       13.9                        7.3 (c)        21.2
  Other expense, net...............................        3.1                                        3.1
                                                       -------     ------          ------         -------
Loss before provision for income taxes.............     (280.2)        --           (12.5)         (292.7)
Provision (benefit) for income taxes...............        7.4         --            (3.3)(d)         4.1
                                                       -------     ------          ------         -------
Net loss...........................................    $(287.6)    $   --          $ (9.2)        $(296.8)
                                                       =======     ======          ======         =======
Share information:
  Pro forma net loss per share
    Basic..........................................                                               $ (5.09)
    Diluted........................................                                               $ (5.09)
  Weighted average number of common shares
    outstanding
    Basic..........................................                                                  58.3
    Diluted........................................                                                  58.3

------------------------

PRO FORMA ADJUSTMENTS

(a) To reflect the Edwards Lifesciences Japanese operations on an equity basis for the three months ended March 31, 2000 (Note 1).

                        EDWARDS LIFESCIENCES CORPORATION

                               SEPTEMBER 30, 2000

                                  (UNAUDITED)

3.  PRO FORMA INFORMATION (CONTINUED)
(b) To reflect estimated incremental costs associated with being an independent public company, for the three months ended March 31, 2000, including costs associated with corporate administrative services such as accounting, tax, treasury, risk management, insurance, legal, investor relations and human resources. The Company's historical consolidated condensed financial statements for the three months ended March 31, 2000 include all costs incurred by Baxter on behalf of the Company. However, there are incremental and continuing costs directly attributable to the spin-off, as there is a loss of certain synergies and benefits of economies of scale that existed while Edwards Lifesciences was part of Baxter. Management estimated such incremental costs utilizing Baxter's historical headcount and cost analysis, and the Company's organization chart. The following table is a summary of the estimated incremental costs by significant function for the three months ended March 31, 2000 (in millions):

Accounting, tax and legal...................................  $2.0
Insurance and risk management...............................   1.0
Human resources.............................................   1.0
Treasury, investor relations and other costs................   1.2
                                                              ----
  Total.....................................................  $5.2
                                                              ====

(c) To reflect the estimated interest expense which would have been incurred by Edwards Lifesciences for the three months ended March 31, 2000 based on the incurrence of $529.0 million of debt at a weighted-average interest rate of approximately 5.5%. An increase or decrease of 0.189 points in the weighted-average interest rate would result in a per annum increase or decrease in interest expense of $1.0 million.

(d) To reflect the estimated tax impact at statutory rates, for pro forma adjustments (b) and (c), as well as the estimated impact of different tax rates available to Edwards Lifesciences as a stand-alone company for the three months ended March 31, 2000.

4.  DISPOSITION OF ASSETS AND OTHER NON-RECURRING CHARGES, NET

    LOSS ON SALE AND ABANDONMENT OF ASSETS

    Effective July 15, 2000, the Company entered into a definitive agreement to sell the majority of its United States and Western European assets and rights related to its perfusion products to Jostra AG. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges," the Company recorded a pre-tax impairment charge of $291 million in the second quarter of 2000 to reduce the carrying value of these assets to fair value based upon the estimated net proceeds from the sale. Assets subject to this impairment charge consist primarily of goodwill ($245 million) and special-use manufacturing and support assets. The goodwill impairment charge was calculated based upon a pro rata allocation of the goodwill using the relative fair values of the affected long-lived assets and identifiable intangibles acquired at the inception date of the goodwill.

                        EDWARDS LIFESCIENCES CORPORATION

                               SEPTEMBER 30, 2000

                                  (UNAUDITED)

4.  DISPOSITION OF ASSETS AND OTHER NON-RECURRING CHARGES, NET (CONTINUED)
    On August 31, 2000, Edwards Lifesciences completed the sale of perfusion products assets to Jostra AG for $23.6 million (consisting of $10 million in cash and a $13.6 million note receivable, payable in six equal quarterly installments through March 1, 2002, plus interest at an annual rate of 3%). In conjunction with the sale of the perfusion products assets, during the third quarter of 2000 the Company recorded a $9.7 million charge for personnel costs and recorded a $2.0 million charge for exit activities. The personnel costs consist primarily of severance, medical plan continuation and outplacement services for the approximately 225 employees impacted by the sale. The impacted employees are located in Europe, the United States and Puerto Rico, and primarily work in a manufacturing capacity. The exit activities consist primarily of information systems costs, contract termination costs and shutdown expenses. The following table is a summary of the utilization of these charges through September 30, 2000 (in millions):

                                            INITIAL     UTILIZED THROUGH    REMAINING
                                            RESERVE    SEPTEMBER 30, 2000    RESERVE
                                            --------   ------------------   ---------
Personnel Costs...........................   $ 9.7            $0.4            $ 9.3
Exit Activities...........................     2.0             1.0              1.0
                                             -----            ----            -----
                                             $11.7            $1.4            $10.3
                                             =====            ====            =====

    GAIN ON SALE OF ASSETS

    On June 30, 2000, Edwards Lifesciences transferred the rights, intellectual property and U.S. assets and mechanical cardiac assist product line to World Heart Corporation (World Heart). In return, the Company received (a) preferred stock of a subsidiary of World Heart which, at Edwards' option, can be exchanged for approximately 5 million shares of World Heart's common stock commencing
July 2002 and (b) exclusive worldwide distribution rights to the Novacor left ventricular assist system and any ventricular assist technologies developed by World Heart. Edwards Lifesciences also will provide components and technical support to World Heart for ventricular assist products at agreed upon prices. The Company recorded a pre-tax gain of $35 million during the second quarter of 2000 in connection with this transaction.

    As part of the transaction with World Heart, the Company invested
$20 million in World Heart convertible preferred stock. The preferred stock bears a cumulative dividend, is callable at any time by World Heart and is convertible by the Company into World Heart common stock commencing July 2006. Edwards Lifesciences reports its investment in World Heart as available-for-sale securities.

                        EDWARDS LIFESCIENCES CORPORATION

                               SEPTEMBER 30, 2000

                                  (UNAUDITED)

4.  DISPOSITION OF ASSETS AND OTHER NON-RECURRING CHARGES, NET (CONTINUED)
    The following unaudited pro forma consolidated condensed statement of income for the nine months ended September 30, 2000 gives effect to the sales to Jostra AG and World Heart by Edwards Lifesciences as if the sales had occurred on January 1, 2000. The unaudited pro forma consolidated condensed statement of income does not purport to be indicative of either the results of future operations or the results of operations that would have occurred had the sales been consummated on January 1, 2000. The following amounts are in millions, except per share amounts:

                                                             NINE MONTHS ENDED
                                                             SEPTEMBER 30, 2000
                                                             ------------------
Net sales..................................................       $ 584.3
Net loss...................................................           7.4
Net loss per share:
  Basic....................................................          0.13
  Diluted..................................................          0.13

    OTHER NON-RECURRING CHARGES

    As a result of Edwards Lifesciences' continuing efforts to focus the Company's product portfolio and affect the Company's business strategy following the spin-off from Baxter, during the second quarter of 2000 the Company decided to discontinue certain products in its portfolio that did not meet the objectives of its business strategy. The long-lived assets or the investments in these products were evaluated to determine whether any impairment in their recoverability existed at the determination date. As a result, Edwards Lifesciences assessed whether the estimated cash flows of the products over the estimated lives of the related assets were sufficient to recover their costs. Where such cash flows were insufficient, the Company utilized a discounted cash flow model to estimate the fair value of assets or investments and recorded an impairment charge to adjust the carrying values to estimated fair values. As a result of this evaluation, Edwards Lifesciences recorded a non-cash charge of $45 million during the second quarter of 2000 primarily related to the impairment of goodwill unrelated to perfusion products ($37 million), impairment of other intangibles ($5 million) and the write-down of non-productive assets ($3 million).

5.  INVENTORIES

    Inventories consisted of the following (see Note 1):

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          2000            1999
                                                      -------------   ------------
                                                             (IN MILLIONS)
Raw materials.......................................      $23.0          $ 28.9
Work in process.....................................       20.5            28.4
Finished products...................................       34.9           111.5
                                                          -----          ------
Total inventories...................................      $78.4          $168.8
                                                          =====          ======

                        EDWARDS LIFESCIENCES CORPORATION

                               SEPTEMBER 30, 2000

                                  (UNAUDITED)

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

7.  COMPREHENSIVE INCOME (LOSS)

    The reconciliation of net income to comprehensive income (loss) is as follows:

                                                    THREE MONTHS           NINE MONTHS
                                                        ENDED                 ENDED
                                                    SEPTEMBER 30,         SEPTEMBER 30,
                                                 -------------------   -------------------
                                                   2000       1999       2000       1999
                                                 --------   --------   --------   --------
                                                               (IN MILLIONS)
Net income (loss)..............................    $4.4      $16.7     $(287.6)    $61.9
Other comprehensive income (loss):
  Currency translation adjustments.............     1.1        3.0        (6.5)     (3.1)
  Unrealized gain on marketable securities.....     1.3         --         7.3        --
                                                   ----      -----     -------     -----
Comprehensive income (loss)....................    $6.8      $19.7     $(286.8)    $58.8
                                                   ====      =====     =======     =====

                        EDWARDS LIFESCIENCES CORPORATION

                               SEPTEMBER 30, 2000

                                  (UNAUDITED)

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

    Effective on the Distribution Date, Baxter and Edwards Lifesciences entered into a series of administrative services agreements pursuant to which Baxter and Edwards Lifesciences will continue to provide, for a specified period of time, certain administrative services (primarily information systems support, payroll, accounting and warehousing and logistics support) that each entity historically has provided to the other. These agreements require the parties to pay each other a fee that approximates the actual costs of these services. Additionally, subsequent to March 31, 2000, Edwards Lifesciences will have continuing relationships with Baxter as a customer and supplier for certain products, and uses Baxter as a distributor of the Company's products in certain regions of the world.

    The following table summarizes the charges from Baxter for the above-mentioned services, as recorded in Edwards Lifesciences Consolidated Condensed Statements of Income:

                                                     THREE MONTHS                NINE MONTHS
                                                        ENDED                       ENDED
                                                    SEPTEMBER 30,               SEPTEMBER 30,
                                                ----------------------      ----------------------
                                                  2000          1999          2000          1999
                                                --------      --------      --------      --------
                                                                  (IN MILLIONS)
Cost of goods sold............................    $1.2          $1.1         $ 4.0         $ 4.1
Selling, general and administrative
  expenses....................................     3.0           9.9          16.4          31.1
Research and development expenses.............      --           0.7           0.7           1.9

    Sales to Baxter represented 12.9% and 8.4% of the Company's total net sales for the three and nine months ended September 30, 2000, respectively.

                        EDWARDS LIFESCIENCES CORPORATION

                               SEPTEMBER 30, 2000

                                  (UNAUDITED)

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

    As previously reported, on June 29, 2000 Edwards Lifesciences filed a lawsuit for patent infringement against Medtronic, Inc. alleging infringement of two of Edwards Lifesciences' United States patents, and filed a lawsuit against St. Jude Medical, Inc. alleging infringement of three patents. The Medtronic lawsuit was filed in the United States District Court for the District of Delaware and the St. Jude lawsuit in the United States District Court for the Central District of California. Both lawsuits seek monetary damages and injunctive relief. Each of Medtronic and St. Jude has answered, and asserted various affirmative defenses and counterclaims. Discovery is proceeding in both lawsuits.

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

                        EDWARDS LIFESCIENCES CORPORATION

                               SEPTEMBER 30, 2000

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

                                                 THREE MONTHS           NINE MONTHS
                                                     ENDED                 ENDED
                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                              -------------------   -------------------
                                                2000       1999       2000       1999
                                              --------   --------   --------   --------
                                                                       (IN MILLIONS)
NET SALES BY GEOGRAPHIC AREA
United States...............................   $114.9     $123.0     $364.5     $379.7
Japan (see Note 1)..........................     15.8       38.7       77.9      120.7
Other countries.............................     55.1       55.2      174.0      171.4
                                               ------     ------     ------     ------
Totals......................................   $185.8     $216.9     $616.4     $671.8
                                               ======     ======     ======     ======
NET SALES BY MAJOR PRODUCT AND SERVICE AREA
Cardiac Surgery.............................   $ 73.2     $ 74.2     $233.3     $229.5
Critical Care...............................     49.2       56.6      163.7      176.3
Vascular....................................     12.8       14.7       41.1       45.1
Perfusion Products and Services.............     50.6       60.1      165.2      181.4
Other.......................................       --       11.3       13.1       39.5
                                               ------     ------     ------     ------
Totals......................................   $185.8     $216.9     $616.4     $671.8
                                               ======     ======     ======     ======

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          2000            1999
                                                      -------------   ------------
LONG-LIVED ASSETS BY GEOGRAPHIC AREA
United States.......................................     $796.8         $1,022.4
Other countries.....................................       25.3             39.0
                                                         ------         --------
Totals..............................................     $822.1         $1,061.4
                                                         ======         ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis presents the factors that had a material effect on the results of operations of Edwards Lifesciences during the three and nine months ended September 30, 2000 and 1999. Also discussed is Edwards Lifesciences' financial position as of September 30, 2000. You should read this discussion in conjunction with the historical and pro forma consolidated condensed financial statements and related notes thereto included elsewhere in this Form 10-Q.

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

    Edwards Lifesciences' CARDIAC SURGERY portfolio is comprised of products relating to heart-valve therapy, and cannulae and cardioplegia products used during open-heart surgery. Edwards Lifesciences is the world's leader in, and has been a pioneer in the development and commercialization of, tissue valves and repair products, used to replace or repair a patient's diseased or defective heart valve. In the CRITICAL CARE area, Edwards Lifesciences is a world leader in hemodynamic monitoring systems used to measure a patient's heart function, and also provides central venous access products for fluid and drug delivery. Edwards Lifesciences' VASCULAR product lines include a line of balloon catheter-based products, surgical clips and inserts, angioscopy equipment, and artificial implantable grafts, as well as an endovascular system that is used to treat less invasively life-threatening abdominal aortic aneurysms. In the PERFUSION PRODUCTS AND SERVICES category, Edwards Lifesciences designs, develops, manufactures and markets a diverse line of disposable products used during cardiopulmonary bypass procedures, including oxygenators, blood containers, filters and related devices, as well as bypass equipment (see Disposition of Assets and other Non-recurring Charges, net). Edwards Lifesciences also is the world's leading provider of perfusion services, employing approximately 370 certified perfusionists who perform an aggregate of approximately 50,000 perfusion cases for open heart surgery per year.

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

RESULTS OF OPERATIONS

    NET SALES TRENDS

    The following table is a summary of domestic and international net sales (dollars in millions):

                                       THREE MONTHS                         NINE MONTHS
                                           ENDED                               ENDED
                                       SEPTEMBER 30,                       SEPTEMBER 30,
                                    -------------------   PERCENT       -------------------   PERCENT
                                      2000       1999      CHANGE         2000       1999      CHANGE
                                    --------   --------   --------      --------   --------   --------
United States.....................   $114.9     $123.0      (6.6%)       $364.5     $379.7      (4.0%)
International.....................     70.9       93.9     (24.5%)        251.9      292.1     (13.8%)
                                     ------     ------                   ------     ------
Total net sales...................   $185.8     $216.9     (14.3%)       $616.4     $671.8      (8.2%)
                                     ======     ======                   ======     ======

    The net sales decrease in the United States for the three and nine months ended September 30, 2000 was due primarily to (a) declines in the vascular and perfusion products lines (see "Disposition of Assets and Other Non-recurring Charges, net" below for further discussion of divested products) and (b) a one-time $5 million sale of a patent in the second quarter last year. The decrease in international net sales for the three and nine months ended September 30, 2000 resulted primarily from a change in accounting for sales in Japan. Subsequent to the Distribution, Edwards Lifesciences only recognizes as sales its shipments into a joint venture with Baxter (see "Joint Venture in Japan" below). Excluding this change in accounting in Japan, international net sales for the three and nine months ended September 30, 2000 would have decreased 1.1% and increased 0.3%, respectively, and total net sales for the three and nine months ended September 30, 2000 would have decreased 4.6% and 2.4%, respectively. International net sales were also impacted by the recently divested perfusion products.

    Net sales within product lines were impacted by fluctuations in foreign currency exchange rates, primarily the movement of the U.S. dollar against the Euro and the Japanese yen. Excluding the change in accounting in Japan and the impact of changes in foreign currency exchange rates, total net sales for the three and nine months ended September 30, 2000 would have decreased 3.5% and 1.0%, respectively. The impact of foreign currency exchange rate fluctuations on net sales would not necessarily be indicative of the impact on net income due to the corresponding effect of foreign currency exchange rate fluctuations on international manufacturing and operating costs and Edwards Lifesciences' hedging activities. For more information, see "Currency Risk" below.

    The following table is a summary of net sales by product line (dollars in millions):

                                       THREE MONTHS                         NINE MONTHS
                                           ENDED                               ENDED
                                       SEPTEMBER 30,                       SEPTEMBER 30,
                                    -------------------   PERCENT       -------------------   PERCENT
                                      2000       1999      CHANGE         2000       1999      CHANGE
                                    --------   --------   --------      --------   --------   --------
Cardiac surgery...................   $ 73.2     $ 74.2       (1.3%)      $233.3     $229.5       1.7%
Critical care.....................     49.2       56.6      (13.1%)       163.7      176.3      (7.1%)
Vascular..........................     12.8       14.7      (12.9%)        41.1       45.1      (8.9%)
Perfusion products and services...     50.6       60.1      (15.8%)       165.2      181.4      (8.9%)
Other.............................       --       11.3     (100.0%)        13.1       39.5     (66.8%)
                                     ------     ------                   ------     ------
Total net sales...................   $185.8     $216.9      (14.3%)      $616.4     $671.8      (8.2%)
                                     ======     ======                   ======     ======

    CARDIAC SURGERY

    Excluding the change in accounting for sales in Japan, net sales of cardiac surgery products would have increased 1.1% and 3.1% for the three and nine months ended September 30, 2000, respectively. Additionally, excluding the impact of foreign currency exchange rate fluctuations and the divested mechanical cardiac assist product line on June 30, 2000 (see "Disposition of Assets and Other Non-recurring Charges, net" below), net sales would have increased 4.2% and 5.7% for the three and nine months ended September 30, 2000, respectively.

    The adjusted sales growth in this product line resulted primarily from continued, double-digit sales growth of pericardial tissue valves and repair products, particularly in Japan. This was partially offset by declines in porcine tissue valve sales and the absence of distributed cardiac assist products subsequent to the Distribution. Management expects that its heart-valve therapy products will continue to serve as a key driver of Edwards Lifesciences' sales growth as a result of the continued market shift from mechanical to tissue heart valve use, as well as its recent receipt of FDA approval and September 2000 launch of the Company's Carpentier-Edwards PERIMOUNT mitral pericardial tissue heart valve.

    CRITICAL CARE

    Excluding the change in accounting for sales in Japan, net sales of critical care products would have increased 0.2% and 1.0% for the three and nine months ended September 30, 2000, respectively. Additionally, excluding the impact of foreign currency exchange rate fluctuations, net sales would have remained constant and increased 1.4% for the three and nine months ended September 30, 2000, respectively.

    The adjusted sales growth in this product line was due primarily to strong sales of advanced hemodynamic catheters, and the newer access and hemofiltration product categories, offset by the decline in base hemodynamic catheters. Critical care products have been, and are expected to continue to be, significant contributors to Edwards Lifesciences' total sales, particularly as the recently FDA approved Vantex central venous catheter becomes more available and hemofiltration products gain more acceptance in new markets. In addition, the Company received FDA 510(k) clearance to begin marketing its Vigilance Monitoring System, which provides a complete picture of blood circulation in a patient's heart for clinician's use. Management believes that future sales growth of critical care products could be negatively impacted by global pricing pressures, including anticipated decreased governmental reimbursement in Japan.

    VASCULAR

    Excluding the change in accounting for sales in Japan, net sales of vascular products would have decreased 8.7% and 7.1% for the three and nine months ended September 30, 2000, respectively. Additionally, excluding the impact of foreign currency exchange rate fluctuations, net sales would have decreased 7.3% and 5.0% for the three and nine months ended September 30, 2000, respectively.

    The adjusted decline in this product line resulted primarily from lower unit sales in several surgery-based product categories. During the quarter ended September 30, 2000, Edwards Lifesciences commenced U.S. sales of its Thrombex Percutaneous Mechanical Thrombectomy System, a device used for removing blood clots from the access grafts of hemodialysis patients. Management expects that this new product will have a positive impact on future vascular sales.

    Edwards Lifesciences has made a significant commitment to the development of endovascular grafts, which are used to treat potentially life-threatening abdominal aortic aneurysms (AAA) cases, through a minimally invasive approach. In 1999, Edwards Lifesciences commercially launched its Lifepath AAA Endovascular Graft System in certain regions. In April 2000, the Company voluntarily suspended its clinical trials in the United States and sales of its Lifepath AAA Endovascular Graft

System following the discovery of cases in which the products' wireform had fractured. The Company continues its review of all Lifepath AAA cases and will determine what further action is required to resume clinical trials and sales of this product.

    PERFUSION PRODUCTS AND SERVICES

    Excluding the change in accounting for sales in Japan, net sales of perfusion products and services would have decreased 9.9% and 5.4% for the three and nine months ended September 30, 2000, respectively. Additionally, excluding the impact of foreign currency exchange rate fluctuations, net sales would have decreased 8.6% and 4.7% for the three and nine months ended September 30, 2000, respectively.

    Management believes that the adjusted decrease in sales of perfusion products and services was due primarily to an increase in the number of "beating heart" coronary artery bypass surgeries, particularly in the U.S. and Western Europe, and this trend has reduced the need for perfusion services and the use of many traditional perfusion products manufactured and sold by Edwards Lifesciences. In addition, there continues to be a slowing in the number of coronary artery bypass graft procedures on a worldwide basis, as well as continuing pricing pressures. Management believes that the slowdown in the number of traditional coronary bypass graft procedure surgeries has been caused by increased acceptance of newer, less-invasive procedures such as coronary stenting, which often eliminates or defers the need for cardiac surgery.

    Effective August 31, 2000, Edwards Lifesciences completed the sale of most of the assets associated with its Bentley line of perfusion products to Jostra AG, which allowed Edwards Lifesciences to exit the perfusion products line in the United States and Western Europe, while retaining certain portions of the operation that will continue to support its existing selling organization (see "Disposition of Assets and Other Non-recurring Charges, net" below). Management expects that this transaction will have a positive impact on earnings beginning in the fourth quarter of 2000. Excluding the impact of this divestiture and the impact of foreign currency exchange rate fluctuations, net sales would have decreased 3.5% and 1.1% for the three and nine months ended September 30, 2000.

    OTHER

    Other sales include a diverse grouping of product lines comprised primarily of select distributed products that are sold in international regions (primarily Japan), and miscellaneous pharmaceutical products. This category of sales, which generally represents less than ten percent of Edwards Lifesciences' total sales, decreased for the three and nine months ended September 30, 2000 primarily due to the change in accounting for sales in Japan, a one-time $5 million sale of a patent in the second quarter of 1999 and the termination of certain distributed products at the end of 1999.

    JOINT VENTURE IN JAPAN

    Subsequent to the Distribution, the cardiovascular business in Japan is being operated pursuant to a joint venture under which a Japanese subsidiary of Baxter retains ownership of the Japanese business assets, but a subsidiary of Edwards Lifesciences holds a 90% profit interest. Edwards Lifesciences has an option to purchase the Japanese business assets that may be exercised no earlier than 28 months following the Distribution Date and no later than 60 months following the Distribution Date. The Japanese operations are included in the accompanying Consolidated Condensed Statements of Income for periods prior to the Distribution, consistent with the historical treatment of the Company's operations while a part of Baxter. Subsequent to the Distribution, Edwards Lifesciences recognizes as sales its shipments into the joint venture and utilizes the equity method of accounting to record its interest in the operations of the joint venture. On a pro forma basis, sales and other income statement amounts have been adjusted to reflect the Japanese operations on this basis, resulting in pro forma sales of $587.5 million for the nine months ended September 30, 2000 (see further pro forma information in Note 3 of Notes to Consolidated Condensed Financial Statements).

    GROSS MARGIN

                                                   THREE MONTHS           NINE MONTHS
                                                      ENDED                  ENDED
                                                  SEPTEMBER 30,          SEPTEMBER 30,
                                               --------------------   --------------------
                                                 2000        1999       2000        1999
                                               ---------   --------   ---------   --------
Gross margin percentage......................      48.2%     46.9%        46.6%     48.9%
  CHANGE IN 2000.............................   1.3 pts.              (2.3 pts.)

    The increase in the gross margin percentage for the three months ended September 30, 2000 was due primarily to (a) the divestitures during the second and third quarters of 2000 of lower margin product lines (mechanical cardiac assist and perfusion products), (b) the September 2000 launch of the Carpentier-Edwards PERIMOUNT mitral pericardial tissue heart valve and
(c) certain non-recurring items. This increase was partially offset by a change commencing April 1, 2000 in the Company's accounting for Japan's operations (see "Joint Venture in Japan" above).

    The decrease in the gross margin percentage for the nine months ended September 30, 2000 resulted primarily from the same factors mentioned immediately above, except (a) the positive impact from the recent divestitures and new product launch is reduced since they only benefit the third quarter 2000, and (b) the negative impact of the change in accounting for Japan's operations is increased since it affects both the second and third quarters of 2000.

    SELLING, GENERAL AND ADMINISTRATIVE (S, G & A) EXPENSES

                                                   THREE MONTHS                 NINE MONTHS
                                                      ENDED                        ENDED
                                                  SEPTEMBER 30,                SEPTEMBER 30,
                                             ------------------------      ----------------------
                                                2000           1999          2000          1999
                                             ----------      --------      --------      --------
S, G & A expenses as a percentage of
  sales....................................  25.1%             26.5%       26.9%           26.2%
  CHANGE IN 2000...........................  (1.4) pts.                    0.7 pts.

    Excluding the impact of foreign currency exchange rate fluctuations, S, G &A expenses as a percentage of sales would have decreased 0.7 points and increased 1.4 points for the three and nine months ended September 30, 2000, respectively.

    The adjusted decrease for the three months ended September 30, 2000 results primarily from reduced spending in anticipation of the Company's recently divested perfusion products and mechanical cardiac assist product lines, partially offset by additional personnel costs associated with the Company's operation as an independent company commencing April 1, 2000.

    The adjusted increase for the nine months ended September 30, 2000 is due primarily to (a) the establishment of $9.5 million of reserves during the second quarter 2000 for litigation, property taxes and uncollectable receivables and
(b) additional personnel costs associated with the Company's operation as an independent company commencing April 1, 2000. This increase was partially offset by reduced spending in anticipation of the Company's recently divested perfusion products and mechanical cardiac assist product lines.

    RESEARCH AND DEVELOPMENT EXPENSES (DOLLARS IN MILLIONS)

                                      THREE MONTHS                      NINE MONTHS
                                          ENDED                            ENDED
                                      SEPTEMBER 30,                    SEPTEMBER 30,
                                   -------------------   PERCENT    -------------------   PERCENT
                                     2000       1999      CHANGE      2000       1999      CHANGE
                                   --------   --------   --------   --------   --------   --------
Research and development
  expenses.......................   $12.9      $13.1       (1.5%)    $41.0      $38.3       7.0%
Research and development expenses
  as a percentage of sales.......     6.9%       6.0%                  6.7%       5.7%

    Edwards Lifesciences is engaged in ongoing research and development to introduce new products, to maximize the effectiveness, ease of use, safety and reliability of its existing products and to expand the applications of its products as appropriate. The increases in research and development expenses as a percentage of sales for the three and nine months ended September 30, 2000 reflect Edwards Lifesciences' strong commitment to bolster its research and development activities in the future with the goal of developing and commercializing new innovative products and therapies that enhance performance and patient quality of life and address cost-containment issues.

    DISPOSITION OF ASSETS AND OTHER NON-RECURRING CHARGES, NET

    During the second and third quarters of 2000, Edwards Lifesciences recorded non-recurring charges comprised of the following:

    Loss on Sale and Abandonment of Assets

    Effective July 15, 2000, the Company entered into a definitive agreement to sell the majority of its United States and Western European assets and rights related to its perfusion products to Jostra AG. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges," the Company recorded a pre-tax impairment charge of $291 million in the second quarter of 2000 to reduce the carrying value of these assets to fair value based upon the estimated net proceeds from the sale. Assets subject to this impairment charge consist primarily of goodwill ($245 million) and special-use manufacturing and support assets. The goodwill impairment charge was calculated based upon a pro rata allocation of the goodwill using the relative fair values of the affected long-lived assets and identifiable intangibles acquired at the inception date of the goodwill.

    On August 31, 2000, Edwards Lifesciences completed the sale of most of its assets associated with its Bentley line of perfusion products to Jostra AG for $23.6 million (consisting of $10 million in cash and a $13.6 million note receivable, payable in six equal quarterly installments through March 1, 2002, plus interest at an annual rate of 3%). In conjunction with the sale of the perfusion products assets, during the third quarter of 2000 the Company recorded a $9.7 million charge for personnel costs and recorded a $2.0 million charge for exit activities. The personnel costs consist primarily of severance, medical plan continuation and outplacement services for the approximately 225 employees impacted by the sale. The impacted employees are located in Europe, the United States and Puerto Rico, and primarily work in a manufacturing capacity. The exit activities consist primarily of information systems costs, contract termination costs and shutdown expenses. The following table is a summary of the utilization of these charges through September 30, 2000 (in millions):

                                            INITIAL     UTILIZED THROUGH    REMAINING
                                            RESERVE    SEPTEMBER 30, 2000    RESERVE
                                            --------   ------------------   ---------
Personnel Costs...........................   $ 9.7            $0.4            $ 9.3
Exit Activities...........................     2.0             1.0              1.0
                                             -----            ----            -----
                                             $11.7            $1.4            $10.3
                                             =====            ====            =====

    Gain on Sale of Assets

    On June 30, 2000, Edwards Lifesciences transferred the rights, intellectual property and U.S. assets and mechanical cardiac assist product line to World Heart Corporation (World Heart). In return, the Company received (a) preferred stock of a subsidiary of World Heart which, at Edwards' option, can be exchanged for approximately 5 million shares of World Heart's common stock commencing
July 2002 and (b) exclusive worldwide distribution rights to the Novacor left ventricular assist system and any ventricular assist technologies developed by World Heart. Edwards Lifesciences also will provide components and technical support to World Heart for ventricular assist products at agreed upon prices. The Company recorded a pre-tax gain of $35 million during the second quarter of 2000 in connection with this transaction.

    As part of the transaction with World Heart, the Company invested
$20 million in World Heart convertible preferred stock. The preferred stock bears a cumulative dividend, is callable at any time by World Heart and is convertible by the Company into World Heart common stock commencing July 2006. Edwards Lifesciences reports its investment in World Heart as available-for-sale securities.

    The following unaudited pro forma consolidated condensed statement of income for the nine months ended September 30, 2000 gives effect to the sales to Jostra AG and World Heart by Edwards Lifesciences as if the sales had occurred on January 1, 2000. The unaudited pro forma consolidated condensed statement of income does not purport to be indicative of either the results of future operations or the results of operations that would have occurred had the sales been consummated on January 1, 2000. The following amounts are in millions, except per share amounts:

                                                          NINE MONTHS ENDED
                                                          SEPTEMBER 30, 2000
                                                          ------------------
Net sales...............................................       $ 584.3
Net loss................................................           7.4
Net loss per share:
  Basic.................................................          0.13
  Diluted...............................................          0.13

    Other Non-recurring Charges

    As a result of Edwards Lifesciences' continuing efforts to focus the Company's product portfolio and affect the Company's business strategy following the spin-off from Baxter, during the second quarter of 2000 the Company decided to discontinue certain products in its portfolio that did not meet the objectives of its business strategy. The long-lived assets or the investments in these products were evaluated to determine whether any impairment in their recoverability existed at the determination date. As a result, Edwards Lifesciences assessed whether the estimated cash flows of the products over the estimated lives of the related assets were sufficient to recover their costs. Where such cash flows were insufficient, the Company utilized a discounted cash flow model to estimate the fair value of assets or investments and recorded an impairment charge to adjust the carrying values to estimated fair values. As a result of this evaluation, Edwards Lifesciences recorded a non-cash charge of $45 million during the second quarter of 2000 primarily related to the impairment of goodwill unrelated to perfusion products ($37 million), impairment of other intangibles ($5 million) and the write-down of non-productive assets ($3 million).

    OTHER OPERATING INCOME

    Other operating income represents the Company's 90% profit interest in the cardiovascular business in Japan effective April 1, 2000. For more information, see "Joint Venture in Japan" above.

    OTHER EXPENSE (INCOME), NET

    The increase in Other Expense (Income), net for the three and nine months ended September 30, 2000 results primarily from fluctuations in currency exchange rates related to global intercompany balances.

    INCOME TAXES

    The effective income tax rate for the three and nine months ended
September 30, 2000 was impacted by the non-deductibility of the majority of the charge recorded for the disposition of assets and other non-recurring items (see
Note 4 of Notes to the Consolidated Condensed Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

    Cash flow provided by operating activities for the nine months ended September 30, 2000 decreased $19.7 million due primarily to reduced accounts receivable collections, increased payments to vendors and lower earnings, partially offset by reduced inventory. Included in cash flows provided by operating activities for 1999 was approximately $25 million related to insurance proceeds associated with hurricane damage at one of the Company's manufacturing facilities, and approximately $6.5 million in additional proceeds relating to the sale of certain trade receivables in Japan to an independent financial institution. An insignificant loss was recognized on the sale of receivables.

    Uses of cash for investing activities during the nine months ended
September 30, 2000 included the purchase of two convertible debentures in Sangamo Biosciences, Inc. ($13 million), which were subsequently converted into common stock during the second quarter 2000, and investments in A-Med
Systems, Inc. ($6.5 million) and World Heart Corporation ($20 million). During the third quarter of 2000, the Company received $10 million related to the sale of certain of the Company's perfusion product assets (see Note 4 of Notes to the Consolidated Condensed Financial Statements). Capital expenditures increased $4.4 million for the nine months ended September 30, 2000.

    As of the Distribution Date, Edwards Lifesciences had revolving credit facilities in place for $650 million. As of September 30, 2000, Edwards Lifesciences had borrowed $498.8 million against the credit facilities. The proceeds of the credit facilities were used to repay intercompany debt to Baxter, satisfy initial working capital requirements, and execute asset transfers from Baxter. The Company incurred approximately $3 million of fees during the nine months ended September 30, 2000 associated with obtaining the credit facilities.

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

    Edwards Lifesciences has appointed a team of individuals to address all issues associated with the conversion to the Euro and expects to be prepared for such conversion as of the designated dates. At the time Edwards Lifesciences switches to using the Euro as the sole functional currency for the affected countries, certain modifications that are primarily related to information systems will be required. The costs associated with preparing for the conversion and continued use of the Euro will be expensed as incurred and are not expected to be material to Edwards Lifesciences' financial position, results of operations or cash flows. The ultimate impact on Edwards Lifesciences' business, including the impact on the competitive environment in which Edwards Lifesciences operates, is currently unknown.

NEW ACCOUNTING AND DISCLOSURE STANDARDS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for as either components of earnings or accumulated other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment of FASB Statement No. 133," which amends the accounting and reporting standards of SFAS No. 133. The Company is in the process of assessing the impact of adoption on its consolidated financial statements. Based upon analyses performed to date, management may decide to utilize alternative derivative and non-derivative instruments after December 31, 2000 in certain situations in meeting its risk management objectives. Any such change in the Company's use of financial instruments could affect future reported results of operations.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which was amended by SAB No. 101A in March 2000 and SAB No. 101B in June 2000. SAB 101A and 101B delayed the implementation date of SAB No. 101. These SABs, which provide guidance on the recognition, presentation and disclosure of revenue in financial statements, are effective in the fourth quarter of 2000. Management has evaluated these Bulletins and believes that adoption will not have a material impact on Edwards Lifesciences' consolidated financial statements.

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

    As a stand-alone company, Edwards Lifesciences manages its exposure to foreign currency and interest rate fluctuations, based upon cost benefit considerations, to minimize earnings and cash flow volatility associated with foreign exchange rate changes. In order to reduce the risk of foreign currency exchange rate fluctuations, Edwards Lifesciences has established a policy of hedging a portion of its expected foreign currency denominated cash flow from operations. The instruments that Edwards Lifesciences uses for hedging are readily marketable traded forward contracts and options with financial institutions. Edwards Lifesciences expects that the changes in fair value of such contracts will have a high correlation to the price changes in the related hedged cash flow. Edwards Lifesciences does not expect that the risk of transaction gains or losses from changes in the fair value of its foreign exchange position will be material because most transactions will occur in either the functional currency or in a currency that has a high correlation to the functional currency. The principal currencies that Edwards Lifesciences hedges are the Japanese Yen and the Euro, which present the primary risk of loss. Any gains and losses on these hedge contracts are expected to offset changes in the value of the related exposures. Edwards Lifesciences will enter into foreign currency transactions only to the extent that foreign currency exposure exists; it will not enter into foreign currency transactions for speculative purposes.

    Edwards Lifesciences utilizes interest rate swap agreements in managing its exposure to interest rate fluctuations. Interest rate swap agreements are executed as an integral part of specific debt transactions. The differential paid or received on interest rate swap agreements is recorded on an accrual basis as an adjustment to interest expense over the term of the agreements. Edwards Lifesciences' interest rate swap agreements involve agreements to receive a floating rate and pay a fixed rate, at specified intervals, calculated on an agreed-upon notional amount. As of October 31, 2000, Edwards Lifesciences had in place four interest rate swaps with a total notional amount of $260.8 million to swap floating rate U.S. dollar and Yen denominated debt obtained under the Company's revolving credit facilities for fixed rates. The original maturities of the interest rate swap agreements are three months.

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

TRADEMARKS

    Edwards Lifesciences, Edwards, Lifepath AAA, Thrombex PMT and Vantex are trademarks of Edwards Lifesciences Corporation. Carpentier-Edwards, PERIMOUNT and Vigilance are trademarks of Edwards Lifesciences Corporation and are registered in the U.S. Patent and Trademark Office.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    As previously reported, on June 29, 2000 Edwards Lifesciences filed a lawsuit for patent infringement against Medtronic, Inc. alleging infringement of two of Edwards Lifesciences' United States patents, and filed a lawsuit against St. Jude Medical, Inc. alleging infringement of three patents. The Medtronic lawsuit was filed in the United States District Court for the District of Delaware and the St. Jude lawsuit in the United States District Court for the Central District of California. Both lawsuits seek monetary damages and injunctive relief. Each of Medtronic and St. Jude has answered, and asserted various affirmative defenses and counterclaims. Discovery is proceeding in both lawsuits.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

        Exhibits required by Item 601 of Regulation S-K are listed in the
    Exhibit Index hereto.

    (b) Reports on Form 8-K

        During the quarter for which this Report on Form 10-Q is filed, the registrant filed on September 15, 2000 a report on Form 8-K regarding its transaction with Jostra AG.

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

                                                       EDWARDS LIFESCIENCES CORPORATION
                                                                   (Registrant)

Date: November 14, 2000                                By: /s/ BRUCE J. BENTCOVER
                                                           ------------------------------------------
                                                           Bruce J. Bentcover
                                                           CORPORATE VICE PRESIDENT AND CHIEF
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

        10.21**         Edwards Lifesciences Corporation Severance Pay Plan

        10.22***        Contribution Agreement By and Among Edwards Lifesciences
                        LLC, Edwards Novacor LLC, World Heart Corporation and
                        Valentine Acquisition Corp. Dated as of May 24, 2000

        10.23***        AMENDMENT NO. 1, dated as of June 30, 2000 (this
                        "AMENDMENT"), to the FIVE YEAR CREDIT AGREEMENT dated as of
                        March 30, 2000 (the "FIVE YEAR CREDIT AGREEMENT"), among
                        EDWARDS LIFESCIENCES CORPORATION, a Delaware corporation
                        (the "COMPANY"); the SWISS BORROWERS (as defined in the
                        Credit Agreement); the JAPANESE BORROWERS (as defined in the
                        Credit Agreement); the LENDERS from time to time party
                        thereto; THE CHASE MANHATTAN BANK, as Administrative Agent;
                        CHASE MANHATTAN INTERNATIONAL LIMITED, as London Agent; THE
                        FUJI BANK, LIMITED, as the Tokyo Agent; BANK ONE, N.A., as
                        Syndication Agent; and CREDIT SUISSE FIRST BOSTON, as
                        Documentation Agent, and to the 364 Day CREDIT AGREEMENT
                        dated as of March 30, 2000 (the "364 DAY CREDIT AGREEMENT"
                        and together with the Five Year Credit Agreement the "CREDIT
                        AGREEMENTS") among the Company, the Lenders from time to
                        time party thereto, THE CHASE MANHATTAN BANK, as
                        Administrative Agent, BANK ONE, N.A., as Syndication Agent
                        and CREDIT SUISSE FIRST BOSTON, as Documentation Agent.

        10.24           Edwards Lifesciences Corporation Long-Term Stock Incentive
                        Compensation Program (as amended and restated July 12, 2000)

        10.25           Edwards Lifesciences Corporation Nonemployee Directors and
                        Consultants Stock Incentive Program (as amended and restated
                        July 12, 2000)

         21.1*          Subsidiaries of Edwards Lifesciences Corporation

         27.1*          Financial Data Schedule -- December 31, 1999

         27.2*          Financial Data Schedule -- December 31, 1998

         27.3*          Financial Data Schedule -- December 31, 1997

         27.4**         Financial Data Schedule -- March 31, 2000

         27.5***        Financial Data Schedule -- June 30, 2000

         27.6           Financial Data Schedule -- September 30, 2000

------------------------

* Incorporated by reference from Registrant's Registration Statement on Form 10, as amended, under the Securities Exchange Act of 1934.

** Incorporated by reference from Registrant's Registration Form 10-Q for the quarterly period ended March 31, 2000, under the Securities Exchange Act of 1934.

*** Incorporated by reference from Registrant's Registration Form 10-Q for the quarterly period ended June 30, 2000, under the Securities Exchange Act of 1934.