Form 10-K
period 2000-12-31
EDWARDS LIFESCIENCES CORP
filed 2001-03-27
CIK 1099800

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   For the Fiscal Year Ended December 31, 2000  Commission file number 1-15525

                            ------------------------

                        EDWARDS LIFESCIENCES CORPORATION

             (Exact name of Registrant as specified in its charter)

            DELAWARE                                  36-4316614
 (State or other jurisdiction of          (IRS Employer Identification No.)
 Incorporation or Organization)

                   ONE EDWARDS WAY, IRVINE, CALIFORNIA 92614
              (Address of principal executive offices) (ZIP Code)

                                 (949) 250-2500
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
         Common Stock, par value $1.00 per share, including associated Series A Junior Participating Preferred Stock Purchase Rights

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the registrant's common stock held by non-affiliates as of March 20, 2001: $1,095,551,908 based on a closing price of $18.64 of the registrant's common stock on the New York Stock Exchange. This calculation does not reflect a determination that persons are affiliates for any other purpose.

    The number of shares outstanding of the registrant's common stock, $1.00 par value as of March 20, 2001 was 58,774,244.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders (to be filed on or before April 10, 2001) are incorporated by reference into Part III, as indicated herein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        EDWARDS LIFESCIENCES CORPORATION
                         FORM 10-K ANNUAL REPORT--2000
                               TABLE OF CONTENTS

PART I
  Item 1.     Business....................................................      3
  Item 2.     Properties..................................................     23
  Item 3.     Legal Proceedings...........................................     23
  Item 4.     Submission of Matters to a Vote of Security Holders.........     24

PART II
  Item 5.     Market for the Registrant's Common Equity and
              Related Stockholder Matters.................................     24
  Item 6.     Selected Financial Data.....................................     24
  Item 7.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................     25
  Item 7A.    Quantitative and Qualitative Disclosures About Market
              Risk........................................................     36
  Item 8.     Financial Statements and Supplementary Data.................     37
  Item 9.     Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure....................................     73

PART III
  Item 10.    Directors and Executive Officers of the Registrant..........     73
  Item 11.    Executive Compensation......................................     73
  Item 12.    Security Ownership of Certain Beneficial Owners and
              Management..................................................     73
  Item 13.    Certain Relationships and Related Transactions..............     73

PART IV
  Item 14.    Financial Statements and Schedule, Exhibits and Reports on
              Form 8-K....................................................     74
              Signatures..................................................     77

                                     PART I

ITEM 1  BUSINESS

THE COMPANY

    Edwards Lifesciences Corporation was incorporated in Delaware on September 10, 1999 as a wholly-owned subsidiary of Baxter International Inc. ("Baxter") to assume the business and operations of Baxter's CardioVascular business (the "CardioVascular Business"). Effective March 31, 2000, the business, assets and liabilities of the CardioVascular Business were transferred to Edwards Lifesciences and its subsidiaries and 100% of the common stock of Edwards Lifesciences was distributed to the stockholders of Baxter in a tax-free spin-off (the "Distribution"). Since that time, Edwards Lifesciences has operated as an independent company. Unless the context indicates otherwise, references to the "Company" and "Edwards Lifesciences" refer to the CardioVascular Business for periods prior to April 1, 2000 and to Edwards Lifesciences Corporation and its subsidiaries for the periods on or after such date.

    OVERVIEW. Edwards Lifesciences provides a comprehensive line of products and services to treat late-stage cardiovascular disease. Edwards Lifesciences' sales are categorized in four main product areas: cardiac surgery, critical care, vascular and perfusion products and services. Edwards Lifesciences is headquartered in Irvine, California, and supplies its products and services to customers in more than 80 countries, both through direct sales and distributor relationships. Edwards Lifesciences' products are manufactured in locations throughout the world, including Brazil, the Dominican Republic, Japan (through a contractual joint venture with Baxter), The Netherlands, Puerto Rico, Switzerland and the United States.

    Cardiovascular disease is the number one cause of death in the world, and is among the top three diseases in terms of health care spending in nearly every country in the world. We believe that around the world, more than $280 billion is spent each year for the treatment of cardiovascular disease. Cardiovascular disease is both progressive and pervasive; progressive, in that it tends to worsen over time, and pervasive because it often affects an individual's entire circulatory system. In its later stages, surgery frequently becomes the preferred treatment option. In 2000, approximately 1.2 million open heart surgeries were performed worldwide; of these, approximately 64% were coronary artery bypass graft (CABG) procedures, approximately 24% were heart valve replacement or repair procedures, and approximately 12% were related to the repair of congenital heart defects.

    Patients undergoing surgical treatment for cardiovascular disease are likely to encounter a variety of Edwards Lifesciences' products and services. For example, an individual with a heart valve disorder may have a faulty valve re-shaped and repaired with an Edwards Lifesciences annuloplasty ring, or the surgeon may elect to remove the valve altogether and replace it with one of Edwards Lifesciences' bioprosthetic tissue heart valves, which can be made of bovine or porcine tissue. If a patient undergoes other types of open heart surgery, such as a CABG procedure, the functions of their heart and lungs may be managed through the use of disposable products and equipment offered in certain regions of the world by Edwards Lifesciences' perfusion products line. The perfusion process may be performed by a clinical perfusionist employed by Edwards Lifesciences' perfusion services. If the circulatory problems are in the limbs rather than in the heart, the patient's procedure may involve some of Edwards Lifesciences' vascular products, which include various types of balloon-tipped catheters that are used to remove blood clots. Finally, virtually all high-risk patients in the operating room or cardiac care unit are candidates for having their cardiac function monitored by Edwards Lifesciences' critical care products.

    BUSINESS STRATEGY. Treatment of cardiovascular disease represents a significant, growing opportunity. Edwards Lifesciences' strategy is to develop, manufacture and market products that result in improved therapeutic outcomes for patients with coronary artery disease, heart valve disease, peripheral vascular disease and congestive heart failure. Edwards Lifesciences plans to aggressively expand its leading product offerings and develop new products and therapies that improve the quality of patient care and reduce overall treatment costs. The key aspects of Edwards Lifesciences' strategy include:

    LEVERAGE STRENGTH IN LATE-STAGE CARDIOVASCULAR DISEASE THERAPY. Edwards Lifesciences has differentiated itself from other competitors by focusing primarily on late-stage treatments, which tend to rely more heavily on the use of devices and implantables and less on behavior-modification or drug therapy. Edwards Lifesciences believes there will be significant opportunity for growth as the aging global population increases and new technologies are developed.

    INVEST IN TECHNOLOGICAL INNOVATION. Clinical performance historically has been the primary driver of commercial success for products used to treat cardiovascular disease. Edwards Lifesciences' product portfolio includes many leading technologies, and Edwards Lifesciences has been credited with pioneering a variety of new treatment techniques. Edwards Lifesciences plans to increase investment in research and development to enhance existing technologies and to develop and commercialize new products and therapies.

    EXPAND GLOBAL SALES. Continuing economic development around the world and expanded global adoption of established medical procedures will provide attractive growth opportunities for Edwards Lifesciences. Edwards Lifesciences expects to broaden its sales, service and distribution channels globally to take advantage of these opportunities. In 2000, approximately 40% of Edwards Lifesciences' sales were derived from outside of the United States.

    EVALUATE POTENTIAL INVESTMENTS AND ACQUISITIONS. Edwards Lifesciences' operations generate significant operating cash flow, some of which the Company plans to reinvest to accelerate growth and maximize long-term return to its stockholders. Edwards Lifesciences plans to evaluate investment opportunities based on the incremental return on invested capital in excess of the Company's weighted average cost of capital. Possible acquisition candidates will have innovative technology positions or well-established product franchises. In addition, Edwards Lifesciences will continue to critically assess all of its product lines and offerings to ensure that each is contributing a return on invested capital that meets Edwards Lifesciences' short-term and long-term objectives.

EDWARDS LIFESCIENCES' PRODUCT AND SERVICE OFFERINGS

    Edwards Lifesciences' comprehensive line of cardiovascular products and services are categorized into four main areas:

    - Cardiac Surgery, encompassing heart valve therapy products, and cannulae and cardioplegia;

    - Critical Care, featuring cardiac monitoring systems and disposables used to evaluate cardiac output and measure blood pressure;

    - Vascular, which includes products used in peripheral vascular surgery, surgical accessories, implantable grafts, and endovascular graft systems for treating aortic aneurysms; and

    - Perfusion Products and Services, comprised primarily of perfusion services and, outside of the United States and Western Europe, oxygenators and related disposables used during cardiopulmonary bypass.

CARDIAC SURGERY

    HEART VALVE THERAPY. Edwards Lifesciences is the world's leading manufacturer of tissue heart valves and valve repair products, which are used to replace or repair a patient's diseased or defective heart valve. Edwards Lifesciences operates two world-class manufacturing facilities in Irvine, California, and Horw, Switzerland, producing pericardial and porcine valves from biologically inert animal tissue sewn onto proprietary wireforms or stents.

    It is estimated that over 300,000 patients worldwide will have heart valve surgery in 2001. The procedure can extend lives and provide a higher quality of life than many patients have experienced in years. Depending on a patient's valve condition as well as other factors such as overall health, age and physical activity level, a surgeon may elect to replace a malfunctioning valve with a prosthetic heart valve made either of metal or tissue, or may perform a surgical repair of the heart valve, a procedure known as an annuloplasty.

    Edwards Lifesciences expects the number of valve procedures to continue to grow due, in part, to an aging population; the high incidence in developing nations of rheumatic fever, which often leads to valvular problems; and the global growth of cardiovascular disease. Increased health care spending around the world, and improved diagnostic techniques that allow physicians to detect valve problems sooner, also are expected to contribute to an increasing number of heart valve procedures. Edwards Lifesciences has been a pioneer in the development and commercialization of tissue valves and repair products and is the world's leader in these areas.

    Although patients of any age may require valve surgery, younger patients are more likely to receive a human-donated homograft, mechanical valve or repair product, while older patients are more frequently candidates for tissue valves. Tissue valves can offer considerable lifestyle advantages over mechanical valves, in that mechanical valve patients must maintain a life-long regimen of blood-thinning medications. These medications increase the likelihood of bleeding and related complications, potentially impairing their physical activity levels or impacting other health conditions. Implantation rates for tissue valves are exceeding overall valve procedure growth, as surgeons continue to demonstrate their preference for tissue valves for certain types of patients.

    The core of Edwards Lifesciences' tissue product line is the Carpentier-Edwards pericardial valve, the most widely prescribed tissue heart valve due to its proven durability and performance. The Carpentier-Edwards pericardial valve is the only pericardial valve available in the United States.

    While stented tissue valves represent the vast majority of tissue implants and the greatest opportunity for growth, some physicians may choose an unstented porcine tissue valve for select patients. Edwards Lifesciences offers the Prima Plus stentless valve, and mechanical valves including the Edwards MIRA bi-leaflet mechanical valve and the Starr-Edwards silastic ball valve. Edwards Lifesciences is conducting clinical trials of its Edwards MIRA valve in the United States.

    In addition to its replacement valves, Edwards Lifesciences is the worldwide leader in heart valve repair products. Through extended product development, training and promotion, Edwards Lifesciences has been a major force in the rapid acceptance of heart valve repair procedures as an alternative to heart valve replacement. Through its Carpentier-Edwards rings and Cosgrove-Edwards Annuloplasty System, Edwards Lifesciences offers the broadest offering of heart valve repair products in the industry.

    CANNULAE AND CARDIOPLEGIA. Edwards Lifesciences is a leading manufacturer of cannulae products used during cardiac surgery and offers hundreds of cannulae and related accessories including cannulae to facilitate vacuum-assisted venous drainage during perfusion and dispersion aortic cannulae. Edwards Lifesciences also has a number of products to facilitate coronary artery bypass surgery when it is performed on a beating heart. Included among these products are the AnastaFlo coronary shunt used to redirect blood away from the suturing site, and the VisuFlo humidifying blower to keep the surgical site dry and optimize the surgeon's visual field during a procedure.

    Edwards Lifesciences also offers cardioplegia products that are used to preserve the heart muscle tissue during open heart surgery. Through its close work with clinicians, Edwards Lifesciences helped pioneer a new methodology for administering cardioplegia through a retrograde approach that delivers cardioplegia solutions to the coronary sinus and venous side of the heart, thereby bypassing the blocked coronary arteries.

CRITICAL CARE

    Edwards Lifesciences is a world leader in hemodynamic monitoring systems that are used to measure a patient's heart function in surgical and intensive care settings. Hemodynamic monitoring enables a clinician to balance the oxygen supply and demand of a critically ill patient. Failure to appropriately manage a patient's hemodynamic needs can cause organ injury, organ failure or death. Edwards Lifesciences' systems provide important added clinical value by serving as a diagnostic tool that prompts clinicians to act when a patient's hemodynamic balance becomes disrupted.

    In addition, hemodynamic monitoring plays an important role in assuring that the heart function of millions of patients who have pre-existing cardiovascular conditions or other critical illnesses is optimized before they undergo a surgical procedure. The vast majority of high-risk patients undergoing open heart, major vascular, major abdominal, neurological, and orthopedic procedures are candidates for Edwards Lifesciences' bedside monitoring technologies, which are often deployed before, during and after surgery.

    Edwards Lifesciences is credited with pioneering the practice of hemodynamic monitoring with the launch of the original Swan-Ganz catheter in the 1970s. Today, we believe that Edwards Lifesciences' extensive line of monitoring catheters and bedside patient monitoring equipment continue to be considered the standard in critical care medicine. Edwards Lifesciences has played a major role in evolving critical care monitoring technologies, selling more than 20 million catheters and monitors worldwide, with new generations of products performing increasingly sophisticated functions.

    Edwards Lifesciences also is a global leader in the broader field of disposable pressure monitoring devices and has introduced a line of innovative products enabling closed-loop arterial blood sampling to protect both patients and clinicians from the risk of infection.

    Central venous catheters are the primary route for fluid and medication delivery to patients undergoing major surgical procedures and/or intensive care. Bloodstream infections related to central venous catheters have increased significantly over the past 10 years, and addressing this life-threatening and costly problem is another therapeutic solution offered by Edwards Lifesciences.

    The Company's new line of AVA 3Xi and AVA HF advanced venous access devices provide increased convenience, effectiveness and efficiency by integrating the capabilities of an introducer and multi-lumen central venous access into a single device. Another Edwards Lifesciences product, the Vantex central venous catheter, is manufactured from a patented, antimicrobial material.

    The Company recognizes that assessing a patient's physiological balance and minimizing the risk of infection will remain fundamental requirements for successful treatment of critically ill patients. Edwards Lifesciences will continue to leverage its strength in this area and explore further opportunities in the diagnostics and therapeutic delivery areas.

VASCULAR

    The pervasive nature of cardiovascular disease means that the circulatory conditions that occur inside of the heart are often mirrored elsewhere in a patient's body. Outside of the heart, the network of veins and arteries are collectively referred to as the body's vascular system. Atherosclerotic disease is one common circulatory condition which involves the thickening of blood-carrying vessels and the formation of circulation-restricting plaque, clots, and other substances, and often occurs concurrently in the vascular system as well as in the heart. When the abdomen, arms or legs are impacted, the diagnosis is usually peripheral vascular disease ("PVD") which occurs in millions of patients worldwide, and in very advanced cases, may require amputation of patients' limbs.

    Edwards Lifesciences manufactures and sells a variety of products used to treat PVD, including a line of balloon-tipped, catheter-based products, as well as surgical clips and inserts, angioscopy equipment and artificial implantable grafts. Edwards Lifesciences' Fogarty line of embolectomy catheters has been an industry standard for removing blood clots from peripheral blood vessels for more than 30 years.

    Edwards Lifesciences has also introduced new innovative technologies to treat PVD. Edwards Lifesciences' Side Branch Occlusion system was launched in 1998 to help surgeons restore circulation in the legs. By working within the saphenous veins, the system eliminates the traditional incision along the entire length of the leg and the extensive complications usually associated with this procedure.

    Another significant area of interest and investment has been the development of endovascular grafts. Edwards Lifesciences has developed the Lifepath AAA System to treat potentially life-threatening abdominal aortic aneurysms with an endovascular approach. An abdominal aortic aneurysm can form in the aorta, the body's main circulatory channel, when a portion of the aortic wall becomes weakened and begins bulging outward. Often, the aneurysm grows until it poses a life-threatening risk of rupturing. The Lifepath AAA System treats abdominal aortic aneurysms by inserting an endovascular graft that relines the wall of the aorta in the damaged area. By accessing and repairing the aneurysm from within the aorta, rather than making a major incision that exposes most of the body's internal organs, the endovascular procedure is less traumatic and invasive than standard aortic repair surgery. The Lifepath AAA System, which the Company had voluntarily withdrawn from commercial sales in 2000, is expected to resume clinical trials in the United States and Europe by the end of 2001.

PERFUSION PRODUCTS AND SERVICES

    Edwards Lifesciences maintains the world's largest organization of contract perfusionists, employing approximately 400 full and part-time clinical perfusionists in the United States who perform an aggregate of approximately 50,000 perfusion procedures for open heart surgery per year. In all but one state, Edwards Lifesciences offers hospitals the opportunity to purchase perfusion supplies and capital equipment as well as contract for highly trained personnel who perform perfusion during open heart and transplant surgeries, blood salvage and intra-aortic balloon pumping procedures.

    In regions outside of the United States and Western Europe, Edwards Lifesciences develops, manufactures and markets a diverse line of disposable products including oxygenators, blood containers, filters and related devices used during the practice of bypassing the heart and lungs during open heart surgical procedures.

COMPETITION

    The medical devices industry is highly competitive. Edwards Lifesciences competes with many companies ranging from small start-up enterprises to companies that are larger and more established than Edwards Lifesciences with access to significant financial resources. Furthermore, rapid product development and technological change characterize the market in which Edwards Lifesciences competes. The present or future products of Edwards Lifesciences could be rendered obsolete or uneconomical by technological advances by one or more of Edwards Lifesciences' present or future competitors or by other therapies, including drug therapies. Edwards Lifesciences must continue to develop and acquire new products and technologies to remain competitive in the cardiovascular medical devices industry.

    Edwards Lifesciences believes that it competes primarily on the basis of product reliability and performance, product features that enhance patient benefit, customer and sales support, and cost-effectiveness.

    The cardiovascular segment of the medical device industry is dynamic and currently undergoing significant change due to cost-of-care considerations, regulatory reform, industry and customer consolidation, and evolving patient needs. The ability to provide cost-effective products and services that improve clinical outcomes is becoming increasingly important for medical device manufacturers.

    Edwards Lifesciences' products and services face substantial competition from a number of companies. In cardiac surgery, the primary competitors include St. Jude Medical, Inc., Medtronic, Inc., and Sulzer Medica, Ltd. In critical care, Edwards Lifesciences' principal competitors include Abbott
Laboratories Inc. and Arrow International, Inc., as well as a number of smaller companies. In vascular, Edwards Lifesciences' primary competitors include W.L. Gore and Associates, Inc. and Applied Medical Resources Corporation. In addition, while Edwards Lifesciences is also the leading contract supplier of perfusion services in the world, there are many small regional contract service providers who compete with Edwards Lifesciences for contracts in those hospitals that outsource perfusion services.

SALES AND MARKETING

    Edwards Lifesciences has a number of broad product lines that require a sales and marketing strategy tailored to its customers in order to deliver high quality, cost-effective products and services to all of its customers worldwide. We believe that Edwards Lifesciences' portfolio includes some of the most respected product brands in cardiovascular devices today, including Carpentier-Edwards, Cosgrove-Edwards, Duraflo, Fogarty, Research Medical, Starr-Edwards and Swan-Ganz.

    Because of the diverse global needs of the population that Edwards Lifesciences serves, Edwards Lifesciences' distribution system includes a direct sales force and independent distributors. In the last nine months of 2000, approximately 12% of Edwards Lifesciences' net sales were from sales to Baxter, which serves as a distributor of Edwards Lifesciences' products and/or provides distribution services in various countries outside the United States. The distribution agreements with Baxter generally extend until December 31, 2001, subject to renewal. In certain territories Edwards Lifesciences is required to distribute all covered products through Baxter, subject to certain exceptions. Baxter distributes Edwards Lifesciences products to a variety of customers, including hospitals, surgical centers and other health care institutions. Edwards Lifesciences is not dependent on any single end-user customer and no single end-user customer accounted for more than 10% of Edwards Lifesciences' net sales in 2000.

    Sales personnel work closely with the primary decision makers who purchase Edwards Lifesciences' products, whether they are physicians, material managers, nurses, biomedical staff, hospital administrators or purchasing managers. Also, where appropriate, Edwards Lifesciences' sales force actively pursues approval of Edwards Lifesciences as a qualified supplier for hospital group purchasing organizations that negotiate contracts with suppliers of medical products. Edwards Lifesciences already has contracts with a number of national buying groups and is working with a growing number of regional buying groups that are emerging in response to cost containment pressures and health care reform in the United States.

    UNITED STATES. In the United States, Edwards Lifesciences sells substantially all of its products through its direct sales force. Substantially all of its direct sales force consists of employees of Edwards Lifesciences. In 2000, approximately 60% of Edwards Lifesciences' sales were derived from sales to customers in the United States.

    INTERNATIONAL. In 2000, approximately 40% of Edwards Lifesciences' sales were derived internationally through its direct sales force and independent distributors. Edwards Lifesciences sells its products in more than 80 countries. Major international countries in which Edwards Lifesciences' products are sold include: Australia, Belgium, Canada, France, Germany, Italy, Japan (through a contractual joint venture with Baxter), The Netherlands, Spain and the United Kingdom. The sales and marketing approach in international geographies varies depending on each country's size and state of development.

RAW MATERIALS AND MANUFACTURING

    Edwards Lifesciences uses a diverse and broad range of raw and organic materials in the design, development and manufacture of its products. Edwards Lifesciences' non-implantable products are manufactured from man-made raw materials including resins, chemicals, electronics and metal. Most of Edwards Lifesciences' heart valve therapy products are manufactured from natural tissues harvested from animal tissue, as well as man-made materials. Edwards Lifesciences purchases certain materials and components used in manufacturing its products from external suppliers. In addition, Edwards Lifesciences purchases certain supplies from single sources for reasons of quality assurance, sole source availability, cost effectiveness or constraints resulting from regulatory requirements.

    Edwards Lifesciences works closely with its suppliers to assure continuity of supply while maintaining high quality and reliability. Alternative supplier options are generally considered and identified, although Edwards Lifesciences does not typically pursue regulatory qualification of alternative sources due to the strength of its existing supplier relationships and the time and expense associated with the regulatory process. Although a change in suppliers could require significant effort or investment by Edwards Lifesciences in circumstances where the items supplied are integral to the performance of Edwards Lifesciences' products or incorporate unique technology, management does not believe that the loss of any existing supply contract would have a material adverse effect on the Company.

    Edwards Lifesciences follows rigorous sourcing and manufacturing procedures intended to safeguard humans from potential risks associated with diseases such as bovine spongiform encephalopathy ("BSE"), commonly known as "mad cow disease." Health and regulatory authorities have given guidance identifying three factors contributing to the control of BSE: source of animals, nature of tissue used and manufacturing process. The Company complies with all current guidelines regarding risks for products intended to be implanted in humans. The Company obtains bovine tissue used in its pericardial tissue valve products only from sources within the United States or Australia, where strong control measures and surveillance programs exist and where no BSE cases have been reported. In addition, bovine tissue used in the Company's pericardial tissue valve products are from tissue types considered by health and regulatory organizations to have shown no risk of infectibility. The Company's manufacturing and sterilization processes render tissue biologically safe from all known infectious agents and viruses, and exceed the worldwide standard for sterile medical products.

    In 1998, Congress enacted the Biomaterials Access Assurance Act to help ensure a continued supply of raw materials and component parts essential to the manufacture of medical devices by allowing for rapid dismissal of claims against suppliers in product liability lawsuits if certain facts and circumstances exist. This law has not yet had a material impact, and it is not possible to assess the long-term impact it will have, on the continued availability of raw materials. The inability to develop satisfactory alternatives, if required, or a reduction or interruption in supply or a significant increase in the price of materials or components could have a material adverse effect on Edwards Lifesciences' business.

QUALITY ASSURANCE

    Edwards Lifesciences is committed to providing high quality products to its customers. To meet this commitment, Edwards Lifesciences has implemented modern quality systems and concepts throughout the organization. The quality system starts with the initial product specification and continues through the design of the product, component specification processes and the manufacturing, sales and servicing of the product. The quality system is designed to build in quality and to utilize continuous improvement concepts throughout the product life.

    Edwards Lifesciences' operations are certified under the applicable international quality systems standards, such as ISO 9001, ISO 9002, EN46001 and EN46002. ISO 9001 and 9002 require, among other items, an implemented quality system that applies to component quality, supplier control and manufacturing operations. In addition, ISO 9001 and EN46001 require an implemented quality system that applies to product design. These certifications can be obtained only after a complete audit of a company's quality system has been conducted by an independent outside auditor. These certifications require that Edwards Lifesciences' facilities undergo periodic reexamination.

RESEARCH AND DEVELOPMENT

    Edwards Lifesciences is engaged in ongoing research and development to introduce clinically advanced new products, to enhance the effectiveness, ease of use, safety and reliability of its existing products and to expand the applications of its products as appropriate. Edwards Lifesciences is dedicated to developing novel technologies that will furnish health care providers with a more complete line of products to treat late-stage cardiovascular disease.

    Edwards Lifesciences' research and development activities are carried out primarily in facilities located in the United States. Edwards Lifesciences' research and development staff is focused on product design and development, quality, clinical research and regulatory compliance. To pursue primary research efforts, Edwards Lifesciences has developed alliances with several leading research institutions and universities. Edwards Lifesciences also works with leading clinicians around the world in conducting scientific studies on Edwards Lifesciences' existing and developing products. These studies include clinical trials, which provide data for use in regulatory submissions and post-market approval studies involving applications of Edwards Lifesciences' products.

    The Company spent $55 million on research and development in 2000 and 1999 (7% and 6% of net sales, respectively), and approximately $56 million in 1998 (6% of net sales). These funds have been used primarily to develop new products and to improve and expand the applications for existing products.

PROPRIETARY TECHNOLOGY

    Patents and other proprietary rights are important to the success of Edwards Lifesciences' business. Edwards Lifesciences also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position. All employees and consultants who have access to confidential and proprietary information, or who are employed to perform duties or services that are likely to result in inventions, are required to sign either the Company's standard employment agreement or the Company's standard consulting agreement. All third parties who are given access to confidential and proprietary information are required to sign the Company's standard outgoing confidentiality agreement. Edwards Lifesciences also reviews third-party patents and patent applications in an effort to develop an effective patent strategy, identify licensing opportunities and monitor the patent claims of others.

    Edwards Lifesciences owns approximately 318 issued United States patents, 135 pending United States patent applications, 381 issued foreign patents and 525 pending foreign patent applications, and has licensed approximately 42 issued United States patents, 51 pending United States patent applications, 144 issued foreign patents and 40 pending foreign patent applications, that relate to aspects of the technology incorporated in many of Edwards Lifesciences' products. This proprietary protection often affords Edwards Lifesciences the opportunity to enhance its position in the marketplace by precluding its competitors from using or otherwise exploiting Edwards Lifesciences' technology.

    Most of Edwards Lifesciences' products are protected in some way by issued patents and/or pending patent applications. Edwards Lifesciences has several key patents and pending patent applications in the United States, Europe, Australia, Japan and Canada on improvements to the Carpentier-Edwards pericardial valve which enhance and extend the original patent coverage on this valve. Although the original pericardial patent will be expiring in 2002 in most countries, because of design improvements made since the original filing, management does not expect this to have a significant effect on its business. Edwards Lifesciences also has many important United States and foreign patents and pending patent applications related to mitral valve repair and, in particular, patent coverage on the Cosgrove-Edwards annuloplasty system and the Carpentier-Edwards Physio annuloplasty ring. The Lifepath AAA System for endovascular repair of aortic abdominal aneurysms is an important technology that is protected by at least ten issued or allowed United States patents and foreign applications pending in Europe, Canada, Japan and Australia. Edwards Lifesciences also has numerous key United States and foreign patents and patent applications that cover catheters, systems and methods for measuring and monitoring continuous cardiac output ("CCO") and vascular access products, including combinations of introducers and central venous catheters. Many of the CCO and vascular access patents were issued only recently and are expected to protect Edwards Lifesciences' intellectual property rights in such technologies for the next thirteen to seventeen years. In addition, Edwards Lifesciences has purchased and licensed extensive United States and foreign patents and patent applications in the angiogenesis field.

    Although some of Edwards Lifesciences' patents are due to expire within the next five years, Edwards Lifesciences' patent strategy is to file improvement patent applications and, in some cases, additional patent applications covering new aspects or modifications of the affected products, or line extensions of these products. As a result, the duration of some of the patents covering Edwards Lifesciences' products can extend up to twenty years from the date of filing of the patent application. Edwards Lifesciences management does not believe that the expiration of any one or more of its patents that are due to expire in the next five years will cause a material adverse effect on the sales of Edwards Lifesciences' products. In addition, Edwards Lifesciences is a party to several license agreements with unrelated third parties pursuant to which it has obtained, for varying terms, the exclusive or non-exclusive rights to certain patents held by such third parties in consideration for cross-licensing rights or royalty payments. Edwards Lifesciences has also granted various rights in its own patents to others under license agreements. There can be no assurance that pending patent applications will result in issued patents. Competitors may challenge the validity and enforceability of, or circumvent these patents issued to or licensed by Edwards Lifesciences. Such patents may also be found to be not infringed and thus insufficiently broad to provide Edwards Lifesciences with a competitive advantage.

    Edwards Lifesciences actively monitors the products of its competitors for possible infringement of Edwards Lifesciences' owned and/or licensed patents. Historically, litigation has been necessary to enforce certain patent rights held by Edwards Lifesciences and Edwards Lifesciences plans to continue to defend and prosecute its rights with respect to such patents. However, Edwards Lifesciences' efforts in this regard may not be successful. In addition, patent litigation could result in substantial cost to and diversion of effort by Edwards Lifesciences. Edwards Lifesciences also relies upon trade secrets for protection of its confidential and proprietary information. Others may independently develop substantially equivalent proprietary information and techniques, and third parties may otherwise gain access to Edwards Lifesciences' trade secrets.

    Edwards Lifesciences owns the following trademarks that are referred to in this Form 10-K:

    Trademarks registered in the United States Patent and Trademark Office:

AnastaFlo                       Fogarty
Carpentier-Edwards              Perimount
Carpentier-Edwards Physio       Swan-Ganz
Cosgrove-Edwards                Vigilance
Duraflo

    Other trademarks owned by Edwards Lifesciences:

Advanced Venous Access          Research Medical
AVA HF                          Lifepath AAA
AVA 3Xi                         Side Branch Occlusion System
Edwards                         Starr-Edwards
Edwards Lifesciences            Thrombex PMT
Edwards MIRA                    Vantex
Edwards Prima Plus              VisuFlo

    Many of these trademarks have also been registered for use in certain foreign countries where registration is available and Edwards Lifesciences has determined it is commercially advantageous to do so.

GOVERNMENT REGULATION AND OTHER MATTERS

    REGULATORY APPROVALS. In the United States, the Food and Drug Administration ("FDA"), among other government agencies, is responsible for regulating the introduction of new medical devices. The FDA regulates laboratory and manufacturing practices, labeling and record keeping for medical devices, and review of required manufacturers' reports of adverse experience to identify potential problems with marketed medical devices. Many of the devices that Edwards Lifesciences develops and markets are in a category for which the FDA has implemented stringent clinical investigation and pre-market approval requirements. The process of obtaining FDA approval to market a product can be resource-intensive, lengthy and costly. FDA review may involve substantial delays that adversely affect the marketing and sale of Edwards Lifesciences' products. Any delay or acceleration experienced by Edwards Lifesciences in obtaining regulatory approvals to conduct clinical trials or in obtaining required market clearances (especially with respect to significant products in the regulatory process that have been discussed in public announcements) may affect Edwards Lifesciences' operations or the market's expectations for the timing of such events and, consequently, the market price for Edwards Lifesciences' common stock. The FDA has the authority to halt the distribution of certain medical devices, detain or seize adulterated or misbranded medical devices, or order the repair, replacement or refund of the costs of such devices. The FDA may also require notification of health professionals and others with regard to medical devices that present unreasonable risks of substantial harm to the public health. The FDA may enjoin and restrain certain violations of the Food, Drug and Cosmetic Act and the Safe Medical Devices Act pertaining to medical devices, or initiate action for criminal prosecution of such violations. Moreover, the FDA administers certain controls over the export of medical devices from the United States and the importation of devices into the United States.

    Medical device laws are also in effect in the other countries in which Edwards Lifesciences does business outside of the United States. These range from comprehensive device approval requirements for some or all of Edwards Lifesciences' medical device products to requests for product data or certifications. The number and scope of these requirements are increasing.

    HEALTH CARE INITIATIVES. Government and private sector initiatives to limit the growth of health care costs, including price regulation and competitive pricing, are continuing in many countries where Edwards Lifesciences does business, including the United States. As a result of these changes, the marketplace has placed increased emphasis on the delivery of more cost-effective medical therapies. Although Edwards Lifesciences believes it is well positioned to respond to changes resulting from this worldwide trend toward cost containment, proposed legislation and/or changes in the marketplace could have an adverse impact on future operating results.

    Diagnostic-related groups' reimbursement schedules regulate the amount the United States government, through the United States Health Care Financing Administration, will reimburse hospitals and doctors for the inpatient care of persons covered by Medicare. In response to rising Medicare and Medicaid costs, several legislative proposals in the United States have been advanced that would restrict future funding increases for these programs. While Edwards Lifesciences has been unaware of significant domestic price resistance directly as a result of the reimbursement policies of diagnostic-related groups, changes in these reimbursement levels and processes could have an adverse effect on Edwards Lifesciences' domestic pricing flexibility.

    In keeping with the increased emphasis on cost-effectiveness in health care delivery, the current trend among hospitals and other customers of medical device manufacturers is to consolidate into larger purchasing groups to enhance purchasing power. The medical device industry has also experienced some consolidation, partly in order to offer a broader range of products to large purchasers. As a result, transactions with customers are larger, more complex and tend to involve more long-term contracts than in the past. The enhanced purchasing power of these larger customers may also increase the pressure on product pricing, although management is unable to estimate the potential impact at this time.

EMPLOYEES

    As of February 1, 2001, Edwards Lifesciences employed approximately 5,100 employees worldwide, the majority of whom were located at the company's headquarters in Irvine, California, and at its manufacturing facility in Puerto Rico. Other major concentrations of employees are located in Europe and Brazil. Edwards Lifesciences emphasizes competitive compensation, benefits, equity participation and work environment policies in its efforts to attract and retain qualified personnel. None of Edwards Lifesciences' North American employees is represented by a labor union. In various countries outside of North America, there are a limited number of employees who have relationships with works councils or trade unions. Edwards Lifesciences considers its relations with its employees to be good.

CERTAIN BUSINESS RISKS

    RISKS RELATED TO EDWARDS LIFESCIENCES' BUSINESS

    IF EDWARDS LIFESCIENCES DOES NOT INTRODUCE NEW PRODUCTS IN A TIMELY MANNER,
     ITS PRODUCTS MAY BECOME OBSOLETE, AND ITS OPERATING RESULTS MAY SUFFER.

    The cardiovascular products industry is characterized by rapid technological changes, frequent new product introductions and evolving industry standards. Without the timely introduction of new products and enhancements, Edwards Lifesciences' products will likely become technologically obsolete over time, in which case Edwards Lifesciences' revenue and operating results would suffer. The success of Edwards Lifesciences' new product offerings will depend on several factors, including its ability to:

    - properly identify and anticipate customer needs;

    - innovate and develop new technologies and applications;

    - successfully commercialize new technologies in a timely manner;

    - manufacture and deliver products in sufficient volumes on time;

    - differentiate Edwards Lifesciences' offerings from competitors offerings; and

    - price products competitively.

    In addition, new technologies that Edwards Lifesciences develops may not be accepted quickly because of industry-specific factors, such as the need for regulatory clearance, unanticipated restrictions imposed on approved indications, entrenched patterns of clinical practice, uncertainty over third-party reimbursement and clinicians' fears of malpractice suits.

    Moreover, significant technical innovations generally will require a substantial investment before Edwards Lifesciences can determine the commercial viability of these innovations. Edwards Lifesciences may not have the financial resources necessary to fund these technical innovations. In addition, even if Edwards Lifesciences is able to successfully develop enhancements or new generations of its products, these enhancements or new generations of products may not produce revenue in excess of the costs of development, and they may be quickly rendered obsolete by changing customer preferences or the introduction by Edwards Lifesciences' competitors of products embodying new technologies or features.

    EDWARDS LIFESCIENCES MAY INCUR PRODUCT LIABILITY AND PROFESSIONAL LIABILITY
     LOSSES AND INSURANCE COVERAGE MAY BE INADEQUATE OR UNAVAILABLE TO COVER THESE LOSSES.

    Edwards Lifesciences' business exposes it to potential product liability risks that are inherent in the design, manufacture and marketing of medical devices. Edwards Lifesciences' products are often used in surgical and intensive care settings with seriously ill patients. In addition, some of the medical devices manufactured and sold by Edwards Lifesciences are designed to be implanted in the human body for long periods of time. Edwards Lifesciences could be the subject of product liability suits alleging that component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks or product-related information could result in an unsafe condition or injury to patients. Product liability lawsuits and claims, safety alerts or product recalls in the future, regardless of their ultimate outcome, could have a material adverse effect on Edwards Lifesciences' business and reputation and on its ability to attract and retain customers. In addition, Edwards Lifesciences' perfusion services subsidiaries expose it to professional liability risks. In recent years, physicians, hospitals and other medical-service providers have become subject to an increasing number of lawsuits alleging medical malpractice. Medical malpractice suits often involve large claims and substantial defense costs.

    In connection with the Distribution, Edwards Lifesciences assumed the defense of litigation involving claims related to Edwards Lifesciences' business and agreed to indemnify Baxter for all related losses, costs and expenses. Edwards Lifesciences maintains various third-party product liability and professional liability coverages; however, product liability claims against Edwards Lifesciences could exceed the coverage limits of any insurance policies or cause Edwards Lifesciences to record a self-insured loss. Edwards Lifesciences maintains professional liability insurance coverage for individuals employed by the subsidiaries who perform perfusion services, although the amount of that coverage may not be sufficient. Further, even if any product liability or professional liability losses are covered by an Edwards Lifesciences insurance policy, these policies may have substantial retentions or deductibles that provide that Edwards Lifesciences will not receive insurance proceeds until the losses incurred by Edwards Lifesciences exceed the amount of those retentions or deductibles. To the extent that any losses are below these retentions or deductibles, Edwards Lifesciences will be responsible for paying these losses. A product liability or professional liability claim in an amount in excess of applicable insurance could have a material adverse effect on Edwards Lifesciences.

    EDWARDS LIFESCIENCES MAY EXPERIENCE SUPPLY INTERRUPTIONS THAT COULD HARM ITS
     ABILITY TO MANUFACTURE PRODUCTS.

    Edwards Lifesciences uses a diverse and broad range of raw and organic materials and other items in the design and manufacture of its products. Edwards Lifesciences' non-implantable products are manufactured from man-made raw materials including resins, chemicals, electronics and metals. Edwards Lifesciences' heart valve therapy products are manufactured from natural animal tissue and man-made materials. Edwards Lifesciences purchases certain of the materials and components used in the manufacture of its products from external suppliers. In addition, Edwards Lifesciences purchases certain supplies from single sources for reasons of quality assurance, cost-effectiveness or constraints resulting from regulatory requirements. Edwards Lifesciences works closely with its suppliers to assure continuity of supply while maintaining high quality and reliability. Alternative supplier options are generally considered and identified, although Edwards Lifesciences does not typically pursue regulatory qualification of alternative sources due to the strength of its existing supplier relationships and the time and expense associated with the regulatory process. Although a change in suppliers could require significant effort or investment by Edwards Lifesciences in circumstances where the items supplied are integral to the performance of Edwards Lifesciences' products or incorporate unique technology, management does not believe that the loss of any existing supply contract would have a material adverse effect on the Company.

    In an effort to reduce potential product liability exposure, in the past certain suppliers have announced that they might limit or terminate sales of certain materials and parts to companies that manufacture implantable medical devices. In some cases Edwards Lifesciences has been required to indemnify suppliers for product liability expenses in order to continue to receive materials or parts. There can be no assurance that an indemnity from Edwards Lifesciences will be satisfactory to these suppliers in the future. If Edwards Lifesciences is unable to obtain these raw materials or there is a significant increase in the price of materials or components, its business could be harmed.

    EDWARDS LIFESCIENCES MAY NOT SUCCESSFULLY IDENTIFY AND COMPLETE ACQUISITIONS
     OR STRATEGIC ALLIANCES ON FAVORABLE TERMS OR ACHIEVE ANTICIPATED SYNERGIES RELATING TO ANY ACQUISITIONS OR ALLIANCES; EDWARDS LIFESCIENCES MAY BE REQUIRED TO INCUR ADDITIONAL INDEBTEDNESS TO FUND ANY ACQUISITIONS.

    As part of Edwards Lifesciences' growth strategy, Edwards Lifesciences regularly reviews potential acquisitions of complementary businesses, technologies, services or products and potential strategic alliances. Edwards Lifesciences may be unable to find suitable acquisition candidates. Even if Edwards Lifesciences identifies appropriate acquisition or alliance candidates, Edwards Lifesciences may be unable to complete such acquisitions on favorable terms, if at all. In addition, the process of integrating an acquired business, technology, service or product into Edwards Lifesciences' existing business and operations may result in unforeseen operating difficulties and expenditures. Integration of an acquired company also may require significant management resources that otherwise would be available for ongoing development of Edwards Lifesciences' business. Moreover, Edwards Lifesciences may not realize the anticipated benefits of any acquisition. Future acquisitions could also require issuances of equity securities, the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could harm Edwards Lifesciences' business.

    Edwards Lifesciences also intends to pursue strategic alliances with third parties. Edwards Lifesciences may not identify appropriate partners with which to form partnerships or strategic alliances. Any alliances may not generate anticipated financial results.

    EDWARDS LIFESCIENCES' BUSINESS IS SUBJECT TO ECONOMIC, POLITICAL AND OTHER
     RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS.

    Because Edwards Lifesciences sells its products in a number of foreign countries, its business is subject to risks associated with doing business internationally. Sales of Edwards Lifesciences originating outside of the United States, as a percentage of total sales, were approximately 40% in 2000. Edwards Lifesciences anticipates that sales from international operations will continue to represent a substantial portion of its total sales. In addition, many of Edwards Lifesciences' manufacturing facilities and suppliers are located outside of the United States. Edwards Lifesciences management expects to increase its sales efforts internationally, which could expose it to greater risks associated with international sales and operations. Accordingly, Edwards Lifesciences' future results could be harmed by a variety of factors, including:

    - changes in foreign medical reimbursement policies and programs;

    - unexpected changes in foreign regulatory requirements;

    - changes in foreign currency exchange rates;

    - changes in a specific country's or region's political or economic conditions, particularly in emerging regions;

    - trade protection measures and import or export licensing requirements;

    - potentially negative consequences from changes in tax laws;

    - difficulty in staffing and managing foreign operations;

    - differing labor regulations; and

    - differing protection of intellectual property.

    EDWARDS LIFESCIENCES IS SUBJECT TO RISKS ARISING FROM CURRENCY EXCHANGE RATE
     FLUCTUATIONS.

    Approximately 40% of Edwards Lifesciences' sales in 2000 were generated from outside of the United States. Measured in local currency, a substantial portion of Edwards Lifesciences' foreign-generated sales were generated in Europe (and primarily denominated in the Euro) and in Japan. The United States dollar value of Edwards Lifesciences' foreign-generated sales varies with currency exchange rate fluctuations. Significant increases in the value of the United States dollar relative to the Euro or the Japanese Yen, as well as other currencies, could have a material adverse effect on Edwards Lifesciences' results of operations. Edwards Lifesciences has a hedging policy which attempts to manage currency exchange rate risks to an acceptable level based on management's judgment of the appropriate trade-off between risk, opportunity and cost; however, this hedging policy may not successfully eliminate the effects of currency exchange rate fluctuations.

    THE CONVERSION TO THE EURO HAS REQUIRED EDWARDS LIFESCIENCES TO MODIFY ITS
     BUSINESS OPERATIONS AND IF THESE MODIFICATIONS ARE NOT SUCCESSFUL OR IF THERE ARE ANY NEGATIVE ECONOMIC DEVELOPMENTS IN THE EUROPEAN UNION, EDWARDS LIFESCIENCES' BUSINESS MAY BE NEGATIVELY AFFECTED.

    On January 1, 1999, eleven member countries of the European Union established fixed conversion rates between their existing currencies and one common currency, the Euro. Uncertainties exist as to the effects the Euro may have on Edwards Lifesciences' European customers, as well as the impact of the Euro conversion on the economies of the participating countries. Approximately 40% of Edwards Lifesciences' sales in 2000 were derived from outside the United States, a significant portion of which were generated in Europe and primarily denominated in currencies linked to the Euro since January 1, 1999. Any negative economic developments that occur in the combined European Union economy and the possible devaluation of the Euro could have a material negative impact on Edwards Lifesciences' business. Potential effects on Edwards Lifesciences' operations include:

    - the need to modify business systems to recognize the Euro as a functional currency; and

    - the competitive impact of cross-border price transparency, which may make it more difficult for a business to charge different prices for the same products on a country-by-country basis, particularly once the Euro begins circulation in 2002.

    Edwards Lifesciences will continue to evaluate the impact of the introduction of the Euro as Edwards Lifesciences continues to expand its operations throughout Europe.

    FLUCTUATIONS IN EDWARDS LIFESCIENCES' QUARTERLY OPERATING RESULTS MAY CAUSE
     EDWARDS LIFESCIENCES' STOCK PRICE TO DECLINE.

    Edwards Lifesciences' revenue and operating results may vary significantly from quarter to quarter. A high proportion of Edwards Lifesciences' costs are fixed, due in part to significant sales, research and development and manufacturing costs. Thus, small declines in revenue could disproportionately affect operating results in a quarter, and the price of Edwards Lifesciences common stock may fall. Other factors that could affect quarterly operating results include:

    - demand for and clinical acceptance of products;

    - the timing and execution of customer contracts, particularly large contracts that would materially affect Edwards Lifesciences' operating results in a given quarter;

    - the timing of sales of products;

    - changes in foreign currency exchange rates;

    - unanticipated delays or problems in introducing new products;

    - competitors' announcements of new products, services or technological innovations;

    - changes in Edwards Lifesciences' pricing policies or the pricing policies of its competitors;

    - increased expenses, whether related to sales and marketing, raw materials or supplies, product development or administration;

    - adverse changes in the level of economic activity in the United States and other major regions in which Edwards Lifesciences does business;

    - costs related to possible acquisitions of technologies or businesses;

    - Edwards Lifesciences' ability to expand its operations; and

    - the amount and timing of expenditures related to expansion of Edwards Lifesciences' operations.

    EDWARDS LIFESCIENCES' INABILITY TO PROTECT ITS INTELLECTUAL PROPERTY COULD
     HAVE A MATERIAL ADVERSE EFFECT ON ITS BUSINESS.

    Edwards Lifesciences' success and competitive position are dependent, in part, upon its proprietary intellectual property. Edwards Lifesciences relies on a combination of patents, trade secrets and nondisclosure agreements to protect its proprietary intellectual property, and will continue to do so. Although Edwards Lifesciences seeks to protect its proprietary rights through a variety of means, Edwards Lifesciences cannot guarantee that the protective steps it has taken are adequate to protect these rights. Patents issued to or licensed by Edwards Lifesciences in the past or in the future may be challenged and held invalid or not infringed by third parties. Competitors may also challenge Edwards Lifesciences' patents.

    Edwards Lifesciences also relies on confidentiality agreements with certain employees, consultants and other parties to protect, in part, trade secrets and other proprietary information. These agreements could be breached and Edwards Lifesciences may not have adequate remedies for any breach. In addition, others may independently develop substantially equivalent proprietary information or gain access to Edwards Lifesciences' trade secrets or proprietary information.

    Edwards Lifesciences spends significant resources to monitor and enforce its intellectual property rights. Edwards Lifesciences may not be able to detect infringement and may lose its competitive position in the industry. In addition, competitors may design around Edwards Lifesciences' technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture increased market position.

    THIRD PARTIES MAY CLAIM EDWARDS LIFESCIENCES IS INFRINGING THEIR
     INTELLECTUAL PROPERTY, AND EDWARDS LIFESCIENCES COULD SUFFER SIGNIFICANT LITIGATION OR LICENSING EXPENSES OR BE PREVENTED FROM SELLING PRODUCTS.

    During recent years, Edwards Lifesciences' competitors have been involved in substantial litigation regarding patent and other intellectual property rights in the medical device industry generally. In the future, Edwards Lifesciences may be forced to defend itself against claims and legal actions alleging infringement of the intellectual property rights of others. Because intellectual property litigation can be costly and time consuming, Edwards Lifesciences' intellectual property litigation expenses could be significant in the future. Adverse determinations in any such litigation could subject Edwards Lifesciences to significant liabilities to third parties, could require Edwards Lifesciences to seek licenses from third parties and could, if such licenses are not available, prevent Edwards Lifesciences from manufacturing, selling or using certain of its products, any one of which could have a material adverse effect on Edwards Lifesciences.

    Third parties could also obtain patents that may require Edwards Lifesciences to either redesign its products or, if possible, negotiate licenses to conduct its business. If Edwards Lifesciences is unable to redesign its products or obtain a license, Edwards Lifesciences may have to exit a particular product offering.

    EDWARDS LIFESCIENCES MAY NEED TO FUND FUTURE CAPITAL REQUIREMENTS.

    Edwards Lifesciences' capital requirements may vary greatly from quarter to quarter, depending on, among other things, capital expenditures, fluctuations in Edwards Lifesciences' operating results, financing activities and build-up of inventories. Edwards Lifesciences believes that currently available sources of financing, along with its future cash flow from operations, will be sufficient to satisfy its working capital, capital expenditure and research and development requirements for the foreseeable future. However, Edwards Lifesciences may be required or choose to obtain additional debt or equity financing in the future, especially for significant acquisitions. Future equity financings could be dilutive to the existing holders of Edwards Lifesciences' common stock. Future debt financings could involve restrictive covenants that limit Edwards Lifesciences' ability to take certain actions. To the extent Edwards Lifesciences must obtain financing, Edwards Lifesciences cannot guarantee that financing will be available on favorable terms.

    THE TRANSITIONAL SERVICES BEING PROVIDED TO EDWARDS LIFESCIENCES BY BAXTER
     MAY BE DIFFICULT TO REPLACE WITHOUT OPERATIONAL PROBLEMS.

    Baxter has agreed to provide certain administrative services to Edwards Lifesciences in various countries around the world. These services include information systems and telecommunications, human resources, finance and accounting and other administrative services. In most cases, either party will have the right after 21 months from the Distribution to terminate these arrangements either in whole or in part. If these arrangements are terminated, Edwards Lifesciences will need to seek alternative providers of these services. Edwards Lifesciences may experience operational problems if it is not able to immediately replace these services or as Edwards Lifesciences transitions to another provider's systems. In addition, since the prices charged to Edwards Lifesciences under these arrangements are intended to approximate the costs of providing the services, the costs of obtaining services from third parties upon any termination could be in excess of the costs payable by Edwards Lifesciences to Baxter.

    RISKS RELATED TO THE HEALTH CARE INDUSTRY

    EDWARDS LIFESCIENCES FACES INTENSE COMPETITION AND CONSOLIDATION WITHIN ITS
     INDUSTRY, AND IF EDWARDS LIFESCIENCES DOES NOT COMPETE EFFECTIVELY, ITS BUSINESS WILL BE HARMED.

    The cardiovascular medical products industry is highly competitive. Edwards Lifesciences competes with many companies, some of which have longer operating histories, better brand or name recognition and greater access to financial and other resources than Edwards Lifesciences. Furthermore, the industry is characterized by intensive development efforts and rapidly advancing technology. Edwards Lifesciences' present and future products could be rendered obsolete or uneconomical by technological advances by one or more of Edwards Lifesciences' current or future competitors or by alternative therapies, including drug therapies. The future success of Edwards Lifesciences will depend, in large part, on its ability to anticipate technology advances and keep pace with other developers of cardiovascular therapies and services.

    The medical devices industry has been consolidating and as a result, transactions with customers are larger, more complex and tend to involve more long-term contracts. The enhanced purchasing power of these larger customers may also increase downward pressure on product pricing. In addition, many existing and potential customers for Edwards Lifesciences' products have combined to form Group Purchasing Organizations ("GPOs"). GPOs negotiate pricing arrangements with medical supply manufacturers and distributors and these negotiated prices are made available to members of GPOs. If Edwards Lifesciences is not one of the providers selected by a GPO, Edwards Lifesciences may be precluded from making sales to members of a GPO for several years. Even if Edwards Lifesciences is one of the selected providers, Edwards Lifesciences may be at a disadvantage relative to other selected providers that are able to offer volume discounts based on purchases of a broader range of medical equipment and supplies. Further, Edwards Lifesciences may be required to commit to pricing that has a material adverse effect on sales and profit margins, the business, financial condition and results of operations of Edwards Lifesciences.

    EDWARDS LIFESCIENCES AND ITS CUSTOMERS ARE SUBJECT TO VARIOUS GOVERNMENTAL
     REGULATIONS, AND EDWARDS LIFESCIENCES MAY INCUR SIGNIFICANT EXPENSES TO COMPLY WITH THESE REGULATIONS AND DEVELOP ITS PRODUCTS TO BE COMPATIBLE WITH THESE REGULATIONS.

    The medical devices manufactured and marketed by Edwards Lifesciences are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. The process of obtaining regulatory approvals to market a medical device, particularly from the FDA and certain foreign governmental authorities, can be costly and time consuming, and approvals might not be granted for future products on a timely basis, if at all. Delays in receipt of, or failure to obtain, approvals for future products could result in delayed realization of product revenues or in substantial additional costs which could have material adverse effects on Edwards Lifesciences' business or results of operations. In addition, there can be no assurance that Edwards Lifesciences will be or will continue to be in compliance with applicable FDA and other material regulatory requirements. If the FDA were to conclude that Edwards Lifesciences was not in compliance with applicable laws or regulations, it could institute proceedings to detain or seize Edwards Lifesciences' products, issue a recall, impose operating restrictions, enjoin future violations and assess civil penalties against Edwards Lifesciences, its officers or its employees and could recommend criminal prosecution to the Department of Justice. Moreover, the FDA could proceed to ban, or request recall, repair, replacement or refund of the cost of, any device or product manufactured or distributed by Edwards Lifesciences. Furthermore, both the FDA and foreign government regulators have become increasingly stringent, and Edwards Lifesciences may be subject to more rigorous regulation by governmental authorities in the future.

    EDWARDS LIFESCIENCES IS SUBJECT TO RISKS ARISING FROM CONCERNS AND/OR
     REGULATORY ACTIONS RELATING TO BSE.

    Certain of Edwards Lifesciences products, including pericardial tissue valve products, are manufactured using bovine tissue. Concerns relating to the potential transmission of BSE from cows to humans may result in reduced acceptance in certain geographies of bovine products. In addition, various governmental bodies are considering stricter regulation of such products. The Company obtains its bovine tissue only from sources within the United States or Australia, where strong control measures and surveillance programs exist and where no BSE cases have been reported. In addition, the bovine tissue used in the Company's pericardial tissue valve products are from tissue types considered by global health and regulatory organizations to have shown no risk of infectibility. The Company has not yet experienced any adverse impact on its sales as a result of concerns regarding BSE, but no assurance can be given that such an impact may not occur in the future.

    IF THIRD-PARTY PAYORS DECLINE TO REIMBURSE EDWARDS LIFESCIENCES CUSTOMERS
     FOR EDWARDS LIFESCIENCES PRODUCTS OR REDUCE REIMBURSEMENT LEVELS, EDWARDS LIFESCIENCES' ABILITY TO PROFITABLY SELL ITS PRODUCTS WILL BE HARMED.

    Edwards Lifesciences sells its products and services to hospitals, doctors and other health care providers, all of which receive reimbursement for the health care services provided to their patients from third-party payors, such as government programs (both domestic and international), private insurance plans and managed care programs. These third-party payors may deny reimbursement if they determine that a device used in a procedure was not used in accordance with cost-effective treatment methods, as determined by such third-party payor, or was used for an unapproved indication. Third-party payors may also decline to reimburse for experimental procedures and devices. Many of Edwards Lifesciences' existing and future products are cost-effective because they are intended to reduce overall health care costs over a long period of time. Edwards Lifesciences cannot be certain whether these third-party payors will recognize these cost savings or will merely focus on the lower initial costs associated with competing therapies. If Edwards Lifesciences' products are not considered cost-effective by third-party payors, Edwards Lifesciences' customers may not be reimbursed for Edwards Lifesciences' products.

    In addition, third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for medical products and services. There can be no assurance that levels of reimbursement, if any, will not be decreased in the future, or that future legislation, regulation or reimbursement policies of third-party payors will not otherwise adversely affect the demand for and price levels of Edwards Lifesciences' products. In Japan, where Edwards Lifesciences' products are distributed through a contractual joint venture with Baxter, customers are reimbursed for Edwards Lifesciences products under a government-operated insurance system. Under this system, the Japanese government annually reviews the reimbursement levels for products. If the Japanese government decides to reduce reimbursement levels for Edwards Lifesciences' products, Edwards Lifesciences' product pricing may be adversely affected.

    RISKS RELATED TO OWNERSHIP OF EDWARDS LIFESCIENCES' COMMON STOCK

    THE PRICE OF EDWARDS LIFESCIENCES' COMMON STOCK MAY FLUCTUATE.

    The prices at which Edwards Lifesciences' common stock trades may fluctuate significantly. Prices for Edwards Lifesciences' common stock will be determined in the trading markets and may be influenced by many factors, including:

    - the depth and liquidity of the market for Edwards Lifesciences' stock;

    - developments generally affecting the cardiovascular products market;

    - investor perceptions of Edwards Lifesciences and its business;

    - the financial results of Edwards Lifesciences;

    - Edwards Lifesciences' dividend policy; and

    - general economic and industry conditions.

    In addition, the stock market, in general, frequently experiences extreme volatility that is often seemingly unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of Edwards Lifesciences' common stock. In the past, securities class action litigation often has been instituted against companies following periods of volatility in the market price of their securities. Such litigation could result in substantial costs and a diversion of management's attention and resources.

    EDWARDS LIFESCIENCES' CHARTER DOCUMENTS AND DELAWARE LAW CONTAIN PROVISIONS
     THAT MAY DISCOURAGE TAKEOVER ATTEMPTS, WHICH COULD PRECLUDE EDWARDS LIFESCIENCES' STOCKHOLDERS FROM RECEIVING A CHANGE OF CONTROL PREMIUM.

    Edwards Lifesciences' certificate of incorporation and bylaws and Delaware law contain anti-takeover provisions that could have the effect of delaying or preventing changes in control that a stockholder may consider favorable. The provisions in Edwards Lifesciences' charter documents include the following:

    - a classified board of directors with three-year staggered terms;

    - the ability of Edwards Lifesciences' board of directors to issue shares of preferred stock and to determine the price and other terms, including preferences and voting rights, of those shares without stockholder approval;

    - stockholder action to be taken only at a special or regular meeting;

    - advance notice procedures for nominating candidates to Edwards Lifesciences' board of directors or presenting matters at stockholder meetings;

    - removal of directors only for cause; and

    - super-majority voting requirements to amend the charter.

    The foregoing could have the effect of delaying, deferring or preventing a change in control of Edwards Lifesciences, discouraging bids for Edwards Lifesciences' common stock at a premium over the market price or harming the market price of, and the voting and other rights of the holders of, Edwards Lifesciences' common stock. Edwards Lifesciences also is subject to Delaware laws that could have similar effects. One of these laws prohibits Edwards Lifesciences from engaging in a business combination with any significant stockholder for a period of three years from the date the person became a significant stockholder unless specific conditions are met. In addition, Edwards Lifesciences has adopted a stockholder rights plan. The preferred stock purchase rights under this plan, if triggered, would cause substantial dilution to any person or group who attempts to acquire a significant interest in Edwards Lifesciences without advance approval of Edwards Lifesciences' board of directors.

FORWARD-LOOKING STATEMENTS

    This Form 10-K and other materials filed or to be filed by Edwards Lifesciences with the SEC (as well as information included in oral statements or other written statements made, or to be made, by Edwards Lifesciences) contain, or will contain, disclosures that are "forward-looking statements." Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as "may," "believe," "will," "expect," "project," "estimate," "anticipate," "plan," or "continue." These forward-looking statements are based on the current plans and expectations of management and are subject to a number of uncertainties and risks that could significantly affect current plans and expectations and the future financial condition and results of Edwards Lifesciences. These factors include, but are not limited to:

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

    - the receipt of timely regulatory approvals; and

    - other risk factors described above.

    As a consequence, actual results or performance may differ materially from those expressed in any forward-looking statements made by or on behalf of Edwards Lifesciences. Shareholders are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Form 10-K.

ITEM 2  PROPERTIES

    The locations and uses of the major properties of Edwards Lifesciences are as follows:

NORTH AMERICA
Irvine, California                         (1)        Headquarters, Research and Development,
                                                      Regulatory and Clinical Affairs and
                                                      Manufacturing
San Diego, California                      (2)        Administrative, Service Center and
                                                      Warehouse
Memphis, Tennessee                         (1)        Distribution and Logistics
Midvale, Utah                              (1)        Administrative, Research and Development,
                                                      and Manufacturing
Haina, Dominican Republic                  (2)        Manufacturing
Anasco, Puerto Rico                        (2)        Manufacturing

EUROPE
Uden, The Netherlands                      (1)        Warehouse, Distribution, Manufacturing
                                                      and Offices
Horw, Switzerland                          (2)        Manufacturing
Ste Prex, Switzerland                      (2)        European Headquarters

SOUTH AMERICA
Sao Paulo, Brazil                          (1), (2)   Manufacturing

------------------------

(1) Owned property.

(2) Leased property.

    The San Diego, California lease expires in 2006; the Dominican Republic lease expires in 2006; the Puerto Rico lease expires in 2008; the Horw, Switzerland lease expires in 2003; the Ste Prex, Switzerland lease expires in 2005; and the Sao Paulo, Brazil lease expires in 2002.

ITEM 3  LEGAL PROCEEDINGS

    Upon the Distribution, Edwards Lifesciences assumed the defense of certain Baxter litigation involving cases and claims related to the Edwards Lifesciences business. Edwards Lifesciences has not been named as a defendant in such matters but is defending and indemnifying Baxter for all related expenses and potential liabilities. It is possible that Edwards Lifesciences may be added as a defendant in these cases and claims.

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

On March 1, 2001 Edwards Lifesciences moved to amend its lawsuit against Medtronic alleging infringement of one other of Edwards Lifesciences' United States patents. This motion is pending.

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

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                    PART II

ITEM 5  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

    MARKET PRICE

    The principal market for Edwards Lifesciences' common stock is the New York Stock Exchange (the "NYSE"). Edwards Lifesciences' common stock commenced regular way trading on the NYSE on April 3, 2000. The table below sets forth, for the calendar quarters indicated, the high and low closing sales prices of Edwards Lifesciences' common stock as reported by the NYSE.

                                                                     2000
                                                              -------------------
                                                                HIGH       LOW
                                                              --------   --------
Calendar Quarter Ended:
  June 30...................................................   $20.44     $13.75
  September 30..............................................    26.25      19.69
  December 31...............................................    24.19      13.00

    NUMBER OF STOCKHOLDERS

    On March 20, 2001, there were approximately 46,000 shareholders of record of Edwards Lifesciences' common stock.

    DIVIDENDS

    Edwards Lifesciences has never paid any cash dividends on its capital stock and does not plan to pay any cash dividends in the foreseeable future. The current policy of Edwards Lifesciences is to retain any future earnings for use in the business of the Company.

ITEM 6  SELECTED FINANCIAL DATA

    The following table sets forth selected financial information with respect to Edwards Lifesciences. The information set forth below should be read in conjunction with "Edwards Lifesciences' Management's Discussion and Analysis of Financial Condition and Results of Operations" and the

"Consolidated Financial Statements" found elsewhere in this Form 10-K. Historical per share data for net income and dividends have not been presented because Edwards Lifesciences was not incorporated until September 1999. Pro forma net income per share data is presented elsewhere in this Form 10-K. See
Note 4 to the "Consolidated Financial Statements" and "Edwards Lifesciences' Management's Discussion and Analysis of Financial Condition and Results of Operations" for discussions of the effect of certain asset divestitures on Edwards Lifesciences' operations.

AS OF OR FOR THE YEARS ENDED DECEMBER 31                       2000     1999(b)    1998(b)    1997(b)    1996(b)
-----------------------------------------------------------------------------------------------------------------
OPERATING      Net sales                                      $  804     $  905     $  865     $  879     $  837
RESULTS        Gross profit                                      381        439        399        416        395
(in millions)  Income (loss) from continuing operations (a)     (272)        82         62        (52)        87
-----------------------------------------------------------------------------------------------------------------
BALANCE SHEET
DATA           Total assets                                   $1,088     $1,437     $1,483     $1,526     $1,473
(in millions)  Long-term debt and lease obligations              277         --         --         --         --
-----------------------------------------------------------------------------------------------------------------
COMMON STOCK   Income from continuing operations per
INFORMATION    common share:
               Basic                                          $(4.66)        --         --         --         --
               Diluted                                         (4.66)        --         --         --         --
               Cash dividends declared
               per common share                                   --         --         --         --         --

------------------------

    (a) See Note 4 to the "Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding a non-recurring $312 million charge during 2000. Additionally, during 1997 the Company recorded a $132 million in-process research and development charge relating to the acquisition of Research Medical, Inc.

    (b) These results present Edwards Lifesciences on a divisional basis as it had historically been operated as part of Baxter. Subsequent to the Distribution, Edwards Lifesciences' Japan operations are presented on an equity basis as opposed to the consolidation method reflected in the historical results. As such, certain of the results reflected here are not comparable to the presentation subsequent to the Distribution. See
       Note 1 and Note 3 to the "Consolidated Financial Statements."

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis presents the factors that had a material effect on Edwards Lifesciences' cash flows and results of operations during the three years ended December 31, 2000, and the Company's financial position at that date. This discussion and analysis should be read in conjunction with the historical Consolidated Financial Statements of Edwards Lifesciences and related notes thereto included elsewhere in this Form 10-K.

OVERVIEW

    Edwards Lifesciences provides a comprehensive line of products and services to treat late-stage cardiovascular disease. Edwards Lifesciences' sales are categorized in four main product areas: cardiac surgery, critical care, vascular and perfusion products and services. Edwards Lifesciences is headquartered in Irvine, California, and supplies its products and services to customers in more than 80 countries, both through direct sales and distributor relationships. Edwards Lifesciences' products are manufactured in locations throughout the world, including Brazil, the Dominican Republic, Japan (through a contractual joint venture with Baxter), The Netherlands, Puerto Rico, Switzerland and the United States.

    Edwards Lifesciences' cardiac surgery portfolio is comprised of products relating to heart valve therapy, and cannulae and cardioplegia products used during open-heart surgery. Edwards Lifesciences is the world leader in, and has been a pioneer in the development and commercialization of, tissue valves and repair products, used to replace or repair a patient's diseased or defective heart valve. In the critical care area, Edwards Lifesciences is a world leader in hemodynamic monitoring systems used to measure a patient's heart function, and also provides central venous access products for fluid and drug delivery. Edwards Lifesciences' vascular portfolio includes a line of balloon catheter-based products, surgical clips and inserts, angioscopy equipment, and artificial implantable grafts, as well as an endovascular system that is used to treat life-threatening abdominal aortic aneurysms less invasively. In the perfusion products and services category, Edwards Lifesciences designs, develops, manufactures and markets a diverse line of disposable products used during cardiopulmonary bypass procedures, including oxygenators, blood containers, filters and related devices, as well as bypass equipment (see "Disposition of Assets and Other Non-recurring Charges, net"). Edwards Lifesciences also maintains the world's largest organization of contract perfusionists, employing approximately 400 full- and part-time clinical perfusionists in the United States who perform an aggregate of approximately 50,000 perfusion procedures for open heart surgery per year.

    The health care marketplace continues to be competitive. There has been consolidation in Edwards Lifesciences' customer base and among its competitors, which has resulted in pricing and market share pressures. Edwards Lifesciences has experienced increases in its labor and material costs, which are primarily influenced by general inflationary trends. Competitive market conditions have minimized inflation's impact on the selling prices of Edwards Lifesciences' products and services. Management expects these trends to continue.

RESULTS OF OPERATIONS

    NET SALES TRENDS

    The following table is a summary of domestic and international net sales (dollars in millions):

                                                                                   PERCENT
                                             YEARS ENDED DECEMBER 31,               CHANGE
                                         --------------------------------    --------------------
                                           2000        1999        1998        2000        1999
                                         --------    --------    --------    --------    --------
United States..........................    $482        $504        $508         (4%)        (1%)
International..........................     322         401         357        (20%)        12%
                                           ----        ----        ----
Total net sales........................    $804        $905        $865        (11%)         5%
                                           ====        ====        ====

    The net sales decrease in the United States during 2000 was due primarily to
(a) the Company's partial divestiture of its perfusion products line resulting from the sale of the Bentley product line (see "Disposition of Assets and Other Non-recurring Charges, net") and (b) a one-time $5 million sale of a patent during 1999, partially offset by an increase in 2000 in cardiac surgery sales.

    The decrease in international net sales during 2000 resulted primarily from a change in accounting for sales in Japan (see "Joint Venture in Japan"). Subsequent to the spin-off by Baxter International Inc. ("Baxter") of Edwards Lifesciences on March 31, 2000 (the "Distribution"), Edwards Lifesciences only recognizes as sales its shipments into a joint venture with Baxter, whereas prior to the Distribution, net sales included sales to the ultimate customers in Japan. Excluding this change in accounting in Japan, international net sales for the year 2000 would have increased 2% and total net sales for the year 2000 would have decreased 1%. The adjusted increase in international sales during 2000 resulted primarily from increased sales of cardiac surgery products, critical care products and distributed products in Japan. The increase in international net sales during 1999 resulted primarily from increased sales of cardiac surgery and critical care products.

    Net sales were impacted by fluctuations in foreign currency exchange rates, primarily the movement of the United States dollar against the Euro and the Japanese Yen. Excluding the change in accounting in Japan and the impact of changes in foreign currency exchange rates, total net sales for the years ended December 31, 2000 and 1999 would have remained flat and increased 3%, respectively. The impact of foreign currency exchange rate fluctuations on net sales would not necessarily be indicative of the impact on net income due to the corresponding effect of foreign currency exchange rate fluctuations on international manufacturing and operating costs, and Edwards Lifesciences' hedging activities. For more information, see "Quantitative and Qualitative Disclosure About Market Risk."

    JOINT VENTURE IN JAPAN

    Subsequent to the Distribution, the cardiovascular business in Japan is being operated pursuant to a joint venture under which a Japanese subsidiary of Baxter retains ownership of the Japanese business assets, but a subsidiary of Edwards Lifesciences holds a 90% profit interest. Edwards Lifesciences has an option to purchase the Japanese business assets that may be exercised no earlier than 28 months following the Distribution and no later than 60 months following the Distribution. The Japanese operations are included in the Consolidated Statements of Operations for periods prior to the Distribution, consistent with the historical treatment of the Company's operations while a part of Baxter. Subsequent to the Distribution, Edwards Lifesciences recognizes as sales its shipments into the joint venture and utilizes the equity method of accounting to record its interest in the operations of the joint venture.

    NET SALES BY PRODUCT LINE

    The following table is a summary of net sales by product line (dollars in millions):

                                                                                            PERCENT
                                                    YEARS ENDED DECEMBER 31,                CHANGE
                                              ------------------------------------    -------------------
                                                2000          1999          1998        2000       1999
                                              --------      --------      --------    --------   --------
Cardiac surgery.........................        $311          $306          $273          2%        12%
Critical care...........................         217           242           221        (10%)       10%
Vascular................................          55            61            60        (10%)        2%
Perfusion products and services.........         207           244           269        (15%)       (9%)
Other...................................          14            52            42        (73%)       24%
                                                ----          ----          ----
Total net sales.........................        $804          $905          $865        (11%)        5%
                                                ====          ====          ====

    Excluding the change in accounting for sales in Japan, net sales by product line would have been as follows (dollars in millions):

                                                                                           PERCENT
                                                   YEARS ENDED DECEMBER 31,                CHANGE
                                             ------------------------------------    -------------------
                                               2000          1999          1998        2000       1999
                                             --------      --------      --------    --------   --------
Cardiac surgery........................        $318          $306          $273           4%       12%
Critical care..........................         248           242           221           2%       10%
Vascular...............................          57            61            60          (7%)       2%
Perfusion products and services........         222           244           269          (9%)      (9%)
Other..................................          47            52            42         (10%)      24%
                                               ----          ----          ----
Total net sales........................        $892          $905          $865          (1%)       5%
                                               ====          ====          ====

    Excluding the change in accounting for sales in Japan and the impact of foreign currency exchange rate fluctuations, net sales by product line ("Adjusted Net Sales") would have been as follows (dollars in millions):

                                                                                           PERCENT
                                                   YEARS ENDED DECEMBER 31,                CHANGE
                                             ------------------------------------    -------------------
                                               2000          1999          1998        2000       1999
                                             --------      --------      --------    --------   --------
Cardiac surgery........................        $329          $308          $276           7%       12%
Critical care..........................         255           246           233           4%        6%
Vascular...............................          59            61            61          (3%)      --
Perfusion products and services........         225           246           272          (9%)     (10%)
Other..................................          46            53            48         (13%)      10%
                                               ----          ----          ----
Total net sales........................        $914          $914          $890          --         3%
                                               ====          ====          ====

    CARDIAC SURGERY

    Effective June 30, 2000, Edwards Lifesciences divested the mechanical cardiac assist product line (see "Disposition of Assets and Other Non-recurring Charges, net"). Assuming the divestiture occurred on January 1, 1998, Adjusted Net Sales of cardiac surgery products would have increased 8% and 12% for the years ended December 31, 2000 and 1999, respectively.

    Sales growth in 2000 and 1999 in cardiac surgery products resulted primarily from double-digit sales growth of pericardial tissue valves and repair products, particularly in Japan. This was partially offset by declines in porcine tissue valve sales as a result of competition and the absence of distributed cardiac assist products subsequent to the Distribution. Management expects that its cardiac surgery products will continue to serve as a key driver of Edwards Lifesciences' sales growth as a result of the continued market shift from mechanical to tissue heart valve use, as well as the September 2000 launch of the Company's Carpentier-Edwards pericardial valve in the United States.

    CRITICAL CARE

    The Adjusted Net Sales growth in 2000 and 1999 in critical care products was due primarily to strong sales of advanced hemodynamic catheters, and the newer access and hemofiltration product categories, offset by the decline in base hemodynamic catheters. Critical care products have been, and are expected to continue to be, significant contributors to Edwards Lifesciences' total sales, particularly as the recently FDA approved Vantex central venous catheter becomes more available and hemofiltration products gain more acceptance in new markets. In addition, the Company received FDA 510(k) clearance in October 2000 to begin marketing its catheter for measuring continuous end diastolic volume (CEDV) that provides clinicians a complete picture of blood circulation in a patient's heart. Management believes that future sales growth of critical care products could be negatively impacted by global pricing pressures, including anticipated decreased governmental reimbursement in Japan.

    VASCULAR

    The decline in Adjusted Net Sales for vascular products during 2000 resulted primarily from lower unit sales in several surgery-based product categories. During August 2000, Edwards Lifesciences commenced United States sales of its Thrombex PMT percutaneous mechanical thrombectomy system, a device used for removing blood clots from the access grafts of hemodialysis patients. Management expects that this new product will have a positive impact on future vascular sales.

    PERFUSION PRODUCTS AND SERVICES

    Effective August 31, 2000, Edwards Lifesciences divested the majority of its perfusion products line to Jostra AG, which allowed Edwards Lifesciences to exit the perfusion products line in the United States and Western Europe (see "Disposition of Assets and Other Non-recurring Charges, net"). Assuming the divestiture occurred on January 1, 1998, Adjusted Net Sales of Perfusion Products and Services would have remained flat in 2000 and decreased 2% in 1999. Management believes that the decrease in 1999 was due primarily to an increase in the number of "beating heart" coronary artery bypass surgeries, particularly in the United States and Western Europe, and this trend reduced the need for perfusion services.

    OTHER

    Other sales include a diverse grouping of product lines comprised primarily of select distributed products that are sold in international regions, and miscellaneous pharmaceutical products. The Adjusted Net Sales of this product line declined in 2000 and increased in 1999 primarily from a one-time
$5 million sale of a patent during 1999.

    GROSS MARGIN

                                                YEARS ENDED
                                                DECEMBER 31,            PERCENTAGE POINT CHANGE
                                       ------------------------------   ------------------------
                                         2000       1999       1998        2000          1999
                                       --------   --------   --------   -----------    ---------
Gross margin percentage..............    47.4%      48.5%      46.1%     (1.1) pts.     2.4 pts.

    Reflecting the Japanese operations on the equity method for all periods presented (see "Joint Venture in Japan"), the gross margin percentage ("Adjusted Gross Margin Percentage") would have been 46.9% in 2000, 46.6% in 1999 and 44.8% in 1998. The Adjusted Gross Margin Percentage increase in 2000 resulted primarily from (a) the divestiture of the lower margin mechanical cardiac assist product line, (b) increased sales of higher margin cardiac surgery products and
(c) reduced sales of lower margin perfusion services, partially offset by an unfavorable impact of foreign currency exchange rate fluctuations. The Adjusted Gross Margin Percentage increase in 1999 resulted primarily from (a) increased sales of higher margin cardiac surgery products, (b) reduced sales of lower margin perfusion products and services and (c) the favorable impact of foreign currency exchange rate fluctuations.

    SELLING, GENERAL AND ADMINISTRATIVE ("S, G & A") EXPENSES

                                                       YEARS ENDED              PERCENTAGE POINT
                                                       DECEMBER 31,                  CHANGE
                                              ------------------------------   -------------------
                                                2000       1999       1998       2000       1999
                                              --------   --------   --------   --------   --------
S, G & A expenses as a percentage
  of sales..................................    26.9%      25.7%      25.7%    1.2 pts.         --

    Reflecting the Japanese operations on the equity method for all periods presented, S, G &A expenses as a percentage of sales ("Adjusted Percentage") would have been 26.3% in 2000, 23.5% in 1999 and 23.4% in 1998.

    The increase in the Adjusted Percentage for the year ended December 31, 2000 is due primarily to additional personnel costs associated with the Company's operation as an independent company commencing April 1, 2000, partially offset by (a) reduced spending associated with the Company's recently divested perfusion products and mechanical cardiac assist product lines and (b) a favorable impact of foreign currency exchange rate fluctuations.

    RESEARCH AND DEVELOPMENT EXPENSES

                                                           YEARS ENDED                   PERCENT
                                                           DECEMBER 31,                   CHANGE
                                                  ------------------------------   --------------------
(DOLLARS IN MILLIONS)                               2000       1999       1998       2000        1999
---------------------                             --------   --------   --------   ---------   --------
Research and development expenses...............    $55        $55        $56            --       (2%)
Research and development expenses as a
  percentage of sales...........................    6.8%       6.1%       6.5%

    Reflecting the Japan operations on the equity method for all periods presented and assuming the divestitures of the mechanical cardiac assist and perfusion product lines occurred on January 1, 1998, research and development expenses as a percentage of sales would have been 6.3% in 2000, 5.5% in 1999 and 5.3% in 1998.

    Edwards Lifesciences is engaged in ongoing research and development to introduce new products to maximize the effectiveness, ease of use, safety and reliability of its existing products and to expand the applications of its products as appropriate. Edwards Lifesciences has a strong commitment to bolster its research and development spending in the future with the goal of developing and commercializing new innovative products and therapies that enhance performance and patient quality of life, and address cost-containment issues. In furtherance of this commitment, the Company expects to increase its 2001 research and development expenses by 10% from research and development expenses in 2000.

    GOODWILL AMORTIZATION

    The reduction in goodwill amortization expense for the year ended
December 31, 2000 resulted from the write-down of goodwill related to the Company's line of perfusion products. For more information, see "Disposition of Assets and Other Non-recurring Charges, net."

    DISPOSITION OF ASSETS AND OTHER NON-RECURRING CHARGES, NET

    During the year ended December 31, 2000, Edwards Lifesciences recorded non-recurring charges comprised of the following:

      LOSS ON SALE AND ABANDONMENT OF ASSETS

    Effective July 15, 2000, the Company entered into a definitive agreement to sell the majority of its United States and Western European assets and rights related to its perfusion products to Jostra AG (the "Sale"). In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges," the Company recorded a pre-tax impairment charge of $291 million in the second quarter of 2000 to reduce the carrying value of these assets to fair value based upon the estimated net proceeds from the Sale. Assets subject to this impairment charge consisted primarily of goodwill ($245 million) and special-use manufacturing and support assets. The goodwill impairment charge was calculated based upon a pro rata allocation of the goodwill using the relative fair values of the affected long-lived assets and identifiable intangibles acquired at the inception date of the goodwill. On August 31, 2000, Edwards Lifesciences completed the Sale for $24 million (consisting of $10 million in cash and a $14 million note receivable, payable in six equal quarterly installments through March 1, 2002, plus interest at an annual effective rate of 8%).

    In conjunction with the Sale, during the third quarter of 2000 the Company recorded charges to establish a $10 million reserve for personnel costs and a $2 million reserve for exit activities. The personnel costs consist primarily of severance, medical plan continuation and outplacement services for the approximately 225 employees impacted by the Sale. The impacted employees are located in Europe, the United States and Puerto Rico, and primarily work in a manufacturing capacity. The exit activities consist primarily of information systems costs, contract termination costs and shutdown expenses.

    The following table summarizes the utilization of these reserves through December 31, 2000 (in millions):

                                                 INITIAL    UTILIZED THROUGH    REMAINING
                                                 RESERVE    DECEMBER 31, 2000    RESERVE
                                                 --------   -----------------   ---------
Personnel costs................................    $10             $2              $8
Exit activities................................      2              2              --
                                                   ---             --              --
                                                   $12             $4              $8
                                                   ===             ==              ==

      GAIN ON SALE OF ASSETS

    On June 30, 2000, Edwards Lifesciences transferred the rights, intellectual property and United States' assets related to the Novacor mechanical cardiac assist product line to World Heart Corporation ("WorldHeart"). In return, the Company received (a) preferred stock of a subsidiary of WorldHeart which, at Edwards' option, can be exchanged for approximately five million shares of WorldHeart's common stock commencing July 2002 and (b) exclusive worldwide distribution rights to the Novacor left ventricular assist system and any ventricular assist technologies developed by WorldHeart. Edwards Lifesciences also will provide components and technical support to WorldHeart for ventricular assist products at agreed upon prices. The Company recorded a pre-tax gain of $35 million during the second quarter of 2000 in connection with this transaction.

    As part of the transaction with WorldHeart, the Company invested
$20 million in WorldHeart convertible preferred stock. The preferred stock bears a cumulative dividend, is callable at any time by

WorldHeart and is convertible by Edwards Lifesciences into WorldHeart common stock commencing July 2006. Edwards Lifesciences reports its investment in WorldHeart as available-for-sale securities.

      PRO FORMA DATA

    The following unaudited pro forma consolidated condensed statement of income for the year ended December 31, 2000 gives effect to the sales to Jostra AG and WorldHeart by Edwards Lifesciences as if the sales had occurred on the close of business on December 31, 1999. The unaudited pro forma consolidated condensed statement of income does not purport to be indicative of either the results of future operations or the results of operations that would have occurred had the sales been consummated on the close of business on December 31, 1999. The following amounts are in millions, except per share amounts:

                                                                  YEAR ENDED
                                                              DECEMBER 31, 2000
                                                              ------------------
Net sales...................................................         $ 772
Net income..................................................             8
Net income per share:
  Basic.....................................................         $0.14
  Diluted...................................................          0.14

      OTHER NON-RECURRING CHARGES

    As a result of Edwards Lifesciences' continuing efforts to focus the Company's product portfolio and effect the Company's business strategy following the spin-off from Baxter, during the second quarter of 2000 the Company decided to discontinue certain products in its portfolio that did not meet the objectives of its business strategy. The long-lived assets or the investments in these products were evaluated to determine whether any impairment in their recoverability existed at the determination date. As a result, Edwards Lifesciences assessed whether the estimated cash flows of the products over the estimated lives of the related assets were sufficient to recover their costs. Where such cash flows were insufficient, the Company utilized a discounted cash flow model to estimate the fair value of assets or investments and recorded an impairment charge to adjust the carrying values to estimated fair values. As a result of this evaluation, Edwards Lifesciences recorded a non-cash charge of $45 million during the second quarter of 2000 primarily related to the impairment of goodwill unrelated to perfusion products ($37 million), impairment of other intangibles ($5 million) and the write-down of non-productive assets ($3 million).

    NON-RECURRING SPIN-OFF EXPENSES

    In connection with the spin-off of Edwards Lifesciences from Baxter, certain one-time costs totaling $18 million were incurred by Edwards Lifesciences during the year ended December 31, 2000. These costs primarily related to (a) the coordination and implementation of the transaction and (b) the recruitment of personnel to perform new corporate administrative functions.

    OTHER OPERATING INCOME

    Other operating income represents the Company's 90% profit interest in the cardiovascular business in Japan effective April 1, 2000. For more information, see "Joint Venture in Japan."

    OTHER EXPENSE (INCOME), NET

    Refer to Note 12 to the "Consolidated Financial Statements" for a summary of the amounts included in other expense (income). Other income in 1998 principally consisted of $13 million of net insurance proceeds associated with hurricane damage at one of the Company's manufacturing facilities and a $3 million loss associated with the impairment of a minority equity investment.

    INCOME TAXES

    The effective income tax rate for the year ended December 31, 2000 was impacted by the non-deductibility of the majority of the charge recorded for the disposition of assets and other non-recurring items (see "Disposition of Assets and Other Non-recurring Charges, net"). Excluding non-recurring charges, the effective income tax rate for the year ended December 31, 2000 was 27%. The effective income tax rate for the years ended December 31, 1999 and 1998 was 27% and 33%, respectively. The reduction in the tax rate for the year ended
December 31, 1999 was due primarily to more favorable tax grants in certain jurisdictions.

    NET INCOME (LOSS)

    Net income (loss), reflecting pro forma adjustments and excluding non-recurring charges, was $51 million in 2000, $41 million in 1999 and $27 million in 1998, as follows:

                                                                   YEARS ENDED
                                                                   DECEMBER 31,
                                                          ------------------------------
                                                            2000       1999       1998
                                                          --------   --------   --------
                                                                  (IN MILLIONS)
As Reported.............................................   $(272)      $ 82       $ 62
Pro Forma Adjustments (a)...............................      (9)       (41)       (35)
Non-recurring Charges (b)...............................     332         --         --
                                                           -----       ----       ----
As Adjusted.............................................   $  51       $ 41       $ 27
                                                           =====       ====       ====

------------------------

(a) Assumes that the transactions contemplated by the Distribution had been completed as of January 1, 1998. See Note 3 to the Consolidated Financial Statements.

(b) See "Disposition of Assets and Other Non-recurring Charges, net" and "Non-recurring Spin-off Expenses."

LIQUIDITY AND CAPITAL RESOURCES

    The Company's sources of cash liquidity include cash and cash equivalents on hand, cash from operations, amounts available under credit facilities and other external sources of funds. The Company believes that these sources are sufficient to fund the current requirements of working capital, capital expenditures and other financial commitments. The Company further believes that it has the financial flexibility to attract long-term capital to fund short-term and long-term growth objectives. However, no assurances can be given that such long-term capital will be available to Edwards Lifesciences on favorable terms, or at all.

    Effective as of the Distribution, Edwards Lifesciences entered into two unsecured revolving credit agreements (the "Credit Facilities") providing for up to an aggregate of $650 million in borrowings in multiple currencies. Borrowings currently bear interest at the London interbank offering rate (LIBOR) plus 1.00%, which includes a facility fee. One of the credit agreements provides for long-term borrowings up to an aggregate of $430 million and expires on March 30, 2005. The other credit agreement provides for short-term borrowings up to an aggregate of $220 million and expires on March 29, 2001. As of December 31, 2000, approximately $277 million and $151 million were outstanding under the $430 million and the $220 million credit agreements, respectively. Edwards Lifesciences pays a facility fee, regardless of available or outstanding borrowings, currently at an annual rate of 0.20% for the $430 million credit agreement and, prior to expiration, 0.175% for the

$220 million credit agreement. The Credit Facilities contain various financial and other covenants of Edwards Lifesciences, including a maximum leverage ratio and a minimum interest coverage ratio. The Company incurred approximately
$3 million of fees associated with obtaining the Credit Facilities. All amounts outstanding under the $430 million credit agreement have been classified as long-term obligations, as these borrowings will continue to be refinanced pursuant to this credit agreement.

    During February 2001, the Company refinanced $90 million of outstanding borrowings under the $220 million credit agreement to borrowings under the $430 million credit agreement. As a result, this $90 million has been classified as long-term debt as of December 31, 2000 in the accompanying Consolidated Balance Sheets. The Company anticipates that it will replace, and make effective as of March 29, 2001, the $220 million credit agreement with a credit agreement for $175 million through March 28, 2002.

    The Company entered into a securitization agreement in December 2000 with a financial institution whereby it sells without recourse on a revolving basis an undivided interest in certain eligible trade accounts receivable. The significant benefits of the securitization are lower cost of funds, differentiated sources of liquidity and improved financial ratios due to the off-balance sheet treatment. Funding of $32 million was received by the Company in December 2000 and these proceeds were used to reduce revolving lines of credit. The Company expects to lower its overall cost of funds as a result of the interest rate spreads it will pay on these advances as opposed to borrowings under the current LIBOR based credit facility. Additionally, the Company believes that in diversifying its funding sources, the Company's funding availability in the capital markets is strengthened. The securitization agreement expires in December 2001 and is renewable for one-year periods at the Company's option. Additionally, during 1998 the Company received approximately $22 million in proceeds relating to the sale of certain trade receivables in Japan to an independent financial institution.

    Cash flows provided by operating activities for the year 2000 was $137 million as compared to $176 million in 1999 due primarily to (a) reduced accounts receivable collections (included in cash flows for 1999 was approximately $25 million related to insurance proceeds associated with hurricane damage at one of the Company's manufacturing facilities) and
(b) lower earnings, partially offset by reduced inventory due to the increased use of distributors. Cash flows for the year 1999 increased $22 million from the year 1998 due primarily to the hurricane insurance proceeds and higher earnings.

    Uses of cash for investing activities during the year 2000 included the purchase of two convertible debentures in Sangamo Biosciences, Inc. (totaling $13 million), which were subsequently converted into common stock during the second quarter 2000, and investments in A-Med Systems, Inc. (totaling
$8 million) and World Heart Corporation (totaling $20 million). During 2000, the Company received $12 million related to the sale of certain of the Company's perfusion product assets (see "Disposition of Assets and Other Non-recurring Charges, net"). Uses of cash for investing activities during the year 1999 included the purchase of the Century Heart Lung Machine Business of Cobe Cardiovascular Inc. from Sorin Biomedica, and for the year 1998 related principally to the acquisition of Research Medical, Inc., a manufacturer of specialized products used in open-heart surgery.

    Capital expenditures increased $4 million from $42 million in 1999 to $46 million in 2000. Capital expenditures during 2000 related primarily to support for manufacturing facilities, information systems, equipment placed at customers and the expansion and renovation of the Company's corporate headquarters in Irvine, California. In 2001, the Company expects capital expenditures to be below $40 million.

EURO CONVERSION

    On January 1, 1999, the European Economic and Monetary Union created and introduced the Euro, the official single currency for the eleven participating member countries. A transition period is currently in effect which began January 1, 1999 and will continue through December 31, 2001, during which time transactions will be executed in both the Euro and the member countries' individual currencies. Effective January 1, 2002, Euro bank notes will be introduced and as of July 1, 2002, the Euro will be the sole legal tender of the European Economic and Monetary Union countries.

    Edwards Lifesciences appointed a team of individuals to address all issues associated with the conversion to the Euro and expects to be prepared for such conversion as of the designated dates. At the time Edwards Lifesciences switches to using the Euro as the sole functional currency for the affected countries, certain modifications that are primarily related to information systems are required. The costs associated with preparing for the conversion and continued use of the Euro will be expensed as incurred and are not expected to be material to Edwards Lifesciences' financial position, results of operations or cash flows. The ultimate impact on Edwards Lifesciences' business, including the impact on the competitive environment in which Edwards Lifesciences operates, is currently unknown.

NEW ACCOUNTING AND DISCLOSURE STANDARDS ISSUED

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for as either components of earnings or accumulated other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment of FASB Statement No. 133," which amends the accounting and reporting standards of SFAS No. 133. Adoption of these new accounting standards will result in a one-time cumulative after-tax reduction in net income of approximately
$1.5 million and in accumulated other comprehensive income of approximately $5.4 million in the first quarter of 2001. The adoption will also impact assets and liabilities recorded on the balance sheet.

    In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement replaces SFAS No. 125 and revises the standards for accounting for securitizations and other transfers of financial assets and collateral. SFAS
No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

NEW ACCOUNTING AND DISCLOSURE STANDARDS ADOPTED

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements," which was amended by SAB No. 101A in March 2000 and SAB No. 101B in June 2000. SAB No. 101A and No. 101B delayed the implementation date of SAB
No. 101. These SABs, which provide guidance on the recognition, presentation and disclosure of revenue in financial statements, were adopted in the fourth quarter of 2000. The adoption did not have a material impact on Edwards Lifesciences' consolidated financial statements.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The Company's business and financial results are affected by fluctuations in world financial markets, including currency exchange rates and interest rates. The Company's hedging policy attempts to manage these risks to an acceptable level based on management's judgment of the appropriate trade-off between risk, opportunity and costs.

    Edwards Lifesciences maintains an overall risk management strategy that utilizes a variety of interest rate and currency derivative financial instruments to mitigate its exposure to fluctuations in interest rate and currency exchange exposures. The derivative instruments used include interest rate swaps, option-based products and forward currency contracts. The Company does not use any of these instruments for trading or speculative purposes. The total notional amounts of the Company's derivative financial instruments at December 31, 2000 and 1999 were $415 million and $302 million, respectively. The notional amounts of interest rate swap agreements, option-based products, and forward currency contracts do not represent amounts exchanged by the parties and, are not a measure of the Company's exposure through its use of derivatives.

INTEREST RATE RISK

    The Company utilizes interest rate swap agreements in managing its exposure to interest rate fluctuations. Interest rate swap agreements are executed as an integral part of specific debt transactions or on a portfolio basis. The Company's interest swap agreements involve agreements to pay fixed and receive a floating rate at specified intervals, calculated on an agreed-upon notional amount.

    As part of its overall risk-management program the Company performs sensitivity analyses to assess potential gains and losses in earnings and changes in fair values to hypothetical movements in interest rates. A 55 basis-point increase in interest rates (approximately 10 percent of the Company's weighted average interest rate) affecting the Company's financial instruments, including debt obligations and related derivatives, and investments, would have a $0.9 million effect on the Company's annual interest expense.

CURRENCY RISK

    The Company is primarily exposed to currency exchange-rate risk with respect to its transactions and net assets denominated in Japanese Yen, the Euro and Swiss Franc. Business activities in various currencies expose the Company to the risk that the eventual net dollar cash inflows resulting from transactions with foreign customers and suppliers denominated in foreign currencies may be adversely affected by changes in currency exchange rates. The Company manages these risks utilizing various types of foreign exchange contracts. The Company also enters into foreign exchange contracts to hedge anticipated, but not yet committed, sales expected to be denominated in foreign currencies. In addition, the Company hedges certain of its net investments in international affiliates. Such contracts hedge the United States dollar value of foreign currency denominated net assets from the effects of volatility in currency exchange rates by creating debt denominated in the respective currencies of the underlying net assets. Any changes in the carrying value of these net investments that are a result of fluctuations in currency exchange rates are offset by changes in the carrying value of the foreign currency denominated debt that are a result of the same fluctuations in currency exchange rates.

    As part of the strategy to manage risk while minimizing hedging costs, the Company utilizes option-based products in managing its exposure to currency rate fluctuations. Option-based products consist primarily of purchased put options in conjunction with written (sold) call options to create collars. Option-based products are agreements that either grant the Company the right to receive, or require the Company to make payments at, specified currency rate levels.

    As part of its risk-management process, the Company uses a value-at-risk ("VAR") methodology in connection with other management tools to assess and manage its foreign currency financial instruments and measure any potential loss in earnings as a result of adverse movements in currency exchange rates. The Company utilizes a Monte Carlo simulation, with a 95 percent confidence level, using spot and three-month implied volatilities as stochastic variables and correlations (as of the measurement date) to estimate this potential loss. The Company's calculated VAR at December 31, 2000, assuming a one-year holding period, is $2.1 million. This amount excludes the potential effects of any changes in the value of the underlying transactions or balances. The Company's calculated VAR exposure represents an estimate of reasonably possible net losses that would be recognized on its portfolio of financial instruments assuming hypothetical movements in future market rates and is not necessarily indicative of actual results which may occur. It does not represent the maximum possible loss or any expected loss that may occur. Actual future gains or losses may differ from (and could be significantly greater than) these estimates based upon actual fluctuations in market rates, operating exposures and the timing thereof, and changes in the Company's portfolio of derivatives during the measured periods. In addition, the assumption within the VAR model is that changes in currency exchange rates are adverse, which may not be the case. Any loss incurred on the financial instruments is expected to be offset by the effects of currency movements on the hedging of all exposures; there may be currency exchange-rate gains or losses in the future.

CREDIT RISK

    Derivative financial instruments used by the Company involve, to varying degrees, elements of credit risk in the event a counter party should default and market risk as the instruments are subject to rate and price fluctuations. Credit risk is managed through the use of credit standard guidelines, counter party diversification, monitoring of counter party financial condition and master netting agreements in place with all derivative counter parties. Credit exposure of derivative financial instruments is represented by the fair value effects of contracts with a positive fair value at December 31, 2000 reduced by the effects of master netting agreements. Additionally, at December 31, 2000, all derivative financial instruments, based on notional amounts, were with commercial banks and investment banking firms assigned investment grade ratings of "AA" or better by national rating agencies. The Company does not anticipate non-performance by its counter parties and has no reserves related to non-performance as of December 31, 2000; the Company has not experienced any counter party default during the three years ended December 31, 2000.

CONCENTRATIONS OF CREDIT RISK

    In the normal course of business, Edwards Lifesciences provides credit to customers in the health care industry, performs credit evaluations of these customers and maintains reserves for potential credit losses which, when realized, have been within the range of management's allowance for doubtful accounts during all periods presented.

OTHER RISKS

    With respect to the Company's unconsolidated investments, management believes any reasonably possible near-term losses in earnings, cash flows and fair values would not be material to Edwards Lifesciences' operations.

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT

    The management of Edwards Lifesciences is responsible for the integrity of the financial information presented in this Form 10-K. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. Where necessary, they reflect estimates based on management's judgment.

    Management relies upon established accounting procedures and related systems of internal control for meeting its responsibilities to maintain reliable financial records. These systems are designed to provide reasonable assurance that assets are safeguarded and that transactions are properly recorded and executed in accordance with management's intentions. Internal auditors periodically review the accounting and control systems, and these systems are revised if and when weaknesses or deficiencies are found.

    The Audit and Public Policy Committee of the Board of Directors, composed of directors from outside the Company, meets regularly with management, the Company's internal auditors and its independent accountants to discuss audit scope and results, internal control evaluations, and other accounting, reporting and financial matters. The independent accountants and internal auditors have access to the Audit and Public Policy Committee without management's presence.

                                               /S/ MICHAEL A. MUSSALLEM
                                               Chairman and
                                               Chief Executive Officer

                                               /S/ BRUCE J. BENTCOVER
                                               Corporate Vice President,
                                               Chief Financial Officer
                                               and Treasurer

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
                               DECEMBER 31, 2000

                                                                  PAGE
                                                                  ----
Report of Independent Accountants...........................       40
Financial Statements:
  Consolidated Balance Sheets at December 31, 2000 and
    1999....................................................       41
  For the years ended December 31, 2000, 1999 and 1998:
    Consolidated Statements of Operations...................       42
    Consolidated Statements of Cash Flows...................       43
    Consolidated Statements of Stockholders' Equity and
      Comprehensive Income..................................       44
    Notes to Consolidated Financial Statements..............       45
Financial statement schedule for the years ended December
  31, 2000, 1999 and 1998:
  Valuation and Qualifying Accounts.........................       73
  Other schedules are not applicable and have not been
  submitted.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Edwards Lifesciences Corporation:

    In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Edwards Lifesciences Corporation and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/S/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Orange County, California
February 6, 2001

                        EDWARDS LIFESCIENCES CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................   $   28    $    --
  Accounts receivable, net of allowances of $5 and $8.......      107        133
  Other receivables.........................................       22         22
  Inventories...............................................       73        169
  Deferred income taxes.....................................       23          9
  Prepaid expenses..........................................       14          4
  Other current assets......................................       15         19
                                                               ------    -------
    Total current assets....................................      282        356
Property, plant and equipment, net..........................      183        226
Goodwill and other intangibles, net.........................      511        839
Investments in unconsolidated affiliates....................       98          1
Other assets................................................       14         15
                                                               ------    -------
    Total assets............................................   $1,088    $ 1,437
                                                               ======    =======
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued liabilities..................   $  158    $   156
  Short-term debt...........................................       61         --
                                                               ------    -------
    Total current liabilities...............................      219        156
                                                               ------    -------
Long-term debt..............................................      367         --
Other liabilities...........................................       62         57
Commitments and contingent liabilities

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, authorized 50,000,000
    shares, no shares outstanding...........................       --         --
  Common stock, $1.00 par value, authorized 350,000,000
    shares, 58,668,393 shares outstanding                          59         --
  Additional contributed capital............................      277         --
  Retained earnings.........................................      103        418
  Investment by Baxter International Inc., net..............       --        833
  Accumulated other comprehensive income (loss).............        1        (27)
                                                               ------    -------
    Total stockholders' equity..............................      440      1,224
                                                               ------    -------
    Total liabilities and stockholders' equity..............   $1,088    $ 1,437
                                                               ======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                        EDWARDS LIFESCIENCES CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (IN MILLIONS)

                                                                        YEARS ENDED DECEMBER 31,
                                                                  ------------------------------------
                                                                    2000          1999          1998
                                                                  --------      --------      --------
Net sales...................................................       $ 804          $905          $865
  Cost of goods sold........................................         423           466           466
                                                                   -----          ----          ----
Gross profit................................................         381           439           399
                                                                   -----          ----          ----
  Selling, general and administrative expenses..............         216           233           222
  Research and development expenses.........................          55            55            56
  Goodwill amortization.....................................          29            34            34
  Disposition of assets and other non-recurring charges,
    net.....................................................         312            --            --
  Non-recurring spin-off expenses...........................          18            --            --
  Other operating income....................................         (14)           --            --
                                                                   -----          ----          ----
                                                                     616           322           312
                                                                   -----          ----          ----
Operating income (loss).....................................        (235)          117            87
  Interest expense, net.....................................          20            --            --
  Other expense (income), net...............................           4             4            (6)
                                                                   -----          ----          ----
Income (loss) before provision for income taxes.............        (259)          113            93
  Provision for income taxes................................          13            31            31
                                                                   -----          ----          ----
Net income (loss)...........................................       ($272)         $ 82          $ 62
                                                                   =====          ====          ====
Share information (Note 1)

  The accompanying notes are an integral part of these consolidated financial statements.

                        EDWARDS LIFESCIENCES CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                       YEARS ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                     (BRACKETS DENOTE
                                                                      CASH OUTFLOWS)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
  Net income (loss).........................................   ($272)      $ 82       $ 62
  Adjustments
    Dispositions and write-downs of assets and other
      non-recurring charges, net............................     333         --         --
    Depreciation and amortization...........................      74         84         82
    Other...................................................      14         12         14
  Changes in operating assets and liabilities, net of effect from de-consolidation of Japan business (Note 1)
    Accounts and other receivables..........................      (8)        14        (13)
    Inventories.............................................      15        (14)        (1)
    Accounts payable and accrued liabilities................      (8)        (1)         6
    Other...................................................     (11)        (1)         4
                                                               -----       ----       ----
      Net cash provided by operating activities.............     137        176        154
                                                               -----       ----       ----
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures......................................     (46)       (42)       (40)
  Purchase of convertible debentures........................     (13)        --         --
  Investments in unconsolidated affiliates..................     (28)        --         --
  Proceeds from asset dispositions..........................      12         --         --
  Asset acquisitions........................................      --         (7)       (12)
                                                               -----       ----       ----
    Net cash used in investing activities...................     (75)       (49)       (52)
                                                               -----       ----       ----
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of short-term debt.................     220         --         --
  Proceeds from issuance of long-term debt..................     449         --         --
  Payments on short-term debt...............................     (69)        --         --
  Payments on long-term debt................................    (159)        --         --
  Proceeds from accounts receivable securitization..........      32         --         22
  Stock issues under employee benefit plans.................       4         --         --
  Debt issuance costs.......................................      (3)        --         --
  Payments to Baxter International Inc., net................    (511)      (127)      (124)
                                                               -----       ----       ----
      Net cash used in financing activities.................     (37)      (127)      (102)
                                                               -----       ----       ----
Effect of currency exchange rate changes on cash............       3         --         --
                                                               -----       ----       ----
Net increase in cash and cash equivalents...................      28         --         --
Cash and cash equivalents at beginning of period............      --         --         --
                                                               -----       ----       ----
Cash and cash equivalents at end of period..................   $  28       $ --       $ --
                                                               =====       ====       ====
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
  Interest..................................................   $  17       $ --       $ --
  Income taxes..............................................       6         --         --
Non-cash transactions:
  De-consolidation of Japan business (Note 1)...............   $  43       $ --       $ --
  Sale of inventory in exchange for note receivable (Note
    4)......................................................      14         --         --
  Net assets sold in consideration for convertible preferred
    stock (Note 4)..........................................      13         --         --

  The accompanying notes are an integral part of these consolidated financial statements.

                        EDWARDS LIFESCIENCES CORPORATION

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                 (IN MILLIONS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
COMMON STOCK
Beginning of year...........................................   $  --      $   --     $   --
Common stock issued in connection with the Distribution.....      58          --         --
Common stock issued under employee benefit plans............       1          --         --
                                                               -----      ------     ------
End of year.................................................   $  59      $   --     $   --
                                                               =====      ======     ======
ADDITIONAL CONTRIBUTED CAPITAL
Beginning of year...........................................   $  --      $   --     $   --
Common stock issued in connection with the Distribution.....     270          --         --
Stock options issued to non-employees.......................       2          --         --
Common stock issued under employee benefit plans............       5          --         --
                                                               -----      ------     ------
End of year.................................................   $ 277      $   --     $   --
                                                               =====      ======     ======
RETAINED EARNINGS
Beginning of year...........................................   $ 418      $  336     $  274
De-consolidation of Japan...................................     (43)         --         --
Net income (loss)...........................................    (272)         82         62
                                                               -----      ------     ------
End of year.................................................   $ 103      $  418     $  336
                                                               =====      ======     ======
INVESTMENT BY BAXTER INTERNATIONAL INC., NET
Beginning of year...........................................   $ 833      $  960     $1,084
Investments by and advances from (payments to) Baxter
  International Inc., net...................................    (833)       (127)      (124)
                                                               -----      ------     ------
End of year.................................................   $  --      $  833     $  960
                                                               =====      ======     ======
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Beginning of year...........................................   $ (27)     $  (25)    $  (27)
Other comprehensive income (loss)...........................      28          (2)         2
                                                               -----      ------     ------
End of year.................................................   $   1      $  (27)    $  (25)
                                                               =====      ======     ======
    TOTAL STOCKHOLDERS' EQUITY..............................   $ 440      $1,224     $1,271
                                                               =====      ======     ======
COMPREHENSIVE INCOME
Unrealized net gain (loss) on marketable equity securities,
  net of tax of $1, $(1) and $1.............................   $   2      $   (1)    $    2
Currency translation adjustments............................      (1)         (1)        --
Currency translation adjustment in connection with the
  Distribution..............................................      27          --         --
                                                               -----      ------     ------
Other comprehensive income (loss)...........................      28          (2)         2
Net income (loss)...........................................    (272)         82         62
                                                               -----      ------     ------
Total comprehensive income (loss)...........................   $(244)     $   80     $   64
                                                               =====      ======     ======

  The accompanying notes are an integral part of these consolidated financial statements.

                        EDWARDS LIFESCIENCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

    Edwards Lifesciences Corporation was incorporated under the original name of CVG Controlled Inc., in Delaware on September 10, 1999, as a subsidiary of Baxter International Inc. ("Baxter"). On March 31, 2000 (the "Distribution Date"), Baxter transferred its cardiovascular business (the "Edwards Lifesciences Business") to Edwards Lifesciences in connection with a tax-free spin-off by Baxter of the Edwards Lifesciences Business. The spin-off was effected on the Distribution Date through a distribution of 58.1 million shares of Edwards Lifesciences' common stock (the "Distribution") to Baxter stockholders of record on March 29, 2000, resulting in Edwards Lifesciences operating as an independent entity commencing April 1, 2000 with publicly traded common stock. Unless the context indicates otherwise, references to the "Company" and "Edwards Lifesciences" refer to Baxter's cardiovascular business for periods prior to April 1, 2000 and to Edwards Lifesciences Corporation and its subsidiaries for the periods on or after such date. No annual earnings per share data is presented as the Edwards Lifesciences earnings were part of Baxter's earnings through the close of business on March 31, 2000.

    Baxter has no ownership interest in Edwards Lifesciences after March 31, 2000, but performs certain services for Edwards Lifesciences pursuant to various agreements that are outlined in Note 11. However, unless released by third parties, Baxter may remain liable for certain lease and other obligations and liabilities that were transferred to and assumed by Edwards Lifesciences. Edwards Lifesciences is obligated to indemnify Baxter for liabilities related to those transferred obligations and liabilities.

    Subsequent to the Distribution, the cardiovascular business in Japan is being operated pursuant to a joint venture under which a Japanese subsidiary of Baxter retains ownership of the Japanese business assets, but a subsidiary of Edwards Lifesciences holds a 90% profit interest. Edwards Lifesciences has an option to purchase the Japanese business assets that may be exercised no earlier than 28 months following the Distribution Date and no later than 60 months following the Distribution Date. The Japanese operations are consolidated in the accompanying Consolidated Statements of Operations for periods prior to the Distribution, consistent with the treatment of the Company's operations while a part of Baxter. Subsequent to the Distribution, Edwards Lifesciences recognizes as sales its shipments into the joint venture and utilizes the equity method of accounting to record its interest in the operations of the joint venture in Other Operating Income in the Consolidated Statements of Operations.

    Edwards Lifesciences is a global leader in providing the manufacturing, marketing and selling of a comprehensive line of products and services to treat late-stage cardiovascular disease. Edwards Lifesciences' sales are categorized in four main product areas: (a) cardiac surgery, (b) critical care,
(c) vascular and (d) perfusion products and services. Edwards Lifesciences' cardiac surgery portfolio is comprised of products relating to heart valve therapy, and cannulae and cardioplegia products used during open-heart surgery. Edwards Lifesciences is the world's leader in, and has been a pioneer in the development and commercialization of, tissue valves and repair products used to replace or repair a patient's diseased or defective heart valve. In the critical care area, Edwards Lifesciences is a world leader in hemodynamic monitoring systems that are used to measure a patient's heart function, and also provides central venous access products for fluid and drug delivery. Edwards Lifesciences' vascular portfolio includes a line of balloon catheter-based products, surgical clips and inserts, angioscopy equipment, and artificial implantable grafts, as well as an endovascular system under development to be used to treat life-threatening abdominal aortic aneurysms less invasively. In the perfusion products and services category, Edwards Lifesciences designs, develops, manufactures and markets a diverse line of

                        EDWARDS LIFESCIENCES CORPORATION

1. DESCRIPTION OF BUSINESS (CONTINUED)
disposable products used during cardiopulmonary bypass procedures, including oxygenators, blood containers, filters and related devices, as well as bypass equipment (see Note 4). Edwards Lifesciences also maintains the world's largest organization of perfusionists, employing approximately 400 full- and part-time perfusionists in the United States who perform an aggregate of approximately 50,000 perfusion procedures for open heart surgery per year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    This summary of significant accounting policies is presented to assist the reader in understanding and evaluating the consolidated financial statements. These policies are in conformity with Generally Accepted Accounting Principles in the United States ("GAAP") and have been applied consistently in all material respects. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period, and related disclosures. Actual results could differ from those estimates.

BASIS OF PRESENTATION

    The consolidated financial statements have been prepared using Baxter's historical bases in the assets and liabilities and the historical results of operations of the Edwards Lifesciences Business prior to the Distribution, operated primarily as a division of Baxter, and continuing as a separate legal entity, Edwards Lifesciences Corporation and its subsidiaries, subsequent to the Distribution. All material intercompany balances have been eliminated. Prior to the Distribution, the combined financial statements included allocations of certain Baxter corporate assets, liabilities and expenses to the Edwards Lifesciences Business, which were allocated on the basis that was considered by Baxter management to reflect most fairly or reasonably the utilization of the services provided to or the benefit obtained by the Edwards Lifesciences Business (see Note 11). Typical measures and activity indicators used for allocation purposes included headcount, sales, payroll expense, or the specific level of activity related to the allocated item. Management believes the methods used to allocate amounts were reasonable. However, the financial information included herein does not necessarily reflect what the financial position, results of operations and cash flows of the Company would have been had it operated as a stand-alone public entity during the periods prior to the Distribution, and may not be indicative of future operations, cash flows or financial position. The consolidated financial statements do not include an allocation of Baxter's consolidated debt and interest expense prior to the Distribution. Certain reclassifications of previously reported amounts have been made to conform to classifications used in the current year.

FISCAL YEAR OF INTERNATIONAL OPERATIONS

    Certain operations outside the United States and its territories are included in the consolidated financial statements on the basis of fiscal years ending November 30 in order to facilitate timely consolidation.

FOREIGN CURRENCY TRANSLATION

    The Company follows the principles of Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." Accordingly, when the local currency of its foreign entities is

                        EDWARDS LIFESCIENCES CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) the functional currency, all assets and liabilities, other than those located in highly inflationary countries, are translated into United States dollars at the rate of exchange in effect at the balance sheet date. Income and expense items are translated at the weighted average exchange rate prevailing during the period. The effects of foreign currency translation adjustments for these entities are deferred and included as a component of stockholders' equity. When foreign affiliates operate in highly inflationary countries, non-monetary amounts are remeasured at historical exchange rates while monetary assets and liabilities are remeasured at the current rate with the related adjustments reflected in Other Expense (Income). The effects of foreign currency transactions denominated in a currency other than the Company's functional currency are included in Other Expense (Income).

REVENUE RECOGNITION

    The Company recognizes revenue from product sales when title transfers and for services as performed. For product sales into the Company's Japan joint venture (see Note 1), the Company recognizes revenue when title transfers from the joint venture to the customer. For certain products, the Company maintains consigned inventory at customer locations. For these products, revenue is recognized at the time the Company is notified that the customer has used the inventory. The Company reduces revenue with reserves for estimated price concessions and sales returns, and allowances are provided at the time revenue is recognized in accordance with SFAS No. 48, "Revenue Recognition When Right of Return Exists."

CASH EQUIVALENTS

    The Company considers highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. These investments are valued at cost, which approximates fair value.

ACCOUNTS RECEIVABLE SECURITIZATION

    The Company accounts for the securitization of accounts receivable in accordance with SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." When the Company sells accounts receivable in securitizations, a subordinated retained interest in the securitized portfolio is retained. Gain or loss on sale of the accounts receivable depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. Because quoted market prices are generally not available to determine the Company's fair value of the retained interest, the Company estimates the fair value of the retained interest by estimating future expected credit losses to determine the future expected cash flows, which, generally, approximate fair value given the securitized portfolio's short-term weighted average life. At the time the receivables are sold, the balances are removed from the Consolidated Balance Sheets. Costs associated with the sale of receivables, primarily related to the discount and loss on sale, are included in Other Expense (Income). The Company has adopted SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" provisions relating to the recognition and reclassification of collateral and disclosures relating to securitization accounting.

                        EDWARDS LIFESCIENCES CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out method) or market value. Market value for raw materials is based on replacement costs, and for other inventory classifications is based on net realizable value.

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                 (IN MILLIONS)
Raw materials...............................................    $19        $ 29
Work in process.............................................     19          28
Finished products...........................................     35         112
                                                                ---        ----
                                                                $73        $169
                                                                ===        ====

    Reserves for excess and obsolete inventory were approximately $8 million and $12 million at December 31, 2000 and 1999, respectively. During the years ended December 31, 2000, 1999 and 1998, the Company allocated $5 million, $4 million and $4 million, respectively, of general and administrative costs to inventory. General and administrative costs included in both the December 31, 2000 and 1999 inventory balances were $1 million.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are recorded at cost. Depreciation and amortization are principally calculated for financial reporting purposes on the straight-line method over the estimated useful lives of the related assets, which range from 20 to 50 years for buildings and improvements and from three to 15 years for machinery and equipment. Leasehold improvements are amortized over the life of the related facility leases or the asset, whichever is shorter. Straight-line and accelerated methods of depreciation are used for income tax purposes.

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                 (IN MILLIONS)
Land........................................................    $ 24       $ 27
Buildings and leasehold improvements........................      61         79
Machinery and equipment.....................................     188        281
Equipment with customers....................................      35         96
Construction in progress....................................      19         13
                                                                ----       ----
                                                                 327        496
Accumulated depreciation and amortization...................    (144)      (270)
                                                                ----       ----
                                                                $183       $226
                                                                ====       ====

    Depreciation expense was $36 million, $37 million and $35 million for the years ended December 31, 2000, 1999 and 1998, respectively. Repairs and maintenance expense was $11 million, $8 million and $10 million for the years ended December 31, 2000, 1999 and 1998, respectively.

                        EDWARDS LIFESCIENCES CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
GOODWILL AND OTHER INTANGIBLE ASSETS

    Goodwill represents the excess of cost over the fair value of net assets acquired and is amortized on a straight-line basis over estimated useful lives ranging from 15 to 40 years.

    Other intangible assets include purchased patents, trademarks and other identified rights and are amortized on a straight-line basis over their legal or estimated useful lives, whichever is shorter (generally not exceeding
20 years).

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                 (IN MILLIONS)
Goodwill....................................................    $703      $1,144
Accumulated amortization....................................    (271)       (400)
                                                                ----      ------
                                                                 432         744
                                                                ----      ------
Other intangible assets.....................................     181         186
Accumulated amortization....................................    (102)        (91)
                                                                ----      ------
                                                                  79          95
                                                                ----      ------
Total goodwill and other intangible assets..................    $511      $  839
                                                                ====      ======

    Management reviews the carrying amounts of goodwill and other intangibles whenever events and circumstances indicate that the carrying amounts of an asset may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit and adverse legal or regulatory developments. If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair market value. Estimated fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. For the purpose of identifying and measuring impairment, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of the cash flows generated by other asset groups. Based upon management's assessment of the future undiscounted operating cash flows of acquired businesses, the carrying values of goodwill and other intangible assets at December 31, 2000 have not been impaired.

INVESTMENTS IN UNCONSOLIDATED AFFILIATES

    Investments in unconsolidated affiliates are accounted for under the cost method and have been designated as available-for-sale in accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These investments are carried at fair market value, with unrealized gains and losses reported in stockholders' equity as a component of Other Comprehensive Income (Loss). Gains or losses on investments sold are based on the specific identification method. The fair values of certain investments are estimated based on quoted market prices. For other investments, various methods are used to estimate fair value, including external valuations and discounted cash flows.

                        EDWARDS LIFESCIENCES CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
INCOME TAXES

    The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

    Edwards Lifesciences' operations were included in Baxter's consolidated United States federal and state income tax returns and in the tax returns of certain Baxter foreign subsidiaries prior to the Distribution. The provision for income taxes prior to the Distribution has been determined as if Edwards Lifesciences had filed separate tax returns under its existing structure for the periods presented. Accordingly, the effective tax rate of Edwards Lifesciences in future years could vary from its historical effective rates depending upon Edwards Lifesciences' legal structure and tax elections. Prior to the Distribution, all income taxes were settled with Baxter on a current basis through the "Investment by Baxter International Inc., net" account.

INVESTMENT BY BAXTER INTERNATIONAL INC., NET

    Investment by Baxter International Inc., net includes common stock, additional paid-in capital and net intercompany balances with Edwards Lifesciences that were contributed at the time of the spin-off. Baxter did not manage the activity in this account on the basis of separate legal entities. There is no distinction in this account between net investments in and net advances to Edwards Lifesciences as there was no term associated with the cash infusions and no intent or expectation that the infusions would be remitted to Baxter.

RESEARCH AND DEVELOPMENT EXPENSES

    Research and development costs are charged to expense when incurred.

EARNINGS PER SHARE

    Earnings per share are calculated in accordance with SFAS No. 128, "Earnings per Share," which requires the Company to report both basic earnings per share, based on the weighted-average number of common shares outstanding, and diluted earnings per share, based on the weighted-average number of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options. No earnings per share data is presented in the Consolidated Statements of Operations as the Edwards Lifesciences earnings were part of Baxter's earnings through the close of business on March 31, 2000.

DERIVATIVES

    For periods presented prior to the Distribution, Edwards Lifesciences was considered in Baxter's overall risk management strategy. Gains and losses and option premiums relating to qualifying foreign currency hedges of anticipated transactions were deferred and recognized in income as offsets of gains and losses resulting from the underlying hedged transactions. Gains relating to terminations of qualifying hedges were deferred and recognized in income at the same time as the underlying hedged transactions. In circumstances where the underlying anticipated transaction was no longer expected to occur, any remaining deferred amounts were recognized immediately in income. Foreign currency

                        EDWARDS LIFESCIENCES CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) contracts not qualifying for hedge treatment were marked to market at each balance sheet date with resulting gains and losses recognized in earnings. Cash flows from derivatives were classified in the same category as the cash flows from the related hedged activity. Foreign currency financial instruments were used to hedge economic risks and were not used for trading purposes.

    For periods presented subsequent to the Distribution, Edwards Lifesciences' derivative policy is to manage its exposure to foreign currency and interest rate fluctuations, based upon cost-benefit considerations, to minimize earnings and cash flow volatility associated with foreign exchange rate and interest changes. In order to reduce the risk of foreign currency exchange rate fluctuations, Edwards Lifesciences established the policy of hedging a portion of its expected foreign currency denominated cash flow from operations. The instruments that Edwards Lifesciences uses for hedging are readily marketable traded forward contracts and options with financial institutions. Edwards Lifesciences expects that the changes in fair value of such contracts will have a high correlation to the price changes in the related hedged cash flow. Edwards Lifesciences does not expect that the risk of transaction gains or losses from changes in the fair value of its foreign exchange position will be material because most transactions will occur in either the functional currency or in a currency that has a high correlation to the functional currency. The principal currencies that Edwards Lifesciences hedges are the Japanese Yen and the Euro, which present the primary risk of loss. Any gains and losses on these hedge contracts are expected to offset changes in the value of the related exposures. Edwards Lifesciences will enter into foreign currency transactions only to the extent that foreign currency exposure exists; it will not enter into foreign currency transactions for speculative purposes.

COMPREHENSIVE INCOME

    Comprehensive income encompasses all changes in equity other than those arising from transactions with stockholders, and consists of net income, currency translation adjustments and unrealized net gains and losses on marketable equity securities. The Company does not provide for United States income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries.

NEW ACCOUNTING AND DISCLOSURE STANDARDS ADOPTED

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which was amended by SAB No. 101A in March 2000 and SAB No. 101B in June 2000. SAB 101A and 101B delayed the implementation date of SAB No. 101. These SABs, which provide guidance on the recognition, presentation and disclosure of revenue in financial statements were adopted in the fourth quarter of 2000. The adoption did not have a material impact on Edwards Lifesciences' consolidated financial statements.

NEW ACCOUNTING AND DISCLOSURE STANDARDS ISSUED

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for as either components of earnings or accumulated other

                        EDWARDS LIFESCIENCES CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment of FASB Statement No. 133," which amends the accounting and reporting standards of SFAS No. 133. Adoption of these new accounting standards will result in a one-time cumulative after-tax reduction in net income of approximately $1.5 million and in accumulated other comprehensive income of approximately $5.4 million in the first quarter of 2001. The adoption will also impact assets and liabilities recorded on the balance sheet.

    In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement replaces SFAS No. 125 and revises the standards for accounting for securitizations and other transfers of financial assets and collateral. SFAS
No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

3. PRO FORMA INFORMATION

    The following unaudited pro forma consolidated statement of operations for the twelve months ended December 31, 2000 presents the consolidated results of Edwards Lifesciences assuming that the transactions contemplated by the Distribution had been completed as of January 1, 2000. The unaudited pro forma information has been prepared utilizing the historical combined financial statements of Edwards Lifesciences.

                        EDWARDS LIFESCIENCES CORPORATION

3. PRO FORMA INFORMATION (CONTINUED)

                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                (UNAUDITED) (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                             TWELVE MONTHS ENDED DECEMBER 31, 2000
                                                     -----------------------------------------------------
                                                                            PRO FORMA
                                                                           ADJUSTMENTS
                                                                     -----------------------
                                                                     JAPAN ON
                                                                     AN EQUITY                      PRO
                                                     HISTORICAL        BASIS         OTHERS        FORMA
                                                     ----------      ---------      --------      --------
Net sales..........................................     $ 804         $  (29)(a)      $ --         $  775
Cost of goods sold.................................      (423)            12 (a)        --           (411)
                                                        -----         ------          ----         ------
Gross profit.......................................       381            (17)           --            364
                                                        -----         ------          ----         ------
Selling, general and administrative expenses.......       216            (12)(a)         5 (b)        209
Research and development expenses..................        55             (1)(a)        --             54
Goodwill amortization..............................        29             --            --             29
Disposition of assets and other non-recurring
  charges, net.....................................       312             --            --            312
Non-recurring spin-off expenses....................        18             --            --             18
Other operating income.............................       (14)            (4)(a)        --            (18)
                                                        -----         ------          ----         ------
                                                          616            (17)            5            604
                                                        -----         ------          ----         ------
Operating loss.....................................      (235)            --            (5)          (240)
Interest expense, net..............................        20             --             7 (c)         27
Other expense, net.................................         4             --            --              4
                                                        -----         ------          ----         ------
Loss before provision for income taxes.............      (259)            --           (12)          (271)
Provision (benefit) for income taxes...............        13             --            (3)(d)         10
                                                        -----         ------          ----         ------
Net loss...........................................     $(272)        $   --          $ (9)        $ (281)
                                                        =====         ======          ====         ======
Share information:
  Pro forma net loss per share:
    Basic..........................................                                                $(4.81)
    Diluted........................................                                                 (4.81)

  Weighted average number of common shares
    outstanding:
    Basic..........................................                                                  58.4
    Diluted........................................                                                  58.4

PRO FORMA ADJUSTMENTS

(a) To reflect the Edwards Lifesciences Japanese operations on an equity basis for the three months ended March 31, 2000 (Note 1).

(b) To reflect estimated incremental costs associated with being an independent public company, for the three months ended March 31, 2000, including costs associated with corporate administrative services such as accounting, tax, treasury, risk management, insurance, legal, investor relations and human resources. The Company's historical combined financial statements for the three months

                        EDWARDS LIFESCIENCES CORPORATION

3. PRO FORMA INFORMATION (CONTINUED)
    ended March 31, 2000 include all costs incurred by Baxter on behalf of the Company. However, there are incremental and continuing costs directly attributable to the spin-off, as there is a loss of certain synergies and benefits of economies of scale that existed while Edwards Lifesciences was part of Baxter. Management estimated such incremental costs utilizing Baxter's historical headcount and cost analysis, and the Company's organization chart. The following table is a summary of the estimated incremental costs by significant function for the three months ended
    March 31, 2000 (in millions):

Accounting, tax and legal...................................     $2
Insurance and risk management...............................      1
Human resources.............................................      1
Treasury, investor relations and other costs................      1
                                                                 --
                                                                 $5
                                                                 ==

(c) To reflect the estimated interest expense that would have been incurred by Edwards Lifesciences for the three months ended March 31, 2000 based on the incurrence of $529 million of debt at a weighted-average interest rate of approximately 5.5%. An increase or decrease of 0.189 points in the weighted-average interest rate would result in a per annum increase or decrease in interest expense of $1 million.

(d) To reflect the estimated tax impact at statutory rates for pro forma adjustments (b) and (c), as well as the estimated impact of different tax rates available to Edwards Lifesciences as a stand-alone company for the three months ended March 31, 2000.

4. DISPOSITION OF ASSETS AND OTHER NON-RECURRING CHARGES, NET

    During the year ended December 31, 2000, Edwards Lifesciences recorded non-recurring charges comprised of the following:

    LOSS ON SALE AND ABANDONMENT OF ASSETS

    Effective July 15, 2000, the Company entered into a definitive agreement to sell the majority of its United States and Western European assets and rights related to its perfusion products to Jostra AG (the "Sale"). In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and SAB No. 100, "Restructuring and Impairment Charges," the Company recorded a pre-tax impairment charge of $291 million in the second quarter of 2000 to reduce the carrying value of these assets to fair value based upon the estimated net proceeds from the sale. Assets subject to this impairment charge consist primarily of goodwill ($245 million) and special-use manufacturing and support assets. The goodwill impairment charge was calculated based upon a pro rata allocation of the goodwill using the relative fair values of the affected long-lived assets and identifiable intangibles acquired at the inception date of the goodwill. On August 31, 2000, Edwards Lifesciences completed the Sale for $24 million (consisting of $10 million in cash and a $14 million note receivable, payable in six equal quarterly installments through March 1, 2002, plus interest at an annual effective rate of 8%).

    In conjunction with the Sale, during the third quarter of 2000 the Company recorded charges to establish a $10 million reserve for personnel costs and a $2 million reserve for exit activities. The

                        EDWARDS LIFESCIENCES CORPORATION

4. DISPOSITION OF ASSETS AND OTHER NON-RECURRING CHARGES, NET (CONTINUED) personnel costs consist primarily of severance, medical plan continuation and outplacement services for the approximately 225 employees impacted by the Sale. The impacted employees are located in Europe, the United States and Puerto Rico, and primarily work in a manufacturing capacity. The exit activities consist primarily of information systems costs, contract termination costs and shutdown expenses.

    The following table is a summary of the utilization of these reserves through December 31, 2000 (in millions):

                                                    INITIAL    UTILIZED THROUGH    REMAINING
                                                    RESERVE    DECEMBER 31, 2000    RESERVE
                                                    --------   -----------------   ---------
Personnel costs...................................    $10             $2              $8
Exit activities...................................      2              2              --
                                                      ---             --              --
                                                      $12             $4              $8
                                                      ===             ==              ==

    GAIN ON SALE OF ASSETS

    On June 30, 2000, Edwards Lifesciences transferred the rights, intellectual property and United States' assets and mechanical cardiac assist product line to World Heart Corporation ("WorldHeart"). In return, the Company received
(a) preferred stock of a subsidiary of WorldHeart which, at Edwards' option, can be exchanged for approximately five million shares of WorldHeart's common stock commencing July 2002 and (b) exclusive worldwide distribution rights to the Novacor left ventricular assist system and any ventricular assist technologies developed by WorldHeart. Edwards Lifesciences also will provide components and technical support to WorldHeart for ventricular assist products at agreed upon prices. The Company recorded a pre-tax gain of $35 million during the second quarter of 2000 in connection with this transaction.

    As part of the transaction with WorldHeart, the Company invested
$20 million in WorldHeart convertible preferred stock. The preferred stock bears a cumulative dividend, is callable at any time by WorldHeart and is convertible by Edwards Lifesciences into WorldHeart common stock commencing July 2006. Edwards Lifesciences reports its investment in WorldHeart as available-for-sale securities.

    PRO FORMA DATA

    The following unaudited pro forma consolidated condensed statement of income for the year ended December 31, 2000 gives effect to the sales to Jostra AG and WorldHeart by Edwards Lifesciences as if the sales had occurred on the close of business on December 31, 1999. The unaudited pro forma consolidated condensed statement of income does not purport to be indicative of either the results of future operations or the results of operations that would have occurred had the sales been

                        EDWARDS LIFESCIENCES CORPORATION

4. DISPOSITION OF ASSETS AND OTHER NON-RECURRING CHARGES, NET (CONTINUED) consummated on the close of business on December 31, 1999. The following amounts are in millions, except per share amounts:

                                                                 YEAR ENDED
                                                              DECEMBER 31, 2000
                                                              -----------------
Net sales...................................................        $ 772
Net income..................................................            8
Net income per share:
    Basic...................................................        $0.14
    Diluted.................................................         0.14

    OTHER NON-RECURRING CHARGES

    As a result of Edwards Lifesciences' continuing efforts to focus the Company's product portfolio and effect the Company's business strategy following the spin-off from Baxter, during the second quarter of 2000 the Company decided to discontinue certain products in its portfolio that did not meet the objectives of its business strategy. The long-lived assets or the investments in these products were evaluated to determine whether any impairment in their recoverability existed at the determination date. As a result, Edwards Lifesciences assessed whether the estimated cash flows of the products over the estimated lives of the related assets were sufficient to recover their costs. Where such cash flows were insufficient, the Company utilized a discounted cash flow model to estimate the fair value of assets or investments and recorded an impairment charge to adjust the carrying values to estimated fair values. As a result of this evaluation, Edwards Lifesciences recorded a non-cash charge of $45 million during the second quarter of 2000 primarily related to the impairment of goodwill unrelated to perfusion products ($37 million), impairment of other intangibles ($5 million) and the write-down of non-productive assets ($3 million).

5. ACCOUNTS RECEIVABLE SECURITIZATION

    Edwards Lifesciences entered into an agreement (the "Receivables Facility") in December 2000 with a financial institution whereby it sells on a continuous basis an undivided interest in certain eligible trade accounts receivable. Pursuant to the Receivables Facility, the Company formed Edwards Lifesciences Financing LLC ("ELF"), a wholly-owned, special purpose, bankruptcy-remote subsidiary, for the sole purpose of buying and selling receivables generated by the Company. Under the Receivables Facility, Edwards Lifesciences, irrevocably and without recourse, transfers certain of its accounts receivables to ELF. ELF has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables and is permitted to receive advances for the sale of such undivided interest. The Company retained servicing responsibilities and subordinated interests. The Company receives annual servicing fees approximating one percent of the outstanding balance and rights to future cash flows arising after the investors in the securitization trust have received their contractual return. The investors and the securitization trust have no recourse to the Company's other assets for failure of debtors to pay when due. The Company's retained interests are subordinate to the investor's interests. The value of the accounts receivable is subject primarily to credit risks on the transferred accounts receivable.

    This two-step transaction is accounted for as a sale of receivables under the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities."

                        EDWARDS LIFESCIENCES CORPORATION

5. ACCOUNTS RECEIVABLE SECURITIZATION (CONTINUED)
Sales of receivables under this program result in a reduction of total accounts receivable on the Company's consolidated balance sheet. Retained interests are carried at their fair value estimated as the net realizable value, which considers the relatively short liquidation period and includes an estimated provision for credit losses. Pursuant to the terms of the Receivables Facility, the Company had sold approximately $37 million of trade accounts receivable in the aggregate at December 31, 2000 resulting in a reduction of trade accounts receivable on the Company's consolidated balance sheet. Costs associated with the sale of receivables, primarily related to the discount and loss on sale, were $0.4 million in 2000 and are included in Other Expense (Income). There was $32 million funded under the Receivables Facility at December 31, 2000.

    At December 31, 2000, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows ($ in millions):

Carrying amount/fair value of retained interests............   $ 4.8
Weighted-average life (in days).............................      42
Expected credit losses (annual rate)........................   14.43%
Impact on fair value of 10% adverse change..................   $ 0.1
Impact on fair value of 20% adverse change..................   $ 0.1

    These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10 or 20 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear.

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                 (IN MILLIONS)
Accounts payable............................................    $ 49       $ 42
Employee compensation and withholdings......................      41         52
Property, payroll and other taxes...........................      17          9
Other accrued liabilities...................................      51         53
                                                                ----       ----
                                                                $158       $156
                                                                ====       ====

7. LONG-TERM DEBT, CREDIT FACILITIES AND LEASE OBLIGATIONS

    Edwards Lifesciences entered into two unsecured revolving credit agreements ("the Credit Facilities"), as of the Distribution, providing for up to an aggregate of $650 million in borrowings in multiple currencies. Borrowings currently bear interest at the London interbank offering rate (LIBOR) plus 1.00%, which includes a facility fee. One of the credit agreements provides for long-term borrowings up to an aggregate of $430 million and expires on March 30, 2005. The other credit agreement provided for short-term borrowings up to an aggregate of $220 million and expires on March 29, 2001. As of December 31, 2000, approximately $277 million and $151 million were

                        EDWARDS LIFESCIENCES CORPORATION

7. LONG-TERM DEBT, CREDIT FACILITIES AND LEASE OBLIGATIONS (CONTINUED) outstanding under the $430 million and the $220 million credit agreements, respectively. Edwards Lifesciences pays a facility fee, regardless of available or outstanding borrowings, currently at an annual rate of 0.20% for the $430 million credit agreement and, prior to expiration, 0.175% for the $220 million credit agreement. The Credit Facilities contain various financial and other covenants of Edwards Lifesciences, including a maximum leverage ratio and a minimum interest coverage ratio. The Company incurred approximately
$3 million of fees associated with obtaining the Credit Facilities. The Company capitalized these financing costs and is amortizing them under a method that approximates the effective interest method. All amounts outstanding under the $430 million credit agreement have been classified as long-term obligations, as these borrowings will continue to be refinanced pursuant to this credit agreement.

    During February 2001, the Company refinanced $90 million of outstanding borrowings under the $220 million credit agreement to borrowings under the $430 million credit agreement. As a result, this $90 million has been classified as long-term debt as of December 31, 2000. The Company anticipates that it will replace, and make effective as of March 29, 2001, the $220 million credit agreement with a credit agreement in the amount of $175 million through March 28, 2002.

    The weighted average interest rate under the Credit Facilities was 5.48% at December 31, 2000, including the effect of interest rate swap agreements. The rates have been calculated using rates in effect at December 31, 2000, some of which are floating rates that reset periodically. The Company manages interest rate risk using interest rate swap agreements to balance the mix of fixed to floating rate debt.

    Future minimum lease payments (including interest) under noncancelable operating leases and aggregate debt maturities at December 31, 2000 were as follows:

                                                              OPERATING   AGGREGATE DEBT
                                                               LEASES       MATURITIES
                                                              ---------   --------------
                                                                    (IN MILLIONS)
2001........................................................     $ 4           $ 61
2002........................................................       4             --
2003........................................................       2             --
2004........................................................       1             --
2005........................................................       1            367
Thereafter..................................................      --             --
                                                                 ---           ----
Total obligations and commitments...........................     $12           $428
                                                                 ===           ====

    Included in debt at December 31, 2000 were unsecured notes denominated in various foreign currencies as follows:

                                                              DECEMBER 31,
                                                                  2000
                                                              -------------
                                                              (IN MILLIONS)
Japanese Yen................................................     25,854
Swiss Franc.................................................         30

                        EDWARDS LIFESCIENCES CORPORATION

7. LONG-TERM DEBT, CREDIT FACILITIES AND LEASE OBLIGATIONS (CONTINUED)
    Certain facilities and equipment are leased under operating leases expiring at various dates. Most of the operating leases contain renewal options. Total expense for all operating leases was $5 million, $9 million and $8 million for the years ended December 31, 2000, 1999 and 1998, respectively.

8. FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

FAIR VALUES OF FINANCIAL INSTRUMENTS

    The consolidated financial statements include financial instruments whereby the fair market value of such instruments may differ from amounts reflected on a historical basis. Financial instruments of the Company consist of cash deposits, accounts and other receivables, investments in unconsolidated affiliates, accounts payable, certain accrued liabilities and debt. The fair values of certain investments in unconsolidated affiliates are estimated based on quoted market prices. For other investments, various methods are used to estimate fair value, including external valuations and discounted cash flows. The carrying amount of the Company's long-term debt approximates fair market value based on prevailing market rates. The Company's other financial instruments generally approximate their fair values based on the short-term nature of these instruments.

DERIVATIVE FINANCIAL INSTRUMENTS

    The Company utilizes a variety of derivative financial instruments to manage its currency exchange rate and interest rate risk as summarized below. The Company does not enter into these arrangements for trading or speculation purposes.

                                                             2000                      1999
                                                      -------------------       -------------------
                                                      NOTIONAL     FAIR         NOTIONAL     FAIR
                                                       AMOUNT     VALUE          AMOUNT     VALUE
                                                      --------   --------       --------   --------
                                                         (IN MILLIONS)             (IN MILLIONS)
Interest rate swap agreements.......................    $257       $(12)          $ --       $ --
Option-based products...............................     157          1            302          1
Forward currency agreements.........................       1         --             --         --

    The fair value of financial instruments at December 31, 2000 was estimated using the valuation methodologies described below. Considerable judgment was employed in interpreting market data to develop estimates of fair value; accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts. The methods and assumptions used to estimate the fair value of financial instruments are summarized as follows:

    INTEREST RATE SWAP AGREEMENTS. The estimated fair value of the Company's outstanding interest rate swap agreements was derived by discounting expected cash flows using quoted market interest rates as of December 31, 2000 and 1999.

    OPTION-BASED PRODUCTS. The estimated fair value of the Company's outstanding option-based products was derived by discounting expected cash flows using market exchange rates and market interest rates as of December 31, 2000 and 1999.

                        EDWARDS LIFESCIENCES CORPORATION

8. FINANCIAL INSTRUMENTS AND RISK MANAGEMENT (CONTINUED)

    A roll-forward of the activity of the Company's derivative financial instruments for the year ended December 31, 2000 is as follows:

                                                  INTEREST    OPTION-     FORWARD
                                                 RATE SWAP     BASED     CURRENCY
                                                 AGREEMENTS   PRODUCTS   CONTRACTS
                                                 ----------   --------   ---------
                                                           (IN MILLIONS)
December 31, 1999 notional amount..............     $ --        $302     $      --
New agreements.................................      257          11             1
Expired agreements.............................       --        (156)           --
                                                    ----        ----     ---------
December 31, 2000 notional amount..............     $257        $157     $       1
                                                    ====        ====     =========

FOREIGN CURRENCY AND INTEREST RATE RISK MANAGEMENT

    For periods presented prior to the Distribution, Edwards Lifesciences was considered in Baxter's overall risk management strategy. As part of this strategy, Baxter used certain financial instruments to reduce its exposure to adverse movements in foreign exchange rates. These financial instruments were not used for trading purposes. The financial instruments contained credit risk in that the banking counterparty may be unable to meet the terms of the agreements. Such risk was minimized by limiting counterparties to major financial institutions and by management's monitoring of credit risk. In addition, where appropriate, Baxter arranged collateralization and master-netting agreements to minimize the risk of loss.

    As part of this risk management strategy, Baxter entered into foreign exchange contracts, principally options, with terms generally less than two years, which hedged anticipated but not yet committed sales expected to be denominated in foreign currencies. Baxter allocated to Edwards Lifesciences the net income associated with certain of such contracts in the amounts of $1 million in 1999 and $3 million in 1998. The approximate notional amounts associated with the allocated portion of these foreign exchange contracts was $157 million, $302 million and $177 million at December 31, 2000, 1999 and 1998, respectively. The allocations were determined based on Edwards Lifesciences' hedged sales relative to Baxter's total hedged sales, by applicable currency. With respect to Edwards Lifesciences' foreign currency exposures, Baxter principally hedged the Japanese Yen and the Euro.

    As a stand-alone company, Edwards Lifesciences manages its exposure to foreign currency and interest rate fluctuations, based upon cost benefit considerations, to minimize earnings and cash flow volatility associated with foreign exchange rate changes. In order to reduce the risk of foreign currency exchange rate fluctuations, Edwards Lifesciences has established a policy of hedging a substantial portion of its expected foreign currency denominated cash flow from operations. The instruments that Edwards Lifesciences uses for hedging are readily marketable traded forward contracts and options with financial institutions. Edwards Lifesciences expects that the changes in fair value of such contracts will have a high correlation to the price changes in the related hedged cash flow. Edwards Lifesciences does not expect that the risk of transaction gains or losses from changes in the fair value of its foreign exchange position will be material because most transactions will occur in either the functional currency or in a currency that has a high correlation to the functional currency. The principal currencies that Edwards Lifesciences hedges are the Japanese Yen and the Euro, which present the primary risk of loss. Any gains and losses on these hedge contracts are expected to offset changes in the value of the

                        EDWARDS LIFESCIENCES CORPORATION

8. FINANCIAL INSTRUMENTS AND RISK MANAGEMENT (CONTINUED) related exposures. Edwards Lifesciences will enter into foreign currency transactions only to the extent that foreign currency exposure exists; it will not enter into foreign currency transactions for speculative purposes.

    Edwards Lifesciences utilizes interest rate swap agreements in managing its exposure to interest rate fluctuations. Interest rate swap agreements are executed as an integral part of specific debt transactions. The differential paid or received on interest rate swap agreements is recorded on an accrual basis as an adjustment to interest expense over the term of the agreements. Edwards Lifesciences' interest rate swap agreements involve agreements to receive a floating rate and pay a fixed rate, at specified intervals, calculated on an agreed-upon notional amount. As of December 31, 2000, Edwards Lifesciences had in place four interest rate swaps with a total notional amount of $257 million to swap floating rate United States dollar and Yen denominated debt obtained under the Company's revolving credit facilities for fixed rates. The original maturities of the interest rate swap agreements are between three and five years.

9. COMMON STOCK

    The Edwards Lifesciences Corporation Long-Term Stock Incentive Program (the "Program"), which became effective April 1, 2000, provides for the grant of incentive and non-qualified stock options, restricted stock and other stock-based incentive awards for employees and contractors of the Company. Under the Program, these grants are generally awarded at a price equal to the fair market value at the date of grant based upon the closing price on the date immediately preceding the grant date. Options to purchase shares of the Company's common stock granted under the Program generally vest over predetermined periods and expire ten years after the date of grant. As of December 31, 2000, an aggregate of 12,500,000 shares of the Company's common stock was reserved for issuance under the Program.

    On April 3, 2000, the Company granted options to purchase shares of Edwards Lifesciences' common stock under the Program. The grants include two types of stock options: Founders Options and Conversion Options. The Founders Options were awarded to all salaried employees of the Company, and permit the purchase of approximately 5.7 million shares at an exercise price of $13.875, the fair market value at the date of grant. The Founders Options vest 30% after two years, and the balance vests after three years. The Founders Options include approximately 634,000 options granted to non-employees of the Company in Japan (employees of Baxter dedicated to the joint venture as described in Note 1). In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the $4.2 million value of these options is being amortized over the three-year vesting period on a straight-line basis. The Conversion Options permitted the purchase of approximately 2.2 million shares at an exercise price based upon an equitable conversion of the exercise price under the Baxter stock option plan, with reference to the when-issued price of the Company's stock and the closing price of Baxter's common stock on March 31, 2000. The Conversion Options retained the vesting periods under the Baxter stock option plan, resulting in various vesting periods through September 2002.

    The Company also maintains the Nonemployee Directors and Consultants Stock Incentive Program (the "Nonemployee Program") which became effective April 1, 2000. Under the Nonemployee Program, each non-employee director may elect to receive all or a portion of the cash retainer to which the director is otherwise entitled through the issuance of stock options. As of December 31, 2000, 16,200 shares of common stock were reserved for the future issuance of these options.

                        EDWARDS LIFESCIENCES CORPORATION

9. COMMON STOCK (CONTINUED)
    Stock option activity during 2000 under the Program and the Nonemployee Program was as follows (in thousands, except option price data):

                                                                        WEIGHTED
                                                                        AVERAGE
                                                             NUMBER     EXERCISE
                                                           OF OPTIONS    PRICE
                                                           ----------   --------
Outstanding, April 1, 2000...............................        --      $   --
Options issued with the Distribution.....................     7,852       13.37
Options granted during period............................       424       16.87
Options exercised........................................        --          --
Options cancelled........................................      (590)      13.14
                                                              -----      ------
Outstanding, end of year.................................     7,686      $13.59
                                                              =====      ======
Exercisable, end of year.................................       523      $10.20
                                                              =====      ======

    The following table summarizes stock options outstanding at December 31, 2000 (options in thousands):

                                                  OUTSTANDING                   EXERCISABLE
                                      -----------------------------------   --------------------
                                                    AVERAGE      WEIGHTED               WEIGHTED
                                                   REMAINING     AVERAGE                AVERAGE
                                      NUMBER OF   CONTRACTUAL    EXERCISE   NUMBER OF   EXERCISE
      RANGE OF EXERCISE PRICES         OPTIONS    LIFE (YEARS)    PRICE      OPTIONS     PRICE
      ------------------------        ---------   ------------   --------   ---------   --------
  $13.88 (Founders Options).........    5,250         9.3         $13.88        --       $   --
  $10.20-$15.71 (Conversion
    Options)........................    2,012         7.3          12.14       523        10.20
  $15.44-$22.25 (Other options).....      424         9.9          16.87        --           --
                                        -----         ---         ------       ---       ------
                                      7,686..         8.8         $13.59       523       $10.20
                                        =====         ===         ======       ===       ======

    The Company applies the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for stock-based compensation; therefore, no compensation expense has been recognized for its fixed stock option plans as options generally are granted at fair market value based upon the closing price on the date immediately preceding the grant date. The Company has adopted the disclosure requirements for SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, if compensation expense for the Company's stock options had been recognized, based upon the fair value of awards granted, the Company's net income would have been reduced by approximately $7 million, resulting in a net loss of approximately $279 million for fiscal 2000, or $(4.79) per share for both pro forma basic and diluted net loss per share. The fair value of each option granted during fiscal 2000 is estimated based on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected life of 5 years, expected volatility of 45%, risk-free interest rate of 5.8%, and no dividend yield. The weighted-average fair value for options granted during 2000 was $6.39. The Company expects to grant additional awards in future years.

RESTRICTED STOCK

    On April 1, 2000, a one-time grant of 5,000 shares of restricted stock was made to each of the five non-employee directors pursuant to the Nonemployee Program. These grants vest 50% after one year

                        EDWARDS LIFESCIENCES CORPORATION

9. COMMON STOCK (CONTINUED)
and the balance vests after two years from the date of grant. An aggregate of 300,000 shares of the Company's common stock has been authorized for issuance pursuant to the Nonemployee Program. Grants of restricted stock to non-employees are charged to Unearned Compensation in Stockholders' Equity at their intrinsic value and recognized as expense over the vesting period. Compensation expense recognized for such grants during fiscal year 2000 was approximately
$0.2 million for the Nonemployee Program restricted stock grants.

EMPLOYEE STOCK PURCHASE PLAN

    The Company implemented two employee stock purchase plans ("ESPP") for eligible employees to purchase shares of the Company's common stock at 85% of the lower of the fair market value of Edwards Lifesciences common stock on (a) the effective date of subscription or (b) the date of purchase. Under the ESPP, employees could authorize the Company to withhold up to 12% of their compensation during any offering periods for common stock purchases, subject to certain limitations. The ESPP was implemented on April 3, 2000 and was available to all active employees of the Company paid from the United States payroll and to eligible employees of the Company outside the United States to the extent permitted by local law. The ESPP for United States employees was qualified under
Section 423 of the Internal Revenue Code. The Board of Directors authorized an aggregate of 375,000 shares of the Company's common stock for issuance under the ESPP. Effective September 30, 2000, the Company terminated the ESPP due to an insufficient number of shares remaining within the plans. As of December 31, 2000, approximately 355,000 shares have been issued within the plans.

SPECIAL OWNERSHIP STOCK OPTION PLAN

    Prior to the Distribution, certain employees of Edwards Lifesciences participated in stock-based compensation plans sponsored by Baxter. Such plans principally included fixed stock option plans and employee stock purchase plans. Baxter applied APB Opinion No. 25, and related interpretations in accounting for such plans. Accordingly, no compensation cost was recognized for the fixed stock option plans and the employee stock purchase plans. These plans remain the sole responsibility of Baxter.

    Employees who transferred to Edwards Lifesciences were required to exercise any vested options within 90 days from the spin-off date from Baxter unless an employee qualified for certain retirement, disability or other special provisions, and all unvested Baxter options were cancelled by Baxter on June 30, 2000.

STOCKHOLDER RIGHTS PLAN

    In connection with the Distribution, the Company adopted a Stockholder Rights Plan to protect stockholders' rights in the event of a proposed or actual acquisition of 15% or more of the outstanding shares of the Company's common stock. As part of this plan, each share of the Company's common stock carries a right to purchase one one-hundredth (1/100) of a share of Series A Junior Participating Preferred Stock (the "Rights"), par value $0.01 per share, subject to adjustment, which becomes exercisable only upon the occurrence of certain events. The Rights are subject to redemption at the option of the Board of Directors at a price of $0.01 per right until the occurrence of certain events. The Rights expire on March 31, 2010, unless earlier redeemed or exchanged by the Company.

                        EDWARDS LIFESCIENCES CORPORATION

9. COMMON STOCK (CONTINUED)
OTHER

    During 2000, Edwards Lifesciences issued to certain hourly employees approximately 125,000 shares of the Company's common stock valued at $1.7 million.

10. EMPLOYEE BENEFIT PLANS

DEFINED BENEFIT PLANS

    Prior to the Distribution, Edwards Lifesciences employees participated in Baxter-sponsored defined benefit pension plans covering substantially all employees in the United States and Puerto Rico and employees in certain European countries. The benefits were based on years of service and the employees' compensation during five of the last 10 years of employment as defined by the plans. Effective as of the Distribution, Edwards Lifesciences' employees ceased to be eligible to accrue any additional benefits under the Baxter plan for United States employees. Edwards Lifesciences did not adopt a pension plan for United States employees to replace the Baxter plan in the United States. The pension liability related to Edwards Lifesciences' United States employees' service prior to the Distribution remains with Baxter. With respect to the Puerto Rico and certain European plans, Baxter transferred the assets and liabilities relating to Edwards Lifesciences' employees to Edwards Lifesciences as of the Distribution. Edwards Lifesciences has adopted a defined benefit pension plan in Puerto Rico and in certain European countries.

    Pension expense for the Baxter-sponsored plans relating to Edwards Lifesciences' employees was $0.4 million for the three months ended March 31, 2000 and $5 million and $4 million for the years ended December 31, 1999 and 1998, respectively.

    In addition to pension benefits, Edwards Lifesciences participated in Baxter-sponsored contributory health care and life insurance benefits for substantially all domestic retired employees through the Distribution. Baxter and Edwards Lifesciences froze benefits under these plans as of the Distribution for Edwards Lifesciences employees. Edwards Lifesciences has not established new health care and life insurance plans for employees retiring subsequent to the Distribution. Expense associated with these benefits relating to Edwards Lifesciences employees was less than $1 million in each of the years 2000, 1999 and 1998.

    Subsequent to the Distribution, Edwards Lifesciences began sponsoring defined benefit pension plans in Puerto Rico and in certain European countries. Information about these plans is presented below.

                        EDWARDS LIFESCIENCES CORPORATION

10. EMPLOYEE BENEFIT PLANS (CONTINUED)
    RECONCILIATION OF THE PLANS' BENEFIT OBLIGATIONS, ASSETS AND FUNDED STATUS ARE AS FOLLOWS:

                                                         AS OF OR
                                                      FOR THE PERIOD
                                                           ENDED
                                                     DECEMBER 31, 2000
                                                     -----------------
                                                       (IN MILLIONS)
BENEFIT OBLIGATIONS
April 1, 2000......................................        $22.2
Service cost.......................................          1.1
Interest cost......................................          1.1
Participant contributions..........................          0.1
Actuarial loss.....................................          0.6
Curtailment gains..................................         (1.1)
Currency exchange rate changes and other...........         (1.0)
                                                           -----
December 31, 2000..................................        $23.0
                                                           =====
FAIR VALUE OF PLAN ASSETS
April 1, 2000......................................        $18.4
Actual return on plan assets.......................         (0.5)
Employer contributions.............................          0.4
Participant contributions..........................          0.1
Currency exchange rate changes and other...........         (0.8)
                                                           -----
December 31, 2000..................................        $17.6
                                                           =====
FUNDED STATUS
Funded status at December 31, 2000.................        $(5.4)
Unrecognized net losses............................          2.0
Unrecognized prior service cost....................          2.8
                                                           -----
Net amount recognized..............................        $(0.6)
                                                           =====
Prepaid benefit cost...............................        $ 1.0
Accrued benefit liability..........................         (1.6)
                                                           -----
Net amount recognized..............................        $(0.6)
                                                           =====

    For certain of the Company's European pension plans, the accumulated benefit obligation is in excess of plan assets. The projected benefit obligation and accumulated benefit obligation for these plans were $0.8 million and $0.7 million, respectively, at December 31, 2000. There were no assets held in these plans.

                        EDWARDS LIFESCIENCES CORPORATION

10. EMPLOYEE BENEFIT PLANS (CONTINUED)
           NET PERIODIC BENEFIT COST

                                                        PERIOD ENDED
                                                      DECEMBER 31, 2000
                                                      -----------------
                                                        (IN MILLIONS)
Service cost........................................        $1.1
Interest cost.......................................         1.1
Expected return on plan assets......................        (1.0)
Amortization of prior service cost..................         0.2
                                                            ----
Net periodic pension benefits cost..................        $1.4
                                                            ====

    Assumptions used in determining benefit obligations are as follows:

DISCOUNT RATE
  Puerto Rico plan..................................       7.25%
  International plans (average).....................       5.55%
EXPECTED RETURN ON PLAN ASSETS
  Puerto Rico plan..................................       9.50%
  International plans (average).....................       5.00%
RATE OF COMPENSATION INCREASE
  Puerto Rico plan..................................       4.00%
  International plans (average).....................       3.71%

DEFINED CONTRIBUTION PLANS

    The Company's employees in the United States and Puerto Rico are eligible to participate in a qualified 401(k) and 1165(e) plan, respectively. Participants may contribute up to 15% of their annual compensation (subject to tax code limitation) to the plans. Edwards Lifesciences matches the first three percent of the participant's annual eligible compensation contributed to the plan on a dollar for dollar basis. Edwards Lifesciences matches the next two percent of the participant's annual eligible compensation to the plan on a 50% basis. Matching contributions relating to Edwards Lifesciences employees were approximately $4 million in 2000 and approximately $3 million in each of 1999 and 1998.

    The Company has a nonqualified deferred compensation plan for a select group of management that provides the opportunity to defer a specified percentage of their cash compensation. Participants may elect to defer up to 100% of bonus and 15% of total annual compensation. The Company's obligations under this plan are unfunded. The amount accrued under this plan was approximately $2 million at December 31, 2000 and is recorded in Other Liabilities.

11. RELATED PARTY TRANSACTIONS

    Prior to the Distribution, Baxter provided to the Edwards Lifesciences Business certain legal, treasury, employee benefit, insurance and administrative services. Charges for these services were based on actual costs incurred by Baxter. The amounts charged to Edwards Lifesciences varied depending on the nature of the service, but generally were determined using headcount, sales, payroll, square footage or other appropriate data, or were determined on actual utilization of services. Management believes

                        EDWARDS LIFESCIENCES CORPORATION

11. RELATED PARTY TRANSACTIONS (CONTINUED) that the allocation of service charges are reasonable. However, the terms of these transactions may differ from those that would result from transactions with unrelated third parties or had Edwards Lifesciences performed these functions on its own.

    Prior to the Distribution, Edwards Lifesciences participated in a centralized cash management program administered by Baxter. Short-term advances from Baxter or excess cash sent to Baxter have been treated as an adjustment to the "Investment by Baxter International Inc., net" account as of and through March 31, 2000. No interest was allocated to Edwards Lifesciences on this balance.

    Effective on the Distribution, Baxter and Edwards Lifesciences entered into a series of administrative services agreements pursuant to which Baxter and Edwards Lifesciences will continue to provide, for a specified period of time, certain administrative services (primarily information systems support, payroll, accounting and warehousing and logistics support) that each entity historically has provided to the other. These agreements require the parties to pay each other a fee that approximates the actual costs of these services. Additionally, subsequent to March 31, 2000, Edwards Lifesciences has continuing relationships with Baxter as a customer and supplier for certain products, and uses Baxter as a distributor of the Company's products in certain regions of the world.

    The following table summarizes the charges from Baxter for the above-mentioned services, as recorded in Edwards Lifesciences' Consolidated Statements of Operations:

                                                                      YEARS ENDED
                                                                      DECEMBER 31,
                                                             ------------------------------
                                                               2000       1999       1998
                                                             --------   --------   --------
                                                                     (IN MILLIONS)
Cost of goods sold.........................................    $ 5        $--        $ 4
Selling, general and administrative expenses...............     19         44         34
Research and development expenses..........................      1          2          4

    Sales to Baxter, acting in the capacity of the Company's distributor, represented 12% of the Company's total net sales subsequent to the Distribution.

12. OTHER EXPENSE (INCOME), NET

                                                                      YEARS ENDED
                                                                      DECEMBER 31,
                                                             ------------------------------
                                                               2000       1999       1998
                                                             --------   --------   --------
                                                                     (IN MILLIONS)
Foreign exchange...........................................     $2        $ 2        $ 1
Insurance and legal settlements............................     --         (1)       (13)
Asset dispositions and write downs, net....................      1          1          6
Other......................................................      1          2         --
                                                                --        ---        ---
                                                                $4        $ 4        $(6)
                                                                ==        ===        ===

                        EDWARDS LIFESCIENCES CORPORATION

13. INCOME TAXES

    Edwards Lifesciences' operations prior to the Distribution were included in the consolidated income tax returns of Baxter. The following income tax information was calculated as if Edwards Lifesciences were a stand-alone affiliated group for all periods presented.

    Income (loss) before tax expense by category is as follows:

                                                                    YEARS ENDED
                                                                    DECEMBER 31,
                                                           ------------------------------
                                                             2000       1999       1998
                                                           --------   --------   --------
                                                                   (IN MILLIONS)
United States............................................   $(321)      $ 92       $66
International............................................      62         21        27
                                                            -----       ----       ---
                                                            $(259)      $113       $93
                                                            =====       ====       ===

    Income tax expense by category and by income statement classification is as follows:

                                                                     YEARS ENDED
                                                                     DECEMBER 31,
                                                            ------------------------------
                                                              2000       1999       1998
                                                            --------   --------   --------
                                                                    (IN MILLIONS)
CURRENT
  United States
    Federal...............................................    $ --       $ 13       $16
    State and local, including Puerto Rico................       2          8        11
  International...........................................      12          8         4
                                                              ----       ----       ---
      Current income tax expense..........................      14         29        31
                                                              ----       ----       ---

DEFERRED
  United States
    Federal...............................................      --          2        --
    State and local, including Puerto Rico................      (1)        --        --
  International...........................................      --         --        --
                                                              ----       ----       ---
      Deferred income tax expense (benefit)...............      (1)         2        --
                                                              ----       ----       ---
TOTAL INCOME TAX EXPENSE..................................    $ 13       $ 31       $31
                                                              ====       ====       ===

                        EDWARDS LIFESCIENCES CORPORATION

13. INCOME TAXES (CONTINUED)

    The components of deferred tax assets and liabilities are as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                 (IN MILLIONS)
DEFERRED TAX ASSETS
  Compensation and benefits.................................    $  7       $  5
  Accrued liabilities.......................................       5         --
  Allowance for doubtful accounts...........................       4          2
  Inventories...............................................       3          1
  Other.....................................................       4          1
                                                                ----       ----
    Total deferred tax assets...............................      23          9
                                                                ----       ----

DEFERRED TAX LIABILITIES
  Intangible assets.........................................     (27)       (34)
  Property, plant and equipment.............................     (14)       (17)
  Deferred gain on sale of assets...........................     (13)        --
  Net operating loss carryforwards..........................       4          2
  Valuation allowance.......................................      (3)        (1)
  Tax credit carryforwards..................................       1         --
  Other.....................................................      (5)         7
                                                                ----       ----
    Total deferred tax liabilities..........................     (57)       (43)
                                                                ----       ----

Net deferred tax liabilities................................    $(34)      $(34)
                                                                ====       ====

    Deferred income taxes have not been provided on the undistributed earnings of the Company's foreign subsidiaries of approximately $16 million as of December 31, 2000 since these amounts are intended to be permanently reinvested in foreign operations. It is not practicable to calculate the deferred taxes associated with these earnings; however, foreign tax credits would likely be available to reduce federal income taxes in the event of distribution.

    Income tax expense differs from income tax expense (benefit) calculated by using the United States federal income tax rate for the following reasons:

                                                                     YEARS ENDED
                                                                     DECEMBER 31,
                                                            ------------------------------
                                                              2000       1999       1998
                                                            --------   --------   --------
                                                                    (IN MILLIONS)
Income tax expense (benefit) at statutory rate............    $(90)      $40        $33
Nondeductible charges (Note 4)............................     100        --         --
Nondeductible goodwill....................................      10        12         12
Foreign income tax at different rates.....................      (9)      (24)       (18)
State and local taxes.....................................      --         3          4
Other.....................................................       2        --         --
                                                              ----       ---        ---
Income tax expense........................................    $ 13       $31        $31
                                                              ====       ===        ===

                        EDWARDS LIFESCIENCES CORPORATION

13. INCOME TAXES (CONTINUED)
    The Company has manufacturing operations outside the United States, primarily in Puerto Rico and Switzerland, which benefit from reductions in local tax rates under various tax incentives.

    As of December 31, 2000, the Company has a United States federal net operating loss carryforward of approximately $3 million which expires in 2020, and approximately $1 million in aggregate state net operating loss carryforwards which expire in 2010. The Company also has a state research and development income tax credit carryforward of approximately $1 million. The state credit has no expiration date. The Company has foreign net operating loss carryforwards of approximately $9 million as of December 31, 2000, of which approximately 10% expires in 2008; the remainder is non-expiring and has been fully offset by a valuation allowance.

14. LEGAL PROCEEDINGS

    Upon the Distribution, Edwards Lifesciences assumed the defense of certain Baxter litigation involving cases and claims related to the Edwards Lifesciences Business. Edwards Lifesciences has not been named as a defendant in such matters but is defending and indemnifying Baxter for all related expenses and potential liabilities. It is possible that Edwards Lifesciences may be added as a defendant in these cases and claims.

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

    As previously reported, on June 29, 2000 Edwards Lifesciences filed a lawsuit for patent infringement against Medtronic, Inc. alleging infringement of two of Edwards Lifesciences' United States patents, and filed a lawsuit against St. Jude Medical, Inc. alleging infringement of three patents. The Medtronic lawsuit was filed in the United States District Court for the District of Delaware and the St. Jude lawsuit in the United States District Court for the Central District of California. Both lawsuits seek monetary damages and injunctive relief. Each of Medtronic and St. Jude has answered, and asserted various affirmative defenses and counterclaims. Discovery is proceeding in both lawsuits. On March 1, 2001 Edwards Lifesciences moved to amend its lawsuit against Medtronic alleging infringement of one other of Edwards Lifesciences' United States patents. This motion is pending.

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

                        EDWARDS LIFESCIENCES CORPORATION

15. SEGMENT INFORMATION

    Edwards Lifesciences manages its business on the basis of one reportable segment. Refer to Note 1 for a description of the Company's business. The Company's products and services share similar distribution channels and customers and are sold principally to hospitals and physicians. Management evaluates its various global product portfolios on a revenue basis, which is presented below, and profitability is generally evaluated on an enterprise-wide basis due to shared infrastructures. Edwards Lifesciences' principal markets are the United States, Europe and Japan.

    Geographic area data includes net sales based on product shipment destination and long-lived asset data is presented based on physical location.

AS OF OR FOR THE YEAR ENDED DECEMBER 31                  2000       1999       1998
---------------------------------------                --------   --------   --------
                                                               (IN MILLIONS)
NET SALES BY GEOGRAPHIC AREA
  United States......................................    $482      $  504     $  508
  Japan..............................................      94         166        138
  Other countries....................................     228         235        219
                                                         ----      ------     ------
                                                         $804      $  905     $  865
                                                         ====      ======     ======

NET SALES BY MAJOR PRODUCT AND SERVICE AREA
  Cardiac Surgery....................................    $311      $  306     $  273
  Critical Care......................................     217         242        221
  Vascular...........................................      55          61         60
  Perfusion Products and Services....................     207         244        269
  Other..............................................      14          52         42
                                                         ----      ------     ------
                                                         $804      $  905     $  865
                                                         ====      ======     ======

LONG-LIVED ASSETS BY GEOGRAPHIC AREA
  United States......................................    $780      $1,035     $1,082
  Other countries....................................      26          46         47
                                                         ----      ------     ------
                                                         $806      $1,081     $1,129
                                                         ====      ======     ======

                        EDWARDS LIFESCIENCES CORPORATION

16. QUARTERLY FINANCIAL RESULTS AND MARKET FOR THE COMPANY'S STOCK (UNAUDITED)

               YEARS ENDED DECEMBER 31                   First      Second     Third      Fourth     Total
         (IN MILLIONS, EXCEPT PER SHARE DATA)           quarter    quarter    quarter    quarter      year
------------------------------------------------------  --------   --------   --------   --------   --------
2000
  Net sales...........................................    $226      $ 205      $ 186      $ 187      $ 804
  Gross profit........................................     108         90         90         93        381
  Net income (loss)(a,b)..............................      17       (309)         4         16       (272)
  Per common share(c)
    Basic.............................................    0.29      (5.31)      0.08       0.27      (4.66)
    Diluted...........................................    0.29      (5.31)      0.07       0.26      (4.66)
  Dividends...........................................      --         --         --         --         --
  Market price
    High..............................................     n/a      20.44      26.25      24.19      26.25
    Low...............................................     n/a      13.75      19.69      13.00      13.00

1999
  Net sales...........................................    $221      $ 233      $ 217      $ 234      $ 905
  Gross profit........................................     108        118        102        111        439
  Net income..........................................      22         24         17         19         82

n/a -- not applicable

a The second quarter includes (1) a $291 million pretax charge related to the sale of the Bentley line of cardiopulmonary products (perfusion products) to Jostra AG, (2) a $54 million pretax charge consisting of the write-down of selected goodwill and intangible assets, and other miscellaneous expenses,
    (3) a $35 million pretax gain on the sale of the United States assets of the Company's mechanical cardiac assist product line to WorldHeart and (4) a $17 million pretax charge consisting of non-recurring expenses related to the Company's spin-off from Baxter International Inc.

b The third quarter includes a $12 million pretax charge related primarily to severance costs associated with the sale of the Company's Bentley line of cardiopulmonary products.

c For first quarter and total year, computed as if 58.2 million common shares of Edwards Lifesciences had been outstanding as of January 1, 2000 (comprised of 58.1 million common shares of Edwards Lifesciences distributed to Baxter shareholders to effect the Distribution and approximately
    0.1 million common shares of Edwards Lifesciences distributed to Edwards Lifesciences' hourly employees subsequent to the Distribution). Due to the net loss for the year ended December 31, 2000, the basic and diluted net loss per share for the second quarter and for total year are the same amounts since the impact of the common stock equivalents (of approximately
    1.1 million and 1.2 million shares, respectively) would be anti-dilutive.

                        EDWARDS LIFESCIENCES CORPORATION

                VALUATION AND QUALIFYING ACCOUNTS (IN MILLIONS)

                                                                       ADDITIONS
                                                  BALANCE AT   -------------------------
                                                  BEGINNING    CHARGED TO    CHARGED TO    DEDUCTIONS    BALANCE
                                                      OF       COSTS AND       OTHER          FROM      AT END OF
                                                    PERIOD      EXPENSES    ACCOUNTS (A)    RESERVES     PERIOD
                                                  ----------   ----------   ------------   ----------   ---------
Year ended December 31, 2000
  Allowance for doubtful accounts and
    returns...................................        $8           $3         $      --        $(6)        $5
  Inventory reserves..........................        12           21                --        (25)         8
  Litigation reserves.........................         2            5                --         (2)         5

Year ended December 31, 1999
  Allowance for doubtful accounts and
    returns...................................         8            5                --         (5)         8
  Inventory reserves..........................        10            9                 1         (8)        12
  Litigation reserves.........................         1            1                --         --          2

Year ended December 31, 1998
  Allowance for doubtful accounts and
    returns...................................         6            8                --         (6)         8
  Inventory reserves..........................        13            4                --         (7)        10
  Litigation reserves.........................         1            1                --         (1)         1

------------------------

(a) Valuation accounts of acquired assets.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    This information required by this Item is set forth under the headings "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Executive Officers of Edwards Lifesciences" in the definitive proxy materials to be filed in connection with its 2001 Annual Meeting of Stockholders (the "Proxy Statement") (which Proxy Statement will be filed with the Securities and Exchange Commission on or before April 10, 2001). The information required by this Item to be contained in the Proxy Statement is incorporated herein by reference.

ITEM 11  EXECUTIVE COMPENSATION

    Except for information referred to in Item 402(a)(8) of Regulation S-K, the information contained under the headings "Election of Directors" and "Executive Compensation and Other Information" in the Proxy Statement (which Proxy Statement will be filed with the Securities and Exchange Commission on or before April 10, 2001) is incorporated herein by reference.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement (which Proxy Statement will be filed with the Securities and Exchange Commission on or before April 10, 2001) is incorporated herein by reference.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information contained under the heading "Certain Relationships and Related Transactions" in the Proxy Statement (which Proxy Statement will be filed with the Securities and Exchange Commission on or before April 10, 2001) is incorporated herein by reference.

                                    PART IV

ITEM 14  FINANCIAL STATEMENTS AND SCHEDULE, EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)  FINANCIAL STATEMENTS AND SCHEDULE

    Financial Statements of the Registrant are listed in the index to Consolidated Financial Statements and filed under Item 8, "Financial Statements and Supplementary Data," included elsewhere in this Form 10-K.

    Financial Statement Schedule of the Registrant is listed in the index to Consolidated Financial Statements and filed under Item 8, "Financial Statements and Supplementary Data," included elsewhere in this Form 10-K.

(a)(2)  EXHIBITS

    The following exhibits are filed herewith or are incorporated herein:

EXHIBIT NO.                                     DESCRIPTION
-----------             ------------------------------------------------------------
          3.1           Amended and Restated Certificate of Incorporation of Edwards
                        Lifesciences Corporation (a)

          3.2           Amended and Restated Bylaws of Edwards Lifesciences
                        Corporation (a)

          3.3           Form of Certificate of Designation for Edwards Lifesciences
                        Corporation Series A Junior Participating Preferred Stock
                        (included as Exhibit A to Exhibit 10.9) (a)

          4.1           Specimen form of certificate representing Edwards
                        Lifesciences Corporation common stock (a)

         10.1           Form of Agreement and Plan of Reorganization, to be entered into between Edwards Lifesciences Corporation and Baxter
                        International Inc. (a)

         10.2 Form of Tax Sharing Agreement, to be entered into between Edwards Lifesciences Corporation and Baxter International
                        Inc. (a)

        *10.3           Edwards Lifesciences Corporation Long-Term Stock Incentive
                        Compensation Program (a)

        *10.4           Form of Edwards Lifesciences Corporation Change in Control
                        Severance Agreement

        *10.5           Employment Agreement for Michael A. Mussallem

         10.9           Form of Rights Agreement between Edwards Lifesciences
                        Corporation and EquiServe Trust Company, N.A, as Rights
                        Agent, dated as of March 31, 2000 (a)

        10.10           Services and Distribution Agreement between Edwards
                        Lifesciences LLC, as successor in interest to Baxter
                        Healthcare Corporation, and Allegiance Healthcare
                        Corporation, dated as of October 1, 1996. CONFIDENTIAL
                        INFORMATION APPEARING IN THIS DOCUMENT HAS BEEN OMITTED AND
                        FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION
                        IN ACCORDANCE WITH SECTION 24(b) OF THE SECURITIES EXCHANGE
                        ACT OF 1934, AS AMENDED AND RULE 24b-2 PROMULGATED
                        THEREUNDER. OMITTED INFORMATION HAS BEEN REPLACED WITH
                        ASTERISKS (a)

       *10.11           Form of Employment Agreement (a)

        10.12           Form of Consulting Agreement (a)

        10.13           Form of Outgoing Confidentiality Agreement (a)

EXHIBIT NO.                                     DESCRIPTION
-----------             ------------------------------------------------------------
       *10.14           Edwards Lifesciences Corporation Nonemployee Directors and
                        Consultants Stock Incentive Program (a)

        10.16           Form of Tokumei Kumiai Agreement by and between Baxter
                        Limited and Edwards Lifesciences Finance Limited, dated as of April 1, 2000 (a)

        10.17           Form of Option Agreement by and between Baxter Limited and
                        Edwards Lifesciences Limited, dated as of April 1, 2000 (a)

        10.18           Form of Japan Distribution Agreement by and between Baxter
                        Limited and Edwards Lifesciences LLC, dated as of April 1,
                        2000 (a)

        10.19           Five Year Credit Agreement dated as of March 30, 2000, among
                        Edwards Lifesciences Corporation, a Delaware corporation;
                        the Swiss Borrowers; the Japanese Borrowers; the Lenders
                        from time to time party hereto; The Chase Manhattan Bank, as
                        Administrative Agent; Chase Manhattan International Limited,
                        as London Agent; The Fuji Bank, Limited, as the Tokyo Agent;
                        Bank One, N.A., as Syndication Agent; and Credit Suisse
                        First Boston, as Documentation Agent (b)

        10.20           364-Day Credit Agreement dated as of March 30, 2000, among
                        Edwards Lifesciences Corporation, a Delaware corporation;
                        the Lenders from time to time party hereto; The Chase
                        Manhattan Bank, as Administrative Agent; Bank One, N.A., as
                        Syndication Agent; and Credit Suisse First Boston, as
                        Documentation Agent (b)

       *10.21           Edwards Lifesciences Corporation Severance Pay Plan (b)

        10.22           Contribution Agreement by and among Edwards Lifesciences
                        LLC, Edwards Novacor LLC, WorldHeart Corporation and
                        Valentine Acquisition Corp. dated as of May 24, 2000 (c)

        10.23           Amendment No. 1, dated as of June 30, 2000, to the Five Year
                        Credit Agreement dated as of March 30, 2000, among Edwards
                        Lifesciences Corporation, a Delaware corporation; the Swiss
                        Borrowers; the Japanese Borrowers; the Lenders from time to time party thereto; The Chase Manhattan Bank, as
                        Administrative Agent; Chase Manhattan International Limited,
                        as London Agent; The Fuji Bank, Limited, as the Tokyo Agent;
                        Bank One, N.A., as Syndication Agent; and Credit Suisse
                        First Boston, as Documentation Agent, and to the 364-Day
                        Credit Agreement dated as of March 30, 2000, among Edwards
                        Lifesciences Corporation, the Lenders from time to time
                        party thereto, The Chase Manhattan Bank, as Administrative
                        Agent, Bank One, N.A., as Syndication Agent and Credit
                        Suisse First Boston, as Documentation Agent (c)

       *10.24           Edwards Lifesciences Corporation Long-Term Stock Incentive
                        Compensation Program (as amended and restated July 12, 2000)
                        (d)

       *10.25           Edwards Lifesciences Corporation Nonemployee Directors and
                        Consultants Stock Incentive Program (as amended and restated
                        July 12, 2000) (d)

       *10.26           Edwards Lifesciences Corporation Executive Option Plan (e)

       *10.27           Edwards Lifesciences Corporation of Puerto Rico Savings and
                        Investment Plan (f)

       *10.28           Edwards Lifesciences Corporation 401(k) Savings and
                        Investment Plan (g)

EXHIBIT NO.                                     DESCRIPTION
-----------             ------------------------------------------------------------
       *10.29           Edwards Lifesciences Corporation 2001 Incentive Plan

         21.1           Subsidiaries of Edwards Lifesciences Corporation

           23           Consent of Independent Accountants

------------------------

    (a) Incorporated by reference to the cited exhibit in Edwards Lifesciences' Registration Statement on Form 10 (File No. 001-15525).

    (b) Incorporated by reference to the cited exhibit in Edwards Lifesciences' Registration Form 10-Q for the quarterly period ended March 31, 2000, under the Securities Exchange Act of 1934.

    (c) Incorporated by reference to the cited exhibit in Edwards Lifesciences' Registration Form 10-Q for the quarterly period ended June 30, 2000, under the Securities Exchange Act of 1934.

    (d) Incorporated by reference to the cited exhibit in Edwards Lifesciences' Registration Form 10-Q for the quarterly period ended September 30, 2000, under the Securities Exchange Act of 1934.

    (e) Incorporated by reference to Exhibit 4.4 in Edwards Lifesciences' Registration Statement on Form S-8 (File No. 333-52332).

    (f) Incorporated by reference to Exhibit 4.3 in Edwards Lifesciences' Registration Statement on Form S-8 (File No. 333-40434).

    (g) Incorporated by reference to Exhibit 4.3 in Edwards Lifesciences' Registration Statement on Form S-8 (File No. 333-33056).

    *   Represents management contract or compensatory plan

(b)  REPORTS ON FORM 8-K

    None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       EDWARDS LIFESCIENCES CORPORATION

March 27, 2001                                         /s/ MICHAEL A. MUSSALLEM
                                                       ---------------------------------------------
                                                       Michael A. Mussallem
                                                       Chairman of the Board and
                                                       Chief Executive Officer

    We, the undersigned officers and directors of Edwards Lifesciences Corporation, hereby severally constitute and appoint Bruce P. Garren and Jay P. Wertheim, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, all amendments to this Annual Report on Form 10-K, and generally to do all things in our names and on our behalf in such capacities to enable Edwards Lifesciences Corporation to comply with the provisions of the Securities Act of 1934, as amended, and all requirements of the Securities and Exchange Commission. Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      SIGNATURE                                            TITLE
-----------------------------------------------------  ----------------------------------------------
              /s/ MICHAEL A. MUSSALLEM
     -------------------------------------------                 Chairman of the Board and
                Michael A. Mussallem                              Chief Executive Officer

               /s/ BRUCE J. BENTCOVER
     -------------------------------------------                 Corporate Vice President,
                 Bruce J. Bentcover                        Chief Financial Officer and Treasurer

                 /s/ BRUCE P. GARREN
     -------------------------------------------                 Corporate Vice President,
                   Bruce P. Garren                             General Counsel and Secretary

              /s/ VERNON R. LOUCKS JR.
     -------------------------------------------                          Director
                Vernon R. Loucks Jr.

                /s/ VICTORIA R. FASH
     -------------------------------------------                          Director
                  Victoria R. Fash

                 /s/ PHILIP M. NEAL
     -------------------------------------------                          Director
                   Philip M. Neal

                /s/ DAVID E.I. PYOTT
     -------------------------------------------                          Director
                  David E.I. Pyott

                 /s/ MIKE R. BOWLIN
     -------------------------------------------                          Director
                   Mike R. Bowlin