Form 10-Q
period 2001-03-31
EDWARDS LIFESCIENCES CORP
filed 2001-05-15
CIK 1099800

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 1-15525

EDWARDS LIFESCIENCES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-4316614 (I.R.S. Employer Identification No.)
One Edwards Way, Irvine, California (Address of principal executive offices)	92614 (Zip Code)

(949) 250-2500
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X         No

    The number of shares of the registrant's Common Stock, par value $1.00 per share, outstanding as of April 30, 2001, the latest practicable date, was 58,832,215 shares.

EDWARDS LIFESCIENCES CORPORATION

FORM 10-Q
For the quarterly period ended March 31, 2001

TABLE OF CONTENTS

Part I. Financial Information

     Item 1. Financial Statements

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(unaudited) (in millions, except share data)

	March 31, 2001	December 31, 2000
ASSETS
Current assets
Cash and cash equivalents	$17.9	$28.1
Accounts receivable, net	136.2	129.3
Inventories	88.4	73.0
Deferred income taxes	24.8	23.3
Prepaid expenses and other current assets	39.1	29.3

Total current assets	306.4	283.0
Property, plant and equipment, net	185.4	182.4
Goodwill and other intangibles, net	503.7	511.0
Investments in unconsolidated affiliates	94.4	97.5
Other assets	13.0	13.9

	$1,102.9	$1,087.8

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$167.4	$158.4
Short-term debt	61.5	61.4

Total current liabilities	228.9	219.8

Long-term debt	352.9	367.0
Other liabilities	57.1	61.4
Commitments and contingent liabilities
Stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares outstanding
Common stock, $1.00 par value, 350,000,000 shares authorized, 58,786,662 and 58,668,393 shares outstanding	58.8	58.7
Additional contributed capital	279.0	277.4
Retained earnings	111.8	102.9
Accumulated other comprehensive income	14.4	0.6

Total stockholders' equity	464.0	439.6

	$1,102.9	$1,087.8

The accompanying notes are an integral part of these consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited) (in millions, except per share information)

	Three months ended March 31,
	2001	2000
Net sales	$191.9	$226.0
Cost of goods sold	96.2	118.5

Gross profit	95.7	107.5
Selling, general and administrative expenses	53.8	59.6
Research and development expenses	13.1	13.8
Goodwill amortization	5.7	8.6
Non-recurring spin-off expenses	—	1.4
Other operating income	(3.9)	—

Operating income	27.0	24.1
Interest expense, net	5.5	—
Other expense, net	1.5	0.7

Income before provision for income taxes	20.0	23.4
Provision for income taxes	5.8	6.1

Income before cumulative effect of change in accounting principle	14.2	17.3
Cumulative effect of change in accounting principle, net of tax (Note 3)	1.5	—

Net income	$12.7	$17.3

Share information:
Earnings per basic share
Income before cumulative effect of change in accounting principle	$0.24
Cumulative effect of change in accounting principle (Note 3)	$(0.03)
Net income	$0.22
Earnings per diluted share
Income before cumulative effect of change in accounting principle	$0.24
Cumulative effect of change in accounting principle (Note 3)	$(0.02)
Net income	$0.21
Weighted average number of common shares outstanding
Basic	58.7
Diluted	60.3

The accompanying notes are an integral part of these consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited) (in millions)

	Three months ended March 31,
	2001	2000
	(Brackets denote cash outflows)
Cash flows from operating activities
Net income	$12.7	$17.3
Adjustments
Depreciation and amortization	16.3	21.4
Cumulative effect of change in accounting principle (Note 3)	1.5	—
Other	(4.9)	(4.2)
Changes in operating assets and liabilities, net of effect from de-consolidation of Japan business (Note 1)
Accounts receivable	(6.7)	5.5
Inventories	(14.3)	5.1
Accounts payable and accrued liabilities	(5.6)	(18.1)
Other	(6.3)	(8.5)

Net cash provided by (used in) operating activities	(7.3)	18.5

Cash flows from investing activities
Capital expenditures	(9.4)	(10.0)
Purchase of convertible debentures	—	(12.5)
Investments in unconsolidated affiliates	(4.0)	(4.5)

Net cash used in investing activities	(13.4)	(27.0)

Cash flows from financing activities
Proceeds from issuance of short-term debt	5.5	210.0
Payments on short-term debt	(5.2)	—
Proceeds from issuance of long-term debt	59.0	319.0
Payments on long-term debt	(56.0)	—
Debt issuance costs	—	(3.0)
Proceeds from accounts receivable securitization	2.6	—
Proceeds from notes receivable	2.4	—
Proceeds from stock options excercised	1.6	—
Investment by Baxter International Inc.	—	(511.0)

Net cash provided by financing activities	9.9	15.0

Effect of currency exchange rate changes on cash	0.6	—

Net increase (decrease) in cash and cash equivalents	(10.2)	6.5
Cash and cash equivalents at beginning of period	28.1	—

Cash and cash equivalents at end of period	$17.9	$6.5

Supplemental disclosure of noncash activity
De-consolidation of Japan business (Note 1)	$—	$43.0

The accompanying notes are an integral part of these consolidated condensed financial statements.

Edwards Lifesciences Corporation

Notes to Consolidated Condensed Financial Statements

March 31, 2001

(unaudited)

1. DESCRIPTION OF BUSINESS

    Edwards Lifesciences Corporation ("Edwards Lifesciences") provides a comprehensive line of products and services to treat late-stage cardiovascular disease. Edwards Lifesciences' sales are categorized in four main product and service lines: (a) cardiac surgery, (b) critical care, (c) vascular and (d) perfusion products and services. Edwards Lifesciences' cardiac surgery portfolio is comprised of products relating to heart-valve therapy, and cannulae and cardioplegia products used during open-heart surgery. Edwards Lifesciences is the world's leader in, and has been a pioneer in the development and commercialization of, tissue valves and repair products used to replace or repair a patient's diseased or defective heart valve. In the critical care area, Edwards Lifesciences is a world leader in hemodynamic monitoring systems that are used to measure a patient's heart function, and also provides central venous access products for fluid and drug delivery. Edwards Lifesciences' vascular product lines include a line of balloon catheter-based products, surgical clips and inserts, angioscopy equipment, and artificial implantable grafts, and has under development an endovascular system that may be used to treat life-threatening abdominal aortic aneurysms less invasively. In the perfusion products and services category, Edwards Lifesciences develops, manufactures and markets, in regions outside the United States and Western Europe, a diverse line of disposable products used during cardiopulmonary bypass procedures, including oxygenators, blood containers, filters and related devices. Edwards Lifesciences also maintains the world's largest organization of perfusionists, employing approximately 400 full- and part-time perfusionists in the United States who perform an aggregate of approximately 50,000 perfusion procedures for open heart surgery per year.

    Edwards Lifesciences was incorporated in Delaware on September 10, 1999. On March 31, 2000 (the "Distribution Date"), Baxter International Inc. ("Baxter") transferred its cardiovascular business (the "Edwards Lifesciences Business") to Edwards Lifesciences in connection with a tax-free spin-off (the "Distribution") by Baxter of the Edwards Lifesciences Business. References to the "Company" and "Edwards Lifesciences" refer to Baxter's cardiovascular business for periods prior to April 1, 2000 and to Edwards Lifesciences Corporation and its subsidiaries for the periods on or after such date. No earnings per share data for the quarter ended March 31, 2000 is presented as the Edwards Lifesciences earnings were part of Baxter's earnings through the close of business on March 31, 2000.

    Baxter has had no ownership interest in Edwards Lifesciences after March 31, 2000, but performs certain services for Edwards Lifesciences pursuant to various agreements that are outlined in Note 9. Edwards is obligated to indemnify Baxter against certain lease and other obligations and liabilities that were transferred to and assumed by Edwards Lifesciences.

    Edwards Lifescienses' cardiovascular business in Japan is being operated pursuant to a joint venture under which a Japanese subsidiary of Baxter retains ownership of the Japanese business assets, but a subsidiary of Edwards Lifesciences holds a 90% profit interest. Edwards Lifesciences has an option to purchase the Japanese business assets that may be exercised no earlier than August 1, 2002 and no later than March 31, 2005. The Japanese operations are consolidated in the accompanying Consolidated Condensed Statements of Operations for the three months ended March 31, 2000, consistent with the treatment of the Company's operations while a part of Baxter. Subsequent to the Distribution, Edwards Lifesciences recognizes as sales its shipments into the joint venture and utilizes the equity method of accounting to record its interest in the operations of the joint venture in Other Operating Income.

2. FINANCIAL INFORMATION

    The unaudited interim consolidated condensed financial statements of Edwards Lifesciences use Baxter's historical bases in the assets and liabilities and historical results of operations of the Edwards Lifesciences Business prior to the Distribution, operated primarily as a division of Baxter, and continuing as a separate legal entity, Edwards Lifesciences Corporation, subsequent to the Distribution. These interim consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the consolidated financial statements and notes included in the Company's Form 10-K for the year ended December 31, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

    The consolidated condensed financial statements include the accounts of Edwards Lifesciences and its subsidiaries. Prior to 2001, certain operations outside the United States had been included in the consolidated financial statements on the basis of fiscal years ending November 30 in order to facilitate timely consolidation. This one-month lag was eliminated as of the beginning of 2001 for these international operations as it was no longer required to achieve a timely consolidation. The December 2000 net loss from operations of $3.8 million for these entities was recorded as an adjustment to January 1, 2001 retained earnings.

    In the opinion of management, the interim consolidated condensed financial statements reflect all adjustments necessary for a fair presentation of the interim periods. All such adjustments are of a normal, recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

3. CHANGE IN ACCOUNTING PRINCIPLE

    Effective January 1, 2001, Edwards Lifesciences adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Accounting for the gain or loss due to changes in fair value of the derivative instrument depends on whether the derivative qualifies as a hedge. If the derivative instrument does not qualify as a hedge, the gains or losses are reported in earnings when they occur. If the derivative instrument qualifies as a hedge, the accounting varies based upon the type of risk being hedged.

    Adopting the provisions of SFAS No. 133 on January 1, 2001 resulted in a one-time cumulative after-tax reduction in net income of $1.5 million. In addition, the Company recorded the following one-time cumulative after-tax adjustments in Accumulated Other Comprehensive Income as of January 1, 2001:

Unrealized Gain (Loss)
(in millions)
Related to previously designated cash flow hedging relationships:
Fair value of hedging instruments	$(6.9)
Previously deferred hedging gains and losses	1.5

Total cumulative effect of adoption on Other Comprehensive
Income, net of tax	$(5.4)

    For the three months ended March 31, 2001, the Company reclassified from Accumulated Other Comprehensive Income a net gain of $1.2 million (reported in Cost of Goods Sold ($1.5 million gain) and Interest Expense, net ($0.3 million loss) in the Consolidated Condensed Statements of Operations). The Company expects that within the twelve-month period commencing April 1, 2001, it will reclassify to earnings a $2.1 million gain currently recorded in Accumulated Other Comprehensive Income. During the three months ended March 31, 2001, the Company recognized a $0.9 million after-tax loss due to hedge ineffectiveness primarily related to the time value of option contracts.

  Hedging Instruments

    Edwards Lifesciences maintains an overall risk management strategy that incorporates the use of a variety of interest rate and currency derivative financial instruments to mitigate its exposure to significant unplanned fluctuations in earnings caused by volatility in interest rate and currency exchange rates. Derivative instruments that are used as part of the Company's interest and foreign exchange rate management strategy include interest rate swaps, option-based products and forward exchange contracts. These instruments are designated as cash flow hedges. Edwards Lifesciences does not use any of these instruments for trading or speculative purposes.

    The Company uses interest rate swaps to convert floating-rate debt to fixed-rate debt. The Company's interest rate swap agreeements involve agreements to a pay fixed rate and receive a floating rate, at specified intervals, calculated on an agreed-upon notional amount. The debt and amounts that the Company hedges are determined based on prevailing market conditions and the current shape of the yield curve. Interest rate swap agreements are executed as an integral part of specific debt transactions.

    The Company utilizes forward exchange contracts and option contracts to hedge a portion of its exposure to forecasted intercompany foreign currency transactions. These contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates. These contracts are entered into to reduce the risk that the Company's earnings and cash flows resulting from certain forecasted intercompany transactions will be adversely affected by changes in foreign currency exchange rates.

    Derivative instruments used by Edwards Lifesciences involve, to varying degrees, elements of credit risk, in the event a counterparty should default, and market risk, as the instruments are subject to rate and price fluctuations. Credit risk is managed through the use of credit standard guidelines, counterparty diversification, monitoring of counterparty financial condition and International Swap Dealers Association master netting agreements in place with all derivative counterparties. All derivative financial instruments are with commercial banks and investment banking firms assigned investment grade ratings of "AA" or better with national rating agencies.

  Accounting for Derivatives and Hedging Activities

    All derivatives are recognized on the balance sheet at their fair value. On the date that the Company enters into a derivative contract, it designates the derivative as either (a) a hedge of a forecasted transaction or the variability of cash flows that are to be received or paid in connection with a recognized asset or liabiltiy (a "cash flow" hedge), or (b) a hedge of an exposure to changes in the fair value of an asset, liability, or an unrecognized firm commitment (a "fair value" hedge). Changes in the fair value of a derivative that is highly effective, and that is designated and qualifies as a cash flow hedge to the extent that the hedge is effective, are recorded in Other Comprehensive Income until earnings are affected by the variability of cash flows of the hedged transaction (e.g., until periodic settlements of a variable asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecased transaction) is recorded in current-period earnings. Changes in the fair value of a derivative that exceed the variabilty in the cash flows of the forecasted transaction are recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective, and that is designated and qualifies as a foreign-currency hedge, are recorded in either current-period earnings or Other Comprehensive Income, depending on whether the hedging relationship satisfies the criteria for a fair-value or cash-flow hedge.

    The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges or specific firm commitments or forecasted transactions. The Company also formally assesses (both at the hedge's inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. All components of each derivative's gain or loss are included in the assessment of hedge effectiveness, except for the time value of option contracts.

    When it is determined that a derivative is not, or has ceased to be, highly effective as a hedge, the Company discontinues hedge accounting prospectively. A derivative ceases to be highly effective when (a) the Company determines that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item such as firm commitments or forecasted transactions, (b) it is no longer probable that the forecasted transaction will occur, (c) the derivative expires or is sold, terminated, or exercised, or (d) management determines that designating the derivative as a hedging instrument is no longer appropriate.

    When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in Accumulated Other Comprehensive Income and is reclassified into earnings when the forecasted transaction affects earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in Accumulated Other Comprehensive Income will be recognized immediately in earnings. In a situation in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current-period earnings.

4. PRO FORMA INFORMATION

    The following unaudited pro forma consolidated condensed statement of operations for the three months ended March 31, 2000 presents the combined results of Edwards Lifesciences assuming that the transactions contemplated by the Distribution had been completed as of January 1, 2000. The unaudited pro forma information has been prepared utilizing the historical combined condensed financial statements of Edwards Lifesciences.

PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)(in millions, except per share data)

	Three Months Ended March 31, 2000
		Pro Forma Adjustments
	Historical	Japan on an Equity Basis		Others		Pro Forma
Net sales	$226.0	$(28.9)	(a)	$—		$197.1
Cost of goods sold	118.5	(12.3)	(a)	—		106.2

Gross profit	107.5	(16.6)		—		90.9
Selling, general and administrative expenses	59.6	(12.4)	(a)	5.2	(b)	52.4
Research and development expenses	13.8	(0.7)	(a)	—		13.1
Goodwill amortization	8.6	—		—		8.6
Non-recurring spin-off expenses	1.4	—		—		1.4
Other operating income	—	(3.5)	(a)	—		(3.5)

Operating income	24.1	—		(5.2)		18.9
Interest expense	—	—		7.3	(c)	7.3
Other expense, net	0.7	—		—		0.7

Income before provision for income taxes	23.4	—		(12.5)		10.9
Provision (benefit) for income taxes	6.1	—		(3.3)	(d)	2.8

Net income	$17.3	$—		$(9.2)		$8.1

Share information:
Pro forma net income per share
	Basic					$0.14
	Diluted					$0.14
Weighted average number of common shares outstanding
	Basic					58.2	(e)
	Diluted					58.2	(e)

Pro Forma Adjustments

(a)
To reflect the Edwards Lifesciences Japanese operations on an equity basis.

(b)
To reflect estimated incremental costs associated with being an independent public company, including costs associated with corporate administrative services such as accounting, tax, treasury, risk management, insurance, legal, investor relations and human resources. The Company's historical combined condensed financial statements for the three months ended March 31, 2000 include all costs incurred by Baxter on behalf of the Company. However, there are incremental and continuing costs directly attributable to the spin-off, as there is a loss of certain synergies and benefits of economies of scale that existed while Edwards Lifesciences was part of Baxter. Management estimated such incremental costs utilizing Baxter's historical headcount and cost analysis, and the Company's organization chart. The following table is a summary of the estimated incremental costs by significant function for the three months ended March 31, 2000 (in millions):

Accounting, tax and legal	$2.0
Insurance and risk management	1.0
Human resources	1.0
Treasury, investor relations and other costs	1.2

Total	$5.2

(c)
To reflect the estimated interest expense which would have been incurred by Edwards Lifesciences based on the incurrence of $529.0 million of debt at a weighted-average interest rate of approximately 5.5%. An increase or decrease of 0.189 points in the weighted-average interest rate would result in a per annum increase or decrease in interest expense of $1.0 million.

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

5. INVENTORIES

    Inventories consisted of the following:

	March 31, 2001	December 31, 2000
	(in millions)
Raw materials	$23.9	$18.6
Work in process	25.2	19.1
Finished products	39.3	35.3

	$88.4	$73.0

6. CREDIT FACILITIES

    Edwards Lifesciences is a party to two unsecured revolving credit agreements which provide the Company with a maximum aggregate of $605 million in borrowings in multiple currencies. One credit agreement provides for short-term borrowings up to an aggregate of $430 million and expires on March 30, 2005. The other credit agreement, replacing a credit agreement which had expired March 29, 2001, provides for short-term borrowings up to an aggregate of $175 million through March 28, 2002. As of March 31, 2001, borrowings of $352.9 million and $61.5 million were outstanding under the $430 million and the $175 million credit agreements, respectively. All amounts outstanding under the $430 million credit agreement have been classified as long-term obligations, as these short-term borrowings will continue to be refinanced pursuant to this credit agreement.

7. COMPREHENSIVE INCOME

    Reconciliation of net income to comprehensive income is as follows:

	Three Months Ended March 31,
	2001	2000
	(in millions)
Net income	$12.7	$17.3
Other comprehensive income (loss):
Currency translation adjustments	20.9	(3.9)
Unrealized net loss on marketable equity securities	(4.3)	—
Unrealized net loss on derivatives	(2.8)	—

Comprehensive income	$26.5	$13.4

8. EXECUTIVE OPTION PLAN

    Effective January 1, 2001, the Company adopted the Edwards Lifesciences Corporation Executive Option Plan, a non-qualified stock option plan designed to provide benefits to corporate officers and other key executives. The Plan permits participants to exchange all or a portion of their salary and bonus for options to purchase, at a discount, shares of mutual funds or common stock of Edwards Lifesciences. Options may be granted with an exercise price reflecting a discount of up to 75% of the stock's fair market value on the grant date. The discount will equal the amount of foregone salary and bonus earned through the participant's compensation package. Options are generally fully vested on the grant date. Options will generally expire on the tenth anniversary of the grant date. Following termination of employment, participants will have a limited period of time to exercise their vested options, depending on the nature of the termination, as follows: (i) one year following death or disability, (ii) five years following retirement, (iii) upon the termination date if terminated for cause, and (iv) 90 days following termination for a reason other than death, disability, retirement or cause.

Edwards Lifesciences Corporation

Notes to Consolidated Condensed Financial Statements (Continued)

March 31, 2001

(unaudited)

9. RELATED PARTY TRANSACTIONS

    Prior to the Distribution, Baxter provided to the Edwards Lifesciences Business certain legal, treasury, employee benefit, insurance and administrative services. Charges for these services were based on actual costs incurred by Baxter. The bases for the amounts charged to Edwards Lifesciences varied depending on the nature of the service, but generally were determined using headcount, sales, payroll, square footage or other appropriate data, or were determined based on actual utilization of services. Management believes that the bases used for allocating service charges were reasonable. However, the terms of these transactions may differ from those that would result from transactions with unrelated third parties or had Edwards Lifesciences performed these functions on its own.

    Edwards Lifesciences also participated in a centralized cash management program administered by Baxter. Short-term advances from Baxter or excess cash sent to Baxter have been treated as an adjustment to the intercompany account between Baxter and Edwards Lifesciences as of and through March 31, 2000. No interest was allocated to Edwards Lifesciences on this balance.

    The following table summarizes the charges from Baxter for the above-mentioned services prior to the Distribution, as recorded in Edwards Lifesciences' Consolidated Condensed Statements of Operations:

Three Months ended March 31, 2000
(in millions)
Cost of goods sold	$1.6
Selling, general and administrative expenses	10.5
Research and development expenses	0.7

    Effective on the Distribution Date, Baxter and Edwards Lifesciences entered into a series of administrative services agreements pursuant to which Baxter and Edwards Lifesciences continue to provide, for a specified period of time, certain administrative services that each entity historically has provided to the other. These agreements require the parties to pay each other a fee that approximates the actual costs of these services. Edwards Lifesciences has a continuing relationship with Baxter as a customer and supplier for certain products, and uses Baxter as a distributor of the Company's products in certain regions of the world.

10. COMMITMENTS AND CONTINGENCIES

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

    As previously reported, on June 29, 2000, Edwards Lifesciences filed a lawsuit for patent infringement against Medtronic, Inc. which, as now amended, alleges infringement of three of Edwards Lifesciences' United States patents, and filed a lawsuit against St. Jude Medical, Inc. alleging infringement of three patents. The Medtronic lawsuit was filed in the United States District Court for the District of Delaware and the St. Jude lawsuit in the United States District Court for the Central District of California. Both lawsuits seek monetary damages and injunctive relief. Each of Medtronic and St. Jude has answered, and asserted various affirmative defenses and counterclaims. Discovery is proceeding in both lawsuits.

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

11. SEGMENT INFORMATION

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

    Geographic area data includes net sales based on product shipment destination and long-lived asset data is presented based upon physical location.

	Three Months Ended March 31,
	2001	2000
	(in millions)
Net Sales by Geographic Area
United States	$123.3	$125.3
Japan	15.2	45.5
Other countries	53.4	55.2

	$191.9	$226.0

Net Sales by Major Product and Service Lines
Cardiac Surgery	$84.9	$79.0
Critical Care	52.2	61.5
Vascular	13.1	14.6
Perfusion Products and Services	41.3	59.8
Other	0 .4	11.1

	$191.9	$226.0

	March 31, 2001	December 31, 2000
Long-Lived Assets by Geographic Area
United States	$768.9	$778.8
Other countries	25.3	26.0

	$794.2	$804.8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis presents the factors that had a material effect on the results of operations of Edwards Lifesciences during the three months ended March 31, 2001 and 2000. Also discussed is Edwards Lifesciences' financial position as of March 31, 2001. You should read this discussion in conjunction with the historical consolidated condensed financial statements and related notes thereto included elsewhere in this Form 10-Q.

  Overview

    Edwards Lifesciences provides a comprehensive line of products and services to treat late-stage cardiovascular disease. Edwards Lifesciences' sales are categorized in four main product and service lines: cardiac surgery, critical care, vascular, and perfusion products and services. In addition, Edwards Lifesciences offers a diverse grouping of product lines comprised mostly of select distributed products that are sold in international markets, and miscellaneous pharmaceutical products. Edwards Lifesciences is headquartered in Irvine, California, and supplies its products and services to customers in more than 80 countries, both through direct sales and distributor relationships. Edwards Lifesciences'

products are manufactured in locations throughout the world, including Brazil, the Dominican Republic, Japan (through a contractual joint venture with Baxter), The Netherlands, Puerto Rico, Switzerland, and the United States.

    Edwards Lifesciences' cardiac surgery portfolio is comprised of products relating to heart-valve therapy, and cannulae and cardioplegia products used during open-heart surgery. Edwards Lifesciences is the world's leader in, and has been a pioneer in the development and commercialization of, tissue valves and repair products used to replace or repair a patient's diseased or defective heart valve. In the critical care area, Edwards Lifesciences is a world leader in hemodynamic monitoring systems used to measure a patient's heart function, and also provides central venous access products for fluid and drug delivery. Edwards Lifesciences' vascular portfolio includes a line of balloon catheter-based products, surgical clips and inserts, angioscopy equipment, and artificial implantable grafts, and has under development an endovascular system that may be used to treat life-threatening abdominal aortic aneurysms less invasively. In the perfusion products and services category, Edwards Lifesciences develops, manufactures and markets, in regions outside the United States and Western Europe, a diverse line of disposable products used during cardiopulmonary bypass procedures, including oxygenators, blood containers, filters and related devices. Edwards Lifesciences also maintains the world's largest organization of perfusionists, employing approximately 400 full- and part-time perfusionists in the United States who perform an aggregate of approximately 50,000 perfusion procedures for open heart surgery per year.

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

Results of Operations

  Net Sales Trends

    The following is a summary of domestic and international net sales:

	Three months ended March 31,
			Percent change
	2001	2000
	(Dollars in millions)
United States	$123.3	$125.3	(1.6%)
International	68.6	100.7	(31.9%)

Total net sales	$191.9	$226.0	(15.1%)

    The net sales decrease in the United States was due primarily to the Company's partial divestiture of its perfusion products line (see "Perfusion Products and Services"), partially offset by an increase in sales of cardiac surgery products. The decrease in international net sales resulted primarily from a change in accounting for sales in Japan. Subsequent to the Distribution, Edwards Lifesciences only recognizes as sales its shipments into a joint venture with Baxter (see "Joint Venture in Japan"). Excluding this change in accounting in Japan, international net sales would have decreased 4.5% and total net sales would have decreased 2.6%. The adjusted 4.5% decrease in international net sales was due primarily to the Company's divestiture of its perfusion products line in certain regions, partially offset by an increase in sales of cardiac surgery products.

    Net sales were impacted by fluctuations in foreign currency exchange rates, primarily the movement of the United States dollar against the Euro and the Japanese Yen. Excluding the change in accounting in Japan and the impact of changes in foreign currency exchange rates, total net sales would have decreased 0.3%. The impact of foreign currency exchange rate fluctuations on net sales would not necessarily be indicative of the impact on net income due to the corresponding effect of foreign currency exchange rate fluctuations on international manufacturing and operating costs and Edwards Lifesciences' hedging activities. For more information, see "Quantitative and Qualitative Disclosure About Market Risk."

  Joint Venture in Japan

    Subsequent to the Distribution, the cardiovascular business in Japan is being operated pursuant to a joint venture under which a Japanese subsidiary of Baxter retains ownership of the Japanese business assets, but a subsidiary of Edwards Lifesciences holds a 90% profit interest. Edwards Lifesciences has an option to purchase the Japanese business assets that may be exercised no earlier than August 1, 2002 and no later than March 31, 2005. The Japanese operations are included in the Consolidated Condensed Statements of Operations, consistent with the historical treatment of the Company's operations while a part of Baxter. Subsequent to the Distribution, Edwards Lifesciences recognizes as sales its shipments into the joint venture and utilizes the equity method of accounting to record its interest in the operations of the joint venture. On a pro forma basis, sales and other income statement amounts have been adjusted to reflect the Japanese operations on this basis, resulting in pro forma sales of $197.1 million for the three months ended March 31, 2000 (see further pro forma information in Note 4 of Notes to Consolidated Condensed Financial Statements).

  Net Sales by Product Line

    The following table is a summary of net sales by product line:

	Three months ended March 31,
			Percent change
	2001	2000
	(Dollars in millions)
Cardiac surgery	$84.9	$79.0	7.5%
Critical care	52.2	61.5	(15.1%)
Vascular	13.1	14.6	(10.3%)
Perfusion products and services	41.3	59.8	(30.9%)
Other	0.4	11.1	(96.4%)

Total net sales	$191.9	$226.0	(15.1%)

    Assuming the change in accounting for sales in Japan was effective as of January 1, 2000, net sales by product line would have been as follows:

	Three months ended March 31,
			Percent change
	2001	2000
	(Dollars in millions)
Cardiac surgery	$84.9	$76.6	10.8%
Critical care	52.2	51.6	1.2%
Vascular	13.1	13.7	(4.4%)
Perfusion products and services	41.3	54.9	(24.8%)
Other	0.4	0.3	33.3%

Total net sales	$191.9	$197.1	(2.6%)

    Excluding the change in accounting for sales in Japan and the impact of foreign currency exchange rate fluctuations, net sales by product line ("Adjusted Net Sales") would have been as follows:

	Three months ended March 31,
			Percent change
	2001	2000
	(Dollars in millions)
Cardiac surgery	$83.8	$74.1	13.1%
Critical care	52.0	49.7	4.6%
Vascular	13.0	13.2	(1.5%)
Perfusion products and services	41.3	53.8	(23.2%)
Other	0.4	0.3	33.3%

Total net sales	$190.5	$191.1	(0.3%)

  Cardiac Surgery

    Effective June 30, 2000, Edwards Lifesciences divested the mechanical cardiac assist product line. Assuming the divestiture occurred on January 1, 2000, Adjusted Net Sales of cardiac surgery products would have increased 15.3% for the three months ended March 31, 2001. The growth in this product line resulted primarily from an overall increase in heart valve procedures and continued strong sales of pericardial tissue valves and heart valve products, partially offset by a decline in porcine tissue valves. Management expects that its heart-valve therapy products will continue to serve as a key driver of Edwards Lifesciences' sales growth.

  Critical Care

    The Adjusted Net Sales growth for critical care products was due primarily to upgrading customers to more advanced technology catheter products from base hemodynamic catheters and continued penetration of the hemofiltration market. Critical care products have been, and are expected to continue to be, significant contributors to Edwards Lifesciences' total sales. Management believes that future sales growth of critical care products could be negatively impacted by global pricing pressures, including anticipated decreased governmental reimbursement in Japan.

  Vascular

    The decline in Adjusted Net Sales for vascular products resulted primarily from the currently suspended sales of the Lifepath AAA Endovascular Graft System. During August 2000, Edwards

Lifesciences commenced United States sales of its Thrombex PMT percutaneous mechanical thrombectomy system, a device used for removing blood clots from the access grafts of hemodialysis patients. Management expects that this new product will have a positive impact on future sales of vascular products.

  Perfusion Products and Services

    Effective August 31, 2000, Edwards Lifesciences divested its perfusion products line in the United States and Western Europe. Assuming this action had occurred on January 1, 2000, Adjusted Net Sales of perfusion products and services would have decreased 4.6%. Management believes that the decrease was due primarily to an increase in the number of "beating heart" coronary artery bypass surgeries, particularly in the United States and Western Europe, and this trend reduced the need for perfusion services.

  Other

    Other sales include a diverse grouping of product lines comprised primarily of select distributed products that are sold in international regions, and miscellaneous pharmaceutical products. This category of sales fluctuates based on the timing of new or terminated distribution agreements, foreign currency exchange rates, and other factors and events.

  Gross Profit

	Three months ended March 31,		Percentage Point Increase
	2001	2000
Gross profit percentage	49.9%	47.6%	2.3 pts.

    Reflecting the Japanese operations on the equity method for the quarter ended March 31, 2000, the gross profit percentages ("Adjusted Percentage") were 49.9% and 46.1% for the quarters ended March 31, 2001 and 2000, respectively.

    The increase in the Adjusted Percentage was due primarily to product line mix. During 2000, the Company divested two of its lower margin product lines (see "Net Sales by Product Line"). Additionally, during the quarter ended March 31, 2001, the Company achieved increased sales of higher-margin cardiac surgery products. Partially offsetting the increases were (a) the adverse impact of foreign currency exchange rates, primarily the weakening of the Yen and Euro against the United States dollar, and (b) certain inefficiences in manufacturing costs which lowered the gross margin percentage for the quarter ended March 31, 2000.

  Selling General and Administrative (S, G & A) Expenses

	Three months ended March 31,		Percentage Point Increase
	2001	2000
S, G & A expenses as a percentage of sales	28.0%	26.4%	1.6 pts.

    Reflecting the Japan operations on the equity method for the quarter ended March 31, 2000, the S,G&A expenses as a percentage of sales ("Adjusted Percentage") were 28.0% and 23.9% for the quarters ended March 31, 2001 and 2000, respectively.

    The increase in the Adjusted Percentage is due primarily to (a) additional personnel costs and expenses associated with the Company's operation as an independent company commencing April 1,

2000, and (b) one-time costs associated with the strategic realignment of the Company, partially offset by (a) a favorable impact of foreign currency exchange rates fluctuations, primarily the weakening of the Euro, and (b) reduced spending resulting from the divestitures of the mechanical cardiac assist and perfusion products lines during 2000.

  Research and Development Expenses

	Three months ended March 31,		Increase (Decrease)
	2001	2000
	(dollars in millions)
Research and development expenses	$13.1	$13.8	(5.1%)
Research and development expenses as a percentage of sales	6.8%	6.1%	0.7 pts

    Reflecting the Japan operations on the equity method for the quarter ended March 31, 2000 and assuming the divestitures of the mechanical cardiac assist and perfusion products lines occurred on January 1, 2000, research and development expenses as a percentage of sales ("Adjusted Percentage") would have been 6.8% and 5.4% for the quarters ended March 31, 2001 and 2000, respectively.

    The Adjusted Percentage increase in research and development expenses for the quarter ended March 31, 2001 reflects Edwards Lifesciences' strong commitment to bolster its research and development spending in the future with the goal of developing and commercializing new innovative products and therapies that enhance performance and patient quality of life, and address cost-containment issues.

  Goodwill Amortization

    The reduction in goodwill amortization for the quarter ended March 31, 2001 resulted primarily from the write-down of goodwill related to the partial divestiture of the Company's line of perfusion products effective June 30, 2000.

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

  Other Expense, net

    The increase in other expense, net for the quarter ended March 31, 2001 results primarily from fluctuations in currency exchange rates related to global intercompany balances.

  Provision for Income Taxes

    The effective income tax rate for Edwards Lifesciences was approximately 29% and 26% for the quarters ended March 31, 2001 and 2000, respectively. The increase in the effective income tax rate is due to strong current and forecasted sales growth from products manufactured and sold in the United States, one of the Company's highest tax jurisdictions.

Liquidity and Capital Resources

    The Company's sources of cash liquidity include cash on hand and cash equivalents, cash from operations, amounts available under credit facilities and other external sources of funds. The Company believes that these sources are sufficient to fund the current requirements of working capital, capital expenditures and other financial commitments. The Company further believes that it has the financial flexibility to attract long-term capital to fund short-term and long-term growth objectives. However, no assurances can be given that such long-term capital will be available to Edwards Lifesciences on favorable terms, or at all.

    Cash flows provided by operating activities for three months ended March 31, 2001 decreased $25.8 million due primarily to reduced accounts receivable collections, an increase in inventory levels and lower earnings. Partially offsetting these decreases was a reduction in payments to vendors.

    Uses of cash for investing activities for the three months ended March 31, 2001 included a $4 million investment in PLC Medical Systems, Inc. Uses of cash for investing activities for the three months ended March 31, 2000 included the $12.5 million purchase of two convertible debentures in Sangamo Biosciences, Inc. and a $4.5 million investment in A-Med Systems, Inc. Capital expenditures have remained relatively constant.

    Cash flows from financing activities during the three months ended March 31, 2001 included (a) a $2.4 million installment payment on the note receivable from Jostra AG and (b) additional funding of $2.6 million received by the Company from its accounts receivable securitization program.

    As of March 31, 2001, Edwards Lifesciences had credit facilities in place for $605 million and had borrowed $414.4 million against the credit facilities (see further information in Note 6 of Notes to Consolidated Condensed Financial Statements). The initial proceeds of the credit facilities were used to repay intercompany debt to Baxter, satisfy initial working capital requirements, and execute asset transfers from Baxter. The Company incurred approximately $3.0 million of fees during the three months ended March 31, 2000 associated with obtaining the credit facilities.

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

New Accounting and Disclosure Standard Adopted

    Effective January 1, 2001, Edwards Lifesciences adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Accounting for the gain or loss due to changes in fair value of the derivative instrument depends on whether the derivative qualifies as a hedge. If the derivative instrument does not qualify as a hedge, the gains or losses are reported in earnings when they occur. If the derivative instrument qualifies as a hedge, the accounting varies based upon the type of risk being hedged.

    Adopting the provisions of SFAS No. 133 on January 1, 2001 resulted in a one-time cumulative after-tax reduction in net income of $1.5 million. In addition, the Company recorded the following one-time cumulative after-tax adjustments in Accumulated Other Comprehensive Income as of January 1, 2001:

Unrealized Gain (Loss)
(in millions)
Related to previously designated cash flow hedging relationships:
Fair value of hedging instruments	$(6.9)
Previously deferred hedging gains and losses	1.5

Total cumulative effect of adoption on Other Comprehensive
Income, net of tax	$(5.4)

    For the three months ended March 31, 2001, the Company reclassified from Accumulated Other Comprehensive Income a net gain of $1.2 million (reported in Cost of Goods Sold ($1.5 million gain) and Interest Expense, net ($0.3 million loss) in the Consolidated Condensed Statements of Operations). The Company expects that within the twelve-month period commencing April 1, 2001, it will reclassify to earnings a $2.1 million gain currently recorded in Accumulated Other Comprehensive Income. During the three months ended March 31, 2001, the Company recognized a $0.9 million after-tax loss due to hedge ineffectiveness primarily related to the time value of option contracts.

  Hedging Instruments

    Edwards Lifesciences maintains an overall risk management strategy that incorporates the use of a variety of interest rate and currency derivative financial instruments to mitigate its exposure to significant unplanned fluctuations in earnings caused by volatility in interest rate and currency exchange rates. Derivative instruments that are used as part of the Company's interest and foreign exchange rate management strategy include interest rate swaps, option-based products and forward exchange contracts. These instruments are designated as cash flow hedges. Edwards Lifesciences does not use any of these instruments for trading or speculative purposes.

    The Company uses interest rate swaps to convert floating-rate debt to fixed-rate debt. The Company's interest rate swap agreeements involve agreements to a pay fixed rate and receive a floating rate, at specified intervals, calculated on an agreed-upon notional amount. The debt and amounts that the Company hedges are determined based on prevailing market conditions and the current shape of the yield curve. Interest rate swap agreements are executed as an integral part of specific debt transactions.

    The Company utilizes forward exchange contracts and option contracts to hedge a portion of its exposure to forecasted intercompany foreign currency transactions. These contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates. These contracts are entered into to reduce the risk that the Company's earnings and cash flows resulting from certain forecasted intercompany transactions will be adversely affected by changes in foreign currency exchange rates.

    Derivative instruments used by Edwards Lifesciences involve, to varying degrees, elements of credit risk, in the event a counterparty should default, and market risk, as the instruments are subject to rate and price fluctuations. Credit risk is managed through the use of credit standard guidelines, counterparty diversification, monitoring of counterparty financial condition and International Swap Dealers Association master netting agreements in place with all derivative counterparties. All derivative financial instruments are with commercial banks and investment banking firms assigned investment grade ratings of "AA" or better with national rating agencies.

  Accounting for Derivatives and Hedging Activities

    All derivatives are recognized on the balance sheet at their fair value. On the date that the Company enters into a derivative contract, it designates the derivative as either (a) a hedge of a forecasted transaction or the variability of cash flows that are to be received or paid in connection with a recognized asset or liabiltiy (a "cash flow" hedge), or (b) a hedge of an exposure to changes in the fair value of an asset, liability or an unrecognized firm commitment (a "fair value" hedge). Changes in the fair value of a derivative that is highly effective, and that is designated and qualifies as a cash flow hedge to the extent that the hedge is effective, are recorded in Other Comprehensive Income until earnings are affected by the variability of cash flows of the hedged transaction (e.g., until periodic settlements of a variable asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecased transaction) is recorded in current-period earnings. Changes in the fair value of a derivative that exceed the variabilty in the cash flows of the forecasted transaction are recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective, and that is designated and qualifies as a foreign-currency hedge, are recorded in either current-period earnings or Other Comprehensive Income, depending on whether the hedging relationship satisfies the criteria for a fair-value or cash-flow hedge.

    The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges or specific firm commitments or forecasted transactions. The Company also formally assesses (both at the hedge's inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. All components of each derivative's gain or loss are included in the assessment of hedge effectiveness, except for the time value of option contracts.

    When it is determined that a derivative is not, or has ceased to be, highly effective as a hedge, the Company discontinues hedge accounting prospectively. A derivative ceases to be highly effective when (a) the Company determines that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item such as firm commitments or forecasted transactions, (b) it is no longer probable that the forecasted transaction will occur, (c) the derivative expires or is sold, terminated, or exercised, or (d) management determines that designating the derivative as a hedging instrument is no longer appropriate.

    When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in Accumulated Other Comprehensive Income and is reclassified into earnings when the forecasted transaction affects earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in Accumulated Other Comprehensive Income will be recognized immediately in earnings. In a situation in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current-period earnings.

New Accounting and Disclosure Standard Issued

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

    For the period prior to the Distribution, Edwards Lifesciences was considered in Baxter's overall risk management strategy. As part of this strategy, Baxter managed its foreign currency exchange rate risk to an acceptable level based on its judgment of the appropriate trade-off between risk, opportunity and costs. With respect to Edwards Lifesciences' currency risks, Baxter primarily utilized options to hedge these exposures.

    Edwards Lifesciences now manages its exposure to foreign currency fluctuations to minimize earnings and cash flow volatility associated with foreign exchange rate changes. In order to reduce the risk of foreign currency exchange rate fluctuations, Edwards Lifesciences has established a policy of hedging a substantial portion of its expected foreign currency denominated cash flow from operations. The instruments that Edwards Lifesciences uses for hedging are readily marketable traded forward contracts and options with financial institutions. Edwards Lifesciences expects that the changes in fair value of such contracts will have a high correlation to the price changes in the related hedged cash flow. Edwards Lifesciences does not expect that the risk of transaction gains or losses from changes in the fair value of its foreign exchange position will be material because most transactions will occur in either the functional currency or in a currency that has a high correlation to the functional currency. The principal currencies that Edwards Lifesciences hedges are the Japanese Yen and the Euro, which present the primary risk of loss. Any gains and losses on these hedge contracts are expected to offset changes in the value of the related exposures. Edwards Lifesciences will enter into foreign currency transactions only to the extent that foreign currency exposure exists; it will not enter into foreign currency transactions for speculative purposes.

    Edwards Lifesciences utilizes interest rate swap agreements in managing its exposure to interest rate fluctuations. Interest rate swap agreements are executed as an integral part of specific debt transactions. The differential paid or received on interest rate swap agreements is recorded as an adjustment to interest expense over the term of the agreements. Edwards Lifesciences' interest rate swap agreements involve agreements to receive a floating rate and pay a fixed rate, at specified intervals, calculated on an agreed-upon notional amount. As of March 31, 2001, Edwards Lifesciences had in place four interest rate swaps with a total notional amount of $247.7 million to swap floating rate United States dollar and Yen denominated debt obtained under the Company's revolving credit facilities for fixed rates. The original maturities of the interest rate swap agreements are three months.

Forward-Looking Statements

    This Form 10-Q and other materials filed or to be filed by Edwards Lifesciences with the SEC (as well as information included in oral statements or other written statements made, or to be made, by Edwards Lifesciences) contain, or will contain, disclosures that are "forward-looking statements." Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as "may", "believe," "will," "expect," "project," "estimate," "anticipate," "plan," or "continue." These forward-looking statements are based on the current plans and expectations of management and are subject to a number of uncertainties and risks that could significantly affect current plans and expectations and the future financial condition and results of Edwards Lifesciences. These factors include, but are not limited to:

  •
  the highly competitive nature of the health care industry;
  •
  the efforts of insurers, health care providers and others to contain health care costs;
  •
  possible changes in United States or foreign programs that may further limit reimbursements to health care providers and insurers;
  •
  changes in federal, state or local regulation affecting the health care industry;
  •
  the possible enactment of federal or state health care reform;
  •
  the departure of key executive officers from Edwards Lifesciences;
  •
  claims and legal actions relating to product liability;
  •
  fluctuations in the market value of Edwards Lifesciences common stock;
  •
  changes in accounting practices;
  •
  changes in general economic conditions and foreign currency fluctuations;
  •
  product demand and risks associated with industry acceptance;
  •
  new product development and commercialization;
  •
  the receipt of timely regulatory approvals; and
  •
  other risk factors described above.

    As a consequence, current plans, anticipated actions and future financial conditions and results may materially differ from those expressed in any forward-looking statements made by or on behalf of Edwards Lifesciences. Shareholders are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Form 10-Q.

Trademarks

    Advanced Venous Access, Edwards Lifesciences, Edwards, Lifepath AAA and Thrombex PMT are trademarks of Edwards Lifesciences Corporation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

    As previously reported, on June 29, 2000, Edwards Lifesciences filed a lawsuit for patent infringement against Medtronic, Inc. which, as now amended, alleges infringement of three of Edwards Lifesciences' United States patents, and filed a lawsuit against St. Jude Medical, Inc. alleging infringement of three patents. The Medtronic lawsuit was filed in the United States District Court for the District of Delaware and the St. Jude lawsuit in the United States District Court for the Central District of California. Both lawsuits seek monetary damages and injunctive relief. Each of Medtronic and St. Jude has answered, and asserted various affirmative defenses and counterclaims. Discovery is proceeding in both lawsuits.

Item 6. Exhibits and Reports on Form 8-K.

(a)
Exhibits

  Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto.

(b)
Reports on Form 8-K

  None.

Signature

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDWARDS LIFESCIENCES CORPORATION (Registrant)
Date: May 15, 2001	By: /s/ Bruce J. Bentcover Bruce J. Bentcover Corporate Vice President, Chief Financial Officer and Treasurer

EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Edwards Lifesciences Corporation (a)
3.2	Amended and Restated Bylaws of Edwards Lifesciences Corporation (a)
3.3	Form of Certificate of Designation for Edwards Lifesciences Corporation Series A Junior Participating Preferred Stock (included as Exhibit A to Exhibit 10.9) (a)
4.1	Specimen form of certificate representing Edwards Lifesciences Corporation common stock (a)
10.1	Form of Agreement and Plan of Reorganization, to be entered into between Edwards Lifesciences Corporation and Baxter International Inc. (a)
10.2	Form of Tax Sharing Agreement, to be entered into between Edwards Lifesciences Corporation and Baxter International Inc. (a)
10.3	Edwards Lifesciences Corporation Long-Term Stock Incentive Compensation Program (a)
10.4	Form of Edwards Lifesciences Corporation Change in Control Severance Agreement (h)
10.5	Employment Agreement for Michael A. Mussallem (h)
10.9	Form of Rights Agreement between Edwards Lifesciences Corporation and EquiServe Trust Company, N.A., as Rights Agent, dated as of March 31, 2000 (a)
10.10	Services and Distribution Agreement between Edwards Lifesciences LLC, as successor in interest to Baxter Healthcare Corporation, and Allegiance Healthcare Corporation, dated as of October 1, 1996. CONFIDENTIAL INFORMATION APPEARING IN THIS DOCUMENT HAS BEEN OMITTED AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION IN ACCORDANCE WITH SECTION 24(b) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED AND RULE 24b-2 PROMULGATED THEREUNDER. OMITTED INFORMATION HAS BEEN REPLACED WITH ASTERISKS (a)
10.11	Form of Employment Agreement (a)
10.12	Form of Consulting Agreement (a)
10.13	Form of Outgoing Confidentiality Agreement (a)
10.14	Edwards Lifesciences Corporation Nonemployee Directors and Consultants Stock Incentive Program (a)
10.16	Form of Tokumei Kumiai Agreement by and between Baxter Limited and Edwards Lifesciences Finance Limited, dated as of April 1, 2000 (a)
10.17	Form of Option Agreement by and between Baxter Limited and Edwards Lifesciences Limited, dated as of April 1, 2000 (a)
10.18	Form of Japan Distribution Agreement by and between Baxter Limited and Edwards Lifesciences LLC, dated as of April 1, 2000 (a)
10.19	Five Year Credit Agreement dated as of March 30, 2000, among Edwards Lifesciences Corporation, a Delaware corporation; the Swiss Borrowers; the Japanese Borrowers; the Lenders from time to time party hereto; The Chase Manhattan Bank, as Administrative Agent; Chase Manhattan International Limited, as London Agent; The Fuji Bank, Limited, as the Tokyo Agent; Bank One, N.A., as Syndication Agent; and Credit Suisse First Boston, as Documentation Agent (b)

10.20	364-Day Credit Agreement dated as of March 30, 2000, among Edwards Lifesciences Corporation, a Delaware corporation; the Lenders from time to time party hereto. The Chase Manhattan Bank, as Administrative Agent; Bank One, N.A., as Syndication Agent; and Credit Suisse First Boston, as Documentation Agent (b)
10.21	Edwards Lifesciences Corporation Severance Pay Plan (b)
10.22	Contribution Agreement by and among Edwards Lifesciences LLC, Edwards Novacor LLC, WorldHeart Corporation and Valentine Acquisition Corp. dated as of May 24, 2000 (c)
10.23	Amendment No. 1, dated as of June 30, 2000, to the Five Year Credit Agreement dated as of March 30, 2000, among Edwards Lifesciences Corporation, a Delaware corporation; the Swiss Borrowers; the Japanese Borrowers; the Lenders from time to time party thereto; The Chase Manhattan Bank, as Administrative Agent; Chase Manhattan International Limited, as London Agent; The Fuji Bank, Limited, as the Tokyo Agent; Bank One, N.A., as Syndication Agent; and Credit Suisse First Boston, as Documentation Agent, and to the 364-Day Credit Agreement dated as of March 30, 2000, among Edwards Lifesciences Corporation, the Lenders from time to time party thereto, The Chase Manhattan Bank, as Administrative Agent, Bank One, N.A., as Syndication Agent and Credit Suisse First Boston, as Document Agent (c)
10.24	Edwards Lifesciences Corporation Long-Term Stock Incentive Compensation Program (as amended and restated July 12, 2000 (d)
10.25	Edwards Lifesciences Corporation Nonemployee Directors and Consultants Stock Incentive Program (as amended and restated July 12, 2000) (d)
10.26	Edwards Lifesciences Corporation Executive Option Plan (e)
10.27	Edwards Lifesciences Corporation of Puerto Rico Savings and Investment Plan (f)
10.28	Edwards Lifesciences Corporation 401(k) Savings and Investment Plan (g)
10.29	Edwards Lifesciences Corporation 2001 Incentive Plan (h)
10.30	Amendment No. 2, dated as of March 29, 2001, to the Five Year Credit Agreement dated as of March 30, 2000 among Edwards Lifesciences Corporation, a Delaware corporation; the Swiss Borrowers; the Japanese Borrowers; the Lenders from time to time party thereto; The Chase Manhattan Bank, as Administrative Agent; Chase Manhattan International Limited, as London Agent; The Fuji Bank, Limited, as the Tokyo Agent; Bank One, N.A., as Syndication Agent; and Credit Suisse First Boston, as Documentation Agent
10.31	Amended and Restated 364-Day Credit Agreement dated as of March 29, 2001 among Edwards Lifesciences Corporation, as Borrower; the lenders Party hereto; The Chase Manhattan Bank, as Administrative Agent; Credit Suisse First Boston, as Syndication Agent; and The Bank of Nova Scotia, as Documentation Agent; JP Morgan, a division of Chase Securities Inc., as Advisor, Lead Arranger and Bookrunner
21.1	Subsidiaries of Edwards Lifesciences Corporation (h)

(a)
Incorporation by reference to the cited exhibit in Edwards Lifesciences' Registration Statement on Form 10 (File No. 001-15525).

(b)
Incorporated by reference to the cited exhibit in Edwards Lifesciences' Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, under the Securities Exchange Act of 1934.

(c)
Incorporated by reference to the cited exhibit in Edwards Lifesciences' Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, under the Securities Exchange Act of 1934.

(d)
Incorporated by reference to the cited exhibit in Edwards Lifesciences' Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, under the Securities Exchange Act of 1934.

(e)
Incorporated by reference to Exhibit 4.4 in Edwards Lifesciences' Registration Statement on Form S-8 (File No. 333-52332).

(f)
Incorporated by reference to Exhibit 4.3 in Edwards Lifesciences' Registration Statement on Form S-8 (File No. 333-40434).

(g)
Incorporated by reference to Exhibit 4.3 in Edwards Lifesciences' Registration Statement on Form S-8 (File No. 333-33056).

(h)
Incorporated by reference to the cited exhibit in Edwards Lifesciences Annual Report on Form 10-K for the annual period ended December 31, 2000, under the Securities Exchange Act of 1934.

QuickLinks

EDWARDS LIFESCIENCES CORPORATION FORM 10-Q For the quarterly period ended March 31, 2001 TABLE OF CONTENTS
Part I. Financial Information
PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS (unaudited)(in millions, except per share data)
PART II. OTHER INFORMATION
Signature
EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION