Form 10-Q
period 2001-06-30
EDWARDS LIFESCIENCES CORP
filed 2001-08-13
CIK 1099800

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

Yes   X         No

    The number of shares of the registrant's Common Stock, par value $1.00 per share, outstanding as of July 31, 2001, the latest practicable date, was 58,965,053 shares.

EDWARDS LIFESCIENCES CORPORATION

FORM 10-Q
For the quarterly period ended June 30, 2001

TABLE OF CONTENTS

Part I. Financial Information

Item 1. Financial Statements

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(unaudited) (in millions, except share data)

	June 30, 2001	December 31, 2000
ASSETS
Current assets
Cash and cash equivalents	$61.6	$28.1
Accounts and other receivables, net	116.4	129.3
Inventories	77.2	73.0
Deferred income taxes	22.0	23.3
Prepaid expenses and other current assets	39.0	29.3

Total current assets	316.2	283.0
Property, plant and equipment, net	173.5	182.4
Goodwill and other intangibles, net	408.0	511.0
Investments in unconsolidated affiliates	95.2	97.5
Other assets	14.3	12.9

	$1,007.2	$1,086.8

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$149.9	$157.4
Short-term debt	49.2	61.4

Total current liabilities	199.1	218.8

Long-term debt	339.0	367.0
Other liabilities	53.4	61.4
Commitments and contingent liabilities
Stockholders' equity
Common stock, $1.00 par value, 350,000,000 shares authorized, 58,946,888 and 58,668,393 shares outstanding	58.9	58.7
Additional contributed capital	281.3	277.4
Retained earnings	56.1	102.9
Accumulated other comprehensive income	19.4	0.6

Total stockholders' equity	415.7	439.6

	$1,007.2	$1,086.8

The accompanying notes are an integral part of these consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited) (in millions, except per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Net sales	$192.4	$204.6	$384.3	$430.6
Cost of goods sold	95.2	114.4	191.4	232.9

Gross profit	97.2	90.2	192.9	197.7
Selling, general and administrative expenses	52.7	59.4	106.5	119.0
Research and development expenses	13.5	14.3	26.6	28.1
Goodwill amortization	5.7	8.6	11.4	17.2
Disposition of assets and other non-recurring charges	83.0	300.5	83.0	300.5
Non-recurring spin-off expenses	—	17.0	—	18.4
Other operating income	(4.4)	(5.6)	(8.3)	(5.6)

Operating loss	(53.3)	(304.0)	(26.3)	(279.9)
Interest expense, net	10.9	6.4	16.4	6.4
Other expense, net	7.5	0.4	9.0	1.1

Loss before provision for income taxes	(71.7)	(310.8)	(51.7)	(287.4)
Provision (benefit) for income taxes	(16.0)	(1.5)	(10.2)	4.6

Loss before cumulative effect of change in accounting principle	(55.7)	(309.3)	(41.5)	(292.0)
Cumulative effect of change in accounting principle, net of tax (Note 4)	—	—	(1.5)	—

Net loss	$(55.7)	$(309.3)	$(43.0)	$(292.0)

Share information:
Earnings per basic and diluted share
Loss before cumulative effect of change in accounting principle	$(0.95)	$(5.31)	$(0.71)
Cumulative effect of change in accounting principle (Note 4)	$—	$—	$(.03)
Net loss	$(0.95)	$(5.31)	$(0.73)
Weighted average number of common shares outstanding
Basic	58.8	58.2	58.8
Diluted	58.8	58.2	58.8

The accompanying notes are an integral part of these consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited) (in millions)

	Six Months Ended June 30,
	2001	2000
Cash flows from operating activities
Net loss	$(43.0)	$(292.0)
Adjustments
Disposition and write-down of assets and other non-recurring charges	89.4	322.9
Depreciation and amortization	31.5	43.9
Cumulative effect of change in accounting principle (Note 4)	1.5	—
Other	(10.2)	3.9
Changes in operating assets and liabilities, net of effect from asset dispositions and de-consolidation of Japan business (Notes 1 and 3)
Accounts and other receivables	(10.7)	(11.8)
Inventories	(14.0)	10.6
Accounts payable and accrued liabilities	(10.4)	(19.8)
Other	(8.1)	(13.1)

Net cash provided by operating activities	26.0	44.6

Cash flows from investing activities
Proceeds from sale of business	45.0	—
Capital expenditures	(18.8)	(21.2)
Investments in unconsolidated affiliates	(6.7)	(27.0)
Purchase of convertible debentures	—	(12.5)

Net cash provided by (used in) investing activities	19.5	(60.7)

Cash flows from financing activities
Proceeds from issuance of short-term debt	24.9	210.0
Payments on short-term debt	(36.9)	—
Proceeds from issuance of long-term debt	127.3	352.5
Payments on long-term debt	(135.3)	(32.0)
Debt issuance costs	(0.7)	(3.0)
Proceeds from notes receivable	4.9	—
Proceeds from stock plans	3.2	—
Proceeds from accounts receivable securitization	0.7	—
Investment by Baxter International Inc.	—	(511.0)

Net cash provided by (used in) financing activities	(11.9)	16.5

Effect of currency exchange rate changes on cash	(0.1)	1.6

Net increase in cash and cash equivalents	33.5	2.0
Cash and cash equivalents at beginning of period	28.1	—

Cash and cash equivalents at end of period	$61.6	$2.0

Supplemental disclosure of noncash activity
Deconsolidation of Japan business (Note 1)	$—	$42.8
Net assets sold in consideration for convertible preferred stock	—	13.0

The accompanying notes are an integral part of these consolidated condensed financial statements.

Edwards Lifesciences Corporation

Notes to Consolidated Condensed Financial Statements

June 30, 2001

(unaudited)

1. DESCRIPTION OF BUSINESS

    Edwards Lifesciences Corporation ("Edwards Lifesciences") provides a comprehensive line of products and services to treat late-stage cardiovascular disease. Edwards Lifesciences' sales are categorized in four main product and service lines: (a) cardiac surgery, (b) critical care, (c) vascular and (d) perfusion products and services. Edwards Lifesciences' cardiac surgery portfolio is comprised of products relating to heart-valve therapy, and cannulae and cardioplegia products used during open-heart surgery. Edwards Lifesciences is the world's leader in, and has been a pioneer in the development and commercialization of, tissue valves and repair products used to replace or repair a patient's diseased or defective heart valve. In the critical care area, Edwards Lifesciences is a world leader in hemodynamic monitoring systems that are used to measure a patient's heart function, and also provides central venous access products for fluid and drug delivery. Edwards Lifesciences' vascular product lines include a line of balloon catheter-based products, surgical clips and inserts, angioscopy equipment, and artificial implantable grafts, and has under development an endovascular system that may be used to treat life-threatening abdominal aortic aneurysms less invasively. In the perfusion products and services category, Edwards Lifesciences develops, manufactures and markets, in regions outside the United States and Western Europe, a diverse line of disposable products used during cardiopulmonary bypass procedures, including oxygenators, blood containers, filters and related devices. Effective June 30, 2001, the Company sold its perfusion services business in the United States to an affiliate of Fresenius Medical Care AG (see Note 3). The Company continues to maintain its perfusion services business in Europe.

    Edwards Lifesciences' cardiovascular business in Japan is being operated pursuant to a joint venture under which a Japanese subsidiary of Baxter International Inc. ("Baxter") retains ownership of the Japanese business assets, but a subsidiary of Edwards Lifesciences holds a 90% profit interest. Edwards Lifesciences has an option to purchase the Japanese business assets that may be exercised no earlier than August 1, 2002 and no later than March 31, 2005. The Japanese operations are consolidated in the accompanying Consolidated Condensed Statements of Operations for the three months ended March 31, 2000, consistent with the treatment of the Company's operations while a part of Baxter. Subsequent to March 31, 2000, Edwards Lifesciences recognizes as sales its shipments into the joint venture and utilizes the equity method of accounting to record its interest in the operations of the joint venture in Other Operating Income.

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

    No earnings per share data for the six months ended June 30, 2000 is presented as the Edwards Lifesciences earnings were part of Baxter's earnings through the close of business on March 31, 2000. Baxter has had no ownership interest in Edwards Lifesciences after March 31, 2000. Baxter performs certain services for Edwards Lifesciences pursuant to various agreements that are outlined in Note 8. Edwards Lifesciences has indemnified Baxter against certain lease and other liabilities as outlined in Note 9.

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

    The consolidated condensed financial statements include the accounts of Edwards Lifesciences and its subsidiaries. Prior to 2001, certain operations outside the United States had been included in the consolidated financial statements on the basis of fiscal years ending November 30 in order to facilitate timely consolidation. This one-month lag was eliminated as of the beginning of 2001 for these international operations as it was no longer required to achieve a timely consolidation. The December 2000 net loss from operations of $3.8 million for theses entities was recorded as an adjustment to January 1, 2001 retained earnings.

    In the opinion of management, the interim consolidated condensed financial statements reflect all adjustments necessary for a fair presentation of the interim periods. All such adjustments are of a normal, recurring nature. Certain reclassifications of previously reported amounts have been made to conform to classifications used in the current period. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

3. DISPOSITION OF ASSETS AND OTHER NON-RECURRING CHARGES

  Loss on Sale of Assets ($68.2 million)

    Effective June 30, 2001, the Company sold the stock of Edwards Lifesciences Cardiovascular Resources, Inc. ("ELCR") to Fresenius Medical Care AG ("Fresenius") for cash proceeds of $45 million (the "Sale"), resulting in a pre-tax loss of $68.2 million. ELCR provides and manages perfusionists, monitoring systems, capital equipment and disposable material on a contract service basis to hospitals in the United States and Puerto Rico. Net sales of ELCR were approximately $30 million during the quarter ended June 30, 2001.

    The following unaudited pro forma consolidated condensed statement of operations for the six months ended June 30, 2001 gives effect to the sale to Fresenius by Edwards Lifesciences as if the Sale had occurred on January 1, 2001. The unaudited pro forma consolidated condensed statement of operations does not purport to be indicative of either the results of future operations or the results of operations that would have occurred had the Sale been consummated on January 1, 2001. The following are in millions, except per share amounts:

Six Months Ended June 30, 2001
Net sales	$323.3
Net loss	42.0
Net loss per share:
Basic	0.71
Diluted	0.71

  Other Non-recurring Charges ($14.8 million)

    Based upon the non-strategic nature and declining profitability of certain products in the Company's portfolio (including certain distributed products), during the quarter ended June 30, 2001 the Company decided to discontinue its sales effort of these products. The long-lived assets or the investments in these products were evaluated to determine whether any impairment in their recoverability existed at the determination date by assessing whether the estimated cash flows of the products or investments over the estimated lives of the related assets were sufficient to recover their costs. Where such cash flows were insufficient, the Company utilized a discounted cash flow model to estimate the fair value of assets or investments and recorded an impairment charge to adjust the carrying values to estimated fair values. As a result of this evaluation, Edwards Lifesciences recorded a non-cash charge of $14.8 million primarily related to the impairment of intangibles ($8.3 million), the impairment of an investment ($5.5 million) and the write-down of non-productive assets ($1.0 million).

4. CHANGE IN ACCOUNTING PRINCIPLE

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

    Adopting the provisions of SFAS No. 133 on January 1, 2001 resulted in a one-time cumulative after-tax reduction in net income of $1.5 million. In addition, the Company recorded the following one-

time cumulative after-tax adjustments in Accumulated Other Comprehensive Income as of January 1, 2001:

Unrealized Gain (Loss)
(in millions)
Related to previously designated cash flow hedging relationships:
Fair value of hedging instruments	$(6.9)
Previously deferred hedging gains and losses	1.5

Total cumulative effect of adoption on Other Comprehensive Income, net of tax	$(5.4)

    For the three months ended June 30, 2001, the Company reclassified from Accumulated Other Comprehensive Income a net gain of $1.2 million to Cost of Goods Sold and a net loss of $7.4 million to Interest Expense, net. For the six months ended June 30, 2001, the Company reclassified from Accumulated Other Comprehensive Income a net gain of $3.7 million to Cost of Goods Sold and a net loss of $7.9 million to Interest Expense, net. Included in the amounts reclassified to Interest Expense, net for three months ended June 30, 2001 is a $6.2 million charge related to the termination of an interest rate swap agreement.

    The Company expects that during the next 12 months, it will reclassify to earnings a $3.9 million gain, currently recorded in Accumulated Other Comprehensive Income. During the three and six months ended June 30, 2001, the Company recognized a $0.2 million and $1.7 million loss, respectively, due to hedge ineffectiveness primarily related to the time value of option contracts.

  Hedging Instruments

    Edwards Lifesciences maintains an overall risk management strategy that incorporates the use of a variety of interest rate and currency derivative financial instruments to mitigate its exposure to significant unplanned fluctuations in earnings caused by volatility in interest rates and currency exchange rates. Derivative instruments that are used as part of the Company's interest and foreign exchange rate management strategy include interest rate swaps, option-based products and forward exchange contracts. These instruments are designated as cash flow hedges. Edwards Lifesciences does not use any of these instruments for trading or speculative purposes.

    The Company uses interest rate swap agreements to convert floating-rate debt to fixed-rate debt. The Company's interest rate swap agreements involve agreements to a pay fixed rate and receive a floating rate, at specified intervals, calculated on an agreed-upon notional amount. The debt and amounts that the Company hedges are determined based on prevailing market conditions and the current shape of the yield curve. Interest rate swap agreements are executed as an integral part of specific debt transactions.

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

  Accounting for Derivatives and Hedging Activities

    All derivatives are recognized on the balance sheet at their fair value. On the date that the Company enters into a derivative contract, it designates the derivative as either (a) a hedge of a forecasted transaction or the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a "cash flow" hedge), or (b) a hedge of an exposure to changes in the fair value of an asset, liability, or an unrecognized firm commitment (a "fair value" hedge). Changes in the fair value of a derivative that is highly effective, and that is designated and qualifies as a cash flow hedge to the extent that the hedge is effective, are recorded in Other Comprehensive Income until earnings are affected by the variability of cash flows of the hedged transaction (e.g., until periodic settlements of a variable asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective, and that is designated and qualifies as a foreign-currency hedge, are recorded in either current-period earnings or Other Comprehensive Income, depending on whether the hedging relationship satisfies the criteria for a fair-value or cash-flow hedge.

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

    When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in Accumulated Other Comprehensive Income and is reclassified into earnings when the

Edwards Lifesciences Corporation

Notes to Consolidated Condensed Financial Statements (Continued)

June 30, 2001

(unaudited)

4. CHANGE IN ACCOUNTING PRINCIPLE (Continued)

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

5. PRO FORMA INFORMATION

    The following unaudited pro forma consolidated condensed statement of operations for the six months ended June 30, 2000 presents the combined results of Edwards Lifesciences assuming that the Distribution had been completed as of January 1, 2000. The unaudited pro forma information has been prepared utilizing the historical combined condensed financial statements of Edwards Lifesciences.

PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited) (in millions, except per share data)

	Six Months Ended June 30, 2000
		Pro Forma Adjustments
	Historical	Japan on an Equity Basis		Others		Pro Forma
Net sales	$430.6	$(28.9)	(a)	$—		$401.7
Cost of goods sold	232.9	(12.3)	(a)	—		220.6

Gross profit	197.7	(16.6)		—		181.1

Selling, general and administrative expenses	119.0	(12.4)	(a)	5.2	(b)	111.8
Research and development expenses	28.1	(0.7)	(a)	—		27.4
Goodwill amortization	17.2	—		—		17.2
Disposition of assets and other non-recurring charges, net	300.5	—		—		300.5
Non-recurring spin-off expenses	18.4	—		—		18.4
Other operating income	(5.6)	(3.5)	(a)	—		(9.1)

Operating loss	(279.9)	—		(5.2)		(285.1)
Interest expense, net	6.4	—		7.3	(c)	13.7
Other expense, net	1.1	—		—		1.1

Loss before provision for income taxes	(287.4)	—		(12.5)		(299.9)
Provision (benefit) for income taxes	4.6	—		(3.3)	(d)	1.3

Net loss	$(292.0)	$—		$(9.2)		$(301.2)

Share information:
Pro forma net loss per share:
	Basic					$(5.17)
	Diluted					$(5.17)
Weighted average number of common shares outstanding:
	Basic					58.2 (e)
	Diluted					58.2 (e)

Pro Forma Adjustments

(a)
To reflect the Edwards Lifesciences Japanese operations on an equity basis.

(b)
To reflect estimated incremental costs associated with being an independent public company, including costs associated with corporate administrative services such as accounting, tax, treasury, risk management, insurance, legal, investor relations and human resources. The Company's historical combined condensed financial statements for the three months ended March 31, 2000 include all costs incurred by Baxter on behalf of the Company. However, there are incremental and continuing costs directly attributable to the Distribution, as there was a loss of certain synergies and benefits of economies of scale that existed while Edwards Lifesciences was part of Baxter. Management estimated such incremental costs utilizing Baxter's historical headcount and cost analysis, and the Company's organization chart. The following table is a summary of the estimated incremental costs by significant function for the three months ended March 31, 2000 (in millions):

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

(e)
Computed as if 58.2 million common shares of Edwards Lifesciences had been outstanding as of January 1, 2000 (comprised of 58.1 million common shares of Edwards Lifesciences distributed to Baxter shareholders on the Distribution Date and approximately 0.1 million common shares of Edwards Lifesciences distributed to Edwards Lifesciences' hourly employees subsequent to the Distribution Date). Due to the net loss for the six months ended June 30, 2000, the pro forma basic and diluted net loss per share are the same amounts since the impact of the common stock equivalents (of approximately 1.2 million shares) would be anti-dilutive.

6. INVENTORIES

    Inventories consisted of the following:

	June 30, 2001	December 31, 2000
	(in millions)
Raw materials	$24.1	$18.6
Work in process	25.1	19.1
Finished products	28.0	35.3

	$77.2	$73.0

7. COMPREHENSIVE INCOME

    Reconciliation of net income to comprehensive income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(in millions)
Net loss	$(55.7)	$(309.3)	$(43.0)	$(292.0)
Other comprehensive income (loss):
Currency translation adjustments	(1.3)	(3.7)	19.6	(7.6)
Unrealized net gain (loss) on marketable equity securities	2.6	6.0	(1.7)	6.0
Unrealized net gain on derivatives	3.7	—	0.9	—

Comprehensive loss	$(50.7)	$(307.0)	$(24.2)	$(293.6)

Edwards Lifesciences Corporation

Notes to Consolidated Condensed Financial Statements (Continued)

June 30, 2001

(unaudited)

8. RELATED PARTY TRANSACTIONS

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

9. COMMITMENTS AND CONTINGENCIES

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

    As previously reported, on June 29, 2000, Edwards Lifesciences filed a lawsuit for patent infringement against Medtronic, Inc. which, as amended, alleges infringement of three of Edwards Lifesciences' United States patents, and filed a lawsuit against St. Jude Medical, Inc. alleging infringement of three patents. The Medtronic lawsuit was filed in the United States District Court for the District of Delaware and the St. Jude lawsuit in the United States District Court for the Central District of California. Both lawsuits seek monetary damages and injunctive relief. Each of Medtronic and St. Jude has answered, and asserted various affirmative defenses and counterclaims. Discovery is proceeding in both lawsuits.

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

    Geographic area data includes net sales based on product shipment destination and long-lived asset data is presented based upon physical location.

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(in millions)
Net Sales by Geographic Area
United States	$123.2	$124.4	$246.5	$249.7
Japan	15.7	16.6	30.9	62.1
Other countries	53.5	63.6	106.9	118.8

	$192.4	$204.6	$384.3	$430.6

Net Sales by Major Product and Service Lines
Cardiac Surgery	$85.1	$81.2	$170.0	$160.2
Critical Care	53.9	53.0	106.1	114.5
Vascular	12.7	13.6	25.8	28.2
Perfusion Products and Services	40.1	54.8	81.4	114.6
Other	0.6	2.0	1.0	13.1

	$192.4	$204.6	$384.3	$430.6

	June 30, 2001	June 30, 2000
	(in millions)
Long-Lived Assets by Geographic Area
United States	$661.4	$777.8
Other countries	18.9	26.0

Totals	$680.3	$803.8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis presents the factors that had a material effect on the results of operations of Edwards Lifesciences during the three and six months ended June 30, 2001 and 2000. Also discussed is Edwards Lifesciences' financial position as of June 30, 2001. You should read this discussion in conjunction with the historical consolidated condensed financial statements and related notes thereto included elsewhere in this Form 10-Q.

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

    Edwards Lifesciences' cardiac surgery portfolio is comprised of products relating to heart-valve therapy, and cannulae and cardioplegia products used during open-heart surgery. Edwards Lifesciences is the world's leader in, and has been a pioneer in the development and commercialization of, tissue valves and repair products used to replace or repair a patient's diseased or defective heart valve. In the critical care area, Edwards Lifesciences is a world leader in hemodynamic monitoring systems used to measure a patient's heart function, and also provides central venous access products for fluid and drug delivery. Edwards Lifesciences' vascular portfolio includes a line of balloon catheter-based products, surgical clips and inserts, angioscopy equipment, and artificial implantable grafts, and has under development an endovascular system that may be used to treat life-threatening abdominal aortic aneurysms less invasively. In the perfusion products and services category, Edwards Lifesciences develops, manufactures and markets, in regions outside the United States and Western Europe, a diverse line of disposable products used during cardiopulmonary bypass procedures, including oxygenators, blood containers, filters and related devices. Effective June 30, 2001, the Company sold its perfusion services business in the United States to an affiliate of Fresenius Medical Care AG (see "Disposition of Assets and Other Non-recurring Charges"). The Company continues to maintain its perfusion services business in Europe.

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

Results of Operations

  Net Sales Trends

    The following is a summary of domestic and international net sales:

	Three Months Ended June 30,			Six Months Ended June 30,
	2001	2000	Percent Change	2001	2000	Percent Change
	(Dollars in Millions)
United States	$123.2	$124.4	(1.0%)	$246.5	$249.7	(1.3%)
International	69.2	80.2	(13.7%)	137.8	180.9	(23.8%)

Total net sales	$192.4	$204.6	(6.0%)	$384.3	$430.6	(10.8%)

    The net sales decrease in the United States for each period was due primarily to the Company's partial divestiture of its perfusion products line (see "Perfusion Products and Services"), partially offset by an increase in sales of cardiac surgery products.

    The decrease in international net sales for each period resulted primarily from a change in accounting for sales in Japan. Subsequent to the Distribution, Edwards Lifesciences only recognizes as sales its shipments into a joint venture with Baxter (see "Joint Venture in Japan"). Excluding this change in accounting for sales in Japan, international net sales for the three and six months ended June 30, 2001 would have decreased 13.7% and 9.4%, respectively, and total net sales for the three and six months ended June 30, 2001 would have decreased 6.0% and 4.3%, respectively. The adjusted decrease in international net sales was due primarily to the Company's divestiture of its perfusion products line in certain regions, partially offset by an increase in sales of cardiac surgery products.

    Net sales were impacted by fluctuations in foreign currency exchange rates, primarily the movement of the United States dollar against the Euro and the Japanese Yen. Excluding the change in accounting in Japan and the impact of changes in foreign currency exchange rates, total net sales for the three and six months ended June 30, 2001 would have decreased 2.4% and 1.4%, respectively. The impact of foreign currency exchange rate fluctuations on net sales would not necessarily be indicative of the impact on net income due to the corresponding effect of foreign currency exchange rate fluctuations on international manufacturing and operating costs and Edwards Lifesciences' hedging activities. For more information, see "Quantitative and Qualitative Disclosure About Market Risk."

  Joint Venture in Japan

    Subsequent to the Distribution, the cardiovascular business in Japan is being operated pursuant to a joint venture under which a Japanese subsidiary of Baxter retains ownership of the Japanese business assets, but a subsidiary of Edwards Lifesciences holds a 90% profit interest. Edwards Lifesciences has an option to purchase the Japanese business assets that may be exercised no earlier than August 1, 2002 and no later than March 31, 2005. The Japanese operations are included in the Consolidated Condensed Statements of Operations, consistent with the historical treatment of the Company's operations while a part of Baxter. Subsequent to the Distribution, Edwards Lifesciences recognizes as sales its shipments into the joint venture and utilizes the equity method of accounting to record its interest in the operations of the joint venture. On a pro forma basis, sales and other income statement amounts have been adjusted to reflect the Japanese operations on this basis (see pro forma information in Note 5 of Notes to Consolidated Condensed Financial Statements), resulting in pro forma sales of $401.7 million for the six months ended June 30, 2000.

  Net Sales by Product Line

    The following table is a summary of net sales by product line:

	Three Months Ended June 30,			Six Months Ended June 30,
	2001	2000	Percent Change	2001	2000	Percent Change
	(Dollars in Millions)
Cardiac surgery	$85.1	$81.2	4.8%	$170.0	$160.2	6.1%
Critical care	53.9	53.0	1.7%	106.1	114.5	(7.3%)
Vascular	12.7	13.6	(6.6%)	25.8	28.2	(8.5%)
Perfusion products and services	40.1	54.8	(26.8%)	81.4	114.6	(29.0%)
Other	0.6	2.0	(70.0%)	1.0	13.1	(92.4%)

Total net sales	$192.4	$204.6	(6.0%)	$384.3	$430.6	(10.8%)

    Assuming the change in accounting for sales in Japan was effective as of January 1, 2000, net sales by product line would have been as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2001	2000	Percent Change	2001	2000	Percent Change
		(Dollars in Millions)
Cardiac surgery	$85.1	81.2	4.8%	$170.0	$157.7	7.8%
Critical care	53.9	53.0	1.7%	106.1	104.6	1.4%
Vascular	12.7	13.6	(6.6%)	25.8	27.3	(5.5%)
Perfusion products and services	40.1	54.8	(26.8%)	81.4	109.8	(25.9%)
Other	0.6	2.0	(70.0%)	1.0	2.3	(56.5%)

Total net sales	$192.4	$204.6	(6.0%)	$384.3	$401.7	(4.3%)

    Excluding the change in accounting for sales in Japan and the impact of foreign currency exchange rate fluctuations, net sales by product line ("Adjusted Net Sales") would have been as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2001	2000	Percent Change	2001	2000	Percent Change
	(Dollars in Millions)
Cardiac surgery	$85.5	$79.0	8.2%	$169.3	$153.1	10.6%
Critical care	55.0	51.5	6.8%	106.9	101.2	5.6%
Vascular	12.8	13.2	(3.0%)	25.7	26.3	(2.3%)
Perfusion products and services	41.0	53.9	(23.9%)	82.2	107.7	(23.7%)
Other	0.6	2.0	(70.0%)	1.1	2.3	(52.2%)

Total net sales	$194.9	$199.6	(2.4%)	$385.2	$390.6	(1.4%)

  Cardiac Surgery

    Effective June 30, 2000, Edwards Lifesciences divested the mechanical cardiac assist product line. Assuming the divestiture occurred on January 1, 2000, Adjusted Net Sales of cardiac surgery products would have increased 9.5% and 12.3% for the three and six months ended June 30, 2001, respectively. The growth in this product line resulted primarily from continued strong sales of pericardial tissue valves and heart valve products, partially offset by a decline in porcine tissue valves. Management expects that its heart-valve therapy products will continue to serve as a key driver of Edwards Lifesciences' sales growth.

  Critical Care

    The Adjusted Net Sales growth for critical care products was due primarily to upgrading customers to more advanced technology catheter products from base hemodynamic catheters. Pressure monitoring, hemofiltration and access products also contributed to sales growth. Critical care products have been, and are expected to continue to be, significant contributors to Edwards Lifesciences' total sales. Management believes that future sales growth of critical care products could be negatively impacted by global pricing pressures, including anticipated decreased governmental reimbursement in Japan.

  Vascular

    The decline in Adjusted Net Sales for vascular products resulted primarily from the loss of a distribution contract in France. Management continues to see opportunity in peripheral vascular disease treatment and intends to build on its strong base franchise by developing minimally invasive therapies such as its Lifepath AAA endovascular graft system. Management remains confident that it will be able to re-enter the market in Europe and resume United States clinical trials of the Lifepath AAA endovascular graft system by the end of the year.

  Perfusion Products and Services

    Effective August 31, 2000, Edwards Lifesciences divested its perfusion products line in the United States and Western Europe. Assuming the divestiture had occurred on January 1, 2000, Adjusted Net Sales of perfusion products and services would have decreased 5.5% and 5.1% for the three and six months ended June 30, 2001, respectively. Management believes that the decrease was due primarily to an increase in the number of "beating heart" coronary artery bypass surgeries, particularly in the United States and Western Europe, and this trend reduced the need for perfusion services.

    Effective June 30, 2001, the Company sold its perfusion services business in the United States (see "Disposition of Assets and Other Non-Recurring Charges").

  Other

    Other sales include a diverse grouping of product lines comprised primarily of select distributed products that are sold in international regions, and miscellaneous pharmaceutical products. This category of sales fluctuates based on the timing of new or terminated distribution agreements, foreign currency exchange rates, and other factors and events.

  Gross Profit

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Gross profit percentage	50.5%	44.1%	50.2%	45.9%

    Reflecting the Japanese operations on the equity method for the quarter ended March 31, 2000, the gross profit percentage was 45.1% for the six months ended June 30, 2000.

    The increases in the gross profit percentage for the three and six months ended June 30, 2001 were due primarily to product line mix. During 2000, the Company divested two of its lower margin product lines (see "Net Sales by Product Line"). Additionally, during the three and six months ended June 30, 2001, the Company achieved increased sales of higher-margin cardiac surgery products. Partially offsetting the increases was the adverse impact of foreign currency exchange rates, primarily the weakening of the Yen and Euro against the United States dollar.

  Selling General and Administrative (SG&A) Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
SG&A expenses as a percentage of sales	27.4%	29.0%	27.7%	27.6%

    The decrease in the percentage for the three months ended June 30, 2001 was primarily due to (a) the establishment of $9.5 million of reserves during the second quarter 2000 for litigation, property taxes and uncollectable receivables and (b) a favorable impact of foreign currency exchange rates, primarily the weakening of the Euro. Partially offsetting these decreases were additional personnel costs and expenses associated with the Company's operation as an independent company commencing April 1, 2000.

    Reflecting the Japan operations on the equity method for the quarter ended March 31, 2000, the SG&A expenses as a percentage of sales ("Adjusted Percentage") was 26.5% for the six months ended June 30, 2000. The increase in the Adjusted Percentage for the six months ended June 30, 2001 is due primarily to (a) additional personnel costs and expenses associated with the Company's operation as an independent company commencing April 1, 2000 and (b) one-time costs associated with the strategic realignment of the Company, partially offset by a favorable impact of foreign currency exchange rates fluctuations (primarily the weakening of the Euro).

  Research and Development Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Research and development expenses	$13.5	$14.3	$26.6	$28.1
Research and development expenses as a percentage of sales	7.0%	7.0%	6.9%	6.5%

    Reflecting the Japan operations on the equity method for the quarter ended March 31, 2000, and assuming the divestitures of the mechanical cardiac assist and perfusion products lines occurred on January 1, 2000, research and development expenses as a percentage of sales ("Adjusted Percentage") would have been 6.3% and 6.0% for the three and six months ended June 30, 2000, respectively.

    The Adjusted Percentage increases in research and development expenses for the three and six months ended June 30, 2001 reflects Edwards Lifesciences' strong commitment to bolster its research and development spending in the future with the goal of developing and commercializing new innovative products and therapies that enhance performance and patient quality of life, and address cost-containment issues.

  Goodwill Amortization

    The reduction in goodwill amortization for the three and six months ended June 30, 2001 resulted primarily from the write-down of goodwill related to the partial divestiture of the Company's line of perfusion products effective June 30, 2000.

  Disposition of Assets and Other Non-Recurring Charges

  Loss on Sale of Assets ($68.2 million)

    Effective June 30, 2001, the Company sold the stock of Edwards Lifesciences Cardiovascular Resources, Inc. ("ELCR") to Fresenius Medical Care AG ("Fresenius") for cash proceeds of $45 million (the "Sale"), resulting in a pre-tax loss of $68.2 million. ELCR provides and manages perfusionists, monitoring systems, capital equipment and disposable material on a contract service basis to hospitals in the United States and Puerto Rico. Net sales of ELCR were approximately $30 million during the quarter ended June 30, 2001.

    The following unaudited pro forma consolidated condensed statement of operations for the six months ended June 30, 2001 gives effect to the sale to Fresenius by Edwards Lifesciences as if the Sale had occurred on January 1, 2001. The unaudited pro forma consolidated condensed statement of operations does not purport to be indicative of either the results of future operations or the results of operations that would have occurred had the Sale been consummated on January 1, 2001. The following are in millions, except per share amounts:

Six Months Ended June 30, 2001
Net sales	$323.3
Net loss	42.0
Net loss per share:
Basic	0.71
Diluted	0.71

  Other Non-recurring Charges ($14.8 million)

    Based upon the non-strategic nature and declining profitability of certain products in the Company's portfolio (including certain distributed products), during the quarter ended June 30, 2001 the Company decided to discontinue its sales effort of these products. The long-lived assets or the investments in these products were evaluated to determine whether any impairment in their recoverability existed at the determination date. As a result, Edwards Lifesciences assessed whether the estimated cash flows of the products or investments over the estimated lives of the related assets were sufficient to recover their costs. Where such cash flows were insufficient, the Company utilized a discounted cash flow model to estimate the fair value of assets or investments and recorded an impairment charge to adjust the carrying values to estimated fair values. As a result of this evaluation, Edwards Lifesciences recorded a non-cash charge of $14.8 million primarily related to the impairment of intangibles ($8.3 million), the impairment of an investment ($5.5 million) and the write-down of non-productive assets ($1.0 million).

  Non-recurring Spin-off Expenses

    In connection with the spin-off of Edwards Lifesciences from Baxter, certain non-recurring costs totaling $18.4 million were incurred by Edwards Lifesciences during the six months ended June 30, 2000. These costs primarily related to (a) the coordination and implementation of the transaction and (b) the recruitment of personnel to perform new corporate administrative functions.

  Other Operating Income

    Other operating income represents the Company's 90% profit interest in the cardiovascular business in Japan effective April 1, 2000. For more information, see "Joint Venture in Japan."

  Interest Expense, net

    The increase in interest expense, net for the three and six months ended June 30, 2001 results primarily from a $6.2 million payment in May 2001 to unwind an interest rate swap agreement that had previously locked in a fixed interest rate on $75 million of floating rate debt. The decision to unwind the interest rate swap agreement resulted from the Company's recent pay-down of underlying floating rate debt not anticipated to be necessary in funding future requirements of working capital, capital expenditures and other financial commitments.

  Other Expense, net

    The increase in other expense, net for the three and six months ended June 30, 2001 results primarily from (a) a $6.5 million charge during the three months ended June 30, 2001 related to the impairment of land investments and (b) fluctuations in currency exchange rates related to global trade and intercompany receivable balances.

  Provision for Income Taxes

    The effective income tax rates for the three and six months ended June 30, 2001 and 2000 were impacted by the non-deductibility of the majority of the non-recurring second quarter 2001 and 2000 charges (see "Disposition of Assets and Other Non-Recurring Charges"). Excluding these non-recurring charges, Edwards Lifesciences' effective income tax rate was approximately 29% and 26% for the quarters ended June 30, 2001 and 2000, respectively. The increase in the effective income tax rate is due to strong current and forecasted sales growth from products manufactured and sold in the United States, one of the Company's highest tax jurisdictions.

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

    Cash flows provided by operating activities for six months ended June 30, 2001 decreased $18.6 million due primarily to an increase in inventory levels, partially offset by a reduction in payments to vendors.

    Cash provided by investing activities for the six months ended June 30, 2001 consisted primarily of $45 million received from the sale of the Company's stock of ELCR (see "Disposition of Assets and Other Non-Recurring Charges"). Uses of cash for investing activities for the six months ended June 30, 2000 included the $12.5 million purchase of two convertible debentures in Sangamo Biosciences, Inc., a $20 million investment in World Heart Corporation and a $7 million investment in A-Med Systems, Inc. Capital expenditures have remained relatively constant.

    Cash flows from financing activities during the six months ended June 30, 2001 included (a) $4.9 million received by the Company pursuant to a note receivable from Jostra AG and (b) $4.0 million received by the Company from the exercise of stock options.

    As of June 30, 2001, Edwards Lifesciences had credit facilities in place for $605 million and had borrowed $388.2 million against the credit facilities. The initial proceeds of the credit facilities were used to repay intercompany debt to Baxter, satisfy initial working capital requirements, and execute asset transfers from Baxter.

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

    Edwards Lifesciences appointed a team of individuals to address all issues associated with the conversion to the Euro and expects to be prepared for such conversion as of the designated dates. At the time Edwards Lifesciences switches to using the Euro as the sole functional currency for the affected regions, certain modifications that are primarily related to information systems will be required. The costs associated with preparing for the conversion and continued use of the Euro are being expensed as incurred and are not expected to be material to Edwards Lifesciences' financial position, results of operations or cash flows. The ultimate impact on Edwards Lifesciences' business, including the impact on the competitive environment in which Edwards Lifesciences operates, is currently unknown.

New Accounting and Disclosure Standards Adopted

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

    For the three months ended June 30, 2001, the Company reclassified from Accumulated Other Comprehensive Income a net gain of $1.2 million to Cost of Goods Sold and a net loss of $7.4 million to Interest Expense, net. For the six months ended June 30, 2001, the Company reclassified from Accumulated Other Comprehensive Income a net gain of $3.7 million to Cost of Goods Sold and a net loss of $7.9 million to Interest Expense, net. Included in the amounts reclassified to Interest Expense, net for three months ended June 30, 2001 is a $6.2 million charge related to the termination of an interest rate swap agreement.

    The Company expects that during the next 12 months, it will reclassify to earnings a $3.9 million gain, currently recorded in Accumulated Other Comprehensive Income. During the three and six months ended June 30, 2001, the Company recognized a $0.2 million and $1.7 million loss, respectively, due to hedge ineffectiveness primarily related to the time value of option contracts.

    In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement replaces SFAS No. 125 and revises the standards for accounting for securitizations and other transfers of financial assets and collateral. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Adoption of this standard did not have a material impact on the Company's consolidated financial statements.

New Accounting and Disclosure Standards Issued

    In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interest method will be prohibited. The Company has evaluated this standard and believes that adoption will not have an impact on its consolidated financial statements.

    In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142, which changes the accounting for goodwill from an amortization method to an impairment-only approach, will be effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact that adoption of this standard will have on its consolidated financial statements.

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

    Edwards Lifesciences utilizes interest rate swap agreements in managing its exposure to interest rate fluctuations. Interest rate swap agreements are executed as an integral part of specific debt transactions. The differential paid or received on interest rate swap agreements is recorded as an adjustment to interest expense over the term of the agreements. Edwards Lifesciences' interest rate swap agreements involve agreements to receive a floating rate and pay a fixed rate, at specified intervals, calculated on an agreed-upon notional amount. As of June 30, 2001, Edwards Lifesciences had in place three interest rate swaps with a total notional amount of $172.0 million to swap floating rate United States dollar and Yen denominated debt obtained under the Company's revolving credit facilities for fixed rates. The original maturities of the interest rate swap agreements are three months.

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

Trademarks

    Edwards Lifesciences, Edwards and Lifepath AAA are trademarks of Edwards Lifesciences Corporation.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)
Exhibits

  Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto.

(b)
Reports on Form 8-K

  The registrant filed on July 16, 2001 a report on Form 8-K regarding its transaction with Fresenius Medical Care AG.

Signature

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDWARDS LIFESCIENCES CORPORATION (Registrant)
Date: August 13, 2001	By: /s/ Bruce J. Bentcover Bruce J. Bentcover Corporate Vice President, Chief Financial Officer and Treasurer

EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Edwards Lifesciences Corporation (a)
3.2	Amended and Restated Bylaws of Edwards Lifesciences Corporation (a)
3.3	Form of Certificate of Designation for Edwards Lifesciences Corporation Series A Junior Participating Preferred Stock (included as Exhibit A to Exhibit 10.9) (a)
4.1	Specimen form of certificate representing Edwards Lifesciences Corporation common stock (a)
10.1	Form of Agreement and Plan of Reorganization, to be entered into between Edwards Lifesciences Corporation and Baxter International Inc. (a)
10.2	Form of Tax Sharing Agreement, to be entered into between Edwards Lifesciences Corporation and Baxter International Inc. (a)
10.3	Edwards Lifesciences Corporation Long-Term Stock Incentive Compensation Program (a)
10.4	Form of Edwards Lifesciences Corporation Change in Control Severance Agreement (h)
10.5	Employment Agreement for Michael A. Mussallem (h)
10.9	Form of Rights Agreement between Edwards Lifesciences Corporation and EquiServe Trust Company, N.A., as Rights Agent, dated as of March 31, 2000 (a)
10.10	Services and Distribution Agreement between Edwards Lifesciences LLC, as successor in interest to Baxter Healthcare Corporation, and Allegiance Healthcare Corporation, dated as of October 1, 1996. CONFIDENTIAL INFORMATION APPEARING IN THIS DOCUMENT HAS BEEN OMITTED AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION IN ACCORDANCE WITH SECTION 24(b) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED AND RULE 24b-2 PROMULGATED THEREUNDER. OMITTED INFORMATION HAS BEEN REPLACED WITH ASTERISKS (a)
10.11	Form of Employment Agreement (a)
10.12	Form of Consulting Agreement (a)
10.13	Form of Outgoing Confidentiality Agreement (a)
10.14	Edwards Lifesciences Corporation Nonemployee Directors and Consultants Stock Incentive Program (a)
10.16	Form of Tokumei Kumiai Agreement by and between Baxter Limited and Edwards Lifesciences Finance Limited, dated as of April 1, 2000 (a)
10.17	Form of Option Agreement by and between Baxter Limited and Edwards Lifesciences Limited, dated as of April 1, 2000 (a)
10.18	Form of Japan Distribution Agreement by and between Baxter Limited and Edwards Lifesciences LLC, dated as of April 1, 2000 (a)
10.19	Five Year Credit Agreement dated as of March 30, 2000, among Edwards Lifesciences Corporation, a Delaware corporation; the Swiss Borrowers; the Japanese Borrowers; the Lenders from time to time party hereto; The Chase Manhattan Bank, as Administrative Agent; Chase Manhattan International Limited, as London Agent; The Fuji Bank, Limited, as the Tokyo Agent; Bank One, N.A., as Syndication Agent; and Credit Suisse First Boston, as Documentation Agent (b)

10.20	364-Day Credit Agreement dated as of March 30, 2000, among Edwards Lifesciences Corporation, a Delaware corporation; the Lenders from time to time party hereto. The Chase Manhattan Bank, as Administrative Agent; Bank One, N.A., as Syndication Agent; and Credit Suisse First Boston, as Documentation Agent (b)
10.21	Edwards Lifesciences Corporation Severance Pay Plan (b)
10.22	Contribution Agreement by and among Edwards Lifesciences LLC, Edwards Novacor LLC, WorldHeart Corporation and Valentine Acquisition Corp. dated as of May 24, 2000 (c)
10.23	Amendment No. 1, dated as of June 30, 2000, to the Five Year Credit Agreement dated as of March 30, 2000, among Edwards Lifesciences Corporation, a Delaware corporation; the Swiss Borrowers; the Japanese Borrowers; the Lenders from time to time party thereto; The Chase Manhattan Bank, as Administrative Agent; Chase Manhattan International Limited, as London Agent; The Fuji Bank, Limited, as the Tokyo Agent; Bank One, N.A., as Syndication Agent; and Credit Suisse First Boston, as Documentation Agent, and to the 364-Day Credit Agreement dated as of March 30, 2000, among Edwards Lifesciences Corporation, the Lenders from time to time party thereto, The Chase Manhattan Bank, as Administrative Agent, Bank One, N.A., as Syndication Agent and Credit Suisse First Boston, as Document Agent (c)
10.24	Edwards Lifesciences Corporation Long-Term Stock Incentive Compensation Program (as amended and restated July 12, 2000 (d)
10.25	Edwards Lifesciences Corporation Nonemployee Directors and Consultants Stock Incentive Program (as amended and restated July 12, 2000) (d)
10.26	Edwards Lifesciences Corporation Executive Option Plan (e)
10.27	Edwards Lifesciences Corporation of Puerto Rico Savings and Investment Plan (f)
10.28	Edwards Lifesciences Corporation 401(k) Savings and Investment Plan (g)
10.29	Edwards Lifesciences Corporation 2001 Incentive Plan (h)
10.30	Amendment No. 2, dated as of March 29, 2001, to the Five Year Credit Agreement dated as of March 30, 2000 among Edwards Lifesciences Corporation, a Delaware corporation; the Swiss Borrowers; the Japanese Borrowers; the Lenders from time to time party thereto; The Chase Manhattan Bank, as Administrative Agent; Chase Manhattan International Limited, as London Agent; The Fuji Bank, Limited, as the Tokyo Agent; Bank One, N.A., as Syndication Agent; and Credit Suisse First Boston, as Documentation Agent (i)
10.31	Amended and Restated 364-Day Credit Agreement dated as of March 29, 2001 among Edwards Lifesciences Corporation, as Borrower; the lenders Party hereto; The Chase Manhattan Bank, as Administrative Agent; Credit Suisse First Boston, as Syndication Agent; and The Bank of Nova Scotia, as Documentation Agent; JP Morgan, a division of Chase Securities Inc., as Advisor, Lead Arranger and Bookrunner (i)
10.32	Agreement between Edwards Lifesciences Corporation and Richard L. Miller, dated May 3, 2001.
21.1	Subsidiaries of Edwards Lifesciences Corporation (h)

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

(i)
Incorporated by reference to the cited exhibit in Edwards Lifesciences' Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, under the Securities Exchange Act of 1934.

QuickLinks

EDWARDS LIFESCIENCES CORPORATION FORM 10-Q For the quarterly period ended June 30, 2001 TABLE OF CONTENTS
Part I. Financial Information
CONSOLIDATED CONDENSED BALANCE SHEETS
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
Edwards Lifesciences Corporation Notes to Consolidated Condensed Financial Statements June 30, 2001 (unaudited)
PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS (unaudited) (in millions, except per share data)
PART II. OTHER INFORMATION
Signature
EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION