Form 10-Q
period 2001-09-30
EDWARDS LIFESCIENCES CORP
filed 2001-11-09
CIK 1099800

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes   X         No

    The number of shares of the registrant's Common Stock, par value $1.00 per share, outstanding as of October 31, 2001, the latest practicable date, was 59,204,877 shares.

EDWARDS LIFESCIENCES CORPORATION
FORM 10-Q
For the quarterly period ended September 30, 2001

Part I. Financial Information

Item 1. Financial Statements

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(unaudited) (in millions, except share data)

	September 30, 2001	December 31, 2000
ASSETS
Current assets
Cash and cash equivalents	$23.5	$28.1
Accounts and other receivables, net	119.0	129.3
Inventories	80.7	73.0
Deferred income taxes	25.9	23.3
Prepaid expenses and other current assets	25.8	26.8

Total current assets	274.9	280.5
Property, plant and equipment, net	176.7	182.4
Goodwill and other intangibles, net	403.0	511.0
Investments in unconsolidated affiliates	89.5	97.5
Other assets	15.5	15.4

	$959.6	$1,086.8

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$157.2	$157.4
Short-term debt	0.2	61.4

Total current liabilities	157.4	218.8

Long-term debt	339.1	367.0
Other liabilities	50.5	61.4
Commitments and contingent liabilities
Stockholders' equity
Common stock, $1.00 par value, 350,000,000 shares authorized, 59,175,410 and 58,668,393 shares outstanding	59.2	58.7
Additional contributed capital	284.6	277.4
Retained earnings	70.6	102.9
Accumulated other comprehensive (loss) income	(1.8)	0.6

Total stockholders' equity	412.6	439.6

	$959.6	$1,086.8

The accompanying notes are an integral part of these consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited) (in millions, except per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Net sales	$147.8	$185.8	$532.1	$616.4
Cost of goods sold	64.4	96.3	255.8	329.2

Gross profit	83.4	89.5	276.3	287.2
Selling, general and administrative expenses	46.4	46.6	152.9	165.6
Research and development expenses	14.0	12.9	40.6	41.0
Goodwill amortization	3.6	5.7	15.0	22.9
Disposition of assets and other non-recurring charges, net	—	11.7	83.0	312.2
Non-recurring spin-off expenses	—	—	—	18.4
Other operating income	(3.9)	(4.1)	(12.2)	(9.7)

Operating income (loss)	23.3	16.7	(3.0)	(263.2)
Interest expense, net	3.2	7.5	19.6	13.9
Other expense, net	0.2	2.0	9.2	3.1

Income (loss) before provision for income taxes	19.9	7.2	(31.8)	(280.2)
Provision (benefit) for income taxes	5.4	2.8	(4.8)	7.4

Income (loss) before cumulative effect of change in accounting principle	14.5	4.4	(27.0)	(287.6)
Cumulative effect of change in accounting principle, net of tax (Note 4)	—	—	(1.5)	—

Net income (loss)	$14.5	$4.4	$(28.5)	$(287.6)

Share information:
Earnings per basic share
Income (loss) before cumulative effect of change in accounting principle	$0.25	$0.08	$(0.46)
Cumulative effect of change in accounting principle (Note 4)	$—	$—	$(0.03)
Net income (loss)	$0.25	$0.08	$(0.49)
Earnings per diluted share
Income (loss) before cumulative effect of change in accounting principle	$0.24	$0.07	$(0.46)
Cumulative effect of change in accounting principle (Note 4)	$—	$—	$(0.03)
Net income (loss)	$0.24	$0.07	$(0.49)
Weighted average number of common shares outstanding
Basic	59.0	58.4	58.8
Diluted	61.4	60.7	58.8

The accompanying notes are an integral part of these consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited) (in millions)

	Nine Months Ended September 30,
	2001	2000
Cash flows from operating activities
Net loss	$(28.5)	$(287.6)
Adjustments
Disposition and write-down of assets and other non-recurring charges	89.4	333.4
Depreciation and amortization	44.4	59.4
Cumulative effect of change in accounting principle (Note 4)	1.5	—
Deferred taxes	(9.3)	2.6
Other	(6.8)	(0.1)
Changes in operating assets and liabilities, net of effect from asset dispositions and de-consolidation of Japan business (Notes 3 and 5)
Accounts and other receivables	(0.4)	(1.2)
Inventories	(17.9)	10.9
Accounts payable and accrued liabilities	(17.3)	(18.6)
Other	(0.6)	(11.3)

Net cash provided by operating activities	54.5	87.5

Cash flows from investing activities
Proceeds from sale of business	45.0	10.0
Capital expenditures	(28.1)	(34.9)
Investments in unconsolidated affiliates	(9.0)	(27.0)
Purchase of convertible debentures	—	(12.5)

Net cash provided by (used in) investing activities	7.9	(64.4)

Cash flows from financing activities
Proceeds from issuance of short-term debt	25.3	219.0
Payments on short-term debt	(86.3)	(68.4)
Proceeds from issuance of long-term debt	145.1	437.0
Payments on long-term debt	(166.7)	(87.0)
Debt issuance costs	(0.7)	(3.0)
Proceeds from notes receivable	7.3	—
Proceeds from stock plans	6.5	—
Proceeds from accounts receivable securitization, net	1.4	—
Investment by Baxter International Inc.	—	(511.0)

Net cash used in financing activities	(68.1)	(13.4)

Effect of currency exchange rate changes on cash	1.1	3.5

Net (decrease) increase in cash and cash equivalents	(4.6)	13.2
Cash and cash equivalents at beginning of period	28.1	—

Cash and cash equivalents at end of period	$23.5	$13.2

Supplemental disclosure of noncash activity
Deconsolidation of Japan business (Note 1)	$—	$42.8
Sale of inventory in exchange for note receivable	—	13.6
Net assets sold in consideration for convertible preferred stock	—	13.0

The accompanying notes are an integral part of these consolidated condensed financial statements.

Edwards Lifesciences Corporation

Notes to Consolidated Condensed Financial Statements

September 30, 2001

(unaudited)

1. DESCRIPTION OF BUSINESS

    Edwards Lifesciences Corporation ("Edwards Lifesciences") provides a comprehensive line of products and technologies to treat advanced cardiovascular disease. Edwards Lifesciences' sales are categorized in four main product and service lines: (a) cardiac surgery, (b) critical care, (c) vascular and (d) perfusion products and services. Edwards Lifesciences' cardiac surgery portfolio is comprised of products relating to heart-valve therapy, and cannulae and cardioplegia products used during open-heart surgery. Edwards Lifesciences is the world's leader in, and has been a pioneer in the development and commercialization of, tissue valves and repair products used to replace or repair a patient's diseased or defective heart valve. In the critical care area, Edwards Lifesciences is a world leader in hemodynamic monitoring systems that are used to measure a patient's heart function, and also provides central venous access products for fluid and drug delivery. Edwards Lifesciences' vascular product lines include a line of balloon catheter-based products, surgical clips and inserts, angioscopy equipment, artificial implantable grafts and an endovascular system used to treat abdominal aortic aneurysms. In the perfusion products and services category, Edwards Lifesciences develops, manufactures and markets, in regions outside the United States and Western Europe, a diverse line of disposable products used during cardiopulmonary bypass procedures, including oxygenators, blood containers, filters and related devices. Effective June 30, 2001, the Company sold its perfusion services business in the United States to an affiliate of Fresenius Medical Care AG (see Note 3). The Company continues to maintain its perfusion services business in Europe.

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

    No earnings per share data for the nine months ended September 30, 2000 is presented as the Edwards Lifesciences earnings were part of Baxter's earnings through the close of business on March 31, 2000. Baxter has had no ownership interest in Edwards Lifesciences after March 31, 2000. Baxter performs certain services for Edwards Lifesciences pursuant to various agreements that are outlined in Note 8. Edwards Lifesciences has indemnified Baxter against certain lease and other liabilities as outlined in Note 9.

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

    In the opinion of management, the interim consolidated condensed financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

3. DISPOSITION OF ASSETS AND OTHER NON-RECURRING CHARGES

  Loss on Sale of Assets ($68.2 million)

    Effective June 30, 2001, the Company sold the stock of Edwards Lifesciences Cardiovascular Resources, Inc. ("ELCR") to Fresenius Medical Care AG ("Fresenius") for cash proceeds of $45 million (the "Sale"), resulting in a pre-tax loss of $68.2 million. ELCR provided and managed perfusionists, monitoring systems, capital equipment and disposable material on a contract service basis to hospitals in the United States and Puerto Rico.

    The following unaudited pro forma consolidated condensed statement of operations for the nine months ended September 30, 2001 gives effect to the sale to Fresenius by Edwards Lifesciences as if the Sale had occurred on January 1, 2001 and is inclusive of the $68.2 million loss on sale of assets. The unaudited pro forma consolidated condensed statement of operations does not purport to be indicative of either the results of future operations or the results of operations that would have occurred had the Sale been consummated on January 1, 2001. The following are in millions, except per share amounts:

Nine Months Ended September 30, 2001
Net sales	$471.1
Net loss	27.5
Net loss per share:
Basic	0.47
Diluted	0.47

  Other Non-recurring Charges ($14.8 million)

    Based upon the non-strategic nature and declining profitability of certain products in the Company's portfolio (including certain distributed products), the Company decided during the quarter ended June 30, 2001 to discontinue its sales effort of these products. The long-lived assets and the investments related to these products were evaluated to determine whether any impairment in their recoverability existed at the determination date by assessing whether the estimated cash flows of the products or investments over the estimated lives of the related assets were sufficient to recover their costs. Where such cash flows were insufficient, the Company utilized a discounted cash flow model to estimate the fair value of assets or investments and recorded an impairment charge to adjust the carrying values to estimated fair values. As a result of this evaluation, Edwards Lifesciences recorded a non-cash charge of $14.8 million primarily related to the impairment of intangibles ($8.3 million), the impairment of an investment ($5.5 million) and the write-down of non-productive assets ($1.0 million).

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

    Adopting the provisions of SFAS No. 133 on January 1, 2001 resulted in a one-time cumulative after-tax increase in net loss of $1.5 million. In addition, the Company recorded the following one-time cumulative after-tax adjustments in Accumulated Other Comprehensive Loss as of January 1, 2001:

Unrealized Gain (Loss)
(in millions)
Related to previously designated cash flow hedging relationships:
Fair value of hedging instruments	$(6.9)
Previously deferred hedging gains and losses	1.5

Total cumulative effect of adoption on Other Comprehensive Loss, net of tax	$(5.4)

    For the three months ended September 30, 2001, the Company reclassified from Accumulated Other Comprehensive Loss a net gain of $2.5 million to Cost of Goods Sold and a net loss of $1.0 million to Interest Expense, net. For the nine months ended September 30, 2001, the Company reclassified from Accumulated Other Comprehensive Loss a net gain of $6.2 million to Cost of Goods Sold and a net loss of $8.9 million to Interest Expense, net. Included in the amounts reclassified to Interest Expense, net for the nine months ended September 30, 2001 is a $6.2 million charge related to the termination of an interest rate swap agreement.

    The Company expects that during the next 12 months, it will reclassify to earnings a $1.4 million loss currently recorded in Accumulated Other Comprehensive Loss. During the three and nine months ended September 30, 2001, the Company recognized a $0.2 million and $1.9 million loss, respectively, due to hedge ineffectiveness primarily related to the time value of option contracts.

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

    The Company uses interest rate swaps to convert floating-rate debt to fixed-rate debt. The Company's interest rate swap agreements involve agreements to pay a fixed rate and receive a floating rate, at specified intervals, calculated on an agreed-upon notional amount. The debt and amounts that the Company hedges are determined based on prevailing market conditions and the current shape of the yield curve. Interest rate swap agreements are executed as an integral part of specific debt transactions.

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

    The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges or specific firm commitments or forecasted transactions. The Company also formally assesses (both at the hedge's inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. All components of each derivative's gain or loss are included in the assessment of hedge effectiveness.

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

4. CHANGE IN ACCOUNTING PRINCIPLE (Continued)

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

5. PRO FORMA INFORMATION

    The following unaudited pro forma consolidated condensed statement of operations for the nine months ended September 30, 2000 presents the combined results of Edwards Lifesciences assuming that the transactions contemplated by the Distribution had been completed as of January 1, 2000. The unaudited pro forma information has been prepared utilizing the historical combined condensed financial statements of Edwards Lifesciences.

PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited) (in millions, except per share data)

	Nine Months Ended September 30, 2000
		Pro Forma Adjustments
	Historical	Japan on an Equity Basis		Others		Pro Forma
Net sales	$616.4	$(28.9)	(a)	$—		$587.5
Cost of goods sold	329.2	(12.3)	(a)	—		316.9

Gross profit	287.2	(16.6)		—		270.6

Selling, general and administrative expenses	165.6	(12.4)	(a)	5.2	(b)	158.4
Research and development expenses	41.0	(0.7)	(a)	—		40.3
Goodwill amortization	22.9	—		—		22.9
Disposition of assets and other non-recurring charges, net	312.2	—		—		312.2
Non-recurring spin-off expenses	18.4	—		—		18.4
Other operating income	(9.7)	(3.5)	(a)	—		(13.2)

Operating loss	(263.2)	—		(5.2)		(268.4)
Interest expense, net	13.9	—		7.3	(c)	21.2
Other expense, net	3.1	—		—		3.1

Loss before provision for income taxes	(280.2)	—		(12.5)		(292.7)
Provision (benefit) for income taxes	7.4	—		(3.3)	(d)	4.1

Net loss	$(287.6)	$—		$(9.2)		$(296.8)

Share information:
Pro forma net loss per share
	Basic					$(5.09)
	Diluted					$(5.09)
Weighted average number of common shares outstanding
	Basic					58.3
	Diluted					58.3

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

6. INVENTORIES

    Inventories consisted of the following:

	September 30, 2001	December 31, 2000
	(in millions)
Raw materials	$23.1	$18.6
Work in process	24.3	19.1
Finished products	33.3	35.3

	$80.7	$73.0

7. COMPREHENSIVE INCOME

    Reconciliation of net income to comprehensive income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(in millions)
Net income (loss)	$14.5	$4.4	$(28.5)	$(287.6)
Other comprehensive income (loss):
Currency translation adjustments	(10.1)	1.1	9.5	(6.5)
Unrealized net gain (loss) on marketable equity securities	(5.2)	1.3	(6.9)	7.3
Unrealized net loss on derivatives	(5.9)	—	(5.0)	—

Comprehensive income (loss)	$(6.7)	$6.8	$(30.9)	$(286.8)

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

8. RELATED PARTY TRANSACTIONS (Continued)

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

    Edwards Lifesciences filed a lawsuit on June 29, 2000 for patent infringement against Medtronic, Inc., which, as amended, alleges infringement of three Edwards Lifesciences' United States patents. On September 18, 2001, Edwards Lifesciences filed a motion to supplement the complaint against Medtronic to add a fourth Edwards Lifesciences United States patent, and also filed a separate complaint alleging infringement of the same patent in the event the motion to supplement is denied. On June 29, 2000, Edwards Lifesciences also filed a lawsuit against St. Jude Medical, Inc. alleging infringement of three patents. The Medtronic lawsuits were filed in the United States District Court for the District of Delaware and the St. Jude lawsuit was filed in the United States District Court for the Central District of California. The lawsuits seek monetary damages and injunctive relief. Each of Medtronic and St. Jude has answered, and asserted various affirmative defenses and counterclaims with respect to the lawsuits filed in June 2000. In addition, discovery is proceeding in the lawsuits filed in June 2000.

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

    Geographic area data includes net sales based on product shipment destination and long-lived asset data is presented based upon physical location.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(in millions)
Net Sales by Geographic Area
United States	$85.0	$114.9	$331.5	$364.5
Japan	14.5	15.8	45.4	77.9
Other countries	48.3	55.1	155.2	174.0

	$147.8	$185.8	$532.1	$616.4

Net Sales by Major Product and Service Lines
Cardiac Surgery	$76.8	$73.2	$246.8	$233.3
Critical Care	49.3	49.2	155.4	163.7
Vascular	11.4	12.8	37.2	41.1
Perfusion Products and Services	10.1	50.6	91.5	165.2
Other	0.2	—	1.2	13.1

	$147.8	$185.8	$532.1	$616.4

	September 30, 2001	December 31, 2000
	(in millions)
Long-Lived Assets by Geographic Area
United States	$656.2	$777.8
Other countries	17.8	26.0

Totals	$674.0	$803.8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis presents the factors that had a material effect on the results of operations of Edwards Lifesciences during the three and nine months ended September 30, 2001 and 2000. Also discussed is Edwards Lifesciences' financial position as of September 30, 2001. You should read this discussion in conjunction with the historical consolidated condensed financial statements and related notes thereto included elsewhere in this Form 10-Q.

Overview

    Edwards Lifesciences provides a comprehensive line of products and technologies to treat advanced cardiovascular disease. Edwards Lifesciences' sales are categorized in four main product and service lines: cardiac surgery, critical care, vascular, and perfusion products and services. In addition, Edwards Lifesciences offers a diverse grouping of product lines comprised mostly of select distributed products that are sold in international markets, and miscellaneous pharmaceutical products. Edwards Lifesciences is headquartered in Irvine, California, and supplies its products and services to customers in more than 80 countries, both through direct sales and distributor relationships. Edwards Lifesciences' products are manufactured in locations throughout the world, including Brazil, the Dominican Republic, Japan (through a contractual joint venture with Baxter), The Netherlands, Puerto Rico, Switzerland, and the United States.

    Edwards Lifesciences' cardiac surgery portfolio is comprised of products relating to heart-valve therapy, and cannulae and cardioplegia products used during open-heart surgery. Edwards Lifesciences is the world's leader in, and has been a pioneer in the development and commercialization of, tissue valves and repair products used to replace or repair a patient's diseased or defective heart valve. In the critical care area, Edwards Lifesciences is a world leader in hemodynamic monitoring systems used to measure a patient's heart function, and also provides central venous access products for fluid and drug delivery. Edwards Lifesciences' vascular portfolio includes a line of balloon catheter-based products, surgical clips and inserts, angioscopy equipment, artificial implantable grafts, and an endovascular system used to treat abdominal aortic aneurysms. In the perfusion products and services category, Edwards Lifesciences develops, manufactures and markets, in regions outside the United States and Western Europe, a diverse line of disposable products used during cardiopulmonary bypass procedures, including oxygenators, blood containers, filters and related devices. Effective June 30, 2001, the Company sold its perfusion services business in the United States to an affiliate of Fresenius Medical Care AG (see "Disposition of Assets and Other Non-recurring Charges"). The Company continues to maintain its perfusion services business in Europe.

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

  Joint Venture in Japan

    Subsequent to the Distribution, the cardiovascular business in Japan is being operated pursuant to a joint venture under which a Japanese subsidiary of Baxter retains ownership of the Japanese business assets, but a subsidiary of Edwards Lifesciences holds a 90% profit interest. Edwards Lifesciences has an option to purchase the Japanese business assets that may be exercised no earlier than August 1, 2002 and no later than March 31, 2005. The Japanese operations are included in the Consolidated Condensed Statements of Operations for the three months ended March 31, 2000, consistent with the historical treatment of the Company's operations while a part of Baxter. Subsequent to March 31, 2000,

Edwards Lifesciences recognizes as sales its shipments into the joint venture and utilizes the equity method of accounting to record its interest in the operations of the joint venture. On a pro forma basis, sales and other income statement amounts have been adjusted to reflect the Japanese operations on this basis (see pro forma information in Note 5 of Notes to Consolidated Condensed Financial Statements).

Results of Operations

  Net Sales Trends

    The following is a summary of domestic and international net sales:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2001	2000	Percent Change	2001	2000	Percent Change
	(Dollars in Millions)
United States	$85.0	$114.9	(26.0%)	$331.5	$364.5	(9.1%)
International	62.8	70.9	(11.4%)	200.6	251.9	(20.4%)

Total net sales	$147.8	$185.8	(20.5%)	$532.1	$616.4	(13.7%)

    The net sales decrease in the United States for each period was due primarily to the sale of the Company's perfusion services business in the United States effective June 30, 2001 and the Company's partial divestiture of its perfusion products line effective August 31, 2000 (see "Perfusion Products and Services"), partially offset by an increase in sales of cardiac surgery products.

    The decrease in international net sales for the nine months ended September 30, 2001 resulted primarily from a change in accounting for sales in Japan. Subsequent to the Distribution, Edwards Lifesciences only recognizes as sales its shipments into a joint venture with Baxter (see "Joint Venture in Japan"). Assuming the change in accounting in Japan was effective as of January 1, 2000, international net sales for the nine months ended September 30, 2001 would have decreased 10.1%, and total net sales for the nine months ended September 30, 2001 would have decreased 9.4%. The adjusted decreases in international net sales for the three and nine months ended September 30, 2001 were due primarily to the Company's divestiture of its perfusion products line in certain regions, partially offset by an increase in sales of cardiac surgery products.

    Net sales were impacted by fluctuations in foreign currency exchange rates, primarily the movement of the United States dollar against the Euro and the Japanese Yen. Assuming the change in accounting in Japan was effective as of January 1, 2000 and excluding the impact of changes in foreign currency exchange rates, total net sales for the three and nine months ended September 30, 2001 would have decreased 17.7% and 6.6%, respectively. The impact of foreign currency exchange rate fluctuations on net sales would not necessarily be indicative of the impact on net income due to the corresponding effect of foreign currency exchange rate fluctuations on international manufacturing and operating costs and Edwards Lifesciences' hedging activities. For more information, see "Quantitative and Qualitative Disclosure About Market Risk."

  Net Sales by Product Line

    The following table is a summary of net sales by product line:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2001	2000	Percent Change	2001	2000	Percent Change
	(Dollars in Millions)
Cardiac surgery	$76.8	$73.2	4.9%	$246.8	$233.3	5.8%
Critical care	49.3	49.2	0.2%	155.4	163.7	(5.1%)
Vascular	11.4	12.8	(10.9%)	37.2	41.1	(9.5%)
Perfusion products and services	10.1	50.6	(80.0%)	91.5	165.2	(44.6%)
Other	0.2	—		1.2	13.1	(90.8%)

Total net sales	$147.8	$185.8	(20.5%)	$532.1	$616.4	(13.7%)

    Assuming the change in accounting for sales in Japan was effective as of January 1, 2000, net sales by product line would have been as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2001	2000	Percent Change	2001	2000	Percent Change
	(Dollars in Millions)
Cardiac surgery	$76.8	$73.2	4.9%	$246.8	$230.9	6.9%
Critical care	49.3	49.2	0.2%	155.4	153.8	1.0%
Vascular	11.4	12.8	(10.9%)	37.2	40.2	(7.5%)
Perfusion products and services	10.1	50.6	(80.0%)	91.5	160.4	(43.0%)
Other	0.2	—		1.2	2.2	(45.5%)

Total net sales	$147.8	$185.8	(20.5%)	$532.1	$587.5	(9.4%)

    Assuming the change in accounting for sales in Japan was effective as of January 1, 2000 and excluding the impact of foreign currency exchange rate fluctuations, net sales by product line ("Adjusted Net Sales") would have been as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2001	2000	Percent Change	2001	2000	Percent Change
	(Dollars in Millions)
Cardiac surgery	$77.3	$72.0	7.4%	$246.6	$225.2	9.5%
Critical care	50.2	47.8	5.0%	157.2	149.1	5.4%
Vascular	11.6	12.6	(7.9%)	37.3	38.9	(4.1%)
Perfusion products and services	11.0	50.0	(78.0%)	93.2	157.7	(40.9%)
Other	0.1	—		1.2	2.2	(45.5%)

Total net sales	$150.2	$182.4	(17.7%)	$535.5	$573.1	(6.6%)

  Cardiac Surgery

    Effective June 30, 2000, Edwards Lifesciences divested the mechanical cardiac assist product line. Assuming the divestiture occurred on January 1, 2000, Adjusted Net Sales of cardiac surgery products would have increased 7.4% and 10.6% for the three and nine months ended September 30, 2001, respectively. The growth in this product line resulted primarily from continued strong sales of pericardial tissue valves, partially offset by a decline in porcine tissue valves. Management expects that its heart-valve therapy products will continue to serve as a key driver of Edwards Lifesciences' sales growth.

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

  Vascular

    The decline in Adjusted Net Sales for vascular products resulted primarily from the shift to less invasive therapies and non-surgical options. Management continues to see opportunities in peripheral vascular disease treatment and intends to build on its strong base franchise by developing and marketing minimally invasive therapies such as its Lifepath AAA endovascular graft system. In September 2001, the Company received approval to re-enter the market in Europe with its Lifepath AAA endovascular graft system and has recently received approval from the Food and Drug Administration to restart clinical studies for the same product in the United States.

  Perfusion Products and Services

    Effective August 31, 2000, Edwards Lifesciences divested its perfusion products line in the United States and Western Europe. Effective June 30, 2001, the Company sold its perfusion services business in the United States (see "Disposition of Assets and Other Non-Recurring Charges"). Assuming these actions had occurred on January 1, 2000, Adjusted Net Sales of perfusion products and services would have decreased 27.1% and 15.2% for the three and nine months ended September 30, 2001, respectively. Management believes that the decreases were due primarily to an increase in the number of "beating heart" coronary artery bypass surgeries in Western Europe, and this trend reduced the need for perfusion products and services.

  Other

    Other sales include a diverse grouping of product lines comprised primarily of select distributed products that are sold in international regions, and miscellaneous pharmaceutical products. This category of sales fluctuates based on the timing of new or terminated distribution agreements, foreign currency exchange rates, and other factors and events.

  Gross Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Gross profit percentage	56.4%	48.2%	51.9%	46.6%

    The increases in the gross profit percentage for the three and nine months ended September 30, 2001 were due primarily to product line mix. Effective June 30, 2001, the Company sold its lower margin perfusion services business in the United States (see "Disposition of Assets and Other Non-Recurring Charges"). During 2000, the Company divested two of its lower margin product lines

(see "Net Sales by Product Line"). Additionally, during the three and nine months ended September 30, 2001, the Company achieved increased sales of higher-margin cardiac surgery products.

  Selling General and Administrative (SG&A) Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
SG&A expenses as a percentage of net sales	31.4%	25.1%	28.7%	26.9%

    The increase in the percentage for the three and nine months ended September 30, 2001 was primarily due to (a) the sale of the perfusion services business in the United States (see "Disposition of Assets and Other Non-Recurring Charges") which had lower SG&A expenses as a percentage of net sales when compared to the Company's ongoing operations, (b) the current level of fixed expenses on a lower net sales base and (c) additional personnel costs and expenses associated with the Company's operation as an independent company commencing April 1, 2000.

  Research and Development Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(Dollars in Millions)
Research and development expenses	$14.0	$12.9	$40.6	$41.0
Research and development expenses as a percentage of net sales	9.5%	6.9%	7.6%	6.7%

    Reflecting the Japan operations on the equity method for the quarter ended March 31, 2000, and assuming the sale of the Company's perfusion services business in the United States (see "Disposition of Assets and Other Non-Recurring Charges") and the divestitures of the mechanical cardiac assist and perfusion products lines occurred on January 1, 2000, research and development expenses as a percentage of net sales ("Adjusted Percentage") would have been 9.5% and 8.6% for the three and nine months ended September 30, 2001, respectively, and 7.7% and 7.3% for the three and nine months ended September 30, 2000, respectively.

    The Adjusted Percentage increases in research and development expenses for the three and nine months ended September 30, 2001 reflect Edwards Lifesciences' strong commitment to bolster its research and development spending in the future with the goal of developing and commercializing new innovative products and therapies that enhance performance and patient quality of life, and address cost-containment issues.

  Goodwill Amortization

    The reduction in goodwill amortization for the three months ended September 30, 2001 resulted from the sale of the perfusion services business in the United States (see "Disposition of Assets and Other Non-Recurring Charges") and the disposition of the related goodwill effective June 30, 2001.

    The reduction in goodwill amortization for the nine months ended September 30, 2001 resulted primarily from (a) the sale of the perfusion services business in the United States and the disposition of the related goodwill, and (b) the write-down of goodwill related to the divestiture of the Company's line of perfusion products in the United States and Western Europe effective June 30, 2000.

  Disposition of Assets and Other Non-Recurring Charges

  Loss on Sale of Assets ($68.2 million)

    Effective June 30, 2001, the Company sold the stock of Edwards Lifesciences Cardiovascular Resources, Inc. ("ELCR") to Fresenius Medical Care AG ("Fresenius") for cash proceeds of $45 million (the "Sale"), resulting in a pre-tax loss of $68.2 million. ELCR provided and managed perfusionists, monitoring systems, capital equipment and disposable material on a contract service basis to hospitals in the United States and Puerto Rico.

    The following unaudited pro forma consolidated condensed statement of operations for the nine months ended September 30, 2001 gives effect to the sale to Fresenius by Edwards Lifesciences as if the Sale had occurred on January 1, 2001 and is inclusive of the $68.2 million loss on sale of assets. The unaudited pro forma consolidated condensed statement of operations does not purport to be indicative of either the results of future operations or the results of operations that would have occurred had the Sale been consummated on January 1, 2001. The following are in millions, except per share amounts:

Nine Months Ended September 30, 2001
Net sales	$471.1
Net loss	27.5
Net loss per share:
Basic	0.47
Diluted	0.47

  Other Non-recurring Charges ($14.8 million)

    Based upon the non-strategic nature and declining profitability of certain products in the Company's portfolio (including certain distributed products), the Company decided during the quarter ended June 30, 2001 to discontinue its sales effort of these products. The long-lived assets and the investments related to these products were evaluated to determine whether any impairment in their recoverability existed at the determination date. As a result, Edwards Lifesciences assessed whether the estimated cash flows of the products or investments over the estimated lives of the related assets were sufficient to recover their costs. Where such cash flows were insufficient, the Company utilized a discounted cash flow model to estimate the fair value of assets or investments and recorded an impairment charge to adjust the carrying values to estimated fair values. As a result of this evaluation, Edwards Lifesciences recorded a non-cash charge of $14.8 million primarily related to the impairment of intangibles ($8.3 million), the impairment of an investment ($5.5 million) and the write-down of non-productive assets ($1.0 million).

  Non-recurring Spin-off Expenses

    In connection with the spin-off of Edwards Lifesciences from Baxter, certain non-recurring costs totaling $18.4 million were incurred by Edwards Lifesciences during the nine months ended September 30, 2000. These costs primarily related to (a) the coordination and implementation of the transaction and (b) the recruitment of personnel to perform new corporate administrative functions.

  Other Operating Income

    Other operating income represents the Company's 90% profit interest in the cardiovascular business in Japan effective April 1, 2000. For more information, see "Joint Venture in Japan."

  Interest Expense, net

    The decrease in interest expense, net for the three months ended September 30, 2001 resulted primarily from the Company's reduction of debt combined with lower interest rates on the Company's floating rate debt.

    The increase in interest expense, net for the nine months ended September 30, 2001 resulted primarily from a $6.2 million payment to unwind an interest rate swap agreement that had previously locked in a fixed interest rate on $75.0 million of floating rate debt. The decision to unwind the interest rate swap agreement resulted from the Company's recent pay-down of underlying floating rate debt not anticipated to be necessary in funding future requirements of working capital, capital expenditures and other financial commitments. The increase in interest expense, net was partially offset by the Company's reduction of its debt and lower interest rates on its floating rate debt.

  Other Expense, net

    The decrease in other expense, net for the three months ended September 30, 2001 resulted primarily from fluctuations in currency exchange rates related to global trade and intercompany receivable balances.

    The increase in other expense, net for the nine months ended September 30, 2001 resulted primarily from a $6.5 million charge during the three months ended June 30, 2001 related to the impairment of land investments offset by fluctuations in currency exchange rates related to global trade and intercompany receivable balances.

  Provision for Income Taxes

    The effective income tax rates for the three months ended September 30, 2000 and the nine months ended September 30, 2001 and 2000 were impacted by the non-deductibility of the majority of the 2001 and 2000 non-recurring charges (see "Disposition of Assets and Other Non-Recurring Charges"). Excluding these non-recurring charges, Edwards Lifesciences' effective income tax rate was approximately 27% for the quarters ended September 30, 2001 and 2000, respectively. The effective income tax rate for the three months ended September 30, 2001 decreased two percentage points from the quarter ended June 30, 2001 primarily due to the reduction of non-deductible goodwill amortization associated with the sale of the perfusion services business in the United States (see "Disposition of Assets and Other Non-Recurring Charges").

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

    Cash flows provided by operating activities for the nine months ended September 30, 2001 decreased $33.0 million due primarily to an increase in inventory levels.

    Cash provided by investing activities for the nine months ended September 30, 2001 consisted primarily of $45.0 million received from the sale of the Company's stock of ELCR (see "Disposition of Assets and Other Non-Recurring Charges"), partially offset by a $4.2 million investment in PLC Systems, Inc., a $2.2 million investment in CardioFocus, Inc. and a $2.1 million investment in Converge Medical, Inc. Uses of cash for investing activities for the nine months ended September 30, 2000 included the $12.5 million purchase of two convertible debentures in Sangamo Biosciences, Inc., a $20.0 million investment in World Heart Corporation and a $7.0 million investment in A-Med Systems, Inc. Capital expenditures for the nine-month period ended September 30, 2001 were $28.1 million, and the Company expects this rate of expenditure to continue throughout the remainder of calendar year 2001.

    Cash flows from financing activities during the nine months ended September 30, 2001 included $7.3 million of installment payments on a note receivable from Jostra AG and $6.5 million received by the Company from the exercise of stock options and other rights to purchase the Company's stock under employee stock purchase plans.

    As of September 30, 2001, Edwards Lifesciences had credit facilities in place for $605.0 million and had borrowed $339.1 million against the credit facilities. The initial proceeds of the credit facilities were used to repay intercompany debt to Baxter, satisfy initial working capital requirements, and execute asset transfers from Baxter.

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

    Adopting the provisions of SFAS No. 133 on January 1, 2001 resulted in a one-time cumulative after-tax increase in net loss of $1.5 million. In addition, the Company recorded the following one-time cumulative after-tax adjustments in Accumulated Other Comprehensive Loss as of January 1, 2001:

Unrealized Gain (Loss)
(in millions)
Related to previously designated cash flow hedging relationships:
Fair value of hedging instruments	$(6.9)
Previously deferred hedging gains and losses	1.5

Total cumulative effect of adoption on Other Comprehensive Loss, net of tax	$(5.4)

    For the three months ended September 30, 2001, the Company reclassified from Accumulated Other Comprehensive Loss a net gain of $2.5 million to Cost of Goods Sold and a net loss of $1.0 million to Interest Expense, net. For the nine months ended September 30, 2001, the Company reclassified from Accumulated Other Comprehensive Loss a net gain of $6.2 million to Cost of Goods Sold and a net loss of $8.9 million to Interest Expense, net. Included in the amounts reclassified to Interest Expense, net for nine months ended September 30, 2001 is a $6.2 million charge related to the termination of an interest rate swap agreement.

    The Company expects that during the next 12 months, it will reclassify to earnings a $1.4 million loss currently recorded in Accumulated Other Comprehensive Loss. During the three and nine months ended September 30, 2001, the Company recognized a $0.2 million and $1.9 million loss, respectively, due to hedge ineffectiveness primarily related to the time value of option contracts.

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

    In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142, which changes the accounting for goodwill from an amortization method to an impairment-only approach, will be effective for fiscal years beginning after December 15, 2001. The Company has determined that adoption of this standard will result in the annual reduction of approximately $14.0 million of goodwill amortization.

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143, which changes the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs, will be effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact that adoption of this standard will have on its consolidated financial statements.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets." SFAS No. 144, which changes the accounting and reporting for the impairment of long-lived assets, will be effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact that adoption of this standard will have on its consolidated financial statements.

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

    Edwards Lifesciences utilizes interest rate swap agreements in managing its exposure to interest rate fluctuations. Interest rate swap agreements are executed as an integral part of specific debt transactions. The differential paid or received on interest rate swap agreements is recorded as an adjustment to interest expense over the term of the agreements. Edwards Lifesciences' interest rate swap agreements involve agreements to receive a floating rate and pay a fixed rate, at specified intervals, calculated on an agreed-upon notional amount. As of September 30, 2001, Edwards Lifesciences had in place three interest rate swaps with a total notional amount of $177.1 million to swap floating rate United States dollar and Yen denominated debt obtained under the Company's revolving credit facilities for fixed rates. The original maturities of the interest rate swap agreements are three months.

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

  •
  the receipt of timely regulatory approvals; and

  •
  other risk factors described in the Company's Annual Report on Form 10-K for the annual period ended December 31, 2000.

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

(b)
Reports on Form 8-K

  As previously reported, the registrant filed on July 16, 2001 a report on Form 8-K regarding its transaction with Fresenius Medical Care AG.

Signature

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDWARDS LIFESCIENCES CORPORATION (Registrant)
Date: November 9, 2001	By:	/s/ Bruce J. Bentcover Bruce J. Bentcover Corporate Vice President, Chief Financial Officer and Treasurer

EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Edwards Lifesciences Corporation (a)
3.2	Amended and Restated Bylaws of Edwards Lifesciences Corporation (a)
3.3	Form of Certificate of Designation for Edwards Lifesciences Corporation Series A Junior Participating Preferred Stock (included as Exhibit A to Exhibit 10.9) (a)
4.1	Specimen form of certificate representing Edwards Lifesciences Corporation common stock (a)
10.1	Form of Agreement and Plan of Reorganization, to be entered into between Edwards Lifesciences Corporation and Baxter International Inc. (a)
10.2	Form of Tax Sharing Agreement, to be entered into between Edwards Lifesciences Corporation and Baxter International Inc. (a)
10.3	Edwards Lifesciences Corporation Long-Term Stock Incentive Compensation Program (a)
10.4	Form of Edwards Lifesciences Corporation Change in Control Severance Agreement (h)
10.5	Employment Agreement for Michael A. Mussallem (h)
10.9	Form of Rights Agreement between Edwards Lifesciences Corporation and EquiServe Trust Company, N.A., as Rights Agent, dated as of March 31, 2000 (a)
10.10	Services and Distribution Agreement between Edwards Lifesciences LLC, as successor in interest to Baxter Healthcare Corporation, and Allegiance Healthcare Corporation, dated as of October 1, 1996. CONFIDENTIAL INFORMATION APPEARING IN THIS DOCUMENT HAS BEEN OMITTED AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION IN ACCORDANCE WITH SECTION 24(b) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED AND RULE 24b-2 PROMULGATED THEREUNDER. OMITTED INFORMATION HAS BEEN REPLACED WITH ASTERISKS (a)
10.11	Form of Employment Agreement (a)
10.12	Form of Consulting Agreement (a)
10.13	Form of Outgoing Confidentiality Agreement (a)
10.14	Edwards Lifesciences Corporation Nonemployee Directors and Consultants Stock Incentive Program (a)
10.16	Form of Tokumei Kumiai Agreement by and between Baxter Limited and Edwards Lifesciences Finance Limited, dated as of April 1, 2000 (a)
10.17	Form of Option Agreement by and between Baxter Limited and Edwards Lifesciences Limited, dated as of April 1, 2000 (a)
10.18	Form of Japan Distribution Agreement by and between Baxter Limited and Edwards Lifesciences LLC, dated as of April 1, 2000 (a)
10.19	Five Year Credit Agreement dated as of March 30, 2000, among Edwards Lifesciences Corporation, a Delaware corporation; the Swiss Borrowers; the Japanese Borrowers; the Lenders from time to time party hereto; The Chase Manhattan Bank, as Administrative Agent; Chase Manhattan International Limited, as London Agent; The Fuji Bank, Limited, as the Tokyo Agent; Bank One, N.A., as Syndication Agent; and Credit Suisse First Boston, as Documentation Agent (b)

10.20	364-Day Credit Agreement dated as of March 30, 2000, among Edwards Lifesciences Corporation, a Delaware corporation; the Lenders from time to time party hereto. The Chase Manhattan Bank, as Administrative Agent; Bank One, N.A., as Syndication Agent; and Credit Suisse First Boston, as Documentation Agent (b)
10.21	Edwards Lifesciences Corporation Severance Pay Plan (b)
10.22	Contribution Agreement by and among Edwards Lifesciences LLC, Edwards Novacor LLC, WorldHeart Corporation and Valentine Acquisition Corp. dated as of May 24, 2000 (c)
10.23	Amendment No. 1, dated as of June 30, 2000, to the Five Year Credit Agreement dated as of March 30, 2000, among Edwards Lifesciences Corporation, a Delaware corporation; the Swiss Borrowers; the Japanese Borrowers; the Lenders from time to time party thereto; The Chase Manhattan Bank, as Administrative Agent; Chase Manhattan International Limited, as London Agent; The Fuji Bank, Limited, as the Tokyo Agent; Bank One, N.A., as Syndication Agent; and Credit Suisse First Boston, as Documentation Agent, and to the 364-Day Credit Agreement dated as of March 30, 2000, among Edwards Lifesciences Corporation, the Lenders from time to time party thereto, The Chase Manhattan Bank, as Administrative Agent, Bank One, N.A., as Syndication Agent and Credit Suisse First Boston, as Document Agent (c)
10.24	Edwards Lifesciences Corporation Long-Term Stock Incentive Compensation Program (as amended and restated July 12, 2000 (d)
10.25	Edwards Lifesciences Corporation Nonemployee Directors and Consultants Stock Incentive Program (as amended and restated July 12, 2000) (d)
10.26	Edwards Lifesciences Corporation Executive Option Plan (e)
10.27	Edwards Lifesciences Corporation of Puerto Rico Savings and Investment Plan (f)
10.28	Edwards Lifesciences Corporation 401(k) Savings and Investment Plan (g)
10.29	Edwards Lifesciences Corporation 2001 Incentive Plan (h)
10.30	Amendment No. 2, dated as of March 29, 2001, to the Five Year Credit Agreement dated as of March 30, 2000 among Edwards Lifesciences Corporation, a Delaware corporation; the Swiss Borrowers; the Japanese Borrowers; the Lenders from time to time party thereto; The Chase Manhattan Bank, as Administrative Agent; Chase Manhattan International Limited, as London Agent; The Fuji Bank, Limited, as the Tokyo Agent; Bank One, N.A., as Syndication Agent; and Credit Suisse First Boston, as Documentation Agent (i)
10.31	Amended and Restated 364-Day Credit Agreement dated as of March 29, 2001 among Edwards Lifesciences Corporation, as Borrower; the lenders Party hereto; The Chase Manhattan Bank, as Administrative Agent; Credit Suisse First Boston, as Syndication Agent; and The Bank of Nova Scotia, as Documentation Agent; JP Morgan, a division of Chase Securities Inc., as Advisor, Lead Arranger and Book runner (i)
10.32	Agreement between Edwards Lifesciences and Richard L. Miller, dated May 3, 2001. (j)
21.1	Subsidiaries of Edwards Lifesciences Corporation (h)

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

(i)
Incorporated by reference to the cited exhibit in Edwards Lifesciences' Quarterly Report on Form 10Q for the quarterly period ended March 31, 2001, under the Securities Exchange Act of 1934.

(j)
Incorporated by reference to the cited exhibit in Edwards Lifesciences' Quarterly Report on Form 10Q for the quarterly period ended June 30, 2001, under the Securities Exchange Act of 1934.

QuickLinks

TABLE OF CONTENTS
Part I. Financial Information
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II. OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K.
Signature
EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION