Form 10-K405
period 2001-12-31
EDWARDS LIFESCIENCES CORP
filed 2002-03-22
CIK 1099800

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001        Commission file number 1-15525

EDWARDS LIFESCIENCES CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or Organization)	36-4316614 (IRS Employer Identification No.)

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        The aggregate market value of the Registrant's common stock held by non-affiliates as of March 1, 2002 was approximately $1,642,300,000 based on a closing price of $27.75 per share of the Registrant's common stock on such date on the New York Stock Exchange. This calculation does not reflect a determination that persons are affiliates for any other purpose.

        The number of shares outstanding of the Registrant's common stock, $1.00 par value, as of March 1, 2002 was 59,404,660.

Documents Incorporated by Reference

        Portions of the Registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders (to be filed on or before April 12, 2002) are incorporated by reference into Part III, as indicated herein.

EDWARDS LIFESCIENCES CORPORATION
Form 10-K Annual Report—2001
Table of Contents

PART I

Item 1 Business

        This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our future operations, financial condition and prospects, and business strategies. The words "may," "believe," "will," "expect," "project," "estimate," "anticipate," "plan," "continue" and other similar expressions generally identify forward-looking statements. Investors are cautioned not to unduly rely on such forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, results of operations, or performance to differ materially from our historical results or those expressed in any forward-looking statements contained in this report. Investors should carefully review the information contained under the caption "Certain Business Risks" beginning on page 10, and elsewhere in, or incorporated by reference into, this report.

Overview

        Edwards Lifesciences Corporation is a global leader in products and technologies designed to treat advanced cardiovascular disease. Edwards Lifesciences focuses on providing products and technologies to address four main cardiovascular disease states:

  •
  heart valve disease;

  •
  coronary artery disease;

  •
  peripheral vascular disease; and

  •
  congestive heart failure.

        Cardiovascular disease is the number-one cause of death in the world, and is among the top three diseases in terms of health care spending in nearly every country. Cardiovascular disease is both progressive and pervasive; progressive, in that it tends to worsen over time, and pervasive because it often affects an individual's entire circulatory system. In its later stages, cardiovascular disease is frequently treated with surgery, including coronary artery bypass graft (CABG) procedures and heart valve replacement or repair procedures.

        The products and technologies provided by Edwards Lifesciences to treat cardiovascular disease are categorized into four main areas:

  •
  Cardiac Surgery;

  •
  Critical Care;

  •
  Vascular; and

  •
  Perfusion.

        Patients undergoing surgical treatment for cardiovascular disease are likely to encounter a variety of Edwards Lifesciences' products and technologies. For example, an individual with a heart valve disorder may have a faulty valve re-shaped and repaired with an Edwards Lifesciences annuloplasty ring, or the surgeon may elect to remove the valve altogether and replace it with one of Edwards Lifesciences' bioprosthetic tissue heart valves, which can be made of bovine or porcine tissue. If a patient undergoes other types of open heart surgery, such as a CABG procedure, the functions of their heart and lungs may be managed through the use of disposable products and equipment offered outside the United States and Western Europe by Edwards Lifesciences' perfusion product line. If the circulatory problems are in the limbs rather than in the heart, the patient's procedure may involve some of Edwards Lifesciences' vascular products, which include various types of balloon-tipped catheters that are used to remove blood clots. Finally, virtually all high-risk patients in the operating room or cardiac care unit are candidates for having their cardiac function monitored by Edwards Lifesciences' critical care products.

Corporate Background

        Edwards Lifesciences Corporation was incorporated in Delaware on September 10, 1999 as a wholly owned subsidiary of Baxter International Inc. ("Baxter") to assume the business and operations of Baxter's CardioVascular Group. Effective March 31, 2000, the business, assets and liabilities of Baxter's CardioVascular Group were transferred to Edwards Lifesciences and its subsidiaries and 100% of the common stock of Edwards Lifesciences was distributed to the stockholders of Baxter in a tax-free spin-off (the "Distribution"). Since that time, Edwards Lifesciences has operated as an independent company. Unless the context indicates otherwise, references to the "Company" and "Edwards Lifesciences" refer to Baxter's CardioVascular Group for periods prior to April 1, 2000 and to Edwards Lifesciences Corporation and its subsidiaries for the periods on or after such date.

        Edwards Lifesciences' principal executive offices are located at One Edwards Way, Irvine, California 92614. The telephone number at that address is (949) 250-2500.

Edwards Lifesciences' Product and Technology Offerings

        The following discussion summarizes the four main categories of products and technologies offered by Edwards Lifesciences to treat advanced cardiovascular disease.

Cardiac Surgery

        Heart Valve Therapy.    Edwards Lifesciences' heart valve and valve repair products are used to replace or repair a patient's diseased or defective heart valve. Edwards Lifesciences is the world's leading manufacturer of tissue heart valves and repair products. Edwards Lifesciences operates manufacturing facilities in Irvine, California, and Horw, Switzerland, producing pericardial and porcine valves from biologically inert animal tissue sewn onto proprietary wireforms or stents.

        The core of Edwards Lifesciences' tissue product line is the Carpentier-Edwards PERIMOUNT pericardial valve, the most widely prescribed tissue heart valve in the world due to its proven durability and performance, and the only pericardial valve available in the United States. Edwards Lifesciences' Carpentier-Edwards porcine valves, Prima Plus stentless tissue valve, Edwards MIRA bi-leaflet mechanical valve and the Starr-Edwards silastic ball valve complement its line of heart tissue valves.

        In addition to its replacement valves, Edwards Lifesciences is the worldwide leader in heart valve repair products with products including its Carpentier-Edwards annuloplasty rings and Cosgrove-Edwards annuloplasty system.

        Cannulae.    Edwards Lifesciences is a leading manufacturer of cannulae products used during cardiac surgery including cannulae to facilitate vacuum-assisted venous drainage during perfusion, and aortic dispersion cannulae. Edwards Lifesciences also has a number of products to facilitate coronary artery bypass surgery when performed on a beating heart, including the AnastaFlo coronary shunt used to redirect blood away from the suturing site and the VisuFlo humidifying blower to keep the surgical site dry and optimize the surgeon's visual field during a procedure.

        Angina Therapy.    Edwards Lifesciences' cardiac surgery products include carbon-dioxide lasers and related disposables for use in transmyocardial revascularization, a procedure for treating severe angina. These products are distributed by Edwards Lifesciences in the United States.

Critical Care

        Edwards Lifesciences is a world leader in hemodynamic monitoring systems that are used to measure a patient's heart function in surgical and intensive care settings. Hemodynamic monitoring enables a clinician to balance the oxygen supply and demand of a critically ill patient and plays an important role in assuring that the heart function of millions of patients who have pre-existing cardiovascular conditions or other critical illnesses is optimized before they undergo a surgical procedure. Edwards Lifesciences' hemodynamic monitoring technologies are often deployed before, during and after open heart, major vascular, major abdominal, neurological and orthopedic surgical procedures.

        Edwards Lifesciences manufactures and markets the Swan-Ganz brand line of hemodynamic monitoring products, originally launched in the 1970s. Edwards Lifesciences also is a global leader in the broader field of disposable pressure monitoring devices and has introduced a line of innovative products enabling closed-loop arterial blood sampling to protect both patients and clinicians from the risk of infection.

        Central venous catheters are the primary route for fluid and medication delivery to patients undergoing major surgical procedures and/or intensive care. The Company's Advanced Venous Access, AVA HF and AVA 3Xi devices, provide increased convenience, effectiveness and efficiency by integrating the capabilities of an introducer and multi-lumen central venous access into a single device. Edwards Lifesciences' Vantex central venous catheter, which is manufactured from a patented, antimicrobial material, addresses the life-threatening and costly problem of bloodstream infections related to central venous catheters.

        The Company also markets a range of products required to perform hemofiltration, including access catheters, filters and solutions.

Vascular

        The pervasive nature of cardiovascular disease means that the circulatory conditions that occur inside the heart are often mirrored elsewhere in a patient's body. Atherosclerotic disease is one common circulatory condition which involves the thickening of blood-carrying vessels and the formation of circulation-restricting plaque, clots and other substances, and often occurs concurrently in the vascular system as well as in the heart. When the abdomen, arms or legs are impacted, the diagnosis is usually peripheral vascular disease ("PVD"), which occurs in millions of patients worldwide.

        Edwards Lifesciences manufactures and sells a variety of products used to treat occlusive PVD, including a line of balloon-tipped, catheter-based products, as well as surgical clips and inserts, angioscopy equipment and artificial implantable grafts. Edwards Lifesciences' Fogarty line of embolectomy catheters has been an industry standard for removing blood clots from peripheral blood vessels for more than 30 years.

        A significant area of interest and investment for Edwards Lifesciences has been the development of endovascular grafts. Edwards Lifesciences has developed the Lifepath AAA endovascular graft system to treat potentially life-threatening abdominal aortic aneurysms with an endovascular approach. An aneurysm can form in the aorta, the body's main circulatory channel, when a portion of the aortic wall becomes weakened and bulges outward. Often, the aneurysm grows until it poses a life threatening risk of rupturing. The Lifepath AAA system treats abdominal aortic aneurysms by inserting an endovascular graft that relines the wall of the aorta in the damaged area. By accessing and repairing the aneurysm from within the aorta, rather than making a major incision that exposes most of the body's internal organs, the endovascular procedure is less traumatic and less invasive than standard aortic repair surgery. The Lifepath AAA system is available for commercial sale in Europe and is undergoing clinical trials in the United States. The Company expects to fully launch the Lifepath AAA system in the United States in 2004.

        In November 2001, Edwards Lifesciences announced an exclusive licensing agreement with Orbus Medical Technologies, Inc. to develop balloon- and self-expanding peripheral stents. Stents are small tubular structures used to prop open the diseased blood vessels of patients suffering from atherosclerotic vascular disease. To accelerate this initiative, the Company has partnered with Syntheon LLC to provide near-term engineering and manufacturing support. Edwards Lifesciences expects to have a broad peripheral stent product offering ready for global release in mid-2003.

Perfusion

        Edwards Lifesciences develops, manufactures and distributes a line of disposable perfusion products for customers in regions outside of the United States and Western Europe. These products include the Vital oxygenator, launched in 2001, blood containers, filters and related devices used during the practice of bypassing the heart and lungs during stopped-heart surgical procedures.

        Effective June 30, 2001, the Company sold its perfusion services operation in the United States to an affiliate of Fresenius Medical Care AG. Edwards Lifesciences maintains a small perfusion services operation in Europe.

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

        The cardiovascular segment of the medical device industry is dynamic and currently undergoing significant change due to cost-of-care considerations, regulatory reform, industry and customer consolidation and evolving patient needs. The ability to provide cost-effective products and technologies that improve clinical outcomes is becoming increasingly important for medical device manufacturers.

        Edwards Lifesciences' products and technologies face substantial competition from a number of companies. In cardiac surgery, the primary competitors include St. Jude Medical, Inc., Medtronic, Inc. and Sulzer Medica, Ltd. In critical care, Edwards Lifesciences' principal competitors include Abbott Laboratories and Arrow International, Inc. In the vascular area, Edwards Lifesciences' primary competitors for the traditional surgical segments of its business include W.L. Gore & Associates, Inc. and Applied Medical Resources Corporation. For the Lifepath AAA system and the emerging peripheral vascular disease products, Edwards Lifesciences' competitors are expected to be Medtronic, Inc., Guidant Corporation, Cordis Corporation (an affiliate of Johnson & Johnson) and Boston Scientific Corporation. In perfusion products, Edwards Lifesciences competes with Gambro BCT, Medtronic, Inc. and Jostra AG. Edwards Lifesciences competes with many small regional businesses outside the United States that provide perfusion services in those hospitals that outsource perfusion services.

Sales and Marketing

        Edwards Lifesciences has a number of broad product lines that require a sales and marketing strategy tailored to its customers in order to deliver high-quality, cost-effective products and technologies to all of its customers worldwide. We believe that Edwards Lifesciences' portfolio includes some of the most respected product brands in cardiovascular devices today, including Carpentier-Edwards, Cosgrove-Edwards, Duraflo, Fogarty, Research Medical, Starr-Edwards and Swan-Ganz.

        Because of the diverse global needs of the population that Edwards Lifesciences serves, Edwards Lifesciences' distribution system includes a direct sales force and independent distributors. During the year ended December 31, 2001, approximately 11% of Edwards Lifesciences' net sales were from sales to Baxter, the majority of which resulted from sales to Baxter in Japan. Baxter serves as a distributor of Edwards Lifesciences' products and/or provides distribution services in various countries outside the United States. The distribution agreements with Baxter generally extended until December 31, 2001. The distribution agreement with Baxter for sales in Japan, however, will not terminate before Edwards Lifesciences acquires the Japan operations, which could occur between August 1, 2002 and March 31, 2005. In certain territories, Edwards Lifesciences is required to distribute all covered products through Baxter, subject to certain exceptions. Baxter distributes Edwards Lifesciences' products to a variety of customers, including hospitals, surgical centers and other health care institutions. Except for Baxter, Edwards Lifesciences is not dependent on any single customer and no single customer accounted for more than 10% of Edwards Lifesciences' net sales in 2001.

        Sales personnel work closely with the primary decision makers who purchase Edwards Lifesciences' products, whether they are physicians, material managers, nurses, biomedical staff, hospital administrators or purchasing managers. Also, where appropriate, Edwards Lifesciences' sales force actively pursues approval of Edwards Lifesciences as a qualified supplier for hospital group purchasing organizations that negotiate contracts with suppliers of medical products. Edwards Lifesciences has contracts with a number of national buying groups and is working with a growing number of regional buying groups that are emerging in response to cost containment pressures and health care reform in the United States.

        United States.    In the United States, Edwards Lifesciences sells substantially all of its products through its direct sales force. Substantially all of its direct sales force consists of employees of Edwards Lifesciences. In 2001, approximately 60% of Edwards Lifesciences' reported sales were derived from sales to customers in the United States.

        International.    In 2001, approximately 40% of Edwards Lifesciences' reported sales were derived internationally through its direct sales force and independent distributors. Edwards Lifesciences sells its products in more than 80 countries. Major international markets for Edwards Lifesciences' products are: Austria, Belgium, Canada, France, Germany, Italy, Japan (through a joint venture entity with an affiliate of Baxter), Spain, The Netherlands and the United Kingdom. The sales and marketing approach in international geographies varies depending on each country's size and state of development.

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

        Edwards Lifesciences follows rigorous sourcing and manufacturing procedures intended to safeguard humans from potential risks associated with diseases such as bovine spongiform encephalopathy ("BSE"), commonly known as "mad cow disease." Health and regulatory authorities have given guidance identifying three factors contributing to the control of BSE: source of animals, nature of tissue used and manufacturing process. The Company complies with all current guidelines regarding risks for products intended to be implanted in humans. The Company obtains bovine tissue used in its pericardial tissue valve products only from sources within the United States, where strong control measures and surveillance programs exist and where no BSE cases have been reported. In addition, bovine tissue used in the Company's pericardial tissue valve products are from tissue types considered by health and regulatory organizations to have shown no risk of infectibility. The Company's manufacturing and sterilization processes render tissue biologically safe from all known infectious agents and viruses, and exceed the worldwide standard for sterile medical products.

        In 1998, Congress enacted the Biomaterials Access Assurance Act to help ensure a continued supply of raw materials and component parts essential to the manufacture of medical devices by allowing for rapid dismissal of claims against suppliers in some product liability lawsuits if certain facts and circumstances exist. This law has not yet had a material impact, and it is not possible to assess the long-term impact it will have, on the continued availability of raw materials. The inability to develop satisfactory alternatives, if required, or a reduction or interruption in supply or a significant increase in the price of materials or components could have a material adverse effect on Edwards Lifesciences' business.

Quality Assurance

        Edwards Lifesciences is committed to providing quality products to its customers. To meet this commitment, Edwards Lifesciences has implemented modern quality systems and concepts throughout the organization. The quality system starts with the initial product specification and continues through the design of the product, component specification processes and the manufacturing, sales and servicing of the product. The quality system is designed to build in quality and to utilize continuous improvement concepts throughout the product life.

        Edwards Lifesciences' operations are certified under applicable international quality systems standards, such as ISO 9001, ISO 9002 and ISO 13485. These standards require, among other items, quality system controls that are applied to product design, component material, suppliers and manufacturing operations. These ISO certifications can be obtained only after a complete audit of a company's quality system has been conducted by an independent outside auditor. Periodic reexamination by the independent outside auditor is required to maintain these certifications.

Research and Development

        Edwards Lifesciences is engaged in ongoing research and development to deliver clinically advanced new products, to enhance the effectiveness, ease of use, safety and reliability of its current leading products and to expand the applications of its products as appropriate. Edwards Lifesciences is dedicated to developing novel technologies that will furnish health care providers with a more complete line of products to treat heart valve disease, coronary artery disease, peripheral vascular disease and congestive heart failure.

        The Company spent $55 million on research and development in each of 2001, 2000, and 1999 (8%, 7% and 6% of net sales, respectively). A majority of Edwards Lifesciences' research and development investment has been applied to extend and defend its core cardiac surgery, critical care and vascular franchises, including research and development relating to next-generation pericardial tissue valves, enhanced tissue processing technologies, minimally invasive heart valve repair and percutaneous valve replacement. Additionally, the Company is investing in activities designed to create new growth platforms including minimally invasive endovascular graft systems, peripheral stents and laser-based photonic ablation to treat cardiac arrhythmia.

        Edwards Lifesciences' research and development activities are carried out primarily in facilities located in the United States. Edwards Lifesciences' experienced research and development staff is focused on product design and development, quality, clinical research and regulatory compliance. To pursue primary research efforts, Edwards Lifesciences has developed alliances with several leading research institutions and universities. Edwards Lifesciences also works with leading clinicians around the world in conducting scientific studies on Edwards Lifesciences' existing and developing products. These studies include clinical trials, which provide data for use in regulatory submissions and post-market approval studies involving applications of Edwards Lifesciences' products.

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

        Edwards Lifesciences owns approximately 315 issued United States patents, 135 pending United States patent applications, 380 issued foreign patents and 525 pending foreign patent applications, and has licensed approximately 40 issued United States patents, 50 pending United States patent applications, 145 issued foreign patents and 40 pending foreign patent applications that relate to aspects of the technology incorporated in many of Edwards Lifesciences' products. This proprietary protection often affords Edwards Lifesciences the opportunity to enhance its position in the marketplace by precluding its competitors from using or otherwise exploiting Edwards Lifesciences' technology.

        Most of Edwards Lifesciences' products are protected in some way by issued patents and/or pending patent applications. Edwards Lifesciences has several key patents and pending patent applications in the United States, Europe, Australia, Japan and Canada on improvements to the Carpentier-Edwards pericardial valve which enhance and extend the original patent coverage on this valve. Although the original pericardial patent will be expiring in 2002 in most countries, because of design improvements made since the original filing, management does not expect this to have a significant effect on its business. Edwards Lifesciences also has many important United States and foreign patents and pending patent applications related to mitral valve repair and, in particular, patent coverage on the Cosgrove-Edwards annuloplasty system and the Carpentier-Edwards Physio annuloplasty ring. The Lifepath AAA system for endovascular repair of abdominal aortic aneurysms is an important technology that is protected by at least thirteen issued United States patents and foreign applications pending in Europe, Canada, Japan and Australia. Edwards Lifesciences also has numerous key United States and foreign patents and patent applications that cover catheters, systems and methods for measuring and monitoring continuous cardiac output ("CCO") and vascular access products, including combinations of introducers and central venous catheters. Many of the CCO and vascular access patents were issued only recently and are expected to protect Edwards Lifesciences' intellectual property rights in such technologies for the next ten to fifteen years. In addition, Edwards Lifesciences has purchased and licensed extensive United States and foreign patents and patent applications in the angiogenesis field.

        Although some of Edwards Lifesciences' patents are due to expire within the next six years, Edwards Lifesciences' patent strategy is to file improvement patent applications and, in some cases, additional patent applications covering new aspects or modifications of the affected products, or line extensions of these products. As a result, the duration of some of the patents covering Edwards Lifesciences' products can extend up to 20 years from the date of filing of the patent application. Edwards Lifesciences management does not believe that the expiration of any one or more of its patents that are due to expire in the next six years will cause a material adverse effect on the sales of Edwards Lifesciences' products. In addition, Edwards Lifesciences is a party to several license agreements with unrelated third parties pursuant to which it has obtained, for varying terms, the exclusive or non-exclusive rights to certain patents held by such third parties in consideration for cross-licensing rights or royalty payments. Edwards Lifesciences has also granted various rights in its own patents to others under license agreements. There can be no assurance that pending patent applications will result in issued patents. Competitors may challenge the validity and enforceability of, or circumvent, these patents issued to or licensed by Edwards Lifesciences. Such patents may also be found to be insufficiently broad to provide Edwards Lifesciences with a competitive advantage.

        Edwards Lifesciences actively monitors the products of its competitors for possible infringement of Edwards Lifesciences' owned and/or licensed patents. Historically, litigation has been necessary to enforce certain patent rights held by Edwards Lifesciences and Edwards Lifesciences plans to continue to defend and prosecute its rights with respect to such patents. However, the Company's efforts in this regard may not be successful. In addition, patent litigation could result in substantial cost and diversion of effort. Edwards Lifesciences also relies upon trade secrets for protection of its confidential and proprietary information. Others may independently develop substantially equivalent proprietary information and techniques, and third parties may otherwise gain access to Edwards Lifesciences' trade secrets.

        Following are some of the primary trademarks of Edwards Lifesciences that are registered in the United States Patent and Trademark Office:

Advanced Venous Access AnastaFlo Carpentier-Edwards Carpentier-Edwards Physio CCOmbo	Cosgrove-Edwards Duraflo Edwards Prima Plus Evergrip	Fogarty Lifepath AAA PERIMOUNT PERIMOUNT Plus	Starr-Edwards Swan-Ganz Vantex Vigilance

        Other key trademarks owned by Edwards Lifesciences:

AVA HF AVA 3Xi Edwards	Edwards Lifesciences Edwards Lifestent Edwards MIRA	Estent Everclip Research Medical	Thrombex PMT VisuFlo

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

        Health Care Initiatives.    Government and private sector initiatives to limit the growth of health care costs, including price regulation and competitive pricing, are continuing in many countries where Edwards Lifesciences does business, including the United States and Japan. As a result of these changes, the marketplace has placed increased emphasis on the delivery of more cost-effective medical therapies. Although Edwards Lifesciences believes it is well positioned to respond to changes resulting from this worldwide trend toward cost containment, proposed legislation and/or changes in the marketplace could have an adverse impact on future operating results.

        Diagnostic-related groups' reimbursement schedules regulate the amount the United States government, through the United States Centers for Medicare and Medicaid Services, will reimburse hospitals and doctors for the inpatient care of persons covered by Medicare. In response to rising Medicare and Medicaid costs, several legislative proposals in the United States have been advanced that would restrict future funding increases for these programs. While Edwards Lifesciences has been unaware of significant domestic price resistance directly as a result of the reimbursement policies of diagnostic-related groups, changes in these reimbursement levels and processes could have an adverse effect on Edwards Lifesciences' domestic pricing flexibility.

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

Employees

        As of December 31, 2001, Edwards Lifesciences had 4,811 employees worldwide, the majority of whom were located at the Company's headquarters in Irvine, California, and at its manufacturing facility in Puerto Rico. Other major concentrations of employees are located in The Dominican Republic, Europe and Brazil. Edwards Lifesciences emphasizes competitive compensation, benefits, equity participation and work environment policies in its efforts to attract and retain qualified personnel. None of Edwards Lifesciences' North American employees is represented by a labor union. In various countries outside of North America, the Company interacts with trade unions and work councils that represent a limited number of employees. Edwards Lifesciences considers its relations with its employees to be good.

Certain Business Risks

        This report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements and other prospective information relating to future events. These forward-looking statements and other information are subject to risks and uncertainties that could cause Edwards Lifesciences' actual results to differ materially from historical results or currently anticipated results, including, without limitation, the following:

If Edwards Lifesciences does not introduce new products in a timely manner, its products may become obsolete, and its operating results may suffer.

        The cardiovascular products industry is characterized by rapid technological changes, frequent new product introductions and evolving industry standards. Without the timely introduction of new products and enhancements, Edwards Lifesciences' products will likely become technologically obsolete over time, in which case Edwards Lifesciences' revenue and operating results would suffer. Even if Edwards Lifesciences is able to develop new technologies, these technologies may not be accepted quickly because of industry-specific factors, such as the need for regulatory clearance, unanticipated restrictions imposed on approved indications, entrenched patterns of clinical practice and uncertainty over third-party reimbursement.

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

Edwards Lifesciences may incur product liability losses that could adversely affect its operating results.

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

Edwards Lifesciences may not successfully identify and complete acquisitions or strategic alliances on favorable terms or achieve anticipated synergies relating to any acquisitions or alliances.

        As part of its growth strategy, Edwards Lifesciences regularly reviews potential acquisitions of complementary businesses, technologies, services or products and potential strategic alliances. Edwards Lifesciences may be unable to find suitable acquisition candidates or appropriate partners with which to form partnerships or strategic alliances. Even if Edwards Lifesciences identifies appropriate acquisition or alliance candidates, Edwards Lifesciences may be unable to complete such acquisitions or alliances on favorable terms, if at all. In addition, the process of integrating an acquired business, technology, service or product into Edwards Lifesciences' existing business and operations may result in unforeseen operating difficulties and expenditures. Integration of an acquired company also may require significant management resources that otherwise would be available for ongoing development of Edwards Lifesciences' business. Moreover, Edwards Lifesciences may not realize the anticipated benefits of any acquisition or strategic alliance, and such transactions may not generate anticipated financial results. Future acquisitions could also require issuances of equity securities, the incurrence of debt, contingent liabilities or amortization expenses related to other intangible assets, any of which could harm Edwards Lifesciences' business.

Edwards Lifesciences' business is subject to economic, political and other risks associated with international sales and operations.

        Because Edwards Lifesciences sells its products in a number of foreign countries, its business is subject to risks associated with doing business internationally. Sales of Edwards Lifesciences originating outside of the United States, as a percentage of total sales, were approximately 40% in 2001. Edwards Lifesciences anticipates that sales from international operations will continue to represent a substantial portion of its total sales. In addition, many of Edwards Lifesciences' manufacturing facilities and suppliers are located outside of the United States. Edwards Lifesciences management expects to increase its sales efforts internationally, which could expose it to greater risks associated with international sales and operations. Accordingly, Edwards Lifesciences' future results could be harmed by a variety of factors, including:

  •
  changes in foreign medical reimbursement policies and programs;

  •
  unexpected changes in foreign regulatory requirements;

  •
  changes in foreign currency exchange rates;

  •
  changes in a specific country's or region's political or economic conditions, particularly in emerging regions;

  •
  trade protection measures and import or export licensing requirements;

  •
  potentially negative consequences from changes in tax laws;

  •
  difficulty in staffing and managing foreign operations;

  •
  differing labor regulations; and

  •
  differing protection of intellectual property.

Edwards Lifesciences is subject to risks arising from currency exchange rate fluctuations.

        Approximately 40% of Edwards Lifesciences' sales in 2001 were generated from outside of the United States. Measured in local currency, a substantial portion of Edwards Lifesciences' foreign-generated sales were generated in Europe (and primarily denominated in the Euro) and in Japan. The United States dollar value of Edwards Lifesciences' foreign-generated sales varies with currency exchange rate fluctuations. Significant increases in the value of the United States dollar relative to the Euro or the Japanese Yen, as well as other currencies, could have a material adverse effect on Edwards Lifesciences' results of operations. Edwards Lifesciences has a hedging policy that attempts to manage currency exchange rate risks to an acceptable level based on management's judgment of the appropriate trade-off between risk, opportunity and cost; however, this hedging policy may not successfully eliminate the effects of currency exchange rate fluctuations.

The conversion to the Euro has required Edwards Lifesciences to modify its business operations and if these modifications are not successful or if there are any negative economic developments in the European Union, Edwards Lifesciences' business may be negatively affected.

        On January 1, 1999, eleven member countries of the European Union established fixed conversion rates between their existing currencies and one common currency, the Euro. Uncertainties exist as to the effects the Euro may have on Edwards Lifesciences' European customers, as well as the impact of the Euro conversion on the economies of the participating countries. Approximately 40% of Edwards Lifesciences' sales in 2001 were derived from outside the United States, a significant portion of which were generated in Europe and primarily denominated in currencies linked to the Euro since January 1, 1999. Any negative economic developments that occur in the combined European Union economy and the possible devaluation of the Euro could have a material negative impact on Edwards Lifesciences'

business. Potential effects on Edwards Lifesciences' operations include the competitive impact of cross-border price transparency, which may make it more difficult for a business to charge different prices for the same products on a country-by-country basis now that the Euro has begun circulation.

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

  •
  demand for and clinical acceptance of products;

  •
  the timing and execution of customer contracts, particularly large contracts that would materially affect Edwards Lifesciences' operating results in a given quarter;

  •
  the timing of sales of products;

  •
  changes in foreign currency exchange rates;

  •
  unanticipated delays or problems in introducing new products;

  •
  competitors' announcements of new products, services or technological innovations;

  •
  changes in Edwards Lifesciences' pricing policies or the pricing policies of its competitors;

  •
  increased expenses, whether related to sales and marketing, raw materials or supplies, product development or administration;

  •
  adverse changes in the level of economic activity in the United States and other major regions in which Edwards Lifesciences does business;

  •
  costs related to possible acquisitions of technologies or businesses;

  •
  Edwards Lifesciences' ability to expand its operations; and

  •
  the amount and timing of expenditures related to expansion of Edwards Lifesciences' operations.

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

        Edwards Lifesciences spends significant resources to monitor and enforce its intellectual property rights. However, Edwards Lifesciences may not be able to detect infringement and may lose its competitive position in the industry. In addition, competitors may design around Edwards Lifesciences' technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture increased market position.

Third parties may claim Edwards Lifesciences is infringing their intellectual property, and Edwards Lifesciences could suffer significant litigation or licensing expenses or be prevented from selling products.

        During recent years, Edwards Lifesciences' competitors have been involved in substantial litigation regarding patent and other intellectual property rights in the medical device industry generally. In the future, Edwards Lifesciences may be forced to defend itself against other claims and legal actions alleging infringement of the intellectual property rights of others. Because intellectual property litigation can be costly and time consuming, Edwards Lifesciences' intellectual property litigation expenses could be significant. Adverse determinations in any such litigation could subject Edwards Lifesciences to significant liabilities to third parties, could require Edwards Lifesciences to seek licenses from third parties and could, if such licenses are not available, prevent Edwards Lifesciences from manufacturing, selling or using certain of its products, any one of which could have a material adverse effect on Edwards Lifesciences.

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

        The cardiovascular medical products industry is highly competitive. Edwards Lifesciences competes with many companies, some of which have longer operating histories, better brand or name recognition and greater access to financial and other resources than Edwards Lifesciences. Furthermore, the industry is characterized by intensive development efforts and rapidly advancing technology. Edwards Lifesciences' present and future products could be rendered obsolete or uneconomical by technological advances by one or more of Edwards Lifesciences' current or future competitors or by alternative therapies, including drug therapies. The future success of Edwards Lifesciences will depend, in large part, on its ability to anticipate technology advances and keep pace with other developers of cardiovascular therapies and technologies.

        The medical device industry has been consolidating and as a result, transactions with customers are larger, more complex and tend to involve more long-term contracts. The enhanced purchasing power of these larger customers may also increase downward pressure on product pricing. In addition, many existing and potential customers for Edwards Lifesciences' products have combined to form Group Purchasing Organizations ("GPOs"). GPOs negotiate pricing arrangements with medical supply manufacturers and distributors and these negotiated prices are made available to members of GPOs. If Edwards Lifesciences is not one of the providers selected by a GPO, Edwards Lifesciences may be precluded from making sales to members of a GPO for several years. Even if Edwards Lifesciences is one of the selected providers, Edwards Lifesciences may be at a disadvantage relative to other selected providers that are able to offer volume discounts based on purchases of a broader range of medical equipment and supplies. Further, Edwards Lifesciences may be required to commit to pricing that has a material adverse effect on sales and profit margins, the business, financial condition and results of operations of Edwards Lifesciences.

Edwards Lifesciences and its customers are subject to various governmental regulations, and Edwards Lifesciences may incur significant expenses to comply with these regulations and develop its products to be compatible with these regulations.

        The medical devices manufactured and marketed by Edwards Lifesciences are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. The process of obtaining regulatory approvals to market a medical device, particularly from the FDA and certain foreign governmental authorities, can be costly and time consuming, and approvals might not be granted for future products on a timely basis, if at all. Delays in receipt of, or failure to obtain, approvals for future products could result in delayed realization of product revenues or in substantial additional costs, which could have material adverse effects on Edwards Lifesciences' business or results of operations. In addition, there can be no assurance that Edwards Lifesciences will be or will continue to be in compliance with applicable FDA and other material regulatory requirements. If the FDA were to conclude that Edwards Lifesciences was not in compliance with applicable laws or regulations, it could institute proceedings to detain or seize Edwards Lifesciences' products, issue a recall, impose operating restrictions, enjoin future violations and assess civil penalties against Edwards Lifesciences, its officers or its employees and could recommend criminal prosecution to the Department of Justice. Moreover, the FDA could proceed to ban, or request recall, repair, replacement or refund of the cost of, any device or product manufactured or distributed by Edwards Lifesciences. Furthermore, both the FDA and foreign government regulators have become increasingly stringent, and Edwards Lifesciences may be subject to more rigorous regulation by governmental authorities in the future.

Edwards Lifesciences is subject to risks arising from concerns and/or regulatory actions relating to BSE.

        Certain of Edwards Lifesciences products, including pericardial tissue valve products, are manufactured using bovine tissue. Concerns relating to the potential transmission of BSE from cows to humans may result in reduced acceptance in certain geographies of bovine products. In addition, various governmental bodies are considering stricter regulation of such products. The Company obtains its bovine tissue only from sources within the United States, where strong control measures and surveillance programs exist and where no BSE cases have been reported. In addition, the bovine tissue used in the Company's pericardial tissue valve products are from tissue types considered by global health and regulatory organizations to have shown no risk of infectibility. The Company has not experienced any adverse impact on its sales as a result of concerns regarding BSE, but no assurance can be given that such an impact may not occur in the future.

If third-party payors decline to reimburse Edwards Lifesciences customers for Edwards Lifesciences products or reduce reimbursement levels, Edwards Lifesciences' ability to profitably sell its products will be harmed.

        Edwards Lifesciences sells its products and technologies to hospitals, doctors and other health care providers, all of which receive reimbursement for the health care services provided to their patients from third-party payors, such as government programs (both domestic and international), private insurance plans and managed care programs. These third-party payors may deny reimbursement if they determine that a device used in a procedure was not used in accordance with cost-effective treatment methods, as determined by such third-party payor, or was used for an unapproved indication. Third-party payors may also decline to reimburse for experimental procedures and devices. Many of Edwards Lifesciences' existing and future products are cost-effective because they are intended to reduce overall health care costs over a long period of time. Edwards Lifesciences cannot be certain whether these third-party payors will recognize these cost savings or will merely focus on the lower initial costs associated with competing therapies. If Edwards Lifesciences' products are not considered cost-effective by third-party payors, Edwards Lifesciences' customers may not be reimbursed for Edwards Lifesciences' products.

        In addition, third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for medical products and services. There can be no assurance that levels of reimbursement, if any, will not be decreased in the future, or that future legislation, regulation or reimbursement policies of third-party payors will not otherwise adversely affect the demand for and price levels of Edwards Lifesciences' products. In Japan, where Edwards Lifesciences' products are distributed through a joint venture entity with an affiliate of Baxter, customers are reimbursed for Edwards Lifesciences products under a government-operated insurance system. Under this system, the Japanese government annually reviews the reimbursement levels for products. The Japanese government is also considering other reimbursement regulation. If the Japanese government decides to reduce reimbursement levels for Edwards Lifesciences' products, Edwards Lifesciences' product pricing may be adversely affected.

Item 2 Properties

        The locations and uses of the major properties of Edwards Lifesciences are as follows:

North America
Irvine, California	(1)	Corporate Headquarters, Research and Development, Regulatory and Clinical Affairs and Manufacturing
Memphis, Tennessee	(1)	Distribution and Logistics
Midvale, Utah	(1)	Administration, Research and Development and Manufacturing
Haina, The Dominican Republic	(2)	Manufacturing
Añasco, Puerto Rico	(2)	Manufacturing
Europe
Uden, The Netherlands	(1),(3)	Warehouse, Distribution and Manufacturing
Horw, Switzerland	(2)	Administration, Distribution and Manufacturing
Saint Prex, Switzerland	(2)	European Headquarters
South America
São Paulo, Brazil	(1),(2)	Administration, Distribution and Manufacturing

(1)
Owned property
(2)
Leased property
(3)
Not in use and held for sale

        The Dominican Republic lease expires in 2006; the Puerto Rico lease expires in 2008; the Horw, Switzerland lease expires in 2003; the Saint Prex, Switzerland lease expires in 2005; and the São Paulo, Brazil lease expires in 2003.

        The Company's properties have been well maintained, are in good operating condition and are adequate for current needs.

Item 3 Legal Proceedings

        As previously reported, Edwards Lifesciences filed a lawsuit on June 29, 2000, for patent infringement against Medtronic, Inc., which, as amended, alleges infringement of three Edwards Lifesciences United States patents. On September 18, 2001, Edwards Lifesciences filed a separate complaint against Medtronic alleging infringement of a fourth Edwards Lifesciences United States patent. On June 29, 2000, Edwards Lifesciences also filed a lawsuit against St. Jude Medical, Inc.

alleging infringement of three Edwards Lifesciences United States patents. The Medtronic lawsuits were filed in the United States District Court for the District of Delaware and the St. Jude lawsuit was filed in the United States District Court for the Central District of California. The lawsuits seek monetary damages and injunctive relief. Each of Medtronic and St. Jude has answered, and asserted various affirmative defenses and counterclaims with respect to the lawsuits. Discovery is proceeding in both lawsuits. On March 6, 2002, St. Jude filed a lawsuit against Edwards Lifesciences in the United States District Court for the District of Minnesota requesting a declaratory judgment that the fourth Edwards Lifesciences United States patent (involved in the lawsuit against Medtronic) is invalid and not infringed by St. Jude. On March 11, 2002, Edwards Lifesciences filed a motion to amend the complaint in the lawsuit against St. Jude to add the fourth Edwards Lifesciences United States patent and a motion to enjoin the declaratory judgment action filed by St. Jude.

        In addition, Edwards Lifesciences is, or may be, a party to, or may be otherwise responsible for, pending or threatened lawsuits related primarily to products and services currently or formerly manufactured or performed, as applicable, by Edwards Lifesciences. Such cases and claims raise difficult and complex factual and legal issues and are subject to many uncertainties and complexities, including, but not limited to, the facts and circumstances of each particular case or claim, the jurisdiction in which each suit is brought, and differences in applicable law. Upon resolution of any pending legal matters, Edwards Lifesciences may incur charges in excess of presently established reserves. While such a charge could have a material adverse impact on Edwards Lifesciences' net income or net cash flows in the period in which it is recorded or paid, management believes that no such charge would have a material adverse effect on Edwards Lifesciences' consolidated financial position.

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

Item 4 Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

PART II

Item 5 Market for the Registrant's Common Equity and Related Stockholder Matters

Market Price

        The principal market for Edwards Lifesciences' common stock is the New York Stock Exchange (the "NYSE"). Edwards Lifesciences' common stock commenced regular trading on the NYSE on April 3, 2000. The table below sets forth, for the calendar quarters indicated, the high and low sales prices of Edwards Lifesciences' common stock as reported by the NYSE.

	2001		2000
	High	Low	High	Low
Calendar Quarter Ended:
March 31	$22.75	$16.75	—	—
June 30	26.45	17.80	$20.44	$13.75
September 30	28.00	20.40	26.25	19.69
December 31	29.15	22.60	24.19	13.00

Number of Stockholders

        On March 1, 2002, there were 40,527 shareholders of record of Edwards Lifesciences' common stock.

Dividends

        Edwards Lifesciences has never paid any cash dividends on its capital stock and does not plan to pay any cash dividends in the foreseeable future. The current policy of Edwards Lifesciences is to retain any future earnings for use in the business of the Company.

Item 6 Selected Financial Data

        The following table sets forth selected financial information with respect to Edwards Lifesciences. The information set forth below should be read in conjunction with Edwards Lifesciences' "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Consolidated Financial Statements" found elsewhere in this Form 10-K. No per share data for the years 2000 and prior have been presented because Edwards Lifesciences' earnings were part of Baxter's earnings through the close of business on March 31, 2000. See Note 3 to the "Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of

Operations" for discussions of the effect of certain asset divestitures on Edwards Lifesciences' operations.

As of or for the years ended December 31,		2001	2000(b)	1999(b)	1998(b)	1997(b)
OPERATING	Net sales	$692	$804	$905	$865	$879
RESULTS	Gross profit	368	381	439	399	416
(in millions)	Net income (loss) (a)	(11)	(272)	82	62	(52)

BALANCE SHEET DATA	Total assets (c)	$973	$1,107	$1,437	$1,483	$1,526
(in millions)	Long-term debt	310	367	—	—	—

COMMON STOCK	Net loss per common share:
INFORMATION	Basic	$(0.19)	—	—	—	—
	Diluted	(0.19)	—	—	—	—
	Cash dividends declared per common share	—	—	—	—	—

(a)
See Note 3 to the "Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding non-recurring charges of $83 million and $330 million during 2001 and 2000, respectively. Additionally, during 1997, the Company recorded a $132 million in-process research and development charge relating to the acquisition of Research Medical, Inc.

(b)
The results prior to April 1, 2000 present Edwards Lifesciences on a divisional basis as it had historically been operated as part of Baxter. Subsequent to the Distribution, Edwards Lifesciences' Japan operations are presented on an equity basis as opposed to the consolidation method reflected in the historical results. As such, certain of the results reflected here are not comparable to the presentation subsequent to the Distribution. See Note 1 to the "Consolidated Financial Statements."

(c)
See Note 3 to the "Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding the write-off of goodwill of $80 million and $282 million during 2001 and 2000, respectively.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis present the factors that had a material effect on the results of operations of Edwards Lifesciences during the three years ended December 31, 2001. Also discussed is Edwards Lifesciences' financial position as of December 31, 2001. You should read this discussion in conjunction with the historical consolidated financial statements and related notes included elsewhere in this Form 10-K.

Overview

        Edwards Lifesciences is a global provider of products and technologies that are designed to treat advanced cardiovascular disease. Edwards Lifesciences focuses on providing products and technologies to address four main cardiovascular disease states:

  •
  heart valve disease;

  •
  coronary artery disease;

  •
  peripheral vascular disease; and

  •
  congestive heart failure.

        The products and technologies provided by Edwards Lifesciences to treat cardiovascular disease are categorized into four main areas:

  •
  Cardiac Surgery;

  •
  Critical Care;

  •
  Vascular; and

  •
  Perfusion

        Edwards Lifesciences' cardiac surgery portfolio is comprised of products relating to heart-valve therapy and cannulae products used during open-heart surgery. Edwards Lifesciences is the world's leader in, and has been a pioneer in the development and commercialization of, tissue valves and repair products used to replace or repair a patient's diseased or defective heart valve. In the critical care area, Edwards Lifesciences is a world leader in hemodynamic monitoring systems used to measure a patient's heart function, and also provides central venous access products for fluid and drug delivery. Edwards Lifesciences' vascular portfolio includes a line of balloon catheter-based products, surgical clips and inserts, angioscopy equipment, artificial implantable grafts, and an endovascular system used to treat life-threatening abdominal aortic aneurysms less invasively. In the perfusion category, Edwards Lifesciences develops, manufactures and markets, in regions outside the United States and Western Europe, a diverse line of disposable products used during cardiopulmonary bypass procedures, including oxygenators, blood containers, filters and related devices. Effective June 30, 2001, the Company sold its perfusion services business in the United States to an affiliate of Fresenius Medical Care AG (see "Disposition of Assets and Other Non-Recurring Charges, net"). The Company continues to maintain its perfusion services business in Europe.

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

  Joint Venture in Japan

        Subsequent to the distribution of the Company's common stock to stockholders of Baxter on March 31, 2000 (referred to as the "Distribution"), the cardiovascular business in Japan is being operated pursuant to a joint venture under which a Japanese subsidiary of Baxter retains ownership of the Japanese business assets, but a subsidiary of Edwards Lifesciences holds a 90% profit interest. Edwards Lifesciences has an option to purchase the Japanese business assets that may be exercised no earlier than August 1, 2002 and no later than March 31, 2005. The Japanese operations are included in the Consolidated Statements of Operations for the three months ended March 31, 2000, consistent with the historical treatment of the Company's operations while a part of Baxter. Subsequent to March 31, 2000, Edwards Lifesciences (a) recognizes its shipments into the joint venture as sales at distributor price at the time the joint venture sells to the end customer, and (b) utilizes the equity method of accounting to record its interest in the operations of the joint venture.

Results of Operations

  Net Sales Trends

        The following table is a summary of domestic and international net sales (dollars in millions):

	Years Ended December 31,			Percent Change
	2001	2000	1999	2001		2000
United States	$421	$482	$504	(13%	)	(4%	)
International	271	322	401	(16%	)	(20%	)

Total net sales	$692	$804	$905	(14%	)	(11%	)

        The net sales decrease in the United States during 2001 was due primarily to the sale of the Company's perfusion services business in the United States effective June 30, 2001 (see "Disposition of Assets and Other Non-Recurring Charges, net"), partially offset by an increase in sales of cardiac surgery products.

        The net sales decrease in the United States during 2000 was due primarily to the Company's partial sale of its perfusion product line effective August 31, 2000 (see "Disposition of Assets and Other Non-Recurring Charges, net"), and a one-time $5 million sale of a patent during 1999, partially offset by an increase during 2000 in cardiac surgery sales.

        The decreases in international net sales during 2001 and 2000 resulted primarily from a change in accounting for sales in Japan (see "Joint Venture in Japan"). Assuming the change in accounting in Japan was effective as of January 1, 1999, international net sales for the years 2001 and 2000 would have decreased 8% and 4%, respectively. Additionally, excluding the impact of changes in foreign currency exchange rates (primarily the movement of the United States dollar against the Euro and the Japanese Yen), international net sales for the years 2001 and 2000 would have decreased 1% and increased 2%, respectively. These adjusted fluctuations were due primarily to the Company's partial sale of its perfusion product line effective August 31, 2000, offset by an increase in sales of cardiac surgery products.

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

  Net Sales by Product Line

        The following table is a summary of net sales by product line (dollars in millions):

	Years Ended December 31,			Percent Change
	2001	2000	1999	2001		2000
Cardiac Surgery	$329	$311	$306	6%		2%
Critical Care	210	217	242	(3%	)	(10%	)
Vascular	49	55	61	(11%	)	(10%	)
Perfusion	102	207	244	(51%	)	(15%	)
Other	2	14	52	(86%	)	(73%	)

Total net sales	$692	$804	$905	(14%	)	(11%	)

        Assuming the change in accounting for sales in Japan was effective as of January 1, 1999, net sales by product line would have been as follows (dollars in millions):

	Years Ended December 31,			Percent Change
	2001	2000	1999	2001		2000
Cardiac Surgery	$329	$309	$299	6%		3%
Critical Care	210	207	209	1%		(1%	)
Vascular	49	54	58	(9%	)	(7%	)
Perfusion	102	202	228	(50%	)	(11%	)
Other	2	3	15	(33%	)	(80%	)

Total net sales	$692	$775	$809	(11%	)	(4%	)

        Assuming the change in accounting for sales in Japan was effective as of January 1, 1999, excluding the impact of foreign currency exchange rate fluctuations and assuming the sales of the mechanical cardiac assist product line, the perfusion product line and the perfusion services business had occurred as of January 1, 1999 (see "Disposition of Assets and Other Non-Recurring Charges, net"), net sales by product line would have changed as follows ("Adjusted Net Sales") (dollars in millions):

	Years Ended December 31,			Percent Change
	2001	2000	1999	2001		2000
Cardiac Surgery	$329	$300	$279	10%		8%
Critical Care	213	203	201	5%		1%
Vascular	50	53	55	(6%	)	(4%	)
Perfusion	46	53	54	(14%	)	(2%	)
Other	1	3	14	(67%	)	(79%	)

Total net sales	$639	$612	$603	4%		1%

  Cardiac Surgery

        The Adjusted Net Sales growth in 2001 and 2000 in cardiac surgery products resulted primarily from strong sales growth of pericardial tissue valves and repair products. This increase was partially offset by declines in porcine tissue valve sales as a result of competition and as customers upgraded to pericardial tissue valves. Management expects that its cardiac surgery products will continue to serve as a key driver of Edwards Lifesciences' sales growth.

  Critical Care

        The Adjusted Net Sales growth in 2001 and 2000 in critical care products was due primarily to strong sales of advanced technology catheter products and the newer access and hemofiltration product categories, partially offset by the decline in base hemodynamic catheters. Critical care products have been, and are expected to continue to be, significant contributors to Edwards Lifesciences' total sales.

  Vascular

        The decline in Adjusted Net Sales for vascular products resulted primarily from the continued shift to less-invasive therapies and non-surgical options, and the wind-down of a distribution contract in France during 2001. Management continues to see opportunities in peripheral vascular disease treatment and intends to build on the Company's strong base franchise by developing and marketing minimally invasive therapies such as its Lifepath AAA endovascular graft system. In September 2001, the Company received approval to re-enter the market in Europe with its Lifepath AAA endovascular graft system and in October 2001 received approval from the Food and Drug Administration to restart clinical studies for the same product in the United States.

  Perfusion

        The Adjusted Net Sales decreases for perfusion were due primarily to a reduction in 2001 of products sales to Jostra AG (see "Disposition of Assets and Other Non-Recurring Charges, net") and a continually increasing number of "beating-heart" coronary artery bypass surgeries in Western Europe, which reduced the need for perfusion services.

  Other

        Other sales include miscellaneous pharmaceutical and distributed products. The decline in Adjusted Net Sales in 2000 was due primarily to the termination of certain distributed products at the end of 1999 and the $5 million sale of a patent during 1999.

  Gross Margin

	Years Ended December 31,			Percentage Point Change
	2001	2000	1999	2001	2000
Gross Margin	53.2%	47.4%	48.5%	5.8 pts.	(1.1) pts.

        Assuming the change in accounting in Japan was effective as of January 1, 1999, and assuming the sales of the mechanical cardiac assist product line, the perfusion product line and the perfusion services business had each occurred on January 1, 1999 (see "Disposition of Assets and Other Non-Recurring Charges, net"), the gross profit percentage ("Adjusted Percentage") would have been 57% in 2001, 54% in 2000 and 54% in 1999.

        The Adjusted Percentage increase in the gross profit percentage for 2001 was due primarily to increased sales of higher-margin cardiac surgery products. The Adjusted Percentage for 2000 was also favorably impacted by increased sales of higher-margin cardiac surgery products, offset by an unfavorable impact of foreign currency exchange rate fluctuations.

  Selling, General and Administrative ("SG&A") Expenses

	Years Ended December 31,			Percentage Point Change
	2001	2000	1999	2001	2000
SG&A expenses as a percentage of net sales	29.3%	26.9%	25.7%	2.4 pts.	1.2 pts.

        Assuming the change in accounting in Japan was effective as of January 1, 1999, and assuming the sales of the mechanical cardiac assist product line, the perfusion product line and the perfusion services business had each occurred on January 1, 1999 (see "Disposition of Assets and Other Non-Recurring Charges, net"), SG&A expenses as a percentage of net sales ("Adjusted Percentage") would have been 31% in 2001, 29% in 2000 and 24% in 1999.

        The Adjusted Percentage increases in SG&A expenses as a percentage of net sales for 2001 and 2000 were due primarily to additional personnel costs and expenses associated with the Company's operation as an independent company commencing April 1, 2000. Additionally, in 2000, the Company established a $9.5 million reserve for litigation, property taxes and uncollectable receivables.

  Research and Development Expenses

	Years Ended December 31,			Percent Point Change
	2001	2000	1999	2001	2000
Research and development expenses as a percentage of net sales	7.9%	6.8%	6.1%	1.1 pts.	0.7 pts

        Assuming the change in accounting in Japan was effective as of January 1, 1999, and assuming the sales of the mechanical cardiac assist product line, the perfusion product line and the perfusion services business had each occurred on January 1, 1999 (see "Disposition of Assets and Other Non-Recurring Charges, net"), research and development expenses as a percentage of net sales ("Adjusted Percentage") would have been 8.7% in 2001, 7.6% in 2000 and 6.6% in 1999.

        The Adjusted Percentage increases in research and development expenses for 2001 and 2000 reflect Edwards Lifesciences' commitment to ongoing research and development to deliver clinically advanced new products, to enhance the effectiveness, ease of use, safety and reliability of its current leading products and to expand the applications of its products as appropriate. In furtherance of this commitment, the Company expects to increase in 2002 its research and development expenses by 20% from 2001.

  Goodwill Amortization

        Goodwill amortization was $19 million, $29 million and $34 million in 2001, 2000 and 1999, respectively. The reduction in goodwill amortization for the years 2001 and 2000 resulted primarily from (a) the sale of the perfusion services business in the United States and the disposition of the related goodwill effective June 30, 2001, and (b) the write-down of goodwill effective June 30, 2000 related to the sale of the Company's line of perfusion products in the United States and Western Europe (see "Disposition of Assets and Other Non-Recurring Charges, net").

        Upon adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" (see "New Accounting and Disclosure Standards Issued"), effective January 1, 2002, the accounting for goodwill will change from an amortization method to an impairment-only approach, resulting in the elimination of goodwill amortization expense in 2002.

  Disposition of Assets and Other Non-Recurring Charges, net

  2001 Initiatives

  Loss on Sale of Assets ($68 million)

        Effective June 30, 2001, the Company sold the stock of Edwards Lifesciences Cardiovascular Resources, Inc. ("ELCR") to an affiliate of Fresenius Medical Care AG ("Fresenius") for cash proceeds of $45 million (the "ELCR Sale"), resulting in a pre-tax loss of $68 million. ELCR provided and managed perfusionists, monitoring systems, capital equipment and disposable material on a contract service basis to hospitals in the United States and Puerto Rico.

        The following unaudited pro forma consolidated condensed statement of operations gives effect to the ELCR Sale as if it had occurred on January 1, 2001 and excludes the $68 million loss on the sale. The unaudited pro forma consolidated condensed statement of operations does not purport to be indicative of either the results of future operations or the results of operations that would have occurred had the ELCR Sale been consummated on January 1, 2001. The following are in millions, except per share amounts:

Year Ended December 31, 2001
Net sales	$631
Net income	46
Net income per share:
Basic	0.78
Diluted	0.75

  Other Non-Recurring Charges ($15 million)

        Based upon the non-strategic nature and declining profitability of certain products in the Company's portfolio (including certain distributed products), the Company decided during 2001 to discontinue its sales effort of these products. The long-lived assets and the investments related to these products were evaluated to determine whether any impairment in their recoverability existed at the determination date. As a result, Edwards Lifesciences assessed whether the estimated cash flows of the products or investments over the estimated lives of the related assets were sufficient to recover their costs. Where such cash flows were insufficient, the Company utilized a discounted cash flow model to estimate the fair value of assets or investments and recorded an impairment charge to adjust the carrying values to estimated fair values. As a result of this evaluation, Edwards Lifesciences recorded a non-cash charge of $15 million primarily related to the impairment of intangibles ($9 million), the impairment of an investment, ($5 million) and the write-down of non-productive assets ($1 million).

  2000 Initiatives

  Loss on Sale and Abandonment of Assets ($302 million)

        During 2000, the Company sold the majority of its United States and Western European assets and rights related to its perfusion products to Jostra AG (the "Jostra Sale"). In accordance with SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges," the Company recorded a pre-tax impairment charge of $290 million in 2000 to reduce the carrying value of these assets to fair value based upon the estimated net proceeds from the Jostra Sale. Assets subject to this impairment charge consisted primarily of goodwill ($245 million) and special-use manufacturing and support assets. The goodwill impairment charge was calculated based upon a pro rata allocation of the goodwill using the relative fair values of the affected long-lived assets and identifiable intangibles acquired at the inception date of the goodwill. On August 31, 2000, Edwards Lifesciences completed the Jostra Sale for $24 million (consisting of $10 million in cash and a $14 million note receivable, payable in six equal quarterly installments through March 1, 2002, plus interest at an annual effective rate of 8%). All payments under the note have been made.

        In conjunction with the Jostra Sale, during 2000 the Company recorded charges to establish a $10 million reserve for personnel costs and a $2 million reserve for exit activities. The personnel costs consisted primarily of severance, medical plan continuation and outplacement services for the approximately 225 employees impacted by the Jostra Sale. The impacted employees were located in Europe, the United States and Puerto Rico, and primarily worked in a manufacturing capacity. The exit activities consisted primarily of information systems costs, contract termination costs and shutdown expenses.

        The following table summarizes the utilization of these reserves through December 31, 2001 (in millions):

	Initial Reserve	Utilized in 2000	Balance at December 31, 2000	Utilized in 2001	Balance at December 31, 2001
Personnel costs	$10	$(2)	$8	$(8)	$—
Exit activities	2	(2)	—	—	—

	$12	$(4)	$8	$(8)	$—

  Gain on Sale of Assets ($35 million)

        On June 30, 2000, Edwards Lifesciences transferred the rights, intellectual property and United States assets related to the Novacor mechanical cardiac assist product line to World Heart Corporation ("WorldHeart"). In return, the Company received (a) preferred stock of a subsidiary of WorldHeart which, at Edwards Lifesciences' option, can be exchanged for approximately 5 million shares of WorldHeart's common stock commencing July 2002, bearing a cumulative dividend and maturing in June 2015, and (b) exclusive worldwide distribution rights to the Novacor left ventricular assist system and any ventricular assist technologies developed by WorldHeart. Edwards Lifesciences also will provide components and technical support to WorldHeart for ventricular assist products at agreed upon prices. The Company recorded a pre-tax gain of $35 million during 2000 in connection with this transaction.

        As part of the transaction with WorldHeart, the Company invested $20 million in WorldHeart convertible preferred stock. The preferred stock bears a cumulative dividend, matures in June 2007, is callable at any time by WorldHeart and is convertible by Edwards Lifesciences into WorldHeart common stock commencing July 2006. Edwards Lifesciences reports its investments in WorldHeart as available-for-sale securities.

        The following unaudited pro forma consolidated condensed statement of operations gives effect to the sales to Jostra AG and WorldHeart by Edwards Lifesciences as if the sales had occurred on January 1, 2000 and exclude the $302 million loss on sale to Jostra AG and the $35 million gain on sale to WorldHeart. The unaudited pro forma consolidated condensed statement of operations does not purport to be indicative of either the results of future operations or the results of operations that would have occurred had the sales been consummated on January 1, 2000. The following amounts are in millions, except per share amounts:

Year Ended December 31, 2000
Net sales	$772
Net income	8
Net income per share:
Basic	0.14
Diluted	0.13

  Other Non-Recurring Charges ($45 million)

        As a result of Edwards Lifesciences' continuing efforts to focus the Company's product portfolio and effect the Company's business strategy following the spin-off from Baxter, during 2000 the Company decided to discontinue certain products in its portfolio that did not meet the objectives of its business strategy. The long-lived assets or the investments in these products were evaluated to determine whether any impairment in their recoverability existed at the determination date. As a result, Edwards Lifesciences assessed whether the estimated cash flows of the products over the estimated lives of the related assets were sufficient to recover their costs. Where such cash flows were insufficient, the Company utilized a discounted cash flow model to estimate the fair value of assets or investments and recorded an impairment charge to adjust the carrying values to estimated fair values. As a result of this evaluation, Edwards Lifesciences recorded a non-cash charge of $45 million during 2000 primarily related to the impairment of goodwill unrelated to perfusion products ($37 million), the impairment of other intangibles ($5 million) and the write-down of non-productive assets ($3 million).

  Non-Recurring Spin-Off Expenses

        In connection with the spin-off of Edwards Lifesciences from Baxter, Edwards Lifesciences incurred certain one-time costs totaling $18 million during 2000. These costs primarily related to the coordination and implementation of the transaction and the recruitment of personnel to perform new corporate administrative functions.

  Other Operating Income

        Other operating income was $16 million and $14 million in 2001 and 2000, respectively. Other operating income represents the Company's profit interest in the cardiovascular business in Japan beginning on April 1, 2000. For more information, see "Joint Venture in Japan."

  Interest Expense, net

        Interest expense, net was $23 million and $20 million in 2001 and 2000, respectively. The increase in interest expense, net for 2001 resulted primarily from a $6 million payment to unwind an interest rate swap agreement that had locked in a fixed interest rate on $75 million of floating rate debt. The decision to unwind this interest rate swap agreement resulted from the Company's pay-down of underlying floating rate debt not anticipated to be necessary in funding future requirements of working capital, capital expenditures and other financial commitments. The increase in interest expense was partially offset by the impact of the Company's reduction of debt combined with lower interest rates on its floating rate debt.

        No interest expense was incurred during 1999 as the Company's indebtedness commenced on March 29, 2000 (see "Liquidity and Capital Resources").

  Other Expense, net

        Other expense, net was $10 million, $4 million and $4 million in 2001, 2000 and 1999, respectively. The increase in 2001 resulted primarily from a $6 million charge related to the impairment of land investments. See Note 11 to the "Consolidated Financial Statements" for a summary of the amounts included in other expense, net.

  Provision for Income Taxes

        The effective income tax rates for 2001 and 2000 were impacted by the non-deductibility of the majority of the charges recorded for the disposition of assets and other non-recurring items (see "Disposition of Assets and Other Non-Recurring Charges, net"). Excluding these non-recurring charges, the effective income tax rate was 28% and 27% for 2001 and 2000, respectively. The effective income tax rate for 1999 was 27%.

  Net Income (Loss)

        Net income (loss), reflecting pro forma adjustments and excluding non-recurring charges, both as identified below, would have been as follows:

	Years Ended December 31,
	2001	2000	1999
	(in millions)
As reported	$(11)	$(272)	$82
Pro forma adjustments, net of tax (a)	—	(9)	(41)
Non-recurring charges, net of tax (b)	74	332	—

As adjusted	$63	$51	$41

    (a)
    Reflects the estimated incremental costs associated with being an independent public company and estimated interest expense associated with the Company's debt that would have been incurred assuming the Company's spin-off from Baxter had been completed as of January 1, 1999.

    (b)
    See "Disposition of Assets and Other Non-Recurring Charges, net," "Non-Recurring Spin-Off Expenses," "SG&A Expenses," "Interest Expense, net" and "New Accounting and Disclosure Standards Adopted."

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

        The Company has two unsecured revolving credit agreements (the "Credit Facilities") providing for up to an aggregate of $605 million in borrowings in multiple currencies. Borrowings currently bear interest at the London interbank offering rate (LIBOR) plus 0.78%, which includes a facility fee. One of the credit agreements provides for long-term borrowings up to an aggregate of $430 million and expires on March 30, 2005. The other credit agreement provides for short-term borrowings up to an aggregate of $175 million and expires on March 29, 2002. The Company anticipates that it will replace, and make effective as of March 28, 2002, the $175 million credit agreement with a credit agreement for $100 million through March 2003. As of December 31, 2001, approximately $310 million was outstanding under the $430 million credit agreement and no borrowings were outstanding under the $175 million credit agreement. Edwards Lifesciences pays a facility fee, regardless of available or outstanding borrowings, currently at an annual rate of 0.15% for the $430 million credit agreement and 0.125% for the $175 million credit agreement. The Credit Facilities contain various financial and other covenants of Edwards Lifesciences, including a maximum leverage ratio and a minimum interest coverage ratio. All amounts outstanding under the $430 million credit agreement have been classified as long-term obligations, as these borrowings will continue to be refinanced pursuant to this credit agreement.

        The Company has a securitization agreement with a financial institution and a qualified special purpose entity whereby it sells without recourse, on a revolving basis, an undivided interest in certain eligible trade accounts receivable. The significant benefits of the securitization are lower cost of funds and differentiated sources of liquidity. At December 31, 2001 the Company had sold $42 million of trade accounts receivable and received funding of $37 million. These proceeds are generally used to reduce revolving lines of credit. The Company has been able to lower its overall effective cost of funds as a result of the interest rate spreads imbedded on the proceeds from the sale of its accounts receivable as opposed to borrowings under the current LIBOR-based credit facility. Additionally, the Company believes that in diversifying its funding sources, the Company's funding availability in the capital markets is strengthened. The securitization agreement expires each December and is renewable for one-year periods at the Company's option. The Company renewed the agreement for a one-year term beginning December 21, 2001. Management believes that the expiration or termination of the securitization agreement will not have an adverse material impact on the Company's financial position or results of operations.

        In November 2001, the Company's Board of Directors approved a stock repurchase program authorizing the Company to purchase on the open market and in privately negotiated transactions up to 2 million shares of the Company's outstanding common stock over a three-year period. Stock repurchased under the program will primarily be used to offset dilution resulting from shares issued under the Company's employee stock option programs. During 2001, the Company repurchased 26,800 shares of its common stock at an aggregate cost of approximately $686,000. The timing and size of any future stock repurchases are subject to a variety of factors, including market conditions, stock prices and other cash requirements.

        A summary of all of the Company's contractual obligations and commercial commitments as of December 31, 2001 were as follows:

	Payments Due By Period
Contractual Obligations (in millions)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$310	$—	$—	$310	$—
Operating leases	15	4	7	4	—
Unconditional purchase obligations	9	3	3	2	1
Contractual development obligations (a)	59	9	8	4	38

Total contractual cash obligations	$393	$16	$18	$320	$39

(a)
Contractual development obligations consist primarily of cash that Edwards Lifesciences is obligated to pay to unconsolidated affiliates upon their achievement of product development milestones.

        Cash flows provided by operating activities for the year 2001 decreased $37 million from the year 2000 due primarily to a $6 million payment to unwind an interest rate swap (see "Interest Expense, net"), $4 million of incremental personnel and exit costs associated with the Company's sale of its perfusion product line to Jostra AG (see "Disposition of Assets and Other Non-Recurring Charges, net"), increased corporate costs associated with the Company's operation as an independent company commencing April 1, 2000 and increased inventory levels.

        Cash flows provided by operating activities for the year 2000 decreased $38 million from the year 1999 due primarily to reduced accounts receivable collections (included in cash flows for 1999 was approximately $25 million related to insurance proceeds associated with hurricane damage at one of the Company's manufacturing facilities) and lower earnings (resulting primarily from interest expense and corporate costs associated with the Company's operation as an independent company commencing April 1, 2000).

        Uses of cash for investing activities during the year 2001 included $11 million of investments in various unconsolidated affiliates, an investment in peripheral stent patent technology and other patent-related investments. Cash flows provided by investing activities included $45 million received from the sale of the Company's stock of ELCR and $10 million of installment payments received against a note receivable from Jostra AG (see "Disposition of Assets and Other Non-Recurring Charges, net").

        Uses of cash for investing activities during the year 2000 included the purchase of two convertible debentures in Sangamo Biosciences, Inc. (totaling $13 million), which were subsequently converted into common stock during the second quarter 2000, an $8 million investment in A-Med Systems, Inc. and a $20 million investment in World Heart Corporation. During 2000, the Company received $12 million related to the sale of certain of the Company's perfusion product assets (see "Disposition of Assets and Other Non-Recurring Charges, net").

        Capital expenditures decreased $8 million to $38 million in 2001, from $46 million in 2000. Capital expenditures during 2001 related primarily to support for manufacturing facilities, information systems and equipment placed at customers. The reduction in 2001 resulted primarily from the completion during 2000 of the expansion and renovation of the Company's corporate headquarters and the sale of the perfusion product line and the perfusion services business. In 2002, the Company expects capital expenditures to be less than $40 million.

Euro Conversion

        On January 1, 1999, the European Economic and Monetary Union created and introduced the Euro, the official single currency for the 11 participating member countries. A transition period was in effect from January 1, 1999 through December 31, 2001, during which time transactions were executed in both the Euro and the member countries' individual currencies. Effective January 1, 2002, Euro bank notes were introduced and as of July 1, 2002, the Euro will be the sole legal tender of the European Economic and Monetary Union countries.

        Edwards Lifesciences appointed a team of individuals to address all issues associated with the conversion to the Euro. At the time Edwards Lifesciences switched to using the Euro as the sole functional currency for the affected countries, certain modifications that were primarily related to information systems were required. The costs associated with preparing for the conversion and continued use of the Euro were expensed as incurred and were not material to Edwards Lifesciences' financial position, results of operations or cash flows. The potential effects on Edwards Lifesciences' operations include the competitive impact of cross-border price transparency, which may make it more difficult for a business to charge different prices for the same products on a country-by-country basis now that the Euro has begun circulation.

New Accounting and Disclosure Standards Adopted

        Effective January 1, 2001, Edwards Lifesciences adopted the provisions of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Accounting for the gain or loss due to changes in fair value of the derivative instrument depends on whether the derivative qualifies as a hedge. If the derivative instrument does not qualify as a hedge, the gains or losses are reported in earnings when they occur. If the derivative instrument qualifies as a hedge, the accounting varies based upon the type of risk being hedged. Adopting the provisions of SFAS No. 133 on January 1, 2001 resulted in a one-time cumulative after-tax increase in net loss of $1 million and a $5 million decrease in Accumulated Other Comprehensive Income.

        Effective January 1, 2001, Edwards Lifesciences adopted the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement replaces SFAS No. 125 and revises the standards for accounting for securitizations and other transfers of financial assets and collateral. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Adoption of this standard did not have a material impact on the Company's consolidated financial statements.

New Accounting and Disclosure Standards Issued

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142, which changes the accounting for goodwill from an amortization method to an impairment-only approach, is effective for fiscal years beginning after December 15, 2001. No transition adjustment was recorded upon adoption of this standard on January 1, 2002. However, adoption of this standard resulted in the elimination of goodwill amortization commencing January 1, 2002.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143, which changes the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs, will be effective for fiscal years beginning after June 15, 2002. The Company does not expect that the adoption of this standard will have a material impact on its consolidated financial statements.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets." SFAS No. 144, which changes the accounting and reporting for the impairment of long-lived assets, is effective for fiscal years beginning after December 15, 2001. The Company does not expect that the adoption of this standard will have a material impact on its consolidated financial statements.

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

        Edwards Lifesciences maintains an overall risk management strategy that utilizes a variety of interest rate and currency derivative financial instruments to mitigate its exposure to fluctuations in interest rate and currency exchange exposures. The derivative instruments used include interest rate swaps, option-based products and forward currency contracts. The Company does not use any of these instruments for trading or speculative purposes. The total notional amounts of the Company's derivative financial instruments at December 31, 2001 and 2000 were $324 million and $415 million, respectively. The notional amounts of interest rate swap agreements, option-based products and forward currency contracts do not represent amounts exchanged by the parties and are not a measure of the Company's exposure through its use of derivatives.

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

        As part of its overall risk-management program the Company performs sensitivity analyses to assess potential gains and losses in earnings and changes in fair values to hypothetical movements in interest rates. A 47 basis-point increase in interest rates (approximately 10 percent of the Company's weighted average interest rate) affecting the Company's financial instruments, including debt obligations and related derivatives and investments, would increase the Company's annual interest expense by approximately $0.7 million.

Currency Risk

        The Company is primarily exposed to currency exchange-rate risk with respect to its transactions and net assets denominated in Japanese Yen and the Euro. Business activities in various currencies expose the Company to the risk that the eventual net dollar cash inflows resulting from transactions with foreign customers and suppliers denominated in foreign currencies may be adversely affected by changes in currency exchange rates. The Company manages these risks utilizing various types of foreign exchange contracts. The Company also enters into foreign exchange contracts to hedge anticipated, but not yet committed, sales expected to be denominated in foreign currencies. In addition, the Company hedges certain of its net investments in international affiliates. Such contracts hedge the United States dollar value of foreign currency denominated net assets from the effects of volatility in currency exchange rates by creating debt denominated in the respective currencies of the underlying net assets. Any changes in the carrying value of these net investments that are a result of fluctuations in currency exchange rates are offset by changes in the carrying value of the foreign currency denominated debt that are a result of the same fluctuations in currency exchange rates.

        As part of the strategy to manage risk while minimizing hedging costs, the Company utilizes both foreign currency forward exchange contracts and option-based products in managing its exposure to currency rate fluctuations. Option-based products consist primarily of purchased put options in conjunction with written (sold) call options to create collars. Option-based products are agreements that either grant the Company the right to receive, or require the Company to make payments at, specified currency rate levels.

        As part of its risk-management process, the Company uses a value-at-risk ("VAR") methodology in connection with other management tools to assess and manage its foreign currency financial instruments and measure any potential loss in earnings as a result of adverse movements in currency exchange rates. The Company utilizes a Monte Carlo simulation, with a 95 percent confidence level, using spot and three-month implied volatilities as stochastic variables and correlations (as of the measurement date) to estimate this potential loss. The Company's calculated VAR at December 31, 2001, with a maturity of up to one year, is $2 million. This amount excludes the potential effects of any changes in the value of the underlying transactions or balances. The Company's calculated VAR exposure represents an estimate of reasonably possible net losses that would be recognized on its portfolio of financial instruments assuming hypothetical movements in future market rates and is not necessarily indicative of actual results which may occur. It does not represent the maximum possible loss or any expected loss that may occur. Actual future gains or losses may differ from (and could be significantly greater than) these estimates based upon actual fluctuations in market rates, operating exposures and the timing thereof, and changes in the Company's portfolio of derivatives during the measured periods. In addition, the assumption within the VAR model is that changes in currency exchange rates are adverse, which may not be the case. Any loss incurred on the financial instruments is expected to be offset by the effects of currency movements on the hedging of all exposures; there may be currency exchange-rate gains or losses in the future.

Credit Risk

        Derivative financial instruments used by the Company involve, to varying degrees, elements of credit risk in the event a counter-party should default and market risk as the instruments are subject to rate and price fluctuations. Credit risk is managed through the use of credit standard guidelines, counter-party diversification, monitoring of counter-party financial condition and master netting agreements in place with all derivative counter-parties. Credit exposure of derivative financial instruments is represented by the fair value effects of contracts with a positive fair value at December 31, 2001 reduced by the effects of master netting agreements. Additionally, at December 31, 2001, all derivative financial instruments, based on notional amounts, were with commercial banks and investment banking firms assigned investment grade ratings of "AA" or better by national rating agencies. The Company does not anticipate non-performance by its counter-parties and has no reserves related to non-performance as of December 31, 2001; the Company has not experienced any counter-party default during the three years ended December 31, 2001.

Concentrations of Credit Risk

        In the normal course of business, Edwards Lifesciences provides credit to customers in the health care industry, performs credit evaluations of these customers and maintains reserves for potential credit losses, which, when realized, have been within the range of management's allowance for doubtful accounts during all periods presented.

        Sales to Baxter, acting in the capacity of the Company's distributor subsequent to the Distribution, represented 11% and 12% of the Company's total net sales for 2001 and 2000, respectively.

Other Risks

        The Company has invested in several unconsolidated affiliates valued as of December 31, 2001 at $93 million, of which approximately $74 million is attributable to the Company's investment in World Heart Corporation (see "Disposition of Assets and Other Non-Recurring Charges, net"). The valuation of these investments is dependent upon the affiliates' abilities to achieve development milestones and cash flow projections. While a reduction in the fair values of the unconsolidated affiliates could have a material adverse impact to Edwards Lifesciences' operating results, management believes a reduction in the fair values of the affiliates would not be material to Edwards Lifesciences' financial position or cash flows.

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

                      /s/ Michael A. Mussallem
                      Chairman and
                      Chief Executive Officer

                      /s/ Bruce J. Bentcover
                      Corporate Vice President,
                      Chief Financial Officer and Treasurer

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
DECEMBER 31, 2001

PAGE
Report of Independent Accountants	35
Financial Statements:
Consolidated Balance Sheets at December 31, 2001 and 2000	36
For the years ended December 31, 2001, 2000 and 1999:
Consolidated Statements of Operations	37
Consolidated Statements of Cash Flows	38
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)	39
Notes to Consolidated Financial Statements	40
Financial statement schedule for the years ended December 31, 2001, 2000 and 1999:
Valuation and Qualifying Accounts	66

    Other schedules are not applicable and have not been submitted.

Report of Independent Accountants

To the Board of Directors and Shareholders
of Edwards Lifesciences Corporation:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Edwards Lifesciences Corporation and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 2 to the financial statements, the Company was required to adopt the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Orange County, California
February 5, 2002

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	December 31,
	2001	2000
ASSETS
Current assets
Cash and cash equivalents	$48	$28
Accounts receivable, net of allowances of $5 and $5	85	107
Other receivables	16	22
Inventories	87	87
Deferred income taxes	18	23
Prepaid expenses	19	14
Other current assets	20	20

Total current assets	293	301
Property, plant and equipment, net	178	183
Goodwill and other intangibles, net	402	511
Investments in unconsolidated affiliates	93	98
Other assets	7	14

Total assets	$973	$1,107

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$183	$177
Short-term debt	1	61

Total current liabilities	184	238

Long-term debt	310	367
Other liabilities	20	62
Commitments and contingent liabilities
Stockholders' equity
Preferred stock, $0.01 par value, authorized 50,000,000 shares, no shares outstanding	—	—
Common stock, $1.00 par value, authorized 350,000,000 shares, 59,327,872 and 58,668,393 shares outstanding	59	59
Additional contributed capital	287	277
Retained earnings	88	103
Accumulated other comprehensive income	26	1
Common stock in treasury, at cost	(1)	—

Total stockholders' equity	459	440

Total liabilities and stockholders' equity	$973	$1,107

The accompanying notes are an integral part of these consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share information)

	Years Ended December 31,
	2001	2000	1999
Net sales	$692	$804	$905
Cost of goods sold	324	423	466

Gross profit	368	381	439

Selling, general and administrative expenses	203	216	233
Research and development expenses	55	55	55
Goodwill amortization	19	29	34
Disposition of assets and other non-recurring charges, net	83	312	—
Non-recurring spin-off expenses	—	18	—
Other operating income	(16)	(14)	—

Operating income (loss)	24	(235)	117
Interest expense, net	23	20	—
Other expense, net	10	4	4

Income (loss) before provision for income taxes	(9)	(259)	113
Provision for income taxes	1	13	31

Income (loss) before cumulative effect of change in accounting principle	(10)	(272)	82
Cumulative effect of change in accounting principle, net of tax (Note 2)	(1)	—	—

Net income (loss)	$(11)	$(272)	$82

Share information (Note 1):
Earnings per basic and diluted share
Loss before cumulative effect of change in accounting principle	$(0.17)	—	—
Cumulative effect of change in accounting principle (Note 2)	$(0.02)	—	—
Net loss	$(0.19)	—	—
Weighted average number of common shares outstanding
Basic	59	—	—
Diluted	59	—	—

The accompanying notes are an integral part of these consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2001	2000	1999
Cash flows provided by operating activities
Net income (loss)	$(11)	$(272)	$82
Adjustments
Dispositions and write-downs of assets and other non-recurring charges, net	89	333	—
Depreciation and amortization	57	74	84
Deferred income taxes	(30)	(1)	2
Other	(7)	15	10
Changes in operating assets and liabilities, net of effect from de-consolidation of Japan business (Note 1)
Accounts and other receivables	(5)	(8)	14
Inventories	(7)	1	(14)
Accounts payable and accrued liabilities	7	1	(1)
Other	8	(5)	(1)

Net cash provided by operating activities	101	138	176

Cash flows from investing activities
Proceeds from sale of business	45	—	—
Capital expenditures	(38)	(46)	(42)
Purchase of convertible debentures	—	(13)	—
Investments in unconsolidated affiliates	(11)	(28)	—
Proceeds from asset dispositions	10	12	—
Investments in intangible assets	(8)	(1)
Other	(2)	—	(7)

Net cash used in investing activities	(4)	(76)	(49)

Cash flows from financing activities
Proceeds from issuance of short-term debt	26	220	—
Payments on short-term debt	(86)	(69)	—
Proceeds from issuance of long-term debt	180	449	—
Payments on long-term debt	(211)	(159)	—
Proceeds from accounts receivable securitization, net	5	32	—
Payments to Baxter International Inc., net	—	(511)	(127)
Other	8	1	—

Net cash used in financing activities	(78)	(37)	(127)

Effect of currency exchange rate changes on cash and cash equivalents	1	3	—

Net increase in cash and cash equivalents	20	28	—
Cash and cash equivalents at beginning of year	28	—	—

Cash and cash equivalents at end of year	$48	$28	$—

Supplemental disclosures
Cash paid during the year for:
Interest	$19	$17	$—
Income taxes	10	6	—
Non-cash transactions:
De-consolidation of Japan business (Note 1)	$—	$43	$—
Sale of inventory in exchange for note receivable (Note 3)	—	14	—
Net assets sold in consideration for convertible preferred stock (Note 3)	—	13	—

The accompanying notes are an integral part of these consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
COMPREHENSIVE INCOME (LOSS)
(in millions)

	Years Ended December 31,
	2001	2000	1999
COMMON STOCK
Beginning of year	$59	$—	$—
Common stock issued in connection with the Distribution	—	58	—
Common stock issued under employee benefit plans	—	1	—

End of year	$59	$59	$—

ADDITIONAL CONTRIBUTED CAPITAL
Beginning of year	$277	$—	$—
Common stock issued in connection with the Distribution	—	270	—
Stock options issued to non-employees	2	2	—
Common stock issued under employee benefit plans	8	5	—

End of year	$287	$277	$—

RETAINED EARNINGS
Beginning of year	$103	$418	$336
De-consolidation of Japan	—	(43)	—
Elimination of reporting lag for certain international operations (Note 2)	(4)	—	—
Net income (loss)	(11)	(272)	82

End of year	$88	$103	$418

INVESTMENT BY BAXTER INTERNATIONAL INC., NET
Beginning of year	$—	$833	$960
Investments by and advances from (payments to) Baxter International Inc., net	—	(833)	(127)

End of year	$—	$—	$833

TREASURY STOCK
Beginning of year	$—	$—	$—
Purchases	(1)	—	—

End of year	$(1)	$—	$—

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Beginning of year	$1	$(27)	$(25)
Other comprehensive income (loss)	25	28	(2)

End of year	$26	$1	$(27)

Total stockholders' equity	$459	$440	$1,224

COMPREHENSIVE INCOME (LOSS)
Currency translation adjustments, net of tax	$30	$(1)	$(1)
Unrealized net gain (loss) on investments in unconsolidated affiliates, net of tax	(6)	2	(1)
Net unrealized gain on cash flow hedges, net of tax	1	—	—
Currency translation adjustment in connection with the Distribution	—	27	—

Other comprehensive income (loss)	25	28	(2)
Net income (loss)	(11)	(272)	82

Total comprehensive income (loss)	$14	$(244)	$80

The accompanying notes are an integral part of these consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS

        Edwards Lifesciences Corporation is a global provider of products and technologies that are designed to treat advanced cardiovascular disease. Edwards Lifesciences' sales are categorized in four main product areas: cardiac surgery, critical care, vascular and perfusion. Edwards Lifesciences' cardiac surgery portfolio is comprised of products relating to heart valve therapy and cannulae products used during open-heart surgery. Edwards Lifesciences is the world's leader in, and has been a pioneer in the development and commercialization of, tissue valves and repair products used to replace or repair a patient's diseased or defective heart valve. In the critical care area, Edwards Lifesciences is a world leader in hemodynamic monitoring systems that are used to measure a patient's heart function, and also provides central venous access products for fluid and drug delivery. Edwards Lifesciences' vascular portfolio includes a line of balloon catheter-based products, surgical clips and inserts, angioscopy equipment, and artificial implantable grafts, as well as an endovascular system used to treat life-threatening abdominal aortic aneurysms less invasively. In the perfusion category, Edwards Lifesciences designs, develops, manufactures and markets in regions outside of the United States and Western Europe, a diverse line of disposable products used during cardiopulmonary bypass procedures, including oxygenators, blood containers, filters and related devices (see Note 3). Effective June 30, 2001, the Company sold its perfusion services business in the United States to an affiliate of Fresenius Medical Care AG (see Note 3). The Company continues to maintain its perfusion services business in Europe.

        Edwards Lifesciences Corporation was incorporated under the original name of CVG Controlled Inc. in Delaware on September 10, 1999, as a subsidiary of Baxter International Inc. ("Baxter"). On March 31, 2000 (the "Distribution Date"), Baxter transferred its cardiovascular business (the "Edwards Lifesciences Business") to Edwards Lifesciences in connection with a tax-free spin-off by Baxter of the Edwards Lifesciences Business. The spin-off was effected on the Distribution Date through a distribution of 58.1 million shares of Edwards Lifesciences' common stock (the "Distribution") to Baxter stockholders of record on March 29, 2000, resulting in Edwards Lifesciences operating as an independent entity commencing April 1, 2000 with publicly traded common stock. Unless the context indicates otherwise, references to the "Company" and "Edwards Lifesciences" refer to Baxter's cardiovascular business for periods prior to April 1, 2000 and to Edwards Lifesciences Corporation and its subsidiaries for the periods on or after such date. No annual earnings per share data are presented for 1999 and 2000 as the Edwards Lifesciences earnings were part of Baxter's earnings through the close of business on March 31, 2000.

        Baxter performs certain services for Edwards Lifesciences pursuant to various agreements that are outlined in Note 10. However, unless released by third parties, Baxter may remain liable for certain lease and other obligations and liabilities that were transferred to and assumed by Edwards Lifesciences. Edwards Lifesciences is obligated to indemnify Baxter for liabilities related to those transferred obligations and liabilities.

        Subsequent to the Distribution, the cardiovascular business in Japan is being operated pursuant to a joint venture under which a Japanese subsidiary of Baxter retains ownership of the Japanese business assets, but a subsidiary of Edwards Lifesciences holds a 90% profit interest. Edwards Lifesciences has an option to purchase the Japanese business assets that may be exercised no earlier than August 1, 2002 and no later than March 31, 2005. The Japanese operations are consolidated in the accompanying Consolidated Statements of Operations for periods prior to the Distribution, consistent with the treatment of the Company's operations while a part of Baxter. Subsequent to the Distribution, Edwards

Lifesciences (a) recognizes its shipments into the joint venture as sales at distributor price at the time the joint venture sells to the end customer, and (b) utilizes the equity method of accounting to record its interest in the operations of the joint venture in Other Operating Income in the Consolidated Statements of Operations.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The consolidated financial statements of Edwards Lifesciences have been prepared in accordance with Generally Accepted Accounting Principles in the United States ("GAAP") and have been applied consistently in all material respects. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Estimates are used in accounting for, among other items, sales returns and reserves, rebate reserves, allowances for doubtful accounts, excess and obsolete inventory, investments in unconsolidated affiliates, workers' compensation, employee benefits, income taxes, reserves and contingencies.

Basis of Presentation

        The consolidated financial statements have been prepared using Baxter's historical bases in the assets and liabilities and the historical results of operations of the Edwards Lifesciences Business prior to the Distribution, operated primarily as a division of Baxter, and continuing as a separate legal entity, Edwards Lifesciences Corporation and its subsidiaries, subsequent to the Distribution. All material intercompany balances have been eliminated. Prior to the Distribution, the combined financial statements included allocations of certain Baxter corporate assets, liabilities and expenses to the Edwards Lifesciences Business, which were allocated on the basis that was considered by Baxter management to reflect most fairly or reasonably the utilization of the services provided to or the benefit obtained by the Edwards Lifesciences Business (see Note 10). Typical measures and activity indicators used for allocation purposes included headcount, sales, payroll expense, or the specific level of activity related to the allocated item. Management believes the methods used to allocate amounts were reasonable. However, the financial information included herein does not necessarily reflect what the financial position, results of operations and cash flows of the Company would have been had it operated as a stand-alone public entity during the periods prior to the Distribution, and may not be indicative of future operations, cash flows or financial position. The consolidated financial statements do not include an allocation of Baxter's consolidated debt and interest expense prior to the Distribution. Certain reclassifications of previously reported amounts have been made to conform to classifications used in the current year, and a $14 million reclassification between inventory and accounts payable at December 31, 2000 was made to correct certain intercompany transactions outside the United States.

Fiscal Year of International Operations

        Prior to 2001, certain operations outside the United States had been included in the consolidated financial statements on the basis of fiscal years ending November 30 in order to facilitate timely consolidation. This one-month lag was eliminated as of the beginning of 2001 for these international operations as it was no longer required to achieve a timely consolidation. The December 2000 net loss from operations of $4 million for these entities was recorded as an adjustment to retained earnings on January 1, 2001.

Foreign Currency Translation

        The Company follows the principles of Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." Accordingly, when the local currency of its foreign entities is the functional currency, all assets and liabilities, other than those located in highly inflationary countries, are translated into United States dollars at the rate of exchange in effect at the balance sheet date. Income and expense items are translated at the weighted average exchange rate prevailing during the period. The effects of foreign currency translation adjustments for these entities are deferred and included as a component of stockholders' equity. When foreign affiliates operate in highly inflationary countries, non-monetary amounts are remeasured at historical exchange rates while monetary assets and liabilities are remeasured at the current rate with the related adjustments reflected in Other Expense, net. The effects of foreign currency transactions denominated in a currency other than the Company's functional currency are included in Other Expense, net.

Revenue Recognition

        The Company recognizes revenue from product sales when title transfers, and for services as performed. For product sales into the Company's Japan joint venture (see Note 1), the Company recognizes revenue when title transfers from the joint venture to the end customer. For certain products, the Company maintains consigned inventory at customer locations. For these products, revenue is recognized at the time the Company is notified that the customer has used the inventory. The Company reduces revenue with reserves for estimated price concessions and sales returns, and allowances are provided at the time revenue is recognized in accordance with SFAS No. 48, "Revenue Recognition When Right of Return Exists."

Cash Equivalents

        The Company considers highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. These investments are valued at cost, which approximates fair value.

Accounts Receivable Securitization

        The Company accounts for the securitization of accounts receivable in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." When the Company sells accounts receivable in securitizations, a subordinated retained interest in the securitized portfolio is retained by the Company. Gain or loss on sale of the accounts receivable depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. Because quoted market prices are generally not available to determine the Company's fair value of the retained interest, the Company estimates the fair value of the retained interest by estimating future expected credit losses to determine the future expected cash flows, which generally approximate fair value given the securitized portfolio's short-term weighted average life. At the time the receivables are sold, the balances are removed from the Consolidated Balance Sheets. Costs associated with the sale of receivables, primarily related to the discount and loss on sale, are included in Other Expense, net.

Inventories

        Inventories are stated at the lower of cost (first-in, first-out method) or market value. Market value for raw materials is based on replacement costs, and for other inventory classifications is based on net realizable value.

	December 31,
	2001	2000
	(in millions)
Raw materials	$22	$19
Work in process	24	19
Finished products	41	49

	$87	$87

        Reserves for excess and obsolete inventory were approximately $9 million and $8 million at December 31, 2001 and 2000, respectively. During the years ended December 31, 2001, 2000 and 1999, the Company allocated $3 million, $5 million and $4 million, respectively, of general and administrative costs to inventory. General and administrative costs included in both the December 31, 2001 and 2000 inventory balances were $1 million.

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

	December 31,
	2001	2000
	(in millions)
Land	$24	$24
Buildings and leasehold improvements	66	61
Machinery and equipment	180	188
Equipment with customers	46	35
Construction in progress	6	19

	322	327
Accumulated depreciation and amortization	(144)	(144)

	$178	$183

        Depreciation expense was $27 million, $34 million and $37 million for the years ended December 31, 2001, 2000 and 1999, respectively. Repairs and maintenance expense was $11 million, $10 million and $8 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Goodwill and Other Intangible Assets

        Goodwill represents the excess of cost over the fair value of net assets acquired and is amortized on a straight-line basis over estimated useful lives ranging from 15 to 40 years (see "New Accounting and Disclosure Standards Issued").

        Other intangible assets include purchased patents, trademarks and other identified rights and are amortized on a straight-line basis over their legal or estimated useful lives, whichever is shorter (generally not exceeding 20 years).

	December 31,
	2001	2000
	(in millions)
Goodwill	$579	$703
Accumulated amortization	(245)	(271)

	334	432

Other intangible assets	173	181
Accumulated amortization	(105)	(102)

	68	79

Total goodwill and other intangible assets	$402	$511

        Management reviews the carrying amounts of goodwill and other intangibles whenever events and circumstances indicate that the carrying amounts of an asset may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit and adverse legal or regulatory developments. If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair market value. Estimated fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. For the purpose of identifying and measuring impairment, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of the cash flows generated by other asset groups. Based upon management's assessment of the future undiscounted operating cash flows of acquired businesses, the carrying values of goodwill and other intangible assets at December 31, 2001 have not been impaired.

Investments in Unconsolidated Affiliates

        Investments in unconsolidated affiliates are accounted for under the cost method and have been designated as available-for-sale in accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These investments are carried at fair market value, with unrealized gains and losses reported in stockholders' equity as Accumulated Other Comprehensive Income. Gains or losses on investments sold are based on the specific identification method. The fair values of certain investments are based on quoted market prices. For other investments, various methods are used to estimate fair value, including external valuations and discounted cash flows.

Income Taxes

        The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

        Edwards Lifesciences' operations were included in Baxter's consolidated United States federal and state income tax returns and in the tax returns of certain Baxter foreign subsidiaries prior to the Distribution. The provision for income taxes prior to the Distribution has been determined as if Edwards Lifesciences had filed separate tax returns under its existing structure for the periods presented. Prior to the Distribution, all income taxes were settled with Baxter on a current basis through the Investment by Baxter International Inc., net account.

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

Research and Development Costs

        Research and development costs are charged to expense when incurred.

Earnings Per Share

        Earnings per share are calculated in accordance with SFAS No. 128, "Earnings per Share," which requires the Company to report both basic earnings per share, based on the weighted-average number of common shares outstanding, and diluted earnings per share, based on the weighted-average number of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options. No earnings per share data are presented in the Consolidated Statements of Operations for 1999 and 2000 as the Edwards Lifesciences earnings were part of Baxter's earnings through the close of business on March 31, 2000.

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

        Derivative instruments used by Edwards Lifesciences involve, to varying degrees, elements of credit risk, in the event a counter-party should default, and market risk, as the instruments are subject to rate and price fluctuations. Credit risk is managed through the use of credit standard guidelines, counter-party diversification, monitoring of counter-party financial condition and International Swap Dealers Association master netting agreements in place with all derivative counter-parties. All derivative financial instruments are with commercial banks and investment banking firms assigned investment grade ratings of "AA" or better with national rating agencies.

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

        When it is determined that a derivative is not, or has ceased to be, highly effective as a hedge, the Company discontinues hedge accounting prospectively. A derivative ceases to be highly effective when (a) the Company determines that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item such as firm commitments or forecasted transactions, (b) it is no longer probable that the forecasted transaction will occur, (c) the derivative expires or is sold, terminated or exercised, or (d) management determines that designating the derivative as a hedging instrument is no longer appropriate.

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

Comprehensive Income

        Comprehensive income encompasses all changes in equity other than those arising from transactions with stockholders, and consists of net income, currency translation adjustments and unrealized net gains and losses on cash flow hedges and investments in unconsolidated affiliates.

New Accounting and Disclosure Standards Adopted

        Effective January 1, 2001, Edwards Lifesciences adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Accounting for the gain or loss due to changes in fair value of the derivative instrument depends on whether the derivative qualifies as a hedge. If the derivative instrument does not qualify as a hedge, the gains or losses are reported in earnings when they occur. If the derivative instrument qualifies as a hedge, the accounting varies based upon the type of risk being hedged. Adopting the provisions of SFAS No. 133 on January 1, 2001 resulted in a one-time cumulative after-tax increase in net loss of $1 million. In addition, the Company recorded the following one-time cumulative after-tax adjustments to Accumulated Other Comprehensive Income:

Unrealized Gain (Loss)
(in millions)
Related to previously designated cash flow hedging relationships:
Fair value of hedging instruments	$(7)
Previously deferred hedging gains and losses	2

Total cumulative effect of adoption on Accumulated Other Comprehensive Income, net of tax	$(5)

        Effective January 1, 2001, Edwards Lifesciences adopted the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement replaces SFAS No. 125 and revises the standards for accounting for securitizations and other transfers of financial assets and collateral. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Adoption of this standard did not have a material impact on the Company's consolidated financial statements.

New Accounting and Disclosure Standards Issued

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142, which changes the accounting for goodwill from an amortization method to an impairment-only approach, is effective for fiscal years beginning after December 15, 2001. No transition adjustment was recorded upon adoption of this standard on January 1, 2002. However, adoption of this standard resulted in the elimination of goodwill amortization commencing January 1, 2002.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143, which changes the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs, will be effective for fiscal years beginning after June 15, 2002. The Company does not expect that the adoption of this standard will have a material impact on its consolidated financial statements.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets." SFAS No. 144, which changes the accounting and reporting for the impairment of long-lived assets, is effective for fiscal years beginning after December 15, 2001. The Company does not expect that the adoption of this standard will have a material impact on its consolidated financial statements.

3.    DISPOSITION OF ASSETS AND OTHER NON-RECURRING CHARGES, NET

        During 2001 and 2000, Edwards Lifesciences recorded non-recurring charges comprised of the following:

  2001 Initiatives

  Loss on Sale of Assets ($68 million)

        Effective June 30, 2001, the Company sold the stock of Edwards Lifesciences Cardiovascular Resources, Inc. ("ELCR") to an affiliate of Fresenius Medical Care AG ("Fresenius") for cash proceeds of $45 million (the "ELCR Sale"), resulting in a pre-tax loss of $68 million. ELCR provided and managed perfusionists, monitoring systems, capital equipment and disposable material on a contract service basis to hospitals in the United States and Puerto Rico.

        The following unaudited pro forma consolidated condensed statement of operations gives effect to the ELCR Sale as if it had occurred on January 1, 2001 and excludes the $68 million loss on the sale. The unaudited pro forma consolidated condensed statement of operations does not purport to be indicative of either the results of future operations or the results of operations that would have occurred had the ELCR Sale been consummated on January 1, 2001. The following are in millions, except per share amounts:

Year Ended December 31, 2001
Net sales	$631
Net income	46
Net income per share:
Basic	0.78
Diluted	0.75

  Other Non-Recurring Charges ($15 million)

        Based upon the non-strategic nature and declining profitability of certain products in the Company's portfolio (including certain distributed products), the Company decided during 2001 to discontinue its sales effort of these products. The long-lived assets and the investments related to these products were evaluated to determine whether any impairment in their recoverability existed at the determination date. As a result, Edwards Lifesciences assessed whether the estimated cash flows of the products or investments over the estimated lives of the related assets were sufficient to recover their costs. Where such cash flows were insufficient, the Company utilized a discounted cash flow model to estimate the fair value of assets or investments and recorded an impairment charge to adjust the carrying values to estimated fair values. As a result of this evaluation, Edwards Lifesciences recorded a non-cash charge of $15 million, primarily related to the impairment of intangibles ($9 million), the impairment of an investment ($5 million) and the write-down of non-productive assets ($1 million).

  2000 Initiatives

  Loss on Sale and Abandonment of Assets ($302 million)

        During 2000, the Company sold the majority of its United States and Western European assets and rights related to its perfusion products to Jostra AG (the "Jostra Sale"). In accordance with SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges," the Company recorded a pre-tax impairment charge of $290 million in 2000 to reduce the carrying value of these assets to fair value based upon the estimated net proceeds from the Jostra Sale. Assets subject to this impairment charge consisted primarily of goodwill ($245 million) and special-use manufacturing and support assets. The goodwill impairment charge was calculated based upon a pro rata allocation of the goodwill using the relative fair values of the affected long-lived assets and identifiable intangibles acquired at the inception date of the goodwill. On August 31, 2000, Edwards Lifesciences completed the Jostra Sale for $24 million (consisting of $10 million in cash and a $14 million note receivable, payable in six equal quarterly installments through March 1, 2002, plus interest at an annual effective rate of 8%). All payments under the note have been made.

        In conjunction with the Jostra Sale, during 2000 the Company recorded charges to establish a $10 million reserve for personnel costs and a $2 million reserve for exit activities. The personnel costs consisted primarily of severance, medical plan continuation and outplacement services for the approximately 225 employees impacted by the Jostra Sale. The impacted employees were located in Europe, the United States and Puerto Rico, and primarily worked in a manufacturing capacity. The exit activities consisted primarily of information systems costs, contract termination costs and shutdown expenses.

        The following table summarizes the utilization of these reserves through December 31, 2001 (in millions):

	Initial Reserve	Utilized in 2000	Balance at December 31, 2000	Utilized in 2001	Balance at December 31, 2001
Personnel costs	$10	$(2)	$8	$(8)	$—
Exit activities	2	(2)	—	—	—

	$12	$(4)	$8	$(8)	$—

  Gain on Sale of Assets ($35 million)

        On June 30, 2000, Edwards Lifesciences transferred the rights, intellectual property and United States assets related to the Novacor mechanical cardiac assist product line to World Heart Corporation ("WorldHeart"). In return, the Company received (a) preferred stock of a subsidiary of WorldHeart, which, at Edwards Lifesciences' option, can be exchanged for approximately 5 million shares of WorldHeart's common stock commencing July 2002, bearing a cumulative dividend and maturing in June 2015, and (b) exclusive worldwide distribution rights to the Novacor left ventricular assist system and any ventricular assist technologies developed by WorldHeart. Edwards Lifesciences also will provide components and technical support to WorldHeart for ventricular assist products at agreed upon prices. The Company recorded a pre-tax gain of $35 million during 2000 in connection with this transaction.

        As part of the transaction with WorldHeart, the Company invested $20 million in WorldHeart convertible preferred stock. The preferred stock bears a cumulative dividend, matures in June 2007, is callable at any time by WorldHeart and is convertible by Edwards Lifesciences into WorldHeart common stock commencing July 2006. Edwards Lifesciences reports its investments in WorldHeart as available-for-sale securities.

        The following unaudited pro forma consolidated condensed statement of operations gives effect to the sales to Jostra AG and WorldHeart by Edwards Lifesciences as if the sales had occurred on January 1, 2000 and exclude the $302 million loss on sale to Jostra AG and the $35 million gain on sale to WorldHeart. The unaudited pro forma consolidated condensed statement of operations does not purport to be indicative of either the results of future operations or the results of operations that would have occurred had the sales been consummated on January 1, 2000. The following amounts are in millions, except per share amounts:

Year Ended December 31, 2000
Net sales	$772
Net income	8
Net income per share:
Basic	0.14
Diluted	0.13

  Other Non-Recurring Charges ($45 million)

        As a result of Edwards Lifesciences' continuing efforts to focus the Company's product portfolio and effect the Company's business strategy following the spin-off from Baxter, during 2000 the Company decided to discontinue certain products in its portfolio that did not meet the objectives of its business strategy. The long-lived assets or the investments in these products were evaluated to determine whether any impairment in their recoverability existed at the determination date. As a result, Edwards Lifesciences assessed whether the estimated cash flows of the products over the estimated lives of the related assets were sufficient to recover their costs. Where such cash flows were insufficient, the Company utilized a discounted cash flow model to estimate the fair value of assets or investments and recorded an impairment charge to adjust the carrying values to estimated fair values. As a result of this evaluation, Edwards Lifesciences recorded a non-cash charge of $45 million during 2000 primarily related to the impairment of goodwill unrelated to perfusion products ($37 million), the impairment of other intangibles ($5 million) and the write-down of non-productive assets ($3 million).

4.    ACCOUNTS RECEIVABLE SECURITIZATION

        Edwards Lifesciences has an agreement (the "Receivables Facility") with a financial institution whereby it sells on a continuous basis an undivided interest in certain eligible trade accounts receivable. Pursuant to the Receivables Facility, the Company formed Edwards Lifesciences Financing LLC ("ELF"), a wholly owned, special purpose, bankruptcy-remote subsidiary, for the sole purpose of buying and selling receivables generated by the Company. Under the Receivables Facility, Edwards Lifesciences, irrevocably and without recourse, transfers certain of its accounts receivables to ELF. ELF has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables and is permitted to receive advances for the sale of such undivided interest. The Company retained servicing responsibilities and subordinated interests. The Company receives annual servicing fees approximating 1 percent of the outstanding balance and rights to future cash flows arising after the investors in the securitization trust have received their contractual return. The investors and the securitization trust have no recourse to the Company's other assets for failure of debtors to pay when due. The Company's retained interests are subordinate to the investors' interests. The value of the accounts receivable is subject primarily to credit risks on the transferred accounts receivable. The Receivables Facility expires each December and is renewable for one-year periods at the Company's option. The Company renewed the Receivables Facility on December 21, 2001.

        This two-step transaction is accounted for as a sale of receivables under the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Sales of receivables under this program result in a reduction of accounts receivable on the Company's Consolidated Balance Sheets. Retained interests are carried at their fair value estimated as the net realizable value, which considers the relatively short liquidation period and includes an estimated provision for credit losses, and are included in Other Current Assets. Pursuant to the terms of the Receivables Facility, the Company had sold approximately $42 million of trade accounts receivable at December 31, 2001, resulting in a reduction of trade accounts receivable on the Company's Consolidated Balance Sheets, and received funding of approximately $37 million. Costs associated with the sale of receivables were $1.4 million and $0.4 million in 2001 and 2000, respectively, and are included in Other Expense, net.

        At December 31, 2001, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows ($ in millions):

Carrying amount/fair value of retained interests	$4.7
Weighted-average life (in days)	38.7
Expected credit losses (annual rate)	11.9%
Impact on fair value of 10% adverse change	$0.1
Impact on fair value of 20% adverse change	$0.1

        These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10 or 20 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Sensitivity analyses of prepayment speed assumption and residual cash flows discount rate are not performed because they do not materially impact the fair value of the retained interests due to the short-term nature of the receivables.

5.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	December 31,
	2001	2000
	(in millions)
Accounts payable	$51	$63
Employee compensation and withholdings	33	41
Property, payroll and other taxes	31	17
Other accrued liabilities	68	56

	$183	$177

6.    LONG-TERM DEBT, CREDIT FACILITIES AND LEASE OBLIGATIONS

        Edwards Lifesciences has two unsecured revolving credit agreements ("the Credit Facilities") providing for up to an aggregate of $605 million in borrowings in multiple currencies. Borrowings currently bear interest at the London interbank offering rate plus 0.78%, which includes a facility fee. One of the credit agreements provides for long-term borrowings up to an aggregate of $430 million and expires on March 30, 2005. The other credit agreement provides for short-term borrowings up to an aggregate of $175 million and expires on March 29, 2002. The Company anticipates that it will replace the $175 million credit agreement with a credit agreement for $100 million through March 2003. As of December 31, 2001, approximately $310 million was outstanding under the $430 million credit agreement and no borrowings were outstanding under the $175 million credit agreement. Edwards Lifesciences pays a facility fee, regardless of available or outstanding borrowings, currently at an annual rate of 0.15% for the $430 million credit agreement and 0.125% for the $175 million credit agreement. The Credit Facilities contain various financial and other covenants of Edwards Lifesciences, including a maximum leverage ratio and a minimum interest coverage ratio. All amounts outstanding under the $430 million credit agreement have been classified as long-term obligations, as these borrowings will continue to be refinanced pursuant to this credit agreement.

        Edwards Lifesciences utilizes interest rate swap agreements in managing its exposure to interest rate fluctuations. Interest rate swap agreements are executed as an integral part of specific debt transactions. Edwards Lifesciences' interest rate swap agreements involve agreements to receive a floating rate and pay a fixed rate, at specified intervals, calculated on an agreed-upon notional amount. As of December 31, 2001, Edwards Lifesciences had in place three interest rate swaps with a total notional amount of $168 million to swap floating rate United States dollar and Japanese Yen denominated debt obtained under the Company's revolving credit facilities for fixed rates. The original maturities of the interest rate swap agreements are between three and five years.

        The weighted average interest rate under the Credit Facilities was 4.12% at December 31, 2001, including the effect of interest rate swap agreements. The rates have been calculated using rates in effect at December 31, 2001, some of which are floating rates that reset periodically.

        Future minimum lease payments (including interest) under non-cancelable operating leases and aggregate debt maturities at December 31, 2001 were as follows:

	Operating Leases	Aggregate Debt Maturities
	(in millions)
2002	$4	$1
2003	4	—
2004	3	—
2005	3	310
2006	1	—
Thereafter	—	—

Total obligations and commitments	$15	$311

        Included in debt at December 31, 2001 were unsecured notes denominated in various foreign currencies as follows (in millions):

Japanese Yen	25,713
Euro	35
Swiss Franc	5

        Certain facilities and equipment are leased under operating leases expiring at various dates. Most of the operating leases contain renewal options. Total expense for all operating leases was $6 million, $5 million and $9 million for the years 2001, 2000 and 1999, respectively.

7.    FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

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

Derivative Financial Instruments

        The Company utilizes a variety of derivative financial instruments to manage its currency exchange rate and interest rate risks as summarized below. The Company does not enter into these arrangements for trading or speculation purposes.

	2001		2000
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(in millions)		(in millions)
Interest rate swap agreements	$168	$(10)	$257	$(12)
Option-based products	94	1	157	1
Forward currency agreements	62	8	1	—

        A roll-forward of the activity of the Company's derivative financial instruments for the year ended December 31, 2001 is as follows:

	Interest Rate Swap Agreements	Option- Based Products	Forward Currency Contracts
	(in millions)
December 31, 2000 notional amount	$257	$157	$1
Impact of exchange rate changes	(14)	(16)	—
New agreements	—	107	116
Expired agreements	(75)	(154)	(55)

December 31, 2001 notional amount	$168	$94	$62

        The fair value of financial instruments was estimated by discounting expected cash flows using quoted market interest rates and foreign exchange rates as of December 31, 2001 and 2000. Notional amounts are stated in the United States dollar equivalents at spot exchange rates at the respective dates. Considerable judgment was employed in interpreting market data to develop estimates of fair value; accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.

        At December 31, 2001 the net fair value of option-based products and forward currency agreements is recorded in Other Current Assets, and the net fair value of interest rate swap agreements is recorded in Accounts Payable and Accrued Liabilities. During 2001, the Company reclassified from Accumulated Other Comprehensive Loss a net gain of $8 million to Cost of Goods Sold and a net loss of $10 million to Interest Expense, net. Included in the amounts reclassified to Interest Expense, net is a $6 million charge related to the termination of an interest rate swap agreement. The Company expects that during the next 12 months, it will reclassify to earnings a $6 million gain currently recorded in Accumulated Other Comprehensive Income. During 2001 the Company expensed $2 million due to hedge ineffectiveness related to the net premiums paid for option-based products.

8.    COMMON STOCK

        The Edwards Lifesciences Corporation Long-Term Stock Incentive Compensation Program (the "Program"), which became effective April 1, 2000, provides for the grant of incentive and non-qualified stock options, restricted stock and other stock-based incentive awards for employees and contractors of the Company. Under the Program, these grants are generally awarded at a price equal to the fair market value at the date of grant based upon the closing price on the date immediately preceding the grant date. Options to purchase shares of the Company's common stock granted under the Program generally vest over predetermined periods and expire 10 years after the date of grant. An aggregate of 12.5 million shares of the Company's common stock has been reserved for issuance under the Program.

        On April 3, 2000, the Company granted options to purchase shares of Edwards Lifesciences' common stock under the Program. The grants include two types of stock options: Founders Options and Conversion Options. The Founders Options were awarded to all salaried employees of the Company, and permit the purchase of approximately 5.7 million shares at an exercise price of $13.88, the fair market value at the date of grant. The Founders Options vest 30% after two years, and the balance vests after three years. The Founders Options include approximately 634,000 options granted to non-employees of the Company in Japan (employees of Baxter dedicated to the joint venture as described in Note 1). In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the $4 million value of these options is being amortized over the three-year vesting period on a straight-line basis. The Conversion Options permitted the purchase of approximately 2.2 million shares at an exercise price based upon an equitable conversion of the exercise price under the Baxter stock option plan, with reference to the when-issued price of the Company's stock and the closing price of Baxter's common stock on March 31, 2000. The Conversion Options retained the vesting periods under the Baxter stock option plan, resulting in various vesting periods through September 2002.

        The Company also maintains the Nonemployee Directors and Consultants Stock Incentive Program (the "Nonemployee Program"), which became effective April 1, 2000, and was amended on March 1, 2001. Under the Nonemployee Program, each non-employee director annually receives 10,000 stock options. Additionally each non-employee director may elect to receive all or a portion of the cash retainer to which the director is otherwise entitled through the issuance of stock options. As of December 31, 2001, 81,370 options were issued under the Nonemployee Program.

        Stock option activity under the Program and the Nonemployee Program was as follows (options in thousands):

	2001		2000
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of year	7,686	$13.59	—	$—
Options issued with the Distribution	—	—	7,852	13.37
Options granted during period	1,123	22.01	424	16.87
Options exercised	(481)	12.14	—	—
Options cancelled	(612)	14.33	(590)	13.14

Outstanding, end of year	7,716	$14.79	7,686	$13.59

Exercisable, end of year	1,857	$13.46	523	$10.20

        The following table summarizes stock options outstanding at December 31, 2001 (options in thousands):

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$13.88 (Founders Options)	4,690	8.3	$13.88	4	$13.88
$10.20 – $15.71 (Conversion Options)	1,637	6.4	12.22	1,454	11.91
$15.44 – $26.64 (Other options)	1,389	9.3	20.90	399	19.11

	7,716	8.0	$14.79	1,857	$13.46

        The Company applies the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for stock-based compensation; therefore, no compensation expense has been recognized for its fixed stock option plans as options generally are granted at fair market value based upon the closing price on the date immediately preceding the grant date. The Company has adopted the disclosure requirements for SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, if compensation expense for the Company's stock options had been recognized, based upon the fair value of awards granted, the Company's net income for 2001 and 2000 would have been reduced by $9 million and $7 million, respectively, resulting in a net loss of $20 million and $279 million, respectively, or $(0.34) and pro forma $(4.79) per share, respectively, for both basic and diluted net loss per share. The fair value of each option granted during 2001 and 2000 is estimated based on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected life of five years, expected volatility of 45%, risk-free interest rate of 5.8% and no dividend yield. The weighted-average fair value for options granted during 2001 and 2000 was $7.00 and $6.39, respectively. The Company expects to grant additional awards in future years.

Restricted Stock

        The Company has made one-time grants of 5,000 shares of restricted stock to each of the non-employee directors pursuant to the Nonemployee Program. These grants vest 50% after one year and the balance vests after two years from the date of grant. An aggregate of 300,000 shares of the Company's common stock has been authorized for issuance pursuant to the Nonemployee Program. Grants of restricted stock to non-employees are charged to unearned compensation in Stockholders' Equity at their intrinsic value and recognized as expense over the vesting period. Compensation expense recognized for such grants was approximately $0.2 million for both 2001 and 2000.

Employee Stock Purchase Plan

        The Company currently has two employee stock purchase plans ("ESPPs") for eligible employees to purchase shares of the Company's common stock at 85% of the lower of the fair market value of Edwards Lifesciences common stock on the effective date of subscription or the date of purchase. One of the plans is for eligible United States employees, and the other is for eligible international employees. Under the ESPPs, employees can authorize the Company to withhold up to 12% of their compensation during any offering periods for common stock purchases, subject to certain limitations. The ESPPs were implemented on June 1, 2001. The ESPP for eligible United States employees is qualified under Section 423 of the Internal Revenue Code. The Board of Directors authorized an aggregate of 2,150,000 shares of the Company's common stock for issuance under the ESPPs. As of December 31, 2001, a total of 160,309 shares have been issued under the plans.

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

Treasury Stock

        In November 2001, the Company's Board of Directors approved a stock repurchase program authorizing the Company to purchase on the open market and in privately negotiated transactions up to 2 million shares of the Company's outstanding common stock. Stock repurchased under the program will primarily be used to offset dilution resulting from shares issued under the Company's employee stock option programs. During 2001, the Company repurchased 26,800 shares at an aggregate cost of approximately $686,000. The timing and size of any future stock repurchases are subject to a variety of factors, including market conditions, stock prices and other cash requirements.

9.    EMPLOYEE BENEFIT PLANS

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

        Pension expense for the Baxter-sponsored plans relating to Edwards Lifesciences' employees was $0.4 million for the three months ended March 31, 2000, and $5 million for the year ended December 31, 1999.

        In addition to pension benefits, Edwards Lifesciences participated in Baxter-sponsored contributory health care and life insurance benefits for substantially all domestic retired employees through the Distribution. Baxter and Edwards Lifesciences froze benefits under these plans as of the Distribution for Edwards Lifesciences employees. Edwards Lifesciences has not established new health care and life insurance plans for employees retiring subsequent to the Distribution. Expense associated with these benefits relating to Edwards Lifesciences employees was less than $1 million in each of the years 2000 and 1999.

        Subsequent to the Distribution, Edwards Lifesciences began sponsoring defined benefit pension plans in Puerto Rico and in certain European countries. A reconciliation of these plans' benefit obligations, assets and funded status are as follows:

	As of or for the Year Ended December 31, 2001	As of or for the Period Ended December 31, 2000
	(in millions)	(in millions)
Benefit Obligations
Beginning of period	$23.0	$22.2
Service cost	1.5	1.1
Interest cost	1.7	1.1
Participant contributions	0.2	0.1
Actuarial loss	2.6	0.6
Curtailment gains	(1.6)	(1.1)
Currency exchange rate changes and other	0.7	(1.0)

End of year	$28.1	$23.0

Fair value of plan assets
Beginning of period	$17.6	$18.4
Actual return on plan assets	(0.4)	(0.5)
Employer contributions	2.1	0.4
Participant contributions	0.2	0.1
Currency exchange rate changes and other	0.8	(0.8)

End of year	$20.3	$17.6

Funded status
Funded status at December 31, 2001	$(7.7)	$(5.4)
Unrecognized net losses	4.6	2.0
Unrecognized prior service cost	2.6	2.8

Net amount recognized	$(0.5)	$(0.6)

Prepaid benefit cost	$0.9	$1.0
Accrued benefit liability	(1.4)	(1.6)

Net amount recognized	$(0.5)	$(0.6)

        For certain of the Company's European pension plans, the accumulated benefit obligation is in excess of plan assets. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for these plans were $2.0 million, $1.6 million and $0.6 million, respectively, at December 31, 2001, and $0.8 million, $0.7 million and $0, respectively, at December 31, 2000.

	Year Ended December 31, 2001	Period Ended December 31, 2000
	(in millions)	(in millions)
Net periodic benefit cost
Service cost	$1.5	$1.1
Interest cost	1.7	1.1
Expected return on plan assets	(1.5)	(1.0)
Amortization of prior service cost and other	0.3	0.2

Net periodic pension benefits cost	$2.0	$1.4

        Assumptions used in determining benefit obligations are as follows:

	Year Ended December 31, 2001	Period Ended December 31, 2000
Discount Rate
Puerto Rico plan	7.25%	7.25%
International plans (average)	5.17%	5.55%
Expected return on plan assets
Puerto Rico plan	9.50%	9.50%
International plans (average)	5.50%	5.00%
Rate of compensation increase
Puerto Rico plan	4.00%	4.00%
International plans (average)	3.75%	3.71%

Defined Contribution Plans

        The Company's employees in the United States and Puerto Rico are eligible to participate in a qualified 401(k) and 1165(e) plan, respectively. Participants may contribute up to 15% of their annual compensation (subject to tax code limitation) to the plans. Edwards Lifesciences matches the first 3 percent of the participant's annual eligible compensation contributed to the plan on a dollar-for-dollar basis. Edwards Lifesciences matches the next 2 percent of the participant's annual eligible compensation to the plan on a 50% basis. Matching contributions relating to Edwards Lifesciences employees were $4 million in 2001 and 2000 and $3 million in 1999.

        The Company has a nonqualified deferred compensation plan for a select group of management that provides the opportunity to defer a specified percentage of their cash compensation. Participants may elect to defer up to 100% of bonus and 15% of total annual compensation. The Company's obligations under this plan are unfunded. The amount accrued under this plan was $2 million at December 31, 2001 and 2000.

        The Edwards Lifesciences Corporation Executive Option Plan (the "Executive Plan") became effective for participation by eligible employees in 2001. Eligible employees who participate in the Executive Plan may not participate in the Company's nonqualified deferred compensation plan. Under the Executive Plan, executive officers and certain other key employees may elect to forgo a portion of their annual salary and bonus for an option to purchase shares of mutual funds or the Company's common stock. The options are granted quarterly with an initial exercise price equal to 25% of the fair market value per share (as defined in the Executive Plan) of the respective security on the grant date.

The number of shares subject to each option is determined such that the difference between the aggregate fair market value (as defined in the Executive Plan) and the aggregate exercise price under the option is equal to the amount of forgone compensation attributable to the option. A total of 95,000 shares of the Company's common stock has been reserved for issuance under the Executive Plan.

10.  RELATED PARTY TRANSACTIONS

        Prior to the Distribution, Baxter provided to the Edwards Lifesciences Business certain legal, treasury, employee benefit, insurance and administrative services. Charges for these services were based on actual costs incurred by Baxter. The amounts charged to Edwards Lifesciences varied depending on the nature of the service, but generally were determined using headcount, sales, payroll, square footage or other appropriate data, or were determined on actual utilization of services. Management believes that the allocation of service charges is reasonable. However, the terms of these transactions may differ from those that would result from transactions with unrelated third parties or had Edwards Lifesciences performed these functions on its own.

        Prior to the Distribution, Edwards Lifesciences participated in a centralized cash management program administered by Baxter. Short-term advances from Baxter or excess cash sent to Baxter were treated as an adjustment to the Investment by Baxter International Inc., net account as of and through March 31, 2000. No interest was allocated to Edwards Lifesciences on this balance.

        Effective on the Distribution, Baxter and Edwards Lifesciences entered into a series of administrative services agreements pursuant to which Baxter and Edwards Lifesciences continue to provide certain administrative services (primarily information systems support, payroll, accounting and warehousing and logistics support) that each entity historically has provided to the other. These agreements require the parties to pay each other a fee that approximates the actual costs of these services and these agreements generally expire by December 31, 2002. Additionally, subsequent to March 31, 2000, Edwards Lifesciences has continuing relationships with Baxter as a customer and supplier for certain products, and uses Baxter as a distributor of the Company's products in certain regions of the world.

        The following table summarizes the charges from Baxter for the above-mentioned services prior to the Distribution, as recorded in Edwards Lifesciences' Consolidated Statements of Operations:

	Years Ended December 31,
	2000	1999
	(in millions)
Cost of goods sold	$5	$—
Selling, general and administrative expenses	19	44
Research and development expenses	1	2

        Sales to Baxter, acting in the capacity of the Company's distributor subsequent to the Distribution, represented 11% and 12% of the Company's total net sales for 2001 and 2000, respectively.

        In December 2001, the Company's chief executive officer received a $2.5 million loan pursuant to his employment agreement with the Company as approved by the Board of Directors. The loan was used for the purchase of his primary residence in connection with his relocation and is secured with a first deed of trust on that residence. The loan is non-interest bearing and is due in December 2006. The loan may become payable sooner upon the occurrence of certain events such as his resignation or termination of employment, except that a termination after a change in control would not accelerate the repayment obligation.

11.  OTHER EXPENSE, NET

	Years Ended December 31,
	2001	2000	1999
	(in millions)
Foreign exchange	$5	$2	$2
Asset dispositions and write-downs, net	6	1	1
Insurance and legal settlements	—	—	(1)
Other	(1)	1	2

	$10	$4	$4

12.  INCOME TAXES

        Edwards Lifesciences' operations prior to the Distribution were included in the consolidated income tax returns of Baxter. The income tax information for periods prior to the Distribution was calculated as if Edwards Lifesciences were a stand-alone affiliated group for those periods.

        The Company's income (loss) before provision for income taxes was generated from United States and international operations as follows:

	Years Ended December 31,
	2001	2000	1999
	(in millions)
United States	$(67)	$(321)	$92
International	58	62	21

	$(9)	$(259)	$113

        The provision for income taxes consists of the following:

	Years Ended December 31,
	2001	2000	1999
	(in millions)
Current
United States
Federal	$—	$—	$13
State and local, including Puerto Rico	1	2	8
International	30	12	8

Current income tax expense	31	14	29

Deferred
United States
Federal	(15)	—	2
State and local, including Puerto Rico	(5)	(1)	—
International	(10)	—	—

Deferred income tax expense (benefit)	(30)	(1)	2

Total income tax expense	$1	$13	$31

        The components of deferred tax assets and liabilities are as follows:

	December 31,
	2001	2000
	(in millions)
Deferred tax assets
Compensation and benefits	$7	$7
Net operating loss carryforwards	13	4
Tax credit carryforwards	3	1
Accrued liabilities	5	5
Allowance for doubtful accounts	5	4
Inventories	3	3
Other	5	4

Total deferred tax assets	41	28

Deferred tax liabilities
Intangible assets	(10)	(27)
Property, plant and equipment	(13)	(14)
Gain on sale of assets	(14)	(13)
Other	(1)	(5)

Total deferred tax liabilities	(38)	(59)

Valuation allowance	(4)	(3)

Net deferred tax liabilities	$(1)	$(34)

        Deferred income taxes have not been provided on the undistributed earnings of the Company's foreign subsidiaries of approximately $45 million as of December 31, 2001 since these amounts are intended to be permanently reinvested in foreign operations. It is not practicable to calculate the deferred taxes associated with these earnings; however, foreign tax credits would likely be available to reduce federal income taxes in the event of distribution.

        A reconciliation of the United States federal statutory income tax rate to the Company's effective income tax rate is as follows:

	Years Ended December 31,
	2001	2000	1999
	(in millions)
Income tax expense (benefit) at U.S. federal statutory rate	$(3)	$(90)	$40
Nondeductible charges (Note 3)	—	100	—
Nondeductible goodwill	6	10	12
Foreign income tax at different rates	(7)	(9)	(24)
Disposition of assets	11	—	—
State and local taxes, net of federal tax benefit	(3)	—	3
Tax credits	(2)	(1)	—
Other	(1)	3	—

Income tax expense	$1	$13	$31

        The Company has manufacturing operations outside the United States, primarily in Puerto Rico, Switzerland and The Dominican Republic, which benefit from reductions in local tax rates under various tax incentives.

        As of December 31, 2001, the Company has approximately $47 million of U.S. federal and state tax net operating losses and $3 million of tax credits available for carryforward that will begin to expire in 2010 if not utilized. The Company also has approximately $22 million of foreign tax net operating losses available for carryforward that will begin to expire in 2005 if not utilized. A valuation allowance has been provided on certain foreign net operating losses.

13.  LEGAL PROCEEDINGS

        Edwards Lifesciences filed a lawsuit on June 29, 2000, for patent infringement against Medtronic, Inc., which, as amended, alleges infringement of three Edwards Lifesciences United States patents. On September 18, 2001, Edwards Lifesciences filed a separate complaint against Medtronic alleging infringement of a fourth Edwards Lifesciences United States patent. On June 29, 2000, Edwards Lifesciences also filed a lawsuit against St. Jude Medical, Inc. alleging infringement of three Edwards Lifesciences United States patents. The Medtronic lawsuits were filed in the United States District Court for the District of Delaware and the St. Jude lawsuit was filed in the United States District Court for the Central District of California. The lawsuits seek monetary damages and injunctive relief. Each of Medtronic and St. Jude has answered, and asserted various affirmative defenses and counterclaims with respect to the lawsuits. Discovery is proceeding in both lawsuits. On March 6, 2002, St. Jude filed a lawsuit against Edwards Lifesciences in the United States District Court for the District of Minnesota requesting a declaratory judgment that the fourth Edwards Lifesciences United States patent (involved in the lawsuit against Medtronic) is invalid and not infringed by St. Jude. On March 11, 2002, Edwards Lifesciences filed a motion to amend the complaint in the lawsuit against St. Jude to add the fourth Edwards Lifesciences United States patent and a motion to enjoin the declaratory judgment action filed by St. Jude.

        In addition, Edwards Lifesciences is, or may be, a party to, or may be otherwise responsible for, pending or threatened lawsuits related primarily to products and services currently or formerly manufactured or performed, as applicable, by Edwards Lifesciences. Such cases and claims raise difficult and complex factual and legal issues and are subject to many uncertainties and complexities, including, but not limited to, the facts and circumstances of each particular case or claim, the jurisdiction in which each suit is brought, and differences in applicable law. Upon resolution of any pending legal matters, Edwards Lifesciences may incur charges in excess of presently established reserves. While such a charge could have a material adverse impact on Edwards Lifesciences' net income or net cash flows in the period in which it is recorded or paid, management believes that no such charge would have a material adverse effect on Edwards Lifesciences' consolidated financial position.

        Edwards Lifesciences also is subject to various environmental laws and regulations both within and outside of the United States. The operations of Edwards Lifesciences, like those of other medical device companies, involve the use of substances regulated under environmental laws, primarily in manufacturing and sterilization processes. While it is difficult to quantify the potential impact of compliance with environmental protection laws, management believes that such compliance will not have a material impact on Edwards Lifesciences' financial position, results of operations or liquidity.

14.  SEGMENT INFORMATION

        Edwards Lifesciences manages its business on the basis of one reportable segment. Refer to Note 1 for a description of the Company's business. The Company's products and technologies share similar distribution channels and customers and are sold principally to hospitals and physicians. Management evaluates its various global product portfolios on a revenue basis, which is presented below, and profitability is generally evaluated on an enterprise-wide basis due to shared infrastructures. Edwards Lifesciences' principal markets are the United States, Europe and Japan.

        Geographic area data includes net sales based on product shipment destination and long-lived asset data is presented based on physical location.

As of or for the years ended December 31,	2001	2000	1999
	(in millions)
Net Sales by Geographic Area
United States	$421	$482	$504
Europe	145	160	171
Japan	62	94	166
Other countries	64	68	64

	$692	$804	$905

Net Sales by Major Product and Service Area
Cardiac Surgery	$329	$311	$306
Critical Care	210	217	242
Vascular	49	55	61
Perfusion	102	207	244
Other	2	14	52

	$692	$804	$905

Long-Lived Assets by Geographic Area
United States	$656	$780	$1,035
Other countries	24	26	46

	$680	$806	$1,081

15.  QUARTERLY FINANCIAL RESULTS AND MARKET FOR THE COMPANY'S STOCK (UNAUDITED)

Years Ended December 31 (in millions, except per share data)	First quarter	Second quarter	Third quarter	Fourth quarter	Total year
2001
Net sales	$192	$192	$148	$160	$692
Gross profit	96	97	83	92	368
Net income (loss)[a]	13	(56)	15	17	(11)
Per common share
Basic	0.22	(0.95)	0.25	0.29	(0.19)
Diluted	0.21	(0.95)	0.24	0.28	(0.19)
Market price
High	22.75	26.45	28.00	29.15	29.15
Low	16.75	17.80	20.40	22.60	16.75
2000
Net sales	$226	$205	$186	$187	$804
Gross profit	108	90	90	93	381
Net income (loss)[b,c]	17	(309)	4	16	(272)
Pro forma per common share[d]
Basic	0.29	(5.31)	0.08	0.27	(4.66)
Diluted	0.29	(5.31)	0.07	0.26	(4.66)
Market price
High	n/a	20.44	26.25	24.19	26.25
Low	n/a	13.75	19.69	13.00	13.00
1999
Net sales	$221	$233	$217	$234	$905
Gross profit	108	118	102	111	439
Net income	22	24	17	19	82

n/a—not applicable

a
The second quarter includes (1) a $68 million pretax loss on the sale of the Company's perfusion services business to Fresenius, and (2) a $15 million pretax charge consisting of the write-down of selected goodwill, intangible assets and other assets.

b
The second quarter includes (1) a $290 million pretax charge related to the sale of the Bentley line of cardiopulmonary products (perfusion products) to Jostra AG, (2) a $45 million pretax charge consisting of the write-down of selected goodwill and intangible assets, (3) a $35 million pretax gain on the sale of the United States assets of the Company's mechanical cardiac assist product line to WorldHeart, and (4) a $17 million pretax charge consisting of non-recurring expenses related to the Company's spin-off from Baxter International Inc.

c
The third quarter includes a $12 million pretax charge related primarily to severance costs associated with the sale of the Company's Bentley line of cardiopulmonary products.

d
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

EDWARDS LIFESCIENCES CORPORATION
VALUATION AND QUALIFYING ACCOUNTS (in millions)

		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts (a)	Deductions from reserves	Balance at end of period
Year ended December 31, 2001
Allowance for doubtful accounts and returns	$5	$4	$—	$(4)	$5
Inventory reserves	8	9	—	(8)	9
Litigation reserves	5	1	—	(3)	3
Year ended December 31, 2000
Allowance for doubtful accounts and returns	8	3	—	(6)	5
Inventory reserves	12	21	—	(25)	8
Litigation reserves	2	5	—	(2)	5
Year ended December 31, 1999
Allowance for doubtful accounts and returns	8	5	—	(5)	8
Inventory reserves	10	9	1	(8)	12
Litigation reserves	1	1	—	—	2

(a)
Valuation accounts of acquired assets.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant

        This information required by this Item is set forth under the headings "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Executive Officers" in the definitive proxy materials to be filed in connection with the 2002 Annual Meeting of Stockholders (the "Proxy Statement") (which Proxy Statement will be filed with the Securities and Exchange Commission on or before April 12, 2002). The information required by this Item to be contained in the Proxy Statement is incorporated herein by reference.

Item 11. Executive Compensation

        Except for information referred to in Item 402(a)(8) of Regulation S-K, the information contained under the headings "Election of Directors" and "Executive Compensation and Other Information" in the Proxy Statement (which Proxy Statement will be filed with the Securities and Exchange Commission on or before April 12, 2002) is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement (which Proxy Statement will be filed with the Securities and Exchange Commission on or before April 12, 2002) is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        The information contained under the heading "Certain Relationships and Related Transactions" in the Proxy Statement (which Proxy Statement will be filed with the Securities and Exchange Commission on or before April 12, 2002) is incorporated herein by reference.

PART IV

Item 14. Financial Statements and Schedule, Exhibits and Reports on Form 8-K

  (a)
  (1)   Financial Statements and Schedule

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

  (a)
  (2)   Exhibits

        The following exhibits are filed herewith or are incorporated herein:

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Edwards Lifesciences Corporation
3.2	Amended and Restated Bylaws of Edwards Lifesciences Corporation (a)
3.3	Form of Certificate of Designation for Edwards Lifesciences Corporation Series A Junior Participating Preferred Stock (included as Exhibit A to Exhibit 10.9) (a)
4.1	Specimen form of certificate representing Edwards Lifesciences Corporation common stock (a)
10.1	Form of Agreement and Plan of Reorganization, to be entered into between Edwards Lifesciences Corporation and Baxter International Inc. (a)
10.2	Form of Tax Sharing Agreement, to be entered into between Edwards Lifesciences Corporation and Baxter International Inc. (a)
*10.3	Edwards Lifesciences Corporation Long-Term Stock Incentive Compensation Program (a)
*10.4	Form of Edwards Lifesciences Corporation Change in Control Severance Agreement (i)
*10.5	Employment Agreement for Michael A. Mussallem (i)
*10.6	Promissory Note Secured by Deed of Trust for Michael A. Mussallem dated December 11, 2001
10.9	Form of Rights Agreement between Edwards Lifesciences Corporation and EquiServe Trust Company, N.A, as Rights Agent, dated as of March 31, 2000 (a)
10.10	Services and Distribution Agreement between Edwards Lifesciences LLC, as successor in interest to Baxter Healthcare Corporation, and Allegiance Healthcare Corporation, dated as of October 1, 1996. CONFIDENTIAL INFORMATION APPEARING IN THIS DOCUMENT HAS BEEN OMITTED AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION IN ACCORDANCE WITH SECTION 24(b) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED AND RULE 24b-2 PROMULGATED THEREUNDER. OMITTED INFORMATION HAS BEEN REPLACED WITH ASTERISKS (a)
*10.11	Form of Employment Agreement (a)
10.12	Form of Consulting Agreement (a)
10.13	Form of Outgoing Confidentiality Agreement (a)
*10.14	Edwards Lifesciences Corporation Nonemployee Directors and Consultants Stock Incentive Program (a)
10.16	Form of Tokumei Kumiai Agreement by and between Baxter Limited and Edwards Lifesciences Finance Limited, dated as of April 1, 2000 (a)
10.17	Form of Option Agreement by and between Baxter Limited and Edwards Lifesciences Limited, dated as of April 1, 2000 (a)
10.18	Form of Japan Distribution Agreement by and between Baxter Limited and Edwards Lifesciences LLC, dated as of April 1, 2000 (a)

10.19	Five Year Credit Agreement dated as of March 30, 2000, among Edwards Lifesciences Corporation, a Delaware corporation; the Swiss Borrowers; the Japanese Borrowers; the Lenders from time to time party hereto; The Chase Manhattan Bank, as Administrative Agent; Chase Manhattan International Limited, as London Agent; The Fuji Bank, Limited, as the Tokyo Agent; Bank One, N.A., as Syndication Agent; and Credit Suisse First Boston, as Documentation Agent (b)
10.20	364-Day Credit Agreement dated as of March 30, 2000, among Edwards Lifesciences Corporation, a Delaware corporation; the Lenders from time to time party hereto; The Chase Manhattan Bank, as Administrative Agent; Bank One, N.A., as Syndication Agent; and Credit Suisse First Boston, as Documentation Agent (b)
*10.21	Edwards Lifesciences Corporation Severance Pay Plan (b)
10.22	Contribution Agreement by and among Edwards Lifesciences LLC, Edwards Novacor LLC, WorldHeart Corporation and Valentine Acquisition Corp. dated as of May 24, 2000 (c)
10.23	Amendment No. 1, dated as of June 30, 2000, to the Five Year Credit Agreement dated as of March 30, 2000, among Edwards Lifesciences Corporation, a Delaware corporation; the Swiss Borrowers; the Japanese Borrowers; the Lenders from time to time party thereto; The Chase Manhattan Bank, as Administrative Agent; Chase Manhattan International Limited, as London Agent; The Fuji Bank, Limited, as the Tokyo Agent; Bank One, N.A., as Syndication Agent; and Credit Suisse First Boston, as Documentation Agent, and to the 364 Day Credit Agreement dated as of March 30, 2000, among Edwards Lifesciences Corporation, the Lenders from time to time party thereto, The Chase Manhattan Bank, as Administrative Agent, Bank One, N.A., as Syndication Agent and Credit Suisse First Boston, as Documentation Agent (c)
*10.24	Edwards Lifesciences Corporation Long-Term Stock Incentive Compensation Program (as amended and restated July 12, 2000) (d)
*10.25	Edwards Lifesciences Corporation Nonemployee Directors and Consultants Stock Incentive Program (as amended and restated March 2001) (h)
*10.26	Edwards Lifesciences Corporation Executive Option Plan (e)
*10.27	Edwards Lifesciences Corporation of Puerto Rico Savings and Investment Plan (f)
*10.28	Edwards Lifesciences Corporation 401(k) Savings and Investment Plan (g)
10.30	Amendment No. 2, dated as of March 29, 2001, to the Five Year Credit Agreement dated as of March 30, 2000 among Edwards Lifesciences Corporation, a Delaware corporation; the Swiss Borrowers; the Japanese Borrowers; the Lenders from time to time party thereto; The Chase Manhattan Bank, as Administrative Agent; Chase Manhattan International Limited, as London Agent; The Fuji Bank, Limited, as the Tokyo Agent; Bank One, N.A., as Syndication Agent; and Credit Suisse First Boston, as Documentation Agent (j)
10.31	Amended and Restated 364-Day Credit Agreement dated as of March 29, 2001 among Edwards Lifesciences Corporation, as Borrower, the lenders Party hereto; The Chase Manhattan Bank, as Administrative Agent; Credit Suisse First Boston, as Syndication Agent; and the Bank of Nova Scotia, as Documentation Agent; JP Morgan, a division of Chase Securities Inc., as Advisor, Lead Arranger and Bookrunner (j)
10.32	Agreement between Edwards Lifesciences Corporation and Richard L. Miller, dated May 3, 2001 (k)
21.1	Subsidiaries of Edwards Lifesciences Corporation
23	Consent of Independent Accountants

(a)
Incorporated by reference to the cited exhibit in Edwards Lifesciences' Registration Statement on Form 10 (File No. 001-15525).

(b)
Incorporated by reference to the cited exhibit in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended March 31, 2000, under the Securities Exchange Act of 1934.

(c)
Incorporated by reference to the cited exhibit in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended June 30, 2000, under the Securities Exchange Act of 1934.

(d)
Incorporated by reference to the cited exhibit in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended September 30, 2000, under the Securities Exchange Act of 1934.

(e)
Incorporated by reference to Exhibit 4.4 in Edwards Lifesciences' Registration Statement on Form S-8 (File No. 333-52332).

(f)
Incorporated by reference to Exhibit 4.3 in Edwards Lifesciences' Registration Statement on Form S-8 (File No. 333-40434).

(g)
Incorporated by reference to Exhibit 4.3 in Edwards Lifesciences' Registration Statement on Form S-8 (File No. 333-33056).

(h)
Incorporated by reference to Exhibit 4.6 in Edwards Lifesciences' Registration Statement on Form S-8 (File No. 333-60670).

(i)
Incorporated by reference to the cited exhibit in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2000, under the Securities Exchange Act of 1934.

(j)
Incorporated by reference to the cited exhibit in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended March 31, 2001, under the Securities Exchange Act of 1934.

(k)
Incorporated by reference to the cited exhibit in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended June 30, 2001, under the Securities Exchange Act of 1934.

*
Represents management contract or compensatory plan

(b)
Reports on Form 8-K

        None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 22, 2002	EDWARDS LIFESCIENCES CORPORATION
	By:	/s/ MICHAEL A. MUSSALLEM Michael A. Mussallem Chairman of the Board and Chief Executive Officer

        We, the undersigned officers and directors of Edwards Lifesciences Corporation, hereby severally constitute and appoint Bruce P. Garren and Margaret T. Miles, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, all amendments to this Annual Report on Form 10-K, and generally to do all things in our names and on our behalf in such capacities to enable Edwards Lifesciences Corporation to comply with the provisions of the Securities Act of 1934, as amended, and all requirements of the Securities and Exchange Commission. Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title

/s/ MICHAEL A. MUSSALLEM Michael A. Mussallem	Chairman of the Board and Chief Executive Officer
/s/ BRUCE J. BENTCOVER Bruce J. Bentcover	Corporate Vice President, Chief Financial Officer and Treasurer (Chief Accounting Officer)
/s/ BRUCE P. GARREN Bruce P. Garren	Corporate Vice President, General Counsel and Secretary
/s/ MIKE R. BOWLIN Mike R. Bowlin	Director
/s/ VERNON R. LOUCKS JR. Vernon R. Loucks Jr.	Director
/s/ CORINNE H. LYLE Corinne H. Lyle	Director
/s/ PHILIP M. NEAL Philip M. Neal	Director
/s/ DAVID E.I. PYOTT David E.I. Pyott	Director

QuickLinks

EDWARDS LIFESCIENCES CORPORATION Form 10-K Annual Report—2001 Table of Contents
PART I
  Item 1 Business
  Item 2 Properties
  Item 3 Legal Proceedings
  Item 4 Submission of Matters to a Vote of Security Holders
PART II
  Item 5 Market for the Registrant's Common Equity and Related Stockholder Matters
  Item 6 Selected Financial Data
  Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A Quantitative and Qualitative Disclosure About Market Risk
  Item 8 Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE DECEMBER 31, 2001
EDWARDS LIFESCIENCES CORPORATION CONSOLIDATED BALANCE SHEETS (in millions, except share data)
EDWARDS LIFESCIENCES CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except per share information)
EDWARDS LIFESCIENCES CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)
EDWARDS LIFESCIENCES CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) (in millions)
EDWARDS LIFESCIENCES CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
EDWARDS LIFESCIENCES CORPORATION VALUATION AND QUALIFYING ACCOUNTS (in millions)
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Financial Statements and Schedule, Exhibits and Reports on Form 8-K
SIGNATURES