Form 10-Q
period 2002-03-31
EDWARDS LIFESCIENCES CORP
filed 2002-05-13
CIK 1099800

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes     X                  No

        The number of shares of the registrant's Common Stock, par value $1.00 per share, outstanding as of April 30, 2002, the latest practicable date, was 59,570,095 shares.

EDWARDS LIFESCIENCES CORPORATION

FORM 10-Q
For the quarterly period ended March 31, 2002

Part I. Financial Information

Item 1. Financial Statements

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(unaudited) (in millions, except share data)

	March 31, 2002	December 31, 2001
ASSETS
Current assets
Cash and cash equivalents	$28.0	$47.7
Accounts and other receivables, net	109.3	101.5
Inventories	86.1	86.6
Deferred income taxes	18.0	18.2
Prepaid expenses and other current assets	45.6	38.9

Total current assets	287.0	292.9
Property, plant and equipment, net	177.4	178.3
Investments in unconsolidated affiliates	93.5	92.9
Goodwill	333.8	333.8
Other intangible assets, net	67.6	68.4
Other assets	6.1	7.1

	$965.4	$973.4

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$166.3	$183.5
Short-term debt	1.5	1.1

Total current liabilities	167.8	184.6

Long-term debt	290.8	309.8
Other liabilities	20.5	20.3
Commitments and contingent liabilities
Stockholders' equity
Common stock, $1.00 par value, 350,000,000 shares authorized, 59,542,938 and 59,327,872 shares outstanding	59.5	59.3
Additional contributed capital	290.6	287.2
Retained earnings	108.5	87.7
Accumulated other comprehensive income	30.2	25.2
Common stock in treasury, at cost	(2.5)	(0.7)

Total stockholders' equity	486.3	458.7

	$965.4	$973.4

The accompanying notes are an integral part of these consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited) (in millions, except per share information)

	Three Months Ended March 31,
	2002	2001
Net sales	$162.3	$191.9
Cost of goods sold	69.1	96.2

Gross profit	93.2	95.7
Selling, general and administrative expenses	50.7	53.8
Research and development expenses	15.4	13.1
Goodwill amortization	—	5.7
Other operating income	(3.8)	(3.9)

Operating income	30.9	27.0
Interest expense, net	2.8	5.5
Other expense, net	—	1.5

Income before provision for income taxes	28.1	20.0
Provision for income taxes	7.3	5.8

Income before cumulative effect of change in accounting principle	20.8	14.2
Cumulative effect of change in accounting principle, net of tax	—	1.5

Net income	$20.8	$12.7

Share information:
Earnings per basic share
Income before cumulative effect of change in accounting principle	$0.35	$0.24
Cumulative effect of change in accounting principle	—	$(0.03)
Net income	$0.35	$0.22
Earnings per diluted share
Income before cumulative effect of change in accounting principle	$0.34	$0.24
Cumulative effect of change in accounting principle	—	$(0.02)
Net income	$0.34	$0.21
Weighted average number of common shares outstanding
Basic	59.3	58.7
Diluted	61.8	60.3

The accompanying notes are an integral part of these consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited) (in millions)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities
Net income	$20.8	$12.7
Adjustments
Depreciation and amortization	9.7	16.3
Cumulative effect of change in accounting principle	—	1.5
Other	(0.6)	(5.9)
Changes in operating assets and liabilities
Accounts and other receivables	(12.4)	(6.7)
Inventories	(0.3)	0.1
Accounts payable and accrued liabilities	(15.1)	(21.6)
Other	(3.0)	(2.0)

Net cash used in operating activities	(0.9)	(5.6)

Cash flows from investing activities
Capital expenditures	(7.6)	(9.4)
Proceeds from asset dispositions	2.3	2.4
Investments in intangible assets	(1.7)	(0.6)
Investments in unconsolidated affiliates	(0.5)	(4.0)

Net cash used in investing activities	(7.5)	(11.6)

Cash flows from financing activities
Proceeds from issuance of short-term debt	0.4	5.5
Payments on short-term debt	—	(5.2)
Proceeds from issuance of long-term debt	20.0	59.0
Payments on long-term debt	(31.1)	(56.0)
Proceeds from stock plans	3.3	1.6
Purchases of treasury stock	(1.8)	—
Net proceeds from accounts receivable securitization	(1.0)	2.6
Debt issuance costs	(0.3)	(1.1)

Net cash (used in) provided by financing activities	(10.5)	6.4

Effect of currency exchange rate changes on cash	(0.8)	0.6

Net decrease in cash and cash equivalents	(19.7)	(10.2)
Cash and cash equivalents at beginning of period	47.7	28.1

Cash and cash equivalents at end of period	$28.0	$17.9

The accompanying notes are an integral part of these consolidated condensed financial statements.

Edwards Lifesciences Corporation

Notes to Consolidated Condensed Financial Statements

March 31, 2002

(unaudited)

1. DESCRIPTION OF BUSINESS

        Edwards Lifesciences Corporation ("Edwards Lifesciences" or the "Company") is a global provider of products and technologies that are designed to treat advanced cardiovascular disease. Edwards Lifesciences' sales are categorized in four main product areas: cardiac surgery, critical care, vascular and perfusion. Edwards Lifesciences' cardiac surgery portfolio is comprised of products relating to heart valve therapy and cannulae products used during open-heart surgery. Edwards Lifesciences is the world's leader in, and has been a pioneer in the development and commercialization of, tissue valves and repair products used to replace or repair a patient's diseased or defective heart valve. In the critical care area, Edwards Lifesciences is a world leader in hemodynamic monitoring systems that are used to measure a patient's heart function, and also provides central venous access products for fluid and drug delivery. Edwards Lifesciences' vascular portfolio includes a line of balloon catheter-based products, surgical clips and inserts, angioscopy equipment, and artificial implantable grafts, as well as an endovascular system used to treat life-threatening abdominal aortic aneurysms less invasively. In the perfusion category, Edwards Lifesciences designs, develops, manufactures and markets in regions outside of the United States and Western Europe a diverse line of disposable products used during cardiopulmonary bypass procedures, including oxygenators, blood containers, filters and related devices. Effective June 30, 2001, the Company sold its perfusion services business in the United States to an affiliate of Fresenius Medical Care AG. The Company continues to maintain its perfusion services business in Europe.

        Edwards Lifesciences Corporation was incorporated under the original name of CVG Controlled Inc. in Delaware on September 10, 1999, as a subsidiary of Baxter International Inc. ("Baxter"). On March 31, 2000, Baxter transferred its cardiovascular business to Edwards Lifesciences in connection with a tax-free spin-off by Baxter of its cardiovascular business. The spin-off was effected through a distribution of 58.1 million shares of Edwards Lifesciences' common stock to Baxter stockholders of record on March 29, 2000, resulting in Edwards Lifesciences operating as an independent entity commencing April 1, 2000 with publicly traded common stock.

        Subsequent to the spin-off from Baxter, the cardiovascular business in Japan is being operated pursuant to a joint venture under which a Japanese subsidiary of Baxter retains ownership of the Japanese business assets, but a subsidiary of Edwards Lifesciences holds a 90% profit interest. Edwards Lifesciences recognizes its shipments into the joint venture as sales at distributor price at the time the joint venture sells to the end customer, and utilizes the equity method of accounting to record its interest in the operations of the joint venture in Other Operating Income. Edwards Lifesciences has an option to purchase the Japanese business assets that may be exercised no earlier than August 1, 2002 and no later than March 31, 2005. In April 2002, the Company agreed in principle with Baxter to exercise its option by December 31, 2002, subject to certain regulatory approvals.

2. FINANCIAL INFORMATION

        These interim consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the consolidated financial statements and notes included in the Company's Form 10-K for the year ended December 31, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain reclassifications of previously reported amounts have been made to conform to classifications used in the current period.

        In the opinion of management, the interim consolidated condensed financial statements reflect all adjustments considered necessary for a fair presentation of the interim periods. All such adjustments are of a normal, recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

3. INVENTORIES

        Inventories consisted of the following (in millions):

	March 31, 2002	December 31, 2001
Raw materials	$22.3	$21.8
Work in process	24.9	23.6
Finished products	38.9	41.2

	$86.1	$86.6

4. COMPREHENSIVE INCOME

        Reconciliation of net income to comprehensive income is as follows (in millions):

	Three Months Ended March 31,
	2002	2001
Net income	$20.8	$12.7
Other comprehensive income:
Currency translation adjustments, net of tax	4.8	20.9
Unrealized net gain (loss) on investments in unconsolidated affiliates, net of tax	0.7	(4.3)
Unrealized net loss on cash flow hedges, net of tax	(0.5)	(2.8)

Comprehensive income	$25.8	$26.5

5. GOODWILL AND OTHER INTANGIBLE ASSETS

        On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," whereby goodwill is no longer amortized, but instead is subject to a periodic impairment review. As the Company's operations are comprised of one reporting unit, the Company reviews the recoverability of its goodwill by comparing the Company's fair value to the net book value of its assets. If the book value of the Company's assets exceeds the Company's fair value, the goodwill is written down to its implied fair value.

        Pursuant to SFAS No. 142, the results for periods prior to adoption are not to be restated. If SFAS No. 142 had been effective January 1, 2001, income before cumulative effect of change in accounting principal, net income and earnings per basic and diluted share would have been as follows for the three months ended March 31, 2001 (in millions, except per share information):

Reported net income	$12.7
Goodwill amortization, net of tax	5.3

Adjusted net income	$18.0

Earnings per basic share:
Reported net income	0.22
Adjusted net income	0.31
Earnings per diluted share:
Reported net income	0.21
Adjusted net income	0.30

        Other intangible assets subject to amortization consisted of the following (in millions):

March 31, 2002	Patents	Unpatented Technology	Other	Total
Cost	$130.4	$39.8	$4.9	$175.1
Accumulated amortization	(86.6)	(17.0)	(3.9)	(107.5)

Net carrying value	$43.8	$22.8	$1.0	$67.6

December 31, 2001	Patents	Unpatented Technology	Other	Total
Cost	$128.8	$39.8	$4.9	$173.5
Accumulated amortization	(84.9)	(16.4)	(3.8)	(105.1)

Net carrying value	$43.9	$23.4	$1.1	$68.4

        Amortization expense related to other intangible assets for the three months ended March 31, 2002 was $2.4 million. Estimated amortization expense for each of the years ended December 31 is as follows (in millions):

2002	$9.6
2003	9.4
2004	9.4
2005	9.4
2006	9.2

6. DERIVATIVE FINANCIAL INSTRUMENTS

        The Company utilizes a variety of derivative financial instruments to manage its currency exchange rate and interest rate risks as summarized below (in millions). The Company does not enter into these arrangements for trading or speculation purposes.

	March 31, 2002		December 31, 2001
	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate swap agreements	$165.1	$(9.0)	$168.4	$(10.3)
Option-based products	80.6	0.8	93.5	0.7
Forward currency agreements	119.6	6.9	62.3	8.5

        At March 31, 2002, the fair value of option-based products and forward currency agreements is recorded in Other Current Assets, and the fair value of interest rate swap agreements is recorded in Accrued Liabilities. In the three months ended March 31, 2002 and 2001, the Company reclassified from Accumulated Other Comprehensive Income a net gain of $2.9 million and $2.5 million, respectively, to Cost of Goods Sold, and a net loss of $1.9 million and $0.5 million, respectively, to Interest Expense, Net. The Company expects that during the next 12 months it will reclassify to earnings a $3.5 million gain currently recorded in Accumulated Other Comprehensive Income. For the three months ended March 31, 2002 and 2001, the Company expensed $0.2 million and $1.5 million, respectively, related to the time value of option-based products.

7. COMMITMENTS AND CONTINGENCIES

        On June 29, 2000, Edwards Lifesciences filed a lawsuit for patent infringement against Medtronic, Inc., which, as amended, alleged infringement of three Edwards Lifesciences United States patents. On September 18, 2001, Edwards Lifesciences filed a separate complaint against Medtronic alleging infringement of a fourth Edwards Lifesciences United States patent. These lawsuits were filed in the United States District Court for the District of Delaware. Effective April 24, 2002, Edwards Lifesciences entered into an agreement with Medtronic resolving these patent infringement claims and dismissing the two lawsuits. Under the terms of the settlement, Edwards Lifesciences received a one-time cash payment of $20.0 million and has granted Medtronic a royalty-bearing license on two of the Edwards Lifesciences' patents. In addition, Edwards Lifesciences and Medtronic will submit to binding arbitration, scheduled for June 2002, on one of the patents.

        On June 29, 2000, Edwards Lifesciences also filed a lawsuit against St. Jude Medical, Inc. alleging infringement of three Edwards Lifesciences United States patents. This lawsuit was filed in the United States District Court for the Central District of California, seeking monetary damages and injunctive relief. St. Jude has answered and asserted various affirmative defenses and counterclaims with respect to the lawsuit. On March 11, 2002, Edwards Lifesciences filed a motion to amend the complaint to add a fourth Edwards Lifesciences United States patent. On April 9, 2002, Edwards' motion to amend the complaint was granted and St. Jude was ordered to dismiss a lawsuit it had filed against the Company in Minnesota related to the same patent.

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

8. SEGMENT INFORMATION

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

        Geographic area data includes net sales, based on product shipment destination, and long-lived asset data, based upon physical location.

	Three Months Ended March 31,
	2002	2001
	(in millions)
Net Sales by Geographic Area
United States	$94.8	$123.3
Europe	36.5	37.5
Japan	16.2	15.2
Other countries	14.8	15.9

	$162.3	$191.9

Net Sales by Major Product and Service Lines
Cardiac Surgery	$87.7	$84.9
Critical Care	52.6	52.2
Vascular	11.8	13.1
Perfusion	9.5	41.3
Other	0.7	0.4

	$162.3	$191.9

	March 31, 2002	December 31, 2001
	(in millions)
Long-Lived Assets by Geographic Area
United States	$653.9	$655.8
Other countries	24.5	24.7

	$678.4	$680.5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning the Company's future operations, financial condition and prospects, and business strategies. The words "may," "believe," "will," "expect," "project," "estimate," "anticipate," "plan," "continue," and other similar expressions generally identify forward-looking statements. Investors are cautioned not to unduly rely on such forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause the Company's future business, financial condition, results of operations, or performance to differ materially from the Company's historical results or those expressed in any forward-looking statements contained in this report. Investors should carefully review the information contained in the Company's Form 10-K for the year ended December 31, 2001, including under the caption "Certain Business Risks" beginning on page 10 of the Form 10-K, and elsewhere in, or incorporated by reference into, the Form 10-K or this report.

        The following discussion and analysis presents the factors that had a material effect on the results of operations of Edwards Lifesciences for the three months ended March 31, 2002 and 2001. Also discussed is Edwards Lifesciences' financial position as of March 31, 2002. You should read this discussion in conjunction with the historical consolidated condensed financial statements and related notes thereto included elsewhere in this Form 10-Q.

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

        The products and technologies provided by Edwards Lifesciences to treat cardiovascular disease are categorized into four main areas:

  •
  Cardiac Surgery;
  •
  Critical Care;
  •
  Vascular; and
  •
  Perfusion.

        Edwards Lifesciences' cardiac surgery portfolio is comprised of products relating to heart-valve therapy and cannulae products used during open-heart surgery. Edwards Lifesciences is the world's leader in, and has been a pioneer in the development and commercialization of, tissue valves and repair products used to replace or repair a patient's diseased or defective heart valve. In the critical care area, Edwards Lifesciences is a world leader in hemodynamic monitoring systems used to measure a patient's heart function, and also provides central venous access products for fluid and drug delivery. Edwards Lifesciences' vascular portfolio includes a line of balloon catheter-based products, surgical clips and inserts, angioscopy equipment, artificial implantable grafts, and an endovascular system used to treat life-threatening abdominal aortic aneurysms less invasively. In the perfusion category, Edwards Lifesciences develops, manufactures and markets, in regions outside the United States and Western Europe, a diverse line of disposable products used during cardiopulmonary bypass procedures, including oxygenators, blood containers, filters and related devices. Effective June 30, 2001, the Company sold its perfusion services business in the United States to an affiliate of Fresenius Medical Care AG. The Company continues to maintain its perfusion services business in Europe.

  Joint Venture in Japan

        Subsequent to the spin-off from Baxter in April 2000, the cardiovascular business in Japan is being operated pursuant to a joint venture under which a Japanese subsidiary of Baxter retains ownership of the Japanese business assets, but a subsidiary of Edwards Lifesciences holds a 90% profit interest. Edwards Lifesciences recognizes its shipments into the joint venture as sales at distributor price at the time the joint venture sells to the end customer, and utilizes the equity method of accounting to record its interest in the operations of the joint venture in Other Operating Income. Edwards Lifesciences has an option to purchase the Japanese business assets that may be exercised no earlier than August 1, 2002 and no later than March 31, 2005. In April 2002, the Company agreed in principle with Baxter to exercise its option by December 31, 2002. The transaction, which is subject to certain regulatory approvals, is not expected to materially impact the Company's future results of operations as the terms of the existing joint venture agreement currently enable the Company to receive 90% of the net profit generated by the Japan business as described above.

Results of Operations

  Net Sales Trends

        The following is a summary of United States and international net sales (dollars in millions):

	Three Months Ended March 31,
			Percent Change
	2002	2001
United States	$94.8	$123.3	(23.1%)
International	67.5	68.6	(1.6%)

Total net sales	$162.3	$191.9	(15.4%)

        The net sales decrease in the United States for the three months ended March 31, 2002 was due primarily to the sale of the Company's perfusion services business in the United States effective June 30, 2001, partially offset by an increase in sales of cardiac surgery products. Excluding the impact of the sale of the perfusion services business, net sales in the United States would have increased 1.5% over the same period a year ago.

        The decrease in international net sales was due primarily to the impact of changes in foreign currency exchange rates (primarily the movement of the United States dollar against the Euro and the Japanese Yen). Excluding the impact of foreign currency exchange rate fluctuations, international net sales would have increased 5.2% over the same period a year ago. This adjusted increase in international net sales was due primarily to increased sales of cardiac surgery and critical care products.

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

  Net Sales by Product Line

        The following table is a summary of net sales by product line (dollars in millions):

	Three Months Ended March 31,
			Percent Change
	2002	2001
Cardiac surgery	$87.7	$84.9	3.3%
Critical care	52.6	52.2	0.8%
Vascular	11.8	13.1	(9.9%)
Perfusion	9.5	41.3	(77.0%)
Other	0.7	0.4	75.0%

Total net sales	$162.3	$191.9	(15.4%)

        Excluding the impact of foreign currency exchange rate fluctuations and assuming the sale of the perfusion services business to Fresenius Medical Care AG had occurred as of January 1, 2001, net sales by product line would have changed as follows ("Adjusted Net Sales") (dollars in millions):

	Three Months Ended March 31,
			Percent Change
	2002	2001
Cardiac surgery	$88.5	$83.8	5.6%
Critical care	54.1	52.0	4.0%
Vascular	11.9	13.0	(8.5%)
Perfusion	10.1	11.3	(10.6%)
Other	0.7	0.4	75.0%

Total net sales	$165.3	$160.5	3.0%

  Cardiac Surgery

        The Adjusted Net Sales growth for cardiac surgery products resulted primarily from solid sales growth of pericardial tissue valves. This increase was partially offset by continued declines in sales of porcine tissue valves, the launch of a competitor's porcine valve in the United States and unusually strong sales in the three months ended March 31, 2001 (driven primarily by a high number of heart valve procedures and the impact from the Company's launch of its Carpentier-Edwards pericardial valve in the United States). Management expects that its cardiac surgery products will continue to serve as a key driver of Edwards Lifesciences' sales growth.

  Critical Care

        The Adjusted Net Sales growth for critical care products was due primarily to strong sales of pressure monitoring and access products, partially offset by the decline in base hemodynamic catheters. Critical care products have been, and are expected to continue to be, significant contributors to Edwards Lifesciences' total sales.

  Vascular

        The decline in Adjusted Net Sales for vascular products resulted primarily from the continued shift from traditional surgical procedures to less-invasive therapies. Management continues to see opportunities in less invasive peripheral vascular disease treatments and intends to build on the Company's strong base franchise by developing and marketing products such as its Lifepath AAA endovascular graft system, which is currently being marketed in Europe and undergoing clinical studies in the United States, and a broad peripheral stent offering, which is scheduled for launch in 2003.

  Perfusion

        The Adjusted Net Sales decrease for perfusion was due primarily to a reduction in product sales to Jostra AG, the purchaser in 2000 of the Company's line of perfusion products in Western Europe and the United States. The Company anticipated that its sales to Jostra would decline as Jostra expanded their capabilities to self-manufacture all required products.

  Other

        Other sales include a diverse grouping of product lines comprised primarily of select distributed products that are sold in international regions, and miscellaneous pharmaceutical products. This category of sales fluctuates based on the timing of new or terminated distribution agreements, foreign currency exchange rates, and other factors and events.

  Gross Profit

	Three Months Ended March 31,
	2002	2001
Gross profit percentage	57.4%	49.9%

        Assuming the sale of the perfusion services business had occurred on January 1, 2001, the gross profit percentage ("Adjusted Percentage") would have been 55.9% for the three months ended March 31, 2001. The increase from the Adjusted Percentage was due primarily to increased sales of higher-margin cardiac surgery products.

  Selling General and Administrative (SG&A) Expenses

	Three Months Ended March 31,
	2002	2001
SG&A expenses as a percentage of net sales	31.2%	28.0%

        Assuming the sale of the perfusion services business had occurred on January 1, 2001, SG&A expenses as a percentage of net sales ("Adjusted Percentage") would have been 31.7% for the three months ended March 31, 2001. The decrease from the Adjusted Percentage was due primarily to one-time costs associated with the strategic realignment of the Company incurred during the three months ended March 31, 2001.

  Research and Development Expenses

	Three Months Ended March 31,
	2002	2001
Research and development expenses as a percentage of net sales	9.5%	6.8%

        Assuming the sale of the perfusion services business had occurred on January 1, 2001, research and development expenses as a percentage of net sales ("Adjusted Percentage") would have been 8.1% for the three months ended March 31, 2001. The increase from the Adjusted Percentage reflects Edwards Lifesciences' commitment to ongoing research and development to deliver clinically advanced new products, to enhance the effectiveness, ease of use, safety and reliability of its current leading products and to expand the applications of its products as appropriate.

  Goodwill Amortization

        No goodwill amortization was recorded for the three months ended March 31, 2002. The elimination of goodwill amortization resulted from the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. See "New Accounting and Disclosure Standards Adopted" and Note 5 to the consolidated condensed financial statements for more information.

  Other Operating Income

        Other operating income was $3.8 million and $3.9 million during the three months ended March 31, 2002 and 2001, respectively. Other operating income represents the Company's 90% profit interest in the cardiovascular business in Japan. These results reflect strong sales of cardiac surgery products, partially offset by the impact of foreign currency exchange rates. For more information, see "Joint Venture in Japan."

  Interest Expense, net

        Interest expense, net was $2.8 million and $5.5 million during the three months ended March 31, 2002 and 2001, respectively. The decrease in interest expense, net resulted primarily from the Company's reduction of debt, combined with lower interest rates on it's floating rate debt.

  Other Expense, net

        Although other expense, net for the three months ended March 31, 2002 netted to zero, it included (a) $1.8 million of income from the sale of property development rights, (b) a $1.1 million write-off of an investment in an unconsolidated affiliate and (c) $0.5 million of foreign exchange losses on global trade and intercompany receivable balances. Other expense, net for the three months ended March 31, 2001 was $1.5 million and consisted primarily of foreign exchange losses on global trade and intercompany receivable balances.

  Provision for Income Taxes

        The effective income tax rate was 26% and 29% for the three months ended March 31, 2002 and 2001, respectively. The decrease in the effective income tax rate was due primarily to (a) the benefits of the reduction in non-deductible goodwill amortization associated with the sale of the perfusion services business in the United States effective June 30, 2001 and (b) the ultimate elimination of all non-deductible goodwill amortization upon the adoption of SFAS No. 142 effective January 1, 2002. For more information see "New Accounting and Disclosure Standards Adopted."

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

        The Company has two unsecured revolving credit agreements providing for up to an aggregate of $530.0 million in borrowings in multiple currencies. One credit agreement provides for borrowings up to an aggregate of $430.0 million and expires on March 30, 2005. The other credit agreement provides for borrowings up to an aggregate of $100.0 million through March 27, 2003, and replaces a credit agreement that expired March 28, 2002. As of March 31, 2002, borrowings of $290.8 million were outstanding under the $430 million credit agreement and no borrowings were outstanding under the $100 million credit agreement. All amounts outstanding under the $430 million credit agreement have been classified as long-term obligations, as these borrowings will continue to be refinanced pursuant to this credit agreement.

        There have been no material changes in the Company's significant contractual obligations and commercial commitments as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2001.

        Cash flows used in operating activities for the three months ended March 31, 2002 decreased $4.7 million from the same period a year ago due primarily to increased earnings and lower net cash outflows related to accounts payable and accrued liabilities, partially offset by higher net cash outflows related to accounts and other receivables.

        Cash used in investing activities for the three months ended March 31, 2002 consisted primarily of $7.6 million of capital expenditures and $1.7 million in patent related investments, partially offset by a $2.3 million receipt of an installment payment on a note receivable from Jostra AG.

        Cash used for financing activities for the three months ended March 31, 2002 consisted primarily of payments on long-term debt. In addition, the Company repurchased approximately 66,000 shares of its common stock, for an aggregate of $1.8 million, during the three months ended March 31, 2002 through the stock repurchase program initiated in 2001, bringing the total shares repurchased program-to-date to approximately 93,000.

Critical Accounting Policies

        The Company's results of operations and financial position are determined based upon the application of the Company's accounting policies, as discussed in the notes to the consolidated financial statements in the Company's Form 10-K for the year ended December 31, 2001. Certain of the Company's accounting policies represent a selection among acceptable alternatives under Generally Accepted Accounting Principles in the United States ("GAAP"). Management has not determined how reported amounts would differ based on the application of different accounting policies. Management has also not determined the likelihood that materially different amounts could be reported under different conditions or using different assumptions.

        The recognition of revenue relating to sales of products and services rendered requires application of accounting policies for which GAAP provides various models, and for which management must use judgment to determine the most appropriate model to apply, given the particular facts and circumstances. In evaluating these transactions, management assesses all relevant GAAP and chooses the model that most accurately reflects the nature of the transactions.

        The application of accounting policies requires the use of judgment and estimates. As it relates to the Company, estimates and forecasts are required to determine sales returns and reserves, rebate reserves, allowances for doubtful accounts, reserves for excess and obsolete inventory, investments in unconsolidated affiliates, workers' compensation liabilities, employee benefit related liabilities, deferred tax asset valuation allowances, any impairments of assets, anticipated transactions to be hedged, reserves and contingencies.

        These matters that are subject to judgments and estimation are inherently uncertain, and different amounts could be reported using different assumptions and estimates. Management uses its best estimates and judgments in determining the appropriate amount to reflect in the financial statements, using historical experience and all available information. The Company also uses outside experts where appropriate. The Company applies estimation methodologies consistently from year to year.

New Accounting and Disclosure Standards Adopted

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142, which changes the accounting for goodwill from an amortization method to an impairment-only approach, is effective for fiscal years beginning after December 15, 2001. No transition adjustment was recorded upon adoption of this standard on January 1, 2002. However, adoption of this standard resulted in the elimination of goodwill amortization commencing January 1, 2002. See Note 5 to the consolidated condensed financial statements for more information.

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

        Edwards Lifesciences utilizes interest rate swap agreements in managing its exposure to interest rate fluctuations. Interest rate swap agreements are executed as an integral part of specific debt transactions. The differential paid or received on interest rate swap agreements is recorded as an adjustment to interest expense over the term of the agreements. Edwards Lifesciences' interest rate swap agreements involve agreements to receive a floating rate and pay a fixed rate, at specified intervals, calculated on an agreed-upon notional amount. As of March 31, 2002, Edwards Lifesciences had in place three interest rate swaps with a total notional amount of $165.1 million to swap floating rate United States dollar and Yen denominated debt obtained under the Company's revolving credit facilities for fixed rates. See Note 6 to the consolidated condensed financial statements for more information.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

        On June 29, 2000, Edwards Lifesciences filed a lawsuit for patent infringement against Medtronic, Inc., which, as amended, alleged infringement of three Edwards Lifesciences United States patents. On September 18, 2001, Edwards Lifesciences filed a separate complaint against Medtronic alleging infringement of a fourth Edwards Lifesciences United States patent. These lawsuits were filed in the United States District Court for the District of Delaware. Effective April 24, 2002, Edwards Lifesciences entered into an agreement with Medtronic resolving these patent infringement claims and dismissing the two lawsuits. Under the terms of the settlement, Edwards Lifesciences received a one-time cash payment of $20.0 million and has granted Medtronic a royalty-bearing license on two of the Edwards Lifesciences' patents. In addition, Edwards Lifesciences and Medtronic will submit to binding arbitration, scheduled for June 2002, on one of the patents.

        On June 29, 2000, Edwards Lifesciences also filed a lawsuit against St. Jude Medical, Inc. alleging infringement of three Edwards Lifesciences United States patents. This lawsuit was filed in the United States District Court for the Central District of California, seeking monetary damages and injunctive relief. St. Jude has answered and asserted various affirmative defenses and counterclaims with respect to the lawsuit. On March 11, 2002, Edwards Lifesciences filed a motion to amend the complaint to add a fourth Edwards Lifesciences United States patent. On April 9, 2002, Edwards' motion to amend the complaint was granted and St. Jude was ordered to dismiss a lawsuit it had filed against the Company in Minnesota related to the same patent.

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

  None

Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDWARDS LIFESCIENCES CORPORATION (Registrant)
Date: May 13, 2002	By: /s/ Bruce J. Bentcover Bruce J. Bentcover Corporate Vice President, Chief Financial Officer and Treasurer (Chief Accounting Officer)

EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Edwards Lifesciences Corporation (l)
3.2	Amended and Restated Bylaws of Edwards Lifesciences Corporation (a)
3.3	Form of Certificate of Designation for Edwards Lifesciences Corporation Series A Junior Participating Preferred Stock (included as Exhibit A to Exhibit 10.9) (a)
4.1	Specimen form of certificate representing Edwards Lifesciences Corporation common stock (a)
10.1	Form of Agreement and Plan of Reorganization, to be entered into between Edwards Lifesciences Corporation and Baxter International Inc. (a)
10.2	Form of Tax Sharing Agreement, to be entered into between Edwards Lifesciences Corporation and Baxter International Inc. (a)
*10.3	Edwards Lifesciences Corporation Long-Term Stock Incentive Compensation Program (a)
*10.4	Form of Edwards Lifesciences Corporation Change in Control Severance Agreement (i)
*10.5	Employment Agreement for Michael A. Mussallem (i)
*10.6	Promissory Note Secured by Deed of Trust for Michael A. Mussallem dated December 11, 2001 (l)
10.9	Form of Rights Agreement between Edwards Lifesciences Corporation and EquiServe Trust Company, N.A, as Rights Agent, dated as of March 31, 2000 (a)
10.10	Services and Distribution Agreement between Edwards Lifesciences LLC, as successor in interest to Baxter Healthcare Corporation, and Allegiance Healthcare Corporation, dated as of October 1, 1996.(a) CONFIDENTIAL INFORMATION APPEARING IN THIS DOCUMENT HAS BEEN OMITTED AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION IN ACCORDANCE WITH SECTION 24(b) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED AND RULE 24b-2 PROMULGATED THEREUNDER. OMITTED INFORMATION HAS BEEN REPLACED WITH ASTERISKS
*10.11	Form of Employment Agreement (a)
10.12	Form of Consulting Agreement (a)
10.13	Form of Outgoing Confidentiality Agreement (a)
*10.14	Edwards Lifesciences Corporation Nonemployee Directors and Consultants Stock Incentive Program (a)
10.16	Form of Tokumei Kumiai Agreement by and between Baxter Limited and Edwards Lifesciences Finance Limited, dated as of April 1, 2000 (a)
10.17	Form of Option Agreement by and between Baxter Limited and Edwards Lifesciences Limited, dated as of April 1, 2000 (a)
10.18	Form of Japan Distribution Agreement by and between Baxter Limited and Edwards Lifesciences LLC, dated as of April 1, 2000 (a)

10.19	Five Year Credit Agreement dated as of March 30, 2000, among Edwards Lifesciences Corporation, a Delaware corporation; the Swiss Borrowers; the Japanese Borrowers; the Lenders from time to time party hereto; The Chase Manhattan Bank, as Administrative Agent; Chase Manhattan International Limited, as London Agent; The Fuji Bank, Limited, as the Tokyo Agent; Bank One, N.A., as Syndication Agent; and Credit Suisse First Boston, as Documentation Agent (b)
10.20	364-Day Credit Agreement dated as of March 30, 2000, among Edwards Lifesciences Corporation, a Delaware corporation; the Lenders from time to time party hereto; The Chase Manhattan Bank, as Administrative Agent; Bank One, N.A., as Syndication Agent; and Credit Suisse First Boston, as Documentation Agent (b)
*10.21	Edwards Lifesciences Corporation Severance Pay Plan (b)
10.22	Contribution Agreement by and among Edwards Lifesciences LLC, Edwards Novacor LLC, WorldHeart Corporation and Valentine Acquisition Corp. dated as of May 24, 2000 (c)
10.23	Amendment No. 1, dated as of June 30, 2000, to the Five Year Credit Agreement dated as of March 30, 2000, among Edwards Lifesciences Corporation, a Delaware corporation; the Swiss Borrowers; the Japanese Borrowers; the Lenders from time to time party thereto; The Chase Manhattan Bank, as Administrative Agent; Chase Manhattan International Limited, as London Agent; The Fuji Bank, Limited, as the Tokyo Agent; Bank One, N.A., as Syndication Agent; and Credit Suisse First Boston, as Documentation Agent, and to the 364 Day Credit Agreement dated as of March 30, 2000, among Edwards Lifesciences Corporation, the Lenders from time to time party thereto, The Chase Manhattan Bank, as Administrative Agent, Bank One, N.A., as Syndication Agent and Credit Suisse First Boston, as Documentation Agent (c)
*10.24	Edwards Lifesciences Corporation Long-Term Stock Incentive Compensation Program (as amended and restated July 12, 2000) (d)
*10.25	Edwards Lifesciences Corporation Nonemployee Directors and Consultants Stock Incentive Program (as amended and restated March 2001) (h)
*10.26	Edwards Lifesciences Corporation Executive Option Plan (e)
*10.27	Edwards Lifesciences Corporation of Puerto Rico Savings and Investment Plan (f)
*10.28	Edwards Lifesciences Corporation 401(k) Savings and Investment Plan (g)
*10.29	Edwards Lifesciences Corporation 2002 Incentive Plan. CONFIDENTIAL INFORMATION APPEARING IN THIS DOCUMENT HAS BEEN OMITTED AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION IN ACCORDANCE WITH SECTION 24(b) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED AND RULE 24b-2 PROMULGATED THEREUNDER. OMITTED INFORMATION HAS BEEN REPLACED WITH ASTERISKS
10.30	Amendment No. 2, dated as of March 29, 2001, to the Five Year Credit Agreement dated as of March 30, 2000 among Edwards Lifesciences Corporation, a Delaware corporation; the Swiss Borrowers; the Japanese Borrowers; the Lenders from time to time party thereto; The Chase Manhattan Bank, as Administrative Agent; Chase Manhattan International Limited, as London Agent; The Fuji Bank, Limited, as the Tokyo Agent; Bank One, N.A., as Syndication Agent; and Credit Suisse First Boston, as Documentation Agent (j)

10.31	Amended and Restated 364-Day Credit Agreement dated as of March 29, 2001 among Edwards Lifesciences Corporation, as Borrower, the lenders Party hereto; The Chase Manhattan Bank, as Administrative Agent; Credit Suisse First Boston, as Syndication Agent; and the Bank of Nova Scotia, as Documentation Agent; JP Morgan, a division of Chase Securities Inc., as Advisor, Lead Arranger and Bookrunner (j)
10.32	Agreement between Edwards Lifesciences Corporation and Richard L. Miller, dated May 3, 2001 (k)
10.33	Amendment and Restatement Agreement (to the 364-Day Credit Agreement dated as of March 30, 2000 and the Amended and Restated 364-Day Credit Agreement dated as of March 29, 2001) dated as of March 28, 2002 among Edwards Lifesciences Corporation, as Borrower, the lenders Party hereto; JPMorgan Chase Bank, as Administrative Agent; Credit Suisse First Boston, Cayman Islands Branch and Wachovia Bank, N.A. as Co-Syndication Agents; and the Bank of Nova Scotia and Bank of America, N.A. as Co-Documentation Agents; JPMorgan Securities Inc., as Lead Arranger and Bookrunner
21.1	Subsidiaries of Edwards Lifesciences Corporation (l)

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

(l)
Incorporated by reference to the cited exhibit in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2001, under the Securities Exchange Act of 1934.

*
Represents management contract or compensatory plan

QuickLinks

TABLE OF CONTENTS
Part I. Financial Information
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 6. Exhibits and Reports on Form 8-K.
Signature
EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION