Form 10-Q
period 2002-06-30
EDWARDS LIFESCIENCES CORP
filed 2002-08-14
CIK 1099800

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 1-15525

EDWARDS LIFESCIENCES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-4316614
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Edwards Way, Irvine, California	92614
(Address of principal executive offices)	(Zip Code)

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

Yes     X                  No

        The number of shares of the registrant's common stock, par value $1.00 per share, outstanding as of July 31, 2002, the latest practicable date, was 59,837,430 shares.

EDWARDS LIFESCIENCES CORPORATION

FORM 10-Q
For the quarterly period ended June 30, 2002

Part I. Financial Information

Item 1. Financial Statements

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(unaudited) (in millions, except share data)

	June 30, 2002	December 31, 2001
ASSETS
Current assets
Cash and cash equivalents	$35.5	$47.7
Accounts and other receivables, net	114.4	101.5
Inventories	89.4	86.6
Deferred income taxes	25.4	18.2
Prepaid expenses and other current assets	47.0	38.9

Total current assets	311.7	292.9
Property, plant and equipment, net	178.0	178.3
Investments in unconsolidated affiliates	90.4	92.9
Goodwill	333.8	333.8
Other intangible assets, net	63.2	68.4
Other assets	6.2	7.1

	$983.3	$973.4

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$185.5	$181.5
Short-term debt	0.6	1.1

Total current liabilities	186.1	182.6

Long-term debt	296.9	309.8
Other liabilities	20.7	22.3
Commitments and contingent liabilities
Stockholders' equity
Common stock, $1.00 par value, 350,000,000 shares authorized, 59,797,214 and 59,327,872 shares outstanding	59.8	59.3
Additional contributed capital	294.9	287.2
Retained earnings	139.1	87.7
Accumulated other comprehensive income	6.8	25.2
Common stock in treasury, at cost	(21.0)	(0.7)

Total stockholders' equity	479.6	458.7

	$983.3	$973.4

The accompanying notes are an integral part of these consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited) (in millions, except per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net sales	$172.8	$192.4	$335.1	$384.3
Cost of goods sold	74.4	95.2	143.5	191.4

Gross profit	98.4	97.2	191.6	192.9
Selling, general and administrative expenses	54.3	52.7	105.0	106.5
Research and development expenses	16.6	13.5	32.0	26.6
Goodwill amortization	—	5.7	—	11.4
Disposition of assets and other non-recurring charges	—	83.0	—	83.0
Other operating income	(3.6)	(4.4)	(7.4)	(8.3)

Operating income (loss)	31.1	(53.3)	62.0	(26.3)
Interest expense, net	3.0	10.9	5.8	16.4
Other (income) expense, net	(15.7)	7.5	(15.7)	9.0

Income (loss) before provision for income taxes	43.8	(71.7)	71.9	(51.7)
Provision (benefit) for income taxes	13.2	(16.0)	20.5	(10.2)

Income (loss) before cumulative effect of change in accounting principle	30.6	(55.7)	51.4	(41.5)
Cumulative effect of change in accounting principle, net of tax	—	—	—	(1.5)

Net income (loss)	$30.6	$(55.7)	$51.4	$(43.0)

Share information:
Earnings per basic share
Income (loss) before cumulative effect of change in accounting principle	$0.52	$(0.95)	$0.87	$(0.71)
Cumulative effect of change in accounting principle	$—	$—	$—	$(0.03)
Net income (loss)	$0.52	$(0.95)	$0.87	$(0.73)
Earnings per diluted share
Income (loss) before cumulative effect of change in accounting principle	$0.50	$(0.95)	$0.83	$(0.71)
Cumulative effect of change in accounting principle	$—	$—	$—	$(0.03)
Net income (loss)	$0.50	$(0.95)	$0.83	$(0.73)
Weighted average number of common shares outstanding
Basic	59.3	58.8	59.3	58.8
Diluted	61.5	58.8	61.7	58.8

The accompanying notes are an integral part of these consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited) (in millions)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities
Net income (loss)	$51.4	$(43.0)
Adjustments
Disposition and write-down of assets and other non-recurring charges	—	89.4
Depreciation and amortization	19.3	33.3
Cumulative effect of change in accounting principle	—	1.5
Deferred income taxes	(1.1)	(9.5)
Other	3.6	(6.0)
Changes in operating assets and liabilities
Accounts and other receivables	(15.7)	(0.1)
Inventories	(1.6)	0.4
Accounts payable and accrued liabilities	(4.6)	(36.8)
Other	(8.6)	(1.5)

Net cash provided by operating activities	42.7	27.7

Cash flows from investing activities
Proceeds from sale of business	—	45.0
Capital expenditures	(16.4)	(18.8)
Proceeds from asset dispositions	2.9	4.9
Investments in intangible assets	(2.9)	(1.7)
Investments in unconsolidated affiliates	(1.8)	(6.7)

Net cash (used in) provided by investing activities	(18.2)	22.7

Cash flows from financing activities
Proceeds from issuance of short-term debt	0.4	25.0
Payments on short-term debt	(0.8)	(36.9)
Proceeds from issuance of long-term debt	46.9	127.3
Payments on long-term debt	(71.9)	(135.4)
Proceeds from stock plans	7.4	3.6
Purchases of treasury stock	(20.3)	—
Net proceeds from accounts receivable securitization	—	0.7
Debt issuance costs	(0.3)	(1.1)

Net cash used in financing activities	(38.6)	(16.8)

Effect of currency exchange rate changes on cash	1.9	(0.1)

Net (decrease) increase in cash and cash equivalents	(12.2)	33.5
Cash and cash equivalents at beginning of period	47.7	28.1

Cash and cash equivalents at end of period	$35.5	$61.6

The accompanying notes are an integral part of these consolidated condensed financial statements.

Edwards Lifesciences

Notes to Consolidated Condensed Financial Statements

June 30, 2002

(unaudited)

1. DESCRIPTION OF BUSINESS

        Edwards Lifesciences Corporation ("Edwards Lifesciences" or the "Company") is a global provider of products and technologies that are designed to treat advanced cardiovascular disease. Edwards Lifesciences' sales are categorized in four main product areas: cardiac surgery, critical care, vascular and perfusion. Edwards Lifesciences' cardiac surgery portfolio is comprised of products relating to heart valve therapy and other products used during open-heart surgery. In the critical care area, Edwards Lifesciences is a world leader in hemodynamic monitoring systems that are used to measure a patient's heart function, and also provides central venous access products for fluid and drug delivery. Edwards Lifesciences' vascular portfolio includes a line of balloon catheter-based products, surgical clips and inserts, angioscopy equipment, and artificial implantable grafts, as well as an endovascular system used to treat life-threatening abdominal aortic aneurysms less invasively. In the perfusion category, Edwards Lifesciences designs, develops, manufactures and markets in regions outside of the United States and Western Europe a diverse line of disposable products used during cardiopulmonary bypass procedures, including oxygenators, blood containers, filters and related devices. Effective June 30, 2001, the Company sold its perfusion services business in the United States to an affiliate of Fresenius Medical Care AG. The Company continues to maintain its perfusion services business in Europe.

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

3. INVENTORIES

        Inventories consisted of the following (in millions):

	June 30, 2002	December 31, 2001
Raw materials	$23.4	$21.8
Work in process	21.9	23.6
Finished products	44.1	41.2

	$89.4	$86.6

4. COMPREHENSIVE INCOME

        Reconciliation of net income to comprehensive income is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net income (loss)	$30.6	$(55.7)	$51.4	$(43.0)
Other comprehensive income:
Currency translation adjustments, net of tax	(11.2)	(1.3)	(6.4)	19.6
Unrealized net (loss) gain on investments in unconsolidated affiliates, net of tax	(2.4)	2.6	(1.7)	(1.7)
Unrealized net (loss) gain on derivative financial instruments, net of tax	(9.8)	3.7	(10.3)	0.9

Comprehensive income (loss)	$7.2	$(50.7)	$33.0	$(24.2)

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

        Pursuant to SFAS No. 142, the results for periods prior to adoption are not to be restated. If SFAS No. 142 had been effective January 1, 2001, net loss and earnings per basic and diluted share would have been as follows (in millions, except per share information):

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001
Reported net loss	$(55.7)	$(43.0)
Goodwill amortization, net of tax	5.6	10.9

Adjusted net loss	$(50.1)	$(32.1)

Earnings per basic and diluted share:
Reported net loss	$(0.95)	$(0.73)
Adjusted net loss	$(0.85)	$(0.55)

        Other intangible assets subject to amortization consisted of the following (in millions):

June 30, 2002	Patents	Unpatented Technology	Other	Total
Cost	$127.3	$39.8	$5.5	$172.6
Accumulated amortization	(87.8)	(17.6)	(4.0)	(109.4)

Net carrying value	$39.5	$22.2	$1.5	$63.2

December 31, 2001	Patents	Unpatented Technology	Other	Total
Cost	$128.8	$39.8	$4.9	$173.5
Accumulated amortization	(84.9)	(16.4)	(3.8)	(105.1)

Net carrying value	$43.9	$23.4	$1.1	$68.4

        Amortization expense related to other intangible assets for the six months ended June 30, 2002 was $4.4 million. Estimated amortization expense for each of the years ending December 31 is as follows (in millions):

2002	$8.2
2003	7.6
2004	7.6
2005	7.6
2006	7.4

6. EARNINGS PER SHARE

        A reconciliation of the shares used in the basic and diluted per share computations is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Basic shares outstanding	59.3	58.8	59.3	58.8
Dilutive effect of employee stock purchase plans	0.1	—	—	—
Dilutive effect of employee stock options	2.1	—	2.4	—

Diluted shares outstanding	61.5	58.8	61.7	58.8

7. COMMITMENTS AND CONTINGENCIES

        On June 29, 2000, Edwards Lifesciences filed a lawsuit for patent infringement against Medtronic, Inc., which, as amended, alleged infringement of three Edwards Lifesciences United States patents. On September 18, 2001, Edwards Lifesciences filed a separate complaint against Medtronic alleging infringement of a fourth Edwards Lifesciences United States patent. These lawsuits were filed in the United States District Court for the District of Delaware. Effective April 24, 2002, Edwards Lifesciences entered into an agreement with Medtronic resolving these patent infringement claims and dismissing the two lawsuits. Under the terms of the settlement, Edwards Lifesciences received a one-time cash payment of $20.0 million (recorded as a gain of $14.7 million, net of legal expenses, in Other (Income) Expense, net) and granted Medtronic a royalty-bearing license on two of the Edwards Lifesciences' patents. In addition, on July 2, 2002, Edwards Lifesciences and Medtronic submitted to binding arbitration on another of the patents in dispute. Medtronic prevailed in this arbitration and will not require an additional license.

        On June 29, 2000, Edwards Lifesciences also filed a lawsuit against St. Jude Medical, Inc. alleging infringement of three Edwards Lifesciences United States patents. This lawsuit was filed in the United States District Court for the Central District of California, seeking monetary damages and injunctive relief. St. Jude has answered and asserted various affirmative defenses and counterclaims with respect to the lawsuits. On April 9, 2002, the court granted Edwards Lifesciences' motion to amend the complaint to add a fourth Edwards Lifesciences United States patent and ordered St. Jude to dismiss a lawsuit it had filed against the Company in Minnesota related to the same patent.

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

        Geographic area data includes net sales, based on product shipment destination, and long-lived assets, based on physical location.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in millions)
Net Sales by Geographic Area
United States	$98.4	$123.2	$193.2	$246.5
Europe	39.2	37.2	75.7	74.6
Japan	15.5	15.7	31.7	30.9
Other countries	19.7	16.3	34.5	32.3

	$172.8	$192.4	$335.1	$384.3

Net Sales by Major Product and Service Lines
Cardiac Surgery	$92.8	$85.1	$180.5	$170.0
Critical Care	55.2	53.9	107.8	106.1
Vascular	13.0	12.7	24.8	25.8
Perfusion	11.1	40.1	20.6	81.4
Other	0.7	0.6	1.4	1.0

	$172.8	$192.4	$335.1	$384.3

	June 30, 2002	December 31, 2001
	(in millions)
Long-Lived Assets by Geographic Area
United States	$635.0	$647.1
Other countries	36.6	33.4

	$671.6	$680.5

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

        The following discussion and analysis presents the factors that had a material effect on the results of operations of Edwards Lifesciences for the three and six months ended June 30, 2002 and 2001. Also discussed is Edwards Lifesciences' financial position as of June 30, 2002. You should read this discussion in conjunction with the Company's Form 10-K for the year ended December 31, 2001 and the historical consolidated condensed financial statements and related notes thereto included elsewhere in this Form 10-Q.

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

        The products and technologies provided by Edwards Lifesciences to treat cardiovascular disease are categorized into four main areas:

  •
  Cardiac Surgery;
  •
  Critical Care;
  •
  Vascular; and
  •
  Perfusion.

        Edwards Lifesciences' cardiac surgery portfolio is comprised of products relating to heart-valve therapy and other products used during open-heart surgery. Edwards Lifesciences is the world's leader in, and has been a pioneer in the development and commercialization of, tissue valves and repair products used to replace or repair a patient's diseased or defective heart valve. In the critical care area, Edwards Lifesciences is a world leader in hemodynamic monitoring systems used to measure a patient's heart function, and also provides central venous access products for fluid and drug delivery. Edwards Lifesciences' vascular portfolio includes a line of balloon catheter-based products, surgical clips and inserts, angioscopy equipment, artificial implantable grafts, and an endovascular system used to treat life-threatening abdominal aortic aneurysms less invasively. In the perfusion category, Edwards Lifesciences develops, manufactures and markets, in regions outside the United States and Western Europe, a diverse line of disposable products used during cardiopulmonary bypass procedures, including oxygenators, blood containers, filters and related devices. Effective June 30, 2001, the

Company sold its perfusion services business in the United States to an affiliate of Fresenius Medical Care AG. The Company continues to maintain its perfusion services business in Europe.

  Joint Venture in Japan

        Subsequent to the Company's spin-off from Baxter International Inc. ("Baxter") in April 2000, the cardiovascular business in Japan has been operated pursuant to a joint venture under which a Japanese subsidiary of Baxter retains ownership of the Japanese business assets, but a subsidiary of Edwards Lifesciences holds a 90% profit interest. Edwards Lifesciences recognizes its shipments into the joint venture as sales, at distributor price, at the time the joint venture sells to the end customer, and utilizes the equity method of accounting to record its interest in the operations of the joint venture in Other Operating Income.

        Effective July 25, 2002, the Company entered into an agreement with Baxter to terminate the joint venture and acquire the Japanese business on October 1, 2002. The transaction, which is subject to certain regulatory approvals, is not expected to materially impact the Company's future net income as the terms of the existing joint venture agreement currently enable the Company to receive 90% of the net profit generated by the Japan business. The transaction price is estimated to be approximately $25 million, net, which excludes an estimated $30 million of accounts receivable previously securitized by Baxter. In connection with the transaction, Edwards Lifesciences expects to incur one-time transaction expenses of approximately $3 million and make capital investments of approximately $4 million through December 31, 2002.

Results of Operations

  Net Sales Trends

        The following is a summary of United States and international net sales (dollars in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
			Percent Change			Percent Change
	2002	2001		2002	2001
United States	$98.4	$123.2	(20.1%)	$193.2	$246.5	(21.6%)
International	74.4	69.2	7.5%	141.9	137.8	3.0%

Total net sales	$172.8	$192.4	(10.2%)	$335.1	$384.3	(12.8%)

        The net sales decrease in the United States for the three and six months ended June 30, 2002 was due primarily to the sale of the Company's perfusion services business in the United States effective June 30, 2001, partially offset by an increase in sales of cardiac surgery products. Excluding the impact of the sale of the perfusion services business, net sales in the United States would have increased 4.4% and 2.9% for the three and six months ended June 30, 2002, respectively.

        The increase in international net sales was due primarily to increased sales of cardiac surgery and critical care products, partially offset by the impact of changes in foreign currency exchange rates (primarily the movement of the United States dollar against the Euro and the Japanese Yen). Excluding the impact of foreign currency exchange rate fluctuations, international net sales would have increased 7.7% and 6.5% for the three and six months ended June 30, 2002, respectively. The impact of foreign currency exchange rate fluctuations on net sales would not necessarily be indicative of the impact on net income due to the corresponding effect of foreign currency exchange rate fluctuations on international manufacturing and operating costs, the location of the Company's manufacturing plants and Edwards Lifesciences' hedging activities. For more information, see "Quantitative and Qualitative Disclosure About Market Risk."

  Net Sales by Product Line

        The following table is a summary of net sales by product line (dollars in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
			Percent Change			Percent Change
	2002	2001		2002	2001
Cardiac surgery	$92.8	$85.1	9.0%	$180.5	$170.0	6.2%
Critical care	55.2	53.9	2.4%	107.8	106.1	1.6%
Vascular	13.0	12.7	2.4%	24.8	25.8	(3.9%)
Perfusion	11.1	40.1	(72.3%)	20.6	81.4	(74.7%)
Other	0.7	0.6	16.7%	1.4	1.0	40.0%

Total net sales	$172.8	$192.4	(10.2%)	$335.1	$384.3	(12.8%)

        Excluding the impact of foreign currency exchange rate fluctuations and assuming the sale of the perfusion services business to Fresenius Medical Care AG had occurred as of January 1, 2001, net sales by product line would have changed as follows ("Adjusted Net Sales") (dollars in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
			Percent Change			Percent Change
	2002	2001		2002	2001
Cardiac surgery	$92.9	$85.2	9.0%	$181.4	$169.1	7.3%
Critical care	56.2	54.7	2.7%	110.3	106.6	3.5%
Vascular	13.1	12.8	2.3%	25.0	25.7	(2.7%)
Perfusion	11.4	11.4	—	21.5	22.7	(5.3%)
Other	0.6	0.6	—	1.3	1.0	30.0%

Total net sales	$174.2	$164.7	5.8%	$339.5	$325.1	4.4%

  Cardiac Surgery

        The Adjusted Net Sales growth for cardiac surgery products for the three and six months ended June 30, 2002 resulted primarily from sales growth of valve replacement and repair products, partially offset by continued declines in sales of porcine tissue valves. During the quarter ended June 30, 2002, the Company received FDA product approvals for the Carpentier-Edwards S.A.V. porcine heart valve and the Edwards MC3 tricuspid annuloplasty system. Management expects that its cardiac surgery products will continue to serve as a key driver of Edwards Lifesciences' sales growth.

  Critical Care

        The Adjusted Net Sales growth for critical care products for the three and six months ended June 30, 2002 was due primarily to sales growth in emerging international markets of pressure monitoring and access products, partially offset by the decline in base hemodynamic catheters. Critical care products have been, and are expected to continue to be, significant contributors to Edwards Lifesciences' total sales.

  Vascular

        The Adjusted Net Sales growth for vascular products for the three months ended June 30, 2002 was primarily the result of initial sales of the Lifepath AAA endovascular graft, which has begun to offset declining sales of the Company's base vascular products. The decline in Adjusted Net Sales for vascular products for the six months ended June 30, 2002 resulted primarily from the continued shift from traditional surgical procedures to less-invasive therapies.

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

  Perfusion

        The Adjusted Net Sales decrease for perfusion for the six months ended June 30, 2002 was due primarily to a reduction in product sales to Jostra AG, the purchaser during 2000 of the Company's line of perfusion products in Western Europe and the United States. The Company anticipated that its sales to Jostra would decline as Jostra expanded their capabilities to self-manufacture all required products.

  Gross Profit

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Gross profit percentage	56.9%	50.5%	57.2%	50.2%

        Assuming the sale of the perfusion services business had occurred on January 1, 2001, the gross profit percentage ("Adjusted Percentage") would have been 56.3% and 56.1% for the three and six months ended June 30, 2001, respectively. The increases for the three and six months ended June 30, 2002 from the Adjusted Percentages are due primarily to increased sales of higher-margin cardiac surgery products.

  Selling General and Administrative (SG&A) Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
SG&A expenses as a percentage of net sales	31.4%	27.4%	31.3%	27.7%

        Assuming the sale of the perfusion services business had occurred on January 1, 2001, SG&A expenses as a percentage of net sales ("Adjusted Percentage") would have been 30.0% and 30.8% for the three and six months ended June 30, 2001, respectively. The increases for the three and six months ended June 30, 2002 from the Adjusted Percentages are due primarily to additional expenses related to the Company's growth initiatives, partially offset by one-time costs associated with the strategic realignment of the Company incurred during the three months ended March 31, 2001.

  Research and Development Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Research and development expenses as a percentage of net sales	9.6%	7.0%	9.5%	6.9%

        Assuming the sale of the perfusion services business had occurred on January 1, 2001, research and development expenses as a percentage of net sales ("Adjusted Percentage") would have been 8.3% and 8.2% for the three and six months ended June 30, 2001, respectively. The increases for the three and six months ended June 30, 2002 from the Adjusted Percentages are related primarily to expenditures related to the Company's efforts to develop a broad, differentiated peripheral stent product offering.

  Goodwill Amortization

        No goodwill amortization was recorded for the three or six months ended June 30, 2002. The elimination of goodwill amortization resulted from the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. See "New Accounting and Disclosure Standards Adopted" and Note 5 to the consolidated condensed financial statements for more information.

  Other Operating Income

        Other operating income was $3.6 million and $4.4 million for the three months ended June 30, 2002 and 2001, respectively, and $7.4 million and $8.3 million for the six months ended June 30, 2002 and 2001, respectively. Other operating income represents the Company's 90% profit interest in the cardiovascular business in Japan. These decreases are due to a one-time expense during the three months ended June 30, 2002 related to the exiting of an employee benefit plan and the impact of foreign currency exchange rates, offset by strong sales of cardiac surgery products. For more information, see "Joint Venture in Japan."

  Interest Expense, net

        Interest expense, net was $3.0 million and $10.9 million during the three months ended June 30, 2002 and 2001, respectively, and $5.8 million and $16.4 million during the six months ended June 30, 2002 and 2001, respectively. The decrease in interest expense, net resulted from (a) the Company's reduction of debt, (b) lower interest rates on its floating rate debt and (c) a $6.2 million charge during the three months ended June 30, 2001 related to a payment to unwind an interest rate swap agreement.

  Other (Income) Expense, net

        The following is a summary of other (income) expense, net (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Legal settlement, net	$(14.7)	$—	$(14.7)	$—
Foreign exchange (gain) loss	(3.0)	1.0	(2.5)	3.1
Asset dispositions and write-downs, net	1.3	6.5	1.3	6.5
Investment write-offs	0.3	—	1.4	—
Sale of property development rights	—	—	(1.8)	—
Other	0.4	—	0.6	(0.6)

	$(15.7)	$7.5	$(15.7)	$9.0

        See Note 7 to the consolidated condensed financial statements for further information regarding the legal settlement. Foreign exchange gains and losses relate to global trade and intercompany receivable balances.

  Provision for Income Taxes

        The effective income tax rates for the three and six month periods ended June 30, 2002 were impacted by a legal settlement (see Note 7 to the consolidated condensed financial statements). The effective income tax rates for the three and six month periods ended June 30, 2001 were impacted by the non-deductibility of the majority of the charges recorded for the disposition of assets and other non-recurring items recorded in the quarter ended June 30, 2001. Excluding these items, the effective income tax rate was 26% for the three and six months ended June 30, 2002, and 29% for the three and six months ended June 30, 2001. The decrease in the effective income tax rate was due primarily to the elimination of all non-deductible goodwill amortization upon the adoption of SFAS No. 142 effective January 1, 2002. For more information see "New Accounting and Disclosure Standards Adopted."

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

        The Company has two unsecured revolving credit agreements providing for up to an aggregate of $530.0 million in borrowings in multiple currencies. One credit agreement provides for borrowings up to an aggregate of $430.0 million and expires on March 30, 2005. The other credit agreement provides for borrowings up to an aggregate of $100.0 million through March 27, 2003. As of June 30, 2002, borrowings of $296.9 million were outstanding under the $430.0 million credit agreement and no borrowings were outstanding under the $100.0 million credit agreement. All amounts outstanding under the $430.0 million credit agreement have been classified as long-term obligations, as these borrowings will continue to be refinanced pursuant to this credit agreement.

        There have been no material changes in the Company's significant contractual obligations and commercial commitments as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2001.

        Cash flows provided by operating activities for the six months ended June 30, 2002 increased $15.0 million from the same period a year ago due primarily to a legal settlement (see Note 7 to the consolidated condensed financial statements) and lower net cash outflows related to accounts payable and accrued liabilities, partially offset by increased receivables from higher sales.

        Cash used in investing activities for the six months ended June 30, 2002 consisted primarily of $16.4 million of capital expenditures and $2.9 million in patent related investments, partially offset by a $2.4 million receipt of an installment payment on a note receivable from Jostra AG.

        Cash used for financing activities for the six months ended June 30, 2002 consisted primarily of payments on long-term debt. In addition, the Company repurchased approximately 852,000 shares of its common stock, for an aggregate of $20.3 million, during the six months ended June 30, 2002 through the stock repurchase program initiated in 2001, bringing the total shares repurchased program-to-date to approximately 880,000.

Critical Accounting Policies

        The Company's results of operations and financial position are determined based upon the application of the Company's accounting policies, as discussed in the notes to the consolidated financial statements. Certain of the Company's accounting policies represent a selection among acceptable alternatives under Generally Accepted Accounting Principles in the United States ("GAAP"). In evaluating the Company's transactions, management assesses all relevant GAAP and chooses the accounting policy that most accurately reflects the nature of the transactions. Management has not determined how reported amounts would differ based on the application of different accounting policies. Management has also not determined the likelihood that materially different amounts could be reported under different conditions or using different assumptions.

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

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 changes the accounting and reporting for costs associated with exit or disposal activities, termination benefits and other costs to exit an activity, including certain costs incurred in a restructuring. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect that the adoption of this standard will have a material impact on its consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

  Foreign Currency Risk

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

  Interest Rate Risk

        Edwards Lifesciences utilizes interest rate swap agreements in managing its exposure to interest rate fluctuations. Interest rate swap agreements are executed as an integral part of specific debt transactions. The differential paid or received on interest rate swap agreements is recorded as an adjustment to interest expense over the term of the agreements. Edwards Lifesciences' interest rate swap agreements involve agreements to receive a floating rate and pay a fixed rate, at specified intervals, calculated on an agreed-upon notional amount. As of June 30, 2002, Edwards Lifesciences had in place interest rate swap agreements with a total notional amount of $198.4 million to swap floating rate United States dollar and Yen denominated debt obtained under the Company's revolving credit facilities for fixed rates.

  Investment Risk

        Edwards Lifesciences is exposed to investment risks related to changes in the fair values of its investments. The Company invests in equity instruments of public and private companies. These investments are classified in "Investments in unconsolidated affiliates" on the accompanying consolidated condensed balance sheets.

        As of June 30, 2002, the Company had $73.6 million invested in convertible preferred stock of World Heart Corporation and a subsidiary ("WorldHeart"). The convertible preferred stock bears cumulative dividends and may be redeemed upon maturity in 2006 and 2015. The value of Edwards Lifesciences' preferred stock investments, if converted into common stock at June 30, 2002, would be $14.6 million. Management does not believe its investments in WorldHeart preferred stock are impaired based upon WorldHeart's projected cash flows and its attainment of past development milestones. Should WorldHeart fail to meet certain future development and financing milestones, an impairment charge may be necessary.

        In addition to the investment in WorldHeart, Edwards Lifesciences has investments in equity instruments of other companies. At June 30, 2002, the Company has recorded unrealized losses on these investments of $6.8 million in Accumulated Other Comprehensive Income, net of tax. Management considers these declines temporary in nature based upon the individual companies' operating results, financial condition and product development milestones. Should these companies experience a decline in financial condition or fail to meet certain development milestones, the decline in the investments values may be considered other than temporary and impairment charges may be necessary.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

        On June 29, 2000, Edwards Lifesciences filed a lawsuit for patent infringement against Medtronic, Inc., which, as amended, alleged infringement of three Edwards Lifesciences United States patents. On September 18, 2001, Edwards Lifesciences filed a separate complaint against Medtronic alleging infringement of a fourth Edwards Lifesciences United States patent. These lawsuits were filed in the United States District Court for the District of Delaware. Effective April 24, 2002, Edwards Lifesciences entered into an agreement with Medtronic resolving these patent infringement claims and dismissing the two lawsuits. Under the terms of the settlement, Edwards Lifesciences received a one-time cash payment of $20.0 million and granted Medtronic a royalty-bearing license on two of the Edwards Lifesciences' patents. In addition, on July 2, 2002, Edwards Lifesciences and Medtronic submitted to binding arbitration on another of the patents in dispute. Medtronic prevailed in this arbitration and will not require an additional license.

        On June 29, 2000, Edwards Lifesciences also filed a lawsuit against St. Jude Medical, Inc. alleging infringement of three Edwards Lifesciences United States patents. This lawsuit was filed in the United States District Court for the Central District of California, seeking monetary damages and injunctive relief. St. Jude has answered and asserted various affirmative defenses and counterclaims with respect to the lawsuits. On April 9, 2002, the court granted Edwards Lifesciences' motion to amend the complaint to add a fourth Edwards Lifesciences United States patent and ordered St. Jude to dismiss a lawsuit it had filed against the Company in Minnesota related to the same patent.

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

Item 4. Submission of Matters to a Vote of Security Holders

        The Company's annual meeting of stockholders was held on May 8, 2002. Each of the nominees for directors, as listed in the proxy statement, was elected with the number of votes set forth below:

	In Favor	Withheld
Phillip M. Neal	52,520,822	371,274
David E. I. Pyott	52,516,210	375,886

        The following directors' terms of office are continuing:

    Mike R. Bowlin
    Corinne H. Lyle
    Vernon R. Loucks Jr.
    Michael A. Mussallem

        The results of the other matter voted upon at the annual meeting are as follows:

	In Favor	Against	Abstain	Broker Non-Votes
The appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for fiscal year 2002	50,189,968	2,617,702	84,426	0

Item 6. Exhibits and Reports on Form 8-K.

(a)
Exhibits

  Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto and include the following:

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)
Reports on Form 8-K

  None

Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDWARDS LIFESCIENCES CORPORATION (Registrant)
Date: August 13, 2002	By: /s/ Bruce J. Bentcover Bruce J. Bentcover Corporate Vice President, Chief Financial Officer and Treasurer (Chief Accounting Officer)

EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Edwards Lifesciences Corporation (l)
3.2	Amended and Restated Bylaws of Edwards Lifesciences Corporation (a)
3.3	Form of Certificate of Designation for Edwards Lifesciences Corporation Series A Junior Participating Preferred Stock (included as Exhibit A to Exhibit 10.9) (a)
4.1	Specimen form of certificate representing Edwards Lifesciences Corporation common stock (a)
10.1	Form of Agreement and Plan of Reorganization, to be entered into between Edwards Lifesciences Corporation and Baxter International Inc. (a)
10.2	Form of Tax Sharing Agreement, to be entered into between Edwards Lifesciences Corporation and Baxter International Inc. (a)
*10.3	Edwards Lifesciences Corporation Long-Term Stock Incentive Compensation Program (a)
*10.4	Form of Edwards Lifesciences Corporation Change in Control Severance Agreement (i)
*10.5	Employment Agreement for Michael A. Mussallem (i)
*10.6	Promissory Note Secured by Deed of Trust for Michael A. Mussallem dated December 11, 2001 (l)
10.9	Form of Rights Agreement between Edwards Lifesciences Corporation and EquiServe Trust Company, N.A, as Rights Agent, dated as of March 31, 2000 (a)
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

10.19
Five Year Credit Agreement dated as of March 31, 2000, among Edwards Lifesciences Corporation, a Delaware corporation; the Swiss Borrowers; the Japanese Borrowers; the Lenders from time to time party hereto; The Chase Manhattan Bank, as Administrative Agent; Chase Manhattan International Limited, as London Agent; The Fuji Bank, Limited, as the Tokyo Agent; Bank One, N.A., as Syndication Agent; and Credit Suisse First Boston, as Documentation Agent (b)
10.20
364-Day Credit Agreement dated as of March 30, 2000, among Edwards Lifesciences Corporation, a Delaware corporation; the Lenders from time to time party hereto; The Chase Manhattan Bank, as Administrative Agent; Bank One, N.A., as Syndication Agent; and Credit Suisse First Boston, as Documentation Agent (b)
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
*10.29
Edwards Lifesciences Corporation 2002 Incentive Plan. CONFIDENTIAL INFORMATION APPEARING IN THIS DOCUMENT HAS BEEN OMITTED AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION IN ACCORDANCE WITH SECTION 24(b) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED AND RULE 24b-2 PROMULGATED THEREUNDER. OMITTED INFORMATION HAS BEEN REPLACED WITH ASTERISKS (m)
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
10.33
Amendment and Restatement Agreement (to the 364-Day Credit Agreement dated as of March 30, 2000 and the Amended and Restated 364-Day Credit Agreement dated as of March 29, 2001) dated as of March 28, 2002 among Edwards Lifesciences Corporation, as Borrower, the lenders Party hereto; JPMorgan Chase Bank, as Administrative Agent; Credit Suisse First Boston, Cayman Islands Branch and Wachovia Bank, N.A. as Co-Syndication Agents; and the Bank of Nova Scotia and Bank of America, N.A. as Co- Documentation Agents; JPMorgan Securities Inc., as Lead Arranger and Bookrunner (m)
21.1	Subsidiaries of Edwards Lifesciences Corporation (l)
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(m)
Incorporated by reference to the cited exhibit in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended March 31, 2002, under the Securities Exchange Act of 1934.

*
Represents management contract or compensatory plan

QuickLinks

TABLE OF CONTENTS
Part I. Financial Information
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K.
Signature
EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION