Form 10-Q
period 2002-09-30
EDWARDS LIFESCIENCES CORP
filed 2002-11-14
CIK 1099800

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes     X                  No

        The number of shares of the registrant's common stock, par value $1.00 per share, outstanding as of October 31, 2002, the latest practicable date, was 60,056,857 shares.

EDWARDS LIFESCIENCES CORPORATION
FORM 10-Q

For the quarterly period ended September 30, 2002

Part I. Financial Information

Item 1. Financial Statements

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(unaudited) (in millions, except share data)

	September 30, 2002	December 31, 2001
ASSETS
Current assets
Cash and cash equivalents	$39.0	$47.7
Accounts and other receivables, net	113.2	101.5
Inventories, net	84.4	86.6
Deferred income taxes	22.9	18.2
Prepaid expenses and other current assets	37.8	38.9

Total current assets	297.3	292.9
Property, plant and equipment, net	180.1	178.3
Investments in unconsolidated affiliates	20.8	92.9
Goodwill	333.8	333.8
Other intangible assets, net	62.5	68.4
Other assets	23.9	7.1

	$918.4	$973.4

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$175.0	$181.5
Short-term debt	—	1.1

Total current liabilities	175.0	182.6

Long-term debt	279.9	309.8

Other liabilities	4.7	22.3

Commitments and contingent liabilities
Stockholders' equity
Common stock, $1.00 par value, 350,000,000 shares authorized, 59,974,669 and 59,327,872 shares outstanding	60.0	59.3
Additional contributed capital	298.1	287.2
Retained earnings	121.7	87.7
Accumulated other comprehensive income	8.1	25.2
Common stock in treasury, at cost	(29.1)	(0.7)

Total stockholders' equity	458.8	458.7

	$918.4	$973.4

The accompanying notes are an integral part of these consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited) (in millions, except per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net sales	$165.8	$147.8	$500.9	$532.1
Cost of goods sold	69.9	64.4	213.4	255.8

Gross profit	95.9	83.4	287.5	276.3
Selling, general and administrative expenses	54.2	46.4	159.2	152.9
Research and development expenses	15.5	14.0	47.5	40.6
Goodwill amortization	—	3.6	—	15.0
Disposition of assets and other non-recurring charges	67.4	—	67.4	83.0
Non-recurring spin-off expenses	3.3	—	3.3	—
Other operating income	(3.6)	(3.9)	(11.0)	(12.2)

Operating income (loss)	(40.9)	23.3	21.1	(3.0)
Interest expense, net	2.7	3.2	8.5	19.6
Other (income) expense, net	1.6	0.2	(14.1)	9.2

Income (loss) before provision for income taxes	(45.2)	19.9	26.7	(31.8)
Provision (benefit) for income taxes	(27.8)	5.4	(7.3)	(4.8)

Income (loss) before cumulative effect of change in accounting principle	(17.4)	14.5	34.0	(27.0)
Cumulative effect of change in accounting principle, net of tax	—	—	—	(1.5)

Net income (loss)	$(17.4)	$14.5	$34.0	$(28.5)

Share information:
Earnings per basic share
Income (loss) before cumulative effect of change in accounting principle	$(0.30)	$0.25	$0.58	$(0.46)
Cumulative effect of change in accounting principle	$—	$—	$—	$(0.03)
Net income (loss)	$(0.30)	$0.25	$0.58	$(0.49)
Earnings per diluted share
Income (loss) before cumulative effect of change in accounting principle	$(0.30)	$0.24	$0.55	$(0.46)
Cumulative effect of change in accounting principle	$—	$—	$—	$(0.03)
Net income (loss)	$(0.30)	$0.24	$0.55	$(0.49)
Weighted average number of common shares outstanding
Basic	58.7	59.0	59.1	58.8
Diluted	58.7	61.4	61.3	58.8

The accompanying notes are an integral part of these consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited) (in millions)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities
Net income (loss)	$34.0	$(28.5)
Income charges (credits) not affecting cash
Disposition and write-down of assets and other non-recurring charges	70.2	89.4
Deferred income taxes	(35.6)	(9.3)
Depreciation and amortization	29.4	44.4
Cumulative effect of change in accounting principle	—	1.5
Other	2.2	(6.8)
Changes in operating assets and liabilities
Accounts and other receivables	(11.4)	(7.8)
Inventories	2.4	(3.5)
Accounts payable and accrued liabilities	(14.2)	(28.8)
Other	(3.6)	6.5

Net cash provided by operating activities	73.4	57.1

Cash flows from investing activities
Capital expenditures	(24.9)	(28.1)
Proceeds from asset dispositions	2.9	7.3
Investments in intangible assets	(4.8)	(2.6)
Proceeds from sale of business	—	45.0
Investments in unconsolidated affiliates	(1.9)	(9.0)

Net cash (used in) provided by investing activities	(28.7)	12.6

Cash flows from financing activities
Proceeds from issuance of short-term debt	0.4	25.3
Payments on short-term debt	(1.4)	(86.3)
Proceeds from issuance of long-term debt	66.9	145.1
Payments on long-term debt	(108.7)	(166.7)
Proceeds from stock plans	10.8	6.5
Purchases of treasury stock	(28.5)	—
Net proceeds from accounts receivable securitization	(0.8)	1.4
Debt issuance costs	(0.3)	(0.7)

Net cash used in financing activities	(61.6)	(75.4)

Effect of currency exchange rate changes on cash	8.2	1.1

Net decrease in cash and cash equivalents	(8.7)	(4.6)
Cash and cash equivalents at beginning of period	47.7	28.1

Cash and cash equivalents at end of period	$39.0	$23.5

The accompanying notes are an integral part of these consolidated condensed financial statements.

Edwards Lifesciences Corporation

Notes to Consolidated Condensed Financial Statements

September 30, 2002

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

3. DISPOSITION OF ASSETS AND OTHER NON-RECURRING CHARGES

        As previously announced, during the quarter ended September 30, 2002, the Company recorded a $67.4 million pretax charge related to the impairment of its investment in preferred stock of World Heart Corporation ("WorldHeart"). The investment was written down to $6.2 million, which represents the value of the Company's preferred stock investment had it been converted into common stock at October 15, 2002. The decision to record the charge was based primarily on delays in WorldHeart's product development timelines, arising from its revised strategy.

4. ACQUISITION OF JOINT VENTURE IN JAPAN

        On October 1, 2002 the Company completed its spin-off from Baxter International Inc. by acquiring for approximately $22 million, net the cardiovascular business in Japan, which it had been operating as a joint venture with Baxter International Inc. The purchase price, which is expected to be reduced pending a final audit of the business' net assets, excludes approximately $30 million of securitized accounts receivable. In the three months ended September 30, 2002, the Company recorded a $3.3 million charge for legal, administrative and regulatory expenses related to the acquisition. Commencing October 1, 2002 the Company will report the results of the Japan business on a fully consolidated basis. Previously, the Company recognized its shipments into the joint venture as sales, at distributor price, at the time the joint venture sold to the end customer, and utilized the equity method of accounting to record its 90% profit interest in the operations of the joint venture in Other Operating Income. The acquisition will not materially impact the Company's net income as the terms of the joint venture agreement enabled Edwards to record substantially all of the net profit generated by the Japan business.

        The following unaudited pro forma balance sheet and statements of operations present the results of Edwards Lifesciences assuming that the acquisition of the Japanese business had been completed as of January 1, 2001.

PRO FORMA CONSOLIDATED CONDENSED BALANCE SHEET
SEPTEMBER 30, 2002
(unaudited) (in millions)

		Pro forma Adjustments
	Historical	Acquire Net Assets (a)	Other		Pro Forma
Current assets
Cash and cash equivalents	$39.0	$4.1	$0.5		$43.6
Accounts and other receivables, net	113.2	17.9	(14.8	)(c)	116.3
Inventories, net	84.4	35.7	—		120.1
Deferred income taxes	22.9	—	—		22.9
Prepaid expenses and other current assets	37.8	0.8	—		38.6

Total current assets	297.3	58.5	(14.3)		341.5
Property, plant and equipment, net	180.1	12.0	—		192.1
Investments in unconsolidated affiliates	20.8	—	—		20.8
Goodwill	333.8	—	—		333.8
Other intangible assets, net	62.5	—	—		62.5
Other assets	23.9	56.0 (b)	—		79.9

	$918.4	$126.5	$(14.3)		$1,030.6

Current liabilities
Accounts payable and accrued liabilities	$175.0	$32.4	$(14.8	)(c)	$192.6
Long-term debt	279.9	—	20.4	(d)	300.3
Other liabilities	4.7	5.8	—		10.5
Stockholders' equity
Common stock	60.0	—	—		60.0
Additional contributed capital	298.1	135.3	(19.9)		413.5
Retained earnings	121.7	(0.6)	—		121.1
Accumulated other comprehensive income	8.1	(46.4)	—		(38.3)
Common stock in treasury, at cost	(29.1)	—	—		(29.1)

Total stockholders' equity	458.8	88.3	(19.9)		527.2

	$918.4	$126.5	$(14.3)		$1,030.6

PRO FORMA CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2002
(unaudited) (in millions, except per share information)

		Pro Forma Adjustments
	Historical	Japan Operating Results (a)	Other (e)	Pro Forma
Net sales	$500.9	$77.2	$—	$578.1
Cost of goods sold	213.4	31.0	—	244.4

Gross profit	287.5	46.2	—	333.7
Selling, general and administrative expenses	159.2	34.0	—	193.2
Research and development expenses	47.5	2.5	—	50.0
Disposition of assets and other non-recurring charges, net	67.4	—	—	67.4
Non-recurring spin-off expenses	3.3	—	—	3.3
Other operating income	(11.0)	11.0	—	—

Operating income (loss)	21.1	(1.3)	—	19.8
Interest expense, net	8.5	—	0.8	9.3
Other expense, net	(14.1)	(1.5)	—	(15.6)

Income (loss) before provision for income taxes	26.7	0.2	(0.8)	26.1
Provision (benefit) for income taxes	(7.3)	0.1	(0.2)	(7.4)

Net income (loss)	$34.0	$0.1	$(0.6)	$33.5

Share information:
Earnings per basic share	$0.58			$0.56
Earnings per diluted share	$0.55			$0.55

4. ACQUISITION OF JOINT VENTURE IN JAPAN (Continued)

PRO FORMA CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
TWELVE MONTHS ENDED DECEMBER 31, 2001
(unaudited) (in millions, except per share information)

		Pro Forma Adjustments
	Historical	Japan Operating Results (a)	Other (e)	Pro Forma
Net sales	$692.1	$109.1	$—	$801.2
Cost of goods sold	323.7	44.8	—	368.5

Gross profit	368.4	64.3	—	432.7
Selling, general and administrative expenses	203.2	45.7	—	248.9
Research and development expenses	55.0	2.7	—	57.7
Goodwill amortization	18.5	—	—	18.5
Disposition of assets and other non-recurring charges, net	83.0	—	—	83.0
Other operating income	(16.4)	16.4	—	—

Operating income (loss)	25.1	(0.5)	—	24.6
Interest expense, net	22.9	—	1.0	23.9
Other expense, net	10.6	(1.3)	—	9.3

Income (loss) before provision for income taxes	(8.4)	0.8	(1.0)	(8.6)
Provision (benefit) for income taxes	1.5	0.2	(0.3)	1.4

Income (loss) before cumulative effect of change in accounting principle	(9.9)	0.6	(0.7)	(10.0)
Cumulative effect of change in accounting principle, net of tax	(1.5)	—	—	(1.5)

Net income (loss)	$(11.4)	$0.6	$(0.7)	$(11.5)

Share information:
Earnings per basic and diluted share
Income (loss) before cumulative effect of change in accounting principle	$(0.17)			$(0.17)
Cumulative effect of change in accounting principle	$(0.02)			$(0.02)
Net income (loss)	$(0.19)			$(0.20)

Pro Forma Adjustments

  (a)
  To reflect Edwards Lifesciences' Japanese operations on a consolidated basis.

  (b)
  Balance includes a $49.0 million deferred tax asset related to a tax basis step up in connection with the acquisition of the joint venture in Japan.

  (c)
  To reflect the elimination of receivables and payables between Edwards Lifesciences and the joint venture in Japan which are considered intercompany balances after the acquisition.

  (d)
  To reflect the incurrence of $20.4 million of long-term debt to effect the transaction.

  (e)
  To reflect estimated interest expense that would have been incurred by the Company based on incurrence of $20.4 million of debt at an effective interest rate of approximately 5%.

5. INVENTORIES

        Inventories consisted of the following (in millions):

	September 30, 2002	December 31, 2001
Raw materials	$20.7	$21.8
Work in process	20.0	23.6
Finished products	43.7	41.2

	$84.4	$86.6

6. COMPREHENSIVE INCOME

        Reconciliation of net income to comprehensive income is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net income (loss)	$(17.4)	$14.5	$34.0	$(28.5)
Other comprehensive income:
Currency translation adjustments, net of tax	0.9	(10.1)	(5.5)	9.5
Unrealized net (loss) gain on investments in unconsolidated affiliates, net of tax	(1.4)	(5.2)	(3.1)	(6.9)
Unrealized net (loss) gain on derivative financial instruments, net of tax	1.8	(5.9)	(8.5)	(5.0)

Comprehensive income (loss)	$(16.1)	$(6.7)	$16.9	$(30.9)

7. GOODWILL AND OTHER INTANGIBLE ASSETS

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

        Pursuant to SFAS No. 142, the results for periods prior to adoption are not to be restated. If SFAS No. 142 had been effective January 1, 2001, net loss and earnings per basic and diluted share would have been as follows (in millions, except per share information):

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001
Reported net income (loss)	$14.5	$(28.5)
Goodwill amortization, net of tax	3.6	14.5

Adjusted net income (loss)	$18.1	$(14.0)

Earnings per basic share:
Reported net income (loss)	$0.25	$(0.49)
Adjusted net income (loss)	$0.31	$(0.24)
Earnings per diluted share:
Reported net income (loss)	$0.24	$(0.49)
Adjusted net income (loss)	$0.29	$(0.24)

        Other intangible assets subject to amortization consisted of the following (in millions):

September 30, 2002	Patents	Unpatented Technology	Other	Total
Cost	$129.6	$39.8	$5.1	$174.5
Accumulated amortization	(89.8)	(18.3)	(3.9)	(112.0)

Net carrying value	$39.8	$21.5	$1.2	$62.5

December 31, 2001	Patents	Unpatented Technology	Other	Total
Cost	$128.8	$39.8	$4.9	$173.5
Accumulated amortization	(84.9)	(16.4)	(3.8)	(105.1)

Net carrying value	$43.9	$23.4	$1.1	$68.4

        Amortization expense related to other intangible assets for the nine months ended September 30, 2002 was $7.1 million. Estimated amortization expense for each of the years ending December 31 is as follows (in millions):

2002	$9.2
2003	8.4
2004	8.4
2005	8.4
2006	8.2

8. EARNINGS PER SHARE

        A reconciliation of the shares used in the basic and diluted per share computations is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Basic shares outstanding	58.7	59.0	59.1	58.8
Dilutive effect of employee stock options	—	2.4	2.2	—

Diluted shares outstanding	58.7	61.4	61.3	58.8

9. COMMITMENTS AND CONTINGENCIES

        On June 29, 2000, Edwards Lifesciences filed a lawsuit against St. Jude Medical, Inc. alleging infringement of three Edwards Lifesciences United States patents. This lawsuit was filed in the United States District Court for the Central District of California, seeking monetary damages and injunctive relief. St. Jude has answered and asserted various affirmative defenses and counterclaims with respect to the lawsuits. On April 9, 2002, the court granted Edwards Lifesciences' motion to amend the complaint to add a fourth United States patent. The court rendered a claim construction decision with respect to the first three patents on June 27, 2002. The court has not yet set a trial date.

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

10. SEGMENT INFORMATION

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

        Geographic area data includes net sales, based on product shipment destination, and long-lived assets, based on physical location.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in millions)
Net Sales by Geographic Area
United States	$92.3	$85.0	$285.5	$331.5
Europe	37.9	33.2	113.7	107.8
Japan	17.1	14.5	48.7	45.4
Other countries	18.5	15.1	53.0	47.4

	$165.8	$147.8	$500.9	$532.1

Net Sales by Major Product and Service Lines
Cardiac Surgery	$88.4	$76.8	$269.0	$246.8
Critical Care	54.8	49.3	162.5	155.4
Vascular	12.8	11.4	37.6	37.2
Perfusion	8.8	10.1	29.4	91.5
Other	1.0	0.2	2.4	1.2

	$165.8	$147.8	$500.9	$532.1

	September 30, 2002	December 31, 2001
	(in millions)
Long-Lived Assets by Geographic Area
United States	$561.9	$647.1
Other countries	41.5	33.4

	$603.4	$680.5

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

        The following discussion and analysis presents the factors that had a material effect on the results of operations of Edwards Lifesciences for the three and nine months ended September 30, 2002 and 2001. Also discussed is Edwards Lifesciences' financial position as of September 30, 2002. You should read this discussion in conjunction with the Company's Form 10-K for the year ended December 31, 2001 and the historical consolidated condensed financial statements and related notes thereto included elsewhere in this Form 10-Q.

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

  Joint Venture in Japan

        On October 1, 2002 the Company completed its spin-off from Baxter International Inc. by acquiring for approximately $22 million, net the cardiovascular business in Japan, which it had been operating as a joint venture with Baxter International Inc. The purchase price, which is expected to be reduced pending a final audit of the business' net assets, excludes approximately $30 million of securitized accounts receivable. In the three months ended September 30, 2002, the Company recorded a $3.3 million charge for legal, administrative and regulatory expenses related to the acquisition. Commencing October 1, 2002 the Company will report the results of the Japan business on a fully consolidated basis. Previously, the Company recognized its shipments into the joint venture as sales, at distributor price, at the time the joint venture sold to the end customer, and utilized the equity method of accounting to record its 90% profit interest in the operations of the joint venture in Other Operating Income. The acquisition will not materially impact the Company's net income as the terms of the joint venture agreement enabled Edwards to record substantially all of the net profit generated by the Japan business.

Results of Operations

  Net Sales Trends

        The following is a summary of United States and international net sales (dollars in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percent Change			Percent Change
	2002	2001		2002	2001
United States	$92.3	$85.0	8.6%	$285.5	$331.5	(13.9%)
International	73.5	62.8	17.0%	215.4	200.6	7.4%

Total net sales	$165.8	$147.8	12.2%	$500.9	$532.1	(5.9%)

        The net sales increase in the United States for the three months ended September 30, 2002 was due primarily to increased sales of cardiac surgery and critical care products. The net sales decrease for the nine months ended September 30, 2002 was due primarily to the sale of the Company's perfusion services business in the United States effective June 30, 2001, partially offset by an increase in sales of cardiac surgery products. Excluding the net sales from the perfusion services business in 2001, net sales in the United States would have increased 4.7% for the nine months ended September 30, 2002.

        The changes in international net sales for the three and nine months ended September 30, 2002 were due primarily to increased sales of cardiac surgery and critical care products and the impact of changes in foreign currency exchange rates (primarily the movement of the United States dollar against the Euro and the Japanese Yen). Excluding the impact of foreign currency exchange rate fluctuations, international net sales would have increased 11.9% and 8.2% for the three and nine months ended September 30, 2002, respectively. The impact of foreign currency exchange rate fluctuations on net sales would not necessarily be indicative of the impact on net income due to the corresponding effect of foreign currency exchange rate fluctuations on international manufacturing and operating costs, the location of the Company's manufacturing plants and Edwards Lifesciences' hedging activities. For more information, see "Quantitative and Qualitative Disclosures About Market Risk."

  Net Sales by Product Line

        The following table is a summary of net sales by product line (dollars in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percent Change			Percent Change
	2002	2001		2002	2001
Cardiac Surgery	$88.4	$76.8	15.1%	$269.0	$246.8	9.0%
Critical Care	54.8	49.3	11.2%	162.5	155.4	4.6%
Vascular	12.8	11.4	12.3%	37.6	37.2	1.1%
Perfusion	8.8	10.1	(12.9%)	29.4	91.5	(67.9%)
Other	1.0	0.2	400%	2.4	1.2	100.0%

Total net sales	$165.8	$147.8	12.2%	$500.9	$532.1	(5.9%)

        Excluding the impact of foreign currency exchange rate fluctuations and assuming the sale of the perfusion services business to Fresenius Medical Care AG had occurred as of January 1, 2001, net sales by product line ("Adjusted Net Sales") would have changed as follows (dollars in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percent Change			Percent Change
	2002	2001		2002	2001
Cardiac Surgery	$86.9	$77.0	12.9%	$268.3	$246.1	9.0%
Critical Care	54.3	49.9	8.8%	164.6	156.5	5.2%
Vascular	12.6	11.4	10.5%	37.5	37.2	0.8%
Perfusion	8.9	10.2	(12.7%)	30.5	32.9	(7.3%)
Other	0.9	0.2	350%	2.3	1.1	109.1%

Total net sales	$163.6	$148.7	10.0%	$503.2	$473.8	6.2%

  Cardiac Surgery

        The Adjusted Net Sales growth for cardiac surgery products for the three and nine months ended September 30, 2002 resulted primarily from sales growth of pericardial heart valves and valve repair products, partially offset by continued declines in sales of porcine valves. During the quarter ended September 30, 2002, the Company received product approvals in Europe for the Carpentier-Edwards Perimount Magna heart valve and the Edwards MC3 tricuspid annuloplasty system. Management expects that its cardiac surgery products will continue to serve as a key driver of Edwards Lifesciences' sales growth.

  Critical Care

        The Adjusted Net Sales growth for critical care products for the three and nine months ended September 30, 2002 was due primarily to sales growth in all regions of advanced technology catheters and pressure monitoring products, partially offset by the decline in base hemodynamic catheter products. Critical care products have been, and are expected to continue to be, significant contributors to Edwards Lifesciences' total sales.

  Vascular

        The Adjusted Net Sales growth for vascular products for the three months ended September 30, 2002 was primarily the result of sales growth of the Company's base vascular products and the contribution of the Company's Lifepath AAA endovascular graft system. Management continues to see opportunities in less invasive peripheral vascular disease treatments and intends to build on the Company's strong base franchise by developing and marketing products such as its Lifepath AAA endovascular graft system, which is currently being marketed in Europe and undergoing clinical studies in the United States, and a broad peripheral stent offering, which is scheduled for launch in 2003.

  Perfusion

        The Adjusted Net Sales decrease for perfusion for the three and nine months ended September 30, 2002 was due primarily to a continual reduction of distributed product sales and product sales to Jostra AG, the purchaser during 2000 of the Company's line of perfusion products in Western Europe and the United States. The Company anticipates that its sales to Jostra will continue to decline as Jostra expands its capabilities to self-manufacture all required products.

  Gross Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Gross profit percentage	57.8%	56.4%	57.4%	51.9%

        Assuming the sale of the perfusion services business had occurred on January 1, 2001, the gross profit percentage would have been 56.2% for the nine months ended September 30, 2001. The increases for the three and nine months ended September 30, 2002 are due primarily to increased sales of higher-margin cardiac surgery products.

  Selling, General and Administrative (SG&A) Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
SG&A expenses as a percentage of net sales	32.7%	31.4%	31.8%	28.7%

        Assuming the sale of the perfusion services business had occurred on January 1, 2001, SG&A expenses as a percentage of net sales would have been 31.0% for the nine months ended September 30, 2001. The increases for the three and nine months ended September 30, 2002 are due primarily to additional expenses related to the Company's growth initiatives and the impact of strengthening foreign currencies against the United States Dollar.

  Research and Development Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(dollars in millions)
Research and development expenses	$15.5	$14.0	$47.5	$40.6
Research and development expenses as a percentage of net sales	9.3%	9.5%	9.5%	7.6%

        Assuming the sale of the perfusion services business had occurred on January 1, 2001, research and development expenses as a percentage of net sales would have been 8.6% for the nine months ended September 30, 2001. The expense increases for the three and nine months ended September 30, 2002 are related primarily to investments in the Company's peripheral vascular disease platform.

  Goodwill Amortization

        No goodwill amortization was recorded for the three or nine months ended September 30, 2002. The elimination of goodwill amortization resulted from the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. See "New Accounting and Disclosure Standards Adopted" and Note 7 to the consolidated condensed financial statements for more information.

  Disposition of Assets and Other Non-recurring Charges

        As previously announced, during the three months ended September 30, 2002, the Company recorded a $67.4 million pretax charge related to the impairment of its investment in preferred stock of World Heart Corporation ("WorldHeart"). The investment was written down to $6.2 million, which represents the value of the Company's preferred stock investment had it been converted into common stock at October 15, 2002. The decision to record the charge was based primarily on delays in WorldHeart's product development timelines, arising from its revised strategy.

        During the three months ended September 30, 2002, the Company recorded a $3.3 million charge for legal, administrative and regulatory expenses related to the acquisition of cardiovascular business in Japan (see "Joint Venture in Japan").

  Other Operating Income

        Other operating income represents the Company's 90% profit interest in the cardiovascular business in Japan (see "Joint Venture in Japan"). Other operating income was $3.6 million and $3.9 million for the three months ended September 30, 2002 and 2001, respectively, and $11.0 million and $12.2 million for the nine months ended September 30, 2002 and 2001, respectively. These decreases are due to several one-time expenses in the three and nine months ended September 30, 2002 partially offset by strong sales of cardiac surgery products.

  Interest Expense, net

        Interest expense, net was $2.7 million and $3.2 million during the three months ended September 30, 2002 and 2001, respectively, and $8.5 million and $19.6 million during the nine months ended September 30, 2002 and 2001, respectively. The decreases in interest expense, net resulted from (a) the Company's reduction of debt, (b) lower interest rates on its floating rate debt and (c) a $6.2 million charge during the three months ended June 30, 2001 related to a payment to unwind an interest rate swap agreement.

  Other (Income) Expense, net

        The following is a summary of other (income) expense, net (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Legal settlement, net	$—	$—	$(14.7)	$—
Sale of property development rights	—	—	(1.8)	—
Foreign exchange loss (gain)	1.3	(0.2)	(1.2)	2.9
Asset dispositions and write-downs, net	—	—	1.3	6.5
Investment write-offs	—	—	1.4	—
Other	0.3	0.4	0.9	(0.2)

	$1.6	$0.2	$(14.1)	$9.2

        Legal settlement, net relates to an agreement effective on April 24, 2002 between Edwards Lifesciences and Medtronic, Inc. settling certain patent infringement claims pursuant to which the Company received a one-time cash payment of $20.0 million (recorded as a gain of $14.7 million, net of legal expenses).

        Foreign exchange gains and losses relate to global trade and intercompany receivable balances.

  Provision for Income Taxes

        The effective income tax rates for the three and nine months ended September 30, 2002 and 2001 were impacted by several non-recurring items as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Provision for income taxes on recurring operations	$6.6	$5.4	$21.5	$18.2
Tax benefit from sale of perfusion services subsidiary in 2001	(20.1)	—	(20.1)	(11.9)
Tax benefit from impairment charge on WorldHeart investment	(13.3)	—	(13.3)
Impact of legal settlement	—	—	5.6	—
Other	(1.0)	—	(1.0)	(11.1)

Provision (benefit) for income taxes, as reported	$(27.8)	$5.4	$(7.3)	$(4.8)

        As a result of recent tax law developments and the filing of the Company's 2001 tax return, the Company recorded a $20.1 million tax benefit during the quarter ended September 30, 2002 related to the loss on sale of its United States perfusion services business in June 2001.

        Excluding the impact of non-recurring items, the effective income tax rate was 26% for the three and nine months ended September 30, 2002 and 27% and 28.5% for the three and nine months ended September 30, 2001, respectively. The decrease in the effective income tax rate for the three months ended September 30, 2002 as compared to the same period a year ago was due primarily to the elimination of all non-deductible goodwill amortization upon the adoption of SFAS No. 142 effective January 1, 2002. For more information see "New Accounting and Disclosure Standards Adopted."

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

        The Company has two unsecured revolving credit agreements providing for up to an aggregate of $530.0 million in borrowings in multiple currencies. One credit agreement provides for borrowings up to an aggregate of $430.0 million and expires on March 30, 2005. The other credit agreement provides for borrowings up to an aggregate of $100.0 million through March 27, 2003. As of September 30, 2002, borrowings of $279.9 million were outstanding under the $430.0 million credit agreement and no borrowings were outstanding under the $100.0 million credit agreement. All amounts outstanding under the $430.0 million credit agreement have been classified as long-term obligations, as these borrowings will continue to be refinanced pursuant to this credit agreement.

        On October 1, 2002, the Company incurred an additional $20.4 million of debt under the $430.0 million credit agreement to effect the acquisition of the joint venture in Japan.

        There have been no material changes in the Company's significant contractual obligations and commercial commitments as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2001.

        Cash flows provided by operating activities for the nine months ended September 30, 2002 increased $16.3 million from the same period a year ago due primarily to a legal settlement and lower net cash outflows related to accounts payable and accrued liabilities.

        Cash used in investing activities for the nine months ended September 30, 2002 consisted primarily of $24.9 million of capital expenditures and $4.8 million in patent related investments, partially offset by a $2.4 million receipt of an installment payment on a note receivable from Jostra AG. The Company expects to make capital investments of approximately $4 million during the three months ended December 31, 2002 primarily for information systems related to its Japanese business acquired on October 1, 2002.

        Cash used for financing activities for the nine months ended September 30, 2002 consisted primarily of net payments on long-term debt. In addition, the Company repurchased approximately 1,208,000 shares of its common stock, for an aggregate of $28.5 million, during the nine months ended September 30, 2002 through the stock repurchase program initiated in 2001, bringing the total shares repurchased program-to-date to approximately 1,235,000.

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

New Accounting and Disclosure Standards Adopted

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142, which changes the accounting for goodwill from an amortization method to an impairment-only approach, is effective for fiscal years beginning after December 15, 2001. No transition adjustment was recorded upon adoption of this standard on January 1, 2002. However, adoption of this standard resulted in the elimination of goodwill amortization commencing January 1, 2002. See Note 7 to the consolidated condensed financial statements for more information.

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

        Edwards Lifesciences manages its exposure to foreign currency fluctuations to minimize earnings and cash flow volatility associated with foreign exchange rate changes. In order to reduce the risk of foreign currency exchange rate fluctuations, Edwards Lifesciences has established a policy of hedging a substantial portion of its expected foreign currency denominated cash flow from operations. The instruments that Edwards Lifesciences uses for hedging are readily marketable traded forward contracts and options with financial institutions. Edwards Lifesciences expects that the changes in fair value of such contracts will have a high correlation to the foreign currency impact in the related hedged cash flow. Edwards Lifesciences does not expect that the risk of transaction gains or losses from changes in the fair value of its foreign exchange position will be material because most transactions will occur in either the functional currency or in a currency that has a high correlation to the functional currency. The principal currencies that Edwards Lifesciences hedges are the Japanese Yen and the Euro, which present the primary risk of loss. Any gains and losses on these hedge contracts are expected to offset changes in the value of the related exposures. Edwards Lifesciences will enter into foreign currency transactions only to the extent that foreign currency exposure exists; it will not enter into foreign currency transactions for speculative purposes.

  Interest Rate Risk

        Edwards Lifesciences utilizes interest rate swap agreements in managing its exposure to interest rate fluctuations. Interest rate swap agreements are executed as an integral part of specific debt transactions. The differential paid or received on interest rate swap agreements is recorded as an adjustment to interest expense over the term of the agreements. Edwards Lifesciences' interest rate swap agreements involve agreements to receive a floating rate and pay a fixed rate, at specified intervals, calculated on an agreed-upon notional amount. As of September 30, 2002, Edwards Lifesciences had in place interest rate swap agreements with a total notional amount of $196.8 million to swap floating rate United States dollar and Yen denominated debt obtained under the Company's revolving credit facilities for fixed rates.

  Investment Risk

        Edwards Lifesciences is exposed to investment risks related to changes in the fair values of its investments. The Company invests in equity instruments of public and private companies. These investments are classified in "Investments in unconsolidated affiliates" on the consolidated condensed balance sheets.

        During the quarter ended September 30, 2002, the Company recorded a $67.4 million pretax charge related to the impairment of its investment in preferred stock of WorldHeart. The investment was written down to $6.2 million, which represents the value of the Company's preferred stock investment had it been converted into common stock at October 15, 2002. The decision to record the charge was based primarily on delays in WorldHeart's product development timelines, arising from its revised strategy. Should WorldHeart fail to meet certain future development and financing milestones, further impairment charges may be necessary.

        In addition to the investment in WorldHeart, Edwards Lifesciences had approximately $14.6 million of investments in equity instruments of other companies. At September 30, 2002, the Company has recorded unrealized losses on these investments of $8.3 million in "Accumulated Other Comprehensive Income," net of tax. Management considers these declines temporary in nature based upon the individual companies' operating results, financial condition and product development milestones. Should these companies experience a decline in financial condition or fail to meet certain development milestones, the decline in the investments values may be considered other than temporary and impairment charges may be necessary.

Item 4. Controls and Procedures

        The Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company's disclosure controls and procedures as of a date within 90 days of the filing of this report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have determined that such controls and procedures are designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them, particularly during the period in which this Form 10-Q was being prepared. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the Evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

        On June 29, 2000, Edwards Lifesciences filed a lawsuit against St. Jude Medical, Inc. alleging infringement of three Edwards Lifesciences United States patents. This lawsuit was filed in the United States District Court for the Central District of California, seeking monetary damages and injunctive relief. St. Jude has answered and asserted various affirmative defenses and counterclaims with respect to the lawsuits. On April 9, 2002, the court granted Edwards Lifesciences' motion to amend the complaint to add a fourth United States patent. The court rendered a claim construction decision with respect to the first three patents on June 27, 2002. The court has not yet set a trial date.

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

Item 2. Changes in Securities and Use of Proceeds

        On August 16, 2002, the Company inadvertently sold 172 shares of its common stock without exemption in an ordinary broker's transaction to reverse excess purchases in connection with the Company's Executive Option Plan and paid commissions of $15, resulting in net proceeds of $4,379.

Item 6. Exhibits and Reports on Form 8-K.

(a)
Exhibits

  Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto and include the following

10.34	Supplemental Reorganization Agreement and Amendment to Tax Sharing Agreement, dated as of July 25, 2002, by and between Baxter International Inc. and Edwards Lifesciences Corporation
10.35	Kaisha Bunkatsu and Stock Purchase Agreement, dated as of July 25, 2002, entered into by and among Baxter Limited; Baxter Holdings Limited; Edwards Lifesciences Limited; and Edwards Lifesciences AG
10.36	Amendment No. 3, dated as of October 21, 2002, to the Five Year Credit Agreement dated as of March 30, 2000 among Edwards Lifesciences Corporation, a Delaware corporation; the Swiss Borrowers; the Japanese Borrowers; the Lenders from time to time party thereto; JPMorgan Chase Bank, as Administrative Agent; J. P. Morgan Europe Limited, as London Agent; Mizuho Corporate Bank, LTD., as the Tokyo Agent; Bank One, N.A., as Syndication Agent; and Credit Suisse First Boston, as Documentation Agent
10.37	Amendment No. 1, dated as of October 21, 2002, to the 364-Day Amended And Restated Credit Agreement dated as of March 28, 2002 among Edwards Lifesciences Corporation, a Delaware corporation; the Lenders from time to time party thereto, JPMorgan Chase Bank, as Administrative Agent; Credit Suisse First Boston, Cayman Islands Branch and Wachovia Bank, N.A., as Co-Syndication Agents and The Bank of Nova Scotia and Bank of America, N.A., as Co-Documentation Agents
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)
Reports on Form 8-K

  None

Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDWARDS LIFESCIENCES CORPORATION (Registrant)
Date: November 13, 2002	By: /s/ Bruce J. Bentcover Bruce J. Bentcover Corporate Vice President, Chief Financial Officer and Treasurer (Chief Accounting Officer)

EDWARDS LIFESCIENCES CORPORATION

CERTIFICATIONS PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Michael A. Mussallem, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Edwards Lifesciences Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By: /s/ Michael A. Mussallem Michael A. Mussallem Chairman of the Board and Chief Executive Officer

CERTIFICATION

I, Bruce J. Bentcover, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Edwards Lifesciences Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By: /s/ Bruce J. Bentcover Bruce J. Bentcover Corporate Vice President, Chief Financial Officer and Treasurer (Chief Accounting Officer)

EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Edwards Lifesciences Corporation (l)
3.2	Amended and Restated Bylaws of Edwards Lifesciences Corporation (a)
3.3	Form of Certificate of Designation for Edwards Lifesciences Corporation Series A Junior Participating Preferred Stock (included as Exhibit A to Exhibit 10.9) (a)
4.1	Specimen form of certificate representing Edwards Lifesciences Corporation common stock (a)
10.1	Form of Agreement and Plan of Reorganization, to be entered into between Edwards Lifesciences Corporation and Baxter International Inc. (a)
10.2	Form of Tax Sharing Agreement, to be entered into between Edwards Lifesciences Corporation and Baxter International Inc. (a)
*10.3	Edwards Lifesciences Corporation Long-Term Stock Incentive Compensation Program (a)
*10.4	Form of Edwards Lifesciences Corporation Change in Control Severance Agreement (i)
*10.5	Employment Agreement for Michael A. Mussallem (i)
*10.6	Promissory Note Secured by Deed of Trust for Michael A. Mussallem dated December 11, 2001 (l)
10.9	Form of Rights Agreement between Edwards Lifesciences Corporation and EquiServe Trust Company, N.A, as Rights Agent, dated as of March 31, 2000 (a)
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
10.34	Supplemental Reorganization Agreement and Amendment to Tax Sharing Agreement, dated as of July 25, 2002, by and between Baxter International Inc. and Edwards Lifesciences Corporation
10.35	Kaisha Bunkatsu and Stock Purchase Agreement, dated as of July 25, 2002, entered into by and among Baxter Limited; Baxter Holdings Limited; Edwards Lifesciences Limited; and Edwards Lifesciences AG
10.36
Amendment No. 3, dated as of October 21, 2002, to the Five Year Credit Agreement dated as of March 30, 2000 among Edwards Lifesciences Corporation, a Delaware corporation; the Swiss Borrowers; the Japanese Borrowers; the Lenders from time to time party thereto; JPMorgan Chase Bank, as Administrative Agent; J.P. Morgan Europe Limited, as London Agent; Mizuho Corporate Bank, LTD., as the Tokyo Agent; Bank One, N.A., as Syndication Agent; and Credit Suisse First Boston, as Documentation Agent
10.37
Amendment No. 1, dated as of October 21, 2002, to the 364-Day Amended And Restated Credit Agreement dated as of March 28, 2002 among Edwards Lifesciences Corporation, a Delaware corporation; the Lenders from time to time party thereto, JPMorgan Chase Bank, as Administrative Agent; Credit Suisse First Boston, Cayman Islands Branch and Wachovia Bank, N.A., as Co-Syndication Agents and The Bank of Nova Scotia and Bank of America, N.A., as Co-Documentation Agents
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

*
Represents management contract or compensatory plan

QuickLinks

TABLE OF CONTENTS
Part I. Financial Information
  Item 1. Financial Statements
CONSOLIDATED CONDENSED BALANCE SHEET SEPTEMBER 30, 2002 (unaudited)(in millions)
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (unaudited)(in millions, except per share information)
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)(in millions)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 2. Changes in Securities and Use of Proceeds
  Item 6. Exhibits and Reports on Form 8-K.
Signature
EDWARDS LIFESCIENCES CORPORATION CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION