Form 10-K
period 2002-12-31
EDWARDS LIFESCIENCES CORP
filed 2003-03-14
CIK 1099800

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From to

EDWARDS LIFESCIENCES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-4316614 (I.R.S. Employer Identification No.)

One Edwards Way, Irvine, California 92614
(Address of principal executive offices) (ZIP Code)

(949) 250-2500
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $1.00 per share Series A Junior Participating Preferred Stock Purchase Rights (currently traded with common stock)	Name of each exchange on which registered: New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☒    No ☐

        The aggregate market value of the registrant's common stock held by non-affiliates as of June 28, 2002 (the last trading day of the fiscal quarter): $1,380,185,562 based on a closing price of $23.20 of the registrant's common stock on the New York Stock Exchange. This calculation does not reflect a determination that persons are affiliates for any other purpose.

        The number of shares outstanding of the registrant's common stock, $1.00 par value, as of February 28, 2003 was 60,225,224.

Documents Incorporated by Reference

        Portions of the registrant's proxy statement for the 2003 Annual Meeting of Stockholders (to be filed on or before April 30, 2003) are incorporated by reference into Part III, as indicated herein.

EDWARDS LIFESCIENCES CORPORATION
Form 10-K Annual Report—2002
Table of Contents

PART I

Item 1    Business

        This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our future operations, financial condition and prospects, and business strategies. The words "may," "believe," "will," "expect," "project," "estimate," "anticipate," "plan," "continue" and other similar expressions generally identify forward-looking statements. Investors are cautioned not to unduly rely on such forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, results of operations, or performance to differ materially from our historical results or those expressed in any forward-looking statements contained in this report. Investors should carefully review the information contained under the caption "Certain Business Risks" beginning on page 11, and elsewhere in, or incorporated by reference into, this report.

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

        The products and technologies provided by Edwards Lifesciences to treat cardiovascular disease are categorized into five main areas:

  •
  Cardiac Surgery;

  •
  Critical Care;

  •
  Vascular;

  •
  Perfusion; and

  •
  Other Distributed Products.

        Patients undergoing surgical treatment for cardiovascular disease are likely to encounter a variety of Edwards Lifesciences' products and technologies. For example, an individual with a heart valve disorder may have a faulty valve re-shaped and repaired with an Edwards Lifesciences annuloplasty ring, or the surgeon may elect to remove the valve altogether and replace it with one of Edwards Lifesciences' bioprosthetic tissue heart valves, which can be made of bovine or porcine tissue. If a patient undergoes other types of open-heart surgery, such as a CABG procedure, the functions of their heart and lungs may be managed through the use of disposable products and equipment offered outside the United States and Western Europe by Edwards Lifesciences' perfusion product line. If the circulatory problems are in the limbs rather than in the heart, the patient's procedure may involve some of Edwards Lifesciences' vascular products, which include various types of balloon-tipped catheters that are used to remove blood clots. Virtually all high-risk patients in the operating room or cardiac care unit are candidates for having their cardiac function monitored by Edwards Lifesciences' critical care products. Lastly, Edwards Lifesciences' other distributed products include sales of intra-aortic balloon pumps, pacemakers, angioplasty systems and other products sold through the Company's distribution network in Japan, and miscellaneous pharmaceutical products sold in the United States.

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

        Edwards Lifesciences' principal executive offices are located at One Edwards Way, Irvine, California 92614. The telephone number at that address is (949) 250-2500. The Company makes available, free of charge on its web site located at www.edwards.com, its annual report on Form 10-K, quarterly reports of Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after filing such reports with the SEC.

Edwards Lifesciences' Product and Technology Offerings

        The following discussion summarizes the five main categories of products and technologies offered by Edwards Lifesciences to treat advanced cardiovascular disease. For more information on net sales from these five main categories, see "Net Sales by Product Line" under Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cardiac Surgery

        Heart Valve Therapy.    Edwards Lifesciences' heart valve and valve repair products are used to replace or repair a patient's diseased or defective heart valve. Edwards Lifesciences is the world's leading manufacturer of tissue heart valves and repair products. Edwards Lifesciences operates manufacturing facilities in Irvine, California, and Horw, Switzerland, producing pericardial and porcine valves from biologically inert animal tissue sewn onto proprietary wireform stents.

        The core of Edwards Lifesciences' tissue product line is the Carpentier-Edwards PERIMOUNT pericardial valve, including PERIMOUNT Magna, the newest generation pericardial valve recently launched in Europe. The PERIMOUNT valve is the most widely prescribed tissue heart valve in the world due to its proven durability and performance, and is the only pericardial valve available in the United States. Edwards Lifesciences' Carpentier-Edwards porcine valves, Edwards Prima Plus stentless tissue valve, Edwards MIRA bi-leaflet mechanical valve and the Starr-Edwards silastic ball valve complement its line of heart tissue valves.

        In addition to its replacement valves, Edwards Lifesciences is the worldwide leader in heart valve repair therapies with products including its Carpentier-Edwards annuloplasty rings, Cosgrove-Edwards annuloplasty system and Edwards MC3 Tricuspid annuloplasty system.

        Cannula.    The Company is a leading manufacturer of cannula products used during cardiac surgery including cannula to facilitate vacuum-assisted venous drainage during perfusion, and aortic dispersion cannula. Edwards Lifesciences also has a number of products to facilitate coronary artery bypass surgery when performed on a beating heart, including the AnastaFlo coronary shunt used to redirect blood away from the suturing site and the VisuFlo humidifying blower to keep the surgical site dry and optimize the surgeon's visual field during a cardiothoracic surgical procedure.

        Angina Therapy.    Edwards Lifesciences' distributes carbon-dioxide lasers and related disposables for use in transmyocardial revascularization, a procedure for treating severe angina. These products are manufactured by PLC Medical Systems Inc. and Edwards Lifesciences is responsible for all sales, marketing and distribution of these products in the United States.

        Cardiac Tissue Ablation.    The Company's cardiac surgery products also include the Optimaze surgical ablation system, a photonic laser system for cardiac tissue ablation. This system is expected to be available for commercial sale in the United States in the third quarter of 2003 and in Europe by the end of 2003.

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

        Edwards Lifesciences' hemodynamic monitoring technologies are often deployed before, during and after open heart, major vascular, major abdominal, neurological and orthopedic surgical procedures. Edwards Lifesciences manufactures and markets the Swan-Ganz brand line of hemodynamic monitoring products, originally launched in the 1970s. The latest evolution in the Swan-Ganz product line is the CCOmbo V catheter. The CCOmbo V catheter adds a proprietary continuous volume measurement to the series of continuous parameters already integrated into the device, most notably cardiac output and venous oxygen saturation. Edwards Lifesciences most recent addition to its hemodynamic monitoring product line is the PreSep central venous oximetry catheter.

        Edwards Lifesciences is also a global leader in the broader field of disposable pressure monitoring devices and has a line of innovative products enabling closed-loop arterial blood sampling to protect both patients and clinicians from the risk of infection. Central venous catheters are the primary route for fluid and medication delivery to patients undergoing major surgical procedures and/or intensive care. The Company's Advanced Venous Access products, marketed under the AVA HF and AVA 3Xi brand names, provide increased convenience, effectiveness and efficiency by integrating the capabilities of an introducer and multi-lumen central venous access into a single device. Edwards Lifesciences' Vantex central venous catheter, which is manufactured from a patented, antimicrobial material, addresses the potentially life-threatening and costly problems of bloodstream infections.

        The Company also markets a range of products required to perform hemofiltration, including access catheters, filters and solutions.

Vascular

        The pervasive nature of cardiovascular disease means that the circulatory conditions that occur inside the heart are often mirrored elsewhere in a patient's body. Atherosclerotic disease is one common circulatory condition, which involves the thickening of blood-carrying vessels and the formation of circulation-restricting plaque, clots and other substances, and often occurs concurrently in the vascular system as well as in the heart. When the abdomen, arms or legs are impacted, the diagnosis is usually peripheral vascular disease ("PVD"), which occurs in millions of patients worldwide.

        Edwards Lifesciences manufactures and sells a variety of products used to treat occlusive PVD, including a line of balloon-tipped, catheter-based products, as well as surgical clips and inserts, angioscopy equipment and artificial implantable grafts. Edwards Lifesciences' Fogarty line of embolectomy catheters has been an industry standard for removing blood clots from peripheral blood vessels for more than 40 years.

        A significant area of interest and investment for Edwards Lifesciences has been the development of endovascular grafts. Edwards Lifesciences has developed the Lifepath AAA endovascular graft system to less invasively treat potentially life-threatening abdominal aortic aneurysms. An aneurysm can form in the aorta, the body's main circulatory channel, when a portion of the aortic wall becomes weakened and bulges outward. Often, the aneurysm grows until it poses a life threatening risk of rupturing. The Lifepath AAA system treats abdominal aortic aneurysms by introducing an implantable graft that relines the wall of the aorta in the damaged area. By utilizing an endovascular approach, accessing and repairing the aneurysm from within the aorta, rather than making a major incision that exposes most of the body's internal organs, this procedure is less traumatic and less invasive than standard aortic repair surgery. The Lifepath AAA system is available for commercial sale in Europe and is undergoing clinical trials in the United States. The Company expects the Lifepath AAA system will be available for commercial sale in the United States in late 2004.

        In November 2001, Edwards Lifesciences announced an exclusive licensing agreement with Orbus Medical Technologies, Inc. to develop balloon- and self-expanding peripheral stents. Stents are small tubular structures used to prop open the diseased blood vessels of patients suffering from atherosclerotic vascular disease. To accelerate this initiative, the Company has partnered with Syntheon LLC to provide near-term engineering services and limited manufacturing support. Edwards Lifesciences expects to have a broad peripheral stent product offering ready for global release in mid-2003.

Perfusion

        Edwards Lifesciences develops, manufactures and distributes a line of disposable perfusion products for customers in regions outside of the United States and Western Europe. These products include the Edwards Vital oxygenator and various blood containers, filters and related devices used during the practice of bypassing the heart and lungs during open-heart surgical procedures. Edwards Lifesciences operates an oxygenator manufacturing facility in Brazil.

        Edwards Lifesciences also maintains a small perfusion services operation in Europe.

Other Distributed Products

        Other distributed products include sales of intra-aortic balloon pumps, pacemakers, angioplasty systems and other products sold though the Company's distribution network in Japan, and miscellaneous pharmaceutical products sold in the United States.

Competition

        The medical devices industry is highly competitive. Edwards Lifesciences competes with many companies, ranging from small start-up enterprises to companies that are larger and more established than Edwards Lifesciences with access to significant financial resources. Furthermore, rapid product development and technological change characterize the market in which Edwards Lifesciences competes. The present or future products of Edwards Lifesciences could be rendered obsolete or uneconomical by technological advances by one or more of Edwards Lifesciences' present or future competitors or by other therapies, including drug therapies. Edwards Lifesciences must continue to develop and acquire new products and technologies to remain competitive in the cardiovascular medical devices industry. Edwards Lifesciences believes that it competes primarily on the basis of product reliability and performance, product features that enhance patient benefit, customer and sales support, and cost-effectiveness.

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

        Edwards Lifesciences' products and technologies face substantial competition from a number of companies. In cardiac surgery, the primary competitors include St. Jude Medical, Inc., Medtronic, Inc. and SNIA S.p.A. In critical care, Edwards Lifesciences' principal competitors include Abbott Laboratories and Arrow International, Inc. In vascular, Edwards Lifesciences' primary competitors for the traditional surgical segments of its business include W.L. Gore & Associates, Inc. and Applied Medical Resources Corporation. For the Lifepath AAA system and the emerging peripheral vascular disease products, Edwards Lifesciences' competitors are, or are expected to be, Medtronic, Inc., Guidant Corporation, Johnson & Johnson and Boston Scientific Corporation. In perfusion, Edwards Lifesciences competes with SNIA S.p.A., Medtronic, Inc. and Jostra AG.

Sales and Marketing

        Edwards Lifesciences has a number of broad product lines that require a sales and marketing strategy tailored to its customers in order to deliver high-quality, cost-effective products and technologies to all of its customers worldwide. Edwards Lifesciences' portfolio includes some of the most recognizable product brands in cardiovascular devices today, including Carpentier-Edwards, Cosgrove-Edwards, Duraflo, Fogarty, Research Medical, Starr-Edwards and Swan-Ganz.

        Because of the diverse global needs of the population that Edwards Lifesciences serves, Edwards Lifesciences' distribution system includes a direct sales force and independent distributors. During the year ended December 31, 2002, approximately 8% of Edwards Lifesciences' net sales were from sales to Baxter, the majority of which resulted from sales to Baxter in Japan. In addition, Baxter served as a distributor of Edwards Lifesciences' products or provided distribution services in various other countries outside the United States. As of December 31, 2002, substantially all of these service agreements and relationships had been terminated. The distribution agreement with Baxter for sales in Japan was terminated when Edwards Lifesciences acquired the Japan business effective October 1, 2002. (See "Japan Joint Venture" in Management's Discussion and Analysis of Financial Condition and Results of Operations.) Edwards Lifesciences is not dependent on any single customer and no single customer accounted for more than 10% of Edwards Lifesciences' net sales in 2002.

        Sales personnel work closely with the primary decision makers who purchase Edwards Lifesciences' products, which include physicians, material managers, nurses, biomedical staff, hospital administrators and purchasing managers. Also, where appropriate, Edwards Lifesciences' sales force actively pursues approval of Edwards Lifesciences as a qualified supplier for hospital group purchasing organizations that negotiate contracts with suppliers of medical products. Edwards Lifesciences has contracts with a number of domestic national buying groups and is working with a growing number of regional buying groups that are emerging in response to cost containment pressures and health care reform in the United States.

        United States.    In the United States, Edwards Lifesciences sells substantially all of its products through its direct sales force. Substantially all of its direct sales force consists of employees of Edwards Lifesciences. In 2002, 54.4% of Edwards Lifesciences' reported sales were derived from sales to customers in the United States. Adjusting for the impact of the Company's acquisition of the cardiovascular business in Japan, foreign exchange and changes in distribution arrangements, 47.8% of Edwards Lifesciences' sales were derived from the United States.

        International.    In 2002, 45.6% of Edwards Lifesciences' reported sales were derived internationally through its direct sales force and independent distributors. Adjusting for the impact of the Company's acquisition of the cardiovascular business in Japan, foreign exchange and changes in distribution arrangements, 52.2% of Edwards Lifesciences' sales were derived from international sales. Edwards Lifesciences sells its products in approximately 100 countries. Major international markets for Edwards Lifesciences' products are: Japan, Germany, France, United Kingdom, Italy, Brazil, Canada, Belgium, Spain and The Netherlands. The sales and marketing approach in international geographies varies depending on each country's size and state of development. See Note 16 to the "Consolidated Financial Statements" contained herein for additional information.

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

        Edwards Lifesciences works closely with its suppliers to assure continuity of supply while maintaining high quality and reliability. Alternative supplier options are generally considered and identified, although Edwards Lifesciences does not typically pursue regulatory qualification of alternative sources due to the strength of its existing supplier relationships and the time and expense associated with the regulatory validation process. Although a change in suppliers could require significant effort or investment by Edwards Lifesciences in circumstances where the items supplied are integral to the performance of Edwards Lifesciences' products or incorporate unique technology, management does not believe that the loss of any existing supply contract would have a material adverse effect on the Company.

        Edwards Lifesciences follows rigorous sourcing and manufacturing procedures intended to safeguard humans from potential risks associated with diseases such as bovine spongiform encephalopathy ("BSE"), commonly known as "mad cow disease." Health and regulatory authorities have given guidance identifying three factors contributing to the control of BSE: source of animals, nature of tissue used and manufacturing process. The Company complies with all current global guidelines regarding risks for products intended to be implanted in humans. The Company obtains bovine tissue used in its pericardial tissue valve products only from sources within the United States, where strong control measures and surveillance programs exist and where no BSE cases have been reported. In addition, bovine tissue used in the Company's pericardial tissue valve products are from tissue types considered by global health and regulatory organizations to have shown no risk of infectibility. The Company's manufacturing and sterilization processes render tissue biologically safe from all known infectious agents and viruses, and exceed the worldwide standard for sterile medical products.

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

Quality Assurance

        Edwards Lifesciences is committed to providing quality products to its customers. To meet this commitment, Edwards Lifesciences has implemented modern quality systems and concepts throughout the organization. The quality system starts with the initial product specification and continues through the design of the product, component specification processes and the manufacturing, sales and servicing of the product. The quality system is designed to build in quality and to utilize continuous improvement concepts throughout the product lifecycle.

        Edwards Lifesciences' operations are certified under applicable international quality systems standards, such as ISO 9001, ISO 9002 and ISO 13485. These standards require, among other items, quality system controls that are applied to product design, component material, suppliers and manufacturing operations. These ISO certifications can be obtained only after a complete audit of a company's quality system has been conducted by an independent outside auditor. Periodic reexamination by an independent outside auditor is required to maintain these certifications.

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

        The Company spent $65.2 million on research and development in 2002, $55.0 million in 2001 and $54.4 million in 2000 (9.3%, 7.9% and 6.8% of net sales, respectively). A majority of Edwards Lifesciences' research and development investment has been applied to extend and defend its core cardiac surgery, critical care and vascular franchises, including research and development relating to next-generation pericardial tissue valves and enhanced tissue processing technologies. Additionally, the Company is investing in activities designed to create new growth platforms including endovascular graft systems, peripheral stents, endovascular heart valve repair and replacement, tissue engineered heart valves, laser-based photonic ablation to treat cardiac arrhythmia, and angiogenesis gene therapy treatment for coronary artery and peripheral vascular diseases.

        Edwards Lifesciences' research and development activities are carried out primarily in facilities located in the United States. The Company's experienced research and development staff is focused on product design and development, quality, clinical research and regulatory compliance. To pursue primary research efforts, Edwards Lifesciences has developed alliances with several leading research institutions and universities, and also works with leading clinicians around the world in conducting scientific studies on Edwards Lifesciences' existing and developing products. These studies include clinical trials, which provide data for use in regulatory submissions and post-market approval studies involving applications of Edwards Lifesciences' products.

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

        Edwards Lifesciences owns approximately 320 issued United States patents, 130 pending United States patent applications, 575 issued foreign patents and 445 pending foreign patent applications, and has licensed numerous United States patents and patent applications that relate to aspects of the technology incorporated in many of Edwards Lifesciences' products. This proprietary protection often affords Edwards Lifesciences the opportunity to enhance its position in the marketplace by precluding its competitors from using or otherwise exploiting Edwards Lifesciences' technology.

        Most of Edwards Lifesciences' products are protected in some way by issued patents and/or pending patent applications. Although the original Carpentier-Edwards pericardial valve patent expired in 2002 in most countries, Edwards Lifesciences has several other key patents and pending patent applications in the United States, Europe, Australia, Japan and Canada on improvements to the pericardial valve that enhance and extend the original patent coverage. Because of these design improvements, management does not expect the expiration of the original pericardial patent to have a significant effect on its business. Edwards Lifesciences also has many important United States and foreign patents and pending patent applications related to mitral valve repair and, in particular, patent coverage on the Cosgrove-Edwards annuloplasty system and the Carpentier-Edwards Physio annuloplasty ring. The Lifepath AAA system for endovascular repair of abdominal aortic aneurysms is an important technology that is protected by at least 17 issued United States patents and numerous issued patents and foreign patent applications pending in Europe, Canada, Japan and Australia. Edwards Lifesciences also has a number of key United States and foreign patents and patent applications that cover catheters, systems and methods for measuring and monitoring continuous cardiac output ("CCO") and vascular access products, including combinations of introducers and central venous catheters. Many of the CCO and vascular access patents were issued only recently and are expected to protect Edwards Lifesciences' intellectual property rights in such technologies for the next 10 to 15 years. In addition, Edwards Lifesciences has purchased and licensed extensive United States and foreign patents and patent applications in the angiogenesis field.

        Although some of Edwards Lifesciences' patents are due to expire within the next six years, Edwards Lifesciences' patent strategy is to file improvement patent applications and, in some cases, additional patent applications covering new aspects or modifications of the affected products, or line extensions of these products. As a result, the duration of some of the patents covering Edwards Lifesciences' products can extend up to 20 years from the date of filing of the patent application. Edwards Lifesciences management does not believe that the expiration of any one or more of its patents that are due to expire in the next six years will cause a material adverse effect on the sales of Edwards Lifesciences' products. In addition, Edwards Lifesciences is a party to several license agreements with unrelated third parties pursuant to which it has obtained, for varying terms, the exclusive or non-exclusive rights to certain patents held by such third parties in consideration for cross licensing rights or royalty payments. Edwards Lifesciences has also granted various rights in its own patents to others under license agreements. There can be no assurance that pending patent applications will result in issued patents. Competitors may challenge the validity and enforceability of, or circumvent, these patents issued to or licensed by Edwards Lifesciences. Such patents may also be found to be insufficiently broad to provide Edwards Lifesciences with a competitive advantage.

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

        Following are some of the primary trademarks of Edwards Lifesciences that are registered in the United States Patent and Trademark Office:

Advanced Venous Access	Duraflo	PERIMOUNT Plus
AnastaFlo	Edwards MIRA	Starr-Edwards
AVA 3Xi	Edwards Prima Plus	Swan-Ganz
Carpentier-Edwards	Evergrip	Vantex
Carpentier-Edwards Physio	Fogarty	Vigilance
CCOmbo	Lifepath AAA
Cosgrove-Edwards	PERIMOUNT

        Other key trademarks owned by Edwards Lifesciences:

AVA HF CCOmbo V BioPhysio Edwards Edwards Lifesciences	Edwards MC3 Everclip LifeStent Optimaze PERIMOUNT Magna	PreSep Research Medical Thrombex PMT VisuFlo XenoLogiX

        Many of these trademarks have also been registered for use in certain foreign countries where registration is available and Edwards Lifesciences has determined it is commercially advantageous to do so.

Government Regulation and Other Matters

        Regulatory Approvals.    In the United States, the Food and Drug Administration ("FDA") has responsibility for regulating the introduction of new medical devices. The FDA regulates laboratory and manufacturing practices, labeling and record-keeping for medical devices, and review of required manufacturers' reports of adverse experience to identify potential problems with marketed medical devices. Many of the devices that Edwards Lifesciences develops and markets are in a category for which the FDA has implemented stringent clinical investigation and pre-market approval requirements. The process of obtaining FDA approval to market a product can be resource-intensive, lengthy and costly. FDA review may involve substantial delays that adversely affect the marketing and sale of Edwards Lifesciences' products. Any delay or acceleration experienced by Edwards Lifesciences in obtaining regulatory approvals to conduct clinical trials or in obtaining required market clearances (especially with respect to significant products in the regulatory process that have been discussed in public announcements) may affect Edwards Lifesciences' operations or the market's expectations for the timing of such events and, consequently, the market price for Edwards Lifesciences' common stock. The FDA has the authority to halt the distribution of certain medical devices, detain or seize adulterated or misbranded medical devices, or order the repair, replacement or refund of the costs of such devices. The FDA also may require notification of health professionals and others with regard to medical devices that present unreasonable risks of substantial harm to the public health. The FDA may enjoin and restrain certain violations of the Food, Drug and Cosmetic Act and the Safe Medical Devices Act pertaining to medical devices, or initiate action for criminal prosecution of such violations. Moreover, the FDA administers certain controls over the export of medical devices from the United States and the importation of devices into the United States.

        Medical device laws are also in effect in countries outside of the United States where Edwards Lifesciences does business. These range from comprehensive device approval requirements for some or all of Edwards Lifesciences' medical device products to requests for product data or certifications. The number and scope of these requirements are increasing.

        Edwards Lifesciences is also governed by federal, state, local and foreign laws of general applicability, such as those regulating employee health and safety. In addition, Edwards Lifesciences is subject to various federal, state, local and foreign environmental protection laws and regulations, including those governing the adverse impact of material on the environment.

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

        Diagnostic-related groups' reimbursement schedules regulate the amount the United States government, through the Health and Human Services Centers for Medicare and Medicaid Services, will reimburse hospitals and doctors for the inpatient care of persons covered by Medicare. In response to rising Medicare and Medicaid costs, several legislative proposals in the United States have been advanced that would restrict future funding increases for these programs. While Edwards Lifesciences has been unaware of significant domestic price resistance directly as a result of the reimbursement policies of diagnostic-related groups, changes in these reimbursement levels and processes could have an adverse effect on Edwards Lifesciences' domestic pricing flexibility.

        In keeping with the increased emphasis on cost-effectiveness in health care delivery, the current trend among domestic hospitals and other customers of medical device manufacturers is to consolidate into larger purchasing groups to enhance purchasing power. The medical device industry has also experienced some consolidation, partly in order to offer a broader range of products to large purchasers. As a result, transactions with customers are larger, more complex and tend to involve more long-term contracts than in the past. The enhanced purchasing power of these larger customers may also increase the pressure on product pricing, although management is unable to estimate the potential impact at this time.

Employees

        As of December 31, 2002, Edwards Lifesciences had approximately 5,000 employees worldwide, the majority of whom were located at the Company's headquarters in Irvine, California, and at its manufacturing facility in Puerto Rico. Other major concentrations of employees are located in The Dominican Republic, Europe and Japan. Edwards Lifesciences emphasizes competitive compensation, benefits, equity participation and work environment practices in its efforts to attract and retain qualified personnel. None of Edwards Lifesciences' North American employees are represented by a labor union. In various countries outside of North America, the Company interacts with trade unions and work councils that represent a limited number of employees. Edwards Lifesciences has a very engaged workforce as measured by the Gallup Employee Engagement Survey.

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

        Edwards Lifesciences uses a diverse and broad range of raw and organic materials and other items in the design and manufacture of its products. Edwards Lifesciences' non-implantable products are manufactured from man-made raw materials including resins, chemicals, electronics and metals. Edwards Lifesciences' heart valve therapy products are manufactured from treated natural animal tissue and man-made materials. Edwards Lifesciences purchases certain of the materials and components used in the manufacture of its products from external suppliers. In addition, Edwards Lifesciences purchases certain supplies from single sources for reasons of quality assurance, cost-effectiveness or constraints resulting from regulatory requirements. Edwards Lifesciences works closely with its suppliers to assure continuity of supply while maintaining high quality and reliability. Alternative supplier options are generally considered and identified, although Edwards Lifesciences does not typically pursue regulatory qualification of alternative sources due to the strength of its existing supplier relationships and the time and expense associated with this regulatory process. Although a change in suppliers could require significant effort or investment by Edwards Lifesciences in circumstances where the items supplied are integral to the performance of Edwards Lifesciences' products or incorporate unique technology, management does not believe that the loss of any existing supply contract would have a material adverse effect on the Company.

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

        Because Edwards Lifesciences sells its products in a number of foreign countries, its business is subject to risks associated with doing business internationally. Sales of Edwards Lifesciences originating outside of the United States, as a percentage of total sales, were 45.6% in 2002. Edwards Lifesciences anticipates that sales from international operations will continue to represent a substantial portion of its total sales. In addition, many of Edwards Lifesciences' manufacturing facilities and suppliers are located outside of the United States. Edwards Lifesciences management expects to increase its sales efforts internationally, which could expose it to greater risks associated with international sales and operations. Accordingly, Edwards Lifesciences' future results could be harmed by a variety of factors, including:

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

        Edwards Lifesciences generated 45.6% of its 2002 sales outside of the United States. Measured in local currency, a substantial portion of Edwards Lifesciences' foreign generated sales were generated in Europe (and primarily denominated in the Euro) and in Japan. The United States dollar value of Edwards Lifesciences' foreign-generated sales varies with currency exchange rate fluctuations. Significant increases in the value of the United States dollar relative to the Euro or the Japanese Yen, as well as other currencies, could have a material adverse effect on Edwards Lifesciences' results of operations. Edwards Lifesciences has a hedging policy that attempts to manage currency exchange rate risks to an acceptable level based on management's judgment of the appropriate trade-off between risk, opportunity and cost; however, this hedging policy may not completely eliminate the effects of currency exchange rate fluctuations.

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

        Edwards Lifesciences' success and competitive position are dependent, in part, upon its proprietary intellectual property. Edwards Lifesciences relies on a combination of patents, trade secrets and nondisclosure agreements to protect its proprietary intellectual property, and will continue to do so. Although Edwards Lifesciences seeks to protect its proprietary rights through a variety of means, the

Company cannot guarantee that the protective steps it has taken are adequate to protect these rights. Patents issued to or licensed by Edwards Lifesciences in the past or in the future may be challenged and held invalid or not infringed by third parties. Competitors may also challenge Edwards Lifesciences' patents.

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

        Third parties could also obtain patents that may require Edwards Lifesciences to either redesign its products or, if possible, negotiate licenses to conduct its business. If Edwards Lifesciences is unable to redesign its products or obtain a license, the Company may have to exit a particular product offering.

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

        The medical device industry has been consolidating and as a result, transactions with customers are larger, more complex and tend to involve more long-term contracts. The enhanced purchasing power of these larger customers may also increase downward pressure on product pricing. In addition, many existing and potential domestic customers for Edwards Lifesciences' products have combined to form Group Purchasing Organizations ("GPOs"). GPOs negotiate pricing arrangements with medical supply manufacturers and distributors and these negotiated prices are made available to members of GPOs. If Edwards Lifesciences is not one of the providers selected by a GPO, Edwards Lifesciences may be precluded from making sales to members of a GPO for several years. Even if Edwards Lifesciences is one of the selected providers, the Company may be at a disadvantage relative to other selected providers that are able to offer volume discounts based on purchases of a broader range of medical equipment and supplies. Further, Edwards Lifesciences may be required to commit to pricing that has a material adverse effect on sales and profit margins, the business, financial condition and results of operations of Edwards Lifesciences.

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

        Edwards Lifesciences sells its products and technologies to hospitals, doctors and other health care providers, all of which receive reimbursement for the health care services provided to their patients from third-party payors, such as government programs (both domestic and international), private insurance plans and managed care programs. These third-party payors may deny reimbursement if they determine that a device used in a procedure was not used in accordance with cost-effective treatment methods, as determined by such third-party payor, or was used for an unapproved indication. Third-party payors may also decline to reimburse for experimental procedures and devices. Many of Edwards Lifesciences' existing and future products are cost-effective because they are intended to reduce overall health care costs over a long period of time. Edwards Lifesciences cannot be certain whether these third-party payors will recognize these cost savings or will merely focus on the lower initial costs associated with competing therapies. If Edwards Lifesciences' products are not considered cost-effective by third-party payors, Edwards Lifesciences' customers may not be reimbursed for the Company's products.

        In addition, third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for medical products and services. There can be no assurance that levels of reimbursement, if any, will not be decreased in the future, or that future legislation, regulation or reimbursement policies of third-party payors will not otherwise adversely affect the demand for and price levels of Edwards Lifesciences' products. In Japan, customers are reimbursed for Edwards Lifesciences products under a government-operated insurance system. Under this system, the Japanese government annually reviews the reimbursement levels for products. The Japanese government is also considering other reimbursement regulation. If the Japanese government decides to reduce reimbursement levels for Edwards Lifesciences' products, Edwards Lifesciences' product pricing may be adversely affected.

Item 2    Properties

        The locations and uses of the major properties of Edwards Lifesciences are as follows:

North America
Irvine, California	(1)	Corporate Headquarters, Research and Development, Regulatory and Clinical Affairs and Manufacturing
Memphis, Tennessee	(1)	Distribution and Logistics
Midvale, Utah	(1)	Administration, Research and Development and Manufacturing
Haina, The Dominican Republic	(2)	Manufacturing
Anasco, Puerto Rico	(2)	Manufacturing
Europe
Horw, Switzerland	(2)	Administration, Distribution and Manufacturing
Saint Prex, Switzerland	(2)	European Headquarters
South America
São Paulo, Brazil	(1),(2)	Administration, Distribution and Manufacturing
Japan
Tokyo, Japan	(2)	Japan Headquarters, Distribution
Miyazaki, Japan	(2)	Manufacturing, Distribution

(1)
Owned property.
(2)
Leased property.

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

        On June 29, 2000, Edwards Lifesciences also filed a lawsuit against St. Jude Medical, Inc. alleging infringement of three Edwards Lifesciences United States patents. This lawsuit was filed in the United States District Court for the Central District of California, seeking monetary damages and injunctive relief. St. Jude has answered and asserted various affirmative defenses and counterclaims with respect to the lawsuits. On April 9, 2002, a fourth Edwards Lifesciences United States patent was added to the lawsuit. Discovery is proceeding.

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

Item 4    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

PART II

Item 5    Market for the Registrant's Common Equity and Related Stockholder Matters

Market Price

        The principal market for Edwards Lifesciences' common stock is the New York Stock Exchange (the "NYSE"). The table below sets forth, for the calendar quarters indicated, the high and low sales prices of Edwards Lifesciences' common stock as reported by the NYSE.

	2002		2001
	High	Low	High	Low
Calendar Quarter Ended:
March 31	$29.60	$25.00	$22.75	$16.75
June 30	28.05	22.18	26.45	17.80
September 30	25.75	18.40	28.00	20.40
December 31	27.50	23.81	29.15	22.60

Number of Stockholders

        On February 28, 2003, there were 38,593 stockholders of record of Edwards Lifesciences' common stock.

Dividends

        Edwards Lifesciences has never paid any cash dividends on its capital stock and has no current plans to pay any cash dividends. The current policy of Edwards Lifesciences is to retain any future earnings for use in the business of the Company.

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

		As of or for the years ended December 31
		2002	2001	2000	1999	1998
		(in millions except per share data)
OPERATING RESULTS(a)	Net sales	$704.0	$692.1	$803.8	$905.0	$865.0
	Gross profit	404.9	368.4	380.5	439.0	399.0
	Income (loss) from continuing operations(b)	55.7	(11.4)	(271.7)	82.0	62.0
BALANCE SHEET DATA	Total assets(c)	$1,008.2	$982.9	$1,106.7	$1,437.0	$1,483.0
	Long-term debt and lease obligations	245.5	309.8	367.2	—	—
COMMON STOCK INFORMATION	Income (loss) from continuing operations per common share:
	Basic	$0.94	$(0.19)	—	—	—
	Diluted	0.91	(0.19)	—	—	—
	Cash dividends declared per common share	—	—	—	—	—

(a)
The results prior to April 1, 2000 present Edwards Lifesciences on a divisional basis as it had historically been operated as part of Baxter. From April 1, 2000 (the date following the distribution of the Company's common stock to stockholders of Baxter) to September 30, 2002, Edwards Lifesciences Japan business is presented on an equity basis as opposed to the consolidation method reflected in the historical results. Commencing October 1, 2002, the Company began reporting the results of its Japan business on a fully consolidated basis. See "Joint Venture in Japan" in Management's Discussion and Analysis of Financial Condition and Results of Operations for more information.

(b)
See Note 4 to the "Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding non-recurring charges of $67.4 million, $83.0 million and $312.2 million during 2002, 2001 and 2000, respectively.

(c)
See Note 4 to the "Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding the write down of goodwill of $80.7 million and $282.0 million during 2001 and 2000, respectively.

Item 7    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis present the factors that had a material effect on the results of operations of Edwards Lifesciences during the three years ended December 31, 2002. Also discussed is Edwards Lifesciences' financial position as of December 31, 2002. You should read this discussion in conjunction with the historical consolidated financial statements and related notes included elsewhere in this Form 10-K.

        Certain disclosures prepared in accordance Generally Accepted Accounting Principles ("GAAP") contained in this discussion are accompanied by disclosures that are not prepared in conformity with GAAP. These non-GAAP disclosures generally:

  •
  exclude the impacts of foreign exchange;

  •
  present Japan on a consolidated basis for all periods (see "Joint Venture in Japan"); and

  •
  exclude the impacts of various divestitures and other non-recurring charges (see "Disposition of Assets and Other Non-Recurring Charges, net").

        Management has determined that inclusion of these non-GAAP disclosures provides a more meaningful comparison of the Company's operating results for the periods presented in this discussion and better reflects the Company's ongoing operations.

Overview

        Edwards Lifesciences is a global provider of products and technologies that are designed to treat advanced cardiovascular disease. Edwards Lifesciences focuses on providing products and technologies to address four main cardiovascular disease states:

  •
  heart valve disease;

  •
  coronary artery disease;

  •
  peripheral vascular disease; and

  •
  congestive heart failure.

        The products and services provided by Edwards Lifesciences to treat cardiovascular disease are categorized into five main areas:

  •
  Cardiac Surgery;

  •
  Critical Care;

  •
  Vascular;

  •
  Perfusion; and

  •
  Other Distributed Products.

        Edwards Lifesciences' cardiac surgery portfolio is comprised primarily of products relating to heart valve therapy, transmyocardial revascularization, and cannula products used during open-heart surgery. Edwards Lifesciences is the world's leader in, and has been a pioneer in the development and commercialization of, tissue valves and repair products used to replace or repair a patient's diseased or defective heart valve. In the critical care area, Edwards Lifesciences is a world leader in hemodynamic monitoring systems used to measure a patient's heart function, and also provides central venous access products for fluid and drug delivery. Edwards Lifesciences' vascular portfolio includes a line of balloon catheter-based products, surgical clips and inserts, angioscopy equipment, artificial implantable grafts, and an endovascular system used to treat life-threatening abdominal aortic aneurysms less invasively. In the perfusion category, Edwards Lifesciences develops, manufactures and markets, in regions outside the United States and Western Europe, a diverse line of disposable products used during cardiopulmonary bypass procedures, including oxygenators, blood containers, filters and related devices. Effective June 30, 2001, the Company sold its perfusion services business in the United States to an affiliate of Fresenius Medical Care AG (see "Disposition of Assets and Other Non-Recurring Charges, net"). The Company continues to maintain a small perfusion services business in Europe. Lastly, other distributed products include sales of intra-aortic balloon pumps, pacemakers, angioplasty systems and other products sold though the Company's distribution network in Japan, and miscellaneous pharmaceutical products sold in the United States.

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

  Joint Venture in Japan

        The Japanese business is included in the Consolidated Statements of Operations for the three months ended March 31, 2000, consistent with the historical treatment of the Company's operations while a part of Baxter. Subsequent to the distribution of the Company's common stock to stockholders of Baxter on March 31, 2000 (referred to as the "Distribution"), the cardiovascular business in Japan was being operated pursuant to a joint venture under which a Japanese subsidiary of Baxter retained ownership of the Japanese business assets, but a subsidiary of Edwards Lifesciences held a 90% profit interest. Edwards Lifesciences was given an option to purchase the Japanese business assets that was exercisable no earlier than August 1, 2002 and no later than March 31, 2005. From April 1, 2000 to September 30, 2002, Edwards Lifesciences (a) recognized its shipments into the joint venture as sales at distributor price at the time the joint venture sold to the end customer, and (b) utilized the equity method of accounting to record its 90% profit interest in the operations of the joint venture in Other Operating Income.

        On October 1, 2002, the Company acquired from Baxter for $19.0 million, net, the cardiovascular business in Japan. The purchase price excluded approximately $30 million of securitized accounts receivable. In the three months ended September 30, 2002, the Company recorded a $3.3 million charge for legal, administrative and regulatory expenses related to the acquisition. Commencing October 1, 2002 the Company began reporting the results of the Japan business on a fully consolidated basis. The acquisition did not materially impact the Company's net income as the terms of the joint venture agreement enabled Edwards Lifesciences to record substantially all of the net profit generated by the Japan business.

Results of Operations

  Net Sales Trends

        The following table is a summary of domestic and international net sales (dollars in millions):

	Years Ended December 31,			Percent Change
	2002	2001	2000	2002	2001
United States	$383.3	$420.8	$481.8	(8.9%)	(12.7%)
International	320.7	271.3	322.0	18.2%	(15.7%)

Total net sales	$704.0	$692.1	$803.8	1.7%	(13.9%)

        The net sales decreases in the United States during 2002 and 2001 were due primarily to the sale of the Company's perfusion services business in the United States effective June 30, 2001, partially offset by an increase in sales of cardiac surgery products. The 2001 decrease was also impacted by the sale of the Company's perfusion products line effective August 31, 2000 (see "Disposition of Assets and Other Non-Recurring Charges, net" for more information regarding the sales of the perfusion services and products lines).

        The increase in international net sales in 2002 and the decrease in 2001 resulted primarily from the change in accounting for sales in Japan (see "Joint Venture in Japan"). Assuming the Japan business was consolidated for all periods presented, international net sales for the years 2002 and 2001 would have increased 4.5% and decreased 7.2%, respectively. Additionally, excluding the impact of changes in foreign currency exchange rates (primarily the movement of the United States dollar against the Euro and the Japanese Yen), international net sales for the years 2002 and 2001 would have increased 5.5% and 1.3%, respectively. These adjusted fluctuations were due primarily to an increase in sales of cardiac surgery products, offset in 2001 by the partial sale of the Company' perfusion products line effective August 31, 2000.

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

  Net Sales by Product Line

        The following table is a summary of net sales by product line (dollars in millions):

	Years Ended December 31,			Percent Change
	2002	2001	2000	2002	2001
Cardiac Surgery	$365.9	$329.0	$311.2	11.2%	5.7%
Critical Care	230.3	209.9	217.3	9.7%	(3.4%)
Vascular	51.3	49.3	54.8	4.1%	(10.0%)
Perfusion	43.2	102.1	206.7	(57.7%)	(50.6%)
Other Distributed Products	13.3	1.8	13.8	638.9%	(87.0%)

Total net sales	$704.0	$692.1	$803.8	1.7%	(13.9%)

        Commencing October 1, 2002 the Company began reporting the results of its Japan business on a fully consolidated basis. Assuming the Japan business was consolidated for all periods presented, net sales by product line would have been as follows (dollars in millions):

	Years Ended December 31,			Percent Change
	2002	2001	2000	2002	2001
Cardiac Surgery	$375.0	$338.6	$317.9	10.8%	6.5%
Critical Care	251.1	245.2	247.7	2.4%	(1.0%)
Vascular	53.3	52.3	57.3	1.9%	(8.7%)
Perfusion	58.6	122.6	221.3	(52.2%)	(44.6%)
Other Distributed Products	43.2	42.5	47.2	1.6%	(10.0%)

Total net sales	$781.2	$801.2	891.4	(2.5%)	(10.1%)

        Assuming the Japan business was consolidated for all periods presented, excluding the impact of foreign currency exchange rate fluctuations and assuming the sales of (a) the mechanical cardiac assist product line, (b) the perfusion product line and (c) the perfusion services business had occurred as of

January 1, 2000 (see "Disposition of Assets and Other Non-recurring Charges, net"), net sales by product line ("Adjusted Net Sales") would have changed as follows (dollars in millions):

	Years Ended December 31,			Percent Change
	2002	2001	2000	2002	2001
Cardiac Surgery	$376.4	$338.6	308.7	11.2%	9.7%
Critical Care	258.6	250.6	240.5	3.2%	4.2%
Vascular	53.6	52.5	55.6	2.1%	(5.6%)
Perfusion	63.4	66.2	70.1	(4.2%)	(5.6%)
Other Distributed Products	49.0	46.4	46.2	5.6%	0.4%

Total net sales	$801.0	$754.3	$721.1	6.2%	4.6%

  Cardiac Surgery

        The Adjusted Net Sales growth in 2002 and 2001 in cardiac surgery products resulted primarily from strong sales growth of pericardial tissue valves and heart valve repair products in the United States and Japan. Management expects that its heart-valve therapy products will continue to serve as a key driver of Edwards Lifesciences' sales growth.

  Critical Care

        The Adjusted Net Sales growth in 2002 and 2001 in critical care products was due primarily to strong sales of advanced technology catheter products and access and hemofiltration products, partially offset by the decline in base hemodynamic catheters. Critical care products have been, and are expected to continue to be, significant contributors to Edwards Lifesciences' total sales.

  Vascular

        The Adjusted Net Sales growth for vascular products for 2002 was primarily the result of initial sales of the Lifepath AAA endovascular graft system, which offset declining sales of the Company's base vascular products due to the ongoing shift to less invasive therapies and non-surgical options. The decline in Adjusted Net Sales for vascular products for 2001 resulted primarily from declines in base vascular products, and the wind-down of a distribution contract in France during 2001.

        Management continues to see opportunities in less invasive peripheral vascular disease treatments and intends to build on the Company's strong base franchise by developing and marketing products such as (a) its Lifepath AAA endovascular graft system, which is currently being marketed in Europe and undergoing clinical studies in the United States, and (b) a broad peripheral stent offering, which is scheduled for launch in mid-2003.

  Perfusion

        The Adjusted Net Sales decrease for perfusion for 2002 and 2001 was due primarily to an ongoing reduction of sales to Jostra AG, the purchaser during 2000 of the Company's line of perfusion products in Western Europe and the United States. Additionally, in 2001 there was a decline in perfusion services in Western Europe due to a continually increasing number of "beating heart" coronary artery bypass surgeries. The Company anticipates that sales of distributed perfusion products in certain regions and its sales to Jostra will continue to decline.

  Other Distributed Products

        Other distributed products includes sales of intra-aortic balloon pumps, pacemakers, angioplasty systems and other products sold though the Company's distribution network in Japan, and miscellaneous pharmaceutical products sold in the United States. The increase in Adjusted Net Sales in 2002 is spread across several product categories.

  Gross Profit

	Years Ended December 31,			Percentage Point Increase
	2002	2001	2000	2002	2001
Gross profit as a percentage of net sales	57.5%	53.2%	47.3%	4.3 pts.	5.9 pts.

        Reflecting the Japanese business on a consolidated basis for all periods presented, and assuming the sales of the mechanical cardiac assist product line, the perfusion products line and the perfusion services business (see "Disposition of Assets and Other Non-recurring Charges, net") had occurred on January 1, 2000, gross profit as a percentage of net sales ("Adjusted Percentage") would have been 57.7% in 2002, 57.1% in 2001 and 55.2% in 2000.

        The increase in the Adjusted Percentage for 2002 and 2001 was due primarily to increased sales of higher-margin cardiac surgery products, offset in 2002 by the impact of foreign exchange.

  Selling, General and Administrative ("SG&A") Expenses

	Years Ended December 31,			Percentage Point Increase
	2002	2001	2000	2002	2001
SG&A expenses as a percentage of net sales	32.4%	29.4%	26.8%	3.0 pts.	2.6 pts.

        Reflecting the Japanese business on a consolidated basis for all periods presented, and assuming the sales of the mechanical cardiac assist product line, the perfusion products line and the perfusion services business (see "Disposition of Assets and Other Non-recurring Charges, net") had occurred on January 1, 2000, SG&A expenses as a percentage of net sales ("Adjusted Percentage") would have been 33.5% in 2002, 32.8% in 2001 and 31.0% in 2000.

        The increase in the Adjusted Percentage for 2002 was due primarily to increased spending on heart valve growth opportunities and the impact of foreign exchange. The Adjusted Percentage increase in 2001 was due primarily to additional personnel costs and expenses associated with the Company's operation as an independent company commencing April 1, 2000.

  Research and Development Expenses

	Years Ended December 31,			Percentage Point Increase
	2002	2001	2000	2002	2001
Research and development expenses as a percentage of net sales	9.3%	7.9%	6.8%	1.4 pts.	1.1 pts.

        Reflecting the Japanese business on a consolidated basis for all periods presented, and assuming the sales of the mechanical cardiac assist product line, the perfusion products line and the perfusion services business (see "Disposition of Assets and Other Non-recurring Charges, net") had occurred on January 1, 2000, research and development expenses as a percentage of net sales ("Adjusted Percentage") would have been 8.7% in 2002, 7.8% in 2001 and 6.7% in 2000.

        The Adjusted Percentage increases in research and development expenses relate primarily to investments in the Company's peripheral vascular disease platform and other growth initiatives. These increases reflect Edwards Lifesciences' commitment to ongoing research and development to deliver advanced new products, to enhance the effectiveness, ease of use, safety and reliability of its current products and to expand the applications of its products as appropriate.

  Goodwill Amortization

        The elimination of goodwill amortization for the year 2002 resulted from the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" (see "New Accounting and Disclosure Standards Issued"). Effective January 1, 2002, the accounting for goodwill changed from an amortization method to an impairment-only approach.

        The reduction in goodwill amortization for the year 2001 resulted primarily from (a) the sale of the perfusion services business in the United States and the disposition of the related goodwill effective June 30, 2001, and (b) the write-down of goodwill related to the sale of the Company's line of perfusion products in the United States and Western Europe effective June 30, 2000 (see "Disposition of Assets and Other Non-Recurring Charges, net").

  Disposition of Assets and Other Non-recurring Charges, net

  2002

        In September 2002, the Company recorded a $67.4 million pretax charge related to the impairment of its investment in preferred stock of World Heart Corporation ("WorldHeart"). The investment was written down to $6.2 million, which represented the value of the Company's preferred stock investment had it been converted into common stock at October 15, 2002. The decision to record the charge was based primarily on delays in WorldHeart's product development timelines, arising from its revised strategy.

  2001

  Loss on Sale of Assets ($68.2 million)

        Effective June 30, 2001, the Company sold the stock of Edwards Lifesciences Cardiovascular Resources, Inc. ("ELCR") to Fresenius Medical Care AG ("Fresenius") for cash proceeds of $45.0 million (the "ELCR Sale"), resulting in a pre-tax loss of $68.2 million. ELCR provided and managed perfusionists, monitoring systems, capital equipment and disposable material on a contract service basis to hospitals in the United States and Puerto Rico.

        The following unaudited pro forma consolidated condensed statement of operations gives effect to the ELCR Sale as if it had occurred on January 1, 2001 and excludes the $68.2 million loss on the sale. The unaudited pro forma consolidated condensed statement of operations does not purport to be indicative of either the results of future operations or the results of operations that would have occurred had the ELCR Sale been consummated on January 1, 2001. The following amounts are in millions, except per share amounts:

Year Ended December 31, 2001
Net sales	$631.1
Net income	45.9
Net loss per share:
Basic	0.78
Diluted	0.75

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

  2000

  Loss on Sale and Abandonment of Assets ($302.0 million)

        During 2000, the Company sold the majority of its United States and Western European assets and rights related to its perfusion products to Jostra AG (the "Jostra Sale"). In accordance with SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges," the Company recorded a pre-tax impairment charge of $290.5 million in 2000 to reduce the carrying value of these assets to fair value based upon the estimated net proceeds from the Jostra Sale. Assets subject to this impairment charge consisted primarily of goodwill ($245.0 million) and special-use manufacturing and support assets. The goodwill impairment charge was calculated based upon a pro rata allocation of the goodwill using the relative fair values of the affected long-lived assets and identifiable intangibles acquired at the inception date of the goodwill. On August 31, 2000, Edwards Lifesciences completed the Jostra Sale for $24.0 million (consisting of $10.0 million in cash and a $14.0 million note receivable, payable in six equal quarterly installments through March 1, 2002, plus interest at an annual effective rate of 8%). All payments under the note have been made.

        In conjunction with the Jostra Sale, during 2000 the Company recorded charges to establish a $9.7 million reserve for personnel costs and a $1.8 million reserve for exit activities. The personnel costs consisted primarily of severance, medical plan continuation and outplacement services for the approximately 225 employees impacted by the Jostra Sale. The impacted employees were located in Europe, the United States and Puerto Rico, and primarily worked in a manufacturing capacity. The exit activities consisted primarily of information systems costs, contract termination costs and shutdown expenses.

        The following table summarizes the utilization of these reserves through December 31, 2001 (in millions):

	Initial Reserve	Utilized in 2000	Balance at December 31, 2000	Utilized in 2001	Balance at December 31, 2001
Personnel costs	$9.7	$(1.8)	$7.9	$(7.9)	$—
Exit activities	1.8	(1.4)	0.4	(0.4)	—

	$11.5	$(3.2)	$8.3	$(8.3)	$—

  Gain on Sale of Assets ($35.0 million)

        On June 30, 2000, Edwards Lifesciences transferred the rights, intellectual property and United States' assets related to the Novacor mechanical cardiac assist product line to WorldHeart. In return, the Company received (a) preferred stock of a subsidiary of WorldHeart which, at Edwards' option, can be exchanged for approximately five million shares of WorldHeart's common stock commencing July 2003, bears a cumulative dividend and matures in June 2015, and (b) exclusive worldwide distribution rights to the Novacor left ventricular assist system and any ventricular assist technologies developed by WorldHeart. Edwards Lifesciences also will provide components and technical support to WorldHeart for ventricular assist products at agreed upon prices. The Company recorded a pre-tax gain of $35.0 million during 2000 in connection with this transaction.

        As part of the transaction with WorldHeart, the Company invested $20.0 million in WorldHeart convertible preferred stock. The preferred stock bears a cumulative dividend, matures in June 2007, is callable at any time by WorldHeart and is convertible by Edwards Lifesciences into WorldHeart common stock commencing July 2006. Edwards Lifesciences reports its investments in WorldHeart as available-for-sale securities.

        The following unaudited pro forma consolidated condensed statement of operations gives effect to the sales to Jostra AG and WorldHeart by Edwards Lifesciences as if the sales had occurred on January 1, 2000 and exclude the $302.0 million loss on sale to Jostra AG and the $35.0 million gain on sale to WorldHeart. The unaudited pro forma consolidated condensed statement of operations does not purport to be indicative of either the results of future operations or the results of operations that would have occurred had the sales been consummated on January 1, 2000. The following amounts are in millions, except per share amounts:

Year Ended December 31, 2000
Net sales	$771.9
Net income	8.2
Net income per share:
Basic	0.14
Diluted	0.13

  Other Non-recurring Charges ($45.2 million)

        As a result of Edwards Lifesciences' continuing efforts to focus the Company's product portfolio and effect the Company's business strategy following the spin-off from Baxter, during 2000 the Company decided to discontinue certain products in its portfolio that did not meet the objectives of its business strategy. The long-lived assets or the investments in these products were evaluated to determine whether any impairment in their recoverability existed at the determination date. As a result, Edwards Lifesciences assessed whether the estimated cash flows of the products over the estimated lives of the related assets were sufficient to recover their costs. Where such cash flows were insufficient, the Company utilized a discounted cash flow model to estimate the fair value of assets or investments and recorded an impairment charge to adjust the carrying values to estimated fair values. As a result of this evaluation, Edwards Lifesciences recorded a non-cash charge of $45.2 million during 2000 primarily related to the impairment of goodwill unrelated to perfusion products ($37.0 million), impairment of other intangibles ($5.1 million) and the write-down of non-productive assets ($3.1 million).

  Non-recurring Spin-off Expenses

        During the quarter ended September 30, 2002, the Company recorded a $3.3 million charge for legal, administrative and regulatory expenses related to the acquisition of the cardiovascular business in Japan (see "Joint Venture in Japan").

        In connection with the spin-off of Edwards Lifesciences from Baxter, Edwards Lifesciences incurred certain one-time costs totaling $18.4 million during 2000. These costs primarily related to the coordination and implementation of the transaction and the recruitment of personnel to perform new corporate administrative functions.

  Other Operating Income

        Other operating income was $11.0 million and $16.4 million in 2002 and 2001, respectively. Other operating income represents the Company's 90% profit interest in the cardiovascular business in Japan effective from April 1, 2000 through September 30, 2002. For more information, see "Joint Venture in Japan."

  Interest Expense, net

        Interest expense, net was $11.5 million and $22.9 million in 2002 and 2001, respectively. The decrease in interest expense, net for 2002 resulted primarily from (a) the Company's reduction of debt, (b) lower interest rates on its floating rate debt, and (c) a $6.2 million charge during the three months ended June 30, 2001 related to a payment to unwind an interest rate swap agreement that had locked in a fixed interest rate on $75.0 million of floating rate debt. The decision to unwind the interest rate swap agreement resulted from the Company's pay-down of underlying floating rate debt not anticipated to be necessary in funding future requirements of working capital, capital expenditures and other financial commitments.

        The increase in interest expense, net for 2001 resulted primarily from the $6.2 million charge to unwind the interest rate swap agreement, described above, partially offset by the impact of the Company's reduction of debt and lower interest rates on its floating rate debt.

  Other (Income) Expense, net

        The following is a summary of other (income) expense, net (in millions):

	Years Ended December 31,
	2002	2001	2000
Legal settlement, net	$(14.7)	$—	$—
Foreign exchange (gain) loss	(4.1)	5.0	2.3
Asset dispositions and write-downs, net	2.3	6.5	0.5
Investment write-offs	1.4	—	—
Other	(0.3)	(0.9)	1.0

	$(15.4)	$10.6	$3.8

        Effective April 24, 2002, Edwards Lifesciences and Medtronic, Inc. entered into an agreement related to certain patent infringement claims pursuant to which the Company received a one-time cash payment of $20.0 million (recorded as a gain of $14.7 million, net of legal expenses).

        Foreign exchange gains and losses relate to global trade and intercompany receivable balances.

Provision for Income Taxes

        The effective income tax rates for 2002, 2001 and 2000 were impacted by several non-recurring items as follows (in millions):

	Years Ended December 31,
	2002	2001	2000
Provision for income taxes on recurring operations	$29.1	$24.5	$18.4
Tax benefit from sale of perfusion services subsidiary in 2001	(20.1)	(11.9)	—
Tax benefit from impairment charge on WorldHeart investment	(13.3)	—	—
Impact of legal settlement	5.6	—	—
Other	(1.0)	(11.1)	(5.1)

Provision (benefit) for income taxes, as reported	$0.3	$1.5	$13.3

        As a result of recent tax law developments and the filing of the Company's 2001 tax return, the Company recorded a $20.1 million tax benefit during 2002 related to the loss on sale of its United States perfusion services business in June 2001.

        Excluding the impact of non-recurring items, the effective income tax rate was 26.0%, 28.0% and 26.6% for 2002, 2001 and 2000. The decrease in the effective income tax rate for 2002 was due primarily to the elimination of all non-deductible goodwill amortization upon the adoption of SFAS No. 142 effective January 1, 2002. For more information see "New Accounting and Disclosure Standards Adopted." The increase in the effective income tax rate for 2001 was due primarily to sales growth from products manufactured and sold in the United States, one of the Company's highest tax jurisdictions.

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

        The Company has two unsecured revolving credit agreements (the "Credit Facilities") providing for up to an aggregate of $530.0 million in borrowings in multiple currencies. Borrowings currently bear interest at the London interbank offering rate (LIBOR) plus 0.78%, which includes a facility fee. One of the credit agreements provides for long-term borrowings up to an aggregate of $430.0 million and expires on March 30, 2005. The other credit agreement provides for short-term borrowings up to an aggregate of $100.0 million through March 27, 2003. The Company anticipates that it will replace the $100.0 million credit agreement with a similar credit agreement through March 2004. As of December 31, 2002, approximately $245.5 million was outstanding under the $430.0 million credit agreement. Edwards Lifesciences pays a facility fee, regardless of available or outstanding borrowings, currently at an annual rate of 0.15% for the $430 million credit agreement and, 0.125% for the $100 million credit agreement. The Credit Facilities contain various financial and other covenants of Edwards Lifesciences, including a maximum leverage ratio and a minimum interest coverage ratio. All amounts outstanding under the $430 million credit agreement have been classified as long-term obligations, as these borrowings will continue to be refinanced pursuant to this credit agreement.

        As further discussed in Note 5 to the consolidated financial statements, the Company has also entered into two securitization agreements whereby it sells without recourse, on a continuous basis, an undivided interest in certain eligible pools of trade accounts receivable. The significant benefits of the securitizations are lower cost of funds and differentiated sources of liquidity. As of December 31, 2002 the Company had sold a total of $82.7 million of trade accounts receivable and received funding of $67.1 million under both agreements. These proceeds are generally used to reduce revolving lines of credit. The Company has been able to effectively lower its overall cost of funds as a result of the interest rate spreads it pays on these advances as opposed to borrowings under the current LIBOR based credit facility. Additionally, the Company believes that in diversifying its funding sources, the Company's funding availability in the capital markets is strengthened. The securitization agreements expire each December and are renewable for one-year periods at the Company's option. Management believes that the expiration or termination of the securitization agreements will not have an adverse material impact on the Company's financial position, results of operations or liquidity.

        In November 2001, the Company's Board of Directors approved a stock repurchase program authorizing the Company to purchase on the open market and in privately negotiated transactions up to two million shares of the Company's outstanding common stock. Stock repurchased under the program will primarily be used to offset obligations under the Company's employee stock option programs. Through December 31, 2002 the Company had repurchased approximately 1.3 million shares at an aggregate cost of $31.5 million. For the period January 1, 2003, through March 12, 2003, the Company repurchased approximately an additional 0.3 million shares at an aggregate cost of $8.2 million.

        On February 18, 2003, the Company announced that it had acquired the endovascular mitral valve repair program of Jomed N.V., a European-based provider of products for minimally invasive vascular intervention, for approximately $20.0 million in cash. The acquisition includes all technology and intellectual property associated with the program. The Company expects to take an in-process research and development charge related to this transaction in the first quarter of 2003.

        A summary of all of the Company's contractual obligations and commercial commitments as of December 31, 2002 were as follows (in millions):

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1–3 Years	4–5 Years	After 5 Years
Long-term debt	$245.5	$—	$245.5	$—	$—
Operating leases	18.5	5.8	8.7	4.0	—
Unconditional purchase obligations	23.2	5.8	11.6	5.8	—
Contractual development obligations (a)	58.0	13.7	2.3	4.0	38.0

Total contractual cash obligations	$345.2	$25.3	$268.1	$13.8	$38.0

(a)
Contractual development obligations consist primarily of cash that Edwards Lifesciences is obligated to pay to unconsolidated affiliates upon their achievement of product development milestones.

        Cash flows provided by operating activities for the year 2002 increased $19.4 million from the year 2001 due primarily to higher earnings (before non-cash items), which included a $20.0 million legal settlement (see "Other (income) expense, net"), and decreased inventory levels. These increases in operating cash flows were partially offset by higher net cash outflows from accounts receivable, accounts payable and accrued liabilities.

        Cash flows provided by operating activities for the year 2001 decreased $36.5 million from the year 2000 due primarily to a $6.2 million payment to unwind an interest rate swap (see "Interest Expense, net"), $5.1 million of incremental personnel and exit costs associated with the Company's sale of its perfusion product line to Jostra AG (see "Disposition of Assets and Other Non-Recurring Charges, net"), increased corporate costs associated with the Company's operation as an independent company commencing April 1, 2000 and increased inventory levels.

        Uses of cash for investing activities during the year 2002 included $19.0 million spent to acquire the Japan business (see "Joint Venture in Japan") and $12.7 million of investments in various unconsolidated affiliates, investments in patent technology related to the Company's peripheral stent program and other patent-related investments.

        Uses of cash for investing activities during the year 2001 included $10.6 million of investments in various unconsolidated affiliates, an investment in peripheral stent patent technology and other patent related investments. Cash flows provided by investing activities included $45.0 million received from the sale of the Company's stock of ELCR and $9.7 million of installment payments received against a note receivable from Jostra AG (see "Disposition of Assets and Other Non-Recurring Charges, net").

        Capital expenditures increased $3.2 million to $40.7 million in 2002 from $37.5 million in 2001. Capital expenditures during 2002 related primarily to support for manufacturing facilities, information systems and monitoring equipment placed at customers. The increase in 2002 resulted primarily from capital investments in information systems in the Company's Japanese business acquired on October 1, 2002. In 2003, the Company expects capital expenditures to be less than $45 million.

        Capital expenditures decreased $8.5 million to $37.5 million in 2001, from $46.0 million in 2000. The reduction in 2001 resulted primarily from the completion during 2000 of the expansion and renovation of the Company's corporate headquarters and the sale of the perfusion product line and the perfusion services business.

Critical Accounting Policies and Estimates

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

        The Company believes the following are the critical accounting policies, which could have the most significant effect on the Company's reported results and require subjective or complex judgments by management.

  Revenue Recognition

        Sales are generally recorded when all of the following have occurred: an agreement of sale exists, product delivery and acceptance has occurred or services have been rendered, and collection is reasonably assured. Management is required to make judgments about whether or not collectibility is reasonably assured. For certain products, the Company maintains consigned inventory at customer locations. For these products, revenue is recognized at the time the Company is notified that the customer has used the inventory. The Company reduces revenue with reserves for estimated price concessions and sales returns. Allowances, which are recorded at the time revenue is recognized, in accordance with SFAS No. 48, "Revenue Recognition When Right of Return Exists," are based upon historical price concessions and sales returns.

  Allowance for Doubtful Accounts

        The Company records allowances for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions. Additional allowances for doubtful accounts may be required if there is deterioration in past due balances, if economic conditions are less favorable than the Company has anticipated or for customer-specific circumstances, such as financial difficulty. The allowance for doubtful accounts was $5.5 million and $4.3 million at December 31, 2002 and 2001, respectively.

  Excess and Obsolete Inventory

        The Company records allowances for excess and obsolete inventory based on historical and estimated future demand and market conditions. Additional inventory allowances may be required if future demand or market conditions are less favorable than the Company has estimated. The allowance for excess and obsolete inventory was $9.6 million and $9.4 million at December 31, 2002 and 2001, respectively.

  Impairment of Long-Lived Assets

        On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," whereby goodwill is no longer amortized, but instead is subject to a periodic impairment review. As the Company's operations are comprised of one reporting unit, the Company reviews the recoverability of its goodwill by comparing the Company's fair value to the net book value of its assets. If the book value of the Company's assets exceeds the Company's fair value, the goodwill is written down to its implied fair value.

        Additionally, management reviews the carrying amounts of goodwill and other intangibles whenever events and circumstances indicate that the carrying amounts of an asset may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit and adverse legal or regulatory developments. If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair market value. Estimated fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. For the purpose of identifying and measuring impairment, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of the cash flows generated by other asset groups.

  Investments in Unconsolidated Affiliates

        Investments in unconsolidated affiliates are accounted for under the cost method and have been designated as available-for-sale in accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These investments are carried at fair market value, with unrealized gains and losses reported in stockholders' equity as Accumulated Other Comprehensive Income. Gains or losses on investments sold are based on the specific identification method. The fair values of certain investments are based on quoted market prices. For other investments, various methods are used to estimate fair value, including external valuations and discounted cash flows. When the fair value of a certain investment declines below cost, management uses the following criteria to determine if such a decline should be considered other than temporary and result in a realized loss:

  •
  the duration and extent to which the market value has been less than cost;

  •
  the financial condition and near term prospects of the investee;

  •
  the reasons for the decline in market value; and

  •
  the Company's ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

  Income Taxes

        The Company records a liability for potential tax assessments based on its estimate of the potential exposure. New laws and new interpretations of laws and rulings by tax authorities may affect the liability for potential tax assessments. Due to the subjectivity and complex nature of the underlying issues, actual payments or assessments may differ from estimates. To the extent the Company's estimates differ from actual payments or assessments, income tax expense is adjusted. During 2002, the Company resolved certain matters from 2001 resulting in a $20.1 million reduction of its provision for income taxes. Additional information regarding income taxes is included in Note 14 of the consolidated financial statements.

        The Company has recorded a valuation allowance of $19.9 million at December 31, 2002 for the majority of its deferred tax assets related to net operating loss carry-forwards and capital loss carry-forwards. The valuation allowance is based on an evaluation of the uncertainty of the amounts of net operating loss carry-forwards and capital loss carry-forwards that are expected to be realized. An increase to income would result if the Company determines it could utilize more net operating loss carry-forwards and capital loss carry-forwards than originally expected.

        At the end of each interim reporting period, the Company estimates the effective tax rate expected to be applicable for the full fiscal year. The estimated effective tax rate contemplates the expected jurisdiction where income is earned (e.g., United States compared to non-United States) as well as tax planning strategies. If the actual results are different from the Company's estimates, adjustments to the effective tax rate may be required in the period such determination is made.

  Employee Stock Options

        The Company applies the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for stock-based compensation; therefore, no compensation expense has been recognized for its fixed stock option plans as options generally are granted at fair market value based upon the closing price on the date immediately preceding the grant date. The Company has adopted the disclosure requirements for SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, if compensation expense for the Company's stock options had been recognized, based upon the fair value of awards granted, the Company's net income and earnings per share would have been reduced to the following pro forma amounts (in millions, except per share amounts):

	2002		2001		2000
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
Net Income	$55.7	$42.2	$(11.4)	$(20.0)	$(271.7)	$(279.0)
Basic earnings per share	0.94	0.72	(0.19)	(0.34)	—	—
Diluted earnings per share	0.91	0.69	(0.19)	(0.34)	—	—

        The per share weighted-average fair value for options granted during 2002, 2001 and 2000 was $11.64, $7.00 and $6.39, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2002	2001	2000
Average risk-free interest rate	4.35%	5.8%	5.8%
Expected dividend yield	None	None	None
Expected volatility	44%	45%	45%
Expected live (years)	5	5	5

New Accounting and Disclosure Standards Adopted

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142, which changes the accounting for goodwill from an amortization method to an impairment-only approach, is effective for fiscal years beginning after December 15, 2001. No transition adjustment was recorded upon adoption of this standard on January 1, 2002. However, adoption of this standard resulted in the elimination of goodwill amortization commencing January 1, 2002. See Note 6 of the consolidated financial statements for more information.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets." SFAS No. 144, which changes the accounting and reporting for the impairment of long-lived assets, is effective for fiscal years beginning after December 15, 2001. Adoption of this standard did not have a material impact on the Company's consolidated financial statements.

        In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities—an interpretation of ARB No. 51." This interpretation addresses consolidation by business enterprises of variable interest entities. Certain provisions of this interpretation were effective immediately. While the Company has a qualified special purpose entity, this interpretation does not have a material impact on the Company's consolidated financial statements as qualified special purpose entities are specifically excluded from the interpretation's requirements.

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

        Edwards Lifesciences maintains an overall risk management strategy that utilizes a variety of interest rate and currency derivative financial instruments to mitigate its exposure to fluctuations in interest rates and currency exchange rates. The derivative instruments used include interest rate swaps, option-based products and forward currency contracts. The Company does not use any of these instruments for trading or speculative purposes. The total notional amounts of the Company's derivative financial instruments at December 31, 2002 and 2001 were $588.2 million and $324.8 million, respectively. The notional amounts of interest rate swap agreements, option-based products, and forward currency contracts do not represent amounts exchanged by the parties and, are not a measure of the Company's exposure through its use of derivatives.

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

        As part of its overall risk-management program the Company performs sensitivity analyses to assess potential gains and losses in earnings and changes in fair values to hypothetical movements in interest rates. A 46 basis-point increase in interest rates (approximately 10 percent of the Company's weighted average interest rate), affecting the Company's financial instruments, including debt obligations and related derivatives and investments, would increase the Company's annual interest expense, net by approximately $0.3 million.

Currency Risk

        The Company is primarily exposed to currency exchange-rate risk with respect to its transactions and net assets denominated in Japanese Yen and the Euro. Business activities in various currencies expose the Company to the risk that the eventual net United States dollar cash inflows resulting from transactions with foreign customers and suppliers denominated in foreign currencies may be adversely affected by changes in currency exchange rates. The Company manages these risks utilizing various types of foreign exchange contracts. The Company also enters into foreign exchange contracts to hedge anticipated, but not yet committed, sales expected to be denominated in foreign currencies. In addition, the Company hedges certain of its net investments in international affiliates. Such contracts hedge the United States dollar value of foreign currency denominated net assets from the effects of volatility in currency exchange rates by creating debt denominated in the respective currencies of the underlying net assets. Any changes in the carrying value of these net investments that are a result of fluctuations in currency exchange rates are offset by changes in the carrying value of the foreign currency denominated debt that are a result of the same fluctuations in currency exchange rates.

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

        As part of its risk-management process, the Company uses a value-at-risk ("VAR") methodology in connection with other management tools to assess and manage its foreign currency financial instruments and measure any potential loss in earnings as a result of adverse movements in currency exchange rates. The Company utilizes a Monte Carlo simulation, with a 95 percent confidence level, using spot and three-month implied volatilities as stochastic variables and correlations (as of the measurement date) to estimate this potential loss. The Company's calculated VAR at December 31, 2002, with a maturity of up to one year, is $4.3 million. This amount excludes the potential effects of any changes in the value of the underlying transactions or balances. The Company's calculated VAR exposure represents an estimate of reasonably possible net losses that would be recognized on its portfolio of financial instruments assuming hypothetical movements in future market rates and is not necessarily indicative of actual results which may occur. It does not represent the maximum possible loss or any expected loss that may occur. Actual future gains or losses may differ from (and could be significantly greater than) these estimates based upon actual fluctuations in market rates, operating exposures and the timing thereof, and changes in the Company's portfolio of derivatives during the measured periods. In addition, the assumption within the VAR model is that changes in currency exchange rates are adverse, which may not be the case. Any loss incurred on the financial instruments is expected to be offset by the effects of currency movements on the hedging of all exposures; there may be currency exchange-rate gains or losses in the future.

Credit Risk

        Derivative financial instruments used by the Company involve, to varying degrees, elements of credit risk in the event a counter-party should default and market risk as the instruments are subject to rate and price fluctuations. Credit risk is managed through the use of credit standard guidelines, counter-party diversification, monitoring of counter-party financial condition and master-netting agreements in place with all derivative counter-parties. Credit exposure of derivative financial instruments is represented by the fair value effects of contracts with a positive fair value at December 31, 2002 reduced by the effects of master netting agreements. Additionally, at December 31, 2002, all derivative financial instruments, based on notional amounts, were with commercial banks and investment banking firms assigned investment grade ratings of "AA" or better by national rating agencies. The Company does not anticipate non-performance by its counter-parties and has no reserves related to non-performance as of December 31, 2002; the Company has not experienced any counterparty default during the three years ended December 31, 2002.

Concentrations of Credit Risk

        In the normal course of business, Edwards Lifesciences provides credit to customers in the health care industry, performs credit evaluations of these customers and maintains reserves for potential credit losses which, when realized, have been within the range of management's allowance for doubtful accounts during all periods presented.

        Sales to Baxter, acting in the capacity of the Company's distributor subsequent to the Distribution, represented approximately 8%, 11% and 12% of the Company's total net sales for 2002, 2001 and 2000, respectively. Substantially all of these agreements had been terminated as of December 31, 2002.

Investment Risk

        Edwards Lifesciences is exposed to investment risks related to changes in the fair values of its investments. The Company invests in equity instruments of public and private companies. These investments are classified in "Investments in unconsolidated affiliates" on the consolidated balance sheets.

        In 2002, the Company recorded a $67.4 million pretax charge related to the impairment of its investment in preferred stock of WorldHeart. The investment was written down to $6.2 million, which represented the value of the Company's preferred stock investment had it been converted into common stock at October 15, 2002. The decision to record the charge was based primarily on delays in WorldHeart's product development timelines, arising from its revised strategy. Should WorldHeart fail to meet certain future development and financing milestones, further impairment charges may be necessary.

        In addition to the investment in WorldHeart ($6.1 million at December 31, 2002), Edwards Lifesciences had approximately $17.4 million of investments in equity instruments of other companies. At December 31, 2002, the Company had recorded unrealized losses on these investments of $6.8 million in "Accumulated Other Comprehensive Income," net of tax. Management considers these declines temporary in nature based upon the individual companies' operating results, financial condition and achievement of product development milestones. Should these companies experience a decline in financial condition or fail to meet certain development milestones, the decline in the investments values may be considered other than temporary and impairment charges may be necessary.

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
Bruce J. Bentcover Corporate Vice President, Chief Financial Officer and Treasurer

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
DECEMBER 31, 2002

PAGE
Report of Independent Accountants	39
Financial Statements:
Consolidated Balance Sheets at December 31, 2002 and 2001	40
For the years ended December 31, 2002, 2001 and 2000:
Consolidated Statements of Operations	41
Consolidated Statements of Cash Flows	42
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)	43
Notes to Consolidated Financial Statements	45
Financial statement schedule for the years ended December 31, 2002, 2001 and 2000:
Valuation and Qualifying Accounts	79
Other schedules are not applicable and have not been submitted

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
of Edwards Lifesciences Corporation:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Edwards Lifesciences Corporation and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 6 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002 and as a result changed its method of accounting for goodwill.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Orange County, California
February 3, 2003

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	December 31,
	2002	2001
ASSETS
Current assets
Cash and cash equivalents	$34.2	$47.7
Accounts receivable, net of allowances of $5.5 and $4.3	88.3	85.3
Other receivables	20.1	15.3
Inventories, net	111.8	86.6
Deferred income taxes	27.6	18.2
Prepaid expenses	21.0	18.9
Other current assets	23.4	20.0

Total current assets	326.4	292.0
Property, plant and equipment, net	209.4	187.8
Goodwill	333.8	333.8
Other intangible assets, net	61.9	68.6
Investments in unconsolidated affiliates	23.5	92.9
Deferred income taxes	38.8	—
Other assets	14.4	7.8

Total assets	$1,008.2	$982.9

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$197.9	$183.5
Short-term debt	—	1.1

Total current liabilities	197.9	184.6

Long-term debt	245.5	309.8

Other liabilities	25.4	29.8

Commitments and contingent liabilities
Stockholders' equity
Preferred stock, $.01 par value, authorized 50,000,000 shares, no shares outstanding	—	—
Common stock, $1.00 par value, authorized 350,000,000 shares, 60,177,275 and 59,327,872 shares outstanding	60.2	59.3
Additional contributed capital	412.0	287.2
Retained earnings	143.4	87.7
Accumulated other comprehensive income	(44.7)	25.2
Common stock in treasury, at cost	(31.5)	(0.7)

Total stockholders' equity	539.4	458.7

Total liabilities and stockholders' equity	$1,008.2	$982.9

The accompanying notes are an integral part of these consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share information)

	Years Ended December 31,
	2002	2001	2000
Net sales	$704.0	$692.1	$803.8
Cost of goods sold	299.1	323.7	423.3

Gross profit	404.9	368.4	380.5

Selling, general and administrative expenses	227.9	203.2	215.6
Research and development expenses	65.2	55.0	54.4
Goodwill amortization	—	18.5	28.5
Disposition of assets and other non-recurring charges, net	67.4	83.0	312.2
Non-recurring spin-off expenses	3.3	—	18.4
Other operating income	(11.0)	(16.4)	(14.0)

Operating income (loss)	52.1	25.1	(234.6)
Interest expense, net	11.5	22.9	20.0
Other (income) expense, net	(15.4)	10.6	3.8

Income (loss) before provision for income taxes	56.0	(8.4)	(258.4)
Provision for income taxes	0.3	1.5	13.3

Income (loss) before cumulative effect of change in accounting principle	55.7	(9.9)	(271.7)
Cumulative effect of change in accounting principle, net of tax (Note 2)	—	1.5	—

Net income (loss)	$55.7	$(11.4)	$(271.7)

Share information (Note 2):
Earnings (loss) per basic share
Income (loss) before cumulative effect of change in accounting principle	$0.94	$(0.17)	—
Cumulative effect of change in accounting principle (Note 2)	$—	$(0.02)	—
Net income (loss)	$0.94	$(0.19)	—
Earnings (loss) per diluted share
Income (loss) before cumulative effect of change in accounting principle	$0.91	$(0.17)	—
Cumulative effect of change in accounting principle (Note 2)	$—	$(0.02)	—
Net income (loss)	$0.91	$(0.19)	—
Weighted average number of common shares outstanding
Basic	59.0	58.9	—
Diluted	61.3	58.9	—

The accompanying notes are an integral part of these consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years Ended December 31,
	2002	2001	2000
Cash flows provided by operating activities
Net income (loss)	$55.7	$(11.4)	$(271.7)
Income charges (credits) not affecting cash:
Dispositions and write-downs of assets and other non-recurring charges, net	68.9	89.4	333.4
Depreciation and amortization	40.4	57.4	74.1
Deferred income taxes	(13.8)	(29.7)	(1.0)
Other	5.7	(7.4)	14.3
Changes in operating assets and liabilities, net of effect from ownership change of Japan business (Notes 1 and 3):
Accounts and other receivables	(32.0)	(4.7)	(8.1)
Inventories	13.3	(7.7)	0.3
Accounts payable and accrued liabilities	(17.6)	7.0	2.3
Other	—	8.3	(5.9)

Net cash provided by operating activities	120.6	101.2	137.7

Cash flows from investing activities
Capital expenditures	(40.7)	(37.5)	(46.0)
Acquisition of joint venture in Japan	(19.0)	—	—
Proceeds from sale of business	—	45.0	—
Purchase of convertible debentures	—	—	(13.0)
Investments in unconsolidated affiliates	(5.7)	(10.6)	(28.0)
Proceeds from asset dispositions	4.1	9.7	12.3
Investments in intangible assets	(7.0)	(8.0)	(1.0)
Other	—	(2.5)	—

Net cash used in investing activities	(68.3)	(3.9)	(75.7)

Cash flows from financing activities
Proceeds from issuance of short-term debt	0.4	26.1	219.9
Payments on short-term debt	(1.5)	(86.3)	(68.6)
Proceeds from issuance of long-term debt	150.9	180.0	448.6
Payments on long-term debt	(231.9)	(211.2)	(158.6)
Proceeds from accounts receivable securitization, net	29.9	5.2	32.0
Purchases of treasury stock	(30.8)	(0.7)	—
Payments to Baxter International Inc., net	—	—	(511.0)
Proceeds from stock plans	13.7	8.9	4.1
Other	(0.2)	(0.6)	(3.0)

Net cash used in financing activities	(69.5)	(78.6)	(36.6)

Effect of currency exchange rate changes on cash and cash equivalents	3.7	0.9	2.7

Net (decrease) increase in cash and cash equivalents	(13.5)	19.6	28.1
Cash and cash equivalents at beginning of year	47.7	28.1	—

Cash and cash equivalents at end of year	$34.2	$47.7	$28.1

Supplemental disclosures:
Cash paid during the year for:
Interest	$9.8	$19.2	$17.0
Income taxes	10.4	10.2	6.0
Non-cash transactions:
De-consolidation of Japan business (Notes 1 and 3)	$—	$—	$43.0
Sale of inventory in exchange for note receivable (Note 4)	—	—	14.0
Net assets sold in consideration for convertible preferred stock (Note 4)	—	—	13.0

The accompanying notes are an integral part of these consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
COMPREHENSIVE INCOME (LOSS)

(in millions)

	Years Ended December 31,
	2002	2001	2000
COMMON STOCK
Beginning of year	$59.3	$58.7	$—
Common stock issued in connection with the Distribution	—	—	58.1
Common stock issued under employee benefit plans	0.9	0.6	0.6

End of year	$60.2	$59.3	$58.7

ADDITIONAL CONTRIBUTED CAPITAL
Beginning of year	$287.2	$277.4	$—
Common stock issued in connection with the Distribution	—	—	269.5
Acquisition of joint venture in Japan (Notes 1 and 3)	110.8	—	—
Stock options issued to non-employees	1.2	1.6	1.7
Common stock issued under employee benefit plans	12.8	8.2	6.2

End of year	$412.0	$287.2	$277.4

RETAINED EARNINGS
Beginning of year	$87.7	$102.9	$417.5
Net income (loss)	55.7	(11.4)	(271.7)
De-consolidation of Japan	—	—	(42.9)
Elimination of reporting lag for certain international operations (Note 2)	—	(3.8)	—

End of year	$143.4	$87.7	$102.9

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Beginning of year	$25.2	$0.6	$(26.5)
Other comprehensive (loss) income	(69.9)	24.6	27.1

End of year	(44.7)	$25.2	$0.6

TREASURY STOCK
Beginning of year	$(0.7)	$—	$—
Purchases of stock	(30.8)	(0.7)	—

End of year	$(31.5)	$(0.7)	$—

INVESTMENT BY BAXTER INTERNATIONAL INC., NET
Beginning of year	$—	$—	$833.5
Investments by and advances from (payments to) Baxter International Inc., net	—	—	(833.5)

End of year	$—	$—	$—

Total stockholders' equity	$539.4	$458.7	$439.6

The accompanying notes are an integral part of these consolidated financial statements.

	Years Ended December 31,
	2002	2001	2000
COMPREHENSIVE INCOME (LOSS)
Currency translation adjustments, net of tax	$(8.0)	$29.9	$(2.6)
Currency translation adjustment in connection with the Japan business (Notes 1 and 3)	(47.8)	—	—
Currency translation adjustment in connection with the Distribution	—	—	27.4
Pension adjustments, net of tax	(1.7)	—	—
Unrealized net (loss) gain on investments in unconsolidated affiliates, net of tax	(1.7)	(5.8)	2.3
Net unrealized (loss) gain on cash flow hedges, net of tax	(10.7)	0.5	—

Other comprehensive income (loss)	(69.9)	24.6	27.1
Net income (loss)	55.7	(11.4)	(271.7)

Total comprehensive income (loss)	$(14.2)	$13.2	$(244.6)

The accompanying notes are an integral part of these consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS

        Edwards Lifesciences Corporation is a global provider of products and technologies that are designed to treat advanced cardiovascular disease. Edwards Lifesciences' sales are categorized in five main product areas: cardiac surgery, critical care, vascular, perfusion and other distributed products. Edwards Lifesciences' cardiac surgery portfolio is comprised primarily of products relating to heart valve therapy, transmyocardial revascularization, and cannula products used during open-heart surgery. Edwards Lifesciences is the world's leader in, and has been a pioneer in the development and commercialization of, tissue valves and repair products used to replace or repair a patient's diseased or defective heart valve. In the critical care area, Edwards Lifesciences is a world leader in hemodynamic monitoring systems used to measure a patient's heart function, and also provides central venous access products for fluid and drug delivery. Edwards Lifesciences' vascular portfolio includes a line of balloon catheter-based products, surgical clips and inserts, angioscopy equipment, artificial implantable grafts, and an endovascular system used to treat life-threatening abdominal aortic aneurysms less invasively. In the perfusion category, Edwards Lifesciences develops, manufactures and markets, in regions outside the United States and Western Europe, a diverse line of disposable products used during cardiopulmonary bypass procedures, including oxygenators, blood containers, filters and related devices (see Note 4). Effective June 30, 2001, the Company sold its perfusion services business in the United States to an affiliate of Fresenius Medical Care AG (see Note 4). The Company continues to maintain a small perfusion services business in Europe. Lastly, other distributed products include sales of intra-aortic balloon pumps, pacemakers, angioplasty systems and other products sold though the Company's distribution network in Japan, and miscellaneous pharmaceutical products sold in the United States.

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

        Baxter performed certain services for Edwards Lifesciences pursuant to various agreements that are outlined in Note 12. However, unless released by third parties, Baxter may remain liable for certain lease and other obligations and liabilities that were transferred to and assumed by Edwards Lifesciences. Edwards Lifesciences is obligated to indemnify Baxter for liabilities related to those transferred obligations and liabilities.

  Joint Venture in Japan

        The Japan business is included in the Consolidated Statements of Operations for the three months ended March 31, 2000, consistent with the historical treatment of the Company's operations while a part of Baxter. Subsequent to the Distribution, the cardiovascular business in Japan was being operated pursuant to a joint venture under which a Japanese subsidiary of Baxter retained ownership of the

Japanese business assets, but a subsidiary of Edwards Lifesciences held a 90% profit interest. Edwards Lifesciences was given an option to purchase the Japanese business assets that was exercisable no earlier than August 1, 2002 and no later than March 31, 2005. From April 1, 2000 to September 30, 2002, Edwards Lifesciences (a) recognized its shipments into the joint venture as sales at distributor price at the time the joint venture sold to the end customer, and (b) utilized the equity method of accounting to record its 90% profit interest in the operations of the joint venture in Other Operating Income. Commencing October 1, 2002, the Company acquired from Baxter the cardiovascular business in Japan and began reporting Japan's results on a fully consolidated basis. See Note 3 for more information.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

        The consolidated financial statements of Edwards Lifesciences have been prepared in accordance with Generally Accepted Accounting Principles in the United States ("GAAP") and have been applied consistently in all material respects. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Estimates are used in accounting for, among other items, sales returns and reserves, rebate reserves, allowances for doubtful accounts, excess and obsolete inventory, investments in unconsolidated affiliates, workers compensation, employee benefits, income taxes, reserves and contingencies.

Basis of presentation

        The consolidated financial statements have been prepared using Baxter's historical bases in the assets and liabilities and the historical results of operations of the Edwards Lifesciences Business prior to the Distribution, operated primarily as a division of Baxter, and continuing as a separate legal entity, Edwards Lifesciences Corporation and its subsidiaries, subsequent to the Distribution. All material intercompany balances have been eliminated. Prior to the Distribution, the combined financial statements included allocations of certain Baxter corporate assets, liabilities and expenses to the Edwards Lifesciences Business, which were allocated on the basis that was considered by Baxter management to reflect most fairly or reasonably the utilization of the services provided to or the benefit obtained by the Edwards Lifesciences Business (see Note 12). Typical measures and activity indicators used for allocation purposes included headcount, sales, payroll expense, or the specific level of activity related to the allocated item. Management believes the methods used to allocate amounts were reasonable. However, the financial information included herein does not necessarily reflect what the financial position, results of operations and cash flows of the Company would have been had it operated as a stand-alone public entity during the periods prior to the Distribution, and may not be indicative of future operations, cash flows or financial position. The consolidated financial statements do not include an allocation of Baxter's consolidated debt and interest expense prior to the Distribution. Certain reclassifications of previously reported amounts have been made to conform to classifications used in the current year.

Fiscal year of international operations

        Prior to 2001, certain operations outside the United States had been included in the consolidated financial statements on the basis of fiscal years ending November 30 in order to facilitate timely consolidation. This one-month lag was eliminated as of the beginning of 2001 for these international operations as it was no longer required to achieve a timely consolidation. The December 2000 net loss from operations of $3.8 million for these entities was recorded as an adjustment to retained earnings on January 1, 2001.

Foreign currency translation

        The Company follows the principles of Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." Accordingly, when the local currency of its foreign entities is the functional currency, all assets and liabilities, other than those located in highly inflationary countries, are translated into United States dollars at the rate of exchange in effect at the balance sheet date. Income and expense items are translated at the weighted average exchange rate prevailing during the period. The effects of foreign currency translation adjustments for these entities are deferred and included as a component of stockholders' equity. When foreign affiliates operate in highly inflationary countries, non-monetary amounts are remeasured at historical exchange rates while monetary assets and liabilities are remeasured at the current rate with the related adjustments reflected in Other (Income) Expense, net. The effects of foreign currency transactions denominated in a currency other than the Company's functional currency are included in Other (Income) Expense, net.

Revenue recognition

        Sales are generally recorded when all of the following have occurred: an agreement of sale exists, product delivery and acceptance has occurred or services have been rendered, and collection is reasonably assured. Management is required to make judgments about whether or not collectibility is reasonably assured. For certain products, the Company maintains consigned inventory at customer locations. For these products, revenue is recognized at the time the Company is notified that the customer has used the inventory. The Company reduces revenue with reserves for estimated price concessions and sales returns. Allowances which are recorded at the time revenue is recognized, in accordance with SFAS No. 48, "Revenue Recognition When Right of Return Exists," are based upon historical price concessions and sales returns.

Cash equivalents

        The Company considers highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. These investments are valued at cost, which approximates fair value.

Accounts receivable securitization

        The Company accounts for the securitization of accounts receivable in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." When the Company sells accounts receivable in securitizations, a subordinated residual interest in the securitized portfolio is retained by the Company (recorded in Other Current Assets). Gain or loss on sale of the accounts receivable depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the residual interests based on their relative fair value at the date of transfer. Because quoted market prices are generally not available to determine the Company's fair value of the residual interest, the Company estimates the fair value of the residual interest by estimating future expected credit losses to determine the future expected cash flows, which generally approximate fair value given the securitized portfolio's short-term weighted average life. At the time the receivables are sold, the balances are removed from the Consolidated Balance Sheets. Costs associated with the sale of receivables, primarily related to the discount and loss on sale, are included in Other (Income) Expense, net.

Inventories

        Inventories are stated at the lower of cost (first-in, first-out method) or market value. Market value for raw materials is based on replacement costs, and for other inventory classifications is based on net realizable value.

	December 31,
	2002	2001
	(in millions)
Raw materials	$17.4	$21.8
Work in process	14.7	23.6
Finished products	79.7	41.2

	$111.8	$86.6

        Reserves for excess and obsolete inventory were approximately $9.6 million and $9.4 million at December 31, 2002 and 2001, respectively. During the years ended December 31, 2002, 2001 and 2000, the Company allocated $9.8 million, $8.4 million and $5.0 million, respectively, of general and administrative costs to inventory. General and administrative costs included in both the December 31, 2002 and 2001 inventory balances were $2.8 and $2.4 million, respectively.

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

	December 31,
	2002	2001
	(in millions)
Land	$32.6	$34.3
Buildings and leasehold improvements	70.0	65.5
Machinery and equipment	192.8	179.7
Equipment with customers (Note 3)	101.5	46.0
Construction in progress	8.5	6.4

	405.4	331.9
Accumulated depreciation and amortization	(196.0)	(144.1)

	$209.4	$187.8

        Depreciation expense was $29.6 million, $27.0 million and $34.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. Repairs and maintenance expense was $9.1 million, $11.1 million and $10.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Investments in unconsolidated affiliates

        Investments in unconsolidated affiliates are accounted for under the cost method and have been designated as available-for-sale in accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These investments are carried at fair market value, with unrealized gains and losses reported in stockholders' equity as Accumulated Other Comprehensive Income. Gains or losses on investments sold are based on the specific identification method. The fair values of certain investments are based on quoted market prices. For other investments, various methods are used to estimate fair value, including external valuations and discounted cash flows. When the fair value of a certain investment declines below cost, management uses the following criteria to determine if such a decline should be considered other than temporary and result in a realized loss:

  •
  the duration and extent to which the market value has been less than cost;

  •
  the financial condition and near term prospects of the investee;

  •
  the reasons for the decline in market value; and

  •
  the Company's ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

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

Earnings per share

        Earnings per share are calculated in accordance with SFAS No. 128, "Earnings per Share," which requires the Company to report both basic earnings per share, based on the weighted-average number of common shares outstanding, and diluted earnings per share, based on the weighted-average number of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options. No earnings per share data is presented in the Consolidated Statements of Operations for 2000 as the Edwards Lifesciences earnings were part of Baxter's earnings through the close of business on March 31, 2000.

        A reconciliation of the shares used in the basic and diluted per share computations is as follows:

	Years Ended December 31,
	2002	2001
	(in millions)
Basic shares outstanding	59.0	58.9
Dilutive effect of employee stock options	2.3	—

Diluted shares outstanding	61.3	58.9

        Anti-dilutive shares of 2.1 million, comprised of dilutive employee stock options, were excluded from the calculation of diluted shares outstanding in 2001.

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

        All derivatives are recognized on the balance sheet at their fair value. On the date that the Company enters into a derivative contract, it designates the derivative as either (a) a hedge of a forecasted transaction or the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a "cash flow" hedge), or (b) a hedge of an exposure to changes in the fair value of an asset, liability, or an unrecognized firm commitment (a "fair value" hedge). Changes in the fair value of a derivative that is highly effective, and that is designated and qualifies as a cash flow hedge to the extent that the hedge is effective, are recorded in Other Comprehensive Income until earnings are affected by the variability of cash flows of the hedged transaction (e.g., until periodic settlements of a variable asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective, and that is designated and qualifies as a foreign-currency hedge, are recorded in either current-period earnings or Other Comprehensive Income, depending on whether the hedging relationship satisfies the criteria for a fair-value or cash flow hedge.

        The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges or specific firm commitments or forecasted transactions. The Company also formally assesses (both at the hedge's inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. All components of each derivative's gain or loss are included in the assessment of hedge effectiveness.

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

Comprehensive income

        Comprehensive income encompasses all changes in equity other than those arising from transactions with stockholders, and consists of net income, currency translation adjustments, pension adjustments and unrealized net gains and losses on cash flow hedges and investments in unconsolidated affiliates.

New accounting and disclosure standards adopted

        Effective January 1, 2001, Edwards Lifesciences adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Accounting for the gain or loss due to changes in fair value of the derivative instrument depends on whether the derivative qualifies as a hedge. If the derivative instrument does not qualify as a hedge, the gains or losses are reported in earnings when they occur. If the derivative instrument qualifies as a hedge, the accounting varies based upon the type of risk being hedged. Adopting the provisions of SFAS No. 133 on January 1, 2001 resulted in a one-time cumulative after-tax increase in net loss of

$1.5 million. In addition, the Company recorded the following one-time cumulative after-tax adjustments in Accumulated Other Comprehensive Income:

Unrealized Gain (Loss)
(in millions)
Related to previously designated cash flow hedging relationships:
Fair value of hedging instruments	$(6.9)
Previously deferred hedging gains and losses	1.5

Total cumulative effect of adoption on Other Comprehensive Income, net of tax	$(5.4)

        Effective January 1, 2001, Edwards Lifesciences adopted the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement replaces SFAS No. 125 and revises the standards for accounting for securitizations and other transfers of financial assets and collateral. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement was effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Adoption of this standard did not have a material impact on the Company's consolidated financial statements.

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 was effective for fiscal years beginning after December 15, 2001 and requires that goodwill no longer be amortized, but instead be subject to a periodic impairment review. See Note 6 for further information.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets." SFAS No. 144, which changes the accounting and reporting for the impairment of long-lived assets, is effective for fiscal years beginning after December 15, 2001. Adoption of this standard did not have a material impact on the Company's consolidated financial statements.

        In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities—an interpretation of ARB No. 51." This interpretation addresses consolidation by business enterprises of variable interest entities. Certain provisions of this interpretation were effective immediately. While the Company has a special purpose entity, this interpretation does not have a material impact on the Company's consolidated financial statements as qualified special purpose entities are specifically excluded from the interpretation's requirements.

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

3.    ACQUISITION OF JOINT VENTURE IN JAPAN

        On October 1, 2002, the Company acquired from Baxter for $19.0 million, net, the cardiovascular business in Japan. The purchase price excluded approximately $30 million of securitized accounts receivable. In the three months ended September 30, 2002, the Company recorded a $3.3 million charge for legal, administrative and regulatory expenses related to the acquisition. Commencing October 1, 2002 the Company began reporting the results of the Japan business on a fully consolidated basis. The acquisition did not materially impact the Company's net income as the terms of the joint venture agreement enabled Edwards Lifesciences to record substantially all of the net profit generated by the Japan business (see Note 1).

        The acquisition of the cardiovascular business in Japan was accounted for using the predecessor basis of accounting, whereby acquired assets and liabilities are recorded at their historical balances. The impact to the Company's balance sheet on October 1, 2002 from the acquisition was as follows (in millions):

	Net Assets Acquired		Other		Net Impact
Current assets
Accounts and other receivables, net	$18.8		$(14.8	)(b)	$4.0
Inventories, net	36.0		—		36.0
Prepaid expenses and other current assets	1.6		—		1.6

Total current assets	56.4		(14.8)		41.6
Property, plant and equipment, net	15.3		—		15.3
Deferred income taxes	42.7	(a)	—		42.7
Other assets	3.1		—		3.1

	$117.5		$(14.8)		$102.7

Accounts payable and accrued liabilities	$29.6		$(14.8	)(b)	$14.8
Long-term debt	—		19.0	(c)	19.0
Other liabilities	5.9		—		5.9
Stockholders' equity
Additional contributed capital	129.8		(19.0)		110.8
Accumulated other comprehensive income	(47.8)		—		(47.8)

Total stockholders' equity	82.0		(19.0)		63.0

	$117.5		$(14.8)		$102.7

Notes

(a)
Deferred tax asset relates to a tax basis step up in connection with the acquisition.

(b)
To reflect the elimination of receivables and payables between Edwards Lifesciences and the joint venture in Japan which are considered intercompany balances after the acquisition.

(c)
To reflect the incurrence of $19.0 million of long-term debt to effect the transaction.

        The following unaudited pro forma consolidated statement of operations for the year ended December 31, 2002 presents the results of Edwards Lifesciences assuming that the acquisition of the cardiovascular business in Japan had been completed as of January 1, 2002 (in millions, except per share information):

	Pro Forma Adjustments
	Historical	Japan Operating Results (a)	Other (b)	Pro Forma
Net sales	$704.0	$77.2	$—	$781.2
Cost of goods sold	299.1	31.0	—	330.1

Gross profit	404.9	46.2	—	451.1
Selling, general and administrative expenses	227.9	34.0	—	261.9
Research and development expenses	65.2	2.5	—	67.7
Disposition of assets and other non-recurring charges, net	67.4	—	—	67.4
Non-recurring spin-off expenses	3.3	—	—	3.3
Other operating income	(11.0)	11.0	—	—

Operating income (loss)	52.1	(1.3)	—	50.8
Interest expense, net	11.5	—	0.8	12.3
Other (income) expense, net	(15.4)	(1.5)	—	(16.9)

Income (loss) before provision for income taxes	56.0	0.2	(0.8)	55.4
Provision (benefit) for income taxes	0.3	0.1	(0.2)	0.2

Net income (loss)	$55.7	$0.1	$(0.6)	$55.2

Share information:
Earnings per basic share	$0.94			$0.94
Earnings per diluted share	$0.91			$0.90

Notes

  (a)
  To reflect Edwards Lifesciences' Japanese business on a consolidated basis for the full year ended December 31, 2002.

  (b)
  To reflect estimated interest expense that would have been incurred by the Company based on incurrence of $19.0 million of debt at an effective interest rate of approximately 5%.

4.    DISPOSITION OF ASSETS AND OTHER NON-RECURRING CHARGES, NET

        During 2002, 2001 and 2000, Edwards Lifesciences recorded non-recurring charges comprised of the following:

  2002

        In September 2002, the Company recorded a $67.4 million pretax charge related to the impairment of its investment in preferred stock of World Heart Corporation ("WorldHeart"). The investment was written down to $6.2 million, which represents the value of the Company's preferred stock investment had it been converted into common stock at October 15, 2002. The decision to record the charge was based primarily on delays in WorldHeart's product development timelines, arising from its revised strategy.

  2001

  Loss on Sale of Assets ($68.2 million)

        Effective June 30, 2001, the Company sold the stock of Edwards Lifesciences Cardiovascular Resources, Inc. ("ELCR") to Fresenius Medical Care AG ("Fresenius") for cash proceeds of $45.0 million (the "ELCR Sale"), resulting in a pre-tax loss of $68.2 million. ELCR provided and managed perfusionists, monitoring systems, capital equipment and disposable material on a contract service basis to hospitals in the United States and Puerto Rico.

        The following unaudited pro forma consolidated condensed statement of operations gives effect to the ELCR Sale as if it had occurred on January 1, 2001 and excludes the $68.2 million loss on the sale. The unaudited pro forma consolidated condensed statement of operations does not purport to be indicative of either the results of future operations or the results of operations that would have occurred had the ELCR Sale been consummated on January 1, 2001. The following amounts are in millions, except per share amounts:

Year Ended December 31, 2001
Net sales	$631.1
Net income	45.9
Net income per share:
Basic	0.78
Diluted	0.75

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

  2000

  Loss on Sale and Abandonment of Assets ($302.0 million)

        During 2000, the Company sold the majority of its United States and Western European assets and rights related to its perfusion products to Jostra AG (the "Jostra Sale"). In accordance with SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges," the Company recorded a pre-tax impairment charge of $290.5 million in 2000 to reduce the carrying value of these assets to fair value based upon the estimated net proceeds from the Jostra Sale. Assets subject to this impairment charge consisted primarily of goodwill ($245.0 million) and special-use manufacturing and support assets. The goodwill impairment charge was calculated based upon a pro rata allocation of the goodwill using the relative fair values of the affected long-lived assets and identifiable intangibles acquired at the inception date of the goodwill. On August 31, 2000, Edwards Lifesciences completed the Jostra Sale for $24.0 million (consisting of $10.0 million in cash and a $14.0 million note receivable, payable in six equal quarterly installments through March 1, 2002, plus interest at an annual effective rate of 8%). All payments under the note have been made.

        In conjunction with the Jostra Sale, during 2000 the Company recorded charges to establish a $9.7 million reserve for personnel costs and a $1.8 million reserve for exit activities. The personnel costs consisted primarily of severance, medical plan continuation and outplacement services for the approximately 225 employees impacted by the Jostra Sale. The impacted employees were located in Europe, the United States and Puerto Rico, and primarily worked in a manufacturing capacity. The exit activities consisted primarily of information systems costs, contract termination costs and shutdown expenses.

        The following table summarizes the utilization of these reserves through December 31, 2001 (in millions):

	Initial Reserve	Utilized in 2000	Balance at December 31, 2000	Utilized in 2001	Balance at December 31, 2001
Personnel costs	$9.7	$(1.8)	$7.9	$(7.9)	$—
Exit activities	1.8	(1.4)	0.4	(0.4)	—

	$11.5	$(3.2)	$8.3	$(8.3)	$—

  Gain on Sale of Assets ($35.0 million)

        On June 30, 2000, Edwards Lifesciences transferred the rights, intellectual property and United States' assets related to the Novacor mechanical cardiac assist product line to WorldHeart. In return, the Company received (a) preferred stock of a subsidiary of WorldHeart which, at Edwards' option, can be exchanged for approximately five million shares of WorldHeart's common stock commencing July 2003, bears a cumulative dividend and matures in June 2015 and (b) exclusive worldwide distribution rights to the Novacor left ventricular assist system and any ventricular assist technologies developed by WorldHeart. Edwards Lifesciences also will provide components and technical support to WorldHeart for ventricular assist products at agreed upon prices. The Company recorded a pre-tax gain of $35.0 million during 2000 in connection with this transaction.

        As part of the transaction with WorldHeart, the Company invested $20.0 million in WorldHeart convertible preferred stock. The preferred stock bears a cumulative dividend, matures in June 2007, is callable at any time by WorldHeart and is convertible by Edwards Lifesciences into WorldHeart common stock commencing July 2006. Edwards Lifesciences reports its investments in WorldHeart as available-for-sale securities.

        The following unaudited pro forma consolidated condensed statement of operations gives effect to the sales to Jostra AG and WorldHeart by Edwards Lifesciences as if the sales had occurred on January 1, 2000 and exclude the $302.0 million loss on sale to Jostra AG and the $35.0 million gain on sale to WorldHeart. The unaudited pro forma consolidated condensed statement of operations does not purport to be indicative of either the results of future operations or the results of operations that would have occurred had the sales been consummated on January 1, 2000. The following amounts are in millions, except per share amounts:

Year Ended December 31, 2000
Net sales	$771.9
Net income	8.2
Net income per share:
Basic	0.14
Diluted	0.13

  Other Non-recurring Charges ($45.2 million)

        As a result of Edwards Lifesciences' continuing efforts to focus the Company's product portfolio and effect the Company's business strategy following the spin-off from Baxter, during 2000 the Company decided to discontinue certain products in its portfolio that did not meet the objectives of its business strategy. The long-lived assets or the investments in these products were evaluated to determine whether any impairment in their recoverability existed at the determination date. As a result, Edwards Lifesciences assessed whether the estimated cash flows of the products over the estimated lives of the related assets were sufficient to recover their costs. Where such cash flows were insufficient, the Company utilized a discounted cash flow model to estimate the fair value of assets or investments and recorded an impairment charge to adjust the carrying values to estimated fair values. As a result of this evaluation, Edwards Lifesciences recorded a non-cash charge of $45.2 million during 2000 primarily related to the impairment of goodwill unrelated to perfusion products ($37.0 million), impairment of other intangibles ($5.1 million) and the write-down of non-productive assets ($3.1 million).

5.    ACCOUNTS RECEIVABLE SECURITIZATION

        Edwards Lifesciences has two agreements (the "Japan Receivables Facility" and the "U.S. Receivables Facility," or the "Facilities") with financial institutions whereby it securitizes, on a continuous basis, an undivided interest in certain eligible trade account receivables. In December 2002 the Company entered into the Japan Receivables Facility whereby the Company's Japanese subsidiary (Edwards Lifesciences Japan Limited) sells eligible accounts receivable directly to a financial institution. Under the U.S. Receivables Facility, the Company sells eligible accounts receivable to a wholly owned, special purpose, bankruptcy-remote subsidiary formed for the purpose of buying and selling these receivables, which then sells the participating interests in the receivables to a financial institution.

        The transactions under both Facilities are accounted for as sales of accounts receivable. The Company retained servicing responsibilities and subordinated residual interests in the accounts receivables. No servicing asset or liability has been recorded as the Company's compensation for servicing the assets is just adequate to cover the cost of its servicing responsibilities. The Company receives annual servicing fees approximating one percent of the outstanding balance and rights to future cash flows arising after the investors in the securitization trust have received their contractual return. The investors and the securitization trust have no recourse to the Company's other assets for failure of debtors to pay when due. The Company's residual interests are subordinate to the investors' interests. The Facilities expire in December 2003 and are renewable for one-year periods at the Company's option.

        Sales of receivables under these programs result in a reduction of accounts receivable on the Company's Consolidated Balance Sheets. Residual interests are carried at their fair value estimated as the net realizable value, which considers the relatively short liquidation period and includes an estimated provision for credit losses, and are included in Other Current Assets. Pursuant to the terms of the Facilities, the Company had sold approximately $82.7 million and $42.1 million of trade accounts receivable as of December 31, 2002 and 2001, respectively, resulting in a reduction of trade accounts receivable on the Company's Consolidated Balance Sheets, and received funding of approximately $67.1 million and $37.2 million. In 2002, proceeds from new sales totaled $474.1 million and cash collections totaled $455.2 million. In 2001, proceeds from new sales totaled $411.6 million and cash collections totaled $406.4 million. Costs associated with the sale of receivables, primarily related to the discount and loss on sale, were $1.6 million, $1.4 million and $0.4 million in 2002, 2001 and 2000, respectively, and are included in Other (Income) Expense, net.

6.    GOODWILL AND OTHER INTANGIBLE ASSETS

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

        Pursuant to SFAS No. 142, the results for periods prior to adoption are not to be restated. If SFAS No. 142 had been effective January 1, 2000, net loss and earnings per basic and diluted share would have been as follows (in millions, except per share information):

	Years Ended December 31,
	2001	2000
Reported net income (loss)	$(11.4)	$(271.7)
Goodwill amortization, net of tax	17.7	28.3

Adjusted net income (loss)	$6.3	$(243.4)

Earnings per basic share:
Reported net loss	$(0.19)	—
Adjusted net income	$0.11	—
Earnings per diluted share:
Reported net loss	$(0.19)	—
Adjusted net income	$0.10	—

        Other intangible assets subject to amortization consisted of the following (in millions):

December 31, 2002	Patents	Unpatented Technology	Other	Total
Cost	$96.8	$36.3	$5.8	$138.9
Accumulated amortization	(58.2)	(15.5)	(3.3)	(77.0)

Net carrying value	$38.6	$20.8	$2.5	$61.9

December 31, 2001	Patents	Unpatented Technology	Other	Total
Cost	$128.8	$39.8	$5.1	$173.7
Accumulated amortization	(84.9)	(16.4)	(3.8)	(105.1)

Net carrying value	$43.9	$23.4	$1.3	$68.6

        Amortization expense related to other intangible assets for the years ended December 31, 2002 and 2001 was $9.5 million and $9.9 million, respectively. Estimated amortization expense for each of the years ending December 31 is as follows (in millions):

2003	$8.7
2004	8.7
2005	8.7
2006	8.5
2007	8.5

7.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	December 31,
	2002	2001
	(in millions)
Accounts payable	$69.5	$53.1
Employee compensation and withholdings	38.4	33.5
Property, payroll and other taxes	33.7	31.5
Other accrued liabilities	56.3	65.4

	$197.9	$183.5

8.    LONG-TERM DEBT, CREDIT FACILITIES AND LEASE OBLIGATIONS

        Edwards Lifesciences entered into two unsecured revolving credit agreements ("the Credit Facilities") as of the Distribution, providing for up to an aggregate of $530.0 million in borrowings in multiple currencies. Borrowings currently bear interest at the London interbank offering rate (LIBOR) plus 0.78%, which includes a facility fee. One of the credit agreements provides for long-term borrowings up to an aggregate of $430.0 million and expires on March 30, 2005. The other credit agreement provides for short-term borrowings up to an aggregate of $100.0 million and expires on March 27, 2003. The Company anticipates that it will replace, the $100.0 million credit agreement with a similar credit agreement through March 2004. As of December 31, 2002, approximately $245.5 million was outstanding under the $430.0 million credit agreement. Edwards Lifesciences pays a facility fee, regardless of available or outstanding borrowings, currently at an annual rate of 0.15% for the $430 million credit agreement and 0.125% for the $100.0 million credit agreement. The Credit Facilities contain various financial and other covenants of Edwards Lifesciences, including a maximum leverage ratio and a minimum interest coverage ratio. All amounts outstanding under the $430.0 million credit agreement have been classified as long-term obligations, as these borrowings will continue to be refinanced pursuant to this credit agreement.

        Edwards Lifesciences utilizes interest rate swap agreements in managing its exposure to interest rate fluctuations. Interest rate swap agreements are executed as an integral part of specific debt transactions. Edwards Lifesciences' interest rate swap agreements involve agreements to receive a floating rate and pay a fixed rate, at specified intervals, calculated on an agreed-upon notional amount. As of December 31, 2002, Edwards Lifesciences had in place four interest rate swaps with a total notional amount of $199.4 million to swap floating rate United States dollar and Yen denominated debt obtained under the Company's revolving credit facilities for fixed rates. The original maturities of the interest rate swap agreements are between three and five years.

        The weighted average interest rate under the Credit Facilities was 4.79% at December 31, 2002, including the effect of interest rate swap agreements. The rates have been calculated using rates in effect at December 31, 2002, some of which are floating rates that reset periodically.

        Future minimum lease payments (including interest) under noncancelable operating leases and aggregate debt maturities at December 31, 2002 were as follows:

	Operating Leases	Aggregate Debt Maturities
	(in millions)
2003	$5.8	$—
2004	5.4	—
2005	3.3	245.5
2006	3.0	—
2007	1.0	—
Thereafter	—	—

Total obligations and commitments	$18.5	$245.5

        Included in debt at December 31, 2002 were unsecured notes denominated in various foreign currencies as follows (in millions):

Japanese Yen	13,700.0
Euro	15.0
Swiss Franc	5.0

        Certain facilities and equipment are leased under operating leases expiring at various dates. Most of the operating leases contain renewal options. Total expense for all operating leases was $6.8 million, $6.1 million and $5.3 million for the years 2002, 2001 and 2000, respectively.

9.    FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

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

	December 31,
	2002		2001
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(in millions)
Interest rate swap agreements	$199.4	$(11.0)	$168.4	$(10.3)
Option-based products	162.7	(2.7)	94.4	0.7
Forward currency agreements	226.1	(2.6)	62.0	8.5

        The fair value of financial instruments was estimated by discounting expected cash flows using quoted market interest rates and foreign exchange rates as of December 31, 2002 and 2001. Notional amounts are stated in the United States dollar equivalents at spot exchange rates at the respective dates. Considerable judgment was employed in interpreting market data to develop estimates of fair value; accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.

        At December 31, 2002, the fair value of option-based products, forward currency and interest rate swap agreements is recorded in Accrued Liabilities. During the year ended December 31, 2002 and 2001, the Company reclassified from Accumulated Other Comprehensive Income a net gain of $5.9 million and $8.2 million, respectively, to Cost of Goods Sold, and a net loss of $5.0 million and $3.8 million, respectively, to Interest Expense, Net. The Company expects that during the next 12 months it will reclassify to earnings an $11.2 million loss currently recorded in Accumulated Other Comprehensive Income. For the year ended December 31, 2002 and 2001, the Company expensed $1.3 million and $2.0 million, respectively, related to the time value of option-based products.

10.  COMMON STOCK

        The Edwards Lifesciences Corporation Long-Term Stock Incentive Compensation Program (the "Program"), which became effective April 1, 2000, provides for the grant of incentive and non-qualified stock options, restricted stock and other stock-based incentive awards for eligible employees and contractors of the Company. Under the Program, these grants are generally awarded at a price equal to the fair market value at the date of grant based upon the closing price on the date immediately preceding the grant date. Options to purchase shares of the Company's common stock granted under the Program generally vest over predetermined periods and expire 10 years after the date of grant. An aggregate of 12.5 million shares of the Company's common stock has been reserved for issuance under the Program.

        On April 3, 2000, the Company granted options to purchase shares of Edwards Lifesciences' common stock under the Program. The grants include two types of stock options: Founders Options and Conversion Options. The Founders Options were awarded to all salaried employees of the Company, and permit the purchase of approximately 5.7 million shares at an exercise price of $13.88, the fair market value at the date of grant. The Founders Options vested 30% on April 3, 2002, and the balance will vest on April 3, 2003. The Founders Options included approximately 634,000 options granted to non-employees of the Company in Japan (employees of Baxter dedicated to the joint venture as described in Notes 1 and 3). In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the $4.0 million value of these options is being amortized over the three-year vesting period on a straight-line basis. The Conversion Options permitted the purchase of approximately 2.2 million shares at an exercise price based upon an equitable conversion of the exercise price under the Baxter stock option plan, with reference to the when-issued price of the Company's stock and the closing price of Baxter's common stock on March 31, 2000. The Conversion Options retained the vesting periods under the Baxter stock option plan, resulting in various vesting periods. All of the Conversion Options were vested as of the end of September 2002.

        The Company also maintains the Nonemployee Directors and Consultants Stock Incentive Program (the "Nonemployee Program"), which became effective April 1, 2000, and has subsequently been amended. Under the Nonemployee Program, each non-employee director annually receives 10,000 stock options. Additionally, each non-employee director may elect to receive all or a portion of the cash retainer to which the director is otherwise entitled through the issuance of stock options. As of December 31, 2002, 172,962 options were issued under the Nonemployee Program.

        Stock option activity under the Program and the Nonemployee Program was as follows (options in thousands):

	2002		2001		2000
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of year	7,716	$14.79	7,686	$13.59	—	$—
Options issued with the Distribution	—	—	—	—	7,852	13.37
Options granted during period	2,784	26.03	1,123	22.01	424	16.87
Options exercised	(552)	14.17	(481)	12.14	—	—
Options cancelled	(154)	18.17	(612)	14.33	(590)	13.14

Outstanding, end of year	9,794	17.97	7,716	14.79	7,686	13.59

Exercisable, end of year	3,251	14.52	1,857	13.46	523	10.20

        The following table summarizes stock options outstanding at December 31, 2002 (options in thousands):

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$13.88 (Founders Options)	4,353	7.3	$13.88	1,132	$13.88
$10.20–$15.71 (Conversion options)	1,438	5.4	12.13	1,438	12.13
$15.44–$28.85 (Other options)	4,003	9.0	24.52	681	20.63

	9,794	7.7	17.97	3,251	13.46

        The Company applies the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for stock-based compensation; therefore, no compensation expense has been recognized for its fixed stock option plans as options generally are granted at fair market value based upon the closing price on the date immediately preceding the grant date. The Company has adopted the disclosure requirements for SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, if compensation expense for the Company's stock options had been recognized, based upon the fair value of awards granted, the Company's net income and earnings per share would have been reduced to the following pro forma amounts (in millions, except per share amounts):

	2002		2001		2000
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
Net Income	$55.7	$42.2	$(11.4)	$(20.0)	$(271.7)	$(279.0)
Basic earnings per share	0.94	0.72	(0.19)	(0.34)	—	—
Diluted earnings per share	0.91	0.69	(0.19)	(0.34)	—	—

        The per share weighted-average fair value for options granted during 2002, 2001 and 2000 was $11.64, $7.00 and $6.39, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2002	2001	2000
Average risk-free interest rate	4.4%	5.8%	5.8%
Expected dividend yield	None	None	None
Expected volatility	44%	45%	45%
Expected life (years)	5	5	5

Restricted Stock

        A one-time grant of 5,000 shares of restricted stock was made to each of the non-employee directors pursuant to the Nonemployee Program. These grants vest 50% after one year and the balance vests after two years from the date of grant. An aggregate of 300,000 shares of the Company's common stock has been authorized for issuance pursuant to the Nonemployee Program. Grants of restricted stock to non-employees are charged to unearned compensation in Stockholders' Equity at their intrinsic value and recognized as expense over the vesting period. Compensation expense recognized for such grants was approximately $0.1 million for 2002 and $0.2 million for both 2001 and 2000.

Employee Stock Purchase Plan

        The Company has two employee stock purchase plans ("ESPP") for eligible employees to purchase shares of the Company's common stock at 85% of the lower of the fair market value of Edwards Lifesciences common stock on the effective date of subscription or the date of purchase. Under the ESPP, employees can authorize the Company to withhold up to 12% of their compensation for common stock purchases, subject to certain limitations. The ESPP is available to all active employees of the Company paid from the United States payroll and to eligible employees of the Company outside the United States to the extent permitted by local law. The ESPP for United States employees is qualified under Section 423 of the Internal Revenue Code. The Board of Directors authorized an aggregate of 2,150,000 shares of the Company's common stock for issuance under the ESPP. As of December 31, 2002, 290,385 shares have been issued under the plans.

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

Treasury Stock

        In November 2001, the Company's Board of Directors approved a stock repurchase program authorizing the Company to purchase on the open market and in privately negotiated transactions up to two million shares of the Company's outstanding common stock. Stock repurchased under the program will primarily be used to offset dilution resulting from shares issued under the Company's employee stock option programs. During 2002 and 2001, the Company repurchased 1,298,300 and 26,800 shares at an aggregate cost of $30.8 million and $686,000, respectively. The timing and size of any future stock repurchases are subject to a variety of factors, including market conditions, stock prices and other cash requirements.

11.  EMPLOYEE BENEFIT PLANS

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

        Pension expense for the Baxter-sponsored plans relating to Edwards Lifesciences' employees was $0.4 million for the three months ended March 31, 2000.

        On October 1, 2002, the Company completed its spin-off from Baxter and acquired the cardiovascular business in Japan (See Notes 1 and 3). As part of the transaction, the Company acquired the defined benefit plan that covered the Japan employees and the related pension assets and liabilities.

        In addition to pension benefits, Edwards Lifesciences participated in Baxter-sponsored contributory health care and life insurance benefits for substantially all domestic retired employees through the Distribution. Baxter and Edwards Lifesciences froze benefits under these plans as of the Distribution for Edwards Lifesciences employees. Edwards Lifesciences has not established new health care and life insurance plans for employees retiring subsequent to the Distribution. Expense associated with these benefits relating to Edwards Lifesciences employees was less than $1.0 million in 2000.

        Edwards Lifesciences sponsors defined benefit pension plans in Puerto Rico, Japan and in certain European countries. A reconciliation of these plans' benefit obligations, assets, funded status and net liability are as follows (in millions):

11.  EMPLOYEE BENEFIT PLANS (Continued)

	Years Ended December 31,
	2002	2001
Benefit Obligations:
Beginning of period	$28.1	$23.0
Service cost	1.6	1.5
Interest cost	1.7	1.7
Participant contributions	0.2	0.2
Actuarial loss	4.1	2.6
Addition of Japan plan	8.6	—
Curtailment gains	(0.2)	(1.6)
Benefits paid	(0.3)	—
Currency exchange rate changes and other	0.9	0.7

End of year	$44.7	$28.1

Fair value of plan assets:
Beginning of period	$20.3	$17.6
Actual return on plan assets	(0.7)	(0.4)
Employer contributions	1.6	2.1
Participant contributions	0.2	0.2
Addition of Japan plan	1.1	—
Benefits paid	(0.3)	—
Currency exchange rate changes and other	0.7	0.8

End of year	$22.9	$20.3

Funded status of plans:
Funded status of plans	$(21.8)	$(7.7)
Unrecognized net transition obligation	0.6	—
Unrecognized net losses	13.5	4.6
Unrecognized prior service cost	1.6	2.6

Net liability on balance sheet	$(6.1)	$(0.5)

Net liability on balance sheet consists of:
Prepaid benefit cost	$0.1	$0.9
Accrued benefit liability	(11.8)	(1.4)
Other assets	3.1	—
Accumulated other comprehensive loss	1.6	—
Deferred tax asset	0.9	—

Net liability on balance sheet	$(6.1)	$(0.5)

        The components of net periodic benefit cost are as follows (in millions):

	Years Ended December 31,
	2002	2001	2000
Service cost	$1.6	$1.5	$1.1
Interest cost	1.7	1.7	1.1
Expected return on plan assets	(1.5)	(1.5)	(1.0)
Amortization of prior service cost and other	0.1	0.3	0.2

Net periodic pension benefits cost	$1.9	$2.0	$1.4

        Significant assumptions used in determining benefit obligations and net periodic benefit cost are summarized as follows (in weighted averages):

	Years Ended December 31,
	2002	2001
Discount Rate	4.96%	6.31%
Expected return on plan assets	6.77%	7.74%
Rate of compensation increase	3.66%	3.83%

Defined Contribution Plans

        The Company's employees in the United States and Puerto Rico are eligible to participate in a qualified 401(k) and 1165(e) plan, respectively. Participants may contribute up to 15% of their annual compensation (subject to tax code limitation) to the plans. Edwards Lifesciences matches the first 3 percent of the participant's annual eligible compensation contributed to the plan on a dollar-for-dollar basis. Edwards Lifesciences matches the next 2 percent of the participant's annual eligible compensation to the plan on a 50% basis. Matching contributions relating to Edwards Lifesciences employees were $4.4 million and $3.9 million, $3.2 million 2002, 2001 and 2000, respectively.

        The Company has a nonqualified deferred compensation plan for a select group of management that provides the opportunity to defer a specified percentage of their cash compensation. Participants may elect to defer up to 100% of bonus and 15% of total annual compensation. The Company's obligations under this plan are unfunded. The amount accrued under this plan was $3.3 million at December 31, 2002 and $2.2 million at December 31, 2001.

        The Edwards Lifesciences Corporation Executive Option Plan (the "Executive Plan") became effective for participation by eligible employees in 2001. Eligible employees who participate in the Executive Plan may not participate in the Company's nonqualified deferred compensation plan. Under the Executive Plan, executive officers and certain other key employees may elect to forgo a portion of their annual salary and bonus for an option to purchase shares of mutual funds or the Company's common stock. The options are granted quarterly with an initial exercise price equal to 25% of the fair market value per share (as defined in the Executive Plan) of the respective security on the grant date. The number of shares subject to each option is determined such that the difference between the aggregate fair market value (as defined in the Executive Plan) and the aggregate exercise price under the option is equal to the amount of forgone compensation attributable to the option. A total of 95,000 shares of the Company's common stock have been registered for issuance under the Executive Plan.

12.  RELATED PARTY TRANSACTIONS

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

        Prior to the Distribution, Edwards Lifesciences participated in a centralized cash management program administered by Baxter. Short-term advances from Baxter or excess cash sent to Baxter have been treated as an adjustment to the Investment by Baxter International Inc., net account as of and through March 31, 2000. No interest was allocated to Edwards Lifesciences on this balance.

        The following table summarizes the charges from Baxter for the above-mentioned services, as recorded in Edwards Lifesciences' Consolidated Statements of Operations for the year ended December 31, 2000 (in millions):

Cost of goods sold	$1.6
Selling, general and administrative expenses	10.5
Research and development expenses	0.7

        Effective on the Distribution, Baxter and Edwards Lifesciences entered into a series of administrative services agreements pursuant to which Baxter and Edwards Lifesciences continued to provide, for a specified period of time, certain administrative services (primarily information systems support, payroll, accounting and warehousing and logistics support) that each entity historically provided to the other. These agreements required the parties to pay each other a fee that approximated the actual costs of these services. Additionally, subsequent to March 31, 2000, Edwards Lifesciences had continuing relationships with Baxter as a customer and supplier for certain products, and used Baxter as a distributor of the Company's products in certain regions of the world. Substantially all of these service agreements and relationships had been terminated as of December 31, 2002.

        Sales to Baxter, acting in the capacity of the Company's distributor subsequent to the Distribution, represented approximately 8%, 11% and 12% of the Company's total net sales for 2002, 2001 and 2000, respectively.

        In December 2001, the Chief Executive Officer of the Company received a $2.5 million loan pursuant to his employment agreement with the Company as approved by the Board of Directors. The loan was used for the purchase of his primary residence in connection with his relocation. The loan is non-interest bearing and is due in December 2006 or upon resignation or the termination of employment. The loan is collateralized by the Chief Executive Officer's primary residence.

13.  OTHER (INCOME) EXPENSE, NET

	Years Ended December 31,
	2002	2001	2000
	(in millions)
Legal settlement, net	$(14.7)	$—	$—
Foreign exchange (gain) loss	(4.1)	5.0	2.3
Asset dispositions and write downs, net	2.3	6.5	0.5
Investment write-offs	1.4	—	—
Other	(0.3)	(0.9)	1.0

	$(15.4)	$10.6	$3.8

14.  INCOME TAXES

        Edwards Lifesciences' operations prior to the Distribution were included in the consolidated income tax returns of Baxter. The income tax information for periods prior to the Distribution was calculated as if Edwards Lifesciences were a stand-alone affiliated group for those periods.

        The Company's income (loss) before provision for income taxes was generated from United States and international operations as follows:

	Years Ended December 31,
	2002	2001	2000
	(in millions)
United States	$3.5	$(66.7)	$(320.8)
International	52.5	58.3	62.4

	$56.0	$(8.4)	$(258.4)

14.  INCOME TAXES (Continued)

        The provision for income taxes consists of the following:

	Years Ended December 31,
	2002	2001	2000
	(in millions)
Current
United States
Federal	$0.6	$—	$—
State and local	0.3	0.7	1.0
International including Puerto Rico	10.6	30.9	13.2

Current income tax expense	11.5	31.6	14.2

Deferred
United States
Federal	(7.4)	(15.3)	—
State and local	(0.9)	(5.1)	(0.9)
International including Puerto Rico	(2.9)	(9.7)	—

Deferred income tax benefit	(11.2)	(30.1)	(0.9)

Total income tax expense	$0.3	$1.5	$13.3

        The components of deferred tax assets and liabilities are as follows:

	December 31,
	2002	2001
	(in millions)
Deferred tax assets
Investments in unconsolidated affiliates	$29.7	$—
Net operating loss carryforwards	19.0	13.2
Accrued liabilities	12.0	4.9
Other intangible assets	10.5	—
Allowance for doubtful accounts	7.9	5.5
Tax credit carryforwards	6.4	3.1
Compensation and benefits	5.6	6.7
Inventories	2.4	3.0
Other	9.9	4.7

Total deferred tax assets	103.4	41.1

Deferred tax liabilities
Property, plant and equipment	(15.8)	(12.9)
Deferred gain on sale of assets	—	(13.9)
Other intangible assets	—	(10.0)
Other	(1.3)	(1.1)

Total deferred tax liabilities	(17.1)	(37.9)

Valuation allowance	(19.9)	(4.2)

Net deferred tax assets (liabilities)	$66.4	$(1.0)

        Deferred income taxes have not been provided on the undistributed earnings of the Company's foreign subsidiaries of approximately $80.1 million as of December 31, 2002 since these amounts are intended to be permanently reinvested in foreign operations. It is not practicable to calculate the deferred taxes associated with these earnings; however, foreign tax credits would likely be available to reduce federal income taxes in the event of distribution.

        A reconciliation of the United States federal statutory income tax rate to the Company's effective income tax rate is as follows:

	Years Ended December 31,
	2002	2001	2000
	(in millions)
Income tax expense (benefit) at U.S. federal statutory rate	$19.6	$(2.9)	$(90.4)
(Benefit) loss on sale of perfusion services business	(20.1)	11.0	—
Valuation allowance for loss on investment	13.8	—	—
Foreign income tax at different rates	(10.6)	(6.8)	(8.4)
Tax credits	(1.9)	(1.6)	(0.7)
State and local taxes, net of federal tax benefit	(0.1)	(3.0)	—
Nondeductible charges (Note 4)	—	—	99.9
Nondeductible goodwill	—	6.0	9.8
Other	(0.4)	(1.2)	3.1

Income tax expense	$0.3	$1.5	$13.3

        The Company has manufacturing operations outside the United States, primarily in Puerto Rico, Switzerland and The Dominican Republic, which benefit from reductions in local tax rates under various tax incentives.

        As a result of recent tax law developments and the filing of the Company's 2001 tax return, the Company recorded a $20.1 million tax benefit during 2002 related to the loss on sale of its United States perfusion services business in June 2001.

        In exchange for the sale of the Novacor mechanical cardiac assist product line to WorldHeart in June 2000, the Company received WorldHeart preferred stock (see Note 4). In 2002, the investment in the WorldHeart preferred stock was deemed to be impaired and written down to its fair market value. Due to the uncertainty of using any potential tax benefit for the loss, a valuation allowance of $13.8 million has been established.

        As of December 31, 2002, the Company has approximately $19.0 million of U.S. federal and state tax net operating losses and $5.5 million of tax credits available for carry-forward that will begin to expire in 2012 if not utilized. The Company also has approximately $38.2 million of foreign tax net operating losses available for carry-forward that will begin to expire in 2005 if not utilized and approximately $0.9 million of non-expiring tax credits that are available for carry-over. A valuation allowance of $6.1 million has been provided on certain foreign net operating losses.

15.  LEGAL PROCEEDINGS

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

        On June 29, 2000, Edwards Lifesciences also filed a lawsuit against St. Jude Medical, Inc. alleging infringement of three Edwards Lifesciences United States patents. This lawsuit was filed in the United States District Court for the Central District of California, seeking monetary damages and injunctive relief. St. Jude has answered and asserted various affirmative defenses and counterclaims with respect to the lawsuits. On April 9, 2002, a fourth Edwards Lifesciences United States patent was added to the lawsuit. Discovery is proceeding.

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

16.  SEGMENT INFORMATION

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

        Geographic area data includes net sales based on product shipment destination and long-lived asset data is presented based on physical location.

	As of or for the years ended December 31,
	2002	2001	2000
	(in millions)
Net Sales by Geographic Area
United States	$383.3	$420.8	$481.8
Europe	157.3	145.4	160.2
Japan	94.8	62.0	93.9
Other countries	68.6	63.9	67.9

	$704.0	$692.1	$803.8

Net Sales by Major Product and Service Area
Cardiac Surgery	$365.9	$329.0	$311.2
Critical Care	230.3	209.9	217.3
Vascular	51.3	49.3	54.8
Perfusion	43.2	102.1	206.7
Other Distributed Products	13.3	1.8	13.8

	$704.0	$692.1	$803.8

Long-Lived Assets by Geographic Area
United States	$572.2	$657.5	$772.7
Other countries	70.8	33.4	32.8

	$643.0	$690.9	$805.5

17.  QUARTERLY FINANCIAL RESULTS AND MARKET FOR THE COMPANY'S STOCK (UNAUDITED)

	Years ended December 31
	First quarter	Second quarter	Third quarter	Fourth quarter	Total year
	(in millions, except per share data)
2002
Net sales	$162.3	$172.8	$165.8	$203.1	$704.0
Gross profit	93.2	98.4	95.9	117.4	404.9
Net income (loss)[a]	20.8	30.6	(17.4)	21.7	55.7
Earnings (loss) per common share
Basic	0.35	0.52	(0.30)	0.37	0.94
Diluted	0.34	0.50	(0.30)	0.36	0.91
Market price
High	29.60	28.05	25.75	27.50	29.60
Low	25.00	22.18	18.40	23.81	18.40
2001
Net sales	$191.9	$192.4	$147.8	$160.0	$692.1
Gross profit	95.7	97.2	83.4	92.1	368.4
Net income (loss)[b]	12.7	(55.7)	14.5	17.1	(11.4)
Earnings (loss) per common share
Basic	0.22	(0.95)	0.25	0.29	(0.19)
Diluted	0.21	(0.95)	0.24	0.28	(0.19)
Market price
High	22.75	26.45	28.00	29.15	29.15
Low	16.75	17.80	20.40	22.60	16.75

n/a—not applicable

a
The third quarter includes (1) a $67.4 million pretax charge related to the impairment of the Company's investment in WorldHeart preferred stock, (2) a $20.1 million tax benefit related to the loss on sale of its United States perfusion services business in June 2001 resulting from tax law developments and the filing of the Company's 2001 tax return, and (3) a $3.3 million charge for legal, administrative and regulatory expense related to the acquisition of the cardiovascular business in Japan.

b
The second quarter includes (1) a $68.2 million pretax loss on the sale of the Company's perfusion services business to Fresenius, and (2) a $14.8 million pretax charge consisting of the write-down of selected goodwill, intangible assets and other assets.

EDWARDS LIFESCIENCES CORPORATION
VALUATION AND QUALIFYING ACCOUNTS (in millions)

		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions from reserves	Balance at end of period
Year ended December 31, 2002
Allowance for doubtful accounts and returns	$4.3	$5.7	—	$(4.5)	$5.5
Inventory reserves	9.4	4.9	1.8	(6.5)	9.6
Litigation reserves	3.4	1.4	—	(0.7)	4.1
Year ended December 31, 2001
Allowance for doubtful accounts and returns	4.5	3.6	—	(3.8)	4.3
Inventory reserves	8.3	9.1	—	(8.0)	9.4
Litigation reserves	5.4	1.5	—	(3.5)	3.4
Year ended December 31, 2000
Allowance for doubtful accounts and returns	8.1	2.8	—	(6.4)	4.5
Inventory reserves	12.2	21.2	—	(25.1)	8.3
Litigation reserves	2.1	5.4	—	(2.1)	5.4

Item 9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10    Directors and Executive Officers of the Registrant

        This information required by this Item is set forth under the headings "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Executive Officers of Edwards Lifesciences" in the definitive proxy materials to be filed in connection with its 2003 Annual Meeting of Stockholders (the "Proxy Statement") (which Proxy Statement will be filed with the Securities and Exchange Commission on or before April 30, 2003). The information required by this Item to be contained in the Proxy Statement is incorporated herein by reference.

Item 11    Executive Compensation

        Except for information referred to in Item 402(a)(8) of Regulation S-K, the information contained under the headings "Election of Directors" and "Executive Compensation and Other Information" in the Proxy Statement is incorporated herein by reference.

Item 12    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information contained under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the Proxy Statement are incorporated herein by reference.

Item 13    Certain Relationships and Related Transactions

        The information contained under the heading "Related Party Transactions" in the Proxy Statement is incorporated herein by reference.

Item 14    Controls and Procedures

        The Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company's disclosure controls and procedures as of a date within 90 days of the filing of this report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have determined that such controls and procedures are designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them, particularly during the period in which this Form 10-K was being prepared. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART IV

Item 15    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Edwards Lifesciences Corporation (l)
3.2	Amended and Restated Bylaws of Edwards Lifesciences Corporation (a)
3.3	Form of Certificate of Designation for Edwards Lifesciences Corporation Series A Junior Participating Preferred Stock (included as Exhibit A to Exhibit 10.9) (a)
4.1	Specimen form of certificate representing Edwards Lifesciences Corporation common stock (a)
10.1	Form of Agreement and Plan of Reorganization, to be entered into between Edwards Lifesciences Corporation and Baxter International Inc. (a)
10.2	Form of Tax Sharing Agreement, to be entered into between Edwards Lifesciences Corporation and Baxter International Inc. (a)
*10.3	Edwards Lifesciences Corporation Long-Term Stock Incentive Compensation Program (a)
*10.4	Form of Edwards Lifesciences Corporation Change in Control Severance Agreement (i)
*10.5	Employment Agreement for Michael A. Mussallem (i)
*10.6	Promissory Note Secured by Deed of Trust for Michael A. Mussallem dated December 11, 2001 (l)
10.9	Form of Rights Agreement between Edwards Lifesciences Corporation and EquiServe Trust Company, N.A, as Rights Agent, dated as of March 31, 2000 (a)
10.10	Services and Distribution Agreement between Edwards Lifesciences LLC, as successor in interest to Baxter Healthcare Corporation, and Allegiance Healthcare Corporation, dated as of October 1, 1996. CONFIDENTIAL INFORMATION APPEARING IN THIS DOCUMENT HAS BEEN OMITTED AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION IN ACCORDANCE WITH SECTION 24(b) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED AND RULE 24b-2 PROMULGATED THEREUNDER. OMITTED INFORMATION HAS BEEN REPLACED WITH ASTERISKS (a)
*10.11	Form of Employment Agreement (a)
10.12	Form of Consulting Agreement (a)
10.13	Form of Outgoing Confidentiality Agreement (a)
*10.14	Edwards Lifesciences Corporation Nonemployee Directors and Consultants Stock Incentive Program (a)
10.16	Form of Tokumei Kumiai Agreement by and between Baxter Limited and Edwards Lifesciences Finance Limited, dated as of April 1, 2000 (a)
10.17	Form of Option Agreement by and between Baxter Limited and Edwards Lifesciences Limited, dated as of April 1, 2000 (a)
10.18	Form of Japan Distribution Agreement by and between Baxter Limited and Edwards Lifesciences LLC, dated as of April 1, 2000 (a)
10.19	Five Year Credit Agreement dated as of March 31, 2000, among Edwards Lifesciences Corporation, a Delaware corporation; the Swiss Borrowers; the Japanese Borrowers; the Lenders from time to time party hereto; The Chase Manhattan Bank, as Administrative Agent; Chase Manhattan International Limited, as London Agent; The Fuji Bank, Limited, as the Tokyo Agent; Bank One, N.A., as Syndication Agent; and Credit Suisse First Boston, as Documentation Agent (b)

10.20	364-Day Credit Agreement dated as of March 30, 2000, among Edwards Lifesciences Corporation, a Delaware corporation; the Lenders from time to time party hereto; The Chase Manhattan Bank, as Administrative Agent; Bank One, N.A., as Syndication Agent; and Credit Suisse First Boston, as Documentation Agent (b)
*10.21	Edwards Lifesciences Corporation Severance Pay Plan (b)
10.22	Contribution Agreement by and among Edwards Lifesciences LLC, Edwards Novacor LLC, WorldHeart Corporation and Valentine Acquisition Corp. dated as of May 24, 2000 (c)
10.23	Amendment No. 1, dated as of June 30, 2000, to the Five Year Credit Agreement dated as of March 30, 2000, among Edwards Lifesciences Corporation, a Delaware corporation; the Swiss Borrowers; the Japanese Borrowers; the Lenders from time to time party thereto; The Chase Manhattan Bank, as Administrative Agent; Chase Manhattan International Limited, as London Agent; The Fuji Bank, Limited, as the Tokyo Agent; Bank One, N.A., as Syndication Agent; and Credit Suisse First Boston, as Documentation Agent, and to the 364 Day Credit Agreement dated as of March 30, 2000, among Edwards Lifesciences Corporation, the Lenders from time to time party thereto, The Chase Manhattan Bank, as Administrative Agent, Bank One, N.A., as Syndication Agent and Credit Suisse First Boston, as Documentation Agent (c)
*10.24	Edwards Lifesciences Corporation Long-Term Stock Incentive Compensation Program (as amended and restated July 12, 2000) (d)
*10.25	Edwards Lifesciences Corporation Nonemployee Directors and Consultants Stock Incentive Program (as amended and restated March 2001) (h)
*10.26	Edwards Lifesciences Corporation Executive Option Plan (e)
*10.27	Amendment Edwards Lifesciences Corporation of Puerto Rico Savings and Investment Plan (f)
*10.28	Edwards Lifesciences Corporation 401(k) Savings and Investment Plan (g)
*10.29	Edwards Lifesciences Corporation 2002 Incentive Plan. CONFIDENTIAL INFORMATION APPEARING IN THIS DOCUMENT HAS BEEN OMITTED AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION IN ACCORDANCE WITH SECTION 24(b) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED AND RULE 24b-2 PROMULGATED THEREUNDER. OMITTED INFORMATION HAS BEEN REPLACED WITH ASTERISKS (m)
10.30	Amendment No. 2, dated as of March 29, 2001, to the Five Year Credit Agreement dated as of March 30, 2000 among Edwards Lifesciences Corporation, a Delaware corporation; the Swiss Borrowers; the Japanese Borrowers; the Lenders from time to time party thereto; The Chase Manhattan Bank, as Administrative Agent; Chase Manhattan International Limited, as London Agent; The Fuji Bank, Limited, as the Tokyo Agent; Bank One, N.A., as Syndication Agent; and Credit Suisse First Boston, as Documentation Agent (j)
10.31	Amended and Restated 364-Day Credit Agreement dated as of March 29, 2001 among Edwards Lifesciences Corporation, as Borrower, the lenders Party hereto; The Chase Manhattan Bank, as Administrative Agent; Credit Suisse First Boston, as Syndication Agent; and the Bank of Nova Scotia, as Documentation Agent; JP Morgan, a division of Chase Securities Inc., as Advisor, Lead Arranger and Bookrunner (j)
10.32	Agreement between Edwards Lifesciences Corporation and Richard L. Miller, dated May 3, 2001 (k)

10.33	Amendment and Restatement Agreement (to the 364-Day Credit Agreement dated as of March 30, 2000 and the Amended and Restated 364-Day Credit Agreement dated as of March 29, 2001) dated as of March 28, 2002 among Edwards Lifesciences Corporation, as Borrower, the lenders Party hereto; JPMorgan Chase Bank, as Administrative Agent; Credit Suisse First Boston, Cayman Islands Branch and Wachovia Bank, N.A. as Co-Syndication Agents; and the Bank of Nova Scotia and Bank of America, N.A. as Co-Documentation Agents; JPMorgan Securities Inc., as Lead Arranger and Bookrunner (m)
10.34	Supplemental Reorganization Agreement and Amendment to Tax Sharing Agreement, dated as of July 25, 2002, by and between Baxter International Inc. and Edwards Lifesciences Corporation (n)
10.35	Kaisha Bunkatsu & Stock purchase Agreement, dated as of July 25, 2002, entered into by and among Baxter Limited; Baxter Holdings Limited; Edwards Lifesciences Limited; and Edwards Lifesciences AG (n)
10.36	Amendment No. 3, dated as of October 21, 2002, to the Five Year Credit Agreement dated as of March 30, 2000 among Edwards Lifesciences Corporation, a Delaware corporation; the Swiss Borrowers; The Japanese Borrowers; the Lenders from time to time party thereto; JPMorgan Chase Bank, as Administrative Agent; J. P. Morgan Europe Limited, as London Agent; Mizuho Corporate Bank, LTD., as the Tokyo Agent; Bank One, N.A., as Syndication Agent; and Credit Suisse First Boston, as Documentation Agent (n)
10.37	Amendment No. 1, dated as of October 21, 2002, to the 364-Day Amended And Restated Credit Agreement dated as of March 28, 2002 among Edwards Lifesciences Corporation, a Delaware corporation; the Lenders from time to time party thereto, JPMorgan Chase Bank, as Administrative Agent; Credit Suisse First Boston, Cayman Islands Branch and Wachovia Bank, N.A., as Co-Syndication Agents and The Bank Of Nova Scotia And Bank Of America, N.A., as Co-Documentation Agents (n)
10.38	Receivables Purchase Agreement, dated as of December 21, 2000, by and among Edwards Lifesciences Financing LLC, a Delaware limited liability company, Edwards Lifesciences LLC, a Delaware limited liability company, Blue Ridge Asset Funding Corporation, a Delaware corporation, and Wachovia Bank, N.A.
10.39	Amendment No. 1 to Receivables Purchase Agreement, dated as of February 1, 2001, by and among Edwards Lifesciences Financing LLC, a Delaware limited liability company, Edwards Lifesciences LLC, a Delaware limited liability company, Blue Ridge Asset Funding Corporation, a Delaware corporation, and Wachovia Bank, N.A.
10.40	Second Amendment to Receivables Purchase Agreement, dated as of September 20, 2001, by and among Edwards Lifesciences Financing LLC, a Delaware limited liability company, Edwards Lifesciences LLC, a Delaware limited liability company, Blue Ridge Asset Funding Corporation, a Delaware corporation, the Liquidity Banks and Wachovia Bank, N.A.
10.41	Third Amendment to Receivables Purchase Agreement, dated as of March 8, 2002, by and among Edwards Lifesciences Financing LLC, a Delaware limited liability company, Edwards Lifesciences LLC, a Delaware limited liability company, Blue Ridge Asset Funding Corporation, a Delaware corporation, the Liquidity Banks and Wachovia Bank, N.A.
10.42	Receivables Purchase Agreement, dated December 4, 2002, by and among Edwards Lifesciences Limited, a Japanese corporation, Apreco, Inc., a Delaware corporation and Citilease Company Limited, a Japanese corporation
*10.43	Long-Term Stock Incentive Compensation Program (as amended and restated May 8, 2002)
*10.44	Nonemployee Directors and Consultants Stock Incentive Program (as amended and restated November 13, 2002)
21.1	Subsidiaries of Edwards Lifesciences Corporation

23	Consent of Independent Accountants
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

  (n)
  Incorporated by reference to the cited exhibit in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended September 30, 2002, under the Securities Exchange Act of 1934.

        * Represents management contract or compensatory plan

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDWARDS LIFESCIENCES CORPORATION
March 14, 2003	By:	/s/ MICHAEL A. MUSSALLEM Michael A. Mussallem Chairman of the Board and Chief Executive Officer

        We, the undersigned officers and directors of Edwards Lifesciences Corporation, hereby severally constitute and appoint Bruce P. Garren and Margaret T. Miles, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, all amendments to this Annual Report on Form 10-K, and generally to do all things in our names and on our behalf in such capacities to enable Edwards Lifesciences Corporation to comply with the provisions of the Securities Act of 1934, as amended, and all requirements of the Securities and Exchange Commission. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL A. MUSSALLEM Michael A. Mussallem	Chairman of the Board and Chief Executive Officer	March 14, 2003
/s/ BRUCE J. BENTCOVER Bruce J. Bentcover	Corporate Vice President, Chief Financial Officer and Treasurer (Chief Accounting Officer)	March 14, 2003
/s/ BRUCE P. GARREN Bruce P. Garren	Corporate Vice President, General Counsel and Secretary	March 14, 2003
/s/ MIKE R. BOWLIN Mike R. Bowlin	Director	March 14, 2003
/s/ ROBERT A. INGRAM Robert A. Ingram	Director	March 14, 2003
/s/ VERNON R. LOUCKS JR. Vernon R. Loucks Jr.	Director	March 14, 2003
/s/ PHILIP M. NEAL Philip M. Neal	Director	March 7, 2003
/s/ DAVID E.I. PYOTT David E.I. Pyott	Director	March 14, 2003

EDWARDS LIFESCIENCES CORPORATION

CERTIFICATIONS PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Michael A. Mussallem, certify that:

1.
I have reviewed this annual report on Form 10-K of Edwards Lifesciences Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: March 14, 2003	By:	/s/ MICHAEL A. MUSSALLEM Michael A. Mussallem Chairman of the Board and Chief Executive Officer

EDWARDS LIFESCIENCES CORPORATION

CERTIFICATIONS PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Bruce J. Bentcover, certify that:

1.
I have reviewed this annual report on Form 10-K of Edwards Lifesciences Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: March 14, 2003	By:	/s/ BRUCE J. BENTCOVER Bruce J. Bentcover Corporate Vice President, Chief Financial Officer and Treasurer (Chief Accounting Officer)

QuickLinks

EDWARDS LIFESCIENCES CORPORATION Form 10-K Annual Report—2002 Table of Contents
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
  Item 8 Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE DECEMBER 31, 2002
REPORT OF INDEPENDENT ACCOUNTANTS
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
  Item 10 Directors and Executive Officers of the Registrant
  Item 11 Executive Compensation
  Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13 Certain Relationships and Related Transactions
  Item 14 Controls and Procedures
PART IV
  Item 15 Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002