Form 10-Q
period 2003-06-30
EDWARDS LIFESCIENCES CORP
filed 2003-08-13
CIK 1099800

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2003
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

        The number of shares outstanding of the registrant's common stock, $1.00 par value, as of July 31, 2003, was 61,925,231.

EDWARDS LIFESCIENCES CORPORATION
FORM 10-Q

For the quarterly period ended June 30, 2003

Part I. Financial Information

Item 1. Financial Statements

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(unaudited) (in millions, except share data)

	June 30, 2003	December 31, 2002
ASSETS
Current assets
Cash and cash equivalents	$50.7	$34.2
Accounts and other receivables, net	124.4	108.4
Inventories, net	125.6	111.8
Deferred income taxes	28.4	27.6
Prepaid expenses and other current assets	59.1	44.4

Total current assets	388.2	326.4
Property, plant and equipment, net	205.8	209.4
Goodwill	338.2	333.8
Other intangible assets, net	80.5	65.0
Investments in unconsolidated affiliates	21.5	23.5
Deferred income taxes	31.4	38.8
Other assets	14.1	11.3

	$1,079.7	$1,008.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$186.1	$197.9

Long-term debt	307.3	245.5

Other liabilities	27.3	25.4

Commitments and contingent liabilities
Stockholders' equity
Common stock, $1.00 par value, 350,0000,000 shares authorized, 61,796,008 and 61,502,375 shares issued, 59,172,508 and 60,177,275 shares outstanding at June 30, 2003 and December 31, 2002, respectively	61.8	60.2
Additional contributed capital	434.8	412.0
Retained earnings	179.0	143.4
Accumulated other comprehensive income	(48.5)	(44.7)
Common stock in treasury, at cost, 2,623,500 and 1,325,100 shares at June 30, 2003 and December 31, 2002, respectively	(68.1)	(31.5)

Total stockholders' equity	559.0	539.4

	$1,079.7	$1,008.2

The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited) (in millions, except per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net sales	$217.8	$172.8	$430.3	$335.1
Cost of goods sold	89.6	74.4	178.7	143.5

Gross profit	128.2	98.4	251.6	191.6
Selling, general and administrative expenses	75.8	54.3	147.2	105.0
Research and development expenses	18.0	16.6	37.0	32.0
Purchased in-process research and development expenses	—	—	11.8	—
Loss on sale of business	3.3	—	3.3	—
Other operating income	—	(3.6)	—	(7.4)

Operating income	31.1	31.1	52.3	62.0
Interest expense, net	3.5	3.0	6.2	5.8
Other income, net	(1.4)	(15.7)	(5.0)	(15.7)

Income before provision for income taxes	29.0	43.8	51.1	71.9
Provision for income taxes	7.9	13.2	15.5	20.5

Net income	$21.1	$30.6	$35.6	$51.4

Share information:
Earnings per share
Basic	$0.36	$0.52	$0.60	$0.87
Diluted	$0.34	$0.50	$0.58	$0.83
Weighted average number of common shares outstanding
Basic	59.0	59.3	58.9	59.3
Diluted	61.4	61.5	61.1	61.7

The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited) (in millions)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities
Net income	$35.6	$51.4
Income charges (credits) not affecting cash:
Depreciation and amortization	22.1	19.3
Deferred income taxes	8.3	(1.1)
Loss on sale of business	3.3	—
Other	5.5	3.6
Changes in operating assets and liabilities:
Accounts and other receivables	(10.6)	(15.7)
Inventories	(6.9)	(1.6)
Accounts payable and accrued liabilities	(12.3)	(4.6)
Prepaid expenses	(11.3)	(9.3)
Other	(6.2)	0.7

Net cash provided by operating activities	27.5	42.7

Cash flows from investing activities
Capital expenditures	(18.0)	(16.4)
Investments in intangible assets	(17.4)	(2.9)
Proceeds from asset dispositions	5.6	2.9
Investments in unconsolidated affiliates	(0.9)	(1.8)

Net cash used in investing activities	(30.6)	(18.2)

Cash flows from financing activities
Proceeds from issuance of short-term debt	—	0.4
Proceeds from issuance of long-term debt	242.1	46.9
Payments on short-term debt	—	(0.8)
Payments on long-term debt	(187.6)	(71.9)
Purchases of treasury stock	(36.6)	(20.3)
Proceeds from stock plans	23.5	7.4
Proceeds from accounts receivable securitization, net	(0.2)	—
Other	(4.4)	(0.3)

Net cash provided by (used in) financing activities	36.8	(38.6)

Effect of currency exchange rate changes on cash and cash equivalents	(17.2)	1.9

Net increase (decrease) in cash and cash equivalents	16.5	(12.2)
Cash and cash equivalents at beginning of period	34.2	47.7

Cash and cash equivalents at end of period	$50.7	$35.5

The accompanying notes are an integral part of these
consolidated condensed financial statements.

Edwards Lifesciences Corporation

Notes to Consolidated Condensed Financial Statements

June 30, 2003

(unaudited)

1.    BASIS OF PRESENTATION

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

        The Company applies the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for stock-based compensation; therefore, no compensation expense has been recognized for its fixed stock option plans as options generally are granted at fair market value based upon the closing price on the date immediately preceding the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income, as reported	$21.1	$30.6	$35.6	$51.4
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(3.1)	(3.0)	(7.1)	(6.5)

Pro forma net income	$18.0	$27.6	$28.5	$44.9

Earnings per basic share:
Reported net income	$0.36	$0.52	$0.60	$0.87
Pro forma net income	$0.31	$0.47	$0.48	$0.76
Earnings per diluted share:
Reported net income	$0.34	$0.50	$0.58	$0.83
Pro forma net income	$0.29	$0.45	$0.47	$0.73

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

2.    ACQUISITION OF ASSETS

        On February 18, 2003, as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, the Company acquired the endovascular mitral valve repair program of Jomed N.V., a European-based provider of products for minimally invasive vascular intervention, for $20.0 million in cash. The acquisition included all technology and intellectual property associated with the program. The fair market value of the assets acquired consists primarily of patents and are being amortized over their estimated economic life of 17 years. Approximately $11.8 million of the purchase price has been charged to in-process research and development. The value of the in-process research and development was calculated with the assistance of a third party appraiser using cash flow projections discounted for the risk inherent in such projects. The discount rate used was 30%. The valuation assumed approximately $20 million of additional research and development expenditures would be incurred prior to the date of product introduction. Material net cash inflows were forecasted in the valuation to commence in 2008.

3.    LOSS ON SALE OF BUSINESS

        Effective July 4, 2003, the Company sold its German perfusion services subsidiary to WKK GmbH, a German-based provider of hospital services, for a nominal amount. Sales generated by the German perfusion services subsidiary were approximately $3.5 million during the six months ended June 30, 2003. In accordance with SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges," the Company recorded a pre-tax impairment charge of $3.3 million in the second quarter of 2003 to reduce the carrying value of the subsidiary's assets to fair value based upon the proceeds from the sale.

4.    INVENTORIES

        Inventories consisted of the following (in millions):

	June 30, 2003	December 31, 2002
Raw materials	$21.5	$17.4
Work in process	18.8	14.7
Finished products	85.3	79.7

	$125.6	$111.8

5.    GOODWILL AND OTHER INTANGIBLE ASSETS

        Other intangible assets subject to amortization consisted of the following (in millions):

June 30, 2003	Patents	Unpatented Technology	Other	Total
Cost	$110.2	$36.3	$15.6	$162.1
Accumulated amortization	(61.4)	(16.7)	(3.5)	(81.6)

Net carrying value	$48.8	$19.6	$12.1	$80.5

December 31, 2002
Cost	$96.8	$36.3	$8.9	$142.0
Accumulated amortization	(58.2)	(15.5)	(3.3)	(77.0)

Net carrying value	$38.6	$20.8	$5.6	$65.0

        Amortization expense related to other intangible assets was $2.4 million for the quarters ended June 30, 2003 and June 30, 2002, and $4.6 million and $4.4 million for the six months ended June 30, 2003 and June 30, 2002, respectively. Estimated amortization expense for each of the years ending December 31 is as follows (in millions):

2003	$9.6
2004	10.0
2005	10.2
2006	10.2
2007	10.2

        During the quarter ended June 30, 2003, the Company made an immaterial acquisition of a business resulting in $4.4 million of goodwill.

6.    CONVERTIBLE SENIOR DEBT

        On May 9, 2003, the Company issued $125.0 million of convertible senior debentures, issued at par, bearing an interest rate of 3.875% per annum due May 15, 2033 (the "Notes"). Interest is payable semi-annually in May and November. Issuance costs of approximately $3.6 million will be amortized to interest expense over 5 years. The Notes are convertible into 18.29 shares of the Company's common stock for each $1,000 principal amount of Notes (conversion price of $54.66 per share), subject to adjustment. The Notes may be converted, at the option of the holders, on or prior to the final maturity date under any of the following circumstances:

  •
  during any fiscal quarter commencing with the quarter ending September 30, 2003 if the closing sale price per share of the Company's common stock exceeds 120% of the conversion price;

  •
  if the Notes have been called for redemption; or

  •
  upon the occurrence of specified corporate events.

        Holders of the Notes have the right to require the Company to purchase all or a portion of their Notes at a price equal to 100% of the principal amount of the Notes plus any accrued and unpaid interest on May 15, 2008, 2013, and 2018. The Company will pay cash for all Notes so purchased on May 15, 2008. For any Notes purchased by the Company on May 15, 2013 or 2018, the Company may, at its option, choose to pay the purchase price in cash or in shares of the Company's common stock or any combination thereof. The Company must pay all accrued and unpaid interest in cash.

        The Company may redeem for cash all or part of the Notes at any time on or after May 15, 2008, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest.

        Beginning with the six month interest period commencing May 15, 2008, holders of the Notes will receive contingent interest if the trading price of the Notes equals or exceeds 120% of the principal amounts of the Notes. This contingent interest payment feature represents an embedded derivative. Based on the deminimis value associated with this feature, however, no value has been assigned to the derivative at issuance or at June 30, 2003.

        On May 20, 2003, the Company issued an additional $25.0 million aggregate principal amount of convertible senior debentures due 2033. The issuance of the additional $25.0 million aggregate principal amount of debentures was pursuant to the exercise of an over-allotment option granted by the Company. These debentures have the same terms as the Notes issued on May 9, 2003.

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

        Edwards Lifesciences is, or may be, a party to, or may be otherwise responsible for, pending or threatened lawsuits related primarily to products and services currently or formerly manufactured or performed, as applicable, by Edwards Lifesciences. Such cases and claims raise difficult and complex factual and legal issues and are subject to many uncertainties and complexities, including, but not limited to, the facts and circumstances of each particular case or claim, the jurisdiction in which each suit is brought, and differences in applicable law. Upon resolution of any pending legal matters or other claims, Edwards Lifesciences may incur charges in excess of currently established reserves. While such a charge could have a material adverse impact on Edwards Lifesciences' net income or net cash flows in the period in which it is recorded or paid, management believes that no such charge relating to any currently pending lawsuit would have a material adverse effect on Edwards Lifesciences' consolidated financial position.

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

8.    COMPREHENSIVE INCOME

        Reconciliation of net income to comprehensive income is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income	$21.1	$30.6	$35.6	$51.4
Other comprehensive income:
Currency translation adjustments, net of tax	1.5	(11.2)	(2.6)	(6.4)
Unrealized net gain (loss) on investments in unconsolidated affiliates, net of tax	0.7	(2.4)	0.2	(1.7)
Unrealized net gain (loss) on cash flow hedges, net of tax	1.0	(9.8)	(1.4)	(10.3)

Comprehensive income	$24.3	$7.2	$31.8	$33.0

9.    EARNINGS PER SHARE

        A reconciliation of the shares used in the basic and diluted per share computations is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Basic shares outstanding	59.0	59.3	58.9	59.3
Dilutive effect of employee stock options	2.4	2.1	2.2	2.4
Dilutive effect of employee stock purchase plans	—	0.1	—	—

Diluted shares outstanding	61.4	61.5	61.1	61.7

        Diluted earnings per share excludes 1.7 million and 1.9 million shares related to options for the three months ended June 30, 2003 and 2002, respectively, and 4.3 million and 2.1 million shares related to options for the six months ended June 30, 2003 and 2002, respectively. These options were excluded because the exercise price per share was greater than the average market price, resulting in an anti-dilutive effect on diluted earnings per share. The effect of approximately 2.7 million common shares related to the assumed conversion of the $150.0 million convertible debentures due 2033 has been excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2003 because none of the conditions that would permit conversion had been satisfied.

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

        Geographic area data includes net sales, based on product shipment destination, and long-lived asset data, based upon physical location.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in millions)
Net Sales by Geographic Area
United States	$97.5	$98.4	$194.5	$193.2
Japan (Note 1)	48.8	15.5	97.9	31.7
Europe	50.6	39.2	97.7	75.7
Other countries	20.9	19.7	40.2	34.5

	$217.8	$172.8	$430.3	$335.1

Net Sales by Major Product Lines
Cardiac Surgery	$108.5	$92.8	$215.9	$180.5
Critical Care	68.8	55.2	135.1	107.8
Vascular	14.0	13.0	27.8	24.8
Perfusion	15.1	11.1	28.8	20.6
Other Distributed Products	11.4	0.7	22.7	1.4

	$217.8	$172.8	$430.3	$335.1

	June 30, 2003	December 31, 2002
	(in millions)
Long-Lived Assets by Geographic Area
United States	$578.4	$572.2
Other countries	81.0	70.8

	$659.4	$643.0

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends the forward-looking statements to be covered by the safe harbor provisions for the forward-looking statements in these sections. All statements other than statements of historical fact in this report or referred to or incorporated by reference into this report are "forward-looking statements" for purposes of these sections. These statements include, among other things, any predictions of earnings, revenues, expenses or other financial items, any statements of plans, strategies and objectives of management for future operations, any statements concerning the Company's future operations, financial conditions and prospects, and any statement of assumptions underlying any of the foregoing. These statements can sometimes be identified by the use of the forward-looking words such as "may," "believe," "will," "expect," "project," "estimate," "anticipate," "plan," "continue," "seek," "pro forma," "forecast," or "intend" or other similar words or expressions of the negative thereof. Investors are cautioned not to unduly rely on such forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause the Company's future business, financial condition, results of operations, or performance to differ materially from the Company's historical results or those expressed in any forward-looking statements contained in this report. Investors should carefully review the information contained in the Company's Current Report on Form 8-K dated May 13, 2003, and in, or incorporated by reference into, the Company's Annual Report on Form 10-K for the year ended December 31, 2002, or this report.

        The following discussion and analysis presents the factors that had a material effect on the results of operations of Edwards Lifesciences during the three and six months ended June 30, 2003. Also discussed is Edwards Lifesciences' financial position as of June 30, 2003. You should read this discussion in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2002, and the historical consolidated condensed financial statements and related notes included elsewhere in this Form 10-Q.

        Certain disclosures prepared in accordance with generally accepted accounting principles ("GAAP") contained in this discussion are accompanied by disclosures that are not prepared in conformity with GAAP. These non-GAAP disclosures exclude the impacts of fluctuations in foreign currency exchange rates and reflect our cardiovascular business in Japan (which prior to October 1, 2002, was operated through a joint venture) as if it had been our wholly-owned subsidiary for the first and second quarters ended 2002 (see "Joint Venture in Japan"). The Company has included this non-GAAP information because the Company's management believes that it provides a more meaningful comparison of the Company's operating results for the periods presented in this discussion and of the Company's ongoing operations.

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

        The products and services provided by Edwards Lifesciences to treat cardiovascular disease are categorized into five main areas:

  •
  Cardiac surgery;

  •
  Critical care;

  •
  Vascular;

  •
  Perfusion; and

  •
  Other distributed products.

        Edwards Lifesciences' cardiac surgery portfolio is comprised primarily of products relating to heart valve therapy, transmyocardial revascularization, and cannulation used during open-heart surgery. Edwards Lifesciences is the world's leading manufacturer in, and has been a pioneer in the development and commercialization of, tissue heart valves and repair products used to replace or repair a patient's diseased or defective heart valve. In the critical care area, Edwards Lifesciences is a world leader in hemodynamic monitoring systems used to measure a patient's heart function, and also provides central venous access products for fluid and drug delivery. Edwards Lifesciences' vascular portfolio includes a line of balloon catheter-based products, surgical clips and inserts, angioscopy equipment, artificial implantable grafts, and an endovascular system used to treat life-threatening abdominal aortic aneurysms less invasively than conventional surgical procedures. In the perfusion category, Edwards Lifesciences develops, manufactures and markets, in regions outside the United States and Western Europe, a diverse line of disposable products used during cardiopulmonary bypass procedures, including oxygenators, blood containers, filters and related devices. See "Loss on Sale of Business" regarding the sale of the Company's German perfusion services business. Lastly, other distributed products include sales of intra-aortic balloon pumps, pacemakers, angioplasty systems and other products sold though our distribution network in Japan, and miscellaneous pharmaceutical products sold in the United States.

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

Results of Operations

  Net Sales Trends

        The following is a summary of United States and international net sales (dollars in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
			Percent Change			Percent Change
	2003	2002		2003	2002
United States	$97.5	$98.4	(0.9)%	$194.5	$193.2	0.7%
International	120.3	74.4	61.7%	235.8	141.9	66.2%

Total net sales	$217.8	$172.8	26.0%	$430.3	$335.1	28.4%

        The changes in net sales in the United States for the three and six months ended June 30, 2003 were due primarily to decreased sales in perfusion and vascular products, offset by increased sales of cardiac surgery and critical care products.

        The increases in international net sales were due primarily to the change in accounting for sales in Japan (see "Joint Venture in Japan") and the impact of changes in foreign currency exchange rates (primarily the movement of the United States dollar against the Euro and the Japanese Yen). Assuming the Japan business was consolidated for the three and six months ended June 30, 2002, international net sales for the three and six months ended June 30, 2003 would have increased 19.1% and 23.3%, respectively. Additionally, excluding the impact of changes in foreign currency exchange rates, international net sales for the three and six months ended June 30, 2003 would have increased 5.9% and 8.5%, respectively. These increases are due primarily to increased international sales of cardiac surgery and vascular products.

        The impact of foreign currency exchange rate fluctuations on net sales would not necessarily be indicative of the impact on net income due to the corresponding effect of foreign currency exchange rate fluctuations on international manufacturing and operating costs, and Edwards Lifesciences' hedging activities.

  Net Sales by Product Line

        The following table is a summary of net sales by product line (dollars in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
			Percent Change			Percent Change
	2003	2002		2003	2002
Cardiac Surgery	$108.5	$92.8	16.9%	$215.9	$180.5	19.6%
Critical Care	68.8	55.2	24.6%	135.1	107.8	25.3%
Vascular	14.0	13.0	7.7%	27.8	24.8	12.1%
Perfusion	15.1	11.1	36.0%	28.8	20.6	39.8%
Other Distributed Products	11.4	0.7	NM	22.7	1.4	NM

Total net sales	$217.8	$172.8	26.0%	$430.3	$335.1	28.4%

NM=Not Meaningful

        Commencing October 1, 2002, the Company began reporting the results of its Japan business on a fully consolidated basis. Assuming the Japan business was consolidated for all periods presented, net sales by product line would have been as follows (dollars in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
			Percent Change			Percent Change
	2003	2002		2003	2002
Cardiac Surgery	$108.5	$95.9	13.1%	$215.9	$185.8	16.2%
Critical Care	68.8	62.8	9.6%	135.2	120.7	12.0%
Vascular	14.0	13.7	2.2%	27.8	26.1	6.5%
Perfusion	15.1	16.5	(8.5)%	28.8	30.5	(5.6)%
Other Distributed Products	11.4	10.5	8.6%	22.6	21.3	6.1%

Total net sales	$217.8	$199.4	9.2%	$430.3	$384.4	11.9%

        Assuming the Japan business was consolidated for all periods presented, and excluding the impact of foreign currency exchange rate fluctuations, net sales by product line ("Adjusted Net Sales") would have changed as follows (dollars in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
			Percent Change			Percent Change
	2003	2002		2003	2002
Cardiac Surgery	$106.8	$99.7	7.1%	$214.0	$193.6	10.5%
Critical Care	69.1	67.5	2.4%	136.7	130.4	4.8%
Vascular	13.7	14.4	(4.9)%	27.4	27.6	(0.7)%
Perfusion	15.7	18.1	(13.3)%	30.4	33.8	(10.1)%
Other Distributed Products	12.2	12.3	(0.8)%	24.4	25.2	(3.2)%

Total net sales	$217.5	$212.0	2.6%	$432.9	$410.6	5.4%

  Cardiac Surgery

        The Adjusted Net Sales growth in cardiac surgery products resulted primarily from sales growth of pericardial tissue valves and valve repair products, partially offset by the decline in porcine valve sales. Management expects that its heart-valve therapy products will continue to serve as a key driver of Edwards Lifesciences' sales growth.

  Critical Care

        The Adjusted Net Sales growth in critical care products was due primarily to stronger pressure monitoring sales and growth in advanced technology catheters, partially offset by declines in base catheter products. Critical care products have been, and are expected to continue to be, significant contributors to Edwards Lifesciences' total sales.

  Vascular

        The Adjusted Net Sales for vascular products decreased due primarily to a one-time adjustment by the Company's largest distributor in the United States during the quarter ended June 30, 2003, to reduce their inventory levels of surgical vascular products. Management continues to believe that there are opportunities in less invasive peripheral vascular disease treatments and intends to build on the Company's base franchise by developing and marketing products such as (a) its Lifepath AAA endovascular graft system, which is currently being marketed in Europe and undergoing clinical studies in the United States (pre-marketing approval is anticipated in late 2004), and (b) peripheral stents, which are anticipated to be introduced in the quarter ended September 30, 2003.

  Perfusion

        The Adjusted Net Sales decrease for perfusion resulted primarily from the reduction in low-margin distributed product sales. See "Loss on Sale of Business" regarding the sale of the Company's German perfusion services business.

  Other Distributed Products

        Other distributed products include sales of intra-aortic balloon pumps, pacemakers, angioplasty systems and other products sold though the Company's distribution network in Japan, and miscellaneous pharmaceutical products sold in the United States. The Adjusted Net Sales for the second quarter of 2003 remained relatively flat from 2002. The decrease in Adjusted Net Sales for the first half of 2003 was due primarily to particularly strong sales in Japan during the quarter ended March 31, 2002.

  Gross Profit

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Gross profit as a percentage of net sales	58.9%	56.9%	58.5%	57.2%

        Reflecting the Japanese business on a consolidated basis for the three and six months ended June 30, 2002, gross profit as a percentage of net sales ("Adjusted Percentage") would have been 57.1% and 57.5%, respectively. The increases for the three and six months ended June 30, 2003, from the Adjusted Percentages resulted primarily from increased sales of higher-margin cardiac surgery products and manufacturing volumes. The increases were partially offset by the impact of foreign currency exchange rates.

  Selling, General and Administrative (SG&A) Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
SG&A expenses as a percentage of net sales	34.8%	31.4%	34.2%	31.3%

        Reflecting the Japanese business on a consolidated basis for the three and six months ended June 30, 2002, SG&A expenses would have been $66.3 million and $126.8 million, respectively, and as a percentage of net sales ("Adjusted Percentage") would have been 33.2% and 33.0%, respectively. The increases for the three and six months ended June 30, 2003, from the Adjusted Percentages were due primarily to the impact of foreign currency exchange rates.

        On August 1, 2003, the Company announced that it expects to record an estimated $8.0 to $10.0 million after-tax charge during the quarter ended September 30, 2003 resulting from an approximately 2.5% reduction in the Company's workforce of 5,000 employees worldwide.

  Research and Development Expenses

        (dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Research and development expenses	$18.0	$16.6	$37.0	$32.0
Research and development expenses as a percentage of net sales	8.3%	9.6%	8.6%	9.5%

        Reflecting the Japanese business on a consolidated basis for the three and six months ended June 30, 2002, research and development expenses would have been $17.4 million and $33.5 million, respectively, and as a percentage of net sales would have been 8.7% in both periods. The increased expenses for the three and six months ended June 30, 2003 resulted primarily from investments in experienced talent related to new platforms in the cardiac surgery and vascular product lines, combined with the impact of consolidating Japan.

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

  Loss on Sale of Business

        Effective July 4, 2003, the Company sold its German perfusion services subsidiary to WKK GmbH, a German-based provider of hospital services, for a nominal amount. Sales generated by the German perfusion services subsidiary were approximately $3.5 million during the six months ended June 30, 2003. In accordance with SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges," the Company recorded a pre-tax impairment charge of $3.3 million in the second quarter of 2003 to reduce the carrying value of the subsidiary's assets to fair value based upon the proceeds from the sale.

  Other Operating Income

        Other operating income for the three and six months ended June 30, 2002, represented the Company's 90% profit interest in the cardiovascular business in Japan, which was recorded utilizing the equity method of accounting through September 30, 2002. As a result of the acquisition of the Japanese business on October 1, 2002, there was no "other operating income" during the three months and six months ended June 30, 2003. For more information, see "Joint Venture in Japan."

  Interest Expense, net

        Interest expense, net, was $3.5 million and $3.0 million for the three months ended June 30, 2003 and 2002, respectively, and $6.2 million and $5.8 million for the six months ended June 30, 2003 and 2002, respectively. The increases in interest expense, net resulted primarily from the Company's issuance of $150.0 million of convertible senior debentures in May 2003, and a concurrent share repurchase which temporarily increased the Company's average debt balance.

  Other Income, net

        The following is a summary of other (income) expense, net (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Legal settlement, net	$—	$(14.7)	$—	$(14.7)
Foreign exchange gains, net	(4.2)	(3.0)	(9.8)	(2.5)
Asset dispositions and write-downs, net	2.8	1.3	3.6	1.3
Sale of property development rights	—	—	—	(1.8)
Investment write-offs	—	0.3	—	1.4
Other	—	0.4	1.2	0.6

	$(1.4)	$(15.7)	$(5.0)	$(15.7)

        Foreign exchange gains, net relate primarily to global trade and intercompany receivable balances, which benefited from the impact of strengthening Euro and Japanese Yen exchange rates relative to the United States dollar. Asset dispositions and write-downs, net for the three and six months ended June 30, 2003, resulted from a decline in the fair value of idle real estate.

  Provision for Income Taxes

        The effective income tax rates were 27.2% and 30.3% for the three and six months ended June 30, 2003, respectively, and were impacted by the second quarter loss on the sale of the perfusion services business (see "Loss on Sale of Business") and the first quarter in-process research and development charge. The effective income tax rates for the three and six month periods ended June 30, 2002 were 30.1% and 28.5%, respectively, and were impacted by a cash settlement from a favorable patent litigation. Excluding these items, the effective income tax rate was 26% for the three and six months ended June 30, 2003 and 2002.

Liquidity and Capital Resources

        The Company's sources of cash liquidity include cash on hand and cash equivalents, amounts available under credit facilities, proceeds from a convertible debt offering, accounts receivables securitization facilities, cash from operations, and other external sources of funds. The Company believes that these sources are sufficient to fund the current requirements of working capital, capital expenditures and other financial commitments. The Company further believes that it has the financial flexibility to attract long-term capital to fund short-term and long-term growth objectives. However, no assurances can be given that such long-term capital will be available to Edwards Lifesciences on favorable terms, or at all.

        As of June 30, 2003, the Company had two unsecured revolving credit agreements providing for up to an aggregate of $530.0 million in borrowings in multiple currencies. One of the credit agreements provide for long-term borrowings up to an aggregate of $430.0 million and expires on March 30, 2005 (the "Five Year Credit Facility"). The other credit agreement provides for borrowings up to an aggregate of $100.0 million through March 25, 2004 (the "364 Day Facility"). As of June 30, 2003, borrowings of $50.0 million were outstanding under the Five Year Credit Facility and no borrowings were outstanding under the 364 Day Facility. All amounts outstanding under the Five Year Credit Facility have been classified as long-term obligations, as these borrowings will continue to be refinanced pursuant to that credit agreement. The credit facilities contain various financial and other covenants, all of which the Company was in compliance with at June 30, 2003.

        On May 9, 2003, the Company issued $125.0 million of convertible senior debentures, issued at par, bearing an interest rate of 3.875% per annum due May 15, 2033 (the "Notes"). Interest is payable semi-annually in May and November. Issuance costs of approximately $3.6 million will be amortized to interest expense over 5 years. The Notes are convertible into 18.29 shares of the Company's common stock for each $1,000 principal amount of Notes (conversion price of $54.66 per share), subject to adjustment. The Notes may be converted, at the option of the holders, on or prior to the final maturity date under any of the following circumstances:

  •
  during any fiscal quarter commencing with the quarter ending September 30, 2003 if the closing sale price per share of the Company's common stock exceeds 120% of the conversion price;

  •
  if the Notes have been called for redemption; or

  •
  upon the occurrence of specified corporate events.

        Holders of the Notes have the right to require the Company to purchase all or a portion of their Notes at a price equal to 100% of the principal amount of the Notes plus any accrued and unpaid interest on May 15, 2008, 2013, and 2018. The Company will pay cash for all Notes so purchased on May 15, 2008. For any Notes purchased by the Company on May 15, 2013 or 2018, the Company may, at its option, choose to pay the purchase price in cash or in shares of the Company's common stock or any combination thereof. The Company must pay all accrued and unpaid interest in cash.

        The Company may redeem for cash all or part of the Notes at any time on or after May 15, 2008, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest.

        Beginning with the six month interest period commencing May 15, 2008, holders of the Notes will receive contingent interest if the trading price of the Notes equals or exceeds 120% of the principal amounts of the Notes. This contingent interest payment feature represents an embedded derivative. Based on the deminimis value associated with this feature, however, no value has been assigned to the derivative at issuance or at June 30, 2003.

        On May 20, 2003, the Company issued an additional $25.0 million aggregate principal amount of convertible senior debentures due 2033. The issuance of the additional $25.0 million aggregate principal amount of debentures was pursuant to the exercise of an over-allotment option granted by the Company. These debentures have the same terms as the Notes issued on May 9, 2003.

        The Company also has two securitization programs whereby certain of our subsidiaries sell, without recourse, on a continuous basis, an undivided interest in certain eligible pools of trade accounts receivable. As of June 30, 2003, the Company had sold a total of $83.1 million of trade accounts receivable and received funding of $68.4 million. One of the securitization programs expires on December 3, 2005, and the other expires on December 22, 2003 and is expected to be renewed.

        At June 30, 2003, there have been no material changes in the Company's significant contractual obligations and commercial commitments as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2002.

        Cash flows provided by operating activities for the six months ended June 30, 2003, decreased $15.2 million from the same period a year ago due primarily to reduced earnings (before non-cash items) in 2003, which resulted primarily from the purchased in-process research and development charge in 2003 and a cash settlement from a favorable patent litigation in 2002.

        Cash flows used in investing activities for the six months ended June 30, 2003, increased $12.4 million due primarily to the purchase on April 16, 2003, of the technology and intellectual property associated with Embol-X Inc.'s surgically placed, intra-aortic embolic management system. The total consideration consisted of $8.0 million cash, $2.0 million of cash payable upon the completion of the technology transfer, stock in an unconsolidated affiliated company valued at $3.0 million and capitalized transaction costs. In accordance with the guidance provided in Emerging Issues Task Force 98-3, "Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business," the transaction was accounted for as a purchased business combination. The purchase price was allocated to the acquired assets at their estimated fair values as determined by an independent appraisal as follows (dollars in millions):

Developed technology	$6.5
Goodwill	4.4
Patents	1.7
Trademarks and trade names	0.5
Machinery and equipment	0.2
Inventory	0.3

$13.6

        If prior to April 16, 2008, the Company's sales of medical devices from the transferred technology are at least $20.0 million in any consecutive 12-month period, the Company will pay an additional $5.0 million to Embol-X Inc. This contingent obligation has not been recorded in the Company's balance sheet as of June 30, 2003. Forecasted sales of medical devices from the transferred technology are expected to be less than $1.0 million for the remainder of 2003.

        Cash provided by financing activities was $36.8 million for the six months ended June 30, 2003, compared to cash used of $38.6 million for the same period in the prior year. This difference includes net proceeds from the issuance of $150.0 million of convertible senior debentures, offset by the pay down of existing long-term debt. Proceeds from stock plans increased $16.1 million for the six months ended June 30, 2003 due primarily to the exercise of stock options.

        In addition to the Company's initial stock repurchase program, the Company's Board of Directors approved a second stock repurchase program, effective as of May 6, 2003, authorizing the Company to purchase on the open market and in privately negotiated transactions up to an additional 2.0 million shares of the Company's outstanding common stock through December 31, 2005. During the six months ended June 30, 2003, the Company repurchased 383,200 shares at an aggregate cost of $10.3 million under the initial stock repurchase program and 915,200 shares at an aggregate cost of $26.3 million under the second stock repurchase program.

Critical Accounting Policies

        The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to the Company's critical accounting policies which the Company believes could have the most significant effect on the Company's reported results and require subjective or complex judgments by management is contained on pages 31-34 in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Management believes that at June 30, 2003, there has been no material change to this information.

New Accounting and Disclosure Standards Issued

        In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, and is not expected to have a material impact on the Company's consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

  Interest Rate Risk

        For a complete discussion of the Company's exposure to interest rate risk, refer to Item 7A "Quantitative and Qualitative Disclosures About Market Risk" on pages 35-37 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002. There have been no significant changes from the information discussed therein.

  Currency Risk

        For a complete discussion of the Company's exposure to foreign currency risk, refer to Item 7A "Quantitative and Qualitative Disclosures About Market Risk" on pages 35-37 of the Company's

Annual Report on Form 10-K for the year ended December 31, 2002. There have been no significant changes from the information discussed therein.

  Credit Risk

        For a complete discussion of the Company's exposure to credit risk, refer to Item 7A "Quantitative and Qualitative Disclosures About Market Risk" on pages 35-37 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002. There have been no significant changes from the information discussed therein.

  Concentrations of Credit Risk

        In the normal course of business, Edwards Lifesciences provides credit to customers in the health care industry, performs credit evaluations of these customers and maintains reserves for probable credit losses, which have been adequate, based upon historical experience.

  Investment Risk

        The Company invests in equity securities of public and private companies. These investments are classified in "Investments in unconsolidated affiliates" on the consolidated balance sheets. The Company is exposed to risks related to changes in the fair values of these investments. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. Management employs a systematic methodology that considers all available evidence in evaluating potential impairment of its investments. In the event that the cost of an investment exceeds its fair value, Management evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, as well as its intent and ability to hold the investment. Management also considers specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, operational and financing cash flow factors, performance against product development milestones, and rating agency actions. If a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.

        At June 30, 2003, the Company had $21.5 million of investments in equity securities and had recorded unrealized losses on these investments of $6.6 million in "Accumulated Other Comprehensive Income," net of tax. Management considers these declines temporary in nature based upon its evaluation of the above-mentioned criteria. Should these companies experience a decline in financial condition or fail to meet certain development milestones, the decline in the investments values may be considered other than temporary and impairment charges may be necessary.

Item 4. Controls and Procedures

        The Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company's disclosure controls and procedures as of June 30, 2003. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have determined that such controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries required to be filed in this quarterly report, is made known to them. There have been no changes in the Company's internal controls over financial reporting that were identified during the evaluation that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

        Edwards Lifesciences is, or may be, a party to, or may be otherwise responsible for, pending or threatened lawsuits related primarily to products and services currently or formerly manufactured or performed, as applicable, by Edwards Lifesciences. Such cases and claims raise difficult and complex factual and legal issues and are subject to many uncertainties and complexities, including, but not limited to, the facts and circumstances of each particular case or claim, the jurisdiction in which each suit is brought, and differences in applicable law. Upon resolution of any pending legal matters, Edwards Lifesciences may incur charges in excess of currently established reserves. While such a charge could have a material adverse impact on Edwards Lifesciences' net income or net cash flows in the period in which it is recorded or paid, management believes that no such charge would have a material adverse effect on Edwards Lifesciences' consolidated financial position.

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

Item 2. Changes in Securities and Use of Proceeds

        On May 9, 2003, the Company issued $125.0 million of its 3.875% convertible senior debentures due 2033. On May 20, 2003, the Company issued an additional $25.0 million aggregate principal amount of its 3.875% convertible senior debentures due 2033 pursuant to the exercise of an over-allotment option granted by the Company. These debentures were initially purchased by J.P. Morgan Securities Inc., Banc of America Securities LLC, Goldman, Sachs & Co. and UBS Warburg LLC (the "Initial Purchasers") pursuant to an exemption from registration under the Securities Act of 1933, as amended (the "Securities Act") under section 4(2) of the Securities Act. The Initial Purchasers offered these debentures only to "qualified institutional buyers" (as defined in Rule 144A under the Securities Act) in compliance with the exemptions therefrom. The Company received $146.7 million in net proceeds from the sale of the debentures after deducting the Initial Purchasers' discount and offering expenses.

        These debentures are convertible into 18.29 shares of the Company's common stock for each $1,000 principal amount of debentures (conversion price of $54.66 per share), subject to adjustment. The debentures may be converted, at the option of the holders, on or prior to the final maturity date under any of the following circumstances:

  •
  during any fiscal quarter commencing with the quarter ending September 30, 2003 if the closing sale price per share of the Company's common stock exceeds 120% of the conversion price;

  •
  if the debentures have been called for redemption; or

  •
  upon the occurrence of specified corporate events.

Item 4. Submission of Matters to a Vote of Security Holders

        The Company's annual meeting of stockholders was held on May 14, 2003. Each of the nominees for directors, as listed in the proxy statement, was elected with the number of votes set forth below:

	In Favor	Withheld
Michael A. Mussallem	52,283,615	1,196,930
Mike R. Bowlin	51,396,986	2,083,559

        In addition, the following directors' terms of office are continuing:

    Vernon R. Loucks Jr.
    Robert A. Ingram
    Philip M. Neal
    David E.I. Pyott

        The results of the other matters voted upon at the annual meeting are as follows:

	In Favor	Against	Abstain
Amendment of the Company's Long-Term Stock Incentive Compensation Program	39,441,639	13,682,936	355,970
The appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for fiscal year 2003	51,268,736	2,111,804	100,005

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits
Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto and include the following:
	*10.9	Nonemployee Directors and Consultants Stock Incentive Program (amended and restated as of May 14, 2003)
	31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  *
  Represents management contract or compensatory plan

(b)
Reports on Form 8-K

The Company filed or furnished five reports during the quarter ended June 30, 2003, as follows:

Date Filed or Furnished	Item No.	Description
April 22, 2003	Items 9 and 12	On April 22, 2003, the Company announced its first quarter results for the period ended March 31, 2003.
May 6, 2003	Item 5	On May 5, 2003, the Company announced the offer of $125 million of convertible senior debentures due 2033.
May 6, 2003	Item 5	On May 6, 2003, the Company announced the pricing of its $125 million 3.875% convertible senior debentures due 2033.
May 13, 2003	Item 5	On May 13, 2003, the Company provided an updated description of the material risks related to the Company and an investment in its securities.
May 20, 2003	Item 5	On May 20, 2003, the Company announced it had issued an additional $25 million of its 3.875% convertible senior debentures due 2033.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDWARDS LIFESCIENCES CORPORATION (Registrant)
Date: August 8, 2003	By:	/s/ CORINNE H. LYLE Corinne H. Lyle Corporate Vice President, Chief Financial Officer and Treasurer (Chief Accounting Officer)

EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

Exhibit No.	Description
*10.9	Nonemployee Directors and Consultants Stock Incentive Program (amended and restated as of May 14, 2003)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*
Represents management contract or compensatory plan

QuickLinks

TABLE OF CONTENTS
Part I. Financial Information
  Item 1. Financial Statements
EDWARDS LIFESCIENCES CORPORATION CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited) (in millions, except share data)
EDWARDS LIFESCIENCES CORPORATION CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (unaudited) (in millions, except per share information)
EDWARDS LIFESCIENCES CORPORATION CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited) (in millions)
Edwards Lifesciences Corporation Notes to Consolidated Condensed Financial Statements June 30, 2003 (unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K.
EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION