Form 10-Q
period 2003-09-30
EDWARDS LIFESCIENCES CORP
filed 2003-11-13
CIK 1099800

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2003
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        The number of shares outstanding of the registrant's common stock, $1.00 par value, as of October 31, 2003, was 59,260,625.

EDWARDS LIFESCIENCES CORPORATION
FORM 10-Q

For the quarterly period ended September 30, 2003

Part I. Financial Information

Item 1. Financial Statements

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(unaudited)

(in millions, except share data)

	September 30, 2003	December 31, 2002
ASSETS
Current assets
Cash and cash equivalents	$38.3	$34.2
Accounts and other receivables, net	115.6	108.4
Inventories, net	125.3	111.8
Deferred income taxes	28.9	27.6
Prepaid expenses and other current assets	60.2	44.4

Total current assets	368.3	326.4
Property, plant and equipment, net	205.9	209.4
Goodwill	338.2	333.8
Other intangible assets, net	80.7	65.0
Investments in unconsolidated affiliates	28.4	23.5
Deferred income taxes	35.1	38.8
Other assets	14.2	11.3

	$1,070.8	$1,008.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$172.0	$197.9

Long-term debt	293.1	245.5

Other liabilities	27.0	25.4

Commitments and contingent liabilities
Stockholders' equity
Common stock, $1.00 par value, 350,0000,000 shares authorized, 62,119,088 and 60,177,275 shares issued, 59,027,688 and 58,852,175 shares outstanding at September 30, 2003 and December 31, 2002, respectively	62.1	60.2
Additional contributed capital	440.2	412.0
Retained earnings	203.5	143.4
Accumulated other comprehensive income	(46.2)	(44.7)
Common stock in treasury, at cost, 3,091,400 and 1,325,100 shares at September 30, 2003 and December 31, 2002, respectively	(80.9)	(31.5)

Total stockholders' equity	578.7	539.4

	$1,070.8	$1,008.2

The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in millions, except per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net sales	$206.1	$165.8	$636.4	$500.9
Cost of goods sold	86.9	69.9	265.6	213.4

Gross profit	119.2	95.9	370.8	287.5
Selling, general and administrative expenses	70.5	54.2	217.7	159.2
Research and development expenses	16.8	15.5	53.8	47.5
Equity earnings in Japan operations	—	(3.6)	—	(11.0)
Asset impairment	—	67.4	—	67.4
Special charges	13.0	3.3	28.1	3.3
Interest expense, net	3.5	2.7	9.7	8.5
Other (income) expense, net	0.7	1.6	(4.3)	(14.1)

Income (loss) before provision for income taxes	14.7	(45.2)	65.8	26.7
Provision (benefit) for income taxes (Note 3)	(9.8)	(27.8)	5.7	(7.3)

Net income (loss)	$24.5	$(17.4)	$60.1	$34.0

Share information:
Earnings per share
Basic	$0.41	$(0.30)	$1.02	$0.58
Diluted	$0.40	$(0.30)	$0.98	$0.55
Weighted average number of common shares outstanding
Basic	59.1	58.7	59.0	59.1
Diluted	61.1	58.7	61.1	61.3

The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in millions)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities
Net income	$60.1	$34.0
Income charges (credits) not affecting cash:
Depreciation and amortization	34.0	29.4
Deferred income taxes	2.8	(35.6)
Asset impairments and other charges, net	5.6	70.2
Other	9.2	2.2
Changes in operating assets and liabilities:
Accounts and other receivables	(9.3)	(11.4)
Inventories	(5.0)	2.4
Accounts payable and accrued liabilities	(28.7)	(14.2)
Prepaid expenses	(4.4)	(6.9)
Other	(10.4)	3.3

Net cash provided by operating activities	53.9	73.4

Cash flows from investing activities
Capital expenditures	(26.1)	(24.9)
Investments in intangible assets	(20.8)	(4.8)
Proceeds from asset dispositions	5.6	2.9
Investments in unconsolidated affiliates	(3.4)	(1.9)
Proceeds from notes receivable	1.7	—

Net cash used in investing activities	(43.0)	(28.7)

Cash flows from financing activities
Proceeds from issuance of short-term debt	—	0.4
Proceeds from issuance of long-term debt	270.3	66.9
Payments on short-term debt	—	(1.4)
Payments on long-term debt	(233.2)	(108.7)
Purchases of treasury stock	(49.4)	(28.5)
Proceeds from stock plans	29.2	10.8
Payments relating to accounts receivable securitization, net	(1.1)	(0.8)
Other	(4.4)	(0.3)

Net cash provided by (used in) financing activities	11.4	(61.6)

Effect of currency exchange rate changes on cash and cash equivalents	(18.2)	8.2

Net increase (decrease) in cash and cash equivalents	4.1	(8.7)
Cash and cash equivalents at beginning of period	34.2	47.7

Cash and cash equivalents at end of period	$38.3	$39.0

The accompanying notes are an integral part of these
consolidated condensed financial statements.

Edwards Lifesciences Corporation

Notes to Consolidated Condensed Financial Statements

September 30, 2003

(unaudited)

1.    BASIS OF PRESENTATION

        These interim consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain reclassifications of previously reported amounts have been made to conform to classifications used in the current period.

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

        The Company applies the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its fixed stock option and employee stock purchase plans. In accordance with this intrinsic value method, no compensation expense is recognized for these plans. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss), as reported	$24.5	$(17.4)	$60.1	$34.0
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(3.9)	(3.8)	(12.0)	(11.5)

Pro forma net income (loss)	$20.6	$(21.2)	$48.1	$22.5

Earnings per basic share:
Reported net income (loss)	$0.41	$(0.30)	$1.02	$0.58
Pro forma net income (loss)	$0.35	$(0.36)	$0.82	$0.38
Earnings per diluted share:
Reported net income (loss)	$0.40	$(0.30)	$0.98	$0.55
Pro forma net income (loss)	$0.34	$(0.36)	$0.79	$0.37

        Pro forma compensation expense for stock options and employee stock purchase subscriptions was calculated using the Black-Scholes model. The pro forma expense for stock option grants was calculated with the following weighted-average assumptions for grants during the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Risk-free interest rate	2.1%	3.1%	2.5%	4.4%
Expected dividend yield	None	None	None	None
Expected volatility	43.5%	49.2%	41.6%	42.7%
Expected life (years)	4.0	5.0	4.0	5.0

        The pro forma expense for employee stock purchase subscriptions was calculated with the following weighted-average assumptions for grants during the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Risk-free interest rate	1.2%	2.3%	1.3%	2.4%
Expected dividend yield	None	None	None	None
Expected volatility	43.9%	43.2%	42.5%	43.3%
Expected life (years)	1.1	1.1	1.2	0.9

Joint Venture in Japan

        Subsequent to the distribution of the Company's common stock to stockholders of Baxter International Inc. ("Baxter") on March 31, 2000, the cardiovascular business in Japan was being operated pursuant to a joint venture under which a Japanese subsidiary of Baxter retained ownership of the Japanese business assets, but a subsidiary of Edwards Lifesciences held a 90% profit interest. From April 1, 2000 to September 30, 2002, Edwards Lifesciences (a) recognized its shipments into the joint venture as sales at distributor price at the time the joint venture sold to the end customer, and (b) utilized the equity method of accounting to record its 90% profit interest in the operations of the joint venture in "Equity earnings in Japan operations." On October 1, 2002, the Company acquired from Baxter the cardiovascular business in Japan and began reporting the results of the Japan business on a fully consolidated basis. The acquisition did not materially impact the Company's net income as the terms of the joint venture agreement enabled Edwards Lifesciences to record substantially all of the net profit generated by the Japan business.

2.    SPECIAL CHARGES

        Special charges consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Severance charge	$13.0	$—	$13.0	$—
Purchased in-process research and development expenses	—	—	11.8	—
Loss on sale of business	—	—	3.3	—
Spin-off expenses	—	3.3	—	3.3

Total special charges	$13.0	$3.3	$28.1	$3.3

  Severance Charge

        During the three months ended September 30, 2003, the Company recorded a charge of $13.0 million ($9.6 million after-tax) associated with a decision to streamline operations. The charge was primarily related to the severance costs associated with reducing the Company's worldwide workforce by 136 employees, mostly in the United States and Europe. As of September 30, 2003, $9.3 million of the charge remained unpaid.

  Purchased in-process Research and Development Expenses

        On February 18, 2003, as disclosed in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2002, the Company acquired the endovascular mitral valve repair program of Jomed N.V., a European-based provider of products for minimally invasive vascular intervention, for $20.0 million in cash. The acquisition included all technology and intellectual property associated with the program. At the acquisition date, the program, which was less than 50% complete, was involved in testing proprietary prototypes prior to initiating required animal studies and human clinicals. Additional design improvements, bench testing, animal studies and human clinical studies must be successfully completed prior to selling the product in Europe in 2005 and in the United States in 2006. The risks and uncertainties associated with completing development within a reasonable period of time include those related to the design, development and manufacturability of the product, the success of animal and clinical studies and the timing of European and United States regulatory approvals.

        The fair market value of the assets acquired consisted primarily of patents that are being amortized over their estimated economic life of 17 years. Approximately $11.8 million of the purchase price has been charged to in-process research and development. The value of the in-process research and development was calculated using cash flow projections discounted for the risk inherent in such projects. The discount rate used was 30%. The valuation assumed approximately $20 million of additional research and development expenditures would be incurred prior to the date of product introduction. Material net cash inflows were forecasted in the valuation to commence in 2008. As of September 30, 2003, the program remains reasonably on track with the Company's original expectations.

  Loss on Sale of Business

        Effective July 4, 2003, the Company sold its German perfusion services subsidiary to WKK GmbH, a German-based provider of hospital services, for a nominal amount. Sales generated by the German perfusion services subsidiary were approximately $3.5 million during each of the six months ended June 30, 2003 and 2002. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges," the Company recorded a pre-tax impairment charge of $3.3 million in the second quarter of 2003 to reduce the carrying value of the subsidiary's assets to fair value based upon the proceeds from the sale.

3.    BRAZIL REORGANIZATION

        During the three months ended September 30, 2003, the Company commenced a legal reorganization of its Brazil subsidiary. Since being acquired a number of years ago, this subsidiary has incurred net operating losses primarily due to the devaluation of the local currency and interest expense incurred on inter-company debt. By reorganizing the operations in Brazil, the Company was able to recognize the accumulated losses and inter-company debt write-off under Unites States tax law, resulting in a tax benefit of $13.7 million during the three months ended September 30, 2003.

4.    INVENTORIES

        Inventories consisted of the following (in millions):

	September 30, 2003	December 31, 2002
Raw materials	$20.3	$17.4
Work in process	18.6	14.7
Finished products	86.4	79.7

	$125.3	$111.8

5.    GOODWILL AND OTHER INTANGIBLE ASSETS

        Other intangible assets subject to amortization consisted of the following (in millions):

September 30, 2003	Patents	Unpatented Technology	Other	Total
Cost	$111.8	$42.8	$10.2	$164.8
Accumulated amortization	(63.1)	(17.4)	(3.6)	(84.1)

Net carrying value	$48.7	$25.4	$6.6	$80.7

December 31, 2002
Cost	$96.8	$36.3	$8.9	$142.0
Accumulated amortization	(58.2)	(15.5)	(3.3)	(77.0)

Net carrying value	$38.6	$20.8	$5.6	$65.0

        Amortization expense related to other intangible assets was $2.5 million and $2.7 million for the quarters ended September 30, 2003 and 2002, respectively, and $7.1 million for both of the nine-month periods ended September 30, 2003 and 2002. Estimated amortization expense for each of the years ending December 31 is as follows (in millions):

2003	$9.6
2004	10.0
2005	10.2
2006	10.2
2007	10.2

        During the nine months ended September 30, 2003, the Company's acquisition of all technology and intellectual property assets of the Embol-X intra-aortic embolic management system resulted in $4.4 million of goodwill.

6.    CONVERTIBLE SENIOR DEBT

        On May 9, 2003, the Company issued $125.0 million of convertible senior debentures, issued at par, bearing an interest rate of 3.875% per annum due May 15, 2033 (the "Notes"). Interest is payable semi-annually in May and November. Issuance costs of approximately $3.6 million are being amortized to interest expense over 5 years. The Notes are convertible into 18.29 shares of the Company's common stock for each $1,000 principal amount of Notes (conversion price of $54.66 per share), subject to adjustment. The Notes may be converted, at the option of the holders, on or prior to the final maturity date under any of the following circumstances:

  •
  during any fiscal quarter commencing with the quarter ending September 30, 2003 if the closing sale price per share of the Company's common stock exceeds 120% of the conversion price;

  •
  if the Notes have been called for redemption; or

  •
  upon the occurrence of specified corporate events.

        Holders of the Notes have the right to require the Company to purchase all or a portion of their Notes at a price equal to 100% of the principal amount of the Notes plus any accrued and unpaid interest on May 15, 2008, 2013, and 2018. The Company will pay cash for all Notes so purchased on May 15, 2008. For any Notes purchased by the Company on May 15, 2013 or 2018, the Company may, at its option, choose to pay the purchase price in cash, in shares of the Company's common stock, or any combination thereof. The Company must pay all accrued and unpaid interest in cash.

        The Company may redeem for cash all or part of the Notes at any time on or after May 15, 2008, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest.

        Beginning with the six-month interest period commencing May 15, 2008, holders of the Notes will receive contingent interest if the trading price of the Notes equals or exceeds 120% of the principal amounts of the Notes. This contingent interest payment feature represents an embedded derivative. Based on the deminimis value associated with this feature, no value has been assigned to the derivative at issuance or at September 30, 2003.

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

        On August 15, 2003, Edwards Lifesciences filed a lawsuit against Medtronic, Inc., Medtronic AVE, Inc. (collectively, "Medtronic"), Cook Inc. ("Cook"), and W.L. Gore & Associates, Inc. ("Gore") alleging, as amended, infringement of two Edwards Lifesciences United States patents. This lawsuit was filed in the United States District Court for the Northern District of California, seeking monetary damages and injunctive relief. On October 8, 2003, Medtronic and Gore answered and asserted various affirmative defenses and counterclaims. On October 20, 2003, Cook answered and asserted various affirmative defenses and counterclaims.

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

8.    COMPREHENSIVE INCOME (LOSS)

        Reconciliation of net income to comprehensive income is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss)	$24.5	$(17.4)	$60.1	$34.0
Other comprehensive income (loss):
Currency translation adjustments, net of tax	(1.6)	0.9	(4.2)	(5.5)
Unrealized net gain (loss) on investments in unconsolidated affiliates, net of tax	2.6	(1.4)	2.8	(3.1)
Unrealized net gain (loss) on cash flow hedges, net of tax	1.3	1.8	(0.1)	(8.5)

Comprehensive income (loss)	$26.8	$(16.1)	$58.6	$16.9

9.    EARNINGS PER SHARE

        A reconciliation of the shares used in the basic and diluted per share computations is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Basic shares outstanding	59.1	58.7	59.0	59.1
Dilutive effect of employee stock options	2.0	—	2.1	2.2

Diluted shares outstanding	61.1	58.7	61.1	61.3

        Diluted earnings per share excludes 3.6 million and 2.9 million shares related to options for the three months ended September 30, 2003 and 2002, respectively, and 3.1 million and 2.0 million shares related to options for the nine months ended September 30, 2003 and 2002, respectively. These options were excluded because the exercise price per share was greater than the average market price, resulting in an anti-dilutive effect on diluted earnings per share. The effect of approximately 2.7 million common shares relating to the $150.0 million convertible debentures due 2033 has been excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2003 because none of the conditions that would permit the debentures to be converted to the common shares had been satisfied.

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

        Geographic area data includes net sales, based on product shipment destination, and long-lived asset data, based upon physical location.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in millions)
Net Sales by Geographic Area
United States	$94.5	$92.3	$289.0	$285.5
Japan (Note 1)	46.4	17.1	144.3	48.7
Europe	43.5	37.9	141.3	113.7
Other countries	21.7	18.5	61.8	53.0

	$206.1	$165.8	$636.4	$500.9

Net Sales by Major Product Lines
Cardiac Surgery	$102.7	$88.4	$318.6	$269.0
Critical Care	68.1	54.8	203.2	162.5
Vascular	13.1	12.8	40.9	37.6
Perfusion	12.2	8.8	41.0	29.4
Other Distributed Products	10.0	1.0	32.7	2.4

	$206.1	$165.8	$636.4	$500.9

	September 30, 2003	December 31, 2002
	(in millions)
Long-Lived Tangible Assets by Geographic Area
United States	$178.0	$173.1
Other countries	70.5	71.1

	$248.5	$244.2

11.    SUBSEQUENT EVENT

        On November 4, 2003, the Company suspended its defined benefit pension plan in Puerto Rico ("the Plan"), effective December 31, 2003; employees will not earn additional defined benefits for future services. To mitigate the Puerto Rico employees' reduced benefits from the Plan's suspension, the Company plans to increase its contributions to the Puerto Rico 1165(e) defined contribution plan. In accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," the Company estimates it will record a curtailment loss of approximately $2.2 million during the fourth quarter 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends the forward-looking statements to be covered by the safe harbor provisions for the forward-looking statements in these sections. All statements other than statements of historical fact in this report or referred to or incorporated by reference into this report are "forward-looking statements" for purposes of these sections. These statements include, among other things, any predictions of earnings, revenues, expenses or other financial items, any statements of plans, strategies and objectives of management for future operations, any statements concerning the Company's future operations, financial conditions and prospects, and any statement of assumptions underlying any of the foregoing. These statements can sometimes be identified by the use of the forward-looking words such as "may," "believe," "will," "expect," "project," "estimate," "anticipate," "plan," "continue," "seek," "pro forma," "forecast," or "intend" or other similar words or expressions of the negative thereof. Investors are cautioned not to unduly rely on such forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause the Company's future business, financial condition, results of operations, or performance to differ materially from the Company's historical results or those expressed in any forward-looking statements contained in this report. Investors should carefully review the information contained in the Company's Current Report on Form 8-K dated May 13, 2003, and in, or incorporated by reference into, the Company's Annual Report on Form 10-K/A for the year ended December 31, 2002, or this report.

        The following discussion and analysis presents the factors that had a material effect on the results of operations of Edwards Lifesciences during the three and nine months ended September 30, 2003. Also discussed is Edwards Lifesciences' financial position as of September 30, 2003. You should read this discussion in conjunction with the Company's Annual Report on Form 10-K/A for the year ended December 31, 2002, and the historical consolidated condensed financial statements and related notes included elsewhere in this Form 10-Q.

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

Joint Venture in Japan

        Subsequent to the distribution of the Company's common stock to stockholders of Baxter International Inc. ("Baxter") on March 31, 2000, the cardiovascular business in Japan was being operated pursuant to a joint venture under which a Japanese subsidiary of Baxter retained ownership of the Japanese business assets, but a subsidiary of Edwards Lifesciences held a 90% profit interest. From April 1, 2000 to September 30, 2002, Edwards Lifesciences (a) recognized its shipments into the joint venture as sales at distributor price at the time the joint venture sold to the end customer, and (b) utilized the equity method of accounting to record its 90% profit interest in the operations of the joint venture in "Equity earnings in Japan operations." On October 1, 2002, the Company acquired from Baxter the cardiovascular business in Japan and began reporting the results of the Japan business on a fully consolidated basis. The acquisition did not materially impact the Company's net income as the terms of the joint venture agreement enabled Edwards Lifesciences to record substantially all of the net profit generated by the Japan business.

Results of Operations

  Net Sales Trends

        The following is a summary of United States and international net sales (dollars in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percent Change			Percent Change
	2003	2002		2003	2002
United States	$94.5	$92.3	2.4%	$289.0	$285.5	1.2%
International	111.6	73.5	51.8%	347.4	215.4	61.3%

Total net sales	$206.1	$165.8	24.3%	$636.4	$500.9	27.1%

        The increase in net sales in the United States for the three and nine months ended September 30, 2003 were due primarily to increased sales in cardiac surgery and critical care products, partially offset by decreased sales of vascular and perfusion products.

        The increase in international net sales was due primarily to the following:

  •
  the change in accounting for sales in Japan (see "Joint Venture in Japan") increased international net sales by 38.2 and 36.2 percentage points for the three and nine months ended September 30, 2003, respectively;

  •
  the impact of changes in foreign currency exchange rates increased international net sales by 9.6 percentage points (primarily the strengthening of the Euro against the United States dollar) and 14.2 percentage points (primarily the strengthening of the Euro and the Japanese Yen against the United States dollar) for the three and nine months ended September 30, 2003, respectively; and

  •
  increased international sales of cardiac surgery and vascular products (see below).

        The increase in total net sales for the three and nine months ended September 30, 2003 resulted primarily from the following:

  •
  the change in accounting for the sales in Japan increased total net sales by 17.8 and 17.0 percentage points, respectively; and,

  •
  the impact of changes in foreign currency exchange rates increased total net sales by 3.7 percentage points (primarily the strengthening of the Euro against the United States dollar) and 5.5 percentage points (primarily the strengthening of the Euro and the Japanese Yen against the United States dollar) for the three and nine months ended September 30, 2003, respectively.

        The impact of foreign currency exchange rate fluctuations on net sales would not necessarily be indicative of the impact on net income due to the corresponding effect of foreign currency exchange rate fluctuations on international manufacturing and operating costs, and Edwards Lifesciences' hedging activities.

  Net Sales by Product Line

        The following table is a summary of net sales by product line (dollars in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percent Change			Percent Change
	2003	2002		2003	2002
Cardiac Surgery	$102.7	$88.4	16.2%	$318.6	$269.0	18.4%
Critical Care	68.1	54.8	24.3%	203.2	162.5	25.0%
Vascular	13.1	12.8	2.3%	40.9	37.6	8.8%
Perfusion	12.2	8.8	38.6%	41.0	29.4	39.5%
Other Distributed Products	10.0	1.0	NM	32.7	2.4	NM

Total net sales	$206.1	$165.8	24.3%	$636.4	$500.9	27.1%

    NM=Not Meaningful

  Cardiac Surgery

        The net sales growth of cardiac surgery products for the three and nine months ended September 30, 2003 resulted primarily from the following:

  •
  the change in accounting for sales in Japan increased net sales by 4.9 and 3.9 percentage points, respectively;

  •
  currency exchange rate fluctuations increased net sales by 3.7 percentage points (primarily the strengthening of the Euro against the United States dollar) and 5.0 percentage points (primarily the strengthening of the Euro and the Japanese Yen against the United States dollar), respectively; and

  •
  increased pericardial tissue valve and repair product sales, partially offset by a decline in porcine valve sales.

        Management expects that its heart-valve therapy products will continue to serve as a key driver of the Company's sales growth.

  Critical Care

        The net sales growth of critical care products for the three and nine months ended September 30, 2003 resulted primarily from the following:

  •
  the change in accounting for sales in Japan increased net sales by 15.7 and 14.2 percentage points, respectively;

  •
  currency exchange rate fluctuations increased net sales by 4.3 percentage points (primarily the strengthening of the Euro against the United States dollar) and 6.2 percentage points (primarily the strengthening of the Euro and the Japanese Yen against the United States dollar), respectively; and

  •
  solid sales in most product categories and markets, with particular strength in developing countries.

        Critical care products have been, and are expected to be, significant contributors to the Company's total sales.

  Vascular

        The net sales growth of vascular products for the three and nine months ended September 30, 2003 resulted primarily from the following:

  •
  the change in accounting for sales in Japan increased net sales by 5.2 and 5.5 percentage points, respectively;

  •
  currency exchange rate fluctuations increased net sales by 4.5 percentage points (primarily the strengthening of the Euro against the United States dollar) and 6.3 percentage points (primarily the strengthening of the Euro and the Japanese Yen against the United States dollar), respectively; and

  •
  the net sales growth was partially offset by a 7.4 and 3.0 percentage point decline, respectively, primarily due to declines in sales of base vascular products and, during the three months ended September 30, 2003, a residual United States distributor issue.

        Management believes that there are opportunities in less invasive treatments and intends to build on the Company's base franchise by continuing the development and marketing of peripheral vascular disease products.

  Perfusion

        The net sales growth of perfusion products for the three and nine months ended September 30, 2003 resulted primarily from the following:

  •
  the change in accounting for sales in Japan increased net sales by 52.7 and 48.0 percentage points, respectively;

  •
  currency exchange rate fluctuations increased net sales by 2.7 percentage points (primarily the strengthening of the Euro against the United States dollar) and 3.8 percentage points (primarily the strengthening of the Euro and the Japanese Yen against the United States dollar), respectively;

  •
  the sale of the Company's German perfusion services subsidiary in July 2003 resulted in an 11.7 and 3.7 percentage point decrease in sales, respectively; and

  •
  the net sales growth was partially offset by the on-going reduction, and now discontinued sales, of low-margin distributed products in North America.

  Other Distributed Products

        Other distributed products include sales of intra-aortic balloon pumps, pacemakers, angioplasty systems and other products sold through the Company's distribution network in Japan, and miscellaneous pharmaceutical products sold in the United States. The net sales for the three and nine months ended September 30, 2003 increased primarily due to the impact of the change in accounting for sales in Japan.

  Gross Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Gross profit as a percentage of net sales	57.8%	57.8%	58.3%	57.4%

        Gross profit as a percentage of net sales for the three months ended September 30, 2003 was unchanged compared to the same period in the prior year due primarily to (1) the benefit of the change in accounting for the sales in Japan (0.8 percentage points), (2) a favorable product mix (0.8 percentage points), and (3) the unfavorable impact of foreign currency rate fluctuations (1.9 percentage points). The increase in gross profit as a percentage of net sales for the nine months ended September 30, 2003 resulted primarily from (1) the benefit of the change in accounting for the sales in Japan, (2) favorable product mix and (3) favorable manufacturing volumes in the first half of the year, partially offset by the impact of foreign currency exchange rates.

  Selling, General and Administrative (SG&A) Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
SG&A expenses as a percentage of net sales	34.2%	32.7%	34.2%	31.8%

        The increases in the selling, general and administrative expenses as a percentage of net sales for the three and nine months ended September 30, 2003 resulted primarily from the consolidation of the Japan business (a 1.6 percentage point increase for both periods). The remaining change resulted primarily from foreign currency rate fluctuations (primarily the strengthening of the Euro against the United States dollar), offset by cost savings from the Company's headcount reduction (see "Severance Charge").

  Research and Development Expenses

        (dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Research and development expenses	$16.8	$15.5	$53.8	$47.5
Research and development expenses as a percentage of net sales	8.2%	9.3%	8.5%	9.5%

        The increases in research and development expenses for the three and nine months ended September 30, 2003 resulted primarily from investments in a broad range of interventional technologies, including market expanding endovascular heart valve repair and replacement therapies.

        The decreases in research and development expenses as a percentage of net sales resulted primarily from the change in accounting for Japan (see "Joint Venture in Japan").

  Equity Earnings in Japan Operations

        Equity earnings in Japan operations for the three and nine months ended September 30, 2002, represented the Company's 90% profit interest in the cardiovascular business in Japan, which was recorded utilizing the equity method of accounting through September 30, 2002. As a result of the acquisition of the Japan business on October 1, 2002, there was no "Equity earnings in Japan operations" during the three months and nine months ended September 30, 2003. For more information, see "Joint Venture in Japan."

  Special Charges

  Severance Charge

        During the three months ended September 30, 2003, the Company recorded a charge of $13.0 million ($9.6 million after-tax) associated with a decision to streamline operations. The charge was primarily related to the severance costs associated with reducing the Company's worldwide workforce by 136 employees, mostly in the United States and Europe. As of September 30, 2003, $9.3 million of the charge remained unpaid.

  Purchased in-process Research and Development Expenses

        On February 18, 2003, as disclosed in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2002, the Company acquired the endovascular mitral valve repair program of Jomed N.V., a European-based provider of products for minimally invasive vascular intervention, for $20.0 million in cash. The acquisition included all technology and intellectual property associated with the program. At the acquisition date, the program, which was less than 50% complete, was involved in testing proprietary prototypes prior to initiating required animal studies and human clinicals. Additional design improvements, bench testing, animal studies and human clinical studies must be successfully completed prior to selling the product in Europe in 2005 and in the United States in 2006. The risks and uncertainties associated with completing development within a reasonable period of time include those related to the design, development and manufacturability of the product, the success of animal and clinical studies and the timing of European and United States regulatory approvals.

        The fair market value of the assets acquired consisted primarily of patents that are being amortized over their estimated economic life of 17 years. Approximately $11.8 million of the purchase price has been charged to in-process research and development. The value of the in-process research and development was calculated using cash flow projections discounted for the risk inherent in such projects. The discount rate used was 30%. The valuation assumed approximately $20 million of additional research and development expenditures would be incurred prior to the date of product introduction. Material net cash inflows were forecasted in the valuation to commence in 2008. As of September 30, 2003, the program remains reasonably on track with the Company's original expectations.

  Loss on Sale of Business

        Effective July 4, 2003, the Company sold its German perfusion services subsidiary to WKK GmbH, a German-based provider of hospital services, for a nominal amount. Sales generated by the German perfusion services subsidiary were approximately $3.5 million during each of the six months ended June 30, 2003 and 2002. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges," the Company recorded a pre-tax impairment charge of $3.3 million in the second quarter of 2003 to reduce the carrying value of the subsidiary's assets to fair value based upon the proceeds from the sale.

  Interest Expense, net

        Interest expense, net was $3.5 million and $2.7 million for the three months ended September 30, 2003 and 2002, respectively, and $9.7 million and $8.5 million for the nine months ended September 30, 2003 and 2002, respectively. The increase for the three months ended September 30, 2003 resulted primarily from a higher average interest rate on the Company's outstanding debt. The increase for the nine months ended September 30, 2003 resulted primarily from the Company's issuance of $150.0 million of convertible senior debentures in May 2003 and higher average interest rates.

  Other (Income) Expense, net

        The following is a summary of other (income) expense, net (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Foreign exchange loss (gain), net	$0.1	$1.3	$(9.7)	$(1.2)
Legal settlement, net	—	—	—	(14.7)
Asset dispositions and write-downs, net	—	—	3.6	1.3
Sale of property development rights	—	—	—	(1.8)
Investment write-offs	—	—	—	1.4
Accounts receivable securitization costs	0.2	0.2	0.9	0.7
Other	0.4	0.1	0.9	0.2

	$0.7	$1.6	$(4.3)	$(14.1)

        The net foreign exchange gain for the nine months ended September 30, 2003 relates primarily to global trade and intercompany receivable balances, which benefited from the impact of strengthening Euro and Japanese Yen exchange rates relative to the United States dollar. Asset dispositions and write-downs, net for the nine months ended September 30, 2003 resulted from a decline in the fair value of idle real estate.

  Provision for Income Taxes

        The effective income tax rates were (66.7%) and 8.7% for the three and nine months ended September 30, 2003, respectively, and (61.5%) and (27.3%) for the three and nine months ended September 30, 2002, respectively. Several unusual items impacted the tax provision and the effective tax rates as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Provision (benefit) for income taxes, as reported	$(9.8)	$(27.8)	$5.7	$(7.3)
Tax benefit from write-off of investment in Brazilian subsidiary	13.7	—	13.7	—
Tax benefit from severance charge	3.4	—	3.4	—
Tax benefit from sale of perfusion services businesses	—	20.1	0.5	20.1
Tax benefit from impairment charge on Worldheart investment	—	13.3	—	13.3
Impact of legal settlement	—	—	—	(5.6)
Tax benefit from in-process research and development	—	—	1.2	—
Other	—	1.0	(0.1)	1.0

Provision for income taxes, excluding unusual items	$7.3	$6.6	$24.4	$21.5

Effective income tax rate, as adjusted	26%	26%	26%	26%

        During the three months ended September 30, 2003, the Company commenced a legal reorganization of its Brazil subsidiary. Since being acquired a number of years ago, this subsidiary has incurred net operating losses primarily due to the devaluation of the local currency and interest expense incurred on inter-company debt. By reorganizing the operations in Brazil, the Company was able to recognize the accumulated losses and inter-company debt write-off under Unites States tax law, resulting in a tax benefit of $13.7 million during the three months ended September 30, 2003.

Liquidity and Capital Resources

        The Company's sources of cash liquidity include cash on hand and cash equivalents, amounts available under credit facilities, proceeds from a convertible debt offering, accounts receivable securitization facilities and cash from operations. The Company believes that these sources are sufficient to fund the current requirements of working capital, capital expenditures and other financial commitments. The Company further believes that it has the financial flexibility to attract long-term capital to fund short-term and long-term growth objectives. However, no assurances can be given that such long-term capital will be available to Edwards Lifesciences on favorable terms, or at all.

        As of September 30, 2003, the Company had two unsecured revolving credit agreements providing for up to an aggregate of $530.0 million in one-to six-month borrowings in multiple currencies. One of the credit agreements provides for long-term borrowings up to an aggregate of $430.0 million and expires on March 30, 2005 (the "Five Year Credit Facility"). The other credit agreement provides for borrowings up to an aggregate of $100.0 million through March 25, 2004 (the "364 Day Facility"). As of September 30, 2003, borrowings of $143.1 million were outstanding under the Five Year Credit Facility and no borrowings were outstanding under the 364 Day Facility. All amounts outstanding under the Five Year Credit Facility have been classified as long-term obligations, as these borrowings will continue to be refinanced pursuant to that credit agreement. The credit facilities contain various financial and other covenants, all of which the Company was in compliance with at September 30, 2003.

        On May 9, 2003, the Company issued $125.0 million of convertible senior debentures, issued at par, bearing an interest rate of 3.875% per annum due May 15, 2033 (the "Notes"). Interest is payable semi-annually in May and November. Issuance costs of approximately $3.6 million are being amortized to interest expense over 5 years. The Notes are convertible into 18.29 shares of the Company's common stock for each $1,000 principal amount of Notes (conversion price of $54.66 per share), subject to adjustment. The Notes may be converted, at the option of the holders, on or prior to the final maturity date under any of the following circumstances:

  •
  during any fiscal quarter commencing with the quarter ending September 30, 2003 if the closing sale price per share of the Company's common stock exceeds 120% of the conversion price;

  •
  if the Notes have been called for redemption; or

  •
  upon the occurrence of specified corporate events.

        Holders of the Notes have the right to require the Company to purchase all or a portion of their Notes at a price equal to 100% of the principal amount of the Notes plus any accrued and unpaid interest on May 15, 2008, 2013, and 2018. The Company will pay cash for all Notes so purchased on May 15, 2008. For any Notes purchased by the Company on May 15, 2013 or 2018, the Company may, at its option, choose to pay the purchase price in cash, in shares of the Company's common stock, or any combination thereof. The Company must pay all accrued and unpaid interest in cash.

        The Company may redeem for cash all or part of the Notes at any time on or after May 15, 2008, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest.

        Beginning with the six-month interest period commencing May 15, 2008, holders of the Notes will receive contingent interest if the trading price of the Notes equals or exceeds 120% of the principal amounts of the Notes. This contingent interest payment feature represents an embedded derivative. Based on the deminimis value associated with this feature, no value has been assigned to the derivative at issuance or at September 30, 2003.

        On May 20, 2003, the Company issued an additional $25.0 million aggregate principal amount of convertible senior debentures due 2033. The issuance of the additional $25.0 million aggregate principal amount of debentures was pursuant to the exercise of an over-allotment option granted by the Company. These debentures have the same terms as the Notes issued on May 9, 2003.

        The Company has two securitization programs whereby certain subsidiaries in the United States and Japan sell, without recourse, on a continuous basis, an undivided interest in certain eligible pools of trade accounts receivable. As of September 30, 2003, the Company had sold a total of $90.6 million of trade accounts receivable and received funding of $67.9 million. One of the securitization programs expires on December 3, 2005, and the other expires on December 22, 2003 and is expected to be renewed.

        At September 30, 2003, there have been no material changes in the Company's significant contractual obligations and commercial commitments as disclosed in its Annual Report on Form 10-K/A for the year ended December 31, 2002.

        Cash flows provided by operating activities for the nine months ended September 30, 2003 decreased $19.5 million from the same period a year ago due primarily to:

  •
  higher net payments on foreign currency derivatives;

  •
  purchased in-process research and development in 2003;

  •
  increased net cash outflows from accounts payable and accrued liabilities; partially offset by

  •
  higher earnings in 2003 before non-cash charges and credits; and

  •
  a cash settlement from favorable patent litigation in 2002.

        On November 4, 2003, the Company suspended its defined benefit pension plan in Puerto Rico ("the Plan"), effective December 31, 2003; employees will not earn additional defined benefits for future services. To mitigate the Puerto Rico employees' reduced benefits from the Plan's suspension, the Company plans to increase its contributions to the Puerto Rico 1165(e) defined contribution plan. In accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," the Company estimates it will record a curtailment loss of approximately $2.2 million during the fourth quarter 2003. As of December 31, 2002, the Plan's accumulated benefit obligation exceeded the fair value of its assets by $3.3 million.

        Cash flows used in investing activities for the nine months ended September 30, 2003 increased $14.3 million due primarily to the purchase of Jomed's intellectual property (see "Purchased in-process Research and Development Expenses") and the purchase on April 16, 2003 of the technology and intellectual property associated with Embol-X Inc.'s surgically placed, intra-aortic embolic management system. The total consideration for Embol-X Inc. was $13.6 million, comprised of $8.0 million cash, a deferred payment of $2.0 million cash payable upon the completion of the technology transfer (which was completed during August 2003), stock in an unconsolidated affiliated company valued at $3.0 million and $0.6 million of capitalized transaction costs. In accordance with the guidance provided in Emerging Issues Task Force 98-3, "Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business," the transaction was accounted for as a purchased business combination. The purchase price was allocated to the acquired assets at their estimated fair value as follows (in millions):

Developed technology	$6.5
Goodwill	4.4
Patents	1.7
Trademarks and trade names	0.5
Machinery and equipment	0.2
Inventory	0.3

$13.6

        If prior to April 16, 2008, the Company's sales of medical devices from the transferred technology are at least $20.0 million in any consecutive 12-month period, the Company will pay an additional $5.0 million to Embol-X Inc. This contingent obligation has not been recorded in the Company's balance sheet as of September 30, 2003. Forecasted sales of medical devices from the transferred technology are expected to be less than $1.0 million for the remainder of 2003.

        Cash provided by financing activities was $11.4 million for the nine months ended September 30, 2003, compared to cash used of $61.6 million for the same period in the prior year. This difference includes net proceeds from the May 2003 issuance of $150.0 million of convertible senior debentures, partially offset by the pay down of existing long-term debt. Proceeds from stock plans increased $18.4 million for the nine months ended September 30, 2003 due primarily to the exercise of stock options.

        In addition to the Company's initial stock repurchase program, the Company's Board of Directors approved a second stock repurchase program, effective as of May 6, 2003, authorizing the Company to purchase on the open market and in privately negotiated transactions up to an additional 2.0 million shares of the Company's outstanding common stock through December 31, 2005. During the nine months ended September 30, 2003, the Company completed the initial stock repurchase program by repurchasing 674,900 shares at an aggregate cost of $18.1 million, and repurchased 1,091,400 shares at an aggregate cost of $31.3 million under the second stock repurchase program.

Critical Accounting Policies

        The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to the Company's critical accounting policies which the Company believes could have the most significant effect on the Company's reported results and require subjective or complex judgments by management is contained on pages 31-34 in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Company's Annual Report on Form 10-K/A for the year ended December 31, 2002. Management believes that at September 30, 2003, there has been no material change to this information.

New Accounting and Disclosure Standards Adopted

        In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of this standard did not have a material impact on the Company's consolidated condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

  Interest Rate Risk

        For a complete discussion of the Company's exposure to interest rate risk, refer to Item 7A "Quantitative and Qualitative Disclosures About Market Risk" on pages 35-37 of the Company's Annual Report on Form 10-K/A for the year ended December 31, 2002. There have been no significant changes from the information discussed therein.

  Currency Risk

        For a complete discussion of the Company's exposure to foreign currency risk, refer to Item 7A "Quantitative and Qualitative Disclosures About Market Risk" on pages 35-37 of the Company's Annual Report on Form 10-K/A for the year ended December 31, 2002. There have been no significant changes from the information discussed therein.

  Credit Risk

        For a complete discussion of the Company's exposure to credit risk, refer to Item 7A "Quantitative and Qualitative Disclosures About Market Risk" on pages 35-37 of the Company's Annual Report on Form 10-K/A for the year ended December 31, 2002. There have been no significant changes from the information discussed therein.

  Concentrations of Credit Risk

        In the normal course of business, Edwards Lifesciences provides credit to customers in the health care industry, performs credit evaluations of these customers and maintains reserves for probable credit losses, which have been adequate based upon historical experience.

  Investment Risk

        The Company invests in equity securities of public and private companies. These investments are classified in "Investments in unconsolidated affiliates" on the consolidated balance sheets. The Company is exposed to risks related to changes in the fair values of these investments. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. Management employs a systematic methodology that considers all available evidence in evaluating potential impairment of its investments. In the event that the cost of an investment exceeds its fair value, Management evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, as well as its intent and ability to hold the investment. Management also considers specific adverse conditions related to the financial health of, and business outlook for, the investee, including industry and sector performance, changes in technology, operational and financing cash flow factors, performance against product development milestones, and rating agency actions. If a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.

        At September 30, 2003, the Company had $28.4 million of investments in equity securities and had recorded unrealized losses on these investments of $4.0 million in "Accumulated Other Comprehensive Income," net of tax. Management considers these declines temporary in nature based upon its evaluation of the above-mentioned criteria. Should these companies experience a decline in financial condition or fail to meet certain development milestones, the decline in the investments values may be considered other than temporary and impairment charges may be necessary.

Item 4. Controls and Procedures

        The Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company's disclosure controls and procedures as of September 30, 2003. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have determined that such controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries required to be filed in this quarterly report, is made known to them. There have been no changes in the Company's internal controls over financial reporting that were identified during the evaluation that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

        On August 15, 2003, Edwards Lifesciences filed a lawsuit against Medtronic, Inc., Medtronic AVE, Inc. (collectively, "Medtronic"), Cook Inc. ("Cook"), and W.L. Gore & Associates, Inc. ("Gore") alleging, as amended, infringement of two Edwards Lifesciences United States patents. This lawsuit was filed in the United States District Court for the Northern District of California, seeking monetary damages and injunctive relief. On October 8, 2003, Medtronic and Gore answered and asserted various affirmative defenses and counterclaims. On October 20, 2003, Cook answered and asserted various affirmative defenses and counterclaims.

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits
Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto and include the following:
	31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)
Reports on Form 8-K

        The Company filed or furnished one report during the quarter ended September 30, 2003, as follows:

Date Filed or Furnished	Item No.	Description
July 22, 2003	Item 12	On July 22, 2003, the Company announced its second quarter results for the period ended June 30, 2003.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDWARDS LIFESCIENCES CORPORATION (Registrant)
Date: November 12, 2003	By:	/s/ CORINNE H. LYLE Corinne H. Lyle Corporate Vice President, Chief Financial Officer and Treasurer (Chief Accounting Officer)

EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

Exhibit No.	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

TABLE OF CONTENTS
Part I. Financial Information
  Item 1. Financial Statements
EDWARDS LIFESCIENCES CORPORATION CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited) (in millions, except share data)
EDWARDS LIFESCIENCES CORPORATION CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (unaudited) (in millions, except per share information)
EDWARDS LIFESCIENCES CORPORATION CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited) (in millions)
Edwards Lifesciences Corporation Notes to Consolidated Condensed Financial Statements September 30, 2003 (unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION