Form 10-K
period 2003-12-31
EDWARDS LIFESCIENCES CORP
filed 2004-03-12
CIK 1099800

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2003
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
(Address of principal executive offices) (ZIP Code)

(949) 250-2500
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $1.00 per share Series A Junior Participating Preferred Purchase Rights (currently traded with common stock)	Name of each exchange on which registered: New York Stock Exchange New York Stock Exchange

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

        The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2003 (the last trading day of the registrant's most recently completed second quarter): $1,897,246,312 based on a closing price of $32.14 of the registrant's common stock on the New York Stock Exchange. This calculation does not reflect a determination that persons are affiliates for any other purpose.

        The number of shares outstanding of the registrant's common stock, $1.00 par value, as of February 27, 2004 was 59,662,194.

Documents Incorporated by Reference

        Portions of the registrant's proxy statement for the 2004 Annual Meeting of Stockholders (to be filed on or before April 30, 2004) are incorporated by reference into Part III, as indicated herein.

EDWARDS LIFESCIENCES CORPORATION
Form 10-K Annual Report—2003
Table of Contents

PART I

Item 1    Business

        This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends the forward-looking statements to be covered by the safe harbor provisions for such statements contained in this report. All statements other than statements of historical fact in this report or referred to or incorporated by reference into this report are "forward-looking statements" for purposes of these sections. These statements include, among other things, any predictions of earnings, revenues, expenses or other financial items, any statements of plans, strategies and objectives of management for future operations, any statements concerning the Company's future operations, financial conditions and prospects, and any statement of assumptions underlying any of the foregoing. These statements can sometimes be identified by the use of the forward-looking words such as "may," "believe," "will," "expect," "project," "estimate," "anticipate," "plan," "continue," "seek," "pro forma," "forecast," or "intend" or other similar words or expressions of the negative thereof. Investors are cautioned not to unduly rely on such forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause the Company's future business, financial condition, results of operations, or performance to differ materially from the Company's historical results or those expressed in any forward-looking statements contained in this report.

Overview

        Edwards Lifesciences Corporation is a global leader in products and technologies designed to treat advanced cardiovascular disease. Edwards Lifesciences focuses on providing products and technologies to address four main cardiovascular disease states:

  •
  heart valve disease;

  •
  coronary artery disease;

  •
  peripheral vascular disease; and

  •
  congestive heart failure.

        Cardiovascular disease is the number-one cause of death in the world, and is among the top three diseases in terms of health care spending in nearly every country. Cardiovascular disease is both progressive and pervasive; progressive, in that it tends to worsen over time, and pervasive because it often affects an individual's entire circulatory system. In its later stages, cardiovascular disease is frequently treated with surgery, including heart valve replacement or repair procedures and coronary artery bypass graft ("CABG") procedures.

        The products and technologies provided by Edwards Lifesciences to treat cardiovascular disease are categorized into five main areas: Cardiac Surgery; Critical Care; Vascular; Perfusion; and Other Distributed Products.

        Patients undergoing surgical treatment for cardiovascular disease are likely to be treated using a variety of Edwards Lifesciences' products and technologies. For example, an individual with a heart valve disorder may have a faulty valve re-shaped and repaired with an Edwards Lifesciences annuloplasty ring, or the surgeon may elect to remove the valve altogether and replace it with one of Edwards Lifesciences' bioprosthetic tissue heart valves, which are made of bovine or porcine tissue. Virtually all high-risk patients in the operating room or cardiac care unit are candidates for having their cardiac function monitored by Edwards Lifesciences' critical care products. If the circulatory problems are in the limbs rather than in the heart, the patient's procedure may involve some of Edwards Lifesciences' vascular products, which include various types of balloon-tipped catheters that are used to remove blood clots, and stents that are used to prop open the diseased blood vessels of patients suffering from atherosclerotic vascular disease. If a patient undergoes other types of open-heart surgery, such as a CABG procedure, the functions of their heart and lungs may be managed through the use of disposable products and equipment offered in certain international markets by Edwards

Lifesciences' perfusion product line. Lastly, Edwards Lifesciences' other distributed products include sales of intra-aortic balloon pumps, pacemakers, angioplasty systems and other products sold primarily through the Company's distribution network in Japan.

Corporate Background

        Edwards Lifesciences Corporation was incorporated in Delaware on September 10, 1999 as a wholly owned subsidiary of Baxter International Inc. ("Baxter") to assume the business and operations of Baxter's CardioVascular Group. On March 31, 2000, Edwards Lifesciences was spun-off from Baxter and became an independent company. Unless the context indicates otherwise, references to the "Company" and "Edwards Lifesciences" refer to Baxter's CardioVascular Group for periods prior to April 1, 2000 and to Edwards Lifesciences Corporation and its subsidiaries for the periods on or after such date. Unless otherwise indicated or the context otherwise requires, the terms "it," "its," "Company" and "Edwards Lifesciences" refer to Edwards Lifesciences Corporation and its subsidiaries.

        Edwards Lifesciences' principal executive offices are located at One Edwards Way, Irvine, California 92614. The telephone number at that address is (949) 250-2500. The Company makes available, free of charge on its web site located at www.edwards.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after filing such reports with the SEC. The Company's corporate governance guidelines, audit and public policy committee charter, compensation and nominating committee charter, and code of business conduct ethics are posted on the Company's web site, the address of which is www.edwards.com, and are each available in print to any shareholder upon request by writing to: Edwards Lifesciences Corporation, Investor Relations, One Edwards Way, Irvine, California 92614.

Edwards Lifesciences' Product and Technology Offerings

        The following discussion summarizes the five main categories of products and technologies offered by Edwards Lifesciences to treat advanced cardiovascular disease. For more information on net sales from these five main categories, see "Net Sales by Product Line" under Management's Discussion and Analysis of Financial Condition and Results of Operations. In order to provide greater visibility to a key part of its business, beginning in January 2004, the Company will recategorize its products into the following five areas: Heart Valve Therapy; Cardiac Surgery Systems; Critical Care; Vascular; and Other Distributed Products.

Cardiac Surgery

        Heart Valve Therapy.    Edwards Lifesciences is the world's leading manufacturer of tissue heart valves and repair products, which are used to replace or repair a patient's diseased or defective heart valve. The Company operates manufacturing facilities in Irvine, California, and Horw, Switzerland, producing pericardial and porcine valves from biologically inert animal tissue sewn onto proprietary wireform stents.

        The core of Edwards Lifesciences' tissue product line is the Carpentier-Edwards PERIMOUNT pericardial valve, including PERIMOUNT Magna, the newest generation pericardial valve approved for sale in the United States, Europe and Canada. The PERIMOUNT valve is the most widely prescribed tissue heart valve in the world due to its proven durability and performance, and is the only pericardial valve available in the United States. Edwards Lifesciences' Carpentier-Edwards porcine valves, Edwards Prima Plus stentless tissue valve, Edwards MIRA bi-leaflet mechanical valve, and Starr- Edwards silastic ball valve complement its line of heart valves.

        In addition to its replacement valves, Edwards Lifesciences is the worldwide leader in heart valve repair therapies with products including its Carpentier-Edwards annuloplasty rings, Cosgrove-Edwards annuloplasty system, Edwards MC3 Tricuspid annuloplasty system, and recently introduced Carpentier-McCarthy-Adams IMR ETlogix annuloplasty system.

        The Company is currently developing technologies for the percutaneous (catheter-based) repair and replacement of heart valves.

        Beginning in 2004, the following products currently in Cardiac Surgery will be included in Cardiac Surgery Systems:

        Cannula.    The Company is a leading manufacturer of select disposable products used during cardiac surgery including cannula to facilitate vacuum-assisted venous drainage during perfusion, and aortic dispersion cannula. Edwards Lifesciences also has a number of products to facilitate coronary artery bypass surgery when performed on a beating heart, including the AnastaFlo coronary shunt used to redirect blood away from the suturing site, and the VisuFlo humidifying blower to keep the surgical site dry and optimize the surgeon's visual field during a cardiothoracic surgical procedure.

        Angina Therapy.    Edwards Lifesciences distributes carbon-dioxide lasers and related disposables for use in transmyocardial revascularization ("TMR"), a procedure for treating severe angina. These products are manufactured by PLC Systems Inc., and Edwards Lifesciences is responsible for all sales, marketing and distribution of these products in the United States.

        Cardiac Tissue Ablation.    The Company has partnered with PLC Systems Inc. to commercialize the Optimaze surgical ablation system, a photonic laser system for treating cardiac arrhythmias. Approximately 2.2 million Americans suffer from atrial fibrillation, the most common and serious type of cardiac arrhythmia. PLC Systems Inc. is responsible for ongoing product development and manufacturing of the Optimaze system and disposable components, while Edwards Lifesciences is responsible for worldwide, sales, marketing and distribution of these products. The Company plans to begin market introduction of Optimaze in the second half of 2004.

        Embolic Management.    Edwards Lifesciences produces the EMBOL-X Intra-Aortic Embolic Management System, the only system of its kind designed to capture embolic material, such as blood clots or tissue fragments that might be generated during open-heart surgery procedures.

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

        Edwards Lifesciences' hemodynamic monitoring technologies are often deployed before, during and after open-heart, major vascular, major abdominal, neurological and orthopedic surgical procedures. Edwards Lifesciences manufactures and markets the Swan-Ganz brand line of hemodynamic monitoring products, originally launched in the 1970s. The latest evolution in the Swan-Ganz product line is the CCOmbo V catheter. The CCOmbo V catheter adds a proprietary continuous volume measurement to the series of continuous parameters already integrated into the device, most notably cardiac output and venous oxygen saturation. Edwards Lifesciences' most recent addition to its hemodynamic monitoring product line is the PreSep central venous oximetry catheter, designed to help clinicians identify and manage sepsis, a widespread blood infection that is believed to affect as many as 18 million people worldwide each year.

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

        The Company also markets a range of products required to perform continuous renal replacement therapies including access catheters, hemofilters, substitution fluids and pumps.

Vascular

        The pervasive nature of cardiovascular disease means that the circulatory conditions that occur inside the heart are often mirrored elsewhere in a patient's body. Atherosclerotic disease is one common condition that involves the thickening of blood-carrying vessels and the formation of circulation-restricting plaque, clots and other substances, and often occurs concurrently in the vascular system as well as in the heart. When the abdomen, arms or legs are impacted, the diagnosis is usually peripheral vascular disease ("PVD"), which occurs in millions of patients worldwide.

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

        Edwards Lifesciences has developed the Lifepath AAA endovascular graft system to less invasively treat abdominal aortic aneurysms. The Lifepath AAA system is currently being sold in Europe. The Company announced in December 2003 its intent to explore strategic alternatives for this program.

        In 2003, Edwards Lifesciences introduced its balloon-expandable LifeStent systems, the first in a series of new non-coronary stent offerings that are used to prop open the diseased blood vessels of patients suffering from atherosclerotic vascular disease. The Company expects to continue introducing balloon-expandable and self-expanding LifeStent products throughout 2004.

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

Other Distributed Products

        Other distributed products include sales of intra-aortic balloon pumps, pacemakers, angioplasty systems and other products sold though the Company's operations in Japan, and miscellaneous pharmaceutical products sold in the United States.

Competition

        The medical devices industry is highly competitive. Edwards Lifesciences competes with many companies, ranging from small start-up enterprises to companies that are larger and more established than Edwards Lifesciences with access to significant financial resources. Furthermore, rapid product development and technological change characterize the market in which Edwards Lifesciences competes. The present or future products of Edwards Lifesciences could be rendered obsolete or uneconomical as a result of technological advances by one or more of Edwards Lifesciences' present or future competitors or by other therapies, including drug therapies. Edwards Lifesciences must continue to develop and acquire new products and technologies to remain competitive in the cardiovascular medical devices industry. Edwards Lifesciences believes that it competes primarily on the basis of product reliability and performance, product features that enhance patient benefit, customer and sales support, and cost-effectiveness.

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

        Edwards Lifesciences' products and technologies face substantial competition from a number of companies. In cardiac surgery, the primary competitors include St. Jude Medical, Inc., Medtronic, Inc. and the Sorin Group. In critical care, Edwards Lifesciences' principal competitors include Abbott Laboratories and Arrow International, Inc. In vascular, Edwards Lifesciences' primary competitors for the traditional surgical segments of its business include W.L. Gore & Associates, Inc. and Applied Medical Resources Corporation. For emerging peripheral vascular disease products, Edwards Lifesciences' competitors are, or are expected to be, Boston Scientific Corporation, Johnson & Johnson, Guidant Corporation and Medtronic, Inc. In perfusion, Edwards Lifesciences competes with the Sorin Group, Medtronic, Inc. and Jostra AG.

Sales and Marketing

        Edwards Lifesciences has a number of broad product lines that require a sales and marketing strategy tailored to its customers in order to deliver high-quality, cost-effective products and technologies to all of its customers worldwide. Edwards Lifesciences' portfolio includes some of the most recognizable product brands in cardiovascular devices today, including Carpentier-Edwards, Cosgrove-Edwards, Fogarty, Research Medical, Starr-Edwards and Swan-Ganz.

        Because of the diverse global needs of the population that Edwards Lifesciences serves, Edwards Lifesciences' distribution system includes a direct sales force and independent distributors. Edwards Lifesciences is not dependent on any single customer and no single customer accounted for more than 10% of Edwards Lifesciences' net sales in 2003.

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

        United States.    In the United States, Edwards Lifesciences sells substantially all of its products through its direct sales force. Substantially all of its direct sales force consists of employees of Edwards Lifesciences. In 2003, 44.7% of Edwards Lifesciences' reported sales were derived from sales to customers in the United States.

        International.    In 2003, 55.3% of Edwards Lifesciences' reported sales were derived internationally through its direct sales force and independent distributors. Edwards Lifesciences sells its products in approximately 100 countries. Major international markets for Edwards Lifesciences' products are: Japan, Germany, France, United Kingdom, Italy, Brazil, Canada, Belgium, Spain, The Netherlands and

Australia/New Zealand. The sales and marketing approach in international geographies varies depending on each country's size and state of development. See Note 18 to the "Consolidated Financial Statements" contained herein for additional information.

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

        Edwards Lifesciences follows rigorous sourcing and manufacturing procedures intended to safeguard humans from potential risks associated with diseases such as bovine spongiform encephalopathy ("BSE"), commonly known as "mad cow disease." International health and regulatory authorities have given guidance identifying three factors contributing to the control of BSE: source of animals, nature of tissue used and manufacturing process. The Company complies with all current global guidelines regarding risks for products intended to be implanted in humans. The Company obtains bovine tissue used in its pericardial tissue valve products only from sources within the United States, where strong control measures and surveillance programs exist. In addition, bovine tissue used in the Company's pericardial tissue valve products are from tissue types considered by global health and regulatory organizations to have shown no risk of infectibility. The Company's manufacturing and sterilization processes render tissue biologically safe from all known infectious agents and viruses, and exceed the worldwide standard for sterile medical products. See "Risk Factors" contained herein.

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

        The Company spent $72.8 million on research and development in 2003, $65.2 million in 2002 and $55.0 million in 2001 (8.5%, 9.3% and 7.9% of net sales, respectively). A significant portion of Edwards Lifesciences' research and development investment has been applied to extend and defend its core cardiac surgery, critical care and vascular franchises, including research and development relating to next-generation pericardial tissue valves and enhanced tissue processing technologies.

        Edwards Lifesciences is investing in the development of percutaneous heart valve repair and replacement technologies, designed to treat heart valve disease using a catheter-based approach as opposed to direct surgical techniques. In 2003, the Company acquired the intellectual property and assets of Jomed's percutaneous heart valve repair program, and in January 2004 acquired Percutaneous Valve Technologies, Inc., a privately held firm with notable clinical experience and intellectual property relating to a percutaneous heart valve replacement system. Both acquisitions enhanced the Company's existing percutaneous repair and replacement development efforts.

        The Company is also pursuing the development of minimally invasive cardiac output ("MICO") monitoring systems, which offer the promise of collecting critical data using less invasive methods than current technologies. Additionally, the Company is investing in activities designed to create new growth platforms including peripheral stents, laser-based photonic ablation to treat cardiac arrhythmia, tissue-engineered heart valves, and angiogenesis gene therapy treatment for coronary artery and peripheral vascular diseases.

        Edwards Lifesciences' research and development activities are carried out primarily in facilities located in the United States. The Company's experienced research and development staff is focused on product design and development, quality, clinical research and regulatory compliance. To pursue primary research efforts, Edwards Lifesciences has developed alliances with several leading research institutions and universities, and also works with leading clinicians around the world in conducting scientific studies on Edwards Lifesciences' existing and developing products. These studies include clinical trials, which provide data for use in regulatory submissions, and post-market approval studies involving applications of Edwards Lifesciences' products.

Proprietary Technology

        Patents and other proprietary rights are important to the success of Edwards Lifesciences' business. Edwards Lifesciences also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position.

        Edwards Lifesciences owns approximately 450 issued United States patents, 190 pending United States patent applications, 740 issued foreign patents and 500 pending foreign patent applications, and has licensed numerous United States patents and patent applications that relate to aspects of the technology incorporated in many of Edwards Lifesciences' products.

        Most of Edwards Lifesciences' products are protected in some way by issued patents and/or pending patent applications. Although the original Carpentier-Edwards pericardial valve patent expired in 2002 in most countries, Edwards Lifesciences has a number of other key patents and pending patent applications in the United States, Europe, Australia, Japan and Canada on improvements to the pericardial valve that enhance and extend the original patent coverage. Because of these design improvements, management does not expect the expiration of the original pericardial patent to have a significant effect on its business. Edwards Lifesciences also has many important United States and foreign patents and pending patent applications related to mitral valve repair and, in particular, patent coverage on the Cosgrove-Edwards annuloplasty system and the Carpentier-Edwards Physio annuloplasty ring, as well as the Edwards MC3 tricuspid annuloplasty system and the IMR ETlogix annuloplasty ring. Edwards Lifesciences also has a number of significant United States and foreign patents and patent applications in the field of percutaneous heart valve repair and replacement. In addition, Edwards Lifesciences has a number of key United States and foreign patents and patent applications that cover catheters, systems and methods for hemodynamic monitoring, including measuring and monitoring continuous cardiac output ("CCO") and vascular access products, including combinations of introducers and central venous catheters. Many of the CCO and vascular access patents were issued within the past few years and are expected to protect Edwards Lifesciences' intellectual property rights in such technologies for the next 8 to 16 years. Edwards Lifesciences also owns a significant number of United States and foreign patents and patent applications relating to intra-aortic embolic management systems, including the EMBOL-X system. The Lifepath AAA system for endovascular repair of abdominal aortic aneurysms is protected by approximately 20 issued United States patents and numerous issued patents and foreign patent applications pending in Europe, Canada, Japan and Australia. Edwards Lifesciences has also exclusively licensed and owns several important United States and foreign patents and patent applications relating to peripheral stents, including the LifeStent products. In addition, Edwards Lifesciences has exclusively licensed an extensive portfolio of United States and foreign patents and patent applications in the angiogenesis field.

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

        Edwards Lifesciences actively monitors the products of its competitors for possible infringement of Edwards Lifesciences' owned and/or licensed patents. Although litigation has been necessary to enforce certain patent rights held by Edwards Lifesciences, the Company plans to continue to defend and prosecute its rights with respect to such patents. However, the Company's efforts in this regard may not be successful. In addition, patent litigation could result in substantial cost and diversion of effort. Edwards Lifesciences also relies upon trade secrets for protection of its confidential and proprietary information. Others may independently develop substantially equivalent proprietary information and techniques, and third parties may otherwise gain access to Edwards Lifesciences' trade secrets.

        The following table identifies some of the primary trademarks of Edwards Lifesciences that are registered in the United States Patent and Trademark Office:

Advanced Venous Access AnastaFlo AVA 3Xi Carpentier-Edwards Carpentier-Edwards Physio CCOmbo Cosgrove-Edwards Edwards MIRA	Edwards Prima Plus Edwards MC3 Everclip Evergrip Fogarty LifeStent PERIMOUNT PERIMOUNT Magna	PERIMOUNT Plus Starr-Edwards Swan-Ganz Thrombex PMT Vantex Vigilance

        Other key trademarks owned by Edwards Lifesciences include:

AVA HF V CCOmbo BioPhysio Edwards Edwards Lifesciences	IMR ETLogix Lifepath AAA Optimaze PreSep	Research Medical Tricentrix VisuFlo XenoLogiX

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

Employees

        As of December 31, 2003, Edwards Lifesciences had approximately 5,000 employees worldwide, the majority of whom were located at the Company's headquarters in Irvine, California, and at its manufacturing facility in Puerto Rico. Other major concentrations of employees are located in the Dominican Republic, Europe, Japan and Brazil. Edwards Lifesciences emphasizes competitive compensation, benefits, equity participation and work environment practices in its efforts to attract and retain qualified personnel. None of Edwards Lifesciences' North American employees are represented by a labor union. In various countries outside of North America, the Company interacts with trade unions and work councils that represent a limited number of employees. Edwards Lifesciences has a very engaged workforce as measured by the Gallup Employee Engagement Survey.

Risk Factors

        You should carefully consider the risks described below, as well as other information contained in Edwards Lifesciences' filings with the Securities and Exchange Commission. If any of the events described below occurs, Edwards Lifesciences' business, financial condition or results of operations could be materially harmed. In that case, the value of Edwards Lifesciences' securities could decline and you may lose part or all of your investment.

If Edwards Lifesciences does not introduce new products in a timely manner, its products may become obsolete, and its operating results may suffer.

        The cardiovascular products industry is characterized by rapid technological changes, frequent new product introductions and evolving industry standards. Without the timely introduction of new products and enhancements, Edwards Lifesciences' products will likely become technologically obsolete over time, in which case its revenue and operating results would suffer. Even if Edwards Lifesciences is able to develop new technologies, these technologies may not be accepted quickly because of industry specific factors, such as the need for regulatory clearance, unanticipated restrictions imposed on approved indications, entrenched patterns of clinical practice and uncertainty over third party reimbursement

        Moreover, significant technical innovations generally will require a substantial investment before Edwards Lifesciences can determine the commercial viability of these innovations. Edwards Lifesciences may not have the financial resources necessary to fund these technical innovations. In addition, even if Edwards Lifesciences is able to successfully develop enhancements or new generations of its products, these enhancements or new generations of products may not produce revenue in excess of the costs of development, and they may be quickly rendered obsolete by changing customer preferences or the introduction by Edwards Lifesciences' competitors of products embodying new technologies or features.

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

        Edwards Lifesciences use a diverse and broad range of raw and organic materials and other items in the design and manufacture of its products. Edwards Lifesciences' non-implantable products are manufactured from man-made raw materials including resins, chemicals, electronics and metals. Edwards Lifesciences' heart valve therapy products are manufactured from treated natural animal tissue and man-made materials. Edwards Lifesciences purchase certain of the materials and components used in the manufacture of its products from external suppliers. In addition, Edwards Lifesciences purchases certain supplies from single sources for reasons of quality assurance, cost-effectiveness or constraints resulting from regulatory requirements. Edwards Lifesciences work closely with its suppliers to assure continuity of supply while maintaining high quality and reliability. Alternative supplier options are generally considered and identified, although Edwards Lifesciences does not typically pursue regulatory qualification of alternative sources due to the strength of its existing supplier relationships and the time and expense associated with this regulatory process. Although a change in suppliers could require significant effort or investment by Edwards Lifesciences in circumstances where the items supplied are integral to the performance of its products or incorporate unique technology, management does not believe that the loss of any existing supply contract would have a material adverse effect on the Company.

        In an effort to reduce potential product liability exposure, in the past certain suppliers have announced that they might limit or terminate sales of certain materials and parts to companies that manufacture implantable medical devices. In some cases, Edwards Lifesciences has been required to indemnify suppliers for product liability expenses in order to continue to receive materials or parts. There can be no assurance that an indemnity from Edwards Lifesciences will be satisfactory to these suppliers in the future. If Edwards Lifesciences is unable to obtain these raw materials or there is a significant increase in the price of materials or components, its business could be harmed.

Edwards Lifesciences may be required to recognize additional charges in connection with the write-down of some of its investments, the disposition of some of its businesses or for other reasons.

        Edwards Lifesciences has made investments in the equity instruments of other companies, and may make further such investments in the future. To the extent that the value of any such investment declines, Edwards Lifesciences may be required to recognize charges to write down the value of that investment. For example, in September 2002, Edwards Lifesciences recorded a $67.4 million pretax charge related to the impairment of its investment in the preferred stock of World Heart Corporation. See "Asset Impairments" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

        In the case of some of the companies in which Edwards Lifesciences has invested, the value of its equity securities has declined since the time of its original investment. As a result, Edwards Lifesciences may be required to recognize additional charges, which could be substantial, to write down its investments. At December 31, 2003, in addition to its investment in World Heart, which was $11.6 million, Edwards Lifesciences had approximately $23.8 million of investments in equity instruments of other companies and had recorded unrealized gains of $4.3 million and unrealized losses of $4.8 million on these investments on its balance sheet in "Accumulated Other Comprehensive Income," net of tax.

        As part of the ongoing evaluation of its various businesses and products, Edwards Lifesciences from time to time identifies businesses or products that are not performing at a level commensurate with the rest of its business. Edwards Lifesciences may from time to time seek to dispose of these under performing businesses or product lines, and may also seek to dispose of businesses or product lines from time to time for strategic or other business reasons. If Edwards Lifesciences is unable to dispose of a business or product line on terms it considers acceptable, Edwards Lifesciences may voluntarily terminate that business or cease providing that product. Any of these events may result in charges, which could be substantial and which could adversely affect its results of operations.

        Edwards Lifesciences has entered into interest rate swap agreements in connection with some of its indebtedness, and expects that it will continue to do so from time to time in the future. In the event that Edwards Lifesciences elects to terminate a swap agreement prior to its maturity, it may be required to make cash payments to the counterparty and to recognize a charge in connection with that termination, which could adversely affect its results of operations.

Edwards Lifesciences may not successfully identify and complete acquisitions or strategic alliances on favorable terms or achieve anticipated synergies relating to any acquisitions or alliances.

        As part of Edwards Lifesciences' growth strategy, Edwards Lifesciences regularly reviews potential acquisitions of complementary businesses, technologies, services or products and potential strategic alliances. Edwards Lifesciences may be unable to find suitable acquisition candidates or appropriate partners with which to form partnerships or strategic alliances. Even if Edwards Lifesciences identifies appropriate acquisition or alliance candidates, it may be unable to complete such acquisitions or alliances on favorable terms, if at all. In addition, the process of integrating an acquired business, technology, service or product into Edwards Lifesciences' existing business and operations may result in unforeseen operating difficulties and expenditures. Integration of an acquired company also may require significant management resources that otherwise would be available for ongoing development of Edwards Lifesciences' business. Moreover, Edwards Lifesciences may not realize the anticipated benefits of any acquisition or strategic alliance, and such transactions may not generate anticipated financial results. In addition, Edwards Lifesciences may be required to take charges or write-downs in connection with acquisitions it have made or may make in the future. Future acquisitions could also require issuances of equity securities, the incurrence of debt, contingent liabilities or amortization expenses related to other intangible assets, any of which could harm Edwards Lifesciences' business.

Edwards Lifesciences business is subject to economic, political and other risks associated with international sales and operations.

        Because Edwards Lifesciences sells its products in a number of foreign countries, its business is subject to risks associated with doing business internationally. Edwards Lifesciences' net sales originating outside of the United States, as a percentage of total net sales, were 55.3% in 2003. Edwards Lifesciences anticipates that sales from international operations will continue to represent a substantial portion of its total sales. In addition, many of Edwards Lifesciences' manufacturing facilities and suppliers are located outside of the United States. Management expects to increase Edwards Lifesciences' international sales, which could expose it to greater risks associated with international sales and operations. Accordingly, Edwards Lifesciences future results could be harmed by a variety of factors, including:

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

  •
  changes in the international political situation;

  •
  differing labor regulations; and

  •
  differing protection of intellectual property.

Edwards Lifesciences is subject to risks arising from currency exchange rate fluctuations.

        Edwards Lifesciences generated 55.3% of net sales in 2003 outside of the United States. Substantially all of Edwards Lifesciences' sales outside of the United States are denominated in local currencies. Measured in local currency, a substantial portion of Edwards Lifesciences' foreign generated sales was generated in Europe (and primarily denominated in the Euro) and in Japan. The United States dollar value of Edwards Lifesciences' foreign generated sales varies with currency exchange rate fluctuations. Significant decreases in the value of the United States dollar to the Euro or the Japanese yen have had the effect of increasing Edwards Lifesciences' earnings even when the volume of foreign sales has remained constant. Significant increases in the value of the United States dollar relative to the Euro or the Japanese yen, as well as other currencies, could have a material adverse effect on Edwards Lifesciences' results of operations. Edwards Lifesciences has a hedging program that attempts to manage currency exchange rate risks to an acceptable level based on management's judgment of the appropriate trade-off between risk, opportunity and cost; however, this hedging program does not completely eliminate the effects of currency exchange rate fluctuations.

Fluctuations in Edwards Lifesciences' quarterly operating results may cause its stock price to decline.

        Edwards Lifesciences sales and operating results may vary significantly from quarter to quarter. A high proportion of Edwards Lifesciences' costs are fixed, due in part to significant sales, research and development and manufacturing costs. Thus, small declines in revenue could disproportionately affect operating results in a quarter, and the price of Edwards Lifesciences' common stock may fall. Other factors that could affect quarterly operating results include:

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

  •
  Edwards Lifesciences ability to expand its operations; and

  •
  the amount and timing of expenditures related to expansion of Edwards Lifesciences' operations.

Edwards Lifesciences inability to protect its intellectual property could have a material adverse effect on its business.

        Edwards Lifesciences' success and competitive position are dependent, in part, upon its proprietary intellectual property. Edwards Lifesciences relies on a combination of patents, trade secrets and nondisclosure agreements to protect its proprietary intellectual property, and will continue to do so. Although Edwards Lifesciences seeks to protect its proprietary rights through a variety of means, Edwards Lifesciences cannot guarantee that the protective steps it has taken are adequate to protect these rights. Patents issued to or licensed by Edwards Lifesciences in the past or in the future may be challenged and held invalid or not infringed by third parties. Competitors may also challenge Edwards Lifesciences' patents. In addition, certain of Edwards Lifesciences' patents are due to expire within the next five years and it may be unsuccessful in its efforts to extend these patents through improvement patents, modifications or line extensions. The failure to maintain Edwards Lifesciences' patents could have a material adverse effect on the Company.

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

        During recent years, Edwards Lifesciences' competitors have been involved in substantial litigation regarding patent and other intellectual property rights in the medical device industry generally. From time to time, Edwards Lifesciences may be forced to defend itself against other claims and legal actions alleging infringement of the intellectual property rights of others. Because intellectual property litigation can be costly and time consuming, Edwards Lifesciences' intellectual property litigation expenses could be significant. Adverse determinations in any such litigation could subject Edwards Lifesciences to significant liabilities to third parties, could require Edwards Lifesciences to seek licenses from third parties and could, if such licenses are not available, prevent it from manufacturing, selling or using certain of its products, any one of which could have a material adverse effect on the Company.

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

        The cardiovascular medical device industry is highly competitive. Edwards Lifesciences competes with many companies, some of which have longer operating histories, better brand or name recognition and greater access to financial and other resources than Edwards Lifesciences. Furthermore, the industry is characterized by intensive development efforts and rapidly advancing technology. Edwards Lifesciences' present and future products could be rendered obsolete or uneconomical by technological advances by one or more of its current or future competitors or by alternative therapies, including drug therapies. See "Business—Competition" included herein. Edwards Lifesciences' future success will depend, in large part, on its ability to develop and acquire new products and technologies, anticipate technology advances and keep pace with other developers of cardiovascular therapies and technologies.

        The medical device industry has been consolidating and, as a result, transactions with customers are larger, more complex and tend to involve more long-term contracts. The enhanced purchasing power of these larger customers may also increase downward pressure on product pricing. In addition, many existing and potential domestic customers for Edwards Lifesciences' products have combined to form group purchasing organizations, or "GPOs." GPOs negotiate pricing arrangements with medical supply manufacturers and distributors and these negotiated prices are made available to members of GPOs. If Edwards Lifesciences is not one of the providers selected by a GPO, it may be precluded from making sales to members of a GPO for several years. Even if Edwards Lifesciences is one of the selected providers, it may be at a disadvantage relative to other selected providers that are able to offer volume discounts based on purchases of a broader range of medical equipment and supplies. Further, Edwards Lifesciences may be required to commit to pricing that has a material adverse effect on its sales and profit margins, business, financial condition and results of operations.

Edwards Lifesciences and its customers are subject to various governmental regulations, and Edwards Lifesciences may incur significant expenses to comply with these regulations and develop its products to be compatible with these regulations.

        The medical devices manufactured and marketed by Edwards Lifesciences are subject to rigorous regulation by the U.S. Food and Drug Administration, or "FDA," and numerous other federal, state and foreign governmental authorities. The process of obtaining regulatory approvals to market a medical device, particularly from the FDA and certain foreign governmental authorities, can be costly and time consuming, and approvals might not be granted for future products on a timely basis, if at all. Delays in receipt of, or failure to obtain, approvals for future products could result in delayed realization of product revenues or in substantial additional costs, which could have material adverse effects on Edwards Lifesciences' business or results of operations. In addition, there can be no assurance that Edwards Lifesciences will be or will continue to be in compliance with applicable FDA and other material regulatory requirements. If the FDA or some other foreign governmental authority were to conclude that Edwards Lifesciences was not in compliance with applicable laws or regulations, the FDA or such other foreign governmental authority, as applicable, could institute proceedings to detain or seize Edwards Lifesciences' products, issue a recall, impose operating restrictions, enjoin future violations and assess civil penalties against Edwards Lifesciences, its officers or its employees and could recommend criminal prosecution to the Department of Justice. Moreover, the FDA or some other foreign governmental authority could proceed to ban, or request recall, repair, replacement or refund of the cost of, any device or product manufactured or distributed by Edwards Lifesciences. Furthermore, both the FDA and foreign government regulators have become increasingly stringent, and Edwards Lifesciences may be subject to more rigorous regulation by governmental authorities in the future.

Edwards Lifesciences is subject to risks arising from concerns and/or regulatory actions relating to "mad cow disease."

        Certain of Edwards Lifesciences' products, including pericardial tissue valve products, are manufactured using bovine tissue. Concerns relating to the potential transmission of bovine spongiform encephalopathy, or "BSE," commonly known as "mad cow disease," from cows to humans may result in reduced acceptance of bovine products. Edwards Lifesciences obtains its bovine tissue only from closely controlled sources within the United States. In December 2003, one case of a cow infected with BSE was reported in the United States. In response to this situation, in late December 2003, the U.S. Department of Agriculture announced new strengthened control and surveillance measures with respect to BSE. To date, there have been no additional reported cases in the United States. The bovine tissue used in Edwards Lifesciences' pericardial tissue valve products is from tissue types considered by global health and regulatory organizations to have shown no risk of infectibility. Edwards Lifesciences has not experienced any significant adverse impact on its sales as a result of concerns regarding BSE, but no assurance can be given that such an impact may not occur in the future.

If third-party payors decline to reimburse Edwards Lifesciences' customers for its products or reduce reimbursement levels, Edwards Lifesciences' ability to profitably sell its products will be harmed.

        Edwards Lifesciences sells its products and technologies to hospitals, doctors and other health care providers, all of which receive reimbursement for the health care services provided to its patients from third-party payors, such as government programs (both domestic and international), private insurance plans and managed care programs. These third-party payors may deny reimbursement if they determine that a device used in a procedure was not used in accordance with cost-effective treatment methods as determined by such third-party payors, or was used for an unapproved indication. Third-party payors may also decline to reimburse for experimental procedures and devices. Edwards Lifesciences believes that many of its existing and future products are cost-effective because they are intended to reduce overall health care costs over a long period of time. Edwards Lifesciences cannot be certain whether these third-party payors will recognize these cost savings or will merely focus on the lower initial costs associated with competing therapies. If Edwards Lifesciences' products are not considered cost-effective by third-party payors, Edwards Lifesciences' customers may not be reimbursed for its products.

        In addition, third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for medical products and services. There can be no assurance that levels of reimbursement, if any, will not be decreased in the future, or that future legislation, regulation or reimbursement policies of third-party payors will not otherwise adversely affect the demand for and price levels of Edwards Lifesciences' products. In Japan, customers are reimbursed for Edwards Lifesciences' products under a government-operated insurance system. Under this system, the Japanese government annually reviews the reimbursement levels for products. The Japanese government is also considering other reimbursement regulation. If the Japanese government decides to reduce reimbursement levels for Edwards Lifesciences products, its product pricing may be adversely affected.

Edwards Lifesciences is, or may be, subject to lawsuits related to products or services manufactured or performed by the Company.

        Edwards Lifesciences is, or may be, a party to, or may be otherwise responsible for, pending or threatened lawsuits or other claims related to products and services currently or formerly manufactured or performed, as applicable, by the Company or other matters. Such cases and claims may raise difficult and complex factual and legal issues and may be subject to many uncertainties and complexities, including, but not limited to, the facts and circumstances of each particular case or claim, the jurisdiction in which each suit is brought, and differences in applicable law. Upon resolution of any pending legal matters or other claims, Edwards Lifesciences may incur charges in excess of presently established reserves. While such a charge could have a material adverse impact on Edwards Lifesciences' net income or net cash flows in the period in which it is recorded or paid, management believes that no such charge relating to any currently pending lawsuit would have a material adverse effect on Edwards Lifesciences' consolidated financial position.

The market price for Edwards Lifesciences' common stock may be volatile.

        The market price of Edwards Lifesciences' common stock could fluctuate substantially in the future in response to any of the other risk factors set out above and below as well as a number of factors, including the following:

  •
  quarterly variations in operating results, as discussed above under "—Fluctuations in Edwards Lifesciences' quarterly operating results may cause its stock price to decline,"

  •
  announcements of innovations, new products, strategic developments or business combinations by Edwards Lifesciences or its competitors,

  •
  changes in Edwards Lifesciences expected operating expense levels or income and losses,

  •
  changes in financial estimates and recommendations of securities analysts,

  •
  the operating and securities price performance of other companies that investors may deem comparable to Edwards Lifesciences, and

  •
  changes in general conditions in the economy, the financial markets, the domestic or international political situation or the medical device industry.

        In addition, in recent years the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance. These broad market fluctuations may materially adversely affect Edwards Lifesciences' stock price, regardless of its operating results.

Edwards Lifesciences' stockholder rights plan, charter and bylaws, as well as provisions of Delaware law, could make it difficult for a third party to acquire the Company.

        Edwards Lifesciences has a stockholder rights plan that may have the effect of discouraging unsolicited takeover proposals. The rights issued under the stockholder rights plan would cause substantial dilution to a person or group that attempts to acquire Edwards Lifesciences on terms not approved in advance by its board of directors. In addition, Delaware corporate law and Edwards Lifesciences' charter and bylaws contain provisions that could delay, deter or prevent a change in control of the Company or its management. These provisions could also discourage proxy contests and make it more difficult for Edwards Lifesciences' stockholders to elect directors and take other corporate actions without the concurrence of its management or board of directors. These provisions:

  •
  authorize Edwards Lifesciences' board of directors to issue "blank check" preferred stock, which is preferred stock that can be created and issued by its board of directors, without stockholder approval, with rights senior to those of common stock;

  •
  provide for a staggered board of directors and three-year terms for directors, so that no more than one-third of Edwards Lifesciences' directors could be replaced at any annual meeting;

  •
  provide that directors may be removed only for cause;

  •
  provide that stockholder action may be taken only at a special or regular meeting and not by written consent;

  •
  provide for super-majority voting requirements for some provisions of Edwards Lifesciences' charter; and

  •
  establish advance notice requirements for submitting nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting.

        Edwards Lifesciences is also subject to anti-takeover provisions under Delaware law, which could also delay or prevent a change of control. Together, these provisions of Edwards Lifesciences' charter and bylaws, Delaware law and its stockholder rights plan may discourage transactions that otherwise could provide for the payment of a premium over prevailing market prices of Edwards Lifesciences' common stock, and also could limit the price that investors are willing to pay in the future for shares of its common stock.

Edwards Lifesciences' issuance of preferred stock could adversely affect holders of its common stock and discourage a takeover.

        Edwards Lifesciences' board of directors is authorized to issue up to 50,000,000 shares of preferred stock without any action on the part of its stockholders. Edwards Lifesciences' board of directors also has the power, without stockholder approval, to set the terms of any series of preferred stock that may be issued, including voting rights, dividend rights, preferences over its common stock with respect to dividends or in the event of a dissolution, liquidation or winding up and other terms. In the event that Edwards Lifesciences issues preferred stock in the future that has preference over its common stock with respect to payment of dividends or upon its liquidation, dissolution or winding up, or if Edwards Lifesciences issues preferred stock with voting rights that dilute the voting power of its common stock, the rights of the holders of its common stock or the market price of its common stock could be adversely affected. In addition, the ability of Edwards Lifesciences' board of directors to issue shares of preferred stock without any action on the part of its stockholders may impede a takeover of Edwards Lifesciences and prevent a transaction favorable to the holders of its common stock.

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

(1)
Owned property.

(2)
Leased property.

        The Dominican Republic lease expires in 2006; the Puerto Rico lease expires in 2008; the Horw, Switzerland lease expires in 2007; the Saint Prex, Switzerland lease expires in 2005; and the São Paulo, Brazil lease expires in 2005. The Company's properties have been well maintained, are in good operating condition and are adequate for current needs.

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

        On August 18, 2003, Edwards Lifesciences filed a lawsuit against Medtronic, Inc., Medtronic AVE, Cook, Inc. and W.L. Gore & Associates alleging infringement of a patent exclusively licensed to the Company. The lawsuit was filed in the United States District Court for the Northern District of California, seeking monetary damages and injunctive relief. Each of the defendants has answered and asserted various affirmative defenses and counterclaims. Discovery is proceeding.

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

Item 4    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

Item 5    Market for the Registrant's Common Equity and Related Stockholder Matters

Market Price

        The principal market for Edwards Lifesciences' common stock is the New York Stock Exchange (the "NYSE"). The table below sets forth, for the calendar quarters indicated, the high and low sales prices of Edwards Lifesciences' common stock as reported by the NYSE.

	2003		2002
	High	Low	High	Low
Calendar Quarter Ended:
March 31	$27.64	$24.40	$29.60	$25.00
June 30	33.60	26.95	28.05	22.18
September 30	32.65	25.77	25.75	18.40
December 31	31.56	26.90	27.50	23.81

Number of Stockholders

        On February 27, 2004, there were 34,175 stockholders of record of Edwards Lifesciences' common stock.

Dividends

        Edwards Lifesciences has never paid any cash dividends on its capital stock and has no current plans to pay any cash dividends. The current policy of Edwards Lifesciences is to retain any future earnings for use in the business of the Company.

Item 6    Selected Financial Data

        The following table sets forth selected financial information with respect to Edwards Lifesciences. The information set forth below should be read in conjunction with Edwards Lifesciences' "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Consolidated Financial Statements" found elsewhere in this Form 10-K. No per share data for the years 2000 and prior have been presented because Edwards Lifesciences' earnings were part of Baxter's earnings through the close of business on March 31, 2000. See Notes 4 and 6 to the "Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results

of Operations" for discussions of the effect of certain asset divestitures on Edwards Lifesciences' operations.

		As of or for the years ended December 31,
		2003	2002	2001	2000	1999
		(in millions except per share data)
OPERATING RESULTS(a)	Net sales	$860.5	$704.0	$692.1	$803.8	$905.0
	Gross profit	501.1	404.9	368.4	380.5	439.0
	Income (loss) from continuing operations(b)	79.0	55.7	(11.4)	(271.7)	82.0
BALANCE SHEET DATA	Total assets(c)	$1,101.4	$1,004.4	$982.9	$1,106.7	$1,437.0
	Long-term debt and lease obligations	255.8	245.5	309.8	367.2	—
COMMON STOCK INFORMATION	Income (loss) from continuing operations per common share:
	Basic	$1.34	$0.94	$(0.19)	—	—
	Diluted	1.29	0.91	(0.19)	—	—
	Cash dividends declared per common share	—	—	—	—	—

(a)
The results prior to April 1, 2000 present Edwards Lifesciences on a divisional basis as it had historically been operated as part of Baxter. From April 1, 2000 (the date following the distribution of the Company's common stock to stockholders of Baxter) to September 30, 2002, Edwards Lifesciences' Japan business is presented on an equity basis as opposed to the consolidation method reflected in the historical results. Commencing October 1, 2002, the Company began reporting the results of its Japan business on a fully consolidated basis. See "Joint Venture in Japan" in Management's Discussion and Analysis of Financial Condition and Results of Operations for more information.

(b)
See Notes 4 and 5 to the "Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding charges of $67.4 million and $83.0 million during 2002 and 2001, respectively. Additionally, during 2000, the Company recorded charges of $312.2 million, net, related primarily to the sale of its perfusion products in the United States and Western Europe to Jostra AG.

(c)
See Note 4 to the "Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding the write-down of goodwill of $80.7 million ($83.0 million pre-tax) during 2001. Additionally, during 2000, the Company wrote down goodwill by $282.0 million in connection with the sale of its perfusion products in the United States and Western Europe to Jostra AG.

Item 7    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis presents the factors that had a material effect on the results of operations of Edwards Lifesciences during the three years ended December 31, 2003. Also discussed is Edwards Lifesciences' financial position as of December 31, 2003. You should read this discussion in conjunction with the historical consolidated condensed financial statements and related notes included elsewhere in this Form 10-K.

Overview

        Edwards Lifesciences is a global provider of products and technologies that are designed to treat advanced cardiovascular disease. Edwards Lifesciences focuses on providing products and technologies to address four main cardiovascular disease states: heart valve disease, coronary artery disease, peripheral vascular disease, and congestive heart failure. The products and services provided by Edwards Lifesciences to treat cardiovascular disease are categorized into five main areas: Cardiac Surgery, Critical Care, Vascular, Perfusion and Other Distributed Products.

        Edwards Lifesciences' cardiac surgery portfolio is comprised primarily of products relating to heart valve therapy, cannula products used during open-heart surgery and transmyocardial revascularization ("TMR"). Edwards Lifesciences is the world's leader in, and has been a pioneer in, the development and commercialization of tissue valves and repair products used to replace or repair a patient's diseased or defective heart valve. In the critical care area, Edwards Lifesciences is a world leader in hemodynamic monitoring systems used to measure a patient's heart function, and also provides central venous access products for fluid and drug delivery. Edwards Lifesciences' vascular portfolio includes a line of balloon catheter-based products, surgical clips and inserts, angioscopy equipment, stents and artificial implanteable grafts. In the perfusion category, Edwards Lifesciences develops, manufactures and markets, in regions outside the United States and Western Europe, a diverse line of disposable products used during cardiopulmonary bypass procedures, including oxygenators, blood containers, filters and related devices. Lastly, other distributed products include sales of intra-aortic balloon pumps, pacemakers, angioplasty systems and other products sold through the Company's distribution network in Japan, and miscellaneous pharmaceutical products sold in the United States.

        In order to provide greater visibility to a key part of its business, beginning in January 2004, the Company will recategorize its products into Heart Valve Therapy, Cardiac Surgery Systems, Critical Care, Vascular and Other Distributed Products. Heart Valve Therapy will include all heart valve repair and replacement products, and Cardiac Surgery Systems will include cannula products used during open-heart surgery, TMR products, and all products currently in the perfusion category. The other categories will remain the same.

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

  Joint Venture in Japan

        Subsequent to the distribution of the Company's common stock to stockholders of Baxter International Inc. ("Baxter") on March 31, 2000 the cardiovascular business in Japan was being operated pursuant to a joint venture under which a Japanese subsidiary of Baxter retained ownership of the Japanese business assets, but a subsidiary of Edwards Lifesciences held a 90% profit interest. From April 1, 2000 to September 30, 2002, Edwards Lifesciences (a) recognized its shipments into the joint venture as sales at distributor price at the time the joint venture sold to the end customer, and (b) utilized the equity method of accounting to record its 90% profit interest in the operations of the joint venture in Other Operating Income.

        On October 1, 2002, the Company acquired from Baxter for $19.0 million, net, the cardiovascular business in Japan. The purchase price excluded approximately $30.0 million of securitized accounts receivable. In the three months ended September 30, 2002, the Company recorded a $3.3 million charge for legal, administrative and regulatory expenses related to the acquisition. Commencing October 1, 2002, the Company began reporting the results of the Japan business on a fully consolidated basis. The acquisition did not materially impact the Company's net income as the terms of the joint venture agreement enabled Edwards Lifesciences to record substantially all of the net profit generated by the Japan business.

Results of Operations

  Net Sales Trends

        The following is a summary of United States and international net sales (dollars in millions):

	Years Ended December 31,			Percent Change
	2003	2002	2001	2003	2002
United States	$384.3	$383.3	$420.8	0.3%	(8.9%)
International	476.2	320.7	271.3	48.5%	18.2%

Total net sales	$860.5	$704.0	$692.1	22.2%	1.7%

        The decrease in the United States' net sales in 2002 was due primarily to the sale of the Company's U.S. perfusion services business in June 2001, which decreased United States net sales by 14.5 percentage points. This decrease was partially offset by an increase in sales of cardiac surgery products.

        The increase in international net sales in 2003 was due primarily to the following:

  •
  the change in accounting for sales in Japan (see "Joint Venture in Japan") increased international net sales by 29.0 percentage points;

  •
  the impact of changes in foreign currency exchange rates increased international net sales by 12.4 percentage points (primarily the strengthening of the Euro and Japanese yen against the United States dollar); and

  •
  increased sales of cardiac surgery and vascular products (see below).

        The increase in international net sales for 2002 was due primarily to the following:

  •
  the change in accounting for sales in Japan increased international net sales by 10.4 percentage points; and

  •
  increased sales of cardiac surgery products (see below).

        The impact of foreign currency exchange rate fluctuations on net sales would not necessarily be indicative of the impact on net income due to the corresponding effect of foreign currency exchange rate fluctuations on international manufacturing and operating costs, and Edwards Lifesciences' hedging activities. For more information see "Quantitative and Qualitative Disclosure About Market Risk."

  Net Sales by Product Line

        The following is a summary of net sales by product line (dollars in millions):

	Years Ended December 31,			Percent Change
	2003	2002	2001	2003	2002
Cardiac Surgery	$426.6	$365.9	$329.0	16.6%	11.2%
Critical Care	278.8	230.3	209.9	21.1%	9.7%
Vascular	55.9	51.3	49.3	9.0%	4.1%
Perfusion	54.8	43.2	102.1	26.9%	(57.7%)
Other Distributed Products	44.4	13.3	1.8	233.8%	638.9%

Total net sales	$860.5	$704.0	$692.1	22.2%	1.7%

  Cardiac Surgery

        The net sales growth of cardiac surgery products in 2003 resulted primarily from the following:

  •
  currency exchange rate fluctuations increased net sales by 5.5 percentage points (primarily the strengthening of the Euro and Japanese yen against the United States dollar);

  •
  the change in accounting for sales in Japan increased net sales by 2.8 percentage points;

  •
  pericardial tissue valves increased net sales by 4.8 percentage points; and

  •
  heart valve repair products increased net sales by 1.7 percentage points.

        The net sales growth of cardiac surgery products in 2002 resulted primarily from the following:

  •
  pericardial tissue valves increased net sales by 7.9 percentage points;

  •
  heart valve repair products increased net sales by 1.9 percentage points; and

  •
  the change in accounting for sales in Japan increased net sales by 1.1 percentage points.

        Management expects that its heart valve therapy products will continue to serve as a key driver of Edwards Lifesciences' sales growth. Beginning in January 2004, the heart valve therapy products will be in a separate product category called Heart Valve Therapy and the remaining cardiac surgery products will be included in Cardiac Surgery Systems.

  Critical Care

        The net sales growth of critical care products in 2003 resulted primarily from the following:

  •
  the change in accounting for sales in Japan increased net sales by 10.0 percentage points;

  •
  currency exchange rate fluctuations increased net sales by 6.9 percentage points (primarily the strengthening of the Euro and Japanese yen against the United States dollar); and

  •
  strong sales in global pressure monitoring products and overall strong performance in emerging global markets.

        The net sales growth of critical care products in 2002 resulted primarily from the following:

  •
  the change in accounting for sales in Japan increased net sales by 4.2 percentage points;

  •
  increased sales of access, hemofiltration and advanced catheter products; and

  •
  the net sales growth was partially offset by the decline in base hemodynamic catheters sales, which decreased net sales by 1.4 percentage points.

        Critical care products have been, and are expected to be, significant contributors to the Company's total sales.

  Vascular

        The net sales growth of vascular products for 2003 resulted primarily from the following:

  •
  currency exchange rate fluctuations increased net sales by 7.0 percentage points (primarily the strengthening of the Euro and the Japanese yen against the United States dollar);

  •
  the change in accounting for sales in Japan increased net sales by 4.0 percentage points;

  •
  Lifepath AAA sales increased net sales by 2.4 percentage points, primarily in Europe; and

  •
  net sales growth was partially offset by continued declines in base vascular products.

        The net sales growth of vascular products for 2002 resulted primarily from the following:

  •
  initial sales of Lifepath AAA increased net sales by 5.1 percentage points;

  •
  the change in accounting for sales in Japan increased net sales by 1.6 percentage points; and

  •
  net sales growth was partially offset by continued declines in base vascular products.

        In December 2003, the Company announced its intent to explore strategic alternatives for the Lifepath AAA program. Lifepath AAA sales in 2003 were $4.7 million.

  Perfusion

        The net sales growth of perfusion for 2003 resulted primarily from the following:

  •
  the change in accounting for sales in Japan increased net sales by 33.4 percentage points;

  •
  currency exchange rate fluctuations increased net sales by 5.3 percentage points (primarily the strengthening of the Euro and Japanese yen against the United States dollar);

  •
  the net sales growth was partially offset by the sale of the Company's German perfusion services subsidiary in July 2003, which decreased net sales by 4.7 percentage points; and

  •
  the reduction of low-margin distributed product sales in North America, which decreased net sales by 6.5 percentage points.

        The net sales decrease of perfusion for 2002 resulted primarily from the following:

  •
  the sale of the Company's U.S. perfusion services business in June 2001 decreased net sales by 59.8 percentage points;

  •
  currency exchange rate fluctuations decreased net sales by 2.6 percentage points (primarily the weakening of the Brazilian real against the United States dollar, offset by the strengthening of the Euro against the United States dollar);

  •
  the ongoing reduction of sales in Western Europe and the United States; and

  •
  the net sales decrease was partially offset by the change in accounting for sales in Japan, which increased global net sales by 5.3 percentage points.

        Beginning in January 2004, the Perfusion category will no longer be separately reported and all perfusion products and services will be included in Cardiac Surgery Systems.

  Other Distributed Products

        Other distributed products include sales of intra-aortic balloon pumps, pacemakers, angioplasty systems and other products sold through the Company's distribution network in Japan, and miscellaneous pharmaceutical products sold in the United States. The net sales for 2003 and 2002 increased primarily due to the impact of the change in accounting for sales in Japan.

  Gross Profit

	Year Ended December 31,			Percentage Point Increase
	2003	2002	2001	2003	2002
Gross profit as a percentage of net sales	58.2%	57.5%	53.2%	0.7 pts.	4.3 pts.

        The increase in gross profit as a percentage of net sales for 2003 resulted primarily from improved manufacturing performance (1.9 percentage points) and the benefit of the consolidation of the Japan business effective October 1, 2002 (0.7 percentage points), partially offset by increased hedging expenses (2.1 percentage points).

        The increase in gross profit as a percentage of net sales for 2002 resulted primarily from the sale of the U.S. perfusion services business in June 2001 (3.6 percentage points), the consolidation of the Japan business effective October 1, 2002 (0.7 percentage points), and the benefit of product mix, partially offset by the unfavorable impact of foreign currency exchange rates (0.8 percentage points).

  Selling, General and Administrative ("SG&A") Expenses

	Years Ended December 31,			Change
	2003	2002	2001	2002	2003
SG&A expenses	$289.9	$227.9	$203.2	$62.0	$24.7
SG&A expenses as a percentage of net sales	33.7%	32.4%	29.4%	1.3 pts.	3.0 pts.

        The increase in selling, general and administrative expenses in 2003 resulted primarily from the consolidation of the Japan business effective October 1, 2002 ($34.0 million), the impact of foreign currency rate fluctuations, primarily the strengthening of the Euro and Japanese yen against the United States dollar ($12.8 million), and activities in support of increased sales.

        The increase in selling, general and administrative expenses in 2002 resulted primarily from the consolidation of the Japan business effective October 1, 2002 ($14.0 million), increased spending on heart valve growth opportunities ($8.6 million) and the impact of foreign currency rate fluctuations, primarily the strengthening of the Euro against the United States dollar, partially offset by the weakening of the Japanese yen against the United States dollar ($1.6 million).

        The increase in selling, general and administrative expenses as a percentage of net sales for 2003 resulted primarily from the consolidation of the Japan business effective October 1, 2002 (1.1 percentage point increase) and foreign currency rate fluctuations (0.2 percentage point increase, primarily the strengthening of the Euro and Japanese yen against the United States dollar).

        The increase in selling, general and administrative expenses as a percentage of net sales for 2002 resulted primarily from the sale of the U.S. perfusion services business in June 2001 (1.8 percentage points), the consolidation of the Japan business effective October 1, 2002 (0.7 percentage point increase), foreign currency rate fluctuations (0.3 percentage point increase, primarily the strengthening of the Euro against the United States dollar, partially offset by the weakening of the Japanese yen against the United States dollar), and increased spending on heart valve growth opportunities.

  Research and Development Expenses

	Years Ended December 31,			Change
	2003	2002	2001	2003	2002
Research and development expenses	$72.8	$65.2	$55.0	$7.6	$10.2
Research and development expenses as a percentage of net sales	8.5%	9.3%	7.9%	(0.8)pts.	1.4 pts.

        The increases in research and development expenses for 2003 and 2002 resulted primarily from investments in a broad range of interventional technologies, including market expanding endovascular heart valve repair and replacement therapies, investments in the Company's peripheral vascular disease platform and other growth initiatives.

        The decrease in research and development expenses as a percentage of net sales for 2003 resulted primarily from the consolidation of the Japan business effective October 1, 2002. The increase in research and development expenses as a percentage of net sales for 2002 resulted primarily from investments in the Company's peripheral vascular disease platform and other growth initiatives, partially offset by the consolidation of the Japan business effective October 1, 2002.

  Loss on Sale of Stock

        Effective June 30, 2001, the Company sold the stock of Edwards Lifesciences Cardiovascular Resources, Inc. ("ELCR") to Fresenius Medical Care AG for cash proceeds of $45.0 million (the "ELCR Sale"), resulting in a pre-tax loss of $68.2 million (including the write-off of $83.0 million of goodwill). ELCR provided and managed perfusionists, monitoring systems, capital equipment and disposable material on a contract service basis to hospitals in the United States and Puerto Rico.

        The following unaudited pro forma consolidated condensed statement of operations gives effect to the ELCR Sale as if it had occurred on January 1, 2001, and excludes the $68.2 million loss on the sale. The unaudited pro forma consolidated condensed statement of operations does not purport to be indicative of either the results of future operations or the results of operations that would have occurred had the ELCR Sale been consummated on January 1, 2001. The following amounts are in millions, except per share amounts:

Year Ended December 31, 2001
Net sales	$631.1
Net income	45.9
Net loss per share:
Basic	0.78
Diluted	0.75

  Asset Impairments

  2002

        In September 2002, the Company recorded a $67.4 million charge related to the impairment of its investment in preferred stock of World Heart Corporation ("WorldHeart"). The investment was written down to $6.2 million, which represented the value of the Company's preferred stock investment had it been converted into common stock at October 15, 2002 (the closing date of September's books). The decision to record the charge was based primarily on WorldHeart's September 2002 decision to refocus its product development efforts by adopting a new design concept for a next generation product that resulted in a significant delay (approximately two years) in its product development timeline (with a revised commercial launch date of 2007) and impaired WorldHeart's competitive position. Accordingly, the Company concluded that sufficient risk existed that WorldHeart may be unable to fully liquidate the Company's investment in WorldHeart's preferred stock. The Company believed that the best objective indicator of the then fair value of its investment in WorldHeart's preferred stock was the market price of WorldHeart's common stock based upon the Company's expectation that the value of its preferred stock investment would be realized through the common stock, as opposed to redemption of the preferred stock.

  2001

        Based upon the non-strategic nature and declining profitability of certain products in the Company's portfolio (including certain distributed products), the Company decided during the quarter ended June 30, 2001 to discontinue its sales effort of these products. The long-lived assets and the investments related to these products were evaluated to determine whether any impairment in their recoverability existed at the determination date. As a result, Edwards Lifesciences assessed whether the estimated cash flows of the products or investments over the estimated lives of the related assets were sufficient to recover their costs. Where such cash flows were insufficient, the Company utilized a discounted cash flow model to estimate the fair value of assets or investments and recorded an impairment charge to adjust the carrying values to estimated fair values. As a result of this evaluation, Edwards Lifesciences recorded a $14.8 million charge primarily related to the impairment of intangibles ($8.3 million), the impairment of an investment ($5.5 million) and the write-down of non-productive assets ($1.0 million).

  Goodwill Amortization

        The elimination of goodwill amortization commencing in the year 2002 resulted from the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" (see "Effects of Recent Accounting Pronouncements"). Effective January 1, 2002, the accounting for goodwill changed from an amortization method to an impairment-only approach.

  Special Charges

  2003

  Purchased in-process Research and Development Expenses ($13.6 million)

        On February 18, 2003, the Company acquired the endovascular mitral valve repair program of Jomed N.V., a European-based provider of products for minimally invasive vascular intervention, for $20.0 million in cash. The acquisition included all technology and intellectual property associated with the program. At the acquisition date, the program, which was less than 50% complete, was involved in testing proprietary prototypes prior to initiating required animal studies and human clinicals. Additional design improvements, bench testing, animal studies and human clinical studies must be successfully completed prior to selling the product in Europe (expected in 2005) and in the United States (expected in 2006). The risks and uncertainties associated with completing development within a reasonable period of time include those related to the design, development and manufacturability of the product, the success of animal and clinical studies and the timing of European and United States regulatory approvals. The fair market value of the assets acquired consisted primarily of patents that are being amortized over their estimated economic life of 17 years. Approximately $11.8 million of the purchase price has been charged to in-process research and development. The value of the in-process research and development was calculated using cash flow projections discounted for the risk inherent in such projects. The discount rate used was 30%. The valuation assumed approximately $20.0 million of additional research and development expenditures would be incurred prior to the date of product introduction. In the valuation, material net cash inflows were forecasted to commence in 2008. As of December 31, 2003, the program remains reasonably on track with the Company's original expectations.

        On December 5, 2003, the Company acquired the stock of Whitland Research Limited ("Whitland") for $3.2 million in cash, although achievement of future milestones through 2006 could increase the total price to $5.6 million. Whitland was focused on the development of critical care monitoring technologies. The $3.2 million purchase price was allocated to acquired in-process research and development ($1.8 million) and patents ($1.4 million) based upon their estimated fair values. The patents will be amortized over their estimated useful life of 10 years.

  Severance Charge ($13.0 million)

        In July 2003, the Company recorded a charge of $13.0 million associated with a decision to streamline operations. The charge was primarily related to the severance costs associated with reducing the Company's worldwide workforce by 136 employees, primarily in the United States and Europe. As of December 31, 2003, $4.1 million of the charge remained unpaid.

  Baxter Arbitration Settlement ($5.3 million)

        In January 2004, the Company concluded a dispute resolution proceeding with Baxter. Each company sought reimbursement from the other for a variety of claims arising from the Company's spin-off from Baxter in April 2000. The resolution resulted in a $5.3 million charge primarily related to the valuation of receivables at the date of spin-off, and a $5.4 million increase to Additional Contributed Capital related to the true-up of the beginning balance of equity.

  Loss on Sale of Business ($3.3 million)

        Effective July 4, 2003, the Company sold its German perfusion services subsidiary to WKK GmbH, a German-based provider of hospital services, for a nominal amount. Sales generated by the German perfusion services subsidiary were approximately $3.5 million, during the six months ended June 30, 2003 and $6.6 million for the year 2002. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges," the Company recorded an impairment charge of $3.3 million in 2003 to reduce the carrying value of the subsidiary's assets to fair value based upon the proceeds from the sale.

  Pension Curtailment ($1.9 million)

        On November 4, 2003, the Company suspended its defined benefit pension plan in Puerto Rico ("the Plan"). Effective December 31, 2003, employees do not earn additional defined benefits for future services. To mitigate the Puerto Rico employees' reduced benefits from the Plan's suspension, effective January 1, 2004, the Company increased its contributions to the Puerto Rico 1165(e) defined contribution plan. In accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," the Company recorded a curtailment loss of $1.9 million during the fourth quarter 2003. As of December 31, 2003, the Plan's accumulated benefit obligation exceeded the fair value of its assets by $2.4 million.

  2002

        The Company recorded a $3.3 million charge for legal, administrative and regulatory expenses related to the October 2002 acquisition of the cardiovascular business in Japan (see "Joint Venture in Japan").

  Equity Earnings in Japan Operations

        Equity earnings in Japan operations was $11.0 million and $16.4 million in 2002 and 2001, respectively. Equity earnings in Japan operations represent the Company's 90% profit interest in the cardiovascular business in Japan effective from April 1, 2000 through September 30, 2002. The decrease in 2002 results primarily from the consolidation of the Japan business effective October 1, 2002. For more information, see "Joint Venture in Japan."

  Interest Expense, net

        Interest expense, net was $13.2 million, $11.5 million and $22.9 million in 2003, 2002, and 2001, respectively. The increase in interest expense, net for 2003 resulted primarily from the higher interest rate associated with the Company's fixed rate debt. The decrease in interest expense, net for 2002 resulted primarily from (a) the Company's reduction of debt, (b) lower interest rates on its floating rate debt, and (c) a $6.2 million charge in 2001 related to a payment to unwind an interest rate swap agreement that had locked in a fixed interest rate on $75.0 million of floating rate debt. The decision to unwind the interest rate swap agreement resulted from the Company's pay-down of underlying floating rate debt not anticipated to be necessary in funding future requirements of working capital, capital expenditures and other financial commitments.

  Other (Income) Expense, net

        The following is a summary of other (income) expense, net (in millions):

	Years Ended December 31,
	2003	2002	2001
Foreign exchange (gain) loss	$(10.6)	$(4.1)	$5.0
Legal settlement, net	—	(14.7)	—
Asset dispositions and write-downs	3.6	2.3	6.5
Investment write-offs	—	1.4	—
Accounts receivable securitization costs	0.8	1.5	1.4
Other	1.5	(1.8)	(2.3)

	$(4.7)	$(15.4)	$10.6

        Foreign exchange gains and losses relate to global trade and intercompany receivable and payable balances.

        Effective April 24, 2002, Edwards Lifesciences and Medtronic, Inc. entered into an agreement related to certain patent infringement claims pursuant to which the Company received a one-time cash payment of $20.0 million (recorded as a gain of $14.7 million, net of legal expenses).

  Provision for Income Taxes

        The effective income tax rates for 2003, 2002 and 2001 were impacted by several items as follows (in millions):

	Years Ended December 31,
	2003	2002	2001
	(in millions)
Income tax expense (benefit) at U.S. federal statutory rate	$32.5	$19.6	$(2.9)
Foreign income tax at different rates	(11.9)	(10.6)	(6.8)
Deemed dividend from Japan, net of foreign tax credit	6.2	—	—
Tax credits, federal and state	(2.1)	(1.9)	(1.6)
(Benefit) from Brazil reorganization	(13.7)	—	—
State and local taxes, net of federal tax benefit and transactions listed separately	1.0	(0.1)	(3.0)
(Benefit) loss on sale of perfusion services business	—	(20.1)	11.0
Valuation allowance for loss on investment	—	13.8	—
Nondeductible goodwill	—	—	6.0
Other	1.8	(0.4)	(1.2)

Income tax expense	$13.8	$0.3	$1.5

        Excluding the impact of special charges, the effective income tax rate was 26.0% for both 2003 and 2002, and 28.0% for 2001. The decrease in the effective income tax rate in 2002 was due primarily to the elimination of non-deductible goodwill amortization upon the adoption of SFAS No. 142 effective January 1, 2002. For more information see "Effects of Recent Accounting Pronouncements." The Company expects its effective income tax rate for recurring operations will increase to 27% for 2004 due in part to the expiration of the research credit.

        During 2003, the Company commenced a legal reorganization of its Brazil subsidiary to improve its balance sheet and to enhance its ability to conduct business in Brazil. Since being acquired a number of years ago, this subsidiary has incurred net operating losses primarily due to the devaluation of the local currency and interest expense incurred on inter-company debt. In addition, the reorganization allowed the Company to recognize the accumulated losses and inter-company debt write-off under United States tax law, resulting in federal and state tax benefits of $13.7 million.

        During 2003, the Company recapitalized its Japan subsidiary. As a result, a deemed dividend occurred for U.S. tax purposes resulting in an incremental tax provision of $6.2 million, net of foreign tax credits. The recapitalization was a one-time event and all of the future earnings of the Company's Japan subsidiary are intended to be permanently reinvested.

        In exchange for the sale of the Novacor mechanical cardiac assist product line to WorldHeart in June 2000, the Company received WorldHeart preferred stock. In 2002, the investment in the WorldHeart preferred stock was deemed to be impaired and written down to its fair market value. Due to the uncertainty of using any potential tax benefit for the loss, a valuation allowance of $13.8 million has been established.

        As a result of tax law developments in 2002, the Company recorded a $20.1 million tax benefit during 2002 related to the loss on sale of its United States perfusion services business in June 2001.

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

        As of December 31, 2003, the Company had two unsecured revolving credit agreements providing for up to an aggregate of $530.0 million in one- to six- month borrowings in multiple currencies. Borrowings currently bear interest at the London interbank offering rate (LIBOR) plus 0.75%, which includes a facility fee. One of the credit agreements provides for long-term borrowings up to an aggregate of $430.0 million and expires on March 30, 2005 (the "Five Year Credit Facility"). The other credit agreement provides for borrowings up to an aggregate of $100.0 million through March 25, 2004 (the "364 Day Facility"). As the 364 Day Facility has not been used recently, the Company does not plan to renew this credit agreement when it expires.

        As of December 31, 2003, borrowings of $105.8 million were outstanding under the Five Year Credit Facility and no borrowings were outstanding under the 364 Day Facility. Edwards Lifesciences pays a facility fee, regardless of available or outstanding borrowings, currently at an annual rate of 0.15% for the Five Year Credit Facility and 0.125% for the 364 Day Facility. As of December 31, 2003, all amounts outstanding under the Five Year Credit Facility have been classified as long-term obligations, as these borrowings will continue to be refinanced pursuant to that credit agreement. In March 2004, the Company will reclassify any balance outstanding on the Five Year Credit Facility to short-term as the agreement will expire within one year. The credit agreements contain various financial and other covenants, all of which the Company was in compliance with at December 31, 2003.

        In May 2003, the Company issued $150.0 million of convertible senior debentures, issued at par, bearing an interest rate of 3.875% per annum due May 15, 2033 (the "Notes"). Interest is payable semi-annually in May and November. Issuance costs of approximately $3.6 million are being amortized to interest expense over 5 years. The Notes are convertible into 18.29 shares of the Company's common stock for each $1,000 principal amount of Notes (conversion price of $54.66 per share), subject to adjustment. The Notes may be converted, at the option of the holders, on or prior to the final maturity date under any of the following circumstances:

  •
  during any fiscal quarter, if the closing sale price per share of the Company's common stock exceeds 120% of the conversion price;

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

        Beginning with the six-month interest period commencing May 15, 2008, holders of the Notes will receive contingent interest at a rate of 0.25% if the trading price of the Notes equals or exceeds 120% of the principal amounts of the Notes. This contingent interest payment feature represents an embedded derivative. Based on the immaterial value associated with this feature, no value has been assigned to the derivative at issuance or at December 31, 2003.

        As further discussed in Note 7 to the consolidated financial statements, the Company has two securitization programs whereby certain subsidiaries in the United States and Japan sell, without recourse, on a continuous basis, an undivided interest in certain eligible pools of accounts receivable. The significant benefits of the securitizations are lower cost of funds and differentiated sources of liquidity. The Company has been able to effectively lower its overall cost of funds as a result of the interest rate spreads it pays on these advances as opposed to borrowings under the current LIBOR based credit facility. Additionally, the Company believes that in diversifying its funding sources, the Company's funding availability in the capital markets is strengthened. As of December 31, 2003, the Company had sold a total of $91.2 million of trade accounts receivable and received funding of $76.9 million. These proceeds are generally used to reduce revolving lines of credit. The securitization program in the United States is renewable for one-year periods at the Company's option and will expire on December 21, 2004. The securitization program in Japan will expire on December 3, 2005.

        In November 2001, the Company's Board of Directors approved a stock repurchase program authorizing the Company to purchase on the open market and in privately negotiated transactions up to 2.0 million shares of the Company's outstanding common stock. This program was completed in 2003. In addition, on May 6, 2003, the Company's Board of Directors approved a second stock repurchase program authorizing the Company to purchase an additional 2.0 million shares of the Company's outstanding common stock through December 31, 2005. Stock repurchased under these programs will primarily be used to offset obligations under the Company's employee stock option programs. During 2003, the Company repurchased 1,766,300 shares at an aggregate cost of $49.4 million under the second stock repurchase program.

        Cash provided by operating activities in 2003 increased $1.7 million from 2002 due primarily to:

  •
  higher earnings in 2003 before non-cash charges and credits;

  •
  decreased net cash outflows from accounts and other receivables;

  •
  decreased net cash outflows from accounts payable and accrued expenses;

  •
  partially offset by reduced cash inflows from increases in inventories.

        Cash provided by operating activities in 2002 increased $19.4 million from 2001 due primarily to:

  •
  higher earnings in 2002 before non-cash charges and credits;

  •
  increased net cash inflows from reductions in inventory;

  •
  partially offset by increased net cash outflows from accounts and other receivables (primarily the 2002 securitization of Japan receivables); and

  •
  increased net cash outflows from accounts payables and accrued expenses.

        Cash used in investing activities in 2003 decreased $5.0 million from 2002 due primarily to the following:

  •
  acquisition of joint venture in Japan of $19.0 million in 2002;

  •
  decreased spending in 2003 on capital expenditures and investments in unconsolidated subsidiaries;

  •
  receipt of payment on a note receivable in 2003;

  •
  partially offset by the 2003 purchase of Jomed's intellectual property (see "Purchased in-process Research and Development Expenses") and the 2003 purchase of the technology and intellectual property associated with Embol-X Inc.'s surgically placed, intra-aortic embolic management system.

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

$13.6

        If prior to April 16, 2008, the Company's sales of medical devices from the transferred technology are at least $20.0 million in any consecutive 12-month period, the Company will pay an additional $5.0 million to Embol-X Inc. This contingent obligation has not been recorded in the Company's balance sheet as of December 31, 2003. Forecasted sales of medical devices from the transferred technology are expected to be less than $2.0 million for 2004.

        Cash used in investing activities in 2002 increased $64.4 million from 2001 due primarily to the cash provided by the sale of the U.S. perfusion services business in 2001, partially offset by the cash used in the acquisition of the Company's joint venture in Japan in 2002.

        Cash used in financing activities in 2003 consisted primarily of purchases of treasury stock of $49.4 million and net payments on debt of $4.0 million, partially offset by proceeds from stock plans of

$36.6 million and proceeds from securitization programs of $6.2 million. Cash used in financing activities in 2002 consisted primarily of net payments on debt of $82.1 million and purchases of treasury stock of $30.8 million, partially offset by proceeds from securitization programs of $29.9 million and proceeds from stock plans of $13.7 million.

        A summary of all of the Company's contractual obligations and commercial commitments as of December 31, 2003 were as follows (in millions):

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$255.8	$—	$105.8	$—	$150.0
Operating leases	36.6	11.1	14.6	8.8	2.1
Unconditional purchase obligations (b)	22.4	7.3	15.0	0.1	—
Contractual development obligations (a)	31.5	1.7	5.8	—	24.0

Total contractual cash obligations	$346.3	$20.1	$141.2	$8.9	$176.1

(a)
Contractual development obligations consist primarily of cash that Edwards Lifesciences is obligated to pay to unconsolidated affiliates upon their achievement of product development milestones.

(b)
Unconditional purchase obligations consist primarily of minimum purchase commitments of inventory.

        On January 27, 2004, the Company acquired Percutaneous Valve Technologies, Inc. ("PVT") for $125.0 million in cash, plus up to an additional $30.0 million upon the achievement of key milestones through 2007. The acquisition was financed through the Company's Five Year Credit Facility and operations. The Company expects to take an initial in-process research and development charge related to this transaction in the first quarter of 2004, estimated between $60.0 million and $90.0 million. The remainder of the purchase price will be allocated to patents involving PVT's proprietary technology. PVT, located in Fort Lee, NJ, with a subsidiary in Israel, is a leader in the development of an innovative, catheter-based (percutaneous) approach for replacing aortic heart valves. PVT's technology is a combination balloon-expandable stent technology integrated with a percutaneously delivered tissue heart valve. Unlike conventional open-heart valve replacement surgery, this less-invasive procedure is designed to be performed in a cardiac catheterization laboratory under local anesthesia.

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

        The application of accounting policies requires the use of judgment and estimates. As it relates to the Company, estimates and forecasts are required to determine sales returns and reserves, rebate reserves, allowances for doubtful accounts, reserves for excess and obsolete inventory, investments in unconsolidated affiliates, workers' compensation liabilities, employee benefit related liabilities, deferred tax asset valuation allowances, any impairments of assets, anticipated transactions to be hedged, litigation reserves and contingencies.

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

        The Company believes the following are the critical accounting policies which could have the most significant effect on the Company's reported results and require subjective or complex judgments by management.

  Revenue Recognition

        The Company recognizes revenue for sales when all of the following have occurred: an agreement of sale exists, product delivery and acceptance has occurred or services have been rendered, and collection is reasonably assured. In the case of certain products where the Company maintains consigned inventory at customer locations, revenue is recognized at the time the Company is notified that the customer has used the inventory. The Company enters into certain arrangements in which it commits to provide multiple elements to its customers. Revenue related to an individual element is deferred unless delivery of the element represents a separate earnings process. Total revenue for these arrangements is allocated among the elements based on the fair value of the individual elements, with the relative fair values determined based on objective evidence (generally based on sales of the individual element to other third parties). Management is required to make judgments about whether or not collectibility is reasonably assured.

        The Company adopted Emerging Issues Task Force 01-9 as of January 1, 2002 and presents the cost of certain vendor considerations as reductions of revenue. Adoption of this standard did not have a material impact on the Company's consolidated financial statements. When the Company recognizes revenue from the sale of its products, an estimate of various sales returns and allowances is recorded which reduces product sales and accounts receivable. These adjustments include estimates for charge backs, rebates, returns, and other sales allowances. These provisions are estimated based upon historical payment experience, historical relationship to revenues, estimated customer inventory levels and current contract sales terms with wholesale and indirect customers. If the historical data and inventory estimates used to calculate these provisions does not properly reflect future activity, the Company's financial position, results of operations and cash flows could be impacted. The Company's estimates are subject to inherent limitations of estimates that rely on third-party data, as certain third-party information was itself in the form of estimates, and reflect other limitations.

  Allowance for Doubtful Accounts

        The Company records allowances for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions. Additional allowances for doubtful accounts may be required if there is deterioration in past due balances, if economic conditions are less favorable than the Company has anticipated or for customer-specific circumstances, such as financial difficulty. The allowance for doubtful accounts was $5.1 million and $5.5 million at December 31, 2003 and 2002, respectively.

  Excess and Obsolete Inventory

        The Company records allowances for excess and obsolete inventory based on historical and estimated future demand and market conditions. Additional inventory allowances may be required if future demand or market conditions are less favorable than the Company has estimated. Inventory reserves result from inventory, which is obsolete, is nearing its expiration date (generally triggered at six months prior to expiration), or is damaged or slow moving (defined as quantities in excess of a two year supply). The allowance for excess and obsolete inventory was $8.5 million and $9.6 million at December 31, 2003 and 2002, respectively.

  Patent Costs

        The Company expenses legal costs incurred for patent preparation and applications. The Company capitalizes legal costs related to the defense and enforcement of issued patents for which success is deemed probable. The related costs are amortized over the remaining useful lives of the patents using the straight-line method. Such deferred costs are periodically reviewed for impairment and recoverability. To the extent the Company is successful in its defense and enforcement of its patents and receives compensation for past infringement, costs capitalized in connection with the specific defense or enforcement are expensed as an offset against any gain received.

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

  Investments in Unconsolidated Affiliates

        Investments in unconsolidated affiliates are designated as available-for-sale in accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These investments are carried at fair market value, with unrealized gains and losses reported in stockholders' equity as Accumulated Other Comprehensive Income. Gains or losses on investments sold are based on the specific identification method. The fair values of certain investments are based on quoted market prices. For other investments, various methods are used to estimate fair value, including external valuations and discounted cash flows. When the fair value of a certain investment declines below cost, management uses the following criteria to determine if such a decline should be considered other than temporary and result in a realized loss:

  •
  the duration and extent to which the market value has been less than cost;

  •
  the financial condition and near term prospects of the investee;

  •
  the reasons for the decline in market value;

  •
  the investee's performance against product development milestones; and

  •
  the Company's ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

  Income Taxes

        The Company records a liability for potential tax assessments based on its estimate of the potential exposure. New laws and new interpretations of laws and rulings by tax authorities may affect the liability for potential tax assessments. Due to the subjectivity and complex nature of the underlying issues, actual payments or assessments may differ from estimates. To the extent the Company's estimates differ from actual payments or assessments, income tax expense is adjusted. Additional information regarding income taxes is included in Note 16 of the consolidated financial statements.

        The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. At December 31, 2003, the Company had deferred tax assets of $107.9 million, partially offset by deferred tax liabilities of $17.2 million. The valuation allowance of $19.5 million as of December 31, 2003 reduces certain deferred tax assets to amounts that are more likely than not to be realized. This allowance primarily relates to the deferred tax assets established for certain investments and the net operating loss carryforwards of certain non-United States subsidiaries. The Company evaluates annually the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the Company's forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the Company's effective tax rate on future earnings.

  Employee Stock Option and Stock Purchase Plans

        The Company applies the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its fixed stock option and employee stock purchase plans. In accordance with this intrinsic value method, no compensation expense is recognized for these plans. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation," (in millions, except per share amounts):

	Year Ended December 31,
	2003	2002	2001
Net income (loss), as reported	$79.0	$55.7	$(11.4)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(16.0)	(15.3)	(10.8)

Pro forma net income (loss)	$63.0	$40.4	$(22.2)

Earnings per basic share:
Reported net income (loss)	$1.34	$0.94	$(0.19)
Pro forma net income (loss)	1.07	0.68	(0.38)
Earnings per diluted share:
Reported net income (loss)	1.29	0.91	(0.19)
Pro forma net income (loss)	1.03	0.66	(0.38)

        The per share weighted-average fair value for options granted during 2003, 2002 and 2001 was $10.93, $11.64, and $7.00, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2003	2002	2001
Average risk-free interest rate	2.5%	4.4%	5.8%
Expected dividend yield	None	None	None
Expected volatility	42%	44%	45%
Expected life (years)	4	5	5

        The pro forma expense for employee stock purchase subscriptions was calculated with the following weighted-average assumptions for grants during the following periods:

	2003	2002	2001
Average risk-free interest rate	1.3%	2.1%	4.1%
Expected dividend yield	None	None	None
Expected volatility	42%	45%	44%
Expected life (years)	1	1	1

        The expected volatility assumptions for the stock option and stock purchase plans used in the Black-Scholes option pricing model is estimated on the date of each grant.

Effects of Recent Accounting Pronouncements

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

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142, which changes the accounting for goodwill from an amortization method to an impairment-only approach, is effective for fiscal years beginning after December 15, 2001. No transition adjustment was recorded upon adoption of this standard on January 1, 2002. However, adoption of this standard resulted in the elimination of goodwill amortization commencing January 1, 2002. See Note 8 of the consolidated financial statements for more information.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143, which changes the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs, is effective for fiscal years beginning after June 15, 2002. Adoption of this standard did not have a material impact on the Company's consolidated financial statements.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets." SFAS No. 144, which changes the accounting and reporting for the impairment of long-lived assets, is effective for fiscal years beginning after December 15, 2001. Adoption of this standard did not have a material impact on the Company's consolidated financial statements.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 changes the accounting and reporting for costs associated with exit or disposal activities, termination benefits and other costs to exit an activity, including certain costs incurred in a restructuring. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of this standard did not have a material impact on the Company's consolidated financial statements.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." This standard amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this standard amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This standard is effective for financial statements for fiscal years ending after December 15, 2002. The Company has adopted this standard and has made the necessary changes to its financial statement disclosures.

        In January 2003, the FASB issued and in December 2003, revised, FASB Interpretation No. 46 "Consolidation of Variable Interest Entities—an interpretation of ARB No. 51." This interpretation addresses consolidation by business enterprises of variable interest entities, which have certain characteristics. The effective date of this interpretation varies based on certain criteria. The Company is required to apply all of this interpretation no later than the end of the first reporting period that ends after March 15, 2004. The Company is evaluating one entity to determine if it qualifies as a variable interest entity and if the entity will need to be consolidated. This entity had $10.1 million of assets as of September 30, 2003 and had $0.4 million of net income for the nine months ended September 30, 2003.

        In April 2003, the FASB issued, SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This standard is effective for contracts entered into or modified after June 30, 2003, with exception for specified transactions. Adoption of this standard did not have a material impact on the Company's consolidated financial statements.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of this standard did not impact the Company's consolidated financial statements.

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

        Edwards Lifesciences maintains an overall risk management strategy that utilizes a variety of interest rate and currency derivative financial instruments to mitigate its exposure to fluctuations in interest rates and currency exchange rates. The derivative instruments used include interest rate swaps, option-based products and forward currency contracts. The Company does not use any of these instruments for trading or speculative purposes. The total notional amounts of the Company's derivative financial instruments at December 31, 2003 and 2002 were $569.6 million and $588.2 million, respectively. The notional amounts of interest rate swap agreements, option-based products, and forward currency contracts do not represent amounts exchanged by the parties and, are not a measure of the Company's exposure through its use of derivatives.

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

        As part of its overall risk-management program the Company performs sensitivity analyses to assess potential gains and losses in earnings and changes in fair values to hypothetical movements in interest rates. A 46 basis-point increase in interest rates (approximately 10 percent of the Company's weighted average interest rate) affecting the Company's financial instruments, including debt obligations and related derivatives and investments, would not change the Company's annual interest expense, net because the Company has no floating rate debt, after giving effect to interest rate swaps. In January 2004, the Company borrowed $105.0 million on its floating rate Five Year Credit Facility to fund its general operating activities and the acquisition of PVT.

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

        As part of its risk-management process, the Company uses a value-at-risk ("VAR") methodology in connection with other management tools to assess and manage its foreign currency financial instruments and measure any potential loss in earnings as a result of adverse movements in currency exchange rates. The Company utilizes a Monte Carlo simulation, with a 95 percent confidence level, using spot and three-month implied volatilities as stochastic variables and correlations (as of the measurement date) to estimate this potential loss. The Company's calculated VAR at December 31, 2003 and 2002, with a maturity of up to one year, is $3.0 million and $4.3 million, respectively. This amount excludes the potential effects of any changes in the value of the underlying transactions or balances. The Company's calculated VAR exposure represents an estimate of reasonably possible net losses that would be recognized on its portfolio of financial instruments assuming hypothetical movements in future market rates and is not necessarily indicative of actual results which may occur. It does not represent the maximum possible loss or any expected loss that may occur. Actual future gains or losses may differ from (and could be significantly greater than) these estimates based upon actual fluctuations in market rates, operating exposures and the timing thereof, and changes in the Company's portfolio of derivatives during the measured periods. In addition, the assumption within the VAR model is that changes in currency exchange rates are adverse, which may not be the case. Any loss incurred on the financial instruments is expected to be offset by the effects of currency movements on the hedging of all exposures; there may be currency exchange-rate gains or losses in the future.

Credit Risk

        Derivative financial instruments used by the Company involve, to varying degrees, elements of credit risk in the event a counter-party should default and market risk as the instruments are subject to rate and price fluctuations. Credit risk is managed through the use of credit standard guidelines, counter-party diversification, monitoring of counter-party financial condition and master-netting agreements in place with all derivative counter-parties. Credit exposure of derivative financial instruments is represented by the fair value effects of contracts with a positive fair value at December 31, 2003 reduced by the effects of master netting agreements. Additionally, at December 31, 2003, all derivative financial instruments, based on notional amounts, were with commercial banks and investment banking firms assigned investment grade ratings of "AA" or better by national rating agencies. The Company does not anticipate non-performance by its counter-parties and has no reserves related to non-performance as of December 31, 2003; the Company has not experienced any counterparty default during the three years ended December 31, 2003.

Concentrations of Credit Risk

        In the normal course of business, Edwards Lifesciences provides credit to customers in the health care industry, performs credit evaluations of these customers and maintains reserves for potential credit losses which, when realized, have been within the range of management's allowance for doubtful accounts during all periods presented.

        Sales to Baxter, acting in the capacity of the Company's distributor subsequent to the Distribution, represented approximately 8% and 11% of the Company's total net sales for 2002 and 2001, respectively. Substantially all of these agreements had been terminated as of December 31, 2002. In 2003, the Company had no customers that represent greater than 10% of its total net sales or accounts receivable, net.

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

        In addition to the investment in WorldHeart ($11.6 million at December 31, 2003), Edwards Lifesciences had approximately $23.8 million of investments in equity instruments of other companies. At December 31, 2003, the Company had recorded unrealized gains of $4.3 million and unrealized losses of $4.8 million on these investments in "Accumulated Other Comprehensive Income," net of tax. Management considers these declines temporary in nature based upon the individual companies' operating results, financial condition and achievement of product development milestones. Should these companies experience a decline in financial condition or fail to meet certain development milestones, the decline in the investments' values may be considered other than temporary and impairment charges may be necessary.

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

        The Audit and Public Policy Committee of the Board of Directors, composed of directors from outside the Company, meets regularly with management, the Company's internal auditors and its independent auditors to discuss audit scope and results, internal control evaluations, and other accounting, reporting and financial matters. The independent auditors and internal auditors have access to the Audit and Public Policy Committee without management's presence.

/s/ MICHAEL A. MUSSALLEM Michael A. Mussallem Chairman of the Board and Chief Executive Officer
/s/ CORINNE H. LYLE Corinne H. Lyle Corporate Vice President, Chief Financial Officer and Treasurer

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
DECEMBER 31, 2003

Report of Independent Auditors	45
Financial Statements:
Consolidated Balance Sheets at December 31, 2003 and 2002	46
For the years ended December 31, 2003, 2002 and 2001:
Consolidated Statements of Operations	47
Consolidated Statements of Cash Flows	48
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)	49
Notes to Consolidated Financial Statements	51
Financial statement schedule for the years ended December 31, 2003, 2002 and 2001:
Valuation and Qualifying Accounts	85
Other schedules are not applicable and have not been submitted

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
of Edwards Lifesciences Corporation:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Edwards Lifesciences Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 8 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002 and as a result changed its method of accounting for goodwill.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Orange County, California
February 3, 2004

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	December 31,
	2003	2002
ASSETS
Current assets
Cash and cash equivalents	$61.1	$34.2
Accounts receivable, net of allowances of $5.1 and $5.5	97.5	88.3
Other receivables	21.0	20.1
Inventories, net	120.5	111.8
Deferred income taxes	11.9	27.6
Prepaid expenses	41.8	34.8
Other current assets	6.4	3.4

Total current assets	360.2	320.2
Property, plant and equipment, net	209.9	209.4
Goodwill	338.2	333.8
Other intangible assets, net	81.0	65.0
Investments in unconsolidated affiliates	35.4	23.5
Deferred income taxes	59.3	38.8
Other assets	17.4	13.7

Total assets	$1,101.4	$1,004.4

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$167.2	$177.3

Long-term debt	255.8	245.5

Other long-term liabilities	43.3	42.2

Commitments and contingent liabilities (Note 10 and 17)
Stockholders' equity
Preferred stock, $.01 par value, authorized 50,000,000 shares, no shares outstanding	—	—
Common stock, $1.00 par value, 350,0000,000 shares authorized, 62,572,250 and 60,177,275 shares issued, 59,480,850 and 58,852,175 shares outstanding at December 31, 2003 and 2002, respectively	62.6	60.2
Additional contributed capital	463.2	412.0
Retained earnings	222.4	143.4
Accumulated other comprehensive income	(32.2)	(44.7)
Common stock in treasury, at cost, 3,091,400 and 1,325,100 shares at December 31, 2003 and 2002, respectively	(80.9)	(31.5)

Total stockholders' equity	635.1	539.4

Total liabilities and stockholders' equity	$1,101.4	$1,004.4

The accompanying notes are an integral part of these consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share information)

	Years Ended December 31,
	2003	2002	2001
Net sales	$860.5	$704.0	$692.1
Cost of goods sold	359.4	299.1	323.7

Gross profit	501.1	404.9	368.4
Selling, general and administrative expenses	289.9	227.9	203.2
Research and development expenses	72.8	65.2	55.0
Loss on sale of stock (Note 4)	—	—	68.2
Asset impairments (Note 5)	—	67.4	14.8
Goodwill amortization	—	—	18.5
Special charges (Note 6)	37.1	3.3	—
Equity earnings in Japan operations (Note 1)	—	(11.0)	(16.4)
Interest expense, net	13.2	11.5	22.9
Other (income) expense, net (Note 15)	(4.7)	(15.4)	10.6

Income (loss) before provision for income taxes	92.8	56.0	(8.4)
Provision for income taxes	13.8	0.3	1.5

Income (loss) before cumulative effect of change in accounting principle	79.0	55.7	(9.9)
Cumulative effect of change in accounting principle, net of tax (Note 2)	—	—	1.5
Net income (loss)	$79.0	$55.7	$(11.4)

Share information (Note 2):
Earnings (loss) per basic share
Income (loss) before cumulative effect of change in accounting principle	$1.34	$0.94	$(0.17)
Cumulative effect of change in accounting principle (Note 2)	—	—	(0.02)

Net income (loss)	$1.34	$0.94	$(0.19)

Earnings (loss) per diluted share
Income (loss) before cumulative effect of change in accounting principle	$1.29	$0.91	$(0.17)
Cumulative effect of change in accounting principle (Note 2)	—	—	(0.02)

Net income (loss)	$1.29	$0.91	$(0.19)

Weighted average number of common shares outstanding:
Basic	59.1	59.0	58.9
Diluted	61.1	61.3	58.9

The accompanying notes are an integral part of these consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities
Net income (loss)	$79.0	$55.7	$(11.4)
Income charges (credits) not affecting cash:
Depreciation and amortization	45.6	40.4	57.4
Deferred income taxes	5.3	(13.8)	(29.7)
Special charges, losses and impairments	7.1	68.9	89.4
Other	5.2	8.7	(1.7)
Changes in operating assets and liabilities, net of effect from ownership change of Japan business and business acquisitions (Notes 1 and 3):
Accounts and other receivables	(11.0)	(32.0)	(4.7)
Inventories	4.2	13.3	(7.7)
Accounts payable and accrued liabilities	(8.4)	(17.6)	7.0
Prepaid expenses	3.1	(2.0)	—
Other	(7.8)	(1.0)	2.6

Net cash provided by operating activities	122.3	120.6	101.2

Cash flows from investing activities
Capital expenditures	(37.9)	(40.7)	(37.5)
Investments in intangible assets	(26.2)	(7.0)	(8.0)
Investments in unconsolidated affiliates	(4.4)	(5.7)	(10.6)
Proceeds from asset dispositions	6.0	4.1	9.7
Proceeds from note receivable	1.7	—	—
Acquisition of joint venture in Japan	—	(19.0)	—
Proceeds from sale of business	—	—	45.0
Other	(2.5)	—	(2.5)

Net cash used in investing activities	(63.3)	(68.3)	(3.9)

Cash flows from financing activities
Proceeds from issuance of short-term debt	—	0.4	26.1
Payments on short-term debt	—	(1.5)	(86.3)
Proceeds from issuance of long-term debt	333.4	150.9	180.0
Payments on long-term debt	(337.4)	(231.9)	(211.2)
Proceeds from accounts receivable securitization, net	6.2	29.9	5.2
Purchases of treasury stock	(49.4)	(30.8)	(0.7)
Proceeds from stock plans	36.6	13.7	8.9
Other	(4.4)	(0.2)	(0.6)

Net cash used in financing activities	(15.0)	(69.5)	(78.6)

Effect of currency exchange rate changes on cash and cash equivalents	(17.1)	3.7	0.9

Net increase (decrease) in cash and cash equivalents	26.9	(13.5)	19.6
Cash and cash equivalents at beginning of year	34.2	47.7	28.1

Cash and cash equivalents at end of year	$61.1	$34.2	$47.7

Supplemental disclosures:
Cash paid during the year for:
Interest	$7.9	$9.8	$19.2
Income taxes	14.1	10.4	10.6
Non-cash transactions:
Purchase of intangible assets in exchange for stock	$3.0	—	—

The accompanying notes are an integral part of these consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
COMPREHENSIVE INCOME (LOSS)

(in millions)

	Years Ended December 31,
	2003	2002	2001
COMMON STOCK
Beginning of year	$60.2	$59.3	$58.7
Common stock issued under employee benefit plans	2.4	0.9	0.6

End of year	$62.6	$60.2	$59.3

ADDITIONAL CONTRIBUTED CAPITAL
Beginning of year	$412.0	$287.2	$277.4
Common stock issued under employee benefit plans	35.1	12.8	8.2
Tax benefit from exercise of non-qualified stock options	10.6	—	—
Resolution of Baxter arbitration (Note 6)	5.4	—	—
Stock options issued to non-employees	0.1	1.2	1.6
Acquisition of joint venture in Japan (Notes 1 and 3)	—	110.8	—

End of year	$463.2	$412.0	$287.2

RETAINED EARNINGS
Beginning of year	$143.4	$87.7	$102.9
Net income (loss)	79.0	55.7	(11.4)
Elimination of reporting lag for certain international operations (Note 2)	—	—	(3.8)

End of year	$222.4	$143.4	$87.7

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Beginning of year	$(44.7)	$25.2	$0.6
Other comprehensive income (loss)	12.5	(69.9)	24.6

End of year	$(32.2)	$(44.7)	$25.2

TREASURY STOCK
Beginning of year	$(31.5)	$(0.7)	$—
Purchases of stock	(49.4)	(30.8)	(0.7)

End of year	$(80.9)	$(31.5)	$(0.7)

Total stockholders' equity	$635.1	$539.4	$458.7

The accompanying notes are an integral part of these consolidated financial statements.

	Years Ended December 31,
	2003	2002	2001
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$79.0	$55.7	$(11.4)

Other comprehensive income (loss):
Currency translation adjustments, net of tax	6.5	(8.0)	29.9
Currency translation adjustment in connection with the acquisition of joint venture in Japan (Notes 1 and 3)	—	(47.8)	—
Pension adjustments, net of tax	1.2	(1.7)	—
Unrealized net gain (loss) on investments in unconsolidated affiliates, net of tax	6.3	(1.7)	(5.8)
Net unrealized (loss) gain on cash flow hedges, net of tax	(1.5)	(10.7)	0.5

Other comprehensive income (loss)	12.5	(69.9)	24.6

Total comprehensive income (loss)	$91.5	$(14.2)	$13.2

The accompanying notes are an integral part of these consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS

        Edwards Lifesciences Corporation is a global provider of products and technologies that are designed to treat advanced cardiovascular disease. Edwards Lifesciences' sales are categorized in five main product areas: cardiac surgery, critical care, vascular, perfusion and other distributed products. Edwards Lifesciences focuses on four main cardiovascular disease states: heart valve disease, coronary artery disease, peripheral vascular disease and congestive heart failure.

        Edwards Lifesciences Corporation was incorporated under the original name of CVG Controlled Inc. in Delaware on September 10, 1999, as a subsidiary of Baxter International Inc. ("Baxter"). On March 31, 2000 (the "Distribution Date"), Baxter transferred its cardiovascular business (the "Edwards Lifesciences Business") to Edwards Lifesciences in connection with a tax-free spin-off by Baxter of the Edwards Lifesciences Business. The spin-off was effected on the Distribution Date through a distribution of 58.1 million shares of Edwards Lifesciences' common stock (the "Distribution") to Baxter stockholders of record on March 29, 2000, resulting in Edwards Lifesciences operating as an independent entity commencing April 1, 2000 with publicly traded common stock. Unless the context indicates otherwise, references to the "Company" and "Edwards Lifesciences" refer to Edwards Lifesciences Corporation and its subsidiaries.

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

Principles of consolidation

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

Use of estimates

        The consolidated financial statements of Edwards Lifesciences have been prepared in accordance with Generally Accepted Accounting Principles in the United States ("GAAP") and have been applied consistently in all material respects. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Estimates are used in accounting for, among other items, sales returns and reserves, rebate reserves, allowances for doubtful accounts, excess and obsolete inventory, investments in unconsolidated affiliates, workers compensation, employee benefits, income taxes, asset impairment, anticipated transactions to be hedged, litigation reserves and contingencies.

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

Foreign currency translation

        The Company follows the principles of Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." Accordingly, when the local currency of its foreign entities is the functional currency, all assets and liabilities are translated into United States dollars at the rate of exchange in effect at the balance sheet date. Income and expense items are translated at the weighted average exchange rate prevailing during the period. The effects of foreign currency translation adjustments for these entities are deferred and included as a component of stockholders' equity. The effects of foreign currency transactions denominated in a currency other than its foreign entities' functional currency are included in Other (Income) Expense, net.

Revenue recognition

        The Company recognizes revenue for sales when all of the following have occurred: an agreement of sale exists, product delivery and acceptance has occurred or services have been rendered, and collection is reasonably assured. In the case of certain products where the Company maintains consigned inventory at customer locations, revenue is recognized at the time the Company is notified that the customer has used the inventory. The Company enters into certain arrangements in which it commits to provide multiple elements to its customers. Revenue related to an individual element is deferred unless delivery of the element represents a separate earnings process. Total revenue for these arrangements is allocated among the elements based on the fair value of the individual elements, with the relative fair values determined based on objective evidence (generally based on sales of the individual element to other third parties).

        The Company adopted Emerging Issues Task Force 01-9 as of January 1, 2002 and presents the cost of certain vendor considerations as reductions of revenue. Adoption of this standard did not have a material impact on the Company's consolidated financial statements. When the Company recognizes revenue from the sale of its products, an estimate of various sales returns and allowances is recorded which reduces product sales and accounts receivable. These adjustments include estimates for charge backs, rebates, returns, and other sales allowances. These provisions are estimated based upon historical payment experience, historical relationship to revenues, estimated customer inventory levels and current contract sales terms with wholesale and indirect customers. If the historical data and inventory estimates used to calculate these provisions does not properly reflect future activity, the Company's financial position, results of operations and cash flows could be impacted. The Company's estimates are subject to inherent limitations of estimates that rely on third-party data, as certain third-party information was itself in the form of estimates, and reflect other limitations.

Cash equivalents

        The Company considers highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. These investments are valued at cost, which approximates fair value.

Accounts receivable securitization

        The Company accounts for the securitization of accounts receivable in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." When the Company sells accounts receivable in securitizations, a subordinated residual interest in the securitized portfolio is retained by the Company and recorded in Other Current Assets. Gain or loss on sale of the accounts receivable depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the residual interests based on their relative fair value at the date of transfer. Because quoted market prices are generally not available to determine the Company's fair value of the residual interest, the Company estimates the fair value of the residual interest by estimating future expected credit losses to determine the future expected cash flows, which generally approximate fair value given the securitized portfolio's short-term weighted average life. At the time the receivables are sold, the balances are removed from the Consolidated Balance Sheets. Costs associated with the sale of receivables, primarily related to the discount and loss on sale, are included in Other (Income) Expense, net.

Inventories

        Inventories are stated at the lower of cost (first-in, first-out method) or market value. Market value for raw materials is based on replacement costs, and for other inventory classifications is based on net realizable value.

	December 31,
	2003	2002
	(in millions)
Raw materials	$20.4	$17.4
Work in process	16.7	14.7
Finished products	83.4	79.7

	$120.5	$111.8

        Inventory reserves result from inventory, which is obsolete, is nearing its expiration date (generally triggered at six months prior to expiration), or is damaged or slow moving (defined as quantities in excess of a two year supply). Reserves for excess and obsolete inventory were approximately $8.5 million and $9.6 million at December 31, 2003 and 2002, respectively. During the years ended December 31, 2003, 2002 and 2001, the Company allocated $9.8 million, $9.8 million and $8.4 million, respectively, of general and administrative costs to inventory. General and administrative costs included in both the December 31, 2003 and 2002 inventory balances were $3.5 and $2.8 million, respectively.

Property, plant and equipment

        Property, plant and equipment are recorded at cost. Depreciation and amortization are principally calculated for financial reporting purposes on the straight-line method over the estimated useful lives of the related assets, which range from 20 to 40 years for buildings and improvements and from 3 to 11 years for machinery and equipment. Leasehold improvements are amortized over the life of the related facility leases or the asset, whichever is shorter. Straight-line and accelerated methods of depreciation are used for income tax purposes.

	December 31,
	2003	2002
	(in millions)
Land	$30.1	$32.6
Buildings and leasehold improvements	67.4	70.0
Machinery and equipment	204.6	192.8
Equipment with customers	104.8	101.5
Construction in progress	17.2	8.5

	424.1	405.4
Accumulated depreciation and amortization	(214.2)	(196.0)

	$209.9	$209.4

        Depreciation expense was $34.6 million, $29.6 million and $27.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. Repairs and maintenance expense was $12.1million, $9.1 million and $11.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

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

Patent Costs

        The Company expenses legal costs incurred for patent preparation and applications. The Company capitalizes legal costs related to the defense and enforcement of issued patents for which success is deemed probable. The related costs are amortized over the remaining useful lives of the patents using the straight-line method. Such deferred costs are periodically reviewed for impairment and recoverability. To the extent the Company is successful in its defense and enforcement of its patents and receives compensation for past infringement, costs capitalized in connection with the specific defense or enforcement are expensed as an offset against any gain received.

Investments in unconsolidated affiliates

        The Company has made investments in the equity instruments of other companies. These investments in unconsolidated affiliates are designated as available-for-sale in accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These investments are carried at fair market value, with unrealized gains and losses reported in stockholders' equity as Accumulated Other Comprehensive Income. Gains or losses on investments sold are based on the specific identification method. The fair values of certain investments are based on quoted market prices. For other investments, various methods are used to estimate fair value, including external valuations and discounted cash flows. When the fair value of a certain investment declines below cost, management uses the following criteria to determine if such a decline should be considered other than temporary and result in a realized loss:

  •
  the duration and extent to which the market value has been less than cost;

  •
  the financial condition and near term prospects of the investee;

  •
  the reasons for the decline in market value;

  •
  the investee's performance against product development milestones; and

  •
  the Company's ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

        As of December 31, 2003, the Company had a $7.3 million unrealized loss related to a $12.6 million investment in a publicly traded company. Although the trading value of the Company's investment has been less than the Company's original cost for greater than one year, the Company believes that this unrealized loss is temporary in nature due to the investee's successful performance against its product development milestones and the historical high volatility of its stock price. Additionally, the Company has the ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

Income taxes

        The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The Company evaluates annually the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the Company's forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the Company's effective tax rate on future earnings.

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

        A reconciliation of the shares used in the basic and diluted per share computations is as follows:

	Years Ended December 31,
	2003	2002	2001
	(in millions)
Basic shares outstanding	59.1	59.0	58.9
Dilutive effect of employee stock options	2.0	2.3	—

Diluted shares outstanding	61.1	61.3	58.9

        Diluted earnings per share excludes 3.2 million, 2.1 million and 0.3 million shares related to options for the years ended December 31, 2003, 2002 and 2001, respectively. These options were excluded because the exercise price per share was greater than the average market price, resulting in an anti-dilutive effect on diluted earnings per share. The effect of approximately 2.7 million common shares relating to the Company's $150.0 million convertible debentures due 2033 has been excluded from the computation of diluted earnings per share for the year ended December 31, 2003 because none of the conditions that would permit the debentures to be converted to the common shares had been satisfied.

Employee Stock Option and Stock Purchase Plans

        The Company applies the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its fixed stock option and employee stock purchase plans. In accordance with this intrinsic value method, no compensation expense is recognized for these plans. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation," (in millions, except per share amounts):

	Year Ended December 31,
	2003	2002	2001
Net income (loss), as reported	$79.0	$55.7	$(11.4)
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(16.0)	(15.3)	(10.8)

Pro forma net income (loss)	$63.0	$40.4	$(22.2)

Earnings per basic share:
Reported net income (loss)	$1.34	$0.94	$(0.19)
Pro forma net income (loss)	1.07	0.68	(0.38)
Earnings per diluted share:
Reported net income (loss)	1.29	0.91	(0.19)
Pro forma net income (loss)	1.03	0.66	(0.38)

        The per share weighted-average fair value for options granted during 2003, 2002 and 2001 was $10.93, $11.64, and $7.00, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2003	2002	2001
Average risk-free interest rate	2.5%	4.4%	5.8%
Expected dividend yield	None	None	None
Expected volatility	42%	44%	45%
Expected life (years)	4	5	5

        The pro forma expense for employee stock purchase subscriptions was calculated with the following weighted-average assumptions for grants during the following periods:

	2003	2002	2001
Average risk-free interest rate	1.3%	2.1%	4.1%
Expected dividend yield	None	None	None
Expected volatility	42%	45%	44%
Expected life (years)	1	1	1

        The expected volatility assumptions for the stock option and stock purchase plans used in the Black-Scholes option pricing model is estimated on the date of each grant.

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

        All derivatives are recognized on the balance sheet at their fair value. On the date that the Company enters into a derivative contract, it designates the derivative as either (a) a hedge of a forecasted transaction or the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a "cash flow" hedge), or (b) a hedge of an exposure to changes in the fair value of an asset, liability, or an unrecognized firm commitment (a "fair value" hedge). Changes in the fair value of a derivative that is highly effective, and that is designated and qualifies as a cash flow hedge to the extent that the hedge is effective, are recorded in Accumulated Other Comprehensive Income until earnings are affected by the variability of cash flows of the hedged transaction (e.g., until periodic settlements of a variable asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective, and that is designated and qualifies as a foreign-currency hedge, are recorded in either current-period earnings or Accumulated Other Comprehensive Income, depending on whether the hedging relationship satisfies the criteria for a fair-value or cash flow hedge.

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

Comprehensive income

        Comprehensive income encompasses all changes in equity other than those arising from transactions with stockholders, and consists of net income, currency translation adjustments, pension adjustments, unrealized net gains and losses on cash flow hedges and investments in unconsolidated affiliates.

Effects of Recent Accounting Pronouncements

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

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142, which changes the accounting for goodwill from an amortization method to an impairment-only approach, is effective for fiscal years beginning after December 15, 2001. No transition adjustment was recorded upon adoption of this standard on January 1, 2002. However, adoption of this standard resulted in the elimination of goodwill amortization commencing January 1, 2002. See Note 8 for more information.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143, which changes the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs, is effective for fiscal years beginning after June 15, 2002. Adoption of this standard did not have a material impact on the Company's consolidated financial statements.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets." SFAS No. 144, which changes the accounting and reporting for the impairment of long-lived assets, is effective for fiscal years beginning after December 15, 2001. Adoption of this standard did not have a material impact on the Company's consolidated financial statements.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 changes the accounting and reporting for costs associated with exit or disposal activities, termination benefits and other costs to exit an activity, including certain costs incurred in a restructuring. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of this standard did not have a material impact on the Company's consolidated financial statements.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This standard amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Standard amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This standard is effective for financial statements for fiscal years ending after December 15, 2002. The Company has adopted this standard and has made the necessary changes to its financial statement disclosures.

        In January 2003, the FASB issued and in December 2003, revised, FASB Interpretation No. 46 "Consolidation of Variable Interest Entities—an interpretation of ARB No. 51." This interpretation addresses consolidation by business enterprises of variable interest entities which have certain characteristics. The effective date of this interpretation varies based on certain criteria. The Company is required to apply all of this interpretation no later than the end of the first reporting period that ends after March 15, 2004. The Company is evaluating one entity to determine if it qualifies as a variable interest entity and if the entity will need to be consolidated. This entity had $10.1 million of assets as of September 30, 2003 and had $0.4 million of net income for the nine months ended September 30, 2003.

        In April 2003, the FASB issued, SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This standard is effective for contracts entered into or modified after June 30, 2003, with exception for specified transactions. Adoption of this standard did not have a material impact on the Company's consolidated financial statements.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of this standard did not impact the Company's consolidated financial statements. On October 1, 2002, the Company acquired from Baxter for $19.0 million, net, the cardiovascular business in Japan. The purchase price excluded approximately $30 million of securitized accounts receivable. In the three months ended September 30, 2002, the Company recorded a $3.3 million charge for legal, administrative and regulatory expenses related to the acquisition reflected in special charges on the Statement of Operations for the year ended December 31, 2002. Commencing October 1, 2002, the Company began reporting the results of the Japan business on a fully consolidated basis. The acquisition did not materially impact the Company's net income as the terms of the joint venture agreement enabled Edwards Lifesciences to record substantially all of the net profit generated by the Japan business (see Note 1).

3.    ACQUISITION OF JOINT VENTURE IN JAPAN

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

Notes

(a)
Deferred tax asset relates to a tax basis step-up in connection with the acquisition.

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

	Pro Forma Adjustments
	Historical	Japan Operating Results (a)	Other (b)	Pro Forma
Net sales	$704.0	$77.2	$—	$781.2
Cost of goods sold	299.1	31.0	—	330.1

Gross profit	404.9	46.2	—	451.1
Selling, general and administrative expenses	227.9	34.0	—	261.9
Research and development expenses	65.2	2.5	—	67.7
Disposition of assets and other charges, net	67.4	—	—	67.4
Non-recurring spin-off expenses	3.3	—	—	3.3
Equity earnings in Japan operations	(11.0)	11.0	—	—
Interest expense, net	11.5	—	0.8	12.3
Other income, net	(15.4)	(1.5)	—	(16.9)

Income (loss) before provision for income taxes	56.0	0.2	(0.8)	55.4
Provision (benefit) for income taxes	0.3	0.1	(0.2)	0.2

Net income (loss)	$55.7	$0.1	$(0.6)	$55.2

Share information:
Earnings per basic share	$0.94			$0.94
Earnings per diluted share	0.91			0.90

Notes

(a)
To reflect Edwards Lifesciences' Japanese business on a consolidated basis for the full year ended December 31, 2002.

(b)
To reflect estimated interest expense that would have been incurred by the Company based on incurrence of $19.0 million of debt at an effective interest rate of 5%.

        On a pro forma basis, assuming that the acquisition of the cardiovascular business in Japan had been completed as of January 1, 2001, the following unaudited amounts would have been recorded for the year ended December 31, 2001 (in millions, except per share information):

Net sales	$801.2
Loss before cumulative effect of change in accounting principle	10.0
Net loss	11.5
Basic and diluted loss per share:
Loss before cumulative effect of change in accounting principle	0.17
Cumulative effect of change in accounting	0.02
Net loss	0.20

4.    LOSS ON SALE OF STOCK

        Effective June 30, 2001, the Company sold the stock of Edwards Lifesciences Cardiovascular Resources, Inc. ("ELCR") to Fresenius Medical Care AG for cash proceeds of $45.0 million (the "ELCR Sale"), resulting in a loss of $68.2 million (including the write-off of $83.0 million of goodwill). ELCR provided and managed perfusionists, monitoring systems, capital equipment and disposable material on a contract service basis to hospitals in the United States and Puerto Rico.

        The following unaudited pro forma consolidated condensed statement of operations gives effect to the ELCR Sale as if it had occurred on January 1, 2001, and excludes the $68.2 million loss on the sale. The unaudited pro forma consolidated condensed statement of operations does not purport to be indicative of either the results of future operations or the results of operations that would have occurred had the ELCR Sale been consummated on January 1, 2001. The following amounts are in millions, except per share amounts:

Year Ended December 31, 2001
Net sales	$631.1
Net income	45.9
Net income per share:
Basic	0.78
Diluted	0.75

5.    ASSET IMPAIRMENTS

        In September 2002, the Company recorded a $67.4 million charge related to the impairment of its investment in preferred stock of World Heart Corporation ("WorldHeart"). The investment was written down to $6.2 million, which represented the value of the Company's preferred stock investment had it been converted into common stock at October 15, 2002 (the closing date of September's books). The decision to record the charge was based primarily on WorldHeart's September 2002 decision to refocus its product development efforts by adopting a new design concept for a next generation product that resulted in a significant delay (approximately two years) in its product development timeline (with a revised commercial launch date of 2007) and impaired WorldHeart's competitive position. Accordingly, the Company concluded that sufficient risk existed that WorldHeart may be unable to fully liquidate the Company's investment in WorldHeart's preferred stock. The Company believed that the best objective indicator of the then fair value of its investment in WorldHeart's preferred stock was the market price of WorldHeart's common stock based upon the Company's expectation that the value of its preferred stock investment would be realized through the common stock, as opposed to redemption of the preferred stock.

        Based upon the non-strategic nature and declining profitability of certain products in the Company's portfolio (including certain distributed products), the Company decided during the quarter ended June 30, 2001 to discontinue its sales effort of these products. The long-lived assets and the investments related to these products were evaluated to determine whether any impairment in their recoverability existed at the determination date. As a result, Edwards Lifesciences assessed whether the estimated cash flows of the products or investments over the estimated lives of the related assets were sufficient to recover their costs. Where such cash flows were insufficient, the Company utilized a discounted cash flow model to estimate the fair value of assets or investments and recorded an impairment charge to adjust the carrying values to estimated fair values. As a result of this evaluation, Edwards Lifesciences recorded a $14.8 million charge related to the impairment of intangible assets ($8.3 million), the impairment of an investment ($5.5 million) and the write-down of non-productive assets ($1.0 million).

6.    SPECIAL CHARGES

        During the years ended December 31, 2003 and 2002, Edwards Lifesciences recorded special charges comprised of the following:

	2003	2002
Purchased in-process research and development expenses	$13.6	$—
Severance charge	13.0	—
Resolution of Baxter arbitration	5.3	—
Loss on sale of business	3.3	—
Pension curtailment	1.9	—
Spin-off expenses	—	3.3

Total special charges	$37.1	$3.3

  Purchased in-process Research and Development Expenses

        On February 18, 2003, the Company acquired the endovascular mitral valve repair program of Jomed N.V., a European-based provider of products for minimally invasive vascular intervention, for $20.0 million in cash. The acquisition included all technology and intellectual property associated with the program. At the acquisition date, the program, which was less than 50% complete, was involved in testing proprietary prototypes prior to initiating required animal studies and human clinicals. Additional design improvements, bench testing, animal studies and human clinical studies must be successfully completed prior to selling the product in Europe (expected in 2005) and in the United States (expected in 2006). The risks and uncertainties associated with completing development within a reasonable period of time include those related to the design, development and manufacturability of the product, the success of animal and clinical studies and the timing of European and United States regulatory approvals. The fair market value of the assets acquired consisted primarily of patents that are being amortized over their estimated economic life of 17 years. Approximately $11.8 million of the purchase price has been charged to in-process research and development. The value of the in-process research and development was calculated using cash flow projections discounted for the risk inherent in such projects. The discount rate used was 30%. The valuation assumed approximately $20 million of additional research and development expenditures would be incurred prior to the date of product introduction. In the valuation, material net cash inflows were forecasted to commence in 2008.

        On December 5, 2003, the Company acquired the stock of Whitland Research Limited ("Whitland") for $3.2 million in cash, although achievement of future milestones through 2006 could increase the total price to $5.6 million. Whitland was focused on the development of critical care monitoring technologies. The $3.2 million purchase price was allocated to acquired in-process research and development ($1.8 million) and patents ($1.4 million) based upon their estimated fair values. The patents will be amortized over their estimated useful life of 10 years.

  Severance Charge

        In July 2003, the Company recorded a charge of $13.0 million associated with a decision to streamline operations. The charge was primarily related to the severance costs associated with reducing the Company's worldwide workforce by 136 employees, primarily in the United States and Europe. As of December 31, 2003, $4.1 million of the charge remained unpaid.

  Baxter Arbitration Settlement

        In January 2004, the Company concluded a dispute resolution proceeding with Baxter. Each company sought reimbursement from the other for a variety of claims arising from the Company's spin-off from Baxter in April 2000. The resolution resulted in a $5.3 million charge primarily related to the valuation of receivables at the date of spin-off, and a $5.4 million increase to Additional Contributed Capital related to the true-up of the beginning balance of equity.

  Loss on Sale of Business

        Effective July 4, 2003, the Company sold its German perfusion services subsidiary to WKK GmbH, a German-based provider of hospital services, for a nominal amount. Sales generated by the German perfusion services subsidiary were approximately $3.5 million during the six months ended June 30, 2003 and $6.6 million for the year 2002. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges," the Company recorded a pre-tax impairment charge of $3.3 million in the second quarter of 2003 to reduce the carrying value of the subsidiary's assets to fair value based upon the proceeds from the sale.

  Pension Curtailment

        On November 4, 2003, the Company suspended its defined benefit pension plan in Puerto Rico ("the Plan"). Effective December 31, 2003, employees do not earn additional defined benefits for future services. To mitigate the Puerto Rico employees' reduced benefits from the Plan's suspension, effective January 1, 2004, the Company increased its contributions to the Puerto Rico 1165(e) defined contribution plan. In accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," the Company recorded a curtailment loss of $1.9 million during the fourth quarter 2003. As of December 31, 2003, the Plan's accumulated benefit obligation exceeded the fair value of its assets by $2.4 million.

  Spin-Off Expenses

        The Company recorded a $3.3 million charge for legal, administrative and regulatory expenses related to the October 2002 acquisition of the cardiovascular business in Japan (see "Joint Venture in Japan").

7.    ACCOUNTS RECEIVABLE SECURITIZATION

        Edwards Lifesciences has two agreements (the "Japan Receivables Facility" and the "U.S. Receivables Facility," or the "Facilities") with financial institutions whereby it securitizes, on a continuous basis, an undivided interest in certain eligible trade account receivables. In December 2002, the Company entered into the Japan Receivables Facility whereby the Company's Japanese subsidiary (Edwards Lifesciences Japan Limited) sells eligible accounts receivable directly to a financial institution. Under the U.S. Receivables Facility, the Company sells eligible accounts receivable to a wholly-owned, special purpose, bankruptcy-remote subsidiary formed for the purpose of buying and selling these receivables, which then sells the participating interests in the receivables to a financial institution.

        The transactions under both Facilities are accounted for as sales of accounts receivable. The Company retained servicing responsibilities and subordinated residual interests in the accounts receivables. The Company receives annual servicing fees approximating one percent of the outstanding balance and rights to future cash flows arising after the investors in the securitization trust have received their contractual return. No servicing asset or liability has been recorded as the Company's compensation for servicing the assets approximates the cost of its servicing responsibilities. The investors and the securitization trust have no recourse to the Company's other assets for failure of debtors to pay when due. The Company's residual interests are subordinate to the investors' interests. The U.S. Receivables Facility is renewable for one-year periods at the Company's option and will expire on December 21, 2004. The Japan Receivables Facility will expire on December 3, 2005.

        Sales of receivables under these programs result in a reduction of accounts receivable on the Company's Consolidated Balance Sheets. Residual interests of $14.2 million and $9.2 million as of December 31, 2003 and 2002, respectively, are included in Other Current Assets. The interests are carried at their fair value, estimated as the net realizable value, which considers the relatively short liquidation period and includes an estimated provision for credit losses. Pursuant to the terms of the Facilities, the Company had sold $91.2 million and $76.5 million of trade accounts receivable as of December 31, 2003 and 2002, respectively, resulting in a reduction of accounts receivable on the Company's Consolidated Balance Sheets, and received funding of $76.9 million and $67.1 million, respectively. Costs associated with the sale of receivables, primarily related to the discount and loss on sale, were $0.8 million, $1.6 million and $1.4 million in 2003, 2002 and 2001, respectively, and are included in Other (Income) Expense, net.

8.    GOODWILL AND OTHER INTANGIBLE ASSETS

        On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," whereby goodwill is no longer amortized, but instead is subject to a periodic impairment review, performed by the Company in the fourth quarter of each year. As the Company's operations are comprised of one reporting unit, the Company reviews the recoverability of its goodwill by comparing the Company's fair value to the net book value of its assets. If the book value of the Company's assets exceeds the Company's fair value, the goodwill is written down to its implied fair value. The impairment analyses were completed in the fourth quarters of 2003 and 2002 and resulted in no impairments.

        Pursuant to SFAS No. 142, the results for periods prior to adoption are not to be restated. If SFAS No. 142 had been effective January 1, 2001, net loss and earnings per basic and diluted share would have been as follows for the year ended December 31, 2001 (in millions, except per share information):

Reported net loss	$(11.4)
Goodwill amortization, net of tax	17.7

Adjusted net income	$6.3

Earnings per basic share:
Reported net loss	$(0.19)
Adjusted net income	0.11
Earnings per diluted share:
Reported net loss	(0.19)
Adjusted net income	0.10

        In April 2003, the Company purchased the technology and intellectual property associated with Embol-X Inc.'s surgically placed, intra-aortic embolic management system. The total consideration for Embol-X Inc. was $13.6 million, comprised of $8.0 million cash, a deferred payment of $2.0 million cash payable upon the completion of the technology transfer (which was completed during August 2003), stock in an unconsolidated affiliated company valued at $3.0 million and $0.6 million of capitalized transaction costs. In accordance with the guidance provided in Emerging Issues Task Force 98-3, "Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business," the transaction was accounted for as a purchased business combination. The purchase price was allocated to the acquired assets at their estimated fair value as follows (in millions):

Developed technology	$6.5
Goodwill	4.4
Patents	1.7
Trademarks and trade names	0.5
Machinery and equipment	0.2
Inventory	0.3

$13.6

        If prior to April 16, 2008, the Company's sales of medical devices from the transferred technology are at least $20.0 million in any consecutive 12-month period, the Company will pay an additional $5.0 million to Embol-X Inc. This contingent obligation has not been recorded in the Company's balance sheet as of December 31, 2003. Forecasted sales of medical devices from the transferred technology are expected to be less than $2.0 million for 2004.

        Other intangible assets subject to amortization consisted of the following (in millions):

December 31, 2003	Patents	Unpatented Technology	Other	Total
Cost	$116.9	$36.3	$14.3	$167.5
Accumulated amortization	(64.8)	(18.0)	(3.7)	(86.5)

Net carrying value	$52.1	$18.3	$10.6	$81.0

December 31, 2002	Patents	Unpatented Technology	Other	Total
Cost	$96.8	$36.3	$8.9	$142.0
Accumulated amortization	(58.2)	(15.5)	(3.3)	(77.0)

Net carrying value	$38.6	$20.8	$5.6	$65.0

        Amortization expense related to other intangible assets for the years ended December 31, 2003 and 2002 was $9.5 million and $9.5 million, respectively. Estimated amortization expense for each of the years ending December 31 is as follows (in millions):

2004	$9.7
2005	9.9
2006	9.9
2007	9.9
2008	9.9

9.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	December 31,
	2003	2002
	(in millions)
Accounts payable	$67.3	$69.5
Employee compensation and withholdings	39.2	38.4
Property, payroll and other taxes	13.6	19.3
Derivative liability (Note 11)	12.4	16.3
Other accrued liabilities	34.7	33.8

	$167.2	$177.3

10.    LONG-TERM DEBT, CREDIT FACILITIES AND LEASE OBLIGATIONS

        As of December 31, 2003, the Company had two unsecured revolving credit agreements providing for up to an aggregate of $530.0 million in one- to six-month borrowings in multiple currencies. Borrowings currently bear interest at the London interbank offering rate (LIBOR) plus 0.75%, which includes a facility fee. One of the credit agreements provides for long-term borrowings up to an aggregate of $430.0 million and expires on March 30, 2005 (the "Five Year Credit Facility"). The other credit agreement provides for borrowings up to an aggregate of $100.0 million through March 25, 2004

(the "364 Day Facility"). As the 364 Day Facility has not been used recently, the Company does not plan to renew this credit agreement when it expires. As of December 31, 2003, borrowings of $105.8 million were outstanding under the Five Year Credit Facility and no borrowings were outstanding under the 364 Day Facility. Edwards Lifesciences pays a facility fee, regardless of available or outstanding borrowings, currently at an annual rate of 0.15% for the $430 million credit agreement, and 0.125% for the $100 million credit agreement. All amounts outstanding under the Five Year Credit Facility have been classified as long-term obligations, as these borrowings will continue to be refinanced pursuant to that credit agreement. In March 2004, the Company will reclassify any balance outstanding on the Five Year Credit Facility to short-term as the agreement will expire within one year. The credit facilities contain various financial and other covenants, all of which the Company was in compliance with at December 31, 2003.

        In May 2003, the Company issued $150.0 million of convertible senior debentures, issued at par, bearing an interest rate of 3.875% per annum due May 15, 2033 (the "Notes"). Interest is payable semi-annually in May and November. Issuance costs of approximately $3.6 million are being amortized to interest expense over 5 years. The Notes are convertible into 18.29 shares of the Company's common stock for each $1,000 principal amount of Notes (conversion price of $54.66 per share), subject to adjustment. The Notes may be converted, at the option of the holders, on or prior to the final maturity date under any of the following circumstances:

  •
  during any fiscal quarter, if the closing sale price per share of the Company's common stock exceeds 120% of the conversion price;

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

        Beginning with the six-month interest period commencing May 15, 2008, holders of the Notes will receive contingent interest at a rate of 0.25% if the trading price of the Notes equals or exceeds 120% of the principal amounts of the Notes. This contingent interest payment feature represents an embedded derivative. Based on the immaterial value associated with this feature, no value has been assigned to the derivative at issuance or at December 31, 2003.

        Edwards Lifesciences utilizes interest rate swap agreements in managing its exposure to interest rate fluctuations. Interest rate swap agreements are executed as an integral part of specific debt transactions. Edwards Lifesciences' interest rate swap agreements involve agreements to receive a floating rate and pay a fixed rate, at specified intervals, calculated on an agreed-upon notional amount. As of December 31, 2003, Edwards Lifesciences had in place four interest rate swaps with a total notional amount of $155.8 million to swap floating rate United States dollar and Yen denominated debt obtained under the Company's revolving credit facilities for fixed rates. The original maturities of the interest rate swap agreements are between three and five years.

        The weighted average interest rate under the Credit Facilities was 5.6% at December 31, 2003, including the effect of interest rate swap agreements. The rates have been calculated using rates in effect at December 31, 2003.

        Future minimum lease payments (including interest) under noncancelable operating leases and aggregate debt maturities at December 31, 2003 were as follows:

	Operating Leases	Aggregate Debt Maturities
	(in millions)
2004	$11.1	$—
2005	8.2	105.8
2006	6.4	—
2007	5.1	—
2008	3.7	—
Thereafter	2.1	150.0

Total obligations and commitments	$36.6	$255.8

        Included in debt at December 31, 2003 and 2002 were unsecured notes denominated in various foreign currencies as follows (in millions):

	December 31,
	2003	2002
Japanese Yen	6,000.0	13,700.0
Euro	—	15.0
Swiss Franc	—	5.0

        Certain facilities and equipment are leased under operating leases expiring at various dates. Most of the operating leases contain renewal options. Total expense for all operating leases was $12.3 million, $6.8 million, and $6.1 million for the years 2003, 2002 and 2001, respectively.

11.    FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

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

	December 31,
	2003		2002
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(in millions)
Interest rate swap agreements	$155.8	$(6.9)	$199.4	$(11.0)
Option-based products	189.1	(3.0)	162.7	(2.7)
Forward currency agreements	222.7	(2.5)	226.1	(2.6)

        The fair value of financial instruments was estimated by discounting expected cash flows using quoted market interest rates and foreign exchange rates as of December 31, 2003 and 2002. Notional amounts are stated in United States dollar equivalents at spot exchange rates at the respective dates. Considerable judgment was employed in interpreting market data to develop estimates of fair value; accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.

        At December 31, 2003, the fair value of option-based products, forward currency and interest rate swap agreements is recorded in Accrued Liabilities. During the year ended December 31, 2003 and 2002, the Company reclassified from Accumulated Other Comprehensive Income a net loss of $9.3 million and a net gain of $5.9 million, respectively, to Cost of Goods Sold, and a net loss of $5.7 million and $5.0 million, respectively, to Interest Expense, Net. The Company expects that during the next 12 months it will reclassify to earnings a $6.2 million loss currently recorded in Accumulated Other Comprehensive Income. For the year ended December 31, 2003 and 2002, the Company expensed $1.1 million and $1.3 million, respectively, related to the time value of option-based products.

12.    COMMON STOCK

        The Edwards Lifesciences Corporation Long-Term Stock Incentive Compensation Program (the "Program") provides for the grant of incentive and non-qualified stock options, restricted stock and other stock-based incentive awards for eligible employees and contractors of the Company. Under the Program, these grants are generally awarded at a price equal to the fair market value at the date of grant based upon the closing price on the date immediately preceding the grant date. Options to purchase shares of the Company's common stock granted under the Program generally vest over predetermined periods and expire 7 years after the date of grant. An aggregate of 15.5 million shares of the Company's common stock has been reserved for issuance under the Program.

        On April 3, 2000, the Company granted options to purchase shares of Edwards Lifesciences' common stock under the Program. The grants include two types of stock options: Founders Options and Conversion Options. The Founders Options were awarded to all salaried employees of the Company and permit the purchase of approximately 5.7 million shares at an exercise price of $13.88, the fair market value at the date of grant. The Founders Options vested 30% on April 3, 2002, and the balance vested on April 3, 2003. The Founders Options included approximately 634,000 options granted to non-employees of the Company in Japan (employees of Baxter dedicated to the joint venture as described in Notes 1 and 3). In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the $4.0 million value of these options was amortized over the three-year vesting period on a straight-line basis. The Conversion Options permitted the purchase of approximately 2.2 million shares at an exercise price based upon an equitable conversion of the exercise price under the Baxter stock option plan, with reference to the when-issued price of the Company's stock and the closing price of Baxter's common stock on March 31, 2000. The Conversion Options retained the vesting periods under the Baxter stock option plan, resulting in various vesting periods. All of the Conversion Options were vested as of the end of September 2002.

        The Company also maintains the Nonemployee Directors and Consultants Stock Incentive Program (the "Nonemployee Program"). Under the Nonemployee Program, each non-employee director annually receives 10,000 stock options. Additionally, each non-employee director may elect to receive all or a portion of the cash retainer to which the director is otherwise entitled through the issuance of stock options. As of December 31, 2003, 208,293 options were issued under the Nonemployee Program.

        Stock option activity under the Program and the Nonemployee Program was as follows (options in thousands):

	2003		2002		2001
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of year	9,794	$17.97	7,716	$14.79	7,686	$13.59
Options granted	3,884	30.35	2,784	26.03	1,123	22.01
Options exercised	(2,085)	14.73	(552)	14.17	(481)	12.14
Options cancelled	(601)	24.89	(154)	18.17	(612)	14.33

Outstanding, end of year	10,992	22.65	9,794	17.97	7,716	14.79

Exercisable, end of year	5,346	14.52	3,251	14.52	1,857	13.46

        The following table summarizes stock options outstanding at December 31, 2003 (options in thousands):

	Outstanding
				Exercisable
		Average Remaining Contractual Life (Years)
Range of Exercise Prices	Number of Options		Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$13.88 (Founders Options)	2,750	6.25	$13.88	2,750	$13.88
$10.20-$15.71 (Conversion options)	1,089	4.40	12.18	1,089	12.18
$15.44-$32.36 (Other options)	7,153	8.75	27.61	1,507	21.75

	10,992	7.70	22.65	5,346	14.52

Restricted Stock

        A one-time grant of 5,000 shares of restricted stock was made to each of the non-employee directors pursuant to the Non-employee Program. These grants vest 50% after one year and the balance vests after two years from the date of grant. An aggregate of 300,000 shares of the Company's common stock has been authorized for issuance pursuant to the Non-Employee Program. Grants of restricted stock to non-employees are charged to unearned compensation in Stockholders' Equity at their intrinsic value and recognized as expense over the vesting period. Compensation expense recognized for such grants was approximately $0.1 million for each of 2003 and 2002, and $0.2 million for 2001.

Employee Stock Purchase Plan

        The Company has two employee stock purchase plans ("ESPP") for eligible employees to purchase shares of the Company's common stock at 85% of the lower of the fair market value of Edwards Lifesciences common stock on the effective date of subscription or the date of purchase. Under the ESPP, employees can authorize the Company to withhold up to 12% of their compensation for common stock purchases, subject to certain limitations. The ESPP is available to all active employees of the Company paid from the United States payroll and to eligible employees of the Company outside the United States to the extent permitted by local law. The ESPP for United States employees is qualified under Section 423 of the Internal Revenue Code. The Board of Directors authorized an aggregate of 2,150,000 shares of the Company's common stock for issuance under the ESPP. As of December 31, 2003, 731,606 shares have been issued under the plans.

Stockholder Rights Plan

        The Company has adopted a Stockholder Rights Plan to protect stockholders' rights in the event of a proposed or actual acquisition of 15% or more of the outstanding shares of the Company's common stock. As part of this plan, each share of the Company's common stock carries a right to purchase one one-hundredth (1/100) of a share of Series A Junior Participating Preferred Stock (the "Rights"), par value $0.01 per share, subject to adjustment, which becomes exercisable only upon the occurrence of certain events. The Rights are subject to redemption at the option of the Board of Directors at a price of $0.01 per right until the occurrence of certain events. The Rights expire on March 31, 2010, unless earlier redeemed or exchanged by the Company.

Treasury Stock

        In November 2001, the Company's Board of Directors approved a stock repurchase program authorizing the Company to purchase on the open market and in privately negotiated transactions up to 2.0 million shares of the Company's outstanding common stock. In addition, on May 6, 2003, the Company's Board of Directors approved a second stock repurchase program authorizing the Company to purchase an additional 2.0 million shares of the Company's outstanding common stock through December 31, 2005. Stock repurchased under these programs will primarily be used to offset obligations under the Company's employee stock option programs. During 2003 and 2002, the Company repurchased 1,766,300 and 1,298,300 shares at an aggregate cost of $49.4 and $30.8 million, respectively. The timing and size of any future stock repurchases are subject to a variety of factors, including market conditions, stock prices and other cash requirements.

13.    EMPLOYEE BENEFIT PLANS

Defined Benefit Plans

        Prior to the Distribution, Edwards Lifesciences employees participated in Baxter-sponsored defined benefit pension plans covering substantially all employees in the United States and Puerto Rico and employees in certain European countries. The benefits were based on years of service and the employees' compensation during five of the last 10 years of employment as defined by the plans. Effective as of the Distribution, Edwards Lifesciences' employees ceased to be eligible to accrue any additional benefits under the Baxter plan for United States employees. Edwards Lifesciences did not adopt a pension plan for United States employees to replace the Baxter plan in the United States. The pension liability related to Edwards Lifesciences' United States employees' service prior to the Distribution remains with Baxter. With respect to the Puerto Rico and certain European plans, Baxter transferred the assets and liabilities relating to Edwards Lifesciences' employees to Edwards Lifesciences as of the Distribution. Edwards Lifesciences has adopted a defined benefit pension plan in Puerto Rico and in certain European countries. On November 4, 2003, the Company suspended its defined benefit pension plan in Puerto Rico ("the Plan"). Effective December 31, 2003, employees do not earn additional defined benefits for future services. To mitigate the Puerto Rico employees' reduced benefits from the Plan's suspension, the Company increased its contributions to the Puerto Rico 1165(e) defined contribution plan.

        On October 1, 2002, the Company completed its spin-off from Baxter and acquired the cardiovascular business in Japan (see Notes 1 and 3). As part of the transaction, the Company acquired the defined benefit plan that covered the Japan employees and the related pension assets and liabilities.

        Information regarding the Company's defined benefit pension plans in Puerto Rico, Japan and certain European countries is as follows (in millions):

	Years Ended December 31,
	2003	2002
Benefit Obligations:
Beginning of period	$44.7	$28.1
Service cost	3.3	1.6
Interest cost	2.2	1.7
Participant contributions	0.4	0.2
Actuarial loss	2.3	4.1
Addition of Japan plan	—	8.6
Curtailment gains	(8.7)	(0.2)
Benefits paid	(2.0)	(0.3)
Currency exchange rate changes and other	3.7	0.9

End of year	$45.9	$44.7

Fair value of plan assets:
Beginning of period	$22.9	$20.3
Actual return on plan assets	2.7	(0.7)
Employer contributions	3.6	1.6
Participant contributions	0.6	0.2
Addition of Japan plan	—	1.1
Benefits paid	(2.0)	(0.3)
Currency exchange rate changes and other	2.0	0.7

End of year	$29.8	$22.9

Funded status of plans:
Funded status of plans	$(16.1)	$(21.8)
Unrecognized net transition obligation	0.7	0.6
Unrecognized net actuarial losses	6.6	13.5
Unrecognized prior service cost	(0.9)	1.6

Net liability on balance sheet	$(9.7)	$(6.1)

Net liability on balance sheet consists of:
Accrued benefit liability	$(10.4)	$(11.8)
Prepaid benefit cost	—	0.1
Intangible asset	—	3.1
Accumulated other comprehensive loss	0.4	1.6
Deferred tax asset	0.3	0.9

Net liability on balance sheet	$(9.7)	$(6.1)

        The components of net periodic benefit cost are as follows (in millions):

	Years Ended December 31,
	2003	2002	2001
Service cost	$3.3	$1.6	$1.5
Expected employee contributions	(0.2)	—	—
Interest cost	2.2	1.7	1.7
Expected return on plan assets	(1.6)	(1.5)	(1.5)
Curtailment loss	1.9	—	—
Amortization of prior service cost and other	0.8	0.1	0.3

Net periodic pension benefits cost	$6.4	$1.9	$2.0

        Significant assumptions used in determining benefit obligations and net periodic benefit cost are summarized as follows (in weighted averages):

	Years Ended December 31,
	2003	2002
Discount Rate	4.24%	4.96%
Expected return on plan assets	6.77%	6.77%
Rate of compensation increase	3.05%	3.66%

Defined Contribution Plans

        The Company's employees in the United States and Puerto Rico are eligible to participate in a qualified 401(k) and 1165(e) plan, respectively. In the United States, participants may contribute up to 25% of their annual compensation (subject to tax code limitation) to the plan. Edwards Lifesciences matches the first 3 percent of the participant's annual eligible compensation contributed to the plan on a dollar-for-dollar basis. Edwards Lifesciences matches the next 2 percent of the participant's annual eligible compensation to the plan on a 50% basis. In Puerto Rico, participants may contribute up to 10% of their annual compensation (subject to tax code limitation) to the plan. Edwards Lifesciences matches the first 6 percent of the participant's annual eligible compensation contributed to the plan on a 50% basis. Matching contributions relating to Edwards Lifesciences employees were $4.4 million, $4.4 million and $3.9 million in 2003, 2002 and 2001, respectively.

        The Company has a nonqualified deferred compensation plan for a select group of management that provides the opportunity to defer a specified percentage of their cash compensation. Participants may elect to defer up to 100% of bonus and 25% of total annual compensation. The Company's obligations under this plan are unfunded. The amount accrued under this plan was $5.5 million and $3.3 million at December 31, 2003 and 2002, respectively.

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

14.    RELATED PARTY TRANSACTIONS

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

        Sales to Baxter, acting in the capacity of the Company's distributor subsequent to the Distribution, represented approximately 8% and 11% of the Company's total net sales for 2002 and 2001, respectively.

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

15.    OTHER (INCOME) EXPENSE, NET

	Years Ended December 31,
	2003	2002	2001
	(in millions)
Foreign exchange (gain) loss	$(10.6)	$(4.1)	$5.0
Legal settlement, net	—	(14.7)	—
Asset dispositions and write downs	3.6	2.3	6.5
Accounts receivable securitization costs	0.8	1.5	1.4
Investment write-offs	—	1.4	—
Other	1.5	(1.8)	(2.3)

	$(4.7)	$(15.4)	$10.6

16.    INCOME TAXES

        The Company's income (loss) before provision for income taxes was generated from United States and international operations as follows:

	Years Ended December 31,
	2003	2002	2001
	(in millions)
United States	$0.7	$3.5	$(66.7)
International	92.1	52.5	58.3

	$92.8	$56.0	$(8.4)

        The provision (benefit) for income taxes consists of the following:

	Years Ended December 31,
	2003	2002	2001
	(in millions)
Current
United States:
Federal	$—	$0.6	$—
State and local	0.2	0.3	0.7
International, including Puerto Rico	6.3	10.6	30.9

Current income tax expense	6.5	11.5	31.6

Deferred
United States:
Federal	4.4	(7.4)	(15.3)
State and local	(1.4)	(0.9)	(5.1)
International, including Puerto Rico	4.3	(2.9)	(9.7)

Deferred income tax expense (benefit)	7.3	(11.2)	(30.1)

Total income tax expense	$13.8	$0.3	$1.5

        The components of deferred tax assets and liabilities are as follows:

	December 31,
	2003	2002
	(in millions)
Deferred tax assets
Net operating loss carryforwards	$32.0	$19.0
Investments in unconsolidated affiliates	19.3	29.7
Tax credit carryforwards	17.5	6.4
Compensation and benefits	8.6	5.6
Accrued liabilities	6.5	14.3
Allowance for doubtful accounts	5.5	5.6
Other intangible assets	5.4	10.5
Inventories	2.1	2.4
Other	11.0	9.9

Total deferred tax assets	107.9	103.4

Deferred tax liabilities
Property, plant and equipment	(14.6)	(15.8)
Other	(2.6)	(1.3)

Total deferred tax liabilities	(17.2)	(17.1)

Valuation allowance	(19.5)	(19.9)

Net deferred tax assets	$71.2	$66.4

        At December 31, 2003, the Company had deferred tax assets of $107.9 million, partially offset by deferred tax liabilities of $17.2 million. The valuation allowance of $19.5 million as of December 31, 2003 reduces certain deferred tax assets to amounts that are more likely than not to be realized. This allowance primarily relates to the deferred tax assets established for certain investments and the net operating loss carryforwards of certain non-United States subsidiaries.

        During 2003, the Company recapitalized its Japan subsidiary. As a result, a deemed dividend occurred for U.S. tax purposes resulting in an incremental tax provision of $6.2 million, net of foreign tax credits. The recapitalization was a one-time event and all of the future earnings of the Company's Japan subsidiary are intended to be permanently reinvested.

        Deferred income taxes have not been provided on the undistributed earnings of the Company's foreign subsidiaries of approximately $121.7 million as of December 31, 2003 since these amounts are intended to be permanently reinvested in foreign operations. It is not practicable to calculate the deferred taxes associated with these earnings; however, foreign tax credits would likely be available to reduce federal income taxes in the event of distribution.

        A reconciliation of the United States federal statutory income tax rate to the Company's effective income tax rate is as follows:

	Years Ended December 31,
	2003	2002	2001
	(in millions)
Income tax expense (benefit) at U.S. federal statutory rate	$32.5	$19.6	$(2.9)
Foreign income tax at different rates	(11.9)	(10.6)	(6.8)
Deemed dividend from Japan, net of foreign tax credit	6.2	—	—
Tax credits	(2.1)	(1.9)	(1.6)
(Benefit) from Brazil reorganization	(13.7)	—	—
State and local taxes, net of federal tax benefit	1.0	(0.1)	(3.0)
(Benefit) loss on sale of perfusion services business	—	(20.1)	11.0
Valuation allowance for loss on investment	—	13.8	—
Nondeductible goodwill	—	—	6.0
Other	1.8	(0.4)	(1.2)

Income tax expense	$13.8	$0.3	$1.5

        The Company has manufacturing operations outside the United States, primarily in Puerto Rico, Switzerland and The Dominican Republic, which benefit from reductions in local tax rates under various tax incentives.

        During 2003, the Company commenced a legal reorganization of its Brazil subsidiary to improve its balance sheet and to enhance its ability to conduct business in Brazil. Since being acquired a number of years ago, this subsidiary has incurred net operating losses primarily due to the devaluation of the local currency and interest expense incurred on inter-company debt. In addition, the reorganizing allowed the Company to recognize the accumulated losses and inter-company debt write-off under United States tax law, resulting in federal and state tax benefits of $13.7 million.

        As a result of tax law developments in 2002, the Company recorded a $20.1 million tax benefit during 2002 related to the loss on sale of its United States perfusion services business in June 2001.

        In exchange for the sale of the Novacor mechanical cardiac assist product line to WorldHeart in June 2000, the Company received WorldHeart preferred stock. In 2002, the investment in the WorldHeart preferred stock was deemed to be impaired and written down to its fair market value. Due to the uncertainty of using any potential tax benefit for the loss, a valuation allowance of $13.8 million was established.

        As of December 31, 2003, the Company has approximately $42.9 million of U.S. federal and state tax net operating losses and $17.9 million of tax credits available for carry-forward that will begin to expire in 2008 if not utilized. The Company also has approximately $54.3 million of foreign tax net operating losses available for carry-forward that will begin to expire in 2005 if not utilized and approximately $0.9 million of non-expiring tax credits that are available for carry-over. A valuation allowance of $5.7 million has been provided on certain foreign net operating losses.

        The U.S. federal income tax return filed by Edwards for the short period ended December 31, 2000 is being examined by the Internal Revenue Service. Management believes that adequate amounts of tax and related interest, if any, have been provided for any adjustments that may result for the short period ended December 31, 2000.

17.    LEGAL PROCEEDINGS

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

        On August 18, 2003, Edwards Lifesciences filed a lawsuit against Medtronic, Inc., Medtronic AVE, Cook, Inc. and W.L. Gore & Associates alleging infringement of a patent exclusively licensed to the Company. The lawsuit was filed in the United States District Court for the Northern District of California, seeking monetary damages and injunctive relief. Each of the defendants has answered and asserted various affirmative defenses and counterclaims. Discovery is proceeding.

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

18.    SEGMENT INFORMATION

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

        Geographic area data includes net sales based on product shipment destination and long-lived asset data is presented based on physical location.

	As of or for the years ended December 31,
	2003	2002	2001
	(in millions)
Net Sales by Geographic Area
United States	$384.3	$383.3	$420.8
Europe	193.5	157.3	145.4
Japan	197.9	94.8	62.0
Other countries	84.8	68.6	63.9

	$860.5	$704.0	$692.1

Net Sales by Major Product and Service Area
Cardiac Surgery	$426.6	$365.9	$329.0
Critical Care	278.8	230.3	209.9
Vascular	55.9	51.3	49.3
Perfusion	54.8	43.2	102.1
Other Distributed Products	44.4	13.3	1.8

	$860.5	$704.0	$692.1

Long-Lived Tangible Assets by Geographic Area
United States	$201.9	$187.4
Other countries	60.8	59.2

	$262.7	$246.6

19.    SUBSEQUENT EVENT

        On January 27, 2004, the Company acquired Percutaneous Valve Technologies, Inc. ("PVT") for $125.0 million in cash, plus up to an additional $30.0 million upon the achievement of key milestones through 2007. The Company expects to take an initial in-process research and development charge related to this transaction in the first quarter of 2004, estimated between $60.0 million and $90.0 million. The remainder of the purchase price will be allocated to patents involving PVT's proprietary technology. PVT, located in Fort Lee, NJ, with a subsidiary in Israel, is a leader in the development of an innovative, catheter-based (percutaneous) approach for replacing aortic heart valves. PVT's technology is a combination balloon-expandable stent technology integrated with a percutaneously delivered tissue heart valve. Unlike conventional open-heart valve replacement surgery, this less-invasive procedure is designed to be performed in a cardiac catheterization laboratory under local anesthesia.

20.    QUARTERLY FINANCIAL RESULTS AND MARKET FOR THE COMPANY'S STOCK (UNAUDITED)

	Years ended December 31
	First quarter	Second quarter	Third quarter	Fourth quarter	Total year
	(in millions, except per share data)
2003
Net sales	$212.5	$217.8	$206.1	$224.1	$860.5
Gross profit	123.4	128.2	119.2	130.3	501.1
Net income	14.5	21.1	24.5	18.9	79.0
Earnings per common share
Basic	0.25	0.36	0.41	0.32	1.34
Diluted	0.24	0.34	0.40	0.31	1.29
Market price
High	27.64	33.60	32.65	31.56	33.60
Low	24.40	26.95	25.77	26.90	24.40
2002
Net sales	$162.3	$172.8	$165.8	$203.1	$704.0
Gross profit	93.2	98.4	95.9	117.4	404.9
Net income (loss)(a)	20.8	30.6	(17.4)	21.7	55.7
Earnings (loss) per common share
Basic	0.35	0.52	(0.30)	0.37	0.94
Diluted	0.34	0.50	(0.30)	0.36	0.91
Market price
High	29.60	28.05	25.75	27.50	29.60
Low	25.00	22.18	18.40	23.81	18.40

(a)
The third quarter 2002 includes a $67.4 million pretax charge related to the impairment of the Company's investment in WorldHeart preferred stock and a $20.1 million tax benefit related to the loss on sale of its United States perfusion services business in June 2001 resulting from tax law developments and the filing of the Company's 2001 tax return.

EDWARDS LIFESCIENCES CORPORATION
VALUATION AND QUALIFYING ACCOUNTS (in millions)

		Additions
	Balance at beginning of period	Charged to costs and expenses		Charged to other accounts		Deductions from reserves (b)	Balance at end of period
Year ended December 31, 2003
Allowance for doubtful accounts and returns	$5.5	$3.9		$		$(4.3)	$5.1
Inventory reserves	9.6	3.9	(a)		—	(5.0)	8.5
Litigation reserves	4.1	1.1			(3.2)	2.0
Year ended December 31, 2002					—
Allowance for doubtful accounts and returns	4.3	5.7			—	(4.5)	5.5
Inventory reserves	9.4	4.9	(a)		1.8	(6.5)	9.6
Litigation reserves	3.4	1.4			—	(0.7)	4.1
Year ended December 31, 2001
Allowance for doubtful accounts and returns	4.5	3.6			—	(3.8)	4.3
Inventory reserves	8.3	9.1	(a)		—	(8.0)	9.4
Litigation reserves	5.4	1.5			—	(3.5)	3.4

(a)
Inventory reserves result from inventory which is obsolete, is nearing its expiration date (generally triggered at six months prior to expiration), or is damaged or slow moving (defined as quantities in excess of a two year supply).

(b)
The deductions related to allowances for doubtful accounts and returns represent accounts receivable which are written off, and product which is returned from customers. The deductions related to inventory reserves represent inventory that is disposed of or sold as part of a business transaction. The deductions related to litigation reserves represent settlements of litigation and reduced estimates of anticipated settlements.

Item 9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A    Controls and Procedures

        The Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company's disclosure controls and procedures as of December 31, 2003. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have determined that such controls and procedures are effective to ensure that information relating to the Company, including its consolidated subsidiaries, required to be disclosed in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There have been no changes in the Company's internal controls over financial reporting that were identified during the evaluation that occurred during the Company's last fiscal quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 10    Directors and Executive Officers of the Registrant

        This information required by this Item is set forth under the headings "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Executive Officers of Edwards Lifesciences" in the definitive proxy materials to be filed in connection with its 2004 Annual Meeting of Stockholders (the "Proxy Statement") (which Proxy Statement will be filed with the Securities and Exchange Commission on or before April 30, 2004). The information required by this Item to be contained in the Proxy Statement is incorporated herein by reference.

        The Company has adopted a code of ethics that applies to its principal executive officer, principal financial and accounting officer and controller. The code of ethics is posted on the Company's website, the address of which is www.edwards.com. The Company intends to include on its website any amendments to, or waivers from, a provision of its code of ethics that applies to the Company's principal executive officer, principal financial officer or controller that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K.

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

Item 12    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information contained under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the Proxy Statement is incorporated herein by reference.

Item 13    Certain Relationships and Related Transactions

        The information contained under the heading "Related Party Transactions" in the Proxy Statement is incorporated herein by reference.

Item 14    Principal Accountant Fees and Services

        The information contained under the heading "Fees Paid to Principal Accountants" in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Edwards Lifesciences Corporation (incorporated by reference to Exhibit 3.1 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended March 31, 2003, under the Securities Exchange Act of 1934)
3.2	Amended and Restated Bylaws of Edwards Lifesciences Corporation
3.3	Form of Certificate of Designation for Edwards Lifesciences Corporation Series A Junior Participating Preferred Stock (included as Exhibit A to Exhibit 4.4)
4.1
Specimen form of certificate representing Edwards Lifesciences Corporation common stock (incorporated by reference to Exhibit 4.1 in Edwards Lifesciences' Registration Statement on Form 10 (File No. 001-15525))
4.2
Indenture, dated as of May 9, 2003, by and between Edwards Lifesciences Corporation and JPMorgan Chase Bank including the form of 3.875% Convertible Senior Debenture due 2033 (incorporated by reference to Exhibit 4.1 in Edwards Lifesciences' Registration Statement on Form S-3 (File No. 333-107405))
4.3	Form of Debenture (Exhibit A to the Indenture listed above as Exhibit 4.2)
4.4
Rights Agreement, dated as of March 31, 2000 (incorporated by reference to Exhibit 4.3 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended March 31, 2003, under the Securities Exchange Act of 1934)
10.1
Form of Tax Sharing Agreement between Edwards Lifesciences Corporation and Baxter International Inc. (incorporated by reference to Exhibit 10.2 in Edwards Lifesciences' Registration Statement on Form 10 (File No. 001-15525))
10.2
Supplemental Reorganization Agreement and Amendment to Tax Sharing Agreement, dated as of July 25, 2002, by and between Baxter International Inc. and Edwards Lifesciences Corporation (incorporated by reference to Exhibit 10.34 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended September 30, 2002, under the Securities Exchange Act of 1934)
*10.3
Form of Edwards Lifesciences Corporation Change in Control Severance Agreement (incorporated by reference to Exhibit 10.4 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2000, under the Securities Exchange Act of 1934)
*10.4
Employment Agreement for Michael A. Mussallem (incorporated by reference to Exhibit 10.5 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2000, under the Securities Exchange Act of 1934)
*10.5
Promissory Note Secured by Deed of Trust for Michael A. Mussallem dated December 11, 2001 (incorporated by reference to Exhibit 10.6 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2001, under the Securities Exchange Act of 1934)
*10.6
Form of Employment Agreement (incorporated by reference to Exhibit 10.8 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended March 31, 2003, under the Securities Exchange Act of 1934)

10.7
Five Year Credit Agreement dated as of March 31, 2000, among Edwards Lifesciences Corporation, a Delaware corporation; the Swiss Borrowers; the Japanese Borrowers; the Lenders from time to time party hereto; The Chase Manhattan Bank, as Administrative Agent; Chase Manhattan International Limited, as London Agent; The Fuji Bank, Limited, as the Tokyo Agent; Bank One, N.A., as Syndication Agent; and Credit Suisse First Boston, as Documentation Agent (incorporated by reference to Exhibit 10.19 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended March 31, 2000, under the Securities Exchange Act of 1934)
*10.8
Edwards Lifesciences Corporation Severance Pay Plan (incorporated by reference to Exhibit 10.21 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended March 31, 2000, under the Securities Exchange Act of 1934)
10.9
Amendment No. 1, dated as of June 30, 2000, to the Five Year Credit Agreement dated as of March 30, 2000, among Edwards Lifesciences Corporation, a Delaware corporation; the Swiss Borrowers; the Japanese Borrowers; the Lenders from time to time party thereto; The Chase Manhattan Bank, as Administrative Agent; Chase Manhattan International Limited, as London Agent; The Fuji Bank, Limited, as the Tokyo Agent; Bank One, N.A., as Syndication Agent; and Credit Suisse First Boston, as Documentation Agent, and to the 364 Day Credit Agreement dated as of March 30, 2000, among Edwards Lifesciences Corporation, the Lenders from time to time party thereto, The Chase Manhattan Bank, as Administrative Agent, Bank One, N.A., as Syndication Agent and Credit Suisse First Boston, as Documentation Agent (incorporated by reference to Exhibit 10.23 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended June 30, 2000, under the Securities Exchange Act of 1934)
*10.10
Edwards Lifesciences Corporation Executive Option Plan (incorporated by reference to Exhibit 10.6 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended March 31, 2003, under the Securities Exchange Act of 1934)
*10.11	Edwards Lifesciences Corporation of Puerto Rico Savings and Investment Plan (incorporated by reference to Exhibit 4.3 in Edwards Lifesciences' Registration Statement on Form S-8 (File No. 333-40434))
*10.12	Edwards Lifesciences Corporation 401(k) Savings and Investment Plan (incorporated by reference to Exhibit 4.3 in Edwards Lifesciences' Registration Statement on Form S-8 (File No. 333-33056))
10.13
Amendment No. 2, dated as of March 29, 2001, to the Five Year Credit Agreement dated as of March 30, 2000 among Edwards Lifesciences Corporation, a Delaware corporation; the Swiss Borrowers; the Japanese Borrowers; the Lenders from time to time party thereto; The Chase Manhattan Bank, as Administrative Agent; Chase Manhattan International Limited, as London Agent; The Fuji Bank, Limited, as the Tokyo Agent; Bank One, N.A., as Syndication Agent; and Credit Suisse First Boston, as Documentation Agent (incorporated by reference to Exhibit 10.30 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended March 31, 2001, under the Securities Exchange Act of 1934)

10.14
Amendment No. 3, dated as of October 21, 2002, to the Five Year Credit Agreement dated as of March 30, 2000 among Edwards Lifesciences Corporation, a Delaware corporation; the Swiss Borrowers; The Japanese Borrowers; the Lenders from time to time party thereto; JPMorgan Chase Bank, as Administrative Agent; J. P. Morgan Europe Limited, as London Agent; Mizuho Corporate Bank, LTD., as the Tokyo Agent; Bank One, N.A., as Syndication Agent; and Credit Suisse First Boston, as Documentation Agent (incorporated by reference to Exhibit 10.36 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended September 30, 2002, under the Securities Exchange Act of 1934)
10.15
Receivables Purchase Agreement, dated as of December 21, 2000, by and among Edwards Lifesciences Financing LLC, a Delaware limited liability company, Edwards Lifesciences LLC, a Delaware limited liability company, Blue Ridge Asset Funding Corporation, a Delaware corporation, and Wachovia Bank, N.A. (incorporated by reference to Exhibit 10.38 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2002)
10.16
Amendment No. 1 to Receivables Purchase Agreement, dated as of February 1, 2001, by and among Edwards Lifesciences Financing LLC, a Delaware limited liability company, Edwards Lifesciences LLC, a Delaware limited liability company, Blue Ridge Asset Funding Corporation, a Delaware corporation, and Wachovia Bank, N.A. (incorporated by reference to Exhibit 10.39 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2002)
10.17
Second Amendment to Receivables Purchase Agreement, dated as of September 20, 2001, by and among Edwards Lifesciences Financing LLC, a Delaware limited liability company, Edwards Lifesciences LLC, a Delaware limited liability company, Blue Ridge Asset Funding Corporation, a Delaware corporation, the Liquidity Banks and Wachovia Bank, N.A. (incorporated by reference to Exhibit 10.40 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2002)
10.18
Third Amendment to Receivables Purchase Agreement, dated as of March 8, 2002, by and among Edwards Lifesciences Financing LLC, a Delaware limited liability company, Edwards Lifesciences LLC, a Delaware limited liability company, Blue Ridge Asset Funding Corporation, a Delaware corporation, the Liquidity Banks and Wachovia Bank, N.A. (incorporated by reference to Exhibit 10.41 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2002)
10.19
Receivables Purchase Agreement, dated December 4, 2002, by and among Edwards Lifesciences Limited, a Japanese corporation, Apreco, Inc., a Delaware corporation and Citilease Company Limited, a Japanese corporation (incorporated by reference to Exhibit 10.42 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2002)
*10.20
Long-Term Stock Incentive Compensation Program (as amended and restated as of February 20, 2003) (incorporated by reference to Exhibit 10.3 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended March 31, 2003, under the Securities Exchange Act of 1934)
*10.21
Nonemployee Directors and Consultants Stock Incentive Program (as amended and restated May 14, 2003) (incorporated by reference to Exhibit 10.9 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended June 30, 2003)
*10.22	Agreement between Edwards Lifesciences Corporation and J. Randall Nelson, dated December 2003

*10.23
2001 Employee Stock Purchase Plan for United States Employees (amended and restated as of February 20, 2003) (incorporated by reference to Exhibit 10.4 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended March 31, 2003, under the Securities Exchange Act of 1934)
*10.24
2001 Employee Stock Purchase Plan for International Employees (amended and restated as of February 20, 2003) (incorporated by reference to Exhibit 10.5 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended March 31, 2003, under the Securities Exchange Act of 1934)
*10.25	Edwards Lifesciences Corporation 2004 Incentive Plan
21.1	Subsidiaries of Edwards Lifesciences Corporation
23	Consent of Independent Accountants
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  *
  Represents management contract or compensatory plan

REPORTS ON FORM 8-K

        The Company filed or furnished three reports during the quarter ended December 31, 2003, as follows:

Date Filed or Furnished	Item No.	Description
October 20, 2003	Items 7 and 12	On October 20, 2003, the Company announced its third quarter results for the period ended September 30, 2003
October 29, 2003	Item 5	On October 29, 2003, the Company provided a description and reconciliation of certain non-GAAP financial measures
December 17, 2003	Item 5
On December 17, 2003, the Company reported it had entered into a definitive agreement for the acquisition of Percutaneous Valve Technologies, Inc. and it intended to explore strategic alternatives for its Lifepath AAA Endovascular Graft System

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDWARDS LIFESCIENCES CORPORATION
March 9, 2004	By:	/s/ MICHAEL A. MUSSALLEM Michael A. Mussallem Chairman of the Board and Chief Executive Officer

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

Signature	Title	Date
/s/ MICHAEL A. MUSSALLEM Michael A. Mussallem	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 9, 2004
/s/ CORINNE H. LYLE Corinne H. Lyle	Corporate Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 9, 2004
/s/ MIKE R. BOWLIN Mike R. Bowlin	Director	March 11, 2004
/s/ ROBERT A. INGRAM Robert A. Ingram	Director	March 11, 2004
/s/ VERNON R. LOUCKS JR. Vernon R. Loucks Jr.	Director	March 11, 2004
/s/ PHILIP M. NEAL Philip M. Neal	Director	March 11, 2004
/s/ DAVID E.I. PYOTT David E.I. Pyott	Director	March 9, 2004

QuickLinks

EDWARDS LIFESCIENCES CORPORATION Form 10-K Annual Report—2003 Table of Contents
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
  Item 8 Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE DECEMBER 31, 2003
REPORT OF INDEPENDENT AUDITORS
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
EDWARDS LIFESCIENCES CORPORATION VALUATION AND QUALIFYING ACCOUNTS (in millions)
  Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A Controls and Procedures
PART III
  Item 10 Directors and Executive Officers of the Registrant
  Item 11 Executive Compensation
  Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13 Certain Relationships and Related Transactions
  Item 14 Principal Accountant Fees and Services
PART IV
  Item 15 Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES