Form 10-Q
period 2004-03-31
EDWARDS LIFESCIENCES CORP
filed 2004-05-07
CIK 1099800

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2004
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

        The number of shares outstanding of the registrant's common stock, $1.00 par value, as of April 30, 2004, was 59,444,268.

EDWARDS LIFESCIENCES CORPORATION
FORM 10-Q

For the quarterly period ended March 31, 2004

Part I. Financial Information

Item 1. Financial Statements

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(unaudited)

(in millions, except share data)

	March 31, 2004	December 31, 2003
ASSETS
Current assets
Cash and cash equivalents	$37.9	$61.1
Accounts and other receivables, net of allowances of $5.5 and $5.1, respectively	113.5	118.5
Inventories	114.5	120.5
Deferred income taxes	9.4	11.9
Prepaid expenses and other current assets	51.4	48.2

Total current assets	326.7	360.2
Property, plant and equipment, net	203.7	209.9
Goodwill	337.7	338.2
Other intangible assets, net	153.5	81.0
Investments in unconsolidated affiliates	37.6	35.4
Deferred income taxes	29.5	59.3
Other assets	15.1	17.4

	$1,103.8	$1,101.4

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$156.4	$167.2
Long-term debt	334.5	255.8
Other long-term liabilities	42.7	43.3
Commitments and contingent liabilities
Stockholders' equity
Common stock, $1.00 par value, 350,000,000 shares authorized, 63,104,883 and 62,572,250 shares issued, 59,548,483 and 59,480,850 shares outstanding at March 31, 2004 and December 31, 2003, respectively	63.1	62.6
Additional contributed capital	471.0	463.2
Retained earnings	160.3	222.4
Accumulated other comprehensive income	(28.6)	(32.2)
Common stock in treasury, at cost, 3,556,400 and 3,091,400 shares at March 31, 2004 and December 31, 2003, respectively	(95.6)	(80.9)

Total stockholders' equity	570.2	635.1

	$1,103.8	$1,101.4

The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in millions, except per share information)

	Three Months Ended March 31,
	2004	2003
Net sales	$235.0	$212.5
Cost of goods sold	98.7	89.1

Gross profit	136.3	123.4
Selling, general and administrative expenses	76.5	71.4
Research and development expenses	21.0	19.0
Purchased in-process research and development expenses	81.0	11.8
Special charges	10.6	—
Interest expense, net	3.7	2.7
Other expense (income), net	1.1	(3.6)

(Loss) income before provision for income taxes	(57.6)	22.1
Provision for income taxes	4.5	7.6

Net (loss) income	$(62.1)	$14.5

Share information:
(Loss) earnings per share
Basic	$(1.04)	$0.25
Diluted	$(1.04)	$0.24
Weighted average number of common shares outstanding
Basic	59.6	58.8
Diluted	59.6	60.9

The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in millions)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities
Net (loss) income	$(62.1)	$14.5
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	12.9	10.8
Deferred income taxes	(0.8)	0.4
Purchased in-process research and development	81.0	11.8
Special charges	10.6	—
Other	9.9	(0.4)
Changes in operating assets and liabilities:
Accounts and other receivables, net	1.6	(14.4)
Inventories	1.2	(1.8)
Accounts payable and accrued liabilities	(9.9)	(11.7)
Prepaid expenses	(6.5)	(5.2)
Other	(1.8)	(0.8)

Net cash provided by operating activities	36.1	3.2
Cash flows from investing activities
Capital expenditures	(6.0)	(7.8)
Investments in intangible assets	(6.1)	(1.3)
Proceeds from asset dispositions	2.6	5.6
Investments in unconsolidated affiliates	(0.2)	(0.7)
Acquisition of PVT and Jomed	(122.7)	(20.0)

Net cash used in investing activities	(132.4)	(24.2)
Cash flows from financing activities
Proceeds from issuance of long-term debt	128.3	69.1
Payments on long-term debt	(50.3)	(39.5)
Purchases of treasury stock	(14.7)	(8.2)
Proceeds from stock plans	8.4	3.6
Payments relating to accounts receivable securitization, net	1.1	2.5
Other	—	(0.3)

Net cash provided by financing activities	72.8	27.2
Effect of currency exchange rate changes on cash and cash equivalents	0.3	(10.6)

Net decrease in cash and cash equivalents	(23.2)	(4.4)
Cash and cash equivalents at beginning of period	61.1	34.2

Cash and cash equivalents at end of period	$37.9	$29.8

The accompanying notes are an integral part of these
consolidated condensed financial statements.

Edwards Lifesciences Corporation

Notes to Consolidated Condensed Financial Statements

March 31, 2004

(unaudited)

1.    BASIS OF PRESENTATION

        These interim consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain reclassifications of previously reported amounts have been made to conform to classifications used in the current period including the exclusion of purchased in-process research and development from cash flows from operations.

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

	Three Months Ended March 31,
	2004	2003
Net (loss) income, as reported	$(62.1)	$14.5
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(3.5)	(4.3)

Pro forma net (loss) income	$(65.6)	$10.2

Earnings per basic share:
Reported net (loss) income	$(1.04)	$0.25
Pro forma net (loss) income	(1.10)	0.17
Earnings per diluted share:
Reported net (loss) income	$(1.04)	$0.24
Pro forma net (loss) income	(1.10)	0.17

        Pro forma compensation expense for stock options and employee stock purchase subscriptions was calculated using the Black-Scholes model. The pro forma expense for stock option grants was calculated with the following weighted-average assumptions for grants during the following periods:

	Three Months Ended March 31,
	2004	2003
Risk-free interest rate	3.0%	2.8%
Expected dividend yield	None	None
Expected volatility	42%	44%
Expected life (years)	4	5

        The pro forma expense for employee stock purchase subscriptions was calculated with the following weighted-average assumptions for grants during the following periods:

	Three Months Ended March 31,
	2004	2003
Risk-free interest rate	1.5%	1.5%
Expected dividend yield	None	None
Expected volatility	41%	42%
Expected life (years)	1	1

2.    PURCHASED IN PROCESS RESEARCH AND DEVELOPMENT EXPENSE

        On January 27, 2004, the Company acquired Percutaneous Valve Technologies, Inc. ("PVT"), a development stage company, for $125.0 million in cash, net of cash acquired, plus up to an additional $30.0 million upon the achievement of key milestones through 2007. Included in PVT's technology is a catheter-based (percutaneous) approach for replacing aortic heart valves, a proprietary percutaneously delivered balloon-expandable stent technology integrated with a tissue heart valve. Unlike conventional open-heart valve replacement surgery, this less invasive procedure can be performed under local anesthesia and would be a breakthrough for patients who are not candidates for surgery. The PVT aortic heart valve is currently being used in compassionate cases in Europe, and the clinical results from the patients to date have generated valuable feasibility data. It has been demonstrated that a heart valve can be successfully deployed and anchored using a catheter-based system. The Company is expecting to obtain a CE mark in Europe by the end of 2005. The U.S. regulatory path for this valve will consist of filing for a Humanitarian Device Exemption (HDE). Upon approval, the Company will be able to offer this device to as many as 4,000 patients per year. Broader U.S. commercialization is expected to begin with the submission of an IDE by the end of the second quarter of 2004 followed by the commencement of a pivotal trial in 2005, which should result in PMA approval by the end of 2007. The risks and uncertainties associated with completing development within a reasonable period of time include those related to the design, development and manufacturability of the product, the success of animal and clinical studies and the timing of European and United States regulatory approvals.

        The fair market value of the net assets acquired consisted primarily of patents of $72.4 million that are being amortized over their estimated economic life of 11 years, and a deferred tax liability related to the patents of $28.1 million. Approximately $81.0 million of the purchase price has been charged to in-process research and development. The value of the in-process research and development was calculated using cash flow projections discounted for the risk inherent in such projects. The discount rate used was 25%. The valuation assumed approximately $20.9 million of additional research and development expenditures would be incurred prior to the date of product introduction. In the valuation, net cash inflows were forecasted to commence in 2007.

        On February 18, 2003, the Company acquired the endovascular mitral valve repair program of Jomed N.V., a European-based provider of products for minimally invasive vascular intervention, for $20.0 million in cash. The acquisition included all technology and intellectual property associated with the program. At the acquisition date, the program, which was less than 50% complete, was involved in testing proprietary prototypes prior to initiating required animal studies and human clinicals. Additional design improvements, bench testing, animal studies and human clinical studies must be successfully completed prior to selling the product in Europe (expected in 2005) and in the United States (expected in 2006). The risks and uncertainties associated with completing development within a reasonable period of time include those related to the design, development and manufacturability of the product, the success of animal and clinical studies and the timing of European and United States regulatory approvals. The fair market value of the assets acquired consisted primarily of patents that are being amortized over their estimated economic life of 17 years. Approximately $11.8 million of the purchase price was charged to in-process research and development. The value of the in-process research and development was calculated using cash flow projections discounted for the risk inherent in such projects. The discount rate used was 30%. The valuation assumed approximately $20 million of additional research and development expenditures would be incurred prior to the date of product introduction. In the valuation, material net cash inflows were forecasted to commence in 2008.

3.    SPECIAL CHARGES

        Due to a re-prioritization of the Company's investment initiatives, the Company decided during the quarter ended March 31, 2004 to discontinue its sales effort of its Lifepath AAA endovascular graft program. Edwards Lifesciences recorded a special charge of $8.4 million primarily related to inventory and contractual clinical obligations.

        The Company also decided, during the quarter ended March 31, 2004, to discontinue certain lower margin cardiology products in Japan later in the year. A charge of $2.2 million was recorded primarily related to other non-productive assets.

4.    INVENTORIES

        Inventories consisted of the following (in millions):

	March 31, 2004	December 31, 2003
Raw materials	$19.9	$20.4
Work in process	19.2	16.7
Finished products	75.4	83.4

	$114.5	$120.5

5.    GOODWILL AND OTHER INTANGIBLE ASSETS

        Other intangible assets subject to amortization consisted of the following (in millions):

March 31, 2004	Patents	Unpatented Technology	Other	Total
Cost	$188.2	$36.3	$19.1	$243.6
Accumulated amortization	(67.6)	(18.6)	(3.9)	(90.1)

Net carrying value	$120.6	$17.7	$15.2	$153.5

December 31, 2003
Cost	$116.9	$36.3	$14.3	$167.5
Accumulated amortization	(64.8)	(18.0)	(3.7)	(86.5)

Net carrying value	$52.1	$18.3	$10.6	$81.0

        Amortization expense related to other intangible assets was $3.6 million and $2.2 million for the quarters ended March 31, 2004 and 2003, respectively. Estimated amortization expense for each of the years ending December 31 is as follows (in millions):

2004	$16.4
2005	16.9
2006	16.9
2007	16.9
2008	16.9

        In 2003, the Company purchased technology and intellectual property from Embol-X Inc., which resulted in $4.4 million of goodwill. During the three months ended March 31, 2004, the Company made an adjustment to the originally recorded purchase price, which resulted in a decrease to goodwill of $0.5 million.

6.    DEFINED BENEFITS PLANS

        The components of net periodic benefit costs for the quarter ended March 31, 2004 and 2003, are as follows (in millions):

	Three Months Ended March 31,
	2004	2003
Service cost	$0.7	$0.8
Expected employee contributions	(0.1)	(0.1)
Interest cost	0.5	0.6
Expected return on plan assets	(0.5)	(0.4)
Amortization of prior service cost and other	0.1	0.2

Net periodic pension benefit cost	$0.7	$1.1

        The Company paid $0.9 million of employer contributions during the three months ended March 31, 2004. The Company expects to pay a total of $3.4 million of employer contributions during the year ended December 31, 2004.

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

8.    COMPREHENSIVE (LOSS) INCOME

        Reconciliation of net (loss) income to comprehensive (loss) income is as follows (in millions):

	Three Months Ended March 31,
	2004	2003
Net (loss) income	$(62.1)	$14.5
Other comprehensive (loss) income:
Currency translation adjustments, net of tax	(1.7)	(4.1)
Unrealized net gain (loss) on investments in unconsolidated affiliates, net of tax	1.1	(0.4)
Unrealized net gain (loss) on cash flow hedges, net of tax	4.2	(2.4)

Comprehensive (loss) income	$(58.5)	$7.6

9.    EARNINGS PER SHARE

        Basic earnings per share is computed by dividing net income (loss) by the weighted average common shares outstanding during a period. Diluted earning per share is based on the treasury stock method and is computed by dividing net income by the weighted average common shares and common share equivalents outstanding during the periods presented assuming the exercise of all the in-the money stock options. Common shares have been excluded where their inclusion would be anti-dilutive. A reconciliation of the shares used in the basic and diluted per share computations is as follows (in millions):

	Three Months Ended March 31,
	2004	2003
Basic shares outstanding	59.6	58.8
Dilutive effect of employee stock options	—	2.1

Diluted shares outstanding	59.6	60.9

        As the Company incurred a net loss for the three months ended March 31, 2004, diluted earnings per share excludes 2.3 million weighted average shares of common stock equivalents as the effect is anti-dilutive. Diluted earnings per shares excludes 0.3 million and 2.5 million shares related to options for the three months ended March 31, 2004 and 2003, respectively, as the exercise price per share was greater than the average market price, resulting in an anti-dilutive effect. The effect of approximately 2.7 million common shares relating to the $150.0 million convertible debentures due 2033 has been excluded from the computation of diluted earnings per share for the three months ended March 31, 2004 because none of the conditions that would permit the debentures to be converted to the common shares had been satisfied.

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

        Geographic area data includes net sales, based on product shipment destination, and tangible long-lived asset data, based upon physical location.

        Beginning in January 2004, the Company recategorized its product lines. For comparison purposes, reclassifications have been made to prior year data.

	Three Months Ended March 31,
	2004	2003
	(in millions)
Net Sales by Geographic Area
United States	$104.5	$97.0
Europe	56.9	47.2
Japan	50.7	49.1
Other countries	22.9	19.2

	235.0	$212.5

Net Sales by Major Product Lines
Heart Valve Therapy	$106.0	$91.6
Critical Care	75.1	66.4
Cardiac Surgery Systems	27.0	29.5
Vascular	15.0	13.8
Other Distributed Products	11.9	11.2

	$235.0	$212.5

	March 31, 2004	December 31, 2003
	(in millions)
Long-Lived Tangible Assets by Geographic Area
United States	$188.9	$201.9
Other countries	67.5	60.8

	$256.4	$262.7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends the forward-looking statements contained in this report to be covered by the safe harbor provisions of such Acts. All statements other than statements of historical fact in this report or referred to or incorporated by reference into this report are "forward-looking statements" for purposes of these sections. These statements include, among other things, any predictions of earnings, revenues, expenses or other financial items, any statements of plans, strategies and objectives of management for future operations, any statements concerning the Company's future operations, financial conditions and prospects, and any statement of assumptions underlying any of the foregoing. These statements can sometimes be identified by the use of the forward-looking words such as "may," "believe," "will," "expect," "project," "estimate," "should," "anticipate," "plan," "continue," "seek," "pro forma," "forecast," or "intend" or other similar words or expressions of the negative thereof. Investors are cautioned not to unduly rely on such forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause the Company's future business, financial condition, results of operations, or performance to differ materially from the Company's historical results or those expressed in any forward-looking statements contained in this report. Investors should carefully review the information contained in, or incorporated by reference into, the Company's annual report on Form 10-K for the year ended December 31, 2003.

Overview

        Edwards Lifesciences is a global provider of products and technologies that are designed to treat advanced cardiovascular disease. Edwards Lifesciences focuses on providing products and technologies to address specific cardiovascular opportunities: heart valve disease; peripheral vascular disease; and critical care technologies.

        The products and services provided by Edwards Lifesciences to treat cardiovascular disease are categorized into five main areas: Heart Valve Therapy; Critical Care; Cardiac Surgery Systems; Vascular; and Other Distributed Products.

        Edwards Lifesciences' heart valve therapy portfolio is comprised of tissue heart valves and heart valve repair products. A pioneer in the development and commercialization of heart valve products, Edwards Lifesciences is the world's leading manufacturer of tissue heart valves and repair products used to replace or repair a patient's diseased or defective heart valve. In the critical care area, Edwards Lifesciences is a world leader in hemodynamic monitoring systems used to measure a patient's heart function, and also provides central venous access products for fluid and drug delivery. The cardiac surgery systems portfolio comprises a diverse line of products for use during cardiac surgery including oxygenators, blood containers, filters and other disposable products used during cardiopulmonary bypass procedures, cannula and transmyocardial revascularization ("TMR"). Edwards Lifesciences' vascular portfolio includes a line of balloon catheter-based products, surgical clips and inserts, angioscopy equipment, artificial implantable grafts, and stents used in the treatment of peripheral vascular disease. Lastly, other distributed products include sales of intra-aortic balloon pumps, pacemakers, angioplasty systems and other products sold primarily though the Company's distribution network in Japan.

Results of Operations

  Net Sales Trends

        The following is a summary of United States and international net sales (dollars in millions):

	Three Months Ended March 31,
			Percent Change
	2004	2003
United States	$104.5	$97.0	7.7%
International	130.5	115.5	13.0%

Total net sales	$235.0	$212.5	10.6%

        The increase in net sales in the United States for the three months ended March 31, 2004 were due primarily to increased sales in heart valve therapy and critical care products.

        The increase in international net sales was due primarily to the following:

  •
  foreign currency exchange rate fluctuations which increased international net sales by $15.2 million (primarily the strengthening of the Euro and the Japanese yen against the U.S. dollar);

  •
  heart valve therapy products increased net sales by 4.1 percentage points;

  •
  the net sales growth was partially offset by a decrease in net sales by $3.2 million due to the sale of the Company's German perfusion services subsidiary in July 2003; and

  •
  decreased sales in cardiac surgery products.

        The impact of foreign currency exchange rate fluctuations on net sales would not necessarily be indicative of the impact on net income due to the corresponding effect of foreign currency exchange rate fluctuations on international manufacturing and operating costs, and Edwards Lifesciences' hedging activities.

  Net Sales by Product Line

        The following table is a summary of net sales by product line (dollars in millions):

	Three Months Ended March 31,
			Percent Change
	2004	2003
Heart Valve Therapy	$106.0	$91.6	15.7%
Critical Care	75.1	66.4	13.1%
Cardiac Surgery Systems	27.0	29.5	(8.5)%
Vascular	15.0	13.8	8.7%
Other Distributed Products	11.9	11.2	6.3%

Total net sales	$235.0	$212.5	10.6%

  Heart Valve Therapy

        The net sales growth of heart valve therapy products for the three months ended March 31, 2004 resulted primarily from the following:

  •
  currency exchange rate fluctuations increased net sales by $5.4 million (primarily the strengthening of the Euro and Japanese yen against the U.S. dollar); and

  •
  pericardial valves increased net sales by 9.5 percentage points.

        As the Perimount Magna and the other recently introduced products have been well received, management expects that its heart valve therapy products will grow approximately 10% in 2004.

  Critical Care

        The net sales growth of critical care products for the three months ended March 31, 2004 resulted primarily from the following:

  •
  currency exchange rate fluctuations increased net sales by $5.2 million (primarily the strengthening of the Euro and the Japanese yen against the U.S. dollar); and

  •
  pressure monitoring products increased net sales by 3.2 percentage points.

        Critical care products have been, and are expected to be, significant contributors to the Company's total sales.

  Cardiac Surgery Systems

        The net sales decrease of cardiac surgery systems for the three months ended March 31, 2004 resulted primarily from the following:

  •
  sale of the German perfusion services subsidiary in June 2003 decreased net sales by $3.2 million;

  •
  perfusion products decreased sales by 4.3 percentage points;

  •
  Novacor products decreased sales by 4.1 percentage points; and

  •
  net sales decreases were partially offset by currency exchange rate fluctuations, which increased net sales by $2.3 million (primarily the strengthening of the Euro and Japanese yen against the U.S. dollar); and

  •
  TMR products increased net sales by 1.8 percentage points.

        During the quarter ended March 31, 2004, the Company transferred manufacturing and on-going product development of its Optimaze laser system for treating atrial fibrillation to a focused third-party organization that specializes in laser technologies. The Company expects to begin first human use of these products in the third quarter of 2004.

  Vascular

        The net sales growth of vascular products for the three months ended March 31, 2004 resulted primarily from currency exchange rate fluctuations, which increased net sales by $1.1 million (primarily the strengthening of the Euro against the U.S. dollar).

        Management has decided to discontinue the Lifepath AAA program effective June 30, 2004. This decision will enable the Company to focus its resources on other technologies that can have a more meaningful impact on the Company's future growth and profitability.

        While sales of the Company's LifeStent peripheral stents were minimal this quarter, the introduction is progressing well in both the U.S. and Europe, and management continues to anticipate completing the launch of the full product line in the third quarter.

  Other Distributed Products

        The net sales for the three months ended March 31, 2004 increased primarily due to the impact of currency exchange rate fluctuations. Management has decided to discontinue sales in Japan of certain lower margin distributed cardiology products effective September 2004.

  Gross Profit

	Three Months Ended March 31,
	2004	2003	Change
Gross profit as a percentage of net sales	58.0%	58.1%	(0.1)%

        Gross profit as a percentage of net sales for the three months ended March 31, 2004 decreased slightly compared to the same period in the prior year due primarily to the unfavorable impact of foreign currency rate fluctuations, offset by the favorable impact of higher manufacturing volumes and the absence of low margin businesses.

  Selling, General and Administrative (SG&A) Expenses

        (dollars in millions)

	Three Months Ended March 31,
	2004	2003	Change
SG&A expenses	$76.5	$71.4	$5.1
SG&A expenses as a percentage of net sales	32.6%	33.6%	(1.0)%

        The increase in selling, general and administrative expenses for the three months ended March 31, 2004 is due primarily to the impact of foreign currency rate fluctuations. The decrease in selling, general and administrative expenses as a percentage of net sales is primarily due to improved heart valve therapy product sales, and the increased investment in U.S. sales and marketing being offset by the cost reductions made in the third quarter of 2003.

  Research and Development Expenses

        (dollars in millions)

	Three Months Ended March 31,
	2004	2003	Change
Research and development expenses	$21.0	$19.0	$2.0
Research and development expenses as a percentage of net sales	8.9%	8.9%	—

        The increase in research and development expenses for the three months ended March 31, 2004 resulted primarily from the amortization of intangibles and increased spending related to Percutaneous Valve Technologies, Inc. ("PVT").

        Research and development expenses as a percentage of net sales remained unchanged compared to the same period in the prior year due primarily to the favorable impact of foreign currency rate fluctuations on sales offset by the amortization and additional research and development spending related to PVT.

  Purchased in-process Research and Development Expenses

        On January 27, 2004, the Company acquired PVT, a development stage company, for $125.0 million in cash, net of cash acquired, plus up to an additional $30.0 million upon the achievement of key milestones through 2007. Included in PVT's technology is a catheter-based (percutaneous) approach for replacing aortic heart valves, a proprietary percutaneously delivered balloon-expandable stent technology integrated with a tissue heart valve. Unlike conventional open-heart valve replacement surgery, this less invasive procedure can be performed under local anesthesia and would be a breakthrough for patients who are not candidates for surgery. The PVT aortic heart valve is currently being used in compassionate cases in Europe, and the clinical results from the patients to date have generated valuable feasibility data. It has been demonstrated that a heart valve can be successfully deployed and anchored using a catheter-based system. The Company is expecting to obtain a CE mark in Europe by the end of 2005. The U.S. regulatory path for this valve will consist of filing for a Humanitarian Device Exemption (HDE). Upon approval, the Company will be able to offer this device to as many as 4,000 patients per year. Broader U.S. commercialization is expected to begin with the submission of an IDE by the end of the second quarter of 2004 followed by the commencement of a pivotal trial in 2005, which should result in PMA approval by the end of 2007. The risks and uncertainties associated with completing development within a reasonable period of time include those related to the design, development and manufacturability of the product, the success of animal and clinical studies and the timing of European and United States regulatory approvals.

        The fair market value of the net assets acquired consisted primarily of patents of $72.4 million that are being amortized over their estimated economic life of 11 years, and a deferred tax liability related to the patents of $28.1 million. Approximately $81.0 million of the purchase price has been charged to in-process research and development. The value of the in-process research and development was calculated using cash flow projections discounted for the risk inherent in such projects. The discount rate used was 25%. The valuation assumed approximately $20.9 million of additional research and development expenditures would be incurred prior to the date of product introduction. In the valuation, net cash inflows were forecasted to commence in 2007.

        On February 18, 2003, the Company acquired the endovascular mitral valve repair program of Jomed N.V., a European-based provider of products for minimally invasive vascular intervention, for $20.0 million in cash. The acquisition included all technology and intellectual property associated with the program. At the acquisition date, the program, which was less than 50% complete, was involved in testing proprietary prototypes prior to initiating required animal studies and human clinicals. Additional design improvements, bench testing, animal studies and human clinical studies must be successfully completed prior to selling the product in Europe (expected in 2005) and in the United States (expected in 2006). The risks and uncertainties associated with completing development within a reasonable period of time include those related to the design, development and manufacturability of the product, the success of animal and clinical studies and the timing of European and United States regulatory approvals. The fair market value of the assets acquired consisted primarily of patents that are being amortized over their estimated economic life of 17 years. Approximately $11.8 million of the purchase price was charged to in-process research and development. The value of the in-process research and development was calculated using cash flow projections discounted for the risk inherent in such projects. The discount rate used was 30%. The valuation assumed approximately $20 million of additional research and development expenditures would be incurred prior to the date of product introduction. In the valuation, material net cash inflows were forecasted to commence in 2008.

  Special Charges

        Due to a re-prioritization of the Company's investment initiatives, the Company decided during the quarter ended March 31, 2004 to discontinue its sales effort of its Lifepath AAA endovascular graft program. Edwards Lifesciences recorded a special charge of $8.4 million primarily related to inventory and contractual clinical obligations.

        The Company also decided, during the quarter ended March 31, 2004, to discontinue certain lower margin cardiology products in Japan later in the year. A charge of $2.2 million was recorded primarily related to other non-productive assets.

  Interest Expense, net

        Interest expense, net was $3.7 million and $2.7 million for the three months ended March 31, 2004 and 2003, respectively. The increase for the three months ended March 31, 2004 resulted primarily from a higher average debt balance largely due to the PVT acquisition.

  Other Expense (Income), net

        The following is a summary of other expense (income), net (in millions):

	Three Months Ended March 31,
	2004	2003
Foreign exchange loss (gain), net	0.5	(5.6)
Asset dispositions and write-downs, net	—	0.8
Accounts receivable securitization costs	0.2	0.4
Other	0.4	0.8

	1.1	(3.6)

        The net foreign exchange gain for the three months ended March 31, 2003 relates primarily to global trade and intercompany receivable and payable balances, which benefited from the impact of strengthening Euro and Japanese yen exchange rates relative to the U.S. dollar.

  Provision for Income Taxes

        The effective income tax rates were (7.9%) and 34.4% for the three months ended March 31, 2004 and March 31, 2003, respectively. Several unusual items impacted the tax provision and the effective tax rates as follows:

	Three Months Ended March 31,
	2004	2003
Provision for income taxes, as reported	$4.5	$7.6
Tax benefit from in-process research and development	0.6	1.2
Tax benefit from discontinuation of business	3.7	—
Other	—	0.1

Provision for income taxes, excluding unusual items	$8.8	$8.9

Effective income tax rate, as adjusted	26%	26%

Liquidity and Capital Resources

        The Company's sources of cash liquidity include cash on hand and cash equivalents, amounts available under credit facilities, accounts receivable securitization facilities and cash from operations. The Company believes that these sources are sufficient to fund the current requirements of working capital, capital expenditures and other financial commitments. The Company further believes that it has the financial flexibility to attract long-term capital to fund short-term and long-term growth objectives. However, no assurances can be given that such long-term capital will be available to Edwards Lifesciences on favorable terms, or at all.

        As of March 31, 2004, the Company had an unsecured revolving credit agreement ("Five Year Credit Facility"), expiring on March 30, 2005, which provides up to an aggregate of $430.0 million in one-to six-month borrowings in multiple currencies. All amounts outstanding under the Five Year Credit Facility have been classified as long-term obligations as it is management's intent to renew the long-term credit agreement and there is no reason for management to believe that it will not be able to complete such transaction. As of March 31, 2004, borrowings of $184.4 million were outstanding under the Five Year Credit Facility. The credit facility contains various financial and other covenants, all of which the Company was in compliance with at March 31, 2004. The Company's other credit agreement, which provided for borrowings up to an aggregate of $100.0 million, expired on March 25, 2004. Management did not renew such credit agreement.

        The Company has two securitization programs whereby certain subsidiaries in the United States and Japan sell, without recourse, on a continuous basis, an undivided interest in certain eligible pools of trade accounts receivable. As of March 31, 2004, the Company had sold a total of $91.8 million of trade accounts receivable and received funding of $78.4 million. One of the securitization programs expires on December 21, 2004, and the other expires on December 3, 2005.

        At March 31, 2004, there have been no material changes in the Company's significant contractual obligations and commercial commitments as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2003.

        Cash flows provided by operating activities for the three months ended March 31, 2004 increased $32.9 million from the same period a year ago due primarily to:

  •
  higher earnings in 2004 adjusted for non-operating cash flows;

  •
  a cash settlement from favorable patent litigation; and

  •
  increased net cash flows from receivables, payables and accrued liabilities.

        Cash flows used in investing activities for the three months ended March 31, 2004 increased $108.2 million due primarily to the acquisition of PVT in 2004 compared to the acquisition of Jomed in 2003.

        Cash provided by financing activities for the three months ended March 31, 2004 increased $45.6 million primarily due to financing of the PVT acquisition and higher cash from employee stock plans, offset by increased payments to pay down long term debt and increased purchases of treasury stock. During the three months ended March 31, 2004, the Company repurchased 0.5 million shares at an aggregate cost of $14.7 million.

Critical Accounting Policies

        The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to the Company's critical accounting policies which the Company believes could have the most significant effect on the Company's reported results and require subjective or complex judgments by management is contained on pages 35-39 in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of

the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Management believes that at March 31, 2004, there has been no material change to this information.

New Accounting and Disclosure Standards Adopted

        In January 2003, the FASB issued and in December 2003, revised, FASB Interpretation No. 46 "Consolidation of Variable Interest Entities—an interpretation of ARB No. 51." This interpretation addresses consolidation by business enterprises of variable interest entities, which have certain characteristics. The effective date of this interpretation varies based on certain criteria and is effective for the Company beginning in the quarter ended March 31, 2004. The Company has determined that it has no variable interest entities, as defined under this standard. Therefore, the adoption of this standard did not have a material impact on the Company's consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

  Interest Rate Risk

        For a complete discussion of the Company's exposure to interest rate risk, refer to Item 7A "Quantitative and Qualitative Disclosures About Market Risk" on pages 40-43 the Company's Annual Report on Form 10-K for the year ended December 31, 2003. There have been no significant changes from the information discussed therein.

  Currency Risk

        For a complete discussion of the Company's exposure to foreign currency risk, refer to Item 7A "Quantitative and Qualitative Disclosures About Market Risk" on pages 40-43 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003. There have been no significant changes from the information discussed therein.

  Credit Risk

        For a complete discussion of the Company's exposure to credit risk, refer to Item 7A "Quantitative and Qualitative Disclosures About Market Risk" on pages 40-43 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003. There have been no significant changes from the information discussed therein.

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

        At March 31, 2004, the Company had $37.6 million of investments in equity securities and had recorded unrealized gains of $5.0 million and unrealized losses of $4.4 million on these investments in "Accumulated Other Comprehensive Income," net of tax. Management considers these temporary in nature based upon its evaluation of the above-mentioned criteria. Should these companies experience a decline in financial condition or fail to meet certain development milestones, the decline in the investments' values may be considered other than temporary and impairment charges may be necessary.

Item 4. Controls and Procedures

        The Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company's disclosure controls and procedures as of March 31, 2004. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have determined that such controls and procedures are effective to ensure that information relating to the Company, including its consolidated subsidiaries, required to be disclosed in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There have been no changes in the Company's internal controls over financial reporting that were identified during the evaluation that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	(a) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Month ended January 31, 2004	—	—	—	908,600
Month ended February 29, 2004	121,100	$32.40	121,100	787,500
Month ended March 31, 2004	343,900	$31.31	343,900	443,600

Total	465,000	$31.60	465,000	443,600

(a)
On May 6, 2003, the Company announced that the Board of Directors approved a stock repurchase program authorizing the Company to purchase on the open market and in privately negotiated transactions up to 2.0 million shares of the Company's common stock through December 31, 2005.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits
Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto and include the following:
	31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)
Reports on Form 8-K

        The Company filed or furnished four reports during the quarter ended March 31, 2004, as follows:

Date Filed or Furnished	Item No.	Description
January 16, 2004	Items 5 and 7	On January 16, 2004, the Company announced the conclusion of a dispute resolution proceeding with Baxter International Inc.
February 3, 2004	Items 5 and 12	On February 3, 2004, the Company reported its financial results for the fourth quarter of 2003 and the year ended December 31, 2003.
February 6, 2004	Items 2 and 7	On February 6, 2004, the Company announced its acquisition of Percutaneous Valve Technologies, Inc.
February 26, 2004	Item 9
On February 26, 2004, the Company reported that for a period through early May 2004, several of its ten executive officers planned to sell a small percentage of their Edwards holdings primarily to satisfy personal loans undertaken as part of a stock incentive program offered in 1999 to certain employees of the Company's former parent, Baxter International Inc.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDWARDS LIFESCIENCES CORPORATION (Registrant)
Date: May 6, 2004	By:	/s/ CORINNE H. LYLE Corinne H. Lyle Corporate Vice President, Chief Financial Officer and Treasurer (Chief Accounting Officer)

EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

Exhibit No.	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

TABLE OF CONTENTS
Part I. Financial Information
  Item 1. Financial Statements
EDWARDS LIFESCIENCES CORPORATION CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited) (in millions, except share data)
EDWARDS LIFESCIENCES CORPORATION CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (unaudited) (in millions, except per share information)
EDWARDS LIFESCIENCES CORPORATION CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited) (in millions)
Edwards Lifesciences Corporation Notes to Consolidated Condensed Financial Statements March 31, 2004 (unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION