Form 10-Q
period 2004-06-30
EDWARDS LIFESCIENCES CORP
filed 2004-08-06
CIK 1099800

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2004
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

        The number of shares outstanding of the registrant's common stock, $1.00 par value, as of July 30, 2004, was 59,702,165.

EDWARDS LIFESCIENCES CORPORATION
FORM 10-Q
For the quarterly period ended June 30, 2004

Part I. Financial Information

Item 1. Financial Statements

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(unaudited)

(in millions, except share data)

	June 30, 2004	December 31, 2003
ASSETS
Current assets
Cash and cash equivalents	$40.0	$61.1
Accounts and other receivables, net of allowances of $5.2 and $5.1, respectively	110.1	118.5
Inventories	119.5	120.5
Deferred income taxes	8.0	11.9
Prepaid expenses and other current assets	55.7	48.2

Total current assets	333.3	360.2
Property, plant and equipment, net	193.5	209.9
Goodwill	337.7	338.2
Other intangible assets, net	150.9	81.0
Investments in unconsolidated affiliates	26.7	35.4
Deferred income taxes	31.2	59.3
Other assets	16.3	17.4

	$1,089.6	$1,101.4

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$156.0	$167.2
Long-term debt	312.8	255.8
Other long-term liabilities	34.6	43.3
Commitments and contingencies
Stockholders' equity
Common stock, $1.00 par value, 350,000,000 shares authorized, 63,700,669 and 62,572,250 shares issued, 59,799,569 and 59,480,850 shares outstanding at June 30, 2004 and December 31, 2003, respectively	63.7	62.6
Additional contributed capital	481.3	463.2
Retained earnings	185.8	222.4
Accumulated other comprehensive income	(37.3)	(32.2)
Common stock in treasury, at cost, 3,901,100 and 3,091,400 shares at June 30, 2004 and December 31, 2003, respectively	(107.3)	(80.9)

Total stockholders' equity	586.2	635.1

	$1,089.6	$1,101.4

The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in millions, except per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	$234.6	$217.8	$469.6	$430.3
Cost of goods sold	92.4	89.6	191.1	178.7

Gross profit	142.2	128.2	278.5	251.6
Selling, general and administrative expenses	81.0	75.8	157.5	147.2
Research and development expenses	20.7	18.0	41.7	37.0
Purchased in-process research and development expenses	—	—	81.0	11.8
Special charges	1.7	3.3	12.3	3.3
Interest expense, net	3.6	3.5	7.3	6.2
Other expense (income), net	1.1	(1.4)	2.2	(5.0)

Income (loss) before provision for income taxes	34.1	29.0	(23.5)	51.1
Provision for income taxes	8.6	7.9	13.1	15.5

Net income (loss)	$25.5	$21.1	$(36.6)	$35.6

Share information:
Earnings (loss) per share:
Basic	$0.43	$0.36	$(0.61)	$0.60
Diluted	$0.41	$0.34	$(0.61)	$0.58
Weighted average number of common shares outstanding:
Basic	59.5	59.0	59.6	58.9
Diluted	62.1	61.4	59.6	61.1

The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in millions)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities
Net (loss) income	$(36.6)	$35.6
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	25.8	22.1
Deferred income taxes	0.7	8.3
Purchased in-process research and development	81.0	11.8
Special charges	12.3	3.3
Other	11.1	5.5
Changes in operating assets and liabilities:
Accounts and other receivables, net	(0.2)	(10.6)
Inventories	(6.6)	(6.9)
Accounts payable and accrued liabilities	(4.2)	(12.3)
Prepaid expenses	(15.1)	(11.3)
Other	(3.4)	(6.2)

Net cash provided by operating activities	64.8	39.3
Cash flows from investing activities
Capital expenditures	(14.9)	(18.0)
Investments in intangible assets	(7.1)	(9.1)
Investments in unconsolidated affiliates	(0.6)	(0.9)
Acquisition of PVT and Jomed	(122.7)	(20.0)
Proceeds from asset dispositions	2.6	5.6
Proceeds from sale of business	2.9	—

Net cash used in investing activities	(139.8)	(42.4)
Cash flows from financing activities
Proceeds from issuance of long-term debt	157.1	242.1
Payments on long-term debt	(98.2)	(187.6)
Purchases of treasury stock	(26.5)	(36.6)
Proceeds from stock plans	19.1	23.5
Proceeds (payments) relating to accounts receivable securitization, net	4.6	(0.2)
Other	(1.5)	(4.4)

Net cash provided by financing activities	54.6	36.8
Effect of currency exchange rate changes on cash and cash equivalents	(0.7)	(17.2)

Net (decrease) increase in cash and cash equivalents	(21.1)	16.5
Cash and cash equivalents at beginning of period	61.1	34.2

Cash and cash equivalents at end of period	$40.0	$50.7

The accompanying notes are an integral part of these
consolidated condensed financial statements.

Edwards Lifesciences Corporation

Notes to Consolidated Condensed Financial Statements

June 30, 2004

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

        The Company applies the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its fixed stock option and employee stock purchase plans. In accordance with this intrinsic value method, no compensation expense is recognized for these plans. The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss), as reported	$25.5	$21.1	$(36.6)	$35.6
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(3.9)	(3.8)	(7.4)	(8.1)

Pro forma net income (loss)	$21.6	$17.3	$(44.0)	$27.5

Earnings per basic share:
Reported net income (loss)	$0.43	$0.36	$(0.61)	$0.60
Pro forma net income (loss)	$0.36	$0.29	$(0.74)	$0.47
Earnings per diluted share:
Reported net income (loss)	$0.41	$0.34	$(0.61)	$0.58
Pro forma net income (loss)	$0.35	$0.28	$(0.74)	$0.45

        Pro forma compensation expense for stock options and employee stock purchase subscriptions was calculated using the Black-Scholes model. The pro forma expense for stock option grants was calculated with the following weighted-average assumptions for grants during the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Risk-free interest rate	3.7%	2.6%	3.4%	2.6%
Expected dividend yield	None	None	None	None
Expected volatility	40.7%	41.4%	41.0%	41.5%
Expected life (years)	4	4	4	4

        The pro forma expense for employee stock purchase subscriptions was calculated with the following weighted-average assumptions for grants during the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Risk-free interest rate	1.4%	1.3%	1.5%	1.3%
Expected dividend yield	None	None	None	None
Expected volatility	41.0%	43.0%	41.0%	43.0%
Expected life (years)	1	1	1	1

2.    PURCHASED IN PROCESS RESEARCH AND DEVELOPMENT EXPENSE

        On January 27, 2004, the Company acquired Percutaneous Valve Technologies, Inc. ("PVT"), a development stage company, for $125.0 million in cash, net of cash acquired, plus up to an additional $30.0 million upon the achievement of key milestones through 2007. Included in PVT's technology is a catheter-based (percutaneous) approach for replacing aortic heart valves, a proprietary percutaneously delivered balloon-expandable stent technology integrated with a tissue heart valve. Unlike conventional open-heart valve replacement surgery, this less-invasive procedure can be performed under local anesthesia and would be a breakthrough for patients who are not candidates for surgery.

        At the time of the acquisition, the PVT aortic heart valve was being used in compassionate cases in Europe, and the clinical results from the patients to date had generated valuable feasibility data. It had been demonstrated that a heart valve could be successfully deployed and anchored using a catheter-based system. At the time of the acquisition, the Company was expecting to obtain a CE mark in Europe by the end of 2005. The U.S. regulatory path for this valve would consist of filing for a Humanitarian Device Exemption (HDE). Upon approval, the Company would be able to offer this device to as many as 4,000 patients per year. Broader U.S. commercialization was expected to begin with the submission of an Investigational Device Exemption (IDE) by the end of the second quarter of 2004 followed by the commencement of a pivotal trial in 2005, which could result in pre-market approval (PMA) by the end of 2007. The risks and uncertainties associated with completing development within a reasonable period of time included those related to the design, development and manufacturability of the product, the success of pre-clinical and clinical studies and the timing of European and United States regulatory approvals.

        The fair market value of the net assets acquired consisted primarily of patents of $72.4 million that are being amortized over their estimated economic life of 11 years, and a deferred tax liability related to the patents of $28.1 million. Approximately $81.0 million of the purchase price has been charged to in-process research and development. The value of the in-process research and development was calculated using cash flow projections discounted for the risk inherent in such projects. The discount rate used was 25%. The valuation assumed approximately $20.9 million of additional research and development expenditures would be incurred prior to the date of product introduction. In the valuation, net cash inflows were forecasted to commence in 2007. As of June 30, 2004, the program remains reasonably on track with the Company's original expectations.

        On February 18, 2003, the Company acquired the percutaneous mitral valve repair program of Jomed N.V., a European-based provider of products for minimally invasive cardiovascular intervention, for $20.0 million in cash. The acquisition included all technology and intellectual property associated with the program. At the acquisition date, the program, which was less than 50% complete, was involved in testing proprietary prototypes prior to initiating required pre-clinical studies and human clinicals. Additional design improvements, bench testing, pre-clinical studies and human clinical studies must be successfully completed prior to selling the product in Europe and the United States, which at the time of the transaction was expected in 2005 and 2006, respectively. The risks and uncertainties associated with completing development within a reasonable period of time included those related to the design, development and manufacturability of the product, the success of pre-clinical and clinical studies and the timing of European and United States regulatory approvals. The fair market value of the assets acquired consisted primarily of patents that are being amortized over their estimated economic life of 17 years. Approximately $11.8 million of the purchase price was charged to in-process research and development. The value of the in-process research and development was calculated using cash flow projections discounted for the risk inherent in such projects. The discount rate used was 30%. The valuation assumed approximately $20 million of additional research and development expenditures would be incurred prior to the date of product introduction. In the valuation, material net cash inflows were forecasted to commence in 2008. As of June 30, 2004, the program remains reasonably on track with the Company's original expectations.

3.    SPECIAL CHARGES

        In June 2004, the Company recorded a non-cash pretax special charge of $1.7 million related to the permanent impairment of technology investments in two unconsolidated affiliates.

        Due to a re-prioritization of the Company's investment initiatives, the Company decided in March 2004 to discontinue its sales effort of its Lifepath AAA endovascular graft program. In the first quarter of 2004, Edwards Lifesciences recorded a special charge of $8.4 million primarily related to inventory and contractual clinical obligations. In addition, the Company decided to discontinue certain lower margin cardiology products in Japan later in the year. A charge of $2.2 million was recorded primarily related to other non-productive assets.

4.    INVENTORIES

        Inventories consisted of the following (in millions):

	June 30, 2004	December 31, 2003
Raw materials	$22.5	$20.4
Work in process	19.5	16.7
Finished products	77.5	83.4

	$119.5	$120.5

5.    GOODWILL AND OTHER INTANGIBLE ASSETS

        Other intangible assets subject to amortization consisted of the following (in millions):

June 30, 2004	Patents	Unpatented Technology	Other	Total
Cost	$189.0	$36.4	$19.5	$244.9
Accumulated amortization	(70.5)	(19.2)	(4.3)	(94.0)

Net carrying value	$118.5	$17.2	$15.2	$150.9

December 31, 2003	Patents	Unpatented Technology	Other	Total
Cost	$116.9	$36.3	$14.3	$167.5
Accumulated amortization	(64.8)	(18.0)	(3.7)	(86.5)

Net carrying value	$52.1	$18.3	$10.6	$81.0

        Amortization expense related to other intangible assets was $3.8 million and $2.4 million for the three months ended June 30, 2004 and 2003, respectively and $7.5 million and $4.6 million for the six months ended June 30, 2004 and 2003, respectively. Estimated amortization expense for each of the five years ending December 31 is as follows (in millions):

2004	$15.8
2005	16.7
2006	16.7
2007	16.7
2008	16.7

        In 2003, the Company purchased technology and intellectual property from Embol-X Inc., which resulted in $4.4 million of goodwill. During the six months ended June 30, 2004, the Company made an adjustment to the originally recorded purchase price, which resulted in a decrease to goodwill of $0.5 million.

6.    DEFINED BENEFITS PLANS

        The components of net periodic benefit costs for the three and six months ended June 30, 2004 and 2003, are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Service cost	$0.7	$0.8	$1.3	$1.6
Expected employee contributions	(0.1)	(0.1)	(0.1)	(0.1)
Interest cost	0.5	0.6	1.0	1.1
Expected return on plan assets	(0.5)	(0.4)	(1.0)	(0.8)
Amortization of prior service cost and other	0.1	0.2	0.1	0.4

Net periodic pension benefit cost	$0.7	$1.1	$1.3	$2.2

        The Company paid $1.5 million of employer contributions during the six months ended June 30, 2004. The Company expects to pay a total of $2.7 million of employer contributions during the year ended December 31, 2004.

7.    LONG-TERM DEBT

        On June 28, 2004, the Company replaced its unsecured revolving credit agreement with a new unsecured five-year revolving credit agreement ("Credit Agreement"), which will expire on June 26, 2009. The Credit Agreement provides up to an aggregate of $500.0 million in one-to six-month borrowings in multiple currencies. Borrowings currently bear interest at the London interbank offering rate (LIBOR) plus 0.625%, which includes a facility fee. The Company pays this facility fee regardless of available or outstanding borrowings, currently at an annual rate of 0.125%. All amounts outstanding under the Credit Agreement have been classified as long-term obligations, as these borrowings will continue to be refinanced pursuant to the Credit Agreement. As of June 30, 2004, borrowings of $162.8 million were outstanding under the Credit Agreement. The Credit Agreement contains various financial and other covenants, all of which the Company was in compliance with at June 30, 2004.

8.    COMMITMENTS AND CONTINGENCIES

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

        On August 18, 2003, Edwards Lifesciences filed a lawsuit against Medtronic, Inc., Medtronic AVE, Cook, Inc. and W.L. Gore & Associates alleging infringement of a patent exclusively licensed to the Company. The lawsuit was filed in the United States District Court for the Northern District of

California, seeking monetary damages and injunctive relief. Each of the defendants has answered and asserted various affirmative defenses and counterclaims. Pre-trial motions are proceeding.

        In addition, Edwards Lifesciences is, or may be, a party to, or may be otherwise responsible for, pending or threatened lawsuits related primarily to products and services currently or formerly manufactured or performed, as applicable, by Edwards Lifesciences. Such cases and claims raise difficult and complex factual and legal issues and are subject to many uncertainties and complexities, including, but not limited to, the facts and circumstances of each particular case or claim, the jurisdiction in which each suit is brought, and differences in applicable law. Upon resolution of any pending legal matters, Edwards Lifesciences may incur charges in excess of presently established reserves. While such a charge could have a material adverse impact on Edwards Lifesciences' net income or cash flows in the period in which it is recorded or paid, management believes that no such charge would have a material adverse effect on Edwards Lifesciences' consolidated financial position.

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

9.    COMPREHENSIVE INCOME (LOSS)

        Reconciliation of net income (loss) to comprehensive income (loss) is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss)	$25.5	$21.1	$(36.6)	$35.6
Other comprehensive (loss) income
Currency translation adjustments	(4.5)	1.5	(6.2)	(2.6)
Unrealized net (loss) gain on investments in unconsolidated affiliates, net of tax	(5.7)	0.7	(4.6)	0.2
Unrealized net gain (loss) on cash flow hedges, net of tax	1.5	1.0	5.7	(1.4)

Comprehensive income (loss)	$16.8	24.3	$(41.7)	$31.8

10.    EARNINGS PER SHARE

        Basic earnings per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during a period. Diluted earning per share is based on the treasury stock method and is computed by dividing net income by the weighted-average number of common shares and common share equivalents outstanding during the periods presented assuming the exercise of all the in-the money stock options. Common shares have been excluded where their inclusion would be anti-dilutive. A reconciliation of the shares used in the basic and diluted per share computations is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Basic shares outstanding	59.5	59.0	59.6	58.9
Dilutive effect of employee stock options	2.5	2.4	—	2.2
Dilutive effect of employee stock purchase plan	0.1	—	—	—

Diluted shares outstanding	62.1	61.4	59.6	61.1

        As the Company incurred a net loss for the six months ended June 30, 2004, diluted earnings per share excludes 2.4 million weighted-average shares of common stock equivalents as the effect is anti-dilutive. Diluted earnings per shares excludes 1.7 million shares and 4.3 million shares related to options for the three months and six months ended June 30, 2003, respectively, as the exercise price per share was greater than the average market price, resulting in an anti-dilutive effect. The effect of approximately 2.7 million common shares relating to the $150.0 million convertible debentures due 2033 has been excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2004 because none of the conditions that would permit the debentures to be converted to the common shares had been satisfied.

11.    SEGMENT INFORMATION

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

        Geographic area data includes net sales, based on product shipment destination, and tangible long-lived asset data, based upon physical location.

        Beginning in January 2004, the Company recategorized its product lines. For comparison purposes, reclassifications have been made to prior year data.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in millions)
Net Sales by Geographic Area
United States	$104.4	$97.5	$208.9	$194.5
Europe	56.5	50.6	113.4	97.7
Japan	49.7	48.8	100.4	97.9
Other countries	24.0	20.9	46.9	40.2

	$234.6	$217.8	$469.6	$430.3

Net Sales by Major Product Lines
Heart Valve Therapy	$107.2	$94.2	$213.2	$185.8
Critical Care	75.6	68.7	150.7	135.1
Cardiac Surgery Systems	26.0	29.4	53.0	58.9
Vascular	15.3	14.0	30.3	27.8
Other Distributed Products	10.5	11.5	22.4	22.7

	$234.6	$217.8	$469.6	$430.3

	June 30, 2004	December 31, 2003
	(in millions)
Long-Lived Tangible Assets by Geographic Area
United States	$172.0	$201.9
Other countries	64.5	60.8

	$236.5	$262.7

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

        Edwards Lifesciences' heart valve therapy portfolio is comprised of tissue heart valves and heart valve repair products. A pioneer in the development and commercialization of heart valve products, Edwards Lifesciences is the world's leading manufacturer of tissue heart valves and repair products used to replace or repair a patient's diseased or defective heart valve. In the critical care area, Edwards Lifesciences is a world leader in hemodynamic monitoring systems used to measure a patient's heart function, and also provides central venous access products for fluid and drug delivery. The cardiac surgery systems portfolio comprises a diverse line of products for use during cardiac surgery including oxygenators, blood containers, filters and other disposable products used during cardiopulmonary bypass procedures, cannula and transmyocardial revascularization ("TMR") technology. Edwards Lifesciences' vascular portfolio includes a line of balloon catheter-based products, surgical clips and inserts, angioscopy equipment, artificial implantable grafts, and stents used in the treatment of peripheral vascular disease. Lastly, other distributed products include sales of intra-aortic balloon pumps, pacemakers, angioplasty systems and other products sold primarily though the Company's distribution network in Japan.

Results of Operations

  Net Sales Trends

        The following is a summary of United States and international net sales (dollars in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
			Percent Change			Percent Change
	2004	2003		2004	2003
United States	$104.4	$97.5	7.1%	$208.9	$194.5	7.4%
International	130.2	120.3	8.2%	260.7	235.8	10.6%

Total net sales	$234.6	$217.8	7.7%	$469.6	$430.3	9.1%

        The increases in net sales in the United States for the three and six months ended June 30, 2004 were due primarily to increased sales in heart valve therapy and critical care products.

        The increases in international net sales for the three and six months ended June 30, 2004 were due primarily to the following:

  •
  foreign currency exchange rate fluctuations increased international net sales by $9.3 million and $24.4 million (primarily the strengthening of the Euro and the Japanese yen against the U.S. dollar), respectively;

  •
  heart valve therapy products increased international net sales by 3.3 percentage points and 3.7 percentage points, respectively; and

  •
  the international net sales growth was partially offset by a decrease in net sales by $2.9 million and $6.1 million, respectively, due to the sale of the Company's German perfusion services subsidiary in July 2003.

        The impact of foreign currency exchange rate fluctuations on net sales would not necessarily be indicative of the impact on net income due to the corresponding effect of foreign currency exchange rate fluctuations on international manufacturing and operating costs, and Edwards Lifesciences' hedging activities.

  Net Sales by Product Line

        The following table is a summary of net sales by product line (dollars in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
			Percent Change			Percent Change
	2004	2003		2004	2003
Heart Valve Therapy	$107.2	$94.2	13.8%	$213.2	$185.8	14.7%
Critical Care	75.6	68.7	10.0%	150.7	135.1	11.5%
Cardiac Surgery Systems	26.0	29.4	(11.6)%	53.0	58.9	(10.0)%
Vascular	15.3	14.0	9.3%	30.3	27.8	9.0%
Other Distributed Products	10.5	11.5	(8.7)%	22.4	22.7	(1.3)%

Total net sales	$234.6	$217.8	7.7%	$469.6	$430.3	9.1%

  Heart Valve Therapy

        The net sales growth of heart valve therapy products for the three and six months ended June 30, 2004 resulted primarily from the following:

  •
  foreign currency exchange rate fluctuations increased heart valve therapy net sales by $3.2 million and $8.6 million (primarily the strengthening of the Euro and Japanese yen against the U.S. dollar), respectively; and

  •
  PERIMOUNT pericardial valves increased heart valve therapy net sales by 9.6 percentage points and 9.7 percentage points, respectively.

        As the Company's PERIMOUNT Magna valve and the other recently introduced products have been well received globally, management expects that its heart valve therapy products will exceed 10% growth excluding the impact of foreign currency exchange rate fluctuations for the second half of 2004.

  Critical Care

        The net sales growth of critical care products for the three and six months ended June 30, 2004 resulted primarily from the following:

  •
  foreign currency exchange rate fluctuations increased critical care net sales by $3.3 million and $8.5 million (primarily the strengthening of the Euro and the Japanese yen against the U.S. dollar) respectively; and

  •
  pressure monitoring products increased critical care net sales by 3.4 percentage points for both periods.

        Critical care products have been, and are expected to be, significant contributors to the Company's total sales.

  Cardiac Surgery Systems

        The net sales decreases of cardiac surgery systems for the three and six months ended June 30, 2004 resulted primarily from the following:

  •
  sale of the Company's German perfusion services subsidiary in June 2003 decreased cardiac surgery systems net sales by $2.9 million and $6.1 million, respectively;

  •
  perfusion products in Japan decreased cardiac surgery systems net sales by 6.3 percentage points and 5.3 percentage points, respectively;

  •
  TMR products decreased cardiac surgery systems net sales by 5.7 percentage points and 2.0 percentage points, respectively; and

  •
  cardiac surgery systems net sales decreases were partially offset by foreign currency exchange rate fluctuations, which increased cardiac surgery systems net sales by $1.4 million and $3.6 million (primarily the strengthening of the Euro and Japanese yen against the U.S. dollar), respectively.

        During the three months ended June 30, 2004, the Company completed the sale of its Italian perfusion services business, which is consistent with the Company's strategy to focus on products and technologies to treat advanced cardiovascular disease. This business generated approximately $4.3 million of revenue in fiscal year 2003.

        During the six months ended June 30, 2004, the Company transferred manufacturing and on-going product development of its Optimaze laser system for treating atrial fibrillation to a focused third-party organization that specializes in laser technologies. The Company expects to begin first human use of these products in the third quarter of 2004.

  Vascular

        The net sales growth of vascular products for the three and six months ended June 30, 2004 resulted primarily from foreign currency exchange rate fluctuations, which increased vascular net sales by $0.5 million and $1.6 million (primarily the strengthening of the Euro against the U.S. dollar), respectively.

        Management decided to discontinue the Lifepath AAA program effective June 30, 2004. This decision will enable the Company to focus its resources on other technologies that can have a more meaningful impact on the Company's future growth and profitability.

        The Company continues to introduce the LifeStent products in the United States and Europe. Management continues to believe that there is a large opportunity in the peripheral stent market.

  Other Distributed Products

        The other distributed products net sales for the three and six months ended June 30, 2004 decreased primarily due to reimbursement changes in Japan. Management has decided to discontinue sales in Japan of certain lower margin distributed cardiology products effective September 2004.

  Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Change	2004	2003	Change
Gross profit as a percentage of net sales	60.6%	58.9%	1.7%	59.3%	58.5%	0.8%

        Gross profit as a percentage of net sales for the three months ended June 30, 2004 increased compared to the same period in the prior year due primarily to the expiration of currency hedging contracts which negatively impacted prior quarters and offset underlying strong operating results.

        Gross profit as a percentage of net sales for the six months ended June 30, 2004 increased compared to the same period in the prior year due primarily to the reduced revenue of lower margin businesses.

  Selling, General and Administrative (SG&A) Expenses

        (dollars in millions)

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Change	2004	2003	Change
SG&A expenses	$81.0	$75.8	$5.2	$157.5	$147.2	$10.3
SG&A expenses as a percentage of net sales	34.5%	34.8%	(0.3)%	33.5%	34.2%	(0.7)%

        The increases in selling, general and administrative expenses for the three and six months ended June 30, 2004 is due primarily to the impact of foreign currency rate fluctuations and higher sales and marketing expenses due to investments in peripheral stents and heart valve therapy. The increases in selling, general and administrative expenses for the three and six months ended June 30, 2004 were partially offset by reduced expenses due primarily to the cost reductions made in the third quarter of 2003.

        The decreases in selling, general and administrative expenses as a percentage of net sales for the three and six months ended June 30, 2004 is primarily due to improved heart valve therapy product sales, while the increased investment in U.S. sales and marketing was partially offset by the cost reductions made in the third quarter of 2003.

  Research and Development Expenses

        (dollars in millions)

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Change	2004	2003	Change
Research and development expenses	$20.7	$18.0	$2.7	$41.7	$37.0	$4.7
Research and development expenses as a percentage of net sales	8.8%	8.3%	0.5%	8.9%	8.6%	0.3%

        The increases in research and development expenses for the three and six months ended June 30, 2004 resulted primarily from additional investment in the Company's percutaneous valve programs and the amortization of the Percutaneous Valve Technologies, Inc. ("PVT") intangibles, partially offset by reduced spending in the Lifepath AAA program.

        Research and development expenses as a percentage of net sales for the three and six months ended June 30, 2004 increased compared to the same period in the prior year due primarily to the amortization and additional research and development spending related to PVT.

  Purchased in-process Research and Development Expenses

        On January 27, 2004, the Company acquired PVT, a development stage company, for $125.0 million in cash, net of cash acquired, plus up to an additional $30.0 million upon the achievement of key milestones through 2007. Included in PVT's technology is a catheter-based (percutaneous) approach for replacing aortic heart valves, a proprietary percutaneously delivered balloon-expandable stent technology integrated with a tissue heart valve. Unlike conventional open-heart valve replacement surgery, this less-invasive procedure can be performed under local anesthesia and would be a breakthrough for patients who are not candidates for surgery.

        At the time of the acquisition, the PVT aortic heart valve was being used in compassionate cases in Europe, and the clinical results from the patients to date had generated valuable feasibility data. It had been demonstrated that a heart valve could be successfully deployed and anchored using a catheter-based system. At the time of the acquisition, the Company was expecting to obtain a CE mark in Europe by the end of 2005. The U.S. regulatory path for this valve would consist of filing for a Humanitarian Device Exemption (HDE). Upon approval, the Company would be able to offer this device to as many as 4,000 patients per year. Broader U.S. commercialization was expected to begin with the submission of an Investigational Device Exemption (IDE) by the end of the second quarter of 2004 followed by the commencement of a pivotal trial in 2005, which could result in pre-market approval (PMA) by the end of 2007. The risks and uncertainties associated with completing development within a reasonable period of time included those related to the design, development and manufacturability of the product, the success of pre-clinical and clinical studies and the timing of European and United States regulatory approvals.

        The fair market value of the net assets acquired consisted primarily of patents of $72.4 million that are being amortized over their estimated economic life of 11 years, and a deferred tax liability related to the patents of $28.1 million. Approximately $81.0 million of the purchase price has been charged to in-process research and development. The value of the in-process research and development was calculated using cash flow projections discounted for the risk inherent in such projects. The discount rate used was 25%. The valuation assumed approximately $20.9 million of additional research and development expenditures would be incurred prior to the date of product introduction. In the valuation, net cash inflows were forecasted to commence in 2007. As of June 30, 2004, the program remains reasonably on track with the Company's original expectations.

        On February 18, 2003, the Company acquired the percutaneous mitral valve repair program of Jomed N.V., a European-based provider of products for minimally invasive cardiovascular intervention, for $20.0 million in cash. The acquisition included all technology and intellectual property associated with the program. At the acquisition date, the program, which was less than 50% complete, was involved in testing proprietary prototypes prior to initiating required pre-clinical studies and human clinicals. Additional design improvements, bench testing, pre-clinical studies and human clinical studies must be successfully completed prior to selling the product in Europe and in the United States, which at the time of the transaction was expected in 2005 and 2006, respectively. The risks and uncertainties associated with completing development within a reasonable period of time included those related to the design, development and manufacturability of the product, the success of pre-clinical and clinical studies and the timing of European and United States regulatory approvals. The fair market value of the assets acquired consisted primarily of patents that are being amortized over their estimated economic life of 17 years. Approximately $11.8 million of the purchase price was charged to in-process research and development. The value of the in-process research and development was calculated using cash flow projections discounted for the risk inherent in such projects. The discount rate used was 30%. The valuation assumed approximately $20 million of additional research and development expenditures would be incurred prior to the date of product introduction. In the valuation, material net cash inflows were forecasted to commence in 2008. As of June 30, 2004, the program remains reasonably on track with the Company's original expectations.

  Special Charges

        In June 2004, the Company recorded a non-cash pretax special charge of $1.7 million related to the permanent impairment of technology investments in two unconsolidated affiliates.

        Due to a re-prioritization of the Company's investment initiatives, the Company decided in March 2004 to discontinue its sales effort of its Lifepath AAA endovascular graft program. In the first quarter of 2004, Edwards Lifesciences recorded a special charge of $8.4 million primarily related to inventory and contractual clinical obligations. In addition, the Company decided to discontinue certain lower margin cardiology products in Japan later in the year. A charge of $2.2 million was recorded primarily related to other non-productive assets.

  Interest Expense, net

        Interest expense, net increased $0.1 million from $3.5 million for the three months ended June 30, 2003 to $3.6 million for the three months ended June 30, 2004. Interest expense, net remained fairly constant as the average debt balances for the periods were fairly constant.

        Interest expense, net increased $1.1 million from $6.2 million for the six months ended June 30, 2003 to $7.3 million for the six months ended June 30, 2004. The increase resulted primarily from a higher average debt balance largely due to the financing of the PVT acquisition.

  Other Expense (Income), net

        The following is a summary of other expense (income), net (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Foreign currency exchange loss (gain), net	$0.6	$(4.2)	$1.1	$(9.8)
Asset dispositions and write-downs, net	0.2	2.8	0.2	3.6
Accounts receivable securitization costs	0.2	0.1	0.4	0.5
Other	0.1	(0.1)	0.5	0.7

	$1.1	$(1.4)	$2.2	$(5.0)

        The net foreign currency exchange gain for the three and six months ended June 30, 2003 relates primarily to global trade and intercompany receivable and payable balances, which benefited from the impact of strengthening Euro and Japanese yen exchange rates relative to the U.S. dollar.

  Provision for Income Taxes

        The effective income tax rates were 25.2% and (55.7)% for the three and six months ended June 30, 2004, respectively. The effective income tax rates were 27.2% and 30.3% for the three and six months ended June 30, 2003, respectively. Several items impacted the tax provision and the effective tax rates as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Provision for income taxes, as reported	$8.6	$7.9	$13.1	$15.5
Tax benefit from discontinuation of business	—	0.5	3.7	0.5
Tax benefit from in-process research and development	—	—	0.6	1.2
Tax benefit from investment impairment	0.7	—	0.7	—

Provision for income taxes, excluding unusual items	$9.3	$8.4	$18.1	$17.2

Effective income tax rate, as adjusted	26%	26%	26%	26%

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

        On June 28, 2004, the Company replaced its unsecured revolving credit agreement with a new unsecured five-year revolving credit agreement ("Credit Agreement"), which will expire on June 26, 2009. The Credit Agreement provides up to an aggregate of $500.0 million in one- to six-month borrowings in multiple currencies. Borrowings currently bear interest at the London interbank offering rate (LIBOR) plus 0.625%, which includes a facility fee. The Company pays this facility fee regardless of available or outstanding borrowings, currently at an annual rate of 0.125%. All amounts outstanding under the Credit Agreement have been classified as long-term obligations, as these borrowings will continue to be refinanced pursuant to the Credit Agreement. As of June 30, 2004, borrowings of $162.8 million were outstanding under the Credit Agreement. The Credit Agreement contains various financial and other covenants, all of which the Company was in compliance with at June 30, 2004.

        The Company has two securitization programs whereby certain subsidiaries in the United States and Japan sell, without recourse, on a continuous basis, an undivided interest in certain eligible pools of trade accounts receivable. As of June 30, 2004, the Company had sold a total of $91.1 million of trade accounts receivable and received funding of $77.8 million. The securitization program in the United States expires on December 21, 2004, and the Japan securitization program expires on December 3, 2005.

        At June 30, 2004, there have been no material changes in the Company's significant contractual obligations and commercial commitments as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2003.

        Cash flows provided by operating activities for the six months ended June 30, 2004 increased $25.5 million from the same period a year ago due primarily to:

  •
  higher earnings in 2004 adjusted for non-operating cash flows; and

  •
  increased net cash flows from receivables, payables and accrued liabilities.

        Cash flows used in investing activities for the six months ended June 30, 2004 increased $97.4 million due primarily to the acquisition of PVT in 2004 compared to the acquisition of Jomed in 2003.

        Cash provided by financing activities for the six months ended June 30, 2004 increased $17.8 million primarily due to less purchases of treasury stock.

        In May 2004, in addition to the existing stock repurchase program, the Board of Directors approved a stock repurchase program authorizing the Company to purchase on the open market and in privately negotiated transactions up to an additional 2.0 million shares of the Company's common stock through December 31, 2006. During the six months ended June 30, 2004, the Company repurchased 0.8 million shares at an aggregate cost of $26.5 million.

Critical Accounting Policies

        The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to the Company's critical accounting policies which the Company believes could have the most significant effect on the Company's reported results and require subjective or complex judgments by management is contained on pages 35-39 in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Management believes that at June 30, 2004, there has been no material change to this information.

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

  Concentrations of Credit Risk

        In the normal course of business, Edwards Lifesciences provides credit to customers in the health care industry, performs credit evaluations of these customers and maintains allowances for probable credit losses, which have been adequate based upon historical experience.

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

        At June 30, 2004, the Company had $26.7 million of investments in equity securities and had recorded unrealized losses of $5.1 million on these investments in "Accumulated Other Comprehensive Income," net of tax. Management considers these temporary in nature based upon its evaluation of the above-mentioned criteria. Should these companies experience a decline in financial condition or fail to meet certain development milestones, the decline in the investments' values may be considered other than temporary and impairment charges may be necessary.

Item 4. Controls and Procedures

        The Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company's disclosure controls and procedures as of June 30, 2004. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have determined that such controls and procedures are effective to provide reasonable assurance that information relating to the Company, including its consolidated subsidiaries, required to be disclosed in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There have been no changes in the Company's internal controls over financial reporting that were identified during the evaluation that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        On August 18, 2003, Edwards Lifesciences filed a lawsuit against Medtronic, Inc., Medtronic AVE, Cook, Inc. and W.L. Gore & Associates alleging infringement of a patent exclusively licensed to the Company. The lawsuit was filed in the United States District Court for the Northern District of California, seeking monetary damages and injunctive relief. Each of the defendants has answered and asserted various affirmative defenses and counterclaims. Pre-trial motions are proceeding.

        In addition, Edwards Lifesciences is, or may be, a party to, or may be otherwise responsible for, pending or threatened lawsuits related primarily to products and services currently or formerly manufactured or performed, as applicable, by Edwards Lifesciences. Such cases and claims raise difficult and complex factual and legal issues and are subject to many uncertainties and complexities, including, but not limited to, the facts and circumstances of each particular case or claim, the jurisdiction in which each suit is brought, and differences in applicable law. Upon resolution of any pending legal matters, Edwards Lifesciences may incur charges in excess of presently established reserves. While such a charge could have a material adverse impact on Edwards Lifesciences' net income or cash flows in the period in which it is recorded or paid, management believes that no such charge would have a material adverse effect on Edwards Lifesciences' consolidated financial position.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(a)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(a)
April 1, 2004 through April 30, 2004	180,000	$32.44	180,000	263,600
May 1, 2004 through May 31, 2004	15,000	$34.03	15,000	2,248,600
June 1, 2004 through June 30, 2004	149,700	$36.14	149,700	2,098,900

Total	344,700	$34.12	344,700	2,098,900

(a)
On May 6, 2003, the Company announced that the Board of Directors approved a stock repurchase program authorizing the Company to purchase on the open market and in privately negotiated transactions up to 2.0 million shares of the Company's common stock through December 31, 2005. On May 12, 2004, the Company announced that the Board of Directors approved an additional stock repurchase program authorizing the Company to purchase on the open market and in privately negotiated transactions up to 2.0 million shares of the Company's common stock through December 31, 2006.

Item 4. Submission of Matters to a Vote of Security Holders

        The Company's annual meeting of stockholders was held on May 12, 2004. Each of the nominees for directors, as listed in the proxy statement, was elected with the number of votes set forth below:

	In Favor	Withheld
Robert A. Ingram	39,433,224	10,698,313
Vernon R. Loucks Jr.	46,712,396	3,419,141

        In addition, the following directors' terms of office are continuing:

    Mike R. Bowlin
    Michael A. Mussallem
    Philip M. Neal
    David E.I. Pyott

          (On June 1, 2004, the Board of Directors appointed and elected John T. Cardis as a director.)

        The results of the other matters voted upon at the annual meeting are as follows:

	In Favor	Against	Abstain
Amendment of the Company's Nonemployee Directors and Consultants Stock Incentive Program	33,759,980	8,726,800	420,688
Ratification of the appointment of PricewaterhouseCoopers LLP as the independent registered accounting firm for fiscal year 2004	49,227,168	852,393	51,976

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

  Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto and include the following:

10.1	Five Year Credit Agreement dated as of June 28, 2004, among Edwards Lifesciences Corporation, as Borrower; the lenders party thereto; JP Morgan Chase Bank as Administrative Agent; J. P. Morgan Europe Limited as London Agent; Mizuho Corporate Bank, Limited as Tokyo Agent; Bank of America, N.A. as Syndication Agent; and the Bank of Tokyo—Mitsubishi, Ltd., Mizuho Corporate Bank, Limited, Suntrust Bank, Wachovia Bank, N.A., as Documentation Agents
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)
Reports on Form 8-K

  The Company filed or furnished one report during the quarter ended June 30, 2004, as follows:

Date Filed or Furnished	Item No.	Description
April 22, 2004	Items 7 and 12	On April 22, 2004, the Company reported its financial results for the first quarter of 2004.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDWARDS LIFESCIENCES CORPORATION (Registrant)
Date: August 5, 2004	By:	/s/ CORINNE H. LYLE Corinne H. Lyle Corporate Vice President, Chief Financial Officer and Treasurer (Chief Accounting Officer)

EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

Exhibit No.	Description
10.1	Five Year Credit Agreement dated as of June 28, 2004, among Edwards Lifesciences Corporation, as Borrower; the lenders party thereto; JP Morgan Chase Bank as Administrative Agent; J. P. Morgan Europe Limited as London Agent; Mizuho Corporate Bank, Limited as Tokyo Agent; Bank of America, N.A. as Syndication Agent; and the Bank of Tokyo—Mitsubishi, Ltd., Mizuho Corporate Bank, Limited, Suntrust Bank, Wachovia Bank, N.A., as Documentation Agents
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

TABLE OF CONTENTS
Part I. Financial Information
  Item 1. Financial Statements
EDWARDS LIFESCIENCES CORPORATION CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited) (in millions, except share data)
EDWARDS LIFESCIENCES CORPORATION CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (unaudited) (in millions, except per share information)
EDWARDS LIFESCIENCES CORPORATION CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited) (in millions)
Edwards Lifesciences Corporation Notes to Consolidated Condensed Financial Statements June 30, 2004 (unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION