Form 10-Q
period 2004-09-30
EDWARDS LIFESCIENCES CORP
filed 2004-11-05
CIK 1099800

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2004
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

        The number of shares outstanding of the registrant's common stock, $1.00 par value, as of October 29, 2004, was 59,444,346.

EDWARDS LIFESCIENCES CORPORATION

FORM 10-Q
For the quarterly period ended September 30, 2004

Part I. Financial Information

Item 1. Financial Statements

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(unaudited)

(in millions, except share data)

	September 30, 2004	December 31, 2003
ASSETS
Current assets
Cash and cash equivalents	$31.0	$61.1
Accounts and other receivables, net of allowances of $5.0 and $6.5, respectively	113.2	118.5
Inventories	120.5	120.5
Deferred income taxes	8.0	11.9
Prepaid expenses and other current assets	53.5	48.2

Total current assets	326.2	360.2
Property, plant and equipment, net	189.5	209.9
Goodwill	337.7	338.2
Other intangible assets, net	150.1	81.0
Investments in unconsolidated affiliates	21.9	35.4
Deferred income taxes	30.5	59.3
Other assets	16.0	17.4

	$1,071.9	$1,101.4

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$170.3	$167.2
Long-term debt	269.2	255.8
Other long-term liabilities	33.1	43.3
Commitments and contingencies
Stockholders' equity
Common stock, $1.00 par value, 350,000,000 shares authorized, 63,822,092 and 62,572,250 shares issued, 59,717,392 and 59,480,850 shares outstanding at September 30, 2004 and December 31, 2003, respectively	63.8	62.6
Additional contributed capital	485.5	463.2
Retained earnings	198.2	222.4
Accumulated other comprehensive income	(33.8)	(32.2)
Common stock in treasury, at cost, 4,104,700 and 3,091,400 shares at September 30, 2004 and December 31, 2003, respectively	(114.4)	(80.9)

Total stockholders' equity	599.3	635.1

	$1,071.9	$1,101.4

The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in millions, except per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales	$224.8	$206.1	$694.4	$636.4
Cost of goods sold	87.9	86.9	279.0	265.6

Gross profit	136.9	119.2	415.4	370.8
Selling, general and administrative expenses	79.7	70.5	237.2	217.7
Research and development expenses	21.9	16.8	63.6	53.8
Purchased in-process research and development expenses	12.3	—	93.3	11.8
Special charges	—	13.0	12.3	16.3
Interest expense, net	3.4	3.5	10.7	9.7
Other expense (income), net	0.1	0.7	2.3	(4.3)

Income (loss) before provision for (benefit from) income taxes	19.5	14.7	(4.0)	65.8
Provision for (benefit from) income taxes	7.1	(9.8)	20.2	5.7

Net income (loss)	$12.4	$24.5	$(24.2)	$60.1

Share information:
Earnings (loss) per share:
Basic	$0.21	$0.41	$(0.41)	$1.02
Diluted	$0.20	$0.40	$(0.41)	$0.98
Weighted average number of common shares outstanding:
Basic	59.7	59.1	59.6	59.0
Diluted	62.1	61.1	59.6	61.1

The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in millions)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities
Net (loss) income	$(24.2)	$60.1
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	41.1	34.0
Deferred income taxes	1.8	2.8
Purchased in-process research and development	93.3	11.8
Special charges	12.3	5.6
Other	12.1	3.1
Changes in operating assets and liabilities:
Accounts and other receivables, net	9.9	(9.3)
Inventories	(7.1)	(5.0)
Accounts payable and accrued liabilities	5.7	(28.7)
Prepaid expenses	(11.9)	(4.4)
Other	(3.3)	(4.3)

Net cash provided by operating activities	129.7	65.7
Cash flows from investing activities
Acquisitions	(132.7)	(28.0)
Capital expenditures	(22.8)	(26.1)
Investments in intangible assets	(8.5)	(4.6)
Investments in unconsolidated affiliates	(1.0)	(3.4)
Proceeds from asset dispositions	3.5	5.6
Proceeds from sale of business	2.9	—
Proceeds from notes receivable	—	1.7

Net cash used in investing activities	(158.6)	(54.8)
Cash flows from financing activities
Proceeds from issuance of long-term debt	200.0	270.3
Payments on long-term debt	(182.5)	(233.2)
Purchases of treasury stock	(33.5)	(49.4)
Proceeds from stock plans	23.2	29.2
Payments relating to accounts receivable securitization, net	(6.9)	(1.1)
Other	(1.8)	(4.4)

Net cash (used in) provided by financing activities	(1.5)	11.4
Effect of currency exchange rate changes on cash and cash equivalents	0.3	(18.2)

Net (decrease) increase in cash and cash equivalents	(30.1)	4.1
Cash and cash equivalents at beginning of period	61.1	34.2

Cash and cash equivalents at end of period	$31.0	$38.3

The accompanying notes are an integral part of these
consolidated condensed financial statements.

Edwards Lifesciences Corporation

Notes to Consolidated Condensed Financial Statements

September 30, 2004

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

        In the opinion of management of Edwards Lifesciences Corporation (the "Company" or "Edwards Lifesciences"), the interim consolidated condensed financial statements reflect all adjustments considered necessary for a fair statement of the interim periods. All such adjustments are of a normal, recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss), as reported	$12.4	$24.5	$(24.2)	$60.1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(4.0)	(3.9)	(11.4)	(12.0)

Pro forma net income (loss)	$8.4	$20.6	$(35.6)	$48.1

Earnings per basic share:
Reported net income (loss)	$0.21	$0.41	$(0.41)	$1.02
Pro forma net income (loss)	$0.14	$0.35	$(0.60)	$0.82
Earnings per diluted share:
Reported net income (loss)	$0.20	$0.40	$(0.41)	$0.98
Pro forma net income (loss)	$0.14	$0.34	$(0.60)	$0.79

        Pro forma compensation expense for stock options and employee stock purchase subscriptions was calculated using the Black-Scholes model. The pro forma expense for stock option grants was calculated with the following weighted-average assumptions for grants during the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Risk-free interest rate	3.5%	2.1%	3.4%	2.5%
Expected dividend yield	None	None	None	None
Expected volatility	40%	44%	41%	42%
Expected life (years)	4	4	4	4

        The pro forma expense for employee stock purchase subscriptions was calculated with the following weighted-average assumptions for grants during the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Risk-free interest rate	2.3%	1.2%	2.1%	1.3%
Expected dividend yield	None	None	None	None
Expected volatility	40%	44%	40%	43%
Expected life (years)	1	1	1	1

2.    PURCHASED IN PROCESS RESEARCH AND DEVELOPMENT EXPENSE

        On September 29, 2004, the Company acquired all technology and intellectual property associated with ev3, Inc.'s percutaneous mitral valve repair program. Total consideration was $15.0 million, comprised of $10.0 million cash and a deferred payment of $5.0 million cash payable upon transfer of assets and fulfillment by ev3, Inc. of certain obligations. The acquisition is expected to be utilized in the Company's existing percutaneous mitral valve repair research and development efforts. At the time of the purchase, ev3, Inc. had been unsuccessful in developing a viable prototype and had discontinued the program. Additional design developments, bench testing, pre-clinical studies and human clinical studies must be successfully completed prior to selling any product. The risks and uncertainties associated with completing development within a reasonable period of time include those related to the design, development and manufacturability of the product, the success of pre-clinical and clinical studies and the timing of European and United States regulatory approvals. Approximately $12.3 million of the purchase price was charged to in-process research and development. The value of the in-process research and development was calculated using cash flow projections discounted for the risk inherent in such projects. The discount rate used was 30%. The valuation assumed approximately $39 million of additional research and development expenditures would be incurred prior to the date of product introduction. In the valuation, the Company had estimated the stage of the mitral valve repair program utilizing the intellectual property acquired from ev3, Inc. would be completed in 2009 and net cash inflows would commence in 2010. The remaining fair market value of the assets purchased primarily consisted of patents unrelated to ev3, Inc.'s core mitral valve repair technology, which will be amortized over their estimated economic life of 19 years.

        On January 27, 2004, the Company acquired Percutaneous Valve Technologies, Inc. ("PVT"), a development stage company, for $125.0 million in cash, net of cash acquired, plus up to an additional $30.0 million upon the achievement of key milestones through 2007. Included in PVT's technology is a catheter-based (percutaneous) approach for replacing aortic heart valves, a proprietary percutaneously-delivered balloon-expandable stent technology integrated with a tissue heart valve. Unlike conventional open-heart valve replacement surgery, this less-invasive procedure can be performed under local anesthesia and would be a breakthrough for patients who are not candidates for surgery.

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

        Approximately $81.0 million of the purchase price was charged to in-process research and development. The value of the in-process research and development was calculated using cash flow projections discounted for the risk inherent in such projects. The discount rate used was 25%. The valuation assumed approximately $20.9 million of additional research and development expenditures would be incurred prior to the date of product introduction. In the valuation, net cash inflows were forecasted to commence in 2007. The remaining fair market value of the net assets acquired consisted primarily of patents of $72.4 million that are being amortized over their estimated economic life of 11 years, and a deferred tax liability related to the patents of $28.1 million. As of September 30, 2004, the program remains reasonably on track with the Company's original expectations.

        On February 18, 2003, the Company acquired the percutaneous mitral valve repair program of Jomed N.V., a European-based provider of products for minimally invasive cardiovascular intervention, for $20.0 million in cash. The acquisition included all technology and intellectual property associated with the program. At the acquisition date, the program, which was less than 50% complete, was involved in testing proprietary prototypes prior to initiating required pre-clinical studies and human clinicals. Additional design improvements, bench testing, pre-clinical studies and human clinical studies must be successfully completed prior to selling the product in Europe and the United States, which at the time of the transaction was expected in 2005 and 2006, respectively. The risks and uncertainties associated with completing development within a reasonable period of time included those related to the design, development and manufacturability of the product, the success of pre-clinical and clinical studies and the timing of European and United States regulatory approvals. . Approximately $11.8 million of the purchase price was charged to in-process research and development. The value of the in-process research and development was calculated using cash flow projections discounted for the risk inherent in such projects. The discount rate used was 30%. The valuation assumed approximately $20.0 million of additional research and development expenditures would be incurred prior to the date of product introduction. In the valuation, material net cash inflows were forecasted to commence in 2008. The remaining fair market value of the assets acquired consisted primarily of patents that are being amortized over their estimated economic life of 17 years As of September 30, 2004, the program remains reasonably on track with the Company's original expectations.

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

4.    INVENTORIES

        Inventories consisted of the following (in millions):

	September 30, 2004	December 31, 2003
Raw materials	$21.7	$20.4
Work in process	18.9	16.7
Finished products	79.9	83.4

	$120.5	$120.5

5.    GOODWILL AND OTHER INTANGIBLE ASSETS

        Other intangible assets, net subject to amortization consisted of the following (in millions):

September 30, 2004	Patents	Unpatented Technology	Other	Total
Cost	$193.4	$36.4	$19.2	$249.0
Accumulated amortization	(74.5)	(19.9)	(4.5)	(98.9)

Net carrying value	$118.9	$16.5	$14.7	$150.1

December 31, 2003	Patents	Unpatented Technology	Other	Total
Cost	$116.9	$36.3	$14.3	$167.5
Accumulated amortization	(64.8)	(18.0)	(3.7)	(86.5)

Net carrying value	$52.1	$18.3	$10.6	$81.0

        Amortization expense related to other intangible assets was $5.0 million and $2.5 million for the three months ended September 30, 2004 and 2003, respectively and $12.4 million and $7.1 million for the nine months ended September 30, 2004 and 2003, respectively. Estimated amortization expense for each of the five years ending December 31 is as follows (in millions):

2004	$16.3
2005	19.1
2006	19.1
2007	19.1
2008	19.1

        In 2003, the Company purchased technology and intellectual property from Embol-X Inc., which resulted in $4.4 million of goodwill. During the nine months ended September 30, 2004, the Company made an adjustment to the originally recorded purchase price, which resulted in a decrease to goodwill of $0.5 million.

6.    DEFINED BENEFITS PLANS

        The components of net periodic benefit costs for the three and nine months ended September 30, 2004 and 2003, are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Service cost	$0.7	$0.8	$2.0	$2.5
Expected employee contributions	(0.1)	(0.1)	(0.2)	(0.2)
Interest cost	0.5	0.6	1.4	1.7
Expected return on plan assets	(0.5)	(0.4)	(1.4)	(1.2)
Amortization of prior service cost and other	0.1	0.2	0.2	0.6

Net periodic pension benefit cost	$0.7	$1.1	$2.0	$3.4

        The Company paid $2.2 million of employer contributions during the nine months ended September 30, 2004. The Company expects to pay a total of $2.7 million of employer contributions during the year ended December 31, 2004.

7.    LONG-TERM DEBT

        On June 28, 2004, the Company replaced its unsecured revolving credit agreement with a new unsecured five-year revolving credit agreement ("Credit Agreement"), which will expire on June 26, 2009. The Credit Agreement provides up to an aggregate of $500.0 million in one- to six-month borrowings in multiple currencies. Borrowings currently bear interest at the London interbank offering rate (LIBOR) plus 0.625%, which includes a facility fee and is subject to adjustment in the event of a change in the Company's leverage ratio, as defined by the Credit Agreement. The Company pays this facility fee regardless of available or outstanding borrowings, currently at an annual rate of 0.125%. All amounts outstanding under the Credit Agreement have been classified as long-term obligations, as these borrowings will continue to be refinanced pursuant to the Credit Agreement. As of September 30, 2004, borrowings of $119.2 million were outstanding under the Credit Agreement. The Credit Agreement contains various financial and other covenants, all of which the Company was in compliance with as of September 30, 2004.

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

9.    COMPREHENSIVE INCOME (LOSS)

        Reconciliation of net income (loss) to comprehensive income (loss) is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss)	$12.4	$24.5	$(24.2)	$60.1
Other comprehensive income (loss):
Currency translation adjustments	5.4	(1.6)	(0.8)	(4.2)
Unrealized net (loss) gain on investments in unconsolidated affiliates, net of tax	(3.1)	2.6	(7.7)	2.8
Unrealized net gain (loss) on cash flow hedges, net of tax	1.3	1.3	7.0	(0.1)
Pension adjustments, net of tax	(0.1)	—	(0.1)	—

Comprehensive income (loss)	$15.9	$26.8	$(25.8)	$58.6

10.    EARNINGS PER SHARE

        Basic earnings per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during a period. Diluted earnings per share is based on the treasury stock method and is computed by dividing net income by the weighted-average number of common shares and common share equivalents outstanding during the periods presented assuming the exercise of all the in-the-money stock options. Potentially dilutive common shares have been excluded where their inclusion would be anti-dilutive. A reconciliation of the shares used in the basic and diluted per share computations is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Basic shares outstanding	59.7	59.1	59.6	59.0
Dilutive effect of employee stock options	2.3	2.0	—	2.1
Dilutive effect of employee stock purchase plan	0.1	—	—	—

Diluted shares outstanding	62.1	61.1	59.6	61.1

        As the Company incurred a net loss for the nine months ended September 30, 2004, diluted earnings per share excludes 2.4 million weighted-average shares of common stock equivalents as the effect is anti-dilutive. Diluted earnings per share excludes 3.6 million shares and 3.1 million shares related to options for the three months and nine months ended September 30, 2003, respectively, as the exercise price per share was greater than the average market price, resulting in an anti-dilutive effect. The effect of approximately 2.7 million common shares relating to the $150.0 million convertible debentures due 2033 has been excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2004 because none of the conditions that would permit the debentures to be converted to the common shares had been satisfied.

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

        Geographic area data includes net sales, based on product shipment destination, and tangible long-lived asset data, based upon physical location.

        Beginning in January 2004, the Company recategorized its product lines. For comparison purposes, reclassifications have been made to prior year data.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in millions)
Net Sales by Geographic Area
United States	$102.6	$94.5	$311.5	$289.0
Europe	50.6	43.5	164.0	141.3
Japan	47.3	46.4	147.7	144.3
Other countries	24.3	21.7	71.2	61.8

	$224.8	$206.1	$694.4	$636.4

Net Sales by Major Product Lines
Heart Valve Therapy	$101.0	$88.3	$314.2	$274.1
Critical Care	72.0	68.1	222.7	203.2
Cardiac Surgery Systems	27.5	26.5	80.5	85.4
Vascular	14.3	13.1	44.6	40.9
Other Distributed Products	10.0	10.1	32.4	32.8

	$224.8	$206.1	$694.4	$636.4

	September 30, 2004	December 31, 2003
	(in millions)
Long-Lived Tangible Assets by Geographic Area
United States	$164.7	$201.9
Other countries	62.7	60.8

	$227.4	$262.7

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

        Edwards Lifesciences' heart valve therapy portfolio is comprised of tissue heart valves and heart valve repair products. A pioneer in the development and commercialization of heart valve products, Edwards Lifesciences is the world's leading manufacturer of tissue heart valves and repair products used to replace or repair a patient's diseased or defective heart valve. In the critical care area, Edwards Lifesciences is a world leader in hemodynamic monitoring systems used to measure a patient's heart function, disposable pressure transducers, and also provides central venous access products for fluid and drug delivery. The cardiac surgery systems portfolio comprises a diverse line of products for use during cardiac surgery including oxygenators, blood containers, filters and other disposable products used during cardiopulmonary bypass procedures, cannulae and transmyocardial revascularization ("TMR") technology. Edwards Lifesciences' vascular portfolio includes a line of balloon catheter-based products, surgical clips and inserts, angioscopy equipment, artificial implantable grafts, and stents used in the treatment of peripheral vascular disease. Lastly, other distributed products include sales of intra-aortic balloon pumps, pacemakers, angioplasty systems and other products sold primarily though the Company's distribution network in Japan.

Results of Operations

  Net Sales Trends

        The following is a summary of United States and international net sales (dollars in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percent Change			Percent Change
	2004	2003		2004	2003
United States	$102.6	$94.5	8.6%	$311.5	$289.0	7.8%
International	122.2	111.6	9.5%	382.9	347.4	10.2%

Total net sales	$224.8	$206.1	9.1%	$694.4	$636.4	9.1%

        The increases in net sales in the United States for the three and nine months ended September 30, 2004 were due primarily to increased sales in heart valve therapy which was driven by sales of the Company's Carpentier-Edwards PERIMOUNT Magna aortic valves and the PERIMOUNT Tricentrix mitral valve system.

        The increases in international net sales for the three and nine months ended September 30, 2004 can be primarily explained by:

  •
  foreign currency exchange rate fluctuations which increased international net sales by $7.5 million and $31.9 million (primarily the strengthening of the Euro and the Japanese yen against the U.S. dollar), respectively;

  •
  heart valve therapy products which increased international net sales by 3.4 percentage points and 3.6 percentage points, respectively, primarily driven by strong PERIMOUNT sales in Europe; and

  •
  the international net sales growth was partially offset by a decrease in net sales of $2.7 million and $8.9 million, respectively, due to the impact of discontinued businesses.

        The impact of foreign currency exchange rate fluctuations on net sales would not necessarily be indicative of the impact on net income due to the corresponding effect of foreign currency exchange rate fluctuations on international manufacturing and operating costs, and Edwards Lifesciences' foreign currency hedging activities.

  Net Sales by Product Line

        The following table is a summary of net sales by product line (dollars in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percent Change			Percent Change
	2004	2003		2004	2003
Heart Valve Therapy	$101.0	$88.3	14.4%	$314.2	$274.1	14.6%
Critical Care	72.0	68.1	5.7%	222.7	203.2	9.6%
Cardiac Surgery Systems	27.5	26.5	3.8%	80.5	85.4	(5.7)%
Vascular	14.3	13.1	9.2%	44.6	40.9	9.0%
Other Distributed Products	10.0	10.1	(1.0)%	32.4	32.8	(1.2)%

Total net sales	$224.8	$206.1	9.1%	$694.4	$636.4	9.1%

  Heart Valve Therapy

        The net sales growth of heart valve therapy products for the three and nine months ended September 30, 2004 can be primarily explained by:

  •
  foreign currency exchange rate fluctuations which increased heart valve therapy net sales by $2.9 million and $11.5 million (primarily the strengthening of the Euro and Japanese yen against the U.S. dollar), respectively;

  •
  the remaining net sales growth of $9.8 million (approximately 11%) and $28.6 million (approximately 10%) was due to increased sales of pericardial tissue valves, which contributed 11.7 percentage points and 10.4 percentage points, respectively, to total net sales growth of heart valve therapy products and was primarily a result of strong market adoption of the Company's Carpentier-Edwards PERIMOUNT Magna valve in the United States and Europe; and the increased sales of pericardial tissue valves was partially offset by decreased sales in porcine tissue valves.

        As the Company's Carpentier-Edwards PERIMOUNT Magna valve and the other recently introduced products have been well received globally, management expects that its heart valve therapy products will exceed 10% growth excluding the impact of foreign currency exchange rate fluctuations for the fourth quarter of 2004. In Japan, where stentless valves are particularly popular, the Company continues to anticipate the regulatory approval of its PrimaPlus stentless valve, which should help strengthen the Company's position in the region.

  Critical Care

        The net sales growth of critical care products for the three and nine months ended September 30, 2004 can be primarily explained by:

  •
  foreign currency exchange rate fluctuations which increased critical care net sales by $2.6 million and $11.1 million (primarily the strengthening of the Euro and the Japanese yen against the U.S. dollar) respectively;

  •
  pressure monitoring products which increased critical care net sales by 3.1 percentage points and 3.3 percentage points, respectively, resulting from market share gains;

  •
  overall strong performance in markets outside of the United States, Europe and Japan;

  •
  the net sales growth was partially offset by decreased sales of base catheter products, which decreased critical care net sales by 2.5 percentage points and 2.4 percentage points, respectively; and recent reimbursement decreases in Japan.

        Critical care products have been, and are expected to be, significant contributors to the Company's total sales. Minimally invasive cardiac output, or MICO, represents a new and market-expanding opportunity for the Company. Pending the successful completion of clinical studies and receipt of regulatory approval, the Company would anticipate product introductions in the United States and Europe in the first half of 2005.

  Cardiac Surgery Systems

        The net sales increase of cardiac surgery systems for the three months ended September 30, 2004 can be primarily explained by:

  •
  foreign currency exchange rate fluctuations which increased critical care net sales by $0.8 million (primarily the strengthening of the Euro and the Japanese yen against the U.S. dollar);

  •
  cannula products which increased cardiac surgery systems net sales by 2.9 percentage points;

  •
  TMR products which increased cardiac surgery systems net sales by 1.8 percentage points; and

  •
  cardiac surgery systems net sales increase was partially offset by the sale of the Company's Italian perfusion services business in June 2004, which decreased cardiac surgery systems net sales by $1.7 million.

        The net sales decrease of cardiac surgery systems for the nine months ended September 30, 2004 can be primarily explained by:

  •
  sale of the Company's German and Italian perfusion services businesses which decreased cardiac surgery systems net sales by $7.8 million; and

  •
  cardiac surgery systems net sales decrease was partially offset by foreign currency exchange rate fluctuations, which increased cardiac surgery systems net sales by $4.4 million (primarily the strengthening of the Euro and Japanese yen against the U.S. dollar).

        During the second quarter of 2004, the Company completed the sale of its Italian perfusion services business, which is consistent with the Company's strategy to focus on products and technologies to treat advanced cardiovascular disease. This business generated approximately $4.3 million of revenue in fiscal year 2003.

  Vascular

        The net sales growth of vascular products for the three and nine months ended September 30, 2004 resulted primarily from foreign currency exchange rate fluctuations, which increased vascular net sales by $0.5 million and $2.1 million (primarily the strengthening of the Euro against the U.S. dollar), respectively, and sales of interventional products. The net sales growth was partially offset by the discontinuation of the Lifepath AAA program effective June 30, 2004, which decreased net sales of vascular products by $1.1 million for both periods.

        During the third quarter of 2004, the Company continued to introduce LifeStent products in the United States and Europe. Management continues to believe that there is a large opportunity in the peripheral stent market.

  Other Distributed Products

        The net sales decreases of other distributed products for the three and nine months ended September 30, 2004 were primarily due to the Company's de-emphasis of certain lower margin distributed cardiology products in Japan. Management has decided to discontinue sales in Japan of certain lower margin distributed cardiology products effective September 2004.

  Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	Change	2004	2003	Change
Gross profit as a percentage of net sales	60.9%	57.8%	3.1%	59.8%	58.3%	1.5%

        Gross profit as a percentage of net sales for the three months ended September 30, 2004 increased compared to the same period in the prior year primarily due to the expiration of currency hedging contracts (1.5 percentage points), which negatively impacted prior quarters and offset underlying strong operating results, and to the elimination of certain lower margin businesses (0.5 percentage points).

        Gross profit as a percentage of net sales for the nine months ended September 30, 2004 increased compared to the same period in the prior year primarily due to the impact of foreign currency rate fluctuations net of hedging activities (0.9 percentage points) and to the elimination of certain lower margin businesses (0.6 percentage points).

  Selling, General and Administrative (SG&A) Expenses

  (dollars in millions)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	Change	2004	2003	Change
SG&A expenses	$79.7	$70.5	$9.2	$237.2	$217.7	$19.5
SG&A expenses as a percentage of net sales	35.5%	34.2%	1.3%	34.2%	34.2%	—

        The increases in selling, general and administrative expenses for the three and nine months ended September 30, 2004 were primarily due to higher sales and marketing expenses due to investments in the peripheral stent and heart valve therapy product lines in the United States as well as higher international expenses due to changes in foreign exchange rates. The increase in selling, general and administrative expenses for the nine months ended September 30, 2004 was partially offset by reduced expenses as a result of the cost reductions made in the third quarter of 2003.

        The increase in selling, general and administrative expenses as a percentage of net sales for the three months ended September 30, 2004 was primarily due to the increased investment in United States sales and marketing expenses in the peripheral stent and heart valve therapy product lines.

  Research and Development Expenses

  (dollars in millions)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	Change	2004	2003	Change
Research and development expenses	$21.9	$16.8	$5.1	$63.6	$53.8	$9.8
Research and development expenses as a percentage of net sales	9.7%	8.2%	1.5%	9.2%	8.5%	0.7%

        The increases in research and development expenses for the three and nine months ended September 30, 2004 resulted primarily from additional investment in the Company's percutaneous valve programs and the amortization of the Percutaneous Valve Technologies, Inc. ("PVT") intangibles, partially offset by reduced spending in the Lifepath AAA program.

        Research and development expenses as a percentage of net sales for the three and nine months ended September 30, 2004 increased compared to the same period in the prior year primarily due to the amortization and additional research and development spending related to PVT.

  Purchased in-process Research and Development Expenses

        On September 29, 2004, the Company acquired all technology and intellectual property associated with ev3, Inc.'s percutaneous mitral valve repair program. Total consideration was $15.0 million, comprised of $10.0 million cash and a deferred payment of $5.0 million cash payable upon transfer of assets and fulfillment by ev3, Inc. of certain obligations. The acquisition is expected to be utilized in the Company's existing percutaneous mitral valve repair research and development efforts. At the time of the purchase, ev3, Inc. had been unsuccessful in developing a viable prototype and had discontinued the program. Additional design developments, bench testing, pre-clinical studies and human clinical studies must be successfully completed prior to selling any product. The risks and uncertainties associated with completing development within a reasonable period of time include those related to the design, development and manufacturability of the product, the success of pre-clinical and clinical studies and the timing of European and United States regulatory approvals. Approximately $12.3 million of the purchase price was charged to in-process research and development. The value of the in-process research and development was calculated using cash flow projections discounted for the risk inherent in such projects. The discount rate used was 30%. The valuation assumed approximately $39 million of additional research and development expenditures would be incurred prior to the date of product introduction. In the valuation, the Company had estimated that the stage of the mitral valve repair program utilizing the intellectual property acquired from ev3, Inc. would be completed in 2009 and net cash inflows would commence in 2010. The remaining fair market value of the assets purchased primarily consisted of patents unrelated to ev3, Inc.'s core mitral valve repair technology, which will be amortized over their estimated economic life of 19 years.

        On January 27, 2004, the Company acquired PVT, a development stage company, for $125.0 million in cash, net of cash acquired, plus up to an additional $30.0 million upon the achievement of key milestones through 2007. Included in PVT's technology is a catheter-based (percutaneous) approach for replacing aortic heart valves, a proprietary percutaneously-delivered, balloon-expandable stent technology integrated with a tissue heart valve. Unlike conventional open-heart valve replacement surgery, this less-invasive procedure can be performed under local anesthesia and would be a breakthrough for patients who are not candidates for surgery.

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

        Approximately $81.0 million of the purchase price was charged to in-process research and development. The value of the in-process research and development was calculated using cash flow projections discounted for the risk inherent in such projects. The discount rate used was 25%. The valuation assumed approximately $20.9 million of additional research and development expenditures would be incurred prior to the date of product introduction. In the valuation, net cash inflows were forecasted to commence in 2007. The remaining fair market value of the net assets acquired consisted primarily of patents of $72.4 million that are being amortized over their estimated economic life of 11 years, and a deferred tax liability related to the patents of $28.1 million. As of September 30, 2004, the program remains reasonably on track with the Company's original expectations.

        On February 18, 2003, the Company acquired the percutaneous mitral valve repair program of Jomed N.V., a European-based provider of products for minimally invasive cardiovascular intervention, for $20.0 million in cash. The acquisition included all technology and intellectual property associated with the program. At the acquisition date, the program, which was less than 50% complete, was involved in testing proprietary prototypes prior to initiating required pre-clinical studies and human clinicals. Additional design improvements, bench testing, pre-clinical studies and human clinical studies must be successfully completed prior to selling the product in Europe and in the United States, which at the time of the transaction was expected in 2005 and 2006, respectively. The risks and uncertainties associated with completing development within a reasonable period of time included those related to the design, development and manufacturability of the product, the success of pre-clinical and clinical studies and the timing of European and United States regulatory approvals. Approximately $11.8 million of the purchase price was charged to in-process research and development. The value of the in-process research and development was calculated using cash flow projections discounted for the risk inherent in such projects. The discount rate used was 30%. The valuation assumed approximately $20.0 million of additional research and development expenditures would be incurred prior to the date of product introduction. In the valuation, material net cash inflows were forecasted to commence in 2008. The remaining fair market value of the assets acquired consisted primarily of patents that are being amortized over their estimated economic life of 17 years. As of September 30, 2004, the program remains reasonably on track with the Company's original expectations.

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

  Interest Expense, net

        Interest expense, net decreased $0.1 million from $3.5 million for the three months ended September 30, 2003 to $3.4 million for the three months ended September 30, 2004. Interest expense, net remained fairly constant as the average debt balances for the periods were fairly constant.

        Interest expense, net increased $1.0 million from $9.7 million for the nine months ended September 30, 2003 to $10.7 million for the nine months ended September 30, 2004. The increase resulted primarily from a higher average debt balance largely due to the financing of the PVT acquisition.

  Other Expense (Income), net

        The following is a summary of other expense (income), net (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Foreign currency exchange loss (gain), net	$0.3	$0.1	$1.4	$(9.7)
Asset dispositions and write-downs, net	(0.2)	—	—	3.6
Accounts receivable securitization costs	0.3	0.2	0.7	0.9
Other	(0.3)	0.4	0.2	0.9

	$0.1	$0.7	$2.3	$(4.3)

        The net foreign currency exchange gain for the nine months ended September 30, 2003 relates primarily to global trade and intercompany receivable and payable balances, which benefited from the impact of strengthening Euro and Japanese yen exchange rates relative to the U.S. dollar.

  Provision for (benefit from) Income Taxes

        The effective income tax rates were 36% and (505%) for the three and nine months ended September 30, 2004, respectively. The effective income tax rates were (67%) and 9% for the three and nine months ended September 30, 2003, respectively. Several items impacted the tax provision and the effective tax rates as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Provision for (benefit from) income taxes, as reported	$7.1	$(9.8)	$20.2	$5.7
Tax benefit from discontinuation of business	—	—	3.7	0.5
Tax benefit from in-process research and development	1.2	—	1.8	1.2
Tax benefit from investment impairment	—	—	0.7	—
Tax benefit from write-off of investment in Brazilian subsidiary	—	13.7	—	13.7
Tax benefit from severance charge	—	3.4	—	3.4
Other	—	—	—	(0.1)

Provision for income taxes, excluding unusual items	$8.3	$7.3	$26.4	$24.4

Effective income tax rate, as adjusted	26%	26%	26%	26%

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

        On June 28, 2004, the Company replaced its unsecured revolving credit agreement with a new unsecured five-year revolving credit agreement ("Credit Agreement"), which will expire on June 26, 2009. The Credit Agreement provides up to an aggregate of $500.0 million in one- to six-month borrowings in multiple currencies. Borrowings currently bear interest at the London interbank offering rate (LIBOR) plus 0.625%, which includes a facility fee and is subject to adjustment in the event of a change in the Company's leverage ratio, as defined by the Credit Agreement. The Company pays this facility fee regardless of available or outstanding borrowings, currently at an annual rate of 0.125%. All amounts outstanding under the Credit Agreement have been classified as long-term obligations, as these borrowings will continue to be refinanced pursuant to the Credit Agreement. As of September 30, 2004, borrowings of $119.2 million were outstanding under the Credit Agreement. The Credit Agreement contains various financial and other covenants, all of which the Company was in compliance with as of September 30, 2004.

        The Company has two securitization programs whereby certain subsidiaries in the United States and Japan sell, without recourse, on a continuous basis, an undivided interest in certain eligible pools of trade accounts receivable. As of September 30, 2004, the Company had sold a total of $78.7 million of trade accounts receivable and received funding of $68.6 million. The securitization program in the United States expires on December 21, 2004, and the Japan securitization program expires on December 3, 2005.

        At September 30, 2004, there have been no material changes in the Company's significant contractual obligations and commercial commitments as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2003.

        Net cash provided by operating activities for the nine months ended September 30, 2004 increased $64.0 million from the same period a year ago due primarily to:

  •
  higher earnings in 2004 adjusted for non-operating and non-cash items; and

  •
  increased net cash flows from receivables, payables and accrued liabilities.

        Net cash used in investing activities for the nine months ended September 30, 2004 increased $103.8 million due primarily to the acquisition of PVT and the purchase of ev3, Inc.'s technology in 2004 compared to the acquisition of Jomed and Embol-X Inc. in 2003.

        Net cash used in financing activities for the nine months ended September 30, 2004 was $1.5 million compared to net cash provided by financing activities from the same period a year ago of $11.4 million. This change is primarily due to the issuance of convertible debt in 2003.

        In May 2004, in addition to the existing second stock repurchase program, the Board of Directors approved a third stock repurchase program authorizing the Company to purchase on the open market and in privately negotiated transactions up to an additional 2.0 million shares of the Company's common stock through December 31, 2006. During the nine months ended September 30, 2004, the Company repurchased 1.0 million shares at an aggregate cost of $33.5 million and also completed the second stock repurchase program.

Critical Accounting Policies and Estimates

        The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to the Company's critical accounting policies which the Company believes could have the most significant effect on the Company's reported results and require subjective or complex judgments by management is contained on pages 35-39 in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Management believes that at September 30, 2004, there has been no material change to this information.

New Accounting and Disclosure Standards Adopted

        In September 2004, the Emerging Issues Task Force ("EITF") issued EITF Abstract Issue No. 04-8 "The Effect of Contingently Convertible Debt on Diluted Earnings per Share." The abstract addresses when the dilutive effect of contingently convertible debt investments should be included in diluted earnings per share. The effective date of this consensus will coincide with the effective date of the proposed Statement that revises Financial Accounting Standards Board ("FASB") Statement 128 "Earning Per Share," which is expected to be December 15, 2004. The Company has determined that this consensus will not have a material impact on the Company's dilutive earnings per share.

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

        At September 30, 2004, the Company had $21.9 million of investments in equity securities and had recorded unrealized losses of $8.2 million on these investments in "Accumulated Other Comprehensive Income," net of tax. Management considers these temporary in nature based upon its evaluation of the above-mentioned criteria. Should these companies experience a decline in financial condition or fail to meet certain development milestones, the decline in the investments' values may be considered other than temporary and impairment charges may be necessary.

Item 4. Controls and Procedures

        The Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company's disclosure controls and procedures as of September 30, 2004. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have determined that such controls and procedures are effective to provide reasonable assurance that information relating to the Company, including its consolidated subsidiaries, required to be disclosed in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There have been no changes in the Company's internal controls over financial reporting that were identified during the evaluation that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(a)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(a)
July 1, 2004 through July 31, 2004	90,000	$33.58	90,000	2,008,900
August 1, 2004 through August 31, 2004	8,900	$33.44	8,900	2,000,000
September 1, 2004 through September 30, 2004	104,700	$35.29	104,700	1,895,300

Total	203,600	$34.45	203,600	1,895,300

(a)
On May 6, 2003, the Company announced that the Board of Directors approved a stock repurchase program authorizing the Company to purchase on the open market and in privately negotiated transactions up to 2.0 million shares of the Company's common stock through December 31, 2005. This program was completed in August 2004. On May 12, 2004, the Company announced that the Board of Directors approved an additional stock repurchase program authorizing the Company to purchase on the open market and in privately negotiated transactions up to 2.0 million shares of the Company's common stock through December 31, 2006.

Item 6. Exhibits

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

EDWARDS LIFESCIENCES CORPORATION (Registrant)

Date: November 4, 2004	By:	/s/ CORINNE H. LYLE Corinne H. Lyle Corporate Vice President, Chief Financial Officer and Treasurer (Chief Accounting Officer)

EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

Exhibit No.	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

TABLE OF CONTENTS
Part I. Financial Information
  Item 1. Financial Statements
EDWARDS LIFESCIENCES CORPORATION CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited) (in millions, except share data)
EDWARDS LIFESCIENCES CORPORATION CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (unaudited) (in millions, except per share information)
EDWARDS LIFESCIENCES CORPORATION CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited) (in millions)
Edwards Lifesciences Corporation Notes to Consolidated Condensed Financial Statements September 30, 2004 (unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 6. Exhibits
SIGNATURE
EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION