Form 10-Q
period 2005-03-31
EDWARDS LIFESCIENCES CORP
filed 2005-05-05
CIK 1099800

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2005
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

        The number of shares outstanding of the registrant's common stock, $1.00 par value, as of April 30, 2005, was 59,535,039.

EDWARDS LIFESCIENCES CORPORATION

FORM 10-Q
For the quarterly period ended March 31, 2005

Part I. Financial Information

Item 1. Financial Statements

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(unaudited)

(in millions, except share data)

	March 31, 2005	December 31, 2004
ASSETS
Current assets
Cash and cash equivalents	$72.6	$48.9
Accounts and other receivables, net of allowances of $5.4 and $5.2, respectively	127.7	119.4
Inventories	126.1	127.7
Deferred income taxes	17.5	21.1
Prepaid expenses and other current assets	56.7	50.4

Total current assets	400.6	367.5
Property, plant and equipment, net	195.4	201.7
Goodwill	337.7	337.7
Other intangible assets, net	143.1	152.6
Investments in unconsolidated affiliates	17.3	20.6
Deferred income taxes	18.8	22.3
Other assets	10.2	10.3

	$1,123.1	$1,112.7

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$176.4	$195.4
Long-term debt	275.8	267.1
Other long-term liabilities	22.8	22.1
Commitments and contingent liabilities
Stockholders' equity
Common stock, $1.00 par value, 350,000,000 shares authorized, 64,570,521 and 64,242,836 shares issued, 59,476,121 and 59,438,236 shares outstanding at March 31, 2005 and December 31, 2004, respectively	64.6	64.2
Additional contributed capital	507.0	500.6
Retained earnings	255.3	224.1
Accumulated other comprehensive loss	(26.3)	(20.8)
Common stock in treasury, at cost, 5,094,400 and 4,804,600 shares at March 31, 2005 and December 31, 2004, respectively	(152.5)	(140.0)

Total stockholders' equity	648.1	628.1

	$1,123.1	$1,112.7

The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in millions, except per share information)

	Three Months Ended March 31,
	2005	2004
Net sales	$249.1	$235.0
Cost of goods sold	96.2	98.7

Gross profit	152.9	136.3
Selling, general and administrative expenses	85.6	76.5
Research and development expenses	25.0	21.0
Purchased in-process research and development expenses	—	81.0
Special (credit) charges, net	(2.0)	10.6
Interest expense, net	2.8	3.7
Other (income) expense, net	(1.1)	1.1

Income (loss) before provision for income taxes	42.6	(57.6)
Provision for income taxes	11.4	4.5

Net income (loss)	$31.2	$(62.1)

Share information:
Earnings (loss) per share
Basic	$0.52	$(1.04)
Diluted	$0.50	$(1.04)
Weighted average number of common shares outstanding
Basic	59.5	59.6
Diluted	64.9	59.6

The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in millions)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities
Net income (loss)	$31.2	$(62.1)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	13.6	12.7
Deferred income taxes	3.6	(0.8)
Purchased in-process research and development	—	81.0
Non-cash impact of special (credit) charges, net	(4.4)	10.6
Other	8.7	10.1
Changes in operating assets and liabilities:
Accounts and other receivables, net	(13.3)	1.6
Proceeds from accounts receivable securitization, net	(7.5)	1.1
Inventories	(2.0)	1.2
Accounts payable and accrued liabilities	(6.2)	(9.9)
Prepaid expenses	(1.9)	(6.5)
Other	(0.9)	(1.8)

Net cash provided by operating activities	20.9	37.2
Cash flows from investing activities
Capital expenditures	(6.0)	(6.0)
Investments in intangible assets	(0.7)	(6.1)
Investments in unconsolidated affiliates	(0.1)	(0.2)
Proceeds from sale of a business	9.2	—
Proceeds from asset dispositions	0.4	2.6
Acquisitions	—	(122.7)

Net cash provided by (used in) investing activities	2.8	(132.4)
Cash flows from financing activities
Proceeds from issuance of long-term debt	64.6	128.3
Payments on long-term debt	(53.8)	(50.3)
Purchases of treasury stock	(12.5)	(14.7)
Proceeds from stock plans	6.6	8.4
Other	(2.8)	—

Net cash provided by financing activities	2.1	71.7
Effect of currency exchange rate changes on cash and cash equivalents	(2.1)	0.3

Net increase (decrease) in cash and cash equivalents	23.7	(23.2)
Cash and cash equivalents at beginning of period	48.9	61.1

Cash and cash equivalents at end of period	$72.6	$37.9

The accompanying notes are an integral part of these
consolidated condensed financial statements.

Edwards Lifesciences Corporation

Notes to Consolidated Condensed Financial Statements

March 31, 2005

(unaudited)

1.    BASIS OF PRESENTATION

        These interim consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain reclassifications of previously reported amounts have been made to conform to classifications used in the current period.

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

	Three Months Ended March 31,
	2005	2004
Net income (loss), as reported	$31.2	$(62.1)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(4.0)	(3.5)

Pro forma net income (loss)	$27.2	$(65.6)

Earnings per basic share:
Reported net income (loss)	$0.52	$(1.04)
Pro forma net income (loss)	$0.46	(1.10)
Earnings per diluted share:
Reported net income (loss)	$0.50	$(1.04)
Pro forma net income (loss)	$0.43	(1.10)

        Pro forma compensation expense for stock options and employee stock purchase subscriptions was calculated using the Black-Scholes model. The pro forma expense for stock option grants was calculated with the following weighted-average assumptions for grants during the following periods:

	Three Months Ended March 31,
	2005	2004
Risk-free interest rate	3.8%	3.0%
Expected dividend yield	None	None
Expected volatility	31%	42%
Expected life (years)	4	4

        The pro forma expense for employee stock purchase subscriptions was calculated with the following weighted-average assumptions for grants during the following periods:

	Three Months Ended March 31,
	2005	2004
Risk-free interest rate	3.0%	1.5%
Expected dividend yield	None	None
Expected volatility	23%	41%
Expected life (years)	1	1

2.    PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSE

        There were no in-process research and development expenses for the three months ended March 31, 2005. On January 27, 2004, the Company acquired Percutaneous Valve Technologies, Inc. ("PVT"), a development stage company, for $125.0 million in cash, net of cash acquired, plus up to an additional $30.0 million upon the achievement of key milestones through 2007. Included in PVT's technology is a catheter-based (percutaneous) approach for replacing aortic heart valves, comprised of a proprietary percutaneously-delivered balloon-expandable stent technology integrated with a tissue heart valve. Unlike conventional open-heart valve replacement surgery, this less-invasive procedure can be performed under local anesthesia and could potentially be a breakthrough for patients seeking an alternative to open-heart surgery.

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

3.    SPECIAL (CREDIT) CHARGES, NET

        In January 2005, the Company announced that it was realigning its business in Japan as part of the Company's continued efforts to focus on its core cardiovascular businesses. The Company sold its perfusion products business in Japan to Terumo Corporation for cash consideration of between $10 million and $20 million based upon the achievement of certain milestones, of which $9.2 million was received in January 2005. The Company exited its pacemaker distribution business in Japan and is restructuring its Japanese operations. These transactions resulted in a net $2.0 million pre-tax special credit, consisting of a gain on the sale of the Company's Japan perfusion products business of $7.7 million offset by a $5.7 million charge relating to the realignment of its operations, primarily related to severance costs due to headcount reductions. As of March 31, 2005, the Company had paid $2.4 million related to severance with the remaining amount to be paid by September 2006.

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

4.    INVENTORIES

        Inventories consisted of the following (in millions):

	March 31, 2005	December 31, 2004
Raw materials	$22.4	$22.2
Work in process	21.5	18.9
Finished products	82.2	86.6

	$126.1	$127.7

5.    OTHER INTANGIBLE ASSETS

        Other intangible assets subject to amortization consisted of the following (in millions):

March 31, 2005	Patents	Unpatented Technology	Other	Total
Cost	$188.3	$36.4	$21.8	$246.5
Accumulated amortization	(79.6)	(21.1)	(2.7)	(103.4)

Net carrying value	$108.7	$15.3	$19.1	$143.1

December 31, 2004	Patents	Unpatented Technology	Other	Total
Cost	$196.3	$36.4	$23.8	$256.5
Accumulated amortization	(78.6)	(20.6)	(4.7)	(103.9)

Net carrying value	$117.7	$15.8	$19.1	$152.6

        Amortization expense related to other intangible assets was $4.2 million and $3.6 million for the quarters ended March 31, 2005 and 2004, respectively. Estimated amortization expense for each of the years ending December 31 is as follows (in millions):

2005	$16.5
2006	18.6
2007	18.7
2008	18.7
2009	17.6

6.    DEFINED BENEFITS PLANS

        The components of net periodic benefit costs for the three months ended March 31, 2005 and 2004 are as follows (in millions):

	Three Months Ended March 31,
	2005	2004
Service cost	$0.8	$0.7
Expected employee contributions	(0.1)	(0.1)
Interest cost	0.6	0.5
Expected return on plan assets	(0.5)	(0.5)
Amortization of prior service cost and other	0.1	0.1

Net periodic pension benefit cost	$0.9	$0.7

7.    INCOME TAXES

        In October 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law, which allows companies to repatriate cash into the United States at a special, temporary effective tax rate of 5.25 percent. The Company's evaluation of the amount of foreign earnings to repatriate under the Act, and the financial statement impact, is in process. As such, the Company is not in a position to decide on whether, and to what extent, foreign earnings that have not been remitted to the United States may be repatriated. Based on analysis to date, however, it is reasonably possible that between $150 million and $250 million may be repatriated. The related potential range of the income tax effect of the repatriation is currently estimated to be between $11 million and $19 million. The Company expects to be in a position to finalize its assessment later this year.

8.    COMMITMENTS AND CONTINGENCIES

        On June 29, 2000, Edwards Lifesciences filed a lawsuit against St. Jude Medical, Inc. alleging infringement of several Edwards Lifesciences United States patents. This lawsuit was filed in the United States District Court for the Central District of California, seeking monetary damages and injunctive relief. Pursuant to the terms of a January 7, 2005 settlement agreement, Edwards Lifesciences was paid $5.5 million by St. Jude, Edwards Lifesciences granted St. Jude a paid-up license for certain of its heart valve therapy products and the lawsuit was dismissed. The settlement did not have a material financial impact on the Company.

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

9.    COMPREHENSIVE INCOME (LOSS)

        Reconciliation of net income (loss) to comprehensive income (loss) is as follows (in millions):

	Three Months Ended March 31,
	2005	2004
Net income (loss)	$31.2	$(62.1)
Other comprehensive income (loss):
Currency translation adjustments, net of tax	(8.3)	(1.7)
Unrealized net (loss) gain on investments in unconsolidated affiliates, net of tax	(1.8)	1.1
Unrealized net gain on cash flow hedges, net of tax	4.8	4.2
Pension adjustment, net of tax	(0.2)	—

Comprehensive income (loss)	$25.7	$(58.5)

10.    EARNINGS PER SHARE

        Basic earnings per share is computed by dividing net income (loss) by the weighted average common shares outstanding during a period. Diluted earning per share is based on the treasury stock method and is computed by dividing net income by the weighted average common shares and potential common share equivalents outstanding during the periods presented assuming the exercise of all the in-the money stock options and conversion of contingently convertible senior debentures. Potential common share equivalents have been excluded where their inclusion would be anti-dilutive. The table below presents the computation of basic and diluted earnings (loss) per share (in millions, except per share information):

	Three Months Ended March 31,
	2005	2004
Basic:
Net income (loss)	$31.2	$(62.1)

Weighted average shares outstanding	59.5	59.6

Basic earnings (loss) per share	$0.52	$(1.04)

Assuming dilution:
Net income (loss)	$31.2	$(62.1)
Interest expense related to contingently convertible debt, net of tax	1.0	—

Net income (loss) applicable to diluted shares	$32.2	$(62.1)

Weighted average shares outstanding	59.5	59.6
Dilutive effect of contingently convertible debt	2.7	—
Dilutive effect of employee stock options	2.7	—

Dilutive weighted average shares outstanding	64.9	59.6

Diluted earnings (loss) per share	$0.50	$(1.04)

        Diluted earnings per share for the three months ended March 31, 2005 excludes 0.1 million shares related to options as the exercise price per share was greater than the average market price, resulting in an anti-dilutive effect. As the Company incurred a net loss for the three months ended March 31, 2004, diluted earnings per share excludes 2.3 million weighted average shares of potential common share equivalents as the effect is anti-dilutive. The effect of approximately 2.7 million potential common share equivalents relating to the Company's $150.0 million convertible debentures due 2033 has been excluded from the computation of diluted earnings per share for the three months ended March 31, 2004 because the result is anti-dilutive.

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

        Geographic area data includes net sales, based on product shipment destination, and long-lived tangible assets, based on physical location.

	Three Months Ended March 31,
	2005	2004
	(in millions)
Net Sales by Geographic Area
United States	$111.2	$104.5
Europe	62.4	56.9
Japan	48.9	50.7
Other countries	26.6	22.9

	$249.1	$235.0

Net Sales by Major Product Lines
Heart Valve Therapy	$116.7	$106.0
Critical Care	79.9	75.1
Cardiac Surgery Systems	25.2	27.0
Vascular	16.3	15.0
Other Distributed Products	11.0	11.9

	$249.1	$235.0

	March 31, 2005	December 31, 2004
	(in millions)
Long-Lived Tangible Assets by Geographic Area
United States	$158.0	$172.8
Other countries	64.9	59.8

	$222.9	$232.6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends the forward-looking statements contained in this report to be covered by the safe harbor provisions of such Acts. All statements other than statements of historical fact in this report or referred to or incorporated by reference into this report are "forward-looking statements" for purposes of these sections. These statements include, among other things, any predictions of earnings, revenues, expenses or other financial items, any statements of plans, strategies and objectives of management for future operations, any statements concerning the Company's future operations, financial conditions and prospects, and any statement of assumptions underlying any of the foregoing. These statements can sometimes be identified by the use of the forward-looking words such as "may," "believe," "will," "expect," "project," "estimate," "should," "anticipate," "plan," "continue," "seek," "pro forma," "forecast," or "intend" or other similar words or expressions of the negative thereof. Investors are cautioned not to unduly rely on such forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause the Company's future business, financial condition, results of operations, or performance to differ materially from the Company's historical results or those expressed in any forward-looking statements contained in this report. Investors should carefully review the information contained in, or incorporated by reference into, the Company's annual report on Form 10-K for the year ended December 31, 2004 for a description of certain of these risks and uncertainties.

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

        Edwards Lifesciences' heart valve therapy portfolio is comprised of tissue heart valves and heart valve repair products. A pioneer in the development and commercialization of heart valve products, Edwards Lifesciences is the world's leading manufacturer of tissue heart valves and repair products used to replace or repair a patient's diseased or defective heart valve. In the critical care area, Edwards Lifesciences is a world leader in hemodynamic monitoring systems used to measure a patient's heart function, in disposable pressure transducers, and in central venous access products for fluid and drug delivery. The Company's cardiac surgery systems portfolio comprises a diverse line of products for use during cardiac surgery including oxygenators, blood containers, filters and other disposable products used during cardiopulmonary bypass procedures, as well as cannulae and transmyocardial revascularization ("TMR") technology. Edwards Lifesciences' vascular portfolio includes a line of balloon catheter-based products, surgical clips and inserts, artificial implantable grafts, and stents used in the treatment of peripheral vascular disease. Lastly, other distributed products include sales of intra-aortic balloon pumps and other products sold primarily though the Company's distribution network in Japan.

        The health care marketplace continues to be competitive with strong local and global competitors. Global demand for healthcare is increasing as the population ages. There is mounting pressure to contain healthcare costs in the face of this increasing demand, which has resulted in pricing and market share pressures. Management expects these trends to continue.

Results of Operations

  Net Sales Trends

        The following is a summary of United States and international net sales (dollars in millions):

	Three Months Ended March 31,
				Percent Change
	2005	2004	Change
United States	$111.2	$104.5	$6.7	6.4%
International	137.9	130.5	7.4	5.7%

Total net sales	$249.1	$235.0	$14.1	6.0%

        The increase in net sales in the United States for the three months ended March 31, 2005 was due primarily to increased sales in heart valve therapy products, which was driven by sales of the Company's Carpentier-Edwards PERIMOUNT Magna valve.

        The increase in international net sales can be explained primarily by:

  •
  foreign currency exchange rate fluctuations which increased net sales by $5.4 million (primarily the strengthening of the Euro and the Japanese yen against the United States dollar);

  •
  heart valve therapy products, which increased net sales by $2.5 million driven primarily by strong PERIMOUNT valve sales in Europe; and

  •
  critical care, vascular and cardiac surgery products, which increased net sales by $4.1 million;

        partially offset by a decrease in net sales of $6.1 million due to the impact of discontinued businesses.

        The impact of foreign currency exchange rate fluctuations on net sales would not necessarily be indicative of the impact on net income due to the corresponding effect of foreign currency exchange rate fluctuations on international manufacturing and operating costs, and Edwards Lifesciences' hedging activities.

  Net Sales by Product Line

        The following table is a summary of net sales by product line (dollars in millions):

	Three Months Ended March 31,
				Percent Change
	2005	2004	Change
Heart Valve Therapy	$116.7	$106.0	$10.7	10.1%
Critical Care	79.9	75.1	4.8	6.4%
Cardiac Surgery Systems	25.2	27.0	(1.8)	(6.7)%
Vascular	16.3	15.0	1.3	8.7%
Other Distributed Products	11.0	11.9	(0.9)	(7.6)

Total net sales	$249.1	$235.0	$14.1	6.0%

Heart Valve Therapy

        The net sales growth of heart valve therapy products for the three months ended March 31, 2005 can be explained primarily by:

  •
  pericardial tissue valves, which increased net sales by $6.3 million primarily as a result of strong market adoption of the Company's Carpentier-Edwards PERIMOUNT Magna valve in the United States and Europe; and

  •
  currency exchange rate fluctuations, which increased net sales by $2.2 million (primarily the strengthening of the Euro and Japanese yen against the United States dollar).

        As the Company's Carpentier-Edwards PERIMOUNT Magna valve and the other recently introduced products have been well received globally, the Company expects that sales growth of the heart valve therapy product line in 2005 will reach at least 10%. During the year the Company will expand the availability of its Carpentier-Edwards PERIMOUNT Magna valve and its Carpentier-Edwards PERIMOUNT Magna valve with ThermaFix, an anti-calcification process. In April 2005, the Company unveiled in the United States its PERIMOUNT Theon mitral pericardial valve system, which is based on its existing mitral pericardial technology, and includes enhancements and additional accessories along with its new ThermaFix tissue treatment.

        In Japan, the Company launched its Edwards PrimaPlus stentless valve in January 2005. This introduction strengthens the Company's leadership in tissue valves in the region and has reinforced the Company's expectation of heart valve growth in Japan during 2005.

        The Company expects to strengthen its market leadership position in heart valve repair products with the introduction in 2005 of new products with indication-specific designs.

  Critical Care

        The net sales growth of critical care products for the three months ended March 31, 2005 can be explained primarily by:

  •
  pressure monitoring products, which increased net sales by $2.1 million driven primarily by market share gains;

  •
  currency exchange rate fluctuations, which increased net sales by $1.9 million (primarily the strengthening of the Euro and the Japanese yen against the United States dollar); and

  •
  sales of advanced technology catheters, which increased net sales by $1.7 million;

        partially offset by decreased sales of base catheter products.

        Critical care products have been, and are expected to be, significant contributors to the Company's total sales. Minimally invasive monitoring systems, featuring the Company's FloTrac system, represent a new and market-expanding opportunity for the Company. The Company launched its FloTrac system in Europe in the first quarter of 2005 and in the United States in April 2005. The Company believes that the FloTrac system will help drive critical care growth in future years.

  Cardiac Surgery Systems

        The net sales decrease of cardiac surgery systems for the three months ended March 31, 2005 can be explained primarily by the sale of the Company's perfusion products business in Japan in January 2005 and the sale of the Company's Italian perfusion services businesses in June 2004, which together decreased net sales by $3.1 million. The decrease was partially offset by:

  •
  currency exchange rate fluctuations, which increased net sales by $0.6 million (primarily the strengthening of the Euro and Japanese yen against the United States dollar); and

  •
  cannulae products, which increased net sales by $0.6 million driven primarily by market share gains.

        In January 2005, the Company sold its Japan perfusion products business and expects to complete transitioning the business to the buyer in 2006. Throughout the transition period, the Company will continue to act as supplier and expects sales to the buyer of approximately $12.0 million in 2005.

  Vascular

        The net sales growth of vascular products for the three months ended March 31, 2005 can be explained primarily by:

  •
  interventional products, which increased net sales by $1.5 million; and

  •
  currency exchange rate fluctuations, which increased net sales by $0.4 million (primarily the strengthening of the Euro against the United States dollar);

        partially offset by the discontinuation of the Lifepath AAA program in June 2004.

        In March 2005, the Company reached sufficient inventory levels of its self-expanding stents enabling the Company to begin consignment of the entire LifeStent product line. The Company is continuing to broaden the availability of LifeStent in the United States and Europe.

  Other Distributed Products

        The decrease in net sales of other distributed products for the three months ended March 31, 2005 can be explained primarily by the discontinuation of sales in Japan of certain lower margin distributed cardiology products in September 2004 and the exit of the Japan pacemaker business during the first quarter of 2005.

  Gross Profit

	Three Months Ended March 31,
	2005	2004	Change
Gross profit as a percentage of net sales	61.4%	58.0%	3.4%

        Gross profit as a percentage of net sales for the three months ended March 31, 2005 increased compared to the same period in the prior year due primarily to a 2.8 percentage point increase from the favorable impact of foreign currency, including the expiration of currency hedging contracts in 2004, and sales of higher margin heart valve products (0.7 percentage points).

  Selling, General and Administrative (SG&A) Expenses

  (dollars in millions)

	Three Months Ended March 31,
	2005	2004	Change
SG&A expenses	$85.6	$76.5	$9.1
SG&A expenses as a percentage of net sales	34.4%	32.6%	1.8%

        The increase in selling, general and administrative expenses for the three months ended March 31, 2005 is due primarily to higher sales and marketing expenses related to the Company's United States peripheral stent and heart valve therapy products, and higher international expenses due to foreign exchange rates ($1.8 million).

        The increase in selling, general and administrative expenses as a percentage of net sales for the three months ended March 31, 2005 is due primarily to the increased investment in United States sales and marketing expenses in the peripheral stent and heart valve therapy product lines.

  Research and Development Expenses

  (dollars in millions)

	Three Months Ended March 31,
	2005	2004	Change
Research and development expenses	$25.0	$21.0	$4.0
Research and development expenses as a percentage of net sales	10.0%	8.9%	1.1%

        The increase in research and development expenses and research and development expenses as a percentage of net sales for the three months ended March 31, 2005 resulted primarily from additional investment in the Company's percutaneous heart valve programs.

        Significant progress has been made in the Company's three percutaneous heart valve programs. In its percutaneous aortic valve program, the Company expects to obtain a CE mark in Europe in 2006. A conditional Investigational Device Exemption ("IDE") was granted in the United States with several patients already treated in the first quarter of 2005 and the Company is on track to complete the feasibility trials by the end of 2005. It is anticipated that broad commercialization in the United States will occur in three to four years. The Humanitarian Device Exemption ("HDE") filing in the United States has been postponed.

        In the Company's coronary sinus program, several patients have been treated as part of its feasibility study being conducted in Europe and Canada. It is the Company's goal to complete this clinical feasibility study by the end of 2005.

        In the Company's edge-to-edge mitral repair program, the first patient was treated in Europe in the first quarter of 2005. This feasibility study, being conducted in Europe and Canada, is expected to be complete by the end of 2005.

  Purchased in-process Research and Development Expenses

        There were no in-process research and development charges for the three months ended March 31, 2005. On January 27, 2004, the Company acquired Percutaneous Valve Technologies, Inc. ("PVT"), a development stage company, for $125.0 million in cash, net of cash acquired, plus up to an additional $30.0 million upon the achievement of key milestones through 2007. Included in PVT's technology is a catheter-based (percutaneous) approach for replacing aortic heart valves, comprised of a proprietary percutaneously-delivered balloon-expandable stent technology integrated with a tissue heart valve. Unlike conventional open-heart valve replacement surgery, this less-invasive procedure can be performed under local anesthesia and could potentially be a breakthrough for patients seeking an alternative to open-heart surgery.

        At the time of the acquisition, the PVT aortic heart valve was being used in compassionate cases in Europe, and these clinical results had generated valuable feasibility data. It had been demonstrated that a heart valve could be successfully deployed and anchored using a catheter-based system. Also at that time, the Company was expecting to obtain a CE mark in Europe by the end of 2005 and to file for an HDE in the United States. Upon approval of the HDE, the Company would be able to offer this device to as many as 4,000 patients per year. Broader commercialization in the United States was expected to begin with the submission of an IDE by the end of the second quarter of 2004 followed by the commencement of a pivotal trial in 2005 and possible pre-market approval by the end of 2007. The risks and uncertainties associated with completing development within a reasonable period of time included those related to the design, development and manufacturability of the product, the success of pre-clinical and clinical studies and the timing of European and United States regulatory approvals.

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

  Special (Credit) Charges, net

        In January 2005, the Company announced that it was realigning its business in Japan as part of the Company's continued efforts to focus on its core cardiovascular businesses. The Company sold its perfusion products business in Japan to Terumo Corporation for cash consideration of between $10 million and $20 million, based upon the achievement of certain milestones, of which $9.2 million was received in January 2005. The Company exited its pacemaker distribution business in Japan and is restructuring its Japanese operations. These transactions resulted in a net $2.0 million pre-tax special credit, consisting of a gain on the sale of the Company's Japan perfusion products business of $7.7 million offset by a $5.7 million charge relating to the realignment of its operations, primarily related to severance costs due to headcount reductions. As of March 31, 2005, the Company had paid $2.4 million related to severance with the remaining amount to be paid by September 2006.

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

  Interest Expense, net

        Interest expense, net was $2.8 million and $3.7 million for the three months ended March 31, 2005 and 2004, respectively. The decrease for the three months ended March 31, 2005 resulted primarily from a lower average debt balance.

  Other (Income) Expense, net

        The following is a summary of other (income) expense, net (in millions):

	Three Months Ended March 31,
	2005	2004
Foreign exchange (gain) loss, net	$(1.8)	$0.5
Asset dispositions and write-downs, net	0.4	—
Accounts receivable securitization costs	0.3	0.2
Other	—	0.4

	$(1.1)	$1.1

        The net foreign exchange gain for the three months ended March 31, 2005 relates primarily to global trade and intercompany receivable and payable balances, which benefited from the impact of strengthening Euro and Japanese yen exchange rates relative to the United States dollar.

  Provision for Income Taxes

        The effective income tax rates were 27% and (8)% for the three months ended March 31, 2005 and 2004, respectively. The (8)% effective income tax rate for the three months ended March 31, 2004 was impacted by the PVT acquisition. Of the $81.0 million purchased in-process research and development expenses, $1.7 million related to tax deductible payments, and the remaining $79.3 million is permanently disallowed for income tax purposes.

        In October 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law, which allows companies to repatriate cash into the United States at a special, temporary effective tax rate of 5.25 percent. The Company's evaluation of the amount of foreign earnings to repatriate under the Act, and the financial statement impact, is in process. As such, the Company is not in a position to decide on whether, and to what extent, foreign earnings that have not been remitted to the United States may be repatriated. Based on analysis to date, however, it is reasonably possible that between $150 million and $250 million may be repatriated. The related potential range of the income tax effect of the repatriation is currently estimated to be between $11 million and $19 million. The Company expects to be in a position to finalize its assessment later this year.

Liquidity and Capital Resources

        The Company's sources of cash liquidity include cash on hand and cash equivalents, amounts available under credit facilities, accounts receivable securitization facilities and cash from operations. The Company believes that these sources are sufficient to fund the current requirements of working capital, capital expenditures and other financial commitments. The Company further believes that it has the financial flexibility to attract long-term capital to fund short-term and long-term growth objectives. However, no assurances can be given that such long-term capital will be available to the Company on favorable terms, or at all.

        As of March 31, 2005, the Company had an unsecured revolving credit agreement ("the Credit Agreement"), expiring on June 26, 2009, which provides up to an aggregate of $500.0 million in one-to six-month borrowings in multiple currencies. Borrowings currently bear interest at the London interbank offering rate ("LIBOR") plus 0.5%, which includes a facility fee and is subject to adjustment in the event of a change in the Company's leverage ratio, as defined by the Credit Agreement. The Company pays this facility fee regardless of available or outstanding borrowings, currently at an annual rate of 0.1%. As of March 31, 2005, borrowings of $125.8 million were outstanding under the Credit

Agreement. The Credit Agreement contains various financial and other covenants, all of which the Company was in compliance with at March 31, 2005.

        The Company has two securitization programs whereby certain subsidiaries in the United States and Japan sell, without recourse, on a continuous basis, an undivided interest in certain eligible pools of trade accounts receivable. As of March 31, 2005, the Company had sold a total of $85.4 million of trade accounts receivable and received funding of $71.1 million. The United States securitization program expires on December 19, 2005 and the Japan securitization program expires on December 3, 2005.

        At March 31, 2005, there have been no material changes in the Company's significant contractual obligations and commercial commitments as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2004.

        Cash flows provided by operating activities for the three months ended March 31, 2005 decreased $16.3 million from the same period a year ago which can be explained primarily by:

  •
  decreased net cash flows from accounts receivables due to increased sales levels; and

  •
  decreased net cash flows from accounts receivable securitization programs from a reduction of the amount securitized associated with the sale of the perfusion products business in Japan.

        Net cash provided by investing activities in the three months ended March 31, 2005 consisted primarily of proceeds from the sale of the Japan perfusion products business.

        Net cash used in investing activities in the three months ended March 31, 2004 consisted primarily of the acquisition of PVT.

        Net cash provided by financing activities in the three months ended March 31, 2005 consisted primarily of the net proceeds from issuance of long term debt of $10.8 million and proceeds from stock plans of $6.6 million partially offset by purchases of treasury stock of $12.5 million.

        Net cash provided by financing activities in the three months ended March 31, 2004 consisted primarily of net proceeds from issuance of long-term debt of $78.0 million, primarily to finance the acquisition of PVT.

Critical Accounting Policies

        The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to the Company's critical accounting policies which the Company believes could have the most significant effect on the Company's reported results and require subjective or complex judgments by management is contained on pages 37-40 in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Company's Annual Report on Form 10-K for the year ended December 31, 2004. Management believes that at March 31, 2005, there has been no material change to this information.

Effects of Recent Accounting Pronouncements

        In December 2004, the FASB issued a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123R"). This Statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. FAS 123R eliminates the alternative to use Opinion 25's intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. FAS 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). This revision is effective for the first interim or annual reporting period that begins after June 15, 2005. On April 15, 2005, the Securities and Exchange Commission released a rule that amends the date for compliance so that the Company is not required to prepare financial statements in accordance with FAS 123R until the first quarter of 2006. The Company is still assessing the impact that adoption of FAS 123R will have on its consolidated financial statements; however, the Company believes that adoption of this standard will result in a charge to reported earnings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

  Interest Rate Risk

        For a complete discussion of the Company's exposure to interest rate risk, refer to Item 7A "Quantitative and Qualitative Disclosures About Market Risk" on pages 41-43 of the Company's Annual Report on Form 10-K for the year ended December 31, 2004. There have been no significant changes from the information discussed therein.

  Currency Risk

        For a complete discussion of the Company's exposure to foreign currency risk, refer to Item 7A "Quantitative and Qualitative Disclosures About Market Risk" on pages 41-43 of the Company's Annual Report on Form 10-K for the year ended December 31, 2004. There have been no significant changes from the information discussed therein.

  Credit Risk

        For a complete discussion of the Company's exposure to credit risk, refer to Item 7A "Quantitative and Qualitative Disclosures About Market Risk" on pages 41-43 of the Company's Annual Report on Form 10-K for the year ended December 31, 2004. There have been no significant changes from the information discussed therein.

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

        At March 31, 2005, the Company had $17.3 million of investments in equity securities and had recorded unrealized losses of $6.4 million on these investments in "Accumulated Other Comprehensive Income," net of tax. Management considers these temporary in nature based upon its evaluation of the above-mentioned criteria. Should these companies experience a decline in financial condition or fail to meet certain development milestones, the decline in the investments' values may be considered other than temporary and impairment charges may be necessary.

Item 4.  Controls and Procedures

        The Company's management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the Company's disclosure controls and procedures as of March 31, 2005. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have determined that such controls and procedures are effective to provide reasonable assurance that information relating to the Company, including its consolidated subsidiaries, required to be disclosed in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There have been no changes in the Company's internal controls over financial reporting that were identified during the evaluation that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        On June 29, 2000, Edwards Lifesciences filed a lawsuit against St. Jude Medical, Inc. alleging infringement of several Edwards Lifesciences United States patents. This lawsuit was filed in the United States District Court for the Central District of California, seeking monetary damages and injunctive relief. Pursuant to the terms of a January 7, 2005 settlement agreement, Edwards Lifesciences was paid $5.5 million by St. Jude, Edwards Lifesciences granted St. Jude a paid-up license for certain of its heart valve therapy products and the lawsuit was dismissed. The settlement did not have a material financial impact on the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	(a) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2005 through January 31, 2005	15,000	$39.92	15,000	1,180,400
February 1, 2005 through February 28, 2005	55,000	$41.10	55,000	1,125,400
March 1, 2005 through March 31, 2005	219,800	$43.58	219,800	905,600

Total	289,800	$42.92	289,800	905,600

(a)
On May 12, 2004, the Company announced that the Board of Directors approved a stock repurchase program authorizing the Company to purchase on the open market and in privately negotiated transactions up to 2.0 million shares of the Company's common stock through December 31, 2006.

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

EDWARDS LIFESCIENCES CORPORATION
(Registrant)
Date: May 4, 2005	By:	/s/ CORINNE H. LYLE Corinne H. Lyle Corporate Vice President, Chief Financial Officer and Treasurer (Chief Accounting Officer)

EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

Exhibit No.	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

TABLE OF CONTENTS
Part I. Financial Information
  Item 1. Financial Statements
EDWARDS LIFESCIENCES CORPORATION CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited) (in millions, except share data)
EDWARDS LIFESCIENCES CORPORATION CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (unaudited) (in millions, except per share information)
EDWARDS LIFESCIENCES CORPORATION CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited) (in millions)
Edwards Lifesciences Corporation Notes to Consolidated Condensed Financial Statements March 31, 2005 (unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 6. Exhibits
SIGNATURE
EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION