Form 10-Q
period 2005-06-30
EDWARDS LIFESCIENCES CORP
filed 2005-08-05
CIK 1099800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2005
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

The number of shares outstanding of the registrant’s common stock, $1.00 par value, as of July 30, 2005, was 59,801,024.

EDWARDS LIFESCIENCES CORPORATION

FORM 10-Q
For the quarterly period ended June 30, 2005

Part I. Financial Information

Item 1.   Financial Statements

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)
(in millions, except share data)

	June 30, 2005	December 31, 2004
ASSETS
Current assets
Cash and cash equivalents	$96.1	$48.9
Accounts and other receivables, net of allowances of $5.5 and $5.2, respectively	124.9	119.4
Inventories	131.3	127.7
Deferred income taxes	15.0	21.1
Prepaid expenses and other current assets	69.8	50.4
Total current assets	437.1	367.5
Property, plant and equipment, net	193.0	201.7
Goodwill	337.7	337.7
Other intangible assets, net	145.9	152.6
Investments in unconsolidated affiliates	14.1	20.6
Deferred income taxes	13.2	22.3
Other assets	9.8	10.3
	$1,150.8	$1,112.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$190.4	$195.4
Long-term debt	269.6	267.1
Other long-term liabilities	29.1	22.1
Commitments and contingencies
Stockholders’ equity
Common stock, $1.00 par value, 350,000,000 shares authorized, 64,975,186 and 64,242,836 shares issued, 59,800,586 and 59,438,236 shares outstanding at June 30, 2005 and December 31, 2004, respectively	65.0	64.2
Additional contributed capital	517.5	500.6
Retained earnings	269.1	224.1
Accumulated other comprehensive income (loss)	(33.9)	(20.8)
Common stock in treasury, at cost, 5,174,600 and 4,804,600 shares at June 30, 2005 and December 31, 2004, respectively	(156.0)	(140.0)
Total stockholders’ equity	661.7	628.1
	$1,150.8	$1,112.7

The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	$258.2	$234.6	$507.3	$469.6
Cost of goods sold	97.9	92.4	194.1	191.1
Gross profit	160.3	142.2	313.2	278.5
Selling, general and administrative expenses	90.1	81.0	175.7	157.5
Research and development expenses	24.2	20.7	49.2	41.7
Purchased in-process research and development expenses	—	—	—	81.0
Special charges	27.6	1.7	25.6	12.3
Interest expense, net	3.3	3.6	6.1	7.3
Other (income) expense, net	(0.2)	1.1	(1.3)	2.2
Income (loss) before provision for income taxes	15.3	34.1	57.9	(23.5)
Provision for income taxes	1.4	8.6	12.8	13.1
Net income (loss)	$13.9	$25.5	$45.1	$(36.6)
Share information:
Earnings (loss) per share:
Basic	$0.23	$0.43	$0.76	$(0.61)
Diluted	$0.22	$0.41	$0.72	$(0.61)
Weighted average number of common shares outstanding:
Basic	59.6	59.5	59.5	59.6
Diluted	62.4	64.8	65.1	59.6

The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities
Net income (loss)	$45.1	$(36.6)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	27.8	25.6
Deferred income taxes	2.3	0.7
Purchased in-process research and development	—	81.0
Special charges	—	12.3
Other	11.5	11.3
Changes in operating assets and liabilities:
Accounts and other receivables, net	(15.5)	(0.2)
Proceeds from accounts receivable securitization, net	(9.2)	4.6
Inventories	(9.9)	(6.6)
Accounts payable and accrued liabilities	9.9	(4.2)
Prepaid expenses and other current assets	(7.0)	(15.1)
Other	(1.5)	(3.4)
Net cash provided by operating activities	53.5	69.4
Cash flows from investing activities
Capital expenditures	(15.8)	(14.9)
Investments in intangible assets	(0.9)	(7.1)
Investments in unconsolidated affiliates	(0.7)	(0.6)
Acquisitions	—	(122.7)
Proceeds from asset dispositions	1.4	2.6
Proceeds from sale of business	9.2	2.9
Net cash used in investing activities	(6.8)	(139.8)
Cash flows from financing activities
Proceeds from issuance of long-term debt	99.6	157.1
Payments on long-term debt	(93.8)	(98.2)
Purchases of treasury stock	(16.0)	(26.5)
Proceeds from stock plans	14.7	19.1
Other	3.6	(1.5)
Net cash provided by financing activities	8.1	50.0
Effect of currency exchange rate changes on cash and cash equivalents	(7.6)	(0.7)
Net increase (decrease) in cash and cash equivalents	47.2	(21.1)
Cash and cash equivalents at beginning of period	48.9	34.2
Cash and cash equivalents at end of period	$96.1	$40.0
Supplemental disclosure of non-cash activities:
Installment purchase of patents	$8.0	—

The accompanying notes are an integral part of these
consolidated condensed financial statements.

Edwards Lifesciences Corporation
Notes to Consolidated Condensed Financial Statements
June 30, 2005
(unaudited)

1.   BASIS OF PRESENTATION

These interim consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain reclassifications of previously reported amounts have been made to conform to classifications used in the current period.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss), as reported	$13.9	$25.5	$45.1	$(36.6)
Add: Stock-based employee compensation included in reported net income, net of related taxes	0.3	—	0.3	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(3.7)	(3.9)	(7.7)	(7.4)
Pro forma net income (loss)	$10.5	$21.6	$37.7	$(44.0)
Earnings per basic share:
Reported net income (loss)	$0.23	$0.43	$0.76	$(0.61)
Pro forma net income (loss)	$0.18	$0.36	$0.63	$(0.74)
Earnings per diluted share:
Reported net income (loss)	$0.22	$0.41	$0.72	$(0.61)
Pro forma net income (loss)	$0.17	$0.35	$0.60	$(0.74)

Edwards Lifesciences Corporation
Notes to Consolidated Condensed Financial Statements (Continued)
June 30, 2005
(unaudited)

1.   BASIS OF PRESENTATION (Continued)

Pro forma compensation expense for stock options and employee stock purchase subscriptions was calculated using the Black-Scholes model. The pro forma expense for stock option grants was calculated with the following weighted-average assumptions for grants during the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Risk-free interest rate	3.8%	3.7%	3.8%	3.4%
Expected dividend yield	None	None	None	None
Expected volatility	30%	41%	30%	41%
Expected life (years)	4	4	4	4

The pro forma expense for employee stock purchase subscriptions was calculated with the following weighted-average assumptions for grants during the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Risk-free interest rate	3.7%	1.4%	3.3%	1.5%
Expected dividend yield	None	None	None	None
Expected volatility	23%	41%	23%	41%
Expected life (years)	1	1	1	1

2.   PURCHASED IN PROCESS RESEARCH AND DEVELOPMENT EXPENSE

There were no in-process research and development expenses for the six months ended June 30, 2005. On January 27, 2004, the Company acquired Percutaneous Valve Technologies, Inc. (“PVT”), a development stage company, for $125.0 million in cash, net of cash acquired, plus up to an additional $30.0 million upon the achievement of key milestones through 2007. Included in PVT’s technology is a catheter-based (percutaneous) approach for replacing aortic heart valves, comprised of a proprietary percutaneously-delivered, balloon-expandable stent technology integrated with a tissue heart valve. Unlike conventional open-heart valve replacement surgery, this less-invasive procedure can be performed under local anesthesia and could potentially be a breakthrough for patients seeking an alternative to open-heart surgery.

At the time of acquisition, the PVT aortic heart valve was being used in compassionate cases in Europe, and these clinical results had generated valuable feasibility data. It had been demonstrated that a heart valve could be successfully deployed and anchored using a catheter-based system. Also at that time, the Company was expecting to obtain a CE mark in Europe by the end of 2005 and to file for a Humanitarian Device Exemption (“HDE”) in the United States. Upon approval of the HDE, the Company would be able to offer this device to as many as 4,000 patients per year. Broader commercialization in the United States was expected to begin with the submission of an Investigational Device Exemption (“IDE”) by the end of the second quarter of 2004 followed by the commencement of a

Edwards Lifesciences Corporation
Notes to Consolidated Condensed Financial Statements (Continued)
June 30, 2005
(unaudited)

2.   PURCHASED IN PROCESS RESEARCH AND DEVELOPMENT EXPENSE (Continued)

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

The information in this Note 2 related to regulatory milestones reflects the Company’s expectations at the time of the PVT acquisition and is not updated to reflect subsequent events.

3.   SPECIAL CHARGES, NET

In June 2005, the Company recorded a special charge of $22.8 million related to the restructuring of development and supply agreements between 3F Therapeutics, Inc. and PVT that were established prior to the Company’s acquisition of PVT in early 2004. Under the terms of the new agreements, the Company paid $23.0 million in cash with an additional payment of $2.0 million, to be paid if certain conditions are met, and obtained the rights to self-manufacture all components of its percutaneous heart valves and certain technology licenses. The Company recorded $0.2 million to patents and trademarks related to the licenses.

During the quarter ended June 30, 2005, the Company recorded a non-cash special charge of $4.8 million related to the other-than-temporary impairment of investments in two unconsolidated affiliates.

In January 2005, the Company announced that it was realigning its business in Japan as part of the Company’s continued efforts to focus on its core cardiovascular businesses. The Company sold its perfusion products business in Japan to Terumo Corporation for cash consideration of between $10 million and $20 million based upon the achievement of certain milestones, of which $9.2 million was received in January 2005. The Company exited its pacemaker distribution business in Japan and restructured its Japanese operations. These transactions resulted in a net $2.0 million pre-tax special credit, consisting of a gain on the sale of the Company’s Japan perfusion products business of $7.7 million offset by a $5.7 million charge relating to the realignment of its operations, primarily related to severance costs due to headcount reductions. As of June 30, 2005, the Company had paid $2.8 million related to severance with the remaining amount to be paid by September 2006.

In June 2004, the Company recorded a non-cash special charge of $1.7 million related to the other-than-temporary impairment of investments in two unconsolidated affiliates.

Edwards Lifesciences Corporation
Notes to Consolidated Condensed Financial Statements (Continued)
June 30, 2005
(unaudited)

3.   SPECIAL CHARGES, NET (Continued)

In March 2004, due to a re-prioritization of the Company’s investment initiatives, the Company discontinued its sales effort of its Lifepath AAA endovascular graft program. Edwards Lifesciences recorded a special charge of $8.4 million primarily related to inventory and contractual clinical obligations. In addition, the Company decided to discontinue certain lower margin cardiology products in Japan later that year and recorded a $2.2 million charge in 2004 primarily related to other non-productive assets.

4.   INVENTORIES

Inventories consisted of the following (in millions):

	June 30, 2005	December 31, 2004
Raw materials	$22.7	$22.2
Work in process	22.2	18.9
Finished products	86.4	86.6
	$131.3	$127.7

5.   OTHER INTANGIBLE ASSETS

Other intangible assets subject to amortization consisted of the following (in millions):

June 30, 2005	Patents	Unpatented Technology	Other	Total
Cost	$195.4	$36.4	$22.0	$253.8
Accumulated amortization	(83.2)	(21.8)	(2.9)	(107.9)
Net carrying value	$112.2	$14.6	$19.1	$145.9

December 31, 2004	Patents	Unpatented Technology	Other	Total
Cost	$196.3	$36.4	$23.8	$256.5
Accumulated amortization	(78.6)	(20.6)	(4.7)	(103.9)
Net carrying value	$117.7	$15.8	$19.1	$152.6

Amortization expense related to other intangible assets was $4.6 million and $3.8 million for the three months ended June 30, 2005 and 2004, respectively and $8.8 million and $7.5 million for the six months ended June 30, 2005 and 2004, respectively.

Edwards Lifesciences Corporation
Notes to Consolidated Condensed Financial Statements (Continued)
June 30, 2005
(unaudited)

5.   OTHER INTANGIBLE ASSETS (Continued)

Estimated amortization expense for each of the five years ending December 31 is as follows (in millions):

2005	$16.5
2006	18.6
2007	18.7
2008	18.7
2009	17.6

6.   DEFINED BENEFIT PLANS

The components of net periodic benefit costs for the three and six months ended June 30, 2005 and 2004, are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Service cost	$0.7	$0.7	$1.5	$1.3
Expected employee contributions	—	(0.1)	(0.1)	(0.1)
Interest cost	0.5	0.5	1.1	1.0
Expected return on plan assets	(0.5)	(0.5)	(1.0)	(1.0)
Amortization of prior service cost and other	0.2	0.1	0.3	0.1
Net periodic pension benefit cost	$0.9	$0.7	$1.8	$1.3

7.   INCOME TAXES

The American Jobs Creation Act of 2004 (the “Act”) allows companies to repatriate cash into the United States at a special, temporary effective tax rate of 5.25 percent. The Company is evaluating the amount of foreign earnings to repatriate under the Act and the financial statement impact thereof. As such, the Company is not yet in a position to decide on whether, or to what extent, foreign earnings that have not been remitted to the United States may be repatriated under the Act. The Company’s current analysis indicates that the higher end of $150 million to $250 million may be repatriated with a potential income tax effect between $6 million and $16 million. The Company expects to be in a position to finalize its assessment later this year.

8.   COMMITMENTS AND CONTINGENCIES

On August 18, 2003, Edwards Lifesciences filed a lawsuit against Medtronic, Inc., Medtronic AVE, Cook, Inc. and W.L. Gore & Associates alleging infringement of a patent exclusively licensed to the Company. The lawsuit was filed in the United States District Court for the Northern District of California, seeking monetary damages and injunctive relief. On September 2, 2003, a second patent exclusively licensed to the Company was added to the lawsuit. On September 2, 2003, a second patent exclusively

Edwards Lifesciences Corporation
Notes to Consolidated Condensed Financial Statements (Continued)
June 30, 2005
(unaudited)

8.   COMMITMENTS AND CONTINGENCIES (Continued)

licensed to the Company was added to the lawsuit. Each of the defendants has answered and asserted various affirmative defenses and counterclaims. Discovery is proceeding.

In addition, Edwards Lifesciences is or may be a party to, or may be otherwise responsible for, pending or threatened lawsuits related primarily to products and services currently or formerly manufactured or performed, as applicable, by Edwards Lifesciences. Such cases and claims raise difficult and complex factual and legal issues and are subject to many uncertainties and complexities, including, but not limited to, the facts and circumstances of each particular case or claim, the jurisdiction in which each suit is brought, and differences in applicable law. Upon resolution of any pending legal matters, Edwards Lifesciences may incur charges in excess of presently established reserves. While any such charge could have a material adverse impact on Edwards Lifesciences’ net income or liquidity in the period in which it is recorded or paid, management does not believe that any such charge would have a material adverse effect on Edwards Lifesciences’ consolidated financial position, results of operations or liquidity.

Edwards Lifesciences is also subject to various environmental laws and regulations both within and outside of the United States. The operations of Edwards Lifesciences, like those of other medical device companies, involve the use of substances regulated under environmental laws, primarily in manufacturing and sterilization processes. While it is difficult to quantify the potential impact of compliance with environmental protection laws, management believes that such compliance will not have a material impact on Edwards Lifesciences’ consolidated financial position, results of operations or liquidity.

9.   COMPREHENSIVE INCOME (LOSS)

Reconciliation of net income (loss) to comprehensive income (loss) is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss)	$13.9	$25.5	$45.1	$(36.6)
Other comprehensive (loss) income
Currency translation adjustments	(11.0)	(4.5)	(19.3)	(6.2)
Unrealized net (loss) gain on investments in unconsolidated affiliates	(3.1)	(5.7)	(4.9)	(4.6)
Unrealized net gain (loss) on cash flow hedges, net of tax	6.5	1.5	11.3	5.7
Pension adjustment, net of tax	—	—	(0.2)	—
Comprehensive income (loss)	$6.3	$16.8	$32.0	$(41.7)

10.   EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income (loss) by the weighted average common shares outstanding during a period. Diluted earnings per share is based on the treasury stock method and is computed by dividing net income by the weighted average common shares and potential common share equivalents outstanding during the periods presented assuming the exercise of all the in-the money stock

Edwards Lifesciences Corporation
Notes to Consolidated Condensed Financial Statements (Continued)
June 30, 2005
(unaudited)

10.   EARNINGS PER SHARE (Continued)

options and conversion of contingently convertible senior debentures. Potential common share equivalents have been excluded where their inclusion would be anti-dilutive. The table below presents the computation of basic and diluted earnings (loss) per share (in millions, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Basic:
Net income (loss)	$13.9	$25.5	$45.1	$(36.6)
Weighted average shares outstanding	59.6	59.5	59.5	59.6
Basic earnings (loss) per share	$0.23	$0.43	$0.76	$(0.61)
Assuming dilution:
Net income (loss)	$13.9	$25.5	$45.1	$(36.6)
Interest expense related to contingently convertible debt, net of tax	—	1.0	2.0	—
Net income (loss) applicable to diluted shares	$13.9	$26.5	$47.1	$(36.6)
Weighted average shares outstanding	59.6	59.5	59.5	59.6
Dilutive effect of contingently convertible debt	—	2.7	2.7	—
Dilutive effect of employee stock plans	2.8	2.6	2.9	—
Dilutive weighted average shares outstanding	62.4	64.8	65.1	59.6
Diluted earnings (loss) per share	$0.22	$0.41	$0.72	$(0.61)

The effect of approximately 2.7 million potential common share equivalents relating to the Company’s $150.0 million convertible debentures due 2033 has been excluded from the computation of diluted earnings per share for the three months ended June 30, 2005 and for the six months ended June 30, 2004 because the result is anti-dilutive. Diluted earnings per share for the three and six months ended June 30, 2005 excludes 1.4 million shares and 1.5. million shares, respectively, related to options as the exercise price per share was greater than the average market price, resulting in an anti-dilutive effect.

As the Company incurred a net loss for the six months ended June 30, 2004, diluted earnings per share excludes 2.4 million weighted average shares of potential common share equivalents as the effect is anti-dilutive.

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

Edwards Lifesciences Corporation
Notes to Consolidated Condensed Financial Statements (Continued)
June 30, 2005
(unaudited)

11.   SEGMENT INFORMATION (Continued)

Geographic area data includes net sales, based on product shipment destination, and long-lived tangible assets, based on physical location.

Beginning in January 2004, the Company recategorized its product lines. For comparison purposes, reclassifications have been made to prior year data.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in millions)
Net Sales by Geographic Area
United States	$119.0	$104.4	$230.2	$208.9
Europe	64.3	56.5	126.7	113.4
Japan	46.9	49.7	95.8	100.4
Other countries	28.0	24.0	54.6	46.9
	$258.2	$234.6	$507.3	$469.6
Net Sales by Major Product Lines
Heart Valve Therapy	$125.7	$107.2	$242.4	$213.2
Critical Care	81.6	75.6	161.5	150.7
Cardiac Surgery Systems	26.2	26.0	51.4	53.0
Vascular	16.9	15.3	33.2	30.4
Other Distributed Products	7.8	10.5	18.8	22.4
	$258.2	$234.6	$507.3	$469.6

	June 30, 2005	December 31, 2004
	(in millions)
Long-Lived Tangible Assets by Geographic Area
United States	$154.1	$172.8
Other countries	62.8	59.8
	$216.9	$232.6

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends the forward-looking statements contained in this report to be covered by the safe harbor provisions of such Acts. All statements other than statements of historical fact in this report or referred to or incorporated by reference into this report are “forward-looking statements” for purposes of these sections. These statements include, among other things, any predictions of earnings, revenues, expenses or other financial items, any statements of plans, strategies and objectives of management for future operations, any statements concerning the Company’s future operations, financial conditions and prospects, and any statement of assumptions underlying any of the foregoing. These statements can sometimes be identified by the use of the forward-looking words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “should,” “anticipate,” “plan,” “continue,” “seek,” “pro forma,” “forecast,” or “intend” or other similar words or expressions of the negative thereof. Investors are cautioned not to unduly rely on such forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause the Company’s future business, financial condition, results of operations, or performance to differ materially from the Company’s historical results or those expressed in any forward-looking statements contained in this report. Investors should carefully review the information contained in, or incorporated by reference into, the Company’s annual report on Form 10-K for the year ended December 31, 2004 for a description of certain of these risks and uncertainties.

Overview

Edwards Lifesciences is a global provider of products and technologies that are designed to treat advanced cardiovascular disease. Edwards Lifesciences focuses on providing products and technologies to address specific cardiovascular opportunities: heart valve disease; critical care technologies; and peripheral vascular disease.

The products and services provided by Edwards Lifesciences to treat cardiovascular disease are categorized into five main areas: Heart Valve Therapy; Critical Care; Cardiac Surgery Systems; Vascular; and Other Distributed Products.

Edwards Lifesciences’ heart valve therapy portfolio is comprised of tissue heart valves and heart valve repair products. A pioneer in the development and commercialization of heart valve products, Edwards Lifesciences is the world’s leading manufacturer of tissue heart valves and repair products used to replace or repair a patient’s diseased or defective heart valve. In the critical care area, Edwards Lifesciences is a world leader in hemodynamic monitoring systems used to measure a patient’s heart function, in disposable pressure transducers, and in central venous access products for fluid and drug delivery. The Company’s cardiac surgery systems portfolio comprises a diverse line of products for use during cardiac surgery including oxygenators, blood containers, filters and other disposable products used during cardiopulmonary bypass procedures, as well as cannulae and transmyocardial revascularization (“TMR”) technology. Edwards Lifesciences’ vascular portfolio includes a line of balloon catheter-based products, surgical clips and inserts, artificial implantable grafts, and stents used in the treatment of peripheral vascular disease. Lastly, other distributed products include sales of intra-aortic balloon pumps and other products sold primarily though the Company’s distribution network in Japan.

The health care marketplace continues to be competitive with strong local and global competitors. Global demand for healthcare is increasing as the population ages. There is mounting pressure to contain healthcare costs in the face of this increasing demand, which has resulted in pricing and market share pressures. Management expects these trends to continue.

Results of Operations

Net Sales Trends

The following is a summary of United States and international net sales (dollars in millions):

	Three Months Ended June 30,			Percent	Six Months Ended June 30,			Percent
	2005	2004	Change	Change	2005	2004	Change	Change
United States	$119.0	$104.4	$14.6	14.0%	$230.2	$208.9	$21.3	10.2%
International	139.2	130.2	9.0	6.9%	277.1	260.7	16.4	6.3%
Total net sales	$258.2	$234.6	$23.6	10.1%	$507.3	$469.6	$37.7	8.0%

The increase in net sales in the United States for the three and six months ended June 30, 2005 was due primarily to increased sales in heart valve therapy products, which was driven by sales of the Company’s Carpentier-Edwards PERIMOUNT Magna valve.

The increase in international net sales for the three and six months ended June 30, 2005, can be explained primarily by:

•       heart valve therapy products, which increased net sales by $6.0 million and $8.5 million, respectively, driven primarily by strong PERIMOUNT valve sales in Europe;

•       foreign currency exchange rate fluctuations, which increased net sales by $5.1 million and $10.5 million, respectively (primarily the strengthening of the Euro and the Japanese yen against the United States dollar); and

•       critical care, vascular and cardiac surgery products, which increased net sales by $3.0 million and $7.1 million, respectively;

partially offset by a decrease in net sales of $7.9 million and $14.0 million, respectively, due to the impact of discontinued businesses.

The impact of foreign currency exchange rate fluctuations on net sales would not necessarily be indicative of the impact on net income due to the corresponding effect of foreign currency exchange rate fluctuations on international manufacturing and operating costs, and the Company’s hedging activities.

Net Sales by Product Line

The following table is a summary of net sales by product line (dollars in millions):

	Three Months Ended June 30,			Percent	Six Months Ended June 30,			Percent
	2005	2004	Change	Change	2005	2004	Change	Change
Heart Valve Therapy	$125.7	$107.2	$18.5	17.3%	$242.4	$213.2	$29.2	13.7%
Critical Care	81.6	75.6	6.0	7.9%	161.5	150.7	10.8	7.2%
Cardiac Surgery Systems	26.2	26.0	0.2	0.8%	51.4	53.0	(1.6)	(3.0)%
Vascular	16.9	15.3	1.6	10.5%	33.2	30.3	2.9	9.6%
Other Distributed Products	7.8	10.5	(2.7)	(25.7)%	18.8	22.4	(3.6)	(16.1)%
Total net sales	$258.2	$234.6	$23.6	10.1%	$507.3	$469.6	$37.7	8.0%

Heart Valve Therapy

The net sales growth of heart valve therapy products for the three and six months ended June 30, 2005 resulted primarily from the following:

•       pericardial tissue valves, which increased net sales by $12.9 million and $19.2 million, respectively; primarily as a result of market share gains globally of the Company’s Carpentier-Edwards PERIMOUNT Magna valve, particularly in the United States;

•       repair products, which increased net sales by $2.8 million and $4.5 million, respectively; and

•       foreign currency exchange rate fluctuations, which increased heart valve therapy net sales by $1.9 million and $4.1 million, respectively (primarily the strengthening of the Euro and Japanese yen against the U.S. dollar).

As the Company’s Carpentier-Edwards PERIMOUNT Magna valve and the other recently introduced products have been well received globally, the Company expects that sales growth of the heart valve therapy product line in 2005 will exceed 10% excluding the impact of foreign currency exchange rates. During the year, the Company will expand the availability of its Carpentier-Edwards PERIMOUNT Magna valve and its Carpentier-Edwards PERIMOUNT Magna valve with ThermaFix, an anti-calcification process. During the quarter, the Company launched in the United States its PERIMOUNT Theon mitral pericardial valve system, which is based on its existing mitral pericardial technology, and includes enhancements and additional accessories along with its new ThermaFix tissue treatment.

In Japan, the Company launched its Edwards PrimaPlus stentless valve in January 2005. This introduction strengthens the Company’s leadership in tissue valves in the region and has reinforced the Company’s expectation of heart valve growth in Japan during 2005.

The Company expects to strengthen its market leadership position in heart valve repair products with the introduction in 2005 of new products with indication-specific designs.

Critical Care

The net sales growth of critical care products for the three and six months ended June 30, 2005 can be explained primarily by:

•       currency exchange rate fluctuations, which increased net sales by $2.0 million and $3.9 million, respectively (primarily the strengthening of the Euro and the Japanese yen against the United States dollar);

•       pressure monitoring products, which increased net sales by $1.6 million and $3.7 million, respectively, driven primarily by market share gains;

•       advanced technology catheters, which increased net sales by $1.2 million and $2.9 million, respectively; and

•       an expanded hemofiltration product line, which increased net sales by $1.1 million and $2.2 million, respectively;

partially offset by decreased sales of base catheter products.

Critical care products have been, and are expected to be, significant contributors to the Company’s total sales. Minimally invasive monitoring systems, featuring the Company’s FloTrac system, represent a new and market-expanding opportunity for the Company. The Company launched its FloTrac system in Europe in the first quarter of 2005 and in the United States in April 2005. In the third quarter, the Company plans to commence a large, multi-center, European study to measure the clinical and economic benefits of the FloTrac system.

Cardiac Surgery Systems

The net sales growth of cardiac surgery systems for the three months ended June 30, 2005 can be explained primarily by:

•       TMR lasers, which increased net sales by $2.0 million;

•       cannulae products, which increased net sales by $0.9 million, driven primarily by market share gains and a shift to specialty products; and

•       currency exchange rate fluctuations, which increased net sales by $0.6 million (primarily the strengthening of the Euro and Japanese yen against the United States dollar);

offset by the sale of the Company’s perfusion products business in Japan in January 2005 and the sale of the Company’s Italian perfusion services businesses in June 2004.

The net sales decrease of cardiac surgery systems for the six months ended June 30, 2005 can be explained primarily by the sale of the Company’s perfusion products business in Japan in January 2005 and the sale of the Company’s Italian perfusion services businesses in June 2004, which together decreased net sales by $6.7 million. The decrease was partially offset by:

•       TMR lasers, which increased net sales by $1.6 million;

•       cannulae products, which increased net sales by $1.6 million driven primarily by market share gains and a shift to specialty products; and

•       currency exchange rate fluctuations, which increased net sales by $1.2 million (primarily the strengthening of the Euro and Japanese yen against the United States dollar).

In the first half of 2004, approximately $1.5 million sales of TMR lasers were deferred to the third quarter of 2004 pending the outcome of the Centers for Medicare and Medicaid Services panel review. As a result, TMR laser sales benefited the growth rate in the three months ended June 30, 2005 and will detract from the third quarter 2005 growth rate.

In January 2005, the Company sold its Japan perfusion products business and expects to complete transitioning the business to the buyer in 2006. Throughout the transition period, the Company will continue to act as supplier and expects sales to the buyer of approximately $12.0 million throughout 2005.

Vascular

The net sales growth of vascular products for the three and six months ended June 30, 2005 can be explained primarily by:

•       interventional products, which increased net sales by $2.0 million and $3.5 million, respectively; and

•       currency exchange rate fluctuations, which increased net sales by $0.5 million and $0.9 million, respectively (primarily the strengthening of the Euro against the United States dollar);

partially offset by the discontinuation of the Lifepath AAA program in June 2004.

In March 2005, the Company had sufficient inventory levels of its self-expanding stents to enable the Company to begin consignment of the entire LifeStent product line. The Company has continued to broaden the availability of LifeStent in the United States and Europe. In the third quarter, the Company plans to begin introducing the first of several new products including the LifeStent Turbo, an improved balloon-expandable stent.

Other Distributed Products

The decrease in net sales of other distributed products for the three and six months ended June 30, 2005 can be explained primarily by the discontinuation of sales in Japan of certain lower margin distributed cardiology products in September 2004 and the exit of the Japan pacemaker business during the first quarter of 2005.

Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Change	2005	2004	Change
Gross profit as a percentage of net sales	62.1%	60.6%	1.5%	61.7%	59.3%	2.4%

Gross profit as a percentage of net sales for the three month ended June 30, 2005 increased compared to the same period in the prior year due primarily to sales of higher margin heart valve products (1.4 percentage points).

Gross profit as a percentage of net sales for the six months ended June 30, 2005 increased compared to the same period in the prior year due primarily to a 1.6 percentage point increase from the favorable impact of foreign currency, including the expiration of currency hedging contracts in 2004, and sales of higher margin heart valve products.

Selling, General and Administrative (SG&A) Expenses

(dollars in millions)

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Change	2005	2004	Change
SG&A expenses	$90.1	$81.0	$9.1	$175.7	$157.5	$18.2
SG&A expenses as a percentage of net sales	34.9%	34.5%	0.4%	34.6%	33.5%	1.1%

The increases in selling, general and administrative expenses for the three and six months ended June 30, 2005 resulted primarily from higher sales and marketing expenses related to the Company’s United States peripheral stent and heart valve therapy products ($2.8 million and $6.5 million, respectively), higher international expenses due to foreign exchange rates ($2.0 million and $3.8 million, respectively) and higher intellectual property related legal expenses.

Research and Development Expenses

(dollars in millions)

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Change	2005	2004	Change
Research and development expenses	$24.2	$20.7	$3.5	$49.2	$41.7	$7.5
Research and development expenses as a percentage of net sales	9.4%	8.8%	0.6%	9.7%	8.9%	0.8%

The increases in research and development expenses and research and development expenses as a percentage of net sales for the three and six months ended June 30, 2005 resulted primarily from additional investment in the Company’s percutaneous heart valve programs.

In June 2005, the Company announced that it is delaying enrollment in its percutaneous aortic heart valve clinical feasibility trials in the United States as the Company awaits approval by the United States Food and Drug Administration to incorporate a new retrograde delivery system, which has been successfully used in Canada. The Company expects to resume the trial by the end of the year. As reported previously, the Humanitarian Device Exemption (“HDE”) filing in the United States has been postponed. In Europe, where the Company has three clinical sites open, the Company has postponed opening additional sites while it awaits approval to add the retrograde system. The Company expects to receive approval and begin studies at new sites later in 2005. This is expected to delay CE mark approval by three to six months. These delays are not expected to have a material financial impact to the Company in 2005.

In the Company’s edge-to-edge mitral repair program, enrollment is expected to continue through the end of 2005 in the ongoing feasibility study at additional sites in Europe and Canada. By the end of 2005, the Company expects to have sufficient clinical experience to demonstrate feasibility, at which point the Company expects to finalize plans for the pivotal trials necessary to gain regulatory approval.

In the Company’s coronary sinus mitral repair program, the Company expects to resume clinical evaluation in the fourth quarter of 2005 with the goal of completing enrollment in the feasibility study by the end of 2005.

Purchased in-process Research and Development Expenses

There were no in-process research and development charges for the three and six months ended June 30, 2005. On January 27, 2004, the Company acquired Percutaneous Valve Technologies, Inc. (“PVT”), a development stage company, for $125.0 million in cash, net of cash acquired, plus up to an additional $30.0 million upon the achievement of key milestones through 2007. Included in PVT’s technology is a catheter-based (percutaneous) approach for replacing aortic heart valves, comprised of a proprietary percutaneously-delivered, balloon-expandable stent technology integrated with a tissue heart valve. Unlike conventional open-heart valve replacement surgery, this less-invasive procedure can be performed under local anesthesia and could potentially be a breakthrough for patients seeking an alternative to open-heart surgery.

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

The information in “Purchased in-process Research and Development Expenses” related to regulatory milestones reflects the Company’s expectations at the time of the PVT acquisition and is not updated to reflect subsequent events. Refer to “Research and Development Expenses” for updates to the Company’s expectations.

Special Charge

In June 2005, the Company recorded a special charge of $22.8 million related to the restructuring of development and supply between 3F Therapeutics, Inc., and PVT that were established prior to the Company’s acquisition of PVT in early 2004. Under the terms of the new agreements, the Company paid $23.0 million in cash with an additional payment of $2.0 million, to be paid if certain conditions are met, and obtained the rights to self-manufacture all components of its percutaneous heart valves and certain technology licenses. The Company recorded $0.2 million to patents and trademarks related to the licenses.

During the quarter ended June 30, 2005, the Company recorded a non-cash special charge of $4.8 million related to the other-than-temporary impairment of investments in two unconsolidated affiliates.

In January 2005, the Company announced that it was realigning its business in Japan as part of the Company’s continued efforts to focus on its core cardiovascular businesses. The Company sold its perfusion products business in Japan to Terumo Corporation for cash consideration of between $10 million and $20 million based upon the achievement of certain milestones, of which $9.2 million was received in January 2005. The Company exited its pacemaker distribution business in Japan and restructured its Japanese operations. These transactions resulted in a net $2.0 million pre-tax special credit, consisting of a gain on the sale of the Company’s Japan perfusion products business of $7.7 million offset by a $5.7 million charge relating to the realignment of its operations, primarily related to severance costs due to headcount reductions. As of June 30, 2005, the Company had paid $2.8 million related to severance with the remaining amount to be paid by September 2006.

In June 2004, the Company recorded a non-cash special charge of $1.7 million related to the other-than-temporary impairment of investments in two unconsolidated affiliates.

In March 2004, due to a re-prioritization of the Company’s investment initiatives, the Company decided to discontinue its sales effort of its Lifepath AAA endovascular graft program. In the first quarter of 2004, Edwards Lifesciences recorded a special charge of $8.4 million primarily related to inventory and contractual clinical obligations. In addition, the Company discontinued certain lower margin cardiology products in Japan later that year and recorded a $2.2 million charge in 2004 primarily related to other non-productive assets.

Interest Expense, net

Interest expense, net decreased $0.3 million from $3.6 million for the three months ended June 30, 2004 to $3.3 million for the three months ended June 30, 2005. Interest expense, net decreased $1.2 million from $7.3 million for the six months ended June 30, 2004 to $6.1 million for the six months ended June 30, 2005. The decreases for the three and six month ended June 30, 2005 are due primarily to lower average debt balances which impacted interest expense, net by $0.7 million and $1.3 million, respectively, partially offset by higher interest rates.

Other Expense (Income), net

The following is a summary of other expense (income), net (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Foreign currency exchange (gain) loss, net	$(0.3)	$0.6	$(2.1)	$1.1
Accounts receivable securitization costs	0.4	0.2	0.7	0.4
Asset dispositions and write-downs, net	—	0.2	0.4	0.2
Other	(0.3)	0.1	(0.3)	0.5
	$(0.2)	$1.1	$(1.3)	$2.2

The net foreign currency exchange gain for the three and six months ended June 30, 2005 relates primarily to intercompany receivable and payable balances, which benefited primarily from the impact of strengthening Japanese yen exchange rates relative to the Euro.

Provision for Income Taxes

The effective income tax rates were 9.2% and 22.1% for the three and six months ended June 30, 2005, respectively. The effective income tax rates were 25.2% and (55.7)% for the three and six months ended June 30, 2004, respectively.

The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates. Therefore, the difference from the U.S. federal statutory tax rate of 35% is primarily the result of operations in low tax jurisdictions. For the quarter ended June 30, 2005, the income tax rate was further impacted by the restructuring of the 3F development and supply agreements. (See Note 3 for further discussion regarding the restructuring of the development and supply agreements.)

The (55.7)% effective income tax rate for the six months ended June 30, 2004 is derived from tax expense on a book loss and was primarily the result of charges related to the PVT acquisition for which there will be no income tax benefit.

The American Jobs Creation Act of 2004 (the “Act”) allows companies to repatriate cash into the United States at a special, temporary effective tax rate of 5.25 percent. The Company is evaluating the amount of foreign earnings to repatriate under the Act and the financial statement impact thereof. As such, the Company is not yet in a position to decide on whether, or to what extent, foreign earnings that have not been remitted to the United States may be repatriated under the Act. The Company’s current analysis indicates that the higher end of $150 million to $250 million may be repatriated with a potential income tax effect between $6 million and $16 million. The Company expects to be in a position to finalize its assessment later this year.

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

As of June 30, 2005, the Company had an unsecured revolving credit agreement (“the Credit Agreement”), expiring on June 26, 2009, which provides up to an aggregate of $500.0 million in one-to six-month borrowings in multiple currencies. Borrowings currently bear interest at the London interbank offering rate (“LIBOR”) plus 0.5%, which includes a facility fee and is subject to adjustment in the event of a change in the Company’s leverage ratio, as defined by the Credit Agreement. The Company pays this facility fee regardless of available or outstanding borrowings, currently at an annual rate of 0.1%. As of June 30, 2005, borrowings of $119.6 million were outstanding under the Credit Agreement. The Credit Agreement contains various financial and other covenants, all of which the Company was in compliance with at June 30, 2005.

The Company has two securitization programs whereby certain subsidiaries in the United States and Japan sell, without recourse, on a continuous basis, an undivided interest in certain eligible pools of trade accounts receivable. As of June 30, 2005, the Company had sold a total of $84.8 million of trade accounts receivable and received funding of $69.2 million. The United States securitization program expires on December 19, 2005 and the Japan securitization program expires on December 3, 2005.

At June 30, 2005, there have been no material changes in the Company’s significant contractual obligations and commercial commitments as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2004.

Cash flows provided by operating activities for the six months ended June 30, 2005 decreased $15.9 million from the same period a year ago which can be explained primarily by the cash payments of $23.0 million related to restructuring of development and supply agreements.

Net cash used by investing activities in the six months ended June 30, 2005 consisted primarily of capital expenditures offset by proceeds from the sale of the Japan perfusion products business.

Net cash used in investing activities in the six months ended June 30, 2004 consisted primarily of the acquisition of PVT.

Net cash provided by financing activities in the six months ended June 30, 2005 consisted primarily of the proceeds from stock plans of $14.7 million, net proceeds from issuance of long term debt of $5.8 million and partially offset by purchases of treasury stock of $16.0 million.

Net cash provided by financing activities in the six months ended June 30, 2004 consisted primarily of net proceeds from issuance of long-term debt of $58.9 million, primarily to finance the acquisition of PVT.

Critical Accounting Policies

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to the Company’s critical accounting policies which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained on pages 37-40 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Management believes that at June 30, 2005, there has been no material change to this information.

Effects of Recent Accounting Pronouncements

In December 2004, the FASB issued a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123R”). This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. FAS 123R eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. FAS 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). This revision is effective for the first interim or annual reporting period that begins after June 15, 2005. On April 15, 2005, the Securities and Exchange Commission released a rule that amends the date for compliance so that the Company is not required to prepare financial statements in accordance with FAS 123R until the first quarter of 2006. The Company is still assessing the impact that adoption of FAS 123R will have on its consolidated financial statements; however, the Company believes that adoption of this standard will result in a charge to reported earnings.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

For a complete discussion of the Company’s exposure to interest rate risk, refer to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” on pages 41-43 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. There have been no significant changes from the information discussed therein.

Currency Risk

For a complete discussion of the Company’s exposure to foreign currency risk, refer to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” on pages 41-43 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. There have been no significant changes from the information discussed therein.

Credit Risk

For a complete discussion of the Company’s exposure to credit risk, refer to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” on pages 41-43 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. There have been no significant changes from the information discussed therein.

Concentrations of Credit Risk

In the normal course of business, Edwards Lifesciences provides credit to customers in the health care industry, performs credit evaluations of these customers and maintains allowances for probable credit losses, which have been adequate based upon historical experience.

Investment Risk

The Company invests in equity securities of public and private companies. These investments are classified in “Investments in unconsolidated affiliates” on the consolidated condensed balance sheets. The Company is exposed to risks related to changes in the fair values of these investments. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. Management employs a systematic methodology that considers all available evidence in evaluating potential impairment of its investments. In the event that the cost of an investment exceeds its fair value, management evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, as well as its intent and ability to hold the investment. Management also considers specific adverse conditions related to the financial health of, and business outlook for, the investee, including industry and sector performance, changes in technology, operational and financing cash flow factors, performance against product development milestones, and rating agency actions. If a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.

At June 30, 2005, the Company had $14.1 million of investments in equity securities and had recorded an unrealized loss of $9.6 million on one investment and an unrealized gain of $0.1 million on another investment in “Accumulated Other Comprehensive Income.” Management considers these temporary in nature based upon its evaluation of the above-mentioned criteria. Should these companies experience a decline in financial condition or fail to meet certain development milestones, the decline in the investments’ values may be considered other than temporary and impairment charges may be necessary.

Item 4.   Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the Company’s disclosure controls and procedures as of June 30, 2005. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have determined that such controls and procedures are effective to provide reasonable assurance that information relating to the Company, including its consolidated subsidiaries, required to be disclosed in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There have been no changes in the Company’s internal controls over financial reporting that were identified during the evaluation that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition, Edwards Lifesciences is, or may be, a party to, or may be otherwise responsible for, pending or threatened lawsuits related primarily to products and services currently or formerly manufactured or performed, as applicable, by Edwards Lifesciences. Such cases and claims raise difficult and complex factual and legal issues and are subject to many uncertainties and complexities, including, but not limited to, the facts and circumstances of each particular case or claim, the jurisdiction in which each suit is brought, and differences in applicable law. Upon resolution of any pending legal matters, Edwards Lifesciences may incur charges in excess of presently established reserves. While such a charge could have a material adverse impact on Edwards Lifesciences’ net income or liquidity in the period in which it is recorded or paid, management believes that no such charge would have a material adverse effect on Edwards Lifesciences’ consolidated financial position, results of operations or liquidity.

Edwards Lifesciences is also subject to various environmental laws and regulations both within and outside of the United States. The operations of Edwards Lifesciences, like those of other medical device companies, involve the use of substances regulated under environmental laws, primarily in manufacturing and sterilization processes. While it is difficult to quantify the potential impact of compliance with environmental protection laws, management believes that such compliance will not have a material impact on Edwards Lifesciences’ consolidated financial position, results of operations or liquidity.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(a)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(a)
April 1, 2005 through April 30, 2005	45,000	$43.98	45,000	860,600
May 1, 2005 through May 31, 2005	35,200	$44.84	35,200	825,400
June 1, 2005 through June 30, 2005	—	—	—	825,400
Total	80,200	$44.35	80,200	825,400

(a)           On May 12, 2004, the Company announced that the Board of Directors approved a stock repurchase program authorizing the Company to purchase on the open market and in privately negotiated transactions up to 2.0 million shares of the Company’s common stock through December 31, 2006.

Item 4.   Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of stockholders was held on May 12, 2005. Each of the nominees for directors, as listed in the proxy statement, was elected with the number of votes set forth below:

	In Favor	Withheld
John T. Cardis	50,457,420	2,632,140
Philip M. Neal	52,468,724	620,836
David E.I. Pyott	52,317,251	772,309

In addition, the following directors’ terms of office are continuing:

Mike R. Bowlin
Robert A. Ingram
Vernon R. Loucks Jr.
Michael A. Mussallem

The results of the other matters voted upon at the annual meeting are as follows:

	In Favor	Against	Abstain
Amendment and restatement of the Company’s Long-Term Stock Incentive Compensation Program	31,704,421	12,947,442	2,509,7778
Approval of the adoption of the Edwards Incentive Plan	45,218,710	1,820,283	122,647
Ratification of the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm for fiscal year 2005	52,655,677	371,468	62,415

Item 6.   Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto and include the following:

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDWARDS LIFESCIENCES CORPORATION
(Registrant)
Date: August 5, 2005	By:	/s/ CORINNE H. LYLE
Corinne H. Lyle
Corporate Vice President, Chief Financial Officer and Treasurer (Chief Accounting Officer)

EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

Exhibit No.	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

x