Form 10-Q
period 2005-09-30
EDWARDS LIFESCIENCES CORP
filed 2005-11-08
CIK 1099800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2005
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

The number of shares outstanding of the registrant’s common stock, $1.00 par value, as of October 31, 2005, was 59,463,742.

EDWARDS LIFESCIENCES CORPORATION

FORM 10-Q
For the quarterly period ended September 30, 2005

Part I. Financial Information

Item 1.   Financial Statements

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)
(in millions, except share data)

	September 30, 2005	December 31, 2004
ASSETS
Current assets
Cash and cash equivalents	$88.0	$48.9
Accounts and other receivables, net of allowances of $5.3 and $5.2, respectively	125.9	119.4
Inventories	135.5	127.7
Deferred income taxes	13.9	21.1
Prepaid expenses and other current assets	67.1	50.4
Total current assets	430.4	367.5
Property, plant and equipment, net	192.1	201.7
Goodwill	337.7	337.7
Other intangible assets, net	141.8	152.6
Investments in unconsolidated affiliates	14.5	20.6
Deferred income taxes	18.9	22.3
Other assets	9.6	10.3
	$1,145.0	$1,112.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$204.6	$195.4
Long-term debt	251.5	267.1
Other long-term liabilities	29.7	22.1
Commitments and contingencies
Stockholders’ equity
Common stock, $1.00 par value, 350,000,000 shares authorized, 65,370,133 and 64,242,836 shares issued, 59,735,133 and 59,438,236 shares outstanding at September 30, 2005 and December 31, 2004, respectively	65.4	64.2
Additional contributed capital	528.0	500.6
Retained earnings	264.7	224.1
Accumulated other comprehensive loss	(22.5)	(20.8)
Common stock in treasury, at cost, 5,635,000 and 4,804,600 shares at September 30, 2005 and December 31, 2004, respectively	(176.4)	(140.0)
Total stockholders’ equity	659.2	628.1
	$1,145.0	$1,112.7

The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
(in millions, except per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	$240.9	$224.8	$748.2	$694.4
Cost of goods sold	90.9	87.9	285.0	279.0
Gross profit	150.0	136.9	463.2	415.4
Selling, general and administrative expenses	85.9	79.7	261.6	237.2
Research and development expenses	24.0	21.9	73.2	63.6
Purchased in-process research and development expenses	1.2	12.3	1.2	93.3
Special charges, net	21.4	—	47.0	12.3
Interest expense, net	2.2	3.4	8.3	10.7
Other (income) expense, net	—	0.1	(1.3)	2.3
Income (loss) before provision for income taxes	15.3	19.5	73.2	(4.0)
Provision for income taxes	19.7	7.1	32.5	20.2
Net (loss) income	$(4.4)	$12.4	$40.7	$(24.2)
Share information:
Earnings (loss) per share:
Basic	$(0.07)	$0.21	$0.68	$(0.41)
Diluted	$(0.07)	$0.20	$0.65	$(0.41)
Weighted average number of common shares outstanding:
Basic	59.8	59.7	59.6	59.6
Diluted	59.8	62.1	62.4	59.6

The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities
Net income (loss)	$40.7	$(24.2)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	41.8	40.2
Deferred income taxes	(4.3)	1.8
Purchased in-process research and development	1.2	93.3
Special charges	6.2	12.3
Other	15.3	13.0
Changes in operating assets and liabilities:
Accounts and other receivables, net	(11.8)	9.9
Proceeds from accounts receivable securitization, net	(10.1)	(6.9)
Inventories	(14.9)	(7.1)
Accounts payable and accrued liabilities	33.5	5.7
Prepaid expenses and other current assets	(4.2)	(11.9)
Other	(0.9)	(3.3)
Net cash provided by operating activities	92.5	122.8
Cash flows from investing activities
Capital expenditures	(26.6)	(22.8)
Investments in intangible assets	(2.1)	(8.5)
Investments in unconsolidated affiliates	(0.8)	(1.0)
Acquisitions	—	(132.7)
Proceeds from sale of business	9.2	2.9
Proceeds from asset dispositions	1.4	3.5
Other investing activities	0.5	—
Net cash used in investing activities	(18.4)	(158.6)
Cash flows from financing activities
Proceeds from issuance of long-term debt	217.8	200.0
Payments on long-term debt	(226.9)	(182.5)
Purchases of treasury stock	(36.4)	(33.5)
Proceeds from stock plans	22.1	23.2
Other financing activities	(2.8)	(1.8)
Net cash (used in) provided by financing activities	(26.2)	5.4
Effect of currency exchange rate changes on cash and cash equivalents	(8.8)	0.3
Net increase (decrease) in cash and cash equivalents	39.1	(30.1)
Cash and cash equivalents at beginning of period	48.9	61.1
Cash and cash equivalents at end of period	$88.0	$31.0
Supplemental disclosure of non-cash activities:
Installment purchase of patents	$8.0	—

The accompanying notes are an integral part of these
consolidated condensed financial statements.

Edwards Lifesciences Corporation
Notes to Consolidated Condensed Financial Statements
September 30, 2005
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

The Company applies the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its stock plans. In accordance with this intrinsic value method, no compensation expense is recognized for these plans. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation,” (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net (loss) income, as reported	$(4.4)	$12.4	$40.7	$(24.2)
Add: Stock-based employee compensation included in reported net (loss) income, net of related taxes	0.6	—	0.9	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(3.8)	(4.0)	(11.5)	(11.4)
Pro forma net (loss) income	$(7.6)	$8.4	$30.1	$(35.6)
Earnings per basic share:
Reported net (loss) income	$(0.07)	$0.21	$0.68	$(0.41)
Pro forma net (loss) income	$(0.13)	$0.14	$0.51	$(0.60)
Earnings per diluted share:
Reported net (loss) income	$(0.07)	$0.20	$0.65	$(0.41)
Pro forma net (loss) income	$(0.13)	$0.14	$0.48	$(0.60)

Edwards Lifesciences Corporation
Notes to Consolidated Condensed Financial Statements (Continued)
September 30, 2005
(unaudited)

1.   BASIS OF PRESENTATION (Continued)

Pro forma compensation expense for stock options and employee stock purchase subscriptions was calculated using the Black-Scholes model. The pro forma expense for stock option grants was calculated with the following weighted-average assumptions for grants during the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Risk-free interest rate	3.8%	3.5%	3.8%	3.4%
Expected dividend yield	None	None	None	None
Expected volatility	28%	40%	30%	41%
Expected life (years)	4	4	4	4

The pro forma expense for employee stock purchase subscriptions was calculated with the following weighted-average assumptions for grants during the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Risk-free interest rate	3.7%	2.3%	3.5%	2.1%
Expected dividend yield	None	None	None	None
Expected volatility	23%	40%	23%	40%
Expected life (years)	1	1	1	1

2.   PURCHASED IN PROCESS RESEARCH AND DEVELOPMENT EXPENSE

In September 2005, the Company recorded a $1.2 million dollar pretax charge for in-process research and development related to a technology acquisition.

On September 29, 2004, the Company acquired all technology and intellectual property associated with ev3, Inc.’s (“ev3”) percutaneous mitral valve repair program for total consideration of $15.0 million. The acquisition is expected to be utilized in the Company’s existing percutaneous mitral valve repair research and development efforts. At the time of the purchase, ev3 had been unsuccessful in developing a viable prototype and had discontinued the program. Additional design developments, bench testing, pre-clinical studies and human clinical studies must be successfully completed prior to selling any product. The risks and uncertainties associated with completing development within a reasonable period of time include those related to the design, development and manufacturability of the product, the success of pre-clinical and clinical studies, and the timing of European and United States regulatory approvals. Approximately $12.3 million of the purchase price was charged to in-process research and development. The value of the in-process research and development was calculated using cash flow projections discounted for the risk inherent in such projects. The discount rate used was 30%. The valuation assumed approximately $39 million of additional research and development expenditures would be incurred prior to the date of product introduction. In the valuation, the Company estimated completion of the mitral valve repair program in 2009 utilizing the intellectual property acquired from ev3 and commencement of net cash

Edwards Lifesciences Corporation
Notes to Consolidated Condensed Financial Statements (Continued)
September 30, 2005
(unaudited)

2.   PURCHASED IN PROCESS RESEARCH AND DEVELOPMENT EXPENSE (Continued)

inflows in 2010. The remaining fair market value of the assets purchased consisted primarily of patents unrelated to ev3’s core mitral valve repair technology, which are being amortized over their estimated economic life of 19 years.

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

The information in this Note 2 related to the achievement of regulatory milestones reflects the Company’s expectations at the time of the respective acquisitions and has not been updated to reflect subsequent activities and expectations.

Edwards Lifesciences Corporation
Notes to Consolidated Condensed Financial Statements (Continued)
September 30, 2005
(unaudited)

3.   SPECIAL CHARGES, NET

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Charitable fund	$15.0	$—	$15.0	$—
Asset impairments	8.9	—	13.7	1.7
Intellectual property litigation gain	(2.5)	—	(2.5)	—
Restructuring of 3F agreements	—	—	22.8	—
Sale of business	—	—	(2.0)	—
Discontinued products	—	—	—	10.6
Special charges, net	$21.4	$—	$47.0	$12.3

Charitable Fund

In September 2005, the Company recorded a charge of $15.0 million for an irrevocable contribution to a third party to complete the creation of a charitable fund.

Asset Impairments

In September 2005, the Company recorded a non-cash special charge of $8.9 million related to the other-than-temporary impairment of an investment in an unconsolidated affiliate.

In June 2005, the Company recorded a non-cash special charge of $4.8 million related to the other-than-temporary impairment of investments in two unconsolidated affiliates.

In June 2004, the Company recorded a non-cash special charge of $1.7 million related to the other-than-temporary impairment of investments in two unconsolidated affiliates.

Intellectual Property Litigation Gain

In September 2005, the Company recorded a net gain of $2.5 million related to intellectual property litigation.

Restructure of 3F Agreements

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

Edwards Lifesciences Corporation
Notes to Consolidated Condensed Financial Statements (Continued)
September 30, 2005
(unaudited)

3.   SPECIAL CHARGES, NET (Continued)

Sale of Business

In January 2005, the Company announced that it was realigning its business in Japan as part of the Company’s continued efforts to focus on its core cardiovascular businesses. The Company sold its perfusion products business in Japan to Terumo Corporation for cash consideration of between $10 million and $20 million based upon the achievement of certain milestones, of which $9.2 million was received in January 2005. The Company exited its pacemaker distribution business in Japan and restructured its Japanese operations. These transactions resulted in a net $2.0 million pre-tax special credit, consisting of a gain on the sale of the Company’s Japan perfusion products business of $7.7 million offset by a $5.7 million charge relating to the realignment of its operations, primarily related to severance costs due to headcount reductions. As of September 30, 2005, the Company had paid $2.8 million related to severance with the remaining amount to be paid by September 2006.

Discontinued Products

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

4.   INVENTORIES

Inventories consisted of the following (in millions):

	September 30, 2005	December 31, 2004
Raw materials	$23.5	$22.2
Work in process	22.5	18.9
Finished products	89.5	86.6
	$135.5	$127.7

Edwards Lifesciences Corporation
Notes to Consolidated Condensed Financial Statements (Continued)
September 30, 2005
(unaudited)

5.   OTHER INTANGIBLE ASSETS

Other intangible assets subject to amortization consisted of the following (in millions):

September 30, 2005	Patents	Unpatented Technology	Other	Total
Cost	$195.6	$36.4	$22.0	$254.0
Accumulated amortization	(86.7)	(22.4)	(3.1)	(112.2)
Net carrying value	$108.9	$14.0	$18.9	$141.8

December 31, 2004	Patents	Unpatented Technology	Other	Total
Cost	$196.3	$36.4	$23.8	$256.5
Accumulated amortization	(78.6)	(20.6)	(4.7)	(103.9)
Net carrying value	$117.7	$15.8	$19.1	$152.6

Amortization expense related to other intangible assets was $4.4 million and $5.0 million for the three months ended September 30, 2005 and 2004, respectively and $13.2 million and $12.4 million for the nine months ended September 30, 2005 and 2004, respectively.

Estimated amortization expense for each of the five years ending December 31 is as follows (in millions):

2005	$16.5
2006	18.6
2007	18.7
2008	18.7
2009	17.6

6.   DEFINED BENEFIT PLANS

The components of net periodic benefit costs for the three and nine months ended September 30, 2005 and 2004, are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Service cost	$0.8	$0.7	$2.3	$2.0
Expected employee contributions	(0.1)	(0.1)	(0.2)	(0.2)
Interest cost	0.6	0.5	1.7	1.4
Expected return on plan assets	(0.5)	(0.5)	(1.5)	(1.4)
Amortization of prior service cost and other	0.1	0.1	0.4	0.2
Net periodic pension benefit cost	$0.9	$0.7	$2.7	$2.0

Edwards Lifesciences Corporation
Notes to Consolidated Condensed Financial Statements (Continued)
September 30, 2005
(unaudited)

7.   INCOME TAXES

The American Jobs Creation Act of 2004 (the “Act”) allows companies to repatriate cash into the United States at a special, temporary effective tax rate of 5.25 percent. On September 13, 2005, the Board of Directors approved management’s plan for reinvestment and repatriation of specific foreign earnings under the Act. Through September 30, 2005 the Company has repatriated $121.0 million and has determined that it will repatriate an additional $142.1 million in the fourth quarter of 2005. In September 2005, the Company accrued $15.8 million for federal, state, and foreign taxes attributable to the distribution of $263.1 million from its foreign affiliates.

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

Edwards Lifesciences Corporation
Notes to Consolidated Condensed Financial Statements (Continued)
September 30, 2005
(unaudited)

9.   COMPREHENSIVE INCOME (LOSS)

Reconciliation of net income (loss) to comprehensive income (loss) is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net (loss) income	$(4.4)	$12.4	40.7	$(24.2)
Other comprehensive income (loss)
Currency translation adjustments	0.1	5.4	(19.2)	(0.8)
Unrealized net gain (loss) on investments in unconsolidated affiliates	0.6	(3.1)	(9.1)	(9.4)
Reclassification adjustments for other than temporary impairments	8.9	—	13.7	1.7
Unrealized net gain on cash flow hedges, net of tax	1.8	1.3	13.1	7.0
Pension adjustment, net of tax	—	(0.1)	(0.2)	(0.1)
Comprehensive income (loss)	$7.0	$15.9	$39.0	$(25.8)

10.   EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income (loss) by the weighted average common shares outstanding during a period. Diluted earnings per share is based on the treasury stock method and is computed by dividing net income by the weighted average common shares and potential common share equivalents outstanding during the periods presented assuming the exercise of all the in-the money stock options and conversion of contingently convertible senior debentures. Potential common share equivalents have been excluded where their inclusion would be anti-dilutive. A reconciliation of the shares used in the basic and diluted per share computation is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Basic weighted average shares outstanding	59.8	59.7	59.6	59.6
Dilutive effect of employee stock plans	—	2.4	2.8	—
Dilutive weighted average shares outstanding	59.8	62.1	62.4	59.6

The effect of approximately 2.7 million potential common share equivalents relating to the Company’s $150.0 million convertible debentures due 2033 has been excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2005 because the result is anti-dilutive. As the Company incurred a net loss for the three months ended September 30, 2005 and for the nine months ended September 30, 2004, diluted earnings per share excludes 2.7 million and 2.4 million weighted average shares, respectively, of potential common share equivalents from employee stock plans as the effect is anti-dilutive. Diluted earnings per share for the nine months ended September 30, 2005 excludes 0.9 million shares related to options as the exercise price per share was greater than the average market price, resulting in an anti-dilutive effect.

Edwards Lifesciences Corporation
Notes to Consolidated Condensed Financial Statements (Continued)
September 30, 2005
(unaudited)

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

Geographic area data includes net sales, based on product shipment destination, and long-lived tangible assets, based on physical location.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions)
Net Sales by Geographic Area
United States	$113.0	$102.6	$343.2	$311.5
Europe	54.1	50.6	180.8	164.0
Japan	45.4	47.3	141.2	147.7
Other countries	28.4	24.3	83.0	71.2
	$240.9	$224.8	$748.2	$694.4
Net Sales by Major Product Lines
Heart Valve Therapy	$112.9	$101.0	$355.3	$314.2
Critical Care	78.1	72.0	239.6	222.7
Cardiac Surgery Systems	27.4	27.5	78.8	80.5
Vascular	15.6	14.3	48.8	44.6
Other Distributed Products	6.9	10.0	25.7	32.4
	$240.9	$224.8	$748.2	$694.4

	September 30, 2005	December 31, 2004
	(in millions)
Long-Lived Tangible Assets by Geographic Area
United States	$154.4	$172.8
Other countries	61.8	59.8
	$216.2	$232.6

12.   SUBSEQUENT EVENT

On November 3, 2005, the Company entered into an agreement to sell its vascular graft business for approximately $14 million. The agreement is subject to approval by the Company’s Board of Directors and the satisfaction of other customary closing conditions, and the transaction is expected to be completed in December 2005.

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

Results of Operations

Net Sales Trends

The following is a summary of United States and international net sales (dollars in millions):

	Three Months Ended September 30,			Percent	Nine Months Ended September 30,			Percent
	2005	2004	Change	Change	2005	2004	Change	Change
United States	$113.0	$102.6	$10.4	10.1%	$343.2	$311.5	$31.7	10.2%
International	127.9	122.2	5.7	4.7%	405.0	382.9	22.1	5.8%
Total net sales	$240.9	$224.8	$16.1	7.2%	$748.2	$694.4	$53.8	7.7%

The increase in net sales in the United States for the three and nine months ended September 30, 2005 was due primarily to increased sales in heart valve therapy products, which was driven by the continuing penetration of the Company’s Carpentier-Edwards PERIMOUNT Magna valve and its Carpentier-Edwards PERIMOUNT Magna valve with ThermaFix, which led to market share gains.

The increase in international net sales for the three and nine months ended September 30, 2005, can be explained primarily by:

•                    heart valve therapy products, which increased net sales by $3.0 million and $11.5 million, respectively, driven primarily by strong valve sales including the PrimaPlus stentless valve in Japan and, for the nine month period, strong PERIMOUNT valve sales in Europe;

•                    foreign currency exchange rate fluctuations, which increased net sales by $1.5 million (primarily the strengthening of the Brazilian real against the United States dollar) and $12.0 million (primarily the Euro, Japanese yen and Brazilian real against the United States dollar) respectively; and

•                    critical care, vascular and cardiac surgery products, which increased net sales by $3.4 million and $10.5 million, respectively;

partially offset by a decrease in net sales of $3.1 million and $17.1 million, respectively, due to the impact of discontinued businesses.

The impact of foreign currency exchange rate fluctuations on net sales would not necessarily be indicative of the impact on net income due to the corresponding effect of foreign currency exchange rate fluctuations on international manufacturing and operating costs and the Company’s hedging activities.

Net Sales by Product Line

The following table is a summary of net sales by product line (dollars in millions):

	Three Months Ended September 30,			Percent	Nine Months Ended September 30,			Percent
	2005	2004	Change	Change	2005	2004	Change	Change
Heart Valve Therapy	$112.9	$101.0	$11.9	11.8%	$355.3	$314.2	$41.1	13.1%
Critical Care	78.1	72.0	6.1	8.5%	239.6	222.7	16.9	7.6%
Cardiac Surgery Systems	27.4	27.5	(0.1)	(0.4)%	78.8	80.5	(1.7)	(2.1)%
Vascular	15.6	14.3	1.3	9.1%	48.8	44.6	4.2	9.4%
Other Distributed Products	6.9	10.0	(3.1)	(31.0)%	25.7	32.4	(6.7)	(20.7)%
Total net sales	$240.9	$224.8	$16.1	7.2%	$748.2	$694.4	$53.8	7.7%

Heart Valve Therapy

The net sales growth of heart valve therapy products for the three and nine months ended September 30, 2005 resulted primarily from the following:

•                    pericardial tissue valves, which increased net sales by $9.1 million and $28.3 million, respectively; primarily as a result of market share gains globally of the Company’s Carpentier-Edwards PERIMOUNT Magna valve, particularly in the United States;

•                    repair products, which increased net sales by $2.6 million and $7.1 million, respectively; and

•                    foreign currency exchange rate fluctuations, which increased heart valve therapy net sales by $0.2 million (primarily the strengthening of the Brazilian real against the United States dollar) and $4.3 million (primarily the Euro, Japanese yen and Brazilian real against the United States dollar), respectively.

Sales of heart valve therapy products continued to be strong this quarter driven by market share gains. During the year, the Company expanded the availability of its Carpentier-Edwards PERIMOUNT Magna valve and its Carpentier-Edwards PERIMOUNT Magna valve with ThermaFix, an anti-calcification tissue treatment process. The features and performance of these products continue to command a price premium. During the second quarter, the Company launched in the United States its PERIMOUNT Theon mitral pericardial valve system, which is based on its existing mitral pericardial technology, and includes enhancements and additional accessories along with its new ThermaFix process. This system has been well received by clinicians and was a notable contributor to heart valve therapy sales growth.

In September 2005, the Company introduced its new Magna mitral valve in Europe and expects to launch this product in the United States following FDA approval, which could be as early as the first half of 2006. Unlike most competitive tissue valves, Magna mitral is designed specifically for the requirements of the mitral position and includes a unique saddle shape that conforms to the native anatomy.

The Company expects to strengthen its market leadership position in heart valve repair products with the continuing adoption of its newest indication-specific products.

Critical Care

The net sales growth of critical care products for the three and nine months ended September 30, 2005 can be explained primarily by:

•                    pressure monitoring products, which increased net sales by $2.0 million and $5.8 million, respectively, driven primarily by market share gains;

•                    advanced technology catheters, which increased net sales by $1.7 million and $4.7 million, respectively;

•                    currency exchange rate fluctuations, which increased net sales by $0.6 million (primarily the strengthening of the Brazilian real against the United States dollar) and $4.5 million (primarily the Euro, Japanese yen and Brazilian real against the United States dollar), respectively; and

•                    an expanded hemofiltration product line, which increased net sales by $1.3 million and $3.6 million, respectively;

partially offset by decreased sales of base catheter products.

Minimally invasive monitoring systems, featuring the Company’s FloTrac system, represent a new and market-expanding opportunity for the Company. The Company launched its FloTrac system in Europe in the first quarter of 2005 and in the United States in April 2005. This quarter, the Company continued the introduction of the system and is continuing to conduct product evaluations in hospitals around the world.

Cardiac Surgery Systems

The net sales decrease of cardiac surgery systems for the three and nine months ended September 30, 2005 can be explained primarily by the sale of the Company’s perfusion products business in Japan in January 2005 and the sale of the Company’s Italian perfusion services businesses in June 2004, which together decreased net sales by $0.2 million and $6.9 million, respectively. For the nine months ended September 30, 2005, the decrease was partially offset by:

•                    cannula products, which increased net sales by $2.2 million driven primarily by market share gains and a shift to specialty products; and

•                    currency exchange rate fluctuations, which increased net sales by $1.8 million (primarily the Euro, Japanese yen and Brazilian real against the United States dollar).

In the second quarter of 2004, approximately $1.5 million sales of TMR lasers were deferred to the third quarter of 2004 pending the outcome of the Centers for Medicare and Medicaid Services panel review. The result of the lower TMR laser sales in the second quarter of 2004 had the effect of increasing the year over year growth rate in the second quarter of 2005 and the higher sales in the third quarter of 2004 detracted from the third quarter 2005 year over year growth rate.

In January 2005, the Company sold its Japan perfusion products business and expects to complete transitioning the business to the buyer in 2006. Throughout the transition period, the Company will continue to act as supplier and expects sales to the buyer of approximately $12.0 million through the end of 2005.

Vascular

The net sales growth of vascular products for the three and nine months ended September 30, 2005 can be explained primarily by:

•                    LifeStent products, which increased net sales by $1.5 million and $3.9 million, respectively; and

•                    currency exchange rate fluctuations, which increased net sales by $0.2 million (primarily the strengthening of the Brazilian real against the United States dollar) and $1.1 million (primarily the Euro, Japanese yen and Brazilian real against the United States dollar), respectively.

The growth for the nine months ended September 30, 2005 was partially offset by the discontinuation of the Lifepath AAA program in June 2004.

The third quarter 2005 sales of LifeStent products were below management’s expectations and only slightly higher than the prior quarter. The Company still expects to introduce longer sizes, as well as the LifeStent FlexStar self-expanding stent delivery system, in the first half of 2006.

Other Distributed Products

The decrease in net sales of other distributed products for the three and nine months ended September 30, 2005 can be explained primarily by the discontinuation of sales in Japan of certain lower margin distributed cardiology products in September 2004 and the exit from the Japan pacemaker business during the first quarter of 2005.

Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Change	2005	2004	Change
Gross profit as a percentage of net sales	62.3%	60.9%	1.4%	61.9%	59.8%	2.1%

Gross profit as a percentage of net sales for the three months ended September 30, 2005 increased compared to the same period in the prior year due primarily to sales of higher margin heart valve products (1.3 percentage points).

Gross profit as a percentage of net sales for the nine months ended September 30, 2005 increased compared to the same period in the prior year due primarily to a 1.2 percentage point increase from the favorable impact of foreign currency, including the expiration of currency hedging contracts in 2004, and sales of higher margin heart valve products.

Selling, General and Administrative (SG&A) Expenses

(dollars in millions)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Change	2005	2004	Change
SG&A expenses	$85.9	$79.7	$6.2	$261.6	$237.2	$24.4
SG&A expenses as a percentage of net sales	35.7%	35.5%	0.2%	35.0%	34.2%	0.8%

The increases in selling, general and administrative expenses for the three and nine months ended September 30, 2005 resulted primarily from higher sales and marketing expenses primarily related to the Company’s United States peripheral stent and heart valve therapy products ($3.0 million and $9.5 million, respectively), higher international expenses due to foreign exchange rates ($0.5 million and $4.3 million, respectively), and higher legal and consulting expenses.

Research and Development Expenses

(dollars in millions)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Change	2005	2004	Change
Research and development expenses	$24.0	$21.9	$2.1	$73.2	$63.6	$9.6
Research and development expenses as a percentage of net sales	10.0%	9.7%	0.3%	9.8%	9.2%	0.6%

The increases in research and development expenses and research and development expenses as a percentage of net sales for the three and nine months ended September 30, 2005 resulted primarily from additional investment in the Company’s percutaneous heart valve programs, including amortization of intangibles.

In June 2005, the Company announced that it is delaying enrollment in its percutaneous aortic heart valve clinical feasibility trials in the United States pending approval by the United States Food and Drug Administration (“FDA”) to incorporate a new retrograde delivery system and larger valve, which have been successfully used in Canada. The Company continues to expect that it will receive approval to resume its United States clinical feasibility trial by the end of the year. As reported in the second quarter, the Humanitarian Device Exemption (“HDE”) filing in the United States has been postponed. In Europe, where the Company has three clinical sites open, the Company has postponed opening additional sites while it awaits approval to add the retrograde system. In pursuit of a CE mark, the Company has completed multiple filings in both Europe and Canada to include the larger valve and retrograde system into its REVIVE trial and expects to incorporate these enhanced devices in the clinical studies before the end of this year. This is expected to delay CE mark approval by at least three to six months.

During this quarter, the Company completed the transition of valve manufacturing capability from the former PVT supplier to Edwards. Additionally, the Company received FDA approval for Edwards as a manufacturing site, and is currently producing percutaneous valves in Irvine.

In the Company’s edge-to-edge mitral repair program, enrollment was expected to continue through the end of 2005 in the ongoing feasibility study at additional sites in Europe and Canada. In early patient experience in the feasibility study, the Company identified two enhancements which include the ability to deploy multiple stitches during the procedure and device modifications to accommodate thicker mitral leaflets. The Company believes that these enhancements will enable it to treat a broader group of patients and achieve improved efficacy. As a result, the Company now expects to complete the feasibility trial in 2006, at which point the Company will finalize plans for the pivotal trial necessary to gain regulatory approval.

In the Company’s coronary sinus mitral repair program, the Company received regulatory approvals to resume feasibility studies in Canada and Europe with an enhanced device design and the feasibility studies have resumed. The Company now expects the feasibility study to extend into next year.

Purchased In-process Research and Development Expenses

In September 2005, the Company recorded a $1.2 million dollar pretax charge for in-process research and development related to a technology acquisition.

On September 29, 2004, the Company acquired all technology and intellectual property associated with ev3, Inc.’s (“ev3”) percutaneous mitral valve repair program for total consideration of $15.0 million. The acquisition is expected to be utilized in the Company’s existing percutaneous mitral valve repair research and development efforts. At the time of the purchase, ev3 had been unsuccessful in developing a viable prototype and had discontinued the program. Additional design developments, bench testing, pre-clinical studies and human clinical studies must be successfully completed prior to selling any product. The risks and uncertainties associated with completing development within a reasonable period of time include those related to the design, development and manufacturability of the product, the success of pre-clinical and clinical studies, and the timing of European and United States regulatory approvals. Approximately $12.3 million of the purchase price was charged to in-process research and development. The value of the in-process research and development was calculated using cash flow projections discounted for the risk inherent in such projects. The discount rate used was 30%. The valuation assumed approximately $39 million of additional research and development expenditures would be incurred prior to the date of product introduction. In the valuation, the Company estimated completion of the mitral valve repair program in 2009 utilizing the intellectual property acquired from ev3, and commencement of net cash inflows in 2010. The remaining fair market value of the assets purchased consisted primarily of patents unrelated to ev3’s core mitral valve repair technology, which are being amortized over their estimated economic life of 19 years.

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

The information in “Purchased in-process Research and Development Expenses” related to regulatory milestones reflects the Company’s expectations at the time of the respective acquisitions and has not been updated to reflect subsequent activities or expectations. Refer to “Research and Development Expenses” for updates to the Company’s expectations.

Special Charges, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Charitable fund	$15.0	$—	$15.0	$—
Asset impairments	8.9	—	13.7	1.7
Intellectual property litigation gain	(2.5)	—	(2.5)	—
Restructuring of 3F agreements	—	—	22.8	—
Sale of business	—	—	(2.0)	—
Discontinued products	—	—	—	10.6
Special charges, net	$21.4	$—	$47.0	$12.3

Charitable Fund

In September 2005, the Company recorded a charge of $15.0 million for an irrevocable contribution to a third party to complete the creation of a charitable fund.

Asset Impairments

In September 2005, the Company recorded a non-cash special charge of $8.9 million related to the other-than-temporary impairment of an investment in an unconsolidated affiliate.

In June 2005, the Company recorded a non-cash special charge of $4.8 million related to the other-than-temporary impairment of investments in two unconsolidated affiliates.

In June 2004, the Company recorded a non-cash special charge of $1.7 million related to the other-than-temporary impairment of investments in two unconsolidated affiliates.

Intellectual Property Litigation Gain

In September 2005, the Company recorded a net gain of $2.5 million related to intellectual property litigation.

Restructure of 3F Agreements

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

Sale of Business

In January 2005, the Company announced that it was realigning its business in Japan as part of the Company’s continued efforts to focus on its core cardiovascular businesses. The Company sold its perfusion products business in Japan to Terumo Corporation for cash consideration of between $10 million and $20 million based upon the achievement of certain milestones, of which $9.2 million was received in January 2005. The Company exited its pacemaker distribution business in Japan and restructured its Japanese operations. These transactions resulted in a net $2.0 million pre-tax special credit, consisting of a gain on the sale of the Company’s Japan perfusion products business of $7.7 million offset by a $5.7 million charge relating to the realignment of its operations, primarily related to severance costs due to headcount reductions. As of September 30, 2005, the Company had paid $2.8 million related to severance with the remaining amount to be paid by September 2006.

Discontinued Products

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

Interest Expense, net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Change	2005	2004	Change
Interest expense, net	$2.2	$3.4	$(1.2)	$8.3	$10.7	$(2.4)

Interest expense, net decreased for the three and nine months ended September 30, 2005 due primarily to lower average interest rates, including the effect of interest rate swaps ($0.5 million and $1.7 million, respectively) and increased interest income ($0.3 million and $0.4 million, respectively).

Other Expense (Income), net

The following is a summary of other expense (income), net (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Foreign currency exchange loss (gain), net	$0.1	$0.3	$(2.0)	$1.4
Accounts receivable securitization costs	0.5	0.3	1.2	0.7
Asset dispositions and write-downs, net	—	(0.2)	0.4	—
Other	(0.6)	(0.3)	(0.9)	0.2
	$—	$0.1	$(1.3)	$2.3

The net foreign currency exchange gain for the nine months ended September 30, 2005 relates primarily to intercompany receivable and payable balances, which benefited primarily from the impact of strengthening Japanese yen relative to the Euro.

Provision for Income Taxes

The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates. The effective income tax rates were 128.8% and 44.4% for the three and nine months ended September 30, 2005, respectively. The effective income tax rates were 36.4% and (505.0)% for the three and nine months ended September 30, 2004, respectively.

For the quarter ended September 30, 2005, the income tax rate was impacted primarily by the tax expense related to the Company’s distribution from its foreign affiliates under the American Jobs Creation Act of 2004 (the “Act”). On September 13, 2005, the Board of Directors approved management’s plan for reinvestment and repatriation of specific foreign earnings under the Act. The Act allows companies to repatriate cash into the United States at a special, temporary effective tax rate of 5.25 percent. Through September 30, 2005 the Company has repatriated $121.0 million and has determined that it will repatriate an additional $142.1 million in the fourth quarter of 2005. In September 2005, the Company accrued $15.8 million for federal, state, and foreign taxes attributable to the distribution of $263.1 million from its foreign affiliates.

The (505.0)% effective income tax rate for the nine months ended September 30, 2004 is derived from tax expense on a book loss and was primarily the result of charges related to the PVT acquisition for which there will be no income tax benefit.

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

As of September 30, 2005, the Company had an unsecured revolving credit agreement (“the Credit Agreement”), expiring on June 26, 2009, which provides up to an aggregate of $500.0 million in one-to six-month borrowings in multiple currencies. Borrowings currently bear interest at the London interbank offering rate (“LIBOR”) plus 0.5%, which includes a facility fee and is subject to adjustment in the event of a change in the Company’s leverage ratio, as defined by the Credit Agreement. The Company pays this facility fee regardless of available or outstanding borrowings, currently at an annual rate of 0.1%. As of September 30, 2005, borrowings of $101.5 million were outstanding under the Credit Agreement. The Credit Agreement contains various financial and other covenants, all of which the Company was in compliance with at September 30, 2005.

The Company has two securitization programs whereby certain subsidiaries in the United States and Japan sell, without recourse, on a continuous basis, an undivided interest in certain eligible pools of trade accounts receivable. As of September 30, 2005, the Company had sold a total of $80.8 million of trade accounts receivable and received funding of $67.4 million. The United States securitization program expires on September 19, 2006 and the Japan securitization program expires on December 3, 2005.

In September 2005, the Company’s Board of Directors authorized a new share repurchase program allowing the repurchase of an additional 2 million shares of outstanding common stock. The primary goal of the Company’s share repurchase program is to offset the dilution of shares issued under our employee ownership programs.

At September 30, 2005, there have been no material changes in the Company’s significant contractual obligations and commercial commitments as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2004.

Cash flows provided by operating activities for the nine months ended September 30, 2005 decreased $30.3 million from the same period a year ago primarily due to the cash payments of $23.0 million related to restructuring of development and supply agreements and the $15.0 million contribution to the charitable fund.

Net cash used by investing activities in the nine months ended September 30, 2005 consisted primarily of capital expenditures of $26.6 million offset by proceeds from the sale of the Japan perfusion products business of $9.2 million.

Net cash used in investing activities in the nine months ended September 30, 2004 consisted primarily of the acquisition of PVT.

Net cash used in financing activities in the nine months ended September 30, 2005 consisted primarily of purchases of treasury stock of $36.4 million and net payments on long term debt of $9.1 million, partially offset by the proceeds from stock plans of $22.1 million.

Net cash provided by financing activities in the nine months ended September 30, 2004 consisted primarily of net proceeds from issuance of long-term debt of $17.5 million, primarily to finance the acquisition of PVT.

Critical Accounting Policies

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to the Company’s critical accounting policies which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained on pages 37-40 in Item 7, Management’s

Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Management believes that at September 30, 2005, there has been no material change to this information.

Effects of Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123R”). This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. FAS 123R eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. FAS 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). This revision is effective for the first interim or annual reporting period that begins after June 15, 2005. On April 15, 2005, the Securities and Exchange Commission released a rule that amends the date for compliance so that the Company is not required to prepare financial statements in accordance with FAS 123R until the first quarter of 2006. The Company is still assessing the impact that adoption of FAS 123R will have on its consolidated financial statements; however, the Company believes that adoption of this standard will result in a charge to reported earnings.

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provides the Staff’s view regarding interactions between FAS 123R and certain SEC rules and regulations, and provides interpretations of the valuation of share-based payments for public companies. SAB 107 covers key topics related to the implementation of FAS 123R which include the valuation models, expected volatility, expected option term, income tax effects of FAS 123R, classification of stock-based compensation cost, capitalization of compensation cost, and disclosure requirements. The Company expects SAB 107 will have a material impact on its consolidated financial statements upon its adoption of FAS 123R in the first quarter of 2006.

In June 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections,” (“FAS 154”) a replacement of Acconting Principles Board Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.”  FAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition by recording a cumulative effect adjustment within net income in the period of change. FAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005.  The Company does not believe FAS 154 will have a material impact on its consolidated financial statements.

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

Item 4.   Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the Company’s disclosure controls and procedures as of September 30, 2005. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have determined that such controls and procedures are effective to provide reasonable assurance that information relating to the Company, including its consolidated subsidiaries, required to be disclosed in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There have been no changes in the Company’s internal controls over financial reporting that were identified during the evaluation that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(a)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(a)
July 1, 2005 through July 31, 2005	60,000	$46.01	60,000	765,400
August 1, 2005 through August 31, 2005	265,400	$44.16	265,400	500,000
September 1, 2005 through September 30, 2005	135,000	$43.65	135,000	2,365,000
Total	460,400	$44.25	460,400	2,365,000

(a)           On May 12, 2004, the Company announced that the Board of Directors approved a stock repurchase program authorizing the Company to purchase on the open market and in privately negotiated transactions up to 2.0 million shares of the Company’s common stock through December 31, 2006. On September 14, 2005, the Company announced that the Board of Directors approved a stock repurchase program authorizing the Company to purchase on the open market and in privately negotiated transactions up to an additional 2.0 million shares of the Company’s common stock. At September 30, 2005, 365,000 shares could yet be purchased under the initial program and an additional 2,000,000 shares could be purchased under the new program.

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

EDWARDS LIFESCIENCES CORPORATION
(Registrant)

Date: November 3, 2005	By:	/s/ CORINNE H. LYLE
Corinne H. Lyle
Corporate Vice President, Chief Financial Officer and Treasurer (Chief Accounting Officer)

EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

Exhibit No.	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002