Form 10-K
period 2005-12-31
EDWARDS LIFESCIENCES CORP
filed 2006-03-09
CIK 1099800

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
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

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.    Yes ☒ No ☐

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes ☐ No ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒        Accelerated filer ☐        Non-accelerated filer ☐

        Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2005 (the last trading day of the registrant's most recently completed second quarter): $2,573,526,384 based on a closing price of $43.02 of the registrant's common stock on the New York Stock Exchange. This calculation does not reflect a determination that persons are affiliates for any other purpose.

        The number of shares outstanding of the registrant's common stock, $1.00 par value, as of February 28, 2006, was 59,239,902.

Documents Incorporated by Reference

        Portions of the registrant's proxy statement for the 2006 Annual Meeting of Stockholders (to be filed on or before April 21, 2006) are incorporated by reference into Part III, as indicated herein.

EDWARDS LIFESCIENCES CORPORATION
Form 10-K Annual Report—2005
Table of Contents

PART I

Item 1.    Business

        This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company (as defined below in "Corporate Background") intends the forward-looking statements to be covered by the safe harbor provisions for such statements contained in this report. All statements other than statements of historical fact in this report or referred to or incorporated by reference into this report are "forward-looking statements" for purposes of these sections. These statements include, among other things, any predictions of earnings, revenues, expenses or other financial items, any statements of plans, strategies and objectives of management for future operations, any statements concerning the Company's future operations, financial conditions and prospects, and any statement of assumptions underlying any of the foregoing. These statements can sometimes be identified by the use of the forward-looking words such as "may," "believe," "will," "expect," "project," "estimate," "anticipate," "plan," "continue," "seek," "pro forma," "forecast," or "intend" or other similar words or expressions of the negative thereof. Investors are cautioned not to unduly rely on such forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause the Company's future business, financial condition, results of operations, or performance to differ materially from the Company's historical results or those expressed in any forward-looking statements contained in this report. See "Risk Factors" below for a further discussion of these risks.

Overview

        Edwards Lifesciences Corporation is a global leader in products and technologies designed to treat advanced cardiovascular disease. The Company focuses on specific cardiovascular opportunities including heart valve disease, peripheral vascular disease and critical care technologies.

        Cardiovascular disease is the number-one cause of death in the world, and is among the top three diseases in terms of health care spending in nearly every country. Cardiovascular disease is progressive and pervasive in that it tends to worsen over time and because it often affects an individual's entire circulatory system. In its later stages, cardiovascular disease is frequently treated with surgery, including heart valve replacement or repair procedures and coronary artery bypass graft ("CABG") procedures.

        The products and technologies provided by Edwards Lifesciences to treat cardiovascular disease are categorized into five main areas: Heart Valve Therapy; Critical Care; Cardiac Surgery Systems; Vascular; and Other Distributed Products.

        Patients undergoing surgical treatment for cardiovascular disease are likely to be treated using a variety of Edwards Lifesciences' products and technologies. For example, an individual with a heart valve disorder may have a faulty valve re-shaped and repaired with an Edwards Lifesciences annuloplasty ring, or a surgeon may elect to remove the valve altogether and replace it with one of Edwards Lifesciences' bioprosthetic tissue heart valves, which are made of bovine pericardial or porcine tissue. Virtually all high-risk patients in the operating room or cardiac care unit are candidates for having their cardiac function monitored by Edwards Lifesciences' critical care products. If a patient undergoes other types of open-heart surgery, such as a CABG procedure, the functions of their heart and lungs may be managed through the use of Edwards Lifesciences' cardiac surgery systems disposable products and equipment. If the circulatory problems are in the limbs rather than in the heart, the patient's procedure may involve some of Edwards Lifesciences' vascular products, which include various types of balloon-tipped catheters that are used to remove blood clots, and stents that are used to prop open the diseased blood vessels of patients suffering from atherosclerotic vascular disease. Lastly, Edwards Lifesciences' other distributed products include sales of intra-aortic balloon pumps and other products sold primarily through the Company's distribution network in Japan.

Corporate Background

        Edwards Lifesciences Corporation was incorporated in Delaware on September 10, 1999. Unless otherwise indicated or otherwise required by the context, the terms "it," "its," "Company" and "Edwards Lifesciences" refer to Edwards Lifesciences Corporation and its subsidiaries.

        Edwards Lifesciences' principal executive offices are located at One Edwards Way, Irvine, California 92614. The telephone number at that address is (949) 250-2500. The Company makes available, free of charge on its Web site located at www.edwards.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after filing such reports with the SEC. The Company's corporate governance guidelines, audit and public policy committee charter, compensation and governance committee charter, and code of business conduct are also posted on the Company's Web site and are each available in print to any shareholder upon request by writing to: Edwards Lifesciences Corporation, Investor Relations, One Edwards Way, Irvine, California 92614. The contents of the Company's Web site are not incorporated by reference into this report.

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

Heart Valve Therapy

        Edwards Lifesciences is the world's leading manufacturer of tissue heart valves and repair products, which are used to replace or repair a patient's diseased or defective heart valve. The Company operates manufacturing facilities in Irvine, California, and Horw, Switzerland producing pericardial and porcine valves from biologically inert animal tissue sewn onto proprietary wireform stents.

        The core of Edwards Lifesciences' tissue product line is the Carpentier-Edwards PERIMOUNT pericardial valve, including the PERIMOUNT Magna aortic valve, the newest generation pericardial valve approved for sale in the United States, Europe and Canada. The PERIMOUNT valve is the most widely prescribed tissue heart valve in the world due to its proven durability and performance. The Company's most recent addition to the PERIMOUNT product line is the MAGNA mitral valve, which is designed specifically to address the mitral valve's unique anatomical structure and rigorous conditions. The durability of Edwards Lifesciences' tissue valves is extended through the use of its proprietary XenoLogiX and ThermaFix tissue treatment processes. Edwards Lifesciences also sells porcine valves, stentless tissue valves and mechanical valves. In addition to its replacement valves, Edwards Lifesciences pioneered and is the worldwide leader in heart valve repair therapies, including annuloplasty rings and systems. The Company has continued to extend its leadership in this field with introduction of disease-specific valve repair products including the GeoForm annuloplasty ring.

        Edwards Lifesciences is currently developing percutaneous heart valve repair and replacement technologies, designed to treat heart valve disease using a catheter-based approach as opposed to direct surgical techniques. In the area of percutaneous mitral valve repair, the Company is developing the MOBIUS edge-to-edge mitral repair system and MONARC mitral annuloplasty system. In the area of percutaneous aortic valve replacement, the Company is developing the Cribier-Edwards aortic valve replacement system. The Company also is leveraging the knowledge and technology from the Cribier-Edwards percutaneous valve platform to develop the Ascendra aortic valve replacement system, which is intended for use in minimal access beating heart surgical procedures. The Company believes the market opportunity for these less invasive heart valve therapies is substantial.

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

        Edwards Lifesciences' hemodynamic monitoring technologies are often deployed before, during and after open-heart, major vascular, major abdominal, neurological and orthopedic surgical procedures. Edwards Lifesciences manufactures and markets the Swan-Ganz brand line of hemodynamic monitoring products, and the PreSep venous oximetry catheter for measuring central venous oxygen saturation. Edwards Lifesciences' newest addition to its hemodynamic monitoring product line is a minimally invasive cardiac monitoring technology, the FloTrac continuous cardiac output monitoring system, which was launched in 2005.

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

        The Company also markets outside of the United States a range of products required to perform continuous hemofiltration therapies including access catheters, hemofilters, substitution fluids and pumps.

Cardiac Surgery Systems

        The Company is a leading manufacturer of select disposable products used during cardiac surgery including cannula to facilitate venous drainage during perfusion, aortic dispersion cannula, and products to facilitate coronary artery bypass surgery when performed on a beating heart. Edwards Lifesciences also produces the EMBOL-X protection system, the only system of its kind designed to capture intra-aortic embolic material, such as blood clots or tissue fragments that might be generated during open-heart surgery procedures.

        Edwards Lifesciences develops, manufactures and distributes to customers primarily in Latin America and Asia a line of disposable perfusion products used during the practice of bypassing the heart and lungs during open-heart surgical procedures. In January 2005, the Company divested its Japanese perfusion products business. Edwards Lifesciences distributes in the United States carbon-dioxide lasers and related disposables for use in transmyocardial revascularization, a procedure for treating severe angina. The Company also offers the Optiwave 980 cardiac laser ablation system to create lesions in cardiac tissue.

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

        Edwards Lifesciences manufactures and sells a variety of products used to treat occlusive PVD, including a line of balloon-tipped, catheter-based products, as well as surgical clips and inserts. Edwards Lifesciences' Fogarty line of embolectomy catheters has been an industry standard for removing blood clots from peripheral blood vessels for more than 40 years. Edwards Lifesciences also manufactures and sells LifeStent balloon-expandable and self-expanding non-coronary stents that are used to prop open the diseased blood vessels of patients suffering from atherosclerotic vascular disease. The Company continued to expand its LifeStent product line during the year.

        In late 2005, the Company divested its ePTFE manufacturing plant located in Laguna Hills, California but plans to continue distributing the LifeSpan ePTFE vascular graft product in Europe and other select geographies.

Other Distributed Products

        Other distributed products primarily include sales of intra-aortic balloon pumps and other products sold though the Company's operations in Japan. During the first quarter of 2005, Edwards exited its pacemaker distribution business in Japan.

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

        Edwards Lifesciences' products and technologies face substantial competition from a number of companies. In heart valve therapy, the primary competitors include St. Jude Medical, Inc., Medtronic, Inc. and the Sorin Group. In critical care, Edwards Lifesciences' principal competitors include Hospira, Inc. and Arrow International, Inc. In cardiac surgery systems, Edwards Lifesciences competes with the Sorin Group, Medtronic, Inc. and Getinge AB. In vascular, Edwards Lifesciences' primary competitors for the traditional surgical segments of its business include W.L. Gore & Associates, Inc., LeMaitre Vascular Inc. and Applied Medical Resources Corporation. For emerging peripheral vascular disease products, Edwards Lifesciences' primary competitors are Johnson & Johnson, Boston Scientific Corporation, Medtronic, Inc. and Abbott Laboratories, Inc.

Sales and Marketing

        Edwards Lifesciences has a number of broad product lines that require a sales and marketing strategy tailored to its customers in order to deliver high-quality, cost-effective products and technologies to all of its customers worldwide. Edwards Lifesciences' portfolio includes some of the most recognizable product brands in cardiovascular devices today, including Carpentier-Edwards, Cosgrove-Edwards, Fogarty, PERIMOUNT, Research Medical and Swan-Ganz.

        Because of the diverse global needs of the population that Edwards Lifesciences serves, Edwards Lifesciences' distribution system includes a direct sales force and independent distributors. Edwards Lifesciences is not dependent on any single customer and no single customer accounted for more than 10% of Edwards Lifesciences' net sales in 2005.

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

        United States.    In the United States, Edwards Lifesciences sells substantially all of its products through its direct sales force. In 2005, 45.7% of Edwards Lifesciences' reported sales were derived from sales to customers in the United States.

        International.    In 2005, 54.3% of Edwards Lifesciences' reported sales were derived internationally through its direct sales force and independent distributors. Edwards Lifesciences sells its products in approximately 100 countries. Major international markets for Edwards Lifesciences' products are: Japan, Germany, France, United Kingdom, Italy, Brazil, Canada, Belgium, Spain, The Netherlands and Australia/New Zealand. The sales and marketing approach in international geographies varies depending on each country's size and state of development. See Note 17 to the "Consolidated Financial Statements" contained herein for additional information.

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

        Edwards Lifesciences follows rigorous sourcing and manufacturing procedures intended to safeguard humans from potential risks associated with diseases such as bovine spongiform encephalopathy ("BSE"), commonly known as "mad cow disease." International health and regulatory authorities have given guidance identifying three factors contributing to the control of BSE: source of animals, nature of tissue used and manufacturing process controls. The Company complies with all current global guidelines regarding risks for products intended to be implanted in humans. The Company obtains bovine tissue used in its pericardial tissue valve products only from sources within the

United States and Australia, where strong control measures and surveillance programs exist. In addition, bovine tissue used in the Company's pericardial tissue valve products is from tissue types considered by global health and regulatory organizations to have shown no risk of infectibility. The Company's manufacturing and sterilization processes render tissue biologically safe from all known infectious agents and viruses, and exceed the worldwide standard for sterile medical products. See "Risk Factors" contained herein.

Quality Assurance

        Edwards Lifesciences is committed to providing quality products to its customers. To meet this commitment, the Company has implemented modern quality systems and concepts throughout the organization. The quality system starts with the initial product specification and continues through the design of the product, component specification processes and the manufacturing, sales and servicing of the product. The quality system is designed to build in quality and to utilize continuous improvement concepts throughout the product lifecycle.

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

Environmental Health and Safety

        Edwards Lifesciences is committed to a safe and healthy workplace and the promotion of environmental excellence in its own communities and worldwide. Through its Environmental Health and Safety function, Edwards Lifesciences facilitates and monitors performance against these objectives at all levels of its organization. Among the metrics monitored are the generation of both regulated and non-regulated waste, emissions of air toxins, energy usage and lost time incidents in the Company's production activities. Each of the Company's manufacturing sites is evaluated annually with respect to a broad range of Environmental Health and Safety criteria, and performance against these criteria is part of Edwards Lifesciences' annual awards program applicable to all manufacturing facilities.

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

        The Company invested $99.0 million on research and development in 2005, $87.0 million in 2004 and $72.8 million in 2003 (9.9%, 9.3% and 8.5% of net sales, respectively). A significant portion of Edwards Lifesciences' research and development investment has been applied to extend and defend its core heart valve, critical care and vascular franchises, including research and development relating to next-generation pericardial tissue valves and enhanced tissue processing technologies.

        In its critical care franchise, the Company is also pursuing the development of minimally invasive hemodynamic monitoring systems, which offer the promise of collecting critical data using less invasive methods than current technologies. In its vascular franchise, the Company plans to broaden its LifeStent balloon-expandable and self-expanding non-coronary stent product line. Additionally, the Company is investing in additional growth opportunities, including alternative tissue valve materials, and angiogenesis gene therapy to treat peripheral vascular and coronary artery diseases.

        Edwards Lifesciences also is investing in the development of percutaneous heart valve repair and replacement technologies, designed to treat heart valve disease using a catheter-based approach as opposed to direct surgical techniques. The Company believes the market opportunity for catheter-based heart valve therapies is substantial. In the area of percutaneous mitral valve repair, the Company is developing the MOBIUS edge-to-edge mitral repair system and MONARC mitral annuloplasty system. In the area of percutaneous aortic valve replacement, the Company is developing the Cribier-Edwards aortic valve replacement system. The Company also is leveraging the knowledge and technology from the Cribier-Edwards percutaneous valve platform to develop the Ascendra aortic valve replacement system, which is intended for use in minimal access beating heart surgical procedures.

        Edwards Lifesciences' research and development activities are conducted primarily in facilities located in the United States and Israel. The Company's experienced research and development staff is focused on product design and development, quality, clinical research and regulatory compliance. To pursue primary research efforts, Edwards Lifesciences has developed alliances with several leading research institutions and universities, and also works with leading clinicians around the world in conducting scientific studies on Edwards Lifesciences' existing and developing products. These studies include clinical trials, which provide data for use in regulatory submissions, and post-market approval studies involving applications of Edwards Lifesciences' products.

Proprietary Technology

        Patents and other proprietary rights are important to the success of Edwards Lifesciences' business. Edwards Lifesciences also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position.

        Edwards Lifesciences owns approximately 540 issued United States patents, 250 pending United States patent applications, 960 issued foreign patents and 480 pending foreign patent applications, and has licensed numerous United States and foreign patents and patent applications that relate to aspects of the technology incorporated in many of Edwards Lifesciences' products.

        Most of Edwards Lifesciences' products are protected in some respect by issued patents and/or pending patent applications. Edwards Lifesciences has a number of patents and pending patent applications in the United States, Europe, Australia, Japan and Canada on the Carpentier-Edwards PERIMOUNT Magna pericardial valves and the Carpentier-Edwards PERIMOUNT Plus pericardial valves. Edwards Lifesciences also has issued patents and pending patent applications directed to the ThermaFix tissue treatment process that is used on the PERIMOUNT, PERIMOUNT Plus and PERIMOUNT Magna pericardial valves.

        Edwards Lifesciences has many United States and foreign patents and pending patent applications related to mitral valve repair and, in particular, patent coverage on the Cosgrove-Edwards annuloplasty system and the Carpentier-Edwards Physio annuloplasty ring, as well as the Edwards MC3 tricuspid annuloplasty system, the IMR ETlogix annuloplasty ring and the GeoForm annuloplasty ring. Edwards Lifesciences also has a number of significant United States and foreign patents and patent applications in the field of percutaneous heart valve repair and replacement.

        Edwards Lifesciences owns key United States and foreign patents and patent applications that cover catheters, systems and methods for hemodynamic monitoring and vascular access products. Edwards Lifesciences has pending patent applications that relate to aspects of the technology incorporated in the FloTrac system, used to measure cardiac output by minimally invasive methods. Edwards Lifesciences also owns a significant number of United States and foreign patents and patent applications relating to intra-aortic embolic management systems, including the EMBOL-X and

EMBOL-X Glide system. Edwards Lifesciences has also exclusively licensed and owns several important United States and foreign patents and patent applications relating to peripheral stents, including the LifeStent products. In addition, Edwards Lifesciences has a number of patents and patent applications relating to the Optiwave 980 cardiac laser ablation system. Edwards Lifesciences has also exclusively licensed a portfolio of United States and foreign patents and patent applications in the angiogenesis field.

        Edwards Lifesciences is a party to several license agreements with unrelated third parties pursuant to which it has obtained, for varying terms, the exclusive or non-exclusive rights to certain patents held by such third parties in consideration for cross licensing rights or royalty payments. Edwards Lifesciences has also licensed certain patent rights to others.

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

        The following table identifies some of the primary trademarks of Edwards Lifesciences that are registered in the United States Patent and Trademark Office:

Advanced Venous Access	Edwards MIRA	PERIMOUNT
AnastaFlo	Edwards Prima Plus	PERIMOUNT Magna
AVA 3Xi	Edwards MC3	PERIMOUNT Plus
AVA HF	EMBOL-X	PreSep
Carpentier-Edwards	EverClip	Starr-Edwards
Carpentier-Edwards Classic	EverGrip	Swan-Ganz
Carpentier-Edwards Physio	Fogarty	Tricentrix
CCOmbo	GeoForm	Vantex
Cosgrove-Edwards	IMR ETlogix	Vigilance
Edwards Lifesciences	LifeStent

        Other key trademarks owned by Edwards Lifesciences include:

Ascendra	FloTrac	Research Medical
BioPhysio	MOBIUS	ThermaFix
Cribier-Edwards	MONARC	Vigileo
Edwards	Optiwave 980	VisuFlo
EMBOL-X Glide	PERIMOUNT Theon	XenoLogiX

        Many of these trademarks have also been registered for use in certain foreign countries where registration is available and Edwards Lifesciences has determined it is commercially advantageous to do so.

Government Regulation and Other Matters

        Regulatory Environment.    In the United States, the Food and Drug Administration ("FDA") has responsibility for regulating the introduction of new medical devices. The FDA regulates laboratory and manufacturing practices, labeling and record-keeping for medical devices, and review of required manufacturers' reports of adverse experience to identify potential problems with marketed medical devices. Many of the devices that Edwards Lifesciences develops and markets are in a category for which the FDA has implemented stringent clinical investigation and pre-market approval requirements. The process of obtaining FDA approval to market a product can be resource-intensive, lengthy and costly. FDA review may involve substantial delays that adversely affect the marketing and sale of Edwards Lifesciences' products.

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

        Medical device laws are also in effect in Europe, Japan and many other countries where Edwards Lifesciences does business. Similar to the regulations imposed by the FDA, the regulations in these countries range from comprehensive device approval requirements for some or all of the Company's products to requests for product data, certifications or record-keeping. The process of obtaining approval to market a product and/or complying with product data requests can be resource-intensive, lengthy and costly, and such requirements may or may not be more stringent than those required by the FDA. Overall, the number and scope of government regulations and requirements are increasing.

        Edwards Lifesciences also is governed by federal, state, local and foreign laws of general applicability, such as those regulating employee health and safety. In addition, Edwards Lifesciences is subject to various federal, state, local and foreign environmental protection laws and regulations, including those governing the adverse impact on the environment.

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

        In keeping with the increased emphasis on cost-effectiveness in health care delivery, the current trend among domestic hospitals and other customers of medical device manufacturers is to consolidate into larger purchasing groups to enhance purchasing power. The medical device industry has also experienced some consolidation, partly in order to offer a broader range of products to large purchasers. As a result, transactions with customers are larger, more complex and tend to involve more long-term contracts than in the past. The enhanced purchasing power of these larger customers may also increase the pressure on product pricing.

Employees

        As of December 31, 2005, Edwards Lifesciences had approximately 5,400 employees worldwide, the majority of whom were located at the Company's headquarters in Irvine, California, and at its manufacturing facilities in Puerto Rico and the Dominican Republic. Other major concentrations of employees are located in Europe, Japan and Brazil. Edwards Lifesciences emphasizes competitive compensation, benefits, equity participation and work environment practices in its efforts to attract and retain qualified personnel. None of Edwards Lifesciences' North American employees are represented by a labor union. In various countries outside of North America, the Company interacts with trade unions and work councils that represent a limited number of employees.

Item 1A.    Risk Factors

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

If Edwards Lifesciences does not introduce new products in a timely manner, its products may become obsolete and its operating results may suffer.

        The cardiovascular products industry is characterized by rapid technological changes, frequent new product introductions and evolving industry standards. Without the timely introduction of new products and enhancements, Edwards Lifesciences' products will likely become technologically obsolete over time, in which case its revenue and operating results would suffer. Even if Edwards Lifesciences is able to develop new technologies, these technologies may not be accepted quickly because of industry specific factors, such as the need for regulatory clearance, unanticipated restrictions imposed on approved indications, entrenched patterns of clinical practice and uncertainty over third party reimbursement.

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

        In the case of some of the companies in which Edwards Lifesciences has invested, the value of its equity securities has declined since the time of its original investment. As a result, Edwards Lifesciences may be required to recognize additional charges, which could be substantial, to write down its investments. At December 31, 2005, Edwards Lifesciences had $10.7 million of investments in equity instruments of other companies and had recorded unrealized losses of $0.6 million on these investments on its balance sheet in "Accumulated Other Comprehensive Income (Loss)," net of tax.

        As part of the ongoing evaluation of its various businesses and products, Edwards Lifesciences from time to time identifies businesses or products that are not performing at a level commensurate with the rest of its business. Edwards Lifesciences may from time to time seek to dispose of these under-performing businesses or product lines, and may also seek to dispose of businesses or product lines from time to time for strategic or other business reasons. If Edwards Lifesciences is unable to dispose of a business or product line on terms it considers acceptable, Edwards Lifesciences may voluntarily terminate that business or cease providing that product. Any of these events may result in charges, which could be substantial and which could adversely affect its results of operations.

        Historically, Edwards Lifesciences has entered into interest rate swap agreements in connection with some of its indebtedness, and expects that it will continue to do so from time to time in the future. In the event that Edwards Lifesciences elects to terminate a swap agreement prior to its maturity, it may be required to make cash payments to the counterparty and to recognize a charge in connection with that termination, which could adversely affect its results of operations.

Edwards Lifesciences may not successfully identify and complete acquisitions or strategic alliances on favorable terms or achieve anticipated synergies relating to any acquisitions or alliances, and such acquisitions could result in unforeseen operating difficulties and expenditures, require significant management resources and require significant charges or write-downs.

        As part of Edwards Lifesciences' growth strategy, Edwards Lifesciences regularly reviews potential acquisitions of complementary businesses, technologies, services or products, as well as potential strategic alliances. Edwards Lifesciences may be unable to find suitable acquisition candidates or appropriate partners with which to form partnerships or strategic alliances. Even if Edwards Lifesciences identifies appropriate acquisition or alliance candidates, it may be unable to complete such acquisitions or alliances on favorable terms, if at all. In addition, the process of integrating an acquired business, technology, service or product into Edwards Lifesciences' existing business and operations may result in unforeseen operating difficulties and expenditures. Integration of an acquired company also may require significant management resources that otherwise would be available for ongoing development of Edwards Lifesciences' business. Moreover, Edwards Lifesciences may not realize the anticipated benefits of any acquisition or strategic alliance, and such transactions may not generate anticipated financial results. In addition, Edwards Lifesciences may be required to take charges or write downs in connection with acquisitions it has made or may make in the future. In particular, acquisitions of businesses engaged in the development of new products may give rise to in-process research and development charges, which could be significant. Edwards Lifesciences has taken in-process research and development charges in connection with past acquisitions and may take similar charges in connection with acquisitions the Company makes in the future, which charges could adversely affect its results of operations. Future acquisitions could also require issuances of equity securities, the incurrence of debt, contingent liabilities or amortization expenses related to other intangible assets, any of which could harm Edwards Lifesciences' business.

Edwards Lifesciences' business is subject to economic, political and other risks associated with international sales and operations.

        Because Edwards Lifesciences sells its products in a number of foreign countries, its business is subject to risks associated with doing business internationally. Edwards Lifesciences' net sales originating outside of the United States, as a percentage of total net sales, were 54.3% in 2005. Edwards Lifesciences anticipates that sales from international operations will continue to represent a substantial portion of its total sales. In addition, many of Edwards Lifesciences' manufacturing facilities and suppliers are located outside of the United States. Management expects to increase Edwards Lifesciences' international sales, which could expose it to greater risks associated with international sales and operations. Accordingly, Edwards Lifesciences future results could be harmed by a variety of factors, including:

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

  •
  an outbreak of any life threatening communicable disease;

  •
  changes in the international political situation;

  •
  differing labor regulations; and

  •
  differing protection of intellectual property.

Edwards Lifesciences is subject to risks arising from currency exchange rate fluctuations.

        Edwards Lifesciences generated 54.3% of net sales in 2005 outside of the United States. Substantially all of Edwards Lifesciences' sales outside of the United States are denominated in local currencies. Measured in local currency, a substantial portion of Edwards Lifesciences' foreign generated sales was generated in Europe (and primarily denominated in the Euro) and in Japan. The United States dollar value of Edwards Lifesciences' foreign generated sales varies with currency exchange rate fluctuations. Significant decreases in the value of the United States dollar to the Euro or the Japanese yen have had the effect of increasing Edwards Lifesciences' earnings even when the volume of foreign sales has remained constant. Significant increases in the value of the United States dollar relative to the Euro or the Japanese yen, as well as other currencies, could have a material adverse effect on Edwards Lifesciences' results of operations. Edwards Lifesciences has a hedging program that attempts to manage currency exchange rate risks to an acceptable level based on management's judgment of the appropriate trade-off between risk, opportunity and cost; however, this hedging program does not completely eliminate the effects of currency exchange rate fluctuations.

Increased interest rates could increase Edwards Lifesciences' borrowing costs and make it more difficult to access the capital markets.

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

        Edwards Lifesciences' success and competitive position are dependent, in part, upon its proprietary intellectual property. Edwards Lifesciences relies on a combination of patents, trade secrets and nondisclosure agreements to protect its proprietary intellectual property, and will continue to do so. Although Edwards Lifesciences seeks to protect its proprietary rights through a variety of means, Edwards Lifesciences cannot guarantee that the protective steps it has taken are adequate to protect these rights. Patents issued to or licensed by Edwards Lifesciences in the past or in the future may be challenged and held invalid. In addition, certain of Edwards Lifesciences' patents are due to expire within the next five years and the Company may be unsuccessful in its efforts to extend its protection through improvement patents, modifications or line extensions. The failure to maintain Edwards Lifesciences' patents could have a material adverse effect on the Company.

        Edwards Lifesciences also relies on confidentiality agreements with certain employees, consultants and other parties to protect, in part, trade secrets and other proprietary information. These agreements could be breached and Edwards Lifesciences may not have adequate remedies for any breach. In addition, others may independently develop substantially equivalent proprietary information or gain access to Edwards Lifesciences' trade secrets or proprietary information. Edwards Lifesciences spends significant resources to monitor and enforce its intellectual property rights. However, the Company's efforts in this regard may not be successful. Edwards Lifesciences may not be able to detect infringement and may lose its competitive position in the industry. In addition, competitors may design around Edwards Lifesciences' technology or develop competing technologies. Patent litigation could result in substantial cost and diversion of effort. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture increased market position.

Third parties may claim Edwards Lifesciences is infringing their intellectual property, and Edwards Lifesciences could suffer significant litigation or licensing expenses or be prevented from selling products.

        During recent years, Edwards Lifesciences' competitors have been involved in substantial litigation regarding patent and other intellectual property rights in the medical device industry generally. From time to time, Edwards Lifesciences may be forced to defend itself against other claims and legal actions alleging infringement of the intellectual property rights of others. Because intellectual property litigation can be costly and time consuming, Edwards Lifesciences' intellectual property litigation expenses could be significant. Adverse determinations in any such litigation could subject Edwards Lifesciences to significant liabilities to third parties, or could require Edwards Lifesciences to seek licenses from third parties and could, if such licenses are not available, prevent the Company from manufacturing, selling or using certain of its products, any one of which could have a material adverse effect on the Company.

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

Edwards Lifesciences and its customers are subject to various governmental regulations and Edwards Lifesciences may incur significant expenses to comply with these regulations and develop its products to be compatible with these regulations.

        The medical devices manufactured and marketed by Edwards Lifesciences are subject to rigorous regulation by the United States Food and Drug Administration ("FDA") and numerous other federal, state and foreign governmental authorities. The process of obtaining regulatory approvals to market a medical device, particularly from the FDA and certain foreign governmental authorities, can be costly and time consuming, and approvals might not be granted for future products on a timely basis, if at all. Delays in receipt of, or failure to obtain, approvals for future products could result in delayed realization of product revenues or in substantial additional costs, which could have material adverse effects on Edwards Lifesciences' business or results of operations. In addition, there can be no assurance that Edwards Lifesciences will be or will continue to be in compliance with applicable FDA and other material regulatory requirements. If the FDA or some other foreign governmental authority were to conclude that Edwards Lifesciences was not in compliance with applicable laws or regulations, the FDA or such other foreign governmental authority, as applicable, could institute proceedings to detain or seize Edwards Lifesciences' products, issue a recall, impose operating restrictions, enjoin future violations and assess civil penalties against Edwards Lifesciences, its officers or its employees and could recommend criminal prosecution to the Department of Justice. Moreover, the FDA or some other foreign governmental authority could proceed to ban, or request recall, repair, replacement or refund of the cost of, any device or product manufactured or distributed by Edwards Lifesciences. Furthermore, both the FDA and foreign government regulators have become increasingly stringent, and Edwards Lifesciences may be subject to more rigorous regulation by governmental authorities in the future.

Failure of any of Edwards Lifesciences' products to meet applicable quality standards could result in recalls or other serious consequences.

        Edwards Lifesciences products must conform with exacting quality standards, many of which are imposed by regulations of the FDA and other applicable regulatory agencies. Failure to manufacture products to the required quality standards could result in voluntary or mandatory recalls of the products, field corrective actions or other remedial action, as well as fines and penalties or the ban of the affected product. These actions could result in significant monetary expenditures by Edwards Lifesciences as well as the commitment of substantial amounts of management time and could have a material adverse impact on the financial condition and results of operations of Edwards Lifesciences.

Unsuccessful clinical trials or developmental procedures relating to products and development could have a material adverse effect on Edwards Lifesciences' prospects.

        The development of new products by Edwards Lifesciences requires extensive clinical trials and procedures. There can be no assurance that these trials or procedures will be successful or completed in a timely or cost effective manner. Failure to successfully complete these trials or procedures in a timely and cost effective manner could have a material adverse effect on the Company's prospects. In addition, current results from the Company's clinical trials or procedures may not be supported by actual long-term studies or clinical experience. If current results for a Company product cannot be supported by actual long-term studies or clinical experience, the Company's business could be adversely affected.

Edwards Lifesciences is subject to risks arising from concerns and/or regulatory actions relating to "mad cow disease."

        Certain of Edwards Lifesciences' products, including pericardial tissue valves, are manufactured using bovine tissue. Concerns relating to the potential transmission of bovine spongiform encephalopathy, or "BSE," commonly known as "mad cow disease," from cows to humans may result in reduced acceptance of bovine products. Edwards Lifesciences obtains its bovine tissue only from closely controlled sources within the United States and Australia. To date, there have been few reported cases in the United States. The bovine tissue used in Edwards Lifesciences' pericardial tissue valves is from tissue types considered by global health and regulatory organizations to have shown no risk of infectibility for the suspected BSE infectious agent. Edwards Lifesciences has not experienced any significant adverse impact on its sales as a result of concerns regarding BSE, but no assurance can be given that such an impact may not occur in the future.

If third party payors decline to reimburse Edwards Lifesciences' customers for its products or reduce reimbursement levels, Edwards Lifesciences' ability to profitably sell its products will be harmed.

        Edwards Lifesciences sells its products and technologies to hospitals, doctors and other health care providers, all of which receive reimbursement for the health care services provided to its patients from third party payors, such as government programs (both domestic and international), private insurance plans and managed care programs. These third party payors may deny reimbursement if they determine that a device used in a procedure was not used in accordance with cost-effective treatment methods as determined by such third party payors, or was used for an unapproved indication. Third party payors may also decline to reimburse for experimental procedures and devices. Edwards Lifesciences believes that many of its existing and future products are cost-effective because they are intended to reduce overall health care costs over a long period of time. Edwards Lifesciences cannot be certain whether these third party payors will recognize these cost savings or will merely focus on the lower initial costs associated with competing therapies. If Edwards Lifesciences' products are not considered cost-effective by third party payors, Edwards Lifesciences' customers may not be reimbursed for the Company's products.

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

        Edwards Lifesciences is, or may be, a party to, or may be otherwise responsible for, pending or threatened lawsuits or other claims related to products and services currently or formerly manufactured or performed, as applicable, by the Company. Such cases and claims may raise difficult and complex factual and legal issues and may be subject to many uncertainties and complexities, including, but not limited to, the facts and circumstances of each particular case or claim, the jurisdiction in which each suit is brought, and differences in applicable law. Upon resolution of any such legal matters or other claims, Edwards Lifesciences may incur charges in excess of established reserves. While any such charge could have a material adverse impact on Edwards Lifesciences' net income or net cash flows in the period in which it is recorded or paid, management believes that no such charge relating to any currently pending lawsuit would have a material adverse effect on Edwards Lifesciences' financial position, results of operations or liquidity.

Edwards Lifesciences may incur increased costs as a result of recent changes in laws and regulations affecting public companies.

        Compliance with changes in laws and regulations affecting public companies such as the Sarbanes-Oxley Act of 2002 requiring an evaluation of the effectiveness of internal controls over financial reporting may result in increased accounting, legal and administrative costs. The cost of complying with these requirements is substantial and could increase in the future.

The market price for Edwards Lifesciences' common stock may be volatile.

        The market price of Edwards Lifesciences' common stock could fluctuate substantially in the future in response to any of the other risk factors set out above and below as well as a number of other factors, including the following:

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

Edwards Lifesciences' stockholder rights plan, charter and bylaws, as well as provisions of Delaware law, the change in control provisions of the 3.875% convertible senior debentures issued by Edwards Lifesciences and the change in control provisions of other agreements to which Edwards Lifesciences is a party, could make it difficult for a third party to acquire the Company.

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

  •
  provide for a staggered board of directors and three-year terms for directors, so that no more than a minority of Edwards Lifesciences' directors could be replaced at any annual meeting;

  •
  provide that directors may be removed only for cause;

  •
  provide that stockholder action may be taken only at a special or regular meeting and not by written consent;

  •
  provide for super majority voting requirements for some provisions of Edwards Lifesciences' charter; and

  •
  establish advance notice requirements for submitting nominations for election to the board of directors and for proposing matters to be acted upon by stockholders at a meeting.

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

        In addition, if Edwards Lifesciences undergoes a change in control (as defined in the indenture relating to Edwards Lifesciences' 3.875% convertible senior debentures) prior to May 15, 2008, the holders of the 3.875% convertible senior debentures have the right, at their option, to require Edwards

Lifesciences to purchase all or a portion of the debentures they hold. In addition, certain change in control events relating to the Company may constitute or otherwise result in events of default under the Company's other debt instruments or its receivables facilities, which could result in borrowings outstanding and other amounts due under those debt instruments and receivables facilities becoming immediately due and payable. These features of Edwards Lifesciences' 3.875% convertible senior debentures and other debt instruments and receivables facilities, and features of Edwards Lifesciences' employee equity programs and change in control severance agreements with the Company's executive officers which have the effect of accelerating vesting of equity awards or causing severance payments to become due and payable, may also discourage a person or a group from attempting to acquire Edwards Lifesciences.

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

Recent changes related to equity compensation could adversely affect Edwards Lifesciences' ability to attract and retain key personnel.

        Since inception, Edwards Lifesciences has used stock options and other long-term equity based incentives as a fundamental component of its employee compensation packages. Management believes that stock options and other long-term equity based incentives directly motivate employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with the Company. The Financial Accounting Standards Board issued changes to the United States generally accepted accounting principles that require Edwards Lifesciences to record a charge to earnings for new and unvested stock options beginning January 1, 2006. In addition, increased investor interest in equity-based compensation and New York Stock Exchange rules prohibiting NYSE member organizations from voting on equity-based compensation plans unless the beneficial owner of the shares has given express voting instructions could make it more difficult for the Company to obtain approval of future stock option grants to employees. To the extent that these changes make it more difficult or expensive to grant stock options to employees, Edwards Lifesciences may incur increased compensation costs, change its equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially adversely affect the Company.

Future sales of common stock in the public market could adversely affect the trading price of Edwards Lifesciences' common stock and its ability to raise funds in new securities offerings.

        Future sales of substantial amounts of the common stock of Edwards Lifesciences in the public market, or the perception that such sales could occur, could adversely affect prevailing trading prices of the common stock of Edwards Lifesciences that it may issue and could impair its ability to raise capital through future offerings of equity or equity-related securities. As of December 31, 2005, Edwards Lifesciences had:

  •
  59,524,866 shares of common stock outstanding;

  •
  10,253,574 shares of common stock reserved for issuance upon exercise of options outstanding under Edwards Lifesciences' stock option plans with a weighted average exercise price of $27.62 per share;

  •
  2,088,850 shares of common stock reserved for future issuance under incentive compensation programs and employee stock purchase plans; and

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

Item 1B.    Unresolved Staff Comments

        None.

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
Asia
Tokyo, Japan	(2)	Japan Headquarters, Distribution
Miyazaki, Japan	(2)	Manufacturing, Distribution

(1)
Owned property.

(2)
Leased property.

        The Dominican Republic lease expires in 2009; the Puerto Rico lease expires in 2008; the Horw, Switzerland lease expires in 2007; the Saint Prex, Switzerland lease expires in 2007; the São Paulo, Brazil lease expires in 2009; the Tokyo, Japan lease expires in 2009; and the Miyazaki, Japan lease expires in 2007. The Company's properties have been well maintained, are in good operating condition and are adequate for current needs.

Item 3.    Legal Proceedings

        On June 29, 2000, Edwards Lifesciences filed a lawsuit against St. Jude Medical, Inc. alleging infringement of several Edwards Lifesciences United States patents. This lawsuit was filed in the United States District Court for the Central District of California, seeking monetary damages and injunctive relief. Pursuant to the terms of a January 7, 2005 settlement agreement, Edwards Lifesciences was paid $5.5 million by St. Jude, Edwards Lifesciences granted St. Jude a paid-up license for certain of its heart valve therapy products and the lawsuit was dismissed. This settlement resulted in a net gain of $0.2 million for the amount of the license payment received from St. Jude net of capitalized patent enforcement costs.

        On August 18, 2003, Edwards Lifesciences filed a lawsuit against Medtronic, Inc. and its affiliate, Medtronic Vascular, Inc. (collectively, "Medtronic"), Cook, Inc. and W.L. Gore & Associates alleging infringement of a patent exclusively licensed to the Company. The lawsuit was filed in the United States District Court for the Northern District of California, seeking monetary damages and injunctive relief. On September 2, 2003, a second patent exclusively licensed to the Company was added to the lawsuit. As announced on January 23, 2006, Edwards Lifesciences settled this litigation with Medtronic. In exchange for a cash payment of $37.5 million from Medtronic to Edwards Lifesciences and Australian-based Endogad Research Pty. Ltd. (the company formed by the clinician-inventors of the patents), Medtronic was granted nonexclusive licenses to the patents involved in the litigation, as well as to certain other related patents. The Company recorded a gain of $20.2 million in January 2006, which consists of the $37.5 million cash offset by the settlement paid to Endogad, capitalized patent enforcement costs of $2.9 million and current legal fees. Edwards Lifesciences remains in litigation with Cook, Inc. and W. L. Gore & Associates, each of which has answered and asserted various affirmative defenses and counterclaims.

        In addition, Edwards Lifesciences is or may be a party to, or may be otherwise responsible for, pending or threatened lawsuits related primarily to products and services currently or formerly manufactured or performed, as applicable, by Edwards Lifesciences. Such cases and claims raise difficult and complex factual and legal issues and are subject to many uncertainties and complexities, including, but not limited to, the facts and circumstances of each particular case or claim, the jurisdiction in which each suit is brought, and differences in applicable law. Upon resolution of any such legal matters or other claims, Edwards Lifesciences may incur charges in excess of established reserves. While any such charge could have a material adverse impact on Edwards Lifesciences' net income or net cash flows in the period in which it is recorded or paid, management does not believe that any such charge relating to any currently pending lawsuit would have a material adverse effect on Edwards Lifesciences' financial position, results of operations or liquidity.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Price

        The principal market for Edwards Lifesciences' common stock is the New York Stock Exchange (the "NYSE"). The table below sets forth, for the calendar quarters indicated, the high and low sales prices of Edwards Lifesciences' common stock as reported by the NYSE.

	2005		2004
	High	Low	High	Low
Calendar Quarter Ended:
March 31	44.28	39.47	$35.52	$29.61
June 30	46.76	41.85	36.58	31.88
September 30	46.25	40.65	36.52	32.77
December 31	44.32	39.85	42.26	32.60

Number of Stockholders

        On February 28, 2006, there were 31,185 stockholders of record of Edwards Lifesciences' common stock.

Dividends

        Edwards Lifesciences has never paid any cash dividends on its capital stock and has no current plans to pay any cash dividends. The current policy of Edwards Lifesciences is to retain any future earnings for use in the business of the Company.

(b) Issuer Purchases of Equity Securities

Calendar Month Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(a)
October 31, 2005	300,000	$42.48	300,000	2,065,000
November 30, 2005	65,000	41.90	65,000	2,000,000
December 31, 2005	37,900	41.80	37,900	1,962,100

Total	402,900	$42.32	402,900	1,962,100

(a)
On May 12, 2004, the Company announced that the Board of Directors approved a stock repurchase program authorizing the Company to purchase on the open market and in privately negotiated transactions up to 2.0 million shares of the Company's common stock through December 31, 2006. This program was completed in November 2005. On September 14, 2005, the Company announced that the Board of Directors approved a stock repurchase program authorizing the Company to purchase on the open market and in privately negotiated transactions up to an additional 2.0 million shares of the Company's common stock through December 31, 2007.

Item 6.    Selected Financial Data

        The following table sets forth selected financial information with respect to Edwards Lifesciences. The information set forth below should be read in conjunction with Edwards Lifesciences' "Management's Discussion and Analysis of Financial Condition and Results of Operations" and

"Consolidated Financial Statements" found elsewhere in this Form 10-K. See Note 4 to the "Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for discussions of the effect of certain transactions on Edwards Lifesciences' operations.

		As of or for the years ended December 31,
		2005	2004	2003	2002	2001
		(in millions except per share data)
OPERATING RESULTS	Net sales	$997.9	$931.5	$860.5	$704.0	$692.1
	Gross profit	623.3	561.3	501.1	404.9	368.4
	Net income (loss)(a)	79.3	1.7	79.0	55.7	(11.4)
BALANCE SHEET DATA	Total assets	$1,229.1	$1,112.7	$1,101.4	$1,004.4	$982.9
	Long-term debt and lease obligations	316.1	267.1	255.8	245.5	309.8
COMMON STOCK INFORMATION	Net income (loss) per common share(a):
	Basic	$1.33	$0.03	$1.34	$0.94	$(0.19)
	Diluted	1.27	0.03	1.29	0.91	(0.19)
	Cash dividends declared per common share	—	—	—	—	—

(a)
See Notes 3 and 4 to the "Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding in-process research and development and other special charges, net of $49.4 million, $110.5 million, $37.1 million during 2005, 2004 and 2003, respectively. During 2002, the Company recorded a $67.4 million charge related to the impairment of one of its investments in an unconsolidated affiliate. During 2001, the Company recorded a loss of $68.2 million related to the sale of Edwards Lifesciences Cardiovascular Resources, Inc. to Fresenius Medical Care AG and an impairment of the long-lived assets and investments related to certain products that the Company decided to discontinue selling.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis presents the factors that had a material effect on the results of operations of Edwards Lifesciences during the three years ended December 31, 2005. Also discussed is Edwards Lifesciences' financial position as of December 31, 2005. You should read this discussion in conjunction with the historical consolidated financial statements and related notes included elsewhere in this Form 10-K.

Overview

        Edwards Lifesciences is a global provider of products and technologies that are designed to treat advanced cardiovascular disease. Edwards Lifesciences focuses on providing products and technologies to address specific cardiovascular opportunities: heart valve disease; critical care technologies; and peripheral vascular disease.

        The products and services provided by Edwards Lifesciences to treat cardiovascular disease are categorized into five main areas:Heart Valve Therapy; Critical Care; Cardiac Surgery Systems; Vascular; and Other Distributed Products.

        Edwards Lifesciences' heart valve therapy portfolio is comprised of tissue heart valves and heart valve repair products. A pioneer in the development and commercialization of heart valve products,

Edwards Lifesciences is the world's leading manufacturer of tissue heart valves and repair products used to replace or repair a patient's diseased or defective heart valve. In the critical care area, Edwards Lifesciences is a world leader in hemodynamic monitoring systems used to measure a patient's heart function and in disposable pressure transducers, and also provides central venous access products for fluid and drug delivery. The Company's cardiac surgery systems portfolio comprises a diverse line of products for use during cardiac surgery including cannula, transmyocardial revascularization ("TMR") technology, oxygenators, blood containers, filters and other disposable products used during cardiopulmonary bypass procedures. Edwards Lifesciences' vascular portfolio includes a line of balloon catheter-based products, surgical clips and inserts, artificial implantable grafts, and stents used in the treatment of peripheral vascular disease. Lastly, other distributed products include sales of intra-aortic balloon pumps and other products sold primarily though the Company's distribution network in Japan.

        The healthcare marketplace continues to be competitive with strong local and global competitors. Global demand for healthcare is increasing as the population ages. There is mounting pressure to contain healthcare costs in the face of this increasing demand, which has resulted in pricing and market share pressures. Management expects these trends to continue.

Results of Operations

  Net Sales Trends

        The following is a summary of United States and international net sales (dollars in millions):

	Years Ended December 31,			Change		Percent Change
	2005	2004	2003	2005	2004	2005	2004
United States	$455.9	$416.5	$384.3	$39.4	$32.2	9.5%	8.4%

Europe	241.3	221.2	193.5	20.1	27.7	9.1%	14.3%
Japan	186.4	197.2	197.9	(10.8)	(0.7)	(5.5)%	(0.4)%
Intercontinental	114.3	96.6	84.8	17.7	11.8	18.3%	13.9%

International	542.0	515.0	476.2	27.0	38.8	5.2%	8.1%

Total net sales	$997.9	$931.5	$860.5	$66.4	$71.0	7.1%	8.3%

        The increase in net sales in the United States in 2005 was due primarily to increased sales in heart valve therapy products driven by the continuing penetration of the Company's Carpentier-Edwards PERIMOUNT Magna valve and its Carpentier-Edwards PERIMOUNT Magna valve with ThermaFix and resulting in market share gains.

        The increase in international net sales in 2005 was due primarily to:

  •
  heart valve therapy products, which increased net sales by $17.6 million driven by strong Carpentier-Edwards PERIMOUNT valve sales in Europe;

  •
  critical care products, which increased net sales by $11.4 million;

  •
  foreign currency exchange rate fluctuations, which increased net sales by $6.9 million (primarily the strengthening of the Euro and Brazilian real against the United States dollar, offset by the weakening of the Japanese yen against the United States dollar); and

  •
  vascular and cardiac surgery products, which increased net sales by $6.3 million.

        The 2005 increases were partially offset by a decrease in net sales of $22.6 million due to the impact of discontinued businesses, primarily in Japan.

        In 2004, the increase in net sales in the United States was due primarily to increased sales in heart valve therapy products, which was driven by sales of the Company's Carpentier-Edwards PERIMOUNT and PERIMOUNT Magna aortic valves and the PERIMOUNT valves with Tricentrix holder.

        The increase in international net sales in 2004 was due primarily to:

  •
  foreign currency exchange rate fluctuations, which increased net sales by $38.5 million (primarily the strengthening of the Euro and the Japanese yen against the United States dollar); and

  •
  heart valve therapy products, which increased net sales by $15.5 million driven primarily by strong PERIMOUNT valve sales in Europe.

        The 2004 increases were partially offset by (1) a decrease in net sales of $14.9 million due to the sale of the Company's German and Italian perfusion services businesses and the discontinuation of the Lifepath AAA program and (2) a decrease in net sales in Japan resulting primarily from reimbursement changes.

        The impact of foreign currency exchange rate fluctuations on net sales would not necessarily be indicative of the impact on net income due to the corresponding effect of foreign currency exchange rate fluctuations on international manufacturing and operating costs and the Company's hedging activities. For more information see "Quantitative and Qualitative Disclosure About Market Risk."

  Net Sales by Product Line

        The following is a summary of net sales by product line (dollars in millions):

	Years Ended December 31,			Change		Percent Change
	2005	2004	2003	2005	2004	2005	2004
Heart Valve Therapy	$469.3	$419.2	$366.4	$50.1	$52.8	12.0%	14.4%
Critical Care	324.1	302.3	278.8	21.8	23.5	7.2%	8.4%
Cardiac Surgery Systems	104.6	107.3	115.0	(2.7)	(7.7)	(2.5)%	(6.7)%
Vascular	66.1	60.1	55.9	6.0	4.2	10.0%	7.5%
Other Distributed Products	33.8	42.6	44.4	(8.8)	(1.8)	(20.7)%	(4.1)%

Total net sales	$997.9	$931.5	$860.5	$66.4	$71.0	7.1%	8.3%

  Heart Valve Therapy

        The $50.1 million net sales growth of heart valve therapy products in 2005 was due primarily to:

  •
  pericardial tissue valves, which increased net sales by $37.0 million, primarily as a result of market share gains globally of the Company's Carpentier-Edwards PERIMOUNT Magna valve, particularly in the United States;

  •
  heart valve repair products, which increased net sales by $10.1 million, primarily driven by the continuing adoption of the Company's new disease-specific therapies; and

  •
  foreign currency exchange rate fluctuations, which increased heart valve therapy net sales by $1.8 million (primarily the strengthening of the Euro and Brazilian real against the United States dollar, offset by the weakening of the Japanese yen against the United States dollar).

        The $52.8 million net sales growth of heart valve therapy products in 2004 was due primarily to:

  •
  pericardial tissue valves, which increased net sales by $37.9 million, primarily as a result of strong market adoption of the Company's Carpentier-Edwards PERIMOUNT Magna valve in the United States and Europe;

  •
  foreign currency exchange rate fluctuations, which increased net sales by $14.3 million (primarily the strengthening of the Euro and Japanese yen against the United States dollar); and

  •
  heart valve repair products, which increased net sales by $5.6 million.

        The 2004 increases were partially offset by decreased sales of porcine tissue valves of $5.1 million.

        Sales of heart valve therapy products continued to be strong in 2005 driven by market share gains. During the year, the Company expanded the availability of its Carpentier-Edwards PERIMOUNT Magna valve and its Carpentier-Edwards PERIMOUNT Magna valve with ThermaFix, an advanced tissue treatment process. The features and performance of these products continue to command a price premium. During the second quarter 2005, the Company launched in the United States its PERIMOUNT Theon mitral pericardial valve system, which is based on its existing mitral pericardial technology and includes enhancements and additional accessories along with its new ThermaFix advanced tissue process. This system has been well received by clinicians and was a notable contributor to heart valve therapy sales growth. The Company anticipates further penetration of its PERIMOUNT Magna aortic valves in the United States with the addition of ThermaFix and expects further geographic expansion of the PERIMOUNT Magna product line.

        In September 2005, the Company introduced its new PERIMOUNT Magna mitral valve in Europe and expects to launch this product in the United States following FDA approval, which is anticipated in 2006. Unlike most competitive porcine tissue valves, PERIMOUNT Magna mitral is designed specifically for the requirements of the mitral position.

        Global heart valve repair sales demonstrated strong growth in 2005 and the Company expects to introduce another new mitral repair system in 2006.

        In the fourth quarter 2005, the Company completed the first minimal access beating heart surgical procedures with its Ascendra aortic valve replacement system. The Company plans to continue patient cases at multiple sites in Canada and Europe as part of an initial feasibility study. The results of the feasibility study will determine the timelines for a future pivotal study intended to achieve commercial clearance in key global markets.

  Critical Care

        The $21.8 million net sales growth of critical care products in 2005 was due primarily to:

  •
  hemodynamic monitoring products, which increased net sales by $12.7 million, driven primarily by market share gains;

  •
  an expanded hemofiltration product line, which increased net sales by $5.8 million; and

  •
  currency exchange rate fluctuations, which increased net sales by $2.2 million (primarily the strengthening of the Euro and Brazilian real against the United States dollar, offset by the weakening of the Japanese yen against the United States dollar).

        The $23.5 million net sales growth of critical care products in 2004 was due primarily to:

  •
  foreign currency exchange rate fluctuations, which increased net sales by $13.4 million (primarily the strengthening of the Euro and the Japanese yen against the United States dollar);

  •
  pressure monitoring products, which increased net sales by $8.4 million, driven primarily by market share gains; and

  •
  overall strong sales demand in markets outside of Europe and Japan.

        The 2004 increases were partially offset by decreased sales of base catheter products, which decreased net sales by $6.1 million, and recent reimbursement decreases in Japan.

        Minimally invasive monitoring systems, featuring the Company's FloTrac system, represent a new and market-expanding opportunity for the Company. The Company launched its FloTrac system in Europe in the first quarter of 2005 and in the United States in the second quarter of 2005. In January 2006, the Company announced that it received regulatory and reimbursement approval for its FloTrac system in Japan. The Company anticipates the Japan launch in the first half of 2006.

  Cardiac Surgery Systems

        The $2.7 million net sales decrease of cardiac surgery systems in 2005 was due primarily to the sale of the Company's perfusion products business in Japan in January 2005 and the sale of the Company's Italian perfusion services businesses in June 2004, which together decreased net sales by $9.6 million. The decrease was partially offset by:

  •
  cannula products, which increased net sales by $2.8 million, driven primarily by market share gains and a shift to specialty products; and

  •
  currency exchange rate fluctuations, which increased net sales by $2.2 million (primarily the strengthening of the Euro and Brazilian real against the United States dollar, offset by the weakening of the Japanese yen against the United States dollar).

        The $7.7 million net sales decrease of cardiac surgery systems in 2004 was due primarily to:

  •
  the sales of the Company's German and Italian perfusion services businesses in July 2003 and June 2004, respectively, which decreased net sales by $11.4 million; and

  •
  perfusion products in Japan, which decreased net sales by $3.8 million.

        The 2004 decreases were partially offset by:

  •
  foreign currency exchange rate fluctuations, which increased net sales by $5.0 million (primarily the strengthening of the Euro and the Japanese yen against the United States dollar); and

  •
  cannula products, which increased net sales by $3.3 million.

        In January 2005, the Company sold its Japan perfusion products business and expects to complete transitioning the business to the buyer in 2006. Throughout the transition period, the Company will continue to act as supplier and expects sales to the buyer of approximately $3.4 million in 2006.

        In January 2006, the Company launched its Optiwave 980 cardiac ablation system. Management believes this product will be a strong adjunct to the Company's current surgical heart valve business.

  Vascular

        The $6.0 million net sales growth of vascular products in 2005 was due primarily to:

  •
  LifeStent products, which increased net sales by $5.7 million; and

  •
  currency exchange rate fluctuations, which increased net sales by $0.8 million (primarily the strengthening of the Euro and Brazilian real against the United States dollar, offset by the weakening of the Japanese yen against the United States dollar).

        The 2005 increases were partially offset by the discontinuation of the Lifepath AAA program in June 2004.

        The $4.2 million net sales growth of vascular products for 2004 was due primarily to:

  •
  currency exchange rate fluctuations, which increased net sales by $2.6 million (primarily the strengthening of the Euro and the Japanese yen against the United States dollar); and

  •
  sales of interventional products, which increased net sales by $2.4 million.

        The 2004 increases were partially offset by the discontinuation of the Lifepath AAA program in June 2004.

        The Company expects stent sales to grow in 2006. In the fourth quarter 2005, the Company received 510(k) approval for its new LifeStent FlexStar self-expanding stent delivery system and expects introduction in the United States in the first half of 2006.

  Other Distributed Products

        The $8.8 million decrease in net sales of other distributed products in 2005 was due primarily to the discontinuation of sales in Japan of certain lower-margin distributed cardiology products in September 2004 and the exit from the Japan pacemaker business during the first quarter of 2005.

        The $1.8 million decrease in net sales of other distributed products in 2004 was due primarily to the Company's de-emphasis of certain lower-margin distributed cardiology products in Japan.

  Gross Profit

	Year Ended December 31,			Percentage Point Increase
	2005	2004	2003	2005	2004
Gross profit as a percentage of net sales	62.5%	60.3%	58.2%	2.2 pts.	2.1 pts.

        Gross profit as a percentage of net sales for 2005 increased compared to the prior year due primarily to (1) a 1.3 percentage point increase from the favorable impact of foreign currency, including the expiration of currency hedging contracts and (2) sales of higher margin heart valve products.

        Gross profit as a percentage of net sales for 2004 increased compared to the prior year due primarily to (1) a 1.3 percentage point increase from the favorable impact of foreign currency, including the expiration of currency hedging contracts, (2) an increase of 0.6 percentage points due to the elimination of certain lower margin businesses, and (3) increased sales of higher margin heart valve products, partially offset by reimbursement decreases in Japan.

  Selling, General and Administrative ("SG&A") Expenses

	Years Ended December 31,			Change
	2005	2004	2003	2005	2004
SG&A expenses	$348.7	$319.9	$289.9	$28.8	$30.0
SG&A expenses as a percentage of net sales	34.9%	34.3%	33.7%	0.6 pts.	0.6 pts.

        The increase in selling, general and administrative expenses in 2005 resulted primarily from higher sales and marketing expenses primarily related to the Company's United States peripheral stent and heart valve therapy products ($19.0 million), higher international expenses due to foreign exchange rates ($2.3 million), and higher legal and consulting expenses.

        The increase in selling, general and administrative expenses as a percentage of net sales for 2005 was due primarily to the increased investment in United States sales and marketing expenses related to peripheral stents.

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

  Research and Development Expenses

	Years Ended December 31,			Change
	2005	2004	2003	2005	2004
Research and development expenses	$99.0	$87.0	$72.8	$12.0	$14.2
Research and development expenses as a percentage of net sales	9.9%	9.3%	8.5%	0.6 pts.	0.8 pts.

        The increase in research and development expenses and research and development expenses as a percentage of net sales for 2005 resulted primarily from additional investment in the Company's percutaneous heart valve programs.

        The increase in research and development expenses for 2004 resulted primarily from additional investment in the Company's percutaneous valve programs and the amortization of Percutaneous Valve Technologies, Inc. ("PVT") intangible assets, partially offset by reduced spending in the Lifepath AAA program.

        Research and development expenses as a percentage of net sales for 2004 increased due primarily to the amortization and additional research and development spending related to PVT.

        In June 2005, the Company announced that it was delaying enrollment in its percutaneous aortic heart valve clinical feasibility trials in the United States, pending approval by the FDA, to incorporate a larger valve and new retrograde delivery system, which had been successfully used in Canada. In December 2005, the Company received FDA approval to resume the United States clinical feasibility trial using the new retrograde delivery system and the larger valve. In January 2006, the Company began performing feasibility cases under the United States Investigational Device Exemption ("IDE") at one site and is actively training more physicians. Upon successful completion of the clinical feasibility trial, the Company will work closely with the FDA to determine next steps. As previously reported, the Humanitarian Device Exemption ("HDE") filing in the United States has been postponed.

        Outside the United States, the percutaneous aortic heart valve multi-center CE mark study is on-going, and cases are continuing in Europe and Canada using the retrograde approach and the larger valve. As the Company continues to train physicians and add new sites, it is targeting enrollment completion by early 2007, which would allow the Company to receive a CE mark as early as the end of 2007, absent adverse results.

        In the third quarter 2005, the Company completed the transition of valve manufacturing capability from the former PVT supplier to Edwards Lifesciences. Additionally, the Company received FDA approval for Edwards Lifesciences as a manufacturing site, and is currently producing percutaneous valves in Irvine, California.

        The Company received regulatory approvals in the third quarter 2005 to resume feasibility studies for the Edwards MONARC Mitral Annuloplasty System, the Company's coronary sinus mitral repair technology, in Canada and Europe with an enhanced device design. Patient cases are continuing at multiple sites in Canada and Europe and the Company anticipates completion of these studies in the first half of 2006, at which point the Company will assess and develop plans for the pivotal trial necessary to gain regulatory approval for commercial sale.

        Cases have begun in the feasibility study for the Edwards MOBIUS Mitral Repair System, the Company's edge-to-edge mitral repair program, at sites in Europe and Canada. In early patient experience, the Company identified two enhancements, which included the ability to deploy multiple stitches during the procedure and device modifications to accommodate thicker mitral leaflets, to enable the technology to treat a broader group of patients and achieve improved efficacy. As a result, the Company now expects to complete the feasibility trial in 2006, at which point the Company will assess and develop plans for the pivotal trial necessary to gain regulatory approval for commercial sale.

  Purchased in-process Research and Development Expenses

        The information in "Purchased in-process Research and Development Expenses," related to regulatory milestones describes the Company's expectations with respect to the applicable programs at the time of the respective acquisitions and does not reflect subsequent activities or expectations. Refer to "Research and Development Expenses", above, for the current status of these programs and the Company's expectations.

  2005

        In September 2005, the Company recorded a $1.2 million pretax charge for in-process research and development related to the acquisition of technology and intellectual property. The acquired assets are expected to be utilized in the Company's existing mitral valve repair research and development efforts. Additional design developments, bench testing, pre-clinical studies and human clinical studies must be successfully completed prior to selling any product.

  2004

        On September 29, 2004, the Company acquired all technology and intellectual property associated with ev3, Inc.'s ("ev3") percutaneous mitral valve repair program for total consideration of $15.0 million. The acquired assets were expected to be utilized in the Company's existing percutaneous mitral valve repair research and development efforts. At the time of the purchase, ev3 had been unsuccessful in developing a viable prototype and had discontinued the program. Completion of successful design developments, bench testing, pre-clinical studies and human clinical studies were required prior to selling any product. The risks and uncertainties associated with completing development within a reasonable period of time include those related to the design, development and manufacturability of the product, the success of pre-clinical and clinical studies, and the timing of European and United States regulatory approvals. Approximately $12.3 million of the purchase price was charged to in-process research and development. The value of the in-process research and development was calculated using cash flow projections discounted for the risk inherent in such projects. The discount rate used was 30%. The valuation assumed approximately $39.0 million of additional research and development expenditures would be incurred prior to the date of product introduction. In the valuation, the Company estimated completion of the mitral valve repair program utilizing the intellectual property acquired from ev3 in 2009, and commencement of net cash inflows in 2010. The remaining fair market value of the assets purchased consisted primarily of patents unrelated to ev3's core mitral valve repair technology, which are being amortized over their estimated economic life of 19 years.

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

  2003

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

        On February 18, 2003, the Company acquired the percutaneous mitral valve repair program of Jomed N.V. ("Jomed"), a European-based provider of products for minimally invasive cardiovascular intervention, for $20.0 million in cash. The acquisition included all technology and intellectual property associated with the program. At the acquisition date, the program, which was less than 50% complete, was involved in testing proprietary prototypes prior to initiating required pre-clinical studies and human clinicals. Completion of successful design improvements, bench testing, pre-clinical studies and human clinical studies were required prior to commercially selling the product in Europe and the United States, which at the time of the transaction was expected in 2005 and 2006, respectively. The risks and uncertainties associated with completing development within a reasonable period of time included those related to the design, development and manufacturability of the product, the success of pre-clinical and clinical studies and the timing of European and United States regulatory approvals. Approximately $11.8 million of the purchase price was charged to in-process research and development. The value of the in-process research and development was calculated using cash flow projections discounted for the risk inherent in such projects. The discount rate used was 30%. The valuation assumed approximately $20.0 million of additional research and development expenditures would be incurred prior to the date of product introduction. In the valuation, material net cash inflows were forecasted to commence in 2008. The remaining fair market value of the assets acquired consisted primarily of patents that are being amortized over their estimated economic life of 17 years.

  Special Charges, net

	2005	2004	2003
Restructure 3F agreements	$22.8	$—	$—
Investment impairments	16.3	9.0	—
Charitable fund	15.0	5.0	—
Net (gain) loss on sale of businesses	(14.1)	—	3.3
Severance expenses	3.9	—	13.0
Litigation gain and royalty settlements, net	2.9	—	—
Discontinued products	1.4	10.6	—
Gain on sale of property development rights	—	(7.4)	—
Resolution of Baxter arbitration	—	—	5.3
Puerto Rico pension curtailment	—	—	1.9

Total special charges, net	$48.2	$17.2	$23.5

  Restructure 3F Agreements

        In June 2005, the Company recorded a special charge of $22.8 million related to the restructuring of development and supply agreements between 3F Therapeutics, Inc. and PVT that were established prior to the Company's acquisition of PVT in early 2004. Under the terms of the new agreements, the Company paid $23.0 million in cash, with an additional payment of $2.0 million to be paid if certain conditions are met, and obtained the rights to self-manufacture all components of its percutaneous heart valves and certain pre-approved technology licenses.

  Investment Impairments

        In September 2005, the Company recorded an $8.9 million charge related to the other-than-temporary impairment of its investment in Sangamo Biosciences, Inc. ("Sangamo"). The investment was written down to $3.7 million, which represented the quoted market price of Sangamo's common stock at September 30, 2005.

        The Company considered numerous facts, including those described below, to conclude that any impairment of the Sangamo investment was temporary in nature as of the end of each of the quarters in 2003 and 2004, and the first two quarters of 2005:

  •
  Sangamo's key internally established development milestones were progressing and/or remained on track at each quarter-end throughout 2003 and 2004, and the first two quarters of 2005. There were no changes in technology that could impair Sangamo's earnings potential of the investment and the technological progress supported a positive outlook. The Company believed that the number and scope of Sangamo's programs and the range of its third party collaborations and the continued success in the Company's Sangamo-related programs would significantly drive the value of Sangamo. Moreover, the clinical momentum was building at the end of 2004 with the anticipation of three to four Phase I human trials, the likely completion of one or more Phase I trials with positive data and the planned announcements at major medical meetings.

  •
  Management of the Company believed that declines in Sangamo's stock price were a result of certain external events and general investor sentiment of the biotechnology sector, and not Sangamo-specific activities. In addition, the Company recognized that, historically, reports of significant positive clinical outcomes had frequently resulted in a significant increase in the stock price of a biotechnology company over a relatively short time period. Management believed this would be the case for Sangamo.

  •
  Throughout all periods in which the Company concluded that the impairment of this investment was temporary, Sangamo maintained cash and liquid investment reserves sufficient to continue to fund the ongoing development efforts for the technology for periods well in excess of one year.

  •
  Throughout all periods in which the Company concluded that the impairment of this investment was temporary, the Company had the financial ability and intent to retain this investment indefinitely. Sangamo's technology was considered important to the development of certain of the Company's next generation products, and required a long-term horizon for ongoing development of new technology.

  •
  Sangamo is a multi-technology (human therapeutics, drug discovery and plant agriculture) biotechnology company and has the ability to attract many different investors. In addition, the diversity of technology applications served to dilute the risk related to any one application failure.

        The Company expected the market price of Sangamo's stock to increase not only as a result of announcements of positive clinical trial results, but also other operational events. During the second half of 2005, Sangamo announced five significant key developments regarding collaborative agreements, additional funding and breakthrough technology. The Company expected that this concentration of positive developments could have generated a considerable increase in the stock price, better recognizing the underlying value of Sangamo. Based upon (1) the significant developments in the third quarter of 2005 which, individually and in the aggregate, failed to have a material impact on the quoted market price of Sangamo's stock, (2) the continuing duration and severity of the impairment, and (3) Sangamo's declining cash position, the Company concluded in September 2005 that the impairment on its investment in Sangamo was other-than-temporary and, therefore, recognized $8.9 million in earnings.

        In 2005, the Company recorded additional charges totaling $7.4 million related to other-than-temporary impairment of technology investments in five other unconsolidated affiliates. Of the total additional charge, $1.9 million related to declines in the stock prices of two available-for-sale investments. The remaining charges were due to increased potential risk of certain private investees' uncertain future liquidity.

        In 2004, the Company recorded charges totaling $9.0 million related to the other-than-temporary impairment of technology investments in four unconsolidated affiliates. One of the impairments resulted from the decline in the stock price of an affiliate. Two of the affiliates had announced they were discontinuing their development efforts and the book value of those investments was reduced to the residual distribution Edwards Lifesciences expected to receive from those companies. The remaining affiliate performed a reset financing that reduced the net value per share for all existing investors. This investment is recorded at the reduced value.

  Charitable Fund

        In December 2004, the Company made an initial contribution of $5.0 million to establish the Edwards Lifesciences Fund, a donor-advised fund intended to provide philanthropic support to cardio-vascular disease charitable causes. In September 2005, the Company completed its funding goal and made an additional $15.0 million contribution. Both of these contributions were irrevocable contributions to a third party and were recorded as charges at time of payment.

  Net (Gain) Loss on Sale of Businesses

        In January 2005, the Company announced that it was realigning its business in Japan as part of the Company's continued efforts to focus on its core cardiovascular businesses. The Company

(1) restructured its operations, (2) exited its pacemaker distribution business and (3) sold its perfusion products business in Japan to Terumo Corporation for cash consideration of between $10 million and $20 million based upon the achievement of certain milestones, of which $9.2 million was received in January 2005. These transactions resulted in a $1.0 million net gain, consisting of a gain on the sale of the Company's Japan perfusion products business of $7.7 million, offset by a $5.7 million charge relating to the realignment of its operations, primarily related to severance costs due to headcount reductions and a $1.0 million charge related to settlement and curtailment impacting its defined benefit pension plan and for termination benefits.

        In November 2005, the Company sold its vascular graft business to Angiotech Pharmaceuticals Inc. for $14.0 million in cash. Under the agreement, the Company will continue to market and sell its existing Lifespan product line. The sale of the business resulted in a $13.1 million net gain, consisting of cash proceeds of $14.0 million offset by the $0.9 million net book value of inventory and fixed assets that were sold.

        In July 2003, the Company sold its German perfusion services subsidiary to WKK GmbH, a German-based provider of hospital services, for a nominal amount. Sales generated by the German perfusion services subsidiary were approximately $3.5 million during the six months ended June 30, 2003. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges," the Company recorded a pre-tax impairment charge of $3.3 million in the second quarter of 2003 to reduce the carrying value of the subsidiary's assets to fair value based upon the proceeds from the sale.

  Severance Expenses

        In December 2005, the Company recorded a charge of $3.9 million related to severance resulting from a resource realignment. The charge was related primarily to the severance costs associated with reducing the Company's workforce by 52 employees, primarily in Puerto Rico, Europe and North America. As of December 31, 2005, the Company had paid $1.3 million related to severance with the remaining $2.6 million expected to be paid in 2006.

        In July 2003, the Company recorded a charge of $13.0 million associated with a decision to streamline operations. The charge was related primarily to the severance costs associated with reducing the Company's worldwide workforce by 136 employees, primarily in the United States and Europe. As of December 31, 2005, all of the severance costs had been paid.

  Litigation Gain and Royalty Settlements, net

        In September 2005, the Company recorded a gain of $2.5 million related to the resolution of intellectual property litigation. In the fourth quarter of 2005, the Company recorded a $5.4 million charge related to two royalty dispute settlements.

  Discontinued Products

        In the fourth quarter 2005, the Company recorded a charge of $1.4 million resulting from the payment of an early termination fee to discontinue certain firm non-cancelable product purchase commitments related to a discontinued product line in Europe.

        In March 2004, due to a re-prioritization of the Company's investment initiatives, the Company discontinued its sales effort of its Lifepath AAA endovascular graft program. The Company recorded a special charge of $8.4 million primarily related to inventory and contractual clinical obligations. In addition, the Company decided to discontinue certain lower margin cardiology products in Japan later that year and recorded a $2.2 million charge in 2004 primarily related to other non-productive assets.

  Gain on Sale of Property Development Rights

        In November 2004, the Company recorded income of $7.4 million for the sale of property development rights in Irvine, California, that had no book value at the time of the sale.

  Resolution of Baxter Arbitration

        In January 2004, the Company concluded a dispute resolution proceeding with Baxter International Inc. ("Baxter"). Each company sought reimbursement from the other for a variety of claims arising from the Company's spin-off from Baxter in April 2000. The resolution resulted in a $5.3 million charge related primarily to the valuation of receivables at the date of spin-off, and a $5.4 million increase to Additional Contributed Capital related to the true-up of the beginning balance of equity.

  Puerto Rico Pension Curtailment

        In November 2003, the Company suspended its defined benefit pension plan in Puerto Rico (the "Plan"). Effective December 31, 2003, employees ceased earning additional defined benefits for future services. To mitigate the Puerto Rico employees' reduced benefits from the Plan's suspension, effective January 1, 2004, the Company increased its contributions to the Puerto Rico 1165(e) defined contribution plan. In accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," the Company recorded a curtailment loss of $1.9 million during the fourth quarter 2003. As of December 31, 2005, the Plan's accumulated benefit obligation exceeded the fair value of its assets by $5.3 million.

  Interest Expense, net

	Years Ended December 31,
	2005	2004	2003
Interest expense	$12.3	$15.2	$14.2
Interest income	(2.6)	(1.0)	(1.0)

	$9.7	$14.2	$13.2

        The decrease in interest expense for 2005 resulted primarily from lower average interest rates, including the effect of interest rate swaps. The increase in interest income resulted primarily from a higher cash and cash equivalent balance.

        The increase in interest expense for 2004 resulted primarily from a higher average debt balance, due largely to the financing of the PVT acquisition.

  Other (Income) Expense, net

        The following is a summary of other (income) expense, net (in millions):

	Years Ended December 31,
	2005	2004	2003
Foreign exchange gain	$(2.1)	$(0.2)	$(10.6)
Accounts receivable securitization costs	1.7	1.0	0.8
Asset dispositions and write-downs	—	—	3.6
Other	0.2	(1.2)	1.5

	$(0.2)	$(0.4)	$(4.7)

        Foreign exchange gains relate to global trade and intercompany receivable and payable balances.

  Provision for Income Taxes

        The effective income tax rates for 2005, 2004 and 2003 were impacted as follows (in millions):

	Years Ended December 31,
	2005	2004	2003
Income tax expense at U.S. federal statutory rate	$40.9	$10.5	$32.5
Foreign income tax at different rates	(14.3)	(22.5)	(11.9)
Deemed dividends, net of foreign tax credit	3.6	2.5	6.2
Tax credits, federal and state	(2.0)	(2.1)	(2.1)
(Benefit) from Brazil reorganization	—	—	(13.7)
State and local taxes, net of federal tax benefit and transactions listed separately	(1.0)	0.8	1.0
Valuation allowance for loss on investments	(6.2)	6.6	—
Nondeductible in-process research and development expenses	—	27.8	—
Taxes on repatriation under the American Jobs Creation Act of 2004	15.0	—	—
Other	1.4	4.8	1.8

Income tax expense	$37.4	$28.4	$13.8

        The Company expects its effective income tax rate for recurring operations to be 26% for 2006.

        The American Jobs Creation Act of 2004 (the "Act") was signed into law in October 2004 and allowed companies to repatriate cash during 2004 and 2005 into the United States at a special, temporary effective tax rate of 5.25 percent. On September 13, 2005, the Board of Directors approved a plan for reinvestment and repatriation of specific foreign earnings under the Act. The Company repatriated $263.1 million in cash in 2005. The Company accrued $15.0 million for federal, state and foreign taxes attributable to the distribution from its foreign affiliates in 2005.

        Beginning in 2002 and through 2005, the Company recorded other-than-temporary impairments and unrealized losses related to certain of its investments in unconsolidated affiliates. The tax benefits that result from reductions in the value of these investments are subject to the Company realizing sufficient capital gains with which to offset these capital losses. Due to the uncertainty of the Company realizing future capital gains, the Company has consistently recorded valuation allowances against these deferred tax assets as they have accumulated. As of the fourth quarter of 2005, deferred tax assets and corresponding valuation allowances of approximately $26.9 million had accumulated. During the fourth quarter of 2005, the Company realized a capital gain related to the sale of its vascular graft business and anticipated a capital gain in January 2006 related to the settlement of the Medtronic litigation (see "Legal Proceedings"). These capital gains have allowed or will allow the Company to utilize the same amounts of the accumulated losses related to the depreciated investments. As a result, valuation allowances of $13.3 million were reversed, reducing income tax expense during the quarter.

        Of the $81.0 million charge for acquired in-process research and development related to the PVT acquisition in 2004, as discussed in "Purchased in-process Research and Development Expenses," $1.7 million related to tax deductible payments to exercise certain licensing options pursuant to the stock purchase agreement. The remaining $79.3 million charge is non-deductible for income tax purposes.

        During 2003, the Company commenced a legal reorganization of its Brazil subsidiary to enhance its ability to conduct business in Brazil. Since being acquired a number of years ago, this subsidiary had incurred net operating losses due primarily to the devaluation of the local currency and interest expense incurred on inter-company debt. In addition, the reorganization allowed the Company to recognize the accumulated losses and inter-company debt write-off under United States tax law, resulting in federal and state tax benefits of $13.7 million.

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

        On June 28, 2004, the Company replaced an unsecured revolving credit agreement with an unsecured five-year revolving credit agreement (the "Credit Agreement"), which will expire on June 26, 2009. The Credit Agreement provides up to an aggregate of $500.0 million in one- to six-month borrowings in multiple currencies. Borrowings currently bear interest at the London interbank offering rate ("LIBOR") plus 0.5%, which includes a facility fee and is subject to adjustment in the event of a change in the Company's leverage ratio, as defined by the Credit Agreement. The Company pays a facility fee regardless of available or outstanding borrowings, currently at an annual rate of 0.1%. All amounts outstanding under the Credit Agreement have been classified as long-term obligations, as these borrowings will continue to be refinanced pursuant to the Credit Agreement. As of December 31, 2005, borrowings of $166.1 million were outstanding under the Credit Agreement. The Credit Agreement contains various financial and other covenants, all of which the Company was in compliance with as of December 31, 2005.

        As further discussed in Note 5 to the consolidated financial statements, the Company has two securitization programs whereby certain subsidiaries in the United States and Japan sell, without recourse, on a continuous basis, an undivided interest in certain eligible pools of accounts receivable. The significant benefits of the securitizations are lower cost of funds and differentiated sources of liquidity. The Company has been able to effectively lower its overall cost of funds as a result of the interest rate spreads it pays on these advances as opposed to borrowings under the current LIBOR-based credit facility. Additionally, the Company believes that in diversifying its funding sources, the Company's funding availability in the capital markets is strengthened. As of December 31, 2005, the Company had sold a total of $86.6 million of trade accounts receivable and received funding of $74.1 million. The securitization program in the United States expires on September 19, 2006, and the Japan securitization program expires on December 3, 2008.

        In May 2004, the Board of Directors approved a stock repurchase program authorizing the Company to purchase on the open market and in privately negotiated transactions up to 2.0 million shares of the Company's common stock through December 31, 2006. In September 2005, the Company's Board of Directors authorized a share repurchase program allowing the repurchase of an additional 2.0 million shares of outstanding common stock through December 31, 2007. Stock repurchased under these programs will be used primarily to offset obligations under the Company's employee stock option programs. During 2005, the Company repurchased 1.2 million shares at an aggregate cost of $53.5 million and has remaining authority under the September 2005 program to purchase 1.9 million shares.

        As announced on January 23, 2006, the Company settled litigation with Medtronic. As a result, in January 2006, the Company recorded a gain of $20.2 million, which consists of the $37.5 million cash offset by the settlement paid to Endogad, capitalized patent enforcement costs of $2.9 million and current legal fees. See Item 3 for additional information.

        Net cash flows provided by operating activities of $136.8 million for 2005 decreased $43.8 million from 2004 primarily due to lower earnings adjusted for non-operating and non-cash items in 2005. The lower earnings adjusted for non-operating and non-cash items was primarily a result of a $23.0 million payment related to restructuring of development and supply agreements and a $15.0 million contribution to the charitable fund in 2005. Operating cash flow was also impacted by net cash used to fund working capital requirements, which consisted of decreased net cash flows from receivables due to higher days sales outstanding in the United States, reduced cash flows from increases in inventories to build new product lines and support increased sales levels, partially offset by increased net cash flows from accounts payable and accrued liabilities, from increased taxes payable.

        Net cash provided by operating activities of $180.6 million in 2004 increased $38.5 million from 2003 due primarily to higher earnings in 2004 adjusted for non-operating and non-cash items, increased net cash flows from accounts payable and accrued liabilities, from increased taxes payable, and increased net cash flows from receivables from improved days sales outstanding, offsetting increased sales levels, partially offset by reduced cash flows from increases in inventories to build new product lines and support increased sales levels.

        Net cash used by investing activities of $27.2 million in 2005 consisted primarily of capital expenditures of $48.5 million, partially offset by proceeds from the sales of the Company's vascular graft business of $14.0 million and the Japan perfusion products business of $9.2 million.

        Net cash used in investing activities of $177.1 million in 2004 consisted primarily of the $137.7 million for the acquisition of PVT and the purchase of ev3's technology, plus capital expenditures of $42.5 million.

        Net cash provided by financing activities of $29.0 million in the 2005 consisted primarily of net proceeds from issuance of long term debt of $59.1 million and the proceeds from stock plans of $26.2 million, partially offset by purchases of treasury stock of $53.5 million.

        Net cash used in financing activities of $20.5 million in 2004 consisted primarily of purchases of treasury stock of $59.1 million, partially offset by proceeds from stock plans of $30.5 million and net proceeds from issuance of long-term debt of $7.1 million.

        A summary of all of the Company's contractual obligations and commercial commitments as of December 31, 2005 were as follows (in millions):

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$316.1	$—	$150.0	$166.1	$—
Interest on long-term debt	19.7	7.7	12.0	—	—
Operating leases	34.1	10.1	14.5	8.5	1.0
Unconditional purchase obligations(a)	7.7	7.6	0.1	—	—
Contractual development obligations(b)	18.5	0.9	13.6	4.0	—

Total contractual cash obligations	$396.1	$26.3	$190.2	$178.6	$1.0

(a)
Unconditional purchase obligations consist primarily of minimum purchase commitments of inventory.

(b)
Contractual development obligations consist primarily of cash that Edwards Lifesciences is obligated to pay to unconsolidated affiliates upon their achievement of product development milestones. While it is not certain if and/or when these payments will be made, the amounts and maturity dates included in this table reflect the Company's best estimates.

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

        The application of accounting policies requires the use of judgment and estimates. As it relates to the Company, estimates and forecasts are required to determine sales returns and reserves, rebate reserves, allowances for doubtful accounts, reserves for excess and obsolete inventory, investments in unconsolidated affiliates, workers' compensation liabilities, employee benefit related liabilities, income taxes, any impairments of assets, forecasted transactions to be hedged, litigation reserves and contingencies.

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

        When the Company recognizes revenue from the sale of its products, an estimate of various sales returns and allowances is recorded which reduces product sales and accounts receivable. These adjustments include estimates for charge backs, rebates, returns, and other sales allowances. These provisions are estimated based upon historical payment experience, historical relationship to revenues, estimated customer inventory levels and current contract sales terms with wholesale and indirect customers. If the historical data and inventory estimates used to calculate these provisions do not approximate future activity, the Company's financial position, results of operations and cash flows could be impacted. The Company's estimates are subject to inherent limitations of estimates that rely on third-party data, as certain third-party information was itself in the form of estimates, and reflect other limitations.

  Allowance for Doubtful Accounts

        The Company records allowances for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions. Additional allowances for doubtful accounts may be required if there is deterioration in past due balances, if economic conditions are less favorable than the Company has anticipated or for customer-specific circumstances, such as financial difficulty. The allowance for doubtful accounts was $5.4 million and $5.2 million at December 31, 2005 and 2004, respectively.

  Excess and Obsolete Inventory

        The Company records allowances for excess and obsolete inventory based on historical and estimated future demand and market conditions. Additional inventory allowances may be required if future demand or market conditions are less favorable than the Company has estimated. Inventory reserves result from inventory which is obsolete, nearing its expiration date (generally triggered at six months prior to expiration), or damaged or slow moving (defined as quantities in excess of a two year supply). The allowance for excess and obsolete inventory was $12.3 million and $15.5 million at December 31, 2005 and 2004, respectively.

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

  Impairment of Long-Lived Assets

        The Company evaluates the carrying value of goodwill in the fourth quarter of each fiscal year. In evaluating goodwill, the Company completes the two-step goodwill impairment test as required by SFAS no. 142, "Goodwill and Other Intangible Assets." The Company identifies its reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including existing goodwill, to those reporting units. The fair value of the reporting unit is estimated based on the market capitalization and revenue multiple. If the carrying amount of the reporting unit exceeds its fair value, the Company will perform the second step of the impairment test to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of a reporting unit's goodwill with its carrying value. Since the adoption of SFAS No. 142, the Company has not performed the second step of the impairment test as the fair value of each reporting unit has exceeded its respective carrying value.

        Additionally, management reviews the carrying amounts of goodwill and other intangible and long-lived tangible assets whenever events and circumstances indicate that the carrying amounts of an asset may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit and adverse legal or regulatory developments. If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair market value. Estimated fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. For the purposes of identifying and measuring impairment, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.

  Investments in Unconsolidated Affiliates

        Investments in unconsolidated affiliates are long-term, strategic equity investments in companies that are in varied stages of development. Certain of these investments are designated as available-for-sale in accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These investments are carried at fair market value, with unrealized gains and losses reported in stockholders' equity as Accumulated Other Comprehensive Income (Loss). Gains or losses on investments sold are based on the specific identification method. Other investments in unconsolidated affiliates are accounted for under the cost or the equity method of accounting, as appropriate. Various methods are used to estimate fair value, including discounted cash flows. Investments accounted for under the equity method are recorded at the amount of the Company's investment and adjusted each period for the Company's share of the investee's income or loss and dividends paid.

        When the fair value of any investment declines below cost, management uses the following criteria to determine if such a decline should be considered other-than-temporary and result in a realized loss:

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

  Income Taxes

        The Company records a liability for potential tax assessments based on its estimate of the potential exposure. New laws and new interpretations of laws and rulings by tax authorities may affect the liability for potential tax assessments. Due to the subjectivity and complex nature of the underlying issues, actual payments or assessments may differ from estimates. To the extent the Company's estimates differ from actual payments or assessments, income tax expense is adjusted. Additional information regarding income taxes is included in Note 15 of the Consolidated Financial Statements.

        The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. At December 31, 2005, the Company had deferred tax assets of $120.5 million, partially offset by deferred tax liabilities of $56.2 million. The valuation allowance of $25.2 million as of December 31, 2005, reduces certain deferred tax assets to amounts that are more likely than not to be realized. This allowance primarily relates to the deferred tax assets established for certain investments and the net operating loss carryforwards of certain United States and non-United States subsidiaries. The Company evaluates annually the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the Company's forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the Company's effective tax rate on future earnings.

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

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation," (in millions, except per share amounts):

	Year Ended December 31,
	2005	2004	2003
Net income, as reported	$79.3	$1.7	$79.0
Add: Total stock-based employee compensation included in reported net income, net of related taxes	1.5	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(15.8)	(15.7)	(16.0)

Pro forma net income (loss)	$65.0	$(14.0)	$63.0

Earnings per basic share:
Reported net income	$1.33	$0.03	$1.34
Pro forma net income (loss)	1.09	(0.23)	1.07
Earnings per diluted share:
Reported net income	1.27	0.03	1.29
Pro forma net income (loss)	1.04	(0.23)	1.03

        The per share weighted-average fair value for options granted during 2005, 2004 and 2003 was $13.36, $11.96, and $10.93, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2005	2004	2003
Average risk-free interest rate	3.8%	3.5%	2.5%
Expected dividend yield	None	None	None
Expected volatility	30%	41%	42%
Expected life (years)	4	4	4

        The pro forma expense for employee stock purchase subscriptions was calculated with the following weighted-average assumptions for grants during the following periods:

	2005	2004	2003
Average risk-free interest rate	4.1%	2.2%	1.3%
Expected dividend yield	None	None	None
Expected volatility	21%	40%	42%
Expected life (years)	1	1	1

        The average risk-free interest rate, expected volatility and expected life assumptions for the stock option and stock purchase plans used in the Black-Scholes option pricing model are estimated on the date of each grant.

Effects of Recent Accounting Pronouncements

        In June 2005, the Financial Accounting Standards Board ("FASB") issued Statement No. 154, "Accounting Changes and Error Corrections," ("SFAS No. 154") a replacement of Accounting

Principles Board ("APB") Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition by recording a cumulative effect adjustment within net income in the period of change. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not believe SFAS No. 154 will have a material impact on its consolidated financial statements.

        In December 2004, the FASB issued a revision of Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123R"). This Statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS No. 123R eliminates the alternative to use APB Opinion No. 25's intrinsic value method of accounting that was provided in FASB Statement No. 123 as originally issued. Under APB Opinion No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS No. 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). Although SFAS No. 123R was to be effective for the first interim or annual reporting period that began after June 15, 2005, on April 15, 2005, the Securities and Exchange Commission ("SEC") extended the date for compliance. The Company is not required to prepare financial statements in accordance with SFAS No. 123R until the first quarter of 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107"), which provides the Staff's view regarding interactions between SFAS No. 123R and certain SEC rules and regulations, and provides interpretations of the valuation of share-based payments for public companies. SAB 107 covers key topics related to the implementation of SFAS No. 123R which include the valuation models, expected volatility, expected option term, income tax effects of SFAS No. 123R, classification of stock-based compensation cost, capitalization of compensation cost, and disclosure requirements.

        The Company has selected the Black-Scholes option-pricing model as the most appropriate fair-value method for the awards and will recognize compensation cost on a straight-line basis over the awards' vesting periods. The Company expects that the adoption of SFAS No. 123R will have a material impact on its consolidated financial statements. However, uncertainties, including the Company's future stock-based compensation strategy, stock price volatility, estimated forfeitures and employee stock option exercise behavior, make it difficult to determine whether the stock-based compensation expense that the Company will incur in future periods will be similar to the SFAS No. 123 pro forma expense disclosed at "Employee Stock Option and Stock Purchase Plans."

        In November 2004, the FASB issued Statement No. 151, "Inventory Costs—an amendment of ARB No. 43, Chapter 4." This Statement amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect adoption of this standard to have a material impact on its consolidated financial statements.

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

        Edwards Lifesciences maintains an overall risk management strategy that utilizes a variety of interest rate and currency derivative financial instruments to mitigate its exposure to fluctuations in interest rates and currency exchange rates. The derivative instruments used include interest rate swaps, option-based products and forward currency contracts. The Company does not use any of these instruments for trading or speculative purposes. The total notional amounts of the Company's derivative financial instruments at December 31, 2005 and 2004 were $198.0 million and $448.3 million, respectively. The notional amounts of interest rate swap agreements, option-based products, and forward currency contracts do not represent amounts exchanged by the parties and are not a measure of the Company's exposure through its use of derivatives.

Interest Rate Risk

        The Company utilizes interest rate swap agreements in managing its exposure to interest rate fluctuations. Interest rate swap agreements are executed as an integral part of specific debt transactions or on a portfolio basis. The Company's interest rate swap agreements involve agreements to pay a fixed rate and receive a floating rate, at specified intervals, calculated on an agreed-upon notional amount. There were no interest rate swaps in effect as of December 31, 2005.

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

        As part of the strategy to manage risk while minimizing hedging costs, the Company utilizes both foreign currency forward exchange contracts and option-based products in managing its exposure to currency rate fluctuations. Option-based products consist of purchased put options and, at times, written (sold) call options to create collars. Option-based products are agreements that either grant the Company the right to receive, or require the Company to make payments at, specified currency rate levels.

        As part of its risk-management process, the Company uses a value-at-risk ("VAR") methodology in connection with other management tools to assess and manage its foreign currency financial instruments and measure any potential loss in earnings as a result of adverse movements in currency exchange rates. The Company utilizes a Monte Carlo simulation, with a 95 percent confidence level and a 14-day holding period, to estimate this potential loss. The Company's calculated VAR at

December 31, 2005 and 2004, with a maturity of up to one year, is $4.3 million and $5.0 million, respectively. This amount excludes the potential effects of any changes in the value of the underlying transactions or balances. The Company's calculated VAR exposure represents an estimate of reasonably possible net losses that would be recognized on its portfolio of financial instruments assuming hypothetical movements in future market rates and is not necessarily indicative of actual results which may occur. It does not represent the maximum possible loss or any expected loss that may occur. Actual future gains or losses may differ from (and could be significantly greater than) these estimates based upon actual fluctuations in market rates, operating exposures and the timing thereof, and changes in the Company's portfolio of derivatives during the measured periods. In addition, the assumption within the VAR model is that changes in currency exchange rates are adverse, which may not be the case. Any loss incurred on the financial instruments is expected to be offset by the effects of currency movements on the hedging of all exposures; there may be currency exchange-rate gains or losses in the future.

Credit Risk

        Derivative financial instruments used by the Company involve, to varying degrees, elements of credit risk in the event a counter-party should default and market risk as the instruments are subject to rate and price fluctuations. Credit risk is managed through the use of credit standard guidelines, counter-party diversification, monitoring of counter-party financial condition and master-netting agreements in place with all derivative counter-parties. Credit exposure of derivative financial instruments is represented by the fair value effects of contracts with a positive fair value at December 31, 2005 reduced by the effects of master netting agreements. Additionally, at December 31, 2005, all derivative financial instruments were with commercial banks and investment banking firms assigned investment grade ratings of "AA" or better by national rating agencies. The Company does not anticipate non-performance by its counter-parties and has no reserves related to non-performance as of December 31, 2005; the Company has not experienced any counterparty default during the five years ended December 31, 2005.

Concentrations of Credit Risk

        In the normal course of business, Edwards Lifesciences provides credit to customers in the healthcare industry, performs credit evaluations of these customers and maintains allowances for potential credit losses which have historically been adequate compared to actual losses.

        In 2005, the Company had no customers that represent greater than 10% of its total net sales or accounts receivable, net.

Investment Risk

        Edwards Lifesciences is exposed to investment risks related to changes in the fair values of its investments. The Company invests in equity instruments of public and private companies. These investments are classified in "Investments in unconsolidated affiliates" on the consolidated balance sheets.

        As of December 31, 2005, Edwards Lifesciences had approximately $10.7 million of investments in equity instruments of other companies and had recorded unrealized losses of $0.6 million on these investments in "Accumulated Other Comprehensive Income (Loss)," net of tax. Management considers these declines temporary in nature based upon the individual companies' operating results, financial condition and achievement of product development milestones. Should these companies experience a decline in financial condition or fail to meet certain development milestones, the decline in the investments' values may be considered other than temporary and impairment charges may be necessary.

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

        The Audit and Public Policy Committee of the Board of Directors, composed of directors from outside the Company, meets regularly with management, the Company's internal auditors and its independent registered public accounting firm to discuss audit scope and results, internal control evaluations, and other accounting, reporting and financial matters. The independent registered public accounting firm and internal auditors have access to the Audit and Public Policy Committee without management's presence.

/s/ MICHAEL A. MUSSALLEM Michael A. Mussallem Chairman of the Board and Chief Executive Officer
/s/ THOMAS M. ABATE Thomas M. Abate Corporate Vice President, Chief Financial Officer and Treasurer

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
DECEMBER 31, 2005

        Other schedules are not applicable and have not been submitted

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Edwards Lifesciences Corporation:

        We have completed integrated audits of Edwards Lifesciences Corporation's (the "Company") 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and December 31, 2004 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Edwards Lifesciences Corporation and its subsidiaries at December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

        Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/  PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Orange County, California
March 9, 2006

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	December 31,
	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$178.6	$48.9
Accounts receivable, net of allowances of $5.4 and $5.2 at December 31, 2005 and 2004, respectively	101.1	104.1
Other receivables	17.4	15.3
Inventories, net	131.5	127.7
Deferred income taxes	27.6	21.1
Prepaid expenses	47.5	42.2
Other current assets	10.5	8.2

Total current assets	514.2	367.5
Property, plant and equipment, net	201.9	201.7
Goodwill	337.7	337.7
Other intangible assets, net	137.7	152.6
Investments in unconsolidated affiliates	10.7	20.6
Deferred income taxes	11.5	22.3
Other assets	15.4	10.3

Total assets	$1,229.1	$1,112.7

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$194.2	$195.4

Long-term debt	316.1	267.1

Other long-term liabilities	28.8	22.1

Commitments and contingent liabilities (Notes 8 and 16)
Stockholders' equity
Preferred stock, $.01 par value, authorized 50,000,000 shares, no shares outstanding	—	—
Common stock, $1.00 par value, 350,0000,000 shares authorized, 65,562,766 and 64,242,836 shares issued, 59,524,866 and 59,438,236 shares outstanding at December 31, 2005 and 2004, respectively	65.6	64.2
Additional contributed capital	536.7	500.6
Retained earnings	303.4	224.1
Accumulated other comprehensive income (loss)	(22.2)	(20.8)
Treasury stock, at cost, 6,037,900 and 4,804,600 shares at December 31, 2005 and 2004, respectively	(193.5)	(140.0)

Total stockholders' equity	690.0	628.1

Total liabilities and stockholders' equity	$1,229.1	$1,112.7

The accompanying notes are an integral part of these consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share information)

	Years Ended December 31,
	2005	2004	2003
Net sales	$997.9	$931.5	$860.5
Cost of goods sold	374.6	370.2	359.4

Gross profit	623.3	561.3	501.1
Selling, general and administrative expenses	348.7	319.9	289.9
Research and development expenses	99.0	87.0	72.8
Purchased in-process research and development expenses (Note 3)	1.2	93.3	13.6
Special charges, net (Note 4)	48.2	17.2	23.5
Interest expense, net	9.7	14.2	13.2
Other income, net (Note 14)	(0.2)	(0.4)	(4.7)

Income before provision for income taxes	116.7	30.1	92.8
Provision for income taxes	37.4	28.4	13.8

Net income	$79.3	$1.7	$79.0

Share information (Note 2):
Earnings per share:
Basic	$1.33	$0.03	$1.34
Diluted	$1.27	$0.03	$1.29
Weighted average number of common shares outstanding:
Basic	59.6	59.6	59.1
Diluted	62.3	62.0	61.1

The accompanying notes are an integral part of these consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities
Net income	$79.3	$1.7	$79.0
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	56.2	55.7	45.6
Deferred income taxes	(13.8)	0.8	5.3
Purchased in-process research and development	1.2	93.3	13.6
Non-cash special charges, net	(0.8)	19.6	7.1
Other	18.3	6.7	5.2
Changes in operating assets and liabilities:
Accounts and other receivables	(12.6)	7.1	(11.0)
Accounts receivable securitization	(2.6)	2.5	6.2
Inventories	(12.9)	(7.1)	4.2
Accounts payable and accrued liabilities	25.1	13.0	(8.4)
Prepaid expenses	0.3	(7.2)	3.1
Other	(0.9)	(5.5)	(7.8)

Net cash provided by operating activities	136.8	180.6	142.1

Cash flows from investing activities
Capital expenditures	(48.5)	(42.5)	(37.9)
Investments in intangible assets	(2.5)	(11.0)	(6.6)
Investments in unconsolidated affiliates	(1.5)	(1.0)	(4.4)
Proceeds from sale of businesses	23.2	4.1	—
Proceeds from asset dispositions	1.4	11.0	6.0
Acquisitions	—	(137.7)	(33.2)
Other	0.7	—	(0.8)

Net cash used in investing activities	(27.2)	(177.1)	(76.9)

Cash flows from financing activities
Proceeds from issuance of long-term debt	337.3	285.7	333.4
Payments on long-term debt	(278.2)	(278.6)	(337.4)
Purchases of treasury stock	(53.5)	(59.1)	(49.4)
Proceeds from stock plans	26.2	30.5	36.6
Other	(2.8)	1.0	(4.4)

Net cash provided by (used in) financing activities	29.0	(20.5)	(21.2)

Effect of currency exchange rate changes on cash and cash equivalents	(8.9)	4.8	(17.1)

Net increase (decrease) in cash and cash equivalents	129.7	(12.2)	26.9
Cash and cash equivalents at beginning of year	48.9	61.1	34.2

Cash and cash equivalents at end of year	$178.6	$48.9	$61.1

Supplemental disclosures:
Cash paid during the year for:
Interest	$12.3	$12.9	$11.9
Income taxes	$37.2	$11.4	$14.1
Non-cash transactions:
Purchase of intangible assets in exchange for stock	—	—	$3.0

The accompanying notes are an integral part of these consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
COMPREHENSIVE INCOME (LOSS)

(in millions)

	Years Ended December 31,
	2005	2004	2003
COMMON STOCK
Beginning of year	$64.2	$62.6	$60.2
Common stock issued under employee benefit plans	1.4	1.6	2.4

End of year	$65.6	$64.2	$62.6

ADDITIONAL CONTRIBUTED CAPITAL
Beginning of year	$500.6	$463.2	$412.0
Common stock issued under employee benefit plans	27.2	28.9	35.1
Tax benefit from exercise of non-qualified stock options	7.9	8.0	10.6
Equity issued to non-employees	1.0	0.5	0.1
Resolution of Baxter arbitration (Note 4)	—	—	5.4

End of year	$536.7	$500.6	$463.2

RETAINED EARNINGS
Beginning of year	$224.1	$222.4	$143.4
Net income	79.3	1.7	79.0

End of year	$303.4	$224.1	$222.4

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Beginning of year	$(20.8)	$(32.2)	$(44.7)
Other comprehensive income (loss)	(1.4)	11.4	12.5

End of year	$(22.2)	$(20.8)	$(32.2)

TREASURY STOCK
Beginning of year	$(140.0)	$(80.9)	$(31.5)
Purchases of stock	(53.5)	(59.1)	(49.4)

End of year	$(193.5)	$(140.0)	$(80.9)

Total stockholders' equity	$690.0	$628.1	$635.1

COMPREHENSIVE INCOME
Net income	$79.3	$1.7	$79.0

Other comprehensive income (loss), net of tax:
Currency translation adjustments	(21.0)	16.6	6.5
Net unrealized gain (loss) on cash flow hedges	15.3	2.4	(1.5)
Reclassification adjustment for other-than-temporary impairments	10.9	4.7	—
Net unrealized gain (loss) on investments in unconsolidated affiliates	(6.9)	(8.8)	6.3
Minimum pension liability adjustments	0.3	(3.5)	1.2

Other comprehensive income (loss)	(1.4)	11.4	12.5

Total comprehensive income	$77.9	$13.1	$91.5

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of Edwards Lifesciences and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The principles of Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities" and Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements" are considered when determining whether an entity is subject to consolidation. Certain reclassifications of previously reported amounts have been made to conform to classifications used in the current year.

Use of Estimates

        The consolidated financial statements of Edwards Lifesciences have been prepared in accordance with Generally Accepted Accounting Principles in the United States ("GAAP") which have been applied consistently in all material respects. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Estimates are used in accounting for, among other items, sales returns and reserves, rebate reserves, allowances for doubtful accounts, reserves for excess and obsolete inventory, investments in unconsolidated affiliates, workers compensation liabilities, employee benefit related liabilities, income taxes, asset impairments, forecasted transactions to be hedged, litigation reserves and contingencies.

Foreign Currency Translation

        The Company follows the principles of Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." Accordingly, when the local currency of its foreign entities is the functional currency, all assets and liabilities are translated into United States dollars at the rate of exchange in effect at the balance sheet date. Income and expense items are translated at the weighted average exchange rate prevailing during the period. The effects of foreign currency translation adjustments for these entities are deferred and reported in stockholders' equity as Accumulated Other Comprehensive Income (Loss). The effects of foreign currency transactions denominated in a currency other than an entities' functional currency are included in Other Income, net.

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

        When the Company recognizes revenue from the sale of its products, an estimate of various sales returns and allowances is recorded which reduces product sales and accounts receivable. These adjustments include estimates for charge-backs, rebates, returns, and other sales allowances. These provisions are estimated based upon historical payment experience, historical relationship to revenues, estimated customer inventory levels and current contract sales terms with wholesale and indirect customers. If the historical data and inventory estimates used to calculate these provisions do not approximate future activity, the Company's financial position, results of operations and cash flows could be impacted. The Company's estimates are subject to inherent limitations of estimates that rely on third-party data, as certain third-party information was itself in the form of estimates, and reflect other limitations.

Cash Equivalents

        The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. These investments are valued at cost, which approximates fair value.

Accounts Receivable Securitization

        The Company accounts for the securitization of accounts receivable in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." When the Company sells accounts receivable in securitizations, a subordinated residual interest in the securitized portfolio is retained by the Company and recorded in Other Current Assets. Loss on sale of the accounts receivable depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the residual interests based on their relative fair value at the date of transfer. Because quoted market prices are generally not available to determine the Company's fair value of the residual interest, the Company estimates the fair value of the residual interest by estimating future expected credit losses to determine the future expected cash flows, which generally approximate fair value given the securitized portfolio's short-term weighted average life. At the time the receivables are sold, the balances are removed from the Consolidated Balance Sheets. Costs associated with the sale of receivables, primarily related to the discount and loss on sale, are included in Other Income, net.

Inventories

        Inventories are stated at the lower of cost (first-in, first-out method) or market value. Market value for raw materials is based on replacement costs, and for other inventory classifications is based on net realizable value.

	December 31,
	2005	2004
	(in millions)
Raw materials	$25.6	$22.2
Work in process	17.8	18.9
Finished products	88.1	86.6

	$131.5	$127.7

        Inventory reserves result from inventory which is obsolete, is nearing its expiration date (generally triggered at six months prior to expiration), is damaged or slow moving (defined as quantities in excess of a two year supply). Reserves for excess and obsolete inventory were approximately $12.3 million and $15.5 million at December 31, 2005 and 2004, respectively. During the years ended December 31, 2005, 2004 and 2003, the Company allocated $10.0 million, $9.8 million and $9.8 million, respectively, of general and administrative costs to inventory. General and administrative costs included in both the December 31, 2005 and 2004 inventory balances were $3.6 million and $3.5 million, respectively.

Property, Plant and Equipment

        Property, plant and equipment are recorded at cost. Depreciation and amortization are principally calculated for financial reporting purposes on the straight-line method over the estimated useful lives of the related assets, which range from 15 to 40 years for buildings and improvements and from 4 to 15 years for machinery and equipment. Leasehold improvements are amortized over the life of the related facility leases or the asset, whichever is shorter. Straight-line and accelerated methods of depreciation are used for income tax purposes.

	December 31,
	2005	2004
	(in millions)
Land	$19.6	$17.9
Buildings and leasehold improvements	79.4	78.7
Machinery and equipment	183.2	179.1
Equipment with customers	92.8	108.5
Software	42.4	40.6
Construction in progress	19.0	13.5

	436.4	438.3
Accumulated depreciation and amortization	(234.5)	(236.6)

	$201.9	$201.7

        Depreciation and amortization expense for plant and equipment was $38.7 million, $36.8 million and $34.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. Repairs and maintenance expense was $12.3 million, $12.1 million and $12.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Impairment of Long-Lived Assets

        The Company evaluates the carrying value of goodwill in the fourth quarter of each fiscal year. In evaluating goodwill, the Company completes the two-step goodwill impairment test as required by SFAS No. 142, "Goodwill and Other Intangible Assets." The Company identifies its reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including existing goodwill, to those reporting units. The fair value of the reporting unit is estimated based on the market capitalization and a market revenue multiple. If the carrying amount of the reporting unit exceeds its fair value, the Company will perform the second step of the impairment test to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of a reporting unit's goodwill with its carrying value. Since the adoption of SFAS No. 142, the Company has not performed the second step of the impairment test as the fair value of each reporting unit has exceeded its respective carrying value.

        Additionally, management reviews the carrying amounts of other intangible and long-lived tangible assets whenever events and circumstances indicate that the carrying amounts of an asset may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit and adverse legal or regulatory developments. If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair market value. Estimated fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. For the purposes of identifying and measuring impairment, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.

Patent Costs

        The Company expenses legal costs incurred for patent preparation and applications. The Company capitalizes legal costs related to the defense and enforcement of issued patents for which success is deemed probable. Such legal costs are periodically reviewed for impairment and recoverability. To the extent the Company is successful in its defense and enforcement of its patents and receives compensation for past infringement, costs capitalized in connection with the specific defense or enforcement are expensed as an offset against any gain received.

Investments in Unconsolidated Affiliates

        Investments in unconsolidated affiliates are long-term, strategic equity investments in companies that are in various stages of development. Certain of these investments are designated as available-for-sale in accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These investments are carried at fair market value, with unrealized gains and losses reported in stockholders' equity as Accumulated Other Comprehensive Income (Loss). Gains or losses on investments sold are based on the specific identification method. Other investments in unconsolidated affiliates are accounted for under the cost or the equity method of accounting, as appropriate. Various methods are used to estimate fair value, including discounted cash flows. Investments accounted for under the equity method are recorded at the amount of the Company's investment and adjusted each period for the Company's share of the investee's income or loss and dividends paid.

        When the fair value of a certain investment declines below cost, management uses the following criteria to determine if such a decline should be considered other-than-temporary and result in a realized loss:

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

        As of December 31, 2005, the Company had $0.6 million of unrealized losses related to two available-for-sale investments. The trading value of the Company's investments have been less than the Company's original cost for less than six months and the Company has the ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Accordingly, the Company believes that the unrealized losses are temporary in nature.

Income Taxes

        The Company records a liability for potential tax assessments based on its estimate of the potential exposure. New laws and new interpretations of laws and rulings by tax authorities may affect the liability for potential tax assessments. Due to the subjectivity and complex nature of the underlying issues, actual payments or assessments may differ from estimates. To the extent the Company's estimates differ from actual payments or assessments, income tax expense is adjusted. Additional information regarding income taxes is included in Note 15.

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

Earnings per Share

        Earnings per share are calculated in accordance with SFAS No. 128, "Earnings per Share," which requires the Company to report both basic earnings per share, based on the weighted-average number of common shares outstanding, and diluted earnings per share, based on the weighted-average number of common shares outstanding adjusted to include the potentially dilutive effect of certain common stock equivalents, such as stock options.

        As of December 31, 2004, the Company adopted Emerging Issues Task Force ("EITF") Consensus 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share." In accordance with this standard, the contingently convertible senior debentures issued by the Company in May 2003 are included in the diluted earnings per share calculations, if dilutive, regardless of whether the contingencies have been met. This standard has not had an impact on the Company's diluted earnings per share for the years ended December 31, 2005, 2004 or 2003 as the effect of 2.7 million potential common shares has been anti-dilutive. This standard may have an impact on the Company's financial statements in the future.

        A reconciliation of the shares used in the basic and diluted per share computations is as follows (in millions):

	Years Ended December 31,
	2005	2004	2003
Basic shares outstanding	59.6	59.6	59.1
Dilutive effect of employee stock plans	2.7	2.4	2.0

Diluted shares outstanding	62.3	62.0	61.1

        Diluted earnings per share for the years ended December 31, 2005, 2004 and 2003 excludes 1.1 million shares, zero shares and 3.2 million shares, respectively, related to options for which the exercise price per share was greater than the average market price, resulting in an anti-dilutive effect.

Employee Stock Option and Stock Purchase Plans

        The Company applies the provisions of Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," in accounting for its fixed stock option and employee stock purchase plans. In accordance with this intrinsic value method, no compensation expense is recognized for these plans. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation" (in millions, except per share amounts):

	Year Ended December 31,
	2005	2004	2003
Net income, as reported	$79.3	$1.7	$79.0
Add: Total stock-based employee compensation included in reported net income, net of related taxes	1.5	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(15.8)	(15.7)	(16.0)

Pro forma net income (loss)	$65.0	$(14.0)	$63.0

Earnings per basic share:
Reported net income	$1.33	$0.03	$1.34
Pro forma net income (loss)	1.09	(0.23)	1.07
Earnings per diluted share:
Reported net income	1.27	0.03	1.29
Pro forma net income (loss)	1.04	(0.23)	1.03

        The per share weighted-average fair value for options granted during 2005, 2004 and 2003 was $13.36, $11.96, and $10.93, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2005	2004	2003
Average risk-free interest rate	3.8%	3.5%	2.5%
Expected dividend yield	None	None	None
Expected volatility	30%	41%	42%
Expected life (years)	4	4	4

        The pro forma expense for employee stock purchase plans subscriptions was calculated with the following weighted-average assumptions for grants during the following periods:

	2005	2004	2003
Average risk-free interest rate	4.1%	2.2%	1.3%
Expected dividend yield	None	None	None
Expected volatility	21%	40%	42%
Expected life (years)	1	1	1

        The average risk-free interest rate, expected volatility and expected life assumptions for the stock option and employee stock purchase plans used in the Black-Scholes option pricing model are estimated on the date of each grant.

Derivatives

        Edwards Lifesciences maintains an overall risk management strategy that incorporates the use of a variety of interest rate and currency derivative financial instruments to mitigate its exposure to significant unplanned fluctuations in earnings caused by volatility in interest rates and currency exchange rates. Derivative instruments that are used as part of the Company's interest and foreign exchange rate management strategy include interest rate swaps, option-based products and forward exchange contracts. As of December 31, 2005, all of these derivative instruments are designated as hedges of underlying exposures. Edwards Lifesciences does not use any of these instruments for trading or speculative purposes.

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

        The Company uses interest rate swaps to convert floating-rate debt to fixed-rate debt. The Company's interest rate swaps expired in the second quarter 2005. The Company's interest rate swap agreements involved agreements to pay a fixed rate and receive a floating rate, at specified intervals, calculated on an agreed-upon notional amount. The debt and amounts that the Company hedged were determined based on prevailing market conditions and the current shape of the yield curve. Interest rate swap agreements were executed as an integral part of specific debt transactions.

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

        All derivatives are recognized on the balance sheet at their fair value. On the date that the Company enters into a derivative contract, it designates the derivative as either (a) a hedge of a forecasted transaction or the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a "cash flow" hedge), or (b) a hedge of an exposure to changes in the fair value of an asset, liability, or an unrecognized firm commitment (a "fair value" hedge). Changes in the fair value of a derivative that is highly effective, and that is designated and qualifies as a cash flow hedge to the extent that the hedge is effective, are recorded in Accumulated Other Comprehensive Income (Loss) until earnings are affected by the variability of cash flows of the hedged transaction (e.g., until periodic settlements of a variable asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective, and that is designated and qualifies as a fair value hedge, are recorded in current-period earnings.

        The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges of specific firm commitments or forecasted transactions. The Company also formally assesses (both at the hedge's inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. All components of each derivative's gain or loss are included in the assessment of hedge effectiveness.

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

        When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period or within an additional two-month period of time thereafter, the gain or loss is reclassified into earnings. In a situation in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current-period earnings.

Comprehensive Income

        Comprehensive income encompasses all changes in equity other than those arising from transactions with stockholders, and consists of net income, currency translation adjustments, minimum pension liability adjustments, unrealized net gains and losses on cash flow hedges and investments in unconsolidated affiliates classified as available-for-sale.

        Presented below is a summary of activity for each component of Accumulated Other Comprehensive Income for the years ended December 31, 2005, 2004 and 2003:

	Currency Translation Adjustments	Unrealized Gain/ (Loss) on Cash Flow Hedges	Unrealized Gain/ (Loss) on Investments in Unconsolidated Affiliates	Minimum Pension Liability	Total Accumulated Other Comprehensive Income
December 31, 2002	$(26.0)	$(10.3)	$(6.8)	$(1.6)	$(44.7)
Period Change	6.5	(1.5)	6.3	1.2	12.5

December 31, 2003	(19.5)	(11.8)	(0.5)	(0.4)	(32.2)
Period Change	16.6	2.4	(4.1)	(3.5)	11.4

December 31, 2004	(2.9)	(9.4)	(4.6)	(3.9)	(20.8)
Period Change	(21.0)	15.3	4.0	0.3	(1.4)

December 31, 2005	$(23.9)	$5.9	$(0.6)	$(3.6)	$(22.2)

Effects of Recent Accounting Pronouncements

        In June 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections," ("SFAS No. 154") a replacement of Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition by recording a cumulative effect adjustment within net income in the period of change. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not believe SFAS No. 154 will have a material impact on its consolidated financial statements.

        In December 2004, the FASB issued a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123R"). This Statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS No. 123R eliminates the alternative to use APB Opinion No. 25's intrinsic value method of accounting that was provided in FASB Statement No. 123 as originally issued. Under APB Opinion No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS No. 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R also requires excess tax benefits from the exercise of stock options to be presented in the consolidated statement of cash flows as a financing activity rather than an operating activity, as currently presented. Although SFAS No. 123R was to be effective for the first interim or annual reporting period that began after June 15, 2005, on April 15, 2005, the Securities and Exchange Commission ("SEC") extended the date for compliance. The Company is not required to prepare financial statements in accordance with SFAS No. 123R until the first quarter of 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107"), which provides the Staff's view regarding interactions between SFAS No. 123R and certain SEC rules and regulations, and provides interpretations of the valuation of share-based payments for public companies. SAB 107 covers key topics related to the implementation of SFAS No. 123R which include the valuation models, expected volatility, expected option term, income tax effects of SFAS No. 123R, classification of stock-based compensation cost, capitalization of compensation cost, and disclosure requirements.

        The Company has selected the Black-Scholes option-pricing model as the most appropriate fair-value method for our awards and will recognize compensation cost on a straight-line basis over our awards' vesting periods. The Company expects that the adoption of SFAS No. 123R will have a material impact on its consolidated financial statements. However, uncertainties, including our future stock-based compensation strategy, stock price volatility, estimated forfeitures and employee stock option exercise behavior, make it difficult to determine whether the stock-based compensation expense that we will incur in future periods will be similar to the SFAS No. 123 pro forma expense disclosed herein.

        In November 2004, the FASB issued Statement No. 151, "Inventory Costs—an amendment of ARB No. 43, Chapter 4." This Statement amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect adoption of this standard to have a material impact on its consolidated financial statements.

3.    PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSE

        The information herein related to regulatory milestones reflects the Company's expectations at the time of the respective acquisitions and has not been updated to reflect subsequent activities or expectations. Refer to "Research and Development Expenses" in Management's Discussion and Analysis for updates to the Company's expectations.

2005

        In September 2005, the Company recorded a $1.2 million pretax charge for in-process research and development related to the acquisition of technology and intellectual property. The acquired assets are expected to be utilized in the Company's existing mitral valve repair research and development efforts. Additional design developments, bench testing, pre-clinical studies and human clinical studies must be successfully completed prior to selling any product.

2004

        On September 29, 2004, the Company acquired all technology and intellectual property associated with ev3, Inc.'s ("ev3") percutaneous mitral valve repair program for total consideration of $15.0 million. The acquired assets from this acquisition were utilized in the Company's existing percutaneous mitral valve repair research and development efforts. At the time of the purchase, ev3 had been unsuccessful in developing a viable prototype and had discontinued the program. Completion of successful design developments, bench testing, pre-clinical studies and human clinical studies were required prior to selling any product. The risks and uncertainties associated with completing development within a reasonable period of time include those related to the design, development and manufacturability of the product, the success of pre-clinical and clinical studies, and the timing of European and United States regulatory approvals. Approximately $12.3 million of the purchase price was charged to in-process research and development. The value of the in-process research and development was calculated using cash flow projections discounted for the risk inherent in such projects. The discount rate used was 30%. The valuation assumed approximately $39.0 million of additional research and development expenditures would be incurred prior to the date of product introduction. In the valuation, the Company estimated completion of the mitral valve repair program utilizing the intellectual property acquired from ev3 in 2009, and commencement of net cash inflows in 2010. The remaining fair market value of the assets purchased consisted primarily of patents unrelated to ev3's core mitral valve repair technology, which are being amortized over their estimated economic life of 19 years.

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

  2003

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

        On February 18, 2003, the Company acquired the percutaneous mitral valve repair program of Jomed N.V. ("Jomed"), a European-based provider of products for minimally invasive cardiovascular intervention, for $20.0 million in cash. The acquisition included all technology and intellectual property associated with the program. At the acquisition date, the program, which was less than 50% complete, was involved in testing proprietary prototypes prior to initiating required pre-clinical studies and human clinicals. Completion of successful design improvements, bench testing, pre-clinical studies and human clinical studies were required prior to commercially selling the product in Europe and the United States, which at the time of the transaction was expected in 2005 and 2006, respectively. The risks and uncertainties associated with completing development within a reasonable period of time included those related to the design, development and manufacturability of the product, the success of pre-clinical and clinical studies and the timing of European and United States regulatory approvals. Approximately $11.8 million of the purchase price was charged to in-process research and development. The value of the in-process research and development was calculated using cash flow projections discounted for the risk inherent in such projects. The discount rate used was 30%. The valuation assumed approximately $20.0 million of additional research and development expenditures would be incurred prior to the date of product introduction. In the valuation, material net cash inflows were forecasted to commence in 2008. The remaining fair market value of the assets acquired consisted primarily of patents that are being amortized over their estimated economic life of 17 years.

4.    SPECIAL CHARGES, NET

	Years ended December 31,
	2005	2004	2003
Restructure 3F agreements	$22.8	$—	$—
Investment impairments	16.3	9.0	—
Charitable fund	15.0	5.0	—
Net (gain) loss on sale of businesses	(14.1)	—	3.3
Severance expenses	3.9	—	13.0
Litigation gain and royalty settlements, net	2.9	—	—
Discontinued products	1.4	10.6	—
Gain on sale of property development rights	—	(7.4)	—
Resolution of Baxter arbitration	—	—	5.3
Pension curtailment	—	—	1.9

Total special charges, net	$48.2	$17.2	$23.5

  Restructure 3F Agreements

        In June 2005, the Company recorded a special charge of $22.8 million related to the restructuring of development and supply agreements between 3F Therapeutics, Inc. and PVT that were established prior to the Company's acquisition of PVT in early 2004. Under the terms of the new agreements, the Company paid $23.0 million in cash, with an additional payment of $2.0 million to be paid if certain conditions are met, and obtained the rights to self-manufacture all components of its percutaneous heart valves and certain pre-approved technology licenses.

  Investment Impairments

        In September 2005, the Company recorded an $8.9 million charge related to the other-than-temporary impairment of its investment in Sangamo Biosciences, Inc. ("Sangamo"). The investment was written down to $3.7 million, which represented the quoted market price of Sangamo's common stock at September 30, 2005.

        The Company considered numerous facts, including those described below, to conclude that any impairment of the Sangamo investment was temporary in nature as of the end of each of the quarters in 2003 and 2004, and the first two quarters of 2005:

  •
  Sangamo's key internally established development milestones were progressing and/or remained on track at each quarter-end throughout 2003 and 2004, and the first two quarters of 2005. There were no changes in technology that could impair Sangamo's earnings potential of the investment and the technological progress supported a positive outlook. The Company believed that the number and scope of Sangamo's programs and the range of its third party collaborations and the continued success in the Company's Sangamo-related programs would significantly drive the value of Sangamo. Moreover, the clinical momentum was building at the end of 2004 with the anticipation of three to four Phase I human trials, the likely completion of one or more Phase I trials with positive data and the planned announcements at major medical meetings.

  •
  Management of the Company believed that declines in Sangamo's stock price were a result of certain external events and general investor sentiment of the biotechnology sector, and not Sangamo-specific activities. In addition, the Company recognized that, historically, reports of significant positive clinical outcomes had frequently resulted in a significant increase in the stock price of a biotechnology company over a relatively short time period. Management believed this would be the case for Sangamo.

  •
  Throughout all periods in which the Company concluded that the impairment of this investment was temporary, Sangamo maintained cash and liquid investment reserves sufficient to continue to fund the ongoing development efforts for the technology for periods well in excess of one year.

  •
  Throughout all periods in which the Company concluded that the impairment of this investment was temporary, the Company had the financial ability and intent to retain this investment indefinitely. Sangamo's technology was considered important to the development of certain of the Company's next generation products, and required a long-term horizon for ongoing development of new technology.

  •
  Sangamo is a multi-technology (human therapeutics, drug discovery and plant agriculture) biotechnology company and has the ability to attract many different investors. In addition, the diversity of technology applications served to dilute the risk related to any one application failure.

        The Company expected the market price of Sangamo's stock to increase not only as a result of announcements of positive clinical trial results, but also other operational events. During the second half of 2005, Sangamo announced five significant key developments regarding collaborative agreements, additional funding and breakthrough technology. The Company expected that this concentration of positive developments could have generated a considerable increase in the stock price, better recognizing the underlying value of Sangamo. Based upon (1) the significant developments in the third quarter of 2005 which, individually and in the aggregate, failed to have a material impact on the quoted market price of Sangamo's stock, (2) the continuing duration and severity of the impairment, and (3) Sangamo's declining cash position, the Company concluded in September 2005 that the impairment on its investment in Sangamo was other-than-temporary and, therefore, recognized $8.9 million in earnings.

        In 2005, the Company recorded additional charges totaling $7.4 million related to other-than-temporary impairment of technology investments in five other unconsolidated affiliates. Of the total additional charge, $1.9 million related to declines in the stock prices of two available-for-sale investments. The remaining charges were due to increased potential risk of certain private investees' uncertain future liquidity.

        In 2004, the Company recorded charges totaling $9.0 million related to the other-than-temporary impairment of technology investments in four unconsolidated affiliates. One of the impairments resulted from the decline in the stock price of an affiliate. Two of the affiliates had announced they were discontinuing their development efforts and the book value of those investments was reduced to the residual distribution Edwards Lifesciences expected to receive from those companies. The remaining affiliate performed a reset financing that reduced the net value per share for all existing investors. This investment is recorded at the reduced value.

  Charitable Fund

        In December 2004, the Company made an initial contribution of $5.0 million to establish the Edwards Lifesciences Fund, a donor-advised fund intended to provide philanthropic support to cardiovascular disease charitable causes. In September 2005, the Company completed its funding goal and made an additional $15.0 million contribution. Both of these contributions were irrevocable contributions to a third party and were recorded as charges at time of payment.

  Net (Gain) Loss on Sale of Businesses

        In January 2005, the Company announced that it was realigning its business in Japan as part of the Company's continued efforts to focus on its core cardiovascular businesses. The Company (1) restructured its operations, (2) exited its pacemaker distribution business and (3) sold its perfusion products business in Japan to Terumo Corporation for cash consideration of between $10 million and $20 million based upon the achievement of certain milestones, of which $9.2 million was received in January 2005. These transactions resulted in a $1.0 million net gain, consisting of a gain on the sale of the Company's Japan perfusion products business of $7.7 million, offset by a $5.7 million charge relating to the realignment of its operations, primarily related to severance costs due to headcount reductions and a $1.0 million charge related to settlement and curtailment impacting its defined benefit pension plan and for termination benefits.

        In November 2005, the Company sold its vascular graft business to Angiotech Pharmaceuticals Inc. for $14.0 million in cash. Under the agreement, the Company will continue to market and sell its existing Lifespan product line. The sale of the business resulted in a $13.1 million net gain, consisting of cash proceeds of $14.0 million offset by the $0.9 million net book value of inventory and fixed assets that were sold.

        In July 2003, the Company sold its German perfusion services subsidiary to WKK GmbH, a German-based provider of hospital services, for a nominal amount. Sales generated by the German perfusion services subsidiary were approximately $3.5 million during the six months ended June 30, 2003. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges," the Company recorded a pre-tax impairment charge of $3.3 million in the second quarter of 2003 to reduce the carrying value of the subsidiary's assets to fair value based upon the proceeds from the sale.

  Severance Expenses

        In December 2005, the Company recorded a charge of $3.9 million related to severance resulting from a resource realignment. The charge was related primarily to the severance costs associated with reducing the Company's workforce by 52 employees, primarily in Puerto Rico, Europe and North America. As of December 31, 2005, the Company had paid $1.3 million related to severance with the remaining $2.6 million expected to be paid in 2006.

        In July 2003, the Company recorded a charge of $13.0 million associated with a decision to streamline operations. The charge was related primarily to the severance costs associated with reducing the Company's worldwide workforce by 136 employees, primarily in the United States and Europe. As of December 31, 2005, all of the severance costs had been paid.

  Litigation Gain and Royalty Settlements, net

        In September 2005, the Company recorded a gain of $2.5 million related to the resolution of intellectual property litigation. In the fourth quarter of 2005, the Company recorded a $5.4 million charge related to two royalty dispute settlements.

  Discontinued Products

        In the fourth quarter 2005, the Company recorded a charge of $1.4 million resulting from the payment of an early termination fee to discontinue certain firm, non-cancelable product purchase commitments related to a discontinued product line in Europe.

        In March 2004, due to a re-prioritization of the Company's investment initiatives, the Company discontinued its sales effort of its Lifepath AAA endovascular graft program. The Company recorded a special charge of $8.4 million primarily related to inventory and contractual clinical obligations. In addition, the Company decided to discontinue certain lower margin cardiology products in Japan later that year and recorded a $2.2 million charge in 2004 primarily related to other non-productive assets.

  Gain on Sale of Property Development Rights

        In November 2004, the Company recorded income of $7.4 million for the sale of property development rights in Irvine, California, that had no book value at the time of the sale.

  Resolution of Baxter Arbitration

        In January 2004, the Company concluded a dispute resolution proceeding with Baxter International Inc. ("Baxter"). Each company sought reimbursement from the other for a variety of claims arising from the Company's spin-off from Baxter in April 2000. The resolution resulted in a $5.3 million charge related primarily to the valuation of receivables at the date of spin-off, and a $5.4 million increase to Additional Contributed Capital related to the true-up of the beginning balance of equity.

  Puerto Rico Pension Curtailment

        In November 2003, the Company suspended its defined benefit pension plan in Puerto Rico ("the Plan"). Effective December 31, 2003, employees ceased earning additional defined benefits for future services. To mitigate the Puerto Rico employees' reduced benefits from the Plan's suspension, effective January 1, 2004, the Company increased its contributions to the Puerto Rico 1165(e) defined contribution plan. In accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," the Company recorded a curtailment loss of $1.9 million during the fourth quarter 2003. As of December 31, 2005, the Plan's accumulated benefit obligation exceeded the fair value of its assets by $5.3 million.

5.    ACCOUNTS RECEIVABLE SECURITIZATION

        Edwards Lifesciences has two agreements (the "Japan Receivables Facility" and the "U.S. Receivables Facility," or the "Facilities") with financial institutions whereby it securitizes, on a continuous basis, an undivided interest in certain eligible trade accounts receivable. Under the Japan Receivables Facility, the Company's Japanese subsidiary (Edwards Lifesciences Japan Limited) sells eligible accounts receivable directly to a financial institution. Under the U.S. Receivables Facility, the Company sells eligible accounts receivable to a wholly-owned, bankruptcy-remote entity formed for the purpose of buying and selling these receivables, which then sells the undivided interests in the receivables to a financial institution.

        The transactions under both Facilities are accounted for as sales of accounts receivable. The Company retained servicing responsibilities and subordinated residual interests in the accounts receivables. The Company receives annual servicing fees approximating one percent of the outstanding balance and rights to future cash flows arising after the investors in the securitization trust have received their contractual return. No servicing asset or liability has been recorded due to the immateriality of the balances. The investors and the securitization trust have no recourse to the Company's other assets for failure of debtors to pay when due. The Company's residual interests are subordinate to the investors' interests. The U.S. Receivables Facility is renewable for one-year periods at the Company's option and will expire on September 19, 2006. The Japan Receivables Facility will expire on December 3, 2008.

        Sales of receivables under these programs result in a reduction of accounts receivable on the Company's Consolidated Balance Sheets. Residual interests of $12.2 million and $9.8 million as of December 31, 2005 and 2004, respectively, are included in Other Current Assets. The interests are carried at their fair value, estimated as the net realizable value, which considers the relatively short liquidation period and includes an estimated provision for credit losses. Pursuant to the terms of the Facilities, the Company had sold $86.6 million and $90.4 million of trade accounts receivable as of December 31, 2005 and 2004, respectively, resulting in a reduction of accounts receivable on the Company's Consolidated Balance Sheets, and received funding of $74.1 million and $80.4 million, respectively. Costs associated with the sale of receivables, primarily related to the discount and loss on sale, were $1.7 million, $1.0 million and $0.8 million for the years ended December 31, 2005, 2004 and 2003, respectively, and are included in Other (Income), net.

6.    GOODWILL AND OTHER INTANGIBLE ASSETS

        In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill resulting from purchase business combinations is not subject to amortization. Other acquired intangible assets are amortized on a straight-line basis over their expected useful lives, unless determined to have an indefinite life. Goodwill recorded on the Company's balance sheet is largely the result of acquisitions completed prior to the spin-off of the Company from Baxter International, Inc. in 2000.

        In April 2003, the Company purchased the technology and intellectual property associated with Embol-X Inc.'s surgically placed, intra-aortic embolic management system. The transaction was accounted for as a purchase business combination. The total consideration for Embol-X Inc. was $13.6 million of which $4.4 million was allocated to goodwill, which was subsequently reduced by $0.5 million in 2004.

        If prior to April 16, 2008, the Company's sales of medical devices from the transferred technology are at least $20.0 million in any consecutive 12-month period, the Company will pay an additional $5.0 million to Embol-X Inc. This contingent obligation has not been recorded in the Company's balance sheet as of December 31, 2005. Sales of medical devices from the transferred technology were $1.9 million for 2005.

        Other intangible assets subject to amortization consist of the following (in millions):

December 31, 2005	Patents	Unpatented Technology	Other	Total
Cost	$195.7	$36.4	$22.2	$254.3
Accumulated amortization	(90.1)	(23.1)	(3.4)	(116.6)

Net carrying value	$105.6	$13.3	$18.8	$137.7

December 31, 2004	Patents	Unpatented Technology	Other	Total
Cost	$196.3	$36.4	$23.8	$256.5
Accumulated amortization	(78.6)	(20.6)	(4.7)	(103.9)

Net carrying value	$117.7	$15.8	$19.1	$152.6

        Patents includes $2.6 million and $6.6 million of capitalized legal costs related to the defense and enforcement of issued patents for which success is deemed probable as of December 31, 2005 and 2004, respectively (see Note 2). During 2005, in connection with the favorable settlement of patent disputes, the Company wrote-off $5.3 million of capitalized legal costs against a cash recovery of $5.5 million. In addition, the Company wrote-off $2.3 million of fully amortized other intangibles.

        Amortization expense related to other intangible assets for the years ended December 31, 2005, 2004 and 2003 was $17.5 million, $17.5 million and $9.5 million, respectively. Estimated amortization expense for each of the years ending December 31 is as follows (in millions):

2006	$17.7
2007	17.8
2008	17.8
2009	17.8
2010	17.8

7.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	December 31,
	2005	2004
	(in millions)
Accounts payable	$60.7	$62.0
Employee compensation and withholdings	53.0	51.3
Income taxes payable	25.2	20.4
Property, payroll and other taxes	14.9	14.8
Fair value of derivatives (Note 9)	—	10.3
Other accrued liabilities	40.4	36.6

	$194.2	$195.4

8.    LONG-TERM DEBT, CREDIT FACILITIES AND LEASE OBLIGATIONS

        As of December 31, 2005, the Company had an unsecured revolving credit agreement (the "Credit Agreement") providing for up to an aggregate of $500.0 million in one- to six-month borrowings in multiple currencies. Borrowings currently bear interest at the London interbank offering rate plus 0.5%, which includes a facility fee and is subject to adjustment in the event of a change in the Company's leverage ratio, as defined by the Credit Agreement. The Credit Agreement expires on June 26, 2009. As of December 31, 2005 and 2004, borrowings of $166.1 million and $117.1 million, respectively, were outstanding under the Credit Agreement. Edwards Lifesciences pays a facility fee, regardless of available or outstanding borrowings, currently at an annual rate of 0.1% for the Credit Agreement. All amounts outstanding under the Credit Agreement have been classified as long-term obligations, as these borrowings will continue to be refinanced pursuant to the Credit Agreement. The Credit Agreement contains various financial and other covenants, all of which the Company was in compliance with at December 31, 2005.

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

        Beginning with the six-month interest period commencing May 15, 2008, holders of the Notes will receive contingent interest at a rate of 0.25% if the trading price of the Notes equals or exceeds 120% of the principal amounts of the Notes. This contingent interest payment feature represents an embedded derivative. Based on the immaterial value associated with this feature, no value has been assigned to the derivative at issuance or at December 31, 2005.

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

As of December 31, 2004, Edwards Lifesciences had in place three interest rate swaps with a total notional amount of $157.5 million to swap floating rate United States dollar and Yen denominated debt obtained under the Company's revolving credit facilities for fixed rates. The original maturities of the interest rate swap agreements are between three and five years. These interest rate swap agreements in place as of December 31, 2004 expired in May and July of 2005.

        The weighted average interest rate under all debt obligations was 3.6% and 5.1% at December 31, 2005 and 2004, respectively, including the effect of interest rate swap agreements.

        Included in debt at December 31, 2005 were unsecured notes denominated in Japanese Yen of ¥8.8 billion (US$75.3 million) and in Euro of €76.0 million (US$90.8 million). Included in debt at December 31, 2004 were unsecured notes denominated in Japanese Yen of ¥7.0 billion (US$67.1 million).

        Future minimum lease payments (including interest) under non-cancelable operating leases and aggregate debt maturities at December 31, 2005 were as follows (in millions):

	Operating Leases	Aggregate Debt Maturities
2006	$10.1	$—
2007	8.0	—
2008	6.5	150.0
2009	5.0	166.1
2010	3.5	—
Thereafter	1.0	—

Total obligations and commitments	$34.1	$316.1

        Certain facilities and equipment are leased under operating leases expiring at various dates. Most of the operating leases contain renewal options. Total expense for all operating leases was $11.6 million, $14.0 million and $12.3 million for the years 2005, 2004 and 2003, respectively.

9.    FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

Fair Values of Financial Instruments

        The consolidated financial statements include financial instruments for which the fair market value of such instruments may differ from amounts reflected on an historical cost basis. Financial instruments of the Company consist of cash deposits, accounts and other receivables, investments in unconsolidated affiliates, accounts payable, certain accrued liabilities and debt. The fair values of certain investments in unconsolidated affiliates are estimated based on quoted market prices. The Company estimates the fair value of its convertible debenture based on market prices. Carrying amounts of floating rate debt approximate their fair value. For other investments, various methods are used to estimate fair value, including discounted cash flows. The Company's other financial instruments generally approximate their fair values based on the short-term nature of these instruments. As of December 31, 2005 and 2004, the estimated fair value of Company's convertible debenture was $149.2 million and $157.6 million, respectively.

Derivative Financial Instruments

        The Company utilizes a variety of derivative financial instruments to manage its currency exchange rate and interest rate risk as summarized below. Notional amounts are stated in United States dollar equivalents at spot exchange rates at the respective dates. The Company does not enter into these arrangements for trading or speculation purposes.

	December 31,
	2005		2004
	Notional Amount	Fair Value Asset (Liability)	Notional Amount	Fair Value Asset (Liability)
	(in millions)
Currency option contracts	$140.1	$2.8	$236.6	$(2.9)
Forward currency agreements	57.9	6.0	54.2	(5.2)
Interest rate swap agreements	—	—	157.5	(2.2)

        The fair value of financial instruments was estimated by discounting expected cash flows using quoted market interest rates and foreign exchange rates as of December 31, 2005 and 2004. Considerable judgment was employed in interpreting market data to develop estimates of fair value; accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.

        At December 31, 2005 and 2004, the fair value of currency option contracts, forward currency and interest rate swap agreements is recorded in Prepaid Expenses and Accrued Liabilities, respectively. During the years ended December 31, 2005 and 2004, the Company reclassified from Accumulated Other Comprehensive Income (Loss) a net loss of $0.9 million and $8.4 million, respectively, to Cost of Goods Sold, and a net loss of $1.8 million and $5.6 million, respectively, to Interest Expense, Net. The Company expects that during the next 12 months it will reclassify to earnings a $3.1 million gain currently recorded in Accumulated Other Comprehensive Income (Loss). For the year ended December 31, 2005 and 2004, the Company expensed $3.4 million and $1.4 million, respectively, related to the time value of option-based products.

10.    COMMON STOCK

        On May 12, 2005, an amendment and restatement of the Edwards Lifesciences Corporation Long-Term Stock Incentive Compensation Program (the "Program") was approved by the Company's stockholders. The Program provides for the grant of incentive and non-qualified stock options, restricted stock and restricted stock units for eligible employees and contractors of the Company. Under the Program, these grants are generally awarded at a price equal to the fair market value at the date of grant based upon the closing price on the date immediately preceding the grant date. Options to purchase shares of the Company's common stock granted under the Program generally vest over predetermined periods and expire 7 years after the date of grant. Restricted stock units of the Company's common stock granted under the Program generally vest over predetermined periods ranging from 2 to 5 years after the date of grant. Among other items the amendment and restatement of the Program increased the number of shares of common stock available for issuance under the Program by 1.4 million shares, from 15.5 million shares to 16.9 million shares and increased the number of shares of common stock that may be issued in the form of restricted stock or restricted stock units from 500,000 shares to 1,000,000 shares. Under the Program, 0.3 million shares of restricted stock units were granted in 2005 with a weighted average fair value at date of grant of $44.61.

        The Company also maintains the Nonemployee Directors Stock Incentive Compensation Program (the "Nonemployee Directors Program"). Under the Nonemployee Directors Program, each nonemployee director annually receives 10,000 stock options or 4,000 restricted stock units of the Company's common stock, or a combination thereof. Additionally, each nonemployee director may elect to receive all or a portion of the cash retainer to which the director is otherwise entitled through the issuance of stock options, or restricted stock units. Upon a director's initial election to the Board, the director receives an initial grant of 5,000 shares of restricted stock or restricted stock units. These grants vest 50% after one year and the balance vests after two years from the date of grant. Under the amended Nonemployee Directors Program, an aggregate of 600,000 shares of the Company's common stock has been authorized for issuance. As of December 31, 2005, 309,297 options, restricted shares or restricted stock units have been issued under the Nonemployee Directors Program. Grants of restricted stock and restricted stock units to nonemployee directors are charged to unearned compensation in Additional Contributed Capital at their intrinsic value and recognized as expense over the vesting period. Compensation expense recognized for such grants was approximately $1.0 million for 2005 and $0.1 million for each of 2004 and 2003.

        Stock option activity under the Program and the Nonemployee Directors Program was as follows (number of options in thousands):

	2005		2004		2003
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of year	9,883	$23.90	10,992	$22.65	9,794	$17.97
Options granted	1,612	45.44	786	33.69	3,884	30.35
Options exercised	(1,025)	18.83	(1,373)	17.61	(2,085)	14.73
Options cancelled	(216)	32.27	(522)	28.68	(601)	24.89

Outstanding, end of year	10,254	27.62	9,883	23.90	10,992	22.65

Exercisable, end of year	6,701	22.42	6,000	19.82	5,346	14.52

        The following table summarizes stock options outstanding at December 31, 2005 (number of options in thousands):

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$13.88	1,670	4.25	$13.88	1,670	$13.88
$10.20-$15.71	659	2.48	12.42	659	12.42
$15.44-$45.90	7,925	5.48	31.79	4,372	27.19

	10,254	5.08	27.62	6,701	22.42

Employee Stock Purchase Plan

        The Company has two employee stock purchase plans ("ESPP") for eligible employees to purchase shares of the Company's common stock at 85% of the lower of the fair market value of Edwards Lifesciences common stock on the effective date of subscription or the date of purchase. Under the ESPP, employees can authorize the Company to withhold up to 12% of their compensation for common stock purchases, subject to certain limitations. The ESPP is available to all active employees of the Company paid from the United States payroll and to eligible employees of the Company outside the United States to the extent permitted by local law. The ESPP for United States employees is qualified under Section 423 of the Internal Revenue Code. The Board of Directors authorized an aggregate of 2,150,000 shares of the Company's common stock for issuance under the ESPP. As of December 31, 2005, 2004 and 2003, 1,275,175 shares, 1,002,718 shares and 731,606 shares, respectively, have been issued under the plans. In accordance with APB No. 25, the ESPP are considered non-compensatory, and therefore do not result in any compensation cost in the consolidated financial statements.

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

Treasury Stock

        In each of the years ended December 31, 2005, 2004 and 2003, the Board of Directors approved a stock repurchase program authorizing the Company to purchase on the open market and in privately negotiated transactions up to an additional 2.0 million shares of the Company's common stock for a total of 6.0 million shares. During 2005 and 2004, the Company repurchased 1,233,300 and 1,713,200 shares at an aggregate cost of $53.5 million and $59.1 million, respectively. The timing and size of any future stock repurchases are subject to a variety of factors, including market conditions, stock prices and other cash requirements.

11.    EMPLOYEE BENEFIT PLANS

Defined Benefit Plans

        Edwards Lifesciences maintains defined benefit pension plans in Japan and in certain European countries. The Company suspended its defined benefit pension plan in Puerto Rico (the "Plan") such that effective December 31, 2003, employees ceased earning additional defined benefits for future services. To mitigate the Puerto Rico employees' reduced benefits from the Plan's suspension, the Company has increased its contributions to the Puerto Rico 1165(e) defined contribution plan.

        The Company uses a November 1 measurement date for its plans. Information regarding the Company's defined benefit pension plans in Puerto Rico, Japan and certain European countries is as follows (in millions):

	Years Ended December 31,
	2005	2004
Change in Benefit Obligations:
Beginning of year	$55.9	$45.9
Service cost	2.8	2.6
Interest cost	2.2	1.9
Participant contributions	0.2	0.2
Actuarial loss	1.0	4.8
Curtailment gain	(0.5)	—
Special termination benefits loss	0.7	—
Settlement	(2.9)	—
Benefits paid	(1.5)	(1.4)
Currency exchange rate changes and other	(4.1)	1.9

End of year	$53.8	$55.9

Change in Fair Value of Plan Assets:
Beginning of year	$34.6	$29.8
Actual return on plan assets	3.8	1.5
Employer contributions	2.9	3.6
Participant contributions	0.5	0.5
Settlement	(2.9)	—
Benefits paid	(1.5)	(1.4)
Currency exchange rate changes and other	(2.1)	1.0

End of year	$35.3	$35.0

Funded Status of Plans:
Funded status of plans	$(18.5)	$(20.9)
Unrecognized net transition obligation	0.4	0.6
Unrecognized net actuarial losses	9.5	12.3
Unrecognized prior service cost	(0.8)	(0.8)

Net liability on balance sheet	$(9.4)	$(8.8)

Net Liability on Balance Sheet Consists of:
Accrued benefit liability	$(13.2)	$(13.1)
Accumulated other comprehensive loss, net of tax	3.6	3.9
Deferred tax asset	0.2	0.4

Net liability on balance sheet	$(9.4)	$(8.8)

        The accumulated benefit obligation for all defined benefit pension plans was $47.4 million and $48.0 million at December 31, 2005 and 2004, respectively. For the years ended December 31, 2005 and 2004, the Company included $0.3 million in other comprehensive income arising from a decrease in the additional minimum pension liability and $3.3 million in other comprehensive income arising from an increase in the additional minimum pension liability, respectively.

        The projected benefit obligation, accumulated benefit obligation, and fair values of plan assets for pension plans with a projected benefit obligation in excess of plan assets and pension plans with accumulated benefit obligations in excess of plan assets at December 31, 2005 and 2004 were as follows:

	Projected Benefit Obligation in Excess of Plan Assets		Accumulated Benefit Obligation in Excess of Plan Assets
	2005	2004	2005	2004
Projected benefit obligation	$53.8	$55.9	$42.6	$55.9
Accumulated benefit obligation	47.4	48.0	39.8	48.0
Fair value of plan assets	35.3	35.0	27.1	35.0

        The components of net periodic benefit cost are as follows (in millions):

	Years Ended December 31,
	2005	2004	2003
Service cost	$2.8	$2.6	$3.3
Expected participant contributions	(0.2)	(0.2)	(0.2)
Interest cost	2.2	1.9	2.2
Expected return on plan assets	(2.0)	(1.9)	(1.6)
Settlement loss	0.4	—	1.9
Special termination benefits	0.7	—	—
Amortization of prior service cost and other	0.4	0.3	0.8

Net periodic pension benefits cost	$4.3	$2.7	$6.4

        The assumptions used to determine the benefit obligation as of the end of the year are used to determine the net periodic benefit costs for the following year. Significant assumptions used in determining the benefit obligations are summarized as follows (in weighted averages):

	Years Ended December 31,
	2005	2004	2003
Discount Rate	4.07%	4.07%	4.24%
Expected return on plan assets	6.17%	5.94%	6.19%
Rate of compensation increase	2.79%	2.97%	3.05%

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

        The actual weighted-average asset allocations at December 31, 2005 and 2004, by asset category, are as follows:

	Years Ended December 31,
	2005	2004
Equity securities	48.3%	47.9%
Debt securities	23.3%	23.3%
Other	28.4%	28.8%

Total	100.0%	100.0%

        The Company's investment strategy for plan assets is to seek a competitive rate of return relative to an appropriate level of risk and to earn performance rates of return in accordance with the benchmarks adopted for each asset class. Risk management practices include diversification across asset classes and investment styles, and periodic rebalancing toward asset allocation targets.

        The Company's corporate Administrative and Investment Committee decides the target allocation for the Puerto Rico defined benefit plan. The Administrative and Investment Committee decides on the defined benefit plan provider in all other locations and that provider decides the target allocation. The target asset allocation selected reflects a risk/return profile the Company feels is appropriate relative to the plans' liability structure and return goals. In certain plans, asset allocations may be governed by local requirements.

        Target weighted-average asset allocations at December 31, 2005, by asset category, are as follows:

2005
Equity securities	47.1%
Debt securities	23.3%
Other	29.6%

Total	100.0%

        The following benefit payments, which reflect expected future service, as appropriate, at December 31, 2005, are expected to be paid (in millions):

2006	$1.1
2007	1.1
2008	1.2
2009	1.3
2010	1.5
2011-2015	10.8

        As of December 31, 2005, expected employer contributions for fiscal 2006 are $2.3 million.

Defined Contribution Plans

        The Company's employees in the United States and Puerto Rico are eligible to participate in a qualified 401(k) and 1165(e) plan, respectively. In the United States, participants may contribute up to

25% of their annual compensation (subject to tax code limitation) to the plan. Edwards Lifesciences matches the first 3% of the participant's annual eligible compensation contributed to the plan on a dollar-for-dollar basis. Edwards Lifesciences matches the next 2% of the participant's annual eligible compensation to the plan on a 50% basis. In Puerto Rico, participants may contribute up to 10% of their annual compensation (subject to tax code limitation) to the plan. Edwards Lifesciences matches the first 6% of the participant's annual eligible compensation contributed to the plan on a 50% basis. Matching contributions relating to Edwards Lifesciences employees were $5.7 million, $5.2 million and $4.4 million in 2005, 2004 and 2003, respectively.

        The Company has a nonqualified deferred compensation plan for a select group of employees that provides the opportunity to defer a specified percentage of their cash compensation. Participants may elect to defer up to 100% of bonus and 25% of total annual compensation. The Company's obligations under this plan are unfunded. The amount accrued under this plan was $2.0 million and $1.5 million at December 31, 2005 and 2004, respectively.

        In 2001, the Company adopted a nonqualified option plan ("Executive Option Plan") for the benefit of the executive officers and other key employees. The Executive Option Plan permitted participants to receive options to purchase shares of mutual funds or common stock of the Company in lieu of all or a portion of their compensation (base salary and bonus) earned prior to January 1, 2005. The Company discontinued option grants under the Executive Option Plan and has adopted the Executive Deferred Compensation Plan to provide officers and other key employees the opportunity to defer compensation earned after December 31, 2004 to future dates specified by the participant with a return based on investment alternatives selected by the participant. The amounts accrued under these plans were $8.3 million at December 31, 2005 related to the Executive Deferred Compensation Plan and $5.8 million at December 31, 2004 related to the Executive Option Plan.

12.    RELATED PARTY TRANSACTIONS

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

13.    INTEREST EXPENSE, NET

	Years Ended December 31,
	2005	2004	2003
Interest expense	$12.3	$15.2	$14.2
Interest income	(2.6)	(1.0)	(1.0)

	$9.7	$14.2	$13.2

14.    OTHER (INCOME), NET

	Years Ended December 31,
	2005	2004	2003
Foreign exchange gain	$(2.1)	$(0.2)	$(10.6)
Accounts receivable securitization costs	1.7	1.0	0.8
Asset dispositions and write-downs	—	—	3.6
Other	0.2	(1.2)	1.5

	$(0.2)	$(0.4)	$(4.7)

15.    INCOME TAXES

        The Company's income (loss) before provision for income taxes was generated from United States and international operations as follows (in millions):

	Years Ended December 31,
	2005	2004	2003
United States	$(4.2)	$(74.2)	$0.7
International	120.9	104.3	92.1

	$116.7	$30.1	$92.8

        The provision (benefit) for income taxes consists of the following (in millions):

	Years Ended December 31,
	2005	2004	2003
Current
United States:
Federal	$28.3	$11.3	$—
State and local	3.8	1.3	0.2
International, including Puerto Rico	19.1	12.3	6.3

Current income tax expense	51.2	24.9	6.5

Deferred
United States:
Federal	(14.2)	(1.4)	4.4
State and local	(5.7)	(1.8)	(1.4)
International, including Puerto Rico	6.1	6.7	4.3

Deferred income tax expense (benefit)	(13.8)	3.5	7.3

Total income tax expense	$37.4	$28.4	$13.8

        The components of deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2005	2004
Deferred tax assets
Net operating loss carryforwards	$27.4	$25.3
Investments in unconsolidated affiliates	21.9	21.0
Compensation and benefits	18.6	14.3
Other intangible assets	18.9	22.8
Accrued liabilities	12.6	8.0
Tax credit carryforwards	9.9	16.3
Inventories	3.6	2.6
Allowance for doubtful accounts	2.8	3.7
Other	4.8	16.5

Total deferred tax assets	120.5	130.5

Deferred tax liabilities
Other intangible assets	(41.2)	(47.5)
Property, plant and equipment	(10.2)	(10.8)
Other	(4.8)	(2.6)

Total deferred tax liabilities	(56.2)	(60.9)

Valuation allowance	(25.2)	(26.2)

Net deferred tax assets	$39.1	$43.4

        At December 31, 2005, the Company had deferred tax assets of $120.5 million, partially offset by deferred tax liabilities of $56.2 million. The valuation allowance of $25.2 million as of December 31, 2005 reduces certain deferred tax assets to amounts that are more likely than not to be realized. This allowance primarily relates to the deferred tax assets established for impairment losses on certain investments and the net operating loss carryforwards of certain United States and non-United States subsidiaries.

        Deferred income taxes have not been provided on the undistributed earnings of the Company's foreign subsidiaries of approximately $116.4 million as of December 31, 2005, since these amounts are intended to be permanently reinvested in foreign operations. It is not practicable to calculate the deferred taxes associated with these earnings; however, foreign tax credits would likely be available to reduce federal income taxes in the event of distribution.

        As of December 31, 2005, the Company has approximately $8.2 million of United States federal and state net operating loss carryforwards that will begin to expire in 2010 if not utilized and

$65.8 million of non-United States tax net operating losses. Net operating loss carryforwards, and the related carryforward periods, at December 31, 2005, are summarized as follows (in millions):

	Net Operating Loss	Tax Benefit Amount	Carryforward Period Ends
United States federal and state net operating loss	$8.2	$3.5	2010-2023
Non-United States net operating losses	33.2	13.4	2006-2015
Non-United States net operating losses	32.6	10.5	Indefinite

Total	$74.0	$27.4

        A valuation allowance of $11.3 million has been provided for certain of the above carryforwards. This valuation allowance reduces the deferred tax asset related to net operating loss carryforwards of $27.4 million to an amount that is more likely than not to be realized.

        As part of the PVT acquisition in 2004, as discussed in Note 3, the Company acquired $7.5 million of federal and state net operating losses that the Company established a valuation allowance against. Upon future realization of this net operating loss, $3.0 million of the deferred tax asset will be credited directly to goodwill.

        A reconciliation of the United States federal statutory income tax rate to the Company's effective income tax rate is as follows (in millions):

	Years Ended December 31,
	2005	2004	2003
Income tax expense at U.S. federal statutory rate	$40.9	$10.5	$32.5
Foreign income tax at different rates	(14.3)	(22.5)	(11.9)
Deemed dividends, net of foreign tax credit	3.6	2.5	6.2
Tax credits, federal and state	(2.0)	(2.1)	(2.1)
(Benefit) from Brazil reorganization	—	—	(13.7)
State and local taxes, net of federal tax benefit	(1.0)	0.8	1.0
Valuation allowance for loss on investment	(6.2)	6.6	—
Nondeductible in-process research and development expenses	—	27.8	—
Taxes on repatriation under the American Jobs Creation Act of 2004	15.0	—	—
Other	1.4	4.8	1.8

Income tax expense	$37.4	$28.4	$13.8

        The American Jobs Creation Act of 2004 (the "Act") was signed into law in October 2004, and allowed companies to repatriate cash during 2004 and 2005 into the United States at a special, temporary effective tax rate of 5.25 percent. On September 13, 2005, the Board of Directors approved a plan for reinvestment and repatriation of specific foreign earnings under the Act. The Company repatriated $263.1 million in cash in 2005. The Company accrued $15.0 million for federal, state and foreign taxes attributable to the distribution from its foreign affiliates in 2005.

        Beginning in 2002 through 2005, the Company recorded other-than-temporary impairments and unrealized losses related to certain of its investments in unconsolidated affiliates. The tax benefits that result from reductions in the value of these investments are subject to the Company realizing sufficient capital gains with which to offset these capital losses. Due to the uncertainty of the Company realizing future capital gains, the Company has consistently recorded valuation allowances against these deferred tax assets as they have accumulated. As of the fourth quarter of 2005, deferred tax assets and corresponding valuation allowances of approximately $26.9 million had accumulated. During the fourth quarter of 2005, the Company realized a capital gain related to the sale of its vascular graft business (see Note 4) and anticipated a capital gain in January 2006 related to the settlement of the Medtronic litigation (see Note 16). These capital gains have allowed or will allow the Company to utilize the same amounts of the accumulated losses related to the depreciated investments. As a result, valuation allowances of $13.3 million were reversed, reducing income tax expense during the quarter.

        Of the $81.0 million charge for acquired in-process research and development related to the PVT acquisition in 2004, as discussed in Note 3, $1.7 million related to tax deductible payments to exercise certain licensing options pursuant to the stock purchase agreement. The remaining $79.3 million charge is non-deductible for income tax purposes.

        During 2003, the Company commenced a legal reorganization of its Brazil subsidiary to enhance its ability to conduct business in Brazil. Since being acquired a number of years ago, this subsidiary had incurred net operating losses due primarily to the devaluation of the local currency and interest expense incurred on inter-company debt. In addition, the reorganization allowed the Company to recognize the accumulated losses and inter-company debt write-off under United States tax law, resulting in federal and state tax benefits of $13.7 million.

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

16.    LEGAL PROCEEDINGS

        On June 29, 2000, Edwards Lifesciences filed a lawsuit against St. Jude Medical, Inc. alleging infringement of several Edwards Lifesciences United States patents. This lawsuit was filed in the United States District Court for the Central District of California, seeking monetary damages and injunctive relief. Pursuant to the terms of a January 7, 2005 settlement agreement, Edwards Lifesciences was paid $5.5 million by St. Jude, Edwards Lifesciences granted St. Jude a paid-up license for certain of its heart valve therapy products and the lawsuit was dismissed. This settlement resulted in a net gain of $0.2 million for the amount of the license payment received from St. Jude net of capitalized patent enforcement costs.

        On August 18, 2003, Edwards Lifesciences filed a lawsuit against Medtronic, Inc. and its affiliate, Medtronic Vascular, Inc. (collectively, "Medtronic"), Cook, Inc. and W.L. Gore & Associates alleging infringement of a patent exclusively licensed to the Company. The lawsuit was filed in the United States District Court for the Northern District of California, seeking monetary damages and injunctive relief. On September 2, 2003, a second patent exclusively licensed to the Company was added to the lawsuit. As announced on January 23, 2006, Edwards Lifesciences settled this litigation with Medtronic. In exchange for a cash payment of $37.5 million from Medtronic to Edwards Lifesciences and

Australian-based Endogad Research Pty. Ltd. (the company formed by the clinician-inventors of the patents), Medtronic was granted nonexclusive licenses to the patents involved in the litigation, as well as to certain other related patents. The Company recorded a gain of $20.2 million in January 2006, which consists of the $37.5 million cash offset by the settlement paid to Endogad, capitalized patent enforcement costs of $2.9 million and current legal fees. Edwards Lifesciences remains in litigation with Cook, Inc. and W. L. Gore & Associates, each of which has answered and asserted various affirmative defenses and counterclaims.

        In addition, Edwards Lifesciences is or may be a party to, or may be otherwise responsible for, pending or threatened lawsuits related primarily to products and services currently or formerly manufactured or performed, as applicable, by Edwards Lifesciences. Such cases and claims raise difficult and complex factual and legal issues and are subject to many uncertainties and complexities, including, but not limited to, the facts and circumstances of each particular case or claim, the jurisdiction in which each suit is brought, and differences in applicable law. Upon resolution of any such legal matter or other claims, Edwards Lifesciences may incur charges in excess of established reserves. While any such charge could have a material adverse impact on Edwards Lifesciences' net income or cash flows in the period in which it is recorded or paid, management does not believe that any such charge relating to any currently pending lawsuit would have a material adverse effect on Edwards Lifesciences' financial position, results of operations or liquidity.

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

17.    SEGMENT INFORMATION

        Edwards Lifesciences conducts operations worldwide and is managed in four geographical regions: North America, Europe, Japan and Intercontinental. The North America region includes the United States and Canada. The Intercontinental region covers primarily Latin America, Asia and the rest of the world (excluding North America, Europe and Japan). All regions sell products that are used to treat advanced cardiovascular disease. In December 2005, based on continuing changes in how certain financial information is used to assess performance and allocated resources, Edwards Lifesciences determined that its four geographic regions are reportable segments as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." To facilitate the comparison of current year segment results to that of prior years, segment disclosures for fiscal years 2004 and 2003 have been included to reflect these changes.

        The Company evaluates the performance of its segments based on net sales and income before provision for income taxes ("pre-tax income"). The accounting policies of the segments are substantially the same as those described in Note 2, Summary of Significant Accounting Policies. Net sales and pre-tax income of reportable segments are based on internally derived standard foreign exchange rates, which may differ from year to year, and do not include inter-segment profits. Because of the interdependence of the reportable segments, the operating profit as presented may not be representative of the geographical distribution that would occur if the segments were not interdependent.

        Certain items are maintained at the corporate level and are not allocated to the segments. The non-allocated items include most of the Company's amortization expense, net interest expense, global marketing expenses, corporate research and development expenses, United States manufacturing variances, corporate headquarters costs, special charges (such as in-process research and development and special charges, net) foreign currency and interest rate hedging activities and certain litigation costs. Although most of the Company's depreciation expense is included in segment pre-tax income, due to the Company's methodology for cost build-up it is impractical to determine the amount of depreciation expense included in each segment. The Company neither discretely allocates assets to its operating segments, nor evaluates the operating segments using discrete asset information.

        The table below presents information about Edwards Lifesciences' reportable segments (in millions):

	Years Ended December 31,
	2005	2004	2003
Net Sales
North America	$472.9	$430.7	$396.5
Europe	199.2	184.2	176.8
Japan	185.4	194.2	209.4
Intercontinental	93.0	75.5	67.3

Total segment net sales	$950.5	$884.6	$850.0

Pre-Tax Income
North America	$252.4	$214.3	$198.3
Europe	45.3	38.7	27.7
Japan	65.4	66.9	75.1
Intercontinental	12.7	9.7	9.0

Total pre-tax income	$375.8	$329.6	$310.1

        The table below presents reconciliations of segment net sales to consolidated net sales and segment pre-tax income to consolidated pre-tax income (in millions):

	Years Ended December 31,
	2005	2004	2003
Net Sales Reconciliation
Segment net sales	$950.5	$884.6	$850.0
Foreign currency	47.4	46.9	10.5

Consolidated net sales	$997.9	$931.5	$860.5

Pre-tax Income Reconciliation
Segment pre-tax income	$375.8	$329.6	$310.1
Unallocated amounts:
Corporate items	(220.8)	(180.7)	(161.6)
Special charges	(49.4)	(110.5)	(37.1)
Interest expense, net	(9.7)	(14.2)	(13.2)
Foreign currency	20.8	5.9	(5.4)

Consolidated pre-tax income	$116.7	$30.1	$92.8

Enterprise-Wide Information

        Enterprise-wide information is based on foreign exchange rates used in the Company's consolidated financial statements.

	As of or for the years ended December 31,
	2005	2004	2003
	(in millions)
Net Sales by Geographic Area
United States	$455.9	$416.5	$384.3
Other countries	542.0	515.0	476.2

	$997.9	$931.5	$860.5

Net Sales by Major Product and Service Area
Heart Valve Therapy	$469.3	$419.2	$366.4
Critical Care	324.1	302.3	278.8
Cardiac Surgery Systems	104.6	107.3	115.0
Vascular	66.1	60.1	55.9
Other Distributed Products	33.8	42.6	44.4

	$997.9	$931.5	$860.5

Long-Lived Tangible Assets by Geographic Area
United States	$158.2	$172.8
Other countries	69.8	59.8

	$228.0	$232.6

18.    QUARTERLY FINANCIAL RESULTS AND MARKET FOR THE COMPANY'S STOCK (UNAUDITED)

Years ended December 31,	First quarter	Second quarter	Third quarter	Fourth quarter	Total year
	(in millions, except per share data)
2005
Net sales	$249.1	$258.2	$240.9	$249.7	$997.9
Gross profit	152.9	160.3	150.0	160.1	623.3
Net income (loss)(a)	31.2	13.9	(4.4)	38.6	79.3
(Loss) earnings per common share(a):
Basic	0.52	0.23	(0.07)	0.65	1.33
Diluted	0.50	0.22	(0.07)	0.61	1.27
Market price:
High	44.28	46.76	46.25	44.32	46.76
Low	39.47	41.85	40.65	39.85	39.47
2004
Net sales	$235.0	$234.6	$224.8	$237.1	$931.5
Gross profit	136.3	142.2	136.9	145.9	561.3
Net income (loss)(b)	(62.1)	25.5	12.4	25.9	1.7
(Loss) earnings per common share(b):
Basic	(1.04)	0.43	0.21	0.44	0.03
Diluted	(1.04)	0.41	0.20	0.42	0.03
Market price
High	35.52	36.58	36.52	42.26	42.26
Low	29.61	31.88	32.77	32.60	29.61

(a)
The second quarter 2005 includes a $22.8 million charge related to the restructuring of development and supply agreements with 3F Therapeutics, Inc. The third quarter 2005 includes a $15.0 million charitable fund contribution and an $8.9 million investment impairment.

(b)
The first quarter 2004 includes an $81.0 million pretax purchased in-process research and development charge related to the Percutaneous Valve Technologies, Inc. acquisition. The third quarter 2004 includes a $12.3 million pretax purchased in-process research and development charge related to the acquisition of technology and intellectual property from ev3, Inc.

EDWARDS LIFESCIENCES CORPORATION
VALUATION AND QUALIFYING ACCOUNTS (in millions)

		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions from reserves	Balance at end of period
Year ended December 31, 2005
Allowance for doubtful accounts(b)	$5.2	$1.6	$(0.2)	$(1.2)	$5.4
Inventory reserves(a)	15.5	7.1	(0.2)	(10.1)	12.3
Litigation reserves(c)	2.0	2.4	—	(1.7)	2.7
Year ended December 31, 2004
Allowance for doubtful accounts(b)	$6.5	$5.0	$0.3	$(6.6)	$5.2
Inventory reserves(a)	8.5	10.5	0.1	(3.6)	15.5
Litigation reserves(c)	2.0	1.0	—	(1.0)	2.0
Year ended December 31, 2003
Allowance for doubtful accounts(b)	$6.8	$2.4	$1.0	$(3.7)	$6.5
Inventory reserves(a)	9.6	3.9	—	(5.0)	8.5
Litigation reserves(c)	4.1	1.1	—	(3.2)	2.0

(a)
Inventory reserves result from inventory which is obsolete, is nearing its expiration date (generally triggered at six months prior to expiration), or is damaged or slow moving (defined as quantities in excess of a two year supply).

(b)
The deductions related to allowances for doubtful accounts and returns represent accounts receivable which are written off and product which is returned from customers. The deductions related to inventory reserves represent inventory that is disposed of or sold as part of a business transaction.

(c)
The deductions related to litigation reserves represent settlements of litigation and reduced estimates of anticipated settlements.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        Evaluation of Disclosure Controls and Procedures—The Company's management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2005.

        Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        Management's Report on Internal Control Over Financial Reporting—The Company's management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company

conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control—Integrated Framework, the Company's management concluded that its internal control over financial reporting was effective as of December 31, 2005. Management's assessment of the effectiveness of its internal control over financial reporting as of December 31, 2005, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

        Changes in Internal Control Over Financial Reporting—There have been no changes in the Company's internal controls over financial reporting that were identified during the evaluation that occurred during the Company's fourth fiscal quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        This information required by this Item is set forth under the headings "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Executive Officers of Edwards Lifesciences" in the definitive proxy materials to be filed in connection with its 2006 Annual Meeting of Stockholders (the "Proxy Statement") (which Proxy Statement will be filed with the Securities and Exchange Commission on or before April 21, 2006). The information required by this Item to be contained in the Proxy Statement is incorporated herein by reference.

        The Company has adopted a code of ethics, Edwards' Global Business Practice Standards, that applies to its principal executive officer, principal financial and accounting officer and controller. The Global Business Practice Standards are posted on the Company's Web site, the address of which is www.edwards.com. The Company intends to include on its Web site any amendments to, or waivers from, a provision of its Global Business Practice Standards that applies to the Company's principal executive officer, principal financial officer or controller, and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K.

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
3.2
Amended and Restated Bylaws of Edwards Lifesciences Corporation (incorporated by reference to Exhibit 3.2 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2004, under the Securities Exchange Act of 1934)
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
4.4
Rights Agreement, dated as of March 31, 2000 (incorporated by reference to Exhibit 4.3 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended March 31, 2003, under the Securities Exchange Act of 1934)
10.1
Form of Tax Sharing Agreement between Edwards Lifesciences Corporation and Baxter International Inc. (incorporated by reference to Exhibit 10.2 in Edwards Lifesciences' Registration Statement on Form 10 (File No. 001-15525))
10.2
Supplemental Reorganization Agreement and Amendment to Tax Sharing Agreement, dated as of July 25, 2002, by and between Baxter International Inc. and Edwards Lifesciences Corporation (incorporated by reference to Exhibit 10.34 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended September 30, 2002, under the Securities Exchange Act of 1934)
*10.3
Form of Edwards Lifesciences Corporation Change in Control Severance Agreement (incorporated by reference to Exhibit 10.4 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2000, under the Securities Exchange Act of 1934)
*10.4
Employment Agreement for Michael A. Mussallem (incorporated by reference to Exhibit 10.5 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2000, under the Securities Exchange Act of 1934)
*10.5
Promissory Note Secured by Deed of Trust for Michael A. Mussallem dated December 11, 2001 (incorporated by reference to Exhibit 10.6 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2001, under the Securities Exchange Act of 1934)

*10.6
Form of Employment Agreement (incorporated by reference to Exhibit 10.8 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended March 31, 2003, under the Securities Exchange Act of 1934)
10.7
Five Year Credit Agreement dated as of June 28, 2004, among Edwards Lifesciences Corporation, as Borrower; the lenders party thereto; JP Morgan Chase Bank as Administrative Agent; J.P. Morgan Europe Limited as London Agent; Mizuho Corporate Bank, Limited as Tokyo Agent; Bank of America, N.A. as Syndication Agent; and The Bank of Tokyo-Mitsubishi, Ltd., Mizuho Corporate Bank, Limited, Suntrust Bank, Wachovia Bank, N.A., as Documentation Agents (incorporated by reference to Exhibit 10.1 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended June 30, 2004, under the Securities Exchange Act of 1934)
*10.8
First Amendment dated as of September 29, 2005, among Edwards Lifesciences Corporation, the Lenders described therein, and JP Morgan Chase Bank, N.A., as Administrative Agent for the Lenders (incorporated by reference to Exhibit 10.1 in Edwards Lifesciences' report on Form 8-K filed on September 30, 2005, under the Securities Exchange Act of 1934)
*10.9
Edwards Lifesciences Corporation Severance Pay Plan (incorporated by reference to Exhibit 10.21 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended March 31, 2000, under the Securities Exchange Act of 1934)
*10.10
Edwards Lifesciences Corporation Executive Option Plan (incorporated by reference to Exhibit 10.6 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended March 31, 2003, under the Securities Exchange Act of 1934)
*10.11
Edwards Lifesciences Corporation Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 in Edwards Lifesciences' report on Form 8-K filed on December 27, 2004, under the Securities Exchange Act of 1934)
*10.12	Edwards Lifesciences Corporation of Puerto Rico Savings and Investment Plan (incorporated by reference to Exhibit 4.3 in Edwards Lifesciences' Registration Statement on Form S-8 (File No. 333-40434))
10.13	Edwards Lifesciences Corporation 401(k) Savings and Investment Plan (incorporated by reference to Exhibit 4.3 in Edwards Lifesciences' Registration Statement on Form S-8 (File No. 333-33056))
10.14
Receivables Purchase Agreement, dated as of December 21, 2000, by and among Edwards Lifesciences Financing LLC, a Delaware limited liability company, Edwards Lifesciences LLC, a Delaware limited liability company, Blue Ridge Asset Funding Corporation, a Delaware corporation, and Wachovia Bank, N.A. (incorporated by reference to Exhibit 10.38 in Edwards Lifesciences' report on Form 10- K for the fiscal year ended December 31, 2002, under the Securities Exchange Act of 1934)
10.15
Amendment No. 1 to Receivables Purchase Agreement, dated as of February 1, 2001, by and among Edwards Lifesciences Financing LLC, a Delaware limited liability company, Edwards Lifesciences LLC, a Delaware limited liability company, Blue Ridge Asset Funding Corporation, a Delaware corporation, and Wachovia Bank, N.A. (incorporated by reference to Exhibit 10.39 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2002, under the Securities Exchange Act of 1934)

10.16
Second Amendment to Receivables Purchase Agreement, dated as of September 20, 2001, by and among Edwards Lifesciences Financing LLC, a Delaware limited liability company, Edwards Lifesciences LLC, a Delaware limited liability company, Blue Ridge Asset Funding Corporation, a Delaware corporation, the Liquidity Banks and Wachovia Bank, N.A. (incorporated by reference to Exhibit 10.40 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2002, under the Securities Exchange Act of 1934)
10.17
Third Amendment to Receivables Purchase Agreement, dated as of March 8, 2002, by and among Edwards Lifesciences Financing LLC, a Delaware limited liability company, Edwards Lifesciences LLC, a Delaware limited liability company, Blue Ridge Asset Funding Corporation, a Delaware corporation, the Liquidity Banks and Wachovia Bank, N.A. (incorporated by reference to Exhibit 10.41 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2002, under the Securities Exchange Act of 1934)
10.18
Fourth Amendment to Receivables Purchase Agreement, dated as of December 23, 2002, by and among Edwards Lifesciences Financing LLC, a Delaware limited liability company, Edwards Lifesciences LLC, a Delaware limited liability company, Blue Ridge Asset Funding Corporation, a Delaware corporation, the Liquidity Banks and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.17 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2004, under the Securities Exchange Act of 1934)
10.19
Forbearance Agreement and Fifth Amendment to Receivables Purchase Agreement, dated as of March 3, 2004, by and among Edwards Lifesciences Financing LLC, a Delaware limited liability company, Edwards Lifesciences LLC, a Delaware limited liability company, Blue Ridge Asset Funding Corporation, a Delaware corporation, the Liquidity Banks and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.18 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2004, under the Securities Exchange Act of 1934)
10.20
Sixth Amendment to Receivables Purchase Agreement, dated as of December 20, 2004, by and among Edwards Lifesciences Financing LLC, a Delaware limited liability company, Edwards Lifesciences LLC, a Delaware limited liability company, Blue Ridge Asset Funding Corporation, a Delaware corporation, the Liquidity Banks and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.19 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2004, under the Securities Exchange Act of 1934)
10.21
Seventh Amendment to Receivables Purchase Agreement, dated as of September 17, 2005, by and among Edwards Lifesciences Financing LLC, a Delaware limited liability company, Edwards Lifesciences LLC, a Delaware limited liability company, Blue Ridge Asset Funding Corporation, a Delaware corporation, The Liquidity Banks and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.2 in Edwards Lifesciences' report on Form 8-K filed on September 30, 2005 under the Securities Exchange Act of 1934)
*10.22
Receivables Purchase Agreement, dated December 4, 2002, by and among Edwards Lifesciences Limited, a Japanese corporation, Apreco, Inc., a Delaware corporation, and Citilease Company Limited, a Japanese corporation (incorporated by reference to Exhibit 10.42 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2002, under the Securities Exchange Act of 1934)

10.23	Memorandum, dated December 3, 2005, by and among Edwards Lifesciences Limited, a Japanese corporation, Apreco, Inc., a Delaware corporation, and Citilease Company Limited, a Japanese corporation
*10.24
Long-Term Stock Incentive Compensation Program (as amended and restated as of February 20, 2003) (incorporated by reference to Exhibit 10.3 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended March 31, 2003, under the Securities Exchange Act of 1934)
10.25
Nonemployee Directors Stock Incentive Program (amended and restated as of March 4, 2005) (incorporated by reference to Exhibit 10.22 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2004, under the Securities Exchange Act of 1934)
*10.26
Agreement between Edwards Lifesciences Corporation and J. Randall Nelson, dated December 2003 (incorporated by reference to Exhibit 10.22 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2003, under the Securities Exchange Act of 1934)
*10.27	2001 Employee Stock Purchase Plan for United States Employees (as amended and restated on September 13, 2005)
*10.28	2001 Employee Stock Purchase Plan for International Employees (as amended and restated on September 13, 2005)
*10.29
Edwards Lifesciences Corporation Incentive Plan Guidelines (incorporated by reference to Exhibit 10.26 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2004, under the Securities Exchange Act of 1934)
*10.30
Edwards Lifesciences Corporation Officer Perquisite Program Guidelines (incorporated by reference to Exhibit 10.27 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2004, under the Securities Exchange Act of 1934)
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

EDWARDS LIFESCIENCES CORPORATION
March 6, 2006	By:	/s/ MICHAEL A. MUSSALLEM Michael A. Mussallem Chairman of the Board and Chief Executive Officer

        We, the undersigned officers and directors of Edwards Lifesciences Corporation, hereby severally constitute and appoint Jay P. Wertheim and Bruce P. Garren, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, all amendments to this Annual Report on Form 10-K, and generally to do all things in our names and on our behalf in such capacities to enable Edwards Lifesciences Corporation to comply with the provisions of the Securities Act of 1934, as amended, and all requirements of the Securities and Exchange Commission. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL A. MUSSALLEM Michael A. Mussallem	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 6, 2006
/s/ THOMAS M. ABATE Thomas M. Abate	Corporate Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 6, 2006
/s/ MIKE R. BOWLIN Mike R. Bowlin	Director	March 6, 2006
/s/ JOHN T. CARDIS John T. Cardis	Director	March 6, 2006
/s/ ROBERT A. INGRAM Robert A. Ingram	Director	March 3, 2006
/s/ VERNON R. LOUCKS JR. Vernon R. Loucks Jr.	Director	March 6, 2006
/s/ BARBARA J. MCNEIL Barbara J. McNeil, M.D., Ph.D.	Director	March 2, 2006
/s/ PHILIP M. NEAL Philip M. Neal	Director	March 3, 2006
/s/ DAVID E.I. PYOTT David E.I. Pyott	Director	March 2, 2006

QuickLinks

EDWARDS LIFESCIENCES CORPORATION Form 10-K Annual Report—2005 Table of Contents
PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Overview
  Results of Operations
  Item 7A. Quantitative and Qualitative Disclosure About Market Risk
  Item 8. Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE DECEMBER 31, 2005
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