Form 10-Q
period 2006-03-31
EDWARDS LIFESCIENCES CORP
filed 2006-05-10
CIK 1099800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

The number of shares outstanding of the registrant’s common stock, $1.00 par value, as of April 30, 2006, was 58,949,004.

EDWARDS LIFESCIENCES CORPORATION

FORM 10-Q

For the quarterly period ended March 31, 2006

Part I. Financial Information

Item 1.   Financial Statements

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(in millions, except par value; unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets
Cash and cash equivalents	$189.2	$178.6
Accounts and other receivables, net of allowances of $5.4 and $5.4, respectively	122.8	118.5
Inventories	135.0	131.5
Deferred income taxes	24.7	27.6
Prepaid expenses and other current assets	54.4	58.0
Total current assets	526.1	514.2
Property, plant and equipment, net	199.2	201.9
Goodwill	337.7	337.7
Other intangible assets, net	133.3	137.7
Investments in unconsolidated affiliates	14.0	10.7
Deferred income taxes	13.7	11.5
Other assets	15.5	15.4
	$1,239.5	$1,229.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$196.5	$194.2
Long-term debt	288.8	316.1
Other long-term liabilities	30.7	28.8
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, $1.00 par value, 350.0 shares authorized, 65.9 and 65.6 shares issued, 59.2 and 59.6 shares outstanding at March 31, 2006 and December 31, 2005, respectively	65.9	65.6
Additional contributed capital	550.8	536.7
Retained earnings	349.3	303.4
Accumulated other comprehensive loss	(19.6)	(22.2)
Treasury stock, at cost, 6.7 and 6.0 shares at March 31, 2006 and December 31, 2005, respectively	(222.9)	(193.5)
Total stockholders’ equity	723.5	690.0
	$1,239.5	$1,229.1

The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in millions, except per share information; unaudited)

	Three Months Ended March 31,
	2006	2005
Net sales	$256.7	$249.1
Cost of goods sold	93.1	96.2
Gross profit	163.6	152.9
Selling, general and administrative expenses	92.2	85.6
Research and development expenses	27.2	25.0
Special gains, net of charges (Note 2)	(23.8)	(2.0)
Interest expense, net	0.9	2.8
Other expense (income), net	0.7	(1.1)
Income before provision for income taxes	66.4	42.6
Provision for income taxes	20.5	11.4
Net income	$45.9	$31.2
Share information (Note 9):
Earnings per share:
Basic	$0.77	$0.52
Diluted	$0.73	$0.50
Weighted average number of common shares outstanding:
Basic	59.3	59.5
Diluted	64.6	64.9

The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities
Net income	$45.9	$31.2
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	14.2	13.6
Stock-based compensation (Notes 1 and 6)	5.8	—
Deferred income taxes	2.7	3.6
Special gains (charges)	—	(4.4)
Other	(1.4)	8.7
Changes in operating assets and liabilities:
Accounts and other receivables, net	2.1	(13.3)
Accounts receivable securitization, net	(4.3)	(7.5)
Inventories	(2.5)	(2.0)
Accounts payable and accrued liabilities	(4.7)	(6.2)
Prepaid expenses	(2.0)	(1.9)
Other	5.2	(0.9)
Net cash provided by operating activities	61.0	20.9
Cash flows from investing activities
Capital expenditures	(8.0)	(6.0)
Investments in intangible assets	(2.1)	(0.7)
Investments in unconsolidated affiliates	(0.7)	(0.1)
Proceeds from sale of businesses	5.7	9.2
Proceeds from asset dispositions	—	0.4
Net cash provided by (used in) investing activities	(5.1)	2.8
Cash flows from financing activities
Proceeds from issuance of long-term debt	12.8	64.6
Payments on long-term debt	(40.7)	(53.8)
Purchases of treasury stock	(29.4)	(12.5)
Proceeds from stock plans	7.7	6.6
Excess tax benefit from stock plans (Notes 1 and 6)	0.6	—
Other	4.0	(2.8)
Net cash provided by (used in) financing activities	(45.0)	2.1
Effect of currency exchange rate changes on cash and cash equivalents	(0.3)	(2.1)
Net increase in cash and cash equivalents	10.6	23.7
Cash and cash equivalents at beginning of period	178.6	48.9
Cash and cash equivalents at end of period	$189.2	$72.6

The accompanying notes are an integral part of these
consolidated condensed financial statements.

Edwards Lifesciences Corporation
Notes to Consolidated Condensed Financial Statements
March 31, 2006
(unaudited)

1.  BASIS OF PRESENTATION

These interim consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

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

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all stock-based awards based on estimated fair values. Stock-based awards consist of stock options, restricted stock units and employee stock purchase subscriptions. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period (vesting period). The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation expense for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation expense, adjusted for estimated forfeitures, determined in the pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Upon exercise of stock options or vesting of restricted stock units, the Company issues common stock. The Company elected the modified-prospective method of transition, under which prior periods are not revised for comparative purposes.

Upon adoption of SFAS 123R, the Company changed its method of attributing the value of restricted stock unit awards from the graded vesting attribution method to the straight-line attribution method. Compensation expense for all restricted stock unit awards granted on or prior to adoption will continue to be recognized using the graded vesting attribution method while compensation expense for all restricted stock units granted subsequent to the adoption is recognized using the straight-line attribution method. Stock-based compensation expense related to stock options will continue to be recognized using the straight-line attribution method. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to the adoption of SFAS 123R, the Company accounted for forfeitures as they occurred.

Total stock-based compensation expense recognized under SFAS 123R for the three months ended March 31, 2006 was $5.8 million, which was included in (a) cost of sales, (b) selling, general and administrative expenses and (c) research and development expenses in the amounts of $0.8 million,

Edwards Lifesciences Corporation
Notes to Consolidated Condensed Financial Statements (Continued)
March 31, 2006
(unaudited)

1.  BASIS OF PRESENTATION (Continued)

$4.0 million, and $1.0 million, respectively. Prior to the adoption of SFAS 123R, the Company accounted for employee stock-based compensation plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in SFAS 123. As a result of adopting SFAS 123R, the Company’s income before provision for income taxes and net income for the three months ended March 31, 2006 were $4.5 million and $3.3 million lower, respectively, than if the Company had continued to account for stock-based compensation under APB 25. Basic and diluted net income per share for the three months ended March 31, 2006 were $0.06 and $0.05 lower, respectively, than if the Company had continued to account for stock-based compensation under APB 25. Prior to the adoption of SFAS 123R, benefits of tax deductions in excess of recognized compensation expense were reported as operating cash flows. SFAS 123R requires that they be recorded as a financing cash inflow rather than as a reduction of taxes paid. For the three months ended March 31, 2006, $0.6 million of excess tax benefits have been classified as a financing cash inflow.

Prior to the second quarter of 2005, the Company did not issue significant amounts of restricted stock units to employees, therefore, the compensation expense recognized related to restricted stock units issued to employees for the three months ended March 31, 2005 was immaterial. The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2005 as if the Company had applied the fair value recognition provision of SFAS 123 to stock-based compensation (in millions, except per share amounts):

Net income, as reported	$31.2
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(4.0)
Pro forma net income	$27.2
Earnings per basic share:
Reported net income	$0.52
Pro forma net income	$0.46
Earnings per diluted share:
Reported net income	$0.50
Pro forma net income	$0.43

The fair value of each option award and employee stock purchase subscription is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. The risk-free interest rate is estimated using the U.S. Treasury yield curve, and is based on the expected term of the option. Prior to adoption of SFAS 123R, the Company based the expected volatility on historical stock prices. As a result of the adoption of SFAS 123R, the Company changed its methodology of estimating expected volatility to be based on the historical-implied volatility of publicly traded options of its common stock with a term of one year or greater. The expected term of awards granted is estimated from the vesting period of the award, as well as historical exercise behavior, and represents the period of time that awards granted are expected to be outstanding. The Company uses historical data to estimate forfeitures and has estimated an annual forfeiture rate of 4%.

Edwards Lifesciences Corporation
Notes to Consolidated Condensed Financial Statements (Continued)
March 31, 2006
(unaudited)

1.  BASIS OF PRESENTATION (Continued)

The Black-Scholes option pricing model was used with the following weighted-average assumptions for options granted during the following periods:

	Three Months Ended March 31,
	2006	2005
Risk-free interest rate	4.6%	3.8%
Expected dividend yield	None	None
Expected volatility	22.6%	31.0%
Expected term (years)	4.8	4.0
Fair value	$12.46	$12.84

The Black-Scholes option pricing model was used with the following weighted-average assumptions for employee stock purchase subscriptions granted during the following periods:

	Three Months Ended March 31,
	2006	2005
Risk-free interest rate	4.3%	3.0%
Expected dividend yield	None	None
Expected volatility	28.6%	22.7%
Expected term (years)	0.9	1.1
Fair value	$11.01	$11.59

Upon retirement, the equity plan documents allow an employee to retain vesting of restricted stock units and accelerate vesting of stock options, however, the exercisability of the options remain subject to the original exercise schedule. The FASB clarified in SFAS 123R that the fair value of such awards should be expensed based on an accelerated vesting schedule or immediately, rather than ratably over the vesting period stated in the grant. Prior to adoption of SFAS 123R, the Company’s pro forma disclosure reflected the expense of options and restricted stock units ratably over the stated vesting period, expensing all unvested shares upon actual retirement. Upon adoption of SFAS 123R, the Company began applying the accelerated vesting schedule to all grants to employees that meet the retirement eligibility criteria for accelerated vesting upon retirement. Had the Company been accounting for such stock options and restricted stock units using the accelerated vesting schedule for those employees eligible for accelerated vesting upon retirement, the Company would have recognized an immaterial amount of additional stock-based compensation expense in the pro forma disclosure for the three months ended March 31, 2006 and 2005.

Edwards Lifesciences Corporation
Notes to Consolidated Condensed Financial Statements (Continued)
March 31, 2006
(unaudited)

2.  SPECIAL GAINS, NET OF CHARGES

	Three Months Ended March 31,
	2006	2005
Gain on patent dispute settlement	$(20.2)	$—
Gain on sale of businesses	(5.7)	(7.7)
Realignment expenses, net	2.1	5.7
Special gains, net of charges	$(23.8)	$(2.0)

In January 2006, the Company recorded a patent dispute settlement gain of $20.2 million, which consisted of a net payment of $23.8 million received from Medtronic, Inc., offset by patent enforcement costs. See Note 7 for additional information.

In January 2005, the Company announced that it was realigning its business in Japan as part of the Company’s continued efforts to focus on its core cardiovascular businesses. The Company sold its perfusion products business in Japan to Terumo Corporation for cash consideration of $14.9 million, of which $9.2 million was received in January 2005 and $5.7 million was received in March 2006. In addition, the Company exited its pacemaker distribution business in Japan and restructured its Japanese operations. These transactions resulted in a net $2.0 million pre-tax special gain for the three months ended March 31, 2005, consisting of a gain on the sale of the Company’s Japan perfusion products business of $7.7 million, offset by a $5.7 million charge relating to the realignment of its operations, primarily related to severance costs. As of March 31, 2006, severance costs of $3.7 million had been paid.

Realignment expenses of $2.1 million were recorded in the first quarter of 2006, representing primarily severance expenses associated with the planned closure of a manufacturing facility in Japan (impacting 92 employees). As of March 31, 2006, no severance payments had been made related to these actions. The realignment expenses are net of a $0.4 million reversal of previously accrued severance costs mentioned above.

3.  INVENTORIES

Inventories consisted of the following (in millions):

	March 31, 2006	December 31, 2005
Raw materials	$27.4	$25.6
Work in process	22.8	17.8
Finished products	84.8	88.1
	$135.0	$131.5

Edwards Lifesciences Corporation
Notes to Consolidated Condensed Financial Statements (Continued)
March 31, 2006
(unaudited)

4.  OTHER INTANGIBLE ASSETS

Other intangible assets subject to amortization consisted of the following (in millions):

March 31, 2006	Patents	Unpatented Technology	Other	Total
Cost	$193.6	$36.4	$24.2	$254.2
Accumulated amortization	(93.5)	(23.7)	(3.7)	(120.9)
Net carrying value	$100.1	$12.7	$20.5	$133.3
December 31, 2005
Cost	$195.7	$36.4	$22.2	$254.3
Accumulated amortization	(90.1)	(23.1)	(3.4)	(116.6)
Net carrying value	$105.6	$13.3	$18.8	$137.7

During the three months ended March 31, 2006, in connection with the favorable settlement of patent litigation with Medtronic, Inc. (see Note 7), the Company wrote off $2.9 million of capitalized legal costs as an offset against the gain.

Amortization expense related to other intangible assets was $4.4 million and $4.2 million for the quarters ended March 31, 2006 and 2005, respectively. Estimated amortization expense for each of the years ending December 31 is as follows (in millions):

2006	$18.1
2007	18.2
2008	18.2
2009	17.0
2010	13.9

5.  DEFINED BENEFIT PLANS

The components of net periodic benefit costs for the three months ended March 31, 2006 and 2005 are as follows (in millions):

	Three Months Ended March 31,
	2006	2005
Service cost	$0.7	$0.8
Expected employee contributions	(0.1)	(0.1)
Interest cost	0.5	0.6
Expected return on plan assets	(0.5)	(0.5)
Amortization of prior service cost and other	0.1	0.1
Net periodic pension benefit cost	$0.7	$0.9

Edwards Lifesciences Corporation
Notes to Consolidated Condensed Financial Statements (Continued)
March 31, 2006
(unaudited)

6.  STOCK-BASED COMPENSATION

The Edwards Lifesciences Corporation Long-Term Stock Incentive Compensation Program (the “Program”) provides for the grant of incentive and non-qualified stock options, restricted stock and restricted stock units for eligible employees and contractors of the Company. Under the Program, these grants are awarded at a price equal to the fair market value at the date of grant based upon the closing price on the date immediately preceding the grant date. Options to purchase shares of the Company’s common stock granted under the Program generally vest over predetermined periods between three to four years and expire seven years after the date of grant. Restricted stock units of the Company’s common stock granted under the Program generally vest over predetermined periods ranging from two to five years after the date of grant. The number of shares of common stock available for issuance under the Program is 16.9 million shares. No more than 1.0 million shares reserved for issuance shall be granted in the form of restricted stock or restricted stock units.

The Company also maintains the Nonemployee Directors Stock Incentive Compensation Program (the “Nonemployee Directors Program”). Under the Nonemployee Directors Program, each nonemployee director annually receives up to 10,000 stock options or 4,000 restricted stock units of the Company’s common stock, or a combination thereof, provided that in no event may the total value of the combined annual award exceed $0.2 million. Additionally, each nonemployee director may elect to receive all or a portion of the cash retainer to which the director is otherwise entitled through the issuance of stock options or restricted stock units. Upon a director’s initial election to the Board, the director receives an initial grant of 5,000 shares of restricted stock or restricted stock units. These grants vest 50% after one year and the balance vests after two years from the date of grant. Under the Nonemployee Directors Program, an aggregate of 600,000 shares of the Company’s common stock has been authorized for issuance.

The Company has two employee stock purchase plans (“ESPP”) for eligible employees to purchase shares of the Company’s common stock at 85% of the lower of the fair market value of Edwards Lifesciences common stock on the effective date of subscription or the date of purchase. Under the ESPP, employees can authorize the Company to withhold up to 12% of their compensation for common stock purchases, subject to certain limitations. The ESPP are available to all active employees of the Company paid from the United States payroll and to eligible employees of the Company outside the United States to the extent permitted by local law. The ESPP for United States employees is qualified under Section 423 of the Internal Revenue Code. The Board of Directors authorized an aggregate of 2,150,000 shares of the Company’s common stock for issuance under the ESPP.

Edwards Lifesciences Corporation
Notes to Consolidated Condensed Financial Statements (Continued)
March 31, 2006
(unaudited)

6.  STOCK-BASED COMPENSATION (Continued)

Stock option activity under the Program and the Nonemployee Directors Program was as follows (in millions, except years and per-share amounts):

	Three Months Ended March 31, 2006
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2005	10.3	$27.62
Options granted	0.1	$43.45
Options exercised	(0.3)	$21.61
Options forfeited	(0.1)	$35.30
Outstanding as of March 31, 2006	10.0	$27.88	4.9 years	$159.5
Exercisable as of March 31, 2006	6.5	$22.59	4.7 years	$135.8

The following table summarizes nonvested restricted stock units and activity under the Program and the Nonemployee Directors Program (in millions, except per-share amounts):

	Three Months Ended March 31, 2006
	Shares	Weighted Average Grant-Date Fair Value
Nonvested as of December 31, 2005	0.3	$44.21
Granted	0.1	$43.00
Vested	—	—
Forfeited	—	—
Nonvested as of March 31, 2006	0.4	$44.13

The intrinsic value of options exercised during the three months ended March 31, 2006 was $6.1 million. The total grant date fair value of stock options vested during the three months ended March 31, 2006 was $0.4 million. The Company received cash of $5.8 million from exercises of stock options and realized related tax benefits of $1.4 million during the three months ended March 31, 2006.

As of March 31, 2006, the total remaining unrecognized compensation expense related to nonvested stock options, restricted stock units and employee stock purchase subscriptions amounted to $38.8 million, which will be amortized over the weighted-average remaining requisite service period of 28 months.

7.  COMMITMENTS AND CONTINGENCIES

On August 18, 2003, Edwards Lifesciences filed a lawsuit against Medtronic, Inc. and its affiliate, Medtronic Vascular, Inc. (collectively, “Medtronic”), Cook, Inc. and W.L. Gore & Associates alleging infringement of a patent exclusively licensed to the Company. The lawsuit was filed in the United States

Edwards Lifesciences Corporation
Notes to Consolidated Condensed Financial Statements (Continued)
March 31, 2006
(unaudited)

7.  COMMITMENTS AND CONTINGENCIES (Continued)

District Court for the Northern District of California, seeking monetary damages and injunctive relief. On September 2, 2003, a second patent exclusively licensed to the Company was added to the lawsuit. As announced on January 23, 2006, Edwards Lifesciences settled this litigation with Medtronic. In exchange for a cash payment of $37.5 million from Medtronic to Edwards Lifesciences and Australian-based Endogad Research Pty., Ltd. (the company formed by the clinician-inventors of the patents), Medtronic was granted nonexclusive licenses to the patents involved in the litigation, as well as to certain other related patents. The Company recorded a gain of $20.2 million in January 2006, which consists of the $37.5 million cash, offset by the $13.7 million settlement paid to Endogad, capitalized patent enforcement costs of $2.9 million and current legal fees. Edwards Lifesciences remains in litigation with Cook, Inc. and W.L. Gore & Associates, each of which has answered and asserted various affirmative defenses and counterclaims.

In addition, Edwards Lifesciences is or may be a party to, or may be otherwise responsible for, pending or threatened lawsuits related primarily to products and services currently or formerly manufactured or performed, as applicable, by Edwards Lifesciences. Such cases and claims raise difficult and complex factual and legal issues and are subject to many uncertainties and complexities, including, but not limited to, the facts and circumstances of each particular case or claim, the jurisdiction in which each suit is brought, and differences in applicable law. Upon resolution of any such legal matter or other claims, Edwards Lifesciences may incur charges in excess of established reserves. While any such charge could have a material adverse impact on Edwards Lifesciences’ net income or cash flows in the period in which it is recorded or paid, management does not believe that any such charge relating to any currently pending lawsuit would have a material adverse effect on Edwards Lifesciences’ financial position, results of operations or liquidity.

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

8.  COMPREHENSIVE INCOME

Reconciliation of net income to comprehensive income is as follows (in millions):

	Three Months Ended March 31,
	2006	2005
Net income	$45.9	$31.2
Other comprehensive income:
Currency translation adjustments, net of tax	2.3	(8.3)
Unrealized net gain (loss) on investments in unconsolidated affiliates, net of tax	3.2	(1.8)
Unrealized net gain (loss) on cash flow hedges, net of tax	(2.9)	4.8
Pension adjustment, net of tax	—	(0.2)
Comprehensive income	$48.5	$25.7

9.  EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding during a period. SFAS No. 128, “Earnings per Share,” requires that employee equity share options, nonvested shares and similar equity instruments granted by the Company are treated as potential common shares in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of the conversion of contingently convertible senior debentures, restricted stock units and in-the-money options. The dilutive impact of the restricted stock units and in-the-money options is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation expense for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. Potential common share equivalents have been excluded where their inclusion would be anti-dilutive.

The table below presents the computation of basic and diluted earnings per share (in millions, except per share information):

	Three Months Ended March 31,
	2006	2005
Basic:
Net income	$45.9	$31.2
Weighted average shares outstanding	59.3	59.5
Basic earnings per share	$0.77	$0.52
Assuming dilution:
Net income	$45.9	$31.2
Interest expense related to contingently convertible debt, net of tax	1.0	1.0
Net income applicable to diluted shares	$46.9	$32.2
Weighted average shares outstanding	59.3	59.5
Dilutive effect of contingently convertible debt	2.7	2.7
Dilutive effect of stock plans	2.6	2.7
Dilutive weighted average shares outstanding	64.6	64.9
Diluted earnings per share	$0.73	$0.50

9.  EARNINGS PER SHARE (Continued)

Stock options to purchase approximately 1.6 million and 0.1 million shares for the three months ended March 31, 2006 and 2005, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

10.  SEGMENT INFORMATION

Edwards Lifesciences conducts operations worldwide and is managed in four geographical regions: North America, Europe, Japan and Intercontinental. The North America region includes the United States, Canada and Puerto Rico. The Intercontinental region covers primarily Latin America, Asia and the rest of the world (excluding North America, Europe and Japan). All regions sell products that are used to treat advanced cardiovascular disease. In December 2005, based on continuing changes in how certain financial information is used to assess performance and allocate resources, Edwards Lifesciences determined that its four geographic regions are reportable segments as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” To facilitate the comparison of current year segment results to that of prior years, segment disclosures for the three months ended March 31, 2005 have been included to reflect these changes.

The Company evaluates the performance of its segments based on net sales and income before provision for income taxes (“pre-tax income”). The accounting policies of the segments are substantially the same as those described in Note 2, Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Net sales and pre-tax income of reportable segments are based on internally derived standard foreign exchange rates, which may differ from year to year, and do not include inter-segment profits. Because of the interdependence of the reportable segments, the operating profit as presented may not be representative of the geographical distribution that would occur if the segments were not interdependent.

Certain items are maintained at the corporate level and are not allocated to the segments. The non-allocated items include most of the Company’s amortization expense, net interest expense, global marketing expenses, corporate research and development expenses, United States manufacturing variances, corporate headquarters costs, in-process research and development, special charges, stock-based compensation, foreign currency and interest rate hedging activities and certain litigation costs. Although most of the Company’s depreciation expense is included in segment pre-tax income, due to the Company’s methodology for cost build-up it is impractical to determine the amount of depreciation expense included in each segment. The Company neither discretely allocates assets to its operating segments, nor evaluates the operating segments using discrete asset information.

10.  SEGMENT INFORMATION (Continued)

The table below presents information about Edwards Lifesciences’ reportable segments (in millions):

	Three Months Ended March 31,
	2006	2005
Net Sales
North America	$125.5	$115.2
Europe	55.4	48.9
Japan	44.3	46.3
Intercontinental	23.4	21.6
Total segment net sales	$248.6	$232.0
Pre-Tax Income
North America	$67.9	$61.1
Europe	14.2	10.7
Japan	17.1	16.8
Intercontinental	1.6	3.3
Total pre-tax income	$100.8	$91.9

The table below presents reconciliations of segment net sales to consolidated net sales and segment pre-tax income to consolidated pre-tax income (in millions):

	Three Months Ended March 31,
	2006	2005
Net Sales Reconciliation
Segment net sales	$248.6	$232.0
Foreign currency	8.1	17.1
Consolidated net sales	$256.7	$249.1
Pre-Tax Income Reconciliation
Segment pre-tax income	$100.8	$91.9
Unallocated amounts:
Corporate items	(63.6)	(54.1)
Special gains, net of charges	23.8	2.0
Interest expense, net	(0.9)	(2.8)
Foreign currency	6.3	5.6
Consolidated pre-tax income	$66.4	$42.6

10.  SEGMENT INFORMATION (Continued)

Enterprise-Wide Information

Enterprise-wide information is based on foreign exchange rates used in the Company’s consolidated financial statements.

	Three Months Ended March 31,
	2006	2005
Net Sales by Geographic Area
United States	$121.1	$111.2
Other countries	135.6	137.9
	$256.7	$249.1
Net Sales by Major Product and Service Area
Heart Valve Therapy	$125.1	$116.7
Critical Care	81.1	79.9
Cardiac Surgery Systems	23.3	25.2
Vascular	18.2	16.3
Other Distributed Products	9.0	11.0
	$256.7	$249.1

	March 31, 2006	December 31, 2005
Long-Lived Tangible Assets by Geographic Area
United States	$169.6	$158.2
Other countries	59.1	69.8
	$228.7	$228.0

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends the forward-looking statements contained in this report to be covered by the safe harbor provisions of such Acts. All statements other than statements of historical fact in this report or referred to or incorporated by reference into this report are “forward-looking statements” for purposes of these sections. These statements include, among other things, any predictions of earnings, revenues, expenses or other financial items, any statements of plans, strategies and objectives of management for future operations, any statements concerning the Company’s future operations, financial conditions and prospects, and any statement of assumptions underlying any of the foregoing. These statements can sometimes be identified by the use of the forward-looking words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “should,” “anticipate,” “plan,” “continue,” “seek,” “pro forma,” “forecast,” or “intend” or other similar words or expressions of the negative thereof. Investors are cautioned not to unduly rely on such forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause the Company’s future business, financial condition, results of operations, or performance to differ materially from the Company’s historical results or those expressed in any forward-looking statements contained in this report. Investors should carefully review the information contained in, or incorporated by reference into, the Company’s annual report on Form 10-K for the year ended December 31, 2005 for a description of certain of these risks and uncertainties.

Overview

Edwards Lifesciences is a global provider of technologies that are designed to treat advanced cardiovascular disease. Edwards Lifesciences focuses on specific cardiovascular opportunities including heart valve disease, critical care technologies and peripheral vascular disease.

The products and services provided by Edwards Lifesciences to treat cardiovascular disease are categorized into five main areas: Heart Valve Therapy, Critical Care, Cardiac Surgery Systems, Vascular, and Other Distributed Products.

Edwards Lifesciences’ heart valve therapy portfolio is comprised of tissue heart valves and heart valve repair products. A pioneer in the development and commercialization of heart valve products, Edwards Lifesciences is the world’s leading manufacturer of tissue heart valves and repair products used to replace or repair a patient’s diseased or defective heart valve. In the critical care area, Edwards Lifesciences is a world leader in hemodynamic monitoring systems used to measure a patient’s heart function and in disposable pressure transducers, and also provides central venous access products for fluid and drug delivery. The Company’s cardiac surgery systems portfolio comprises a diverse line of products for use during cardiac surgery including cannula, transmyocardial revascularization technology, oxygenators, blood containers, filters and other disposable products used during cardiopulmonary bypass procedures. Edwards Lifesciences’ vascular portfolio includes a line of balloon catheter-based products, surgical clips and inserts, artificial implantable grafts, and stents used in the treatment of peripheral vascular disease. Lastly, other distributed products include sales of intra-aortic balloon pumps and other products sold primarily though the Company’s distribution network in Japan.

The healthcare marketplace continues to be competitive with strong local and global competitors. Global demand for healthcare is increasing as the population ages. There is mounting pressure to contain healthcare costs in the face of this increasing demand, which has resulted in pricing and market share pressures. Management expects these trends to continue.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all stock-based awards based on estimated fair values. Stock-based awards consist of stock options, restricted stock units and employee stock purchase subscriptions. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period (vesting period). The Company elected the modified-prospective method of transition, under which prior periods are not revised for comparative purposes.

Total stock-based compensation expense recognized under SFAS 123R for the three months ended March 31, 2006 was $5.8 million, which was included in (a) cost of sales, (b) selling, general and administrative expenses and (c) research and development expenses in the amounts of $0.8 million, $4.0 million, and $1.0 million, respectively. Prior to the adoption of SFAS 123R, the Company accounted for employee stock-based compensation plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in SFAS 123. As a result of adopting SFAS 123R, the Company’s income before provision for income taxes and net income for the three months ended March 31, 2006 were $4.5 million and $3.3 million lower, respectively, than if the Company had continued to account for stock-based compensation under APB 25. Basic and diluted net income per share for the three months ended March 31, 2006 were $0.06 and $0.05 lower, respectively, than if the Company had continued to account for stock-based compensation under APB 25. Prior the adoption of SFAS 123R, benefits of tax deductions in excess of recognized compensation expense were reported as operating cash flows. SFAS 123R requires that they be recorded as a financing cash inflow rather than as a reduction of taxes paid. For the three months ended March 31, 2006, $0.6 million of excess tax benefits have been classified as a financing cash inflow.

Results of Operations

Net Sales Trends

The following is a summary of United States and international net sales (dollars in millions):

	Three Months Ended March 31,			Percent
	2006	2005	Change	Change
United States	$121.1	$111.2	$9.9	8.9%
International	135.6	137.9	(2.3)	(1.7)%
Total net sales	$256.7	$249.1	$7.6	3.1%

The $9.9 million increase in net sales in the United States for the three months ended March 31, 2006 was due primarily to increased sales in heart valve therapy products, which was driven by the continuing penetration of the Company’s Carpentier-Edwards PERIMOUNT Magna valve and Carpentier-Edwards PERIMOUNT Magna valve with ThermaFix, which led to market share gains.

The $2.3 million decrease in international net sales for the three months ended March 31, 2006 was due primarily to:

•                    foreign currency exchange rate fluctuations, which decreased net sales by $8.8 million (primarily weakening of the Euro and Japanese yen against the United States dollar); and

•                    the impact of discontinued businesses in Japan, which decreased net sales by $5.0 million;

partially offset by an increase in net sales due primarily to:

•                    heart valve therapy products, which increased net sales by $5.7 million, driven primarily by strong valve sales including strong PERIMOUNT valve sales in Europe; and

•                    critical care and vascular products, which increased net sales by $3.9 million;

The impact of foreign currency exchange rate fluctuations on net sales would not necessarily be indicative of the impact on net income due to the corresponding effect of foreign currency exchange rate fluctuations on international manufacturing and operating costs and the Company’s hedging activities.

Net Sales by Product Line

The following table is a summary of net sales by product line (dollars in millions):

	Three Months Ended March 31,			Percent
	2006	2005	Change	Change
Heart Valve Therapy	$125.1	$116.7	$8.4	7.2%
Critical Care	81.1	79.9	1.2	1.5%
Cardiac Surgery Systems	23.3	25.2	(1.9)	(7.5)%
Vascular	18.2	16.3	1.9	11.7%
Other Distributed Products	9.0	11.0	(2.0)	(18.2)%
Total net sales	$256.7	$249.1	$7.6	3.1%

Heart Valve Therapy

The $8.4 million net sales increase of heart valve therapy products for the three months ended March 31, 2006 is due primarily to:

•                    pericardial tissue valves, which increased net sales by $10.3 million, primarily as a result of market share gains globally of the Company’s Carpentier-Edwards PERIMOUNT Magna aortic valve, particularly in the United States; and

•                    heart valve repair products, which increased net sales by $3.3 million, primarily as a result of the continuing adoption of the Company’s newest, disease-specific products including the Edwards MC3, IMR ETLogix and GeoForm rings;

partially offset by foreign currency exchange rate fluctuations, which decreased heart valve therapy net sales by $4.0 million (primarily the weakening of Euro and Japanese yen against the United States dollar).

With the addition of the Company’s ThermaFix anti-calcification treatment, the Company anticipates further penetration and market share gains of its PERIMOUNT Magna aortic valves. The Company’s new PERIMOUNT Magna mitral valve is gaining acceptance in Europe and the Company expects to receive FDA approval in the United States later in 2006. Unlike most competitive porcine tissue valves, PERIMOUNT Magna mitral is designed specifically for the requirements of the mitral position. In addition, sales of the Company’s PERIMOUNT Theon mitral valve continue to be a growing contributor in the United States.

Global heart valve repair sales grew in the first three months of 2006 and the Company expects to introduce another new mitral repair system later in 2006.

In the fourth quarter 2005, the Company completed the first minimal access, beating heart surgical procedures with its Ascendra aortic valve replacement system. The Company has performed patient cases at multiple sites in Canada and Europe as part of its feasibility study. The Company continues to anticipate completing its initial feasibility study in 2006 and will determine the specifics of the pivotal trial design once the feasibility work is complete.

Critical Care

The $1.2 million net sales increase of critical care products for the three months ended March 31, 2006 is due primarily to:

•                    pressure monitoring products, which increased net sales by $1.8 million;

•                    recently launched FloTrac systems, which increased net sales by $1.7 million;

•                    advanced technology catheter products, which increased net sales by $1.4 million, driven primarily by market share gains; and

•                    hemofiltration products, which increased net sales by $1.3 million;

partially offset by decreases in net sales due primarily to:

•                    currency exchange rate fluctuations, which decreased net sales by $3.2 million (primarily the weakening of the Euro and Japanese yen against the United States dollar); and

•                    base hemodynamic catheter products, which decreased net sales by $1.3 million.

The Company launched its FloTrac system in Japan in early April 2006 and expects worldwide FloTrac system sales to grow in 2006.

Cardiac Surgery Systems

The $1.9 million net sales decrease of cardiac surgery systems for the three months ended March 31, 2006 was due primarily to the sale of the Company’s perfusion products business in Japan in 2005 which decreased net sales by $3.4 million. The decrease was partially offset by increased sales of specialty cannula products, driven primarily by market share gains and a shift to specialty products. In January 2006, the Company launched its Optiwave 980 cardiac ablation system and continues to ramp up its selling efforts.

Vascular

The $1.9 million net sales increase of vascular products for the three months ended March 31, 2006 was due primarily to LifeStent products. The Company remains on schedule to launch its new FlexStar delivery system in the second quarter of 2006

Other Distributed Products

The $2.0 million net sales decrease of other distributed products for the three months ended March 31, 2006 was due primarily to the exit from the Japan pacemaker business in the first quarter of 2005.

Gross Profit

	Three Months Ended March 31,
	2006	2005	Change
Gross profit as a percentage of net sales	63.7%	61.4%	2.3 pts.

Gross profit as a percentage of net sales for the three months ended March 31, 2006 increased compared to the same period in the prior year due primarily to a 1.5 percentage point increase from the favorable impact of foreign currency, including the expiration of currency hedging contracts, a 0.9 percentage point increase from discontinued lower margin products, and an increase from sales of higher margin heart valve products. Partially offsetting these increases was a 0.3 percentage point decrease from the impact of stock-based compensation expense as a result of adopting SFAS 123R.

Selling, General and Administrative (SG&A) Expenses

(dollars in millions)

	Three Months Ended March 31,
	2006	2005	Change
SG&A expenses	$92.2	$85.6	$6.6
SG&A expenses as a percentage of net sales	35.9%	34.4%	1.5 pts.

The $6.6 million increase in selling, general and administrative expenses for the three months ended March 31, 2006 is due primarily to $3.0 million of stock-based compensation expense as a result of adopting SFAS 123R, and higher sales and marketing expenses of $3.9 million primarily related to the Company’s heart valve therapy franchise and new products in the United States. Partially offsetting these increases were lower international expenses due to foreign exchange rates.

The 1.5 percentage point increase in selling, general and administrative expenses as a percentage of sales for the three months ended March 31, 2006 is due primarily to stock-based compensation expense.

Research and Development Expenses

(dollars in millions)

	Three Months Ended March 31,
	2006	2005	Change
Research and development expenses	$27.2	$25.0	$2.2
Research and development expenses as a percentage of net sales	10.6%	10.0%	0.6 pts.

The $2.2 million increase in research and development expenses for the three months ended March 31, 2006 is due primarily to additional investment in the Company’s percutaneous heart valve programs and $0.8 million of stock-based compensation expense as a result of adopting SFAS 123R.

In the Company’s percutaneous aortic valve program, the Company is progressing in its United States clinical feasibility trial. During the first quarter of 2006, the Company added a second clinical site to its feasibility trial and has begun performing cases at that site. At the beginning of April 2006, a third site received approval and the Company is expected to complete its first cases shortly. The Company expects to complete enrollment in this trial during the second quarter of 2006 and will work closely with the United States Food and Drug Administration to determine the next steps in the approval process.

Outside the United States, the percutaneous aortic heart valve multi-center CE mark study is on-going in Europe and Canada. The Company continues to train physicians and add new sites, which should enable the Company to complete enrollment by early 2007. This would position the Company to receive a CE mark by the end of 2007, absent adverse results.

In percutaneous repair, the Company’s feasibility work with Edwards MOBIUS Leaflet repair system is continuing in Europe and Canada. The Company has made procedural and device enhancements, including a modified device to accommodate thicker mitral leaflets enabling treatment of a broader group of patients. As a result, the Company expects to complete the feasibility trial in the second half of 2006, at which point the Company will assess and develop plans for the pivotal trial necessary to gain regulatory approval for commercial sale.

Feasibility study patient cases of the Edwards MONARC annuloplasty system, the Company’s coronary sinus mitral repair technology, are continuing at multiple sites in Canada and Europe. The Company continues to anticipate completion of these studies in the first half of 2006, at which point the Company will assess and develop plans for the pivotal trial necessary to gain regulatory approval for commercial sale.

Special Gains, net of Charges

(dollars in millions)

	Three Months Ended March 31,
	2006	2005
Gain on patent dispute settlement	$(20.2)	$—
Gain on sale of businesses	(5.7)	(7.7)
Realignment expenses	2.1	5.7
Special gains, net of charges	$(23.8)	$(2.0)

In January 2006, the Company recorded a patent dispute settlement gain of $20.2 million, which consisted of a net payment of $23.8 million received from Medtronic, Inc., offset by patent enforcement costs. See Legal Proceedings for additional information.

In January 2005, the Company announced that it was realigning its business in Japan as part of the Company’s continued efforts to focus on its core cardiovascular businesses. The Company sold its perfusion products business in Japan to Terumo Corporation for cash consideration of $14.9 million, of which $9.2 million was received in January 2005 and $5.7 million was received in March 2006. In addition, the Company exited its pacemaker distribution business in Japan and restructured its Japanese operations. These transactions resulted in a net $2.0 million pre-tax special gain for the three months ended March 31, 2005, consisting of a gain on the sale of the Company’s Japan perfusion products business of $7.7 million, offset by a $5.7 million charge relating to the realignment of its operations, primarily related to severance costs. As of March 31, 2006, severance costs of $3.7 million had been paid.

Realignment expenses of $2.1 million were recorded in the first quarter of 2006, representing primarily severance expenses associated with the planned closure of a manufacturing facility in Japan (impacting 92 employees). As of March 31, 2006, no severance payments had been made related to these actions. The realignment expenses are net of a $0.4 million reversal of previously accrued severance costs mentioned above.

Interest Expense, net

(dollars in millions)

	Three Months Ended March 31,
	2006	2005	Change
Interest expense	$2.8	$3.1	$(0.3)
Interest income	(1.9)	(0.3)	(1.6)
Interest expense, net	$0.9	$2.8	$(1.9)

The decrease in interest expense for 2005 resulted primarily from lower interest rates due to floating-to-fixed interest rate swaps in 2005 that matured in the second quarter of 2005. The increase in interest income resulted primarily from a higher cash and cash equivalent balance and higher interest rates.

Other Expense (Income), net

The following is a summary of other expense (income), net:

(dollars in millions)

	Three Months Ended March 31,
	2006	2005
Foreign exchange gain, net	$(0.1)	$(1.8)
Accounts receivable securitization costs	0.6	0.3
Investment loss	0.5	—
Asset dispositions and write-downs, net	—	0.4
Other	(0.3)	—
Other expense (income), net	$0.7	$(1.1)

The investment loss for the three months ended March 31, 2006, represents the Company’s share of losses in an investment accounted for under the equity method. The net foreign exchange gains for the three months ended March 31, 2006 and 2005 relate primarily to global trade and intercompany receivable and payable balances.

Provision for Income Taxes

The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the United States, which have statutory tax rates lower than the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates. The effective income tax rates were 30.9% and 26.8% for the three month period ended March 31, 2006 and 2005, respectively. For the three months ended March 31, 2006, the income tax rate was impacted primarily by the Medtronic Inc. patent dispute settlement, which was tax effected at the Company’s blended United States federal and state statutory tax rate of 39.4%.

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

As of March 31, 2006, the Company had an unsecured revolving credit agreement (“the Credit Agreement”), expiring on June 26, 2009, which provides up to an aggregate of $500.0 million in one-to six-month borrowings in multiple currencies. Borrowings currently bear interest at the London interbank offering rate (“LIBOR”) plus 0.5%, which includes a facility fee and is subject to adjustment in the event of a change in the Company’s leverage ratio, as defined by the Credit Agreement. The Company pays this facility fee regardless of available or outstanding borrowings, currently at an annual rate of 0.1%. As of March 31, 2006, borrowings of $138.8 million were outstanding under the Credit Agreement. The Credit Agreement contains various financial and other covenants, all of which the Company was in compliance with at March 31, 2006.

In addition to the Credit Agreement, as of March 31, 2006, the Company had outstanding $150.0 million of convertible senior debentures, issued at par, bearing an interest rate of 3.875% per annum due May 15, 2033 (the “Notes”). Interest is payable semi-annually in May and November. Issuance costs of approximately $4.4 million are being amortized to interest expense over 5 years. The Notes are convertible, as defined per the agreement, into 18.29 shares of the Company’s common stock for each $1,000 principal amount of Notes (conversion price of $54.66 per share), subject to adjustment.

The Company has two securitization programs whereby certain subsidiaries in the United States and Japan sell, without recourse, on a continuous basis, an undivided interest in certain eligible pools of accounts receivable. The significant benefits of the securitizations are lower cost of funds and differentiated sources of liquidity. The Company has been able to effectively lower its overall cost of funds as a result of the interest rate spreads it pays on these advances as opposed to borrowings under the current LIBOR-based credit facility. Additionally, the Company believes that in diversifying its funding sources, the Company’s funding availability in the capital markets is strengthened. As of March 31, 2006, the Company had sold a total of $83.0 million of trade accounts receivable and received funding of $66.6 million. The securitization program in the United States expires on September 19, 2006, and the securitization program in Japan expires on December 3, 2008.

At March 31, 2006, there have been no material changes in the Company’s significant contractual obligations and commercial commitments as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2005.

Cash flows provided by operating activities for the three months ended March 31, 2006 increased $40.1 million from the same period a year ago primarily due to net cash received from the patent litigation settlement with Medtronic of $23.8 million and increased cash provided by accounts and other receivables due to reduced days sales outstanding in the United States.

Net cash used by investing activities of $5.1 million in the three months ended March 31, 2006 consisted primarily of capital expenditures of $8.0 million and investments in intangible assets of $2.1 million, offset by proceeds from the sale of businesses of $5.7 million.

Net cash provided by investing activities of $2.8 million in the three months ended March 31, 2005 consisted primarily of proceeds from the sale of the Japan perfusion products business of $9.2 million, offset by capital expenditures of $6.0 million.

Net cash used in financing activities of $45.0 million in the three months ended March 31, 2006 consisted primarily of purchases of treasury stock of $29.4 million and net payments on long term debt of $27.9 million, partially offset by the proceeds from stock plans of $7.7 million.

Net cash provided by financing activities of $2.1 million in the three months ended March 31, 2005 consisted primarily of the net proceeds from issuance of long term debt of $10.8 million and proceeds from stock plans of $6.6 million, partially offset by purchases of treasury stock of $12.5 million.

Critical Accounting Policies

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to the Company’s critical accounting policies which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained on pages 39-42 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Management believes that at March 31, 2006 there has been no material change to this information.

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all stock-based awards based on estimated fair values. Stock-based awards consist of stock options, restricted stock units and employee stock purchase subscriptions. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period (vesting period). The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation expense for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation expense estimated for the pro forma disclosures under SFAS No. 123. Upon exercise of stock options or vesting of restricted stock units the Company issues common stock. In order to minimize the impact of on-going dilution from exercises of stock options and vesting of restricted stock units, the Company utilizes its stock repurchase program. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes.

Total stock-based compensation expense recognized under SFAS 123R for the three months ended March 31, 2006 was $5.8 million, which was included in (a) cost of sales, (b) selling, general and administrative expenses and (c) research and development expenses in the amounts of $0.8 million, $4.0 million, and $1.0 million, respectively. Prior to the adoption of SFAS 123R, the Company accounted for employee stock-based compensation plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in SFAS 123. As a result of adopting SFAS 123R, the Company’s income before provision for income taxes and net income for the three months ended March 31, 2006 were $4.5 million and $3.3 million lower, respectively, than if the Company had continued to account for stock-based compensation under APB 25. Basic and diluted net income per share for the three months ended March 31, 2006 were $0.06 and $0.05 lower, respectively, than if the Company had continued to account for stock-based compensation under APB 25. Prior to the adoption of SFAS 123R, benefits tax deductions in excess of recognized compensation expense were reported as operating cash flows. SFAS 123R requires that they be recorded as a financing cash inflow rather than as a reduction of taxes paid. For the three months ended March 31, 2006, $0.6 million of excess tax benefits have been classified as a financing cash inflow.

Effects of Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” (“SFAS 140”). SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. The Company does not expect the adoption of SFAS 155 to have a material impact on its consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), which amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 156 requires recognition of a servicing asset or liability at fair value each time an obligation is undertaken to service a financial asset by entering into a servicing contract. SFAS 156 also provides guidance on subsequent measurement methods for each class of servicing assets and liabilities and specifies financial statement presentation and disclosure requirements. SFAS 156 is effective for fiscal years beginning after September 15, 2006. The Company does not expect the adoption of SFAS 156 to have a material impact on its consolidated financial statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

For a complete discussion of the Company’s exposure to interest rate risk, refer to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” on pages 43-45 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. There have been no significant changes from the information discussed therein.

Currency Risk

For a complete discussion of the Company’s exposure to foreign currency risk, refer to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” on pages 43-45 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. There have been no significant changes from the information discussed therein.

Credit Risk

For a complete discussion of the Company’s exposure to credit risk, refer to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” on pages 43-45 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. There have been no significant changes from the information discussed therein.

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

As of March 31, 2006, Edwards Lifesciences had approximately $14.0 million of investments in equity instruments of other companies and had recorded unrealized gains of $2.6 million on these investments in “Accumulated Other Comprehensive Income (Loss),” net of tax. Should these companies experience a decline in financial condition or fail to meet certain development milestones, the investments’ values may decline and be considered other than temporary. As a result, impairment charges may be necessary.

Item 4.   Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the Company’s disclosure controls and procedures as of March 31, 2006. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have determined that such controls and procedures are effective to provide reasonable assurance that information relating to the Company, including its consolidated subsidiaries, required to be disclosed in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There have been no changes in the Company’s internal controls over financial reporting that were identified during the evaluation that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.   Legal Proceedings

On August 18, 2003, Edwards Lifesciences filed a lawsuit against Medtronic, Inc. and its affiliate, Medtronic Vascular, Inc. (collectively, “Medtronic”), Cook, Inc. and W.L. Gore & Associates alleging infringement of a patent exclusively licensed to the Company. The lawsuit was filed in the United States District Court for the Northern District of California, seeking monetary damages and injunctive relief. On September 2, 2003, a second patent exclusively licensed to the Company was added to the lawsuit. As announced on January 23, 2006, Edwards Lifesciences settled this litigation with Medtronic. In exchange for a cash payment of $37.5 million from Medtronic to Edwards Lifesciences and Australian-based Endogad Research Pty., Ltd. (the company formed by the clinician-inventors of the patents), Medtronic was granted nonexclusive licenses to the patents involved in the litigation, as well as to certain other related patents. The Company recorded a gain of $20.2 million in January 2006, which consists of the $37.5 million cash offset by the $13.7 million settlement paid to Endogad, capitalized patent enforcement costs of $2.9 million and current legal fees. Edwards Lifesciences remains in litigation with Cook, Inc. and W. L. Gore & Associates, each of which has answered and asserted various affirmative defenses and counterclaims.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	(a)Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2006 through January 31, 2006	200,000	$42.42	200,000	1,762,100
February 1, 2006 through February 28, 2006	190,000	$43.21	190,000	1,572,100
March 1, 2006 through March 31, 2006	297,100	$42.93	297,100	1,275,000
Total	687,100	$42.86	687,100	1,275,000

(a)           On September 14, 2005, the Company announced that the Board of Directors approved a stock repurchase program authorizing the Company to purchase on the open market and in privately negotiated transactions up to an additional 2.0 million shares of the Company’s common stock. At March 31, 2006, an additional 1,275,000 shares could be purchased under the program.

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

EDWARDS LIFESCIENCES CORPORATION
(Registrant)
Date: May 10, 2006	By:	/s/ Thomas M. Abate
Thomas M. Abate Corporate Vice President, Chief Financial Officer and Treasurer (Chief Accounting Officer)

EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

Exhibit No.	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002