Form 10-Q
period 2006-06-30
EDWARDS LIFESCIENCES CORP
filed 2006-08-09
CIK 1099800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

The number of shares outstanding of the registrant’s common stock, $1.00 par value, as of July 31, 2006, was 58,400,737.

EDWARDS LIFESCIENCES CORPORATION

FORM 10-Q

For the quarterly period ended June 30, 2006

Part I. Financial Information

Item 1.   Financial Statements

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions, except par value; unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current assets
Cash and cash equivalents	$167.1	$178.6
Accounts and other receivables, net of allowances of $6.2 and $5.4, respectively	133.7	118.5
Inventories	139.0	131.5
Deferred income taxes	30.6	27.6
Prepaid expenses and other current assets	71.9	58.0
Total current assets	542.3	514.2
Property, plant and equipment, net	205.7	201.9
Goodwill	337.7	337.7
Other intangible assets, net	127.5	137.7
Investments in unconsolidated affiliates	16.0	10.7
Deferred income taxes	17.0	11.5
Other assets	13.0	15.4
	$1,259.2	$1,229.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$226.5	$194.2
Long-term debt	279.6	316.1
Other long-term liabilities	30.7	28.8
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, $1.00 par value, 350.0 shares authorized, 66.3 and 65.6 shares issued, 58.3 and 59.6 shares outstanding at June 30, 2006 and December 31, 2005, respectively	66.3	65.6
Additional contributed capital	570.5	536.7
Retained earnings	385.4	303.4
Accumulated other comprehensive loss	(20.4)	(22.2)
Treasury stock, at cost, 8.0 and 6.0 shares at June 30, 2006 and December 31, 2005, respectively	(279.4)	(193.5)
Total stockholders’ equity	722.4	690.0
	$1,259.2	$1,229.1

The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in millions, except per share information; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	$267.3	$258.2	$524.0	$507.3
Cost of goods sold	95.7	97.9	188.8	194.1
Gross profit	171.6	160.3	335.2	313.2
Selling, general and administrative expenses	97.0	90.1	189.2	175.7
Research and development expenses	28.9	24.2	56.1	49.2
Special (gains) charges, net (Note 2)	(0.7)	27.6	(24.5)	25.6
Interest expense, net	0.6	3.3	1.5	6.1
Other expense (income), net	0.3	(0.2)	1.0	(1.3)
Income before provision for income taxes	45.5	15.3	111.9	57.9
Provision for income taxes	9.4	1.4	29.9	12.8
Net income	$36.1	$13.9	$82.0	$45.1
Share information (Note 9)
Earnings per share:
Basic	$0.61	$0.23	$1.39	$0.76
Diluted	$0.58	$0.22	$1.30	$0.72
Weighted-average number of common shares outstanding:
Basic	58.8	59.6	59.0	59.5
Diluted	64.2	62.4	64.4	65.1

The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities
Net income	$82.0	$45.1
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	28.4	27.8
Stock-based compensation (Notes 1 and 6)	12.7	—
Deferred income taxes	(4.8)	2.3
Special gains, net of charges	(0.7)	—
Other	(0.7)	11.5
Changes in operating assets and liabilities:
Accounts and other receivables, net	(4.9)	(15.5)
Accounts receivable securitization, net	(5.0)	(9.2)
Inventories	(5.2)	(9.9)
Accounts payable and accrued liabilities	11.6	9.9
Prepaid expenses	(13.1)	(7.0)
Other	0.3	(1.5)
Net cash provided by operating activities	100.6	53.5
Cash flows from investing activities
Capital expenditures	(24.0)	(15.8)
Investments in intangible assets	(2.0)	(0.9)
Investments in unconsolidated affiliates	(1.4)	(0.7)
Proceeds from sale of product lines	14.7	9.2
Proceeds from asset dispositions	—	1.4
Other	0.1	—
Net cash used in investing activities	(12.6)	(6.8)
Cash flows from financing activities
Proceeds from issuance of long-term debt	29.1	99.6
Payments on long-term debt	(70.6)	(93.8)
Purchases of treasury stock	(85.9)	(16.0)
Proceeds from stock plans	17.9	14.7
Excess tax benefit from stock plans (Notes 1 and 6)	2.3	—
Other	6.7	3.6
Net cash (used in) provided by financing activities	(100.5)	8.1
Effect of currency exchange rate changes on cash and cash equivalents	1.0	(7.6)
Net (decrease) increase in cash and cash equivalents	(11.5)	47.2
Cash and cash equivalents at beginning of period	178.6	48.9
Cash and cash equivalents at end of period	$167.1	$96.1
Supplemental disclosure of non-cash activities
Installment purchase of patents	$—	$8.0

The accompanying notes are an integral part of these
consolidated condensed financial statements.

Edwards Lifesciences Corporation
Notes to Consolidated Condensed Financial Statements
June 30, 2006
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

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all stock-based awards based on estimated fair values. Stock-based awards consist of stock options, restricted stock units and employee stock purchase subscriptions. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period (vesting period). The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation expense for grants that were outstanding, as of the effective date, will be recognized over the remaining service period using the compensation expense, adjusted for estimated forfeitures, determined in the pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Upon exercise of stock options or vesting of restricted stock units, the Company issues common stock. The Company elected the modified-prospective method of transition, under which prior periods are not revised for comparative purposes.

Upon adoption of SFAS 123R, the Company changed its method of attributing the value of restricted stock unit awards from the graded vesting attribution method to the straight-line attribution method. Compensation expense for all restricted stock unit awards granted on or prior to adoption of SFAS 123R will continue to be recognized using the graded vesting attribution method while compensation expense for all restricted stock units granted subsequent to the adoption is recognized using the straight-line attribution method. Stock-based compensation expense related to stock options will continue to be recognized using the straight-line attribution method. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to the adoption of SFAS 123R, the Company accounted for forfeitures as they occurred.

Total stock-based compensation expense recognized under SFAS 123R for the three months ended June 30, 2006 was $6.9 million, which was included in (a) cost of goods sold, (b) selling, general and administrative expenses and (c) research and development expenses, in the amounts of $0.9 million,

Edwards Lifesciences Corporation
Notes to Consolidated Condensed Financial Statements (Continued)
June 30, 2006
(unaudited)

1.   BASIS OF PRESENTATION (Continued)

$4.8 million, and $1.2 million, respectively.  Total stock-based compensation expense recognized under SFAS 123R for the six months ended June 30, 2006 was $12.7 million, which was included in (a) cost of goods sold, (b) selling, general and administrative expenses and (c) research and development expenses in the amounts of $1.7 million, $8.8 million, and $2.2 million, respectively. Prior to the adoption of SFAS 123R, the Company accounted for employee stock-based compensation plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in SFAS 123. As a result of adopting SFAS 123R, the Company’s income before provision for income taxes and net income for the three months ended June 30, 2006 were $4.9 million and $3.3 million lower, respectively, and for the six months ended June 30, 2006 were $9.4 million and $6.6 million lower, respectively, than if the Company had continued to account for stock-based compensation under APB 25. Basic and diluted net income per share for the three months ended June 30, 2006 were $0.06 and $0.05 lower, respectively, and for the six months ended June 30, 2006 were $0.11 and $0.10 lower, respectively, than if the Company had continued to account for stock-based compensation under APB 25. Prior to the adoption of SFAS 123R, benefits of tax deductions in excess of recognized compensation expense were reported as operating cash flows. SFAS 123R requires that they be recorded as a financing cash inflow rather than as a reduction of taxes paid. For the six months ended June 30, 2006, $2.3 million of excess tax benefits have been classified as a financing cash inflow.

The following table illustrates the effect on net income and earnings per share for the three and six months ended June 30, 2005 as if the Company had applied the fair value recognition provision of SFAS 123 to stock-based compensation (in millions, except per share amounts):

	Three Months Ended June 30,	Six Months Ended June 30,
	2005	2005
Net income, as reported	$13.9	$45.1
Add: Stock-based employee compensation included in reported net income, net of tax	0.3	0.3
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(3.7)	(7.7)
Pro forma net income	$10.5	$37.7
Earnings per basic share:
Reported net income	$0.23	$0.76
Pro forma net income	$0.18	$0.63
Earnings per diluted share:
Reported net income	$0.22	$0.72
Pro forma net income	$0.17	$0.60

The fair value of each option award and employee stock purchase subscription is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. The risk-free interest rate is estimated using the U.S. Treasury yield curve, and is based on

Edwards Lifesciences Corporation
Notes to Consolidated Condensed Financial Statements (Continued)
June 30, 2006
(unaudited)

1.   BASIS OF PRESENTATION (Continued)

the expected term of the option. Prior to adoption of SFAS 123R, the Company based the expected volatility on its historical stock prices. As a result of the adoption of SFAS 123R, the Company changed its methodology of estimating expected volatility to be based on the historical-implied volatility of publicly traded options of its common stock with a term of one year or greater. The expected term of awards granted is estimated from the vesting period of the award, as well as historical exercise behavior, and represents the period of time that awards granted are expected to be outstanding. The Company uses historical data to estimate forfeitures and has estimated an annual forfeiture rate of 4%.

The Black-Scholes option pricing model was used with the following weighted-average assumptions for options granted during the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Risk-free interest rate	5.0%	3.8%	5.0%	3.8%
Expected dividend yield	None	None	None	None
Expected volatility	22.6%	29.8%	22.6%	29.9%
Expected term (years)	4.8	4.0	4.8	4.0
Fair value	$13.12	$13.52	$13.08	$13.49

The Black-Scholes option pricing model was used with the following weighted-average assumptions for employee stock purchase subscriptions granted during the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Risk-free interest rate	4.7%	3.7%	4.7%	3.3%
Expected dividend yield	None	None	None	None
Expected volatility	30.8%	23.0%	30.6%	22.8%
Expected life (years)	0.8	1.1	0.8	1.1
Fair value	$10.33	$11.10	$10.39	$11.32

For the May 2006 grant, the Company revised the options’ and restricted stock units’ retirement vesting provisions. Upon retirement, all unvested options shall be immediately forfeited. In addition, upon retirement, a participant will immediately vest in 25% of restricted stock units for each full year of employment with the Company measured from the grant date. All remaining unvested restricted stock units shall be immediately forfeited.

For grants made prior to May 2006, upon retirement an employee retains the original vesting schedule for restricted stock units and is entitled to accelerated vesting of stock options, however, the exercisability of the options remains subject to the original exercise schedule. The FASB clarified in SFAS 123R that the fair value of such awards should be expensed based on an accelerated vesting schedule or immediately

Edwards Lifesciences Corporation
Notes to Consolidated Condensed Financial Statements (Continued)
June 30, 2006
(unaudited)

1.   BASIS OF PRESENTATION (Continued)

upon an employee becoming eligible for retirement, rather than ratably over the vesting period stated in the grant.

Prior to adoption of SFAS 123R, the Company’s pro forma disclosure reflected the expense of options and restricted stock units ratably over the stated vesting period, expensing all unvested shares upon actual retirement.

Upon adoption of SFAS 123R, the Company began applying the accelerated vesting schedule to all grants to employees that meet the retirement eligibility criteria for accelerated vesting upon retirement. Had the Company been accounting for such stock options and restricted stock units using the accelerated vesting schedule for those employees eligible for accelerated vesting upon retirement, the Company would have recognized a $0.3 million and $0.5 million reduction in stock-based compensation expense for the three and six months ended June 30, 2006, respectively, and a $2.3 million and $2.0 million increase in stock-based compensation expense in the pro forma disclosure for the three and six months ended June 30, 2005, respectively.

2.   SPECIAL (GAINS) CHARGES, NET

(dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Gain on sale of product lines	$(4.5)	$—	$(10.2)	$(7.7)
Impairment of assets held for sale	2.6	—	2.6	—
Litigation reserve	1.2	—	1.2	—
Gain on patent settlement	—	—	(20.2)	—
Realignment expenses, net	—	—	2.1	5.7
Restructure 3F agreements	—	22.8	—	22.8
Investment impairments	—	4.8	—	4.8
Special (gains) charges, net	$0.7	$27.6	$(24.5)	$25.6

Gain on Sale of Product Lines

In May 2006, the Company sold a non-strategic pharmaceutical product line to Bioniche Teoranta for $9.0 million. The sale of the assets resulted in a $4.5 million gain, consisting of cash proceeds of $9.0 million, offset by $4.5 million related primarily to the net book value of intangible assets and inventory that were sold.

During the first quarter of 2005, the Company sold its perfusion product line in Japan to Terumo Corporation for cash consideration of $14.9 million, of which $5.7 million was received in March 2006 as an earn-out payment. In addition, the Company exited its pacemaker distribution product line in Japan and realigned its Japanese operations as discussed in the “Realignment Expense, net” section to follow.

Edwards Lifesciences Corporation
Notes to Consolidated Condensed Financial Statements (Continued)
June 30, 2006
(unaudited)

2.   SPECIAL (GAINS) CHARGES, NET (Continued)

These transactions resulted in a gain on the sale of the Company’s Japan perfusion product line of $7.7 million.

Impairment of Assets Held for Sale

In the second quarter of 2006, the Company initiated the sale of most assets related to its remaining international cardiopulmonary perfusion product line. The Company expects that a sale of the assets will be completed by the end of 2006. In connection with the sale of assets, the Company determined that the carrying values of the underlying assets exceeded their fair values. Consequently, per SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in the second quarter of 2006 the Company recorded an impairment loss of $2.6 million, which represents the excess of the carrying values of the assets over their fair values, and includes direct incremental costs to transact the sale of $1.5 million. The carrying value of the assets held for sale is $8.0 million, and these assets are no longer being depreciated.

Litigation Reserve

In the second quarter of 2006, the Company recorded a $1.2 million charge for litigation reserves.

Gain on Patent Settlement

In January 2006, the Company recorded a patent dispute settlement gain of $20.2 million, which consisted of a net payment of $23.8 million received from Medtronic, Inc., offset by patent enforcement costs. See Note 7 for additional information.

Realignment Expenses, net

Realignment expenses of $2.1 million were recorded in the first quarter of 2006, representing primarily severance expenses associated with the planned closure of a manufacturing facility in Japan (impacting 92 employees). The Company anticipates payments to be made through the third quarter of 2007. As of June 30, 2006, $0.1 million had been paid related to these actions. The realignment expenses are net of a $0.4 million reversal of previously accrued severance costs related to the sale of the Japan perfusion product line to Terumo as discussed below.

In January 2005, the Company announced that it was realigning its business in Japan as part of the Company’s continued efforts to focus on its core cardiovascular businesses. In conjunction with the sale of the Japan perfusion product line to Terumo, the Company recorded a $5.7 million charge in the second quarter of 2005 relating to the realignment of its operations, primarily related to severance costs. As of June 30, 2006, the payments related to the realignment were substantially complete.

Restructure 3F agreements

In June 2005, the Company recorded a special charge of $22.8 million related to the restructuring of development and supply agreements between 3F Therapeutics, Inc. and Percutaneous Valve Technologies (“PVT”) that were established prior to the Company’s acquisition of PVT in early 2004. Under the terms

Edwards Lifesciences Corporation
Notes to Consolidated Condensed Financial Statements (Continued)
June 30, 2006
(unaudited)

2.   SPECIAL (GAINS) CHARGES, NET (Continued)

of the new agreements, the Company paid $23.0 million in cash, with an additional payment of $2.0 million to be paid if certain conditions are met, and obtained the rights to self-manufacture all components of its percutaneous heart valves and certain pre-approved technology licenses.

Investment impairments

During the quarter ended June 30, 2005, the Company recorded a special charge of $4.8 million related to the other-than-temporary impairment of investments in two unconsolidated affiliates.

3.   INVENTORIES

Inventories consisted of the following (in millions):

	June 30, 2006	December 31, 2005
Raw materials	$29.7	$25.6
Work in process	25.6	17.8
Finished products	83.7	88.1
	$139.0	$131.5

4.   OTHER INTANGIBLE ASSETS

Other intangible assets subject to amortization consisted of the following (in millions):

June 30, 2006	Patents	Unpatented Technology	Other	Total
Cost	$195.9	$24.4	$24.2	$244.5
Accumulated amortization	(96.9)	(16.1)	(4.0)	(117.0)
Net carrying value	$99.0	$8.3	$20.2	$127.5
December 31, 2005
Cost	$195.7	$36.4	$22.2	$254.3
Accumulated amortization	(90.1)	(23.1)	(3.4)	(116.6)
Net carrying value	$105.6	$13.3	$18.8	$137.7

During the second quarter of 2006, the Company sold $3.8 million net book value of unpatented technology in connection with the sale of a product line (Note 2).

During the first quarter of 2006, in connection with the favorable settlement of patent litigation with Medtronic, Inc. (see Note 7), the Company wrote off $2.9 million of capitalized legal costs as an offset against the gain.

Edwards Lifesciences Corporation
Notes to Consolidated Condensed Financial Statements (Continued)
June 30, 2006
(unaudited)

4.   OTHER INTANGIBLE ASSETS (Continued)

Amortization expense related to other intangible assets for the three months ended June 30, 2006 and 2005, was $4.4 million and $4.6 million, respectively, and for the six months ended June 30, 2006 and 2005, was $8.8 million and $8.8 million, respectively. Estimated amortization expense for each of the years ending December 31, is as follows (in millions):

2006	$17.6
2007	17.4
2008	15.5
2009	14.4
2010	11.1

5.   DEFINED BENEFIT PLANS

The components of net periodic benefit costs for the three and six months ended June 30, 2006 and 2005 are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Service cost	$0.7	$0.7	$1.4	$1.5
Expected employee contributions	—	—	(0.1)	(0.1)
Interest cost	0.6	0.5	1.1	1.1
Expected return on plan assets	(0.6)	(0.5)	(1.1)	(1.0)
Amortization of prior service cost and other	—	0.2	0.1	0.3
Net periodic pension benefit cost	$0.7	$0.9	$1.4	$1.8

6.   STOCK-BASED COMPENSATION

The Edwards Lifesciences Corporation Long-Term Stock Incentive Compensation Program (the “Program”) provides for the grant of incentive and non-qualified stock options, restricted stock and restricted stock units for eligible employees and contractors of the Company. Under the Program, these grants are awarded at a price equal to the fair market value at the date of grant based upon the closing price on the date immediately preceding the grant date. Options to purchase shares of the Company’s common stock granted under the Program generally vest over predetermined periods of between three to four years and expire seven years after the date of grant. Restricted stock units of the Company’s common stock granted under the Program generally vest over predetermined periods ranging from two to five years after the date of grant. On May 11, 2006, an amendment and restatement of the Program was approved by the Company’s stockholders. Under the amended Program, the number of shares of common stock available for issuance under the Program was increased by 0.9 million shares from 16.9 million shares to 17.8 million shares. No more than 1.0 million shares reserved for issuance may be granted in the form of restricted stock or restricted stock units.

Edwards Lifesciences Corporation
Notes to Consolidated Condensed Financial Statements (Continued)
June 30, 2006
(unaudited)

6.   STOCK-BASED COMPENSATION (Continued)

The Company also maintains the Nonemployee Directors Stock Incentive Compensation Program (the “Nonemployee Directors Program”). Under the Nonemployee Directors Program, each nonemployee director may receive annually up to 10,000 stock options or 4,000 restricted stock units of the Company’s common stock, or a combination thereof, provided that in no event may the total value of the combined annual award exceed $0.2 million. Additionally, each nonemployee director may elect to receive all or a portion of the annual cash retainer to which the director is otherwise entitled through the issuance of stock options or restricted stock units. Each option and restricted stock unit award generally vests in three equal annual installments. Upon a director’s initial election to the Board, the director receives an initial grant of 5,000 shares of restricted stock or restricted stock units. These grants vest 50% after one year and the balance vests after two years from the date of grant. The Nonemployee Directors Program was amended on February 17, 2005, to limit to no more than 60,000 the number of shares that will be used for initial awards with two-year vesting, after which the Company will provide initial awards with a minimum three-year vesting. Under the Nonemployee Directors Program, an aggregate of 600,000 shares of the Company’s common stock has been authorized for issuance.

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

Stock option activity during the six months ended June 30, 2006 under the Program and the Nonemployee Directors Program was as follows (in millions, except years and per-share amounts):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2005	10.3	$27.62
Options granted	0.1	43.45
Options exercised	(0.3)	21.61
Options forfeited	(0.1)	35.30
Outstanding as of March 31, 2006	10.0	27.88	4.9 years	$159.5
Options granted	1.2	43.93
Options exercised	(0.4)	20.15
Options forfeited	(0.1)	37.51
Outstanding as of June 30, 2006	10.7	29.84	4.9 years	167.5
Exercisable as of June 30, 2006	7.2	24.62	4.5 years	149.3

Edwards Lifesciences Corporation
Notes to Consolidated Condensed Financial Statements (Continued)
June 30, 2006
(unaudited)

6.   STOCK-BASED COMPENSATION (Continued)

The following table summarizes nonvested restricted stock units and activity during the six months ended June 30, 2006 under the Program and the Nonemployee Directors Program (in millions, except per-share amounts):

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested as of December 31, 2005	0.3	$44.21
Granted	0.1	43.00
Vested	—	—
Forfeited	—	—
Nonvested as of March 31, 2006	0.4	44.13
Granted	0.3	43.90
Vested	—	—
Forfeited	—	—
Nonvested as of June 30, 2006	0.7	44.08

The intrinsic value of options exercised and vested restricted stock units during the three and six months ended June 30, 2006 was $10.1 million and $16.2 million, respectively. The total grant date fair value of stock options vested during the three and six months ended June 30, 2006 was $0.9 million and $1.3 million, respectively. The Company received cash of $8.0 million and $13.8 million, respectively, from exercises of stock options and realized related tax benefits of $2.5 million and $3.8 million, respectively, during the three and six months ended June 30, 2006.

As of June 30, 2006, the total remaining unrecognized compensation expense related to nonvested stock options, restricted stock units and employee stock purchase subscriptions amounted to $57.1 million, which will be amortized over the weighted-average remaining requisite service period of 34 months.

7.   COMMITMENTS AND CONTINGENCIES

On August 18, 2003, Edwards Lifesciences filed a lawsuit against Medtronic, Inc. and its affiliate, Medtronic Vascular, Inc. (collectively, “Medtronic”), Cook, Inc. and W.L. Gore & Associates alleging infringement of a patent exclusively licensed to the Company. The lawsuit was filed in the United States District Court for the Northern District of California, seeking monetary damages and injunctive relief. On September 2, 2003, a second patent exclusively licensed to the Company was added to the lawsuit. As announced on January 23, 2006, Edwards Lifesciences settled this litigation with Medtronic. In exchange for a cash payment of $37.5 million from Medtronic to Edwards Lifesciences and Australian-based Endogad Research Pty., Ltd. (the company formed by the clinician-inventors of the patents), Medtronic was granted nonexclusive licenses to the patents involved in the litigation, as well as to certain other related patents. The Company recorded a gain of $20.2 million in January 2006, which consists of the $37.5 million cash, offset by the $13.7 million settlement paid to Endogad, capitalized patent enforcement costs of $2.9 million and current legal fees. Edwards Lifesciences remains in litigation with Cook, Inc. and

Edwards Lifesciences Corporation
Notes to Consolidated Condensed Financial Statements (Continued)
June 30, 2006
(unaudited)

7.   COMMITMENTS AND CONTINGENCIES (Continued)

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

8.   COMPREHENSIVE INCOME

Reconciliation of net income to comprehensive income is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$36.1	$13.9	$82.0	$45.1
Other comprehensive income:
Currency translation adjustments	1.9	(11.0)	4.3	(19.3)
Unrealized net gain (loss) on investments in unconsolidated affiliates, net of tax	0.9	(4.0)	4.1	(5.8)
Reclassification adjustments for other-than-temporary impairments	—	0.9	—	0.9
Unrealized net gain (loss) on cash flow hedges, net of tax	(3.7)	6.5	(6.6)	11.3
Pension adjustment, net of tax	—	—	—	(0.2)
Comprehensive income	$35.2	$6.3	$83.8	$32.0

Edwards Lifesciences Corporation
Notes to Consolidated Condensed Financial Statements (Continued)
June 30, 2006
(unaudited)

9.   EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average common shares outstanding during a period. SFAS No. 128, “Earnings per Share,” requires that employee equity share options, nonvested shares and similar equity instruments granted by the Company are treated as potential common shares in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of the conversion of contingently convertible senior debentures, restricted stock units and in-the-money options. The dilutive impact of the restricted stock units and in-the-money options is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation expense for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. Potential common share equivalents have been excluded where their inclusion would be anti-dilutive.

The table below presents the computation of basic and diluted earnings per share (in millions, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Basic:
Net income	$36.1	$13.9	$82.0	$45.1
Weighted-average shares outstanding	58.8	59.6	59.0	59.5
Basic earnings per share	$0.61	$0.23	$1.39	$0.76
Assuming dilution:
Net income	$36.1	$13.9	$82.0	$45.1
Interest expense related to contingently convertible debt, net of tax	1.0	—	2.0	2.0
Net income applicable to diluted shares	$37.1	$13.9	$84.0	$47.1
Weighted-average shares outstanding	58.8	59.6	59.0	59.5
Dilutive effect of contingently convertible debt	2.7	—	2.7	2.7
Dilutive effect of stock plans	2.7	2.8	2.7	2.9
Dilutive weighted-average shares outstanding	64.2	62.4	64.4	65.1
Diluted earnings per share	$0.58	$0.22	$1.30	$0.72

Stock options to purchase approximately 2.7 million and 1.4 million shares for the three months ended June 30, 2006 and 2005, respectively, and 2.2 million and 1.5 million shares for the six months ended June 30, 2006 and 2005, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

Edwards Lifesciences Corporation
Notes to Consolidated Condensed Financial Statements (Continued)
June 30, 2006
(unaudited)

10.   INCOME TAXES

Beginning in 2002 through 2005, the Company recorded other-than-temporary impairments and unrealized losses related to certain of its investments in unconsolidated affiliates. The tax benefits that result from reductions in the value of these investments are subject to the Company realizing sufficient capital gains with which to offset these capital losses. Due to the uncertainty of the Company realizing future capital gains, the Company has consistently recorded valuation allowances against these deferred tax assets as they have accumulated. As of December 31, 2005, deferred tax assets with corresponding valuation allowances of approximately $25.2 million had accumulated. During the second quarter of 2006, the Company realized a capital gain related to a sale of a non-strategic pharmaceutical product line (see Note 2). This capital gain has allowed the Company to utilize a portion of the accumulated losses related to the reduced values of certain investments in unconsolidated affiliates. As a result, valuation allowances of $3.7 million were reversed, reducing income tax expense during the three months ended June 30, 2006.

11.   SEGMENT INFORMATION

Edwards Lifesciences conducts operations worldwide and is managed in four geographical regions: North America, Europe, Japan and Intercontinental. The North America region includes the United States, Canada and Puerto Rico. The Intercontinental region covers primarily Latin America, Asia and the rest of the world (excluding North America, Europe and Japan). All regions sell products that are used to treat advanced cardiovascular disease. In December 2005, based on continuing changes in how certain financial information is used to assess performance and allocate resources, Edwards Lifesciences determined that its four geographic regions are reportable segments as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” To facilitate the comparison of current year segment results to that of prior years, segment disclosures for the three and six months ended June 30, 2005 have been adjusted to reflect these changes.

The Company evaluates the performance of its segments based on net sales and income before provision for income taxes (“pre-tax income”). The accounting policies of the segments are substantially the same as those described in Note 2, “Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Net sales and pre-tax income of reportable segments are based on internally derived standard foreign exchange rates, which may differ from year to year, and do not include inter-segment profits. Because of the interdependence of the reportable segments, the pre-tax income as presented may not be representative of the geographical distribution that would occur if the segments were not interdependent.

Certain items are maintained at the corporate level and are not allocated to the segments. The non-allocated items include most of the Company’s amortization expense, net interest expense, global marketing expenses, corporate research and development expenses, United States manufacturing variances, corporate headquarters costs, in-process research and development, special (gains) charges, stock-based compensation, foreign currency and interest rate hedging activities and certain litigation costs. Although most of the Company’s depreciation expense is included in segment pre-tax income, due to the Company’s methodology for cost build-up, it is impractical to determine the amount of depreciation expense included in each segment. The Company neither discretely allocates assets to its operating segments, nor evaluates the operating segments using discrete asset information.

Edwards Lifesciences Corporation
Notes to Consolidated Condensed Financial Statements (Continued)
June 30, 2006
(unaudited)

11.   SEGMENT INFORMATION (Continued)

The table below presents information about Edwards Lifesciences’ reportable segments (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net Sales
North America	$128.0	$123.4	$254.1	$238.5
Europe	57.4	51.9	112.8	100.8
Japan	44.6	45.7	88.9	92.0
Intercontinental	26.1	22.7	48.9	44.3
Total segment net sales	$256.1	$243.7	$504.7	$475.6
Pre-Tax Income
North America	$68.9	$66.7	$137.1	$127.8
Europe	14.4	12.5	28.6	23.3
Japan	16.5	16.2	33.6	33.1
Intercontinental	4.9	2.9	6.2	6.2
Total pre-tax income	$104.7	$98.3	$205.5	$190.4

The table below presents reconciliations of segment net sales to consolidated net sales and segment pre-tax income to consolidated pre-tax income (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net Sales Reconciliation
Segment net sales	$256.1	$243.7	$504.7	$475.6
Foreign currency	11.2	14.5	19.3	31.7
Consolidated net sales	$267.3	$258.2	$524.0	$507.3
Pre-Tax Income Reconciliation
Segment pre-tax income	$104.7	$98.3	$205.5	$190.4
Unallocated amounts:
Corporate items	(67.3)	(56.1)	(130.9)	(111.7)
Special (gains) charges, net	0.7	(28.9)	24.5	(25.6)
Interest expense, net	(0.6)	(3.3)	(1.5)	(6.1)
Impact of foreign currency rate differences	8.0	5.3	14.3	10.9
Consolidated pre-tax income	$45.5	$15.3	$111.9	$57.9

Edwards Lifesciences Corporation
Notes to Consolidated Condensed Financial Statements (Continued)
June 30, 2006
(unaudited)

11.   SEGMENT INFORMATION (Continued)

Enterprise-Wide Information

Enterprise-wide information is based on foreign exchange rates used in the Company’s consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net Sales by Geographic Area
United States	$122.6	$119.0	$243.7	$230.2
Other countries	144.7	139.2	280.3	277.1
	$267.3	$258.2	$524.0	$507.3
Net Sales by Major Product Lines
Heart Valve Therapy	$127.8	$125.7	$252.9	$242.4
Critical Care	89.6	81.6	170.7	161.5
Cardiac Surgery Systems	24.3	26.2	47.6	51.4
Vascular	19.1	16.9	37.3	33.2
Other Distributed Products	6.5	7.8	15.5	18.8
	$267.3	$258.2	$524.0	$507.3

	June 30, 2006	December 31, 2005
Long-Lived Tangible Assets by Geographic Area
United States	$173.1	$158.2
Other countries	61.6	69.8
	$234.7	$228.0

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

Edwards Lifesciences’ heart valve therapy portfolio is comprised of tissue heart valves and heart valve repair products. A pioneer in the development and commercialization of heart valve products, Edwards Lifesciences is the world’s leading manufacturer of tissue heart valves and repair products used to replace or repair a patient’s diseased or defective heart valve. In the critical care area, Edwards Lifesciences is a world leader in hemodynamic monitoring systems used to measure a patient’s heart function and in disposable pressure transducers, and also provides central venous access products for fluid and drug delivery. The Company’s cardiac surgery systems portfolio comprises a diverse line of products for use during cardiac surgery including cannula, transmyocardial revascularization technology, oxygenators, blood containers, filters and other disposable products. Edwards Lifesciences’ vascular portfolio includes a line of balloon catheter-based products, surgical clips and inserts, artificial implantable grafts, and stents used in the treatment of peripheral vascular disease. Lastly, other distributed products include sales of intra-aortic balloon pumps and other products sold primarily though the Company’s distribution network in Japan.

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

Upon adoption of SFAS 123R, the Company changed its method of attributing the value of restricted stock unit awards from the graded vesting attribution method to the straight-line attribution method. Compensation expense for all restricted stock unit awards granted on or prior to adoption of SFAS 123R will continue to be recognized using the graded vesting attribution method while compensation expense for all restricted stock units granted subsequent to the adoption is recognized using the straight-line attribution method. Stock-based compensation expense related to stock options will continue to be recognized using the straight-line attribution method. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to the adoption of SFAS 123R, the Company accounted for forfeitures as they occurred.

Total stock-based compensation expense recognized under SFAS 123R for the three months ended June 30, 2006 was $6.9 million, which was included in (a) cost of goods sold, (b) selling, general and administrative expenses and (c) research and development expenses, in the amounts of $0.9 million, $4.8 million, and $1.2 million, respectively.  Total stock-based compensation expense recognized under SFAS 123R for the six months ended June 30, 2006 was $12.7 million, which was included in (a) cost of goods sold, (b) selling, general and administrative expenses and (c) research and development expenses in the amounts of $1.7 million, $8.8 million, and $2.2 million, respectively. Prior to the adoption of SFAS 123R, the Company accounted for employee stock-based compensation plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in SFAS 123. As a result of adopting SFAS 123R, the Company’s income before provision for income taxes and net income for the three months ended June 30, 2006 were $4.9 million and $3.3 million lower, respectively, and for the six months ended June 30, 2006 were $9.4 million and $6.6 million lower, respectively, than if the Company had continued to account for stock-based compensation under APB 25. Basic and diluted net income per share for the three months ended June 30, 2006 were $0.06 and $0.05 lower, respectively, and for the six months ended June 30, 2006 were $0.11 and $0.10 lower, respectively, than if the Company had continued to account for stock-based compensation under APB 25. Prior to the adoption of SFAS 123R, benefits of tax deductions in excess of recognized compensation expense were reported as operating cash flows. SFAS 123R requires that they be recorded as a financing cash inflow rather than as a reduction of taxes paid. For the six months ended June 30, 2006, $2.3 million of excess tax benefits have been classified as a financing cash inflow.

Results of Operations

Net Sales Trends

The following is a summary of United States and international net sales (dollars in millions):

	Three Months Ended June 30,			Percent	Six Months Ended June 30,			Percent
	2006	2005	Change	Change	2006	2005	Change	Change
United States	$122.6	$119.0	$3.6	3.0%	$243.7	$230.2	$13.5	5.9%
International	144.7	139.2	5.5	4.0%	280.3	277.1	3.2	1.2%
Total net sales	$267.3	$258.2	$9.1	3.5%	$524.0	$507.3	$16.7	3.3%

The $3.6 million increase in net sales in the United States for the three months ended June 30, 2006 was due primarily to increased sales in (1) critical care, driven by sales growth of the new FloTrac minimally invasive monitoring system and core critical care products, and (2) vascular products, driven by sales of the LifeStent products.

The $13.5 million increase in net sales in the United States for the six months ended June 30, 2006 was due primarily to increased sales in heart valve therapy, critical care, and vascular products. The increase in heart valve therapy was primarily driven by the continuing penetration of the Company’s Carpentier-Edwards PERIMOUNT Magna valve and Carpentier-Edwards PERIMOUNT Magna valve with ThermaFix, which led to market share gains.  The increase in critical care was primarily driven by sales of the new FloTrac minimally invasive monitoring system and core critical care products. The increase in vascular was primarily driven by sales of LifeStent products.

The $5.5 million and $3.2 million increases in international net sales for the three and six months ended June 30, 2006, respectively, were due primarily to:

•                    critical care products, which increased net sales by $6.7 million and $9.4 million, respectively;

•                    heart valve therapy products, which increased net sales by $3.1 million and $8.8 million, respectively, driven primarily by increased valve sales including increased PERIMOUNT valve sales in Europe; and

•                    vascular products, which increased net sales by $1.3 million and $2.4 million, respectively;

partially offset by decreases in net sales due primarily to:

•                    foreign currency exchange rate fluctuations, which decreased net sales by $2.8 million and $11.7 million, respectively (primarily due to the weakening of the Euro and Japanese yen against the United States dollar); and

•                    the impact of the sale of product lines in Japan, which decreased net sales by $3.0 million and $7.9 million, respectively.

The impact of foreign currency exchange rate fluctuations on net sales would not necessarily be indicative of the impact on net income due to the corresponding effect of foreign currency exchange rate fluctuations on international manufacturing and operating costs and the Company’s hedging activities.

Net Sales by Product Line

The following table is a summary of net sales by product line (dollars in millions):

	Three Months Ended June 30,			Percent	Six Months Ended June 30,			Percent
	2006	2005	Change	Change	2006	2005	Change	Change
Heart Valve Therapy	$127.8	$125.7	$2.1	1.7%	$252.9	$242.4	$10.5	4.3%
Critical Care	89.6	81.6	8.0	9.8%	170.7	161.5	9.2	5.7%
Cardiac Surgery Systems	24.3	26.2	(1.9)	(7.3)%	47.6	51.4	(3.8)	(7.4)%
Vascular	19.1	16.9	2.2	13.0%	37.3	33.2	4.1	12.3%
Other Distributed Products	6.5	7.8	(1.3)	(16.7)%	15.5	18.8	(3.3)	(17.6)%
Total net sales	$267.3	$258.2	$9.1	3.5%	$524.0	$507.3	$16.7	3.3%

Heart Valve Therapy

The $2.1 million and $10.5 million increases in net sales of heart valve therapy products for the three and six months ended June 30, 2006, respectively, were due primarily to:

•                    pericardial tissue valves, which increased net sales by $3.6 million and $13.9 million, respectively, primarily as a result of the Company’s higher priced Carpentier-Edwards PERIMOUNT Magna valves; and

•                    heart valve repair products, which increased net sales by $2.2 million and $5.5 million, respectively, primarily as a result of the continuing adoption of the Company’s newest, disease-specific products including the Edwards MC3, IMR ETLogix and GeoForm rings;

partially offset by decreases in net sales due primarily to:

•                    porcine and mechanical valves, which decreased net sales by $2.2 million and $3.2 million, respectively; and

•                    foreign currency exchange rate fluctuations, which decreased heart valve therapy net sales by $1.6 million and $5.6 million, respectively (primarily due to the weakening of Euro and Japanese yen against the United States dollar).

During 2006, the Company’s sales growth in heart valve therapy was negatively impacted by the trialing of a competing valve which was introduced late in 2005. Management believes that this negative impact will be temporary.

With the addition of the Company’s ThermaFix anti-calcification treatment, the Company anticipates that its PERIMOUNT Magna aortic valves will continue to be a strong contributor to sales growth. The Company’s new PERIMOUNT Magna mitral valve is gaining physician acceptance in Europe and the Company expects to receive FDA approval in the United States later in 2006. Unlike most competitive porcine tissue valves, PERIMOUNT Magna mitral is designed specifically for the requirements of the mitral position. In addition, sales of the Company’s PERIMOUNT Theon mitral valve continued to grow globally.

Global heart valve repair sales grew in the three and six months ended June 30, 2006 and the Company expects to introduce another new mitral repair system in fourth quarter of 2006. Additionally, in July 2006, the Company received approval for the Edwards MC3 ring in Japan.

Critical Care

The $8.0 million and $9.2 million increases in net sales of critical care products for the three and six months ended June 30, 2006, respectively, were due primarily to:

•                    recently launched FloTrac systems, which increased net sales by $2.8 million and $4.5 million, respectively;

•                    hemofiltration products, which increased net sales by $2.7 million and $4.1 million, respectively;

•                    advanced technology catheter products, which increased net sales by $2.5 million and $4.0 million, respectively, driven primarily by market share gains; and

•                    pressure monitoring products, which increased net sales by $2.2 million and $4.0 million, respectively;

partially offset by decreases in net sales due primarily to:

•                    currency exchange rate fluctuations, which decreased net sales by $1.1 million and $4.3 million, respectively, (primarily due to the weakening of the Euro and Japanese yen against the United States dollar); and

•                    base hemodynamic catheter products, which decreased net sales by $1.6 million and $2.9 million, respectively.

The Company launched its FloTrac system in Japan in early April 2006 and expects worldwide FloTrac system sales to be a significant contributor to critical care sales growth.

Cardiac Surgery Systems

The $1.9 million and $3.8 million decreases in net sales of cardiac surgery systems for the three and six months ended June 30, 2006, respectively, were due primarily to the sale of the Company’s perfusion product line in Japan in 2005 which decreased net sales by $2.7 million and $6.0 million, respectively. The decreases were partially offset by increased sales of specialty cannula products, driven primarily by market share gains. In January 2006, the Company launched its Optiwave 980 cardiac ablation system and continues its market trialing of product.

Vascular

The $2.2 million and $4.1 million increases in net sales of vascular products for the three and six months ended June 30, 2006, respectively, were due primarily to LifeStent products, which increased net sales by $2.3 million and $4.3 million, respectively. During the second quarter of 2006, the Company made some minor enhancements to its new FlexStar delivery system and expects to launch the full line in the third quarter 2006. In addition, the Company expects to introduce a new line of longer-length stents, FlexStar XL, in the third quarter of 2006.

Other Distributed Products

The $1.3 million and $3.3 million decreases in net sales of other distributed products for the three and six months ended June 30, 2006, respectively, were due primarily to the exit from the Japan pacemaker product line in the first quarter of 2005 and currency exchange rate fluctuations, which decreased net sales by $0.4 million and $1.3 million, respectively (primarily due to the weakening of the Japanese yen against the United States dollar). In May 2006, the Company divested a non-strategic pharmaceutical product line representing approximately $2 million in annual sales.

Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Change	2006	2005	Change
Gross profit as a percentage of net sales	64.2%	62.1%	2.1pts.	64.0%	61.7%	2.3pts.

Gross profit as a percentage of net sales for the three and six months ended June 30, 2006 increased compared to the same period in the prior year due primarily to a 1.1 and a 1.4 percentage point increase, respectively, from the favorable impact of foreign currency, including the expiration of currency hedging contracts, and a 0.7 and a 0.8 percentage point increase, respectively, from discontinued lower margin products.

Selling, General and Administrative (SG&A) Expenses

(dollars in millions)

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Change	2006	2005	Change
SG&A expenses	$97.0	$90.1	$6.9	$189.2	$175.7	$13.5
SG&A expenses as a percentage of net sales	36.3%	34.9%	1.4pts.	36.1%	34.6%	1.5pts.

The increases in selling, general and administrative expenses for the three and six months ended June 30, 2006 were due primarily to $3.2 million and $6.2 million, respectively, of stock-based compensation expense as a result of adopting SFAS 123R, and higher sales and marketing expenses of $3.8 million and $7.7 million, respectively, primarily related to the Company’s heart valve therapy franchise and new products in the United States. Partially offsetting these increases was the favorable impact of foreign exchange rates on international expenses.

The increases in selling, general and administrative expenses as a percentage of sales for the three and six months ended June 30, 2006 were due primarily to stock-based compensation expense.

Research and Development Expenses

(dollars in millions)

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Change	2006	2005	Change
Research and development expenses	$28.9	$24.2	$4.7	$56.1	$49.2	$6.9
Research and development expenses as a percentage of net sales	10.8%	9.4%	1.4pts.	10.7%	9.7%	1.0pts.

The increases in research and development expenses for the three and six months ended June 30, 2006 were due primarily to additional investments in the Company’s surgical and percutaneous heart valve programs and $1.0 million and $1.8 million, respectively, of stock-based compensation expense as a result of adopting SFAS 123R.

In the Company’s percutaneous aortic valve program, the Company completed enrollment of its 20 patient United States clinical feasibility trial during the second quarter of 2006, using the Cribier-Edwards percutaneous aortic valve. The Company also announced that the United States Food and Drug Administration (“FDA”) approved its request to expand enrollment by an additional 35 patients, while collecting the necessary follow-up data on the first 20 patients. Cases are ongoing at the three approved clinical sites and the Company is continuing to work closely with the FDA to finalize the design of the pivotal trial, which the Company expects to begin in early 2007.

Outside the United States, the percutaneous aortic heart valve multi-center CE mark study is on-going in Europe and Canada. The Company continues to train physicians and add new sites, which the Company expects will enable it to complete enrollment by early 2007. As a result, the Company expects to receive a CE mark by the end of 2007.

As a result of performing more than 50 cases in Europe and Canada, the Company believes it has established the feasibility of its Ascendra minimal access, beating heart aortic valve program. The Company is pursuing an approval that coincides with the approval of the percutaneous aortic valve system. As a result, the Company expects to receive a CE mark for this product by the end of 2007.

In percutaneous repair, the Company’s feasibility work with Edwards MOBIUS Leaflet repair system is continuing in Europe and Canada. The Company has made procedural and device enhancements, including a modified device to accommodate thicker mitral leaflets enabling treatment of a broader group of patients. As a result, the Company expects to complete the feasibility trial by the end of 2006, at which point the Company will assess and develop plans for the pivotal trial necessary to gain regulatory approval for commercial sale.

In the Company’s coronary sinus mitral repair technology, Edwards MONARC annuloplasty system, the Company completed enrollment of its 30 patient feasibility in Canada and Europe in the second quarter of 2006. The Company is planning a 90-day efficacy assessment and is continuing to enroll additional patients while it awaits the necessary follow-up data.

Special (Gains) Charges, net

(dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Gain on sale of product lines	$(4.5)	$—	$(10.2)	$(7.7)
Impairment of assets held for sale	2.6	—	2.6	—
Litigation reserve	1.2	—	1.2	—
Gain on patent settlement	—	—	(20.2)	—
Realignment expenses, net	—	—	2.1	5.7
Restructure 3F agreements	—	22.8	—	22.8
Investment impairments	—	4.8	—	4.8
Special (gains) charges, net	$0.7	$27.6	$(24.5)	$25.6

Gain on Sale of Product Lines

In May 2006, the Company sold a non-strategic pharmaceutical product line to Bioniche Teoranta for $9.0 million. The sale of the assets resulted in a $4.5 million gain, consisting of cash proceeds of $9.0 million, offset by $4.5 million related primarily to the net book value of intangible assets and inventory that were sold.

During the first quarter of 2005, the Company sold its perfusion product line in Japan to Terumo Corporation for cash consideration of $14.9 million, of which $5.7 million was received in March 2006 as an earn-out payment. In addition, the Company exited its pacemaker distribution product line in Japan and realigned its Japanese operations as discussed in the “Realignment Expense, net” section to follow.

These transactions resulted in a gain on the sale of the Company’s Japan perfusion product line of $7.7 million.

Impairment of Assets Held for Sale

In the second quarter of 2006, the Company initiated the sale of most assets related to its remaining international cardiopulmonary perfusion product line. The Company expects that a sale of the assets will be completed by the end of 2006. In connection with the sale of assets, the Company determined that the carrying values of the underlying assets exceeded their fair values. Consequently, per SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in the second quarter of 2006 the Company recorded an impairment loss of $2.6 million, which represents the excess of the carrying values of the assets over their fair values, and includes direct incremental costs to transact the sale of $1.5 million. The carrying value of the assets held for sale is $8.0 million, and these assets are no longer being depreciated.

Litigation Reserve

In the second quarter of 2006, the Company recorded a $1.2 million charge for litigation reserves.

Gain on Patent Settlement

In January 2006, the Company recorded a patent dispute settlement gain of $20.2 million, which consisted of a net payment of $23.8 million received from Medtronic, Inc., offset by patent enforcement costs. See Note 7 for additional information.

Realignment Expenses, net

Realignment expenses of $2.1 million were recorded in the first quarter of 2006, representing primarily severance expenses associated with the planned closure of a manufacturing facility in Japan (impacting 92 employees). The Company anticipates payments to be made through the third quarter of 2007. As of June 30, 2006, $0.1 million had been paid related to these actions. The realignment expenses are net of a $0.4 million reversal of previously accrued severance costs related to the sale of the Japan perfusion product line to Terumo as discussed below.

In January 2005, the Company announced that it was realigning its business in Japan as part of the Company’s continued efforts to focus on its core cardiovascular businesses. In conjunction with the sale of the Japan perfusion product line to Terumo, the Company recorded a $5.7 million charge in the second quarter of 2005 relating to the realignment of its operations, primarily related to severance costs. As of June 30, 2006, the payments related to the realignment were substantially complete.

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

Investment impairments

During the quarter ended June 30, 2005, the Company recorded a special charge of $4.8 million related to the other-than-temporary impairment of investments in two unconsolidated affiliates.

Interest Expense, net

(dollars in millions)

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Change	2006	2005	Change
Interest expense	$2.7	$3.7	$(1.0)	$5.5	$6.8	$(1.3)
Interest income	(2.1)	(0.4)	(1.7)	(4.0)	(0.7)	(3.3)
Interest expense, net	$0.6	$3.3	$(2.7)	$1.5	$6.1	$(4.6)

The decreases in interest expense for the three and six months ended June 30, 2006 resulted primarily from lower interest rates, due to floating-to-fixed interest rate swaps in 2005 that matured in the second quarter of 2005, combined with a greater proportion of debt in low interest rate countries. The increases in interest income for the three and six months ended June 30, 2006 resulted primarily from a higher cash and cash equivalent balance and higher interest rates.

Other Expense (Income), net

The following is a summary of other expense (income), net:

(dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Foreign exchange gain, net	$(0.3)	$(0.3)	$(0.4)	$(2.1)
Accounts receivable securitization costs	0.6	0.4	1.2	0.7
Other	—	(0.3)	0.2	0.1
Other expense (income), net	$0.3	$(0.2)	$1.0	$(1.3)

The net foreign exchange gains for the three and six months ended June 30, 2006 and 2005 relate primarily to global trade and intercompany receivable and payable balances.

Provision for Income Taxes

The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in a domestic and international environment with significant operations in various locations outside the United States, many of which have statutory tax rates lower than the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.

The effective income tax rates were 20.7% and 26.7% for the three and six months ended June 30, 2006, respectively, and 9.2% and 22.1% for the three and six months ended June 30, 2005, respectively. The 2006 income tax rates were impacted by the Medtronic Inc. patent dispute settlement in the first quarter of 2006, which was tax effected at the Company’s combined United States federal and state tax rate of 39.4%, and a $3.7 million release of valuation allowances against deferred tax assets in the second quarter of 2006. The valuation allowances were no longer necessary because of the recognition of a taxable gain from the May 2006 sale of a product line.

The 2005 income tax rates were impacted by valuation allowances established against deferred tax assets arising from investment impairments and charges for the restructuring of development and supply agreements.

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

As of June 30, 2006, the Company had an unsecured revolving credit agreement (“the Credit Agreement”), expiring on June 26, 2009, which provides up to an aggregate of $500.0 million in one-to six-month borrowings in multiple currencies. Borrowings currently bear interest at the London interbank offering rate (“LIBOR”) plus 0.5%, which includes a facility fee and is subject to adjustment in the event of a change in the Company’s leverage ratio, as defined by the Credit Agreement. The Company pays this facility fee regardless of available or outstanding borrowings, currently at an annual rate of 0.1%. As of June 30, 2006, borrowings of $129.6 million were outstanding under the Credit Agreement. The Credit Agreement contains various financial and other covenants, all of which the Company was in compliance with at June 30, 2006.

In addition to the Credit Agreement, as of June 30, 2006, the Company had outstanding $150.0 million of convertible senior debentures, issued at par, bearing an interest rate of 3.875% per annum due May 15, 2033 (the “Notes”). Interest is payable semi-annually in May and November. Issuance costs of approximately $4.4 million are being amortized to interest expense over 5 years. The Notes are convertible, as defined per the agreement, into 18.29 shares of the Company’s common stock for each $1,000 principal amount of Notes (conversion price of $54.66 per share), subject to adjustment.

The Company has two securitization programs whereby certain subsidiaries in the United States and Japan sell, without recourse, on a continuous basis, an undivided interest in certain eligible pools of accounts receivable. The significant benefits of the securitizations are lower cost of funds and differentiated sources of liquidity. The Company has been able to effectively lower its overall cost of funds as a result of the interest rate spreads it pays on these advances as opposed to borrowings under the current LIBOR-based credit facility. Additionally, the Company believes that in diversifying its funding sources, the Company’s funding availability in the capital markets is strengthened. As of June 30, 2006, the Company had sold a total of $81.4 million of trade accounts receivable and received funding of $69.3 million. The securitization program in the United States expires on September 19, 2006, and the securitization program in Japan expires on December 3, 2008.

At June 30, 2006, there were no material changes in the Company’s significant contractual obligations and commercial commitments as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2005.

Cash flows provided by operating activities for the six months ended June 30, 2006 increased $47.1 million from the same period a year ago primarily due to (1) the net cash received from the patent litigation settlement with Medtronic of $23.8 million and (2) a non-recurring cash payment of $23.0 million made in the prior period related to the restructuring of development and supply agreements.

Net cash used by investing activities of $12.6 million in the six months ended June 30, 2006 consisted primarily of capital expenditures of $24.0 million and investments in intangible assets of $2.0 million, partially offset by proceeds from the sale of product lines of $14.7 million.

Net cash used by investing activities of $6.8 million in the six months ended June 30, 2005 consisted primarily of capital expenditures of $15.8 million, partially offset by proceeds from the sale of the Japan perfusion product line of $9.2 million.

Net cash used in financing activities of $100.5 million in the six months ended June 30, 2006 consisted primarily of purchases of treasury stock of $85.9 million and net payments on long term debt of $41.5 million, partially offset by the proceeds from stock plans of $17.9 million.

Net cash provided by financing activities of $8.1 million in the six months ended June 30, 2005 consisted primarily of the proceeds from stock plans of $14.7 million and net proceeds from issuance of long term debt of $5.8 million, partially offset by purchases of treasury stock of $16.0 million.

Critical Accounting Policies

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to the Company’s critical accounting policies which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained on pages 39-42 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Management believes that at June 30, 2006 there has been no material change to this information.

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

Total stock-based compensation expense recognized under SFAS 123R for the three months ended June 30, 2006 was $6.9 million, which was included in (a) cost of goods sold, (b) selling, general and administrative expenses and (c) research and development expenses, in the amounts of $0.9 million, $4.8 million, and $1.2 million, respectively. Total stock-based compensation expense recognized under SFAS 123R for the six months ended June 30, 2006 was $12.7 million, which was included in (a) cost of goods sold, (b) selling, general and administrative expenses and (c) research and development expenses in the amounts of $1.7 million, $8.8 million, and $2.2 million, respectively.

Prior to the adoption of SFAS 123R, the Company accounted for employee stock-based compensation plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in SFAS 123. As a result of adopting SFAS 123R, the Company’s income before provision for income taxes and net income for the three months ended June 30, 2006 were $4.9 million and $3.3 million lower, respectively, and for the six months ended June 30, 2006 were $9.4 million and $6.6 million lower, respectively, than if the Company had continued to account for stock-based compensation under APB 25. Basic and diluted net income per share for the three months ended June 30, 2006 were $0.06 and $0.05 lower, respectively, and for the six months ended June 30, 2006 were $0.11 and $0.10 lower, respectively than if the Company had continued to account for stock-based compensation under APB 25. Prior to the adoption of SFAS 123R, benefits of tax deductions in excess of recognized compensation expense were reported as operating cash flows. SFAS 123R requires that they be recorded as a financing cash inflow rather than as a reduction of taxes paid. For the six months ended June 30, 2006, $2.3 million of excess tax benefits have been classified as a financing cash inflow.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. If there are changes in net assets as a result of application of FIN 48, these will be accounted for as an adjustment to retained earnings. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact, if any, of adopting FIN 48 on its consolidated financial statements.

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

As of June 30, 2006, Edwards Lifesciences had approximately $16.0 million of investments in equity instruments of other companies and had recorded unrealized gains of $3.5 million on these investments in “Accumulated Other Comprehensive Income (Loss),” net of tax. Should these companies experience a decline in financial condition or fail to meet certain development milestones, the investments’ values may decline and be considered other than temporary. As a result, impairment charges may be necessary.

Item 4.   Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the Company’s disclosure controls and procedures as of June 30, 2006. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have determined that such controls and procedures are effective to provide reasonable assurance that information relating to the Company, including its consolidated subsidiaries, required to be disclosed in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There have been no changes in the Company’s internal controls over financial reporting that were identified during the evaluation that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.   Legal Proceedings

Refer to Item 3 “Legal Proceedings” in Part I on page 21 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and Item 1 “Legal Proceedings” in Part II of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	(a)Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2006 through April 30, 2006	255,000	$43.67	255,000	1,020,000
May 1, 2006 through May 31, 2006	495,000	44.07	495,000	4,525,000
June 1, 2006 through June 30, 2006	525,000	44.82	525,000	4,000,000
Total	1,275,000	$44.30	1,275,000	4,000,000

        (a) On September 14, 2005, the Company announced that the Board of Directors approved a stock repurchase program authorizing the Company to purchase on the open market and in privately negotiated transactions up to an additional 2.0 million shares of the Company’s common stock. This program was completed in June 2006. On May 11, 2006, the Company announced that the Board of Directors approved a stock repurchase program authorizing the Company to purchase on the open market and in privately negotiated transactions up to an additional 4.0 million shares of the Company’s common stock.

Item 4.   Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of stockholders was held on May 11, 2006. Each of the nominees for directors, as listed in the proxy statement, was elected with the number of votes set forth below:

	In Favor	Withheld
Mike R. Bowlin	50,375,397	3,438,321
Barbara J. McNeil, M.D., Ph.D.	53,296,929	516,789
Michael A. Mussallem	52,818,962	994,756

In addition, the following directors’ terms of office are continuing:

John T. Cardis
Robert A. Ingram
Vernon R. Loucks Jr.
Philip M. Neal
David E.I. Pyott

The results of the other matters voted upon at the annual meeting are as follows:

	In Favor	Against	Abstain
Amendment and restatement of the Company’s Long-Term Stock Incentive Compensation Program	33,636,761	13,948,669	103,055
Ratification of the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm for fiscal year 2006	53,197,575	561,600	54,543

Item 6.   Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto and include the following:

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDWARDS LIFESCIENCES CORPORATION
(Registrant)
Date: August 8, 2006	By:	/s/ Thomas M. Abate
Thomas M. Abate Corporate Vice President, Chief Financial Officer and Treasurer (Chief Accounting Officer)

EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

Exhibit No.	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002