Form 10-Q
period 2006-09-30
EDWARDS LIFESCIENCES CORP
filed 2006-11-09
CIK 1099800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

The number of shares outstanding of the registrant’s common stock, $1.00 par value, as of October 31, 2006, was 57,893,651.

EDWARDS LIFESCIENCES CORPORATION

FORM 10-Q
For the quarterly period ended September 30, 2006

Part I. Financial Information

Item 1.   Financial Statements

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions, except par value; unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets
Cash and cash equivalents	$151.3	$178.6
Accounts and other receivables, net of allowances of $6.3 and $5.4, respectively	130.2	118.5
Inventories	148.9	131.5
Deferred income taxes	29.2	27.6
Prepaid expenses and other current assets	65.3	58.0
Total current assets	524.9	514.2
Property, plant and equipment, net	211.5	201.9
Goodwill	337.7	337.7
Other intangible assets, net	123.2	137.7
Investments in unconsolidated affiliates	14.3	10.7
Deferred income taxes	15.5	11.5
Other assets	13.2	15.4
	$1,240.3	$1,229.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$227.5	$194.2
Long-term debt	253.0	316.1
Other long-term liabilities	31.9	28.8
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, $1.00 par value, 350.0 shares authorized, 66.7 and 65.6 shares issued, 57.8 and 59.6 shares outstanding at September 30, 2006 and December 31, 2005, respectively	66.7	65.6
Additional contributed capital	587.9	536.7
Retained earnings	413.2	303.4
Accumulated other comprehensive loss	(19.2)	(22.2)
Treasury stock, at cost, 8.9 and 6.0 shares at September 30, 2006 and December 31, 2005, respectively	(320.7)	(193.5)
Total stockholders’ equity	727.9	690.0
	$1,240.3	$1,229.1

The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in millions, except per share information; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	$247.4	$240.9	$771.4	$748.2
Cost of goods sold	87.4	90.9	276.2	285.0
Gross profit	160.0	150.0	495.2	463.2
Selling, general and administrative expenses	91.7	85.9	280.9	261.6
Research and development expenses	28.1	24.0	84.2	73.2
Purchased in-process research and development expenses	—	1.2	—	1.2
Special charges (gains), net (Note 2)	2.0	21.4	(22.5)	47.0
Interest expense, net	0.8	2.2	2.3	8.3
Other expense (income), net	0.7	—	1.7	(1.3)
Income before provision for income taxes	36.7	15.3	148.6	73.2
Provision for income taxes	8.9	19.7	38.8	32.5
Net income (loss)	$27.8	$(4.4)	$109.8	$40.7
Share information (Note 9)
Earnings (loss) per share:
Basic	$0.48	$(0.07)	$1.87	$0.68
Diluted	$0.45	$(0.07)	$1.76	$0.65
Weighted-average number of common shares outstanding:
Basic	58.2	59.8	58.8	59.6
Diluted	63.6	59.8	64.1	62.4

The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities
Net income	$109.8	$40.7
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	42.2	41.8
Stock-based compensation (Notes 1 and 6)	19.8	—
Purchased in-process research and development	—	1.2
Deferred income taxes	(3.7)	(4.3)
Special charges	1.3	6.2
Other	1.5	15.3
Changes in operating assets and liabilities:
Accounts and other receivables, net	1.4	(11.8)
Accounts receivable securitization, net	(4.9)	(10.1)
Inventories	(14.9)	(14.9)
Accounts payable and accrued liabilities	13.3	33.5
Prepaid expenses	(5.9)	(4.2)
Other	0.9	(0.9)
Net cash provided by operating activities	160.8	92.5
Cash flows from investing activities
Capital expenditures	(40.0)	(26.6)
Investments in intangible assets	(2.0)	(2.1)
Investments in unconsolidated affiliates	(1.5)	(0.8)
Proceeds from sale of product lines (Note 2)	14.7	9.2
Proceeds from asset dispositions	—	1.4
Other	0.5	0.5
Net cash used in investing activities	(28.3)	(18.4)
Cash flows from financing activities
Proceeds from issuance of long-term debt	42.0	217.8
Payments on long-term debt	(110.2)	(226.9)
Purchases of treasury stock	(127.2)	(36.4)
Proceeds from stock plans	26.2	22.1
Excess tax benefit from stock plans (Notes 1 and 6)	3.9	—
Other	4.0	(2.8)
Net cash used in financing activities	(161.3)	(26.2)
Effect of currency exchange rate changes on cash and cash equivalents	1.5	(8.8)
Net (decrease) increase in cash and cash equivalents	(27.3)	39.1
Cash and cash equivalents at beginning of period	178.6	48.9
Cash and cash equivalents at end of period	$151.3	$88.0
Supplemental disclosure of non-cash activities
Installment purchase of patents	$—	$8.0

The accompanying notes are an integral part of these
consolidated condensed financial statements.

Edwards Lifesciences Corporation
Notes to Consolidated Condensed Financial Statements
September 30, 2006
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

In the opinion of the management of Edwards Lifesciences Corporation (the “Company” or “Edwards Lifesciences”), the interim consolidated condensed financial statements reflect all adjustments considered necessary for a fair statement of the interim periods. All such adjustments are of a normal, recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

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

Upon adoption of SFAS 123R, the Company changed its method of attributing the value of restricted stock unit awards from the graded vesting attribution method to the straight-line attribution method. Compensation expense for all restricted stock unit awards granted prior to adoption of SFAS 123R will continue to be recognized using the graded vesting attribution method, while compensation expense for all restricted stock units granted subsequent to the adoption is recognized using the straight-line attribution method. Stock-based compensation expense related to stock options will continue to be recognized using the straight-line attribution method. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to the adoption of SFAS 123R, the Company accounted for forfeitures as they occurred.

Total stock-based compensation expense recognized under SFAS 123R for the three months ended September 30, 2006 was $7.1 million, which was included in (a) cost of goods sold, (b) selling, general and administrative expenses and (c) research and development expenses, in the amounts of $0.9 million,

Edwards Lifesciences Corporation
Notes to Consolidated Condensed Financial Statements (Continued)
September 30, 2006
(unaudited)

1.   BASIS OF PRESENTATION (Continued)

$4.9 million, and $1.3 million, respectively. Total stock-based compensation expense recognized under SFAS 123R for the nine months ended September 30, 2006 was $19.8 million, which was included in (a) cost of goods sold, (b) selling, general and administrative expenses and (c) research and development expenses, in the amounts of $2.6 million, $13.7 million, and $3.5 million, respectively. Prior to the adoption of SFAS 123R, the Company accounted for employee stock-based compensation plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in SFAS 123.

As a result of adopting SFAS 123R, the Company’s income before provision for income taxes and net income for the three months ended September 30, 2006 were $5.0 million and $3.5 million lower, respectively, and for the nine months ended September 30, 2006 were $14.4 million and $10.1 million lower, respectively, than if the Company had continued to account for stock-based compensation under APB 25. Basic and diluted net income per share for the three months ended September 30, 2006 were $0.06 and $0.05 lower, respectively, and for the nine months ended September 30, 2006 were $0.17 and $0.16 lower, respectively, than if the Company had continued to account for stock-based compensation under APB 25. Prior to the adoption of SFAS 123R, benefits of tax deductions in excess of recognized compensation expense were reported as operating cash flows. SFAS 123R requires that they be recorded as financing cash flows rather than as a reduction of taxes paid. For the nine months ended September 30, 2006, $3.9 million of excess tax benefits have been classified as a financing cash inflow.

The following table illustrates the effect on net income and earnings per share for the three and nine months ended September 30, 2005 as if the Company had applied the fair value recognition provision of SFAS 123 to stock-based compensation (in millions, except per share amounts):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2005	2005
Net income (loss), as reported	$(4.4)	$40.7
Add: Stock-based employee compensation included in reported net income, net of tax	0.6	0.9
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(3.8)	(11.5)
Pro forma net income (loss)	$(7.6)	$30.1
Earnings per basic share:
Reported net income (loss)	$(0.07)	$0.68
Pro forma net income (loss)	$(0.13)	$0.51
Earnings per diluted share:
Reported net income (loss)	$(0.07)	$0.65
Pro forma net income (loss)	$(0.13)	$0.48

Edwards Lifesciences Corporation
Notes to Consolidated Condensed Financial Statements (Continued)
September 30, 2006
(unaudited)

1.   BASIS OF PRESENTATION (Continued)

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

The Black-Scholes option pricing model was used with the following weighted-average assumptions for options granted during the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Risk-free interest rate	5.1%	3.8%	5.0%	3.8%
Expected dividend yield	None	None	None	None
Expected volatility	22.6%	28.4%	22.6%	29.7%
Expected term (years)	4.8	4.0	4.8	4.0
Fair value	$13.54	$12.22	$13.12	$13.37

The Black-Scholes option pricing model was used with the following weighted-average assumptions for employee stock purchase subscriptions granted during the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Risk-free interest rate	5.2%	3.7%	4.7%	3.5%
Expected dividend yield	None	None	None	None
Expected volatility	30.8%	23.1%	30.6%	23.0%
Expected life (years)	0.6	1.1	0.8	1.1
Fair value	$11.56	$11.07	$10.39	$11.20

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

For grants made prior to May 2006, upon retirement an employee retains the original vesting schedule for restricted stock units and is entitled to accelerated vesting of stock options, however, the exercisability

Edwards Lifesciences Corporation
Notes to Consolidated Condensed Financial Statements (Continued)
September 30, 2006
(unaudited)

1.   BASIS OF PRESENTATION (Continued)

of the options remains subject to the original exercise schedule. The Financial Accounting Standards Board (“FASB”) clarified in SFAS 123R that the fair value of such awards should be expensed based on an accelerated vesting schedule or immediately upon an employee becoming eligible for retirement, rather than ratably over the vesting period stated in the grant. Prior to adoption of SFAS 123R, the Company’s pro forma disclosure reflected the expense of options and restricted stock units ratably over the stated vesting period, expensing all unvested shares upon actual retirement.

Upon adoption of SFAS 123R, the Company began applying the accelerated vesting schedule to all grants for employees that meet the retirement eligibility criteria for accelerated vesting upon retirement. Had the Company been accounting for the stock options and restricted stock units, granted prior to adoption of SFAS 123R, using the accelerated vesting schedule for those employees eligible for accelerated vesting upon retirement, the Company would have recognized a $0.4 million and $0.9 million reduction in stock-based compensation expense for the three and nine months ended September 30, 2006, respectively, and a $0.6 million and $2.6 million increase in stock-based compensation expense in the pro forma disclosure for the three and nine months ended September 30, 2005, respectively.

Effects of Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” (“SFAS 140”). SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. The Company does not expect the adoption of SFAS 155 to have a material impact on its consolidated financial statements.

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

Edwards Lifesciences Corporation
Notes to Consolidated Condensed Financial Statements (Continued)
September 30, 2006
(unaudited)

1.   BASIS OF PRESENTATION (Continued)

for as an adjustment to retained earnings. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact, if any, of adopting FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the impact, if any, of adopting SFAS 157 on its consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”), which amends SFAS No. 87, “Employers’ Accounting for Pension,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” SFAS No. 106, “Employers' Accounting for Postretirement Benefits Other Than Pensions” and SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” and other related literature. SFAS 158 results from the initial phase of a comprehensive project to improve an employer’s accounting for defined benefit pension and other postretirement plans. SFAS 158 requires employers to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability on its balance sheet and to recognize changes in that funded status in comprehensive income. In addition, SFAS 158 requires employers to measure the funded status of a plan as of the date of its year-end balance sheet. SFAS 158 does not change the accounting for a multi-employer plan.

SFAS 158 provides different effective dates for the recognition and related disclosure provisions and for the required change to a fiscal year-end measurement date. The Company shall initially apply the requirements to recognize the funded status of a benefit plan and the disclosure requirements in its fourth quarter ending December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end balance sheet shall be effective for the Company for the fiscal year ending December 31, 2008. The Company expects that full recognition of the funded status of the Company’s defined benefit plans will increase long term liabilities and decrease total stockholders’ equity. The Company is awaiting the completion of its November 1, 2006 valuation to quantify the impact of adopting SFAS 158. In addition, the Company is still assessing the impact that the adoption of SFAS 158 will have on its deferred taxes. The Company does not expect the adoption of SFAS 158 to have a material impact on its consolidated statements of operations and cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 adds section N to Topic 1, “Financial Statements” (“Topic 1N”) of the Staff Accounting Bulletin series. Section N provides guidance on the considerations of the effect of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Early application of the guidance in Topic 1N is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006. The Company does not expect the adoption of SAB 108 to have a material impact on its consolidated financial statements.

Edwards Lifesciences Corporation
Notes to Consolidated Condensed Financial Statements (Continued)
September 30, 2006
(unaudited)

2.   SPECIAL CHARGES (GAINS), NET

(dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Restructure 3F agreements	$2.0	$—	$2.0	$22.8
Gain on sale of product lines	—	—	(10.2)	(7.7)
Impairment of assets held for sale	—	—	2.6	—
Litigation reserve	—	—	1.2	—
Gain on patent settlement	—	—	(20.2)	—
Realignment expenses, net	—	—	2.1	5.7
Charitable fund	—	15.0	—	15.0
Investment impairments	—	8.9	—	13.7
Intellectual property litigation gain	—	(2.5)	—	(2.5)
Special charges (gains), net	$2.0	$21.4	$(22.5)	$47.0

Restructure 3F agreements

In June 2005, the Company recorded a special charge of $22.8 million related to the restructuring of development and supply agreements between 3F Therapeutics, Inc. and Percutaneous Valve Technologies (“PVT”) that were established prior to the Company’s acquisition of PVT in early 2004. Under the terms of the new agreements, the Company paid $23.0 million in cash, with an additional payment of $2.0 million to be paid if certain conditions were met, and obtained the rights to self-manufacture all components of its percutaneous heart valves and certain pre-approved technology licenses. As of September 30, 2006, all the conditions were met to pay the additional payment and the Company recorded a $2.0 million charge for the final payment to 3F Therapeutics.

Gain on Sale of Product Lines

In May 2006, the Company sold a non-strategic pharmaceutical product line to Bioniche Teoranta for $9.0 million. The sale of the assets resulted in a $4.5 million gain, consisting of cash proceeds of $9.0 million, offset by $4.5 million related primarily to the net book value of intangible assets and inventory that were sold.

During the first quarter of 2005, the Company sold its perfusion product line in Japan to Terumo Corporation for cash consideration of $14.9 million, of which $5.7 million was received in March 2006 as an earn-out payment. In addition, the Company exited its pacemaker distribution product line in Japan and realigned its Japanese operations as discussed in the “Realignment Expense, net” section to follow. These transactions resulted in a gain on the sale of the Company’s Japan perfusion product line of $7.7 million in the first quarter of 2005.

Edwards Lifesciences Corporation
Notes to Consolidated Condensed Financial Statements (Continued)
September 30, 2006
(unaudited)

2.   SPECIAL CHARGES (GAINS), NET (Continued)

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

Realignment Expenses, net

Realignment expenses of $2.1 million were recorded in the first quarter of 2006, representing primarily severance expenses associated with the planned closure of a manufacturing facility in Japan (impacting 92 employees). The Company anticipates payments to be made through the third quarter of 2007. As of September 30, 2006, $0.4 million had been paid related to these actions. The realignment expenses are net of a $0.4 million reversal of previously accrued severance costs related to the sale of the Japan perfusion product line to Terumo as discussed below.

In January 2005, the Company announced that it was realigning its business in Japan as part of the Company’s continued efforts to focus on its core cardiovascular businesses. In conjunction with the sale of the Japan perfusion product line to Terumo, the Company recorded a $5.7 million charge in the third quarter of 2005 relating to the realignment of its operations, primarily related to severance costs. As of September 30, 2006, the payments related to the realignment were complete.

Charitable Fund

In September 2005, the Company recorded a charge of $15.0 million for an irrevocable contribution to a third party to complete the creation of a charitable fund.

Edwards Lifesciences Corporation
Notes to Consolidated Condensed Financial Statements (Continued)
September 30, 2006
(unaudited)

2.   SPECIAL CHARGES (GAINS), NET (Continued)

Investment impairments

In September 2005, the Company recorded a non-cash special charge of $8.9 million related to the other-than-temporary impairment of an investment in an unconsolidated affiliate.

In June 2005, the Company recorded a non-cash special charge of $4.8 million related to the other-than-temporary impairment of investments in two unconsolidated affiliates.

Intellectual Property Litigation Gain

In September 2005, the Company recorded a net gain of $2.5 million related to intellectual property litigation.

3.   INVENTORIES

Inventories consisted of the following (in millions):

	September 30, 2006	December 31, 2005
Raw materials	$29.2	$25.6
Work in process	25.7	17.8
Finished products	94.0	88.1
	$148.9	$131.5

4.   OTHER INTANGIBLE ASSETS

Other intangible assets subject to amortization consisted of the following (in millions):

September 30, 2006	Patents	Unpatented Technology	Other	Total
Cost	$192.7	$27.9	$23.5	$244.1
Accumulated amortization	(96.7)	(20.0)	(4.2)	(120.9)
Net carrying value	$96.0	$7.9	$19.3	$123.2
December 31, 2005
Cost	$192.3	$39.8	$22.2	$254.3
Accumulated amortization	(86.7)	(26.5)	(3.4)	(116.6)
Net carrying value	$105.6	$13.3	$18.8	$137.7

During the second quarter of 2006, the Company sold $3.8 million, net of unpatented technology in connection with the sale of a product line (Note 2).

During the first quarter of 2006, in connection with the favorable settlement of patent litigation with Medtronic, Inc. (see Note 7), the Company wrote off $2.9 million of capitalized legal costs as an offset against the gain.

Edwards Lifesciences Corporation
Notes to Consolidated Condensed Financial Statements (Continued)
September 30, 2006
(unaudited)

4.   OTHER INTANGIBLE ASSETS (Continued)

Amortization expense related to other intangible assets for the three months ended September 30, 2006 and 2005, was $4.5 million and $4.4 million, respectively, and for the nine months ended September 30, 2006 and 2005, was $13.2 million and $13.2 million, respectively. Estimated amortization expense for each of the years ending December 31, is as follows (in millions):

2006	$17.6
2007	17.4
2008	15.5
2009	14.4
2010	11.1

5.   DEFINED BENEFIT PLANS

The components of net periodic benefit costs for the three and nine months ended September 30, 2006 and 2005 are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Service cost	$0.6	$0.8	$2.0	$2.3
Expected employee contributions	(0.1)	(0.1)	(0.2)	(0.2)
Interest cost	0.5	0.6	1.6	1.7
Expected return on plan assets	(0.5)	(0.5)	(1.6)	(1.5)
Amortization of prior service cost and other	0.1	0.1	0.2	0.4
Net periodic pension benefit cost	$0.6	$0.9	$2.0	$2.7

6.   STOCK-BASED COMPENSATION

The Edwards Lifesciences Corporation Long-Term Stock Incentive Compensation Program (the “Program”) provides for the grant of incentive and non-qualified stock options, restricted stock and restricted stock units for eligible employees and contractors of the Company. Under the Program, these grants are awarded at a price equal to the fair market value at the date of grant based upon the closing price on the date immediately preceding the grant date. Options to purchase shares of the Company’s common stock granted under the Program generally vest over predetermined periods of between three to four years and expire seven years after the date of grant. Restricted stock units of the Company’s common stock granted under the Program generally vest over predetermined periods ranging from three to five years after the date of grant. On May 11, 2006, an amendment and restatement of the Program was approved by the Company’s  stockholders. Under the amended Program, the number of shares of common stock available for issuance under the Program was increased by 0.9 million shares from 16.9 million shares to 17.8 million shares. No more than 1.0 million shares reserved for issuance may be granted in the form of restricted stock or restricted stock units.

Edwards Lifesciences Corporation
Notes to Consolidated Condensed Financial Statements (Continued)
September 30, 2006
(unaudited)

6.   STOCK-BASED COMPENSATION (Continued)

The Company also maintains the Nonemployee Directors Stock Incentive Compensation Program (the “Nonemployee Directors Program”). Under the Nonemployee Directors Program, each nonemployee director may receive annually up to 10,000 stock options or 4,000 restricted stock units of the Company’s common stock, or a combination thereof, provided that in no event may the total value of the combined annual award exceed $0.2 million. Additionally, each nonemployee director may elect to receive all or a portion of the annual cash retainer to which the director is otherwise entitled through the issuance of stock options or restricted stock units. Each option and restricted stock unit award generally vests in three equal annual installments. Upon a director’s initial election to the Board, the director receives an initial grant of 5,000 shares of restricted stock units. These grants vest 50% after one year and the balance vests after two years from the date of grant. The Nonemployee Directors Program was amended on February 17, 2005, to limit to no more than 60,000 the number of shares that will be used for initial awards with two-year vesting, after which the Company will provide initial awards with a minimum three-year vesting. Under the Nonemployee Directors Program, an aggregate of 600,000 shares of the Company’s common stock has been authorized for issuance.

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

Stock option activity during the nine months ended September 30, 2006 under the Program and the Nonemployee Directors Program was as follows (in millions, except years and per-share amounts):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2005	10.3	$27.62
Options granted	0.1	43.45
Options exercised	(0.3)	21.61
Options forfeited	(0.1)	35.30
Outstanding as of March 31, 2006	10.0	27.88	4.9 years	$159.5
Options granted	1.2	43.93
Options exercised	(0.4)	20.15
Options forfeited	(0.1)	37.51
Outstanding as of June 30, 2006	10.7	29.84	4.9 years	167.5
Options granted	0.1	45.19
Options exercised	(0.3)	21.60
Options forfeited	(0.1)	38.93
Outstanding as of September 30, 2006	10.4	30.15	4.7 years	171.3
Exercisable as of September 30, 2006	7.0	24.99	4.3 years	151.5

Edwards Lifesciences Corporation
Notes to Consolidated Condensed Financial Statements (Continued)
September 30, 2006
(unaudited)

6.   STOCK-BASED COMPENSATION (Continued)

The following table summarizes nonvested restricted stock units and activity during the nine months ended September 30, 2006 under the Program and the Nonemployee Directors Program (in millions, except per-share amounts):

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested as of December 31, 2005	0.3	$44.21
Granted	0.1	43.00
Vested	—	—
Forfeited	—	—
Nonvested as of March 31, 2006	0.4	44.13
Granted	0.3	43.90
Vested	—	—
Forfeited	—	—
Nonvested as of June 30, 2006	0.7	44.08
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested as of September 30, 2006	0.7	44.15

The intrinsic value of stock options exercised and vested restricted stock units during the three and nine months ended September 30, 2006 was $7.4 million and $23.6 million, respectively. The total grant date fair value of stock options vested during the three and nine months ended September 30, 2006 was $ 1.8 million and $14.6 million, respectively. During the three and nine months ended September 30, 2006, the Company received cash from exercises of stock options of $6.6 million and $20.4 million, respectively, and realized tax benefits from exercises of stock options and vesting of restricted stock units of $2.5 million and $6.3 million, respectively.

As of September 30, 2006, the total remaining unrecognized compensation expense related to nonvested stock options, restricted stock units and employee stock purchase subscriptions amounted to $53.3 million, which will be amortized over the weighted-average remaining requisite service period of 32 months.

7.   COMMITMENTS AND CONTINGENCIES

On August 18, 2003, Edwards Lifesciences filed a lawsuit against Medtronic, Inc. and its affiliate, Medtronic Vascular, Inc. (collectively, “Medtronic”), Cook, Inc. and W.L. Gore & Associates alleging infringement of a patent exclusively licensed to the Company. The lawsuit was filed in the United States District Court for the Northern District of California, seeking monetary damages and injunctive relief. On September 2, 2003, a second patent exclusively licensed to the Company was added to the lawsuit. As announced on January 23, 2006, Edwards Lifesciences settled this litigation with Medtronic. In exchange for a cash payment of $37.5 million from Medtronic to Edwards Lifesciences and Australian-based

Edwards Lifesciences Corporation
Notes to Consolidated Condensed Financial Statements (Continued)
September 30, 2006
(unaudited)

7.   COMMITMENTS AND CONTINGENCIES (Continued)

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

Edwards Lifesciences Corporation
Notes to Consolidated Condensed Financial Statements (Continued)
September 30, 2006
(unaudited)

8.   COMPREHENSIVE INCOME

Reconciliation of net income (loss) to comprehensive income is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income (loss)	$27.8	$(4.4)	$109.8	$40.7
Other comprehensive income (loss):
Currency translation adjustments	1.3	0.1	5.6	(19.2)
Unrealized net (loss) gain on investments in unconsolidated affiliates, net of tax	(1.8)	0.6	2.3	(9.1)
Reclassification adjustments for investments in unconsolidated affiliates, net of tax	—	8.9	—	13.7
Unrealized net gain (loss) for cash flow hedges, net of tax	1.5	2.2	(8.6)	16.2
Reclassification adjustments for cash flow hedges, net of tax	0.2	(0.4)	3.7	(3.1)
Pension adjustment, net of tax	—	—	—	(0.2)
Comprehensive income	$29.0	$7.0	$112.8	$39.0

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

Edwards Lifesciences Corporation
Notes to Consolidated Condensed Financial Statements (Continued)
September 30, 2006
(unaudited)

9.   EARNINGS PER SHARE (Continued)

The table below presents the computation of basic and diluted earnings per share (in millions, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Basic:
Net income (loss)	$27.8	$(4.4)	$109.8	$40.7
Weighted-average shares outstanding	58.2	59.8	58.8	59.6
Basic earnings (loss) per share	$0.48	$(0.07)	$1.87	$0.68
Assuming dilution:
Net income (loss)	$27.8	$(4.4)	$109.8	$40.7
Interest expense related to contingently convertible debt, net of tax	1.0	—	3.0	—
Net income (loss) applicable to diluted shares	$28.8	$(4.4)	$112.8	$40.7
Weighted-average shares outstanding	58.2	59.8	58.8	59.6
Dilutive effect of contingently convertible debt	2.7	—	2.7	—
Dilutive effect of stock plans	2.7	—	2.6	2.8
Dilutive weighted-average shares outstanding	63.6	59.8	64.1	62.4
Diluted earnings per share	$0.45	$(0.07)	$1.76	$0.65

Stock options and restricted stock units to purchase approximately 2.8 million and 2.7 million shares for the three months ended September 30, 2006 and 2005, respectively, and 2.4 million and 0.9 million shares for the nine months ended September 30, 2006 and 2005, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. For the three months and the nine months ended September 30, 2005, the effect of approximately 2.7 million potential common share equivalents relating to the Company’s $150.0 million convertible debentures due 2033 has been excluded from the computation of diluted earnings per share because the result would have been anti-dilutive.

10.   INCOME TAXES

Beginning in 2002 through 2005, the Company recorded other-than-temporary impairments and unrealized losses related to certain of its investments in unconsolidated affiliates. The tax benefits that result from reductions in the value of these investments are subject to the Company realizing sufficient capital gains with which to offset these capital losses. Due to the uncertainty of the Company realizing future capital gains, the Company has consistently recorded valuation allowances against these deferred tax assets as they have accumulated. As of December 31, 2005, deferred tax assets with corresponding valuation allowances of approximately $25.2 million had accumulated. During the second quarter of 2006, the Company realized a capital gain related to a sale of a non-strategic pharmaceutical product line (see Note 2). This capital gain has allowed the Company to utilize a portion of the accumulated losses related

Edwards Lifesciences Corporation
Notes to Consolidated Condensed Financial Statements (Continued)
September 30, 2006
(unaudited)

10.   INCOME TAXES (Continued)

to the reduced values of certain investments in unconsolidated affiliates. As a result, valuation allowances of $3.7 million were reversed, reducing income tax expense during the second quarter of 2006.

During the quarter ended September 30,2006, the Company determined that an increase in its reserve for certain tax positions was necessary due to prior year items under examination by tax authorities in various jurisdictions. The Company increased its reserves in the quarter for uncertain tax positions for prior years by $1.2 million and increased the amount accrued for 2006 reserves in its estimated annual effective rate by $2.7 million.

The Company strives to resolve open matters with each tax authority at the examination level and could reach agreement with a tax authority at any time. While the Company has accrued for amounts it believes is the expected outcome, the final outcome with a tax authority may result in a tax liability that is more or less than that reflected in the financial statements. Furthermore, the Company may later decide to challenge any assessments, if made, and may exercise its right to appeal. The tax reserves are reviewed quarterly and adjusted as events occur that affect potential liabilities for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, negotiations between tax authorities, identification of new issues, and issuance of new legislation, regulations or case law.

11.   SEGMENT INFORMATION

Edwards Lifesciences conducts operations worldwide and is managed in four geographical regions: North America, Europe, Japan and Intercontinental. The North America region includes the United States, Canada and Puerto Rico. The Intercontinental region covers primarily Latin America, Asia and the rest of the world (excluding North America, Europe and Japan). All regions sell products that are used to treat advanced cardiovascular disease. In December 2005, based on continuing changes in how certain financial information is used to assess performance and allocate resources, Edwards Lifesciences determined that its four geographic regions are reportable segments as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). To facilitate the comparison of current year segment results to that of prior years and to comply with requirements under SFAS 131, segment disclosures for the three and nine months ended September 30, 2005 have been adjusted to reflect these changes.

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

Certain items are maintained at the corporate level and are not allocated to the segments. The non-allocated items include most of the Company’s amortization expense, net interest expense, global

Edwards Lifesciences Corporation
Notes to Consolidated Condensed Financial Statements (Continued)
September 30, 2006
(unaudited)

11.   SEGMENT INFORMATION (Continued)

marketing expenses, corporate research and development expenses, United States manufacturing variances, corporate headquarters costs, in-process research and development, special charges (gains), stock-based compensation, foreign currency and interest rate hedging activities and certain litigation costs. Although most of the Company’s depreciation expense is included in segment pre-tax income, due to the Company’s methodology for cost build-up, it is impractical to determine the amount of depreciation expense included in each segment. The Company neither discretely allocates assets to its operating segments, nor evaluates the operating segments using discrete asset information.

The table below presents information about Edwards Lifesciences’ reportable segments (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net Sales
North America	$119.8	$117.0	$373.9	$355.5
Europe	49.7	46.1	162.5	146.9
Japan	42.4	45.8	131.3	137.7
Intercontinental	25.2	23.3	74.2	67.6
Total segment net sales	$237.1	$232.2	$741.9	$707.7
Pre-Tax Income
North America	$61.9	$62.6	$199.0	$190.5
Europe	9.9	9.7	38.5	33.0
Japan	15.7	15.4	49.4	48.5
Intercontinental	4.1	2.9	10.3	9.1
Total pre-tax income	$91.6	$90.6	$297.2	$281.1

Edwards Lifesciences Corporation
Notes to Consolidated Condensed Financial Statements (Continued)
September 30, 2006
(unaudited)

11.   SEGMENT INFORMATION (Continued)

The table below presents reconciliations of segment net sales to consolidated net sales and segment pre-tax income to consolidated pre-tax income (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net Sales Reconciliation
Segment net sales	$237.1	$232.2	$741.9	$707.7
Foreign currency	10.3	8.7	29.5	40.5
Consolidated net sales	$247.4	$240.9	$771.4	$748.2
Pre-Tax Income Reconciliation
Segment pre-tax income	$91.6	$90.6	$297.2	$281.1
Unallocated amounts:
Corporate items	(55.9)	(56.1)	(186.4)	(167.9)
Special (charges) gains, net	(2.0)	(21.4)	22.5	(47.0)
Interest expense, net	(0.8)	(2.2)	(2.3)	(8.3)
Impact of foreign currency rate differences	3.8	4.4	17.5	15.3
Consolidated pre-tax income	$36.7	$15.3	$148.6	$73.2

Enterprise-Wide Information

Enterprise-wide information is based on foreign exchange rates used in the Company’s consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net Sales by Geographic Area
United States	$114.9	$113.0	$358.6	$343.2
Other countries	132.5	127.9	412.8	405.0
	$247.4	$240.9	$771.4	$748.2
Net Sales by Major Product Lines
Heart Valve Therapy	$117.3	$112.9	$370.2	$355.3
Critical Care	84.9	78.1	255.6	239.6
Cardiac Surgery Systems	21.5	27.4	69.1	78.8
Vascular	17.6	15.6	54.9	48.8
Other Distributed Products	6.1	6.9	21.6	25.7
	$247.4	$240.9	$771.4	$748.2

	September 30, 2006	December 31, 2005
Long-Lived Tangible Assets by Geographic Area
United States	$177.0	$158.2
Other countries	62.0	69.8
	$239.0	$228.0

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

Edwards Lifesciences’ Heart Valve Therapy portfolio is primarily comprised of tissue heart valves and heart valve repair products. A pioneer in the development and commercialization of heart valve products, Edwards Lifesciences is the world’s leading manufacturer of tissue heart valves and repair products used to replace or repair a patient’s diseased or defective heart valve. In the Critical Care area, Edwards Lifesciences is a world leader in hemodynamic monitoring systems used to measure a patient’s heart function and in disposable pressure transducers, and also provides central venous access products for fluid and drug delivery. The Company’s Cardiac Surgery Systems portfolio primarily comprises a diverse line of products for use during cardiac surgery including cannula, transmyocardial revascularization technology (“TMR”), oxygenators, blood containers, filters and other disposable products. Edwards Lifesciences’ Vascular portfolio includes a line of balloon catheter-based products, surgical clips and inserts, artificial implantable grafts, and stents used for peripheral biliary and vascular disease. Lastly, Other Distributed Products include sales of intra-aortic balloon pumps and other products sold primarily though the Company’s distribution network in Japan.

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

Upon adoption of SFAS 123R, the Company changed its method of attributing the value of restricted stock unit awards from the graded vesting attribution method to the straight-line attribution method. Compensation expense for all restricted stock unit awards granted prior to adoption of SFAS 123R will continue to be recognized using the graded vesting attribution method while compensation expense for all restricted stock units granted subsequent to the adoption is recognized using the straight-line attribution method. Stock-based compensation expense related to stock options will continue to be recognized using the straight-line attribution method. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to the adoption of SFAS 123R, the Company accounted for forfeitures as they occurred.

Total stock-based compensation expense recognized under SFAS 123R for the three months ended September 30, 2006 was $7.1 million, which was included in (a) cost of goods sold, (b) selling, general and administrative expenses and (c) research and development expenses, in the amounts of $0.9 million, $4.9 million, and $1.3 million, respectively. Total stock-based compensation expense recognized under SFAS 123R for the nine months ended September 30, 2006 was $19.8 million, which was included in (a) cost of goods sold, (b) selling, general and administrative expenses and (c) research and development expenses, in the amounts of $2.6 million, $13.7 million, and $3.5 million, respectively.

Prior to the adoption of SFAS 123R, the Company accounted for employee stock-based compensation plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in SFAS 123. As a result of adopting SFAS 123R, the Company’s income before provision for income taxes and net income for the three months ended September 30, 2006 were $5.0 million and $3.5 million lower, respectively, and for the nine months ended September 30, 2006 were $14.4 million and $10.1 million lower, respectively, than if the Company had continued to account for stock-based compensation under APB 25. Basic and diluted net income per share for the three months ended September 30, 2006 were $0.06 and $0.05 lower, respectively, and for the nine months ended September 30, 2006 were $0.17 and $0.16 lower, respectively, than if the Company had continued to account for stock-based compensation under APB 25. Prior to the adoption of SFAS 123R, benefits of tax deductions in excess of recognized compensation expense were reported as operating cash flows. SFAS 123R requires that they be recorded as financing cash flows rather than as a reduction of taxes paid. For the nine months ended September 30, 2006, $3.9 million of excess tax benefits have been classified as a financing cash inflow.

Results of Operations

Net Sales Trends

The following is a summary of United States and international net sales (dollars in millions):

	Three Months Ended September 30,			Percent	Nine Months Ended September 30,			Percent
	2006	2005	Change	Change	2006	2005	Change	Change
United States	$114.9	$113.0	$1.9	1.7%	$358.6	$343.2	$15.4	4.5%
International	132.5	127.9	4.6	3.6%	412.8	405.0	7.8	1.9%
Total net sales	$247.4	$240.9	$6.5	2.7%	$771.4	$748.2	$23.2	3.1%

The $1.9 million increase in net sales in the United States for the three months ended September 30, 2006 was due primarily to increased sales of (1) Critical Care products, which increased net sales by $3.2 million, driven by sales growth of the new FloTrac minimally invasive monitoring system and core critical care products, and (2) the LifeStent products. These increases were partially offset by decreased sales of TMR and the sale of a non-strategic pharmaceutical product line in the second quarter of 2006.

The $15.4 million increase in net sales in the United States for the nine months ended September 30, 2006 was due primarily to increased sales of Critical Care, Heart Valve Therapy and Vascular products. The net sales increase in Critical Care products of $6.8 million was primarily driven by sales of the new FloTrac minimally invasive monitoring system and core Critical Care products. The net sales increase in Heart Valve Therapy products of $5.8 million was primarily driven by the continuing penetration of the Company’s higher-priced Carpentier-Edwards PERIMOUNT Magna valve and Carpentier-Edwards PERIMOUNT Magna valve with ThermaFix. The net sales increase in Vascular products of $2.8 million was primarily driven by sales of LifeStent products.

The $4.6 million increase in international net sales for the three months ended September 30, 2006 was due primarily to (1) Heart Valve Therapy products, which increased net sales by $4.2 million, driven primarily by increased valve sales including increased PERIMOUNT valve sales in Europe, (2) Critical Care products, which increased net sales by $2.9 million, driven by sales growth of the new FloTrac minimally invasive monitoring system and core Critical Care products and (3) foreign currency exchange rate fluctuations, which increased net sales by $1.6 million (primarily due to the strengthening of the Euro against the United States dollar, partially offset by the weakening of the Japanese yen against the United States dollar). The increases were partially offset by the sale in 2005 of the Company’s perfusion product line in Japan, which decreased net sales by $5.4 million.

The $7.8 million increase in international net sales for the nine months ended September 30, 2006 was due primarily to increases in  Heart Valve Therapy, Critical Care and Vascular products. The net sales increase in Heart Valve Therapy products of $13.0 million was primarily driven by increased valve sales including increased PERIMOUNT valve sales in Europe. The net sales increase in Critical Care products of $12.3 million was primarily driven by sales of the new FloTrac minimally invasive monitoring system and core Critical Care products. The net sales increase in Vascular products of $3.3 million was primarily driven by sales of LifeStent products. These increases were partially offset by decreases in net sales due primarily from the sale in 2005 of the Company’s perfusion product line in Japan, which decreased net sales by $11.5 million, and to foreign currency exchange rate fluctuations (primarily due to the weakening of the Euro and Japanese yen against the United States dollar), which decreased net sales by $9.9 million.

The impact of foreign currency exchange rate fluctuations on net sales would not necessarily be indicative of the impact on net income due to the corresponding effect of foreign currency exchange rate fluctuations on international manufacturing and operating costs and the Company’s hedging activities.

Net Sales by Product Line

The following table is a summary of net sales by product line (dollars in millions):

	Three Months Ended September 30,			Percent	Nine Months Ended September 30,			Percent
	2006	2005	Change	Change	2006	2005	Change	Change
Heart Valve Therapy	$117.3	$112.9	$4.4	3.9%	$370.2	$355.3	$14.9	4.2%
Critical Care	84.9	78.1	6.8	8.7%	255.6	239.6	16.0	6.7%
Cardiac Surgery Systems	21.5	27.4	(5.9)	(21.5)%	69.1	78.8	(9.7)	(12.3)%
Vascular	17.6	15.6	2.0	12.8%	54.9	48.8	6.1	12.5%
Other Distributed Products	6.1	6.9	(0.8)	(11.6)%	21.6	25.7	(4.1)	(16.0)%
Total net sales	$247.4	$240.9	$6.5	2.7%	$771.4	$748.2	$23.2	3.1%

Heart Valve Therapy

The $4.4 million and $14.9 million increases in net sales of Heart Valve Therapy products for the three and nine months ended September 30, 2006, respectively, were due primarily to:

•       pericardial tissue valves, which increased net sales by $3.4 million and $17.3 million, respectively, primarily as a result of the Company’s higher priced Carpentier-Edwards PERIMOUNT Magna valves; and

•       heart valve repair products, which increased net sales by $1.5 million and $7.0 million, respectively, primarily as a result of the continuing adoption of the Company’s newest, disease-specific products including the Edwards MC3, IMR ETLogix and GeoForm rings.

These increases were partially offset by the continuing decline in net sales of porcine and mechanical valves.

Foreign currency exchange rate fluctuations increased net sales by $0.9 million for the three months ended September 30, 2006 (primarily due to the strengthening of the Euro against the United States dollar, partially offset by the weakening of the Japanese yen against the United States dollar) and decreased net sales by $4.7 million for the nine months ended September 30, 2006 (primarily due to the weakening of the Euro and Japanese yen against the United States dollar).

During 2006, the Company’s sales growth in Heart Valve Therapy was negatively impacted by the introduction in the United States of a competitor’s valve late in 2005. This activity primarily impacted the Company’s conversion of competitor mechanical valves to the Company’s tissue valves.

With the addition of the Company’s ThermaFix anti-calcification treatment, the Company anticipates that its PERIMOUNT Magna aortic valves will continue to be a strong contributor to sales growth. The Company’s new PERIMOUNT Magna mitral valve is gaining physician acceptance in Europe. In addition, the Company is planning to launch the new PERIMOUNT Theon aortic valve in the United States in early 2007.

Global heart valve repair sales grew in the three and nine months ended September 30, 2006 and the Company expects to introduce another new mitral repair system in the fourth quarter of 2006. Additionally, in July 2006, the Company received approval for the Edwards MC3 ring in Japan.

Critical Care

The $6.8 million and $16.0 million increases in net sales of Critical Care products for the three and nine months ended September 30, 2006, respectively, were due primarily to:

•       recently launched FloTrac systems, which increased net sales by $2.8 million and $7.4 million, respectively;

•       core critical care products, which increased net sales by $2.1 million and $6.4 million, respectively, driven primarily by market share gains in advanced technology catheter products and pressure monitoring products; and

•       hemofiltration products, which increased net sales by $1.2 million and $5.3 million, respectively.

Foreign currency exchange rate fluctuations increased net sales by $0.4 million for the three months ended September 30, 2006 (primarily due to the strengthening of the Euro against the United States dollar, partially offset by the weakening of the Japanese yen against the United States dollar) and decreased net sales by $3.9 million for the nine months ended September 30, 2006 (primarily due to the weakening of the Euro and Japanese yen against the United States dollar).

The Company launched its FloTrac system in Japan in early April 2006 and expects worldwide FloTrac system sales to be a significant contributor to Critical Care sales growth.

Cardiac Surgery Systems

The $5.9 million and $9.7 million decreases in net sales of Cardiac Surgery Systems for the three and nine months ended September 30, 2006, respectively, were due primarily to the sale of the Company’s perfusion product line in Japan in 2005 which decreased net sales by $5.4 million and $11.5 million, respectively, and a decline in TMR sales. The decreases were partially offset by increased sales of specialty cannula products, driven primarily by market share gains.

Vascular

The $2.0 million and $6.1 million increases in net sales of Vascular products for the three and nine months ended September 30, 2006, respectively, were due primarily to LifeStent products, which increased net sales by $1.7 million and $6.0 million, respectively. During the third quarter of 2006, the Company made some minor enhancements to its new FlexStar delivery system and aggressively upgraded the United States field inventory to the new system. In addition, the Company introduced in the United States a new line of longer-length stents, FlexStar XL, in the third quarter of 2006.

Other Distributed Products

The $0.8 million and $4.1 million decreases in net sales of Other Distributed Products for the three and nine months ended September 30, 2006, respectively, were due primarily to the exit from the Japan pacemaker product line in the first quarter of 2005 and currency exchange rate fluctuations, which decreased net sales by $0.3 million and $1.5 million, respectively (primarily due to the weakening of the Japanese yen against the United States dollar). In May 2006, the Company divested a non-strategic pharmaceutical product line representing approximately $2 million in annual sales.

Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	Change	2006	2005	Change
Gross profit as a percentage of net sales	64.7%	62.3%	2.4pts.	64.2%	61.9%	2.3pts.

Gross profit as a percentage of net sales for the three months ended September 30, 2006 increased due primarily to the discontinuation of lower margin products and improved manufacturing performance.

Gross profit as a percentage of net sales for the nine months ended September 30, 2006 increased due primarily to the favorable impact of foreign currency, including the expiration of currency hedging contracts, discontinuation of lower margin products and improved manufacturing performance.

Selling, General and Administrative (SG&A) Expenses

(dollars in millions)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	Change	2006	2005	Change
SG&A expenses	$91.7	$85.9	$5.8	$280.9	$261.6	$19.3
SG&A expenses as a percentage of net sales	37.1%	35.7%	1.4pts.	36.4%	35.0%	1.4pts.

The $5.8 million and $19.3 million increases in selling, general and administrative expenses for the three and nine months ended September 30, 2006, respectively, were due primarily to stock-based compensation expense of $3.4 million and $9.6 million, respectively, as a result of adopting SFAS 123R, and higher sales and marketing expenses primarily related to the Company’s Heart Valve Therapy franchise and new products in the United States. For the three months ended September 30, 2006, foreign exchange rates on international expenses increased selling, general and administrative expenses by $0.3 million (primarily due to the strengthening of the Euro against the United States dollar, partially offset by the weakening of the Japanese yen against the United States dollar) and for the nine months ended September 30, 2006, foreign exchange rates decreased selling, general and administrative expenses by $3.3 million (primarily due to the weakening of the Euro and Japanese yen against the United States dollar).

The increases in selling, general and administrative expenses as a percentage of sales for the three and nine months ended September 30, 2006 were due primarily to stock-based compensation expense.

Research and Development Expenses

(dollars in millions)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	Change	2006	2005	Change
Research and development expenses	$28.1	$24.0	$4.1	$84.2	$73.2	$11.0
Research and development expenses as a percentage of net sales	11.4%	10.0%	1.4pts.	10.9%	9.8%	1.1pts.

The $4.1 million and $11.0 million increases in research and development expenses for the three and nine months ended September 30, 2006, respectively, were due primarily to stock-based compensation expense of $1.0 million and $2.8 million, respectively, as a result of adopting SFAS 123R, and additional investments in the Company’s transcatheter valve programs.

In the Company’s percutaneous aortic valve program, the Company continued enrolling patients and collecting the necessary follow-up data in its clinical feasibility trial in the United States during the third quarter of 2006.  Cases continued at the three approved clinical sites, and the Company is continuing to work closely with the United States Food and Drug Adminstration to finalize the design of the pivotal trial, which the Company expects to begin in early 2007.

Outside the United States, the percutaneous aortic heart valve multi-center CE mark study is on-going in Europe and Canada. The Company continues to train physicians and add new sites, which the Company expects will enable it to complete enrollment by early 2007, and receive a CE mark approval by the end of 2007.

The Company believes it has established the feasibility of its Ascendra transapical program as a result of performing more than 80 cases in Europe and Canada. The Company is pursuing a clinical and regulatory strategy for Ascendra that would result in simultaneous approval with the percutaneous aortic valve system. If successful, the Company expects to receive a CE mark for both by the end of 2007.

During the third quarter of 2006, the Company began phasing a modified valve into its clinical studies for use in both percutaneous and minimal access cases. This modified valve uses bovine pericardium that has been treated with the Company’s ThermaFix tissue treatment and has undergone precise characterization testing for tissue properties. This modified valve has already been used successfully in a number of cases.

In percutaneous repair, the Company’s feasibility work with Edwards MOBIUS Leaflet repair system is continuing in Europe and Canada. The Company has made procedural and device enhancements, including a modified device to accommodate thicker mitral leaflets enabling treatment of a broader group of patients.

In the Company’s coronary sinus mitral repair technology, Edwards MONARC annuloplasty system, the Company completed enrollment of its 30-patient feasibility study in Canada and Europe in the second quarter of 2006. The Company is planning a 90-day efficacy assessment and is continuing to enroll additional patients while it awaits the necessary follow-up data.

Special Charges (Gains), Net

(dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Restructure 3F agreements	$2.0	$—	$2.0	$22.8
Gain on sale of product lines	—	—	(10.2)	(7.7)
Impairment of assets held for sale	—	—	2.6	—
Litigation reserve	—	—	1.2	—
Gain on patent settlement	—	—	(20.2)	—
Realignment expenses, net	—	—	2.1	5.7
Charitable fund	—	15.0	—	15.0
Investment impairments	—	8.9	—	13.7
Intellectual property litigation gain	—	(2.5)	—	(2.5)
Special charges (gains), net	$2.0	$21.4	$(22.5)	$47.0

Restructure 3F agreements

In June 2005, the Company recorded a special charge of $22.8 million related to the restructuring of development and supply agreements between 3F Therapeutics, Inc. and Percutaneous Valve Technologies (“PVT”) that were established prior to the Company’s acquisition of PVT in early 2004. Under the terms of the new agreements, the Company paid $23.0 million in cash, with an additional payment of $2.0 million to be paid if certain conditions were met, and obtained the rights to self-manufacture all components of its percutaneous heart valves and certain pre-approved technology licenses. As of September 30, 2006, all the conditions were met to pay the additional payment and the Company recorded a $2.0 million charge for the final payment to 3F Therapeutics.

Gain on Sale of Product Lines

In May 2006, the Company sold a non-strategic pharmaceutical product line to Bioniche Teoranta for $9.0 million. The sale of the assets resulted in a $4.5 million gain, consisting of cash proceeds of $9.0 million, offset by $4.5 million related primarily to the net book value of intangible assets and inventory that were sold.

During the first quarter of 2005, the Company sold its perfusion product line in Japan to Terumo Corporation for cash consideration of $14.9 million, of which $5.7 million was received in March 2006 as an earn-out payment. In addition, the Company exited its pacemaker distribution product line in Japan and realigned its Japanese operations as discussed in the “Realignment Expense, net” section to follow. These transactions resulted in a gain on the sale of the Company’s Japan perfusion product line of $7.7 million in the first quarter of 2005.

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

Realignment Expenses, net

Realignment expenses of $2.1 million were recorded in the first quarter of 2006, representing primarily severance expenses associated with the planned closure of a manufacturing facility in Japan (impacting 92 employees). The Company anticipates payments to be made through the third quarter of 2007. As of September 30, 2006, $0.4 million had been paid related to these actions. The realignment expenses are net of a $0.4 million reversal of previously accrued severance costs related to the sale of the Japan perfusion product line to Terumo as discussed below.

In January 2005, the Company announced that it was realigning its business in Japan as part of the Company’s continued efforts to focus on its core cardiovascular businesses. In conjunction with the sale of the Japan perfusion product line to Terumo, the Company recorded a $5.7 million charge in the third quarter of 2005 relating to the realignment of its operations, primarily related to severance costs. As of September 30, 2006, the payments related to the realignment were complete.

Charitable Fund

In September 2005, the Company recorded a charge of $15.0 million for an irrevocable contribution to a third party to complete the creation of a charitable fund.

Investment impairments

In September 2005, the Company recorded a non-cash special charge of $8.9 million related to the other-than-temporary impairment of an investment in an unconsolidated affiliate.

In June 2005, the Company recorded a non-cash special charge of $4.8 million related to the other-than-temporary impairment of investments in two unconsolidated affiliates.

Intellectual Property Litigation Gain

In September 2005, the Company recorded a net gain of $2.5 million related to intellectual property litigation.

Interest Expense, net

(dollars in millions)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	Change	2006	2005	Change
Interest expense	$2.6	$2.7	$(0.1)	$8.1	$9.5	$(1.4)
Interest income	(1.8)	(0.5)	(1.3)	(5.8)	(1.2)	(4.6)
Interest expense, net	$0.8	$2.2	$(1.4)	$2.3	$8.3	$(6.0)

The decrease in interest expense for the nine months ended September 30, 2006 resulted primarily from lower interest rates, due to floating-to-fixed interest rate swaps in 2005 that matured in the third quarter of 2005, combined with a greater proportion of debt in low interest rate countries. The increases in interest income for the three and nine months ended September 30, 2006 resulted primarily from higher cash and cash equivalent balance and higher interest rates.

Other Expense (Income), net

The following is a summary of other expense (income), net:

(dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Foreign exchange (gain) loss, net	$(0.2)	$0.1	$(0.6)	$(2.0)
Accounts receivable securitization costs	0.7	0.5	1.9	1.2
Other	0.2	(0.6)	0.4	(0.5)
Other expense (income), net	$0.7	$—	$1.7	$(1.3)

The net foreign exchange (gains) losses for the three and nine months ended September 30, 2006 and 2005 relate primarily to global trade and intercompany receivable and payable balances.

Provision for Income Taxes

The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in a global environment with significant operations in various locations outside the United States, many of which have statutory tax rates lower than the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.

The effective income tax rates were 24.3% and 26.1% for the three and nine months ended September 30, 2006, respectively, and 128.8% and 44.4% for the three and nine months ended September 30, 2005, respectively.

The income tax rate for the nine months ended September 30, 2006 was impacted by the Medtronic Inc. patent dispute settlement in the first quarter of 2006, which was tax effected at the Company’s combined United States federal and state tax rate of 39.4%, and a $3.7 million release of valuation allowances against deferred tax assets in the second quarter of 2006. The valuation allowances against deferred tax assets for capital losses were no longer necessary because of the recognition of a taxable gain from the May 2006 sale of a product line.

For the three months ended September 30, 2005, the income tax rate was impacted primarily by the tax expense related to the Company’s cash repatriation from its foreign affiliates under the American Jobs Creation Act of 2004. For the nine months ended September 30, 2005, the income tax rate was also impacted by valuation allowances established against deferred tax assets arising from investment impairments, and charges for restructuring of development and supply agreements.

During the quarter ended September 30, 2006, the Company determined that an increase in its reserve for certain tax positions was necessary due to prior year items under examination by tax authorities in various jurisdictions. The Company increased its reserves in the quarter for uncertain tax positions for prior years by $1.2 million and increased the amount accrued for 2006 reserves in its estimated annual effective rate by $2.7 million.

The Company strives to resolve open matters with each tax authority at the examination level and could reach agreement with a tax authority at anytime. While the Company has accrued for amounts it believes is the expected outcome, the final outcome with a tax authority may result in a tax liability that is more or less than that reflected in the financial statements. Furthermore, the Company may later decide to challenge any assessments, if made; and may exercise its right to appeal. The tax reserves are reviewed quarterly and adjusted as events occur that affect potential liabilities for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, negotiations between tax authorities, identification of new issues, and issuance of new legislation, regulations or case law.

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

On September 29, 2006, the Company amended its Five-Year Unsecured Revolving Credit Agreement (“the Credit Agreement”), which will now expire on September 29, 2011. The Credit Agreement provides up to an aggregate of $500.0 million in one-to six-month borrowings in multiple currencies. Borrowings currently bear interest at the London interbank offering rate (“LIBOR”) plus 0.45%, which includes a facility fee and is subject to adjustment in the event of a change in the Company’s leverage ratio, as defined by the Credit Agreement. The Company pays a facility fee regardless of available or outstanding borrowings, currently at an annual rate of 0.8%. All amounts outstanding under the Credit Agreement have been classified as long-term obligations, as these borrowings will continue to be refinanced pursuant to the Credit Agreement. Additional issuance costs of $0.5 million are being amortized to interest expense over 5 years. As of September 30, 2006, borrowings of $103.0 million were outstanding under the Credit Agreement. The Credit Agreement contains various financial and other covenants, all of which the Company was in compliance with at September 30, 2006.

In addition to the Credit Agreement, as of September 30, 2006, the Company had outstanding $150.0 million of convertible senior debentures, issued at par, bearing an interest rate of 3.875% per annum due May 15, 2033 (the “Notes”). Interest is payable semi-annually in May and November. Issuance costs of approximately $4.4 million are being amortized to interest expense over 5 years. The Notes are convertible, as defined per the agreement, into 18.29 shares of the Company’s common stock for each $1,000 principal amount of Notes (conversion price of $54.66 per share), subject to adjustment.

The Company has two securitization programs whereby certain subsidiaries in the United States and Japan sell, without recourse, on a continuous basis, an undivided interest in certain eligible pools of accounts receivable. The significant benefits of the securitizations are lower cost of funds and differentiated sources of liquidity. The Company has been able to effectively lower its overall cost of funds as a result of the interest rate spreads it pays on these advances as opposed to borrowings under the current LIBOR-based credit facility. Additionally, the Company believes that in diversifying its funding sources, the Company’s funding availability in the capital markets is strengthened. As of September 30, 2006, the Company had sold a total of $79.2 million of trade accounts receivable and received funding of $69.2 million. In September 2006, the United States securitization program was renewed with no significant modifications. The renewed securitization program in the United States expires on September 18, 2007, and the securitization program in Japan expires on December 3, 2008.

In May 2006, the Board of Directors approved a new stock repurchase program authorizing the Company to purchase on the open market and in privately negotiated transactions up to 4.0 million shares of the Company's common stock through December 31, 2008.  Stock repurchased under the new program will be used primarily to offset obligations under the Company's employee stock option programs.  During the nine months ended September 30, 2006, the Company repurchased 2.9 million shares under the new and the previously approved stock repurchase programs at an aggregate cost of $127.2 million and has remaining authority under the new program to purchase 3.1 million shares.

At September 30, 2006, there were no material changes, except as disclosed herein, in the Company’s significant contractual obligations and commercial commitments as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2005.

Cash flows provided by operating activities for the nine months ended September 30, 2006 increased $68.3 million from the same period a year ago primarily due to (1) cash received in 2006 from the patent litigation settlement with Medtronic of $23.8 million, (2) a non-recurring cash payment of $23.0 million made in the prior period related to the restructuring of development and supply agreements and (3) a non-recurring charitable contribution payment of $15.0 million made in the prior period.

Net cash used by investing activities of $28.3 million in the nine months ended September 30, 2006 consisted primarily of capital expenditures of $40.0 million and investments in intangible assets of $2.0 million, partially offset by proceeds of $14.7 million from the sale of certain product lines.

Net cash used by investing activities of $18.4 million in the nine months ended September 30, 2005 consisted primarily of capital expenditures of $26.6 million, partially offset by proceeds from the sale of the Japan perfusion product line of $9.2 million.

Net cash used in financing activities of $161.3 million in the nine months ended September 30, 2006 consisted primarily of purchases of treasury stock of $127.2 million and net payments on long term debt of $68.2 million, partially offset by the proceeds from stock plans of $26.2 million.

Net cash used in financing activities of $26.2 million in the nine months ended September 30, 2005 consisted primarily of purchases of treasury stock of $36.4 million and net payments on long term debt of $9.1 million, partially offset by the proceeds from stock plans of $22.1 million.

Critical Accounting Policies

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to the Company’s critical accounting policies which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained on pages 39-42 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Management believes that at September 30, 2006 there has been no material change to this information.

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

Total stock-based compensation expense recognized under SFAS 123R for the three months ended September 30, 2006 was $7.1 million, which was included in (a) cost of goods sold, (b) selling, general and administrative expenses and (c) research and development expenses, in the amounts of $0.9 million, $4.9 million, and $1.3 million, respectively. Total stock-based compensation expense recognized under SFAS 123R for the nine months ended September 30, 2006 was $19.8 million, which was included in (a) cost of goods sold, (b) selling, general and administrative expenses and (c) research and development expenses, in the amounts of $2.6 million, $13.7 million, and $3.5 million, respectively.

Prior to the adoption of SFAS 123R, the Company accounted for employee stock-based compensation plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in SFAS 123. As a result of adopting SFAS 123R, the Company’s income before provision for income taxes and net income for the three months ended September 30, 2006 were $5.0 million and $3.5 million lower, respectively, and for the nine months ended September 30, 2006 were $14.4 million and $10.1 million lower, respectively, than if the Company had continued to account for stock-based compensation under APB 25. Basic and diluted net income per share for the three months ended September 30, 2006 were $0.06 and $0.05 lower, respectively, and for the nine months ended September 30, 2006 were $0.17 and $0.16 lower, respectively, than if the Company had continued to account for stock-based compensation under APB 25. Prior to the adoption of SFAS 123R, benefits of tax deductions in excess of recognized compensation expense were reported as operating cash flows. SFAS 123R requires that they be recorded as a financing cash inflow rather than as a reduction of taxes paid. For the nine months ended September 30, 2006, $3.9 million of excess tax benefits have been classified as a financing cash inflow.

Effects of Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” (“SFAS 140”). SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. The Company does not expect the adoption of SFAS 155 to have a material impact on its consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the impact, if any, of adopting SFAS 157 on its consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”), which amends SFAS No. 87, “Employers’ Accounting for Pension,”  SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” and other related literature. SFAS 158 results from the initial phase of a comprehensive project to improve an employer’s accounting for defined benefit pension and other postretirement plans. SFAS 158 requires employers to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability on its balance sheet and to recognize changes in that funded status in comprehensive income. In addition, SFAS 158 requires employers to measure the funded status of a plan as of the date of its year-end balance sheet. SFAS 158 does not change the accounting for a multi-employer plan.

SFAS 158 provides different effective dates for the recognition and related disclosure provisions and for the required change to a fiscal year-end measurement date. The Company shall initially apply the requirements to recognize the funded status of a benefit plan and the disclosure requirements in its fourth quarter ending December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end balance sheet shall be effective for the Company for the fiscal year ending December 31, 2008. The Company expects that full recognition of the funded status of the Company’s defined benefit plans will increase long term liabilities and decrease total stockholders’ equity. The Company is awaiting the completion of its November 1, 2006 valuation to quantify the impact of adopting SFAS 158. In addition, the Company is still assessing the impact that the adoption of SFAS 158 will have on its deferred taxes. The Company does not expect the adoption of SFAS 158 to have a material impact on its consolidated statements of o perations and cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 adds section N to Topic 1, “Financial Statements” (“Topic 1N”) of the Staff Accounting Bulletin series. Section N provides guidance on the considerations of the effect of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Early application of the guidance in Topic 1N is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006. The Company does not expect the adoption of SAB 108 to have a material impact on its consolidated financial statements.

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

As of September 30, 2006, Edwards Lifesciences had approximately $14.3 million of investments in equity instruments of other companies and had recorded unrealized gains of $1.6 million on these investments in “Accumulated Other Comprehensive Income (Loss),” net of tax. Should these companies experience a decline in financial condition or fail to meet certain development milestones, the investments’ values may decline and be considered other than temporary. As a result, impairment charges may be necessary.

Item 4.   Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the Company’s disclosure controls and procedures as of September 30, 2006. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have determined that such controls and procedures are effective to provide reasonable assurance that information relating to the Company, including its consolidated subsidiaries, required to be disclosed in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There have been no changes in the Company’s internal controls over financial reporting that were identified during the evaluation that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.   Legal Proceedings

Refer to Item 3 “Legal Proceedings” in Part I on page 21 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and Item 1 “Legal Proceedings” in Part II of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	(a)Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2006 through July 31, 2006	60,000	$43.91	60,000	3,940,000
August 1, 2006 through August 31, 2006	440,000	45.45	440,000	3,500,000
September 1, 2006 through September 30, 2006	399,500	46.70	399,500	3,100,500
Total	899,500	$45.90	899,500	3,100,500

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

EDWARDS LIFESCIENCES CORPORATION

(Registrant)
Date: November 8, 2006	By:	/s/ Thomas M. Abate
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