Form 10-Q
period 2007-03-31
EDWARDS LIFESCIENCES CORP
filed 2007-05-09
CIK 1099800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

The number of shares outstanding of the registrant’s common stock, $1.00 par value, as of April 30, 2007 was 57,630,938.

EDWARDS LIFESCIENCES CORPORATION

FORM 10-Q
For the quarterly period ended March 31, 2007

Part I. Financial Information

Item 1.   Financial Statements

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions, except par value; unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$180.2	$182.8
Accounts and other receivables, net of allowances of $6.4 and $6.5, respectively	129.3	127.1
Inventories, net	141.5	142.1
Deferred income taxes	26.8	21.8
Prepaid expenses and other current assets	64.3	57.8
Total current assets	542.1	531.6
Property, plant and equipment, net	216.7	213.0
Goodwill	337.7	337.7
Other intangible assets, net	108.9	116.1
Investments in unconsolidated affiliates	22.2	20.2
Deferred income taxes	6.3	14.5
Other assets	15.3	13.7
	$1,249.2	$1,246.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$179.4	$226.2
Long-term debt	224.5	235.9
Other long-term liabilities (Note 1)	60.3	35.3
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $.01 par value, authorized 50.0 shares, no shares outstanding	—	—
Common stock, $1.00 par value, 350.0 shares authorized, 67.5 and 67.0 shares issued, and 57.7 shares outstanding at March 31, 2007 and December 31, 2006	67.6	67.0
Additional contributed capital	626.6	603.7
Retained earnings (Note 1)	468.8	433.9
Accumulated other comprehensive loss	(13.8)	(15.8)
Treasury stock, at cost, 9.8 and 9.3 shares at March 31, 2007 and December 31, 2006, respectively	(364.2)	(339.4)
Total stockholders’ equity	785.0	749.4
	$1,249.2	$1,246.8

The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in millions, except per share information; unaudited)

	Three Months Ended March 31,
	2007	2006
Net sales	$264.1	$256.7
Cost of goods sold	93.2	93.1
Gross profit	170.9	163.6
Selling, general and administrative expenses	98.6	92.2
Research and development expenses	28.8	27.2
Special gains, net (Note 2)	—	(23.8)
Interest expense, net	0.2	0.9
Other (income) expense, net	(1.3)	0.7
Income before provision for income taxes	44.6	66.4
Provision for income taxes	11.4	20.5
Net income	$33.2	$45.9
Share information (Note 9):
Earnings per share:
Basic	$0.57	$0.77
Diluted	$0.54	$0.73
Weighted average number of common shares outstanding:
Basic	57.9	59.3
Diluted	63.5	64.6

The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities
Net income	$33.2	$45.9
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	13.4	14.2
Stock-based compensation (Note 6)	6.9	5.8
Deferred income taxes	3.1	2.7
Other	(1.4)	(1.4)
Changes in operating assets and liabilities:
Accounts and other receivables, net	(0.4)	2.1
Accounts receivable securitization, net	3.3	(4.3)
Inventories	0.9	(2.5)
Accounts payable and accrued liabilities	(16.3)	(4.7)
Prepaid expenses	(7.1)	(2.0)
Other	0.5	5.2
Net cash provided by operating activities	36.1	61.0
Cash flows from investing activities
Capital expenditures	(13.6)	(8.0)
Investments in intangible assets	—	(2.1)
Investments in unconsolidated affiliates	(0.9)	(0.7)
Proceeds from sale of assets (Notes 2 and 4)	2.4	5.7
Acquisition milestone payment	(9.5)	—
Net cash used in investing activities	(21.6)	(5.1)
Cash flows from financing activities
Proceeds from issuance of long-term debt	17.6	12.8
Payments on long-term debt	(29.4)	(40.7)
Purchases of treasury stock	(24.8)	(29.4)
Proceeds from stock plans	11.7	7.7
Excess tax benefit from stock plans	3.7	0.6
Other	4.4	4.0
Net cash used in financing activities	(16.8)	(45.0)
Effect of currency exchange rate changes on cash and cash equivalents	(0.3)	(0.3)
Net (decrease) increase in cash and cash equivalents	(2.6)	10.6
Cash and cash equivalents at beginning of period	182.8	178.6
Cash and cash equivalents at end of period	$180.2	$189.2

The accompanying notes are an integral part of these
consolidated condensed financial statements.

1.   BASIS OF PRESENTATION

The accompanying interim consolidated condensed financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

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

Recently Adopted Accounting Standards

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). Differences between the amounts reported as a result of adoption have been accounted for as a cumulative effect adjustment recorded to the January 1, 2007 retained earnings balance.

The cumulative effect of adopting FIN 48 was a decrease in tax reserves and an increase of $1.7 million to the January 1, 2007 retained earnings balance. As of the adoption date, the liability for income taxes associated with uncertain tax positions at January 1, 2007 was $24.6 million which is included in other long-term liabilities. This liability can be reduced by $3.4 million of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments. The net amount of $21.2 million, if recognized, would favorably affect the Company’s effective tax rate.

As of March 31, 2007, the liability for income taxes associated with uncertain tax positions was $26.6 million. This liability can be reduced by $3.4 million of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments. The net amount of $23.2 million, if recognized, would favorably affect the Company’s effective tax rate.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in the provision for income taxes. At adoption, the Company had accrued $1.1 million (net of tax benefits) of interest related to uncertain tax positions and as of March 31, 2007, the Company had accrued $1.4 million (net of tax benefits) of interest related to uncertain tax positions.

During the fourth quarter ended December 31, 2006, the Company settled several of its ongoing tax examinations in various jurisdictions. The Company strives to resolve open matters with each tax authority at the examination level and could reach agreement with a tax authority at anytime. While the Company has accrued for amounts it believes is the expected outcome, the final outcome with a tax authority may result in a tax liability that is more or less than that reflected in the financial statements. Furthermore, the Company may later decide to challenge any assessments, if made, and may exercise its right to appeal. The unrecognized tax positions are reviewed quarterly and adjusted as events occur that affect potential liabilities for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, negotiations between tax authorities, identification of new issues and issuance of new legislation, regulations or case law. Management believes that adequate amounts of tax and related interest, if any, have been provided for any adjustments that may result from these uncertain tax positions. At March 31, 2007, the Company has substantially concluded all United States federal income tax matters for years through 2004. All material state and local, and foreign income tax matters have been concluded for years through 2002.

In March 2006, the FASB issued Statements of Financial Accounting Standards (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), which amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 156 requires recognition of a servicing asset or liability at fair value each time an obligation is undertaken to service a financial asset by entering into a servicing contract. SFAS 156 also provides guidance on subsequent measurement methods for each class of servicing assets and liabilities and specifies financial statement presentation and disclosure requirements. SFAS 156 is effective for fiscal years beginning after September 15, 2006. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and SFAS 140. SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

New Accounting Standards Not Yet Adopted

In September 2006, the FASB issued SFAS 157, “Fair Value Measurement” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial statements.

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

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end balance sheet shall be effective for the Company for the fiscal year ending December 31, 2008. The Company does not expect the adoption of the measurement date provisions of  SFAS 158 to have a material impact on its consolidated statements of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows reporting entities to choose to measure many financial instruments at fair value and incorporates an amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which is applicable to all entities with trading securities or securities that are considered to be available for sale. The provisions within SFAS 159 are effective for fiscal years beginning after November 15, 2007 with early adoption permitted as long as the provisions of SFAS No. 157 are also early adopted. The Company does not expect the adoption of SFAS 159 to have a material impact on its consolidated financial statements.

2.   SPECIAL GAINS, NET

	Three Months Ended March 31,
	2007	2006
Gain on patent settlement	$ — —	$(20.2)
Gain on sale of product lines	—	(5.7)
Realignment expenses, net	—	2.1
Special gains, net	$—	$(23.8)

Gain on Patent Settlement

In January 2006, the Company recorded a patent dispute settlement gain of $20.2 million, which consisted of a net payment of $23.8 million received from Medtronic, Inc., offset by patent enforcement costs. See Note 7 for additional information.

Gain on Sale of Products Lines

During the first quarter of 2005, the Company sold its perfusion product line in Japan to Terumo Corporation for cash consideration of $14.9 million, of which $9.2 million was received in January 2005 and  $5.7 million was received in March 2006 as an earn-out payment. In the first quarter of 2006, the Company recorded a gain of $5.7 million related to the receipt of the earn-out payment.

Realignment Expenses, net

During the first quarter of 2006, the Company recorded realignment expense of $2.1 million related primarily to severance expenses associated with the planned closure of a manufacturing facility in Japan (impacting 92 employees). The Company anticipates payments to be made through the third quarter of 2007. As of March 31, 2007, $1.3 million had been paid related to these actions.

In December 2006, the Company recorded a $7.3 million charge related primarily to severance expenses associated with a global reduction in workforce of approximately 70 employees, primarily in the United States and Europe. As of March 31, 2007, the Company has paid $3.7 million of severance with the remaining amount expected to be substantially paid by the end of 2007.

In December 2005, the Company recorded a charge of $3.9 million related to severance resulting from a resource realignment. The charge was related primarily to the severance costs associated with reducing the Company’s workforce by 52 employees, primarily in Purto Rico, Europe and the United States. As of March 31, 2007, the payments related to the realignment were substantially complete.

3.   INVENTORIES

Inventories consisted of the following (in millions):

	March 31, 2007	December 31, 2006
Raw materials	$25.6	$25.1
Work in process	18.5	22.4
Finished products	97.4	94.6
	$141.5	$142.1

4.   OTHER INTANGIBLE ASSETS

Other intangible assets subject to amortization consisted of the following (in millions):

March 31, 2007	Patents	Unpatented Technology	Other	Total
Cost	$199.0	$27.9	$12.5	$239.4
Accumulated amortization	(107.5)	(20.9)	(2.1)	(130.5)
Net carrying value	$91.5	$7.0	$10.4	$108.9
December 31, 2006
Cost	$194.3	$27.9	$17.6	$239.8
Accumulated amortization	(100.1)	(20.4)	(3.2)	(123.7)
Net carrying value	$94.2	$7.5	$14.4	$116.1

Patents includes $3.8 million of capitalized legal costs related to the defense and enforcement of issued patents for which success is deemed probable as of March 31, 2007.

In March 2007, the Company sold the United States distribution rights and inventory associated with its transmyocardial revascularization (“TMR”) laser product line to Novadaq Technologies, Inc. for up-front consideration of $5.4 million, which consists of $2.4 million in cash and a $3.0 million senior secured promissory note due March 2008. This transaction resulted in a net reduction in other intangibles of $3.8 million. In connection with the transaction, the Company is entitled to earn-out payments based on Novadaq’s TMR sales for the remainder of 2007. For the three months ended March 31, 2007, the Company earned $0.3 million, recorded in other (income) expense, and for the remainder of 2007, the Company expects to earn approximately $1.0 million per quarter from similar earn-out payments.

Amortization expense related to other intangible assets was $4.2 million and $4.4 million for the quarters ended March 31, 2007 and 2006, respectively. Estimated amortization expense for each of the years ending December 31 is as follows (in millions):

2007	$16.5
2008	16.5
2009	15.3
2010	12.1
2011	11.1

5.   DEFINED BENEFIT PLANS

The components of net periodic benefit costs for the three months ended March 31, 2007 and 2006 are as follows (in millions):

	Three Months Ended March 31,
	2007	2006
Service cost	$0.6	$0.7
Expected employee contributions	(0.0)	(0.1)
Interest cost	0.6	0.5
Expected return on plan assets	(0.6)	(0.5)
Amortization of prior service cost and other	0.1	0.1
Net periodic pension benefit cost	$0.7	$0.7

6.   STOCK-BASED COMPENSATION

During the three months ended March 31, 2007 and 2006, the Company charged to expense $6.9 million and $5.8 million, respectively, for stock-based compensation related to awards issued under the Company’s incentive compensation plans. The table below provides comparative information on the stock-based compensation expense for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Cost of goods sold	$0.8	$0.8
Selling, general and administrative expenses	4.9	4.0
Research and development expenses	1.2	1.0
Total stock-based compensation expense	$6.9	$5.8

At March 31, 2007, the total remaining compensation cost related to unvested stock options, restricted stock units and employee stock purchase subscription awards amounted to $39.4 million and will be amortized on a straight-line basis over a weighted average vesting period of approximately 32 months.

Fair Value Disclosures

The Black-Scholes option pricing model was used with the following weighted average assumptions for options granted during the following periods:

Option Awards

	Three Months Ended March 31,
	2007	2006
Risk-free interest rate	4.7%	4.6%
Expected dividend yield	None	None
Expected volatility	22.6%	22.6%
Expected term (years)	4.8	4.8
Fair value, per share	$15.09	$12.46

The Black-Scholes option pricing model was used with the following weighted average assumptions for employee stock purchase plan (“ESPP”) subscriptions granted during the following periods:

ESPP

	Three Months Ended March 31,
	2007	2006
Risk-free interest rate	5.0%	4.3%
Expected dividend yield	None	None
Expected volatility	34.7%	28.6%
Expected term (years)	0.4	0.9
Fair value, per share	$11.26	$11.01

7.   COMMITMENTS AND CONTINGENCIES

On August 18, 2003, Edwards Lifesciences filed a lawsuit against Medtronic, Inc. and its affiliate, Medtronic Vascular, Inc. (collectively, “Medtronic”), Cook, Inc. and W.L. Gore & Associates alleging infringement of a patent exclusively licensed to the Company. The lawsuit was filed in the United States District Court for the Northern District of California, seeking monetary damages and injunctive relief. On September 2, 2003, a second patent exclusively licensed to the Company was added to the lawsuit. As announced on January 23, 2006, Edwards Lifesciences settled this litigation with Medtronic. In exchange for a cash payment of $37.5 million from Medtronic to Edwards Lifesciences and Australian-based Endogad Research Pty., Ltd. (the company formed by the clinician-inventors of the patents), Medtronic was granted nonexclusive licenses to the patents involved in the litigation, as well as to certain other related patents. The Company recorded a gain of $20.2 million in January 2006, which consists of the $37.5 million cash, offset by the settlement paid to Endogad, capitalized patent enforcement costs of $2.9 million and current legal fees. Edwards Lifesciences remains in litigation with Cook, Inc. and W.L. Gore & Associates, each of which has answered and asserted various affirmative defenses and counterclaims.

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

8.   COMPREHENSIVE INCOME

Reconciliation of net income to comprehensive income is as follows (in millions):

	Three Months Ended March 31,
	2007	2006
Net income	$33.2	$45.9
Other comprehensive income:
Currency translation adjustments, net of tax	2.6	2.3
Unrealized net gain on investments in unconsolidated affiliates, net of tax	0.2	3.2
Unrealized net loss on cash flow hedges, net of tax	(0.8)	(2.9)
Comprehensive income	$35.2	$48.5

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

The table below presents the computation of basic and diluted earnings per share (in millions, except per share information):

	Three Months Ended March 31,
	2007	2006
Basic:
Net income	$33.2	$45.9
Weighted average shares outstanding	57.9	59.3
Basic earnings per share	$0.57	$0.77
Assuming dilution:
Net income	$33.2	$45.9
Interest expense related to contingently convertible debt, net of tax	1.0	1.0
Net income applicable to diluted shares	$34.2	$46.9
Weighted average shares outstanding	57.9	59.3
Dilutive effect of contingently convertible debt	2.7	2.7
Dilutive effect of stock plans	2.9	2.6
Dilutive weighted average shares outstanding	63.5	64.6
Diluted earnings per share	$0.54	$0.73

Stock options and restricted stock units to purchase approximately 2.6 million and 1.6 million shares for the three months ended March 31, 2007 and 2006, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

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

The Company evaluates the performance of its segments based on net sales and income before provision for income taxes (“pre-tax income”). The accounting policies of the segments are substantially the same as those described in Note 2, Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Net sales and pre-tax income of reportable segments are based on internally derived standard foreign exchange rates, which may differ from year to year, and do not include inter-segment profits. Because of the interdependence of the reportable segments, the operating profit as presented may not be representative of the geographical distribution that would occur if the segments were not interdependent.

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

The table below presents information about Edwards Lifesciences’ reportable segments (in millions):

	Three Months Ended March 31,
	2007	2006
Net Sales
North America	$129.4	$125.5
Europe	58.1	55.4
Japan	42.1	44.3
Intercontinental	20.1	23.4
Total segment net sales	$249.7	$248.6
Pre-Tax Income
North America	$70.7	$67.9
Europe	15.2	14.2
Japan	15.0	17.1
Intercontinental	2.2	1.6
Total pre-tax income	$103.1	$100.8

The table below presents reconciliations of segment net sales to consolidated net sales and segment pre-tax income to consolidated pre-tax income (in millions):

	Three Months Ended March 31,
	2007	2006
Net Sales Reconciliation
Segment net sales	$249.7	$248.6
Foreign currency	14.4	8.1
Consolidated net sales	$264.1	$256.7
Pre-Tax Income Reconciliation
Segment pre-tax income	$103.1	$100.8
Unallocated amounts:
Corporate items	(63.3)	(63.6)
Special gains, net of charges	—	23.8
Interest expense, net	(0.2)	(0.9)
Foreign currency	5.0	6.3
Consolidated pre-tax income	$44.6	$66.4

Enterprise-Wide Information

Enterprise-wide information is based on foreign exchange rates used in the Company’s consolidated financial statements.

	Three Months Ended March 31,
	2007	2006
Net Sales by Geographic Area
United States	$124.1	$121.1
Other countries	140.0	135.6
	$264.1	$256.7
Net Sales by Major Product and Service Area
Heart Valve Therapy	$129.5	$125.1
Critical Care	90.9	81.1
Cardiac Surgery Systems	16.8	23.3
Vascular	20.2	18.2
Other Distributed Products	6.7	9.0
	$264.1	$256.7

	March 31, 2007	December 31, 2006
Long-Lived Tangible Assets by Geographic Area
United States	$190.8	$186.0
Other countries	63.4	60.9
	$254.2	$246.9

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends the forward-looking statements contained in this report to be covered by the safe harbor provisions of such Acts. All statements other than statements of historical fact in this report or referred to or incorporated by reference into this report are “forward-looking statements” for purposes of these sections. These statements include, among other things, any predictions of earnings, revenues, expenses or other financial items, any statements of plans, strategies and objectives of management for future operations, any statements concerning the Company’s future operations, financial conditions and prospects, and any statement of assumptions underlying any of the foregoing. These statements can sometimes be identified by the use of the forward-looking words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “should,” “anticipate,” “plan,” “continue,” “seek,” “pro forma,” “forecast,” or “intend” or other similar words or expressions of the negative thereof. Investors are cautioned not to unduly rely on such forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause the Company’s future business, financial condition, results of operations, or performance to differ materially from the Company’s historical results or those expressed in any forward-looking statements contained in this report. Investors should carefully review the information contained in, or incorporated by reference into, the Company’s annual report on Form 10-K for the year ended December 31, 2006 for a description of certain of these risks and uncertainties.

Overview

Edwards Lifesciences is a global provider of technologies that are designed to treat advanced cardiovascular disease. Edwards Lifesciences focuses on providing products and technologies to address specific cardiovascular opportunities including heart valve disease, critical care technologies and peripheral vascular disease.

The products and services provided by Edwards Lifesciences to treat cardiovascular disease are categorized into five main areas: Heart Valve Therapy, Critical Care, Cardiac Surgery Systems, Vascular and Other Distributed Products.

Edwards Lifesciences’ Heart Valve Therapy portfolio is comprised of tissue heart valves and heart valve repair products. A pioneer in the development and commercialization of heart valve products, Edwards Lifesciences is the world’s leading manufacturer of tissue heart valves and repair products used to replace or repair a patient’s diseased or defective heart valve. In the Critical Care area, Edwards Lifesciences is a world leader in hemodynamic monitoring systems used to measure a patient’s heart function and in disposable pressure transducers, and also provides central venous access products for fluid and drug delivery. The Company’s Cardiac Surgery Systems portfolio comprises a diverse line of products for use during cardiac surgery including cannula, EMBOL-X technologies and other disposable products used during cardiopulmonary bypass procedures (in March 2007 the Company sold the distribution rights to its transmyocardial revascularization (“TMR”) products). Edwards Lifesciences’ Vascular portfolio includes a line of balloon catheter-based products, surgical clips and inserts, artificial implantable grafts, and stents used in the treatment of peripheral vascular disease. Lastly, Other Distributed Products include sales of intra-aortic balloon pumps and other products sold primarily though the Company’s distribution network in Japan.

The healthcare marketplace continues to be competitive with strong local and global competitors. Global demand for healthcare is increasing as the population ages. There is mounting pressure to contain healthcare costs in the face of this increasing demand, which has resulted in pricing and market share pressures. Management expects these trends to continue.

As previously discussed in the Company’s annual report on Form 10-K, the Company received a Warning Letter resulting from a United States Food and Drug Administration (the “FDA”) inspection of the Irvine facility that concluded in August of 2006. The Warning Letter related specifically to elements of the Company’s quality systems, including complaint handling, documentation and quality systems training. The Company submitted a written response to the FDA in March 2007. As announced on April 23, 2007, the FDA has notified the Company that its response to the Warning Letter has adequately addressed the FDA’s concerns. As a result, the FDA will not defer approval of pending pre-market submissions or export certificates for products manufactured at the Company’s Irvine, California, facility.

Recently Adopted Accounting Standards

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). Differences between the amounts reported as a result of adoption have been accounted for as a cumulative effect adjustment recorded to the January 1, 2007 retained earnings balance.

The cumulative effect of adopting FIN 48 was a decrease in tax reserves and an increase of $1.7 million to the January 1, 2007 retained earnings balance. As of the adoption date, the liability for income taxes associated with uncertain tax positions at January 1, 2007 was $24.6 million which is included in other long-term liabilities. This liability can be reduced by $3.4 million of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments. The net amount of $21.2 million, if recognized, would favorably affect the Company’s effective tax rate.

As of March 31, 2007, the liability for income taxes associated with uncertain tax positions was $26.6 million. This liability can be reduced by $3.4 million of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments. The net amount of $23.2 million, if recognized, would favorably affect the Company’s effective tax rate.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in the provision for income taxes. At adoption, the Company had accrued $1.1 million (net of tax benefits) of interest related to uncertain tax positions and as of March 31, 2007, the Company had accrued $1.4 million (net of tax benefits) of interest related to uncertain tax positions.

During the fourth quarter ended December 31, 2006, the Company settled several of its ongoing tax examinations in various jurisdictions. The Company strives to resolve open matters with each tax authority at the examination level and could reach agreement with a tax authority at anytime. While the Company has accrued for amounts it believes is the expected outcome, the final outcome with a tax authority may result in a tax liability that is more or less than that reflected in the financial statements. Furthermore, the Company may later decide to challenge any assessments, if made, and may exercise its right to appeal. The unrecognized tax positions are reviewed quarterly and adjusted as events occur that affect potential liabilities for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, negotiations between tax authorities, identification of new issues and issuance of new legislation, regulations or case law. Management believes that adequate amounts of tax and related interest, if any, have been provided for any adjustments that may result from these uncertain tax positions. At March 31, 2007, the Company has substantially concluded all United States federal income tax matters for years through 2004. All material state and local, and foreign income tax matters have been concluded for years through 2002.

In March 2006, the FASB issued Statements of Financial Accounting Standards (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), which amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 156 requires recognition of a servicing asset or liability at fair value each time an obligation is undertaken to service a financial asset by entering into a servicing contract. SFAS 156 also provides guidance on subsequent measurement methods for each class of servicing assets and liabilities and specifies financial statement presentation and disclosure requirements. SFAS 156 is effective for fiscal years beginning after September 15, 2006. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and SFAS 140. SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Results of Operations

Net Sales Trends

The following is a summary of United States and international net sales (dollars in millions):

	Three Months Ended March 31,			Percent
	2007	2006	Change	Change
United States	$124.1	$121.1	$3.0	2.5%
International	140.0	135.6	4.4	3.2%
Total net sales	$264.1	$256.7	$7.4	2.9%

The $3.0 million increase in net sales in the United States for the three months ended March 31, 2007 was due primarily to increased sales of Critical Care, Vascular and Heart Valve Therapy products. The net sales increase in Critical Care products of $3.8 million was primarily driven by sales of the FloTrac minimally invasive monitoring system and pressure monitoring products. The net sales increase in Vascular products of $1.1 million was primarily driven by an increase in LifeStent product sales. The net sales increase in Heart Valve Therapy products of $0.6 million was primarily driven by the continuing penetration of the Company’s premium Carpentier-Edwards PERIMOUNT Magna and Magna with ThermaFix valves, partially offset by decreases in mitral valves. These product line increases were partially offset by a $2.4 million decline in net sales related to the recent exit from the TMR business.

The $4.4 million increase in international net sales for the three months ended March 31, 2007 was primarily due to increases in Critical Care, Heart Valve Therapy and Vascular products. The net sales increase in Critical Care products of $3.7 million was primarily driven by increases in net sales of the FloTrac minimally invasive monitoring system in Europe and Japan and hemofiltration products in Europe. The net sales increase in Heart Valve Therapy products of $2.3 million was primarily driven by increases in Magna valve sales in Europe. The net sales increase in Vascular products of $0.7 million was primarily driven by increased sales of LifeStent products in Europe. Also contributing to the increase in international net sales was a favorable impact of $5.7 million due to foreign exchange rate fluctuations (primarily due to the strengthening of the Euro against the United States dollar, partially offset by the weakening of the Japanese yen against the United States dollar).

These increases in international net sales were partially offset by decreases of $8.1 million related to (1) the discontinuation of the Brazil-based perfusion product line, (2) the Company’s decision to exit the mechanical valve market during 2007, and (3) a reduction of distributed sales in Japan of intra-aortic balloon pumps.

The impact of foreign currency exchange rate fluctuations on net sales would not necessarily be indicative of the impact on net income due to the corresponding effect of foreign currency exchange rate fluctuations on international manufacturing and operating costs and the Company’s hedging activities. For more information see “Quantitative and Qualitative Disclosure About Market Risk.”

Net Sales by Product Line

The following table is a summary of net sales by product line (dollars in millions):

	Three Months Ended March 31,			Percent
	2007	2006	Change	Change
Heart Valve Therapy	$129.5	$125.1	$4.4	3.5%
Critical Care	90.9	81.1	9.8	12.1%
Cardiac Surgery Systems	16.8	23.3	(6.5)	(27.9)%
Vascular	20.2	18.2	2.0	11.0%
Other Distributed Products	6.7	9.0	(2.3)	(25.6)%
Total net sales	$264.1	$256.7	$7.4	2.9%

Heart Valve Therapy

The $4.4 million increase in net sales of Heart Valve Therapy products for the three months ended March 31, 2007 was due primarily to:

•       pericardial tissue valves, which increased net sales by $3.5 million, primarily as a result of the Company’s premium Carpentier-Edwards PERIMOUNT Magna aortic valve and Magna with ThermaFix valves;

•       heart valve repair products, which increased net sales by $0.9 million, primarily driven by the continuing adoption of the Company’s disease-specific products including the Edwards MC3, IMR  ETlogix and GeoForm rings; and

•       a favorable impact of foreign exchange rates of $2.9 million (primarily due to the strengthening of the Euro against the United States dollar, partially offset by the weakening of the Japanese yen against the United States dollar).

These increases were partially offset by a $2.6 million decrease due to the the Company’s exit from the mechanical valve market commencing in the first quarter of 2007 and the continuing decline of porcine valves.

The Company expects that its PERIMOUNT Magna and Magna with ThermaFix valves will continue to be a strong contributor to 2007 sales growth. In January 2007, the Company launched two new products in the United States. The new PERIMOUNT Theon aortic valve offers clinicians the durability and hemodynamics of the PERIMOUNT technology with the addition of the ThermaFix tissue treatment, and the new Myxo ETlogix annuloplasty ring is the first mitral repair product specifically designed to address myxomatous disease. The Company anticipates that both of these products will contribute to growth in Heart Valve Therapy in 2007. In addition, the Company is planning to launch in Europe its next generation aortic valve, the Magna Ease, in May 2007. The Company’s new PERIMOUNT Magna mitral valve is gaining physician acceptance in Europe and the Company anticipates FDA approval in the United States by the end of 2007. In Japan, the Company received regulatory approval for a new PERIMOUNT mitral valve and expects reimbursement to become effective in May 2007.

Critical Care

The $9.8 million net sales increase of Critical Care products for the three months ended March 31, 2007 was due primarily to:

•                    increased net sales of FloTrac systems of $4.0 million;

•                  core critical care products, which increased net sales by $2.2 million, driven primarily by market share gains in pressure monitoring products and advanced technology catheter products;

•                    hemofiltration products, which increased net sales by $1.2 million; and

•                  foreign currency exchange rate fluctuations, which  increased net sales by $1.9 million (primarily due to the strengthening of the Euro against the United States dollar, partially offset by the weakening of the Japanese yen against the United States dollar).

The Company continues to expect worldwide FloTrac system sales to be a significant contributor to Critical Care sales growth in 2007.

Cardiac Surgery Systems

The $6.5 million decrease in net sales of Cardiac Surgery Systems products for the three months ended March 31, 2007 was primarily due to the impact of the sale of the Company’s Brazil-based perfusion product line in December 2006, which resulted in a net sales decrease of $4.4 million for the three months ended March 31, 2007. In addition, the Company’s recent exit from the TMR product line in March 2007 contributed to a decrease in net sales of $2.4 million. Cardiac Surgery Systems now consists of the Company’s core Research Medical cannula and EMBOL-X technologies.

Vascular

The $2.0 million net sales increase of Vascular products for the three months ended March 31, 2007 was primarily due to increased sales of LifeStent products. In addition, there was a $0.7 million favorable impact from foreign exchange rate fluctuations (primarily due to the strengthening of the Euro against the United States dollar).

In 2006, the Company introduced a new line of longer-length stents, FlexStar XL, in the United States. The Company plans to complete a full commercial launch of the FlexStar system in Europe during the second quarter of 2007. The Company expects to submit its pre-market approval for a superficial femoral artery indication in the second quarter of 2007 and anticipates approval by the end of 2007.

The Company continues to expect LifeStent product sales to be a significant contributor to Vascular sales growth in 2007.

Other Distributed Products

The $2.3 million net sales decrease of Other Distributed Products for the three months ended March 31, 2007 was due primarily to the divestiture in 2006 of a non-strategic pharmaceutical product and a reduction of distributed sales in Japan of intra-aortic balloon pumps.

Gross Profit

	Three Months Ended March 31,
	2007	2006	Change
Gross profit as a percentage of net sales	64.7%	63.7%	1.0 pts.

The 1.0 percentage point increase in gross profit as a percentage of net sales for the three months ended March 31, 2007 was driven primarily by favorable product mix on a global basis. The United States gross profit as a percentage of net sales contributed 0.7 percentage points due to favorable product mix, primarily higher sales of Heart Valve Therapy products and certain Critical Care products. The international gross profit as a percentage of net sales contributed 0.9 percentage points due to favorable product mix, primarily higher sales of Heart Valve Therapy products and certain Critical Care products, combined with the discontinuation of lower margin perfusion products. These increases were partially offset by a 0.7 percentage point decrease from the unfavorable impact of foreign currency, including the expiration of currency hedging contracts.

Selling, General and Administrative (SG&A) Expenses

(dollars in millions)

	Three Months Ended March 31,
	2007	2006	Change
SG&A expenses	$98.6	$92.2	$6.4
SG&A expenses as a percentage of net sales	37.3%	35.9%	1.4 pts.

The $6.4 million increase in selling, general and administrative expenses, and the 1.4 percentage point increase in selling, general and administrative expenses as a percentage of net sales, for the three months ended March 31, 2007 were due primarily to higher sales-related spending in the Heart Valve Therapy, Critical Care and Vascular product lines and higher international expenses of $2.0 million due to the impact of foreign exchange rates (primarily the strengthening of the Euro against the United States dollar).

Research and Development Expenses

(dollars in millions)

	Three Months Ended March 31,
	2007	2006	Change
Research and development expenses	$28.8	$27.2	$1.6
Research and development expenses as a percentage of net sales	10.9%	10.6%	0.3 pts.

The $1.6 million increase in research and development expenses for the three months ended March 31, 2007 was due primarily to additional investments in the Company’s transcatheter valve development programs.

In the Company’s transcatheter aortic valve replacement program, the Company received conditional Investigational Device Exemption (“IDE”) approval from the FDA in March 2007 to initiate its PARTNER trial, a pivotal clinical trial of the Company’s Edwards SAPIEN Transcatheter Heart Valve (“THV”) technology. The PARTNER trial began during the second quarter of 2007 and will evaluate the Edwards SAPIEN THV valve in patients who are considered at high risk for conventional open-heart valve surgery.  Initially, all of the SAPIEN valves in the PARTNER trial will be delivered transfemorally using the RetroFlex delivery system. As planned, the Company completed enrollment in its United States feasibility study of the Ascendra transapical delivery system in April 2007. The Company is working to gain IDE FDA approval to add Ascendra to the PARTNER trial in the third quarter of 2007.

The Company introduced its RetroFlex II delivery system in Canada in the first quarter of 2007. RetroFlex II further enhances the ease-of-use benefits of RetroFlex I by adding a customized atraumatic tip to enable clinicians to more easily navigate across the native stenotic aortic valve. The Company will be seeking regulatory approval to add RetroFlex II to both the United States and European trials.

In the Company’s transcatheter mitral valve repair program, the Company has two technologies: the Edwards MONARC mitral repair system, a coronary sinus technology, and the Edwards MOBIUS leaflet repair system. In connection with the Edwards MONARC  system, the Company completed enrollment of its 60-patient EVOLUTION I feasibility study during the first quarter of 2007 and expects to initiate the EVOLUTION II follow-on trial in Europe and Canada during the second quarter of 2007. Data gathered from EVOLUTION II will measure clinical and quality-of-life endpoints. In addition, this study will facilitate European reimbursement and commercialization efforts, and also help to support a United States pivotal trial which could start as early as 2008.

For the Edwards MOBIUS technology, the Company’s feasibility work is completed in Europe and Canada. Interim feasibility results led to the implementation of additional enhancements to improve repair durability. The Company is assessing the results of its feasibility studies.

Special Gains, net

(dollars in millions)

	Three Months Ended March 31,
	2007	2006
Gain on patent dispute settlement	$—	$(20.2)
Gain on sale of product lines	—	(5.7)
Realignment expenses, net	—	2.1
Special gains, net	$—	$(23.8)

Gain on Patent Settlement

In January 2006, the Company recorded a patent dispute settlement gain of $20.2 million, which consisted of a net payment of $23.8 million received from Medtronic, Inc., offset by patent enforcement costs.

Gain on Sale of Products Lines

During the first quarter of 2005, the Company sold its perfusion product line in Japan to Terumo Corporation for cash consideration of $14.9 million, of which $9.2 million was received in January 2005 and $5.7 million was received in March 2006 as an earn-out payment. In the first quarter of 2006, the Company recorded a gain of $5.7 million related to the receipt of the earn-out payment.

Realignment Expenses, net

During the first quarter of 2006, the Company recorded realignment expense of $2.1 million related primarily to severance expenses associated with the planned closure of a manufacturing facility in Japan

(impacting 92 employees). The Company anticipates payments to be made through the third quarter of 2007. As of March 31, 2007, $1.3 million had been paid related to these actions.

In December 2006, the Company recorded a $7.3 million charge related primarily to severance expenses associated with a global reduction in workforce of approximately 70 employees, primarily in the United States and Europe. As of March 31, 2007, the Company paid $3.7 million of severance with the remaining amount expected to be paid out substantially by the end of 2007.

In December 2005, the Company recorded a charge of $3.9 million related to severance resulting from a resource realignment. The charge was related primarily to the severance costs associated with reducing the Company’s workforce by 52 employees, primarily in Purto Rico, Europe and the United States. As of March 31, 2007, the payments related to the realignment were substantially complete.

Interest Expense, net

(dollars in millions)

	Three Months Ended March 31,
	2007	2006	Change
Interest expense	$2.3	$2.8	$(0.5)
Interest income	(2.1)	(1.9)	(0.2)
Interest expense, net	$0.2	$0.9	$(0.7)

The decrease in interest expense for the three months ended March 31, 2007 resulted primarily from a lower average debt balance as compared to the prior year quarter. The increase in interest income resulted primarily from higher interest rates.

Other  (Income) Expense, net

The following is a summary of other (income) expense, net (in millions):

	Three Months Ended March 31,
	2007	2006
Foreign exchange gain, net	$(0.7)	$(0.1)
Investment (gain) loss	(0.7)	0.5
Gain on sale of product line	(0.6)	—
Accounts receivable securitization cost	0.7	0.6
Other	—	(0.3)
Other (income) expense, net	$(1.3)	$0.7

The net foreign exchange gains for the three months ended March 31, 2007 and 2006 relate primarily to foreign currency fluctuation on the Company’s global trade and intercompany receivable and payable balances. The increase in foreign exchange gains in 2007 was primarily due to the strengthening of various Asia currencies.

The investment gain and investment loss for the three months ended March 31, 2007 and 2006, respectively, represents the Company’s share of gains and losses in technology investments accounted for under the equity method.

In March 2007, the Company sold the United States distribution rights and inventory associated with the TMR laser product line to Novadaq Technologies, Inc. for up-front consideration of $5.4 million, which consisted of $2.4 million in cash and a $3.0 million senior secured promissory note due March 2008. This resulted in a gain of $0.3 million. In connection with the transaction, the Company is entitled to earn-

out payments based on Novadaq’s TMR sales for the remainder of 2007. For the three months ended March 31, 2007, the Company earned $0.3 million, recorded in other (income) expense, and for the remainder of 2007, the Company expects to earn approximately $1 million per quarter from similar earn-out payments.

Provision for Income Taxes

The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the United States, which have statutory tax rates lower than the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates. The effective income tax rates were 25.6% and 30.9% for the three month periods ended March 31, 2007 and 2006, respectively. For the three months ended March 31, 2006, the income tax rate was impacted primarily by the favorable resolution of a patent dispute, which was tax effected at the Company’s blended United States federal and state statutory tax rate of 39.4%.

The Company adopted the provisions of FIN 48 on January 1, 2007 (see “Recently Adopted Accounting Standards”).

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

The Company has a Five-Year Unsecured Revolving Credit Agreement (“the Credit Agreement”), which matures on September 29, 2011. The Credit Agreement provides up to an aggregate of $500.0 million in one-to-six month borrowings in multiple currencies. Borrowings currently bear interest at LIBOR plus 0.40%, which includes a facility fee subject to adjustment for leverage ratio changes as defined in the Credit Agreement. The Company pays a facility fee regardless of available or outstanding borrowings, currently at an annual rate of 0.075%. All amounts outstanding under the Credit Agreement have been classified as long-term obligations, as these borrowings will continue to be refinanced pursuant to the Credit Agreement. As of March 31, 2007, borrowings of $74.5 million were outstanding under the Credit Agreement. The Credit Agreement contains various financial and other covenants, all of which the Company was in compliance with at March 31, 2007.

In addition to the Credit Agreement, as of March 31, 2007, the Company had outstanding $150.0 million of convertible senior debentures, issued at par, bearing an interest rate of 3.875% per annum due May 15, 2033 (the “Notes”). Interest is payable semi-annually in May and November. Issuance costs of approximately $4.4 million are being amortized to interest expense over 5 years. The Notes are convertible, as defined per the agreement, into 18.29 shares of the Company’s common stock for each $1,000 principal amount of Notes (conversion price of $54.66 per share), subject to adjustment.

The Company has two securitization programs whereby certain subsidiaries in the United States and Japan sell, without recourse, on a continuous basis, an undivided interest in certain eligible pools of accounts receivable. As of March 31, 2007, the Company had sold a total of $83.8 million of trade accounts receivable and received funding of $74.4 million. The securitization program in the United States is renewable for one-year periods at the Company’s option and will expire on September 18, 2007. The securitization program in Japan will expire on December 3, 2008.

In May 2006, the Board of Directors approved a stock repurchase program authorizing the Company to purchase on the open market and in privately negotiated transactions up to 4.0 million shares of the Company’s common stock through December 31, 2008. Stock repurchased under the program is being used primarily to offset obligations under the Company’s employee stock options programs. In the first quarter of 2007, the Company repurchased 0.5 million shares under the stock repurchase program at an aggregate cost of $24.8 million and has remaining authority under the program to purchase 2.2 million shares as of March 31, 2007.

At March 31, 2007, there have been no material changes in the Company’s significant contractual obligations and commercial commitments as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2006.

Net cash flows provided by operating activities of $36.1 million for the three months ended March 31, 2007 decreased $24.9 million from the same period a year ago primarily due to cash received during the first quarter of 2006 for the patent litigation settlement of $23.8 million.

Net cash used by investing activities of $21.6 million consisted primarily of capital expenditures of $13.6 million and a $9.5 million milestone payment associated with the Percutaneous Valve Technologies, Inc. acquisition in 2004, partially offset by proceeds from the sale of the TMR product line of $2.4 million.

Net cash used by investing activities of $5.1 million in the three months ended March 31, 2006 consisted primarily of capital expenditures of $8.0 million and investments in intangibles assets of $2.1 million, partially offset by $5.7 million related to an earn-out payment from the 2005 sale of the Company’s perfusion product line in Japan.

Net cash used in financing activities of $16.8 million for the three months ended March 31, 2007 consisted primarily of purchases of treasury stock of $24.8 million and net payments on long-term debt of $11.8 million, partially offset by the proceeds from stock plans of $15.4 million.

Net cash used in financing activities of $45.0 million in the three months ended March 31, 2006 consisted primarily of purchases of treasury stock of $29.4 million and net payments on long-term debt of $27.9 million, partially offset by the proceeds from stock plans of $7.7 million.

Critical Accounting Policies

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to the Company’s critical accounting policies which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained on pages 42-45 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Management believes that at March 31, 2007 there have been no material changes to this information.

On January 1, 2007, the Company adopted FIN 48 which establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. See “Recently Adopted Accounting Standards”.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

For a complete discussion of the Company’s exposure to interest rate risk, refer to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” on pages 48-50 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. There have been no significant changes from the information discussed therein.

Currency Risk

For a complete discussion of the Company’s exposure to foreign currency risk, refer to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” on pages 48-50 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. There have been no significant changes from the information discussed therein.

Credit Risk

For a complete discussion of the Company’s exposure to credit risk, refer to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” on pages 48-50 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. There have been no significant changes from the information discussed therein.

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

As of March 31, 2007, Edwards Lifesciences had approximately $22.2 million of investments in equity instruments of other companies and had recorded unrealized gains of $1.6 million on these investments in “Accumulated Other Comprehensive Income (Loss),” net of tax. Should these companies experience a decline in financial condition or fail to meet certain development milestones, the investments’ values may decline and be considered other than temporary. As a result, impairment charges may be necessary.

Item 4.   Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the Company’s disclosure controls and procedures as of March 31, 2007. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have determined that such controls and procedures are effective to provide reasonable assurance that information relating to the Company, including its consolidated subsidiaries, required to be disclosed in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

During the quarter ended March 31, 2007, the Company implemented a new financial consolidation and reporting system which has enabled greater efficiencies in financial reporting and has provided enhanced controls and analytical capabilities. There have been no other changes in the Company’s internal controls over financial reporting that were identified during the evaluation that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.   Legal Proceedings

For a complete discussion of the Company’s  legal proceedings, refer to Item 3 “Legal Proceedings” in Part I on page 22 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. There have been no significant changes from the information discussed therein.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	(a)Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2007 through January 31, 2007	—	—	—	2,675,000
February 1, 2007 through February 28, 2007	—	—	—	2,675,000
March 1, 2007 through March 31, 2007	500,000	$49.67	500,000	2,175,000
Total	500,000	$49.67	500,000	2,175,000

(a)           On May 11, 2006, the Company announced that the Board of Directors approved a stock repurchase program authorizing the Company to purchase on the open market and in privately negotiated transactions, up to 4.0 million shares of the Company’s common stock.

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

EDWARDS LIFESCIENCES CORPORATION
(Registrant)
Date: May 8, 2007	By:	/s/ Thomas M. Abate
Thomas M. Abate Corporate Vice President, Chief Financial Officer and Treasurer (Chief Accounting Officer)

EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

Exhibit No.	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002