Form 10-Q
period 2007-06-30
EDWARDS LIFESCIENCES CORP
filed 2007-08-08
CIK 1099800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

The number of shares outstanding of the registrant’s common stock, $1.00 par value, as of July 31, 2007 was 57,277,493.

EDWARDS LIFESCIENCES CORPORATION

FORM 10-Q
For the quarterly period ended June 30, 2007

Part I. Financial Information

Item 1.   Financial Statements

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions, except par value; unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$164.9	$182.8
Accounts and other receivables, net of allowances of $7.0 and $6.5, respectively	137.4	127.1
Inventories, net	143.5	142.1
Deferred income taxes	25.4	21.8
Prepaid expenses and other current assets	70.0	57.8
Total current assets	541.2	531.6
Property, plant and equipment, net	220.2	213.0
Goodwill	337.7	337.7
Other intangible assets, net	107.5	116.1
Investments in unconsolidated affiliates	25.1	20.2
Deferred income taxes	4.8	14.5
Other assets	15.3	13.7
	$1,251.8	$1,246.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$173.6	$226.2
Convertible debt (Note 5)	150.0	—
Total current liabilities	323.6	226.2
Long-term debt (Note 5)	57.6	235.9
Other long-term liabilities (Note 1)	63.1	35.3
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $.01 par value, authorized 50.0 shares, no shares outstanding	—	—
Common stock, $1.00 par value, 350.0 shares authorized, 67.9 and 67.0 shares issued, and 57.4 and 57.7 shares outstanding at June 30, 2007 and December 31, 2006	67.9	67.0
Additional contributed capital	644.0	603.7
Retained earnings (Note 1)	503.7	433.9
Accumulated other comprehensive loss	(8.9)	(15.8)
Treasury stock, at cost, 10.5 and 9.3 shares at June 30, 2007 and December 31, 2006, respectively	(399.2)	(339.4)
Total stockholders’ equity	807.5	749.4
	$1,251.8	$1,246.8

The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in millions, except per share information; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	$272.6	$267.3	$536.7	$524.0
Cost of goods sold	94.7	95.7	187.9	188.8
Gross profit	177.9	171.6	348.8	335.2
Selling, general and administrative expenses	101.7	97.0	200.3	189.2
Research and development expenses	29.1	28.9	57.9	56.1
Special gains, net (Note 2)	—	(0.7)	—	(24.5)
Interest expense, net	0.4	0.6	0.6	1.5
Other (income) expense, net	(0.1)	0.3	(1.4)	1.0
Income before provision for income taxes	46.8	45.5	91.4	111.9
Provision for income taxes	11.9	9.4	23.3	29.9
Net income	$34.9	$36.1	$68.1	$82.0
Share information (Note 10)
Earnings per share:
Basic	$0.61	$0.61	$1.18	$1.39
Diluted	$0.57	$0.58	$1.11	$1.30
Weighted average number of common shares outstanding:
Basic	57.5	58.8	57.7	59.0
Diluted	63.0	64.2	63.2	64.4

The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities
Net income	$68.1	$82.0
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	27.1	28.4
Stock-based compensation (Note 7)	13.4	12.7
Deferred income taxes	3.7	(4.8)
Special gains, net	—	(0.7)
Other	(0.1)	(0.7)
Changes in operating assets and liabilities:
Accounts and other receivables, net	(8.6)	(4.9)
Accounts receivable securitization, net	4.6	(5.0)
Inventories	(1.4)	(5.2)
Accounts payable and accrued liabilities	(22.9)	11.6
Prepaid expenses	(11.9)	(13.1)
Other	1.9	0.3
Net cash provided by operating activities	73.9	100.6
Cash flows from investing activities
Capital expenditures	(27.4)	(24.0)
Investments in intangible assets	(1.0)	(2.0)
Investments in unconsolidated affiliates	(1.8)	(1.4)
Proceeds from sale of assets (Notes 2 and 4)	2.4	14.7
Acquisition milestone payment	(9.6)	—
Other	—	0.1
Net cash used in investing activities	(37.4)	(12.6)
Cash flows from financing activities
Proceeds from issuance of long-term debt	30.3	29.1
Payments on long-term debt	(55.9)	(70.6)
Purchases of treasury stock	(59.8)	(85.9)
Proceeds from stock plans	20.9	17.9
Excess tax benefit from stock plans	5.1	2.3
Other	5.7	6.7
Net cash used in financing activities	(53.7)	(100.5)
Effect of currency exchange rate changes on cash and cash equivalents	(0.7)	1.0
Net decrease in cash and cash equivalents	(17.9)	(11.5)
Cash and cash equivalents at beginning of period	182.8	178.6
Cash and cash equivalents at end of period	$164.9	$167.1

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

Recently Adopted Accounting Standards

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). Differences between the amounts reported as a result of adoption have been accounted for as a cumulative effect adjustment to the January 1, 2007 retained earnings balance.

The cumulative effect of adopting FIN 48 was a $1.7 million decrease in tax reserves and increase in the January 1, 2007 retained earnings balance. As of the adoption date of January 1, 2007, the liability for income taxes associated with uncertain tax positions was $24.6 million which is included in “Other Long-Term Liabilities.”  This liability can be reduced by $3.4 million of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments. The net amount of $21.2 million, if recognized, would favorably affect the Company’s effective tax rate.

As of June 30, 2007, the liability for income taxes associated with uncertain tax positions was $33.7 million. This liability can be reduced by $8.9 million of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments. The net amount of $24.7 million, if recognized, would favorably affect the Company’s effective tax rate.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in the provision for income taxes. At adoption, the Company had accrued $1.1 million (net of tax benefits) of interest related to uncertain tax positions and as of June 30, 2007, the Company had accrued $2.1 million (net of tax benefits) of interest related to uncertain tax positions.

During the fourth quarter ended December 31, 2006, the Company settled several of its ongoing tax examinations in various jurisdictions. The Company strives to resolve open matters with each tax authority at the examination level and could reach agreement with a tax authority at any time. While the Company has accrued for amounts it believes are the expected outcomes, the final outcome with a tax authority may result in a tax liability that is more or less than that reflected in the financial statements. Furthermore, the Company may later decide to challenge any assessments, if made, and may exercise its right to appeal. The unrecognized tax positions are reviewed quarterly and adjusted as events occur that affect potential liabilities for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, negotiations between tax authorities, identification of new issues and issuance of new legislation, regulations or case law. Management believes that adequate amounts of tax and related interest have been provided for any adjustments that may result from these uncertain tax positions.

The total liability for unrecognized tax benefits may change within the next twelve months due to either settlement of audits or expiration of statutes of limitations. Quantification of those potential changes cannot be estimated at this time. At June 30, 2007, the Company has concluded all United States federal income tax matters for years through 2004. All material state and local, and foreign income tax matters have been concluded for years through 2002.

New Accounting Standards Not Yet Adopted

In September 2006, the FASB issued Statements of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial statements.

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

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end balance sheet shall be effective for the Company for the fiscal year ending December 31, 2008. The Company does not expect the adoption of the measurement date provisions of  SFAS 158 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows reporting entities to choose to measure many financial instruments at fair value and incorporates an amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which is applicable to all entities with trading securities or securities that are considered to be available for sale. The provisions within SFAS 159 are effective for fiscal years beginning after November 15, 2007, with early adoption permitted as long as the provisions of SFAS No. 157 are also early adopted. The Company does not expect the adoption of SFAS 159 to have a material impact on its consolidated financial statements.

2.   SPECIAL GAINS, NET

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Gain on patent settlement	$—	$—	$—	$(20.2)
Gain on sale of product lines	—	(4.5)	—	(10.2)
Impairment of assets held for sale	—	2.6	—	2.6
Realignment expenses, net	—	—	—	2.1
Litigation reserve	—	1.2	—	1.2
Special gains, net	$—	$(0.7)	$—	$(24.5)

Gain on Patent Settlement

In January 2006, the Company recorded a patent dispute settlement gain of $20.2 million, which consisted of a net payment of $23.8 million received from Medtronic, Inc., offset by patent enforcement costs. See Note 8 for additional information.

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

Impairment of Assets Held for Sale

In the second quarter of 2006, the Company agreed to sell most of its assets related to its remaining international cardiopulmonary perfusion product line. The Company determined that the carrying values of the underlying assets exceeded their fair values. Consequently, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in the second quarter of 2006, the Company recorded an impairment loss of $2.6 million, which represented the excess of the carrying values of the assets over their fair values, and included direct incremental costs to transact the sale of $1.5 million. The sale was completed in December 2006 and no additional gain or loss was recorded.

Realignment Expenses, net

In December 2006, the Company recorded a $7.3 million charge related primarily to severance expenses associated with a global reduction in workforce of approximately 70 employees, primarily in the United States and Europe. As of June 30, 2007, the Company had paid $4.6 million of severance with the remaining amount expected to be substantially paid by the end of 2007.

During the first quarter of 2006, the Company recorded realignment expense of $2.1 million related primarily to severance expenses associated with the planned closure of a manufacturing facility in Japan (impacting 92 employees). As of June 30, 2007, remaining payments of approximately $1.3 million are expected to be paid during the third quarter of 2007.

In December 2005, the Company recorded a charge of $3.9 million related to severance resulting from a resource realignment. The charge was related primarily to the severance costs associated with reducing the Company’s workforce by 52 employees, primarily in Puerto Rico, Europe and the United States. As of June 30, 2007, the payments related to the realignment were substantially complete.

3.   INVENTORIES

Inventories consisted of the following (in millions):

	June 30, 2007	December 31, 2006
Raw materials	$28.6	$25.1
Work in process	19.9	22.4
Finished products	95.0	94.6
	$143.5	$142.1

4.   OTHER INTANGIBLE ASSETS

Other intangible assets subject to amortization consisted of the following (in millions):

June 30, 2007	Patents	Unpatented Technology	Other	Total
Cost	$200.9	$27.9	$13.4	$242.2
Accumulated amortization	(111.0)	(21.3)	(2.4)	(134.7)
Net carrying value	$89.9	$6.6	$11.0	$107.5

December 31, 2006
Cost	$194.3	$27.9	$17.6	$239.8
Accumulated amortization	(100.1)	(20.4)	(3.2)	(123.7)
Net carrying value	$94.2	$7.5	$14.4	$116.1

Patents includes $5.4 million of capitalized legal costs related to the defense and enforcement of issued patents for which success is deemed probable as of June 30, 2007.

In March 2007, the Company sold the United States distribution rights and inventory associated with its transmyocardial revascularization (“TMR”) laser product line to Novadaq Technologies, Inc. for up-front consideration of $5.4 million, which consists of $2.4 million in cash and a $3.0 million senior secured promissory note due March 2008. This transaction resulted in a net reduction in other intangibles of $3.8 million. In connection with the transaction, the Company is entitled to earn-out payments based on Novadaq’s TMR sales for the remainder of 2007. For the three and six months ended June 30, 2007, the Company earned $0.9 million and $1.2 million, respectively, recorded in “Other (Income) Expense, Net.”

Amortization expense related to other intangible assets was $4.2 million and $4.4 million for the three months ended June 30, 2007 and 2006, respectively, and $8.4 million and $8.8 million for the six months ended June 30, 2007 and 2006, respectively. Estimated amortization expense for each of the years ending December 31 is as follows (in millions):

2007	$16.7
2008	16.7
2009	15.5
2010	12.3
2011	11.3

5.   CONVERTIBLE DEBT

In May 2003, the Company issued $150.0 million of convertible senior debentures, issued at par, bearing an interest rate of 3.875% per annum due May 15, 2033 (the “Notes”). Interest is payable semi-annually in May and November. Issuance costs of approximately $4.4 million are being amortized to interest expense over 5 years. The Notes are convertible into 18.29 shares of the Company’s common stock for each $1,000 principal amount of Notes (conversion price of $54.66 per share), subject to adjustment. Holders of the Notes have the right to require the Company to purchase all or a portion of their Notes at a price equal to 100% of the principal amount of the Notes, plus any accrued and unpaid interest, on May 15, 2008, 2013, and 2018. The Company will pay cash for all Notes so purchased on May 15, 2008. For any Notes purchased by the Company on May 15, 2013 or 2018, the Company may, at its option, choose to pay the purchase price in cash, in shares of the Company’s common stock, or any combination thereof. The Notes have been reclassified as a current liability from long-term debt on the Consolidated Condensed Balance Sheet as of June 30, 2007 given their potential redemption for cash by the holders on May 15, 2008.

6.   DEFINED BENEFIT PLANS

The components of net periodic benefit costs for the three and six months ended June 30, 2007 and 2006 are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Service cost	$0.7	$0.7	$1.3	$1.4
Employee contributions	—	—	—	(0.1)
Interest cost	0.6	0.6	1.2	1.1
Expected return on plan assets	(0.6)	(0.6)	(1.2)	(1.1)
Amortization of prior service cost and other	—	—	0.1	0.1
Net periodic pension benefit cost	$0.7	$0.7	$1.4	$1.4

7.   STOCK-BASED COMPENSATION

Stock-based compensation expense related to awards issued under the Company’s incentive compensation plans for the three and six months ended June 30, 2007 and 2006 was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of goods sold	$0.6	$0.9	$1.5	$1.7
Selling, general and administrative expenses	4.6	4.8	9.4	8.8
Research and development expense	1.3	1.2	2.5	2.2
Total stock-based compensation expense	$6.5	$6.9	$13.4	$12.7

At June 30, 2007, the total remaining compensation cost related to unvested stock options, restricted stock units and employee stock purchase subscription awards amounted to $56.4 million and will be amortized on a straight-line basis over a weighted average vesting period of approximately 34 months.

During the six months ended June 30, 2007, the Company granted 1.0 million stock options at a weighted average exercise price of $49.03 and 0.3 million shares of restricted stock units at a weighted average grant-date fair value of $49.28.

Fair Value Disclosures

The Black-Scholes option pricing model was used with the following weighted average assumptions for options granted during the following periods:

Option Awards

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Risk-free interest rate	4.6%	5.0%	4.6%	5.0%
Expected dividend yield	None	None	None	None
Expected volatility	18.5%	22.6%	18.8%	22.6%
Expected term (years)	4.9	4.8	4.9	4.8
Fair value, per share	$12.94	$13.12	$13.07	$13.08

The Black-Scholes option pricing model was used with the following weighted average assumptions for employee stock purchase plan (“ESPP”) subscriptions granted during the following periods:

ESPP

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Risk-free interest rate	5.0%	4.7%	5.0%	4.7%
Expected dividend yield	None	None	None	None
Expected volatility	35.8%	30.8%	35.0%	30.6%
Expected term (years)	0.3	0.8	0.3	0.8
Fair value, per share	$11.43	$10.33	$11.31	$10.39

8.   COMMITMENTS AND CONTINGENCIES

On May 9, 2007, Edwards Lifesciences filed a lawsuit against CoreValve, Inc. (“CoreValve”), alleging that CoreValve’s ReValving System infringes on a European patent exclusively licensed to the Company. The lawsuit was filed in the District Patent Court in Dusseldorf, Germany, seeking injunctive and declaratory relief. On May 11, 2007, and June 20, 2007, respectively, CoreValve filed lawsuits in London, United Kingdom, and Munich, Germany, against the three inventor-owners of this patent alleging that the patent is invalid.

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

9.   COMPREHENSIVE INCOME

Reconciliation of net income to comprehensive income is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$34.9	$36.1	$68.1	$82.0
Other comprehensive income:
Currency translation adjustments, net of tax	2.8	1.9	5.4	4.3
Unrealized net gain on investments in unconsolidated affiliates, net of tax	1.4	0.9	1.6	4.1
Unrealized net gain (loss) on cash flow hedges, net of tax	0.7	(3.7)	(0.1)	(6.6)
Comprehensive income	$39.8	$35.2	$75.0	$83.8

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

The table below presents the computation of basic and diluted earnings per share (in millions, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Basic:
Net income	$34.9	$36.1	$68.1	$82.0
Weighted average shares outstanding	57.5	58.8	57.7	59.0
Basic earnings per share	$0.61	$0.61	$1.18	$1.39
Assuming dilution:
Net income	$34.9	$36.1	$68.1	$82.0
Interest expense related to contingently convertible debt, net of tax	1.0	1.0	2.0	2.0
Net income applicable to diluted shares	$35.9	$37.1	$70.1	$84.0
Weighted average shares outstanding	57.5	58.8	57.7	59.0
Dilutive effect of contingently convertible debt	2.7	2.7	2.7	2.7
Dilutive effect of stock plans	2.8	2.7	2.8	2.7
Dilutive weighted average shares outstanding	63.0	64.2	63.2	64.4
Diluted earnings per share	$0.57	$0.58	$1.11	$1.30

Stock options and restricted stock units to purchase approximately 2.2 million and 2.7 million shares for the three months ended June 30, 2007 and 2006, respectively, and 2.4 million and 2.2 million for the six months ended June 30, 2007 and 2006, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

11.   INCOME TAXES

Beginning in 2002 through 2005, the Company recorded other-than-temporary impairments and unrealized losses related to certain of its investments in unconsolidated affiliates. The tax benefits that result from reductions in the value of these investments are subject to the Company realizing sufficient capital gains with which to offset these capital losses. Due to the uncertainty of the Company realizing future capital gains, the Company has consistently recorded valuation allowances against these deferred tax assets as they have accumulated. During the second quarter of 2006, the Company realized a capital gain related to a sale of a non-strategic pharmaceutical product line (see Note 2). This capital gain allowed the Company to utilize a portion of the accumulated losses related to the reduced values of certain investments in unconsolidated affiliates. As a result, valuation allowances of $3.7 million were reversed, reducing income tax expense during the three months ended June 30, 2006.

12.   SEGMENT INFORMATION

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

The Company evaluates the performance of its segments based on net sales and income before provision for income taxes (“pre-tax income”). The accounting policies of the segments are substantially the same as those described in Note 2, Summary of Significant Accounting Policies, in the Company’s

Annual Report on Form 10-K for the year ended December 31, 2006. Net sales and pre-tax income of reportable segments are based on internally derived standard foreign exchange rates, which may differ from year to year, and do not include inter-segment profits. Because of the interdependence of the reportable segments, the operating profit as presented may not be representative of the geographical distribution that would occur if the segments were not interdependent.

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

The table below presents information about Edwards Lifesciences’ reportable segments (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net Sales
North America	$125.8	$128.0	$255.2	$254.1
Europe	60.4	57.4	118.5	112.8
Japan	45.9	44.6	88.0	88.9
Intercontinental	22.4	26.1	42.5	48.9
Total segment net sales	$254.5	$256.1	$504.2	$504.7
Pre-Tax Income
North America	$66.7	$68.9	$137.4	$137.1
Europe	16.4	14.4	31.6	28.6
Japan	18.0	16.5	33.0	33.6
Intercontinental	4.5	4.9	6.7	6.2
Total segment pre-tax income	$105.6	$104.7	$208.7	$205.5

The table below presents reconciliations of segment net sales to consolidated net sales and segment pre-tax income to consolidated pre-tax income (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net Sales Reconciliation
Segment net sales	$254.5	$256.1	$504.2	$504.7
Foreign currency	18.1	11.2	32.5	19.3
Consolidated net sales	$272.6	$267.3	$536.7	$524.0
Pre-Tax Income Reconciliation
Segment pre-tax income	$105.6	$104.7	$208.7	$205.5
Unallocated amounts:
Corporate items	(64.6)	(67.3)	(127.9)	(130.9)
Special gains, net	—	0.7	—	24.5
Interest expense, net	(0.4)	(0.6)	(0.6)	(1.5)
Foreign currency	6.2	8.0	11.2	14.3
Consolidated pre-tax income	$46.8	$45.5	$91.4	$111.9

Enterprise-Wide Information

Enterprise-wide information is based on foreign exchange rates used in the Company’s consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Net Sales by Geographic Area
United States	$120.5	$122.6	$244.6	$243.7
Other countries	152.1	144.7	292.1	280.3
	$272.6	$267.3	$536.7	$524.0
Net Sales by Major Product and Service Area
Heart Valve Therapy	$131.3	$127.8	$260.8	$252.9
Critical Care	97.4	89.6	188.3	170.7
Cardiac Surgery Systems	15.2	24.3	32.0	47.6
Vascular	22.3	19.1	42.5	37.3
Other Distributed Products	6.4	6.5	13.1	15.5
	$272.6	$267.3	$536.7	$524.0

	June 30, 2007	December 31, 2006
	(in millions)
Long-Lived Tangible Assets by Geographic Area
United States	$195.0	$186.0
Other countries	65.6	60.9
	$260.6	$246.9

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

Overview

Edwards Lifesciences is a global provider of technologies that are designed to treat advanced cardiovascular disease. Edwards Lifesciences focuses on providing products and technologies to address specific cardiovascular conditions including heart valve disease, critical care technologies and peripheral vascular disease.

The products and services provided by Edwards Lifesciences to treat cardiovascular disease are categorized into five main areas: Heart Valve Therapy, Critical Care, Cardiac Surgery Systems, Vascular and Other Distributed Products.

Edwards Lifesciences’ Heart Valve Therapy portfolio is comprised of tissue heart valves and heart valve repair products. A pioneer in the development and commercialization of heart valve products, Edwards Lifesciences is the world’s leading manufacturer of tissue heart valves and repair products used to replace or repair a patient’s diseased or defective heart valve. In the Critical Care area, Edwards Lifesciences is a world leader in hemodynamic monitoring systems used to measure a patient’s heart function and in disposable pressure transducers, and also provides central venous access products for fluid and drug delivery. The Company’s Cardiac Surgery Systems portfolio comprises a diverse line of products for use during cardiac surgery including cannula, EMBOL-X technologies and other disposable products used during cardiopulmonary bypass procedures (in March 2007 the Company sold the distribution rights to its transmyocardial revascularization (“TMR”) products). Edwards Lifesciences’ Vascular portfolio includes a line of balloon catheter-based products, surgical clips and inserts, artificial implantable grafts, and stents used in the treatment of peripheral vascular disease. Lastly, Other Distributed Products include sales of intra-aortic balloon pumps and other products sold primarily through the Company’s distribution network in Japan.

The healthcare marketplace continues to be competitive with strong global and local competitors. The Company competes with many companies, ranging from small start-up enterprises to companies that are larger and more established than Edwards Lifesciences with access to significant financial resources. Furthermore, rapid product development and technological change characterize the market in which the Company competes. Global demand for healthcare is increasing as the population ages. There is mounting pressure to contain healthcare costs in the face of this increasing demand, which has resulted in pricing and market share pressures.  The cardiovascular segment of the medical device industry is dynamic and currently undergoing significant change due to cost-of-care considerations, regulatory reform, industry and customer consolidation and evolving patient needs. Management expects these trends to continue.

As previously discussed in the Company’s annual report on Form 10-K, the Company in February 2007 received a Warning Letter resulting from a United States Food and Drug Administration (the “FDA”) inspection of the Irvine facility that concluded in August of 2006. The Warning Letter related specifically to elements of the Company’s quality systems, including complaint handling, documentation and quality systems training. The Company submitted a written response to the FDA in March 2007. As announced on April 23, 2007, the FDA has notified the Company that its response to the Warning Letter has adequately addressed the FDA’s concerns. As a result, the FDA will not defer approval of pending pre-market submissions or export certificates for products manufactured at the Company’s Irvine, California, facility.

Recently Adopted Accounting Standards

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). Differences between the amounts reported as a result of adoption have been accounted for as a cumulative effect adjustment to the January 1, 2007 retained earnings balance.

The cumulative effect of adopting FIN 48 was a $1.7 million decrease in tax reserves and increase in the January 1, 2007 retained earnings balance. As of the adoption date of January 1, 2007, the liability for income taxes associated with uncertain tax positions was $24.6 million which is included in “Other Long-Term Liabilities.”  This liability can be reduced by $3.4 million of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments. The net amount of $21.2 million, if recognized, would favorably affect the Company’s effective tax rate.

As of June 30, 2007, the liability for income taxes associated with uncertain tax positions was $33.7 million. This liability can be reduced by $8.9 million of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments. The net amount of $24.7 million, if recognized, would favorably affect the Company’s effective tax rate.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in the provision for income taxes. At adoption, the Company had accrued $1.1 million (net of tax benefits) of interest related to uncertain tax positions and as of June 30, 2007, the Company had accrued $2.1 million (net of tax benefits) of interest related to uncertain tax positions.

During the fourth quarter ended December 31, 2006, the Company settled several of its ongoing tax examinations in various jurisdictions. The Company strives to resolve open matters with each tax authority at the examination level and could reach agreement with a tax authority at any time. While the Company has accrued for amounts it believes are the expected outcomes, the final outcome with a tax authority may result in a tax liability that is more or less than that reflected in the financial statements. Furthermore, the Company may later decide to challenge any assessments, if made, and may exercise its right to appeal. The unrecognized tax positions are reviewed quarterly and adjusted as events occur that affect potential liabilities for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, negotiations between tax authorities, identification of new issues and issuance of new legislation, regulations or case law. Management believes that adequate amounts of tax and related interest have been provided for any adjustments that may result from these uncertain tax positions.

The total liability for unrecognized tax benefits may change within the next twelve months due to either settlement of audits or expiration of statutes of limitations. Quantification of those potential changes cannot be estimated at this time. At June 30, 2007, the Company has concluded all United States federal income tax matters for years through 2004. All material state and local, and foreign income tax matters have been concluded for years through 2002.

Results of Operations

Net Sales Trends

The following is a summary of United States and international net sales (dollars in millions):

	Three Months Ended June 30,			Percent	Six Months Ended June 30,			Percent
	2007	2006	Change	Change	2007	2006	Change	Change
United States	$120.5	$122.6	$(2.1)	(1.7)%	$244.6	$243.7	$0.9	0.4%
International	152.1	144.7	7.4	5.1%	292.1	280.3	11.8	4.2%
Total net sales	$272.6	$267.3	$5.3	2.0%	$536.7	$524.0	$12.7	2.4%

In the United States, the $2.1 million decrease in net sales for the three months ended June 30, 2007 was due primarily to:

•       decreased sales of TMR products of $3.4 million (the Company sold its distributions rights in March 2007);

•       Heart Valve Therapy products, which decreased net sales by $2.8 million, due primarily to decreased mitral valve sales related to competitive pressures resulting in a loss of market share;

partially offset by:

•       Critical Care products, which increased net sales by $2.9 million, driven primarily by sales of the FloTrac minimally invasive monitoring system and pressure monitoring products; and

•       Vascular products, which increased net sales by $1.6 million, driven primarily by an increase in LifeStent product sales.

The $0.9 million increase in net sales in the United States for the six months ended June 30, 2007 was due primarily to increased sales of Critical Care and Vascular products of $6.7 million and $2.7 million, respectively, partially offset by decreased sales of TMR products of $5.8 million and Heart Valve Therapy products of $2.1 million.

International net sales increased $7.4 million and $11.8 million for the three and six months ended June 30, 2007, respectively, due primarily to:

•       Heart Valve Therapy products, which increased net sales by $4.2 million and $6.5 million, respectively,  driven primarily by increases in sales of the Company’s Carpentier-Edwards PERIMOUNT Magna valve, Magna with ThermaFix valve and Magna Ease valve;

•       Critical Care products, which increased net sales by $2.8 million and $6.5 million, respectively, driven primarily by increases in net sales of the FloTrac minimally invasive monitoring system in Europe and Japan, and hemofiltration products;

•       Vascular products, which increased net sales by $1.2 million and $1.9 million, respectively, driven primarily by an increase in LifeStent product sales; and

•       foreign currency exchange rate fluctuations, which increased net sales by $5.5 million and $11.2 million, respectively, due primarily to the strengthening of the Euro against the United States dollar, partially offset by the weakening of the Japanese yen against the United States dollar.

These increases in international net sales were partially offset by decreases of $7.0 million and $15.1 million for the three and six months ended June 30, 2007, respectively, related to (1) the discontinuation of the Brazil-based perfusion product line, (2) the Company’s decision to exit the mechanical valve market during 2007, and (3) a reduction of distributed sales in Japan of intra-aortic balloon pumps.

The impact of foreign currency exchange rate fluctuations on net sales would not necessarily be indicative of the impact on net income due to the corresponding effect of foreign currency exchange rate fluctuations on international manufacturing and operating costs and the Company’s hedging activities. For more information see “Quantitative and Qualitative Disclosure About Market Risk.”

Net Sales by Product Line

The following table is a summary of net sales by product line (dollars in millions):

	Three Months Ended June 30,			Percent	Six Months Ended June 30,			Percent
	2007	2006	Change	Change	2007	2006	Change	Change
Heart Valve Therapy	$131.3	$127.8	$3.5	2.7%	$260.8	$252.9	$7.9	3.1%
Critical Care	97.4	89.6	7.8	8.7%	188.3	170.7	17.6	10.3%
Cardiac Surgery Systems	15.2	24.3	(9.1)	(37.4)%	32.0	47.6	(15.6)	(32.8)%
Vascular	22.3	19.1	3.2	16.8%	42.5	37.3	5.2	13.9%
Other Distributed Products	6.4	6.5	(0.1)	(1.5)%	13.1	15.5	(2.4)	(15.5)%
Total net sales	$272.6	$267.3	$5.3	2.0%	$536.7	$524.0	$12.7	2.4%

Heart Valve Therapy

The $3.5 million and $7.9 million increases in net sales of Heart Valve Therapy products for the three and six months ended June 30, 2007, respectively, were due primarily to:

•       pericardial tissue valves, which increased net sales by $1.0 million and $4.5 million, respectively, primarily as a result of the Company’s premium Carpentier-Edwards PERIMOUNT Magna aortic valve and Magna with ThermaFix valves, partially offset by decreased sales in the United States resulting from competitive pressures;

•       heart valve repair products, which increased net sales by $1.2 million and $2.1 million, respectively, driven primarily by the continuing adoption of the Company’s disease-specific products including the Edwards MC3 and GeoForm rings; and

•       a favorable impact of foreign currency exchange rates of $2.9 million and $5.8 million, respectively, due primarily to the strengthening of the Euro against the United States dollar, partially offset by the weakening of the Japanese yen against the United States dollar.

These increases were further offset by decreases in net sales of $1.3 million and $3.9 million for the three and six months ended June 30, 2007, respectively, due to the the Company’s exit from the mechanical valve market commencing in the first quarter of 2007 and the continuing decline of porcine valve sales.

The Company expects that its PERIMOUNT Magna and Magna with ThermaFix valves will continue to be strong contributors to 2007 sales. In January 2007, the Company launched two new products in the United States. The new PERIMOUNT Theon aortic valve offers clinicians the durability and hemodynamics of the Company’s PERIMOUNT technology with the addition of the ThermaFix tissue treatment, and the new Myxo ETlogix annuloplasty ring is the first mitral repair product specifically designed to address myxomatous disease. In May 2007, the Company launched its next generation aortic valve, the Magna Ease, in Europe and is expecting to introduce this product into the United States by the end of 2008. The Company’s new PERIMOUNT Magna mitral valve is gaining physician acceptance in Europe, and the Company anticipates United States Food and Drug Administration (“FDA”) approval in the United States by the end of 2007. In Japan, the Company received regulatory approval for a new PERIMOUNT mitral valve and began sales during the second quarter of 2007.

Critical Care

The $7.8 million and $17.6 million increases in net sales of Critical Care products for the three and six months ended June 30, 2007, respectively, were due primarily to:

•       increased net sales of FloTrac systems of $3.7 million and $7.7 million, respectively;

•       core Critical Care products, which increased net sales by $1.8 million and $4.0 million, respectively, driven primarily by market share gains in pressure monitoring products and advanced hemodynamic monitoring systems;

•       hemofiltration products, which increased net sales by $0.2 million and $1.4 million, respectively; and

•       foreign currency exchange rate fluctuations, which increased net sales by $1.7 million and $3.6 million, respectively, due primarily to the strengthening of the Euro against the United States dollar, partially offset by the weakening of the Japanese yen against the United States dollar.

The Company continues to expect worldwide FloTrac system sales to be a significant contributor to Critical Care sales growth in 2007.

Cardiac Surgery Systems

The $9.1 million and $15.6 million decreases in net sales of Cardiac Surgery Systems products for the three and six months ended June 30, 2007, respectively, were due primarily to the impact of the sale of the Company’s Brazil-based perfusion product line in December 2006, which resulted in net sales decreases of $5.7 million and $10.1 million for the three and six months ended June 30, 2007, respectively. In addition, the Company’s recent exit from the TMR product line in March 2007 contributed to a decrease in net sales of $3.4 million and $5.8 million, respectively. Cardiac Surgery Systems now consists of the Company’s core Research Medical cannula and EMBOL-X technologies.

Vascular

The $3.2 million and $5.2 million increases in net sales of Vascular products for the three and six months ended June 30, 2007, respectively, were due primarily to increased sales of LifeStent products. In addition, foreign currency exchange rate fluctuations had a favorable impact on net sales of $0.7 million and $1.4 million, respectively, due primarily to the strengthening of the Euro against the United States dollar.

The Company launched its FlexStar system in Europe during the second quarter of 2007. Also during the quarter, the Company submitted its six-month data set from its RESILIENT trial to the FDA as part of its pre-market approval for a superficial femoral artery indication, and anticipates approval by the end of 2007. The Company continues to expect LifeStent product sales to be a significant contributor to Vascular sales in 2007.

Other Distributed Products

The $0.1 million and $2.4 million decreases in net sales of Other Distributed Products for the three and six months ended June 30, 2007, respectively, were due primarily to the divestiture in 2006 of a non-strategic pharmaceutical product, a reduction of distributed sales in Japan of intra-aortic balloon pumps, and the unfavorable impact of foreign currency exchange rate fluctuations due to the weakening of the Japanese yen against the United States dollar.

Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Change	2007	2006	Change
Gross profit as a percentage of net sales	65.3%	64.2%	1.1 pts.	65.0%	64.0%	1.0 pts.

For the three and six months ended June 30, 2007, the United States gross profit as a percentage of net sales increased 0.2 and 0.5 percentage points, respectively, due to a more profitable product mix, resulting primarily from higher sales of FloTrac systems and the Company’s recent exit from the TMR product line. The international gross profit as a percentage of net sales increased 1.3 and 1.2 percentage points, respectively, due to a more profitable product mix, related primarily to higher sales of Heart Valve Therapy products and FloTrac systems, combined with the discontinuation of lower margin perfusion products. These increases were partially offset by increased investments in quality systems and  0.5 and 0.6 percentage point decreases for the three and six months ended June 30, 2007, respectively, from the unfavorable impact of foreign currency, including the expiration of currency hedging contracts.

Selling, General and Administrative (SG&A) Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Change	2007	2006	Change
	(dollars in millions)
SG&A expenses	$101.7	$97.0	$4.7	$200.3	$189.2	$11.1
SG&A expenses as a percentage of net sales	37.3%	36.3%	1.0 pts.	37.3%	36.1%	1.2 pts.

The $4.7 million and $11.1 million increases in selling, general and administrative expenses and the 1.0 and 1.2 percentage point increases in selling, general and administrative expenses as a percentage of net sales for the three and six months ended June 30, 2007, respectively, were due primarily to (1) higher sales-related spending in the Heart Valve Therapy, Critical Care and Vascular product lines, primarily in the United States, and (2) the impact of foreign currency (primarily the strengthening of the Euro against the United States dollar) in the amounts of $2.2 million and $4.2 million, respectively.

Research and Development Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Change	2007	2006	Change
	(dollars in millions)
Research and development expenses	$29.1	$28.9	$0.2	$57.9	$56.1	$1.8
Research and development expenses as a percentage of net sales	10.7%	10.8%	(0.1) pts.	10.8%	10.7%	0.1 pts.

The increases in research and development expenses for the three and six months ended June 30, 2007 were due primarily to additional investments in the Company’s transcatheter valve development programs.

In the Company’s transcatheter aortic valve replacement program, the Company received conditional Investigational Device Exemption (“IDE”) approval from the FDA in March 2007 to initiate its PARTNER trial, a pivotal clinical trial of the Company’s Edwards SAPIEN Transcatheter Heart Valve (“THV”) technology. The PARTNER trial began enrollment during the second quarter of 2007 and will evaluate the Edwards SAPIEN THV valve in patients who are considered at high risk for conventional open-heart valve surgery. The Company expects to complete enrollment by middle to late 2008. All of the SAPIEN valves in the PARTNER trial have been delivered transfemorally using the RetroFlex delivery system. The Company introduced its RetroFlex II delivery system in Canada in the first quarter of 2007. RetroFlex II further enhances the ease-of-use benefits of RetroFlex I by adding a customized atraumatic tip to enable clinicians to more easily navigate across the native stenotic aortic valve. The Company is currently awaiting regulatory approval to add RetroFlex II to both the United States and European trials.

The Company completed enrollment in its United States feasibility study of the Ascendra transapical delivery system in April 2007. The Company is working to gain IDE FDA approval to add Ascendra to the PARTNER trial in the third quarter of 2007.

In the Company’s transcatheter mitral valve repair program, the Company had two programs: the Edwards MONARC mitral repair system, a coronary sinus technology, and the Edwards MOBIUS leaflet repair system. In connection with the Edwards MONARC  system, the Company completed enrollment of its 60-patient EVOLUTION I feasibility study during the first quarter of 2007 and initiated the EVOLUTION II follow-on trial in Europe and Canada during the second quarter of 2007. Data gathered from EVOLUTION II will measure clinical and quality-of-life endpoints. In addition, this study will facilitate European reimbursement and commercialization efforts, and also help to support a United States pivotal trial, which could start as early as 2008.

For the Edwards MOBIUS technology, the Company’s feasibility work was completed in Europe and Canada in the first quarter of 2007. After completing the clinical feasibility studies, the Company determined that it would take considerable additional resources and time to affect durable and long-lasting repair results with the Edwards MOBIUS device. Therefore, the Company has discontinued work on the MOBIUS technology and redirected resources into other advance technology development programs.

Special Gains, net

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Gain on patent settlement	$—	$—	$—	$(20.2)
Gain on sale of product lines	—	(4.5)	—	(10.2)
Impairment of assets held for sale	—	2.6	—	2.6
Realignment expenses, net	—	—	—	2.1
Litigation reserve	—	1.2	—	1.2
Special gains, net	$—	$(0.7)	$—	$(24.5)

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

Impairment of Assets Held for Sale

In the second quarter of 2006, the Company agreed to sell most of its assets related to its remaining international cardiopulmonary perfusion product line. The Company determined that the carrying values of the underlying assets exceeded their fair values. Consequently, in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in the second quarter of 2006, the Company recorded an impairment loss of $2.6 million, which represented the excess of the carrying values of the assets over their fair values, and included direct incremental costs to transact the sale of $1.5 million. The sale was completed in December 2006 and no additional gain or loss was recorded.

Realignment Expenses, net

In December 2006, the Company recorded a $7.3 million charge related primarily to severance expenses associated with a global reduction in workforce of approximately 70 employees, primarily in the United States and Europe. As of June 30, 2007, the Company had paid $4.6 million of severance with the remaining amount expected to be substantially paid by the end of 2007.

During the first quarter of 2006, the Company recorded realignment expense of $2.1 million related primarily to severance expenses associated with the planned closure of a manufacturing facility in Japan (impacting 92 employees). As of June 30, 2007, remaining payments of approximately $1.3 million are expected to be paid during the third quarter of 2007.

In December 2005, the Company recorded a charge of $3.9 million related to severance resulting from a resource realignment. The charge was related primarily to the severance costs associated with reducing the Company’s workforce by 52 employees, primarily in Puerto Rico, Europe and the United States. As of June 30, 2007, the payments related to the realignment were substantially complete.

Interest Expense, net

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Change	2007	2006	Change
	(in millions)
Interest expense	$2.3	$2.7	$(0.4)	$4.6	$5.5	$(0.9)
Interest income	(1.9)	(2.1)	0.2	(4.0)	(4.0)	—
Interest expense, net	$0.4	$0.6	$(0.2)	$0.6	$1.5	$(0.9)

The decrease in interest expense for the three and six months ended June 30, 2007 resulted primarily from a lower average debt balance as compared to the prior year periods. The decrease in interest income for the three months ended June 30, 2007 resulted primarily from lower average investment balances as compared to the prior year quarter, partially offset by higher interest rates.

Other  (Income) Expense, net

The following is a summary of other (income) expense, net (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Foreign exchange gain, net	$(0.4)	$(0.3)	$(1.1)	$(0.4)
Investment loss (gain)	0.4	—	(0.3)	—
Gain on sale of product line	(0.9)	—	(1.5)	—
Accounts receivable securitization costs	0.8	0.6	1.5	1.2
Other	—	—	—	0.2
Other (income) expense, net	$(0.1)	$0.3	$(1.4)	$1.0

The net foreign exchange gains for the three and six months ended June 30, 2007 and 2006 relate primarily to foreign currency fluctuations on the Company’s global trade and intercompany receivable and payable balances. The increase in foreign exchange gains in 2007 was due primarily to the strengthening of various Asia currencies.

The investment gain and investment loss for the three and six months ended June 30, 2007 and 2006, respectively, primarily represents the Company’s share of gains and losses in technology investments accounted for under the equity method.

In March 2007, the Company sold the United States distribution rights and inventory associated with the TMR laser product line to Novadaq Technologies, Inc. for up-front consideration of $5.4 million, which consisted of $2.4 million in cash and a $3.0 million senior secured promissory note due March 2008. This resulted in a gain of $0.3 million. In connection with the transaction, the Company is entitled to earn-out payments based on Novadaq’s TMR sales for the remainder of 2007. For the three and six months ended June 30, 2007, the Company earned $0.9 million and $1.2 million, respectively, recorded in “Other (Income) Expense, Net,” and for the remainder of 2007, the Company expects to earn approximately $1 million per quarter from similar earn-out payments.

Provision for Income Taxes

The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the United States, which have statutory tax rates lower than the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates. The effective income tax rates were 25.4% and 25.5% for the three and six months ended June 30, 2007, respectively, and 20.7% and 26.7% for the three and six months ended June 30, 2006, respectively. The 2006 income tax rates were impacted by the favorable resolution of a patent dispute, which was tax effected at the Company’s blended United States federal and state statutory tax rate of 39.4%, and a $3.7 million release of valuation allowances against deferred tax assets in the second quarter of 2006. The valuation allowances were no longer necessary because of the recognition of a taxable gain from the May 2006 sale of a non-strategic product line.

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

The Company has a Five-Year Unsecured Revolving Credit Agreement (“the Credit Agreement”), which matures on September 29, 2011. The Credit Agreement provides up to an aggregate of $500.0 million in one-to-six month borrowings in multiple currencies. Borrowings currently bear interest at LIBOR plus 0.40%, which includes a facility fee subject to adjustment for leverage ratio changes as defined in the Credit Agreement. The Company pays a facility fee regardless of available or outstanding borrowings, currently at an annual rate of 0.075%. All amounts outstanding under the Credit Agreement have been classified as long-term obligations, as these borrowings will continue to be refinanced pursuant to the Credit Agreement. As of June 30, 2007, borrowings of $57.6 million were outstanding under the Credit Agreement. The Credit Agreement contains various financial and other covenants, all of which the Company was in compliance with at June 30, 2007.

In addition to the Credit Agreement, as of June 30, 2007, the Company had outstanding $150.0 million of convertible senior debentures, issued at par, bearing an interest rate of 3.875% per annum due May 15, 2033 (the “Notes”). Interest is payable semi-annually in May and November. Issuance costs of approximately $4.4 million are being amortized to interest expense over 5 years. The Notes are convertible, as defined per the agreement, into 18.29 shares of the Company’s common stock for each $1,000 principal amount of Notes (conversion price of $54.66 per share), subject to adjustment. Holders of the Notes have the right to require the Company to purchase all or a portion of their Notes at a price equal to 100% of the principal amount of the Notes, plus any accrued and unpaid interest, on May 15, 2008, 2013, and 2018. The Company will pay cash for all Notes so purchased on May 15, 2008. For any Notes purchased by the Company on May 15, 2013 or 2018, the Company may, at its option, choose to pay the purchase price in cash, in shares of the Company’s common stock, or any combination thereof. The Notes have been reclassified as a current liability from long-term debt on the Consolidated Condensed Balance Sheet as of June 30, 2007 given their potential redemption for cash by the holders on May 15, 2008.

The Company has two securitization programs whereby certain subsidiaries in the United States and Japan sell, without recourse, on a continuous basis, an undivided interest in certain eligible pools of accounts receivable. As of June 30, 2007, the Company had sold a total of $87.1 million of trade accounts receivable and received funding of $78.0 million. The securitization program in the United States will expire on September 18, 2007, but is renewable for one-year periods at the Company’s option. The securitization program in Japan will expire on December 3, 2008.

In May 2006, the Board of Directors approved a stock repurchase program authorizing the Company to purchase on the open market and in privately negotiated transactions up to 4.0 million shares of the Company’s common stock through December 31, 2008. During the six months ended June 30, 2007, the Company repurchased 1.2 million shares under the stock repurchase program at an aggregate cost of $59.8 million and as of June 30, 2007 had remaining authority under the program to purchase 1.5 million shares.

At June 30, 2007, there had been no material changes in the Company’s significant contractual obligations and commercial commitments as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2006, except for the presentation of our liability for unrecognized tax benefits due to the adoption of FIN 48. As of June 30, 2007, we had a liability of $33.7 million for unrecognized tax benefits. We are unable to determine when cash settlement with taxing authorities will occur.

Net cash flows provided by operating activities of $73.9 million for the six months ended June 30, 2007 decreased $26.7 million from the same period a year ago. This decrease was due primarily to cash received during the first quarter of 2006 for the patent litigation settlement of $23.8 million and higher tax payments in 2007, partially offset by an increase in accounts receivables in 2007.

Net cash used by investing activities of $37.4 million in the six months ended June 30, 2007 consisted primarily of capital expenditures of $27.4 million and a $9.6 million milestone payment associated with the Percutaneous Valve Technologies, Inc. acquisition in 2004.

Net cash used by investing activities of $12.6 million in the six months ended June 30, 2006 consisted primarily of capital expenditures of $24.0 million and investments in intangible assets of $2.0 million, partially offset by proceeds from the sale of product lines of $14.7 million.

Net cash used in financing activities of $53.7 million for the six months ended June 30, 2007 consisted primarily of purchases of treasury stock of $59.8 million and net payments on long-term debt of $25.6 million, partially offset by the proceeds from stock plans of $26.0 million.

Net cash used in financing activities of $100.5 million in the six months ended June 30, 2006 consisted primarily of purchases of treasury stock of $85.9 million and net payments on long term debt of $41.5 million, partially offset by the proceeds from stock plans of $17.9 million.

Critical Accounting Policies

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to the Company’s critical accounting policies which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained on pages 42-45 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Management believes that at June 30, 2007 there had been no material changes to this information.

On January 1, 2007, the Company adopted FIN 48 which establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. See “Recently Adopted Accounting Standards.”

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

As of June 30, 2007, Edwards Lifesciences had approximately $25.1 million of investments in equity instruments of other companies and had recorded unrealized gains of $3.1 million on these investments in “Accumulated Other Comprehensive Income (Loss),” net of tax. Should these companies experience a decline in financial condition or fail to meet certain development milestones, the investments’ values may decline and be considered other than temporary. As a result, impairment charges may be necessary.

Item 4.   Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2007. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have determined that such controls and procedures are effective to provide reasonable assurance that information relating to the Company, including its consolidated subsidiaries required to be disclosed in reports that it files or submits under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. There have been no changes in the Company’s internal controls over financial reporting that were identified during this evaluation that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.   Legal Proceedings

On May 9, 2007, Edwards Lifesciences filed a lawsuit against CoreValve, Inc. (“CoreValve”), alleging that CoreValve’s ReValving System infringes on a European patent exclusively licensed to the Company. The lawsuit was filed in the District Patent Court in Dusseldorf, Germany, seeking injunctive and declaratory relief. On May 11, 2007, and June 20, 2007, respectively, CoreValve filed lawsuits in London, United Kingdom, and Munich, Germany, against the three inventor-owners of this patent alleging that the patent is invalid.

For additional information on the Company’s legal proceedings, refer to Item 3 “Legal Proceedings” in Part I on page 22 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	(a)Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2007 through April 30, 2007	200,000	$51.10	200,000	1,975,000
May 1, 2007 through May 31, 2007	500,000	49.45	500,000	1,475,000
June 1, 2007 through June 30, 2007	—	—	—	1,475,000
Total	700,000	$49.92	700,000	1,475,000

(a)           On May 11, 2006, the Company announced that the Board of Directors approved a stock repurchase program authorizing the Company to purchase on the open market and in privately negotiated transactions, up to 4.0 million shares of the Company’s common stock.

Item 4.   Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of stockholders was held on May 10, 2007. Each of the nominees for directors, as listed in the proxy statement, was elected with the number of votes set forth below:

	In Favor	Withheld
Robert A. Ingram	50,206,577	3,255,543
Vernon R. Loucks Jr.	51,781,522	1,680,598

In addition, the following directors’ terms of office are continuing:

Mike R. Bowlin
John T. Cardis
Barbara J. McNeil, M.D., Ph.D.
Michael A. Mussallem
Philip M. Neal
David E.I. Pyott

The results of the other matters voted upon at the annual meeting are as follows:

	In Favor	Against	Abstain
Amendment and restatement of the Company’s Long-Term Stock Incentive Compensation Program	35,858,924	13,140,513	155,897
Amendment and restatement of the Company’s 2001 Employee Stock Purchase Plan for United States employees	45,200,179	3,845,491	109,664
Ratification of the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm for fiscal year 2007	53,124,326	277,564	60,230

Item 6.   Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto and include the following:

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDWARDS LIFESCIENCES CORPORATION
(Registrant)
Date: August 8, 2007	By:	/s/ Thomas M. Abate
Thomas M. Abate Corporate Vice President, Chief Financial Officer and Treasurer (Chief Accounting Officer)

EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

Exhibit No.	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002