Form 10-K
period 2007-12-31
EDWARDS LIFESCIENCES CORP
filed 2008-02-29
CIK 1099800

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
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

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

           Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

           Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

           The aggregate market value of the registrant's common stock held by non-affiliates as of June 29, 2007 (the last trading day of the registrant's most recently completed second quarter): $2,753,407,401 based on a closing price of $49.34 of the registrant's common stock on the New York Stock Exchange. This calculation does not reflect a determination that persons are affiliates for any other purpose.

           The number of shares outstanding of the registrant's common stock, $1.00 par value, as of January 31, 2008, was 56,689,887.

Documents Incorporated by Reference

           Portions of the registrant's proxy statement for the 2008 Annual Meeting of Stockholders (to be filed on or before April 18, 2008) are incorporated by reference into Part III, as indicated herein.

EDWARDS LIFESCIENCES CORPORATION
Form 10-K Annual Report—2007
Table of Contents

PART I

Item 1.    Business

        This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company (as defined below in "Corporate Background") intends the forward-looking statements to be covered by the safe harbor provisions for such statements contained in this report. All statements other than statements of historical fact in this report or referred to or incorporated by reference into this report are "forward-looking statements" for purposes of these sections. These statements include, among other things, any predictions of earnings, revenues, expenses or other financial items, any statements of plans, strategies and objectives of management for future operations, any statements concerning the Company's future operations, financial conditions and prospects, and any statement of assumptions underlying any of the foregoing. These statements can sometimes be identified by the use of the forward-looking words such as "may," "believe," "will," "expect," "project," "estimate," "anticipate," "plan," "continue," "seek," "pro forma," "forecast," "intend" or other similar words or expressions of the negative thereof. Investors are cautioned not to unduly rely on such forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause the Company's future business, financial condition, results of operations, or performance to differ materially from the Company's historical results or those expressed in any forward-looking statements contained in this report. See "Risk Factors" below for a further discussion of these risks.

Overview

        Edwards Lifesciences Corporation is a global leader in products and technologies designed to treat advanced cardiovascular disease. The Company focuses on specific cardiovascular opportunities including heart valve disease, critical care technologies, and peripheral vascular disease.

        Cardiovascular disease is the number-one cause of death in the world, and is the top disease in terms of health care spending in nearly every country. Cardiovascular disease is progressive in that it tends to worsen over time and often affects an individual's entire circulatory system. In its later stages, cardiovascular disease is frequently treated by surgical interventions.

        The products and technologies provided by Edwards Lifesciences to treat advanced cardiovascular disease are categorized into five main areas: Heart Valve Therapy; Critical Care; Cardiac Surgery Systems; Vascular; and, through 2007, Other Distributed Products.

        Patients undergoing surgical treatment for cardiovascular disease are likely to be treated using a variety of Edwards Lifesciences' products and technologies. For example, an individual with a heart valve disorder may have a faulty valve. A surgeon may elect to remove the valve altogether and replace it with one of Edwards Lifesciences' bioprosthetic tissue heart valves, or re-shape and repair the faulty valve with an Edwards Lifesciences annuloplasty ring. Virtually all high-risk patients in the operating room or intensive care unit are candidates for having their cardiac function monitored by Edwards Lifesciences' Critical Care products. If a patient undergoes this type of open-heart surgery, Edwards Lifesciences' Cardiac Surgery Systems disposable products may be used while the patient's heart and lung functions are being bypassed. If the circulatory problems are in the limbs rather than in the heart, the patient's procedure may involve some of Edwards Lifesciences' Vascular products, which include various types of balloon-tipped catheters that are used to remove blood clots, and, through early 2008, stents that are used to prop open the diseased blood vessels of patients suffering from atherosclerotic vascular disease. Lastly, through 2007, Edwards Lifesciences'

Other Distributed Products included sales of intra-aortic balloon pumps and other products sold primarily through the Company's distribution network in Japan.

Corporate Background

        Edwards Lifesciences Corporation was incorporated in Delaware on September 10, 1999. Unless otherwise indicated or otherwise required by the context, the terms "it," "its," "Company," "Edwards" and "Edwards Lifesciences" refer to Edwards Lifesciences Corporation and its subsidiaries.

        Edwards Lifesciences' principal executive offices are located at One Edwards Way, Irvine, California 92614. The telephone number at that address is (949) 250-2500. The Company makes available, free of charge on its website located at www.edwards.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after filing such reports with the SEC. The Company's corporate governance guidelines, audit and public policy committee charter, compensation and governance committee charter, and code of business conduct are also posted on the Company's website and are each available in print to any shareholder upon request by writing to: Edwards Lifesciences Corporation, Investor Relations, One Edwards Way, Irvine, California 92614. The contents of the Company's website are not incorporated by reference into this report.

Edwards Lifesciences' Product and Technology Offerings

        The following discussion summarizes the main categories of products and technologies offered by Edwards Lifesciences to treat advanced cardiovascular disease. For more information on net sales from these five main categories, see "Net Sales by Product Line" under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Heart Valve Therapy

        Edwards Lifesciences is the world's leading manufacturer of tissue heart valves and repair products, which are used to replace or repair a patient's diseased or defective heart valve. The Company produces pericardial and porcine valves from biologically inert animal tissue sewn onto proprietary wireform stents.

        The core of Edwards Lifesciences' tissue product line is the Carpentier-Edwards PERIMOUNT pericardial valve, including the PERIMOUNT Magna valves, the newest generation pericardial valves for aortic and mitral replacement. The PERIMOUNT valve is the most widely prescribed tissue heart valve in the world due to its proven durability and performance. The Company's most recent additions to the PERIMOUNT product line include the Magna mitral valve, the PERIMOUNT Theon aortic valve and the PERIMOUNT Magna Ease aortic valve. The durability of Edwards Lifesciences' tissue valves is extended through the use of its proprietary ThermaFix and XenoLogiX tissue treatment processes. Edwards Lifesciences also sells porcine valves and stentless tissue valves. In addition to its replacement valves, Edwards Lifesciences pioneered and is the worldwide leader in heart valve repair therapies, including annuloplasty rings and systems. The Company has continued to extend its leadership in this field with introduction of disease-specific valve repair products including the GeoForm annuloplasty ring, and the newest release, the Myxo ETlogix annuloplasty ring.

        Edwards Lifesciences is leveraging the knowledge and experience from its legacy of tissue heart valve engineering by developing transcatheter heart valve repair and replacement technologies, designed to treat heart valve disease using catheter-based approaches as opposed to open surgical techniques. For aortic valve replacement, the Company has developed the Edwards SAPIEN transcatheter heart valve ("THV"), formerly called the Cribier-Edwards percutaneous heart valve, which is delivered using the RetroFlex delivery system for transfemoral approaches, and the Ascendra delivery system for transapical approaches. Both are minimal access, beating heart surgery procedures. In the area of transcatheter mitral valve repair, the Company is developing the MONARC mitral repair system. During 2007, Edwards discontinued its MOBIUS leaflet repair system. The Company believes that both aortic stenosis and mitral regurgitation in global populations today are under-treated and as a result, the market opportunity for these less invasive heart valve therapies is substantial.

Critical Care

        Edwards Lifesciences is a world leader in hemodynamic monitoring equipment that is used to measure a patient's heart function in surgical and intensive care settings. Hemodynamic monitoring enables a clinician to balance the oxygen supply and demand of a critically ill patient and plays an important role in assuring that the cardiovascular function of millions of patients who have pre-existing cardiovascular conditions or other critical illnesses is optimized before they undergo a surgical procedure.

        Edwards Lifesciences' hemodynamic monitoring technologies are often deployed before, during and after open-heart, major vascular, major abdominal, neurological and orthopedic surgical procedures. Edwards Lifesciences manufactures and markets the Swan-Ganz line of hemodynamic monitoring products, and the PreSep venous oximetry catheter for measuring central venous oxygen saturation. Edwards' newest addition to its hemodynamic monitoring product line is the PediaSat oximetry catheter, the first real-time, continuous venous oxygen saturation monitoring device designed specifically for children. The Company also offers the FloTrac continuous cardiac output monitoring system, a minimally invasive cardiac monitoring technology.

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

Cardiac Surgery Systems

        The Cardiac Surgery Systems product line offers technologies that complement the Company's heart valve therapy product line including products used in conducting cardiac surgery procedures. Edwards Lifesciences is a global leader in providing cannula used during cardiac surgery. Edwards' cannulae are used in venous drainage, aortic dispersion, and cardioplegia delivery. New products place particular emphasis on reducing trauma to vessel walls during cannula placement, usage, and removal. The Company's Embol-X intra-aortic filtration system is designed to capture emboli released at both application and release of the aortic cross clamp during on-pump cardiac surgery.

        In December 2007, the Company acquired certain assets of the CardioVations division of Ethicon, Inc. ("CardioVations"). The CardioVations product line includes the PORT-ACCESS products, such as the proprietary EndoCPB and EndoDirect systems for minimally invasive heart valve surgery, which comprise soft tissue retractors, venous and arterial cannulae, vent and coronary sinus catheters, and reusable instruments for performing port-access cardiac valve procedures. The Company provides training to the cardiac surgeons who are performing these minimally invasive procedures using the CardioVations product line.

        In March 2007, the Company sold its exclusive United States distribution rights and the inventory associated with its transmyocardial revascularization ("TMR") laser product line.

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

        Edwards Lifesciences manufactures and sells a variety of products used to treat endolumenal occlusive disease, including balloon-tipped, catheter-based embolectomy products, surgical clips and clamps, and through early 2008, the LifeStent balloon-expandable and self-expanding non-coronary stents. Edwards Lifesciences' Fogarty line of embolectomy catheters has been an industry standard for removing blood clots from peripheral blood vessels for more than 40 years. Stents are used to prop open the occlusive segments of patients suffering from atherosclerotic vascular disease or malignant strictures in the biliary tree. Edwards sold the LifeStent product line in January 2008 and will provide transition services, including manufacturing, to the buyer until the earlier of mid-2010 or the transfer of manufacturing to the buyer.

Other Distributed Products

        Other Distributed Products primarily included sales of intra-aortic balloon pumps and other products sold though the Company's operations in Japan. Edwards terminated its distribution agreement for these products at the end of December 2007.

Competition

        The medical devices industry is highly competitive. Edwards Lifesciences competes with many companies, ranging from small start-up enterprises to companies that are larger and more established than Edwards Lifesciences with access to significant financial resources. Furthermore, new product development and technological change characterize the market in which Edwards Lifesciences competes. The present or future products of Edwards Lifesciences could be rendered obsolete or uneconomical as a result of technological advances by one or more of Edwards Lifesciences' present or future competitors or by other therapies, including drug therapies. Edwards Lifesciences must continue to develop and acquire new products and technologies to remain competitive in the cardiovascular medical devices industry. Edwards Lifesciences believes that it competes primarily on the basis of clinical superiority and features that enhance patient benefit, product reliability, performance, customer and sales support, and cost-effectiveness.

        The cardiovascular segment of the medical device industry is dynamic and currently undergoing significant change due to cost-of-care considerations, regulatory reform, industry and customer consolidation and evolving patient needs. The ability to provide products and technologies that demonstrate value and improve clinical outcomes is becoming increasingly important for medical device manufacturers.

        Edwards Lifesciences' products and technologies face substantial competition from a number of companies. In Heart Valve Therapy, the primary competitors include St. Jude Medical, Inc., Medtronic, Inc., the Sorin Group and CoreValve, Inc. In Critical Care, Edwards Lifesciences' principal competitors include Hospira, Inc., Becton, Dickinson and Co., and PULSION Medical Systems AG. In Cardiac Surgery Systems, Edwards Lifesciences primarily competes with Medtronic, Inc. and Terumo Corporation. In Vascular, Edwards Lifesciences' primary competitors for the traditional surgical segments of its business include W.L. Gore & Associates, Inc., LeMaitre Vascular, Inc. and Applied Medical Resources Corporation.

Sales and Marketing

        Edwards Lifesciences has a number of broad product lines that require a sales and marketing strategy tailored to its customers in order to deliver high-quality, cost-effective products and technologies to all of its customers worldwide. Edwards Lifesciences' portfolio includes some of the most recognizable product brands in cardiovascular devices today.

        Because of the diverse global needs of the population that Edwards Lifesciences serves, Edwards Lifesciences' distribution system includes a direct sales force and independent distributors. Edwards Lifesciences is not dependent on any single customer and no single customer accounted for more than 10% of Edwards Lifesciences' net sales in 2007.

        Sales personnel work closely with the primary decision makers who purchase Edwards Lifesciences' products, which primarily include physicians, but can also include material managers, nurses, biomedical staff, hospital administrators, purchasing managers, and ministries of health. Also, for certain of its products and where appropriate, Edwards Lifesciences' sales force actively pursues approval of Edwards Lifesciences as a qualified supplier for hospital group purchasing organizations that negotiate contracts with suppliers of medical products. Edwards Lifesciences has contracts with a number of United States national buying groups and is working with a growing number of regional buying groups that have emerged in response to cost containment pressures and health care reform in the United States.

        United States.    In the United States, Edwards Lifesciences sells substantially all of its products through its direct sales force. In 2007, 45% of Edwards Lifesciences' reported sales were derived from sales to customers in the United States.

        International.    In 2007, 55% of Edwards Lifesciences' reported sales were derived internationally through its direct sales force and independent distributors. Edwards Lifesciences sells its products in approximately 100 countries, and its major international markets include Japan, Germany, France, United Kingdom, Italy, Brazil, Canada, Belgium, Spain, India, the Netherlands and Australia/New Zealand. A substantial portion of the sales and marketing approach in international geographies is direct sales, although it varies depending on each country's size and state of development. The international markets in which the Company chooses to market its products is also influenced by the existence of, or potential for, adequate product reimbursement.

Raw Materials and Manufacturing

        Edwards Lifesciences operates manufacturing facilities in various geographies around the world. The Company maintains heart valve manufacturing facilities in Irvine, California, Horw, Switzerland and

Singapore. Critical Care products are manufactured primarily in the Company's facilities located in Puerto Rico and The Dominican Republic. Edwards' Cardiac Surgery Systems and Vascular products are manufactured primarily in Salt Lake City, Utah and Puerto Rico, respectively. The Company has agreed to manufacture the recently divested LifeStent product line in Irvine, California until the earlier of mid-2010 or the transfer of manufacturing to the buyer.

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

        Edwards Lifesciences follows rigorous sourcing and manufacturing procedures intended to safeguard humans from potential risks associated with diseases such as bovine spongiform encephalopathy ("BSE"). International health and regulatory authorities have given guidance identifying three factors contributing to the control of BSE: source of animals, nature of tissue used and manufacturing process controls. In the countries in which the Company sells its products, it complies with all current global guidelines regarding risks for products intended to be implanted in humans. The Company obtains bovine tissue used in its pericardial tissue valve products only from sources within the United States and Australia, where strong control measures and surveillance programs exist. In addition, bovine tissue used in the Company's pericardial tissue valve products is from tissue types considered by global health and regulatory organizations to have shown no risk of infectibility. The Company's manufacturing and sterilization processes render tissue biologically safe from all known infectious agents and viruses, and exceed the worldwide standard for sterile medical products. See "Risk Factors" contained herein.

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

Environmental Health and Safety

        Edwards Lifesciences is committed to a safe and healthy workplace and the promotion of environmental excellence in its own communities and worldwide. Through its Environmental Health and Safety function, Edwards Lifesciences facilitates compliance with applicable regulatory requirements and monitors performance against these objectives at all levels of its organization. In order to measure performance, Edwards monitors a number of metrics, which include the generation of both regulated and non-regulated waste, emissions of air toxics, energy usage and lost time incidents in the Company's production activities. Each of the Company's manufacturing sites is evaluated annually with respect to a broad range of Environmental Health and Safety criteria.

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

        The Company invested $122 million in research and development in 2007, $114 million in 2006 and $99 million in 2005 (11.2%, 11.0% and 9.9% of net sales, respectively). A significant portion of Edwards Lifesciences' research and development investment has been applied to extend and defend its core Heart Valve Therapy, Critical Care and Vascular product lines, including research and development relating to next-generation pericardial tissue valves and enhanced tissue processing technologies.

        Edwards Lifesciences is investing in the development of transcatheter heart valve replacement and repair technologies, designed to treat heart valve disease using a catheter-based approach as opposed to open surgical techniques. The Company believes the market opportunity for catheter-based heart valve therapies is substantial. In the area of transcatheter aortic valve replacement, the Company is developing the Edwards SAPIEN THV aortic valve replacement system. In the area of transcatheter mitral valve repair, the Company is developing the MONARC mitral repair system.

        In its Critical Care product line, the Company is also pursuing the development of minimally invasive hemodynamic monitoring equipment and other technologies that collect critical patient information less invasively than current technologies. In its Cardiac Surgery Systems product line, the Company plans to broaden its offering of minimally invasive surgical technologies and other products to complement its core Heart Valve Therapy product line.

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

Proprietary Technology

        Patents and other proprietary rights are important to the success of Edwards Lifesciences' business. Edwards Lifesciences also relies upon trade secrets, know-how, continuing innovations and licensing opportunities to develop and maintain its competitive position.

        Edwards Lifesciences owns more than 1,000 issued United States patents, pending United States patent applications, issued foreign patents, and pending foreign patent applications. The Company also has licensed various United States and foreign patents and patent applications that relate to aspects of the technology incorporated in certain of Edwards Lifesciences' products, including its heart valves, and annuloplasty rings and systems. Edwards Lifesciences also owns or has rights in United States and foreign patents and patent applications in the field of transcatheter heart valve repair and replacement. In addition, Edwards Lifesciences owns or has rights in United States and foreign patents and patent applications that cover catheters, systems and methods for hemodynamic monitoring and vascular access products.

        Edwards Lifesciences is a party to several license agreements with unrelated third parties pursuant to which it has obtained, for varying terms, the exclusive or non-exclusive rights to certain patents held by such third parties in consideration for cross licensing rights or royalty payments. Edwards Lifesciences has also licensed certain patent rights to others.

        Edwards Lifesciences monitors the products of its competitors for possible infringement of Edwards Lifesciences' owned and/or licensed patents. Litigation has been necessary to enforce certain patent rights held by Edwards Lifesciences, and the Company plans to continue to defend and prosecute its rights with respect to such patents.

        Edwards Lifesciences owns certain United States registered trademarks used in its business. Many Company trademarks have also been registered for use in certain foreign countries where registration is available and Edwards Lifesciences has determined it is commercially advantageous to do so.

Government Regulation and Other Matters

        Regulatory Environment.    In the United States, the Food and Drug Administration ("FDA") has responsibility for regulating medical devices. The FDA regulates design, development, manufacturing, labeling and record-keeping for medical devices, and reporting of adverse events by manufacturers and users to identify potential problems with marketed medical devices. Many of the devices that Edwards Lifesciences develops and markets are in a category for which the FDA has implemented stringent clinical investigation and pre-market approval requirements. The process of obtaining FDA approval to market a product is resource-intensive, lengthy and costly. FDA review may involve substantial delays that adversely affect the marketing and sale of Edwards Lifesciences' products.

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

        As previously announced, in February 2007, the Los Angeles District Office of the FDA issued a Warning Letter to the Company resulting from the FDA's inspection of the Company's facility in Irvine, California that concluded in August 2006. The Warning Letter related specifically to elements of the Company's quality systems, including complaint handling, documentation and quality systems training. In April 2007, the FDA formally notified Edwards Lifesciences that the Company's response to the FDA's February 2007 Warning Letter adequately addressed their concerns. The FDA inspected the Company's Irvine facility in January 2008 to follow up on the commitments Edwards made to the FDA following the 2006 inspection. The Company is promptly addressing the issues raised in this inspection.

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

        In keeping with the increased emphasis on cost-effectiveness in health care delivery, the current trend among domestic hospitals and other customers of medical device manufacturers is to consolidate into larger purchasing groups to enhance purchasing power. The medical device industry has also experienced some consolidation, partly in order to offer a broader range of products to large purchasers. As a result, transactions with customers are larger, more complex and tend to involve more long-term contracts than in the past. The enhanced purchasing power of these larger customers increases the pressure on product pricing.

Employees

        As of December 31, 2007, Edwards Lifesciences had approximately 5,600 employees worldwide, the majority of whom were located at the Company's headquarters in Irvine, California, and at its manufacturing facilities in Puerto Rico and the Dominican Republic. Other major concentrations of employees are located in Europe, Japan and Singapore. Edwards Lifesciences emphasizes competitive compensation, benefits, equity participation and work environment practices in its efforts to attract and retain qualified personnel, and employs a very rigorous talent management system. None of Edwards Lifesciences' North American employees are represented by a labor union. In various countries outside of North America, the Company interacts with trade unions and work councils that represent a limited number of employees.

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

        The cardiovascular products industry is characterized by new technological changes, frequent new product introductions and evolving industry standards. Without the timely introduction of new products and enhancements, Edwards Lifesciences' products could become technologically obsolete over time, in which case its revenue and operating results would suffer. Even if Edwards Lifesciences is able to develop new technologies, these technologies might not be accepted quickly or at all because of the need for regulatory clearance, restrictions imposed on approved indications, entrenched patterns of clinical practice, uncertainty over third party reimbursement or other factors.

        Moreover, significant technical innovations generally require substantial time and investment before Edwards Lifesciences can determine the commercial viability of these innovations. Edwards Lifesciences may not have the financial resources necessary to fund these technical innovations. In addition, even if Edwards Lifesciences is able to successfully develop enhancements or new generations of its products, these enhancements or new generations of products may not produce revenue in excess of the costs of development, and they may be quickly rendered obsolete by changing customer preferences or the introduction by Edwards Lifesciences' competitors of products embodying newer technologies or features.

Edwards Lifesciences may incur product liability losses that could adversely affect its operating results.

        Edwards Lifesciences' business exposes it to potential product liability risks that are inherent in the design, manufacture and marketing of medical devices. Edwards Lifesciences' products are often used in surgical and intensive care settings with seriously ill patients. In addition, some of the medical devices manufactured and sold by Edwards Lifesciences are designed to be implanted in the human body for long periods of time. Component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks or product-related information could result in an unsafe condition or injury to, or death of, patients. The occurrence of such a problem could result in product liability lawsuits and claims, safety alerts or product recalls in the future, which, regardless of their ultimate outcome, could have a material adverse effect on Edwards Lifesciences' business and reputation and on its ability to attract and retain customers. Product liability claims may be brought by individuals or by groups seeking to represent a class. Edwards Lifesciences may incur charges related to such matters in excess of any established reserves and such charges could have a material adverse impact on Edwards Lifesciences' net income or net cash flows.

Edwards Lifesciences may experience supply interruptions that could harm its ability to manufacture products.

        Edwards Lifesciences uses a diverse and broad range of raw and organic materials and other items in the design and manufacture of its products. Edwards Lifesciences' heart valve therapy products are manufactured from treated natural animal tissue and man-made materials. Edwards Lifesciences' non-implantable products are manufactured from man-made raw materials including resins, chemicals, electronics and metals. Edwards Lifesciences purchases certain of the materials and components used in the manufacture of its products from external suppliers. In addition, Edwards Lifesciences purchases certain supplies from single sources for reasons of quality assurance, cost-effectiveness, availability or constraints resulting from regulatory requirements. While Edwards Lifesciences works closely with its suppliers to assure continuity of supply and maintain high quality and reliability, these efforts may not be successful. In addition, due to the rigorous regulations and requirements of the FDA regarding the manufacture of the Company's products (including the need for approval of any change in supply arrangements), Edwards Lifesciences may be unable to quickly establish additional or replacement sources for certain components or materials if the need arises. Although alternative supplier options are considered and identified, Edwards Lifesciences does not typically pursue regulatory qualification of alternative sources due to the strength of its existing supplier relationships and the time and expense associated with this regulatory process. A change in suppliers could require significant effort or investment by Edwards Lifesciences in circumstances where the items supplied are integral to the performance of its products or incorporate unique technology, and the loss of any existing supply contract could have a material adverse effect on the Company.

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

        Regulatory agencies in the United States or other international geographies from time to time limit or ban the use of certain materials that may be used in the manufacture of the Company's products. Typically these actions include transition periods to allow companies to identify and implement alternative materials. If Edwards Lifesciences were unable to identify alternative materials and secure approval for their use, the Company's business could be harmed.

        Edwards Lifesciences' suppliers include international sources. As such, trade embargoes in foreign countries or in the United States could create delays or shortages that could harm the Company's business.

The manufacturing of many of Edwards Lifesciences' products is highly complex and subject to strict quality controls. If the Company or one of its suppliers encounters manufacturing or quality problems, Edwards Lifesciences' business could suffer.

        The manufacturing of many of Edwards Lifesciences' products is highly complex and subject to strict quality controls, due in part to rigorous regulatory requirements. In addition, quality is extremely important to the Company, its customers and its customers' patients due to the serious and costly consequences of a product failure. However, problems can arise during the manufacturing process for a number of reasons, including equipment malfunction, failure to follow protocols and procedures, raw material problems or human error. If these problems arise or if the Company otherwise fails to meet its internal quality standards or those of the FDA or other applicable regulatory body, Edwards Lifesciences' reputation could be damaged, the Company could become subject to a recall, product liability and other costs, product approvals could be delayed, and the Company's business could otherwise be adversely affected.

Edwards Lifesciences may be required to recognize charges in connection with the write-down of its investments, the disposition of some of its businesses, the termination of its interest rate swap agreements or for other reasons.

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

        At December 31, 2007, Edwards Lifesciences had $34.3 million of investments in equity instruments of other companies and had recorded unrealized gains of $7.5 million on these investments on its consolidated balance sheet in "Accumulated Other Comprehensive Income (Loss)," net of tax.

        In addition, Edwards Lifesciences from time to time identifies businesses and products that are not performing at a level commensurate with the rest of its business. The Company may seek to dispose of these under-performing businesses or products, or may also seek to dispose of other businesses or products for strategic or other business reasons. If Edwards Lifesciences is unable to dispose of a business or product on terms it considers acceptable, Edwards Lifesciences may voluntarily cease providing that product. Any of these events could result in charges, which could be substantial and which could adversely affect its results of operations.

        Historically, Edwards Lifesciences has entered into interest rate swap agreements in connection with some of its indebtedness, and expects that it will continue to do so from time to time in the future. In the event that Edwards Lifesciences elects to terminate a swap agreement prior to its maturity, it could be required to make cash payments to the counterparty and to recognize a charge in connection with that termination, which could adversely affect its results of operations.

Edwards Lifesciences may not successfully identify and complete acquisitions or strategic alliances on favorable terms or achieve anticipated synergies relating to any acquisitions or alliances, and such acquisitions could result in unforeseen operating difficulties and expenditures, require significant management resources and require significant charges or write-downs.

        Edwards Lifesciences regularly reviews potential acquisitions of complementary businesses, technologies, services or products, as well as potential strategic alliances. Edwards Lifesciences may be unable to find suitable acquisition candidates or appropriate partners with which to form partnerships or strategic alliances. Even if Edwards Lifesciences identifies appropriate acquisition or alliance candidates, it may be unable to complete such acquisitions or alliances on favorable terms, if at all. In addition, the process of integrating an acquired business, technology, service or product into Edwards Lifesciences' existing business and operations could result in unforeseen operating difficulties and expenditures. Integration of an acquired company also may require significant expenditures as well as significant management resources that otherwise would be available for ongoing development of Edwards Lifesciences' business. Moreover, Edwards Lifesciences may not realize the anticipated benefits of any acquisition or strategic alliance, and such transactions may not generate anticipated financial results.

        In addition, Edwards Lifesciences may be required to take charges or write downs in connection with acquisitions it has made or may make in the future. In particular, acquisitions of businesses engaged in the development of new products may give rise to in-process research and development charges, which could be significant. In the past, Edwards Lifesciences has taken significant in-process research and development charges in connection with acquisitions and may take similar charges in connection with acquisitions the Company makes in the future, which could adversely affect its results of operations.

        Future acquisitions could also require the issuance of equity securities, the incurrence of debt, contingent liabilities or amortization of expenses related to other intangible assets, any of which could adversely impact Edwards Lifesciences' financial condition or results of operations.

External economic and political factors could have a material adverse effect on Edwards Lifesciences' business.

        Many external factors can affect Edwards Lifesciences' profitability and financial condition, such as interest rates, tax rates, general economic conditions and the political environment regarding healthcare in general. For example, an increase in interest rates in the general economy could result in an increase in Edwards Lifesciences' borrowing costs and could otherwise restrict the ability of Edwards Lifesciences to access the capital markets. In addition, there have been and may continue to be proposals by legislators, regulators and third-party payors to keep healthcare costs down. Such legislation, regulatory or payor actions may result in limitations on the prices the Company can charge for its products or the amounts that are reimbursable for its products.

Edwards Lifesciences' business is subject to economic, political and other risks associated with international sales and operations, including risks arising from currency exchange rate fluctuations.

        Because Edwards Lifesciences sells its products in a number of foreign countries, its business is subject to risks associated with doing business internationally. Edwards Lifesciences' net sales originating outside of the United States, as a percentage of total net sales, were 55% in 2007. Edwards Lifesciences anticipates that sales from international operations will continue to represent a substantial portion of its total sales. In addition, many of Edwards Lifesciences' manufacturing facilities and suppliers are located outside of the

United States. Accordingly, Edwards Lifesciences' future results could be harmed by a variety of factors, including:

  •
  changes in foreign medical reimbursement policies and programs;

  •
  unexpected changes in foreign regulatory requirements;

  •
  changes in a specific country's or region's political or economic conditions, particularly in emerging regions;

  •
  trade protection measures, embargoes and import or export licensing requirements;

  •
  potentially negative consequences from changes in tax laws;

  •
  difficulty in staffing and managing foreign operations;

  •
  an outbreak of any life threatening communicable disease;

  •
  changes in the international political situation;

  •
  differing labor regulations; and

  •
  differing protection of intellectual property.

        Substantially all of Edwards Lifesciences' sales outside of the United States are denominated in local currencies. Measured in local currency, a substantial portion of Edwards Lifesciences' foreign generated sales was generated in Europe (and primarily denominated in the Euro) and in Japan. The United States dollar value of Edwards Lifesciences' foreign generated sales varies with currency exchange rate fluctuations. Significant decreases in the value of the United States dollar to the Euro or the Japanese yen have had the effect of increasing Edwards Lifesciences' reported revenues even when the volume of foreign sales has remained constant. Significant increases in the value of the United States dollar relative to the Euro or the Japanese yen, as well as other currencies, could have a material adverse effect on Edwards Lifesciences' reported revenues and results of operations. Edwards Lifesciences has a hedging program for certain currencies that attempts to manage currency exchange rate risks to an acceptable level based on management's judgment of the appropriate trade-off between risk, opportunity and cost; however, this hedging program does not completely eliminate the effects of currency exchange rate fluctuations.

The stock market can be volatile and fluctuations in Edwards Lifesciences' quarterly operating results as well as other factors could cause its stock price to decline.

        From time to time the stock market experiences extreme price and volume fluctuations. This volatility can have a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance. These broad market fluctuations may materially adversely affect Edwards Lifesciences' stock price, regardless of its operating results. In addition, the market price of Edwards Lifesciences' common stock could fluctuate substantially in response to any of the other risk factors set out above and below, as well as a number of other factors, including:

  •
  the operating and securities price performance of other companies that investors may deem comparable to Edwards Lifesciences; and

  •
  changes in general conditions in the economy, the financial markets, the domestic or international political situation or the medical device industry.

        Edwards Lifesciences' sales and operating results may vary significantly from quarter to quarter. A high proportion of Edwards Lifesciences' costs are fixed, due in part to significant sales, research and development and manufacturing costs. Thus, small declines in revenue could disproportionately affect operating results in a quarter, and the price of Edwards Lifesciences' common stock could fall. Other factors that could affect quarterly operating results include:

  •
  announcements of innovations, new products, strategic developments or business combinations by Edwards Lifesciences or its competitors;

  •
  changes in Edwards Lifesciences' expected operating expense levels or income and losses;

  •
  changes in financial estimates and recommendations of securities analysts;

  •
  demand for and clinical acceptance of products;

  •
  changes in healthcare reimbursement policies or practices

  •
  the timing and execution of customer contracts, particularly large contracts that would materially affect Edwards Lifesciences' operating results in a given quarter;

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

        The cardiovascular medical device industry is highly competitive. Edwards Lifesciences competes with many companies, some of which have longer operating histories, better brand or name recognition, broader product lines and greater access to financial and other resources than Edwards Lifesciences. Furthermore, the industry is characterized by intensive development efforts and rapidly advancing technology. Edwards Lifesciences' customers consider many factors when selecting a product, including product reliability, clinical outcomes, product availability, price and services provided by the manufacturer. Edwards Lifesciences' present and future products could be rendered obsolete or uneconomical by technological advances made by one or more of its current or future competitors or by alternative therapies, including drug therapies. Market share can shift as a result of any of these factors. Edwards Lifesciences' future success will depend, in large part, on its ability to develop and acquire new products and technologies, anticipate technology advances and keep pace with other developers of cardiovascular therapies and technologies. As a result, the Company must devote continued efforts and financial resources to bring new products to market and to maintain the competitiveness of its existing products. See "Business-Competition" included herein.

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

        Edwards Lifesciences' success and competitive position are dependent, in part, upon its proprietary intellectual property. Edwards Lifesciences relies on a combination of patents, trade secrets and nondisclosure agreements to protect its proprietary intellectual property, and will continue to do so. Although Edwards Lifesciences seeks to protect its proprietary rights through a variety of means, Edwards Lifesciences cannot guarantee that the protective steps it has taken are adequate to protect these rights. Patents issued to or licensed by Edwards Lifesciences in the past or in the future may be challenged and held invalid. In addition, as Edwards Lifesciences' patents expire, the Company may be unsuccessful in its efforts to extend its protection through improvement patents, modifications or line extensions. The failure to maintain or extend Edwards Lifesciences' patents could have a material adverse effect on the Company.

        Edwards Lifesciences also relies on confidentiality agreements with certain employees, consultants and other parties to protect, in part, trade secrets and other proprietary information. These agreements could be breached and Edwards Lifesciences may not have adequate remedies for such a breach. In addition, others could independently develop substantially equivalent proprietary information or gain access to Edwards Lifesciences' trade secrets or proprietary information.

        Edwards Lifesciences spends significant resources to monitor and enforce its intellectual property rights, resulting, from time to time, in litigation. Intellectual property litigation is complex and can be expensive and time consuming. However, the Company's efforts in this regard may not be successful. Edwards Lifesciences may not be able to detect infringement and could lose its competitive position in the industry. In addition, competitors may design around Edwards Lifesciences' technology or develop competing technologies. Patent litigation can result in substantial cost and diversion of effort. Intellectual property rights may also be unavailable or limited in some foreign countries, which can make it easier for competitors to capture increased market position. The invalidation of key intellectual property rights or an unsuccessful outcome in lawsuits filed to protect its intellectual property could have a material adverse effect on the Company's financial condition, results of operations or prospects.

Third parties may claim Edwards Lifesciences is infringing their intellectual property, and Edwards Lifesciences could suffer significant litigation or licensing expenses or be prevented from selling products.

        During recent years, Edwards Lifesciences' competitors have been involved in substantial litigation regarding patent and other intellectual property rights in the medical device industry generally. From time to time, Edwards Lifesciences may be forced to defend itself against other claims and legal actions alleging infringement of the intellectual property rights of others, and Edwards Lifesciences' intellectual property litigation expenses could be significant. Adverse determinations in any such litigation could subject Edwards Lifesciences to significant liabilities to third parties, or could require Edwards Lifesciences to seek licenses from third parties and could, if such licenses are not available, prevent the Company from manufacturing, selling or using certain of its products, any one of which could have a material adverse effect on the Company. In addition, some licenses may be non-exclusive, which could provide the Company's competitors access to the same technologies.

        Third parties could also obtain patents that may require Edwards Lifesciences to either redesign its products or, if possible, negotiate licenses to conduct its business. If Edwards Lifesciences is unable to redesign its products or obtain a license, Edwards Lifesciences might have to exit a particular product offering.

Edwards Lifesciences and its customers are subject to rigorous governmental regulations and Edwards Lifesciences may incur significant expenses to comply with these regulations and develop its products to be compatible with these regulations.

        The medical devices manufactured and marketed by Edwards Lifesciences are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities, including regulations that cover the composition, labeling, testing, clinical study, manufacturing, packaging and distribution of our products. Edwards Lifesciences is required to register with the FDA as a device manufacturer and as a result, is subject to periodic inspection by the FDA for compliance with the FDA's Quality System Regulation ("QSR") requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures. In addition, the federal Medical Device Reporting regulations require Edwards Lifesciences to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by the FDA. In the European Community, Edwards Lifesciences is required to maintain certain International Organization for Standardization ("ISO") certifications in order to sell its products, and the Company undergoes periodic inspections by notified bodies to obtain and maintain these certifications. If the Company or its suppliers fail to adhere to QSR, ISO or similar requirements, this could delay product production and lead to fines, difficulties in obtaining regulatory clearances, recalls or other consequences, which in turn could have a material adverse effect on the Company's financial condition and results of operations or prospects.

        Medical devices must receive FDA clearance or approval before they can be commercially marketed. In addition, the FDA may require testing and surveillance programs to monitor the effects of approved products that have been commercialized, and can prevent or limit further marketing of a product based upon the results of post-marketing programs. Furthermore, most major markets for medical devices outside the United States require clearance, approval or compliance with certain standards before a product can be commercially marketed. The process of obtaining regulatory approvals to market a medical device, particularly from the FDA and certain foreign governmental authorities, can be costly and time consuming, and approvals may not be granted for future products or product improvements on a timely basis, if at all. Delays in receipt of, or failure to obtain, approvals for future products or product improvements could result in delayed realization of product revenues or in substantial additional costs, which could have a material adverse effect on Edwards Lifesciences' business or results of operations or prospects. At any time after approval of a product, the FDA may conduct periodic inspections to determine compliance with both the FDA's QSR requirements and/or current medical device reporting regulations. Product approvals by the FDA can be withdrawn due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial approval.

        In recent years, both the FDA and foreign government regulators have increased regulation, enforcement and inspections of the medical device industry, and Edwards Lifesciences may be subject to more regulation, enforcement and inspections by governmental authorities in the future. Whenever the FDA or another foreign governmental authority concludes that Edwards Lifesciences is not in compliance with applicable laws or regulations, the FDA or such other foreign governmental authority, as applicable, can impose fines or delays or suspensions of regulatory clearances, institute proceedings to detain or seize Edwards Lifesciences' products, issue a recall, impose operating restrictions, enjoin future violations and assess civil penalties against Edwards Lifesciences, its officers or its employees and can recommend criminal prosecution to the Department of Justice. Moreover, the FDA or some other foreign governmental authority can proceed to ban, or request recall, repair, replacement or refund of the cost of, any device or product manufactured or distributed by Edwards Lifesciences. Any of the foregoing actions could result in decreased sales as a result of negative publicity and product liability claims, and could have a material adverse effect on Edwards Lifesciences' financial condition, results of operations and prospects.

        As previously announced, in February 2007, the Los Angeles District Office of the FDA issued a Warning Letter to the Company resulting from the FDA's inspection of the Company's facility in Irvine, California that concluded in August 2006. The Warning Letter related specifically to elements of the Company's quality systems, including complaint handling, documentation and quality systems training. In April 2007, the FDA formally notified Edwards Lifesciences that the Company's response to the FDA's February 2007 Warning Letter adequately addressed their concerns. The FDA inspected the Company's Irvine facility in January 2008 to follow up on the commitments Edwards made to the FDA following the 2006 inspection. The Company is promptly addressing the issues raised in this inspection.

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

        Certain of Edwards Lifesciences' products, including pericardial tissue valves, are manufactured using bovine tissue. Concerns relating to the potential transmission of bovine spongiform encephalopathy ("BSE"), commonly known as "mad cow disease," from cows to humans may result in reduced acceptance of bovine products. Certain medical device regulatory agencies have considered whether to continue to permit the sale of medical devices that incorporate bovine material. Edwards Lifesciences obtains its bovine tissue only from closely controlled sources within the United States and Australia. To date, there have been only isolated reported cases in the United States. The bovine tissue used in Edwards Lifesciences' pericardial tissue valves is from tissue types considered by global health and regulatory organizations to have shown no risk of infectibility for the suspected BSE infectious agent. Edwards Lifesciences has not experienced any significant adverse impact on its sales as a result of concerns regarding BSE, but no assurance can be given that such an impact may not occur in the future.

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

        Initiatives to limit growth of healthcare costs, including price regulation, are underway in several countries around the world. In many countries, customers are reimbursed for Edwards Lifesciences' products under a government-operated insurance system. Under such a system, the government periodically reviews the reimbursement levels for products. If a government were to decide to reduce reimbursement levels for Edwards Lifesciences' products, the Company's product pricing may be adversely affected.

        Third party payors may deny reimbursement if they determine that a device used in a procedure was not used in accordance with cost-effective treatment methods as determined by such third party payors, or was used for an unapproved indication. Third party payors may also decline to reimburse for experimental procedures and devices. Edwards Lifesciences believes that many of its existing and future products are cost-effective, even though the one-time cost may be significant, because they are intended to reduce overall health care costs over a long period of time. Edwards Lifesciences cannot be certain whether these third party payors will recognize these cost savings or will merely focus on the lower initial costs associated with competing therapies. If Edwards Lifesciences' products are not considered cost-effective by third party payors, Edwards Lifesciences' customers may not be reimbursed for its products.

        Edwards Lifesciences is also subject to various federal and state laws pertaining to healthcare pricing and fraud and abuse, including anti-kickback and false claims laws. Violations of these laws may be punishable by criminal or civil sanctions, including substantial fines, imprisonment and exclusion from participation in federal and state healthcare programs.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        The locations and uses of the major properties of Edwards Lifesciences are as follows:

North America
Irvine, California	(1)	Corporate Headquarters, Research and Development, Regulatory and Clinical Affairs, Manufacturing
Midvale, Utah	(1)	Administration, Research and Development, Manufacturing
Haina, The Dominican Republic	(2)	Manufacturing
Añasco, Puerto Rico	(2)	Manufacturing
Europe
Saint Prex, Switzerland	(2)	Administration, Marketing
Horw, Switzerland	(2)	Manufacturing, Administration, Distribution
Asia
Tokyo, Japan	(2)	Administration, Marketing, Distribution
Techview, Singapore	(2)	Manufacturing
Changi, Singapore	(2)	Manufacturing, Administration

(1)
Owned property.

(2)
Leased property.

        The Dominican Republic lease expires in 2009; one of the Puerto Rico leases expires in 2008 and is expected to be renewed through 2018, and the other expires in 2016; the Horw, Switzerland lease is renewed annually with appropriate termination notice provisions; the Saint Prex, Switzerland lease is renewed annually with a six month notification requirement; the Tokyo, Japan lease expires in 2009; the Techview, Singapore lease expires in 2008; and the Changi, Singapore landlease expires in 2036. The Company's properties have been well maintained, are in good operating condition and are adequate for current needs.

Item 3.    Legal Proceedings

        On August 18, 2003, Edwards Lifesciences filed a lawsuit against Medtronic, Inc. and its affiliate, Medtronic Vascular, Inc. (collectively, "Medtronic"), Cook, Inc. ("Cook") and W.L. Gore & Associates alleging infringement of a patent exclusively licensed to the Company. The lawsuit was filed in the United States District Court for the Northern District of California, seeking monetary damages and injunctive relief. On September 2, 2003, a second patent exclusively licensed to the Company was added to the lawsuit. As announced on January 23, 2006, Edwards Lifesciences settled this litigation with Medtronic. Edwards Lifesciences remains in litigation with Cook and W.L. Gore & Associates, each of which has answered and asserted various affirmative defenses and counterclaims.

        On May 9, 2007, Edwards Lifesciences filed a lawsuit against CoreValve, Inc. ("CoreValve"), alleging that CoreValve's ReValving System infringes on a European patent, one of the Andersen family of patents. The lawsuit was filed in the District Patent Court in Dusseldorf, Germany, seeking injunctive and declaratory relief. On May 11, 2007, and June 20, 2007, CoreValve filed lawsuits in London, United Kingdom, and Munich, Germany, respectively, against the three inventors of this patent alleging that the patent is invalid. The Company then asserted that CoreValve's ReValving System infringes the Andersen patent in the United Kingdom. Edwards Lifesciences recently purchased the Andersen patent family and now has the exclusive right, as owner instead of licensee, to enforce the patents and to conduct the defense in the invalidity proceedings. On February 12, 2008, the Company filed a lawsuit against CoreValve in the United States alleging infringement of three of the Andersen patents.

        On February 1, 2008, Cook filed a lawsuit in the District Patent Court in Dusseldorf, Germany against Edwards Lifesciences alleging that the Edwards SAPIEN transcatheter heart valve infringes on a Cook patent. The Company will vigorously defend the lawsuit.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Price

        The principal market for Edwards Lifesciences' common stock is the New York Stock Exchange (the "NYSE"). The table below sets forth, for the calendar quarters indicated, the high and low sales prices of Edwards Lifesciences' common stock as reported by the NYSE.

	2007		2006
	High	Low	High	Low
Calendar Quarter Ended:
March 31	$52.51	$46.06	$47.32	$41.00
June 30	52.95	48.15	46.11	42.01
September 30	50.79	45.55	47.50	41.55
December 31	52.86	45.84	48.47	42.29

Number of Stockholders

        On January 31, 2008, there were 16,733 stockholders of record of Edwards Lifesciences' common stock.

Dividends

        Edwards Lifesciences has never paid any cash dividends on its capital stock and has no current plans to pay any cash dividends. The current policy of Edwards Lifesciences is to retain any future earnings for use in the business of the Company.

(b) Issuer Purchases of Equity Securities

Calendar Month Ended	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(a)
October 31, 2007	199,800	$49.79	199,800	$263.8
November 30, 2007	210,200	49.89	210,200	253.2
December 31, 2007	65,000	49.06	65,000	250.0

Total	475,000	$49.73	475,000	$250.0

(a)
On May 11, 2006, the Company announced that the Board of Directors approved a stock repurchase program authorizing the Company to purchase on the open market and in privately negotiated transactions, up to 4.0 million shares of the Company's common stock. This program was completed in December 2007. On September 18, 2007, the Company announced that the Board of Directors approved a stock repurchase program authorizing the Company to purchase on the open market and in privately negotiated transactions, up to an additional $250 million of the Company's common stock.

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

		As of or for the Years Ended December 31,
		2007	2006	2005	2004	2003
		(in millions, except per share data)
OPERATING RESULTS	Net sales	$1,091.1	$1,037.0	$997.9	$931.5	$860.5
	Gross profit	712.9	663.4	623.3	561.3	501.1
	Net income(a)	113.0	130.5	79.3	1.7	79.0
BALANCE SHEET DATA	Total assets	$1,345.1	$1,246.8	$1,229.1	$1,112.7	$1,101.4
	Long-term debt and lease obligations	61.7	235.9	316.1	267.1	255.8
COMMON STOCK INFORMATION	Net income per common share(a):
	Basic	$1.97	$2.23	$1.33	$0.03	$1.34
	Diluted	1.87	2.10	1.27	0.03	1.29
	Cash dividends declared per common share	—	—	—	—	—

(a)
See Notes 3 and 4 to the "Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding in-process research and development and other special charges (gains), net, of $23.3 million, $(4.5) million and $49.4 million during 2007, 2006 and 2005, respectively.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation

        The following discussion and analysis presents the factors that had a material effect on the results of operations of Edwards Lifesciences during the three years ended December 31, 2007. Also discussed is Edwards Lifesciences' financial position as of December 31, 2007. You should read this discussion in conjunction with the historical consolidated financial statements and related notes included elsewhere in this Form 10-K.

Overview

        Edwards Lifesciences is a global provider of products and technologies that are designed to treat advanced cardiovascular disease. Edwards Lifesciences focuses on providing products and technologies to address specific cardiovascular conditions including heart valve disease; critical care technologies; and peripheral vascular disease.

        The products and technologies provided by Edwards Lifesciences to treat advanced cardiovascular disease are categorized into five main areas: Heart Valve Therapy; Critical Care; Cardiac Surgery Systems; Vascular; and Other Distributed Products.

        Edwards Lifesciences' Heart Valve Therapy portfolio is comprised of tissue heart valves and heart valve repair products. A pioneer in the development and commercialization of heart valve products, Edwards Lifesciences is the world's leading manufacturer of tissue heart valves and repair products used to replace or repair a patient's diseased or defective heart valve. In the Critical Care area, Edwards Lifesciences is a world leader in hemodynamic monitoring equipment used to measure a patient's cardiovascular function and in disposable pressure transducers, and also provides central venous access products for fluid and drug delivery. The Company's Cardiac Surgery Systems portfolio comprises a diverse line of products for use during cardiac surgery including cannula, EMBOL-X technologies, transmyocardial revascularization ("TMR") products, and other disposable products used during cardiopulmonary bypass procedures (in March 2007 the Company sold the distribution rights to its TMR products). In December 2007, the Company acquired the CardioVations line of products used in minimally invasive heart valve surgery. Edwards Lifesciences' Vascular portfolio includes a line of balloon catheter-based products, surgical clips and inserts, artificial implantable grafts, and stents ("LifeStent" products) used in the treatment of peripheral vascular disease (the Company sold the LifeStent product line in January 2008). Lastly, Other Distributed Products consist primarily of intra-aortic balloon pumps sold through the Company's distribution network in Japan (the Company terminated the distribution agreement effective December 31, 2007).

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

Results of Operations

  Net Sales Trends

        The following is a summary of United States and international net sales (dollars in millions):

	Years Ended December 31,			Change		Percent Change
	2007	2006	2005	2007	2006	2007	2006
United States	$486.6	$477.9	$455.9	$8.7	$22.0	1.8%	4.8%

Europe	309.1	264.6	241.3	44.5	23.3	16.8%	9.7%
Japan	171.4	168.8	186.4	2.6	(17.6)	1.5%	(9.4)%
Intercontinental	124.0	125.7	114.3	(1.7)	11.4	(1.4)%	10.0%

International	604.5	559.1	542.0	45.4	17.1	8.1%	3.2%

Total net sales	$1,091.1	$1,037.0	$997.9	$54.1	$39.1	5.2%	3.9%

        The $8.7 million increase in net sales in the United States in 2007 was due primarily to:

  •
  Critical Care products, which increased net sales by $15.5 million, driven primarily by sales of the FloTrac minimally invasive monitoring system, advanced hemodynamic monitoring equipment, and pressure monitoring products;

  •
  Vascular products, which increased net sales by $7.0 million, driven primarily by an increase in LifeStent product sales;

        partially offset by:

  •
  decreased sales of TMR products of $10.8 million (the Company sold its distribution rights in March 2007);

        The $45.4 million increase in international net sales in 2007 was due primarily to:

  •
  Critical Care products, which increased net sales by $19.6 million, driven primarily by sales of the FloTrac minimally invasive monitoring system, pressure monitoring products, and hemofiltration products;

  •
  Heart Valve Therapy products, which increased net sales by $17.7 million, driven primarily by increases in sales of the Carpentier-Edwards PERIMOUNT Magna valve, Magna with ThermaFix valve, and Magna Ease valve;

  •
  Vascular products, which increased net sales by $5.1 million, driven primarily by an increase in LifeStent product sales;

  •
  Foreign currency exchange rate fluctuations, which increased net sales by $30.2 million, due primarily to the strengthening of the Euro against the United States dollar, partially offset by the weakening of the Japanese yen against the United States dollar;

        partially offset by:

  •
  a decrease of $32.1 million related to (1) the discontinuation of the Brazil-based perfusion product line in December 2006, (2) the Company's exit from the mechanical valve market during 2007, and

    (3) a reduction of distributed sales in Japan of intra-aortic balloon pumps (the Company terminated the distribution agreement effective December 31, 2007).

        The $22.0 million increase in net sales in the United States in 2006 was due primarily to increased sales of Critical Care, Heart Valve Therapy and Vascular products. The net sales increase in Critical Care products of $10.7 million was primarily driven by sales of the new FloTrac minimally invasive monitoring system and advanced hemodynamic products. The net sales increase in Heart Valve Therapy products of $8.2 million was primarily driven by the premium Carpentier-Edwards PERIMOUNT Magna and Magna with ThermaFix valves. The net sales increase in Vascular products of $4.7 million was primarily driven by sales of LifeStent products.

        The $17.1 million increase in international net sales in 2006 was due primarily to increases in Critical Care, Heart Valve Therapy and Vascular products. The net sales increase in Critical Care products of $15.9 million was primarily driven by sales of the new FloTrac minimally invasive monitoring system throughout international locations and advanced hemodynamic products in Europe. The net sales increase in Heart Valve Therapy products of $14.9 million was primarily driven by increased valve sales in Japan and Europe. The net sales increase in Vascular products of $4.4 million was primarily driven by sales of LifeStent products in Europe. These increases were partially offset by the sale in 2005 of the Company's perfusion products in Japan, which decreased net sales by $13.8 million, and to foreign currency exchange rate fluctuations (primarily due to the weakening of the Japanese yen against the United States dollar, partially offset by the strengthening of the Brazilian real against the United States dollar), which decreased net sales by $5.2 million.

        The impact of foreign currency exchange rate fluctuations on net sales would not necessarily be indicative of the impact on net income due to the corresponding effect of foreign currency exchange rate fluctuations on international manufacturing and operating costs and the Company's hedging activities. For more information see "Quantitative and Qualitative Disclosures About Market Risk."

  Net Sales by Product Line

        The following is a summary of net sales by product line (dollars in millions):

	Years Ended December 31,			Change		Percent Change
	2007	2006	2005	2007	2006	2007	2006
Heart Valve Therapy	$515.0	$490.8	$469.3	$24.2	$21.5	4.9%	4.6%
Critical Care	397.8	349.8	324.1	48.0	25.7	13.7%	7.9%
Cardiac Surgery Systems	60.9	91.0	104.6	(30.1)	(13.6)	(33.1)%	(13.0)%
Vascular	90.0	75.9	66.1	14.1	9.8	18.6%	14.8%
Other Distributed Products	27.4	29.5	33.8	(2.1)	(4.3)	(7.1)%	(12.7)%

Total net sales	$1,091.1	$1,037.0	$997.9	$54.1	$39.1	5.2%	3.9%

  Heart Valve Therapy

        The $24.2 million increase in net sales of Heart Valve Therapy products in 2007 was due primarily to:

  •
  pericardial tissue valves, which increased net sales by $11.6 million, primarily as a result of the premium Carpentier-Edwards PERIMOUNT Magna aortic valve and Magna with ThermaFix valves;

  •
  heart valve repair products, which increased net sales by $3.6 million, driven primarily by the continuing adoption of the Company's disease-specific products including the Edwards MC3;

  •
  a favorable impact of foreign currency exchange rates of $14.9 million, due primarily to the strengthening of the Euro against the United States dollar, partially offset by the weakening of the Japanese yen against the United States dollar;

        partially offset by:

  •
  a decrease in net sales of $8.1 million due to the Company's exit from the mechanical valve market commencing in the first quarter of 2007 and the continuing decline of mitral valve sales.

        The $21.5 million increase in net sales of Heart Valve Therapy products in 2006 was due primarily to:

  •
  pericardial tissue valves, which increased net sales by $20.8 million, primarily as a result of the premium Carpentier-Edwards PERIMOUNT Magna and Magna with ThermaFix valves; and

  •
  heart valve repair products, which increased net sales by $9.0 million, primarily as a result of the continuing adoption of the Company's newest products including the Edwards MC3, IMR ETlogix and GeoForm rings.

        These increases in 2006 were partially offset by foreign currency exchange rate fluctuations, which decreased net sales by $2.6 million (primarily due to the weakening of the Japanese yen against the United States dollar) and the continuing decline in net sales of porcine and mechanical valves.

        The Company expects that its PERIMOUNT Magna and Magna with ThermaFix valves will continue to be strong contributors to 2008 sales. In January 2007, the Company launched two new products in the United States. The new PERIMOUNT Theon aortic valve offers clinicians the durability and hemodynamics of the Company's PERIMOUNT technology with the addition of the ThermaFix tissue treatment, and the new Myxo ETlogix annuloplasty ring is the first mitral repair product specifically designed to address myxomatous disease. In May 2007, the Company launched its next generation aortic valve, the Magna Ease, in Europe and is expecting to introduce this product into the United States in 2009. The Company's new PERIMOUNT Magna mitral valve is gaining physician acceptance in Europe, and the Company looks forward to gaining FDA approval as rapidly as possible in the United States (the Company is currently addressing additional questions from the FDA on the pre-clinical bench testing and anticipates that it will obtain FDA approval by mid-2008). In Japan, the Company received regulatory approval for a new PERIMOUNT mitral valve and began sales during the second quarter of 2007. Additionally, the Company anticipates regulatory approval and reimbursement for its Magna aortic valve in Japan in the first quarter of 2008. The Company plans to launch the Carpentier-Edwards Physio II ring in the third quarter of 2008, which is the next generation repair product for the degenerative segment of mitral repair. Physio II represents the first innovation in this area in over a decade.

  Critical Care

        The $48.0 million increase in net sales of Critical Care products in 2007 was due primarily to:

  •
  FloTrac systems, which increased net sales by $16.8 million;

  •
  core Critical Care products, which increased net sales by $14.3 million, driven primarily by market share gains in pressure monitoring products, advanced hemodynamic monitoring equipment, and PreSep, the Company's central venous oximetry catheter for early detection of sepsis;

  •
  hemofiltration products, which increased net sales by $4.0 million; and

  •
  foreign currency exchange rate fluctuations, which increased net sales by $10.4 million, due primarily to the strengthening of the Euro against the United States dollar, partially offset by the weakening of the Japanese yen against the United States dollar.

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

        The Company expects worldwide FloTrac system sales to be a significant contributor to Critical Care sales growth in 2008. In the fourth quarter of 2007, the Company introduced enhanced FloTrac monitoring screens to the United States market, which allow clinicians to more easily trend patient status. In 2008, the Company plans to introduce additional product enhancements that will enable FloTrac to address a wider range of patients.

  Cardiac Surgery Systems

        The $30.1 million decrease in net sales of Cardiac Surgery Systems products in 2007 was due primarily to the impact of the sale of the Company's Brazil-based perfusion product line in December 2006, which resulted in a net sales decrease of $21.5 million. In addition, the Company's exit from the TMR product line in March 2007 contributed to a decrease in net sales of $10.8 million. These decreases were partially offset by foreign currency exchange rate fluctuations, which increased net sales by $1.5 million.

        The $13.6 million decrease in net sales of Cardiac Surgery Systems in 2006 was due primarily to the sale of the Company's perfusion product line in Japan in 2005, which decreased net sales by $13.8 million, and a decline in TMR sales. These decreases were partially offset by increased sales of specialty cannula products, driven primarily by market share gains.

        In December 2007, the Company completed its acquisition of certain assets of CardioVations. The CardioVations product line includes the PORT-ACCESS products, such as the proprietary EndoCPB and EndoDirect systems for minimally invasive heart valve surgery, which comprise soft tissue retractors, venous and arterial cannulae, vent and coronary sinus catheters, and reusable instruments for performing port-access cardiac valve procedures. CardioVation's clinical specialists provide training and tools to the cardiac surgeons who are performing these minimally invasive procedures.

  Vascular

        The $14.1 million increase in net sales of Vascular products in 2007 was due primarily to increased sales of LifeStent products. In addition, foreign currency exchange rate fluctuations had a favorable impact on net sales of $3.0 million, due primarily to the strengthening of the Euro against the United States dollar.

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

        In January 2008, the Company completed the sale of the LifeStent product line. This divestiture is part of the Company's ongoing strategy to focus resources on its core heart valve and critical care businesses. The Company has agreed to provide transition services, including manufacturing, to the buyer until the earlier of mid-2010 or the transfer of manufacturing to the buyer, and will continue to pursue pre-market approval for a superficial femoral artery indication.

  Other Distributed Products

        The $2.1 million decrease in net sales of Other Distributed Products in 2007 was due primarily to the divestiture in 2006 of a non-strategic pharmaceutical product and a reduction of distributed sales in Japan of intra-aortic balloon pumps. In order to focus on its proprietary products, the Company terminated its distribution of a third party's line of intra-aortic balloon pumps in Japan in December 2007.

        The $4.3 million decrease in net sales of Other Distributed Products in 2006 was due primarily to exiting the Japan pacemaker business in the first quarter of 2005 and currency exchange rate fluctuations, which decreased net sales by $1.2 million (primarily due to the weakening of the Japanese yen against the United States dollar). In May 2006, the Company divested a non-strategic pharmaceutical product which represented approximately $2 million in annual sales.

  Gross Profit

	Years Ended December 31,			Change
	2007	2006	2005	2007	2006
Gross profit as a percentage of net sales	65.3%	64.0%	62.5%	1.3 pts.	1.5 pts.

        The 1.3 percentage point increase in gross profit as a percentage of net sales in 2007 was driven by:

  •
  a 1.5 percentage point increase in international gross profit as a percentage of net sales, which was due to a more profitable product mix, primarily related to higher sales of Heart Valve Therapy products and FloTrac systems, combined with the discontinuation of lower margin perfusion products; and

  •
  a 0.5 percentage point increase in United States gross profit as a percentage of net sales, which was due to a more profitable product mix, resulting primarily from higher sales of FloTrac systems, and the Company's exit from the lower margin TMR product line.

        These increases were partially offset by increased investments in quality systems, certain manufacturing costs and the unfavorable impact of foreign currency resulting from the expiration of currency hedging contracts.

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

  Selling, General and Administrative ("SG&A") Expenses
  (dollars in millions)

	Years Ended December 31,			Change
	2007	2006	2005	2007		2006
SG&A expenses	$418.0	$376.0	$348.7	$42.0		$27.3
SG&A expenses as a percentage of net sales	38.3%	36.3%	34.9%	2.0	pts.	1.4	pts.

        The $42.0 million increase in selling, general and administrative expenses and the 2.0 percentage point increase in selling, general and administrative expenses as a percentage of net sales in 2007 was due primarily to (1) investments for the Edwards SAPIEN transcatheter heart valve launch in Europe, (2) higher sales-related spending in the Heart Valve Therapy, Critical Care and Vascular product lines, primarily in the United States, and (3) the impact of foreign currency (primarily the strengthening of the Euro against the United States dollar) in the amount of $12.4 million.

        The $27.3 million increase in selling, general and administrative expenses in 2006 was due primarily to stock-based compensation expense of $12.9 million, as a result of adopting Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), and higher sales and marketing expenses primarily related to the Company's Heart Valve Therapy product line and new products in the United States. The 1.4 percentage point increase in selling, general and administrative expenses as a percentage of sales for 2006 was due primarily to stock-based compensation expense.

  Research and Development Expenses
  (dollars in millions)

	Years Ended December 31,			Change
	2007	2006	2005	2007		2006
Research and development expenses	$122.3	$114.2	$99.0	$8.1		$15.2
Research and development expenses as a percentage of net sales	11.2%	11.0%	9.9%	0.2	pts.	1.1	pts.

        The increase in research and development expenses in 2007 was due primarily to additional investments in the Edwards SAPIEN transcatheter heart valve and Critical Care development programs.

        The increase in research and development expenses in 2006 was due primarily to additional investments in the Company's transcatheter valve programs. In addition, research and development expenses increased by $3.7 million as a result of adopting SFAS 123R.

        In the Company's transcatheter aortic valve replacement program (formerly Percutaneous Valve Technologies, Inc.'s ("PVT") percutaneous aortic valve program), the Company received conditional Investigational Device Exemption ("IDE") approval from the FDA in March 2007 to initiate its PARTNER trial, a pivotal clinical trial of the Company's Edwards SAPIEN transcatheter heart valve technology. The PARTNER trial, which has two study arms, began enrollment during the second quarter of 2007 and will evaluate the Edwards SAPIEN transcatheter heart valve valve in patients who are considered at high risk for conventional open-heart valve surgery. In the first study arm ("Cohort A"), patients will be randomized on a 1:1 basis to either high risk surgery or the Edwards SAPIEN transcatheter heart valve. Cohort A will have

690 patients and is a non-inferiority analysis. In the second study arm ("Cohort B"), patients who are deemed non-operable will be randomized 1:1 to medical management or the Edwards SAPIEN transcatheter heart valve. Cohort B will have 350 patients and is a superiority analysis. The Company anticipates it will complete enrollment in Cohort B by the end of 2008 and complete enrollment in Cohort A by the end of the third quarter 2009.

        All of the SAPIEN valves in the PARTNER trial have been delivered transfemorally using the RetroFlex delivery system. During the third quarter of 2007, the Company received approval to begin selling the SAPIEN valve in Europe with the RetroFlex I and RetroFlex II transfemoral delivery systems. Initially, the Company plans to sell the SAPIEN valve in Europe with the RetroFlex I, and will phase in the RetroFlex II during the first half of 2008. The RetroFlex II, first used in Canada in the first quarter of 2007, further enhances the ease-of-use benefits of RetroFlex I by adding a customized atraumatic tip to enable clinicians to more easily navigate across the native stenotic aortic valve. The Company has received regulatory approval to add RetroFlex II to the United States PARTNER trial. Both the Ascendra transapical and transfemoral delivery systems are available for sale in Europe.

        The Company completed enrollment in its United States feasibility study of the Ascendra transapical delivery system in April 2007. In January 2008, the Company obtained FDA approval to add Ascendra to the PARTNER trial. Having Ascendra in the trial will give cardiac surgeons an opportunity to partner in this technology and it will allow the Company to address more patients.

        In the Company's transcatheter mitral valve repair program, the Company had two systems: the Edwards MONARC mitral repair system (formerly ev3, Inc.'s ("ev3") percutaneous mitral valve repair program), a coronary sinus technology, and the Edwards MOBIUS leaflet repair system. In connection with the Edwards MONARC system, the Company completed enrollment of its 60-patient EVOLUTION I feasibility study during the first quarter of 2007 and initiated the EVOLUTION II follow-on trial in Europe and Canada during the second quarter of 2007. The Company is continuing to collect and analyze additional clinical data, and has postponed enrollment of EVOLUTION II until 2008, when that analysis is expected to be completed.

        For the Edwards MOBIUS system, the Company's feasibility work was completed in Europe and Canada in the first quarter of 2007. After completing the clinical feasibility studies, the Company determined that it would take considerable additional resources and time to affect durable and long-lasting repair results with the Edwards MOBIUS device. Therefore, the Company discontinued work on the MOBIUS technology and redirected resources into other advanced technology development programs. Although the termination of this program will reduce the Company's future revenue potential, the termination does not materially impact the Company's financial condition since future funding of the Company's operations was not dependent upon the success of this program.

  Purchased in-process Research and Development Expenses

        The information in "Purchased in-process Research and Development Expenses," related to regulatory milestones, describes the Company's expectations with respect to the applicable programs at the time of the respective acquisitions and does not reflect subsequent activities or expectations. Refer to "Research and Development Expenses," above, for the current status of these programs, the Company's expectations, and the financial impact from changes in the Company's expectations.

  2005

        In September 2005, the Company recorded a $1.2 million pre-tax charge for in-process research and development related to the acquisition of technology and intellectual property. The acquired assets are expected to be utilized in the Company's existing mitral valve repair research and development efforts. Additional design developments, bench testing, pre-clinical studies and human clinical studies must be successfully completed prior to selling any product.

  2004

        On September 29, 2004, the Company acquired all technology and intellectual property associated with ev3's percutaneous mitral valve repair program for total consideration of $15.0 million. The acquired assets were expected to be utilized in the Company's existing percutaneous mitral valve repair research and development efforts. At the time of the purchase, ev3 had been unsuccessful in developing a viable prototype and had discontinued the program. Completion of successful design developments, bench testing, pre-clinical studies and human clinical studies were required prior to selling any product. The risks and uncertainties associated with completing development within a reasonable period of time include those related to the design, development and manufacturability of the product, the success of pre-clinical and clinical studies, and the timing of European and United States regulatory approvals. Approximately $12.3 million of the purchase price was charged to in-process research and development. The value of the in-process research and development was calculated using cash flow projections discounted for the risk inherent in such projects. The discount rate used was 30%. The valuation assumed approximately $39.0 million of additional research and development expenditures would be incurred prior to the date of product introduction. In the valuation, the Company estimated completion in 2009 of the mitral valve repair program utilizing the intellectual property acquired from ev3, and commencement in 2010 of net cash inflows. The remaining fair market value of the assets purchased consisted primarily of patents unrelated to ev3's core mitral valve repair technology, which are being amortized over their estimated economic life of 19 years.

        On January 27, 2004, the Company acquired PVT, a development stage company, for $125.0 million in cash, net of cash acquired, plus up to an additional $30.0 million upon the achievement of key milestones through 2007 (see "Special Charges (Gains), net"). Included in PVT's technology was a catheter-based (percutaneous) approach for replacing aortic heart valves, comprised of a proprietary, percutaneously delivered balloon-expandable stent technology integrated with a tissue heart valve. Unlike conventional open-heart valve replacement surgery, this less-invasive procedure can be performed under local anesthesia and could potentially be a breakthrough for patients seeking an alternative to open-heart surgery.

        At the time of acquisition, the PVT aortic heart valve was being used in compassionate cases in Europe, and these clinical results had generated valuable feasibility data. It had been demonstrated that a heart valve could be successfully deployed and anchored using a catheter-based system. Also at that time, PVT was expecting to obtain a CE mark in Europe by the end of 2005 and to file for a Humanitarian Device Exemption ("HDE") in the United States. Upon approval of the HDE, PVT would be able to offer this device to as many as 4,000 patients per year. Broader commercialization in the United States was expected to begin with the submission of an IDE by the end of the second quarter of 2004 followed by the commencement of a pivotal trial in 2005 and possible pre-market approval by the end of 2007. The risks and uncertainties associated with completing development within a reasonable period of time included those related to the design, development and manufacturability of the product, the success of pre-clinical and clinical studies and the timing of European and United States regulatory approvals.

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

  Special Charges (Gains), net

	Years Ended December 31
	2007	2006	2005
	(in millions)
Realignment expenses, net	$13.9	$9.4	$3.9
Pension settlement and adjustment	11.2	—	—
Settlements and litigation (gains) losses, net	—	(20.2)	2.9
Gain on sale of assets, net	(1.8)	(13.7)	(14.1)
PVT milestone	—	10.0	—
Discontinued products	—	6.8	1.4
Restructure 3F agreements	—	2.0	22.8
Litigation reserve	—	1.2	—
Investment impairments	—	—	16.3
Charitable fund contribution	—	—	15.0

Total special charges (gains), net	$23.3	$(4.5)	$48.2

  Realignment Expenses, net

        In December 2007, the Company recorded realignment expenses of $13.9 million primarily related to (1) severance expenses associated with the sale of the Company's LifeStent product line and a global reduction in workforce, primarily in the United States, Europe and Japan (impacting approximately 180 employees), and (2) the termination of the Company's intra-aortic balloon pump distribution agreement in Japan. As of December 31, 2007, remaining payments of approximately $13.0 million are expected to be paid in 2008.

        In December 2006, the Company recorded a $7.3 million charge related primarily to severance expenses associated with a global reduction in workforce of approximately 70 employees, primarily in the United States and Europe. As of December 31, 2007, all payments related to the realignment were substantially complete.

        In January 2006, the Company recorded realignment expenses of $2.1 million primarily related to severance expenses associated with the planned closure of a manufacturing facility in Japan (impacting 92 employees). The realignment expenses are net of a $0.4 million reversal of previously accrued severance costs related to the sale of the Japan perfusion product line to Terumo as discussed in the "Gain on Sale of Assets, net" section. As of December 31, 2007, all payments related to the realignment were substantially complete.

        In December 2005, the Company recorded a charge of $3.9 million related to severance resulting from a resource realignment. The charge was related primarily to the severance costs associated with reducing the Company's workforce by 52 employees, primarily in Puerto Rico, Europe and the United States. As of December 31, 2007, all payments related to the realignment were complete.

  Pension Settlement and Adjustment

        In December 2007, the Puerto Rico pension plan was settled and benefits were distributed to the participants through a combination of lump-sum payments and the purchase of annuities. The Company recorded a charge of $7.1 million in December 2007 related to the settlement.

        In December 2007, the Company applied the provisions of SFAS 87, "Employers' Accounting for Pensions" and SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"), to a defined benefit pension plan in Switzerland, which had previously been accounted for as a defined contribution plan. As a result, the Company recorded a charge of $4.1 million in December 2007. The Company concluded that the impact on the prior years and current year for the increase in the pension obligation was not material to the consolidated financial statements.

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

  Gain on Sale of Assets, net

        In December 2007, the Company recorded a gain of $1.8 million for the sale of real estate development rights in Irvine, California, that had no book value at the time of sale.

        In December 2006, the Company sold its assets associated with the Company's angiogenesis research and development project to Sangamo BioSciences, Inc. ("Sangamo") in exchange for 1.0 million shares of Sangamo common stock. The Company recorded a $6.1 million gain, which represents the fair value of the common stock on the closing date, less the book value of the assets sold.

        In May 2006, the Company sold a non-strategic pharmaceutical product to Bioniche Teoranta for $9.0 million. The sale of the related assets resulted in a $4.5 million gain, consisting of cash proceeds of $9.0 million, offset by $4.5 million related primarily to the net book value of intangible assets and inventory that were sold.

        During the second quarter of 2006, the Company agreed to sell most of its assets related to its remaining international cardiopulmonary perfusion product line. The Company determined that the carrying values of the underlying assets exceeded their fair values. Consequently, in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), in June 2006, the Company recorded an impairment loss of $2.6 million, which represented the excess of the carrying values of the assets over their fair values, and included direct incremental costs to transact the sale of $1.5 million. The sale was completed in December 2006 and no additional gain or loss was recorded.

        In November 2005, the Company sold its vascular graft business to Angiotech Pharmaceuticals, Inc. for $14.0 million in cash. Under the agreement, the Company will continue to market and sell its existing Lifespan products. The sale of the business resulted in a $13.1 million net gain, consisting of cash proceeds of $14.0 million offset by the $0.9 million net book value of inventory and fixed assets that were sold.

        In January 2005, the Company announced that it was realigning its business in Japan as part of the Company's continued efforts to focus on its core cardiovascular businesses. The Company (1) restructured its operations, (2) exited its pacemaker distribution business and (3) sold its perfusion product line in Japan to Terumo Corporation for cash consideration of $14.9 million, of which $9.2 million was received in January 2005 and $5.7 million was received in March 2006 as an earn-out payment. In 2005, the Company recorded a $1.0 million net gain, consisting of a gain on the sale of the Company's Japan perfusion product line of $7.7 million, offset by (1) a $5.7 million charge related to the realignment of its operations, primarily related to severance costs due to headcount reductions, and (2) a $1.0 million charge related to settlement, curtailment and special termination benefits impacting its defined benefit pension plan. In 2006, the Company recorded a gain of $5.7 million related to the receipt of the earn-out payment.

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

  Discontinued Products

        During the fourth quarter of 2006, the Company discontinued the Optiwave 980 Cardiac Laser Ablation System. The Company recorded a $6.8 million charge resulting primarily from the disposal of fixed assets and the write-off intangible assets. In addition, the Company recorded a $2.0 million charge to cost of goods sold related to the disposal of inventory.

        In December 2005, the Company recorded a charge of $1.4 million resulting from the payment of an early termination fee to discontinue certain firm non-cancelable product purchase commitments related to a discontinued product line in Europe.

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

  Charitable Fund Contribution

        In September 2005, the Company made a contribution of $15.0 million to the Edwards Lifesciences Fund, a donor-advised fund intended to provide philanthropic support to cardiovascular disease charitable causes. The contribution was an irrevocable contribution to a third party and was recorded as a charge at time of payment.

  Interest Expense

        The $1.4 million decrease in interest expense for 2007 resulted primarily from a lower average debt balance as compared to the prior year. The $1.8 million decrease in interest expense for 2006 resulted primarily from lower average interest rates, which resulted from the expiration of the Company's fixed interest rate swap contracts in the third quarter of 2005, combined with a greater portion of debt in low interest rate countries.

  Interest Income

        The $0.1 million decrease in interest income for 2007 resulted from slightly lower average interest rates. The $5.2 million increase in interest income for 2006 resulted from higher interest rates and a higher cash and cash equivalent balance.

  Other (Income) Expense, net

        The following is a summary of other (income) expense, net (in millions):

	Years Ended December 31,
	2007	2006	2005
Gain on sale of product line	$(2.3)	$—	$—
Foreign exchange gain, net	(2.0)	(0.3)	(2.1)
Gain on investments in unconsolidated affiliates	(1.3)	—	—
Accounts receivable securitization costs	3.0	2.6	1.7
Investment valuation reserve	0.7	—	—
Other	—	0.4	0.2

	$(1.9)	$2.7	$(0.2)

        In March 2007, the Company sold the United States distribution rights and inventory associated with the TMR laser product line to Novadaq Technologies, Inc. for up-front consideration of $5.4 million, which consisted of $2.4 million in cash and a $3.0 million senior secured promissory note, which was collected in full during the third quarter of 2007. This resulted in a gain of $0.3 million. In connection with the transaction, the Company was entitled to earn-out payments based on Novadaq's TMR sales during 2007. During 2007, the Company earned $2.0 million, recorded in "Other (Income) Expense, net."

        Foreign exchange gains relate to the foreign currency fluctuation on the Company's global trade and intercompany receivable and payable balances. The increase in foreign exchange gains in 2007 was due primarily to the strengthening of various Asia currencies.

        The gain on investments in unconsolidated affiliates in 2007 primarily represents the Company's net share of gains and losses in technology investments accounted for under the equity method.

        The increases in securitization costs in 2007 and 2006 were due to increases in average interest rates and higher average securitized balances.

        The investment valuation reserve of $0.7 million represents the estimated impairment in the value of the Company's short-term investments. See the "Liquidity and Capital Resources" section below for further information.

  Provision for Income Taxes

        The effective income tax rates for 2007, 2006, and 2005 were impacted as follows (in millions):

	Years Ended December 31,
	2007	2006	2005
Income tax expense at U.S. federal statutory rate	$52.4	$60.3	$40.9
Foreign income tax at different rates	(21.4)	(19.8)	(16.4)
Deemed dividends, net of foreign tax credit	3.2	4.2	3.6
Tax credits, federal and state	(2.8)	(2.0)	(2.0)
State and local taxes, net of federal tax benefit	3.1	4.7	0.2
Valuation allowance for loss on investments	(0.6)	(7.0)	(6.2)
Nondeductible PVT milestone payment	—	3.5	—
Taxes on repatriation under the American Jobs Creation Act of 2004	—	—	15.0
Nondeductible stock-based compensation	1.9	2.2	—
Reserve for uncertain tax positions for prior years	1.2	(5.6)	(0.2)
Other	(0.2)	1.3	2.5

Income tax provision	$36.8	$41.8	$37.4

  Valuation Allowance for Loss on Investments

        The Company recorded other-than-temporary impairments and unrealized losses related to certain of its investments in unconsolidated affiliates. The tax benefits that result from reductions in the value of these investments are subject to the Company realizing sufficient capital gains with which to offset these capital losses. Due to the uncertainty of the Company realizing future capital gains, the Company has recorded valuation allowances against these deferred tax assets as they have accumulated. As of December 31, 2007, deferred tax assets and corresponding valuation allowances of approximately $2.1 million had accumulated related to investments.

        During 2007, the Company recognized in the fourth quarter capital gains on the sale of real estate development rights and a capital loss on the sale of investments. As a result, the Company has reversed valuation allowances of $0.6 million due to adequate capital gains to offset capital losses.

        During 2006, the Company recognized capital gains in the second quarter from the sale of a non-strategic business and in the fourth quarter, a gain from the sale of the angiogenesis business and a capital loss on the sale of shares in World Heart Corporation. The capital gains have allowed or will allow the Company to utilize the same amounts of the accumulated losses related to impaired investments. As a result, valuation allowances of $3.7 million and $3.3 million were reversed in the second and fourth quarters of 2006, respectively.

        During 2005, valuation allowances were made in each quarter against investment impairments recognized. The valuation allowance amounts were $0.2 million in the first quarter, $2.0 million in the second quarter, $3.8 million in the third quarter and $1.1 million in the fourth quarter, for a total for the year of $7.1 million. Also, during the fourth quarter of 2005, the Company realized a capital gain related to the sale of its vascular graft business and anticipated a capital gain in January 2006 related to the settlement of the Medtronic litigation (see "Legal Proceedings"). As a result, valuation allowances were reversed, reducing the income tax provision during the fourth quarter of 2005 by $13.3 million.

  Nondeductible PVT Milestone Payment

        During the fourth quarter of 2006, the Company recorded a $10.0 million charge for achieving a contractual transcatheter clinical milestone obligation with PVT. The $10.0 million payment is not deductible for income tax purposes.

  Taxes on Repatriation Under the American Jobs Creation Act of 2004

        The American Jobs Creation Act of 2004 (the "Act") was signed into law in October 2004 and allowed companies to repatriate cash during 2004 and 2005 into the United States at a special, temporary effective tax rate of 5.25%. On September 13, 2005, the Board of Directors approved a plan for reinvestment and repatriation of specific foreign earnings under the Act. The Company repatriated $263.1 million in cash in 2005. The Company accrued $15.0 million for federal, state and foreign taxes attributable to the distribution from its foreign affiliates in 2005.

  Nondeductible Stock-based Compensation

        On January 1, 2006, the Company adopted SFAS 123R and recognized expense in 2006 and 2007 related to stock-based compensation. Some of those costs are not deductible in the United States or in foreign countries.

  Reserve for Uncertain Tax Positions for Prior Years

        During the fourth quarter of 2006, the Company settled several of its ongoing tax examinations in various jurisdictions. As a result, the Company's tax provision benefited from $5.6 million of favorable audit settlements for prior years. The Company strives to resolve open matters with each tax authority at the examination level and could reach agreement with a tax authority at anytime. While the Company has accrued for amounts it believes is the expected outcome, the final outcome with a tax authority may result in a tax liability that is more or less than that reflected in the consolidated financial statements. Furthermore, the Company may later decide to challenge any assessments, if made, and may exercise its right to appeal. The tax reserves are reviewed quarterly and adjusted as events occur that affect potential liabilities for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, negotiations between tax authorities, identification of new issues and issuance of new legislation, regulations or case law. The Company believes that adequate amounts of tax and related interest, if any, have been provided for any adjustments that may result from these examinations of uncertain tax positions.

        During the third quarter of 2007, the Internal Revenue Service initiated an audit of the 2005 and 2006 tax years. This audit is expected to close in late 2008. No significant unexpected adjustments have been proposed to date.

Liquidity and Capital Resources

        The Company's sources of cash liquidity include cash on hand and cash equivalents, amounts available under credit facilities, accounts receivable securitization facilities and cash from operations. The Company believes that these sources are sufficient to fund the current requirements of working capital, capital expenditures, maturing debt obligations and other financial commitments. The Company further believes that it has the financial flexibility to attract long-term capital to fund short-term and long-term growth objectives. However, no assurances can be given that such long-term capital will be available to the Company on favorable terms, or at all.

        The Company has a Five-Year Unsecured Revolving Credit Agreement ("the Credit Agreement"), which matures on September 29, 2011. The Credit Agreement provides up to an aggregate of $500.0 million in one- to six-month borrowings in multiple currencies. Borrowings currently bear interest at the London interbank offering rate ("LIBOR") plus 0.40%, which includes a facility fee subject to adjustment for leverage ratio changes, as defined in the Credit Agreement. The Company pays a facility fee regardless of available or outstanding borrowings, currently at an annual rate of 0.075%. All amounts outstanding under the Credit Agreement have been classified as long-term obligations, as these borrowings will continue to be refinanced pursuant to the Credit Agreement. As of December 31, 2007, borrowings of $61.7 million were outstanding under the Credit Agreement. The Credit Agreement contains various financial and other covenants, all of which the Company was in compliance with at December 31, 2007.

        In addition to the Credit Agreement, as of December 31, 2007, the Company had outstanding $150.0 million of convertible senior debentures, issued at par, bearing an interest rate of 3.875% per annum due May 15, 2033 (the "Notes"). Interest is payable semi-annually in May and November. Issuance costs of approximately $4.4 million are being amortized to interest expense over 5 years. The Notes are convertible into 18.29 shares of the Company's common stock for each $1,000 principal amount of Notes (conversion price of $54.66 per share), subject to adjustment. Holders of the Notes have the right to require the Company to purchase all or a portion of their Notes at a price equal to 100% of the principal amount of the Notes, plus any accrued and unpaid interest, on May 15, 2008, 2013, and 2018. The Company must pay cash for all Notes so purchased on May 15, 2008. For any Notes purchased by the Company on May 15, 2013 or 2018, the Company may, at its option, choose to pay the purchase price in cash, in shares of the Company's common stock, or any combination thereof. The Notes have been classified as a current liability on the Consolidated Balance Sheet as of December 31, 2007 given their potential redemption for cash by the holders on May 15, 2008.

        The Company has two securitization programs whereby certain subsidiaries in the United States and Japan sell, without recourse, on a continuous basis, an undivided interest in certain eligible pools of accounts receivable. The significant benefits of the securitizations are lower cost of funds and differentiated sources of liquidity. The Company has been able to effectively lower its overall cost of funds as a result of the interest rate spreads it pays on these advances as opposed to borrowings under the current LIBOR-based credit facility. Additionally, the Company believes that in diversifying its funding sources, the Company's funding availability in the capital markets is strengthened. As of December 31, 2007, the Company had sold a total of $96.7 million of trade accounts receivable and received funding of $87.6 million. The securitization program in the United States will expire on September 16, 2008 and the securitization program in Japan will expire on December 3, 2008.

        In December 2007, the Company completed its acquisition of certain assets of the CardioVations Division of Ethicon, Inc., including products and technology used in minimally invasive heart valve surgery. The total purchase price was $28.1 million, which consisted of $26.9 million in cash, $0.2 million in assumed liabilities, and $1.0 million in transaction costs.

        In December 2007, the Company received notification that the Bank of America Columbia Strategic Cash fund, a private placement money market mutual fund in which the Company had invested $50.1 million as of December 31, 2007, was being closed to new subscriptions or redemptions, resulting in the Company's inability to immediately redeem its investments for cash. The fair value of the Company's investment in this fund as of December 31, 2007 was estimated to be $49.4 million based on the net asset value of the fund, and has been classified as "Short-Term Investments" on the Company's Consolidated Balance Sheet. As of December 31, 2007, the Company recognized a loss of $0.7 million, included in "Other (Income) Expense, net," related to the estimated realizable value of this fund. The Company expects to receive cash redemptions for its remaining investment during 2008.

        In January 2008, the Company completed the sale of certain assets related to the Edwards LifeStent peripheral vascular product line. This divestiture is part of the Company's ongoing strategy to focus resources on its core heart valve and critical care businesses. Under the terms of the sale agreement, the Company received an initial cash payment of $74.0 million at closing, and will receive up to an additional $65.0 million in cash upon the achievement of certain milestones, including the receipt of United States regulatory approval of the Company's LifeStent products for a superficial femoral artery indication and the transfer of LifeStent device manufacturing. The Company has agreed to provide transition services until the earlier of mid-2010 or the transfer of manufacturing to the buyer.

        In May 2006, the Board of Directors approved a stock repurchase program authorizing the Company to purchase on the open market and in privately negotiated transactions up to 4.0 million shares of the Company's common stock through December 31, 2008. In September 2007, the Board of Directors approved a stock repurchase program authorizing the Company to purchase on the open market and in privately negotiated transactions up to an additional $250.0 million of the Company's common stock. Stock repurchased under these programs will be used primarily to offset obligations under the Company's employee stock option programs. During 2007, the Company repurchased 2.7 million shares at an aggregate cost of $130.9 million and has remaining authority under the September 2007 program to purchase $250.0 million of the Company's common stock.

        On January 23, 2006, the Company settled certain patent litigation against Medtronic. As a result, in January 2006, the Company recorded a gain of $20.2 million, which consisted of the $37.5 million cash offset by the settlement paid to Endogad, capitalized patent enforcement costs of $2.9 million and current legal fees. See "Item 3" for additional information.

        In 2006, the Company notified its employees of its intent to terminate its defined benefit pension plan in Puerto Rico (the "Plan") and in December 2007 the Plan was settled and benefits were distributed to the participants through a combination of lump-sum payments and the purchase of annuities. The final distribution was $30.9 million, which included an $8.2 million payment to the Plan to ensure that the value of the Plan's assets was sufficient to cover all benefit liabilities. The Company recorded a pre-tax settlement charge of $7.1 million in December 2007 related to the settlement.

        Net cash flows provided by operating activities of $210.2 million for 2007 decreased $20.6 million from 2006 primarily due to $23.8 million received in 2006 for the patent litigation settlement with Medtronic and higher tax payments in 2007, partially offset by net cash inflows resulting from an increase in accounts payable and accrued liabilities in 2007.

        Net cash flows provided by operating activities of $230.8 million for 2006 increased $94.0 million from 2005 primarily due to (1) higher earnings, adjusted for non-operating and non-cash items, (2) $23.8 million received in 2006 from the patent litigation settlement with Medtronic, (3) a cash payment of $23.0 million made in 2005 related to the restructuring of development and supply agreements and (4) a charitable contribution payment of $15.0 million made in 2005. Operating cash flow was negatively impacted versus 2005 by net cash used to fund working capital requirements, which consisted primarily of net cash outflows for accrued liabilities and taxes payable, partially offset by net cash inflows from accounts receivables due to lower days sales outstanding.

        Net cash used by investing activities of $144.5 million in 2007 consisted primarily of (1) capital expenditures of $57.0 million, (2) a $55.0 million reclassification from cash to short-term investments associated with the closing of the Bank of America Columbia Strategic Cash fund, as explained above, (3) a $27.2 million payment associated with the acquisition of certain assets of CardioVations and (4) a $9.8 million milestone payment associated with the PVT acquisition in 2004.

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

        Net cash used in financing activities of $108.1 million in 2007 consisted primarily of purchases of treasury stock of $130.9 million and net payments on long-term debt of $27.9 million, partially offset by the proceeds from stock plans of $38.7 million.

        Net cash used in financing activities of $193.6 million in 2006 consisted primarily of purchases of treasury stock of $145.9 million and net payments on long-term debt of $85.9 million, partially offset by the proceeds from stock plans of $33.5 million.

        A summary of all of the Company's contractual obligations and commercial commitments as of December 31, 2007 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$211.7	$150.0	$—	$61.7	$—
Interest on long-term debt	5.0	3.1	1.4	0.5	—
Operating leases	46.5	13.7	18.3	9.2	5.3
Pension obligation(a)	3.3	3.3	—	—	—
Contractual development and capital commitment obligations(b)(c)	10.7	4.0	4.2	2.0	0.5

Total contractual cash obligations(d)	$277.2	$174.1	$23.9	$73.4	$5.8

(a)
The amount included in "Less Than 1 Year" reflects anticipated contributions to the Company's various pension plans. Anticipated contributions beyond one year are not determinable. The total accrued benefit liability for the Company's pension plans recognized as of December 31, 2007 was $16.5 million. This amount is impacted by, among other items, pension expense funding levels, changes in plan demographics and assumptions, and investment return on plan assets. Because the accrued liability does not represent expected liquidity needs, we did not include this amount in the contractual obligations table. See Note 12 of the Notes to Consolidated Financial Statements for further information.

(b)
Contractual development obligations consist primarily of cash that the Company is obligated to pay upon achievement of product development and other milestones.

(c)
Capital commitment obligations consist primarily of cash that the Company is obligated to pay to its limited partnership and limited liability corporation investees. These investees make equity investments in various development stage biopharmaceutical and medical device companies, and it is not certain if and/or when these payments will be made.

(d)
As of December 31, 2007, the liability for uncertain tax positions including interest was $39.1 million. Due to the high degree of uncertainty regarding the timing of potential cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

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

        These matters that are subject to judgments and estimation are inherently uncertain, and different amounts could be reported using different assumptions and estimates. Management uses its best estimates and judgments in determining the appropriate amount to reflect in the consolidated financial statements, using historical experience and all available information. The Company also uses outside experts where appropriate. The Company applies estimation methodologies consistently from year to year.

        The Company believes the following are the critical accounting policies which could have the most significant effect on the Company's reported results and require subjective or complex judgments by management.

  Revenue Recognition

        The Company recognizes revenue when it is realized or realizable and earned. Revenue is considered realized or realizable and earned upon delivery of the product, provided that an agreement of sale exists, the sales price is fixed or determinable, and collection is reasonably assured. In the case of certain products where the Company maintains consigned inventory at customer locations, revenue is recognized at the time the Company is notified that the customer has used the inventory.

        The Company's sales terms are standard terms within the medical device industry, with title and risk of loss transferring upon delivery to the customer, limited right of return, and no unusual provisions or conditions. When the Company recognizes revenue from the sale of its products, an estimate of various sales returns and allowances is recorded which reduces product sales and accounts receivable. These adjustments include estimates for rebates, returns, and other sales allowances. These provisions are estimated and recorded at the time of sale based upon historical payment experience, historical relationship to revenues, estimated customer inventory levels and current contract sales terms with direct and indirect customers. If the historical data and inventory estimates used to calculate these provisions do not approximate future activity, the Company's financial position, results of operations and cash flows could be impacted. The Company's estimates are subject to inherent limitations of estimates that are based on third-party data, as certain third-party information was itself in the form of estimates, and reflect other limitations.

        The Company's primary sales adjustment relates to distributor rebates which are given to the Company's United States distributors and represents the difference between the Company's sales price to the distributor (at the Company's distributor "list price") and the negotiated price to be paid by the end-customer. This distributor rebate is recorded by the Company as a reduction to sales and a reduction to the distributor's accounts receivable at the time of sale to a distributor. The Company validates the distributor rebate accrual quarterly through a review of the inventory reports obtained from our largest distributors. This customer inventory information is used to verify the estimated liability for future distributor rebate claims based on historical rebates and contract rates. The Company continually monitors current pricing trends and distributor inventory levels to ensure the liability for future distributor rebates is fairly stated.

        The Company also offers volume rebates to certain group purchasing organizations ("GPO") and customers based upon target sales levels. These volume rebates are recorded as a reduction to sales and an obligation to the GPO. The provision for volume rebates is estimated based on our customers' contracted rebate programs and our historical experience of rebates paid. The Company continually monitors its customer rebate programs to ensure that the liability for accrued rebates is fairly stated. Product returns are minimal because returns are not allowed unless the product is damaged at time of receipt. An allowance for return of damaged products is established based on historical experience and recorded as a reduction of sales.

  Allowance for Doubtful Accounts

        The Company records allowances for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions. Additional allowances for doubtful accounts may be required if there is deterioration in past due balances, if economic conditions are less favorable than the Company has anticipated or for customer-specific circumstances, such as financial difficulty. The allowance for doubtful accounts was $7.5 million and $6.5 million at December 31, 2007 and 2006, respectively.

  Excess and Obsolete Inventory

        The Company records allowances for excess and obsolete inventory based on historical and estimated future demand and market conditions. Additional inventory allowances may be required if future demand or market conditions are less favorable than the Company has estimated. Inventory reserves result from inventory which is obsolete, nearing its expiration date (generally triggered at six months prior to expiration), or damaged or slow moving (defined as quantities in excess of a two year supply). The allowance for excess and obsolete inventory was $14.9 million and $13.2 million at December 31, 2007 and 2006, respectively.

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

  Investments in Unconsolidated Affiliates

        Investments in unconsolidated affiliates are long-term, strategic equity investments in companies that are in various stages of development. Certain of these investments are designated as available-for-sale in accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These investments are carried at fair market value, with unrealized gains and losses reported in stockholders' equity as "Accumulated Other Comprehensive Income (Loss)." Gains or losses on investments sold are based on the specific identification method. Other investments in unconsolidated affiliates are accounted for under the cost or the equity method of accounting, as appropriate. The Company accounts for investments in limited partnerships or limited liability corporations, whereby the Company owns a minimum of 5% of the investee's outstanding voting stock, under the equity method of accounting. These investments are recorded at the amount of the Company's investment and adjusted each period for the Company's share of the investee's income or loss and dividends paid. As investments accounted for under the cost method do not have readily determinable fair value, the Company only estimates fair value if there are identified events or changes in circumstances that could have a significant adverse effect on the investment's fair value.

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

  Income Taxes

        Income taxes are determined under guidelines prescribed by SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The Company evaluates quarterly the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the Company's forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the Company's effective tax rate on future earnings.

        The Company is subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating the Company's uncertain tax positions and determining its provision for income taxes. As required by the Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"), the Company recognizes the financial statement benefit of a tax position only after determining that a position would more likely than not be sustained based on technical merit if challenged by the relevant taxing authority and taken by management to the court of last resort. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon settlement with the relevant tax authority. The Company recognizes interest and penalties related to income tax matters in income tax expense.

  Stock-based Compensation

        On January 1, 2006, the Company adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all stock-based awards based on estimated fair values. Stock-based awards consist of stock options, restricted stock units and employee stock purchase subscriptions. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period (vesting period). The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation expense for grants that were outstanding, as of the effective date, are being recognized over the remaining service period using the compensation expense, adjusted for estimated forfeitures, determined in the pro forma disclosures under SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Upon exercise of stock options or vesting of restricted stock units, the Company issues common stock. The Company elected the modified-prospective method of transition, under which prior periods are not revised for comparative purposes.

Recently Adopted Accounting Standards

        In July 2006, the FASB issued FIN 48, which is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainties in income taxes recognized in accordance with SFAS 109 by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 requires that any liability created for unrecognized tax benefits be disclosed. The application of FIN 48 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. On January 1, 2007, the Company adopted the provisions of FIN 48. Differences between the amounts reported as a result of adoption have been accounted for as a cumulative effect adjustment recorded to the January 1, 2007 "Retained Earnings" balance.

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

        A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in millions):

Unrecognized tax benefits, January 1, 2007	$24.6
Increase prior period tax positions	12.1
Decrease prior period tax positions	(7.9)
Current year tax positions	8.6
Settlements	(0.9)
Lapse of statute of limitations	(0.1)

Unrecognized tax benefits, December 31, 2007	$36.4

        As of December 31, 2007, the liability for income taxes associated with uncertain tax positions was $36.4 million. This liability can be reduced by $8.0 million of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments. The net amount of $28.4 million, if recognized, would favorably affect the Company's effective tax rate.

        The Company recognizes interest and penalties, if any, related to uncertain tax positions in the provision for income taxes. Upon adoption of FIN 48, the Company had accrued $1.1 million (net of $0.2 million tax benefit) of interest related to uncertain tax positions and as of December 31, 2007, the Company had accrued $3.1 million (net of $1.1 million tax benefit) of interest related to uncertain tax positions.

        The Company strives to resolve open matters with each tax authority at the examination level and could reach agreement with a tax authority at any time. While the Company has accrued for amounts it believes are the probable outcomes, the final outcome with a tax authority may result in a tax liability that is more or less than that reflected in the consolidated financial statements. Furthermore, the Company may later decide to challenge any assessments, if made, and may exercise its right to appeal. The unrecognized tax positions are reviewed quarterly and adjusted as events occur that affect potential liabilities for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, negotiations between tax authorities, identification of new issues and issuance of new legislation, regulations or case law. Management believes that adequate amounts of tax and related interest have been provided for any adjustments that may result from these uncertain tax positions.

        During the third quarter of 2007, the Internal Revenue Service ("IRS") initiated an audit of the 2005 and 2006 tax years. This audit is expected to close in late 2008. No significant unexpected adjustments have been proposed to date.

        As a result of the IRS and other audits, the total liability for unrecognized tax benefits may change within the next twelve months due to either settlement of audits or expiration of statutes of limitations. Quantification of those potential changes cannot be estimated at this time. At December 31, 2007, the Company has concluded all United States federal income tax matters for years through 2004. All material state, local and foreign income tax matters have been concluded for years through 2002.

New Accounting Standards Not Yet Adopted

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Certain provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial statements.

        In September 2006, the FASB issued SFAS 158 which amends SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits," and other related literature. SFAS 158 results from the initial phase of a comprehensive project to improve an employer's accounting for defined benefit pension and other postretirement plans. SFAS 158 requires employers to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability on its balance sheet and to recognize changes in that funded status in comprehensive income. In addition, SFAS 158 requires employers to measure the funded status of a plan as of the date of its year-end balance sheet. SFAS 158 does not change the accounting for a multi-employer plan.

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

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 allows reporting entities to choose to measure many financial instruments at fair value and incorporates an amendment to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which is applicable to all entities with trading securities or securities that are considered to be available for sale. The provisions within SFAS 159 are effective for fiscal years beginning after November 15, 2007, with early adoption permitted as long as the provisions of SFAS 157 are also early adopted. The Company does not expect the adoption of SFAS 159 to have a material impact on its consolidated financial statements.

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

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Among other requirements, SFAS 141R expands the definition of a business combination, requires acquisitions to be accounted for at fair value, and requires transaction costs and restructuring charges to be expensed. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. SFAS 141R will only impact the Company if it is involved in a business combination.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a material impact on its consolidated financial statements.

        In December 2007, the FASB ratified the consensus reached by the EITF in EITF Issue No. 07-1, "Accounting for Collaborative Arrangements" ("EITF 07-1"). EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all prior periods presented is required for all collaborative arrangements existing as of the effective date. The Company does not expect the adoption of EITF 07-1 to have a material impact on its consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        The Company's business and financial results are affected by fluctuations in world financial markets, including currency exchange rates and interest rates. The Company's hedging policy attempts to manage these risks to an acceptable level based on management's judgment of the appropriate trade-off between risk, opportunity and costs.

        Edwards Lifesciences maintains an overall risk management strategy that utilizes a variety of interest rate and currency derivative financial instruments to mitigate its exposure to fluctuations in interest rates and currency exchange rates. The derivative instruments used include interest rate swaps, option-based products and forward currency contracts. The Company does not use any of these instruments for trading or speculative purposes. The total notional amounts of the Company's derivative financial instruments at December 31, 2007 and 2006 were $336.2 million and $295.2 million, respectively. The notional amounts of interest rate swap agreements, option-based products, and forward currency contracts do not represent amounts exchanged by the parties and are not a measure of the Company's exposure through its use of derivatives.

Interest Rate Risk

        The Company utilizes interest rate swap agreements in managing its exposure to interest rate fluctuations. Interest rate swap agreements are executed as an integral part of specific debt transactions or on a portfolio basis. There were no interest rate swaps in effect as of December 31, 2007.

        As part of its overall risk-management program, the Company performs sensitivity analyses to assess potential gains and losses in earnings and changes in fair values to hypothetical movements in interest rates. A 39 basis-point increase in interest rates (approximately 10% of the Company's weighted-average interest rate) affecting the Company's financial instruments, including debt obligations and related derivatives and investments, would have an immaterial effect on the Company's annual interest expense.

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

        As part of its risk-management process, the Company uses a value-at-risk ("VAR") methodology in connection with other management tools to assess and manage its foreign currency financial instruments and measure any potential loss in earnings as a result of adverse movements in currency exchange rates. The Company utilizes a Monte Carlo simulation, with a 95 percent confidence level and a 14-day holding period, to estimate this potential loss. The Company's calculated VAR at December 31, 2007 and 2006 with a maturity of up to one year, was $5.1 million and $2.3 million, respectively. This amount excludes the potential effects of any changes in the value of the underlying transactions or balances. The Company's calculated VAR exposure represents an estimate of reasonably possible net losses that would be recognized on its portfolio of financial instruments assuming hypothetical movements in future market rates and is not necessarily indicative of actual results which may occur. It does not represent the maximum possible loss or any expected loss that may occur. Actual future gains or losses may differ from (and could be significantly greater than) these estimates based upon actual fluctuations in market rates, operating exposures and the timing thereof, and changes in the Company's portfolio of derivatives during the measured periods. In addition, the assumption within the VAR model is that changes in currency exchange rates are adverse, which may not be the case. Any loss incurred on the financial instruments is expected to be offset by the effects of currency movements on the hedging of all exposures; there may be currency exchange-rate gains or losses in the future.

Credit Risk

        Derivative financial instruments used by the Company involve, to varying degrees, elements of credit risk in the event a counter-party should default, and market risk as the instruments are subject to rate and price fluctuations. Credit risk is managed through the use of credit standard guidelines, counter-party diversification, monitoring of counter-party financial condition and master-netting agreements in place with all derivative counter-parties. Credit exposure of derivative financial instruments is represented by the fair value effects of contracts with a positive fair value at December 31, 2007 reduced by the effects of master-netting agreements. Additionally, at December 31, 2007, all derivative financial instruments were with commercial banks and investment banking firms assigned investment grade ratings of "AA" or better by national rating agencies. The Company does not anticipate non-performance by its counter-parties and has no reserves related to non-performance as of December 31, 2007. The Company has not experienced any counterparty default since its inception in April 2000.

Concentrations of Credit Risk

        In the normal course of business, Edwards Lifesciences provides credit to customers in the healthcare industry, performs credit evaluations of these customers and maintains allowances for potential credit losses which have historically been adequate compared to actual losses. In 2007, the Company had no customers that represent greater than 10% of its total net sales or accounts receivable, net.

Investment Risk

        Edwards Lifesciences is exposed to investment risks related to changes in the fair values of its investments. The Company invests in equity instruments of public and private companies. These investments are classified in "Investments in Unconsolidated Affiliates" on the consolidated balance sheets.

        As of December 31, 2007, Edwards Lifesciences had approximately $34.3 million of investments in equity instruments of other companies and had recorded unrealized gains of $7.5 million on these investments in "Accumulated Other Comprehensive Income (Loss)," net of tax. Should these companies experience a decline in financial condition or fail to meet certain development milestones, the decline in the investments' values may be considered other than temporary and impairment charges may be necessary.

        The Company has recorded in "Short-term Investments" cash held in the Bank of America Columbia Strategic Cash fund, a private placement money market mutual fund, which was closed to new subscriptions or redemptions in December 2007, resulting in the Company's inability to immediately redeem its investments for cash. The fair value of the Company's investment in this fund as of December 31, 2007 was estimated to be $49.4 million based on the net asset value of the fund. As of December 31, 2007, the Company recognized a loss of $0.7 million, included in "Other (Income) Expense, net," related to the estimated realizable value of this fund. The Company expects to receive cash redemptions for its remaining investment during 2008.

Item 8.    Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Report of Independent Registered Public Accounting Firm	56
Financial Statements:
Consolidated Balance Sheets at December 31, 2007 and 2006	58
For the Years Ended December 31, 2007, 2006 and 2005:
Consolidated Statements of Operations	59
Consolidated Statements of Cash Flows	60
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)	61
Notes to Consolidated Financial Statements	63
Other schedules are not applicable and have not been submitted

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Edwards Lifesciences Corporation:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows present fairly, in all material respects, the financial position of Edwards Lifesciences Corporation and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, appearing in Item 9A under "Management's Report on Internal Control". Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation and uncertain tax provisions in 2006 and 2007, respectively.

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

/s/  PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Orange County, California
February 28, 2008

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except par value)

	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$141.8	$182.8
Short-term investments (Note 2)	49.4	—
Accounts receivable, net	115.8	111.5
Other receivables	29.5	15.6
Inventories, net	152.6	142.1
Deferred income taxes	30.2	21.8
Prepaid expenses	25.4	25.7
Other current assets	37.0	32.1

Total current assets	581.7	531.6
Property, plant and equipment, net	228.2	213.0
Goodwill	350.3	337.7
Other intangible assets, net	122.5	116.1
Investments in unconsolidated affiliates	34.3	20.2
Deferred income taxes	13.8	14.5
Other assets	14.3	13.7

Total assets	$1,345.1	$1,246.8

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$63.9	$48.9
Accrued liabilities	161.5	140.3
Taxes payable	—	37.0
Convertible debt (Note 10)	150.0	—

Total current liabilities	375.4	226.2

Long-term debt	61.7	235.9

Other long-term liabilities	73.0	35.3

Commitments and contingencies (Notes 10 and 17)
Stockholders' equity
Preferred stock, $.01 par value, authorized 50.0 shares, no shares outstanding	—	—
Common stock, $1.00 par value, 350.0 shares authorized, 68.6 and 67.0 shares issued, and 56.6 and 57.7 shares outstanding at December 31, 2007 and 2006, respectively	68.6	67.0
Additional paid-in capital	680.6	603.7
Retained earnings	548.6	433.9
Accumulated other comprehensive income (loss)	7.5	(15.8)
Treasury stock, at cost, 12.0 and 9.3 shares at December 31, 2007 and 2006, respectively	(470.3)	(339.4)

Total stockholders' equity	835.0	749.4

Total liabilities and stockholders' equity	$1,345.1	$1,246.8

The accompanying notes are an integral part of these consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share information)

	Years Ended December 31,
	2007	2006	2005
Net sales	$1,091.1	$1,037.0	$997.9
Cost of goods sold	378.2	373.6	374.6

Gross profit	712.9	663.4	623.3
Selling, general and administrative expenses	418.0	376.0	348.7
Research and development expenses	122.3	114.2	99.0
Purchased in-process research and development expenses	—	—	1.2
Special charges (gains), net (Note 4)	23.3	(4.5)	48.2
Interest expense	9.1	10.5	12.3
Interest income	(7.7)	(7.8)	(2.6)
Other (income) expense, net (Note 15)	(1.9)	2.7	(0.2)

Income before provision for income taxes	149.8	172.3	116.7
Provision for income taxes	36.8	41.8	37.4

Net income	$113.0	$130.5	$79.3

Share information (Note 2):
Earnings per share:
Basic	$1.97	$2.23	$1.33
Diluted	$1.87	$2.10	$1.27
Weighted-average number of common shares outstanding:
Basic	57.3	58.5	59.6
Diluted	62.7	63.9	62.3

The accompanying notes are an integral part of these consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities
Net income	$113.0	$130.5	$79.3
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	54.8	56.8	56.2
Stock-based compensation (Notes 2 and 13)	27.7	26.6	3.3
Deferred income taxes	(5.6)	7.1	(13.8)
Purchased in-process research and development	—	—	1.2
Special charges (gains), net	14.9	19.3	(0.8)
Other	1.3	5.4	15.0
Changes in operating assets and liabilities:
Accounts and other receivables	(6.6)	2.5	(12.6)
Accounts receivable securitization	11.9	0.9	(2.6)
Inventories	(9.0)	(12.8)	(12.9)
Accounts payable and accrued liabilities	14.0	(3.9)	25.1
Prepaid expenses and other current assets	(7.5)	(1.2)	0.3
Other	1.3	(0.4)	(0.9)

Net cash provided by operating activities	210.2	230.8	136.8

Cash flows from investing activities
Capital expenditures	(57.0)	(57.4)	(48.5)
Investments in intangible assets	(5.5)	(2.0)	(2.5)
Investments in unconsolidated affiliates	(2.3)	(1.8)	(1.5)
Transfer to short-term investments (Note 2)	(55.0)	—	—
Proceeds from short-term investments (Note 2)	5.6	—	—
Proceeds from sale of assets (Note 4)	7.2	22.2	24.6
Acquisitions and milestone payment (Notes 4 and 7)	(37.0)	—	—
Other	(0.5)	3.3	0.7

Net cash used in investing activities	(144.5)	(35.7)	(27.2)

Cash flows from financing activities
Proceeds from issuance of long-term debt	57.3	54.8	337.3
Payments on long-term debt	(85.2)	(140.7)	(278.2)
Purchases of treasury stock	(130.9)	(145.9)	(53.5)
Proceeds from stock plans	38.7	33.5	26.2
Excess tax benefit from stock plans (Notes 2 and 13)	8.6	5.2	—
Other	3.4	(0.5)	(2.8)

Net cash (used in) provided by financing activities	(108.1)	(193.6)	29.0

Effect of currency exchange rate changes on cash and cash equivalents	1.4	2.7	(8.9)

Net (decrease) increase in cash and cash equivalents	(41.0)	4.2	129.7
Cash and cash equivalents at beginning of year	182.8	178.6	48.9

Cash and cash equivalents at end of year	$141.8	$182.8	$178.6

Supplemental disclosures:
Cash paid during the year for:
Interest	$9.0	$10.5	$12.3
Income taxes	$31.0	$14.3	$37.2
Non-cash transactions:
Investment received in exchange for assets (Notes 4 and 9)	$—	$6.4	$—

The accompanying notes are an integral part of these consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
COMPREHENSIVE INCOME (LOSS)

(in millions)

	Common Stock		Treasury Stock				Accumulated Other Comprehensive Income (Loss)
					Additional Paid-In Capital	Retained Earnings			Comprehensive Income (Loss)
	Shares	Par Value	Shares	Amount				Total
BALANCE AT DECEMBER 31, 2004	64.2	$64.2	4.8	$(140.0)	$500.6	$224.1	$(20.8)	$628.1
Comprehensive income
Net income						79.3		79.3	$79.3
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments							(21.0)	(21.0)	(21.0)
Unrealized gains on cash flow hedges							15.3	15.3	15.3
Unrealized loss on available-for-sale investments							(6.9)	(6.9)	(6.9)
Reclassification adjustment for other-than-temporary impairments							10.9	10.9	10.9
Minimum pension liability adjustment							0.3	0.3	0.3
Common stock issued under equity plans	1.4	1.4			24.8			26.2
Tax benefit related to equity plans					7.9			7.9
Stock-based compensation expense					3.4			3.4
Purchase of treasury stock			1.2	(53.5)				(53.5)

BALANCE AT DECEMBER 31, 2005	65.6	65.6	6.0	(193.5)	536.7	303.4	(22.2)	690.0	$77.9

Comprehensive income
Net income						130.5		130.5	$130.5
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments							11.8	11.8	11.8
Unrealized loss on cash flow hedges							(5.2)	(5.2)	(5.2)
Unrealized gain on available-for-sale investments							2.0	2.0	2.0
Minimum pension liability adjustment							2.1	2.1	2.1
Impact of SFAS 158, net of tax							(4.3)	(4.3)
Common stock issued under equity plans	1.4	1.4			32.1			33.5
Tax benefit related to equity plans					8.3			8.3
Stock-based compensation expense					26.6			26.6
Purchase of treasury stock			3.3	(145.9)				(145.9)

BALANCE AT DECEMBER 31, 2006	67.0	67.0	9.3	(339.4)	603.7	433.9	(15.8)	749.4	$141.2

The accompanying notes are an integral part of these consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
COMPREHENSIVE INCOME (LOSS) (Continued)

(in millions)

	Common Stock		Treasury Stock				Accumulated Other Comprehensive Income (Loss)
					Additional Paid-In Capital	Retained Earnings			Comprehensive Income (Loss)
	Shares	Par Value	Shares	Amount				Total
BALANCE AT DECEMBER 31, 2006	67.0	67.0	9.3	(339.4)	603.7	433.9	(15.8)	749.4
Comprehensive income
Net income						113.0		113.0	$113.0
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments							19.1	19.1	19.1
Unrealized loss on cash flow hedges							(6.2)	(6.2)	(6.2)
Unrealized gain on available-for-sale investments							6.1	6.1	6.1
Defined benefit pension plans:
Net prior service cost (Note 14)							2.5	2.5	2.5
Net gain							1.8	1.8	1.8
Cumulative effect of the adoption of FIN 48						1.7		1.7
Common stock issued under equity plans	1.6	1.6			37.1			38.7
Tax benefit related to equity plans					12.1			12.1
Stock-based compensation expense					27.7			27.7
Purchase of treasury stock			2.7	(130.9)				(130.9)

BALANCE AT DECEMBER 31, 2007	68.6	$68.6	12.0	$(470.3)	$680.6	$548.6	$7.5	$835.0	$136.3

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

        The products and technologies provided by Edwards Lifesciences to treat cardiovascular disease are categorized into five main areas: Heart Valve Therapy, Critical Care, Cardiac Surgery Systems, Vascular, and Other Distributed Products. The Company's Heart Valve Therapy products include tissue heart valves and heart valve repair products. The Critical Care products include hemodynamic monitoring equipment used to measure a patient's cardiovascular function, disposable pressure transducers, and central venous access products for fluid and drug delivery. The Company's Cardiac Surgery Systems products include a diverse line of products for use during cardiac surgery including cannula, the Embol-X intra-aortic filtration system, certain other disposable products used during cardiopulmonary bypass procedures and transmyocardial revascularization (TMR) products (the TMR product line was sold in March 2007). The Vascular products include a line of balloon catheter-based products, surgical clips and inserts, artificial implantable grafts and stents ("LifeStent" products) used in the treatment of peripheral vascular disease (the LifeStent product line was sold in early 2008). Lastly, the Company's Other Distributed Products consist primarily of intra-aortic balloon pumps sold through the end of 2007, at which time the Company terminated its distribution rights for the sale of intra-aortic balloon pumps.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of Edwards Lifesciences and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The principles of Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities," Statements of Financial Accounting Standards ("SFAS") No. 94, "Consolidation of All Majority-Owned Subsidiaries (an Amendment of ARB No. 51, with Related Amendments of APB Opinion No. 18 and ARB No. 43, Chapter 12)," and Accounting Research Bulletin No. 51, "Consolidated Financial Statements, " are considered when determining whether an entity is subject to consolidation. Certain reclassifications of previously reported amounts have been made to conform to classifications used in the current year.

Use of Estimates

        The consolidated financial statements of Edwards Lifesciences have been prepared in accordance with Generally Accepted Accounting Principles in the United States ("GAAP") which have been applied consistently in all material respects. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Estimates are used in accounting for, among other items, sales returns and reserves, rebate reserves, allowances for doubtful accounts, reserves for excess

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

and obsolete inventory, investments in unconsolidated affiliates, the valuation of goodwill and other intangible assets, the allocation of purchase price for acquisitions, workers compensation liabilities, employee benefit related liabilities, income taxes, asset impairments, forecasted transactions to be hedged, litigation reserves and contingencies.

Foreign Currency Translation

        The Company follows the principles of SFAS No. 52, "Foreign Currency Translation." Accordingly, when the local currency of its foreign entities is the functional currency, all assets and liabilities are translated into United States dollars at the rate of exchange in effect at the balance sheet date. Income and expense items are translated at the weighted-average exchange rate prevailing during the period. The effects of foreign currency translation adjustments for these entities are deferred and reported in stockholders' equity as "Accumulated Other Comprehensive Income (Loss)." The effects of foreign currency transactions denominated in a currency other than an entity's functional currency are included in "Other (Income) Expense, net."

Revenue Recognition

        The Company recognizes revenue when it is realized or realizable and earned. Revenue is considered realized or realizable and earned upon delivery of the product, provided that an agreement of sale exists, the sales price is fixed or determinable, and collection is reasonably assured. In the case of certain products where the Company maintains consigned inventory at customer locations, revenue is recognized at the time the Company is notified that the customer has used the inventory.

        The Company's sales terms are standard terms within the medical device industry, with title and risk of loss transferring upon delivery to the customer, limited right of return, and no unusual provisions or conditions. When the Company recognizes revenue from the sale of its products, an estimate of various sales returns and allowances is recorded which reduces product sales and accounts receivable. These adjustments include estimates for rebates, returns, and other sales allowances. These provisions are estimated and recorded at the time of sale based upon historical payment experience, historical relationship to revenues, estimated customer inventory levels and current contract sales terms with direct and indirect customers. If the historical data and inventory estimates used to calculate these provisions do not approximate future activity, the Company's financial position, results of operations and cash flows could be impacted. The Company's estimates are subject to inherent limitations of estimates that are based on third-party data, as certain third-party information was itself in the form of estimates, and reflect other limitations.

        The Company's primary sales adjustment relates to distributor rebates which are given to the Company's United States distributors and represents the difference between the Company's sales price to the distributor (at the Company's distributor "list price") and the negotiated price to be paid by the end-customer. This distributor rebate is recorded by the Company as a reduction to sales and a reduction to

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the distributor's accounts receivable at the time of sale to a distributor. The Company validates the distributor rebate accrual quarterly through a review of the inventory reports obtained from its largest distributors. This customer inventory information is used to verify the estimated liability for future distributor rebate claims based on historical rebates and contract rates. The Company continually monitors current pricing trends and distributor inventory levels to ensure the liability for future distributor rebates is fairly stated.

        The Company also offers volume rebates to certain group purchasing organizations ("GPO") and customers based upon target sales levels. These volume rebates are recorded as a reduction to sales and an obligation to the GPO. The provision for volume rebates is estimated based on our customers' contracted rebate programs and our historical experience of rebates paid. The Company continually monitors its customer rebate programs to ensure that the liability for accrued rebates is fairly stated. Product returns are minimal because returns are not allowed unless the product is damaged at time of receipt. An allowance for return of damaged products is established based on historical experience and recorded as a reduction of sales.

Cash Equivalents

        The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. These investments are valued at cost, which approximates fair value.

Short-Term Investments

        Short-term investments represent an investment held in the Bank of America Columbia Strategic Cash fund, a private placement money market mutual fund, which was closed to new subscriptions or redemptions in December 2007, resulting in the Company's inability to immediately redeem its investments for cash. The fair value of the Company's investment in this fund as of December 31, 2007 was estimated to be $49.4 million based on the net asset value of the fund. As of December 31, 2007, the Company recognized a loss of $0.7 million, included in "Other (Income) Expense, net," related to the estimated realizable value of this fund. The Company expects to receive cash redemptions for its remaining investment during 2008.

Accounts Receivable Securitization

        The Company accounts for the securitization of accounts receivable in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." When the Company sells accounts receivable in securitizations, a subordinated residual interest in the securitized portfolio is retained by the Company and recorded in "Other Current Assets." Loss on sale of the accounts receivable depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the residual interests based on their relative fair value at the date of transfer. Because quoted market prices are generally not available to determine the Company's fair value of the residual interest, the Company estimates the fair value of the residual interest by estimating future

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

expected credit losses to determine the future expected cash flows, which generally approximate fair value given the securitized portfolio's short-term weighted-average life. At the time the receivables are sold, the balances are removed from the consolidated balance sheets. Costs associated with the sale of receivables, primarily related to the discount, are included in "Other (Income) Expense, net."

Inventories

        Inventories are stated at the lower of cost (first-in, first-out method) or market value. Market value for raw materials is based on replacement costs, and for other inventory classifications is based on net realizable value.

        Inventory reserves result from inventory which is obsolete, is nearing its expiration date (generally triggered at six months prior to expiration), is damaged or slow moving (defined as quantities in excess of a two year supply). Reserves for excess and obsolete inventory were approximately $14.9 million and $13.2 million at December 31, 2007 and 2006, respectively.

        The Company allocates general and administrative costs to inventory that are related to the production process. These costs include insurance, manufacturing accounting personnel, human resources and information technology. During the years ended December 31, 2007, 2006 and 2005, the Company allocated $20.1 million, $18.4 million and $17.7 million, respectively, of general and administrative costs to inventory. General and administrative costs included in inventory at December 31, 2007 and 2006 were $9.0 million and $7.6 million, respectively.

Property, Plant and Equipment

        Property, plant and equipment are recorded at cost. Depreciation is principally calculated for financial reporting purposes on the straight-line method over the estimated useful lives of the related assets, which range from 10 to 40 years for buildings and improvements, from 3 to 15 years for machinery and equipment, and from 3 to 10 years for software. Leasehold improvements are amortized over the life of the related facility leases or the asset, whichever is shorter. Straight-line and accelerated methods of depreciation are used for income tax purposes.

        Depreciation expense for plant and equipment was $38.0 million, $39.2 million and $38.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. Repairs and maintenance expense was $14.3 million, $14.3 million and $13.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Impairment of Long-Lived Assets

        The Company evaluates the carrying value of goodwill in the fourth quarter of each fiscal year. In evaluating goodwill, the Company completes the two-step goodwill impairment test as required by SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The Company identifies its reporting units

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Additionally, in accordance with SFAS 142 and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), management reviews the carrying amounts of other intangible and long-lived tangible assets whenever events and circumstances indicate that the carrying amounts of an asset may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit and adverse legal or regulatory developments. If it is determined that such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair market value. Estimated fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. For the purposes of identifying and measuring impairment, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.

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

Investments in Unconsolidated Affiliates

        Investments in unconsolidated affiliates are long-term, strategic equity investments in companies that are in various stages of development. Certain of these investments are designated as available-for-sale in accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These investments are carried at fair market value, with unrealized gains and losses reported in stockholders' equity as "Accumulated Other Comprehensive Income (Loss)." Gains or losses on investments sold are based on the specific identification method. Other investments in unconsolidated affiliates are accounted for under the cost or the equity method of accounting, as appropriate. The Company accounts for

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

investments in limited partnerships or limited liability corporations, whereby the Company owns a minimum of 5% of the investee's outstanding voting stock, under the equity method of accounting. These investments are recorded at the amount of the Company's investment and adjusted each period for the Company's share of the investee's income or loss and dividends paid. As investments accounted for under the cost method do not have readily determinable fair value, the Company only estimates fair value if there are identified events or changes in circumstances that could have a significant adverse effect on the investment's fair value.

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

Income Taxes

        Income taxes are determined under guidelines prescribed by SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The Company evaluates quarterly the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the Company's forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the Company's effective tax rate on future earnings.

        The Company is subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating the Company's uncertain tax positions and determining its provision for income taxes. As required by the FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"), the Company recognizes the financial statement benefit of a tax position only after determining that a position would more likely than not be sustained based on technical merit if challenged by the relevant taxing authority and taken by management to the court of last resort. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

50 percent likelihood of being realized upon settlement with the relevant tax authority. The Company recognizes interest and penalties related to income tax matters in income tax expense.

Research and Development Costs

        Research and development costs are charged to expense when incurred.

Earnings per Share

        Basic earnings per share is computed by dividing net income by the weighted-average common shares outstanding during a period. SFAS No. 128, "Earnings per Share," requires that employee equity share options, nonvested shares and similar equity instruments granted by the Company are treated as potential common shares in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of the conversion of convertible senior debentures, restricted stock units and in-the-money options. The dilutive impact of the restricted stock units and in-the-money options is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation expense for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. Potential common share equivalents have been excluded where their inclusion would be anti-dilutive.

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The table below presents the computation of basic and diluted earnings per share (in millions, except for per share information):

	Years ended December 31,
	2007	2006	2005
Basic:
Net income	$113.0	$130.5	$79.3

Weighted-average shares outstanding	57.3	58.5	59.6

Basic earnings per share	$1.97	$2.23	$1.33

Diluted:
Net income	$113.0	$130.5	$79.3
Interest expense related to convertible debt, net of tax	4.0	4.0	—

Net income applicable to diluted shares	$117.0	$134.5	$79.3

Weighted-average shares outstanding	57.3	58.5	59.6
Dilutive effect of convertible debt	2.7	2.7	—
Dilutive effect of stock plans	2.7	2.7	2.7

Dilutive weighted-average shares outstanding	62.7	63.9	62.3

Diluted earnings per share	$1.87	$2.10	$1.27

        Stock options and restricted stock units to purchase approximately 2.7 million, 2.8 million and 2.7 million shares for the years ended December 31, 2007, 2006 and 2005, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. For the year ended December 31, 2005, the effect of approximately 2.7 million potential common share equivalents relating to the Company's $150.0 million convertible debentures due 2033 has been excluded from the computation of diluted earnings per share because the result would have been anti-dilutive.

Stock-based Compensation

        On January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R"), which requires the measurement and recognition of compensation expense for all stock-based awards based on estimated fair values. Stock-based awards consist of stock options, restricted stock units and employee stock purchase subscriptions. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period (vesting period). The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

subsequently modified. Estimated compensation expense for grants that were outstanding, as of the effective date, are being recognized over the remaining service period using the compensation expense, adjusted for estimated forfeitures, determined in the pro forma disclosures under SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Upon exercise of stock options or vesting of restricted stock units, the Company issues common stock. The Company elected the modified-prospective method of transition, under which prior periods are not revised for comparative purposes.

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

        Total stock-based compensation expense recognized under SFAS 123R for the years ended December 31, 2007 and 2006 was as follows (in millions):

	December 31,
	2007	2006
Cost of goods sold	$3.0	$3.4
Selling, general and administrative expenses	19.8	18.4
Research and development expense	4.9	4.8

Total stock-based compensation expense	$27.7	$26.6

        Prior to the adoption of SFAS 123R, the Company accounted for employee stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in SFAS 123.

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following table illustrates the effect on net income and earnings per share for the year ended December 31, 2005, as if the Company had applied the fair value recognition provision of SFAS 123 to stock-based compensation (in millions, except per share amounts):

Net income, as reported	$79.3
Add: Stock-based employee compensation included in reported net income, net of tax	1.5
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(15.8)

Pro forma net income	$65.0

Earnings per basic share:
Reported net income	$1.33
Pro forma net income	$1.09
Earnings per diluted share:
Reported net income	$1.27
Pro forma net income	$1.04

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

        Upon adoption of SFAS 123R, the Company began applying the accelerated vesting schedule to all grants for employees that meet the retirement eligibility criteria for accelerated vesting upon retirement. Had the Company been accounting for the stock options and restricted stock units, granted prior to adoption of SFAS 123R, using the accelerated vesting schedule for those employees eligible for accelerated vesting upon retirement, the Company would have recognized a $1.3 million reduction in stock-based compensation expense for the year ended December 31, 2006 and a $2.6 million increase in stock-based compensation expense in the pro forma disclosure for the year ended December 31, 2005.

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivatives

        Edwards Lifesciences maintains an overall risk management strategy that may incorporate the use of a variety of interest rate and currency derivative financial instruments to mitigate its exposure to significant unplanned fluctuations in earnings and cash flow caused by volatility in interest rates and currency exchange rates. Derivative instruments that are used as part of the Company's interest and foreign exchange rate management strategy include interest rate swaps, option-based products and forward exchange contracts. As of December 31, 2007, all derivative instruments owned are designated as hedges of underlying exposures. Edwards Lifesciences does not use any of these instruments for trading or speculative purposes.

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

        The Company used interest rate swaps to convert floating-rate debt to fixed-rate debt. The Company's interest rate swaps expired in the second quarter of 2005. The Company's interest rate swap agreements involved agreements to pay a fixed rate and receive a floating rate, at specified intervals, calculated on an agreed-upon notional amount. The debt and amounts that the Company hedged were determined based on prevailing market conditions and the then current shape of the yield curve. Interest rate swap agreements were executed as an integral part of specific debt transactions.

        Derivative instruments used by Edwards Lifesciences involve, to varying degrees, elements of credit risk, in the event a counterparty should default, and market risk, as the instruments are subject to rate and price fluctuations. Credit risk is managed through the use of credit standard guidelines, counterparty diversification, monitoring of counterparty financial condition and International Swap Dealers Association master-netting agreements in place with all derivative counterparties. All derivative financial instruments are with commercial banks and investment banking firms assigned investment grade ratings of "AA" or better with national rating agencies.

        All derivatives are recognized on the balance sheet at their fair value. On the date that the Company enters into a derivative contract, it designates the derivative as either (a) a hedge of a forecasted transaction or the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a "cash flow" hedge), or (b) a hedge of an exposure to changes in the fair value of an asset, liability, or an unrecognized firm commitment (a "fair value" hedge). Changes in the fair value of a derivative that is highly effective, and that is designated and qualifies as a cash flow hedge to the extent that the hedge is effective, are recorded in "Accumulated Other Comprehensive Income (Loss)" until earnings are affected by the variability of cash flows of the hedged transaction (e.g., until periodic settlements of a variable asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

transaction) is recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective, and that is designated and qualifies as a fair value hedge, are recorded in current-period earnings.

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

Recently Adopted Accounting Standards

        In July 2006, the FASB issued FIN 48, which is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainties in income taxes recognized in accordance with SFAS 109 by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 requires that any liability created for unrecognized tax benefits be disclosed. The application of FIN 48 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. On January 1, 2007, the Company adopted the provisions of FIN 48. Differences between the amounts reported as a result of adoption have been accounted for as a cumulative effect adjustment recorded to the January 1, 2007 "Retained Earnings" balance.

        The cumulative effect of adopting FIN 48 was a $1.7 million decrease in tax reserves and increase in the January 1, 2007 "Retained Earnings" balance. As of the adoption date of January 1, 2007, the liability for income taxes associated with uncertain tax positions was $24.6 million which is included in "Other

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Long-Term Liabilities." This liability can be reduced by $3.4 million of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments. The net amount of $21.2 million, if recognized, would favorably affect the Company's effective tax rate.

        As of December 31, 2007, the liability for income taxes associated with uncertain tax positions was $36.4 million. This liability can be reduced by $8.0 million of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments. The net amount of $28.4 million, if recognized, would favorably affect the Company's effective tax rate.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in millions):

Unrecognized tax benefits, January 1, 2007	$24.6
Increase prior period tax positions	12.1
Decrease prior period tax positions	(7.9)
Current year tax positions	8.6
Settlements	(0.9)
Lapse of statute of limitations	(0.1)

Unrecognized tax benefits, December 31, 2007	$36.4

        The Company recognizes interest and penalties, if any, related to uncertain tax positions in the provision for income taxes. Upon adoption of FIN 48, the Company had accrued $1.1 million (net of $0.2 million tax benefit) of interest related to uncertain tax positions and as of December 31, 2007, the Company had accrued $3.1 million (net of $1.1 million tax benefit) of interest related to uncertain tax positions.

        The Company strives to resolve open matters with each tax authority at the examination level and could reach agreement with a tax authority at any time. While the Company has accrued for amounts it believes are the probable outcomes, the final outcome with a tax authority may result in a tax liability that is more or less than that reflected in the consolidated financial statements. Furthermore, the Company may later decide to challenge any assessments, if made, and may exercise its right to appeal. The unrecognized tax positions are reviewed quarterly and adjusted as events occur that affect potential liabilities for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, negotiations between tax authorities, identification of new issues and issuance of new legislation, regulations or case law. Management believes that adequate amounts of tax and related interest have been provided for any adjustments that may result from these uncertain tax positions.

        During the third quarter of 2007, the Internal Revenue Service ("IRS") initiated an audit of the 2005 and 2006 tax years. This audit is expected to close in late 2008. No significant unexpected adjustments have been proposed to date.

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        As a result of the IRS and other audits, the total liability for unrecognized tax benefits may change within the next twelve months due to either settlement of audits or expiration of statutes of limitations. Quantification of those potential changes cannot be estimated at this time. At December 31, 2007, the Company has concluded all United States federal income tax matters for years through 2004. All material state, local and foreign income tax matters have been concluded for years through 2002.

New Accounting Standards Not Yet Adopted

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Certain provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"), which amends SFAS No. 87, "Employers' Accounting for Pensions" ("SFAS 87"), SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits," and other related literature. SFAS 158 results from the initial phase of a comprehensive project to improve an employer's accounting for defined benefit pension and other postretirement plans. SFAS 158 requires employers to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability on its balance sheet and to recognize changes in that funded status in comprehensive income. In addition, SFAS 158 requires employers to measure the funded status of a plan as of the date of its year-end balance sheet. SFAS 158 does not change the accounting for a multi-employer plan.

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

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 allows reporting entities to choose to measure many financial instruments at fair value and incorporates an amendment to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which is applicable to all entities with trading securities or securities that are considered to be available for sale. The provisions within SFAS 159 are effective for fiscal

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

years beginning after November 15, 2007, with early adoption permitted as long as the provisions of SFAS 157 are also early adopted. The Company does not expect the adoption of SFAS 159 to have a material impact on its consolidated financial statements.

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

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Among other requirements, SFAS 141R expands the definition of a business combination, requires acquisitions to be accounted for at fair value, and requires transaction costs and restructuring charges to be expensed. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. SFAS 141R will only impact the Company if it is involved in a business combination.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a material impact on its consolidated financial statements.

        In December 2007, the FASB ratified the consensus reached by the EITF in EITF Issue No. 07-1, "Accounting for Collaborative Arrangements" ("EITF 07-1"). EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all prior periods presented is required for all collaborative arrangements existing as of the effective date. The Company does not expect the adoption of EITF 07-1 to have a material impact on its consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.    PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSE

        In September 2005, the Company recorded a $1.2 million pre-tax charge for in-process research and development related to the acquisition of technology and intellectual property. The acquired assets are expected to be utilized in the Company's existing mitral valve repair research and development efforts. Additional design developments, bench testing, pre-clinical studies and human clinical studies must be successfully completed prior to selling any product.

4.    SPECIAL CHARGES (GAINS), NET

	Years Ended December 31,
	2007	2006	2005
	(in millions)
Realignment expenses, net	$13.9	$9.4	$3.9
Pension settlement and adjustment	11.2	—	—
Settlements and litigation (gains) losses, net	—	(20.2)	2.9
Gain on sale of assets, net	(1.8)	(13.7)	(14.1)
PVT milestone	—	10.0	—
Discontinued products	—	6.8	1.4
Restructure 3F agreements	—	2.0	22.8
Litigation reserve	—	1.2	—
Investment impairments	—	—	16.3
Charitable fund contribution	—	—	15.0

Total special charges (gains), net	$23.3	$(4.5)	$48.2

  Realignment Expenses, net

        In December 2007, the Company recorded realignment expenses of $13.9 million primarily related to (1) severance expenses associated with the sale of the Company's LifeStent product line and a global reduction in workforce, primarily in the United States, Europe and Japan (impacting approximately 180 employees), and (2) the termination of the Company's intra-aortic balloon pump distribution agreement in Japan. As of December 31, 2007, remaining payments of approximately $13.0 million are expected to be paid in 2008.

        In December 2006, the Company recorded a $7.3 million charge related primarily to severance expenses associated with a global reduction in workforce of approximately 70 employees, primarily in the United States and Europe. As of December 31, 2007, all payments related to the realignment were substantially complete.

        In January 2006, the Company recorded realignment expenses of $2.1 million primarily related to severance expenses associated with the planned closure of a manufacturing facility in Japan (impacting 92

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.    SPECIAL CHARGES (GAINS), NET (Continued)

employees). The realignment expenses are net of a $0.4 million reversal of previously accrued severance costs related to the sale of the Japan perfusion product line to Terumo as discussed in the "Gain on Sale of Assets, net" section. As of December 31, 2007, all payments related to the realignment were substantially complete.

        In December 2005, the Company recorded a charge of $3.9 million related to severance resulting from a resource realignment. The charge was related primarily to the severance costs associated with reducing the Company's workforce by 52 employees, primarily in Puerto Rico, Europe and the United States. As of December 31, 2007, all payments related to the realignment were complete.

  Pension Settlement and Adjustment

        In December 2007, the Puerto Rico pension plan was settled and benefits were distributed to the participants through a combination of lump-sum payments and the purchase of annuities. The Company recorded a charge of $7.1 million in December 2007 related to the settlement.

        In December 2007, the Company applied the provisions of SFAS 87 and SFAS 158, to a defined benefit pension plan in Switzerland, which had previously been accounted for as a defined contribution plan. As a result, the Company recorded a charge of $4.1 million in December 2007. The Company concluded that the impact on the prior years and current year for the increase in the pension obligation was not material to the consolidated financial statements.

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

  Gain on Sale of Assets, net

        In December 2007, the Company recorded a gain of $1.8 million for the sale of real estate development rights in Irvine, California, that had no book value at the time of sale.

        In December 2006, the Company sold its assets associated with the Company's angiogenesis research and development project to Sangamo BioSciences, Inc. ("Sangamo") in exchange for 1.0 million shares of Sangamo common stock. The Company recorded a $6.1 million gain, which represents the fair value of the common stock on the closing date, less the book value of the assets sold.

        In May 2006, the Company sold a non-strategic pharmaceutical product to Bioniche Teoranta for $9.0 million. The sale of the related assets resulted in a $4.5 million gain, consisting of cash proceeds of

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.    SPECIAL CHARGES (GAINS), NET (Continued)

$9.0 million, offset by $4.5 million related primarily to the net book value of intangible assets and inventory that were sold.

        During the second quarter of 2006, the Company agreed to sell most of its assets related to its remaining international cardiopulmonary perfusion product line. The Company determined that the carrying values of the underlying assets exceeded their fair values. Consequently, in accordance with SFAS 144, in June 2006, the Company recorded an impairment loss of $2.6 million, which represented the excess of the carrying values of the assets over their fair values, and included direct incremental costs to transact the sale of $1.5 million. The sale was completed in December 2006 and no additional gain or loss was recorded.

        In November 2005, the Company sold its vascular graft business to Angiotech Pharmaceuticals, Inc. for $14.0 million in cash. Under the agreement, the Company will continue to market and sell its existing Lifespan products. The sale of the business resulted in a $13.1 million net gain, consisting of cash proceeds of $14.0 million offset by the $0.9 million net book value of inventory and fixed assets that were sold.

        In January 2005, the Company announced that it was realigning its business in Japan as part of the Company's continued efforts to focus on its core cardiovascular businesses. The Company (1) restructured its operations, (2) exited its pacemaker distribution business and (3) sold its perfusion product line in Japan to Terumo Corporation for cash consideration of $14.9 million, of which $9.2 million was received in January 2005 and $5.7 million was received in March 2006 as an earn-out payment. In 2005, the Company recorded a $1.0 million net gain, consisting of a gain on the sale of the Company's Japan perfusion product line of $7.7 million, offset by (1) a $5.7 million charge related to the realignment of its operations, primarily related to severance costs due to headcount reductions, and (2) a $1.0 million charge related to settlement, curtailment and special termination benefits impacting its defined benefit pension plan. In 2006, the Company recorded a gain of $5.7 million related to the receipt of the earn-out payment.

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

  Discontinued Products

        During the fourth quarter of 2006, the Company discontinued the Optiwave 980 Cardiac Laser Ablation System. The Company recorded a $6.8 million charge resulting primarily from the disposal of fixed assets and the write-off intangible assets. In addition, the Company recorded a $2.0 million charge to cost of goods sold related to the disposal of inventory.

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.    SPECIAL CHARGES (GAINS), NET (Continued)

        In December 2005, the Company recorded a charge of $1.4 million resulting from the payment of an early termination fee to discontinue certain firm non-cancelable product purchase commitments related to a discontinued product line in Europe.

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

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.    SPECIAL CHARGES (GAINS), NET (Continued)

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

  Charitable Fund Contribution

        In September 2005, the Company made a contribution of $15.0 million to the Edwards Lifesciences Fund, a donor-advised fund intended to provide philanthropic support to cardiovascular disease charitable causes. The contribution was an irrevocable contribution to a third party and was recorded as a charge at time of payment.

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.    COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

        Components of selected captions in the consolidated balance sheets at December 31 are as follows:

	December 31,
	2007	2006
	(in millions)
Accounts receivable, net
Trade accounts receivable	$123.3	$118.0
Allowance for doubtful accounts	(7.5)	(6.5)

	$115.8	$111.5

Inventories, net
Raw materials	$30.5	$25.1
Work in process	21.8	22.4
Finished products	100.3	94.6

	$152.6	$142.1

Property, plant and equipment, net
Land	$22.1	$19.6
Buildings and leasehold improvements	93.8	88.8
Machinery and equipment	195.0	187.4
Equipment with customers	60.6	85.4
Software	67.0	50.8
Construction in progress	32.0	23.1

	470.5	455.1
Accumulated depreciation	(242.3)	(242.1)

	$228.2	$213.0

Accrued liabilities
Employee compensation and withholdings	$58.3	$50.3
Property, payroll and other taxes	16.7	16.7
Litigation reserves (Note 17)	11.1	10.5
Realignment reserves (Note 4)	13.4	—
PVT milestone obligation (Notes 3 and 4)	0.2	10.0
Other accrued liabilities	61.8	52.8

	$161.5	$140.3

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.    ACCOUNTS RECEIVABLE SECURITIZATION

        Edwards Lifesciences has two agreements (the "Japan Receivables Facility" and the "United States Receivables Facility," or the "Facilities") with financial institutions whereby it securitizes, on a continuous basis, an undivided interest in certain eligible trade accounts receivable. Under the Japan Receivables Facility, the Company sells eligible accounts receivable directly to a financial institution. Under the United States Receivables Facility, the Company sells eligible accounts receivable to a wholly-owned, bankruptcy-remote entity formed for the purpose of buying and selling these receivables, which then sells undivided interests in the receivables to a financial institution.

        The transactions under both Facilities are accounted for as sales of accounts receivable. The Company retains servicing responsibilities and subordinated residual interests in the accounts receivables. The Company receives annual servicing fees approximating one percent of the outstanding balance and rights to future cash flows arising after the investors in the securitization trust have received their contractual return. No servicing asset or liability has been recorded due to the immateriality of the balances. The investors and the securitization trust have no recourse to the Company's other assets for failure of debtors to pay when due. The Company's residual interests are subordinate to the investors' interests. The United States Receivables Facility is renewable for one-year periods at the Company's option and will expire on September 16, 2008. The Japan Receivables Facility will expire on December 3, 2008.

        Sales of receivables under these programs result in a reduction of accounts receivable on the Company's consolidated balance sheets. Residual interests of $8.8 million and $9.5 million as of December 31, 2007 and 2006, respectively, are included in "Other Current Assets." The interests are carried at their fair value, estimated as the net realizable value, which considers the relatively short liquidation period and includes an estimated provision for credit losses. Pursuant to the terms of the Facilities, the Company had sold $96.7 million and $85.3 million of trade accounts receivable as of December 31, 2007 and 2006, respectively, resulting in a reduction of accounts receivable on the Company's consolidated balance sheets, and received funding of $87.6 million and $75.5 million, respectively. Costs associated with the sale of receivables, primarily related to the discount, were $3.0 million, $2.6 million and $1.7 million for the years ended December 31, 2007, 2006 and 2005, respectively, and are included in "Other (Income) Expense, net."

7.    ACQUISITIONS

        In December 2007, the Company completed its acquisition of certain assets of the CardioVations Division of Ethicon, Inc. ("CardioVations"), including products and technology used in minimally invasive heart valve surgery. The acquired technology complements the Company's aortic valve replacement technology for minimally invasive procedures and provides new avenues to optimize patient outcomes in valve replacement and repair. The acquisition was accounted for as a business combination in accordance with SFAS No. 141, "Business Combinations." The total purchase price was $28.1 million, which consisted of $26.9 million in cash, $0.2 million in assumed liabilities, and $1.0 million in transaction costs. The purchase price was allocated to tangible and intangible assets acquired based on their estimated fair values at the

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.    ACQUISITIONS (Continued)

acquisition date. The excess of the purchase price over the fair value of net assets acquired was allocated to goodwill. The following table summarizes the allocation of the purchase price (in millions):

Goodwill	$11.4
Core/developed technology	7.1
Customer relationships	3.7
Patents	3.3
Inventory	2.4
Property and equipment, net	0.2

$28.1

        The results of operations for CardioVations have been included in the accompanying consolidated financial statements from the date of acquisition. Pro forma results have not been presented as the results of CardioVations are not material in relation to the consolidated financial statements of the Company.

        In April 2003, the Company purchased the technology and intellectual property associated with Embol-X Inc.'s surgically placed, intra-aortic embolic management system. The transaction was accounted for as a purchase business combination. The total consideration for Embol-X Inc. was $13.6 million, of which $4.4 million was allocated to goodwill, which was subsequently reduced by $0.5 million in 2004. If prior to April 16, 2008, the Company's sales of medical devices from the transferred technology are at least $20.0 million in any consecutive 12-month period, the Company will pay an additional $5.0 million to Embol-X Inc. This contingent obligation has not been recorded in the Company's balance sheet as of December 31, 2007. Sales of medical devices from the transferred technology were $2.9 million for the year ended December 31, 2007.

8.    GOODWILL AND OTHER INTANGIBLE ASSETS

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

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.    GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        Other intangible assets subject to amortization consist of the following (in millions):

December 31, 2007	Patents	Unpatented Technology	Other	Total
Cost	$214.1	$35.0	$17.4	$266.5
Accumulated amortization	(118.7)	(22.2)	(3.1)	(144.0)

Net carrying value	$95.4	$12.8	$14.3	$122.5

December 31, 2006
Cost	$194.3	$27.9	$17.6	$239.8
Accumulated amortization	(100.1)	(20.4)	(3.2)	(123.7)

Net carrying value	$94.2	$7.5	$14.4	$116.1

        Patents includes $9.1 million and $3.2 million of capitalized legal costs related to the defense and enforcement of issued patents for which success is deemed probable as of December 31, 2007 and 2006, respectively (see Note 2). In 2006, in connection with the favorable settlement of patent litigation with Medtronic, Inc. (see Notes 4 and 17), the Company wrote-off $2.9 million of capitalized legal costs as an offset against the gain.

        In March 2007, the Company sold the United States distribution rights and inventory associated with its TMR laser product line to Novadaq Technologies, Inc. for upfront consideration of $5.4 million, which consisted of $2.4 million in cash and a $3.0 million senior secured promissory note, which was collected in full during the third quarter of 2007. This transaction resulted in a net reduction in other intangibles of $3.8 million. In connection with the transaction, the Company is entitled to earn-out payments based on Novadaq's TMR sales for the remainder of 2007. For the year ended December 31, 2007, the Company earned $2.0 million, recorded in "Other (Income) Expense, net."

        In December 2007, the Company acquired certain assets of CardioVations, as described in Note 7. This transaction resulted in a net increase to patents, unpatented technology and other intangibles of $3.3 million, $7.1 million, and $3.7 million, respectively.

        In the second quarter of 2006, the Company sold $3.8 million of net unpatented technology in connection with the sale of a non-strategic product (see Note 4). In addition, in the fourth quarter of 2006, the Company discontinued the Optiwave 980 Cardiac Laser Ablation System and wrote-off the related $4.4 million of net patents and other intangibles (see Note 4).

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        Amortization expense related to other intangible assets for the years ended December 31, 2007, 2006 and 2005 was $16.9 million, $17.6 million and $17.5 million, respectively. Estimated amortization expense for each of the years ending December 31 is as follows (in millions):

2008	$18.3
2009	17.1
2010	13.8
2011	12.0
2012	11.4

9.    INVESTMENTS IN UNCONSOLIDATED AFFLIATES

        The Company has entered into a number of strategic alliances with privately and publicly held companies. Investments in unconsolidated affiliates are as follows:

	December 31,
	2007	2006
	(in millions)
Available-for-sale investments
Cost	$12.8	$13.1
Unrealized gains	12.4	2.3

Fair value of available-for-sale investments	25.2	15.4

Equity method investments
Cost	9.4	6.1
Equity in losses	(1.3)	(1.6)

Carrying value of equity method investments	8.1	4.5

Cost method investments
Carrying value of cost method investments	1.0	0.3

Total investments in unconsolidated affiliates	$34.3	$20.2

        In December 2006, the Company sold its assets associated with the Company's angiogenesis research and development project to Sangamo in exchange for 1.0 million shares of Sangamo common stock. At the time of the transaction, the Company recorded the shares as an available-for-sale investment at an estimated fair value of $6.4 million.

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.    LONG-TERM DEBT, CREDIT FACILITIES AND LEASE OBLIGATIONS

        The Company has a Five-Year Unsecured Revolving Credit Agreement ("the Credit Agreement") which matures on September 29, 2011. The Credit Agreement provides up to an aggregate of $500.0 million in one- to six-month borrowings in multiple currencies. Borrowings currently bear interest at the London interbank offering rate ("LIBOR") plus 0.40%, which includes a facility fee subject to adjustment for leverage ratio changes as defined in the Credit Agreement. The Company pays a facility fee regardless of available or outstanding borrowings, currently at an annual rate of 0.075%. All amounts outstanding under the Credit Agreement have been classified as long-term obligations, as these borrowings will continue to be refinanced pursuant to the Credit Agreement. Additional issuance costs of $0.5 million are being amortized to interest expense over 5 years. As of December 31, 2007, borrowings of $61.7 million were outstanding under the Credit Agreement. The Credit Agreement contains various financial and other covenants, all of which the Company was in compliance with at December 31, 2007.

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

        Holders of the Notes have the right to require the Company to purchase all or a portion of their Notes at a price equal to 100% of the principal amount of the Notes, plus any accrued and unpaid interest, on May 15, 2008, 2013, and 2018. The Company must pay cash for all Notes so purchased on May 15, 2008. For any Notes purchased by the Company on May 15, 2013 or 2018, the Company may, at its option, choose to pay the purchase price in cash, in shares of the Company's common stock, or any combination thereof. The Company must pay all accrued and unpaid interest in cash. The Notes have been classified as a current liability on the Consolidated Balance Sheet as of December 31, 2007 given their potential redemption for cash by the holders on May 15, 2008.

        The Company may redeem for cash all or part of the Notes at any time on or after May 15, 2008, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest.

        Beginning with the six-month interest period commencing May 15, 2008, holders of the Notes will receive contingent interest at a rate of 0.25% if the trading price of the Notes equals or exceeds 120% of the

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.    LONG-TERM DEBT, CREDIT FACILITIES AND LEASE OBLIGATIONS (Continued)

principal amounts of the Notes. This contingent interest payment feature represents an embedded derivative. Based on the immaterial value associated with this feature, no value has been assigned to the derivative at issuance or at December 31, 2007.

        The Company utilizes interest rate swap agreements in managing its exposure to interest rate fluctuations. Interest rate swap agreements are executed as an integral part of specific debt transactions. As of December 31, 2007 and 2006, the Company had no outstanding interest rate swap agreements. The last interest rate swap agreements to which the Company was a party expired in May and July of 2005.

        The weighted-average interest rate under all debt obligations was 3.9% and 3.8% at December 31, 2007 and 2006, respectively.

        Included in long-term debt at December 31, 2007 were unsecured notes denominated in Japanese yen of ¥7.0 billion (US$61.7 million). Included in debt at December 31, 2006 were unsecured notes denominated in Japanese yen of ¥7.2 billion (US$60.9 million) and in Euro of €19.0 million (US$25.0 million).

        Future minimum lease payments (including interest) under non-cancelable operating leases and aggregate debt maturities at December 31, 2007 were as follows (in millions):

	Operating Leases	Aggregate Debt Maturities
2008	$13.7	$150.0
2009	11.1	—
2010	7.2	—
2011	4.9	61.7
2012	4.3	—
Thereafter	5.3	—

Total obligations and commitments	$46.5	$211.7

        Certain facilities and equipment are leased under operating leases expiring at various dates. Most of the operating leases contain renewal options. Total expense for all operating leases was $14.6 million, $13.3 million and $12.2 million for the years 2007, 2006 and 2005, respectively.

11.    FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

Fair Values of Financial Instruments

        The consolidated financial statements include financial instruments for which the fair market value of such instruments may differ from amounts reflected on an historical cost basis. Financial instruments of the Company consist of cash deposits, short-term investments, accounts and other receivables, investments in

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.    FINANCIAL INSTRUMENTS AND RISK MANAGEMENT (Continued)

unconsolidated affiliates, accounts payable, certain accrued liabilities, and debt. The fair values of certain investments in unconsolidated affiliates are estimated based on quoted market prices. The Company estimates the fair value of its convertible debenture based on market prices. Carrying amounts of floating rate debt approximate their fair value. For other investments, various methods are used to estimate fair value, including discounted cash flows. The Company's other financial instruments generally approximate their fair values based on the short-term nature of these instruments. As of December 31, 2007 and 2006, the estimated fair value of the Company's convertible debenture was $151.5 million and $153.9 million, respectively.

Derivative Financial Instruments

        The Company utilizes a variety of derivative financial instruments to manage its currency exchange rate and interest rate risk as summarized below. Notional amounts are stated in United States dollar equivalents at spot exchange rates at the respective dates. The Company does not enter into these arrangements for trading or speculation purposes.

	December 31,
	2007		2006
	Notional Amount	Fair Value Asset (Liability)	Notional Amount	Fair Value Asset (Liability)
	(in millions)
Currency option contracts	$254.0	$(3.1)	$233.2	$0.3
Forward currency agreements	82.2	(3.4)	62.0	0.9

        The fair value of financial instruments was estimated by discounting expected cash flows using quoted market interest rates and foreign exchange rates as of December 31, 2007 and 2006. Considerable judgment was employed in interpreting market data to develop estimates of fair value; accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.

        At December 31, 2007 and 2006, the fair value of currency option contracts and forward currency agreements were recorded in "Accrued Liabilities" and "Prepaid Expenses," respectively. These agreements have a maximum duration of one year. During the years ended December 31, 2007 and 2006, the Company reclassified from "Accumulated Other Comprehensive Income (Loss)" to "Cost of Goods Sold" a net gain of $3.1 million and a net gain of $9.7 million, respectively. The Company expects that during 2008 it will reclassify to earnings a $1.7 million loss currently recorded in "Accumulated Other Comprehensive Income (Loss)." For the years ended December 31, 2007, 2006 and 2005, the Company expensed $1.7 million, $3.0 million and $3.4 million, respectively, related to the time value of option-based products and did not record any gains or losses due to hedge ineffectiveness. The Company recorded to "Other (Income) Expense,

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.    FINANCIAL INSTRUMENTS AND RISK MANAGEMENT (Continued)

net" losses on its fair value hedges of $0.1 million, $0.1 million and zero for the years ended December 31, 2007, 2006 and 2005, respectively.

12.    EMPLOYEE BENEFIT PLANS

Defined Benefit Plans

        Edwards Lifesciences maintains defined benefit pension plans in Japan and certain European countries. The Company suspended its defined benefit pension plan in Puerto Rico (the "Plan") such that effective December 31, 2003, employees ceased earning additional defined benefits for future services. To mitigate the Puerto Rico employees' reduced benefits from the Plan's suspension, beginning January 1, 2004, the Company increased its contributions to the Puerto Rico 1165(e) defined contribution plan. In 2006, the Company notified its employees of its intent to terminate the Plan and in December 2007, the Plan was settled and benefits were distributed to the participants through a combination of lump-sum payments and the purchase of annuities. The Company recorded a charge of $7.1 million in December 2007 related to the settlement.

        Also during the fourth quarter of 2007, the Company applied the provisions of SFAS 87 and SFAS 158 to a defined benefit pension plan in Switzerland, which had previously been accounted for as a defined contribution plan. As a result, the Company recorded a charge of $4.1 million during the fourth quarter of 2007. The Company concluded that the impact on the prior years and current year for the increase in the pension obligation was not material to the consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.    EMPLOYEE BENEFIT PLANS (Continued)

        The Company uses a November 1 measurement date for its plans. Information regarding the Company's defined benefit pension plans in Puerto Rico, Japan and certain European countries is as follows (in millions):

	Years Ended December 31,
	2007	2006
Change in projected benefit obligation:
Beginning of year	$58.0	$53.8
Service cost	2.7	2.5
Interest cost	2.4	2.2
Participant contributions	0.4	0.3
Actuarial loss	4.5	0.3
Plan amendments	(2.7)	—
Curtailment gain	(0.1)	—
Special termination benefit cost	0.6	0.2
Settlement	(34.2)	(1.5)
Benefits paid	(3.1)	(1.4)
Currency exchange rate changes and other	12.6	1.6

End of year	$41.1	$58.0

Change in fair value of plan assets:
Beginning of year	$40.2	$35.3
Actual return on plan assets	2.6	3.9
Employer contributions	11.2	2.4
Participant contributions	0.4	0.3
Settlement	(34.2)	(1.5)
Benefits paid	(3.1)	(1.4)
Currency exchange rate changes and other	7.5	1.2

End of year	$24.6	$40.2

Funded Status
Projected benefit obligation	$(41.1)	$(58.0)
Plan assets at fair value	24.6	40.2

Funded status, (under funded)	$(16.5)	$(17.8)

Net amounts recognized on the consolidated balance sheet:
Other long-term liabilities	$16.5	$17.8

Accumulated other comprehensive loss, net of tax:
Net actuarial loss	$(5.1)	$(7.8)
Net prior service benefit	3.5	0.7
Net transition asset	(0.2)	(0.3)
Deferred income tax expense	0.3	1.6

Total	$(1.5)	$(5.8)

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.    EMPLOYEE BENEFIT PLANS (Continued)

        The accumulated benefit obligation ("ABO") for all defined benefit pension plans was $36.5 million and $52.7 million as of the December 31, 2007 and 2006, respectively. The projected benefit obligation ("PBO") and ABO were in excess of plan assets for all pension plans as of December 31, 2007 and 2006.

        The components of net periodic benefit cost are as follows (in millions):

	Years Ended December 31,
	2007	2006	2005
Service cost, net	$2.7	$2.5	$2.6
Interest cost	2.4	2.2	2.2
Expected return on plan assets	(2.4)	(2.2)	(2.0)
Settlement, curtailment and special termination benefits, net	7.7	0.3	1.1
Amortization of prior service cost and other	0.2	0.3	0.4

Net periodic pension benefits cost	$10.6	$3.1	$4.3

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

        The weighted-average assumptions used to determine the benefit obligations are as follows:

	December 31,
	2007	2006
Discount Rate	3.3%	4.2%
Rate of compensation increase	3.3%	2.8%
Social securities increase	1.9%	1.8%
Pension increase	1.8%	1.5%

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.    EMPLOYEE BENEFIT PLANS (Continued)

        The weighted-average assumptions used to determine the net periodic benefit cost are as follows:

	Years ended December 31,
	2007	2006	2005
Discount Rate	4.2%	4.1%	4.1%
Expected return on plan assets	5.7%	6.2%	5.9%
Rate of compensation increase	2.8%	2.8%	3.0%
Social securities increase	1.8%	1.6%	1.7%
Pension increases	1.5%	1.5%	1.5%

        The Company's investment strategy for plan assets is to seek a competitive rate of return relative to an appropriate level of risk and to earn performance rates of return in accordance with the benchmarks adopted for each asset class. Risk management practices include diversification across asset classes and investment styles, and periodic rebalancing toward asset allocation targets. The actual weighted-average asset allocations at December 31, 2007 and 2006, by asset category, are as follows:

	December 31,
	2007	2006
Equity securities	16.1%	50.3%
Debt securities	8.1%	20.7%
Insurance contracts	75.8%	29.0%

Total	100.0%	100.0%

        Prior to its termination, the Company's Administrative and Investment Committee decided the target allocation for the Puerto Rico defined benefit plan. The Administrative and Investment Committee decides on the defined benefit plan provider in all other locations and that provider decides the target allocation. The target asset allocation selected reflects a risk/return profile the Company feels is appropriate relative to the plans' liability structure and return goals. In certain plans, asset allocations may be governed by local requirements. Target weighted-average asset allocations at December 31, 2007, by asset category, are as follows:

Equity securities	14.8%
Debt securities	8.8%
Insurance contracts	76.4%

Total	100.0%

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.    EMPLOYEE BENEFIT PLANS (Continued)

        The following benefit payments, which reflect expected future service, as appropriate, at December 31, 2007, are expected to be paid (in millions):

2008	$1.0
2009	1.2
2010	1.2
2011	1.3
2012	1.6
2013-2017	10.5

        As of December 31, 2007, expected employer contributions for fiscal 2008 are $3.3 million.

Defined Contribution Plans

        The Company's employees in the United States and Puerto Rico are eligible to participate in a qualified 401(k) and 1165(e) plan, respectively. In the United States, participants may contribute up to 25% of their eligible compensation (subject to tax code limitation) to the plan. Edwards Lifesciences matches the first 3% of the participant's annual eligible compensation contributed to the plan on a dollar-for-dollar basis. Edwards Lifesciences matches the next 2% of the participant's annual eligible compensation to the plan on a 50% basis. In Puerto Rico, participants may contribute up to 10% of their annual compensation (subject to tax code limitation) to the plan. Edwards Lifesciences matches the first 4% of participant's annual eligible compensation contributed to the plan on a 50% basis. The Company also provides a 2% profit sharing match on eligible earnings for each employee. Matching contributions relating to Edwards Lifesciences employees were $6.5 million, $6.1 million and $5.4 million in 2007, 2006 and 2005, respectively.

        The Company has a nonqualified deferred compensation plan for a select group of employees that provides the opportunity to defer a specified percentage of their eligible cash compensation. Participants may elect to defer up to 25% of total eligible compensation. The Company's obligations under this plan are unfunded. The amount accrued under this plan was $3.4 million and $2.9 million at December 31, 2007 and 2006, respectively.

        In 2001, the Company adopted a nonqualified option plan ("Executive Option Plan") for the benefit of the executive officers and other key employees. The Executive Option Plan permitted participants to receive options to purchase shares of mutual funds or common stock of the Company in lieu of all or a portion of their compensation (base salary and bonus) earned prior to January 1, 2005. The Company discontinued option grants under the Executive Option Plan and has adopted the Executive Deferred Compensation Plan to provide officers and other key employees the opportunity to defer compensation earned after December 31, 2004 to future dates specified by the participant with a return based on investment alternatives selected by the participant. The amounts accrued under these plans were $12.3 million, $11.1 million and $8.3 million at December 31, 2007, 2006 and 2005, respectively.

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.    COMMON STOCK

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

Treasury Stock

        In each of the years ended December 31, 2006 and 2005, the Board of Directors approved a stock repurchase program authorizing the Company to purchase on the open market and in privately negotiated transactions up to 4.0 million and 2.0 million shares, respectively, of the Company's common stock. On September 18, 2007, the Board of Directors approved another stock repurchase program authorizing the Company to purchase on the open market and in privately negotiated transactions up to $250 million of the Company's common stock.

        During 2007, 2006 and 2005, the Company repurchased 2.7 million, 3.3 million and 1.3 million shares, respectively, at an aggregate cost of $130.9 million, $145.9 million and $53.5 million, respectively. The timing and size of any future stock repurchases are subject to a variety of factors, including market conditions, stock prices and other cash requirements.

Employee and Director Stock Plans

        The Edwards Lifesciences Corporation Long-Term Stock Incentive Compensation Program (the "Program") provides for the grant of incentive and non-qualified stock options, restricted stock and restricted stock units for eligible employees and contractors of the Company. Under the Program, these grants are awarded at a price equal to the fair market value at the date of grant based upon the closing price on the date immediately preceding the grant date. Options to purchase shares of the Company's common stock granted under the Program generally vest over predetermined periods of between three to four years and expire seven years after the date of grant. Restricted stock units of the Company's common stock granted under the Program generally vest over predetermined periods ranging from three to five years after the date of grant. On May 10, 2007, an amendment and restatement of the Program was approved by the Company's stockholders. Under the amended Program, the number of shares of common stock available for issuance under the Program was increased by 1.0 million shares from 17.8 million shares to 18.8 million shares. No more than 1.0 million shares reserved for issuance may be granted in the form of restricted stock or restricted stock units.

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.    COMMON STOCK (Continued)

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

        The Company has two employee stock purchase plans, one in the United States and one for international employees (collectively "ESPP"). Under the ESPP, eligible employees may purchase shares of the Company's common stock at 85% of the lower of the fair market value of Edwards Lifesciences common stock on the effective date of subscription or the date of purchase. Under the ESPP, employees can authorize the Company to withhold up to 12% of their compensation for common stock purchases, subject to certain limitations. The ESPP is available to all active employees of the Company paid from the United States payroll and to eligible employees of the Company outside the United States to the extent permitted by local law. The ESPP for United States employees is qualified under Section 423 of the Internal Revenue Code. On May 10, 2007, an amendment and restatement of the ESPP was approved by the Company's stockholders. Under the amended ESPP, the number of shares of common stock authorized for issuance under the ESPP was increased by 800,000 shares from 2,150,000 shares to 2,950,000 shares.

        The fair value of each option award and employee stock purchase subscription is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. The risk-free interest rate is estimated using the U.S. Treasury yield curve, and is based on the expected term of the award. Prior to adoption of SFAS 123R, the Company based the expected volatility on its historical stock prices. As a result of the adoption of SFAS 123R, the Company changed its methodology of estimating expected volatility to be based on the historical-implied volatility of publicly traded options of its common stock with a term of one year or greater. The expected term of awards granted is estimated from the vesting period of the award, as well as historical exercise behavior, and represents the period of time that awards granted are expected to be outstanding. The Company uses historical data to estimate forfeitures and has estimated an annual forfeiture rate of 4%.

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.    COMMON STOCK (Continued)

        The Black-Scholes option pricing model was used with the following weighted-average assumptions for options granted during the following periods:

Option Awards

	2007	2006	2005
Average risk-free interest rate	4.6%	5.0%	3.8%
Expected dividend yield	None	None	None
Expected volatility	19%	23%	30%
Expected life (years)	4.9	4.8	4.0
Fair value	$13.08	$13.10	$13.36

        The Black-Scholes option pricing model was used with the following weighted-average assumptions for employee stock purchase subscriptions granted during the following periods:

ESPP

	2007	2006	2005
Average risk-free interest rate	4.9%	4.7%	4.1%
Expected dividend yield	None	None	None
Expected volatility	25%	31%	21%
Expected life (years)	0.6	0.8	1.0
Fair value	$11.50	$10.39	$10.94

        Stock option activity during the year ended December 31, 2007 under the Program and the Nonemployee Directors Program was as follows (in millions, except years and per-share amounts):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2006	10.2	$30.43
Options granted	1.1	49.07
Options exercised	(1.4)	22.13
Options forfeited	(0.2)	43.88

Outstanding as of December 31, 2007	9.7	33.39	3.9 years	$121.6

Exercisable as of December 31, 2007	6.9	28.57	3.3 years	120.5

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.    COMMON STOCK (Continued)

        The following table summarizes nonvested restricted stock units and activity during the year ended December 31, 2007 under the Program and the Nonemployee Directors Program (in millions, except per-share amounts):

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested as of December 31, 2006	0.7	$44.12
Granted	0.3	49.29
Vested	—	—
Forfeited	(0.1)	46.17

Nonvested as of December 31, 2007	0.9	45.89

        The intrinsic value of stock options exercised and vested restricted stock units during the years ended December 31, 2007, 2006 and 2005 were $38.8 million, $30.3 million and $25.5 million, respectively. The intrinsic value of stock options is calculated as the amount by which the market price of the Company's common stock exceeds the exercise price of the option. During the years ended December 31, 2007, 2006 and 2005, the Company received cash from exercises of stock options of $30.3 million, $25.7 million and $44.8 million, respectively, and realized tax benefits from exercises of stock options and vesting of restricted stock units of $13.2 million, $8.4 million and $7.9 million, respectively. The total grant date fair value of stock options vested during the year ended December 31, 2007, 2006 and 2005 were $18.4 million, $14.7 million and $19.6 million, respectively.

        As of December 31, 2007, the total remaining unrecognized compensation expense related to nonvested stock options, restricted stock units and employee stock purchase subscriptions amounted to $48.6 million, which will be amortized over the weighted-average remaining requisite service period of 30 months.

14.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

        Presented below is a summary of activity for each component of "Accumulated Other Comprehensive Income (Loss)" for the years ended December 31, 2007, 2006 and 2005. Foreign currency translation

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-United States subsidiaries.

	Foreign Currency Translation Adjustments	Unrealized Gain/(Loss) on Cash Flow Hedges	Unrealized Gain/ (Loss) on Investments in Unconsolidated Affiliates	Minimum Pension Liability	Unrealized Pension Costs(a)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
December 31, 2004	$(2.9)	$(9.4)	$(4.6)	$(3.9)	$—	$(20.8)
Pre-tax period change	(21.0)	25.6	7.1	0.5	—	12.2
Deferred income tax benefit (expense)	—	(10.3)	(3.1)	(0.2)	—	(13.6)

December 31, 2005	(23.9)	5.9	(0.6)	(3.6)	—	(22.2)
Pre-tax period change	11.8	(8.7)	2.9	1.3	—	7.3
Impact of SFAS 158	—	—	—	2.5	(7.4)	(4.9)
Deferred income tax benefit (expense)	—	3.5	(0.9)	(0.2)	1.6	4.0

December 31, 2006	(12.1)	0.7	1.4	—	(5.8)	(15.8)
Pre-tax period change	19.1	(10.2)	10.0	—	5.6	24.5
Deferred income tax benefit (expense)	—	4.0	(3.9)	—	(1.3)	(1.2)

December 31, 2007	$7.0	$(5.5)	$7.5	$—	$(1.5)	$7.5

(a)
For the year ended December 31, 2007, the change in unrealized pension costs consisted of the following (in millions):

	Pre-Tax Amount	Tax Expense	Net of Tax Amount
Prior service credit arising during period	$2.8	$(0.3)	$2.5
Amortization of prior service credit	—	—	—

Net prior service credit arising during period	2.8	(0.3)	2.5
Net gain arising during period	2.8	(1.0)	1.8

Unrealized pension costs, net	$5.6	$(1.3)	$4.3

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.    OTHER (INCOME) EXPENSE, NET

	Years Ended December 31,
	2007	2006	2005
	(in millions)
Gain on sale of product line (Note 8)	$(2.3)	$—	$—
Foreign exchange gain, net	(2.0)	(0.3)	(2.1)
Gain on investments in unconsolidated affiliates	(1.3)	—	—
Accounts receivable securitization costs	3.0	2.6	1.7
Investment valuation reserve	0.7	—	—
Other	—	0.4	0.2

	$(1.9)	$2.7	$(0.2)

16.    INCOME TAXES

        The Company's income (loss) before provision for income taxes was generated from United States and international operations as follows (in millions):

	Years Ended December 31,
	2007	2006	2005
United States	$27.0	$49.0	$(4.2)
International, including Puerto Rico	122.8	123.3	120.9

	$149.8	$172.3	$116.7

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.    INCOME TAXES (Continued)

        The provision for income taxes consists of the following (in millions):

	Years Ended December 31,
	2007	2006	2005
Current
United States:
Federal	$27.5	$26.7	$28.3
State and local	3.5	3.4	3.8
International, including Puerto Rico	13.5	7.0	19.1

Current income tax expense	44.5	37.1	51.2

Deferred
United States:
Federal	(7.6)	(2.0)	(14.2)
State and local	(0.9)	(0.2)	(5.7)
International, including Puerto Rico	0.8	6.9	6.1

Deferred income tax expense (benefit)	(7.7)	4.7	(13.8)

Total income tax provision	$36.8	$41.8	$37.4

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.    INCOME TAXES (Continued)

        The components of deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2007	2006
Deferred tax assets
Net operating loss carry forwards	$32.1	$32.8
Investments in unconsolidated affiliates	5.0	8.3
Compensation and benefits	34.7	19.9
Other intangible assets	1.8	4.6
Accrued liabilities	14.9	20.4
Tax credit carry forwards	6.3	6.9
Inventories	2.6	2.8
Allowance for doubtful accounts	2.1	1.7
Other	8.4	5.9

Total deferred tax assets	107.9	103.3

Deferred tax liabilities
Other intangible assets	(28.4)	(36.5)
Property, plant and equipment	(11.9)	(8.4)
Other	(2.5)	(2.2)

Total deferred tax liabilities	(42.8)	(47.1)

Valuation allowance	(21.1)	(19.9)

Net deferred tax assets	$44.0	$36.3

        At December 31, 2007, the Company had deferred tax assets of $107.9 million, partially offset by deferred tax liabilities of $42.8 million. The valuation allowance of $21.1 million as of December 31, 2007 reduces certain deferred tax assets to amounts that are more likely than not to be realized. This allowance primarily relates to the deferred tax assets established for impairment losses on certain investments and the net operating loss carry forwards of certain United States and non-United States subsidiaries.

        Deferred income taxes have not been provided on the undistributed earnings of the Company's foreign subsidiaries of approximately $317.6 million as of December 31, 2007, since these amounts are intended to be permanently reinvested in foreign operations. It is not practicable to calculate the deferred taxes associated with these earnings; however, foreign tax credits would likely be available to reduce federal income taxes in the event of distribution.

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.    INCOME TAXES (Continued)

        Net operating loss carry forwards, and the related carry forward periods, at December 31, 2007, are summarized as follows (in millions):

	Net Operating Loss	Tax Benefit Amount	Valuation Allowance	Expected Tax Benefit	Carryforward Period Ends
United States federal and state net operating loss	$55.1	$5.5	$(5.5)	$—	2008-2014
Non-United States net operating losses	29.1	11.5	(0.2)	11.3	2008-2017
Non-United States net operating losses	48.8	15.1	(13.3)	1.8	Indefinite

Total	$133.0	$32.1	$(19.0)	$13.1

        A valuation allowance of approximately $19.0 million has been provided for certain of the above carry forwards. This valuation allowance reduces the deferred tax asset related to net operating loss carry forwards of $32.1 million to an amount that is more likely than not to be realized.

        The Company has approximately $13.0 million of California research expenditure tax credits it expects to use in future periods. The credits may be carried forward indefinitely. Based upon anticipated future taxable income, the Company expects all California research expenditure tax credits to be fully utilized; accordingly, no valuation allowance has been provided.

        As part of the PVT acquisition in 2004 (see Note 3), the Company acquired $7.5 million of federal and state net operating losses that the Company established a valuation allowance against. Upon future realization of this net operating loss, $2.9 million of the deferred tax asset will be credited directly to goodwill.

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.    INCOME TAXES (Continued)

        A reconciliation of the United States federal statutory income tax rate to the Company's effective income tax rate is as follows (in millions):

	Years Ended December 31,
	2007	2006	2005
Income tax expense at U.S. federal statutory rate	$52.4	$60.3	$40.9
Foreign income tax at different rates	(21.4)	(19.8)	(16.4)
Deemed dividends, net of foreign tax credit	3.2	4.2	3.6
Tax credits, federal and state	(2.8)	(2.0)	(2.0)
State and local taxes, net of federal tax benefit	3.1	4.7	0.2
Valuation allowance for loss on investments	(0.6)	(7.0)	(6.2)
Nondeductible PVT milestone payment	—	3.5	—
Taxes on repatriation under the American Jobs Creation Act of 2004	—	—	15.0
Nondeductible stock-based compensation	1.9	2.2	—
Reserve for uncertain tax positions for prior years	1.2	(5.6)	(0.2)
Other	(0.2)	1.3	2.5

Income tax provision	$36.8	$41.8	$37.4

  Valuation Allowance for Loss on Investments

        The Company recorded other-than-temporary impairments and unrealized losses related to certain of its investments in unconsolidated affiliates. The tax benefits that result from reductions in the value of these investments are subject to the Company realizing sufficient capital gains with which to offset these capital losses. Due to the uncertainty of the Company realizing future capital gains, the Company has recorded valuation allowances against these deferred tax assets as they have accumulated. At December 31, 2007, deferred tax assets and corresponding valuation allowances of approximately $2.1 million had accumulated related to investments.

        During 2005, valuation allowances were made in each quarter against investment impairments recognized. The valuation allowance amounts were $0.2 million in the first quarter, $2.0 million in the second quarter, $3.8 million in the third quarter and $1.1 million in the fourth quarter, for a total for the year of $7.1 million. Also, during the fourth quarter of 2005, the Company realized a capital gain related to the sale of its vascular graft business and anticipated a capital gain in January 2006 related to the settlement of the Medtronic litigation (see Note 17). As a result, valuation allowances were reversed, reducing the income tax provision during the fourth quarter of 2005 by $13.3 million.

        During 2006, the Company recognized capital gains in the second quarter from the sale of a non-strategic business and in the fourth quarter, a gain from the sale of the angiogenesis business and a capital loss on the sale of shares in World Heart Corporation. The capital gains have allowed or will allow

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.    INCOME TAXES (Continued)

the Company to utilize the same amounts of the accumulated losses related to impaired investments. As a result, valuation allowances of $3.7 million and $3.3 million were reversed in the second and fourth quarters of 2006, respectively.

        During 2007, the Company recognized in the fourth quarter capital gains on the sale of real estate development rights and a capital loss on the sale of investments. As a result, the Company has reversed valuation allowances of $0.6 million due to adequate capital gains to offset capital losses

  Nondeductible PVT Milestone Payment

        During the fourth quarter of 2006, the Company recorded a $10.0 million charge for achieving a contractual transcatheter clinical milestone obligation with PVT. The $10.0 million payment is not deductible for income tax purposes.

  Taxes on Repatriation Under the American Jobs Creation Act of 2004

        The American Jobs Creation Act of 2004 (the "Act") was signed into law in October 2004, and allowed companies to repatriate cash during 2004 and 2005 into the United States at a special, temporary effective tax rate of 5.25%. On September 13, 2005, the Board of Directors approved a plan for reinvestment and repatriation of specific foreign earnings under the Act. The Company repatriated $263.1 million in cash in 2005. The Company accrued $15.0 million for federal, state and foreign taxes attributable to the distribution from its foreign affiliates in 2005.

  Nondeductible Stock-based Compensation

        On January 1, 2006, the Company adopted SFAS 123R and recognized expense in 2006 and 2007 related to stock-based compensation. Some of those costs are not deductible in the United States or in foreign countries.

  Reserve for Uncertain Tax Positions for Prior Years

        During the fourth quarter of 2006, the Company settled several of its ongoing tax examinations in various jurisdictions. As a result, the Company's tax provision benefited from $5.6 million of favorable audit settlements for prior years. The Company strives to resolve open matters with each tax authority at the examination level and could reach agreement with a tax authority at anytime. While the Company has accrued for amounts it believes is the expected outcome, the final outcome with a tax authority may result in a tax liability that is more or less than that reflected in the consolidated financial statements. Furthermore, the Company may later decide to challenge any assessments, if made, and may exercise its right to appeal. The tax reserves are reviewed quarterly and adjusted as events occur that affect potential liabilities for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, negotiations between tax authorities, identification of new issues and issuance of new

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.    INCOME TAXES (Continued)

legislation, regulations or case law. Management believes that adequate amounts of tax and related interest, if any, have been provided for any adjustments that may result from these examinations of uncertain tax positions.

        During the third quarter of 2007, the IRS initiated an audit of the 2005 and 2006 tax years. This audit is expected to close in late 2008. No significant unexpected adjustments have been proposed to date.

17.    LEGAL PROCEEDINGS

        On June 29, 2000, Edwards Lifesciences filed a lawsuit against St. Jude Medical, Inc. ("St. Jude") alleging infringement of several Edwards Lifesciences' United States patents. This lawsuit was filed in the United States District Court for the Central District of California, seeking monetary damages and injunctive relief. Pursuant to the terms of a January 7, 2005 settlement agreement, Edwards Lifesciences was paid $5.5 million by St. Jude, Edwards Lifesciences granted St. Jude a paid-up license for certain of its heart valve therapy products and the lawsuit was dismissed. This settlement resulted in a net gain of $0.2 million for the amount of the license payment received from St. Jude net of capitalized patent enforcement costs.

        On August 18, 2003, Edwards Lifesciences filed a lawsuit against Medtronic, Inc. and its affiliate, Medtronic Vascular, Inc. (collectively, "Medtronic"), Cook, Inc. ("Cook") and W.L. Gore & Associates alleging infringement of a patent exclusively licensed to the Company. The lawsuit was filed in the United States District Court for the Northern District of California, seeking monetary damages and injunctive relief. On September 2, 2003, a second patent exclusively licensed to the Company was added to the lawsuit. As announced on January 23, 2006, Edwards Lifesciences settled this litigation with Medtronic. Edwards Lifesciences remains in litigation with Cook and W.L. Gore & Associates, each of which has answered and asserted various affirmative defenses and counterclaims.

        On May 9, 2007, Edwards Lifesciences filed a lawsuit against CoreValve, Inc. ("CoreValve"), alleging that CoreValve's ReValving System infringes on a European patent, one of the Andersen family of patents. The lawsuit was filed in the District Patent Court in Dusseldorf, Germany, seeking injunctive and declaratory relief. On May 11, 2007, and June 20, 2007, CoreValve filed lawsuits in London, United Kingdom, and Munich, Germany, respectively, against the three inventors of this patent alleging that the patent is invalid. The Company then asserted that CoreValve's ReValving System infringes the Andersen patent in the United Kingdom. Edwards Lifesciences recently purchased the Andersen patent family and now has the exclusive right, as owner instead of licensee, to enforce the patents and to conduct the defense in the invalidity proceedings. On February 12, 2008, the Company filed a lawsuit against CoreValve in the United States alleging infringement of three of the Andersen patents.

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.    LEGAL PROCEEDINGS (Continued)

        On February 1, 2008, Cook filed a lawsuit in the District Patent Court in Dusseldorf, Germany against Edwards Lifesciences alleging that the Edwards SAPIEN transcatheter heart valve infringes on a Cook patent. The Company will vigorously defend the lawsuit.

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

18.    SEGMENT INFORMATION

        Edwards Lifesciences conducts operations worldwide and is managed in four geographical regions: North America, Europe, Japan and Intercontinental. The North America region includes the United States, Canada and Puerto Rico. The Intercontinental region covers Latin America, Asia and the rest of the world (excluding North America, Europe and Japan). All regions sell products that are used to treat advanced cardiovascular disease. In December 2005, based on continuing changes in how certain financial information is used to assess performance and allocated resources, Edwards Lifesciences determined that its four geographic regions are reportable segments as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

        The Company evaluates the performance of its segments based on net sales and income before provision for income taxes ("pre-tax income"). The accounting policies of the segments are substantially the same as those described in Note 2. Net sales and pre-tax income of reportable segments are based on internally derived standard foreign exchange rates, which may differ from year to year, and do not include inter-segment profits. Because of the interdependence of the reportable segments, the operating profit as presented may not be representative of the geographical distribution that would occur if the segments were not interdependent.

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.    SEGMENT INFORMATION (Continued)

        Certain items are maintained at the corporate level and are not allocated to the segments. The non-allocated items include most of the Company's amortization expense, net interest expense, global marketing expenses, corporate research and development expenses, United States manufacturing variances, corporate headquarters costs, special charges (such as in-process research and development and special charges (gains), net), foreign currency and interest rate hedging activities and certain litigation costs. Although most of the Company's depreciation expense is included in segment pre-tax income, due to the Company's methodology for cost build-up it is impractical to determine the amount of depreciation expense included in each segment. The Company neither discretely allocates assets to its operating segments, nor evaluates the operating segments using discrete asset information.

        The table below presents information about Edwards Lifesciences' reportable segments (in millions):

	Years Ended December 31,
	2007	2006	2005
Net Sales
North America	$508.5	$498.6	$472.9
Europe	234.2	219.0	199.2
Japan	182.9	178.6	185.4
Intercontinental	87.3	99.0	93.0

Total segment net sales	$1,012.9	$995.2	$950.5

Pre-Tax Income
North America	$266.1	$264.2	$252.4
Europe	58.0	53.7	45.3
Japan	71.9	67.5	65.4
Intercontinental	15.5	14.2	12.7

Total pre-tax income	$411.5	$399.6	$375.8

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.    SEGMENT INFORMATION (Continued)

        The table below presents reconciliations of segment net sales to consolidated net sales and segment pre-tax income to consolidated pre-tax income (in millions):

	Years Ended December 31,
	2007	2006	2005
Net Sales Reconciliation
Segment net sales	$1,012.9	$995.2	$950.5
Foreign currency	78.2	41.8	47.4

Consolidated net sales	$1,091.1	$1,037.0	$997.9

Pre-tax Income Reconciliation
Segment pre-tax income	$411.5	$399.6	$375.8
Unallocated amounts:
Corporate items	(262.7)	(249.4)	(220.8)
Special (charges) gains, net	(23.3)	4.5	(49.4)
Interest expense, net	(1.4)	(2.7)	(9.7)
Foreign currency	25.7	20.3	20.8

Consolidated pre-tax income	$149.8	$172.3	$116.7

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.    SEGMENT INFORMATION (Continued)

Enterprise-Wide Information

        Enterprise-wide information is based on foreign exchange rates used in the Company's consolidated financial statements.

	As of or for the Years Ended December 31,
	2007	2006	2005
	(in millions)
Net Sales by Geographic Area
United States	$486.6	$477.9	$455.9
Other countries	604.5	559.1	542.0

	$1,091.1	$1,037.0	$997.9

Net Sales by Major Product Area
Heart Valve Therapy	$515.0	$490.8	$469.3
Critical Care	397.8	349.8	324.1
Cardiac Surgery Systems	60.9 s	91.0	104.6
Vascular	90.0	75.9	66.1
Other Distributed Products	27.4	29.5	33.8

	$1,091.1	$1,037.0	$997.9

Long-Lived Tangible Assets by Geographic Area
United States	$197.9	$186.0	$158.2
Other countries	78.9	60.9	69.8

	$276.8	$246.9	$228.0

19.    SUBSEQUENT EVENT

        In January 2008, the Company completed the sale of certain assets related to the LifeStent peripheral vascular product line. This divestiture is part of the Company's ongoing strategy to focus resources on its core heart valve and critical care businesses. Under the terms of the sale agreement, the Company received an initial cash payment of $74.0 million at closing, and will receive up to an additional $65.0 million in cash upon the achievement of certain milestones, including the receipt of United States regulatory approval of the LifeStent products for a superficial femoral artery indication and the transfer of LifeStent device manufacturing. The Company has agreed to provide transition services until the earlier of mid-2010 or the transfer of manufacturing to the buyer.

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.    SUBSEQUENT EVENT (Continued)

        As of December 31, 2007, the LifeStent assets sold as part of this agreement were accounted for as "assets held for sale" under the guidance of SFAS 144, and were included on the Company's Consolidated Balance Sheet under the following captions and in the following segments (in millions):

	North America	Europe	Intercontinental	Total
Inventories, net	$16.9	$4.1	$0.2	$21.2
Property, plant and equipment, net	7.4	—	—	7.4
Other intangible assets, net	3.7	4.7	—	8.4

Total	$28.0	$8.8	$0.2	$37.0

        The Company expects that it will record a pre-tax loss of approximately $7 million (which includes a $34.6 million write-off of goodwill associated with this product line) related to the sale in the first quarter of 2008.

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20.    QUARTERLY FINANCIAL RESULTS AND MARKET FOR THE COMPANY'S STOCK (UNAUDITED)

Years Ended December 31,	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(in millions, except per share data)
2007
Net sales	$264.1	$272.6	$261.4	$293.0	$1,091.1
Gross profit	170.9	177.9	170.7	193.4	712.9
Net income(a)	33.2	34.9	29.1	15.8	113.0
Earnings per common share(a):
Basic	0.57	0.61	0.51	0.28	1.97
Diluted	0.54	0.57	0.48	0.27	1.87
Market price:
High	$52.51	$52.95	$50.79	$52.86	$52.95
Low	46.06	48.15	45.55	45.84	45.55
2006
Net sales	$256.7	$267.3	$247.4	$265.6	$1,037.0
Gross profit	163.6	171.6	160.0	168.2	663.4
Net income(b)	45.9	36.1	27.8	20.7	130.5
Earnings per common share(b):
Basic	0.77	0.61	0.48	0.36	2.23
Diluted	0.73	0.58	0.45	0.34	2.10
Market price:
High	$47.32	$46.11	$47.50	$48.47	$48.47
Low	41.00	42.01	41.55	42.29	41.00

(a)
The fourth quarter of 2007 includes (1) a $13.9 million charge related to a worldwide realignment of resources, including a global reduction in workforce, the sale of the LifeStent product line, and the termination of the Company's intra-aortic balloon pump distribution agreement in Japan, (2) a $11.2 million charge related to the termination of the Puerto Rico pension plan and an adjustment to the Switzerland pension plan, as described in Note 12, (3) a $2.5 million charge resulting from the reversal of the insurance settlement gain recorded in the third quarter of 2007, and (4) a $1.8 million gain from the sale of real estate development rights.

(b)
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

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20.    QUARTERLY FINANCIAL RESULTS AND MARKET FOR THE COMPANY'S STOCK (UNAUDITED) (Continued)

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

        The fourth quarter of 2006 includes (1) a $10.0 million charge for the contractual transcatheter clinical milestone obligation to PVT's former shareholders, (2) a $7.3 million charge related primarily to severance expenses associated with a global reduction in workforce, (3) an $8.8 million charge resulting from the discontinuance of the Optiwave Laser Ablation System, of which $2.0 million was recorded in cost of goods sold, and (4) a $6.1 million gain from the sale of the angiogenesis research and development project to Sangamo.

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21.    VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions From Reserves	Balance at End of Period
	(in millions)
Year ended December 31, 2007
Allowance for doubtful accounts(a)	$6.5	$2.7	$—	$(1.7)	$7.5
Inventory reserves(b)	13.2	7.1	0.5	(5.9)	14.9
Tax valuation allowance(c)	19.9	1.2	1.8	(1.8)	21.1
Litigation reserves(d)	10.5	6.0	—	(5.4)	11.1
Year ended December 31, 2006
Allowance for doubtful accounts(a)	$5.4	$2.3	$—	$(1.2)	$6.5
Inventory reserves(b)	12.3	9.0	—	(7.9)	13.2
Tax valuation allowance(c)	23.2	(4.6)	1.0	0.3	19.9
Litigation reserves(d)	2.7	11.5	—	(3.7)	10.5
Year ended December 31, 2005
Allowance for doubtful accounts(a)	$5.2	$1.6	$(0.2)	$(1.2)	$5.4
Inventory reserves(b)	15.5	7.1	(0.2)	(10.1)	12.3
Tax valuation allowance(c)	26.2	(7.2)	0.8	3.4	23.2
Litigation reserves(d)	2.0	2.4	—	(1.7)	2.7

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

(c)
The tax valuation allowances are provided for other-than-temporary impairments and unrealized losses related to certain unconsolidated affiliates that may not be recognized due to insufficient capital gains, and net operating loss carry forwards that may not be recognized due to insufficient taxable income.

(d)
The deductions related to litigation reserves represent settlements of litigation and reduced estimates of anticipated settlements.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    The Company's management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2007.

        Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are designed at a reasonable assurance level and are effective in providing reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        Management's Report on Internal Control Over Financial Reporting.    The Company's management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control—Integrated Framework, the Company's management concluded that its internal control over financial reporting was effective as of December 31, 2007. The effectiveness of the Company's internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

        Changes in Internal Control Over Financial Reporting.    There have been no changes in the Company's internal controls over financial reporting that were identified during the evaluation that occurred during the Company's fourth fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        This information required by this Item is set forth under the headings "Corporate Governance," "Executive Compensation and Other Matters—Executive Officers," and "Other Matters and Business—Additional Information and Business Practice Standards" and "—Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive proxy materials to be filed in connection with its 2008 Annual Meeting of Stockholders (the "Proxy Statement") (which Proxy Statement will be filed with the Securities

Item 10.    Directors, Executive Officers and Corporate Governance (Continued)

and Exchange Commission on or before April 18, 2008). The information required by this Item to be contained in the Proxy Statement is incorporated herein by reference.

Item 11.    Executive Compensation

        The information contained under the heading "Executive Compensation and Other Information" in the Proxy Statement is incorporated herein by reference. The Report of the Compensation and Governance Committee required by Item 407(e)(5) of Regulation S-K is not incorporated herein.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information contained under the headings "Security Ownership of Certain Beneficial Owners and Management" and "The Long-Term Stock Incentive Compensation Program—Equity Compensation Plan Information" in the Proxy Statement is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information contained under the heading "Other Matters and Business—Related Party Transactions" and under the heading "Corporate Governance—Director Independence" in the Proxy Statement is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        The information contained under the heading "Audit Matters—Fees Paid to Principal Accountants" in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Edwards Lifesciences Corporation (incorporated by reference to Exhibit 3.1 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended March 31, 2003, under the Securities Exchange Act of 1934)
3.2
Amended and Restated Bylaws of Edwards Lifesciences Corporation (as amended and restated on September 17, 2007 (incorporated by reference to Exhibit 3.2 in Edwards Lifesciences' report on Form 8-K filed on September 19, 2007 under the Securities Exchange Act of 1934)
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
10.10
Receivables Purchase Agreement, dated as of December 21, 2000, by and among Edwards Lifesciences Financing LLC, a Delaware limited liability company, Edwards Lifesciences LLC, a Delaware limited liability company, Blue Ridge Asset Funding Corporation, a Delaware corporation, and Wachovia Bank, N.A. (incorporated by reference to Exhibit 10.38 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2002, under the Securities Exchange Act of 1934)
10.11
Amendment No. 1 to Receivables Purchase Agreement, dated as of February 1, 2001, by and among Edwards Lifesciences Financing LLC, a Delaware limited liability company, Edwards Lifesciences LLC, a Delaware limited liability company, Blue Ridge Asset Funding Corporation, a Delaware corporation, and Wachovia Bank, N.A. (incorporated by reference to Exhibit 10.39 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2002, under the Securities Exchange Act of 1934)

10.12
Second Amendment to Receivables Purchase Agreement, dated as of September 20, 2001, by and among Edwards Lifesciences Financing LLC, a Delaware limited liability company, Edwards Lifesciences LLC, a Delaware limited liability company, Blue Ridge Asset Funding Corporation, a Delaware corporation, the Liquidity Banks and Wachovia Bank, N.A. (incorporated by reference to Exhibit 10.40 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2002, under the Securities Exchange Act of 1934)
10.13
Third Amendment to Receivables Purchase Agreement, dated as of March 8, 2002, by and among Edwards Lifesciences Financing LLC, a Delaware limited liability company, Edwards Lifesciences LLC, a Delaware limited liability company, Blue Ridge Asset Funding Corporation, a Delaware corporation, the Liquidity Banks and Wachovia Bank, N.A. (incorporated by reference to Exhibit 10.41 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2002, under the Securities Exchange Act of 1934)
10.14
Fourth Amendment to Receivables Purchase Agreement, dated as of December 23, 2002, by and among Edwards Lifesciences Financing LLC, a Delaware limited liability company, Edwards Lifesciences LLC, a Delaware limited liability company, Blue Ridge Asset Funding Corporation, a Delaware corporation, the Liquidity Banks and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.17 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2004, under the Securities Exchange Act of 1934)
10.15
Forbearance Agreement and Fifth Amendment to Receivables Purchase Agreement, dated as of March 3, 2004, by and among Edwards Lifesciences Financing LLC, a Delaware limited liability company, Edwards Lifesciences LLC, a Delaware limited liability company, Blue Ridge Asset Funding Corporation, a Delaware corporation, the Liquidity Banks and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.18 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2004, under the Securities Exchange Act of 1934)
10.16
Sixth Amendment to Receivables Purchase Agreement, dated as of December 20, 2004, by and among Edwards Lifesciences Financing LLC, a Delaware limited liability company, Edwards Lifesciences LLC, a Delaware limited liability company, Blue Ridge Asset Funding Corporation, a Delaware corporation, the Liquidity Banks and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.19 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2004, under the Securities Exchange Act of 1934)
10.17
Seventh Amendment to Receivables Purchase Agreement, dated as of September 17, 2005, by and among Edwards Lifesciences Financing LLC, a Delaware limited liability company, Edwards Lifesciences LLC, a Delaware limited liability company, Blue Ridge Asset Funding Corporation, a Delaware corporation, The Liquidity Banks and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.2 in Edwards Lifesciences' report on Form 8-K filed on September 30, 2005 under the Securities Exchange Act of 1934)

10.18
Eighth Amendment to Receivables Purchase Agreement, dated as of September 19, 2006, by and among Edwards Lifesciences Financing LLC, a Delaware limited liability company, Edwards Lifesciences LLC, a Delaware limited liability company, Variable Funding Capital Company LLC (as assignee of Blue Ridge Asset Funding Corporation) and Wachovia Bank, National Association (incorporated by reference to Edwards Lifesciences' report on Form 8-K, filed September 20, 2006, under the Securities Exchange Act of 1934)
10.19
Ninth Amendment to Receivables Purchase Agreement, dated as of September 18, 2007, by and among Edwards Lifesciences Financing LLC, a Delaware limited liability company, Edwards Lifesciences LLC, a Delaware limited liability company, Variable Funding Capital Company LLC (as assignee of Blue Ridge Asset Funding Corporation) and Wachovia Bank, National Association (incorporated by reference to Edwards Lifesciences' report on Form 8-K, filed September 21, 2007, under the Securities Exchange Act of 1934)
*10.20
Receivables Purchase Agreement, dated December 4, 2002, by and among Edwards Lifesciences Limited, a Japanese corporation, Apreco, Inc., a Delaware corporation, and Citilease Company Limited, a Japanese corporation (incorporated by reference to Exhibit 10.42 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2002, under the Securities Exchange Act of 1934)
10.21
Memorandum, dated December 3, 2005, by and among Edwards Lifesciences Limited, a Japanese corporation, Apreco, Inc., a Delaware corporation, and Citilease Company Limited, a Japanese corporation (incorporated by reference to Exhibit 10.23 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2005, under the Securities Exchange Act of 1934)
*10.22
Long-Term Stock Incentive Compensation Program (as amended and restated as of March 6, 2007) (incorporated by reference to Exhibit 10.1 in Edwards Lifesciences' report on Form 8-K, filed May 16, 2007, under the Securities Exchange Act of 1934)
10.23
Nonemployee Directors Stock Incentive Program (amended and restated as of May 10, 2007) (incorporated by reference to Exhibit 10.3 in Edwards Lifesciences' report on Form 8-K, filed May 16, 2007, under the Securities Exchange Act of 1934)
10.24
2001 Employee Stock Purchase Plan for United States Employees (as amended and restated as of February 15, 2007) (incorporated by reference to Exhibit 10.2 in Edwards Lifesciences' report on Form 8-K, filed May 16, 2007, under the Securities Exchange Act of 1934)
10.25
2001 Employee Stock Purchase Plan for International Employees (as amended and restated as on September 13, 2005) (incorporated by reference to Exhibit 10.28 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2005, under the Securities Exchange Act of 1934)
*10.26
Edwards Lifesciences Corporation Incentive Plan Guidelines (incorporated by reference to Exhibit 10.26 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2004, under the Securities Exchange Act of 1934)
*10.27	Edwards Lifesciences Corporation Officer Perquisite Program Guidelines (as of January 2008)

10.28
Asset Purchase Agreement, dated as of December 6, 2007, among Edwards Lifesciences LLC, a Delaware limited liability company, Edwards Lifesciences A.G., a Swiss corporation, C. R. Bard, Inc., a New Jersey corporation, and Angiomed GMGH & Co., Medizintechnik KG, a German limited partnership (incorporated by reference to Exhibit 10.1 in Edwards Lifesciences' report on Form 8-K, filed January 11, 2008, under the Securities Exchange Act of 1934)
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

EDWARDS LIFESCIENCES CORPORATION
February 28, 2008	By:	/s/ MICHAEL A. MUSSALLEM Michael A. Mussallem Chairman of the Board and Chief Executive Officer

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

Signature	Title	Date

/s/ MICHAEL A. MUSSALLEM Michael A. Mussallem	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 28, 2008
/s/ THOMAS M. ABATE Thomas M. Abate	Corporate Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2008
/s/ MIKE R. BOWLIN Mike R. Bowlin	Director	February 28, 2008
/s/ JOHN T. CARDIS John T. Cardis	Director	February 28, 2008

/s/ ROBERT A. INGRAM Robert A. Ingram	Director	February 28, 2008
/s/ VERNON R. LOUCKS JR. Vernon R. Loucks Jr.	Director	February 28, 2008
/s/ BARBARA J. MCNEIL, M.D., PH.D. Barbara J. McNeil, M.D., Ph.D.	Director	February 28, 2008
/s/ PHILIP M. NEAL Philip M. Neal	Director	February 28, 2008
/s/ DAVID E.I. PYOTT David E.I. Pyott	Director	February 28, 2008

QuickLinks

EDWARDS LIFESCIENCES CORPORATION Form 10-K Annual Report—2007 Table of Contents
PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2007
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
EDWARDS LIFESCIENCES CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART III
PART IV
SIGNATURES