Form 10-Q
period 2008-03-31
EDWARDS LIFESCIENCES CORP
filed 2008-05-09
CIK 1099800

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The number of shares outstanding of the registrant's common stock, $1.00 par value, as of April 30, 2008 was 54,854,637.

EDWARDS LIFESCIENCES CORPORATION

FORM 10-Q
For the quarterly period ended March 31, 2008

Part I. Financial Information

Item 1. Financial Statements

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(in millions, except par value; unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$162.9	$141.8
Short-term investments (Note 3)	26.7	49.4
Accounts and other receivables, net of allowances of $8.1 and $7.5, respectively	155.3	145.3
Inventories, net	139.5	152.6
Deferred income taxes	34.8	30.2
Prepaid expenses	30.8	25.4
Other current assets	41.6	37.0

Total current assets	591.6	581.7
Property, plant and equipment, net	223.6	228.2
Goodwill	315.7	350.3
Other intangible assets, net	111.9	122.5
Investments in unconsolidated affiliates	28.0	34.3
Deferred income taxes	19.7	13.8
Other assets	19.8	14.3

	$1,310.3	$1,345.1

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$241.6	$225.4
Convertible debt	150.0	150.0

Total current liabilities	391.6	375.4

Long-term debt	62.9	61.7

Other long-term liabilities	78.2	73.0

Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock, $.01 par value, authorized 50.0 shares, no shares outstanding	—	—
Common stock, $1.00 par value, 350.0 shares authorized, 68.9 and 68.6 shares issued, and 54.6 and 56.6 shares outstanding at March 31, 2008 and December 31, 2007, respectively	68.9	68.6
Additional contributed capital	695.0	680.6
Retained earnings	566.8	548.6
Accumulated other comprehensive income	17.2	7.5
Treasury stock, at cost, 14.3 and 12.0 shares at March 31, 2008 and December 31, 2007, respectively	(570.3)	(470.3)

Total stockholders' equity	777.6	835.0

	$1,310.3	$1,345.1

The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in millions, except per share information; unaudited)

	Three Months Ended March 31,
	2008	2007
Net sales	$296.8	$264.1
Cost of goods sold	102.9	93.2

Gross profit	193.9	170.9
Selling, general and administrative expenses	114.6	98.6
Research and development expenses	32.9	28.8
Special charges, net (Note 2)	10.1	—
Interest expense, net	0.4	0.2
Other expense (income), net	1.2	(1.3)

Income before provision for income taxes	34.7	44.6
Provision for income taxes	16.5	11.4

Net income	$18.2	$33.2

Share information (Note 11)
Earnings per share:
Basic	$0.32	$0.57
Diluted	$0.31	$0.54
Weighted-average number of common shares outstanding:
Basic	56.1	57.9
Diluted	58.5	63.5

The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in millions; unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities
Net income	$18.2	$33.2
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	13.5	13.4
Stock-based compensation (Note 8)	6.6	6.9
Deferred income taxes	(2.5)	3.1
Special charges, net	9.2	—
Other	0.7	(2.0)
Changes in operating assets and liabilities:
Accounts and other receivables, net	(3.3)	2.9
Inventories	(0.2)	0.9
Accounts payable and accrued liabilities	(13.3)	(16.3)
Prepaid expenses and other current assets	(2.9)	(6.3)
Other	3.9	0.5

Net cash provided by operating activities	29.9	36.3
Cash flows from investing activities
Capital expenditures	(9.1)	(13.6)
Investments in unconsolidated affiliates, net	1.4	(0.9)
Investments in trading securities, net	—	(0.2)
Proceeds from investments (Note 3)	16.6	—
Proceeds from sale of assets (Note 2)	74.0	2.4
Acquisition milestone payment	—	(9.5)

Net cash provided by (used in) investing activities	82.9	(21.8)
Cash flows from financing activities
Proceeds from issuance of long-term debt	13.2	17.6
Payments on long-term debt	(20.2)	(29.4)
Purchases of treasury stock	(100.0)	(24.8)
Proceeds from stock plans	6.2	11.7
Excess tax benefit from stock plans	1.3	3.7
Other	0.9	4.4

Net cash used in financing activities	(98.6)	(16.8)
Effect of currency exchange rate changes on cash and cash equivalents	6.9	(0.3)

Net increase (decrease) in cash and cash equivalents	21.1	(2.6)
Cash and cash equivalents at beginning of period	141.8	182.8

Cash and cash equivalents at end of period	$162.9	$180.2

The accompanying notes are an integral part of these
consolidated condensed financial statements.

1. BASIS OF PRESENTATION

        The accompanying interim consolidated condensed financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

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

Recently Adopted Accounting Standards

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"), which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. The Company's adoption of SFAS No. 157, except as it applies to those non-financial assets and liabilities affected by the one-year delay, did not have a material impact on the Company's consolidated financial statements. The Company does not expect the adoption of SFAS 157 related to its non-financial assets and liabilities to have a material impact on its consolidated financial statements. See Note 6 for further information.

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"). SFAS 158 requires employers to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability on its balance sheet and to recognize changes in that funded status in comprehensive income. In addition, SFAS 158 requires employers to measure the funded status of a plan as of the date of its year-end balance sheet.

        SFAS 158 provides different effective dates for the recognition and related disclosure provisions, and for the required change to a fiscal year-end measurement date. In December 2006, the Company applied the requirements to recognize the funded status of its benefit plans and made the required disclosures. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end balance sheet is effective for the Company for the fiscal year ending December 31, 2008. SFAS 158 provides two approaches for transitioning to a fiscal year-end measurement date. The Company will adopt the measurement date provisions using the "one measurement" approach. Under this approach, the Company will use the measurement determined as of October 31, 2007 and will recognize the net benefit expense for the transition period from November 1, 2007 through December 31, 2007 in retained earnings at December 31, 2008. The adoption of the measurement date provisions of SFAS 158 will not have a material impact on the Company's consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 allows reporting entities to choose to measure many financial instruments at fair value and incorporates an amendment to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which is applicable to all entities with trading securities or securities that are considered to be available for sale. The provisions within SFAS 159 are effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 effective January 1, 2008. The Company has not elected the fair value option for its financial instruments. As required by SFAS 159, the Company has reclassified all cash flows related to its trading securities from operating to investing activities in the consolidated condensed statements of cash flows.

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

New Accounting Standards Not Yet Adopted

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Among other requirements, SFAS 141R expands the definition of a business combination, requires acquisitions to be accounted for at fair value, and requires transaction costs and restructuring charges to be expensed. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. SFAS 141R will impact the Company if it is involved in a business combination.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 requires enhanced disclosures about an entity's derivative instruments and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS 161 to have a material impact on its consolidated financial statements.

2. SPECIAL CHARGES, NET

	Three Months Ended March 31,
	2008	2007
	(in millions)
Loss on sale of product line	$8.1	$—
Litigation settlement	2.1	—
Realignment expenses, net	(0.1)	—

Special charges, net	$10.1	$—

  Loss on Sale of Product Line

        In January 2008, the Company completed the sale of certain assets related to the LifeStent peripheral vascular product line. This divestiture is part of the Company's ongoing strategy to focus resources on its core heart valve and critical care businesses. Under the terms of the sale agreement, the Company received an initial cash payment of $74.0 million at closing, and will receive up to an additional $65.0 million in cash upon the achievement of certain milestones, including the receipt of United States regulatory approval of the LifeStent products for a superficial femoral artery indication and the transfer of LifeStent device manufacturing. The Company agreed to provide transition services until the earlier of mid-2010 or the transfer of manufacturing to the buyer. Because of the Company's continued involvement in the operations of LifeStent after its sale, the Company did not report the loss on disposition or the results of LifeStent's operations as discontinued operations.

        In connection with this transaction, the Company recorded a pre-tax loss of $8.1 million consisting of the cash proceeds of $74.0 million, offset by a $34.6 million write-off of goodwill associated with this product line, $36.9 million related to the net book value of inventory, fixed assets and intangible assets that were sold, $6.9 million of deferred revenue related to the transition services the Company has agreed to provide, and $3.7 million of transaction and other costs related to the sale.

  Litigation Settlement

        In March 2008, the Company recorded a $2.1 million charge for the settlement of litigation related to its divested United States perfusion services business. Under the terms of the divestiture, this was the Company's last outstanding case.

  Realignment Expenses, net

        In December 2007, the Company recorded realignment expenses of $13.9 million primarily related to (1) severance expenses associated with the sale of the Company's LifeStent product line and a global reduction in workforce, primarily in the United States, Europe and Japan (impacting approximately 180 employees), and (2) the termination of the Company's intra-aortic balloon pump distribution agreement in Japan. As of March 31, 2008, remaining payments of $8.9 million are expected to be paid in 2008.

        In March 2008, the Company recorded a $1.3 million charge for executive severance associated with the Company's business realignment, offset by a $1.4 million reversal of previously accrued severance costs from the fourth quarter of 2007 related to the sale of the LifeStent product line.

3. INVESTMENTS

        The Company holds an investment in the Bank of America Columbia Strategic Cash fund, a private placement money market mutual fund, which was closed to new subscriptions or redemptions in December 2007, resulting in the Company's inability to immediately redeem its investments for cash. During the three months ended March 31, 2008, the Company recognized a loss of $0.6 million, included in "Other Expense (Income), net," related to the estimated realizable value of this fund, and received cash redemptions of $16.6 million. The fair value of the Company's remaining investment in this fund as of March 31, 2008 and December 31, 2007 was estimated to be $32.2 million and $49.4 million, respectively, based on the net asset value of the fund. Based on information received from the fund manager regarding the timing of the expected redemptions, the Company expects to receive cash redemptions for approximately $26.7 million through the first quarter of 2009, which has been classified as "Short-term Investments" on the accompanying consolidated condensed balance sheet as of March 31, 2008. The remaining $5.5 million of the investment is expected to be received after the first quarter of 2009, and has been classified as "Other Assets." The entire investment of $49.4 million at December 31, 2007 was classified as "Short-term Investments" based on the redemption schedule communicated to the Company at that time.

4. INVENTORIES

        Inventories consisted of the following (in millions):

	March 31, 2008	December 31, 2007
Raw materials	$33.8	$30.5
Work in process	26.1	21.8
Finished products	79.6	100.3

	$139.5	$152.6

5. OTHER INTANGIBLE ASSETS

        Other intangible assets subject to amortization consisted of the following (in millions):

	Patents	Unpatented Technology	Other	Total
March 31, 2008
Cost	$204.9	$35.0	$13.7	$253.6
Accumulated amortization	(116.2)	(22.8)	(2.7)	(141.7)

Net carrying value	$88.7	$12.2	$11.0	$111.9

December 31, 2007
Cost	$214.1	$35.0	$17.4	$266.5
Accumulated amortization	(118.7)	(22.2)	(3.1)	(144.0)

Net carrying value	$95.4	$12.8	$14.3	$122.5

        Patents includes $9.6 million of capitalized legal costs related to the defense and enforcement of issued patents for which success is deemed probable as of March 31, 2008.

        In January 2008, the Company completed the sale of certain assets related to the LifeStent peripheral vascular product line (see Note 2). This transaction resulted in a net reduction in "Other Intangible Assets, net" of $7.8 million.

        Amortization expense related to other intangible assets was $4.6 million and $4.2 million for the three months ended March 31, 2008 and 2007, respectively. Estimated amortization expense for each of the years ending December 31 is as follows (in millions):

2008	$18.4
2009	17.2
2010	13.9
2011	12.0
2012	11.4

6. FAIR VALUE MEASUREMENTS

        The Company adopted SFAS 157 as of January 1, 2008. As explained in Note 1, the Company has only adopted the provisions of SFAS 157 with respect to its financial assets and liabilities and non-financial assets and liabilities that are measured at fair value on a recurring basis. The Company has deferred the application of the provisions of this statement to its non-financial assets and liabilities in accordance with FSP 157-2. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to determine fair values. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

        Level 1—Quoted market prices in active markets for identical assets or liabilities.

        Level 2—Inputs, other than quoted prices in active markets, that are observable, either directly or indirectly.

        Level 3—Unobservable inputs that are not corroborated by market data.

        In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety.

        The following table summarizes the Company's financial instruments which are measured at fair value on a recurring basis as of March 31, 2008 (in millions):

	Level 1	Level 2	Level 3	Total
Assets
Investment in the Bank of America Columbia Strategic Cash fund	$—	$—	$32.2	$32.2
Investments held for executive deferred compensation plan	13.7	—	—	13.7
Investments in unconsolidated affiliates	18.6	—	—	18.6
Residual interest in accounts receivable securitizations	—	—	13.2	13.2

	$32.3	$—	$45.4	$77.7

Liabilities
Derivatives	$—	$13.4	$—	$13.4

	$—	$13.4	$—	$13.4

        The following table summarizes the changes in fair value of the Company's financial assets and liabilities that have been classified as Level 3 for the three months ended March 31, 2008 (in millions):

	Investment in the Columbia Strategic Cash Fund	Residual Interest in Accounts Receivable Securitizations	Total
Balance at December 31, 2007	$49.4	$8.8	$58.2
Total gains or losses (realized and unrealized):
Included in earnings (a)	(0.6)	—	(0.6)
Included in other comprehensive income	—	—	—
Purchases, sales, issuances, and settlements	(16.6)	4.4	(12.2)
Transfers in and/or out of Level 3	—	—	—

Balance at March 31, 2008	$32.2	$13.2	$45.4

  (a)
  Recorded as a component of "Other Expense (Income), net" in the consolidated condensed statement of operations.

        The Company's investment in the Bank of America Columbia Strategic Cash fund, a private placement money market mutual fund, was closed to new subscriptions or redemptions in December 2007, resulting in the Company's inability to immediately redeem its investment for cash. The fair value of the Company's remaining investment in this fund was estimated based on the net asset value of the fund. The fair value of the underlying securities held by the fund was determined based on quoted market prices or broker quotes, when possible. In the absence of observable market quotations, the underlying securities were valued based on alternative valuation techniques using inputs that may not be observable. In these cases, the fair value was based on available information believed to be reliable, which may be affected by conditions in the financial markets. Different market participants may reach different opinions as to the value of any particular security based on their varying market outlooks, the market information available to them, and the particular circumstances of their portfolios. The Company has procedures to independently verify and test valuations received from third parties.

        The Company estimates the fair value of the residual interest in accounts receivable securitizations using the net carrying amount of the accounts receivables less the discount paid on the sale of the receivables. This amount is calculated using future expected credit losses and calculated contractual rebates to distributors to determine the future expected cash flows, which generally approximate fair value given the securitized portfolio's short-term weighted-average life.

7. DEFINED BENEFIT PLANS

        The components of net periodic benefit costs for the three months ended March 31, 2008 and 2007 were as follows (in millions):

	Three Months Ended March 31,
	2008	2007
Service cost	$1.0	$0.6
Employee contributions	—	—
Interest cost	0.3	0.6
Expected return on plan assets	(0.2)	(0.6)
Amortization of prior service cost and other	—	0.1

Net periodic pension benefit cost	$1.1	$0.7

8. STOCK-BASED COMPENSATION

        Stock-based compensation expense related to awards issued under the Company's incentive compensation plans for the three months ended March 31, 2008 and 2007 was as follows (in millions):

	Three Months Ended March 31,
	2008	2007
Cost of goods sold	$0.6	$0.8
Selling, general and administrative expenses	4.6	4.9
Research and development expense	1.4	1.2

Total stock-based compensation expense	$6.6	$6.9

        At March 31, 2008, the total remaining compensation cost related to unvested stock options, restricted stock units and employee stock purchase subscription awards amounted to $43.1 million and will be amortized on a straight-line basis over a weighted-average vesting period of approximately 28 months.

  Fair Value Disclosures

        The Black-Scholes option pricing model was used with the following weighted-average assumptions for options granted during the following periods:

  Option Awards

	Three Months Ended March 31,
	2008	2007
Risk-free interest rate	2.7%	4.7%
Expected dividend yield	None	None
Expected volatility	18.5%	22.6%
Expected term (years)	4.9	4.8
Fair value, per share	$9.77	$15.09

        The Black-Scholes option pricing model was used with the following weighted-average assumptions for employee stock purchase plan ("ESPP") subscriptions granted during the following periods:

  ESPP

	Three Months Ended March 31,
	2008	2007
Risk-free interest rate	3.3%	5.0%
Expected dividend yield	None	None
Expected volatility	23.8%	34.7%
Expected term (years)	0.6	0.4
Fair value, per share	$10.58	$11.26

9. COMMITMENTS AND CONTINGENCIES

        On August 18, 2003, Edwards Lifesciences filed a lawsuit against Medtronic, Inc. and its affiliate, Medtronic Vascular, Inc. (collectively, "Medtronic"), Cook, Inc. ("Cook"), and W.L. Gore & Associates alleging infringement of a patent exclusively licensed to the Company. The lawsuit was filed in the United States District Court for the Northern District of California, seeking monetary damages and injunctive relief. On September 2, 2003, a second patent exclusively licensed to the Company was added to the lawsuit. As announced on January 23, 2006, Edwards Lifesciences settled this litigation with Medtronic. Edwards Lifesciences remains in litigation with Cook and W.L. Gore & Associates, each of which has answered and asserted various affirmative defenses and counterclaims. On March 18, 2008, the District Court granted summary judgment of non-infringement in favor of Cook and subsequently set a hearing for a summary judgment motion relating to the infringement claims against W.L. Gore & Associates.

        On May 9, 2007, Edwards Lifesciences filed a lawsuit against CoreValve, Inc. ("CoreValve"), alleging that CoreValve's ReValving System infringes on a European patent, one of the Andersen family of patents. The lawsuit was filed in the District Patent Court in Dusseldorf, Germany, seeking injunctive and declaratory relief. On May 11, 2007, and June 20, 2007, CoreValve filed lawsuits in London, United Kingdom, and Munich, Germany, respectively, against the three inventors of this patent alleging that the patent is invalid. The Company then asserted that CoreValve's ReValving System infringes the Andersen patent in the United Kingdom. Edwards Lifesciences subsequently purchased the Andersen patent family. On February 12, 2008, the Company filed a lawsuit against CoreValve in the United States alleging infringement of three of the Andersen patents.

        On February 1, 2008, Cook filed a lawsuit in the District Patent Court in Dusseldorf, Germany against Edwards Lifesciences alleging that the Edwards SAPIEN transcatheter heart valve infringes on a Cook patent. Edwards Lifesciences subsequently filed a lawsuit in London, United Kingdom, against Cook alleging that the patent is invalid.

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

        Edwards Lifesciences is subject to various environmental laws and regulations both within and outside of the United States. The operations of Edwards Lifesciences, like those of other medical device companies, involve the use of substances regulated under environmental laws, primarily in manufacturing and sterilization processes. While it is difficult to quantify the potential impact of compliance with environmental protection laws, management believes that such compliance will not have a material impact on Edwards Lifesciences' financial position, results of operations or liquidity.

10. COMPREHENSIVE INCOME

        Reconciliation of net income to comprehensive income is as follows (in millions):

	Three Months Ended March 31,
	2008	2007
Net income	$18.2	$33.2
Other comprehensive income:
Currency translation adjustments	18.0	2.6
Unrealized net (loss) gain on investments in unconsolidated affiliates, net of tax	(3.7)	0.2
Unrealized net loss on cash flow hedges, net of tax	(4.6)	(0.8)

Comprehensive income	$27.9	$35.2

11. EARNINGS PER SHARE

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

        The table below presents the computation of basic and diluted earnings per share (in millions, except per share information):

	Three Months Ended March 31,
	2008	2007
Basic:
Net income	$18.2	$33.2

Weighted-average shares outstanding	56.1	57.9

Basic earnings per share	$0.32	$0.57

Assuming dilution:
Net income	$18.2	$33.2
Interest expense related to contingently convertible debt, net of tax	—	1.0

Net income applicable to diluted shares	$18.2	$34.2

Weighted-average shares outstanding	56.1	57.9
Dilutive effect of contingently convertible debt	—	2.7
Dilutive effect of stock plans	2.4	2.9

Dilutive weighted-average shares outstanding	58.5	63.5

Diluted earnings per share	$0.31	$0.54

        Stock options and restricted stock units to purchase 3.4 million and 2.6 million shares for the three months ended March 31, 2008 and 2007, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. For the three months ended March 31, 2008, the effect of 2.7 million potential common share equivalents relating to the Company's $150.0 million convertible debentures due 2033 has been excluded from the computation of diluted earnings per share because the result would have been anti-dilutive.

12. INCOME TAXES

        The Federal Research and Development Credit expired at the end of 2007 and has not been extended into 2008. No benefit related to the Federal Research and Development Credit has been taken in the first quarter of 2008. If the credit is extended through 2008, the Company's income tax expense will be reduced.

        The effective income tax rates were 47.6% and 25.6% for the three months ended March 31, 2008 and 2007, respectively. The 2008 income tax rate increased primarily due to the tax effect on the sale of the LifeStent product line.

        As of March 31, 2008, the liability for income taxes associated with uncertain tax positions increased to $39.0 million from $36.4 million at December 31, 2007. As of March 31, 2008 and December 31, 2007, these liabilities can be reduced by $8.9 million and $8.0 million, respectively, of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments. The net amount of $30.1 million at March 31, 2008 and

$28.4 million at December 31, 2007, if recognized, would favorably affect the Company's effective tax rate. Changes to interest during the quarter were immaterial.

        During the third quarter of 2007, the Internal Revenue Service ("IRS") initiated an audit of the 2005 and 2006 tax years. This audit is expected to close in late 2008. No significant unexpected adjustments have been proposed.

        As a result of the IRS and other audits, the total liability for unrecognized tax benefits may change within the next twelve months due to either settlement of audits or expiration of statutes of limitations. The quantity and timing of potential tax payments cannot be estimated at this time. At March 31, 2008, the Company has concluded all United States federal income tax matters for years through 2004. All material state and local, and foreign income tax matters have been concluded for years through 2002.

13. SEGMENT INFORMATION

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

        The Company evaluates the performance of its segments based on net sales and income before provision for income taxes ("pre-tax income"). The accounting policies of the segments are substantially the same as those described in Note 2, Summary of Significant Accounting Policies, in the Company's Annual Report on Form 10-K for the year ended December 31, 2007. Net sales and pre-tax income of reportable segments are based on internally derived standard foreign exchange rates, which may differ from year to year, and do not include inter-segment profits. Because of the interdependence of the reportable segments, the operating profit as presented may not be representative of the geographical distribution that would occur if the segments were not interdependent.

        Certain items are maintained at the corporate level and are not allocated to the segments. The non-allocated items include net interest expense, global marketing expenses, corporate research and development expenses, United States manufacturing variances, corporate headquarters costs, in-process research and development, special charges, stock-based compensation, foreign currency hedging activities, certain litigation costs and most of the Company's amortization expense. Although most of the Company's depreciation expense is included in segment pre-tax income, due to the Company's methodology for cost build-up it is impractical to determine the amount of depreciation expense included in each segment. The Company neither discretely allocates assets to its operating segments, nor evaluates the operating segments using discrete asset information.

        The table below presents information about Edwards Lifesciences' reportable segments (in millions):

	Three Months Ended March 31,
	2008	2007
Net Sales
North America	$137.1	$129.4
Europe	85.3	58.1
Japan	37.4	42.1
Intercontinental	21.7	20.1

Total segment net sales	$281.5	$249.7

Pre-Tax Income
North America	$73.7	$70.7
Europe	25.9	15.2
Japan	15.7	15.0
Intercontinental	2.9	2.2

Total segment pre-tax income	$118.2	$103.1

        The table below presents reconciliations of segment net sales to consolidated net sales and segment pre-tax income to consolidated pre-tax income (in millions):

	Three Months Ended March 31,
	2008	2007
Net Sales Reconciliation
Segment net sales	$281.5	$249.7
Foreign currency	15.3	14.4

Consolidated net sales	$296.8	$264.1

Pre-Tax Income Reconciliation
Segment pre-tax income	$118.2	$103.1
Unallocated amounts:
Corporate items	(68.7)	(63.3)
Special charges, net	(10.1)	—
Interest expense, net	(0.4)	(0.2)
Foreign currency	(4.3)	5.0

Consolidated pre-tax income	$34.7	$44.6

Enterprise-Wide Information

        Enterprise-wide information is based on foreign exchange rates used in the Company's consolidated financial statements.

	Three Months Ended March 31,
	2008	2007
	(in millions)
Net Sales by Geographic Area
United States	$135.5	$124.1
Other countries	161.3	140.0

	$296.8	$264.1

Net Sales by Major Product and Service Area
Heart Valve Therapy	$146.7	$129.5
Critical Care	106.7	90.9
Cardiac Surgery Systems	21.4	16.8
Vascular	22.0	20.2
Other Distributed Products	—	6.7

	$296.8	$264.1

	March 31, 2008	December 31, 2007
	(in millions)
Long-Lived Tangible Assets by Geographic Area
United States	$187.5	$197.9
Other countries	83.9	78.9

	$271.4	$276.8

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends the forward-looking statements contained in this report to be covered by the safe harbor provisions of such Acts. All statements other than statements of historical fact in this report or referred to or incorporated by reference into this report are "forward-looking statements" for purposes of these sections. These statements include, among other things, any predictions of earnings, revenues, expenses or other financial items, any statements of plans, strategies and objectives of management for future operations, any statements concerning the Company's future operations, financial conditions and prospects, any statements regarding the timing of regulatory approvals or new product introductions, and any statement of assumptions underlying any of the foregoing. These statements can sometimes be identified by the use of the forward-looking words such as "may," "believe," "will," "expect," "project," "estimate," "should," "anticipate," "plan," "continue," "seek," "pro forma," "forecast," or "intend" or other similar words or expressions of the negative thereof. Investors are cautioned not to unduly rely on such forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause the Company's future business, financial condition, results of operations, or performance to differ materially from the Company's historical results or those expressed in any forward-looking statements contained in this report. Investors should carefully review the information contained in, or incorporated by reference into, the Company's annual report on Form 10-K for the year ended December 31, 2007 for a description of certain of these risks and uncertainties.

Overview

        Edwards Lifesciences Corporation ("Edwards Lifesciences" or the "Company") is a global provider of technologies that are designed to treat advanced cardiovascular disease. Edwards Lifesciences focuses on providing products and technologies to address specific cardiovascular conditions including heart valve disease, critical care technologies and peripheral vascular disease.

        The products and technologies provided by Edwards Lifesciences to treat advanced cardiovascular disease are categorized into five main areas: Heart Valve Therapy, Critical Care, Cardiac Surgery Systems, Vascular and Other Distributed Products.

        Edwards Lifesciences' Heart Valve Therapy portfolio is comprised of tissue heart valves and heart valve repair products. A pioneer in the development and commercialization of heart valve products, Edwards Lifesciences is the world's leading manufacturer of tissue heart valves and repair products used to replace or repair a patient's diseased or defective heart valve. In the Critical Care area, Edwards Lifesciences is a world leader in hemodynamic monitoring equipment used to measure a patient's cardiovascular function and in disposable pressure transducers, and also provides central venous access products for fluid and drug delivery. The Company's Cardiac Surgery Systems portfolio comprises a diverse line of products for use during cardiac surgery including cannula, EMBOL-X technologies, and other disposable products used during cardiopulmonary bypass procedures. Cardiac Surgery Systems also included transmyocardial revascularization ("TMR") products until March 2007 when the Company sold the distribution rights to its TMR products. In December 2007, the Company acquired the CardioVations line of products used in minimally invasive heart valve surgery. Edwards Lifesciences' Vascular portfolio includes a line of balloon catheter-based products, surgical clips and inserts, artificial implantable grafts, and stents ("LifeStent" products) used in the treatment of peripheral vascular disease. The Company sold the LifeStent product line in January 2008, but will continue to manufacture these products for the buyer until the earlier of mid-2010 or the transfer of manufacturing to the buyer. Lastly, Other Distributed Products consisted primarily of intra-aortic balloon pumps. This business was terminated at the end of 2007.

        The healthcare marketplace continues to be competitive with strong global and local competitors. The Company competes with many companies, ranging from small start-up enterprises to companies that are larger and more established than Edwards Lifesciences with access to significant financial resources. Furthermore, rapid product development and technological change characterize the market in which the Company competes. Global demand for healthcare is increasing as the population ages. There is mounting pressure to contain healthcare costs in the face of this increasing demand, which has resulted in pricing and market share pressures. The cardiovascular segment of the medical device industry is dynamic and technology, cost-of-care considerations, regulatory reform, industry and customer consolidation, and evolving patient needs are expected to continue to drive change.

Recently Adopted Accounting Standards

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"), which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. The Company's adoption of SFAS No. 157, except as it applies to those non-financial assets and liabilities affected by the one-year delay, did not have a material impact on the Company's consolidated financial statements. The Company does not expect the adoption of SFAS 157 related to its non-financial assets and liabilities to have a material impact on its consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"). SFAS 158 requires employers to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability on its balance sheet and to recognize changes in that funded status in comprehensive income. In addition, SFAS 158 requires employers to measure the funded status of a plan as of the date of its year-end balance sheet.

        SFAS 158 provides different effective dates for the recognition and related disclosure provisions, and for the required change to a fiscal year-end measurement date. In December 2006, the Company applied the requirements to recognize the funded status of its benefit plans and made the required disclosures. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end balance sheet is effective for the Company for the fiscal year ending December 31, 2008. SFAS 158 provides two approaches for transitioning to a fiscal year-end measurement date. The Company will adopt the measurement date provisions using the "one measurement" approach. Under this approach, the Company will use the measurement determined as of October 31, 2007 and will recognize the net benefit expense for the transition period from November 1, 2007 through December 31, 2007 in retained earnings at December 31, 2008. The adoption of the measurement date provisions of SFAS 158 will not have a material impact on the Company's consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 allows reporting entities to choose to measure many financial instruments at fair value and incorporates an amendment to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which is applicable to all entities with trading securities or securities that are considered to be available for sale. The provisions within SFAS 159 are effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 effective January 1, 2008. The Company has not elected the fair value option for its financial instruments. As required by SFAS 159, the Company has reclassified all cash flows related to its trading securities from operating to investing activities in the consolidated condensed statements of cash flows.

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

New Accounting Standards Not Yet Adopted

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Among other requirements, SFAS 141R expands the definition of a business combination, requires acquisitions to be accounted for at fair value, and requires transaction costs and restructuring charges to be expensed. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. SFAS 141R will impact the Company if it is involved in a business combination.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 requires enhanced disclosures about an entity's derivative instruments and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS 161 to have a material impact on its consolidated financial statements.

Results of Operations

  Net Sales Trends

        The following is a summary of United States and international net sales (dollars in millions):

	Three Months Ended March 31,
				Percent Change
	2008	2007	Change
United States	$135.5	$124.1	$11.4	9.2%
International	161.3	140.0	21.3	15.2%

Total net sales	$296.8	$264.1	$32.7	12.4%

        In the United States, the $11.4 million increase in net sales for the three months ended March 31, 2008 was due primarily to:

  •
  CardioVations products, which increased net sales by $5.4 million. The Company purchased the CardioVations product line in December 2007;

  •
  LifeStent products, which increased net sales by $3.8 million. LifeStent sales include end-customer sales recorded prior to the divestiture of LifeStent in mid-January 2008, and sales after the divestiture resulting from the on-going manufacturing requirements of the sale agreement, which will continue until the earlier of mid-2010 or the transfer of manufacturing to the buyer;

  •
  Critical Care products, which increased net sales by $3.6 million, driven primarily by sales of the FloTrac minimally invasive monitoring system, advanced hemodynamic monitoring equipment, and pressure monitoring products;

        International net sales increased $21.3 million for the three months ended March 31, 2008 due primarily to:

  •
  Heart Valve Therapy products, which increased net sales by $12.2 million, driven primarily by increases in sales of the Edwards SAPIEN transcatheter heart valve and the Carpentier-Edwards PERIMOUNT Magna Ease valve;

  •
  Critical Care products, which increased net sales by $6.2 million, driven primarily by increases in net sales of the FloTrac minimally invasive monitoring system, pressure monitoring products, and hemofiltration products;

  •
  foreign currency exchange rate fluctuations, which increased net sales by $13.0 million, due primarily to the strengthening of the Euro and Japanese yen against the United States dollar;

        partially offset by:

  •
  a decrease of $8.4 million related to the discontinuation of distributed sales in Japan of intra-aortic balloon pumps and the divestiture of the LifeStent product line.

        The impact of foreign currency exchange rate fluctuations on net sales is not indicative of the impact on net income due to the corresponding effect of foreign currency exchange rate fluctuations on international manufacturing and operating costs and the Company's hedging activities. For more information see "Quantitative and Qualitative Disclosures About Market Risk."

  Net Sales by Product Line

        The following table is a summary of net sales by product line (dollars in millions):

	Three Months Ended March 31,
				Percent Change
	2008	2007	Change
Heart Valve Therapy	$146.7	$129.5	$17.2	13.3%
Critical Care	106.7	90.9	15.8	17.4%
Cardiac Surgery Systems	21.4	16.8	4.6	27.4%
Vascular	22.0	20.2	1.8	8.9%
Other Distributed Products	—	6.7	(6.7)	(100.0)%

Total net sales	$296.8	$264.1	$32.7	12.4%

  Heart Valve Therapy

        The $17.2 million increase in net sales of Heart Valve Therapy products for the three months ended March 31, 2008 was due primarily to:

  •
  Edwards SAPIEN transcatheter heart valve, which increased net sales by $8.1 million due to the launch of this product in Europe during the fourth quarter of 2007;

  •
  pericardial tissue valves, which increased net sales by $4.1 million, primarily as a result of the premium Carpentier-Edwards PERIMOUNT Magna Ease and Magna with ThermaFix aortic valves;

  •
  a favorable impact of foreign currency exchange rates of $6.1 million, due primarily to the strengthening of the Euro and the Japanese yen against the United States dollar;

        The Company expects that its SAPIEN transcatheter heart valve and its PERIMOUNT Magna Ease and Magna with ThermaFix valves will continue to be strong contributors to 2008 sales. The Company launched the Magna Ease valve in Europe in May 2007, and is expecting to introduce this product into the United States in 2009. The Company's PERIMOUNT Magna mitral valve is gaining physician acceptance in Europe, and the Company is working to obtain FDA approval and anticipates introducing this product into the United States during the third quarter of 2008, although the FDA's approval timeline cannot be predicted. In Japan, the Company anticipates regulatory approval and reimbursement for its Magna aortic valve in the second quarter of 2008. The Company plans to launch the Carpentier-Edwards Physio II ring in the third quarter of 2008, which is the next generation repair product for the degenerative segment of mitral repair. Physio II represents the first innovation in this segment in over a decade.

  Critical Care

        The $15.8 million increase in net sales of Critical Care products for the three months ended March 31, 2008 was due primarily to:

  •
  core Critical Care products, which increased net sales by $4.9 million, driven primarily by market share gains in pressure monitoring products, advanced hemodynamic monitoring equipment, and PreSep, the Company's central venous oximetry catheter for early detection of sepsis;

  •
  FloTrac systems, which increased net sales by $3.4 million;

  •
  hemofiltration products, which increased net sales by $1.5 million; and

  •
  foreign currency exchange rate fluctuations, which increased net sales by $5.2 million, due primarily to the strengthening of the Euro and the Japanese yen against the United States dollar.

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

  Cardiac Surgery Systems

        The $4.6 million increase in net sales of Cardiac Surgery Systems products for the three months ended March 31, 2008 was due primarily to the acquisition of the CardioVations product line in December 2007, which increased net sales by $6.9 million. In addition, foreign currency exchange rate fluctuations increased net sales by $0.8 million. These increases were partially offset by the discontinuation of the Brazil-based perfusion product line and the Company's exit from the TMR product line, which resulted in net sales decreases of $1.8 million and $1.3 million, respectively, for the three months ended March 31, 2008.

  Vascular

        The $1.8 million increase in net sales of Vascular products for the three months ended March 31, 2008 was due primarily to increased sales of LifeStent products. In January 2008, the Company completed the sale of the LifeStent product line. The Company has agreed to provide transition services, including manufacturing, to the buyer until the earlier of mid-2010 or the transfer of manufacturing to the buyer, and will continue to pursue pre-market approval for a superficial femoral artery indication. LifeStent sales include end-customer sales recorded prior to the divestiture of LifeStent in mid-January and sales after the divestiture resulting from the on-going manufacturing requirements of the sale agreement.

        In addition, foreign currency exchange rate fluctuations had a favorable impact on net sales of $0.8 million, due primarily to the strengthening of the Euro against the United States dollar.

  Other Distributed Products

        The $6.7 million decrease in net sales of Other Distributed Products for the three months ended March 31, 2008 was due to the termination of distributed sales in Japan of intra-aortic balloon pumps.

  Gross Profit

	Three Months Ended March 31,
	2008	2007	Change
Gross profit as a percentage of net sales	65.3%	64.7%	0.6 pts.

        The 0.6 percentage point increase in gross profit as a percentage of net sales for the three months ended March 31, 2008 was driven by:

  •
  a 1.7 percentage point increase in international gross profit as a percentage of net sales, which was due to a more profitable product mix, primarily related to higher sales of Heart Valve Therapy products and FloTrac systems, combined with the discontinuation of lower margin perfusion products and intra-aortic balloon pumps;

        offset by

  •
  a 0.5 percentage point decrease in United States gross profit as a percentage of net sales, which was due to sales of LifeStent products under the on-going manufacturing requirements of the LifeStent sale agreement, partially offset by a more profitable product mix resulting primarily from higher sales of FloTrac systems.

        Gross profit as a percentage of net sales was also unfavorably impacted by the expiration of foreign currency hedging contracts.

  Selling, General and Administrative (SG&A) Expenses

	Three Months Ended March 31,
	2008	2007	Change
	(dollars in millions)
SG&A expenses	$114.6	$98.6	$16.0
SG&A expenses as a percentage of net sales	38.6%	37.3%	1.3 pts.

        The $16.0 million increase in selling, general and administrative expenses and the 1.3 percentage point increase in selling, general and administrative expenses as a percentage of net sales for the three months ended March 31, 2008 was due primarily to (1) investments for the Edwards SAPIEN transcatheter heart valve launch in Europe, (2) higher sales-related spending in the Heart Valve Therapy, Cardiac Surgery Systems and Critical Care product lines, primarily in the United States, and (3) the impact of foreign currency (primarily the strengthening of the Euro against the United States dollar) in the amount of $5.7 million.

  Research and Development Expenses

	Three Months Ended March 31,
	2008	2007	Change
	(dollars in millions)
Research and development expenses	$32.9	$28.8	$4.1
Research and development expenses as a percentage of net sales	11.1%	10.9%	0.2 pts.

        The increase in research and development expenses for the three months ended March 31, 2008 was due primarily to additional investments in transcatheter and surgical heart valve programs, and in Critical Care development efforts.

        In the Company's transcatheter aortic valve replacement program (formerly Percutaneous Valve Technologies, Inc.'s ("PVT") percutaneous aortic valve program), the Company received conditional Investigational Device Exemption ("IDE") approval from the FDA in March 2007 to initiate its PARTNER trial, a pivotal clinical trial of the Company's Edwards SAPIEN transcatheter heart valve technology. The PARTNER trial, which has two study arms, began enrollment during the second quarter of 2007 and will evaluate the Edwards SAPIEN transcatheter heart valve in patients who are considered at high risk for conventional open-heart valve surgery. In the first study arm ("Cohort A"), patients will be randomized on a 1:1 basis to either high risk surgery or the Edwards SAPIEN transcatheter heart valve. Cohort A will have 690 patients and is a non-inferiority analysis. In the second study arm ("Cohort B"), patients who are deemed non-operable will be randomized 1:1 to medical management or the Edwards SAPIEN transcatheter heart valve. Cohort B will have 350 patients and is a superiority analysis. The Company anticipates it will complete enrollment in Cohort B by the end of 2008 and complete enrollment in Cohort A by the end of the third quarter 2009.

        The Company completed enrollment in its United States feasibility study of the Ascendra transapical delivery system in April 2007. The Company obtained FDA approval to add Ascendra to the PARTNER trial in January 2008, and expects transapical cases to begin during the second quarter. Having Ascendra in the trial will give cardiac surgeons an opportunity to partner in this technology and it will allow the Company to address more patients. The Ascendra transapical delivery system is available for sale in Europe.

        To date, all of the SAPIEN valves in the PARTNER trial have been delivered transfemorally using the RetroFlex delivery system. The Company recently received regulatory approval to add RetroFlex II to the PARTNER trial. During the third quarter of 2007, the Company received approval to begin selling the SAPIEN valve in Europe with the RetroFlex I and RetroFlex II transfemoral delivery systems. Initially, the Company has sold the SAPIEN valve in Europe with the RetroFlex I, and will phase in the RetroFlex II during the first half of 2008. The RetroFlex II, first used in Canada in the first quarter of 2007, further enhances the ease-of-use benefits of RetroFlex I by adding a customized atraumatic tip to enable clinicians to more easily navigate across the native stenotic aortic valve.

        The Company began its United States feasibility trial of the SAPIEN valve in the pulmonic position in April 2008. This clinical study will enable physicians to offer a minimally invasive alternative to patients with a failing pulmonic valve, leveraging the Company's transcatheter valve platform and RetroFlex delivery system.

        First-in-man cases using the Company's next generation transcatheter heart valve were performed during the first quarter of 2008. This next generation valve's features will help reduce its delivery profile without compromising strength, making it available to an even wider group of patients than the Edwards SAPIEN valve. The Company is currently in discussions with the European regulatory agencies regarding a clinical trial design and expects to begin a trial before the end of the year in support of a CE mark.

  Special Charges, net

	Three Months Ended March 31,
	2008	2007
	(in millions)
Loss on sale of product line	$8.1	$—
Litigation settlement	2.1	—
Realignment expenses, net	(0.1)	—

Special charges, net	$10.1	$—

  Loss on Sale of Product Line

        In January 2008, the Company completed the sale of certain assets related to the LifeStent peripheral vascular product line. This divestiture is part of the Company's ongoing strategy to focus resources on its core heart valve and critical care businesses. Under the terms of the sale agreement, the Company received an initial cash payment of $74.0 million at closing, and will receive up to an additional $65.0 million in cash upon the achievement of certain milestones, including the receipt of United States regulatory approval of the LifeStent products for a superficial femoral artery indication and the transfer of LifeStent device manufacturing. The Company agreed to provide transition services until the earlier of mid-2010 or the transfer of manufacturing to the buyer. Because of the Company's continued involvement in the operations of LifeStent after its sale, the Company did not report the loss on disposition or the results of LifeStent's operations as discontinued operations.

        In connection with this transaction, the Company recorded a pre-tax loss of $8.1 million consisting of the cash proceeds of $74.0 million, offset by a $34.6 million write-off of goodwill associated with this product line, $36.9 million related to the net book value of inventory, fixed assets and intangible assets that were sold, $6.9 million of deferred revenue related to the transition services the Company has agreed to provide, and $3.7 million of transaction and other costs related to the sale.

  Litigation Settlement

        In March 2008, the Company recorded a $2.1 million charge for the settlement of litigation related to its divested United States perfusion services business. Under the terms of the divestiture, this was the Company's last outstanding case.

  Realignment Expenses, net

        In December 2007, the Company recorded realignment expenses of $13.9 million primarily related to (1) severance expenses associated with the sale of the Company's LifeStent product line and a global reduction in workforce, primarily in the United States, Europe and Japan (impacting approximately 180 employees), and (2) the termination of the Company's intra-aortic balloon pump distribution agreement in Japan. As of March 31, 2008, remaining payments of $8.9 million are expected to be paid in 2008.

        In March 2008, the Company recorded a $1.3 million charge for executive severance associated with the Company's business realignment, offset by a $1.4 million reversal of previously accrued severance costs from the fourth quarter of 2007 related to the sale of the LifeStent product line.

  Interest Expense, net

	Three Months Ended March 31,
	2008	2007	Change
	(in millions)
Interest expense	$2.1	$2.3	$(0.2)
Interest income	(1.7)	(2.1)	0.4

Interest expense, net	$0.4	$0.2	$0.2

        The decrease in interest expense for the three months ended March 31, 2008 resulted primarily from a lower average debt balance as compared to the prior year period. The decrease in interest income resulted primarily from lower average interest rates, partially offset by a higher cash and cash equivalent balance as compared to the prior year period.

  Other Expense (Income), net

        The following is a summary of other expense (income), net (in millions):

	Three Months Ended March 31,
	2008	2007
Foreign exchange loss (gain), net	$1.1	$(0.7)
Investment gain	(0.7)	(0.7)
Gain on sale of product line	—	(0.6)
Accounts receivable securitization costs	0.6	0.7
Investment valuation reserve	0.6	—
Other	(0.4)	—

Other expense (income), net	$1.2	$(1.3)

        The net foreign exchange loss for the three months ended March 31, 2008 relates primarily to foreign currency fluctuations on the Company's global trade and intercompany receivable and payable balances. Foreign exchange resulted in a net loss in the first quarter of 2008 compared to a net gain in the first quarter of 2007 due primarily to fluctuations in the Euro.

        The investment gain for the three months ended March 31, 2008 primarily represents realized gains on the Company's available-for-sale technology investments.

        The investment valuation reserve for the three months ended March 31, 2008 represents the estimated impairment in the value of the Company's investment in the Bank of America Columbia Strategic Cash fund. See the "Liquidity and Capital Resources" section for further information.

  Provision for Income Taxes

        The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the United States, which have statutory tax rates lower than the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates. The effective income tax rates were 47.6% and 25.6% for the three months ended March 31, 2008 and 2007, respectively. The 2008 income tax rate increased primarily due to the tax effect on the sale of the LifeStent product line.

        As of March 31, 2008, the liability for income taxes associated with uncertain tax positions increased to $39.0 million from $36.4 million at December 31, 2007. As of March 31, 2008 and December 31, 2007, these liabilities can be reduced by $8.9 million and $8.0 million, respectively, of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments. The net amount of $30.1 million at March 31, 2008 and $28.4 million at December 31, 2007, if recognized, would favorably affect the Company's effective tax rate. Changes to interest during the quarter were immaterial.

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

        The Company has a Five-Year Unsecured Revolving Credit Agreement ("the Credit Agreement"), which matures on September 29, 2011. The Credit Agreement provides up to an aggregate of $500.0 million in one-to-six month borrowings in multiple currencies. Borrowings currently bear interest at LIBOR plus 0.40%, which includes a facility fee subject to adjustment for leverage ratio changes as defined in the Credit Agreement. The Company pays a facility fee regardless of available or outstanding borrowings, currently at an annual rate of 0.075%. All amounts outstanding under the Credit Agreement have been classified as long-term obligations, as these borrowings will continue to be refinanced pursuant to the Credit Agreement. As of March 31, 2008, borrowings of $62.9 million were outstanding under the Credit Agreement. The Credit Agreement contains various financial and other covenants, all of which the Company was in compliance with at March 31, 2008.

        In addition to the Credit Agreement, as of March 31, 2008, the Company had outstanding $150.0 million of convertible senior debentures, issued at par, bearing an interest rate of 3.875% per annum due May 15, 2033 (the "Notes"). Interest is payable semi-annually in May and November. Issuance costs of $4.4 million are being amortized to interest expense over 5 years. The Notes are convertible, as defined per the agreement, into 18.29 shares of the Company's common stock for each $1,000 principal amount of Notes (conversion price of $54.66 per share, subject to adjustment). Holders of the Notes have the right to require the Company to purchase all or a portion of their Notes at a price equal to 100% of the principal amount of the Notes, plus any accrued and unpaid interest, on May 15, 2008, 2013, and 2018. The Company must pay cash for all Notes so purchased on May 15, 2008. For any Notes purchased by the Company on May 15, 2013 or 2018, the Company may, at its option, choose to pay the purchase price in cash, in shares of the Company's common stock, or any combination thereof. The Company may redeem for cash all or part of the Notes at any time on or after May 15, 2008, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest. The Notes have been classified as a current liability on the consolidated condensed balance sheets given their potential redemption for cash at the option of the holders on May 15, 2008.

        The Company has two securitization programs whereby certain subsidiaries in the United States and Japan sell, without recourse, on a continuous basis, an undivided interest in certain eligible pools of accounts receivable. As of March 31, 2008, the Company had sold a total of $94.7 million of trade accounts receivable and received funding of $81.2 million. The securitization program in the United States will expire on September 16, 2008 and the securitization program in Japan will expire on December 3, 2008.

        In December 2007, the Company received notification that the Bank of America Columbia Strategic Cash fund, a private placement money market mutual fund in which the Company had invested, was being closed to new subscriptions or redemptions, resulting in the Company's inability to immediately redeem its investments for cash. During the three months ended March 31, 2008, the Company recognized a loss of $0.6 million, included in "Other Expense (Income), net," related to the estimated realizable value of this fund, and received cash redemptions of $16.6 million. The fair value of the Company's remaining investment in this fund as of March 31, 2008 was estimated to be $32.2 million based on the net asset value of the fund. Based on information received from the fund manager regarding the timing of the expected redemptions, the Company expects to receive cash redemptions of approximately $26.7 million through the first quarter of 2009, which has been classified as "Short-term Investments" on the Company's consolidated condensed balance sheet as of March 31, 2008. The remaining $5.5 million of the investment is expected to be received after the first quarter of 2009, and has been classified as "Other Assets."

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

        In September 2007, the Board of Directors approved a stock repurchase program authorizing the Company to purchase on the open market and in privately negotiated transactions up to $250.0 million of the Company's common stock. During the three months ended March 31, 2008, the Company repurchased 2.3 million shares under the stock repurchase program at an aggregate cost of $100.0 million and as of March 31, 2008 had remaining authority under the program to purchase $150.0 million of common stock.

        At March 31, 2008, there had been no material changes in the Company's significant contractual obligations and commercial commitments as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2007.

        Net cash flows provided by operating activities of $29.9 million for the three months ended March 31, 2008 decreased $6.4 million from the same period a year ago. Operating cash flow was negatively impacted by net cash outflows for accounts payable and accounts receivable, partially offset by net cash inflows from an increase in taxes payable.

        Net cash provided by investing activities of $82.9 million for the three months ended March 31, 2008 consisted primarily of $74.0 million of cash received from the sale of the LifeStent product line and $16.6 million in cash redemptions associated with the Bank of America Columbia Strategic Cash fund, offset by capital expenditures of $9.1 million.

        Net cash used by investing activities of $21.8 million for the three months ended March 31, 2007 consisted primarily of capital expenditures of $13.6 million and a $9.5 million milestone payment associated with the Percutaneous Valve Technologies, Inc. acquisition in 2004, partially offset by proceeds from the sale of the TMR product line of $2.4 million.

        Net cash used in financing activities of $98.6 million for the three months ended March 31, 2008 consisted primarily of purchases of treasury stock of $100.0 million and net payments on long-term debt of $7.0 million, partially offset by the proceeds from stock plans of $6.2 million.

        Net cash used in financing activities of $16.8 million in the three months ended March 31, 2007 consisted primarily of purchases of treasury stock of $24.8 million and net payments on long-term debt of $11.8 million, partially offset by the proceeds from stock plans of $11.7 million.

Critical Accounting Policies

        The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to the Company's critical accounting policies which the Company believes could have the most significant effect on the Company's reported results and require subjective or complex judgments by management is contained on pages 45-49 in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Company's Annual Report on Form 10-K for the year ended December 31, 2007. Management believes that at March 31, 2008 there had been no material changes to this information.

        On January 1, 2008, the Company adopted SFAS 157 with respect to its financial assets and liabilities and non-financial assets and liabilities that are measured at fair value on a recurring basis. The Company has deferred the application of the provisions of this statement for its non-financial assets and liabilities in accordance with FSP 157-2. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various valuation approaches, including market, income and/or cost approaches, and considers the principal or most advantageous market in which it would transact and assumptions that market participants would use when pricing the asset or liability. Upon adoption of SFAS 157, the Company applied the following fair value hierarchy:

        Level 1—Quoted market prices in active markets for identical assets or liabilities.

        Level 2—Inputs, other than quoted prices in active markets, that are observable, either directly or indirectly.

        Level 3—Unobservable inputs that are not corroborated by market data.

        In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety.

        When possible, the Company looks to active and observable markets to price identical assets or liabilities. When identical assets or liabilities are not traded in active markets, the Company looks to market observable data for similar assets and liabilities. If observable market prices are unavailable or impracticable to obtain, the Company must use alternative valuation techniques to derive a fair value measurement. The Company has procedures to independently verify and test valuations received from third parties.

        The financial assets and liabilities that the Company records at fair value include investments in marketable securities, residual interests in securitizations, and derivative instruments.

  Investments in Marketable Securities

  Bank of America Columbia Strategic Cash Fund

        The Company holds an investment in the Bank of America Columbia Strategic Cash fund, a private placement money market mutual fund, which was closed to new subscriptions or redemptions in

December 2007, resulting in the Company's inability to immediately redeem its investments for cash. The fair value of the Company's remaining investment in this fund was estimated based on the net asset value of the fund. As of March 31, 2008, the net asset value of the fund was 97.01% of par, resulting in the recognition of an unrealized loss of $0.6 million for the three months ended March 31, 2008, included in "Other Expense (Income), net."

        The fair value of the underlying securities held by the fund was determined based on quoted market prices or broker quotes, when possible. In the absence of observable market quotations, the underlying securities were valued based on alternative valuation techniques using inputs that may not be observable. In these cases, the fair value was based on available information believed to be reliable, which may be affected by conditions in the financial markets. Different market participants may reach different opinions as to the value of any particular security based on their varying market outlooks, the market information available to them, and the particular circumstances of their portfolios. A decrease in the net asset value of 1%, or 97 basis points, would result in a decrease of approximately $0.3 million in the investment fair value. The Company's investment in the fund is categorized as Level 3 based on the lowest level input that is significant to the fair value measurement in its entirety.

  Investments Held for the Executive Deferred Compensation Plan

        The Company holds investments in trading securities related to its executive deferred compensation plan. The fair values of the securities are based on quoted market prices and are categorized as Level 1.

  Investments in Unconsolidated Affiliates

        Certain of the Company's investments in unconsolidated affiliates are designated as available-for-sale in accordance with the provisions of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." These investments are carried at fair market value based on quoted market prices, and are categorized as Level 1.

  Residual Interest in Securitizations

        When the Company sells accounts receivable securitizations, a subordinated residual interest in the securitized portfolio is retained by the Company. The Company estimates the fair value of the residual interest using the net carrying amount of the accounts receivables less the discount paid on the sale of the receivables. This amount is calculated using future expected credit losses and calculated contractual rebates to distributors to determine the future expected cash flows, which generally approximate fair value given the securitized portfolio's short-term weighted-average life. Reserves for credit losses included in the allowance for doubtful accounts are adjusted based on management's assessment of recovery.

        Under the current agreement, the United States receivables facility is limited to funding up to $50.0 million of accounts receivables sold. Should the available pool of accounts receivable in the United States continue to grow, the residual interest will increase due to the funding limitation. The residual interest in securitizations is categorized as Level 3.

  Derivative Instruments

        The Company uses forward exchange contracts and option contracts to hedge a portion of its exposure to forecasted intercompany and third party foreign currency transactions. All derivatives are recognized on the balance sheet at their fair value. The fair value for derivatives is determined based on indicative mid-market data levels for spot rate and forward points as of the close of business on March 31, 2008. All values are discounted to present from the expiry date. The values of options are calculated based on the forward implied volatilities to the expiry date. The models used for valuations are based upon well recognized financial principles, and the predominance of market inputs are actively quoted and can be validated through external sources. Although readily observable data is used in the valuations, different valuation methodologies could have an effect on the estimated fair value. The derivative instruments are categorized as Level 2.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

  Interest Rate Risk

        For a complete discussion of the Company's exposure to interest rate risk, refer to Item 7A "Quantitative and Qualitative Disclosures About Market Risk" on pages 52-54 of the Company's Annual Report on Form 10-K for the year ended December 31, 2007. There have been no significant changes from the information discussed therein.

  Currency Risk

        For a complete discussion of the Company's exposure to foreign currency risk, refer to Item 7A "Quantitative and Qualitative Disclosures About Market Risk" on pages 52-54 of the Company's Annual Report on Form 10-K for the year ended December 31, 2007. There have been no significant changes from the information discussed therein.

  Credit Risk

        For a complete discussion of the Company's exposure to credit risk, refer to Item 7A "Quantitative and Qualitative Disclosures About Market Risk" on pages 52-54 of the Company's Annual Report on Form 10-K for the year ended December 31, 2007. There have been no significant changes from the information discussed therein.

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

        As of March 31, 2008, Edwards Lifesciences had $28.0 million of investments in equity instruments of other companies and had recorded unrealized gains of $3.8 million on these investments in "Accumulated Other Comprehensive Income," net of tax. Should these companies experience a decline in financial condition or fail to meet certain development milestones, the investments' values may decline and be considered other than temporary. As a result, impairment charges may be necessary.

        The Company holds an investment in the Bank of America Columbia Strategic Cash fund, a private placement money market mutual fund, which was closed to new subscriptions or redemptions in December 2007, resulting in the Company's inability to immediately redeem its investments for cash. During the three months ended March 31, 2008, the Company recognized a loss of $0.6 million, included in "Other Expense (Income), net," related to the estimated realizable value of this fund, and received cash redemptions of $16.6 million. The fair value of the Company's remaining investment in this fund as of March 31, 2008 was estimated to be $32.2 million based on the net asset value of the fund. Based on information received from the fund manager regarding the timing of the expected redemptions, the Company expects to receive cash redemptions for approximately $26.7 million of its remaining investment through the first quarter of 2009, which has been classified as "Short-term Investments" on the accompanying consolidated condensed balance sheet as of March 31, 2008. The remaining $5.5 million of the investment is expected to be received after the first quarter of 2009, and has been classified as "Other Assets." The markets relating to these investments are subject to ongoing illiquidity and remain uncertain. There may be further decreases in the value of these investments until the fund is fully liquidated.

Item 4.    Controls and Procedures

        The Company's management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2008. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that such controls and procedures are designed at a reasonable assurance level and are effective in providing reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no changes in the Company's internal controls over financial reporting that were identified during this evaluation that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information

Item 1.    Legal Proceedings

        On August 18, 2003, Edwards Lifesciences filed a lawsuit against Medtronic, Inc. and its affiliate, Medtronic Vascular, Inc. (collectively, "Medtronic"), Cook, Inc. ("Cook"), and W.L. Gore & Associates alleging infringement of a patent exclusively licensed to the Company. The lawsuit was filed in the United States District Court for the Northern District of California, seeking monetary damages and injunctive relief. On September 2, 2003, a second patent exclusively licensed to the Company was added to the lawsuit. As announced on January 23, 2006, Edwards Lifesciences settled this litigation with Medtronic. Edwards Lifesciences remains in litigation with Cook and W.L. Gore & Associates, each of which has answered and asserted various affirmative defenses and counterclaims. On March 18, 2008, the District Court granted summary judgment of non-infringement in favor of Cook and subsequently set a hearing for a summary judgment motion relating to the infringement claims against W.L. Gore & Associates.

        On May 9, 2007, Edwards Lifesciences filed a lawsuit against CoreValve, Inc. ("CoreValve"), alleging that CoreValve's ReValving System infringes on a European patent, one of the Andersen family of patents. The lawsuit was filed in the District Patent Court in Dusseldorf, Germany, seeking injunctive and declaratory relief. On May 11, 2007, and June 20, 2007, CoreValve filed lawsuits in London, United Kingdom, and Munich, Germany, respectively, against the three inventors of this patent alleging that the patent is invalid. The Company then asserted that CoreValve's ReValving System infringes the Andersen patent in the United Kingdom. Edwards Lifesciences subsequently purchased the Andersen patent family. On February 12, 2008, the Company filed a lawsuit against CoreValve in the United States alleging infringement of three of the Andersen patents.

        On February 1, 2008, Cook filed a lawsuit in the District Patent Court in Dusseldorf, Germany against Edwards Lifesciences alleging that the Edwards SAPIEN transcatheter heart valve infringes on a Cook patent. Edwards Lifesciences subsequently filed a lawsuit in London, United Kingdom, against Cook alleging that the patent is invalid.

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

        Edwards Lifesciences is subject to various environmental laws and regulations both within and outside of the United States. The operations of Edwards Lifesciences, like those of other medical device companies, involve the use of substances regulated under environmental laws, primarily in manufacturing and sterilization processes. While it is difficult to quantify the potential impact of compliance with environmental protection laws, management believes that such compliance will not have a material impact on Edwards Lifesciences' financial position, results of operations or liquidity.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(a)
January 1, 2008 through January 31, 2008	—	$—	—	$250.0
February 1, 2008 through February 29, 2008	718,100	43.68	718,100	218.6
March 1, 2008 through March 31, 2008	1,542,171	44.46	1,542,171	150.0

Total	2,260,271	$44.21	2,260,271	$150.0

(a)
On September 18, 2007, the Company announced that the Board of Directors approved a stock repurchase program authorizing the Company to purchase on the open market and in privately negotiated transactions, up to $250 million of the Company's common stock.

Item 6.    Exhibits

        Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto and include the following:

10.1	Separation Agreement Between Edwards Lifesciences Corporation and Anita B. Bessler
10.2	Separation Agreement Between Edwards Lifesciences Corporation and Stuart L. Foster
10.3	Long-Term Stock Incentive Compensation Program (as amended and restated March 21, 2008)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDWARDS LIFESCIENCES CORPORATION (Registrant)

Date: May 9, 2008	By:	/s/ THOMAS M. ABATE Thomas M. Abate Corporate Vice President, Chief Financial Officer and Treasurer (Chief Accounting Officer)

EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

Exhibit No.	Description
10.1	Separation Agreement Between Edwards Lifesciences Corporation and Anita B. Bessler
10.2	Separation Agreement Between Edwards Lifesciences Corporation and Stuart L. Foster
10.3	Long-Term Stock Incentive Compensation Program (as amended and restated March 21, 2008)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

EDWARDS LIFESCIENCES CORPORATION FORM 10-Q For the quarterly period ended March 31, 2008
Part I. Financial Information
  Item 1. Financial Statements
EDWARDS LIFESCIENCES CORPORATION CONSOLIDATED CONDENSED BALANCE SHEETS (in millions, except par value; unaudited)
EDWARDS LIFESCIENCES CORPORATION CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (in millions, except per share information; unaudited)
EDWARDS LIFESCIENCES CORPORATION CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (in millions; unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
Part II. Other Information
  Item 1. Legal Proceedings
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 6. Exhibits
SIGNATURE
EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION