Form 10-Q
period 2008-06-30
EDWARDS LIFESCIENCES CORP
filed 2008-08-08
CIK 1099800

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
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

        The number of shares outstanding of the registrant's common stock, $1.00 par value, as of July 31, 2008 was 56,227,715.

 EDWARDS LIFESCIENCES CORPORATION

FORM 10-Q
For the quarterly period ended June 30, 2008

 Part I. Financial Information

Item 1.    Financial Statements

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(in millions, except par value; unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$188.2	$141.8
Short-term investments (Note 3)	19.9	49.4
Accounts and other receivables, net of allowances of $8.0 and $7.5, respectively	173.3	145.3
Inventories, net	136.8	152.6
Deferred income taxes	30.6	30.2
Prepaid expenses	41.7	25.4
Other current assets	44.6	37.0

Total current assets	635.1	581.7
Property, plant and equipment, net	224.6	228.2
Goodwill	315.7	350.3
Other intangible assets, net	109.6	122.5
Investments in unconsolidated affiliates	27.1	34.3
Deferred income taxes	17.2	13.8
Other assets	19.0	14.3

	$1,348.3	$1,345.1

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$226.6	$225.4
Convertible debt (Note 6)	—	150.0

Total current liabilities	226.6	375.4

Long-term debt	141.7	61.7

Other long-term liabilities	82.7	73.0

Commitments and contingencies (Note 10)
Stockholders' equity
Preferred stock, $.01 par value, authorized 50.0 shares, no shares outstanding	—	—
Common stock, $1.00 par value, 350.0 shares authorized, 72.7 and 68.6 shares issued, and 56.5 and 56.6 shares outstanding, respectively	72.7	68.6
Additional contributed capital	884.0	680.6
Retained earnings	606.5	548.6
Accumulated other comprehensive income	19.2	7.5
Treasury stock, at cost, 16.2 and 12.0 shares, respectively	(685.1)	(470.3)

Total stockholders' equity	897.3	835.0

	$1,348.3	$1,345.1

The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in millions, except per share information; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	$327.6	$272.6	$624.4	$536.7
Cost of goods sold	113.0	94.7	215.9	187.9

Gross profit	214.6	177.9	408.5	348.8
Selling, general and administrative expenses	126.5	101.7	241.1	200.3
Research and development expenses	35.4	29.1	68.3	57.9
Special (gains) charges, net (Note 2)	(0.8)	—	9.3	—
Interest expense, net	0.4	0.4	0.8	0.6
Other expense (income), net	1.0	(0.1)	2.2	(1.4)

Income before provision for income taxes	52.1	46.8	86.8	91.4
Provision for income taxes	12.4	11.9	28.9	23.3

Net income	$39.7	$34.9	$57.9	$68.1

Share information (Note 12)
Earnings per share:
Basic	$0.72	$0.61	$1.04	$1.18
Diluted	$0.67	$0.57	$0.98	$1.11
Weighted-average number of common shares outstanding:
Basic	55.4	57.5	55.8	57.7
Diluted	60.2	63.0	60.7	63.2

The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in millions; unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities
Net income	$57.9	$68.1
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	27.5	27.1
Stock-based compensation (Note 9)	12.8	13.4
Deferred income taxes	1.0	3.7
Special charges, net	8.4	—
Other	1.0	(1.3)
Changes in operating assets and liabilities:
Accounts and other receivables, net	(19.6)	(4.0)
Inventories	0.1	(1.4)
Accounts payable and accrued liabilities	(19.2)	(22.9)
Prepaid expenses and other current assets	(19.1)	(10.1)
Other	8.1	1.9

Net cash provided by operating activities	58.9	74.5
Cash flows from investing activities
Capital expenditures	(20.7)	(27.4)
Investments in intangible assets	(0.4)	(1.0)
Investments in unconsolidated affiliates, net	1.9	(1.8)
Investments in trading securities, net	(0.4)	(0.6)
Proceeds from investments (Note 3)	23.4	—
Proceeds from sale of assets (Note 2)	74.0	2.4
Acquisition milestone payment	—	(9.6)

Net cash provided by (used in) investing activities	77.8	(38.0)
Cash flows from financing activities
Proceeds from issuance of long-term debt	97.0	30.3
Payments on long-term debt	(22.5)	(55.9)
Purchases of treasury stock	(214.8)	(59.8)
Proceeds from stock plans	35.3	20.9
Excess tax benefit from stock plans	8.0	5.1
Other	1.3	5.7

Net cash used in financing activities	(95.7)	(53.7)
Effect of currency exchange rate changes on cash and cash equivalents	5.4	(0.7)

Net increase (decrease) in cash and cash equivalents	46.4	(17.9)
Cash and cash equivalents at beginning of period	141.8	182.8

Cash and cash equivalents at end of period	$188.2	$164.9

Supplemental disclosures:
Non-cash transactions:
Issuance of common shares in redemption of convertible debt	$147.7	$—

The accompanying notes are an integral part of these
consolidated condensed financial statements.

1. BASIS OF PRESENTATION

        The accompanying interim consolidated condensed financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the consolidated financial statements and notes included in Edwards Lifesciences Corporation's Annual Report on Form 10-K for the year ended December 31, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

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

Recently Adopted Accounting Standards

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"), which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. The Company's adoption of SFAS No. 157, except as it applies to those non-financial assets and liabilities affected by the one-year delay, did not have a material impact on the Company's consolidated financial statements. The Company does not expect the adoption of SFAS 157 related to its non-financial assets and liabilities to have a material impact on its consolidated financial statements. See Note 7 for further information.

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

        In April 2008, the FASB issued FASB Staff Position No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets." FSP 142-3 applies to intangible assets that are acquired individually or with a group of other assets acquired in business combinations and asset acquisitions. FSP 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of FSP 142-3 on its consolidated financial statements.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company does not expect the adoption of SFAS 162 to have a material impact on its consolidated financial statements.

2. SPECIAL (GAINS) CHARGES, NET

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Loss on sale of product line	$—	$—	$8.1	$—
Litigation settlement	—	—	2.1	—
Realignment expenses, net	(0.8)	—	(0.9)	—

Special (gains) charges, net	$(0.8)	$—	$9.3	$—

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

  Realignment Expenses, net

        In December 2007, the Company recorded realignment expenses of $13.9 million primarily related to (1) severance expenses associated with the sale of the Company's LifeStent product line and a global reduction in workforce, primarily in the United States, Europe and Japan (impacting approximately 180 employees), and (2) the termination of the Company's intra-aortic balloon pump distribution agreement in Japan. As of June 30, 2008, remaining payments of $5.0 million are expected to be paid in 2008.

        In March 2008, the Company recorded a $1.3 million charge for executive severance associated with the Company's business realignment, offset by a $1.4 million reversal of previously accrued severance costs from the fourth quarter of 2007 related to the sale of the LifeStent product line. As of June 30, 2008, remaining payments of $1.3 million for the executive severance charge are expected to be paid through the end of 2009.

        In June 2008, the Company recorded a $0.8 million reversal of previously accrued severance costs from the fourth quarter of 2007 related to the global reduction in workforce.

3. INVESTMENTS

        The Company holds an investment in the Bank of America Columbia Strategic Cash fund, a private placement money market mutual fund, which was closed to new subscriptions or redemptions in December 2007, resulting in the Company's inability to immediately redeem its investments for cash. During the three and six months ended June 30, 2008, the Company recognized realized losses and unrealized losses considered other-than-temporary of $0.2 million and $0.8 million, respectively, included in "Other Expense (Income), net." Additionally, during the three months ended June 30, 2008, the Company recognized an unrealized gain of $0.2 million, included in "Accumulated Other Comprehensive Income," related to an increase in the net asset value of the fund since March 31, 2008. Since December 31, 2007, the Company has received cash redemptions of $23.4 million. The fair value of the Company's remaining investment in this fund as of June 30, 2008 and December 31, 2007 was estimated to be $25.4 million and $49.4 million, respectively, based on the net asset value of the fund. Based on information received from the fund manager regarding the timing of the expected redemptions, the Company expects to receive cash redemptions for approximately $19.9 million through the second quarter of 2009, which has been classified as "Short-term Investments" on the accompanying consolidated condensed balance sheet as of June 30, 2008. The remaining $5.5 million of the investment is expected to be received after the second quarter of 2009, and has been classified as "Other Assets." The entire investment of $49.4 million at December 31, 2007 was classified as "Short-term Investments" based on the redemption schedule communicated to the Company at that time.

4. INVENTORIES

        Inventories consisted of the following (in millions):

	June 30, 2008	December 31, 2007
Raw materials	$33.2	$30.5
Work in process	26.8	21.8
Finished products	76.8	100.3

	$136.8	$152.6

5. OTHER INTANGIBLE ASSETS

        Other intangible assets subject to amortization consisted of the following (in millions):

	Patents	Unpatented Technology	Other	Total
June 30, 2008
Cost	$207.1	$35.0	$13.7	$255.8
Accumulated amortization	(119.7)	(23.4)	(3.1)	(146.2)

Net carrying value	$87.4	$11.6	$10.6	$109.6

December 31, 2007
Cost	$214.1	$35.0	$17.4	$266.5
Accumulated amortization	(118.7)	(22.2)	(3.1)	(144.0)

Net carrying value	$95.4	$12.8	$14.3	$122.5

        Patents includes $11.4 million of capitalized legal costs related to the defense and enforcement of issued patents for which success is deemed probable as of June 30, 2008.

        In January 2008, the Company completed the sale of certain assets related to the LifeStent peripheral vascular product line (see Note 2). This transaction resulted in a net reduction in "Other Intangible Assets, net" of $7.8 million.

        Amortization expense related to other intangible assets was $4.6 million and $4.2 million for the three months ended June 30, 2008 and 2007, respectively, and $9.2 million and $8.4 million for the six months ended June 30, 2008 and 2007, respectively. Estimated amortization expense for each of the years ending December 31 is as follows (in millions):

2008	$18.4
2009	17.2
2010	13.9
2011	12.0
2012	11.4

6. CONVERTIBLE DEBT

        On May 9, 2008, the Company called for redemption its $150.0 million of convertible senior debentures (the "Notes"). Prior to the redemption date of June 9, 2008, holders of approximately $147.7 million principal amount of the Notes converted their debentures into approximately 2.7 million shares of Edwards common stock at a conversion price of $54.66 per share. The remaining outstanding Notes of $2.3 million were redeemed for cash on the redemption date.

7. FAIR VALUE MEASUREMENTS

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

        The following table summarizes the Company's financial instruments which are measured at fair value on a recurring basis as of June 30, 2008 (in millions):

	Level 1	Level 2	Level 3	Total
Assets
Investment in the Bank of America Columbia Strategic Cash fund	$—	$—	$25.4	$25.4
Investments held for executive deferred compensation plan	14.3	—	—	14.3
Investments in unconsolidated affiliates	17.0	—	—	17.0
Residual interest in accounts receivable securitizations	—	—	10.4	10.4

	$31.3	$—	$35.8	$67.1

Liabilities
Derivatives	$—	$6.0	$—	$6.0

	$—	$6.0	$—	$6.0

        The following table summarizes the changes in fair value of the Company's financial assets and liabilities that have been classified as Level 3 for the six months ended June 30, 2008 (in millions):

	Investment in the Columbia Strategic Cash Fund	Residual Interest in Accounts Receivable Securitizations	Total
Balance at December 31, 2007	$49.4	$8.8	$58.2
Total gains (losses)—realized and unrealized:
Included in earnings(a)	(0.8)	—	(0.8)
Included in other comprehensive income	0.2	—	0.2
Purchases, sales, issuances, and settlements	(23.4)	1.6	(21.8)
Transfers in and/or out of Level 3	—	—	—

Balance at June 30, 2008	$25.4	$10.4	$35.8

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

8. DEFINED BENEFIT PLANS

        The components of net periodic benefit costs for the three and six months ended June 30, 2008 and 2007 were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Service cost	$0.9	$0.7	$1.9	$1.3
Employee contributions	—	—	—	—
Interest cost	0.4	0.6	0.7	1.2
Expected return on plan assets	(0.2)	(0.6)	(0.4)	(1.2)
Amortization of prior service cost and other	—	—	—	0.1

Net periodic pension benefit cost	$1.1	$0.7	$2.2	$1.4

9. STOCK-BASED COMPENSATION

        Stock-based compensation expense related to awards issued under the Company's incentive compensation plans for the three and six months ended June 30, 2008 and 2007 was as follows (in millions):

	Three Months Ended June 30		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of goods sold	$0.6	$0.6	$1.2	$1.5
Selling, general and administrative expenses	4.6	4.6	9.2	9.4
Research and development expense	1.0	1.3	2.4	2.5

Total stock-based compensation expense	$6.2	$6.5	$12.8	$13.4

        At June 30, 2008, the total remaining compensation cost related to unvested stock options, restricted stock units and employee stock purchase subscription awards amounted to $55.9 million and will be amortized on a straight-line basis over a weighted-average vesting period of approximately 32 months.

        During the six months ended June 30, 2008, the Company granted 0.9 million stock options at a weighted-average exercise price of $55.24 and 0.2 million shares of restricted stock units at a weighted-average grant-date fair value of $53.21.

  Fair Value Disclosures

        The Black-Scholes option pricing model was used with the following weighted-average assumptions for options granted during the following periods:

  Option Awards

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Risk-free interest rate	3.0%	4.6%	3.0%	4.6%
Expected dividend yield	None	None	None	None
Expected volatility	23.5%	18.5%	23.3%	18.8%
Expected term (years)	4.4	4.9	4.4	4.9
Fair value, per share	$14.43	$12.94	$14.31	$13.07

        The Black-Scholes option pricing model was used with the following weighted-average assumptions for employee stock purchase plan ("ESPP") subscriptions granted during the following periods:

  ESPP

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Risk-free interest rate	1.5%	5.0%	3.3%	5.0%
Expected dividend yield	None	None	None	None
Expected volatility	25.6%	35.8%	23.8%	35.0%
Expected term (years)	0.6	0.3	0.6	0.3
Fair value, per share	$10.22	$11.43	$10.58	$11.31

10. COMMITMENTS AND CONTINGENCIES

        On August 18, 2003, Edwards Lifesciences filed a lawsuit against Medtronic, Inc. and its affiliate, Medtronic Vascular, Inc. (collectively, "Medtronic"), Cook, Inc. ("Cook"), and W.L. Gore & Associates ("Gore") alleging infringement of a patent exclusively licensed to the Company. The lawsuit was filed in the United States District Court for the Northern District of California, seeking monetary damages and injunctive relief. On September 2, 2003, a second patent exclusively licensed to the Company was added to the lawsuit. As announced on January 23, 2006, Edwards Lifesciences settled this litigation with Medtronic. Edwards Lifesciences remains in litigation with Cook and Gore, each of which has answered and asserted various affirmative defenses and counterclaims. On March 18, 2008, the District Court granted summary judgment of non-infringement in favor of Cook and subsequently set a deadline for the filing by Gore of a summary judgment motion relating to the infringement claims against it.

        On May 9, 2007, Edwards Lifesciences filed a lawsuit against CoreValve, Inc. ("CoreValve"), alleging that CoreValve's ReValving System infringes on a European patent, one of the Andersen family of patents. The lawsuit was filed in the District Patent Court in Dusseldorf, Germany, seeking injunctive and declaratory relief. On May 11, 2007, and June 20, 2007, CoreValve filed lawsuits in London, United Kingdom, and Munich, Germany, respectively, against the three inventors of this patent alleging that the patent is invalid. The Company then asserted that CoreValve's ReValving System infringes the Andersen patent in the United Kingdom. Edwards Lifesciences subsequently purchased the Andersen patent family. On February 12, 2008, the Company filed a lawsuit against CoreValve in the United States alleging infringement of three of the Andersen patents. A trial in the United Kingdom on validity and infringement concluded on July 2, 2008, and a decision is pending.

        On February 1, 2008, Cook filed a lawsuit in the District Patent Court in Dusseldorf, Germany against Edwards Lifesciences alleging that the Edwards SAPIEN transcatheter heart valve infringes on a Cook patent. Edwards Lifesciences subsequently filed lawsuits in London, United Kingdom, and in Munich, Germany, against Cook alleging that the patents in each country are invalid. In the United Kingdom lawsuit, Cook has counterclaimed, alleging infringement by Edwards.

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

11. COMPREHENSIVE INCOME

        Reconciliation of net income to comprehensive income is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$39.7	$34.9	$57.9	$68.1
Other comprehensive income:
Currency translation adjustments	(0.8)	2.8	17.2	5.4
Unrealized net (loss) gain on investments in unconsolidated affiliates, net of tax	(0.4)	1.4	(4.1)	1.6
Unrealized net gain (loss) on cash flow hedges, net of tax	3.1	0.7	(1.5)	(0.1)

Comprehensive income	$41.6	$39.8	$69.5	$75.0

12. EARNINGS PER SHARE

        Basic earnings per share is computed by dividing net income by the weighted-average common shares outstanding during a period. Employee equity share options, nonvested shares and similar equity instruments granted by the Company are treated as potential common shares in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of the conversion of convertible debt, restricted stock units and in-the-money options. The dilutive impact of the restricted stock units and in-the-money options is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation expense for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. Potential common share equivalents have been excluded where their inclusion would be anti-dilutive.

        The table below presents the computation of basic and diluted earnings per share (in millions, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Basic:
Net income	$39.7	$34.9	$57.9	$68.1

Weighted-average shares outstanding	55.4	57.5	55.8	57.7

Basic earnings per share	$0.72	$0.61	$1.04	$1.18

Assuming dilution:
Net income	$39.7	$34.9	$57.9	$68.1
Interest expense related to convertible debt, net of tax	0.7	1.0	1.7	2.0

Net income applicable to diluted shares	$40.4	$35.9	$59.6	$70.1

Weighted-average shares outstanding	55.4	57.5	55.8	57.7
Dilutive effect of convertible debt	2.0	2.7	2.4	2.7
Dilutive effect of stock plans	2.8	2.8	2.5	2.8

Dilutive weighted-average shares outstanding	60.2	63.0	60.7	63.2

Diluted earnings per share	$0.67	$0.57	$0.98	$1.11

        Stock options and restricted stock units to purchase 1.4 million and 2.2 million shares for the three months ended June 30, 2008 and 2007, respectively, and 2.4 million for both the six months ended June 30, 2008 and 2007 were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. Diluted shares included the Company's $150.0 million convertible debentures until they were redeemed on June 9, 2008.

13. INCOME TAXES

        The Federal Research and Development Credit expired at the end of 2007 and, as of June 30, 2008, had not yet been extended. No benefit related to the Federal Research and Development Credit has been taken in the first six months of 2008. If the credit is extended through 2008, the Company's income tax expense will be reduced.

        The effective income tax rates were 23.8% and 33.3% for the three and six months ended June 30, 2008, respectively, and 25.4% and 25.5% for the three and six months ended June 30, 2007, respectively. The income tax rate for the six months ended June 30, 2008 increased primarily due to the tax effect on the sale of the LifeStent product line.

        As of June 30, 2008, the liability for income taxes associated with uncertain tax positions was $40.5 million. This liability can be reduced by $8.7 million from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments. The net amount of $31.8 million, if recognized, would favorably affect the Company's effective tax rate. Changes during the period to potential interest expense upon settlement were immaterial.

        The liability for income taxes associated with uncertain tax positions was $39.0 million at March 31, 2008 and $36.4 million at December 31, 2007. As of March 31, 2008 and December 31, 2007, these liabilities could be reduced by $8.9 million and $8.0 million, respectively, from offsetting tax benefits. The net amounts of $30.1 million at March 31, 2008 and $28.4 million at December 31, 2007, if recognized, would favorably affect the Company's effective tax rate.

        During the third quarter of 2007, the Internal Revenue Service ("IRS") initiated an audit of the 2005 and 2006 tax years. This audit is expected to close in late 2008. No significant unexpected adjustments have been proposed.

        As a result of the IRS and other audits, the total liability for unrecognized tax benefits may change within the next twelve months due to either settlement of audits or expiration of statutes of limitations. The quantity and timing of potential tax settlements and payments cannot be estimated at this time. At June 30, 2008, the Company has concluded all United States federal income tax matters for years through 2004. All material state and local, and foreign income tax matters have been concluded for years through 2002.

14. SEGMENT INFORMATION

        Edwards Lifesciences conducts operations worldwide and is managed in four geographical regions: United States, Europe, Japan and Rest of World. All regions sell products that are used to treat advanced cardiovascular disease. The Company has recast certain prior period amounts to conform to internal methods of managing and monitoring performance at the segment level during the current period.

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

        Certain items are maintained at the corporate level and are not allocated to the segments. The non-allocated items include net interest expense, global marketing expenses, corporate research and development expenses, United States manufacturing variances, corporate headquarters costs, in-process research and development, special gains and charges, stock-based compensation, foreign currency hedging activities, certain litigation costs and most of the Company's amortization expense. Although most of the Company's depreciation expense is included in segment pre-tax income, due to the Company's methodology for cost build-up it is impractical to determine the amount of depreciation expense included in each segment. The Company neither discretely allocates assets to its operating segments, nor evaluates the operating segments using discrete asset information.

        The table below presents information about Edwards Lifesciences' reportable segments (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net Sales
United States	$138.1	$120.5	$273.6	$244.6
Europe	95.3	60.4	180.6	118.5
Japan	42.3	45.9	79.7	88.0
Rest of world	33.2	28.3	63.5	53.9

Total segment net sales	$308.9	$255.1	$597.4	$505.0

Pre-Tax Income
United States	$71.3	$64.1	$142.3	$131.9
Europe	31.2	16.4	57.1	31.6
Japan	18.5	18.0	34.2	33.0
Rest of world	9.3	6.7	16.5	11.5

Total segment pre-tax income	$130.3	$105.2	$250.1	$208.0

        The table below presents reconciliations of segment net sales to consolidated net sales and segment pre-tax income to consolidated pre-tax income (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net Sales Reconciliation
Segment net sales	$308.9	$255.1	$597.4	$505.0
Foreign currency	18.7	17.5	27.0	31.7

Consolidated net sales	$327.6	$272.6	$624.4	$536.7

Pre-Tax Income Reconciliation
Segment pre-tax income	$130.3	$105.2	$250.1	$208.0
Unallocated amounts:
Corporate items	(77.7)	(64.2)	(148.0)	(127.2)
Special gains (charges), net	0.8	—	(9.3)	—
Interest expense, net	(0.4)	(0.4)	(0.8)	(0.6)
Foreign currency	(0.9)	6.2	(5.2)	11.2

Consolidated pre-tax income	$52.1	$46.8	$86.8	$91.4

Enterprise-Wide Information

        Enterprise-wide information is based on end customer locations and foreign exchange rates used in the Company's consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Net Sales by Geographic Area
United States	$139.7	$120.5	$275.2	$244.6
Other countries	187.9	152.1	349.2	292.1

	$327.6	$272.6	$624.4	$536.7

Net Sales by Major Product and Service Area
Heart Valve Therapy	$162.6	$131.3	$309.3	$260.8
Critical Care	116.6	97.4	223.3	188.3
Cardiac Surgery Systems	23.5	15.2	44.9	32.0
Vascular	24.9	22.3	46.9	42.5
Other Distributed Products	—	6.4	—	13.1

	$327.6	$272.6	$624.4	$536.7

	June 30, 2008	December 31, 2007
	(in millions)
Long-Lived Tangible Assets by Geographic Area
United States	$183.8	$197.9
Other countries	86.9	78.9

	$270.7	$276.8

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends the forward-looking statements contained in this report to be covered by the safe harbor provisions of such Acts. All statements other than statements of historical fact in this report or referred to or incorporated by reference into this report are "forward-looking statements" for purposes of these sections. These statements include, among other things, any predictions of earnings, revenues, expenses or other financial items, any statements of plans, strategies and objectives of management for future operations, any statements concerning the Company's future operations, financial conditions and prospects, any statements regarding the timing of regulatory approvals or new product introductions, and any statement of assumptions underlying any of the foregoing. These statements can sometimes be identified by the use of the forward-looking words such as "may," "believe," "will," "expect," "project," "estimate," "should," "anticipate," "plan," "continue," "seek," "pro forma," "forecast," or "intend" or other similar words or expressions or the negative thereof. Investors are cautioned not to unduly rely on such forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause the Company's future business, financial condition, results of operations, or performance to differ materially from the Company's historical results or those expressed in any forward-looking statements contained in this report. Investors should carefully review the information contained in, or incorporated by reference into, the Company's annual report on Form 10-K for the year ended December 31, 2007 for a description of certain of these risks and uncertainties.

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

        In April 2008, the FASB issued FASB Staff Position No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets." FSP 142-3 applies to intangible assets that are acquired individually or with a group of other assets acquired in business combinations and asset acquisitions. FSP 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of FSP 142-3 on its consolidated financial statements.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company does not expect the adoption of SFAS 162 to have a material impact on its consolidated financial statements.

Results of Operations

  Net Sales Trends

        The following is a summary of United States and international net sales (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
				Percent Change				Percent Change
	2008	2007	Change		2008	2007	Change
United States	$139.7	$120.5	$19.2	15.9%	$275.2	$244.6	$30.6	12.5%
International	187.9	152.1	35.8	23.5%	349.2	292.1	57.1	19.5%

Total net sales	$327.6	$272.6	$55.0	20.2%	$624.4	$536.7	$87.7	16.3%

        In the United States, the $19.2 million and $30.6 million increases in net sales for the three and six months ended June 30, 2008, respectively, were due primarily to:

  •
  CardioVations products, which increased net sales by $6.4 million and $11.8 million, respectively. The Company purchased the CardioVations product line in December 2007;

  •
  LifeStent products, which increased net sales by $5.3 million and $9.1 million, respectively. LifeStent sales include end-customer sales recorded prior to the divestiture of LifeStent in mid-January 2008, and sales after the divestiture resulting from the on-going manufacturing requirements of the sale agreement (all of which are recorded in the United States), which will continue until the earlier of mid-2010 or the transfer of manufacturing to the buyer;

  •
  Critical Care products, which increased net sales by $3.9 million and $7.5 million, respectively, driven primarily by the FloTrac minimally invasive monitoring system, advanced hemodynamic monitoring equipment, pressure monitoring products, and hemofiltration products; and

  •
  Heart Valve Therapy products, which increased net sales by $3.5 million and $3.9 million, respectively, driven primarily by the Carpentier-Edwards PERIMOUNT Magna with ThermaFix valve and Magna Ease valve.

        International net sales increased $35.8 million and $57.1 million for the three and six months ended June 30, 2008, respectively, due primarily to:

  •
  Heart Valve Therapy products, which increased net sales by $27.7 million and $44.6 million, respectively, driven primarily by the Edwards SAPIEN transcatheter heart valve, the Carpentier-Edwards PERIMOUNT Magna Ease valve and the launch of the Magna aortic valve in Japan; and

  •
  Critical Care products, which increased net sales by $15.2 million and $27.5 million, respectively, driven primarily by the FloTrac minimally invasive monitoring system, pressure monitoring products, and hemofiltration products;

        partially offset by

  •
  decreases of $9.8 million and $18.2 million, respectively, related to the discontinuation of distributed sales in Japan of intra-aortic balloon pumps and the divestiture of the LifeStent product line.

        The benefit of foreign currency exchange rate fluctuations included above increased net sales by $19.5 million and $32.5 million for the three and six months ended June 30, 2008, respectively, due primarily to the strengthening of the Euro and Japanese yen against the United States dollar. The impact of foreign currency exchange rate fluctuations on net sales is not indicative of the impact on net income due to the corresponding effect of foreign currency exchange rate fluctuations on international manufacturing and operating costs and the Company's hedging activities. For more information see "Quantitative and Qualitative Disclosures About Market Risk."

  Net Sales by Product Line

        The following table is a summary of net sales by product line (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
				Percent Change				Percent Change
	2008	2007	Change		2008	2007	Change
Heart Valve Therapy	$162.6	$131.3	$31.3	23.8%	$309.3	$260.8	$48.5	18.6%
Critical Care	116.6	97.4	19.2	19.7%	223.3	188.3	35.0	18.6%
Cardiac Surgery Systems	23.5	15.2	8.3	54.6%	44.9	32.0	12.9	40.3%
Vascular	24.9	22.3	2.6	11.7%	46.9	42.5	4.4	10.4%
Other Distributed Products	—	6.4	(6.4)	(100.0)%	—	13.1	(13.1)	(100.0)%

Total net sales	$327.6	$272.6	$55.0	20.2%	$624.4	$536.7	$87.7	16.3%

  Heart Valve Therapy

        The $31.3 million and $48.5 million increases in net sales of Heart Valve Therapy products for the three and six months ended June 30, 2008, respectively, were due primarily to:

  •
  pericardial tissue valves, which increased net sales by $16.0 million and $24.7 million, respectively, primarily as a result of the Carpentier-Edwards PERIMOUNT Magna Ease and Magna with ThermaFix aortic valves; and

  •
  the launch of the Edwards SAPIEN transcatheter heart valve in Europe during the fourth quarter of 2007, which increased net sales by $13.4 million and $21.4 million, respectively.

        The Company expects that its SAPIEN transcatheter heart valve and its PERIMOUNT Magna Ease and Magna with ThermaFix valves will continue to be strong contributors to 2008 sales. The Company launched the Magna Ease valve in Europe in May 2007, and is expecting to introduce this product into the United States in 2009, pending regulatory approval. The Company's PERIMOUNT Magna mitral valve is gaining physician acceptance in Europe, and the Company is working to obtain FDA approval and anticipates introducing this product into the United States during the third quarter of 2008, although the FDA's approval timeline cannot be assured. In Japan, the Company received regulatory and reimbursement approval for its Magna aortic valve in the second quarter of 2008, and introduced this product in Japan during June 2008. The Company expects implants of the Carpentier-Edwards Physio II ring to begin in the United States during the third quarter of 2008, and expects to launch the product in Europe during the fourth quarter of 2008. Physio II is the next generation repair product for the degenerative segment of mitral repair.

  Critical Care

        The $19.2 million and $35.0 million increases in net sales of Critical Care products for the three and six months ended June 30, 2008, respectively, were due primarily to:

  •
  core Critical Care products, which increased net sales by $9.6 million and $19.6 million, respectively, driven primarily by market share gains in pressure monitoring products and PreSep, the Company's central venous oximetry catheter for early detection of sepsis;

  •
  FloTrac systems, which increased net sales by $5.6 million and $9.4 million, respectively; and

  •
  hemofiltration products, which increased net sales by $4.0 million and $6.0 million, respectively.

        The Company expects worldwide FloTrac system sales to be a significant contributor to Critical Care sales growth in 2008. During the second quarter of 2008, the Company introduced an enhancement to the FloTrac system that provides additional information in the operating room, and the Company plans to continue introducing additional product enhancements that will enable FloTrac to address a wider range of patients.

  Cardiac Surgery Systems

        The $8.3 million and $12.9 million increases in net sales of Cardiac Surgery Systems products for the three and six months ended June 30, 2008, respectively, were due primarily to the acquisition of the CardioVations product line in December 2007, which increased net sales by $7.8 million and $14.8 million, respectively. These increases were partially offset by the discontinuation of the Brazil-based perfusion product line, which resulted in net sales decreases of $1.4 million and $3.2 million, respectively, for the three and six months ended June 30, 2008.

  Vascular

        The $2.6 million and $4.4 million increases in net sales of Vascular products for the three and six months ended June 30, 2008, respectively, were due primarily to increased sales of LifeStent products. In January 2008, the Company completed the sale of the LifeStent product line. The Company has agreed to provide transition services, including manufacturing, to the buyer until the earlier of mid-2010 or the transfer of manufacturing to the buyer, and will continue to pursue pre-market approval for a superficial femoral artery indication. LifeStent sales include end-customer sales recorded prior to the divestiture of LifeStent in mid-January and sales after the divestiture resulting from the on-going manufacturing requirements of the sale agreement.

  Other Distributed Products

        The $6.4 million and $13.1 million decreases in net sales of Other Distributed Products for the three and six months ended June 30, 2008, respectively, were due to the termination of distributed sales in Japan of intra-aortic balloon pumps.

  Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
Gross profit as a percentage of net sales	65.5%	65.3%	0.2 pts.	65.4%	65.0%	0.4 pts.

        The 0.2 and 0.4 percentage point increases in gross profit as a percentage of net sales for the three and six months ended June 30, 2008, respectively, were driven by:

  •
  a 2.4 percentage point and a 1.9 percentage point increase in the international gross profit as a percentage of net sales for the three and six months ended June 30, 2008, respectively, due to a more profitable product mix, primarily higher sales of Heart Valve Therapy products and FloTrac systems, combined with the discontinuation of lower margin perfusion products and intra-aortic balloon pumps;

        partially offset by

  •
  a 1.1 percentage point and a 0.8 percentage point decrease in the United States gross profit as a percentage of net sales for the three and six months ended June 30, 2008, respectively, due primarily to sales of LifeStent products under the on-going manufacturing requirements of the LifeStent sale agreement; and

  •
  the impact from the expiration of foreign currency hedging contracts.

  Selling, General and Administrative (SG&A) Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
	(dollars in millions)
SG&A expenses	$126.5	$101.7	$24.8	$241.1	$200.3	$40.8
SG&A expenses as a percentage of net sales	38.6%	37.3%	1.3 pts.	38.6%	37.3%	1.3 pts.

        The $24.8 million and $40.8 million increases in selling, general and administrative expenses for the three and six months ended June 30, 2008, respectively, and the 1.3 percentage point increase in selling, general and administrative expenses as a percentage of net sales for both the three and six months ended June 30, 2008 were due primarily to (1) the impact of foreign currency (primarily the strengthening of the Euro against the United States dollar), (2) higher sales related spending, including investments for the Edwards SAPIEN transcatheter heart valve launch in Europe, and (3) higher compensation expense related to the Company's strong sales performance.

  Research and Development Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
	(dollars in millions)
Research and development expenses	$35.4	$29.1	$6.3	$68.3	$57.9	$10.4
Research and development expenses as a percentage of net sales	10.8%	10.7%	0.1 pts.	10.9%	10.8%	0.1 pts.

        The increases in research and development expenses for the three and six months ended June 30, 2008 were due primarily to additional investments in transcatheter and surgical heart valve programs, and in Critical Care development efforts.

        In the Company's transcatheter aortic valve replacement program (formerly Percutaneous Valve Technologies, Inc.'s percutaneous aortic valve program), the Company received conditional Investigational Device Exemption ("IDE") approval from the FDA in March 2007 to initiate its PARTNER trial, a pivotal clinical trial of the Company's Edwards SAPIEN transcatheter heart valve technology. The PARTNER trial, which has two study arms, began enrollment during the second quarter of 2007 and will evaluate the Edwards SAPIEN transcatheter heart valve in patients who are considered at high risk for conventional open-heart valve surgery. In the first study arm ("Cohort A"), patients will be randomized on a 1:1 basis to either high risk surgery or the Edwards SAPIEN transcatheter heart valve. Cohort A will have 690 patients and is a non-inferiority analysis. In the second study arm ("Cohort B"), patients who are deemed non-operable will be randomized 1:1 to medical management or the Edwards SAPIEN transcatheter heart valve. Cohort B will have 350 patients and is a superiority analysis. The Company anticipates it will complete enrollment in Cohort B by the end of 2008 and complete enrollment in Cohort A by the end of the third quarter 2009.

        The Company completed enrollment in its United States feasibility study of the Ascendra transapical delivery system in April 2007. The Company obtained FDA approval to add Ascendra to the PARTNER trial in January 2008, and during the second quarter of 2008, the first patients received the SAPIEN valve using Ascendra. The Company believes that having Ascendra in the trial will give cardiac surgeons an opportunity to partner in this technology and it will allow the Company to address a larger patient population. The Ascendra transapical delivery system is available for sale in Europe.

        The Company recently received regulatory approval to add the RetroFlex II delivery system to the PARTNER trial and began selling RetroFlex II in Europe during the second quarter of 2008. The RetroFlex II further enhances the ease-of-use benefits of RetroFlex I by adding a customized atraumatic tip to enable clinicians to more easily navigate across the native stenotic aortic valve.

        The Company began its United States feasibility trial of the SAPIEN valve in the pulmonic position in April 2008. The goal of this clinical study is to enable physicians to offer a minimally invasive alternative to patients with a failing pulmonic valve, using the Company's transcatheter valve platform and RetroFlex delivery system.

        First-in-man cases using the Company's next generation transcatheter heart valve were performed during the first quarter of 2008. The Company believes that this next generation valve's features will help reduce its delivery profile without compromising strength, making it available to an even wider group of patients than the Edwards SAPIEN valve. The Company is currently in discussions with the European regulatory agencies regarding a clinical trial design and expects to begin a trial before the end of the year in support of a CE Mark by mid-2010.

  Special (Gains) Charges, net

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Loss on sale of product line	$—	$—	$8.1	$—
Litigation settlement	—	—	2.1	—
Realignment expenses, net	(0.8)	—	(0.9)	—

Special (gains) charges, net	$(0.8)	$—	$9.3	$—

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

  Realignment Expenses, net

        In December 2007, the Company recorded realignment expenses of $13.9 million primarily related to (1) severance expenses associated with the sale of the Company's LifeStent product line and a global reduction in workforce, primarily in the United States, Europe and Japan (impacting approximately 180 employees), and (2) the termination of the Company's intra-aortic balloon pump distribution agreement in Japan. As of June 30, 2008, remaining payments of $5.0 million are expected to be paid in 2008.

        In March 2008, the Company recorded a $1.3 million charge for executive severance associated with the Company's business realignment, offset by a $1.4 million reversal of previously accrued severance costs from the fourth quarter of 2007 related to the sale of the LifeStent product line. As of June 30, 2008, remaining payments of $1.3 million for the executive severance charge are expected to be paid through the end of 2009.

        In June 2008, the Company recorded a $0.8 million reversal of previously accrued severance costs from the fourth quarter of 2007 related to the global reduction in workforce.

  Interest Expense, net

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
	(in millions)
Interest expense	$1.9	$2.3	$(0.4)	$4.0	$4.6	$(0.6)
Interest income	(1.5)	(1.9)	0.4	(3.2)	(4.0)	0.8

Interest expense, net	$0.4	$0.4	$—	$0.8	$0.6	$0.2

        The decrease in interest expense for the three and six months ended June 30, 2008 resulted primarily from a lower average debt balance and lower interest rates as compared to the prior year periods. The decrease in interest income resulted primarily from lower average interest rates, partially offset by higher cash and short-term investments balances as compared to the prior year periods.

  Other Expense (Income), net

        The following is a summary of other expense (income), net (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Foreign exchange loss (gain), net	$1.2	$(0.4)	$2.3	$(1.1)
Investment (gain) loss	(0.6)	0.4	(1.3)	(0.3)
Gain on sale of product line	—	(0.9)	—	(1.5)
Accounts receivable securitization costs	0.5	0.8	1.1	1.5
Investment impairment and realized loss	0.2	—	0.8	—
Other	(0.3)	—	(0.7)	—

Other expense (income), net	$1.0	$(0.1)	$2.2	$(1.4)

        The net foreign exchange loss for the three and six months ended June 30, 2008 relates primarily to foreign currency fluctuations on the Company's global trade and intercompany receivable and payable balances. Foreign exchange resulted in a net loss in 2008 compared to a net gain in 2007 due primarily to fluctuations in the Japanese yen and the Euro.

        The investment gain for the three and six months ended June 30, 2008 primarily represents realized gains on the Company's available-for-sale technology investments.

        The investment impairment and realized loss for the three and six months ended June 30, 2008 represents the realized losses and estimated impairment in the value of the Company's investment in the Bank of America Columbia Strategic Cash fund. See the "Liquidity and Capital Resources" section for further information.

  Provision for Income Taxes

        The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the United States, which have statutory tax rates lower than the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates. The effective income tax rates were 23.8% and 33.3% for the three and six months ended June 30, 2008, respectively, and 25.4% and 25.5% for the three and six months ended June 30, 2007, respectively. The income tax rate for the six months ended June 30, 2008 increased primarily due to the tax effect on the sale of the LifeStent product line.

        As of June 30, 2008, the liability for income taxes associated with uncertain tax positions was $40.5 million. This liability can be reduced by $8.7 million from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments. The net amount of $31.8 million, if recognized, would favorably affect the Company's effective tax rate. Changes during the period to potential interest expense upon settlement were immaterial.

        The liability for income taxes associated with uncertain tax positions was $39.0 million at March 31, 2008 and $36.4 million at December 31, 2007. As of March 31, 2008 and December 31, 2007, these liabilities could be reduced by $8.9 million and $8.0 million, respectively, from offsetting tax benefits. The net amounts of $30.1 million at March 31, 2008 and $28.4 million at December 31, 2007, if recognized, would favorably affect the Company's effective tax rate.

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

        The Company has a Five-Year Unsecured Revolving Credit Agreement ("the Credit Agreement"), which matures on September 29, 2011. The Credit Agreement provides up to an aggregate of $500.0 million in one-to-six month borrowings in multiple currencies. Borrowings currently bear interest at LIBOR plus 0.40%, which includes a facility fee subject to adjustment for leverage ratio changes as defined in the Credit Agreement. The Company pays a facility fee regardless of available or outstanding borrowings, currently at an annual rate of 0.075%. All amounts outstanding under the Credit Agreement have been classified as long-term obligations, as these borrowings will continue to be refinanced pursuant to the Credit Agreement. As of June 30, 2008, borrowings of $141.7 million were outstanding under the Credit Agreement. The Credit Agreement contains various financial and other covenants, all of which the Company was in compliance with at June 30, 2008.

        On May 9, 2008, the Company called for redemption its $150.0 million of convertible senior debentures (the "Notes"). Prior to the redemption date of June 9, 2008, holders of approximately $147.7 million principal amount of the Notes converted their debentures into approximately 2.7 million shares of Edwards common stock at a conversion price of $54.66 per share. The remaining outstanding Notes of $2.3 million were redeemed for cash on the redemption date.

        The Company has two securitization programs whereby certain subsidiaries in the United States and Japan sell, without recourse, on a continuous basis, an undivided interest in certain eligible pools of accounts receivable. As of June 30, 2008, the Company had sold a total of $89.7 million of trade accounts receivable and received funding of $79.1 million. The securitization program in the United States will expire on September 16, 2008 and the securitization program in Japan will expire on December 3, 2008. The Company does not plan to renew its securitization program in the United States. This will result in a reduction in cash flows from operating activities in the third quarter of 2008 of approximately $50 million.

        In December 2007, the Company received notification that the Bank of America Columbia Strategic Cash fund, a private placement money market mutual fund in which the Company had invested, was being closed to new subscriptions or redemptions, resulting in the Company's inability to immediately redeem its investments for cash. During the three and six months ended June 30, 2008, the Company recognized realized losses and unrealized losses considered other-than-temporary of $0.2 million and $0.8 million, respectively, included in "Other Expense (Income), net." Additionally, during the three months ended June 30, 2008, the Company recognized an unrealized gain of $0.2 million, included in "Accumulated Other Comprehensive Income," related to an increase in the net asset value of the fund since March 31, 2008. Since December 31, 2007, the Company has received cash redemptions of $23.4 million. The fair value of the Company's remaining investment in this fund as of June 30, 2008 was estimated to be $25.4 million based on the net asset value of the fund. Based on information received from the fund manager regarding the timing of the expected redemptions, the Company expects to receive cash redemptions of approximately $19.9 million through the second quarter of 2009, which has been classified as "Short-term Investments" on the Company's consolidated condensed balance sheet as of June 30, 2008. The remaining $5.5 million of the investment is expected to be received after the second quarter of 2009, and has been classified as "Other Assets."

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

        In September 2007, the Board of Directors approved a stock repurchase program authorizing the Company to purchase on the open market and in privately negotiated transactions up to $250.0 million of the Company's common stock. During the six months ended June 30, 2008, the Company repurchased 4.2 million shares under the stock repurchase program at an aggregate cost of $214.8 million and as of June 30, 2008 had remaining authority under the program to purchase $35.2 million of common stock. In July 2008, the Board of Directors approved a new stock repurchase program authorizing the Company to purchase on the open market and in privately negotiated transactions up to an additional $250.0 million of the Company's common stock.

        In June 2008, the Company executed trades to purchase 0.3 million shares under the stock repurchase program at an aggregate cost of $20.6 million which were not settled until July 2008.

Accordingly, these purchases were not recorded in the Company's financial statements as of June 30, 2008.

        At June 30, 2008, there had been no material changes in the Company's significant contractual obligations and commercial commitments as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2007.

        Net cash flows provided by operating activities of $58.9 million for the six months ended June 30, 2008 decreased $15.6 million from the same period a year ago. Operating cash flow was negatively impacted by net cash outflows from an increase in accounts receivable and prepaid expenses, partially offset by net cash inflows from an increase in accounts payable and accrued liabilities.

        Net cash provided by investing activities of $77.8 million for the six months ended June 30, 2008 consisted primarily of $74.0 million of cash received from the sale of the LifeStent product line and $23.4 million in cash redemptions associated with the Bank of America Columbia Strategic Cash fund, partially offset by capital expenditures of $20.7 million.

        Net cash used by investing activities of $38.0 million in the six months ended June 30, 2007 consisted primarily of capital expenditures of $27.4 million and a $9.6 million milestone payment associated with the Percutaneous Valve Technologies, Inc. acquisition in 2004.

        Net cash used in financing activities of $95.7 million for the six months ended June 30, 2008 consisted primarily of purchases of treasury stock of $214.8 million, partially offset by net proceeds from long-term debt of $74.5 million and the proceeds from stock plans of $35.3 million.

        Net cash used in financing activities of $53.7 million for the six months ended June 30, 2007 consisted primarily of purchases of treasury stock of $59.8 million and net payments on long-term debt of $25.6 million, partially offset by the proceeds from stock plans of $20.9 million.

Critical Accounting Policies

        The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to the Company's critical accounting policies which the Company believes could have the most significant effect on the Company's reported results and require subjective or complex judgments by management is contained on pages 45-49 in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Company's Annual Report on Form 10-K for the year ended December 31, 2007. Management believes that at June 30, 2008 there had been no material changes to this information.

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

Level 1	—	Quoted market prices in active markets for identical assets or liabilities.
Level 2	—	Inputs, other than quoted prices in active markets, that are observable, either directly or indirectly.
Level 3	—	Unobservable inputs that are not corroborated by market data.

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

  Investments in Marketable Securities

  Bank of America Columbia Strategic Cash Fund

        The Company holds an investment in the Bank of America Columbia Strategic Cash fund, a private placement money market mutual fund, which was closed to new subscriptions or redemptions in December 2007, resulting in the Company's inability to immediately redeem its investments for cash. The fair value of the Company's remaining investment in this fund was estimated based on the net asset value of the fund. As of June 30, 2008, the net asset value of the fund was 97.05% of par.

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

        Under the current agreement, the United States receivables facility is limited to funding up to $50.0 million of accounts receivables sold. Should the available pool of accounts receivable in the United States continue to grow, the residual interest will increase due to the funding limitation. The residual interest in securitizations is categorized as Level 3. The securitization program in the United States will expire on September 16, 2008 and the Company does not plan to renew it.

  Derivative Instruments

        The Company uses forward exchange contracts and option contracts to hedge a portion of its exposure to forecasted intercompany and third party foreign currency transactions. All derivatives are recognized on the balance sheet at their fair value. The fair value for derivatives is determined based on indicative mid-market data levels for spot rate and forward points as of the close of business on June 30, 2008. All values are discounted to present from the expiry date. The values of options are calculated based on the forward implied volatilities to the expiry date. The models used for valuations are based upon well recognized financial principles, and the predominance of market inputs are actively quoted and can be validated through external sources. Although readily observable data is used in the valuations, different valuation methodologies could have an effect on the estimated fair value. The derivative instruments are categorized as Level 2.

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

        As of June 30, 2008, Edwards Lifesciences had $27.1 million of investments in equity instruments of other companies and had recorded unrealized gains of $3.2 million on these investments in "Accumulated Other Comprehensive Income," net of tax. Should these companies experience a decline in financial condition or fail to meet certain development milestones, the values of these investments may decline and be considered other than temporary. As a result, impairment charges may be necessary.

        The Company holds an investment in the Bank of America Columbia Strategic Cash fund, a private placement money market mutual fund, which was closed to new subscriptions or redemptions in December 2007, resulting in the Company's inability to immediately redeem its investments for cash. During the three and six months ended June 30, 2008, the Company recognized realized losses and unrealized losses considered other-than-temporary of $0.2 million and $0.8 million, respectively, included in "Other Expense (Income), net." Additionally, during the three months ended June 30, 2008, the Company recognized an unrealized gain of $0.2 million, included in "Accumulated Other Comprehensive Income," related to an increase in the net asset value of the fund since March 31, 2008. Since December 31, 2007, the Company has received cash redemptions of $23.4 million. The fair value of the Company's remaining investment in this fund as of June 30, 2008 was estimated to be $25.4 million based on the net asset value of the fund. Based on information received from the fund manager regarding the timing of the expected redemptions, the Company expects to receive cash redemptions of approximately $19.9 million through the second quarter of 2009, which has been classified as "Short-term Investments"on the accompanying consolidated condensed balance sheet as of June 30, 2008. The remaining $5.5 million of the investment is expected to be received after the second quarter of 2009, and has been classified as "Other Assets." The markets relating to these investments are subject to ongoing illiquidity and remain uncertain. There may be further decreases in the value of these investments until the fund is fully liquidated.

Item 4.    Controls and Procedures

        The Company's management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2008. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that such controls and procedures are designed at a reasonable assurance level and are effective in providing reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no changes in the Company's internal controls over financial reporting that were identified during this evaluation that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

 Part II. Other Information

Item 1.    Legal Proceedings

        On August 18, 2003, Edwards Lifesciences filed a lawsuit against Medtronic, Inc. and its affiliate, Medtronic Vascular, Inc. (collectively, "Medtronic"), Cook, Inc. ("Cook"), and W.L. Gore & Associates ("Gore") alleging infringement of a patent exclusively licensed to the Company. The lawsuit was filed in the United States District Court for the Northern District of California, seeking monetary damages and injunctive relief. On September 2, 2003, a second patent exclusively licensed to the Company was added to the lawsuit. As announced on January 23, 2006, Edwards Lifesciences settled this litigation with Medtronic. Edwards Lifesciences remains in litigation with Cook and Gore, each of which has answered and asserted various affirmative defenses and counterclaims. On March 18, 2008, the District Court granted summary judgment of non-infringement in favor of Cook and subsequently set a deadline for the filing by Gore of a summary judgment motion relating to the infringement claims against it.

        On May 9, 2007, Edwards Lifesciences filed a lawsuit against CoreValve, Inc. ("CoreValve"), alleging that CoreValve's ReValving System infringes on a European patent, one of the Andersen family of patents. The lawsuit was filed in the District Patent Court in Dusseldorf, Germany, seeking injunctive and declaratory relief. On May 11, 2007, and June 20, 2007, CoreValve filed lawsuits in London, United Kingdom, and Munich, Germany, respectively, against the three inventors of this patent alleging that the patent is invalid. The Company then asserted that CoreValve's ReValving System infringes the Andersen patent in the United Kingdom. Edwards Lifesciences subsequently purchased the Andersen patent family. On February 12, 2008, the Company filed a lawsuit against CoreValve in the United States alleging infringement of three of the Andersen patents. A trial in the United Kingdom on validity and infringement concluded on July 2, 2008, and a decision is pending.

        On February 1, 2008, Cook filed a lawsuit in the District Patent Court in Dusseldorf, Germany against Edwards Lifesciences alleging that the Edwards SAPIEN transcatheter heart valve infringes on a Cook patent. Edwards Lifesciences subsequently filed lawsuits in London, United Kingdom, and in Munich, Germany, against Cook alleging that the patents in each country are invalid. In the United Kingdom lawsuit, Cook has counterclaimed, alleging infringement by Edwards.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(a)
April 1, 2008 through April 30, 2008	310,000	$48.49	310,000	$135.0
May 1, 2008 through May 31, 2008	232,000	55.88	232,000	122.0
June 1, 2008 through June 30, 2008	1,430,000	60.64	1,430,000	35.2

Total	1,972,000	$58.17	1,972,000

(a)
On September 18, 2007, the Company announced that the Board of Directors approved a stock repurchase program authorizing the Company to purchase on the open market and in privately negotiated transactions, up to $250 million of the Company's common stock.

Item 4.    Submission of Matters to a Vote of Security Holders

        The Company's annual meeting of stockholders was held on May 8, 2008. Each of the nominees for directors, as listed in the proxy statement, was elected with the number of votes set forth below:

	In Favor	Withheld
John T. Cardis	50,687,634	89,179
Philip M. Neal	50,715,726	88,337
David E.I. Pyott	50,615,037	90,500

        In addition, as of May 8, 2008, the following directors' terms of office are continuing:

    Mike R. Bowlin
    Robert A. Ingram
    Vernon R. Loucks Jr. (through May 31, 2008)
    Barbara J. McNeil, M.D., Ph.D.
    Michael A. Mussallem

        The results of the other matters voted upon at the annual meeting are as follows:

	In Favor	Against	Abstain
Amendment and restatement of the Company's Long-Term Stock Incentive Compensation Program	37,631,169	9,838,814	117,646
Ratification of the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm for fiscal year 2008	50,409,810	694,158	59,256

Item 6.    Exhibits

        Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto and include the following:

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDWARDS LIFESCIENCES CORPORATION (Registrant)
Date: August 8, 2008	By:	/s/ THOMAS M. ABATE Thomas M. Abate Corporate Vice President, Chief Financial Officer and Treasurer (Chief Accounting Officer)

 EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

Exhibit No.	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

EDWARDS LIFESCIENCES CORPORATION FORM 10-Q For the quarterly period ended June 30, 2008
Part I. Financial Information
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
SIGNATURE
EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION