Form 10-Q
period 2008-09-30
EDWARDS LIFESCIENCES CORP
filed 2008-11-07
CIK 1099800

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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

        The number of shares outstanding of the registrant's common stock, $1.00 par value, as of October 31, 2008 was 55,662,837.

 EDWARDS LIFESCIENCES CORPORATION

FORM 10-Q
For the quarterly period ended September 30, 2008

 Part I. Financial Information

Item 1.    Financial Statements

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(in millions, except par value; unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$202.4	$141.8
Short-term investments (Note 3)	12.1	49.4
Accounts and other receivables, net of allowances of $10.5 and $7.5, respectively (Note 4)	213.6	145.3
Inventories, net	143.8	152.6
Deferred income taxes	28.0	30.2
Prepaid expenses	37.8	25.4
Other current assets	38.6	37.0

Total current assets	676.3	581.7
Property, plant and equipment, net	224.0	228.2
Goodwill	315.7	350.3
Other intangible assets, net	107.9	122.5
Investments in unconsolidated affiliates	20.3	34.3
Deferred income taxes	19.7	13.8
Other assets	17.3	14.3

	$1,381.2	$1,345.1

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$229.9	$225.4
Convertible debt (Note 7)	—	150.0

Total current liabilities	229.9	375.4

Long-term debt	202.8	61.7

Other long-term liabilities	74.0	73.0

Commitments and contingencies (Note 11)
Stockholders' equity
Preferred stock, $.01 par value, authorized 50.0 shares, no shares outstanding	—	—
Common stock, $1.00 par value, 350.0 shares authorized, 73.3 and 68.6 shares issued, and 55.9 and 56.6 shares outstanding, respectively	73.3	68.6
Additional contributed capital	912.6	680.6
Retained earnings	639.4	548.6
Accumulated other comprehensive income	5.0	7.5
Treasury stock, at cost, 17.4 and 12.0 shares, respectively	(755.8)	(470.3)

Total stockholders' equity	874.5	835.0

	$1,381.2	$1,345.1

The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in millions, except per share information; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	$303.6	$261.4	$928.0	$798.1
Cost of goods sold	104.9	90.7	320.8	278.6

Gross profit	198.7	170.7	607.2	519.5
Selling, general and administrative expenses	119.3	103.2	360.4	303.5
Research and development expenses	35.1	30.9	103.4	88.8
Special (gains) charges, net (Note 2)	—	(2.5)	9.3	(2.5)
Interest (income) expense, net	(0.4)	0.4	0.4	1.0
Other expense (income), net	1.1	(0.1)	3.3	(1.5)

Income before provision for income taxes	43.6	38.8	130.4	130.2
Provision for income taxes	10.7	9.7	39.6	33.0

Net income	$32.9	$29.1	$90.8	$97.2

Share information (Note 13)
Earnings per share:
Basic	$0.59	$0.51	$1.63	$1.69
Diluted	$0.56	$0.48	$1.54	$1.59
Weighted-average number of common shares outstanding:
Basic	56.0	57.1	55.8	57.5
Diluted	59.0	62.4	60.1	63.0

The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in millions; unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities
Net income	$90.8	$97.2
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	41.3	41.1
Stock-based compensation (Note 10)	21.0	20.9
Deferred income taxes	(2.1)	1.0
Special charges (gains), net	8.4	(2.5)
Other	2.7	(0.1)
Changes in operating assets and liabilities:
Accounts and other receivables, net (Note 4)	(68.8)	0.8
Inventories, net	(11.4)	(12.2)
Accounts payable and accrued liabilities	(0.4)	(7.5)
Prepaid expenses and other current assets	(5.9)	(8.1)
Other	(2.9)	3.4

Net cash provided by operating activities	72.7	134.0
Cash flows from investing activities
Capital expenditures	(32.9)	(43.1)
Investments in intangible assets	(0.4)	(1.0)
Proceeds from (investments in) unconsolidated affiliates, net	4.6	(3.0)
Investments in trading securities, net	(0.6)	(0.7)
Proceeds from investments (Note 3)	30.9	—
Proceeds from sale of assets (Note 2)	74.0	5.4
Acquisition milestone payment	—	(9.6)
Other	—	(0.5)

Net cash provided by (used in) investing activities	75.6	(52.5)
Cash flows from financing activities
Proceeds from issuance of long-term debt	196.3	44.2
Payments on long-term debt	(62.1)	(71.4)
Purchases of treasury stock	(285.5)	(107.2)
Proceeds from stock plans	50.7	32.6
Excess tax benefit from stock plans	12.5	7.4
Other	(0.4)	4.6

Net cash used in financing activities	(88.5)	(89.8)
Effect of currency exchange rate changes on cash and cash equivalents	0.8	1.2

Net increase (decrease) in cash and cash equivalents	60.6	(7.1)
Cash and cash equivalents at beginning of period	141.8	182.8

Cash and cash equivalents at end of period	$202.4	$175.7

Supplemental disclosures:
Non-cash transactions:
Issuance of common shares in redemption of convertible debt	$147.7	$—

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

Recently Adopted Accounting Standards

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"), which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. In October 2008, the FASB issued FASB Staff Position 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active" ("FSP 157-3"). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance, including prior periods for which financial statements have not yet been issued. The Company's adoption of SFAS No. 157, except as it applies to those non-financial assets and liabilities affected by the one-year delay, did not have a material impact on the Company's consolidated financial statements. The Company does not expect the adoption of SFAS 157 related to its non-financial assets and liabilities to have a material impact on its consolidated financial statements. The adoption of FSP 157-3 did not have an impact on the Company's consolidated financial statements. See Note 8 for further information.

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

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective November 15, 2008. The Company does not expect the adoption of SFAS 162 to have a material impact on its consolidated financial statements.

        In September 2008, the FASB issued FSP 133-1 and FIN 45-4, "Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161" ("FSP 133-1 and FIN 45-4"). FSP 133-1 and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. FSP 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

2. SPECIAL (GAINS) CHARGES, NET

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Loss on sale of product line	$—	$—	$8.1	$—
Litigation settlement	—	—	2.1	—
Realignment expenses, net	—	—	(0.9)	—
Gain on estimated insurance settlement	—	(2.5)	—	(2.5)

Special (gains) charges, net	$—	$(2.5)	$9.3	$(2.5)

  Loss on Sale of Product Line

        In January 2008, the Company completed the sale of certain assets related to the LifeStent product line. This divestiture is part of the Company's ongoing strategy to focus resources on its core heart valve and critical care businesses. Under the terms of the sale agreement, the Company received an initial cash payment of $74.0 million at closing, and will receive up to an additional $65.0 million in cash upon the achievement of certain milestones, including the receipt of United States regulatory approval of the LifeStent products for a superficial femoral artery indication and the transfer of LifeStent device manufacturing. The Company agreed to provide transition services until the earlier of mid-2010 or the transfer of manufacturing to the buyer. Because of the Company's continued involvement in the operations of LifeStent after its sale, the Company did not report the loss on disposition or the results of LifeStent's operations as discontinued operations.

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

  Realignment Expenses, net

        In December 2007, the Company recorded realignment expenses of $13.9 million primarily related to (1) severance expenses associated with the sale of the Company's LifeStent product line and a global reduction in workforce, primarily in the United States, Europe and Japan (impacting approximately 180 employees), and (2) the termination of the Company's intra-aortic balloon pump distribution agreement in Japan. As of September 30, 2008, remaining payments of $3.4 million are expected to be paid through the end of 2009.

        In March 2008, the Company recorded a $1.3 million charge for executive severance associated with the Company's business realignment, offset by a $1.4 million reversal of the December 2007 accrued severance related to the sale of the LifeStent product line. As of September 30, 2008, remaining payments of $1.0 million for the executive severance charge are expected to be paid through the end of 2009.

        In June 2008, the Company recorded a $0.8 million reversal of the December 2007 accrued severance costs related to the global reduction in workforce.

  Gain on Estimated Insurance Settlement

        During the third quarter of 2007, the Company experienced a fire that damaged certain inventory held at a third party warehouse in Brazil. The total amount of the loss related to the inventory was $1.8 million, which was expected to be reimbursed by insurance. In addition, the Company held business interruption insurance to cover the lost profit of $2.5 million due to the property damage. As of September 30, 2007, the Company had recorded a receivable from the insurance company of $4.3 million and a gain of $2.5 million for the estimated insurance settlement. In the fourth quarter of 2007, the Company reversed this gain as it will be recognized upon settlement.

3. INVESTMENTS

        The Company holds an investment in the Bank of America Columbia Strategic Cash fund, a private placement money market mutual fund, which was closed to new subscriptions or redemptions in December 2007, resulting in the Company's inability to immediately redeem its investments for cash. During the three and nine months ended September 30, 2008, the Company recognized realized losses and unrealized losses considered other-than-temporary of $0.1 million and $0.9 million, respectively, included in "Other Expense (Income), net." During 2008, the Company has received cash redemptions of $30.9 million. The fair value of the Company's remaining investment in this fund as of September 30, 2008 and December 31, 2007 was estimated to be $17.6 million and $49.4 million, respectively, based on the net asset value of the fund. Based on information received from the fund manager regarding the timing of the expected redemptions, the Company expects to receive cash redemptions for approximately $12.1 million through the third quarter of 2009, which has been classified as "Short-term Investments" on the accompanying consolidated condensed balance sheet as of September 30, 2008. The remaining $5.5 million of the investment is expected to be received after the third quarter of 2009, and has been classified as "Other Assets." The entire investment of $49.4 million at December 31, 2007 was classified as "Short-term Investments" based on the redemption schedule communicated to the Company at that time.

4. ACCOUNTS RECEIVABLE SECURITIZATION

        The Company securitizes, on a continuous basis, an undivided interest in certain eligible pools of trade accounts receivable in Japan and, until August 2008, in the United States. Under the Japan Receivables Facility, the Company sells eligible accounts receivable directly to a financial institution. The Japan Receivables Facility expires on December 3, 2008 and the Company is in the process of renewing it. Previously, under the United States Receivables Facility, the Company sold eligible accounts receivable to a wholly owned, bankruptcy-remote entity formed for the purpose of buying and selling these receivables, which then sold undivided interests in the receivables to a financial institution. In August 2008, the Company terminated its securitization program in the United States, and repurchased $50 million of accounts receivable. As of September 30, 2008, the Company had sold, under its Japan securitization program, a total of $34.8 million of trade accounts receivable and received funding of $29.2 million.

5. INVENTORIES

        Inventories consisted of the following (in millions):

	September 30, 2008	December 31, 2007
Raw materials	$35.9	$30.5
Work in process	25.1	21.8
Finished products	82.8	100.3

	$143.8	$152.6

6. OTHER INTANGIBLE ASSETS

        Other intangible assets subject to amortization consisted of the following (in millions):

	Patents	Unpatented Technology	Other	Total
September 30, 2008
Cost	$209.8	$35.0	$13.5	$258.3
Accumulated amortization	(123.0)	(24.0)	(3.4)	(150.4)

Net carrying value	$86.8	$11.0	$10.1	$107.9

December 31, 2007
Cost	$214.1	$35.0	$17.4	$266.5
Accumulated amortization	(118.7)	(22.2)	(3.1)	(144.0)

Net carrying value	$95.4	$12.8	$14.3	$122.5

        Patents include $14.1 million of capitalized legal costs related to the defense and enforcement of issued patents and trademarks for which success is deemed probable as of September 30, 2008.

        In January 2008, the Company completed the sale of certain assets related to the LifeStent product line (see Note 2). This transaction resulted in a net reduction in "Other Intangible Assets, net" of $7.8 million.

        Amortization expense related to other intangible assets was $4.6 million and $4.2 million for the three months ended September 30, 2008 and 2007, respectively, and $13.8 million and $12.6 million for the nine months ended September 30, 2008 and 2007, respectively. Estimated amortization expense for each of the years ending December 31 is as follows (in millions):

2008	$18.4
2009	17.3
2010	13.9
2011	12.1
2012	11.5

7. CONVERTIBLE DEBT

        On May 9, 2008, the Company called for redemption its $150.0 million of convertible senior debentures (the "Notes"). Prior to the redemption date of June 9, 2008, holders of approximately $147.7 million principal amount of the Notes converted their debentures into approximately 2.7 million shares of Edwards Lifesciences common stock at a conversion price of $54.66 per share. The remaining outstanding Notes of $2.3 million were redeemed for cash on the redemption date.

8. FAIR VALUE MEASUREMENTS

        The Company adopted SFAS 157 as of January 1, 2008. As explained in Note 1, the Company has only adopted the provisions of SFAS 157 with respect to its financial assets and liabilities. The Company has deferred the application of the provisions of this statement to its non-financial assets and liabilities in accordance with FSP 157-2. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to determine fair values. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

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

        The following table summarizes the Company's financial instruments which are measured at fair value on a recurring basis as of September 30, 2008 (in millions):

	Level 1	Level 2	Level 3	Total
Assets
Investment in the Bank of America Columbia Strategic Cash fund	$—	$—	$17.6	$17.6
Investments held for executive deferred compensation plan	12.8	—	—	12.8
Investments in unconsolidated affiliates	10.8	—	—	10.8
Residual interest in accounts receivable securitizations	—	—	5.6	5.6
Derivatives	—	5.5	—	5.5

	$23.6	$5.5	$23.2	$52.3

        The following table summarizes the changes in fair value of the Company's financial assets and liabilities that have been classified as Level 3 for the nine months ended September 30, 2008 (in millions):

	Investment in the Columbia Strategic Cash Fund	Residual Interest in Accounts Receivable Securitizations	Total
Balance at December 31, 2007	$49.4	$8.8	$58.2
Total losses—realized and unrealized:
Included in earnings(a)	(0.9)	—	(0.9)
Included in other comprehensive income	—	—	—
Purchases, sales, issuances, and settlements	(30.9)	(3.2)	(34.1)
Transfers in and/or out of Level 3	—	—	—

Balance at September 30, 2008	$17.6	$5.6	$23.2

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

9. DEFINED BENEFIT PLANS

        The components of net periodic benefit costs for the three and nine months ended September 30, 2008 and 2007 were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Service cost	$1.0	$0.7	$2.9	$2.0
Employee contributions	—	—	—	—
Interest cost	0.3	0.6	1.0	1.8
Expected return on plan assets	(0.3)	(0.6)	(0.7)	(1.8)
Amortization of prior service cost and other	0.1	—	0.1	0.1

Net periodic pension benefit cost	$1.1	$0.7	$3.3	$2.1

10. STOCK-BASED COMPENSATION

        Stock-based compensation expense related to awards issued under the Company's incentive compensation plans for the three and nine months ended September 30, 2008 and 2007 was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of goods sold	$0.8	$0.8	$2.0	$2.3
Selling, general and administrative expenses	6.1	5.4	15.3	14.9
Research and development expenses	1.3	1.3	3.7	3.7

Total stock-based compensation expense	$8.2	$7.5	$21.0	$20.9

        At September 30, 2008, the total remaining compensation cost related to unvested stock options, restricted stock units and employee stock purchase subscription awards amounted to $53.0 million and will be amortized on a straight-line basis over a weighted-average vesting period of approximately 32 months.

        During the nine months ended September 30, 2008, the Company granted 1.0 million stock options at a weighted-average exercise price of $55.50 and 0.3 million shares of restricted stock units at a weighted-average grant-date fair value of $54.35.

  Fair Value Disclosures

        The Black-Scholes option pricing model was used with the following weighted-average assumptions for options granted during the following periods:

  Option Awards

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Risk-free interest rate	2.9%	4.8%	3.0%	4.6%
Expected dividend yield	None	None	None	None
Expected volatility	23.7%	18.5%	23.3%	18.7%
Expected term (years)	4.9	4.9	4.7	4.9
Fair value, per share	$15.12	$13.36	$14.35	$13.09

        The Black-Scholes option pricing model was used with the following weighted-average assumptions for employee stock purchase plan ("ESPP") subscriptions granted during the following periods:

  ESPP

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Risk-free interest rate	2.1%	4.9%	2.2%	4.9%
Expected dividend yield	None	None	None	None
Expected volatility	25.5%	23.8%	25.3%	24.6%
Expected term (years)	0.6	0.6	0.6	0.6
Fair value, per share	$14.36	$11.53	$14.04	$11.51

11. COMMITMENTS AND CONTINGENCIES

        In August 2003, Edwards Lifesciences filed a lawsuit against Medtronic, Inc. and its affiliate, Medtronic Vascular, Inc. (collectively, "Medtronic"); Cook, Inc. ("Cook"); and W.L. Gore & Associates ("Gore") alleging infringement of a patent exclusively licensed to the Company. The lawsuit was filed in the United States District Court for the Northern District of California, seeking monetary damages and injunctive relief. In September 2003, a second patent exclusively licensed to the Company was added to the lawsuit. As announced in January 2006, Edwards Lifesciences settled this litigation with Medtronic; Edwards Lifesciences remains in litigation with Cook and Gore, each of which has answered and asserted various affirmative defenses and counterclaims. In March 2008, the District Court granted summary judgment of non-infringement in favor of Cook and subsequently granted summary judgment of non-infringement in favor of Gore. In September 2008, Edwards Lifesciences appealed these judgments to the Federal Circuit Court of Appeals.

        In May 2007, Edwards Lifesciences filed a lawsuit against CoreValve, Inc. ("CoreValve"), alleging that CoreValve's ReValving System infringes on a European patent, one of the Andersen family of patents. The lawsuit was filed in the District Patent Court in Dusseldorf, Germany, seeking injunctive and declaratory relief. As announced in October 2008, the Court rejected this assertion and dismissed the infringement lawsuit. The Company has appealed this decision. In May 2007, and June 2007, CoreValve filed separate lawsuits in London, United Kingdom, and Munich, Germany, respectively, against the three inventors of this patent alleging that the patent is invalid. Edwards Lifesciences subsequently purchased the Andersen patent family. The Company then asserted that CoreValve's

ReValving System infringes the Andersen patent in the United Kingdom. A trial in the United Kingdom on validity and infringement concluded in July 2008, and a decision is pending. In February 2008, the Company filed a lawsuit against CoreValve in the United States alleging infringement of three of the U.S. Andersen patents.

        In February 2008, Cook filed a lawsuit in the District Patent Court in Dusseldorf, Germany against Edwards Lifesciences alleging that the Edwards SAPIEN transcatheter heart valve infringes on a Cook patent. Edwards Lifesciences subsequently filed lawsuits in London, United Kingdom, and in Munich, Germany, against Cook alleging that the patents in each country are invalid. In the United Kingdom lawsuit, Cook has counterclaimed, alleging infringement by Edwards.

        In addition, Edwards Lifesciences is or may be a party to, or may otherwise be responsible for, pending or threatened lawsuits related primarily to products and services currently or formerly manufactured or performed, as applicable, by Edwards Lifesciences. Such cases and claims raise difficult and complex factual and legal issues and are subject to many uncertainties, including, but not limited to, the facts and circumstances of each particular case or claim, the jurisdiction in which each suit is brought, and differences in applicable law. Upon resolution of any such legal matter or other claims, Edwards Lifesciences may incur charges in excess of established reserves. While any such charge could have a material adverse impact on Edwards Lifesciences' net income or cash flows in the period in which it is recorded or paid, management does not believe that any such charge relating to any currently pending lawsuit would have a material adverse effect on Edwards Lifesciences' financial position, results of operations or liquidity.

        Edwards Lifesciences is subject to various environmental laws and regulations both within and outside of the United States. The operations of Edwards Lifesciences, like those of other medical device companies, involve the use of substances regulated under environmental laws, primarily in manufacturing and sterilization processes. While it is difficult to quantify the potential impact of continuing compliance with environmental protection laws, management believes that such compliance will not have a material impact on Edwards Lifesciences' financial position, results of operations or liquidity.

12. COMPREHENSIVE INCOME

        Reconciliation of net income to comprehensive income is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$32.9	$29.1	$90.8	$97.2
Other comprehensive income:
Currency translation adjustments	(19.3)	10.1	(2.0)	15.5
Unrealized net (loss) gain on investments in unconsolidated affiliates, net of tax	(3.5)	6.5	(7.6)	8.1
Unrealized net gain (loss) on cash flow hedges, net of tax	8.6	(4.8)	7.1	(4.9)

Comprehensive income	$18.7	$40.9	$88.3	$115.9

13. EARNINGS PER SHARE

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

        The table below presents the computation of basic and diluted earnings per share (in millions, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Basic:
Net income	$32.9	$29.1	$90.8	$97.2

Weighted-average shares outstanding	56.0	57.1	55.8	57.5

Basic earnings per share	$0.59	$0.51	$1.63	$1.69

Assuming dilution:
Net income	$32.9	$29.1	$90.8	$97.2
Interest expense related to convertible debt, net of tax	—	1.0	1.7	3.0

Net income applicable to diluted shares	$32.9	$30.1	$92.5	$100.2

Weighted-average shares outstanding	56.0	57.1	55.8	57.5
Dilutive effect of convertible debt	—	2.7	1.6	2.7
Dilutive effect of stock plans	3.0	2.6	2.7	2.8

Dilutive weighted-average shares outstanding	59.0	62.4	60.1	63.0

Diluted earnings per share	$0.56	$0.48	$1.54	$1.59

        Stock options and restricted stock units to purchase 1.1 million and 3.5 million shares for the three months ended September 30, 2008 and 2007, respectively, and 2.0 million and 2.8 million for the nine months ended September 30, 2008 and 2007, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. Diluted shares included the Company's $150.0 million convertible debentures until they were redeemed on June 9, 2008.

14. INCOME TAXES

        The Federal Research and Development Credit expired on December 31, 2007. Legislation was signed on October 3, 2008 extending the research credit retroactively from January 1, 2008 through December 31, 2009. No benefit related to the Federal Research and Development Credit has been taken in the first nine months of 2008. The benefit related to the retroactive extension of the research credit will be reflected in the fourth quarter of 2008, the quarter in which the legislation was enacted.

        The effective income tax rates were 24.5% and 30.4% for the three and nine months ended September 30, 2008, respectively, and 25.0% and 25.3% for the three and nine months ended September 30, 2007, respectively. The income tax rate for the nine months ended September 30, 2008 included the tax effect on the sale of the LifeStent product line.

        As of September 30, 2008, the liability for income taxes associated with uncertain tax positions was $48.5 million. This liability can be reduced by $12.4 million from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments. The net amount of $36.1 million, if recognized, would favorably affect the Company's effective tax rate. Changes during the period to potential interest expense upon settlement were immaterial.

        The liability for income taxes associated with uncertain tax positions was $40.5 million at June 30, 2008 and $36.4 million at December 31, 2007. As of June 30, 2008 and December 31, 2007, these liabilities could be reduced by $8.7 million and $8.0 million, respectively, from offsetting tax benefits. The net amounts of $31.8 million at June 30, 2008 and $28.4 million at December 31, 2007, if recognized, would favorably affect the Company's effective tax rate.

        During the third quarter of 2007, the Internal Revenue Service ("IRS") initiated an audit of the 2005 and 2006 tax years. This audit is expected to close in late 2008 or early 2009. No significant unexpected adjustments have been proposed.

        In the next 12 months the amount of unrecognized tax benefits, and the amount of those benefits impacting the rate, may change as a result of settlements of tax authority examinations and the closing of statutes. The quantity and timing of potential tax settlements and payments cannot be estimated at this time. At September 30, 2008, the Company has concluded all United States federal income tax matters for years through 2004. All material state and local, and foreign income tax matters have been concluded for years through 2002.

15. SEGMENT INFORMATION

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

        Certain items are maintained at the corporate level and are not allocated to the segments. The non-allocated items include net interest expense, global marketing expenses, corporate research and development expenses, United States manufacturing variances, corporate headquarters costs, in-process research and development, special gains and charges, stock-based compensation, foreign currency hedging activities, certain litigation costs and most of the Company's amortization expense. Although most of the Company's depreciation expense is included in segment pre-tax income, due to the Company's methodology for cost build-up, it is impractical to determine the amount of depreciation expense included in each segment. The Company neither discretely allocates assets to its operating segments, nor evaluates the operating segments using discrete asset information.

        The table below presents information about Edwards Lifesciences' reportable segments (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net Sales
United States	$134.4	$118.2	$408.0	$362.8
Europe	83.3	53.9	263.9	172.4
Japan	42.0	43.3	121.7	131.3
Rest of world	33.1	28.5	96.6	82.4

Total segment net sales	$292.8	$243.9	$890.2	$748.9

Pre-Tax Income
United States	$69.7	$60.4	$212.0	$192.3
Europe	23.9	11.1	81.0	42.7
Japan	18.9	17.0	53.1	50.0
Rest of world	8.9	6.7	25.4	18.2

Total segment pre-tax income	$121.4	$95.2	$371.5	$303.2

        The table below presents reconciliations of segment net sales to consolidated net sales and segment pre-tax income to consolidated pre-tax income (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net Sales Reconciliation
Segment net sales	$292.8	$243.9	$890.2	$748.9
Foreign currency	10.8	17.5	37.8	49.2

Consolidated net sales	$303.6	$261.4	$928.0	$798.1

Pre-Tax Income Reconciliation
Segment pre-tax income	$121.4	$95.2	$371.5	$303.2
Unallocated amounts:
Corporate items	(75.4)	(65.7)	(223.4)	(192.9)
Special gains (charges), net	—	2.5	(9.3)	2.5
Interest income (expense), net	0.4	(0.4)	(0.4)	(1.0)
Foreign currency	(2.8)	7.2	(8.0)	18.4

Consolidated pre-tax income	$43.6	$38.8	$130.4	$130.2

  Enterprise-Wide Information

        Enterprise-wide information is based on end customer locations and foreign exchange rates used in the Company's consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Net Sales by Geographic Area
United States	$135.6	$118.1	$410.8	$362.7
Other countries	168.0	143.3	517.2	435.4

	$303.6	$261.4	$928.0	$798.1

Net Sales by Major Product and Service Area
Heart Valve Therapy	$148.4	$122.8	$457.7	$383.6
Critical Care	110.3	96.5	333.6	284.8
Cardiac Surgery Systems	21.4	13.8	66.3	45.8
Vascular	23.5	22.4	70.4	64.9
Other Distributed Products	—	5.9	—	19.0

	$303.6	$261.4	$928.0	$798.1

	September 30, 2008	December 31, 2007
	(in millions)
Long-Lived Tangible Assets by Geographic Area
United States	$175.9	$197.9
Other countries	85.7	78.9

	$261.6	$276.8

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

        Edwards Lifesciences' Heart Valve Therapy portfolio is comprised of tissue heart valves and heart valve repair products. A pioneer in the development and commercialization of heart valve products, Edwards Lifesciences is the world's leading manufacturer of tissue heart valves and repair products used to replace or repair a patient's diseased or defective heart valve. In the Critical Care area, Edwards Lifesciences is a world leader in hemodynamic monitoring equipment used to measure a patient's cardiovascular function and in disposable pressure transducers, and also provides central venous access products for fluid and drug delivery. The Company's Cardiac Surgery Systems portfolio comprises a diverse line of products for use during cardiac surgery including cannula, EMBOL-X technologies, and other disposable products used during cardiopulmonary bypass procedures. Cardiac Surgery Systems also included transmyocardial revascularization ("TMR") products until March 2007 when the Company sold the distribution rights to its TMR products. In December 2007, the Company acquired the CardioVations line of products used in minimally invasive heart valve surgery. Edwards Lifesciences' Vascular portfolio includes a line of balloon catheter-based products, surgical clips and inserts, artificial implantable grafts, and stents ("LifeStent" products) for which approval is being sought for use in the treatment of peripheral vascular disease. The Company sold the LifeStent product line in January 2008, but will continue to manufacture these products for the buyer until the earlier of mid-2010 or the transfer of manufacturing to the buyer. Lastly, Other Distributed Products consisted primarily of intra-aortic balloon pumps. This business was terminated at the end of 2007.

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

Recently Adopted Accounting Standards

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"), which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. In October 2008, the FASB issued FASB Staff Position 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active" ("FSP 157-3"). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance, including prior periods for which financial statements have not yet been issued. The Company's adoption of SFAS No. 157, except as it applies to those non-financial assets and liabilities affected by the one-year delay, did not have a material impact on the Company's consolidated financial statements. The Company does not expect the adoption of SFAS 157 related to its non-financial assets and liabilities to have a material impact on its consolidated financial statements. The adoption of FSP 157-3 did not have an impact on the Company's consolidated financial statements.

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

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective November 15, 2008. The Company does not expect the adoption of SFAS 162 to have a material impact on its consolidated financial statements.

        In September 2008, the FASB issued FSP 133-1 and FIN 45-4, "Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161" ("FSP 133-1 and FIN 45-4"). FSP 133-1 and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. FSP 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

Results of Operations

  Net Sales Trends

        The following is a summary of United States and international net sales (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
				Percent Change				Percent Change
	2008	2007	Change		2008	2007	Change
United States	$135.6	$118.1	$17.5	14.8%	$410.8	$362.7	$48.1	13.3%
International	168.0	143.3	24.7	17.2%	517.2	435.4	81.8	18.8%

Total net sales	$303.6	$261.4	$42.2	16.1%	$928.0	$798.1	$129.9	16.3%

        In the United States, the $17.5 million and $48.1 million increases in net sales for the three and nine months ended September 30, 2008, respectively, were due primarily to:

  •
  CardioVations products, which increased net sales by $5.9 million and $17.7 million, respectively. The Company purchased the CardioVations product line in December 2007;

  •
  LifeStent products, which increased net sales by $4.6 million and $13.7 million, respectively. LifeStent sales include end-customer sales recorded prior to the divestiture of LifeStent in mid-January 2008, and sales after the divestiture resulting from the on-going manufacturing requirements of the sale agreement (all of which are recorded in the United States), which will continue until the earlier of mid-2010 or the transfer of manufacturing to the buyer;

  •
  Critical Care products, which increased net sales by $3.6 million and $11.1 million, respectively, driven primarily by the FloTrac minimally invasive monitoring system, hemofiltration products, and pressure monitoring products; and

  •
  Heart Valve Therapy products, which increased net sales by $3.3 million and $7.2 million, respectively, driven primarily by the Carpentier-Edwards PERIMOUNT Magna with ThermaFix valve.

        International net sales increased $24.7 million and $81.8 million for the three and nine months ended September 30, 2008, respectively, due primarily to:

  •
  Heart Valve Therapy products, which increased net sales by $22.2 million and $66.8 million, respectively, driven primarily by the Edwards SAPIEN transcatheter heart valve, the Carpentier-

    Edwards PERIMOUNT Magna Ease valve and the launch of the Magna aortic valve in Japan; and

  •
  Critical Care products, which increased net sales by $10.2 million and $37.7 million, respectively, driven primarily by the FloTrac minimally invasive monitoring system, pressure monitoring products, and hemofiltration products;

        partially offset by

  •
  decreases of $9.4 million and $27.6 million, respectively, related to the discontinuation of distributed sales in Japan of intra-aortic balloon pumps and the divestiture of the LifeStent product line.

        The benefit of foreign currency exchange rate fluctuations included above increased net sales by $11.2 million and $43.7 million for the three and nine months ended September 30, 2008, respectively, due primarily to the strengthening of the Euro and Japanese yen against the United States dollar. The impact of foreign currency exchange rate fluctuations on net sales is not indicative of the impact on net income due to the corresponding effect of foreign currency exchange rate fluctuations on international manufacturing and operating costs and the Company's hedging activities. For more information see Item 3, "Quantitative and Qualitative Disclosures About Market Risk."

  Net Sales by Product Line

        The following table is a summary of net sales by product line (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
				Percent Change				Percent Change
	2008	2007	Change		2008	2007	Change
Heart Valve Therapy	$148.4	$122.8	$25.6	20.8%	$457.7	$383.6	$74.1	19.3%
Critical Care	110.3	96.5	13.8	14.3%	333.6	284.8	48.8	17.1%
Cardiac Surgery Systems	21.4	13.8	7.6	55.1%	66.3	45.8	20.5	44.8%
Vascular	23.5	22.4	1.1	4.9%	70.4	64.9	5.5	8.5%
Other Distributed Products	—	5.9	(5.9)	(100.0)%	—	19.0	(19.0)	(100.0)%

Total net sales	$303.6	$261.4	$42.2	16.1%	$928.0	$798.1	$129.9	16.3%

  Heart Valve Therapy

        The $25.6 million and $74.1 million increases in net sales of Heart Valve Therapy products for the three and nine months ended September 30, 2008, respectively, were due primarily to:

  •
  the launch of the Edwards SAPIEN transcatheter heart valve in Europe during the fourth quarter of 2007, which increased net sales by $12.8 million and $34.2 million, respectively; and

  •
  pericardial tissue valves, which increased net sales by $11.9 million and $36.6 million, respectively, primarily as a result of the Carpentier-Edwards PERIMOUNT Magna Ease valve, the Magna with ThermaFix aortic valve, and the launch of the Magna aortic valve in Japan.

        The Company expects that its SAPIEN transcatheter heart valve and its PERIMOUNT Magna Ease and Magna with ThermaFix valves will continue to be strong contributors to 2008 sales. The Company launched the Magna Ease valve in Europe in May 2007, and is expecting to introduce this product into the United States in 2009, pending regulatory approval. The Company's PERIMOUNT Magna mitral valve is gaining physician acceptance in Europe, and the Company received Food and Drug Administration ("FDA") approval during the third quarter of 2008 and launched this product into the United States during September 2008. In Japan, the Company received regulatory and reimbursement approval for its Magna aortic valve in the second quarter of 2008, and introduced this product in Japan during June 2008. The Company expects this product to continue to accelerate its growth rate in Japan. The Company had its first implants of the Carpentier-Edwards Physio II ring during the third quarter of 2008 and concluded that some modifications to the ring accessories are necessary. Therefore, the Company now expects to launch the product in the United States and Europe during the first quarter of 2009. Physio II is the next generation repair product for the degenerative segment of mitral repair.

  Critical Care

        The $13.8 million and $48.8 million increases in net sales of Critical Care products for the three and nine months ended September 30, 2008, respectively, were due primarily to:

  •
  FloTrac systems, which increased net sales by $6.1 million and $15.5 million, respectively;

  •
  core Critical Care products, which increased net sales by $5.4 million and $25.0 million, respectively, driven primarily by market share gains in pressure monitoring products and PreSep, the Company's central venous oximetry catheter for early detection of sepsis; and

  •
  hemofiltration products, which increased net sales by $2.3 million and $8.3 million, respectively.

        The Company expects worldwide FloTrac system sales to continue to be a significant contributor to Critical Care sales growth in 2008. During the second quarter of 2008, the Company introduced an enhancement to the FloTrac system that provides additional information in the operating room, and the Company plans to continue introducing additional product enhancements that will enable FloTrac to address a wider range of patients.

  Cardiac Surgery Systems

        The $7.6 million and $20.5 million increases in net sales of Cardiac Surgery Systems products for the three and nine months ended September 30, 2008, respectively, were due primarily to the acquisition of the CardioVations product line in December 2007, which increased net sales by $7.4 million and $22.2 million, respectively. These increases were partially offset by the discontinuation of the Brazil-based perfusion product line, which resulted in net sales decreases of $0.8 million and $4.0 million, respectively, for the three and nine months ended September 30, 2008.

  Vascular

        The $1.1 million and $5.5 million increases in net sales of Vascular products for the three and nine months ended September 30, 2008, respectively, were due primarily to increased sales of LifeStent products. In January 2008, the Company completed the sale of the LifeStent product line. The Company has agreed to provide transition services, including manufacturing, to the buyer until the earlier of mid-2010 or the transfer of manufacturing to the buyer, and will continue to pursue pre-market approval for a superficial femoral artery indication. LifeStent sales include end-customer sales recorded prior to the divestiture of LifeStent in mid-January and sales after the divestiture resulting from the on-going manufacturing requirements of the sale agreement.

  Other Distributed Products

        The $5.9 million and $19.0 million decreases in net sales of Other Distributed Products for the three and nine months ended September 30, 2008, respectively, were due to the termination at the end of 2007 of distributed sales in Japan of intra-aortic balloon pumps.

  Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
Gross profit as a percentage of net sales	65.4%	65.3%	0.1 pts.	65.4%	65.1%	0.3 pts.

        The 0.1 and 0.3 percentage point increases in gross profit as a percentage of net sales for the three and nine months ended September 30, 2008, respectively, were driven by:

  •
  a 2.0 percentage point increase in the international gross profit as a percentage of net sales for both the three and nine months ended September 30, 2008, due to a more profitable product mix, primarily higher sales of Heart Valve Therapy products and FloTrac systems, combined with the discontinuation of lower margin perfusion products and intra-aortic balloon pumps;

        partially offset by

  •
  a 0.2 percentage point and a 0.6 percentage point decrease in the United States gross profit as a percentage of net sales for the three and nine months ended September 30, 2008, respectively, due primarily to sales of LifeStent products under the on-going manufacturing requirements of the LifeStent sale agreement, partially offset by a more profitable product mix, primarily higher sales of FloTrac systems; and

  •
  the impact from the expiration of foreign currency hedging contracts.

  Selling, General and Administrative (SG&A) Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
	(dollars in millions)
SG&A expenses	$119.3	$103.2	$16.1	$360.4	$303.5	$56.9
SG&A expenses as a percentage of net sales	39.3%	39.5%	(0.2) pts.	38.8%	38.0%	0.8 pts.

        The $16.1 million and $56.9 million increases in selling, general and administrative expenses for the three and nine months ended September 30, 2008, respectively, and the 0.8 percentage point increase in selling, general and administrative expenses as a percentage of net sales for the nine months ended September 30, 2008, were due primarily to (1) the impact of foreign currency (primarily the strengthening of the Euro against the United States dollar), (2) higher sales related spending, including investments for the Edwards SAPIEN transcatheter heart valve launch in Europe, and (3) higher compensation expense related to the Company's strong sales performance.

  Research and Development Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
	(dollars in millions)
Research and development expenses	$35.1	$30.9	$4.2	$103.4	$88.8	$14.6
Research and development expenses as a percentage of net sales	11.6%	11.8%	(0.2) pts.	11.1%	11.1%	—

        The increases in research and development expenses for the three and nine months ended September 30, 2008 were due primarily to additional investments in transcatheter and surgical heart valve programs, and in Critical Care development efforts.

        The following are the developments related to the Company's transcatheter aortic valve replacement program (formerly Percutaneous Valve Technologies, Inc.'s percutaneous aortic valve program):

  •
  the Company received conditional Investigational Device Exemption ("IDE") approval from the FDA in March 2007 to initiate its PARTNER trial, a pivotal clinical trial of the Company's Edwards SAPIEN transcatheter heart valve technology. The PARTNER trial, which has two study arms, began enrollment during the second quarter of 2007 and will evaluate the Edwards SAPIEN transcatheter heart valve in patients who are considered at high risk for conventional open-heart valve surgery. In the first study arm ("Cohort A"), patients will be randomized on a 1:1 basis to either high risk surgery or the Edwards SAPIEN transcatheter heart valve. Cohort A will have 690 patients and is a non-inferiority analysis. In the second study arm ("Cohort B"), patients who are deemed non-operable will be randomized 1:1 to medical management or the Edwards SAPIEN transcatheter heart valve. Cohort B will have 350 patients and is a superiority analysis. The Company anticipates it will complete enrollment in Cohort B near the end of 2008 and complete enrollment in Cohort A by the end of the third quarter 2009;

  •
  the Company completed enrollment in its United States feasibility study of the Ascendra transapical delivery system in April 2007. The Company obtained FDA approval to add Ascendra to the PARTNER trial in January 2008, and during the second quarter of 2008 the first patients received the SAPIEN valve using Ascendra. The Company believes that having Ascendra in the trial will give cardiac surgeons an opportunity to partner in this technology and it will allow the Company to address a larger patient population. The Ascendra transapical delivery system is available for sale in Europe;

  •
  the Company received regulatory approval to add the RetroFlex II delivery system to the PARTNER trial and began selling RetroFlex II in Europe during the second quarter of 2008. The RetroFlex II further enhances the ease-of-use benefits of RetroFlex I by adding a customized atraumatic tip to enable clinicians to more easily navigate across the native stenotic aortic valve. The Company expects to introduce its new RetroFlex III delivery system in late 2008;

  •
  the Company began its United States feasibility trial of the SAPIEN valve in the pulmonic position in April 2008. The goal of this clinical study is to enable physicians to offer a minimally invasive alternative to patients with a failing pulmonic valve, using the Company's transcatheter valve platform and RetroFlex delivery system; and

  •
  first-in-man cases using the Company's next generation transcatheter heart valve, the Edwards SAPIEN XT, were performed during the first quarter of 2008. The Company believes that this next generation valve's features will help reduce its delivery profile without compromising strength, making it available to an even wider group of patients than the Edwards SAPIEN valve. The Company is currently in discussions with the European regulatory agencies regarding a clinical trial design and expects to begin a trial before the end of the year in support of a CE Mark, receipt of which is expected by mid-2010.

        The following are the developments related to the Company's transcatheter mitral valve repair program:

  •
  in October 2008, the Company announced the continuation of the EVOLUTION II clinical trial of the Edwards MONARC mitral repair system (formerly ev3,  Inc.'s percutaneous mitral valve repair program), a coronary sinus technology. This trial will study patients with moderate to severe mitral regurgitation and heart failure in Europe and Canada. The Company expects to begin enrollment in this trial by the end of 2008.

  Special (Gains) Charges, net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Loss on sale of product line	$—	$—	$8.1	$—
Litigation settlement	—	—	2.1	—
Realignment expenses, net	—	—	(0.9)	—
Gain on estimated insurance settlement	—	(2.5)	—	(2.5)

Special (gains) charges, net	$—	$(2.5)	$9.3	$(2.5)

  Loss on Sale of Product Line

        In January 2008, the Company completed the sale of certain assets related to the LifeStent product line. This divestiture is part of the Company's ongoing strategy to focus resources on its core heart valve and critical care businesses. Under the terms of the sale agreement, the Company received an initial cash payment of $74.0 million at closing, and will receive up to an additional $65.0 million in cash upon the achievement of certain milestones, including the receipt of United States regulatory approval of the LifeStent products for a superficial femoral artery indication and the transfer of LifeStent device manufacturing. The Company agreed to provide transition services until the earlier of mid-2010 or the transfer of manufacturing to the buyer. Because of the Company's continued involvement in the operations of LifeStent after its sale, the Company did not report the loss on disposition or the results of LifeStent's operations as discontinued operations.

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

  Realignment Expenses, net

        In December 2007, the Company recorded realignment expenses of $13.9 million primarily related to (1) severance expenses associated with the sale of the Company's LifeStent product line and a global reduction in workforce, primarily in the United States, Europe and Japan (impacting approximately 180 employees), and (2) the termination of the Company's intra-aortic balloon pump distribution agreement in Japan. As of September 30, 2008, remaining payments of $3.4 million are expected to be paid through the end of 2009.

        In March 2008, the Company recorded a $1.3 million charge for executive severance associated with the Company's business realignment, offset by a $1.4 million reversal of the December 2007 accrued severance related to the sale of the LifeStent product line. As of September 30, 2008, remaining payments of $1.0 million for the executive severance charge are expected to be paid through the end of 2009.

        In June 2008, the Company recorded a $0.8 million reversal of the December 2007 accrued severance costs related to the global reduction in workforce.

  Gain on Estimated Insurance Settlement

        During the third quarter of 2007, the Company experienced a fire that damaged certain inventory held at a third party warehouse in Brazil. The total amount of the loss related to the inventory was $1.8 million, which was expected to be reimbursed by insurance. In addition, the Company held business interruption insurance to cover the lost profit of $2.5 million due to the property damage. As of September 30, 2007, the Company had recorded a receivable from the insurance company of $4.3 million and a gain of $2.5 million for the estimated insurance settlement. In the fourth quarter of 2007, the Company reversed this gain as it will be recognized upon settlement.

  Interest (Income) Expense, net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
	(in millions)
Interest expense	$1.5	$2.2	$(0.7)	$5.5	$6.8	$(1.3)
Interest income	(1.9)	(1.8)	(0.1)	(5.1)	(5.8)	0.7

Interest (income) expense, net	$(0.4)	$0.4	$(0.8)	$0.4	$1.0	$(0.6)

        The decrease in interest expense for the three and nine months ended September 30, 2008 resulted primarily from a lower average debt balance and lower interest rates as compared to the prior year periods. The increase in interest income for the three months ended September 30, 2008 resulted primarily from higher cash and short-term investment balances as compared to the same period last year. The decrease in interest income for the nine months ended September 30, 2008 resulted primarily from lower average interest rates.

  Other Expense (Income), net

        The following is a summary of other expense (income), net (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Foreign exchange losses (gains), net	$2.1	$(0.8)	$4.4	$(1.9)
Investment gains	(0.8)	(0.1)	(2.1)	(0.4)
Gain on sale of product line	—	(0.4)	—	(1.9)
Sale of property development rights	(0.5)	—	(0.5)	—
Accounts receivable securitization costs	0.4	0.9	1.5	2.4
Investment impairment and realized loss	0.1	—	0.9	—
Other	(0.2)	0.3	(0.9)	0.3

Other expense (income), net	$1.1	$(0.1)	$3.3	$(1.5)

        The net foreign exchange losses for the three and nine months ended September 30, 2008 relate primarily to foreign currency fluctuations on the Company's global trade and intercompany receivable and payable balances. Foreign exchange resulted in a net loss in 2008 compared to a net gain in 2007 due primarily to fluctuations in the Japanese yen and the Euro.

        The investment gains for the three and nine months ended September 30, 2008 represent realized gains on the Company's available-for-sale investments in unconsolidated affiliates.

        The investment impairment and realized loss for the three and nine months ended September 30, 2008 represents the realized losses and estimated impairment in the value of the Company's investment in the Bank of America Columbia Strategic Cash fund. See the "Liquidity and Capital Resources" section for further information.

  Provision for Income Taxes

        The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the United States, which have statutory tax rates lower than the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates. The effective income tax rates were 24.5% and 30.4% for the three and nine months ended September 30, 2008, respectively, and 25.0% and 25.3% for the three and nine months ended September 30, 2007, respectively. The income tax rate for the nine months ended September 30, 2008 included the tax effect on the sale of the LifeStent product line.

        The Federal Research and Development Credit expired on December 31, 2007. Legislation was signed on October 3, 2008 extending the research credit retroactively from January 1, 2008 through December 31, 2009. No benefit related to the Federal Research and Development Credit has been taken in the first nine months of 2008. The benefit related to the retroactive extension of the research credit will be reflected in the fourth quarter of 2008, the quarter in which the legislation was enacted.

        As of September 30, 2008, the liability for income taxes associated with uncertain tax positions was $48.5 million. This liability can be reduced by $12.4 million from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments. The net amount of $36.1 million, if recognized, would favorably affect the Company's effective tax rate. Changes during the period to potential interest expense upon settlement were immaterial.

        The liability for income taxes associated with uncertain tax positions was $40.5 million at June 30, 2008 and $36.4 million at December 31, 2007. As of June 30, 2008 and December 31, 2007, these liabilities could be reduced by $8.7 million and $8.0 million, respectively, from offsetting tax benefits. The net amounts of $31.8 million at June 30, 2008 and $28.4 million at December 31, 2007, if recognized, would favorably affect the Company's effective tax rate.

Liquidity and Capital Resources

        The Company's sources of cash liquidity include cash on hand and cash equivalents, amounts available under credit facilities, accounts receivable securitization facilities and cash from operations. The Company believes that these sources are sufficient to fund the current requirements of working capital, capital expenditures and other financial commitments. The Company is not currently experiencing any limitation of access to its credit facility as a result of the recent turmoil in global financial markets. The Company further believes that it has the financial flexibility to attract long-term capital to fund short-term and long-term growth objectives. However, no assurances can be given that such long-term capital will be available to Edwards Lifesciences on favorable terms, or at all.

        The Company has a Five-Year Unsecured Revolving Credit Agreement ("the Credit Agreement"), which matures on September 29, 2011. The Credit Agreement provides up to an aggregate of $500.0 million in one-to-six month borrowings in multiple currencies. Borrowings currently bear interest at LIBOR plus 0.40%, which includes a facility fee subject to adjustment for leverage ratio changes as defined in the Credit Agreement. The Company pays a facility fee regardless of available or outstanding borrowings, currently at an annual rate of 0.075%. All amounts outstanding under the Credit Agreement have been classified as long-term obligations, as these borrowings will continue to be refinanced pursuant to the Credit Agreement. As of September 30, 2008, borrowings of $202.8 million were outstanding under the Credit Agreement. The Credit Agreement contains various financial and other covenants, all of which the Company was in compliance with at September 30, 2008.

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

        The Company securitizes, on a continuous basis, an undivided interest in certain eligible pools of trade accounts receivable in Japan and, until August 2008, in the United States. In August 2008, the Company terminated its securitization program in the United States, and repurchased $50 million of accounts receivable. As of September 30, 2008, the Company had sold, under its Japan securitization program, a total of $34.8 million of trade accounts receivable and received funding of $29.2 million. The securitization program in Japan will expire on December 3, 2008 and the Company plans on renewing the program.

        In December 2007, the Company received notification that the Bank of America Columbia Strategic Cash fund, a private placement money market mutual fund in which the Company had invested, was being closed to new subscriptions or redemptions, resulting in the Company's inability to immediately redeem its investments for cash. During the three and nine months ended September 30, 2008, the Company recognized realized losses and unrealized losses considered other-than-temporary of $0.1 million and $0.9 million, respectively, included in "Other Expense (Income), net." During 2008, the Company has received cash redemptions of $30.9 million. The fair value of the Company's remaining investment in this fund as of September 30, 2008 and December 31, 2007 was estimated to be $17.6 million and $49.4 million, respectively, based on the net asset value of the fund. Based on information received from the fund manager regarding the timing of the expected redemptions, the Company expects to receive cash redemptions for approximately $12.1 million through the third quarter of 2009, which has been classified as "Short-term Investments" on the accompanying consolidated condensed balance sheet as of September 30, 2008. The remaining $5.5 million of the investment is expected to be received after the third quarter of 2009, and has been classified as "Other Assets."

        In January 2008, the Company completed the sale of certain assets related to the Edwards LifeStent product line. This divestiture is part of the Company's ongoing strategy to focus resources on its core heart valve and critical care businesses. Under the terms of the sale agreement, the Company received an initial cash payment of $74.0 million at closing, and will receive up to an additional $65.0 million in cash upon the achievement of certain milestones, including the receipt of United States regulatory approval of the Company's LifeStent products for a superficial femoral artery indication and the transfer of LifeStent device manufacturing. The Company has agreed to provide transition services until the earlier of mid-2010 or the transfer of manufacturing to the buyer.

        In September 2007, the Board of Directors approved a stock repurchase program authorizing the Company to purchase on the open market and in privately negotiated transactions up to $250.0 million of the Company's common stock. In July 2008, the Board of Directors approved a new stock repurchase program authorizing the Company to purchase on the open market and in privately negotiated transactions up to an additional $250.0 million of the Company's common stock. During the nine months ended September 30, 2008, the Company repurchased 5.4 million shares at an aggregate cost of $285.5 million and as of September 30, 2008 had remaining authority to purchase $214.5 million of common stock.

        At September 30, 2008, there had been no material changes in the Company's significant contractual obligations and commercial commitments as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2007.

        Net cash flows provided by operating activities of $72.7 million for the nine months ended September 30, 2008 decreased $61.3 million from the same period a year ago. This decrease was due primarily to a $50 million cash payment during the third quarter of 2008 to terminate the Company's accounts receivable securitization program in the United States. In addition, operating cash flow was negatively impacted by net cash outflows from an increase in accounts receivable related to the securitization program in Japan.

        Net cash provided by investing activities of $75.6 million for the nine months ended September 30, 2008 consisted primarily of $74.0 million of cash received from the sale of the LifeStent product line and $30.9 million in cash redemptions associated with the Bank of America Columbia Strategic Cash fund, partially offset by capital expenditures of $32.9 million.

        Net cash used by investing activities of $52.5 million in the nine months ended September 30, 2007 consisted primarily of capital expenditures of $43.1 million and a $9.6 million milestone payment associated with the Percutaneous Valve Technologies, Inc. acquisition in 2004.

        Net cash used in financing activities of $88.5 million for the nine months ended September 30, 2008 consisted primarily of purchases of treasury stock of $285.5 million, partially offset by net proceeds from long-term debt of $134.2 million and the proceeds from stock plans of $50.7 million.

        Net cash used in financing activities of $89.8 million for the nine months ended September 30, 2007 consisted primarily of purchases of treasury stock of $107.2 million and net payments on long-term debt of $27.2 million, partially offset by the proceeds from stock plans of $32.6 million.

Critical Accounting Policies

        The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to the Company's critical accounting policies which the Company believes could have the most significant effect on the Company's reported results and require subjective or complex judgments by management is contained on pages 45-49 in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", of the Company's Annual Report on Form 10-K for the year ended December 31, 2007. Management believes that at September 30, 2008, there had been no material changes to this information.

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

        The financial assets and liabilities that the Company records at fair value include investments in marketable securities, residual interests in securitizations and derivative instruments.

  Investments in Marketable Securities

  Bank of America Columbia Strategic Cash Fund

        The Company holds an investment in the Bank of America Columbia Strategic Cash fund, a private placement money market mutual fund, which was closed to new subscriptions or redemptions in December 2007, resulting in the Company's inability to immediately redeem its investments for cash. The fair value of the Company's remaining investment in this fund was estimated based on the net asset value of the fund. As of September 30, 2008, the net asset value of the fund was 95.72% of par.

        The fair value of the underlying securities held by the fund was determined based on quoted market prices or broker quotes, when possible. In the absence of observable market quotations, the underlying securities were valued based on alternative valuation techniques using inputs that may not be observable. In these cases, the fair value was based on available information believed to be reliable, which may be affected by conditions in the financial markets. Different market participants may reach different opinions as to the value of any particular security based on their varying market outlooks, the market information available to them, and the particular circumstances of their portfolios. A decrease in the net asset value of 1%, or 96 basis points, would result in a decrease of approximately $0.2 million in the investment fair value. The Company's investment in the fund is categorized as Level 3 based on the lowest level input that is significant to the fair value measurement in its entirety.

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

        The United States securitization program was terminated in August 2008 and all receivables sold under this facility were repurchased by the Company. The residual interest in the Japan securitization program is categorized as Level 3.

  Derivative Instruments

        The Company uses forward exchange contracts and option contracts to hedge a portion of its exposure to forecasted intercompany and third party foreign currency transactions. All derivatives are recognized on the balance sheet at their fair value. The fair value for derivatives is determined based on indicative mid-market data levels for spot rate and forward points as of the close of business on September 30, 2008. All values are discounted to present from the expiry date. The values of options are calculated based on the forward implied volatilities to the expiry date. The models used for valuations are based upon well recognized financial principles, and the predominance of market inputs are actively quoted and can be validated through external sources. Although readily observable data is used in the valuations, different valuation methodologies could have an effect on the estimated fair value. The derivative instruments are categorized as Level 2.

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

        As of September 30, 2008, Edwards Lifesciences had $20.3 million of investments in equity instruments of other companies and had recorded unrealized losses of $0.1 million on these investments in "Accumulated Other Comprehensive Income," net of tax. Should these companies experience a decline in financial condition or fail to meet certain development milestones, the values of these investments may decline and be considered other than temporary. As a result, impairment charges may be necessary.

        The Company holds an investment in the Bank of America Columbia Strategic Cash fund, a private placement money market mutual fund, which was closed to new subscriptions or redemptions in December 2007, resulting in the Company's inability to immediately redeem its investments for cash. During the three and nine months ended September 30, 2008, the Company recognized realized losses and unrealized losses considered other-than-temporary of $0.1 million and $0.9 million, respectively, included in "Other Expense (Income), net." During 2008, the Company has received cash redemptions of $30.9 million. The fair value of the Company's remaining investment in this fund as of September 30, 2008 was estimated to be $17.6 million based on the net asset value of the fund. Based on information received from the fund manager regarding the timing of the expected redemptions, the Company expects to receive cash redemptions of approximately $12.1 million through the third quarter of 2009, which has been classified as "Short-term Investments" on the accompanying consolidated condensed balance sheet as of September 30, 2008. The remaining $5.5 million of the investment is expected to be received after the third quarter of 2009, and has been classified as "Other Assets." The markets relating to these investments are subject to ongoing illiquidity and remain uncertain. There may be further decreases in the value of these investments until the fund is fully liquidated.

Item 4.    Controls and Procedures

        The Company's management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2008. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that such controls and procedures are designed at a reasonable assurance level and are effective in providing reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no changes in the Company's internal controls over financial reporting that were identified during this evaluation that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

 Part II. Other Information

Item 1.    Legal Proceedings

        In August 2003, Edwards Lifesciences filed a lawsuit against Medtronic, Inc. and its affiliate, Medtronic Vascular, Inc. (collectively, "Medtronic"); Cook, Inc. ("Cook"); and W.L. Gore & Associates ("Gore") alleging infringement of a patent exclusively licensed to the Company. The lawsuit was filed in the United States District Court for the Northern District of California, seeking monetary damages and injunctive relief. In September 2003, a second patent exclusively licensed to the Company was added to the lawsuit. As announced in January 2006, Edwards Lifesciences settled this litigation with Medtronic; Edwards Lifesciences remains in litigation with Cook and Gore, each of which has answered and asserted various affirmative defenses and counterclaims. In March 2008, the District Court granted summary judgment of non-infringement in favor of Cook and subsequently granted summary judgment of non-infringement in favor of Gore. In September 2008, Edwards Lifesciences appealed these judgments to the Federal Circuit Court of Appeals.

        In May 2007, Edwards Lifesciences filed a lawsuit against CoreValve, Inc. ("CoreValve"), alleging that CoreValve's ReValving System infringes on a European patent, one of the Andersen family of patents. The lawsuit was filed in the District Patent Court in Dusseldorf, Germany, seeking injunctive and declaratory relief. As announced in October 2008, the Court rejected this assertion and dismissed the infringement lawsuit. The Company has appealed this decision. In May 2007, and June 2007, CoreValve filed separate lawsuits in London, United Kingdom, and Munich, Germany, respectively, against the three inventors of this patent alleging that the patent is invalid. Edwards Lifesciences subsequently purchased the Andersen patent family. The Company then asserted that CoreValve's ReValving System infringes the Andersen patent in the United Kingdom. A trial in the United Kingdom on validity and infringement concluded in July 2008, and a decision is pending. In February 2008, the Company filed a lawsuit against CoreValve in the United States alleging infringement of three of the U.S. Andersen patents.

        In February 2008, Cook filed a lawsuit in the District Patent Court in Dusseldorf, Germany against Edwards Lifesciences alleging that the Edwards SAPIEN transcatheter heart valve infringes on a Cook patent. Edwards Lifesciences subsequently filed lawsuits in London, United Kingdom, and in Munich, Germany, against Cook alleging that the patents in each country are invalid. In the United Kingdom lawsuit, Cook has counterclaimed, alleging infringement by Edwards.

        In addition, Edwards Lifesciences is or may be a party to, or may otherwise be responsible for, pending or threatened lawsuits related primarily to products and services currently or formerly manufactured or performed, as applicable, by Edwards Lifesciences. Such cases and claims raise difficult and complex factual and legal issues and are subject to many uncertainties, including, but not limited to, the facts and circumstances of each particular case or claim, the jurisdiction in which each suit is brought, and differences in applicable law. Upon resolution of any such legal matter or other claims, Edwards Lifesciences may incur charges in excess of established reserves. While any such charge could have a material adverse impact on Edwards Lifesciences' net income or cash flows in the period in which it is recorded or paid, management does not believe that any such charge relating to any currently pending lawsuit would have a material adverse effect on Edwards Lifesciences' financial position, results of operations or liquidity.

        Edwards Lifesciences is subject to various environmental laws and regulations both within and outside of the United States. The operations of Edwards Lifesciences, like those of other medical device companies, involve the use of substances regulated under environmental laws, primarily in manufacturing and sterilization processes. While it is difficult to quantify the potential impact of continuing compliance with environmental protection laws, management believes that such compliance will not have a material impact on Edwards Lifesciences' financial position, results of operations or liquidity.

Item 1A.    Risk Factors

        For a complete discussion of the Company's risk factors, refer to Item 1A "Risk Factors" on pages 10-20 of the Company's Annual Report on Form 10-K for the year ended December 31, 2007. There have been no significant changes from the information discussed therein except for the new risk factor set forth below.

         We face risks related to general domestic and global economic conditions and to the current credit crisis.

        We currently generate sufficient operating cash flows, which combined with access to the credit markets, provides us with significant discretionary funding capacity. However, the current uncertainty arising out of domestic and global economic conditions, including the recent disruption in credit markets, poses a risk to the overall economy that could impact our customers, suppliers, creditors and counterparties to our derivative contracts, causing them to fail to meet their obligations to us.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(a)
July 1, 2008 through July 31, 2008	576,062	$62.20	576,062	$249.4
August 1, 2008 through August 31, 2008	275,000	60.05	275,000	232.9
September 1, 2008 through September 30, 2008	315,000	58.21	315,000	214.5

Total	1,166,062	60.61	1,166,062

(a)
On September 18, 2007, the Company announced that the Board of Directors approved a stock repurchase program authorizing the Company to purchase on the open market and in privately negotiated transactions, up to $250.0 million of the Company's common stock. This program was completed in July 2008. On July 11, 2008, the Company announced that the Board of Directors approved a stock repurchase program authorizing the Company to purchase on the open market and in privately negotiated transactions up to an additional $250.0 million of the Company's common stock.

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

EDWARDS LIFESCIENCES CORPORATION (Registrant)
Date: November 7, 2008	By:	/s/ THOMAS M. ABATE Thomas M. Abate Corporate Vice President, Chief Financial Officer and Treasurer (Chief Accounting Officer)

 EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

Exhibit No.	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

EDWARDS LIFESCIENCES CORPORATION FORM 10-Q For the quarterly period ended September 30, 2008
Part I. Financial Information
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
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 6. Exhibits
SIGNATURE
EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION