Form 10-Q
period 2009-09-30
Edwards Lifesciences Corp
filed 2009-11-06
CIK 1099800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009
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

        The number of shares outstanding of the registrant's common stock, $1.00 par value, as of October 31, 2009 was 56,569,115.

EDWARDS LIFESCIENCES CORPORATION

FORM 10-Q
For the quarterly period ended September 30, 2009

Part I. Financial Information

Item 1.    Financial Statements

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(in millions, except par value; unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$287.6	$218.7
Short-term investments (Note 3)	1.9	8.1
Accounts and other receivables, net of allowances of $11.9 and $9.9, respectively (Note 4)	280.5	204.7
Inventories, net	168.7	151.8
Deferred income taxes	44.7	42.4
Prepaid expenses	40.7	30.7
Other current assets	53.1	35.5

Total current assets	877.2	691.9
Property, plant and equipment, net	240.7	230.1
Goodwill	315.2	315.7
Other intangible assets, net	91.0	96.9
Investments in unconsolidated affiliates (Note 7)	24.8	14.7
Deferred income taxes	39.6	37.7
Other assets	13.6	13.2

	$1,602.1	$1,400.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$296.3	$258.5

Long-term debt	102.3	175.5

Other long-term liabilities	113.1	87.4

Commitments and contingencies (Note 12)
Stockholders' equity
Preferred stock, $.01 par value, authorized 50.0 shares, no shares outstanding	—	—
Common stock, $1.00 par value, 350.0 shares authorized, 75.4 and 73.7 shares issued, and 56.3 and 55.9 shares outstanding, respectively	75.4	73.7
Additional paid-in capital	1,019.5	940.4
Retained earnings	858.4	676.9
Accumulated other comprehensive loss	(6.5)	(35.4)
Treasury stock, at cost, 19.1 and 17.8 shares, respectively	(856.4)	(776.8)

Total stockholders' equity	1,090.4	878.8

	$1,602.1	$1,400.2

The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in millions, except per share information; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales	$325.7	$303.6	$974.7	$928.0
Cost of goods sold	98.5	104.9	297.4	320.8

Gross profit	227.2	198.7	677.3	607.2
Selling, general and administrative expenses	126.1	119.3	376.5	360.4
Research and development expenses	44.7	35.1	127.2	103.4
Special (gains) charges, net (Note 2)	(38.2)	—	(67.5)	9.3
Interest expense (income), net	0.6	(0.4)	0.9	0.4
Other (income) expense, net	(0.2)	1.1	(1.8)	3.3

Income before provision for income taxes	94.2	43.6	242.0	130.4
Provision for income taxes	20.7	10.7	60.5	39.6

Net income	$73.5	$32.9	$181.5	$90.8

Share information (Note 14)
Earnings per share:
Basic	$1.30	$0.59	$3.23	$1.63
Diluted	$1.25	$0.56	$3.10	$1.54
Weighted-average number of common shares outstanding:
Basic	56.4	56.0	56.2	55.8
Diluted	58.7	59.0	58.6	60.1

The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in millions; unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities
Net income	$181.5	$90.8
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	44.5	41.3
Stock-based compensation (Note 11)	20.5	21.0
Deferred income taxes	0.7	(2.1)
Special (gains) charges, net (Note 2)	(79.2)	8.4
(Gain) loss on trading securities	(2.6)	2.9
(Gain) loss on investments	(0.1)	0.9
Other	3.1	(1.1)
Changes in operating assets and liabilities:
Accounts and other receivables, net (Note 4)	(52.1)	(68.8)
Inventories, net	(13.9)	(11.4)
Accounts payable and accrued liabilities	(11.5)	(0.4)
Prepaid expenses and other current assets	(4.0)	(5.9)
Other	12.5	(2.9)

Net cash provided by operating activities	99.4	72.7
Cash flows from investing activities
Capital expenditures	(40.3)	(32.9)
Proceeds from sale of assets (Note 2)	92.4	74.0
Proceeds from investments (Note 3)	9.0	30.9
(Investments in) proceeds from unconsolidated affiliates, net	(4.0)	4.6
Investments in trading securities, net	(1.1)	(0.6)
Investments in intangible assets	—	(0.4)

Net cash provided by investing activities	56.0	75.6
Cash flows from financing activities
Proceeds from issuance of long-term debt	129.3	196.3
Payments on long-term debt	(202.2)	(62.1)
Purchases of treasury stock	(79.6)	(285.5)
Proceeds from stock plans	43.9	50.7
Excess tax benefit from stock plans	12.9	12.5
Other	—	(0.4)

Net cash used in financing activities	(95.7)	(88.5)
Effect of currency exchange rate changes on cash and cash equivalents	9.2	0.8

Net increase in cash and cash equivalents	68.9	60.6
Cash and cash equivalents at beginning of period	218.7	141.8

Cash and cash equivalents at end of period	$287.6	$202.4

Supplemental disclosures:
Non-cash transactions:
Issuance of common shares in redemption of convertible debt	$—	$147.7

The accompanying notes are an integral part of these
consolidated condensed financial statements.

1. BASIS OF PRESENTATION

        The accompanying interim consolidated condensed financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the consolidated financial statements and notes included in Edwards Lifesciences Corporation's Annual Report on Form 10-K for the year ended December 31, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted.

        In the opinion of management of Edwards Lifesciences Corporation (the "Company" or "Edwards Lifesciences"), the interim consolidated condensed financial statements reflect all adjustments considered necessary for a fair statement of the interim periods. All such adjustments are of a normal, recurring nature. In connection with the preparation of the consolidated condensed financial statements, the Company has evaluated subsequent events through November 6, 2009, which is the date the financial statements were issued. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. Certain reclassifications of previously reported amounts have been made to conform to classifications used in the current year.

Recently Adopted Accounting Standards

        In September 2006, the Financial Accounting Standards Board ("FASB") issued new accounting guidance on fair value measurements. This new guidance defined fair value, established a framework for measuring fair value, and expanded disclosures about fair value measurements. In February 2008, the FASB delayed the effective date of this guidance for all non-financial assets and non-financial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. The Company's adoption of this guidance, as it applies to those non-financial assets and liabilities affected by the one-year delay, did not have a material impact on the Company's consolidated financial statements. See Note 8 for further information.

        In December 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force ("EITF") on accounting for collaborative arrangements. This new accounting guidance defined collaborative arrangements and established reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. The guidance also established the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. The guidance was effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all prior periods presented was required for all collaborative arrangements existing as of the effective date. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements. See Note 16 for further information.

        In December 2007, the FASB issued new accounting guidance on business combinations which established principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This guidance also established principles and requirements for recognizing and measuring goodwill acquired in the business combination and determined what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Among other requirements, the guidance expanded the definition of a business combination, required acquisitions to be accounted for at fair value, and required transaction costs and restructuring charges to be expensed. The guidance was effective for fiscal years beginning on or after December 15, 2008 and will impact the Company if it is involved in a business combination.

        In March 2008, the FASB issued new accounting guidance on disclosures about derivative instruments and hedging activities. The new guidance required enhanced disclosures about an entity's derivative instruments and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance was effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements. See Note 9 for further information.

        In April 2008, the FASB issued new accounting guidance that amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The new guidance applied to intangible assets that are acquired individually or with a group of other assets acquired in business combinations and asset acquisitions and required expanded disclosure related to the determination of intangible asset useful lives. The guidance was effective for fiscal years beginning after December 15, 2008. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

        In November 2008, the FASB ratified the consensus reached by the EITF which clarified the accounting for certain transactions and impairment considerations involving equity method investments. This new accounting guidance was effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

        In November 2008, the FASB ratified the consensus reached by the EITF which clarified the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. The new guidance required an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over a period the asset diminishes in value. The guidance was effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

        In April 2009, the FASB issued new accounting guidance which required that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably determined. If the fair value cannot be reasonably determined, then the assets and liabilities should be recognized at the amount that would be recognized in accordance with the FASB Accounting Standards Codification ("ASC") Topic 450, "Contingencies." The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

        In April 2009, the FASB issued new accounting guidance on estimating fair value when the volume and level of activity for the asset or liability have significantly decreased, and identifying circumstances that indicate a transaction is not orderly. The guidance was effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

        In April 2009, the FASB issued new accounting guidance that amended the other-than-temporary impairment guidance related to debt securities and expanded and increased the frequency of existing disclosures about debt and equity securities and other-than-temporary impairments for debt and equity securities. The new guidance was effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

        In April 2009, the FASB issued new accounting guidance which required disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The guidance was effective for interim reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

        In May 2009, the FASB issued new accounting guidance that established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new guidance required the disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. The new guidance was effective for interim or annual financial periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

        In June 2009, the FASB issued a new accounting standard establishing the ASC as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The new accounting standard was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The ASC does not change GAAP and did not have a material impact on the Company's consolidated financial statements.

New Accounting Standards Not Yet Adopted

        In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities ("VIEs"). This new accounting guidance eliminates the exemption for qualifying special purpose entities and establishes a new approach for determining the primary beneficiary of a VIE based on whether the entity (a) has the power to direct the activities of the VIE that most significantly impact the entity's economic performance and (b) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The guidance requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise's involvement in a VIE. The guidance is effective for the first annual reporting period beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial statements.

        In August 2009, the FASB issued an amendment to ASC 820, "Fair Value Measurements and Disclosures," to clarify how an entity should measure the fair value of liabilities when a quoted price in an active market for the identical liability is not available. The guidance is effective for the first reporting period beginning after its issuance. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial statements.

        In October 2009, the FASB issued an amendment to ASC 605, "Revenue Recognition," to require companies to allocate revenue in arrangements involving multiple deliverables based on estimated selling price in the absence of vendor-specific objective evidence or third-party evidence of selling price for the deliverables. ASC 605 was also amended to eliminate the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that have already been delivered. The guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial statements.

2. SPECIAL (GAINS) CHARGES, NET

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
(Gain) loss on sale of product lines	$(58.6)	$—	$(84.1)	$8.1
Charitable fund contribution	15.0	—	15.0	—
Litigation	3.8	—	3.8	2.1
Investment impairment	1.6	—	1.6	—
Sale of distribution rights	—	—	(2.8)	—
Reserve reversal	—	—	(1.0)	—
Realignment expenses, net	—	—	—	(0.9)

Special (gains) charges, net	$(38.2)	$—	$(67.5)	$9.3

  (Gain) Loss on Sale of Product Lines

        Effective September 1, 2009, the Company sold its hemofiltration product line. Under the terms of the agreement, the Company received a cash payment of $55.9 million, and may receive up to an additional $9.0 million upon the buyer's achievement of certain revenue objectives over the next two years, of which $0.6 million was earned in September 2009 and recorded in "Other (Income) Expense, net." The sale resulted in a pre-tax gain of $43.6 million consisting of the cash proceeds of $55.9 million, offset by $8.5 million related to the net book value of inventory, fixed assets, and intangible assets that were sold, a $0.6 million satisfaction of a receivable, a $0.5 million write-off of goodwill associated with this product line, and $2.7 million of transaction and other costs related to the sale. In connection with this transaction, the Company also recorded a $1.5 million charge in June 2009 for transaction costs and employee severance related to the pending sale. The Company will provide transition services to the buyer. This transaction allows the Company to better focus on its global strategic priorities.

        In January 2008, the Company sold certain assets related to the Edwards LifeStent peripheral vascular product line. Under the terms of the sale agreement, the Company received an initial cash payment of $74.0 million at closing, and was entitled to receive up to an additional $65.0 million in cash upon the achievement of certain milestones. In addition, the Company agreed to provide transition services until the earlier of mid-2010 or the transfer of manufacturing to the buyer. In December 2008, the Company received a $23.0 million LifeStent milestone payment in connection with the transfer of its pre-market approval to the buyer. In February 2009, the Company received an additional $27.0 million milestone payment associated with the LifeStent pre-market approval. In September 2009, the Company earned the remaining $15.0 million milestone payment upon the transfer of LifeStent device manufacturing to the buyer. The Company received $8.9 million of this milestone in September 2009 and $6.1 million in October 2009.

        In connection with the LifeStent transaction, the Company recorded in January 2008 a pre-tax loss of $8.1 million consisting of the cash proceeds of $74.0 million, offset by a $34.6 million write-off of goodwill associated with this product line, $36.9 million related to the net book value of inventory, fixed assets, and intangible assets that were sold, $6.9 million of deferred revenue related to the transition services the Company agreed to provide, and $3.7 million of transaction and other costs related to the sale.

  Charitable Fund Contribution

        In September 2009, the Company contributed $15.0 million to The Edwards Lifesciences Fund, a donor-advised fund intended to provide philanthropic support to cardiovascular and community related charitable causes. The contribution was an irrevocable contribution to a third party, and was recorded as an expense at the time of payment.

  Litigation

        In September 2009, the Company recorded a $3.8 million charge for litigation related to a royalty dispute in connection with a product in the Company's Cardiac Surgery Systems product line.

        In March 2008, the Company recorded a $2.1 million charge for the settlement of litigation related to its divested United States perfusion services business. Under the terms of the divestiture, this was the Company's last outstanding case.

  Investment Impairment

        In September 2009, the Company recorded a $1.6 million charge related to the other-than-temporary impairment of its technology investment in an unconsolidated affiliate. The Company concluded that the impairment of its investment was other-than-temporary based upon (a) the continuing duration and severity of the impairment and (b) positive clinical trial developments in the third quarter of 2009 which failed to raise the quoted market price of the affiliate's stock to the Company's carrying value.

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

  Realignment Expenses, net

        In June 2008, the Company recorded a $0.8 million reversal of previously accrued severance costs from the fourth quarter of 2007 related to a global reduction in workforce.

        In March 2008, the Company recorded a $1.3 million charge for executive severance associated with the Company's business realignment, offset by a $1.4 million reversal of the December 2007 accrued severance related to the sale of the LifeStent product line. As of September 30, 2009, all payments related to the executive severance charge were substantially complete.

        In December 2007, the Company recorded realignment expenses of $13.9 million primarily related to (1) severance expenses associated with the sale of the Company's LifeStent product line and a global reduction in workforce, primarily in the United States, Europe, and Japan (impacting approximately 180 employees), and (2) the termination of the Company's intra-aortic balloon pump distribution agreement in Japan. As of September 30, 2009, remaining payments of approximately $1.3 million are expected to be paid through the end of 2009.

3. INVESTMENTS

        The Company holds an investment in the Bank of America Columbia Strategic Cash fund, a private placement money market mutual fund, which was closed to new subscriptions or redemptions in December 2007, resulting in the Company's inability to immediately redeem its investments for cash. Since December 31, 2007, the Company has received cash redemptions of $44.5 million. The fair value of the Company's remaining investment in this fund as of September 30, 2009 and December 31, 2008 was estimated to be $2.4 million and $10.9 million, respectively, based on the net asset value of the fund. Based on information received from the fund manager regarding the timing of the expected redemptions, the Company expects to receive cash redemptions of approximately $1.9 million through the third quarter of 2010, which has been classified as "Short-term Investments" on the accompanying consolidated condensed balance sheet as of September 30, 2009. The remaining $0.5 million of the investment is expected to be received after the third quarter of 2010, and has been classified as "Other Assets." As of December 31, 2008, $8.1 million of the investment was classified as "Short-term Investments" and $2.8 million was classified as "Other Assets" based on the redemption schedule communicated to the Company at that time. During both the three and nine months ended September 30, 2009, the Company recognized realized gains of $0.1 million, included in "Other (Income) Expense, net." Additionally, during the nine months ended September 30, 2009, the Company recognized unrealized gains of $0.4 million, included in "Accumulated Other Comprehensive Loss." During the three and nine months ended September 30, 2008, the Company recognized realized losses and unrealized losses considered other-than-temporary of $0.1 million and 0.9 million, respectively, included in "Other (Income) Expense, net."

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

5. INVENTORIES

        Inventories consisted of the following (in millions):

	September 30, 2009	December 31, 2008
Raw materials	$33.6	$36.5
Work in process	32.4	19.5
Finished products	102.7	95.8

	$168.7	$151.8

6. OTHER INTANGIBLE ASSETS

        Other intangible assets subject to amortization consisted of the following (in millions):

September 30, 2009	Patents	Unpatented Technology	Other	Total
Cost	$214.8	$35.0	$12.7	$262.5
Accumulated amortization	(140.8)	(26.5)	(4.2)	(171.5)

Net carrying value	$74.0	$8.5	$8.5	$91.0

December 31, 2008
Cost	$204.1	$35.0	$13.4	$252.5
Accumulated amortization	(127.3)	(24.6)	(3.7)	(155.6)

Net carrying value	$76.8	$10.4	$9.7	$96.9

        Patents include $14.9 million of capitalized legal costs related to the defense and enforcement of issued patents and trademarks for which success is deemed probable as of September 30, 2009.

        Amortization expense related to other intangible assets was $5.4 million and $4.6 million for the three months ended September 30, 2009 and 2008, respectively, and $16.1 million and $13.8 million for the nine months ended September 30, 2009 and 2008, respectively. Estimated amortization expense for each of the years ending December 31 is as follows (in millions):

2009	$20.9
2010	20.5
2011	18.2
2012	15.2
2013	14.9

        The Company expenses costs incurred to renew or extend the term of acquired intangible assets. No such costs were incurred during the nine months ended September 30, 2009.

7. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

        The Company has entered into a number of strategic alliances with privately and publicly held companies. Investments in these unconsolidated affiliates are as follows:

	September 30, 2009	December 31, 2008
	(in millions)
Available-for-sale investments
Cost	$9.4	$10.9
Unrealized gains (losses)	3.0	(5.8)

Fair value of available-for-sale investments	12.4	5.1

Equity method investments
Cost	10.9	9.7
Equity in losses	(1.8)	(1.1)

Carrying value of equity method investments	9.1	8.6

Cost method investments
Carrying value of cost method investments	3.3	1.0

Total investments in unconsolidated affiliates	$24.8	$14.7

        There were no sales of available-for-sale investments during the nine months ended September 30, 2009. Proceeds from sales of available-for-sale investments were $1.5 million and $3.8 million for the three and nine months ended September 30, 2008, respectively. The Company realized pre-tax gains from these sales of $0.6 million and $1.9 million for the three and nine months ended September 30, 2008, respectively. In September 2009, the Company recorded an other-than-temporary impairment charge of $1.6 million related to one of its available-for-sale investments. See Note 2 for additional information.

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

        Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The Company prioritizes the inputs used to determine fair values in one of the following three categories:

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

  Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following table summarizes the Company's assets and liabilities which are measured at fair value on a recurring basis (in millions):

September 30, 2009	Level 1	Level 2	Level 3	Total
Assets
Investment in the Bank of America Columbia Strategic Cash fund	$—	$—	$2.4	$2.4
Investments held for executive deferred compensation plan	13.9	—	—	13.9
Investments in unconsolidated affiliates	12.4	—	—	12.4

	$26.3	$—	$2.4	$28.7

Liabilities
Derivatives	$—	$11.4	$—	$11.4

	$—	$11.4	$—	$11.4

December 31, 2008	Level 1	Level 2	Level 3	Total
Assets
Investment in the Bank of America Columbia Strategic Cash fund	$—	$—	$10.9	$10.9
Investments held for executive deferred compensation plan	10.2	—	—	10.2
Investments in unconsolidated affiliates	5.1	—	—	5.1
Residual interest in accounts receivable securitizations	—	—	6.6	6.6

	$15.3	$—	$17.5	$32.8

Liabilities
Derivatives	$—	$1.3	$—	$1.3

	$—	$1.3	$—	$1.3

        The following table summarizes the changes in fair value of the Company's assets and liabilities that have been classified as Level 3 (in millions):

	Nine Months Ended September 30, 2009
	Investment in the Columbia Strategic Cash Fund	Residual Interest in Accounts Receivable Securitizations	Total
Balance at December 31, 2008	$10.9	$6.6	$17.5
Total gains—realized and unrealized:
Included in other comprehensive income	0.4	—	0.4
Included in earnings (a)	0.1	—	0.1
Purchases, sales, issuances, and settlements	(9.0)	(6.6)	(15.6)

Balance at September 30, 2009	$2.4	$—	$2.4

	Nine Months Ended September 30, 2008
	Investment in the Columbia Strategic Cash Fund	Residual Interest in Accounts Receivable Securitizations	Total
Balance at December 31, 2007	$49.4	$8.8	$58.2
Total losses—realized and unrealized:
Included in earnings (a)	(0.9)	—	(0.9)
Purchases, sales, issuances, and settlements	(30.9)	(3.2)	(34.1)

Balance at September 30, 2008	$17.6	$5.6	$23.2

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

        The Company estimates the fair value of the residual interest in accounts receivable securitizations using the net carrying amount of the accounts receivables less the discount paid on the sale of the receivables. This amount is calculated using future expected credit losses and calculated contractual rebates to distributors to determine the future expected cash flows, which generally approximate fair value given the securitized portfolio's short-term weighted-average life. The Company terminated its securitization programs in the United States (August 2008) and Japan (February 2009).

  Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

        The Company has assets that are subject to measurement at fair value on a non-recurring basis, including assets acquired in a business combination, such as goodwill and intangible assets, and other long-lived assets. The Company reviews the carrying value of these assets whenever events and circumstances indicate that the carrying amounts of the assets may not be recoverable. If it is determined that the assets are impaired, the carrying value would be reduced to estimated fair market value. During the nine months ended September 30, 2009, the Company had no impairments related to these assets.

9. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

        Edwards Lifesciences maintains an overall risk management strategy that may incorporate the use of a variety of derivative financial instruments, as summarized below, to mitigate its exposure to significant unplanned fluctuations in earnings and cash flow caused by volatility in interest rates and currency exchange rates. Derivative instruments that are used as part of the Company's interest and foreign exchange rate management strategy can include interest rate swaps, option-based products, and forward exchange contracts. As of September 30, 2009, all derivative instruments owned were designated as hedges of underlying exposures. Edwards Lifesciences does not use any of these instruments for trading or speculative purposes.

	September 30, 2009
	Notional Amount	Fair Value Asset (Liability)
	(in millions)
Forward currency agreements	$169.7	$(7.5)
Currency option contracts	133.4	(3.9)

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

        The following table presents the location and fair value amounts of derivative instruments reported in the consolidated condensed balance sheet as of September 30, 2009 (in millions):

	September 30, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Prepaid expenses	$—	Accrued liabilities	$11.4

        The following tables present the effect of derivative instruments on the consolidated statement of operations for the three and nine months ended September 30, 2009 (in millions):

		Amount of Gain or (Loss) Recognized in Income on Derivative
	Location of Gain or (Loss) Recognized in Income on Derivative	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Derivatives in fair value hedging relationships
Foreign exchange contracts	Other (income) expense, net	$(2.1)	$(2.5)

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Derivatives in cash flow hedging relationships
Foreign exchange contracts	$(10.6)	$(5.6)	Cost of goods sold	$2.7	$8.8

        The Company expects that during the next twelve months it will reclassify to earnings a $3.8 million loss currently recorded in "Accumulated Other Comprehensive Loss." For the three and nine months ended September 30, 2009, the Company expensed $0.3 million and $0.8 million, respectively, related to the time value of option-based products and did not record any gains or losses due to hedge ineffectiveness.

10. DEFINED BENEFIT PLANS

        The components of net periodic benefit costs for the three and nine months ended September 30, 2009 and 2008 were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Service cost	$1.4	$1.0	$4.1	$2.9
Employee contributions	—	—	—	—
Interest cost	0.4	0.3	1.3	1.0
Expected return on plan assets	(0.3)	(0.3)	(0.7)	(0.7)
Amortization of prior service cost and other	0.2	0.1	0.5	0.1

Net periodic pension benefit cost	$1.7	$1.1	$5.2	$3.3

11. STOCK-BASED COMPENSATION

        Stock-based compensation expense related to awards issued under the Company's incentive compensation plans for the three and nine months ended September 30, 2009 and 2008 was as follows (in millions):

	Three Months Ended September 30		Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of goods sold	$0.6	$0.8	$1.7	$2.0
Selling, general and administrative expenses	6.0	6.1	15.5	15.3
Research and development expenses	1.3	1.3	3.3	3.7

Total stock-based compensation expense	$7.9	$8.2	$20.5	$21.0

        At September 30, 2009, the total remaining compensation cost related to unvested stock options, restricted stock units, and employee stock purchase subscription awards amounted to $51.6 million and will be amortized on a straight-line basis over a weighted-average vesting period of approximately 31 months.

        During the nine months ended September 30, 2009, the Company granted 0.9 million stock options at a weighted-average exercise price of $63.11 and 0.2 million shares of restricted stock units at a weighted-average grant-date fair value of $63.26.

  Fair Value Disclosures

        The Black-Scholes option pricing model was used with the following weighted-average assumptions for options granted during the following periods:

  Option Awards

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Risk-free interest rate	2.3%	2.9%	1.9%	3.0%
Expected dividend yield	None	None	None	None
Expected volatility	28.1%	23.7%	28.1%	23.3%
Expected term (years)	4.9	4.9	4.6	4.7
Fair value, per share	$19.14	$15.12	$17.08	$14.35

        The Black-Scholes option pricing model was used with the following weighted-average assumptions for employee stock purchase plan ("ESPP") subscriptions granted during the following periods:

  ESPP

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Risk-free interest rate	0.4%	2.1%	0.4%	2.2%
Expected dividend yield	None	None	None	None
Expected volatility	36.6%	25.5%	36.3%	25.3%
Expected term (years)	0.6	0.6	0.6	0.6
Fair value, per share	$17.92	$14.36	$17.43	$14.04

12. COMMITMENTS AND CONTINGENCIES

        In August 2003, Edwards Lifesciences filed a lawsuit against Medtronic, Inc., and its affiliate, Medtronic Vascular, Inc. (collectively, "Medtronic"); Cook, Inc. ("Cook"); and W.L. Gore & Associates ("Gore") alleging infringement of a patent exclusively licensed to the Company. The lawsuit was filed in the United States District Court for the Northern District of California, seeking monetary damages and injunctive relief. In September 2003, a second patent exclusively licensed to the Company was added to the lawsuit. As announced in January 2006, Edwards Lifesciences settled this litigation with Medtronic. In March 2008, the District Court granted summary judgment of non-infringement in favor of Cook and subsequently in favor of Gore. In 2008, Edwards Lifesciences appealed these judgments to the Federal Circuit Court of Appeals, which ruled in favor of Cook and Gore in September 2009.

        In May 2007, Edwards Lifesciences filed a lawsuit against CoreValve, Inc. ("CoreValve"), alleging that CoreValve's ReValving System infringes on a European patent, one of the Andersen family of patents. The lawsuit was filed in the District Patent Court in Dusseldorf, Germany, seeking injunctive and declaratory relief. As announced in October 2008, the Court rejected this assertion and dismissed the infringement lawsuit. The Company has appealed this decision. In May 2007 and June 2007, CoreValve filed separate lawsuits in London, United Kingdom, and Munich, Germany, respectively, against the three inventors of this patent alleging that the patent is invalid. The Company then asserted that CoreValve's ReValving System infringes the Andersen patent in the United Kingdom. In January 2009, the United Kingdom Court determined that the Andersen patent was valid but not infringed by CoreValve. The parties have filed cross-appeals on the validity and infringement decisions. In February 2008, the Company filed a lawsuit against CoreValve in the United States alleging infringement of three of the U.S. Andersen patents. This lawsuit is ongoing.

        In February 2008, Cook filed a lawsuit in the District Patent Court in Dusseldorf, Germany, against Edwards Lifesciences alleging that the Edwards SAPIEN transcatheter heart valve infringes on a Cook patent. Edwards Lifesciences subsequently filed lawsuits in London, United Kingdom, and in Munich, Germany, against Cook alleging that the patents in each country are invalid. In the United Kingdom lawsuit, Cook counterclaimed, alleging infringement by Edwards. In March 2009, the German Court ruled that the Company does not infringe the Cook patent. In June 2009, the United Kingdom Court also ruled that the Company does not infringe the Cook patent and, further, that the Cook patent is invalid. Cook is appealing the judgments in Germany and the United Kingdom.

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

13. COMPREHENSIVE INCOME

        Reconciliation of net income to comprehensive income is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$73.5	$32.9	$181.5	$90.8
Other comprehensive income:
Currency translation adjustments	20.0	(19.3)	29.0	(2.0)
Unrealized net gain (loss) on investments in unconsolidated affiliates, net of tax	5.3	(3.5)	8.6	(7.6)
Unrealized net (loss) gain on cash flow hedges, net of tax	(8.1)	8.6	(8.7)	7.1

Comprehensive income	$90.7	$18.7	$210.4	$88.3

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

        The table below presents the computation of basic and diluted earnings per share (in millions, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic:
Net income	$73.5	$32.9	$181.5	$90.8

Weighted-average shares outstanding	56.4	56.0	56.2	55.8

Basic earnings per share	$1.30	$0.59	$3.23	$1.63

Diluted:
Net income	$73.5	$32.9	$181.5	$90.8
Interest expense related to convertible debt, net of tax	—	—	—	1.7

Net income applicable to diluted shares	$73.5	$32.9	$181.5	$92.5

Weighted-average shares outstanding	56.4	56.0	56.2	55.8
Dilutive effect of convertible debt	—	—	—	1.6
Dilutive effect of stock plans	2.3	3.0	2.4	2.7

Dilutive weighted-average shares outstanding	58.7	59.0	58.6	60.1

Diluted earnings per share	$1.25	$0.56	$3.10	$1.54

        Stock options and restricted stock units to purchase 1.0 million and 1.1 million shares for the three months ended September 30, 2009 and 2008, respectively, and 1.3 million and 2.0 million for the nine months ended September 30, 2009 and 2008, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. Diluted shares included shares issuable pursuant to the Company's $150 million convertible debentures until they were redeemed on June 9, 2008.

15. INCOME TAXES

        The effective income tax rates were 22.0% and 25.0% for the three and nine months ended September 30, 2009, respectively, and 24.5% and 30.4% for the three and nine months ended September 30, 2008, respectively. The income tax rate for the nine months ended September 30, 2009 included the tax effect on a LifeStent milestone receipt and the sale of the hemofiltration product line. In connection with the sale of the hemofiltration product line, the Company has applied for a Swiss tax ruling with respect to treatment of the gain on the transaction. If the ruling is subsequently approved, the expected tax benefit would be approximately $5.5 million. The income tax rate for the nine months ended September 30, 2008 included the tax effect on the sale of the LifeStent product line. See Note 2 for further information.

        As of September 30, 2009, June 30, 2009, and December 31, 2008, the liability for income taxes associated with uncertain tax positions was $46.5 million, $43.0 million, and $35.9 million, respectively. These liabilities could be reduced by $4.0 million, $3.8 million, and $2.3 million, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, and timing adjustments. The net amounts of $42.5 million, $39.2 million, and $33.6 million, respectively, if recognized, would favorably affect the Company's effective tax rate. Changes to potential interest expense upon settlement during the period were immaterial.

        As a result of on-going audits, the total liability for unrecognized tax benefits may change within the next 12 months due to either settlements of audits or expiration of statutes of limitations. Quantification of those potential changes cannot be estimated at this time. At September 30, 2009, the Company has concluded all United States federal income tax matters for years through 2006. All material state, local, and foreign income tax matters have been concluded for years through 2003. The Company is currently under examination by the Internal Revenue Service for 2007 and 2008.

        In February 2009, California enacted tax legislation which will be effective beginning 2011. The impact of the new legislation has been considered in determining the Company's tax provision for the three and nine months ended September 30, 2009, including the realizability of its California research and development credit carryforward.

16. COLLABORATIVE AGREEMENT

        The Company has a collaboration agreement with DexCom, Inc. ("DexCom") to develop products for continuously monitoring blood glucose levels in patients hospitalized for a variety of conditions. The agreement provides Edwards Lifesciences with an exclusive license to all of DexCom's applicable intellectual property. In December 2008, at the inception of the agreement, the Company recorded a charge of $13.4 million related to the upfront licensing and collaboration fee. The Company will also pay up to $24 million over the next three years in product development costs and regulatory approval milestones. The product development costs are expensed to "Research and Development Expenses" as incurred, and the regulatory approval milestones are recorded as "Other Intangible Assets" and amortized over the useful life of the product. In addition, DexCom will receive either a profit-sharing payment or a royalty based upon commercial sales. Edwards Lifesciences will be responsible for global sales and marketing, which is expected to begin in 2010, and DexCom will be responsible for initial manufacturing. The Company recorded $1.3 million and $4.5 million of product development costs for the three and nine months ended September 30, 2009.

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

        Certain items are maintained at the corporate level and are not allocated to the segments. The non-allocated items include net interest expense, global marketing expenses, corporate research and development expenses, United States manufacturing variances, corporate headquarters costs, in-process research and development, special gains and charges, stock-based compensation, foreign currency hedging activities, certain litigation costs, and most of the Company's amortization expense. Although most of the Company's depreciation expense is included in segment pre-tax income, due to the Company's methodology for cost build-up, it is impractical to determine the amount of depreciation expense included in each segment, and therefore a portion is maintained at the corporate level. The Company neither discretely allocates assets to its operating segments, nor evaluates the operating segments using discrete asset information.

        The table below presents information about Edwards Lifesciences' reportable segments (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Segment Net Sales
United States	$137.0	$134.4	$415.4	$408.0
Europe	92.2	83.3	295.3	263.9
Japan	45.3	42.0	132.6	121.7
Rest of world	39.0	33.1	112.5	96.6

Total segment net sales	$313.5	$292.8	$955.8	$890.2

Segment Pre-Tax Income
United States	$73.4	$69.7	$223.5	$212.0
Europe	29.3	23.9	97.8	81.0
Japan	21.2	18.9	62.2	53.1
Rest of world	12.8	8.9	32.1	25.4

Total segment pre-tax income	$136.7	$121.4	$415.6	$371.5

        The table below presents reconciliations of segment net sales to consolidated net sales and segment pre-tax income to consolidated pre-tax income (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net Sales Reconciliation
Segment net sales	$313.5	$292.8	$955.8	$890.2
Foreign currency	12.2	10.8	18.9	37.8

Consolidated net sales	$325.7	$303.6	$974.7	$928.0

Pre-Tax Income Reconciliation
Segment pre-tax income	$136.7	$121.4	$415.6	$371.5
Unallocated amounts:
Corporate items	(85.8)	(75.4)	(259.1)	(223.4)
Special gains (charges), net	38.2	—	67.5	(9.3)
Interest (expense) income, net	(0.6)	0.4	(0.9)	(0.4)
Foreign currency	5.7	(2.8)	18.9	(8.0)

Consolidated pre-tax income	$94.2	$43.6	$242.0	$130.4

Enterprise-Wide Information

        Enterprise-wide information is based on foreign exchange rates used in the Company's consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Net Sales by Geographic Area
United States	$137.0	$135.6	$415.4	$410.8
Other countries	188.7	168.0	559.3	517.2

	$325.7	$303.6	$974.7	$928.0

Net Sales by Major Product and Service Area
Heart Valve Therapy	$174.1	$148.4	$526.6	$457.7
Critical Care	114.2	110.3	331.7	333.6
Cardiac Surgery Systems	22.3	21.4	68.9	66.3
Vascular	15.1	23.5	47.5	70.4

	$325.7	$303.6	$974.7	$928.0

	September 30, 2009	December 31, 2008
	(in millions)
Long-Lived Tangible Assets by Geographic Area
United States	$180.2	$171.4
Other countries	98.9	86.6

	$279.1	$258.0

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

        Edwards Lifesciences' Heart Valve Therapy portfolio is comprised of tissue heart valves and heart valve repair products. A pioneer in the development and commercialization of heart valve products, Edwards Lifesciences is the world's leading manufacturer of tissue heart valves and repair products used to replace or repair a patient's diseased or defective heart valve. In the Critical Care area, Edwards Lifesciences is a world leader in hemodynamic monitoring equipment used to measure a patient's cardiovascular function and in disposable pressure transducers. Through the end of August 2009, Edwards Lifesciences provided central venous access products for fluid and drug delivery ("hemofiltration product line"). The Company sold the hemofiltration product line effective September 1, 2009. The Company's Cardiac Surgery Systems portfolio comprises a diverse line of products for use during cardiac surgery including cannula, EMBOL-X technologies, and other disposable products used during cardiopulmonary bypass procedures. Cardiac Surgery Systems also includes the Company's minimally invasive surgery ("MIS") product line. Edwards Lifesciences' Vascular portfolio includes a line of balloon catheter-based products, surgical clips and inserts, and artificial implantable grafts. Through early 2008, Edwards Lifesciences manufactured and sold LifeStent balloon-expandable and self-expanding non-coronary stents. The Company sold the LifeStent product line in January 2008, but continued to manufacture these products for the buyer until September 2009 when manufacturing was transferred to the buyer.

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

Recently Adopted Accounting Standards

        In September 2006, the Financial Accounting Standards Board ("FASB") issued new accounting guidance on fair value measurements. This new guidance defined fair value, established a framework for measuring fair value, and expanded disclosures about fair value measurements. In February 2008, the FASB delayed the effective date of this guidance for all non-financial assets and non-financial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. The Company's adoption of this guidance, as it applies to those non-financial assets and liabilities affected by the one-year delay, did not have a material impact on the Company's consolidated financial statements.

        In December 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force ("EITF") on accounting for collaborative arrangements. This new accounting guidance defined collaborative arrangements and established reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. The guidance also established the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. The guidance was effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all prior periods presented was required for all collaborative arrangements existing as of the effective date. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

        In December 2007, the FASB issued new accounting guidance on business combinations which established principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This guidance also established principles and requirements for recognizing and measuring goodwill acquired in the business combination and determined what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Among other requirements, the guidance expanded the definition of a business combination, required acquisitions to be accounted for at fair value, and required transaction costs and restructuring charges to be expensed. The guidance was effective for fiscal years beginning on or after December 15, 2008 and will impact the Company if it is involved in a business combination.

        In March 2008, the FASB issued new accounting guidance on disclosures about derivative instruments and hedging activities. The new guidance required enhanced disclosures about an entity's derivative instruments and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance was effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

        In April 2008, the FASB issued new accounting guidance that amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The new guidance applied to intangible assets that are acquired individually or with a group of other assets acquired in business combinations and asset acquisitions and required expanded disclosure related to the determination of intangible asset useful lives. The guidance was effective for fiscal years beginning after December 15, 2008. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

        In November 2008, the FASB ratified the consensus reached by the EITF which clarified the accounting for certain transactions and impairment considerations involving equity method investments. This new accounting guidance was effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

        In November 2008, the FASB ratified the consensus reached by the EITF which clarified the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. The new guidance required an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over a period the asset diminishes in value. The guidance was effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

        In April 2009, the FASB issued new accounting guidance which required that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably determined. If the fair value cannot be reasonably determined, then the assets and liabilities should be recognized at the amount that would be recognized in accordance with the FASB Accounting Standards Codification ("ASC") Topic 450, "Contingencies." The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

        In April 2009, the FASB issued new accounting guidance on estimating fair value when the volume and level of activity for the asset or liability have significantly decreased, and identifying circumstances that indicate a transaction is not orderly. The guidance was effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

        In April 2009, the FASB issued new accounting guidance that amended the other-than-temporary impairment guidance related to debt securities and expanded and increased the frequency of existing disclosures about debt and equity securities and other-than-temporary impairments for debt and equity securities. The new guidance was effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

        In April 2009, the FASB issued new accounting guidance which required disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The guidance was effective for interim reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

        In May 2009, the FASB issued new accounting guidance that established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new guidance required the disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. The new guidance was effective for interim or annual financial periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

        In June 2009, the FASB issued a new accounting standard establishing the ASC as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The new accounting standard was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The ASC does not change GAAP and did not have a material impact on the Company's consolidated financial statements.

New Accounting Standards Not Yet Adopted

        In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities ("VIEs"). This new accounting guidance eliminates the exemption for qualifying special purpose entities and establishes a new approach for determining the primary beneficiary of a VIE based on whether the entity (a) has the power to direct the activities of the VIE that most significantly impact the entity's economic performance and (b) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The guidance requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise's involvement in a VIE. The guidance is effective for the first annual reporting period beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial statements.

        In August 2009, the FASB issued an amendment to ASC 820, "Fair Value Measurements and Disclosures," to clarify how an entity should measure the fair value of liabilities when a quoted price in an active market for the identical liability is not available. The guidance is effective for the first reporting period beginning after its issuance. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial statements.

        In October 2009, the FASB issued an amendment to ASC 605, "Revenue Recognition," to require companies to allocate revenue in arrangements involving multiple deliverables based on estimated selling price in the absence of vendor-specific objective evidence or third-party evidence of selling price for the deliverables. ASC 605 was also amended to eliminate the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that have already been delivered. The guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial statements.

Results of Operations

  Net Sales Trends

        The following is a summary of United States and international net sales (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
				Percent Change				Percent Change
	2009	2008	Change		2009	2008	Change
United States	$137.0	$135.6	$1.4	1.0%	$415.4	$410.8	$4.6	1.1%
International	188.7	168.0	20.7	12.3%	559.3	517.2	42.1	8.1%

Total net sales	$325.7	$303.6	$22.1	7.3%	$974.7	$928.0	$46.7	5.0%

        In the United States, the $1.4 million and $4.6 million increases in net sales for the three and nine months ended September 30, 2009, respectively, were due primarily to:

  •
  Heart Valve Therapy products, which increased net sales by $8.0 million and $21.4 million, respectively, driven primarily by the Carpentier-Edwards PERIMOUNT Magna Ease and Magna with ThermaFix valves, and the Carpentier-Edwards Physio II ring, which was launched in the first quarter of 2009;

        partially offset by:

  •
  the divestiture of the LifeStent product line in mid-January 2008, which decreased net sales by $7.4 million and $18.1 million, respectively. Sales after the divestiture resulted from the on-going manufacturing requirements of the sale agreement, which continued until the transfer of manufacturing to the buyer in September 2009.

        International net sales increased $20.7 million and $42.1 million for the three and nine months ended September 30, 2009, respectively, due primarily to:

  •
  Heart Valve Therapy products, which increased net sales by $19.1 million and $63.9 million, respectively, driven primarily by the Edwards SAPIEN transcatheter heart valve, the Carpentier-Edwards PERIMOUNT Magna Ease valve, and the Magna aortic valve in Japan; and

  •
  FloTrac systems, which increased net sales by $2.3 million and $7.2 million, respectively;

        partially offset by:

  •
  foreign currency exchange rate fluctuations, which decreased net sales by $3.4 million and $31.8 million, respectively, due primarily to the weakening of the Euro against the United States dollar.

        The impact of foreign currency exchange rate fluctuations on net sales is not necessarily indicative of the impact on net income due to the corresponding effect of foreign currency exchange rate fluctuations on international manufacturing and operating costs and the Company's hedging activities. For more information see Item 3, "Quantitative and Qualitative Disclosures About Market Risk."

  Net Sales by Product Line

        The following table is a summary of net sales by product line (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
				Percent Change				Percent Change
	2009	2008	Change		2009	2008	Change
Heart Valve Therapy	$174.1	$148.4	$25.7	17.3%	$526.6	$457.7	$68.9	15.1%
Critical Care	114.2	110.3	3.9	3.5%	331.7	333.6	(1.9)	(0.6)%
Cardiac Surgery Systems	22.3	21.4	0.9	4.2%	68.9	66.3	2.6	3.9%
Vascular	15.1	23.5	(8.4)	(35.7)%	47.5	70.4	(22.9)	(32.5)%

Total net sales	$325.7	$303.6	$22.1	7.3%	$974.7	$928.0	$46.7	5.0%

  Heart Valve Therapy

        Net sales of Heart Valve Therapy products for the three and nine months ended September 30, 2009 increased by $25.7 million and $68.9 million, respectively, due primarily to:

  •
  the Edwards SAPIEN transcatheter heart valve, which increased net sales by $13.6 million and $46.3 million, respectively; and

  •
  pericardial tissue valves, which increased net sales by $11.3 million and $33.0 million, respectively, primarily as a result of the Carpentier-Edwards PERIMOUNT Magna Ease valve, the Magna with ThermaFix mitral valve, and the Magna aortic valve in Japan;

        partially offset by

  •
  foreign currency exchange rate fluctuations, which decreased net sales by $2.1 million and $17.4 million, respectively, due primarily to the weakening of the Euro against the United States dollar.

        The Company expects that its SAPIEN transcatheter heart valve will continue to be a strong contributor to 2009 sales. The Company received Food and Drug Administration ("FDA") approval for its Magna Ease aortic valve in May 2009. The Magna Ease valve is designed for easier implantation and has the potential for leadership in the largest segment of surgical valve replacement. In July 2009, the Company received United States regulatory approval for its Magna Mitral valve, called the Magna Mitral Ease. The Magna Mitral Ease will extend the Magna platform by providing improved MIS capabilities and ease of implantation. The Company launched the Carpentier-Edwards Physio II ring in the United States and Europe during the first quarter of 2009, and received regulatory approval in Japan during the third quarter of 2009 and expects formal reimbursement approval in the fourth quarter of 2009. The Company expects this product to contribute to its growth in the repair segment. Physio II is the next generation repair product for the degenerative segment of mitral repair. In Japan, the Company received regulatory approval for its IMR ETlogix ring during the first quarter of 2009, and launched this product in Japan during the third quarter of 2009.

  Critical Care

        The $3.9 million increase and the $1.9 million decrease in net sales of Critical Care products for the three and nine months ended September 30, 2009, respectively, were due primarily to:

  •
  FloTrac systems, which increased net sales by $3.5 million and $9.5 million, respectively; and

  •
  core Critical Care products, which increased net sales by $2.9 million and $1.5 million, respectively, driven primarily by pressure monitoring products;

        offset by:

  •
  foreign currency exchange rate fluctuations, which decreased net sales by $0.5 million and $10.0 million, respectively, due primarily to the weakening of the Euro against the United States dollar; and

  •
  hemofiltration products, which decreased net sales by $1.9 million and $2.3 million, respectively. The Company sold its hemofiltration product line effective September 1, 2009. For more information see "Special (Gains) Charges, net."

        The Company expects worldwide FloTrac systems sales will continue to be a significant contributor to 2009 Critical Care sales growth, and that it will continue to expand the market for minimally invasive hemodynamic monitoring. During the first quarter of 2009, the Company launched a third generation algorithm enhancement for the FloTrac system that enhances its accuracy when used in patients with sepsis and other critical illnesses. In the fourth quarter of 2009, the Company is planning a limited launch of a substantial upgrade designed to strengthen the FloTrac system's applicability in the medical intensive care unit. In addition, the Company anticipates launching a new hardware platform in the fourth quarter of 2009 with a simpler, more intuitive informational display, and expects to ultimately consolidate all parameters into one new hardware platform with a broad launch at the end of the first quarter of 2010.

        During the fourth quarter of 2008, the Company entered into a collaboration agreement with DexCom, Inc. to develop products for continuously monitoring blood glucose levels in patients hospitalized for a variety of conditions. During the third quarter of 2009, the first of two clinical studies to validate performance and support regulatory approval was completed. In October 2009, the Company received CE Mark approval and anticipates beginning clinical evaluation of its first generation product before the end of 2009 in a limited number of European sites.

  Cardiac Surgery Systems

        The $0.9 million and $2.6 million increases in net sales of Cardiac Surgery Systems products for the three and nine months ended September 30, 2009, respectively, were due primarily to MIS products, which increased net sales by $0.6 million and $3.7 million, respectively. Foreign currency exchange rate fluctuations decreased net sales by $0.4 million and $2.3 million, respectively.

  Vascular

        The $8.4 million and $22.9 million decreases in net sales of Vascular products for the three and nine months ended September 30, 2009, respectively, were due primarily to reduced sales of the LifeStent product line which was divested in January 2008. Sales after the divestiture resulted from the on-going manufacturing requirements of the sale agreement, which continued until the transfer of manufacturing to the buyer in September 2009.

  Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
Gross profit as a percentage of net sales	69.8%	65.4%	4.4 pts.	69.5%	65.4%	4.1 pts.

        The 4.4 and 4.1 percentage point increases in gross profit as a percentage of net sales for the three and nine months ended September 30, 2009, respectively, were driven by:

  •
  a 1.5 percentage point and a 1.3 percentage point increase in the United States gross profit as a percentage of net sales for the three and nine months ended September 30, 2009, respectively, due primarily to a more profitable product mix, primarily from reduced sales of LifeStent products under the manufacturing requirements of the LifeStent sale agreement;

  •
  a 1.3 percentage point increase in international gross profit as a percentage of net sales for both the three and nine months ended September 30, 2009 due to a more profitable product mix, primarily higher sales of Heart Valve Therapy products and FloTrac systems; and

  •
  the impact from the expiration of foreign currency hedging contracts.

  Selling, General and Administrative (SG&A) Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
	(dollars in millions)
SG&A expenses	$126.1	$119.3	$6.8	$376.5	$360.4	$16.1
SG&A expenses as a percentage of net sales	38.7%	39.3%	(0.6) pts.	38.6%	38.8%	(0.2) pts.

        The $6.8 million and $16.1 million increases in SG&A expenses for the three and nine months ended September 30, 2009, respectively, were due primarily to (1) investments for the transcatheter heart valve program in Europe and (2) higher sales-related spending in the Heart Valve Therapy product line. The increases were partially offset by the favorable impact of foreign currency (primarily the weakening of the Euro against the United States dollar) in the amounts of $1.5 million and $12.4 million, respectively.

  Research and Development Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
	(dollars in millions)
Research and development expenses	$44.7	$35.1	$9.6	$127.2	$103.4	$23.8
Research and development expenses as a percentage of net sales	13.7%	11.6%	2.1 pts.	13.1%	11.1%	2.0 pts.

        The increases in research and development expenses for the three and nine months ended September 30, 2009 were due primarily to additional investments in the transcatheter heart valve and glucose programs.

        The following are the developments related to the Company's transcatheter aortic valve replacement program (formerly Percutaneous Valve Technologies, Inc.'s percutaneous aortic valve program):

  •
  the Company received conditional Investigational Device Exemption ("IDE") approval from the FDA in March 2007 to initiate its PARTNER trial, a pivotal clinical trial of the Company's Edwards SAPIEN transcatheter heart valve technology. The PARTNER trial, which has two study arms, began enrollment during the second quarter of 2007 and is evaluating the Edwards SAPIEN transcatheter heart valve in patients who are considered at high risk for conventional open-heart valve surgery. In the first study arm ("Cohort A"), patients are randomized on a 1:1 basis to either high risk surgery or the Edwards SAPIEN transcatheter heart valve. Enrollment of 690 patients in Cohort A, which is a non-inferiority analysis, was completed in the third quarter of 2009. In the second study arm ("Cohort B"), patients who are deemed non-operable are randomized 1:1 to medical management or the Edwards SAPIEN transcatheter heart valve. Enrollment of 350 patients in Cohort B, which is a superiority analysis, was completed in the first quarter of 2009. In addition, the Company received FDA approval for non-randomized continued access for all of its existing PARTNER sites. The Company anticipates United States approval of the Edwards SAPIEN transcatheter heart valve in 2011;

  •
  the Company received CE Mark approval in the fourth quarter of 2008 for European commercial sales of its RetroFlex III transfemoral delivery system, which simplifies the delivery of its SAPIEN valve. In addition, in the first quarter of 2009, the Company received IDE approval to use its RetroFlex III delivery system in its United States PARTNER trial;

  •
  the Company began its United States feasibility trial of the SAPIEN valve in the pulmonic position in April 2008. The goal of this clinical study is to enable physicians to offer a minimally invasive alternative to patients with a failing pulmonic valve, using the Company's transcatheter valve platform and RetroFlex delivery system. Upon completion of enrollment, the Company intends to transition to a larger humanitarian device exemption trial;

  •
  first-in-man cases using the Company's next generation transcatheter heart valve, the Edwards SAPIEN XT, were performed during the first quarter of 2008. In December 2008, the first three implants were performed in the CE Mark trial. In the second quarter of 2009, the first implants were performed with SAPIEN XT and NovaFlex, the Company's next generation transfemoral delivery system. The Company believes that this next generation valve's features will help reduce its delivery profile without compromising strength, enabling it to better address the requirements of transfemoral delivery. The Company anticipates European approval and limited launch of SAPIEN XT with NovaFlex in the first quarter of 2010. The first-in-man cases in the PREVAIL TA study, which uses the SAPIEN XT with the lower-profile Ascendra 2 transapical delivery system, were performed in the third quarter of 2009. The Company anticipates a limited European launch of SAPIEN XT with Ascendra 2 in the second quarter of 2010; and

  •
  in the United States, the Company submitted an IDE for SAPIEN XT in October 2009. This clinical trial, called PARTNER 2, will evaluate the SAPIEN XT with both the NovaFlex and Ascendra 2 delivery systems and will target the same high risk patients studied in the PARTNER trial. The Company expects enrollment to begin in the first quarter of 2010.

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

  Special (Gains) Charges, net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
(Gain) loss on sale of product lines	$(58.6)	$—	$(84.1)	$8.1
Charitable fund contribution	15.0	—	15.0	—
Litigation	3.8	—	3.8	2.1
Investment impairment	1.6	—	1.6	—
Sale of distribution rights	—	—	(2.8)	—
Reserve reversal	—	—	(1.0)	—
Realignment expenses, net	—	—	—	(0.9)

Special (gains) charges, net	$(38.2)	$—	$(67.5)	$9.3

  (Gain) Loss on Sale of Product Lines

        Effective September 1, 2009, the Company sold its hemofiltration product line. Under the terms of the agreement, the Company received a cash payment of $55.9 million, and may receive up to an additional $9.0 million upon the buyer's achievement of certain revenue objectives over the next two years, of which $0.6 million was earned in September 2009 and recorded in "Other (Income) Expense, net." The sale resulted in a pre-tax gain of $43.6 million consisting of the cash proceeds of $55.9 million, offset by $8.5 million related to the net book value of inventory, fixed assets, and intangible assets that were sold, a $0.6 million satisfaction of a receivable, a $0.5 million write-off of goodwill associated with this product line, and $2.7 million of transaction and other costs related to the sale. In connection with this transaction, the Company also recorded a $1.5 million charge in June 2009 for transaction costs and employee severance related to the pending sale. The Company will provide transition services to the buyer. This transaction allows the Company to better focus on its global strategic priorities.

        In January 2008, the Company sold certain assets related to the Edwards LifeStent peripheral vascular product line. Under the terms of the sale agreement, the Company received an initial cash payment of $74.0 million at closing, and was entitled to receive up to an additional $65.0 million in cash upon the achievement of certain milestones. In addition, the Company agreed to provide transition services until the earlier of mid-2010 or the transfer of manufacturing to the buyer. In December 2008, the Company received a $23.0 million LifeStent milestone payment in connection with the transfer of its pre-market approval to the buyer. In February 2009, the Company received an additional $27.0 million milestone payment associated with the LifeStent pre-market approval. In September 2009, the Company earned the remaining $15.0 million milestone payment upon the transfer of LifeStent device manufacturing to the buyer. The Company received $8.9 million of this milestone in September 2009 and $6.1 million in October 2009.

        In connection with the LifeStent transaction, the Company recorded in January 2008 a pre-tax loss of $8.1 million consisting of the cash proceeds of $74.0 million, offset by a $34.6 million write-off of goodwill associated with this product line, $36.9 million related to the net book value of inventory, fixed assets, and intangible assets that were sold, $6.9 million of deferred revenue related to the transition services the Company agreed to provide, and $3.7 million of transaction and other costs related to the sale.

  Charitable Fund Contribution

        In September 2009, the Company contributed $15.0 million to The Edwards Lifesciences Fund, a donor-advised fund intended to provide philanthropic support to cardiovascular and community related charitable causes. The contribution was an irrevocable contribution to a third party, and was recorded as an expense at the time of payment.

  Litigation

        In September 2009, the Company recorded a $3.8 million charge for litigation related to a royalty dispute in connection with a product in the Company's Cardiac Surgery Systems product line.

        In March 2008, the Company recorded a $2.1 million charge for the settlement of litigation related to its divested United States perfusion services business. Under the terms of the divestiture, this was the Company's last outstanding case.

  Investment Impairment

        In September 2009, the Company recorded a $1.6 million charge related to the other-than-temporary impairment of its technology investment in an unconsolidated affiliate. The Company concluded that the impairment of its investment was other-than-temporary based upon (a) the continuing duration and severity of the impairment and (b) positive clinical trial developments in the third quarter of 2009 which failed to raise the quoted market price of the affiliate's stock to the Company's carrying value.

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

  Realignment Expenses, net

        In June 2008, the Company recorded a $0.8 million reversal of previously accrued severance costs from the fourth quarter of 2007 related to a global reduction in workforce.

        In March 2008, the Company recorded a $1.3 million charge for executive severance associated with the Company's business realignment, offset by a $1.4 million reversal of the December 2007 accrued severance related to the sale of the LifeStent product line. As of September 30, 2009, all payments related to the executive severance charge were substantially complete.

        In December 2007, the Company recorded realignment expenses of $13.9 million primarily related to (1) severance expenses associated with the sale of the Company's LifeStent product line and a global reduction in workforce, primarily in the United States, Europe, and Japan (impacting approximately 180 employees), and (2) the termination of the Company's intra-aortic balloon pump distribution agreement in Japan. As of September 30, 2009, remaining payments of approximately $1.3 million are expected to be paid through the end of 2009.

  Interest Expense (Income), net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
	(in millions)
Interest expense	$0.9	$1.5	$(0.6)	$2.2	$5.5	$(3.3)
Interest income	(0.3)	(1.9)	1.6	(1.3)	(5.1)	3.8

Interest expense (income), net	$0.6	$(0.4)	$1.0	$0.9	$0.4	$0.5

        The decreases in interest expense for the three and nine months ended September 30, 2009 resulted primarily from lower interest rates and a lower average debt balance as compared to the prior year periods. The decreases in interest income resulted primarily from lower average interest rates as compared to the prior year periods.

  Other (Income) Expense, net

        The following is a summary of other (income) expense, net (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Earn-out payments	$(0.6)	$—	$(0.6)	$—
Investment realized (gains) losses and impairment	(0.1)	0.1	(0.1)	0.9
Foreign exchange losses (gains), net	0.1	2.1	(2.4)	4.4
Loss (gain) on investments in unconsolidated affiliates	0.1	(0.8)	1.1	(2.1)
Accounts receivable securitization costs	—	0.4	—	1.5
Sale of property development rights	—	(0.5)	—	(0.5)
Other	0.3	(0.2)	0.2	(0.9)

Other (income) expense, net	$(0.2)	$1.1	$(1.8)	$3.3

        In September 2009, the Company sold its hemofiltration product line. In connection with the transaction, the Company is entitled to earn-out payments up to $9.0 million based on certain revenue objectives to be achieved by the buyer over the next two years. During September 2009, the Company earned $0.6 million.

        The investment realized (gains) losses and impairment represent the realized gains and losses, and estimated impairment in the value of the Company's investment in the Bank of America Columbia Strategic Cash fund. See the "Liquidity and Capital Resources" section for further information.

        The foreign exchange losses (gains) for the three and nine months ended September 30, 2009 relate to the foreign currency fluctuations in the Company's global trade and intercompany receivable and payable balances. Foreign exchange resulted in a net gain in 2009 compared to a net loss in 2008 due primarily to fluctuations in the Euro.

        The loss (gain) on investments in unconsolidated affiliates primarily represents the Company's share of gains and losses in investments accounted for under the equity method, and realized gains and losses on the Company's available-for-sale investments.

        The decrease in securitization costs in 2009 was due to the Company's termination of its securitization programs in the United States (August 2008) and Japan (February 2009).

  Provision for Income Taxes

        The provision for income taxes consists of provisions for federal, state, and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the United States, which have statutory tax rates lower than the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates. The effective income tax rates were 22.0% and 25.0% for the three and nine months ended September 30, 2009, respectively, and 24.5% and 30.4% for the three and nine months ended September 30, 2008, respectively. The income tax rate for the nine months ended September 30, 2009 included the tax effect on a LifeStent milestone receipt and the sale of the hemofiltration product line (see the "Special (Gains) Charges, net" section for further information). In connection with the sale of the hemofiltration product line, the Company has applied for a Swiss tax ruling with respect to treatment of the gain on the transaction. If the ruling is subsequently approved, the expected tax benefit would be approximately $5.5 million. The income tax rate for the nine months ended September 30, 2008 included the tax effect on the sale of the LifeStent product line.

        As of September 30, 2009, June 30, 2009, and December 31, 2008, the liability for income taxes associated with uncertain tax positions was $46.5 million, $43.0 million, and $35.9 million, respectively. These liabilities could be reduced by $4.0 million, $3.8 million, and $2.3 million, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, and timing adjustments. The net amounts of $42.5 million, $39.2 million, and $33.6 million, respectively, if recognized, would favorably affect the Company's effective tax rate. Changes to potential interest expense upon settlement during the period were immaterial.

        In February 2009, California enacted tax legislation which will be effective beginning 2011. The impact of the new legislation has been considered in determining the Company's tax provision for the three and nine months ended September 30, 2009, including the realizability of its California research and development credit carryforward.

Liquidity and Capital Resources

        The Company's sources of cash liquidity include cash on hand and cash equivalents, amounts available under credit facilities, and cash from operations. The Company believes that these sources are sufficient to fund the current requirements of working capital, capital expenditures, and other financial commitments. The Company is not currently experiencing any limitation on access to its credit facility as a result of the conditions in global financial markets. The Company further believes that it has the financial flexibility to attract long-term capital to fund short-term and long-term growth objectives.

However, no assurances can be given that such long-term capital will be available to Edwards Lifesciences on favorable terms, or at all.

        The Company has a Five-Year Unsecured Revolving Credit Agreement ("the Credit Agreement"), which matures on September 29, 2011. The Credit Agreement provides up to an aggregate of $500.0 million in one- to six-month borrowings in multiple currencies. Borrowings currently bear interest at the London interbank offering rate ("LIBOR") plus 0.40%, which includes a facility fee subject to adjustment for leverage ratio changes as defined in the Credit Agreement. The Company pays a facility fee regardless of available or outstanding borrowings, currently at an annual rate of 0.075%. All amounts outstanding under the Credit Agreement have been classified as long-term obligations, as these borrowings are expected to be refinanced pursuant to the Credit Agreement. As of September 30, 2009, borrowings of $102.3 million were outstanding under the Credit Agreement. The Credit Agreement contains various financial and other covenants, all of which the Company was in compliance with at September 30, 2009.

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

        In December 2007, the Company received notification that the Bank of America Columbia Strategic Cash fund, a private placement money market mutual fund in which the Company had invested $50.1 million as of December 31, 2007, was being closed to new subscriptions or redemptions, resulting in the Company's inability to immediately redeem its investments for cash. The fair value of the Company's remaining investment in this fund as of September 30, 2009 and December 31, 2008 was estimated to be $2.4 million and $10.9 million, respectively, based on the net asset value of the fund. Based on information received from the fund manager regarding the timing of the expected redemptions, the Company expects to receive cash redemptions of approximately $1.9 million through the third quarter of 2010, which has been classified as "Short-term Investments" on the accompanying consolidated condensed balance sheet as of September 30, 2009. The remaining $0.5 million of the investment is expected to be received after the third quarter of 2010, and has been classified as "Other Assets." During both the three and nine months ended September 30, 2009, the Company recognized realized gains of $0.1 million, included in "Other (Income) Expense, net." Additionally, during the nine months ended September 30, 2009, the Company recognized unrealized gains of $0.4 million, included in "Accumulated Other Comprehensive Loss."

        In September 2009, the Company sold its hemofiltration product line. Under the terms of the agreement, the Company received a cash payment of $55.9 million, and may receive up to an additional $9.0 million upon the buyer's achievement of certain revenue objectives over the next two years. The Company will provide transition services to the buyer.

        In January 2008, the Company sold certain assets related to the Edwards LifeStent peripheral vascular product line. Under the terms of the sale agreement, the Company received an initial cash payment of $74.0 million at closing, and was entitled to receive up to an additional $65.0 million in cash upon the achievement of certain milestones. In addition, the Company agreed to provide transition services until the earlier of mid-2010 or the transfer of manufacturing to the buyer. In December 2008, the Company recorded a gain of $23.0 million for the receipt of a LifeStent milestone payment in connection with the transfer of its pre-market approval to the buyer. In February 2009, the Company received an additional $27.0 million milestone payment associated with the LifeStent pre-market approval. The remaining $15.0 million milestone was earned and recorded in September

2009 upon the transfer of LifeStent device manufacturing to the buyer. The Company received $8.9 million of this milestone in September 2009 and $6.1 million in October 2009.

        In July 2008, the Board of Directors approved a stock repurchase program authorizing the Company to purchase on the open market and in privately negotiated transactions up to $250.0 million of the Company's common stock. During the nine months ended September 30, 2009, the Company repurchased 1.3 million shares at an aggregate cost of $79.6 million and as of September 30, 2009 had remaining authority to purchase $113.9 million of common stock.

        At September 30, 2009, there had been no material changes in the Company's significant contractual obligations and commercial commitments as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2008.

        Net cash flows provided by operating activities of $99.4 million for the nine months ended September 30, 2009 increased $26.7 million over the same period a year ago. This increase was due primarily to a $50.0 million cash payment during the third quarter of 2008 to terminate the Company's accounts receivable securitization program in the United States, compared to a $39.0 million cash payment during the first quarter of 2009 to terminate the Company's accounts receivable securitization program in Japan. In addition, operating cash flow was positively impacted by improved operating performance and lower tax payments in 2009.

        Net cash provided by investing activities of $56.0 million for the nine months ended September 30, 2009 consisted primarily of $35.9 million of cash received for milestone achievements associated with the LifeStent pre-market approval and $55.9 million of cash received from the sale of the hemofiltration product line, partially offset by capital expenditures of $40.3 million.

        Net cash provided by investing activities of $75.6 million for the nine months ended September 30, 2008 consisted primarily of $74.0 million of cash received from the sale of the LifeStent product line and $30.9 million in cash redemptions associated with the Bank of America Columbia Strategic Cash fund, partially offset by capital expenditures of $32.9 million.

        Net cash used in financing activities of $95.7 million for the nine months ended September 30, 2009 consisted primarily of net payments on long-term debt of $72.9 million and purchases of treasury stock of $79.6 million, partially offset by the proceeds from stock plans of $43.9 million.

        Net cash used in financing activities of $88.5 million for the nine months ended September 30, 2008 consisted primarily of purchases of treasury stock of $285.5 million, partially offset by net proceeds from long-term debt of $134.2 million and the proceeds from stock plans of $50.7 million.

Critical Accounting Policies

        The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to the Company's critical accounting policies which the Company believes could have the most significant effect on the Company's reported results and require subjective or complex judgments by management is contained on pages 38-43 in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", of the Company's Annual Report on Form 10-K for the year ended December 31, 2008. Management believes that at September 30, 2009, there had been no material changes to this information.

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

        As of September 30, 2009, Edwards Lifesciences had $24.8 million of investments in equity instruments of other companies and had recorded unrealized gains of $2.9 million on these investments in "Accumulated Other Comprehensive Loss," net of tax. Should these companies experience a decline in financial condition or fail to meet certain development milestones, the decline in the investments' value may be considered other-than-temporary and impairment charges may be necessary.

        The Company holds an investment in the Bank of America Columbia Strategic Cash fund, a private placement money market mutual fund, which was closed to new subscriptions or redemptions in December 2007, resulting in the Company's inability to immediately redeem its investments for cash. The fair value of the Company's remaining investment in this fund as of September 30, 2009 was estimated to be $2.4 million based on the net asset value of the fund. Based on information received from the fund manager regarding the timing of the expected redemptions, the Company expects to receive cash redemptions of approximately $1.9 million through the third quarter of 2010, which has been classified as "Short-term Investments" on the accompanying consolidated condensed balance sheet as of September 30, 2009. The remaining $0.5 million of the investment is expected to be received after the third quarter of 2010, and has been classified as "Other Assets." During both the three and nine months ended September 30, 2009, the Company recognized realized gains of $0.1 million, included in "Other (Income) Expense, net." Additionally, during the nine months ended September 30, 2009, the Company recognized unrealized gains of $0.4 million, included in "Accumulated Other Comprehensive

Loss." The markets relating to these investments are subject to ongoing illiquidity and remain uncertain. There may be further decreases in the value of these investments until the fund is fully liquidated.

Item 4.    Controls and Procedures

        The Company's management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2009. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that such controls and procedures are designed at a reasonable assurance level and are effective in providing reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no changes in the Company's internal controls over financial reporting that were identified during this evaluation that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information

Item 1.    Legal Proceedings

        In August 2003, Edwards Lifesciences filed a lawsuit against Medtronic, Inc., and its affiliate, Medtronic Vascular, Inc. (collectively, "Medtronic"); Cook, Inc. ("Cook"); and W.L. Gore & Associates ("Gore") alleging infringement of a patent exclusively licensed to the Company. The lawsuit was filed in the United States District Court for the Northern District of California, seeking monetary damages and injunctive relief. In September 2003, a second patent exclusively licensed to the Company was added to the lawsuit. As announced in January 2006, Edwards Lifesciences settled this litigation with Medtronic. In March 2008, the District Court granted summary judgment of non-infringement in favor of Cook and subsequently in favor of Gore. In 2008, Edwards Lifesciences appealed these judgments to the Federal Circuit Court of Appeals, which ruled in favor of Cook and Gore in September 2009.

        In May 2007, Edwards Lifesciences filed a lawsuit against CoreValve, Inc. ("CoreValve"), alleging that CoreValve's ReValving System infringes on a European patent, one of the Andersen family of patents. The lawsuit was filed in the District Patent Court in Dusseldorf, Germany, seeking injunctive and declaratory relief. As announced in October 2008, the Court rejected this assertion and dismissed the infringement lawsuit. The Company has appealed this decision. In May 2007 and June 2007, CoreValve filed separate lawsuits in London, United Kingdom, and Munich, Germany, respectively, against the three inventors of this patent alleging that the patent is invalid. The Company then asserted that CoreValve's ReValving System infringes the Andersen patent in the United Kingdom. In January 2009, the United Kingdom Court determined that the Andersen patent was valid but not infringed by CoreValve. The parties have filed cross-appeals on the validity and infringement decisions. In February 2008, the Company filed a lawsuit against CoreValve in the United States alleging infringement of three of the U.S. Andersen patents. This lawsuit is ongoing.

        In February 2008, Cook filed a lawsuit in the District Patent Court in Dusseldorf, Germany, against Edwards Lifesciences alleging that the Edwards SAPIEN transcatheter heart valve infringes on a Cook patent. Edwards Lifesciences subsequently filed lawsuits in London, United Kingdom, and in Munich, Germany, against Cook alleging that the patents in each country are invalid. In the United Kingdom lawsuit, Cook counterclaimed, alleging infringement by Edwards. In March 2009, the German Court ruled that the Company does not infringe the Cook patent. In June 2009, the United Kingdom Court also ruled that the Company does not infringe the Cook patent and, further, that the Cook patent is invalid. Cook is appealing the judgments in Germany and the United Kingdom.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (a)
July 1, 2009 through July 31, 2009	110,000	$66.51	110,000	$131.7
August 1, 2009 through August 31, 2009	145,000	64.22	145,000	122.3
September 1, 2009 through September 30, 2009	130,000	64.88	130,000	113.9

Total	385,000	65.10	385,000

(a)
On July 11, 2008, the Board of Directors approved a stock repurchase program authorizing the Company to purchase on the open market and in privately negotiated transactions up to $250.0 million of the Company's common stock.

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

EDWARDS LIFESCIENCES CORPORATION (Registrant)
Date: November 6, 2009	By:	/s/ THOMAS M. ABATE Thomas M. Abate Corporate Vice President, Chief Financial Officer and Treasurer (Chief Accounting Officer)

EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

Exhibit No.	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002