Form 10-Q
period 2010-03-31
Edwards Lifesciences Corp
filed 2010-05-07
CIK 1099800

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010
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

        The number of shares outstanding of the registrant's common stock, $1.00 par value, as of April 30, 2010 was 56,656,288.

EDWARDS LIFESCIENCES CORPORATION

FORM 10-Q
For the quarterly period ended March 31, 2010

Part I. Financial Information

Item 1.    Financial Statements

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(in millions, except par value; unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$321.2	$334.1
Accounts and other receivables, net of allowances of $10.7 and $12.4, respectively	278.6	272.1
Inventories, net	174.6	165.9
Deferred income taxes	42.7	48.3
Prepaid expenses	33.3	33.7
Other current assets	22.3	35.1

Total current assets	872.7	889.2
Property, plant and equipment, net	247.2	252.0
Goodwill	315.2	315.2
Other intangible assets, net	83.6	86.7
Investments in unconsolidated affiliates (Note 6)	21.9	22.3
Deferred income taxes	52.0	37.1
Other assets	11.8	13.0

	$1,604.4	$1,615.5

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$242.2	$290.5

Long-term debt	129.3	90.3

Other long-term liabilities	81.4	76.8

Commitments and contingencies (Note 11)
Stockholders' equity (Note 17)
Preferred stock, $.01 par value, authorized 50.0 shares, no shares outstanding	—	—
Common stock, $1.00 par value, 350.0 shares authorized, 77.2 and 76.1 shares issued, and 56.8 and 56.8 shares outstanding, respectively	77.2	76.1
Additional paid-in capital	1,115.8	1,056.0
Retained earnings	953.7	906.0
Accumulated other comprehensive loss	(24.9)	(7.9)
Treasury stock, at cost, 20.4 and 19.3 shares, respectively	(970.3)	(872.3)

Total stockholders' equity	1,151.5	1,157.9

	$1,604.4	$1,615.5

The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in millions, except per share information; unaudited)

	Three Months Ended March 31,
	2010	2009
Net sales	$340.5	$313.5
Cost of goods sold	98.6	97.0

Gross profit	241.9	216.5
Selling, general and administrative expenses	134.0	121.9
Research and development expenses	45.2	39.9
Special gains (Note 2)	—	(30.8)
Interest expense, net	0.2	0.1
Other (income) expense, net	(3.0)	0.4

Income before provision for income taxes	65.5	85.0
Provision for income taxes	17.8	24.5

Net income	$47.7	$60.5

Share information (Note 13 and 17)
Earnings per share:
Basic	$0.84	$1.08
Diluted	$0.80	$1.03
Weighted-average number of common shares outstanding:
Basic	56.6	56.0
Diluted	59.5	58.5

The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in millions; unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities
Net income	$47.7	$60.5
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	14.0	14.2
Stock-based compensation (Note 10)	7.5	6.9
Deferred income taxes	(13.6)	1.7
Special gains (Note 2)	—	(27.4)
(Gain) loss on trading securities	(0.8)	0.5
Other	(2.3)	2.4
Changes in operating assets and liabilities:
Accounts and other receivables, net (Note 3)	(15.6)	(51.9)
Inventories, net	(13.2)	0.6
Accounts payable and accrued liabilities	(17.7)	(42.9)
Prepaid expenses and other current assets	1.7	(1.1)
Other	5.3	0.5

Net cash provided by (used in) operating activities	13.0	(36.0)
Cash flows from investing activities
Capital expenditures	(8.0)	(11.1)
Proceeds from sale of assets	2.1	27.0
Investments in intangible assets	(1.2)	—
Proceeds from (investments in) unconsolidated affiliates, net	1.2	(1.6)
Investments in trading securities, net	(0.6)	(0.2)
Proceeds from investments	—	3.2

Net cash (used in) provided by investing activities	(6.5)	17.3
Cash flows from financing activities
Proceeds from issuance of long-term debt	104.5	30.0
Payments on long-term debt	(64.4)	(77.7)
Purchases of treasury stock	(98.0)	(26.8)
Proceeds from stock plans	33.3	16.7
Excess tax benefit from stock plans	19.2	4.3
Other	(1.0)	(0.4)

Net cash used in financing activities	(6.4)	(53.9)
Effect of currency exchange rate changes on cash and cash equivalents	(13.0)	0.6

Net decrease in cash and cash equivalents	(12.9)	(72.0)
Cash and cash equivalents at beginning of period	334.1	218.7

Cash and cash equivalents at end of period	$321.2	$146.7

The accompanying notes are an integral part of these
consolidated condensed financial statements.

1.     BASIS OF PRESENTATION

        The accompanying interim consolidated condensed financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the consolidated financial statements and notes included in Edwards Lifesciences Corporation's Annual Report on Form 10-K for the year ended December 31, 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted.

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

Recently Adopted Accounting Standards

        In June 2009, the Financial Accounting Standards Board ("FASB") issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities ("VIEs"). This accounting guidance eliminates the exemption for qualifying special purpose entities and establishes a new approach for determining the primary beneficiary of a VIE based on whether the entity (a) has the power to direct the activities of the VIE that most significantly impact the entity's economic performance and (b) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The guidance requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise's involvement in a VIE. The guidance was effective for the first annual reporting period beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

New Accounting Standards Not Yet Adopted

        In October 2009, the FASB issued an amendment to the accounting guidance on revenue recognition to require companies to allocate revenue in arrangements involving multiple deliverables based on estimated selling price in the absence of vendor-specific objective evidence or third-party evidence of selling price for the deliverables. The guidance was also amended to eliminate the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that have already been delivered. The guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial statements.

        In January 2010, the FASB issued an amendment to the accounting guidance on fair value disclosures to require companies to (a) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for such transfers and (b) present separately in the Level 3 reconciliation information about purchases, sales, issuances and settlements. The guidance also clarifies the level of disaggregation to present and disclosures about inputs and valuation techniques. The guidance was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The Company adopted this guidance as of January 1, 2010, other than those provisions related to the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation.

        In April 2010, the FASB issued an amendment to the accounting guidance on revenue recognition to provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. Consideration that is contingent upon achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The guidance is effective for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial statements.

2.     SPECIAL GAINS

	Three Months Ended March 31,
	2010	2009
	(in millions)
Gain on sale of product line	$—	$(27.0)
Sale of distribution rights	—	(2.8)
Reserve reversal	—	(1.0)

Special gains	$—	$(30.8)

  Gain on Sale of Product Line

        In January 2008, the Company sold certain assets related to the Edwards LifeStent peripheral vascular product line. In February 2009, under the terms of the sale agreement, the Company received a $27.0 million milestone payment associated with the LifeStent pre-market approval.

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

3.     ACCOUNTS RECEIVABLE SECURITIZATION

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

4.     INVENTORIES

        Inventories consisted of the following (in millions):

	March 31, 2010	December 31, 2009
Raw materials	$34.8	$32.8
Work in process	37.6	30.4
Finished products	102.2	102.7

	$174.6	$165.9

5.     OTHER INTANGIBLE ASSETS

        Other intangible assets subject to amortization consisted of the following (in millions):

March 31, 2010	Patents	Unpatented Technology	Other	Total
Cost	$212.6	$35.0	$12.5	$260.1
Accumulated amortization	(143.9)	(27.8)	(4.8)	(176.5)

Net carrying value	$68.7	$7.2	$7.7	$83.6

December 31, 2009
Cost	$212.0	$35.0	$12.6	$259.6
Accumulated amortization	(141.3)	(27.1)	(4.5)	(172.9)

Net carrying value	$70.7	$7.9	$8.1	$86.7

        The net carrying value of patents includes $14.2 million of capitalized legal costs related to the defense and enforcement of issued patents and trademarks for which success is deemed probable as of March 31, 2010.

        Amortization expense related to other intangible assets was $4.1 million and $5.3 million for the three months ended March 31, 2010 and 2009, respectively. Estimated amortization expense for each of the years ending December 31 is as follows (in millions):

2010	$17.7
2011	15.8
2012	14.0
2013	13.9
2014	12.5

        The Company expenses costs incurred to renew or extend the term of acquired intangible assets.

6.     INVESTMENTS IN UNCONSOLIDATED AFFILIATES

        The Company has entered into a number of strategic equity investments in privately and publicly held companies, as follows:

	March 31, 2010	December 31, 2009
	(in millions)
Available-for-sale investments
Cost	$8.5	$8.5
Unrealized losses	(1.4)	(0.9)

Fair value of available-for-sale investments	7.1	7.6

Equity method investments
Cost	10.7	10.7
Equity in losses	(0.7)	(0.8)

Carrying value of equity method investments	10.0	9.9

Cost method investments
Carrying value of cost method investments	4.8	4.8

Total investments in unconsolidated affiliates	$21.9	$22.3

        There were no sales of available-for-sale investments during the three months ended March 31, 2010 and 2009.

7.     FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS

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

  Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following table summarizes the Company's financial instruments which are measured at fair value on a recurring basis (in millions):

March 31, 2010	Level 1	Level 2	Level 3	Total
Assets
Investments held for executive deferred compensation plan	$16.5	$—	$—	$16.5
Investments in unconsolidated affiliates	7.1	—	—	7.1
Derivatives	—	5.8	—	5.8

	$23.6	$5.8	$—	$29.4

December 31, 2009
Assets
Investments held for executive deferred compensation plan	$15.1	$—	$—	$15.1
Investments in unconsolidated affiliates	7.6	—	—	7.6

	$22.7	$—	$—	$22.7

Liabilities
Derivatives	$—	$3.0	$—	$3.0

	$—	$3.0	$—	$3.0

  Investments Held for the Executive Deferred Compensation Plan

        The Company holds investments in trading securities related to its executive deferred compensation plan ("EDCP"). The amounts deferred under the EDCP are invested in a variety of stock and bond mutual funds. The fair values of these investments are based on quoted market prices and are categorized as Level 1.

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

  Derivative Instruments

        The Company uses forward exchange contracts and option contracts to hedge a portion of its exposure to forecasted intercompany and third-party foreign currency transactions. All derivatives are recognized on the balance sheet at their fair value. The fair value for derivatives is determined based on indicative mid-market data levels for spot rate and forward points. All values are discounted to present from the expiry date. The values of options are calculated based on the forward implied volatilities to the expiry date. The models used for valuations are based upon well recognized financial principles, and the predominance of market inputs are actively quoted and can be validated through external sources. Although readily observable data is used in the valuations, different valuation methodologies could have an effect on the estimated fair value. The derivative instruments are categorized as Level 2.

  Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

        The Company has assets that are subject to measurement at fair value on a non-recurring basis, including assets acquired in a business combination, such as goodwill and intangible assets, and other long-lived assets. The Company reviews the carrying value of these assets whenever events and circumstances indicate that the carrying amounts of the assets may not be recoverable. If it is determined that the assets are impaired, the carrying value would be reduced to estimated fair market value. During the three months ended March 31, 2010 and 2009, the Company had no impairments related to these assets.

8.     DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

        Edwards Lifesciences maintains an overall risk management strategy that may incorporate the use of a variety of derivative financial instruments, as summarized below, to mitigate its exposure to significant unplanned fluctuations in earnings and cash flow caused by volatility in interest rates and currency exchange rates. Derivative instruments that are used as part of the Company's interest and foreign exchange rate management strategy include option-based products and forward exchange contracts. As of March 31, 2010, all derivative instruments owned were designated as hedges of underlying exposures. Edwards Lifesciences does not use any of these instruments for trading or speculative purposes.

	March 31, 2010		December 31, 2009
	Notional Amount	Fair Value Asset (Liability)	Notional Amount	Fair Value Asset (Liability)
	(in millions)
Forward currency agreements	$265.9	$3.5	$130.5	$(1.7)
Currency option contracts	162.9	2.3	212.6	(1.3)

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

        The following table presents the location and fair value amounts of derivative instruments reported in the consolidated condensed balance sheets (in millions):

		Fair Value
	Balance Sheet Location	March 31, 2010	December 31, 2009
Derivatives designated as hedging instruments
Assets
Foreign exchange contracts	Prepaid expenses	$5.8	$—
Liabilities
Foreign exchange contracts	Accrued liabilities	$—	$3.0

        The following tables present the effect of derivative instruments on the consolidated condensed statements of operations (in millions):

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended March 31,
	Location of Gain or (Loss) Recognized in Income on Derivative
		2010	2009
Derivatives in fair value hedging relationships
Foreign exchange contracts	Other (income) expense, net	$0.8	$0.8

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended March 31,			Three Months Ended March 31,
			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income
	2010	2009		2010	2009
Derivatives in cash flow hedging relationships
Foreign exchange contracts	$7.5	$12.1	Cost of goods sold	$(3.6)	$1.3

        The Company expects that during the next twelve months it will reclassify to earnings a $1.4 million loss currently recorded in "Accumulated Other Comprehensive Loss." For the three months ended March 31, 2010 and 2009, the Company did not record any expense related to the time value of option-based products and did not record any gains or losses due to hedge ineffectiveness.

9.     DEFINED BENEFIT PLANS

        The components of net periodic benefit costs for the three months ended March 31, 2010 and 2009 were as follows (in millions):

	Three Months Ended March 31,
	2010	2009
Service cost	$1.2	$1.4
Employee contributions	—	—
Interest cost	0.5	0.4
Expected return on plan assets	(0.3)	(0.2)
Amortization of prior service cost and other	—	0.1

Net periodic pension benefit cost	$1.4	$1.7

10.   STOCK-BASED COMPENSATION

        Stock-based compensation expense related to awards issued under the Company's incentive compensation plans for the three months ended March 31, 2010 and 2009 was as follows (in millions):

	Three Months Ended March 31
	2010	2009
Cost of goods sold	$0.6	$0.6
Selling, general and administrative expenses	5.7	5.2
Research and development expenses	1.2	1.1

Total stock-based compensation expense	$7.5	$6.9

        At March 31, 2010, the total remaining compensation cost related to nonvested stock options, restricted stock units and employee stock purchase subscription awards amounted to $38.6 million, which will be amortized on a straight-line basis over the weighted-average remaining requisite service period of 28 months.

  Fair Value Disclosures

        The Black-Scholes option pricing model was used with the following weighted-average assumptions for options granted during the following periods:

  Option Awards

	Three Months Ended March 31,
	2010	2009
Risk-free interest rate	2.3%	1.7%
Expected dividend yield	None	None
Expected volatility	28.1%	23.7%
Expected term (years)	4.9	4.9
Fair value, per share	$24.56	$14.87

        The Black-Scholes option pricing model was used with the following weighted-average assumptions for employee stock purchase plan ("ESPP") subscriptions granted during the following periods:

  ESPP

	Three Months Ended March 31,
	2010	2009
Risk-free interest rate	0.3%	0.3%
Expected dividend yield	None	None
Expected volatility	36.6%	25.5%
Expected term (years)	0.6	0.6
Fair value, per share	$22.86	$12.49

11.   COMMITMENTS AND CONTINGENCIES

        In February 2008, Edwards Lifesciences filed a lawsuit against CoreValve, Inc. ("CoreValve") in the United States alleging that its ReValving System infringes three of the Company's U.S. Andersen patents, later narrowed to one patent. In April 2010, a federal jury found that patent to be valid and found that CoreValve willfully infringes it. The jury also awarded Edwards $73.9 million in damages, which may be increased by the judge by up to three times that amount because of the willfulness finding. The Company will seek a permanent injunction against CoreValve's manufacture or sale of the infringing device in the United States. A second lawsuit is pending against CoreValve and Medtronic, Inc. alleging infringement of three U.S. Andersen patents.

        Earlier, in May 2007, the Company filed a lawsuit against CoreValve alleging infringement of the Company's European Andersen patent. The lawsuit was filed in the District Patent Court in Dusseldorf, Germany, seeking injunctive and declaratory relief. In October 2008, the Court rejected this assertion and dismissed the infringement lawsuit. In February 2010, a German Appeals Court affirmed. In May 2007 and June 2007, CoreValve filed separate lawsuits in London, United Kingdom, and Munich, Germany, respectively, alleging the patent to be invalid. The Company then asserted that CoreValve's ReValving System infringes the Andersen patent in the United Kingdom. In January 2009, the United Kingdom Court determined that the Andersen patent is valid but not infringed by CoreValve. The parties have filed cross-appeals on the validity and infringement decisions. In January 2010, a German Court also determined that the Andersen patent is valid, but a subsequent decision by a German Appeals Court affirmed the finding of non-infringement.

        In February 2008, Cook, Inc. ("Cook") filed a lawsuit in the District Patent Court in Dusseldorf, Germany, against Edwards Lifesciences alleging that the Edwards SAPIEN transcatheter heart valve infringes on a Cook patent. Edwards Lifesciences subsequently filed lawsuits in London, United Kingdom, and in Munich, Germany, against Cook alleging that the patents in each country are invalid. In the United Kingdom lawsuit, Cook counterclaimed, alleging infringement by Edwards. In March 2009, the German Courts ruled that the Company does not infringe the Cook patent. In June 2009, the United Kingdom Court also ruled that the Company does not infringe the Cook patent and, further, that the Cook patent is invalid. Cook is appealing these judgments in Germany and the United Kingdom. In April 2010, the German Courts also determined that the Cook patent is invalid.

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

12.   COMPREHENSIVE INCOME

        Reconciliation of net income to comprehensive income is as follows (in millions):

	Three Months Ended March 31,
	2010	2009
Net income	$47.7	$60.5
Other comprehensive income:
Currency translation adjustments	(23.3)	(6.1)
Unrealized net (loss) gain on investments in unconsolidated affiliates, net of tax	(0.5)	1.1
Unrealized net gain on cash flow hedges, net of tax	6.8	6.6

Comprehensive income	$30.7	$62.1

13.   EARNINGS PER SHARE

        Basic earnings per share is computed by dividing net income by the weighted-average common shares outstanding during a period. Employee equity share options, nonvested shares and similar equity instruments granted by the Company are treated as potential common shares in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of restricted stock units and in-the-money options. The dilutive impact of the restricted stock units and in-the-money options is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation expense for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. Potential common share equivalents have been excluded where their inclusion would be anti-dilutive.

        The table below presents the computation of basic and diluted earnings per share (in millions, except for per share information):

	Three Months Ended March 31,
	2010	2009
Basic:
Net income	$47.7	$60.5

Weighted-average shares outstanding	56.6	56.0

Basic earnings per share	$0.84	$1.08

Diluted:
Net income applicable to diluted shares	$47.7	$60.5

Weighted-average shares outstanding	56.6	56.0
Dilutive effect of stock plans	2.9	2.5

Dilutive weighted-average shares outstanding	59.5	58.5

Diluted earnings per share	$0.80	$1.03

        Stock options and restricted stock units to purchase 0.1 million and 1.0 million shares for the three months ended March 31, 2010 and 2009, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

14.   INCOME TAXES

        The effective income tax rates were 27.2% and 28.8% for the three months ended March 31, 2010 and 2009, respectively. The income tax rate for the three months ended March 31, 2009 included the tax effect on the LifeStent milestone receipt.

        As of March 31, 2010 and December 31, 2009, the liability for income taxes associated with uncertain tax positions was $51.7 million and $47.1 million, respectively. These liabilities could be reduced by $3.4 million and $3.2 million, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments. The net amounts of $48.3 million and $44.0 million, respectively, if recognized, would favorably affect the Company's effective tax rate. Changes to potential interest expense upon settlement during the period were immaterial.

        At March 31, 2010, the Company has concluded all United States federal income tax matters for years through 2006. All material state, local and foreign income tax matters have been concluded for years through 2003. The Company is currently under examination by the Internal Revenue Service for the 2007 and 2008 tax years.

        The federal research credit expired on December 31, 2009 and has not been reinstated as of March 31, 2010. The effective income tax rate for the three months ended March 31, 2010 has been calculated without a benefit for the federal research credit. In 2009, the federal research credit favorably impacted the effective tax rate by approximately 1.5%.

15.   COLLABORATIVE AGREEMENT

        The Company has a collaboration agreement with DexCom, Inc. ("DexCom") to develop products for automated, real-time monitoring of blood glucose levels in patients hospitalized for a variety of conditions. The agreement provides Edwards Lifesciences with an exclusive license to all of DexCom's applicable intellectual property. Product development costs under this agreement are expensed to "Research and Development Expenses" as incurred, and regulatory approval milestones are recorded as "Other Intangible Assets" and amortized over the useful life of the product. The Company recorded $1.0 million and $2.1 million of product development costs for the three months ended March 31, 2010 and 2009, respectively. At both March 31, 2010 and December 31, 2009, the Company had capitalized $0.9 million of regulatory milestone payments.

16.   SEGMENT INFORMATION

        Edwards Lifesciences conducts operations worldwide and is managed in four geographical regions: United States, Europe, Japan and Rest of World. All regions sell products that are used to treat advanced cardiovascular disease.

        The Company evaluates the performance of its segments based on net sales and income before provision for income taxes ("pre-tax income"). The accounting policies of the segments are substantially the same as those described in Note 2, "Summary of Significant Accounting Policies," in the Company's Annual Report on Form 10-K for the year ended December 31, 2009. Net sales and pre-tax income of reportable segments are based on internally derived standard foreign exchange rates, which may differ from year to year, and do not include inter-segment profits. Because of the interdependence of the reportable segments, the operating profit as presented may not be representative of the geographical distribution that would occur if the segments were not interdependent.

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

        The table below presents information about Edwards Lifesciences' reportable segments (in millions):

	Three Months Ended March 31,
	2010	2009
Segment Net Sales
United States	$138.3	$134.9
Europe	104.1	100.9
Japan	50.6	41.3
Rest of world	37.2	34.0

Total segment net sales	$330.2	$311.1

Segment Pre-Tax Income
United States	$77.1	$72.4
Europe	39.3	34.6
Japan	22.8	19.4
Rest of world	9.6	8.0

Total segment pre-tax income	$148.8	$134.4

        The table below presents reconciliations of segment net sales to consolidated net sales and segment pre-tax income to consolidated pre-tax income (in millions):

	Three Months Ended March 31,
	2010	2009
Net Sales Reconciliation
Segment net sales	$330.2	$311.1
Foreign currency	10.3	2.4

Consolidated net sales	$340.5	$313.5

Pre-Tax Income Reconciliation
Segment pre-tax income	$148.8	$134.4
Unallocated amounts:
Corporate items	(84.4)	(85.3)
Special gains	—	30.8
Interest expense, net	(0.2)	(0.1)
Foreign currency	1.3	5.2

Consolidated pre-tax income	$65.5	$85.0

Enterprise-Wide Information

        Enterprise-wide information is based on foreign exchange rates used in the Company's consolidated financial statements.

	Three Months Ended March 31,
	2010	2009
	(in millions)
Net Sales by Geographic Area
United States	$138.3	$134.9
Other countries	202.2	178.6

	$340.5	$313.5

Net Sales by Major Product and Service Area
Heart Valve Therapy	$196.7	$170.4
Critical Care	105.1	104.5
Cardiac Surgery Systems	24.8	22.5
Vascular	13.9	16.1

	$340.5	$313.5

	March 31, 2010	December 31, 2009
	(in millions)
Long-Lived Tangible Assets by Geographic Area
United States	$183.5	$185.3
Other countries	97.4	102.0

	$280.9	$287.3

17.   SUBSEQUENT EVENT

        On April 12, 2010, the Company's Board of Directors declared a two-for-one stock split of its outstanding shares of common stock effected in the form of a stock dividend, to be paid on May 27, 2010 to shareholders of record on May 14, 2010. Common shares issued and outstanding, giving retroactive effect to the stock split at March 31, 2010 and December 31, 2009, would have been 113.6 million and 113.7 million, respectively, and there would have been no treasury shares held as of March 31, 2010 and December 31, 2009, as the Company expects to distribute its treasury shares in addition to newly issued shares as part of the stock split effected in the form of a stock dividend. Pro forma earnings per share, giving retroactive effect to the stock split, is as follows (in millions, except for per share information):

	Three Months Ended March 31,
	2010	2009
Basic:
Weighted-average shares outstanding, as reported	56.6	56.0
Weighted-average shares outstanding, pro forma	113.2	111.9
Basic earnings per share, as reported	$0.84	$1.08
Basic earnings per share, pro forma	$0.42	$0.54
Diluted:
Weighted-average shares outstanding, as reported	59.5	58.5
Weighted-average shares outstanding, pro forma	119.0	116.9
Diluted earnings per share, as reported	$0.80	$1.03
Diluted earnings per share, pro forma	$0.40	$0.52

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company (as defined below in "Overview") intends the forward-looking statements contained in this report to be covered by the safe harbor provisions of such Acts. All statements other than statements of historical fact in this report or referred to or incorporated by reference into this report are "forward-looking statements" for purposes of these sections. These statements include, among other things, any predictions of earnings, revenues, expenses or other financial items, plans or expectations with respect to development activities, clinical trials or regulatory approvals, any statements of plans, strategies and objectives of management for future operations, any statements concerning the Company's future operations, financial conditions and prospects, and any statement of assumptions underlying any of the foregoing. These statements can sometimes be identified by the use of the forward-looking words such as "may," "believe," "will," "expect," "project," "estimate," "should," "anticipate," "plan," "goal," "continue," "seek," "pro forma," "forecast," "intend" or other similar words or expressions or the negative thereof. Investors are cautioned not to unduly rely on such forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause the Company's future business, financial condition, results of operations or performance to differ materially from the Company's historical results or those expressed or implied in any forward-looking statements contained in this report. Investors should carefully review the information contained in, or incorporated by reference into, the Company's annual report on Form 10-K for the year ended December 31, 2009 as well as Part II, Item 1A herein for a description of certain of these risks and uncertainties. These forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement. If the Company does update or correct one or more of these statements, investors and others should not conclude that the Company will make additional updates or corrections.

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

        In March 2010, significant reforms to the healthcare system were adopted as law in the United States. The law includes provisions that, among other things, reduce or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions) and impose increased taxes. Specifically, the law requires the medical device industry to subsidize healthcare reform in the form of a 2.3% excise tax on United States sales of most medical devices beginning in 2013. The excise tax will increase the Company's operating expenses. The new law or any future legislation could reduce medical procedure volumes, lower reimbursement for the Company's products, and impact the demand for the Company's products or the prices at which the Company sells its products.

New Accounting Standards Not Yet Adopted

        In October 2009, the Financial Accounting Standards Board ("FASB") issued an amendment to the accounting guidance on revenue recognition to require companies to allocate revenue in arrangements involving multiple deliverables based on estimated selling price in the absence of vendor-specific objective evidence or third-party evidence of selling price for the deliverables. The guidance was also amended to eliminate the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that have already been delivered. The guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial statements.

        In January 2010, the FASB issued an amendment to the accounting guidance on fair value disclosures to require companies to (a) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for such transfers and (b) present separately in the Level 3 reconciliation information about purchases, sales, issuances and settlements. The guidance also clarifies the level of disaggregation to present and disclosures about inputs and valuation techniques. The guidance was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The Company adopted this guidance as of January 1, 2010, other than those provisions related to the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation.

        In April 2010, the FASB issued an amendment to the accounting guidance on revenue recognition to provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. Consideration that is contingent upon achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The guidance is effective for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial statements.

Results of Operations

  Net Sales Trends

        The following is a summary of United States and international net sales (dollars in millions):

	Three Months Ended March 31,
				Percent Change
	2010	2009	Change
United States	$138.3	$134.9	$3.4	2.5%
International	202.2	178.6	23.6	13.2%

Total net sales	$340.5	$313.5	$27.0	8.6%

        In the United States, the $3.4 million increase in net sales for the three months ended March 31, 2010 was due primarily to:

  •
  Heart Valve Therapy products, which increased net sales by $4.0 million, driven primarily by the Carpentier-Edwards PERIMOUNT Magna Ease valve which was launched in the second quarter of 2009 and the Carpentier-Edwards Physio II ring, which was launched in the first quarter of 2009; and

  •
  FloTrac systems, which increased net sales by $1.7 million;

        partially offset by:

  •
  the discontinuance of manufacturing in September 2009 of the divested LifeStent product line, which decreased net sales by $2.8 million.

        International net sales increased $23.6 million for the three months ended March 31, 2010 due primarily to:

  •
  Heart Valve Therapy products, which increased net sales by $15.8 million, driven primarily by the Edwards SAPIEN transcatheter heart valve, the Carpentier-Edwards PERIMOUNT Magna Ease valve, and the Carpentier-Edwards Physio II ring, which was launched in Europe in the first quarter of 2009 and in Japan in the first quarter of 2010;

  •
  Critical Care products, which increased net sales by $5.2 million, driven primarily by the FloTrac minimally invasive monitoring system and pressure monitoring products; and

  •
  foreign currency exchange rate fluctuations, which increased net sales by $10.7 million, due primarily to the strengthening of the Euro against the United States dollar;

        partially offset by:

  •
  hemofiltration products, which decreased net sales by $9.8 million. The Company sold its hemofiltration product line effective September 1, 2009.

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

  Net Sales by Product Line

        The following table is a summary of net sales by product line (dollars in millions):

	Three Months Ended March 31,
				Percent Change
	2010	2009	Change
Heart Valve Therapy	$196.7	$170.4	$26.3	15.4%
Critical Care	105.1	104.5	0.6	0.6%
Cardiac Surgery Systems	24.8	22.5	2.3	10.2%
Vascular	13.9	16.1	(2.2)	(13.7)%

Total net sales	$340.5	$313.5	$27.0	8.6%

  Heart Valve Therapy

        Net sales of Heart Valve Therapy products for the three months ended March 31, 2010 increased by $26.3 million, due primarily to:

  •
  the Edwards SAPIEN transcatheter heart valve, which increased net sales by $12.7 million;

  •
  pericardial tissue valves, which increased net sales by $6.5 million, primarily as a result of the Carpentier-Edwards PERIMOUNT Magna Ease valve; and

  •
  foreign currency exchange rate fluctuations, which increased net sales by $5.9 million, due primarily to the strengthening of the Euro against the United States dollar.

        The Company expects that its SAPIEN transcatheter heart valve will continue to be a strong contributor to 2010 sales. The Company also expects that the launches of its new products, such as Magna Ease, Magna Mitral Ease, and the Carpentier-Edwards Physio II ring, will increasingly drive growth and share gains for the remainder of 2010. The Company initiated a limited launch of its Magna Mitral Ease valve during the fourth quarter of 2009 and plans a broader introduction of Magna Mitral Ease in the United States and Europe during the third quarter of 2010. The Magna Mitral Ease will extend the Magna platform by providing improved MIS capabilities and ease of implantation. In January 2010, the Company completed first-in-man procedures and initiated a small clinical feasibility study in Europe, called TRITON, for a novel minimally invasive aortic valve surgery system, called Project Odyssey. The Project Odyssey system leverages the design of the Carpentier-Edwards PERIMOUNT Magna Ease tissue heart valve to create a new valve platform with an innovative delivery and attachment system. It is designed to enable a faster procedure, shorter patient time on cardiopulmonary bypass and a smaller incision. In April 2010, the Company expanded the study into a CE Mark trial and expects to complete enrollment in TRITON by the end of 2010.

  Critical Care

        Net sales of Critical Care products for the three months ended March 31, 2010 increased by $0.6 million, due primarily to:

  •
  premium products, led by FloTrac systems, which increased net sales by $3.7 million, and PreSep, the Company's central venous oximetry catheter for early detection of sepsis, which increased net sales by $0.7 million;

  •
  foreign currency exchange rate fluctuations, which increased net sales by $3.6 million, due primarily to the strengthening of the Euro against the United States dollar; and

  •
  pressure monitoring products, which increased net sales by $2.1 million;

        partially offset by:

  •
  hemofiltration products, which decreased net sales by $9.8 million. The Company sold its hemofiltration product line effective September 1, 2009.

        The Company expects worldwide FloTrac systems sales will continue to be a significant contributor to 2010 Critical Care sales growth, and that it will continue to expand the market for minimally invasive hemodynamic monitoring. In the second quarter of 2010, the Company expects to introduce on a limited basis a substantial upgrade designed to strengthen the FloTrac system's applicability in the medical intensive care unit. Also in the second quarter of 2010, the Company expects to launch a new hardware platform with a simpler, more intuitive informational display.

        The Company has a collaboration agreement with DexCom, Inc. ("DexCom") to develop products for continuously monitoring blood glucose levels in patients hospitalized for a variety of conditions. In Europe, the Company is continuing its post-CE Mark trials to evaluate its first generation product. In the United States, the Company anticipates filing for regulatory approval in the middle of 2010.

  Cardiac Surgery Systems

        Net sales of Cardiac Surgery Systems products for the three months ended March 31, 2010 increased by $2.3 million, due primarily to MIS products, which increased net sales by $1.2 million. Foreign currency exchange rate fluctuations increased net sales by $0.6 million.

  Vascular

        Net sales of Vascular products for the three months ended March 31, 2010 decreased by $2.2 million, due primarily to the discontinuance of manufacturing in September 2009 of the divested LifeStent product line.

  Gross Profit

	Three Months Ended March 31,
	2010	2009	Change
Gross profit as a percentage of net sales	71.0%	69.1%	1.9 pts.

        The 1.9 percentage point increase in gross profit as a percentage of net sales for the three months ended March 31, 2010 was driven by:

  •
  a 1.6 percentage point increase in international markets due to a more profitable product mix, primarily higher sales of Heart Valve Therapy products and the divestiture of the hemofiltration product line;

  •
  a 0.3 percentage point increase in the United States due primarily to a more profitable product mix, primarily from reduced sales of LifeStent products under the manufacturing requirements of the LifeStent sale agreement; and

  •
  the favorable impact of manufacturing efficiencies, partially offset by the unfavorable impact from the expiration of foreign currency hedging contracts.

  Selling, General and Administrative (SG&A) Expenses

	Three Months Ended March 31,
	2010	2009	Change
	(dollars in millions)
SG&A expenses	$134.0	$121.9	$12.1
SG&A expenses as a percentage of net sales	39.4%	38.9%	0.5 pts.

        The $12.1 million increase in SG&A expenses and the 0.5 percentage point increase in SG&A expenses as a percentage of net sales for the three months ended March 31, 2010 were due primarily to the unfavorable impact of foreign currency (primarily the strengthening of the Euro against the United States dollar) in the amount of $4.7 million and higher sales and marketing expenses, primarily to support the transcatheter heart valve sales.

  Research and Development Expenses

	Three Months Ended March 31,
	2010	2009	Change
	(dollars in millions)
Research and development expenses	$45.2	$39.9	$5.3
Research and development expenses as a percentage of net sales	13.3%	12.7%	0.6 pts.

        The increase in research and development expenses for the three months ended March 31, 2010 was due primarily to additional investments in the transcatheter and surgical heart valve programs.

        The following are the developments related to the Company's transcatheter aortic valve replacement program (formerly Percutaneous Valve Technologies, Inc.'s percutaneous aortic valve program):

  •
  the Company received conditional Investigational Device Exemption ("IDE") approval from the Food and Drug Administration ("FDA") in March 2007 to initiate its PARTNER trial, a pivotal clinical trial of the Company's Edwards SAPIEN transcatheter heart valve technology. The PARTNER trial, which has two study arms, is evaluating the Edwards SAPIEN transcatheter heart valve in patients who are considered at high risk for conventional open-heart valve surgery. In the first study arm ("Cohort A"), patients are randomized on a 1:1 basis to either high risk surgery or the Edwards SAPIEN transcatheter heart valve. In the second study arm ("Cohort B"), patients who are deemed non-operable are randomized 1:1 to medical management or the Edwards SAPIEN transcatheter heart valve. In addition, the Company received FDA approval for non-randomized continued access for all of its existing PARTNER sites. The Company anticipates submitting Cohort B to the FDA for approval during the fourth quarter of 2010, and Cohort A in mid-2011. A favorable data comparison and an expected one-year approval process would result in United States approval of the Edwards SAPIEN transcatheter heart valve for medically managed patients in 2011;

  •
  the Company announced it received CE Mark in March 2010 for its next generation transcatheter heart valve, the Edwards SAPIEN XT valve, as well as its NovaFlex and Ascendra 2 delivery systems. The Company believes that this next generation valve's features will help reduce its delivery profile without compromising strength, enabling it to better address the requirements of transfemoral delivery. The Company began a disciplined launch of SAPIEN XT with NovaFlex at the end of the first quarter of 2010, and anticipates a disciplined European launch of SAPIEN XT with Ascendra 2 in the second quarter of 2010;

  •
  in the United States, the Company submitted an IDE for SAPIEN XT in October 2009. This clinical trial, called PARTNER 2, will evaluate the SAPIEN XT with both the NovaFlex and Ascendra 2 delivery systems and will target high risk patients like those studied in the PARTNER trial. The Company responded to questions from the FDA during the first quarter of 2010 and is working closely with the agency to further the approval process. The Company remains optimistic that trial approval could be received in the second quarter of 2010; and

  •
  in Japan, the Company completed its first compassionate use cases with the SAPIEN valve using both the NovaFlex transfemoral and the Ascendra 2 transapical delivery systems in October 2009. The Company began enrolling patients in a clinical trial with its SAPIEN XT valve, called PREVAIL JAPAN, during the second quarter of 2010. The PREVAIL JAPAN clinical trial will evaluate SAPIEN XT with both the transfemoral and transapical delivery systems. Successful trial completion could result in an approval as early as 2013.

  Special Gains

	Three Months Ended March 31,
	2010	2009
	(in millions)
Gain on sale of product line	$—	$(27.0)
Sale of distribution rights	—	(2.8)
Reserve reversal	—	(1.0)

Special gains	$—	$(30.8)

  Gain on Sale of Product Line

        In January 2008, the Company sold certain assets related to the Edwards LifeStent peripheral vascular product line. In February 2009, under the terms of the sale agreement, the Company received a $27.0 million milestone payment associated with the LifeStent pre-market approval.

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

  Interest Expense, net

	Three Months Ended March 31,
	2010	2009	Change
	(in millions)
Interest expense	$0.5	$0.8	$(0.3)
Interest income	(0.3)	(0.7)	0.4

Interest expense, net	$0.2	$0.1	$0.1

        The decrease in interest expense for the three months ended March 31, 2010 resulted primarily from a lower average debt balance and lower interest rates as compared to the prior year period. The decrease in interest income resulted primarily from lower average interest rates, partially offset by higher cash and short-term investment balances as compared to the prior year period.

  Other (Income) Expense, net

        The following is a summary of other (income) expense, net (in millions):

	Three Months Ended March 31,
	2010	2009
Earn-out payments	$(1.5)	$—
(Gain) loss on investments in unconsolidated affiliates	(1.4)	0.9
Foreign exchange gains, net	(0.2)	(0.5)
Other	0.1	—

Other (income) expense, net	$(3.0)	$0.4

        In September 2009, the Company sold its hemofiltration product line. In connection with the transaction, the Company is entitled to earn-out payments up to $9.0 million based on certain revenue objectives to be achieved by the buyer over the next two years. During the three months ended March 31, 2010, the Company earned $1.5 million.

        The (gain) loss on investments in unconsolidated affiliates primarily represents the Company's share of gains and losses in investments accounted for under the equity method, and realized gains and losses on the Company's available-for-sale investments.

        The foreign exchange gains for the three months ended March 31, 2010 relate to the foreign currency fluctuations in the Company's global trade and intercompany receivable and payable balances. Foreign exchange resulted in a net gain in the first quarter of 2010 and 2009 due primarily to fluctuations in the Euro.

  Provision for Income Taxes

        The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the United States, which have statutory tax rates lower than the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates. The effective income tax rates were 27.2% and 28.8% for the three months ended March 31, 2010 and 2009, respectively. The income tax rate for the three months ended March 31, 2009 included the tax effect on the LifeStent milestone receipt (see the "Special Gains" section for further information).

        As of March 31, 2010 and December 31, 2009, the liability for income taxes associated with uncertain tax positions was $51.7 million and $47.1 million, respectively. These liabilities could be reduced by $3.4 million and $3.2 million, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments. The net amounts of $48.3 million and $44.0 million, respectively, if recognized, would favorably affect the Company's effective tax rate. Changes to potential interest expense upon settlement during the period were immaterial.

        The federal research credit expired on December 31, 2009 and has not been reinstated as of March 31, 2010. The effective income tax rate for the three months ended March 31, 2010 has been calculated without a benefit for the federal research credit. In 2009, the federal research credit favorably impacted the effective tax rate by approximately 1.5%.

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

        The Company has a Five-Year Unsecured Revolving Credit Agreement ("the Credit Agreement"), which matures on September 29, 2011. The Credit Agreement provides up to an aggregate of $500.0 million in one- to six-month borrowings in multiple currencies. Borrowings currently bear interest at the London interbank offering rate ("LIBOR") plus 0.40%, which includes a facility fee subject to adjustment for leverage ratio changes, as defined in the Credit Agreement. The Company pays a facility fee regardless of available or outstanding borrowings, currently at an annual rate of 0.075%. All amounts outstanding under the Credit Agreement have been classified as long-term obligations, as these borrowings are expected to be refinanced pursuant to the Credit Agreement. As of March 31, 2010, borrowings of $129.3 million were outstanding under the Credit Agreement. The Credit Agreement contains various financial and other covenants, all of which the Company was in compliance with at March 31, 2010.

        In July 2008, the Board of Directors approved a stock repurchase program authorizing the Company to purchase on the open market and in privately negotiated transactions up to $250.0 million of the Company's common stock. During the three months ended March 31, 2010, the Company repurchased 1.1 million shares at an aggregate cost of $98.0 million, thereby completing this program in March 2010. In February 2010, the Company approved a new stock repurchase program authorizing the Company to purchase on the open market and in privately negotiated transactions up to an additional $500.0 million of the Company's common stock. As of March 31, 2010, the Company had not repurchased any shares under the new stock repurchase program.

        At March 31, 2010, there had been no material changes in the Company's significant contractual obligations and commercial commitments as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2009.

        Net cash flows provided by operating activities of $13.0 million for the three months ended March 31, 2010 increased $49.0 million over the same period a year ago. This increase was due primarily to (1) a $39.0 million cash payment during the first quarter of 2009 to terminate the Company's accounts receivable securitization program in Japan and (2) lower supplier payments in the first quarter of 2010 compared to the first quarter of 2009. Operating cash flow was negatively impacted by higher inventory purchases in the first quarter of 2010, primarily related to the transcatheter heart valve product line.

        Net cash used in investing activities of $6.5 million for the three months ended March 31, 2010 consisted primarily of capital expenditures of $8.0 million, partially offset by $2.1 million related to earn-out payments from the 2009 sale of the Company's hemofiltration product line.

        Net cash provided by investing activities of $17.3 million for the three months ended March 31, 2009 consisted primarily of $27.0 million of cash received for a milestone achievement associated with the LifeStent pre-market approval, partially offset by capital expenditures of $11.1 million.

        Net cash used in financing activities of $6.4 million for the three months ended March 31, 2010 consisted primarily of purchases of treasury stock of $98.0 million, partially offset by net proceeds from long-term debt of $40.1 million and proceeds from stock plans of $33.3 million.

        Net cash used in financing activities of $53.9 million for the three months ended March 31, 2009 consisted primarily of net payments on long-term debt of $47.7 million and purchases of treasury stock of $26.8 million, partially offset by proceeds from stock plans of $16.7 million.

Critical Accounting Policies

        The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to the Company's critical accounting policies which the Company believes could have the most significant effect on the Company's reported results and require subjective or complex judgments by management is contained on pages 38-42 in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's Annual Report on Form 10-K for the year ended December 31, 2009. Management believes that at March 31, 2010, there had been no material changes to this information.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

  Interest Rate, Foreign Currency and Credit Risk

        For a complete discussion of the Company's exposure to interest rate, foreign currency and credit risk, refer to Item 7A "Quantitative and Qualitative Disclosures About Market Risk" on pages 43-45 of the Company's Annual Report on Form 10-K for the year ended December 31, 2009. There have been no significant changes from the information discussed therein.

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

        As of March 31, 2010, Edwards Lifesciences had $21.9 million of investments in equity instruments of other companies and had recorded unrealized losses of $1.5 million on these investments in "Accumulated Other Comprehensive Loss," net of tax. Should these companies experience a decline in financial condition or fail to meet certain development milestones, the decline in the investments' value may be considered other-than-temporary and impairment charges may be necessary.

Item 4.    Controls and Procedures

        The Company's management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2010. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that such controls and procedures are designed at a reasonable assurance level and are effective in providing reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no changes in the Company's internal controls over financial reporting that were identified during this evaluation that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information

Item 1.    Legal Proceedings

        In February 2008, Edwards Lifesciences filed a lawsuit against CoreValve, Inc. ("CoreValve") in the United States alleging that its ReValving System infringes three of the Company's U.S. Andersen patents, later narrowed to one patent. In April 2010, a federal jury found that patent to be valid and found that CoreValve willfully infringes it. The jury also awarded Edwards $73.9 million in damages, which may be increased by the judge by up to three times that amount because of the willfulness finding. The Company will seek a permanent injunction against CoreValve's manufacture or sale of the infringing device in the United States. A second lawsuit is pending against CoreValve and Medtronic, Inc. alleging infringement of three U.S. Andersen patents.

        Earlier, in May 2007, the Company filed a lawsuit against CoreValve alleging infringement of the Company's European Andersen patent. The lawsuit was filed in the District Patent Court in Dusseldorf, Germany, seeking injunctive and declaratory relief. In October 2008, the Court rejected this assertion and dismissed the infringement lawsuit. In February 2010, a German Appeals Court affirmed. In May 2007 and June 2007, CoreValve filed separate lawsuits in London, United Kingdom, and Munich, Germany, respectively, alleging the patent to be invalid. The Company then asserted that CoreValve's ReValving System infringes the Andersen patent in the United Kingdom. In January 2009, the United Kingdom Court determined that the Andersen patent is valid but not infringed by CoreValve. The parties have filed cross-appeals on the validity and infringement decisions. In January 2010, a German Court also determined that the Andersen patent is valid, but a subsequent decision by a German Appeals Court affirmed the finding of non-infringement.

        In February 2008, Cook, Inc. ("Cook") filed a lawsuit in the District Patent Court in Dusseldorf, Germany, against Edwards Lifesciences alleging that the Edwards SAPIEN transcatheter heart valve infringes on a Cook patent. Edwards Lifesciences subsequently filed lawsuits in London, United Kingdom, and in Munich, Germany, against Cook alleging that the patents in each country are invalid. In the United Kingdom lawsuit, Cook counterclaimed, alleging infringement by Edwards. In March 2009, the German Courts ruled that the Company does not infringe the Cook patent. In June 2009, the United Kingdom Court also ruled that the Company does not infringe the Cook patent and, further, that the Cook patent is invalid. Cook is appealing these judgments in Germany and the United Kingdom. In April 2010, the German Courts also determined that the Cook patent is invalid.

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

Item 1A.    Risk Factors

        For a complete discussion of the Company's risk factors, refer to Item 1A "Risk Factors" on pages 9-17 of the Company's Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes from the information discussed therein except for the risk factor set forth below, which is restated in its entirety.

  General economic and political conditions could have a material adverse effect on our business.

        External factors can affect our profitability and financial condition. Such external factors include general economic conditions, such as interest rates and tax rates, and the political environment regarding healthcare in general. For example, an increase in interest rates could result in an increase in our borrowing costs and could otherwise restrict our ability to access the capital markets. In March 2010, significant reforms to the healthcare system were adopted as law in the United States. The law includes provisions that, among other things, reduce or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions) and impose increased taxes. Specifically, the law requires the medical device industry to subsidize healthcare reform in the form of a 2.3% excise tax on United States sales of most medical devices beginning in 2013. The excise tax will increase the Company's operating expenses. The new law or any future legislation could reduce medical procedure volumes, lower reimbursement for the Company's products, and impact the demand for the Company's products or the prices at which the Company sells its products.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(a)
January 1, 2010 through January 31, 2010	407,500	$91.00	407,500	$60.9
February 1, 2010 through February 28, 2010	475,000	89.40	475,000	518.4
March 1, 2010 through March 31, 2010	197,075	93.49	197,075	500.0

Total	1,079,575	90.75	1,079,575

(a)
On July 11, 2008, the Board of Directors approved a stock repurchase program authorizing the Company to purchase on the open market and in privately negotiated transactions up to $250.0 million of the Company's common stock. This program was completed in March 2010. On February 11, 2010, the Company approved a stock repurchase program authorizing the Company to purchase on the open market and in privately negotiated transactions up to an additional $500.0 million of the Company's common stock.

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

EDWARDS LIFESCIENCES CORPORATION (Registrant)
Date: May 7, 2010	By:	/s/ THOMAS M. ABATE Thomas M. Abate Corporate Vice President, Chief Financial Officer and Treasurer (Chief Accounting Officer)

EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

Exhibit No.	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002