Form 10-Q
period 2011-03-31
Edwards Lifesciences Corp
filed 2011-05-09
CIK 1099800

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011
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

        The number of shares outstanding of the registrant's common stock, $1.00 par value, as of April 30, 2011 was 114,679,094.

EDWARDS LIFESCIENCES CORPORATION

FORM 10-Q
For the quarterly period ended March 31, 2011

Part I. Financial Information

Item 1.    Financial Statements

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(in millions, except par value; unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$433.8	$396.1
Accounts and other receivables, net of allowances of $12.8 and $11.6, respectively	354.2	302.5
Inventories, net (Note 3)	217.7	203.6
Deferred income taxes	56.0	51.9
Prepaid expenses	42.7	35.4
Other current assets	45.9	43.1

Total current assets	1,150.3	1,032.6
Property, plant and equipment, net	274.3	269.8
Goodwill (Note 4)	349.9	315.2
Other intangible assets, net (Note 5)	76.3	67.1
Investments in unconsolidated affiliates (Note 6)	27.3	25.0
Deferred income taxes	41.0	44.5
Other assets	12.0	13.0

	$1,931.1	$1,767.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$295.7	$296.0
Short-term debt	149.5	41.8

Total current liabilities	445.2	337.8

Other long-term liabilities	128.1	121.2

Commitments and contingencies (Note 11)
Stockholders' equity
Preferred stock, $.01 par value, authorized 50.0 shares, no shares outstanding	—	—
Common stock, $1.00 par value, 350.0 shares authorized, 117.7 and 117.0 shares issued, and 114.8 and 115.0 shares outstanding, respectively	117.7	117.0
Additional paid-in capital	246.0	211.3
Retained earnings	1,187.9	1,124.0
Accumulated other comprehensive loss	(15.5)	(42.1)
Treasury stock, at cost, 2.9 and 2.0 shares, respectively	(178.3)	(102.0)

Total stockholders' equity	1,357.8	1,308.2

	$1,931.1	$1,767.2

The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in millions, except per share information; unaudited)

	Three Months Ended March 31,
	2011	2010
Net sales	$404.5	$340.5
Cost of goods sold	116.8	98.6

Gross profit	287.7	241.9
Selling, general and administrative expenses	150.3	134.0
Research and development expenses	59.0	45.2
Interest expense, net	—	0.2
Other income, net	(6.2)	(3.0)

Income before provision for income taxes	84.6	65.5
Provision for income taxes	20.7	17.8

Net income	$63.9	$47.7

Share information (Note 13)
Earnings per share:
Basic	$0.56	$0.42
Diluted	$0.53	$0.40
Weighted-average number of common shares outstanding:
Basic	114.9	113.2
Diluted	120.5	119.0

The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in millions; unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities
Net income	$63.9	$47.7
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	14.5	14.0
Stock-based compensation (Note 10)	7.7	7.5
Excess tax benefit from stock plans	(15.2)	(19.2)
Deferred income taxes	1.5	2.7
Other	(4.5)	(3.1)
Changes in operating assets and liabilities:
Accounts and other receivables, net	(34.9)	(15.6)
Inventories, net	(5.9)	(13.2)
Accounts payable and accrued liabilities	(9.0)	(14.8)
Prepaid expenses and other current assets	(5.6)	1.7
Other	2.4	5.3

Net cash provided by operating activities	14.9	13.0

Cash flows from investing activities
Capital expenditures	(13.9)	(8.0)
Acquisition (Note 4)	(42.6)	—
Proceeds from unconsolidated affiliates, net	5.0	1.2
Investments in intangible assets	(0.3)	(1.2)
Proceeds from sale of assets	—	2.1
Investments in trading securities, net	(0.7)	(0.6)

Net cash used in investing activities	(52.5)	(6.5)

Cash flows from financing activities
Proceeds from issuance of debt	110.5	104.5
Payments on debt	(5.2)	(64.4)
Purchases of treasury stock	(75.8)	(98.0)
Proceeds from stock plans	13.2	33.3
Excess tax benefit from stock plans	15.2	19.2
Other	1.6	(1.0)

Net cash provided by (used in) financing activities	59.5	(6.4)

Effect of currency exchange rate changes on cash and cash equivalents	15.8	(13.0)

Net increase (decrease) in cash and cash equivalents	37.7	(12.9)
Cash and cash equivalents at beginning of period	396.1	334.1

Cash and cash equivalents at end of period	$433.8	$321.2

The accompanying notes are an integral part of these
consolidated condensed financial statements.

1.     BASIS OF PRESENTATION

        The accompanying interim consolidated condensed financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the consolidated financial statements and notes included in Edwards Lifesciences Corporation's Annual Report on Form 10-K for the year ended December 31, 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted.

        In the opinion of management of Edwards Lifesciences Corporation ("Edwards Lifesciences" or the "Company"), the interim consolidated condensed financial statements reflect all adjustments considered necessary for a fair statement of the interim periods. All such adjustments are of a normal, recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

Recently Adopted Accounting Standards

        In October 2009, the Financial Accounting Standards Board ("FASB") issued an amendment to the accounting guidance on revenue recognition to require companies to allocate revenue in arrangements involving multiple deliverables based on estimated selling price in the absence of vendor-specific objective evidence or third-party evidence of selling price for the deliverables. The guidance was also amended to eliminate the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that have already been delivered. The guidance was effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

        In April 2010, the FASB issued an amendment to the accounting guidance on revenue recognition to provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. Consideration that is contingent upon achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The guidance was effective for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

        In December 2010, the FASB issued an amendment to the accounting guidance on business combinations to clarify the acquisition date that should be used for reporting pro forma financial information disclosures when comparative financial statements are presented. An entity is required to disclose pro forma revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The guidance was effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

2.     SPECIAL CHARGES, NET

  Realignment Expenses, net

        In December 2010, the Company recorded a $7.2 million charge related primarily to severance expenses associated with a global workforce realignment impacting 84 employees. As of March 31, 2011, the Company's remaining severance obligations of $3.0 million are expected to be substantially paid by December 2011.

3.     INVENTORIES, NET

        Inventories, net of reserves, consisted of the following (in millions):

	March 31, 2011	December 31, 2010
Raw materials	$40.8	$38.2
Work in process	50.9	39.0
Finished products	126.0	126.4

	$217.7	$203.6

4.     ACQUISITION

        On March 11, 2011, the Company acquired all the outstanding shares of Embrella Cardiovascular, Inc. ("Embrella"), including shares already owned by the Company, for an aggregate cash purchase price of $42.6 million. In connection with the acquisition, the Company placed $4.5 million of the purchase price into escrow to satisfy any claims for indemnification made in accordance with the terms of the merger agreement. Any remaining funds will be disbursed to Embrella's former shareholders one year after the acquisition date. Acquisition-related costs of $0.9 million were recorded in "Other Income, net."

        Embrella is a start-up medical device company developing a device for cerebral embolic protection during cardiovascular procedures. The acquisition provides the Company with full rights to develop and commercialize Embrella's embolic deflector system, designed to be used as a protective shield during transcatheter heart valve procedures. The acquisition was accounted for as a business combination. The purchase price was allocated to tangible and intangible assets acquired based on their estimated fair values at the acquisition date. The excess of the purchase price over the fair value of net assets acquired was allocated to goodwill. The Company is in the process of finalizing its purchase price allocation; therefore the amounts reflected below are subject to change. The following table summarizes the preliminary allocation of the purchase price (in millions):

Goodwill	$34.7
In-process research and development ("IPR&D")	6.3
Developed technology	5.8
Deferred income taxes	(4.2)

$42.6

        Goodwill includes expected synergies and other benefits the Company believes will result from the acquisition. The Company is currently determining what portion, if any, of the goodwill may be deductible for tax purposes. IPR&D has been capitalized at fair value as an intangible asset with an indefinite life and will be assessed for impairment in subsequent periods. The fair value of the IPR&D was determined using the income approach. This approach determines fair value based on cash flow projections which are discounted to present value using a risk-adjusted rate of return. Upon completion of development, the underlying research and development intangible asset will be amortized over its estimated useful life. Developed technology assets are being amortized over a weighted-average useful life of 8 years.

        Prior to the acquisition date, the Company owned approximately 9% of the fully-diluted outstanding shares of Embrella. As a result of the acquisition, the Company remeasured its previously held ownership in Embrella, which had a carrying value of $1.3 million at the date of acquisition, at fair value and accordingly recognized a gain of $3.1 million. The gain was recorded in "Other Income, net" during the quarter ended March 31, 2011, and the cash received was recorded in "Proceeds from Unconsolidated Affiliates, net" on the consolidated condensed statements of cash flows. The fair value of the Company's previous ownership interest in Embrella was determined using a market approach considering the amounts paid to acquire the remaining outstanding shares of Embrella.

        The results of operations for Embrella have been included in the accompanying consolidated condensed financial statements from the date of acquisition. Pro forma results have not been presented as the results of Embrella are not material in relation to the consolidated financial statements of the Company.

5.     OTHER INTANGIBLE ASSETS

        Other intangible assets consisted of the following (in millions):

	March 31, 2011			December 31, 2010
	Cost	Accumulated Amortization	Net Carrying Value	Cost	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets
Patents	$204.3	$(151.3)	$53.0	$203.0	$(147.8)	$55.2
Unpatented technology	40.9	(30.2)	10.7	35.0	(29.6)	5.4
Other	12.7	(6.4)	6.3	12.4	(5.9)	6.5

	257.9	(187.9)	70.0	250.4	(183.3)	67.1

Unamortizable intangible assets
IPR&D	6.3	—	6.3	—	—	—

	$264.2	$(187.9)	$76.3	$250.4	$(183.3)	$67.1

        In March 2011, the Company completed its acquisition of Embrella (see Note 4). This transaction resulted in a net increase to unpatented technology of $5.8 million and IPR&D of $6.3 million.

        The net carrying value of patents includes $16.1 million of capitalized legal costs related to the defense and enforcement of issued patents and trademarks for which success is deemed probable as of March 31, 2011.

        Amortization expense related to other intangible assets was $4.2 million and $4.1 million for the three months ended March 31, 2011 and 2010, respectively. Estimated amortization expense for each of the years ending December 31 is as follows (in millions):

2011	$15.6
2012	14.5
2013	14.4
2014	12.6
2015	10.5

        The Company expenses costs incurred to renew or extend the term of acquired intangible assets.

6.     INVESTMENTS IN UNCONSOLIDATED AFFILIATES

        The Company has a number of equity investments in privately and publicly held companies. Investments in these unconsolidated affiliates are as follows:

	March 31, 2011	December 31, 2010
	(in millions)
Available-for-sale investments
Cost	$4.1	$4.1
Unrealized gains	6.0	3.6

Fair value of available-for-sale investments	10.1	7.7

Equity method investments
Cost	12.1	11.5
Equity in losses	(0.9)	(1.5)

Carrying value of equity method investments	11.2	10.0

Cost method investments
Carrying value of cost method investments	6.0	7.3

Total investments in unconsolidated affiliates	$27.3	$25.0

        There were no sales of available-for-sale investments during the three months ended March 31, 2011 and 2010. In March 2011, the Company acquired all of the outstanding shares of Embrella, which was accounted for as a cost method investment prior to the acquisition. As a result, the Company has consolidated Embrella as of the acquisition date. See Note 4 for additional information.

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

  Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following table summarizes the Company's financial instruments which are measured at fair value on a recurring basis (in millions):

March 31, 2011	Level 1	Level 2	Level 3	Total
Assets
Investments held for executive deferred compensation plan	$16.0	$—	$—	$16.0
Investments in unconsolidated affiliates	10.1	—	—	10.1

	$26.1	$—	$—	$26.1

Liabilities
Derivatives	$—	$23.0	$—	$23.0

	$—	$23.0	$—	$23.0

December 31, 2010
Assets
Investments held for executive deferred compensation plan	$18.3	$—	$—	$18.3
Investments in unconsolidated affiliates	7.7	—	—	7.7

	$26.0	$—	$—	$26.0

Liabilities
Derivatives	$—	$14.7	$—	$14.7

	$—	$14.7	$—	$14.7

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

  Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

        The Company has assets that are subject to measurement at fair value on a non-recurring basis, including assets acquired in a business combination, such as goodwill and intangible assets, and other long-lived assets. The Company reviews the carrying value of intangible and other long-lived assets whenever events and circumstances indicate that the carrying amounts of the assets may not be recoverable. If it is determined that the assets are impaired, the carrying value would be reduced to estimated fair market value. During the three months ended March 31, 2011 and 2010, the Company had no impairments related to assets subject to measurement at fair value on a non-recurring basis. During the three months ended March 31, 2011, the Company acquired Embrella. This transaction resulted in an increase to "Goodwill" and "Other Intangible Assets, net" of $34.7 million and $12.1 million, respectively. See Note 4 for additional information.

8.     DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

        The Company uses derivative financial instruments to manage its currency exchange rate risk as summarized below. Notional amounts are stated in United States dollar equivalents at spot exchange rates at the respective dates.

	March 31, 2011		December 31, 2010
	Notional Amount	Fair Value Asset (Liability)	Notional Amount	Fair Value Asset (Liability)
	(in millions)
Foreign currency forward exchange contracts	$531.2	$(21.3)	$486.0	$(12.5)
Foreign currency option contracts	53.2	(1.7)	53.2	(2.2)

        The Company uses foreign currency forward exchange contracts and foreign currency option contracts to offset the changes due to currency rate movements in the amount of future cash flows associated with intercompany transactions expected to occur within the next thirteen months. These foreign currency forward exchange contracts and foreign currency option contracts are designated as cash flow hedges. Certain of the Company's locations have assets and liabilities denominated in currencies other than their functional currencies resulting from intercompany and third-parties transactions. The Company uses foreign currency forward exchange contracts that are not designated as hedging instruments to offset the transaction gains and losses associated with certain of these assets and liabilities. All foreign currency forward exchange contracts and foreign currency option contracts are denominated in currencies of major industrial countries, principally the Euro and the Japanese yen. It is the Company's policy not to enter into derivative financial instruments for speculative purposes.

        All derivative financial instruments are recognized at fair value in the consolidated condensed balance sheets. The Company reports in "Other Comprehensive Income" the effective portion of the gain or loss on derivative financial instruments that are designated and that qualify as cash flow hedges. The Company reclassifies these gains and losses into earnings in the same period in which the underlying hedged transactions affect earnings. Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current period earnings. The gains and losses on derivative financial instruments for which the Company does not elect hedge accounting treatment are recognized in the consolidated condensed statements of operations in each period, based upon the change in the fair value of the derivative financial instrument. Cash flows from derivative financial instruments are reported as operating activities in the consolidated condensed statements of cash flows.

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

        The following table presents the location and fair value amounts of derivative instruments reported in the consolidated condensed balance sheets (in millions):

		Fair Value
	Balance Sheet Location	March 31, 2011	December 31, 2010
Derivatives designated as hedging instruments
Liabilities
Foreign currency exchange contracts	Accrued liabilities	$23.0	$14.7

        The following tables present the effect of derivative instruments on the consolidated condensed statements of operations (in millions):

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income ("OCI") on Derivative (Effective Portion)			Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended March 31,			Three Months Ended March 31,
			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income
	2011	2010		2011	2010
Derivatives in cash flow hedging relationships
Foreign currency exchange contracts	$(15.1)	$7.5	Cost of goods sold	$(3.2)	$(3.6)

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended March 31,
	Location of Gain or (Loss) Recognized in Income on Derivative
		2011	2010
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	Other income, net	$(3.6)	$0.8

        The Company expects that during the next twelve months it will reclassify to earnings a $6.7 million loss currently recorded in "Accumulated Other Comprehensive Loss." For the three months ended March 31, 2011 and 2010, the Company did not record any expense related to the premium costs of option-based products and did not record any gains or losses due to hedge ineffectiveness.

9.     DEFINED BENEFIT PLANS

        The components of net periodic benefit costs for the three months ended March 31, 2011 and 2010 were as follows (in millions):

	Three Months Ended March 31,
	2011	2010
Service cost	$1.5	$1.2
Employee contributions	—	—
Interest cost	0.5	0.5
Expected return on plan assets	(0.3)	(0.3)
Amortization of actuarial loss, prior service credit and other	0.1	—

Net periodic pension benefit cost	$1.8	$1.4

10.   STOCK-BASED COMPENSATION

        Stock-based compensation expense related to awards issued under the Company's incentive compensation plans for the three months ended March 31, 2011 and 2010 was as follows (in millions):

	Three Months Ended March 31,
	2011	2010
Cost of goods sold	$0.8	$0.6
Selling, general and administrative expenses	5.6	5.7
Research and development expenses	1.3	1.2

Total stock-based compensation expense	$7.7	$7.5

        At March 31, 2011, the total remaining compensation cost related to nonvested stock options, restricted stock units and employee stock purchase subscription awards amounted to $45.3 million, which will be amortized on a straight-line basis over the weighted-average remaining requisite service period of 29 months.

  Fair Value Disclosures

        The Black-Scholes option pricing model was used with the following weighted-average assumptions for options granted during the following periods:

  Option Awards

	Three Months Ended March 31,
	2011	2010
Risk-free interest rate	2.3%	2.3%
Expected dividend yield	None	None
Expected volatility	25.7%	28.1%
Expected term (years)	4.8	4.9
Fair value, per share	$23.45	$12.28

        The Black-Scholes option pricing model was used with the following weighted-average assumptions for employee stock purchase plan ("ESPP") subscriptions granted during the following periods:

  ESPP

	Three Months Ended March 31,
	2011	2010
Risk-free interest rate	0.2%	0.3%
Expected dividend yield	None	None
Expected volatility	24.1%	36.6%
Expected term (years)	0.6	0.6
Fair value, per share	$18.28	$11.43

11.   COMMITMENTS AND CONTINGENCIES

        In February 2008, Edwards Lifesciences filed a lawsuit against CoreValve, Inc. ("CoreValve") in the United States District Court for the District of Delaware alleging that its ReValving System infringes three of the Company's U.S. Andersen patents, later narrowed to one patent ("the '552 patent"). CoreValve was acquired by Medtronic, Inc. ("Medtronic") in April 2009. In April 2010, a federal jury found that patent to be valid and found that CoreValve willfully infringes it. The jury also awarded Edwards $73.9 million in damages. In February 2011, the District Court reaffirmed the jury decision and ruled that Edwards is entitled to recover additional damages due to CoreValve's continued infringing sales from the trial through the life of the patent, plus interest. In the same ruling, the court denied Edwards' motions for a permanent injunction and increased damages relating to CoreValve's willful infringement. Both Edwards and CoreValve have appealed. A second lawsuit is pending in the same court against CoreValve and Medtronic alleging infringement of three U.S. Andersen patents. In September 2010, the United States Patent and Trademark Office granted Medtronic's third request to reexamine the validity of the claim of the '552 patent and later issued an initial Office Action rejecting the claim of the '552 patent. The reexamination process is ongoing.

        In February 2008, Cook, Inc. ("Cook") filed a lawsuit in the District Patent Court in Dusseldorf, Germany, against Edwards Lifesciences alleging that the Edwards SAPIEN transcatheter heart valve infringes on a Cook patent. Edwards Lifesciences subsequently filed lawsuits in London, United Kingdom, and in Munich, Germany, against Cook alleging that the patents were invalid. In the United Kingdom lawsuit, Cook counterclaimed, alleging infringement by Edwards. In March 2009, the German Courts ruled that the Company does not infringe the Cook patent. In June 2009, the United Kingdom Court also ruled that the Company does not infringe the Cook patent and, further, that the Cook patent is invalid. In June 2010, a United Kingdom Appeals Court affirmed. In April 2010, the German Courts also determined that the Cook patent is invalid. Appeals in Germany are pending.

        In March and September 2010, the Company received grand jury subpoenas for documents from the United States Attorney's Office in the Central District of California in connection with an investigation by the Food and Drug Administration. The subpoenas to the Company seek records relating to the Vigilance I Monitor model with software release 5.3 that was the subject of a voluntary field recall by the Company in June 2006. The Company is cooperating fully with the investigation.

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

12.   COMPREHENSIVE INCOME

        Reconciliation of net income to comprehensive income is as follows (in millions):

	Three Months Ended March 31,
	2011	2010
Net income	$63.9	$47.7
Other comprehensive income:
Currency translation adjustments	32.3	(23.3)
Unrealized net gain (loss) on investments in unconsolidated affiliates, net of tax of $(1.0) and $0, respectively	1.4	(0.5)
Unrealized net (loss) gain on cash flow hedges, net of tax of $4.8 and $(4.3), respectively	(7.1)	6.8

Comprehensive income	$90.5	$30.7

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

        The table below presents the computation of basic and diluted earnings per share (in millions, except for per share information):

	Three Months Ended March 31,
	2011	2010
Basic:
Net income	$63.9	$47.7

Weighted-average shares outstanding	114.9	113.2

Basic earnings per share	$0.56	$0.42

Diluted:
Net income	$63.9	$47.7

Weighted-average shares outstanding	114.9	113.2
Dilutive effect of stock plans	5.6	5.8

Dilutive weighted-average shares outstanding	120.5	119.0

Diluted earnings per share	$0.53	$0.40

        Stock options and restricted stock units to purchase 0.2 million and 0.1 million shares for the three months ended March 31, 2011 and 2010, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

14.   INCOME TAXES

        The Company's effective income tax rates were 24.5% and 27.2% for the three months ended March 31, 2011 and 2010, respectively. The effective income tax rate for the three months ended March 31, 2010 was calculated without the benefit of the federal research credit as it was not reinstated until after March 31, 2010.

        The Company strives to resolve open matters with each tax authority at the examination level and could reach agreement with a tax authority at any time. While the Company has accrued for amounts it believes are the more likely than not outcomes, the final outcome with a tax authority may result in a tax liability that is more or less than that reflected in the consolidated condensed financial statements. Furthermore, the Company may later decide to challenge any assessments, if made, and may exercise its right to appeal. The uncertain tax positions are reviewed quarterly and adjusted as events occur that affect potential liabilities for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, negotiations between tax authorities, identification of new issues and issuance of new legislation, regulations or case law.

        As of March 31, 2011 and December 31, 2010, the liability for income taxes associated with uncertain tax positions was $59.6 million and $55.1 million, respectively. These liabilities could be reduced by $5.3 million and $4.7 million, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments. The net amounts of $54.3 million and $50.4 million, respectively, if recognized, would favorably affect the Company's effective tax rate.

        All material state, local and foreign income tax matters have been concluded for years through 2005. The Internal Revenue Service ("IRS") has completed its examination of the 2007 and 2008 tax years for all matters except for certain transfer pricing issues. The Company has entered the appeals process for those transfer pricing issues. The Company is scheduled to have its opening conference with the IRS related to the examination of its 2009 tax year during the second quarter of 2011.

15.   COLLABORATION AGREEMENT

        The Company has a collaboration agreement with DexCom, Inc. ("DexCom") to develop products for automated, real-time monitoring of blood glucose levels in patients hospitalized for a variety of conditions. The agreement provides Edwards Lifesciences with an exclusive license to DexCom's applicable intellectual property. Product development costs under this agreement are expensed to "Research and Development Expenses" as incurred. The Company recorded $1.2 million and $1.0 million of product development costs for the three months ended March 31, 2011 and 2010, respectively.

16.   SEGMENT INFORMATION

        Edwards Lifesciences conducts operations worldwide and is managed in the following geographical regions: United States, Europe, Japan and Rest of World. All regions sell products that are used to treat advanced cardiovascular disease. Net sales by geographic area are based on the location of the customer.

        The table below presents information about Edwards Lifesciences' reportable segments (in millions):

	Three Months Ended March 31,
	2011	2010
Segment Net Sales
United States	$149.1	$138.3
Europe	137.8	104.1
Japan	57.4	50.6
Rest of world	44.3	37.2

Total segment net sales	$388.6	$330.2

Segment Pre-Tax Income
United States	$81.3	$77.1
Europe	62.4	39.3
Japan	27.3	22.8
Rest of world	12.3	9.6

Total segment pre-tax income	$183.3	$148.8

        The table below presents reconciliations of segment net sales to consolidated net sales and segment pre-tax income to consolidated pre-tax income (in millions):

	Three Months Ended March 31,
	2011	2010
Net Sales Reconciliation
Segment net sales	$388.6	$330.2
Foreign currency	15.9	10.3

Consolidated net sales	$404.5	$340.5

Pre-Tax Income Reconciliation
Segment pre-tax income	$183.3	$148.8
Unallocated amounts:
Corporate items	(103.8)	(84.4)
Interest expense, net	—	(0.2)
Foreign currency	5.1	1.3

Consolidated pre-tax income	$84.6	$65.5

Enterprise-Wide Information

        Enterprise-wide information is based on foreign exchange rates used in the Company's consolidated financial statements.

	Three Months Ended March 31,
	2011	2010
	(in millions)
Net Sales by Geographic Area
United States	$149.1	$138.3
International	255.4	202.2

	$404.5	$340.5

Net Sales by Major Product and Service Area
Heart Valve Therapy	$244.9	$196.7
Critical Care	120.6	105.1
Cardiac Surgery Systems	26.1	24.8
Vascular	12.9	13.9

	$404.5	$340.5

	March 31, 2011	December 31, 2010
	(in millions)
Long-Lived Tangible Assets by Geographic Area
United States	$182.5	$180.5
International	103.8	102.3

	$286.3	$282.8

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company (as defined below in "Overview") intends the forward-looking statements contained in this report to be covered by the safe harbor provisions of such Acts. All statements other than statements of historical fact in this report or referred to or incorporated by reference into this report are "forward-looking statements" for purposes of these sections. These statements include, among other things, any predictions of earnings, revenues, expenses or other financial items, plans or expectations with respect to development activities, clinical trials or regulatory approvals, any statements of plans, strategies and objectives of management for future operations, any statements concerning the Company's future operations, financial conditions and prospects, and any statements of assumptions underlying any of the foregoing. These statements can sometimes be identified by the use of the forward-looking words such as "may," "believe," "will," "expect," "project," "estimate," "should," "anticipate," "plan," "goal," "continue," "seek," "pro forma," "forecast," "intend," "guidance," "optimistic," "aspire," "confident," other forms of these words or similar words or expressions or the negative thereof. Investors are cautioned not to unduly rely on such forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause the Company's results or future business, financial condition, results of operations or performance to differ materially from the Company's historical results or those expressed or implied in any forward-looking statements contained in this report. Investors should carefully review the information contained in, or incorporated by reference into, the Company's annual report on Form 10-K for the year ended December 31, 2010 and subsequent reports on Forms 10-Q and 8-K for a description of certain of these risks and uncertainties. These forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement. If the Company does update or correct one or more of these statements, investors and others should not conclude that the Company will make additional updates or corrections.

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

        Edwards Lifesciences' Heart Valve Therapy portfolio is comprised of tissue heart valves and heart valve repair products. A pioneer in the development and commercialization of heart valve products, Edwards Lifesciences is the world's leading manufacturer of tissue heart valves and repair products used to replace or repair a patient's diseased or defective heart valve. In the Critical Care area, Edwards Lifesciences is a world leader in hemodynamic monitoring systems used to measure a patient's cardiovascular function, and in disposable pressure transducers. The Company's Cardiac Surgery Systems portfolio comprises a diverse line of products for use during cardiac surgery including cannulae, embolic protection devices and other products used during cardiopulmonary bypass and minimally invasive surgical procedures. Edwards Lifesciences' Vascular portfolio includes a line of balloon catheter-based products, surgical clips and inserts.

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

Results of Operations

  Net Sales Trends
  (dollars in millions)

	Three Months Ended March 31,
				Percent Change
	2011	2010	Change
United States	$149.1	$138.3	$10.8	7.8%
International	255.4	202.2	53.2	26.3%

Total net sales	$404.5	$340.5	$64.0	18.8%

        In the United States, the $10.8 million increase in net sales for the three months ended March 31, 2011 was due primarily to:

  •
  Heart Valve Therapy products, which increased net sales by $8.5 million, driven primarily by the Carpentier-Edwards PERIMOUNT Magna Aortic Ease and Magna Mitral Ease (launched in the third quarter of 2010) valves; and

  •
  Critical Care products, which increased net sales by $3.2 million, driven primarily by the FloTrac minimally invasive monitoring system.

        International net sales increased $53.2 million for the three months ended March 31, 2011 due primarily to:

  •
  Heart Valve Therapy products, which increased net sales by $37.2 million, driven primarily by the Edwards SAPIEN XT transcatheter heart valve, the Carpentier-Edwards PERIMOUNT Magna Aortic Ease valve, and the Carpentier-Edwards Physio II ring;

  •
  Critical Care products, which increased net sales by $8.7 million, driven primarily by pressure monitoring products and the FloTrac minimally invasive monitoring system; and

  •
  foreign currency exchange rate fluctuations, which increased net sales by $5.0 million due to the strengthening of various currencies against the United States dollar, primarily the Japanese yen, partially offset by the weakening of the Euro against the United States dollar.

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

  Net Sales by Product Line
  (dollars in millions)

	Three Months Ended March 31,
				Percent Change
	2011	2010	Change
Heart Valve Therapy	$244.9	$196.7	$48.2	24.5%
Critical Care	120.6	105.1	15.5	14.8%
Cardiac Surgery Systems	26.1	24.8	1.3	5.5%
Vascular	12.9	13.9	(1.0)	(7.5)%

Total net sales	$404.5	$340.5	$64.0	18.8%

  Heart Valve Therapy

        Net sales of Heart Valve Therapy products for the three months ended March 31, 2011 increased by $48.2 million due primarily to:

  •
  transcatheter heart valves, which increased net sales by $33.7 million, primarily as a result of the Edwards SAPIEN XT transcatheter heart valve; and

  •
  surgical tissue valves, which increased net sales by $10.9 million, driven by the Carpentier-Edwards PERIMOUNT Magna Aortic Ease and Magna Mitral Ease valves.

        The Company expects that its transcatheter heart valves will continue to be strong contributors to 2011 sales, especially in light of the expected launch later this year of SAPIEN in the United States for inoperable patients. During the second quarter of 2011, the Company expects to launch the Carpentier-Edwards Physio Tricuspid annuloplasty ring in the United States and Europe. In Japan, the Company expects to obtain approval of its Carpentier-Edwards PERIMOUNT Magna Aortic Ease valve during the fourth quarter of 2011. In Europe, the Company expects to receive CE Mark in mid-2011 of INTUITY, its minimally invasive aortic valve surgery system. In the United States, the Company expects to obtain Investigational Device Exemption ("IDE") approval for the clinical trial of INTUITY during 2011.

  Critical Care

        Net sales of Critical Care products for the three months ended March 31, 2011 increased by $15.5 million due primarily to:

  •
  pressure monitoring products, which increased net sales by $4.8 million;

  •
  premium products, led by FloTrac systems, which increased net sales by $3.8 million, and PreSep, the Company's continuous central venous oximetry catheter for early detection of sepsis, which increased net sales by $0.8 million; and

  •
  foreign currency exchange rate fluctuations, which increased net sales by $2.9 million, due primarily to the strengthening of the Japanese yen against the United States dollar.

        During the fourth quarter of 2010, the Company launched, outside of the United States, the VolumeView System, which broadens the Company's product offering in the medical intensive care unit. At the same time, the Company also launched the EV1000 Clinical Platform, a new hardware platform with a simpler, more intuitive informational display. The Company expects to obtain regulatory clearance for these products in the United States in the third quarter of 2011.

        The Company has a collaboration agreement with DexCom, Inc. ("DexCom") to develop products for continuously monitoring blood glucose levels in patients hospitalized for a variety of conditions. The

Company has continued to make progress on the development of a second generation product designed to enhance ease of use. The Company anticipates obtaining CE Mark on the second generation product by the end of 2011 and plans to begin commercial sales in Europe in 2012.

  Cardiac Surgery Systems

        Net sales of Cardiac Surgery Systems products for the three months ended March 31, 2011 increased by $1.3 million due primarily to specialty cannula products, which increased net sales by $1.2 million.

  Vascular

        Net sales of Vascular products for the three months ended March 31, 2011 decreased by $1.0 million, due primarily to the Company's discontinued distribution of artificial implantable grafts during the first quarter of 2011.

  Gross Profit

	Three Months Ended March 31,
	2011	2010	Change
Gross profit as a percentage of net sales	71.1%	71.0%	0.1 pts.

        The 0.1 percentage point increase in gross profit as a percentage of net sales for the three months ended March 31, 2011 was driven by:

  •
  a 0.5 percentage point increase due to a more profitable international product mix, primarily higher sales of transcatheter heart valves, partially offset by the unfavorable impact of manufacturing performance;

        partially offset by:

  •
  increased investments in the expansion of the Company's manufacturing capacity in preparation for its transcatheter heart valve launch in the United States.

  Selling, General and Administrative (SG&A) Expenses
  (dollars in millions)

	Three Months Ended March 31,
	2011	2010	Change
SG&A expenses	$150.3	$134.0	$16.3
SG&A expenses as a percentage of net sales	37.2%	39.4%	(2.2) pts.

        The increase in SG&A expenses for the three months ended March 31, 2011 was primarily due to higher sales and marketing expenses in the United States and Europe, primarily to support the transcatheter heart valve program, including the anticipated transcathether heart valve launch in the United States. Foreign currency had an unfavorable impact of $1.5 million due to the strengthening of various currencies against the United States dollar, primarily the Japanese yen, partially offset by the weakening of the Euro against the United States dollar.

  Research and Development Expenses
  (dollars in millions)

	Three Months Ended March 31,
	2011	2010	Change
Research and development expenses	$59.0	$45.2	$13.8
Research and development expenses as a percentage of net sales	14.6%	13.3%	1.3 pts.

        The increase in research and development expenses for the three months ended March 31, 2011 was due primarily to additional investments in clinical studies and development efforts in the transcatheter heart valve program.

        The following are the developments related to the Company's transcatheter heart valve program:

  •
  the Company received conditional IDE approval from the United States Food and Drug Administration ("FDA") in March 2007 to initiate its PARTNER Trial, a pivotal clinical trial of the Company's Edwards SAPIEN transcatheter heart valve technology. The PARTNER Trial, which has two study arms, evaluated the Edwards SAPIEN transcatheter heart valve in patients who are considered at high risk for conventional open-heart valve surgery. In the first study arm ("Cohort A"), patients were randomized on a 1:1 basis to either high risk surgery or the Edwards SAPIEN transcatheter heart valve. In the second study arm ("Cohort B"), patients who were deemed non-operable were randomized 1:1 to medical management or the Edwards SAPIEN transcatheter heart valve. In addition, the Company received FDA approval for non-randomized continued access for all of its existing PARTNER sites. During 2010, positive one-year data from Cohort B was published, the Company completed the submission of its pre-market approval to the FDA, and anticipates approval in the United States in 2011. During the second quarter of 2011, the Company announced that one-year Cohort A trial data met all its primary endpoints. The Company anticipates submitting its pre-market approval for Cohort A to the FDA during the second quarter of 2011;

  •
  in the United States, the Company submitted an IDE for SAPIEN XT in October 2009. The PARTNER II trial will evaluate SAPIEN XT with both the NovaFlex and Ascendra2 delivery systems and will target high risk patients similar to those studied in the PARTNER Trial. The first cohort of the PARTNER II Trial ("PARTNER II Cohort B") will study up to 500 inoperable patients with severe, symptomatic aortic stenosis using a 1:1 randomization of SAPIEN XT with the NovaFlex transfemoral delivery system versus SAPIEN with the RetroFlex 3 delivery system. In February 2011, the Company received conditional IDE approval from the FDA for PARTNER II Cohort B. The Company expects to complete enrollment in this cohort by the end of 2011. The second planned patient cohort ("PARTNER II Cohort A") will compare traditional open-heart surgery with SAPIEN XT delivered either transfemorally or transapically in surgical patients. The Company is working with the FDA to finalize the optimal trial design and anticipates that IDE approval for PARTNER II Cohort A could be received in the second quarter of 2011; and

  •
  in Japan, the Company began enrolling patients in a clinical trial with its SAPIEN XT valve, called PREVAIL JAPAN, during 2010. The PREVAIL JAPAN clinical trial will evaluate SAPIEN XT with both the transfemoral and transapical delivery systems. The Company believes that successful trial completion could result in an approval as early as 2013.

  Interest Expense, net
  (in millions)

	Three Months Ended March 31,
	2011	2010	Change
Interest expense	$0.5	$0.5	$—
Interest income	(0.5)	(0.3)	(0.2)

Interest expense, net	$—	$0.2	$(0.2)

        Interest expense for the three months ended March 31, 2011 remained flat due to a lower average debt balance, offset by higher average interest rates. The increase in interest income for the three months ended March 31, 2011 resulted primarily from higher cash and short-term investment balances and higher average interest rates.

  Other Income, net
  (in millions)

	Three Months Ended March 31,
	2011	2010
Gain on investments in unconsolidated affiliates	$(4.3)	$(1.4)
Earn-out payments	(1.0)	(1.5)
Foreign exchange gains, net	(0.9)	(0.2)
Other	—	0.1

Other income, net	$(6.2)	$(3.0)

        The gain on investments in unconsolidated affiliates primarily represents the Company's net share of gains and losses in investments accounted for under the equity method, and realized gains and losses on the Company's available-for-sale and cost method investments.

        In September 2009, the Company sold its hemofiltration product line. In connection with the transaction, the Company was entitled to earn-out payments up to $9.0 million based on certain revenue objectives to be achieved by the buyer over the two years following the sale. As of March 31, 2011, all $9.0 million of earn-out payments had been earned.

        The foreign exchange gains relate to the foreign currency fluctuations in the Company's global trade and intercompany receivable and payable balances. Foreign exchange fluctuations (primarily the Euro) resulted in a net gain in 2011.

  Provision for Income Taxes

        The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the United States, which have statutory tax rates lower than the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates. The Company's effective income tax rates were 24.5% and 27.2% for the three months ended March 31, 2011 and 2010, respectively. The effective income tax rate for the three months ended March 31, 2010 was calculated without the benefit of the federal research credit as it was not reinstated until after March 31, 2010.

        The Company strives to resolve open matters with each tax authority at the examination level and could reach agreement with a tax authority at any time. While the Company has accrued for amounts it believes are the more likely than not outcomes, the final outcome with a tax authority may result in a tax liability that is more or less than that reflected in the consolidated condensed financial statements. Furthermore, the Company may later decide to challenge any assessments, if made, and may exercise its right to appeal. The uncertain tax positions are reviewed quarterly and adjusted as events occur that affect potential liabilities for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, negotiations between tax authorities, identification of new issues and issuance of new legislation, regulations or case law. Management believes that adequate amounts of tax and related penalty and interest have been provided in income tax expense for any adjustments that may result from these uncertain tax positions.

        As of March 31, 2011 and December 31, 2010, the liability for income taxes associated with uncertain tax positions was $59.6 million and $55.1 million, respectively. These liabilities could be reduced by $5.3 million and $4.7 million, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments. The net amounts of $54.3 million and $50.4 million, respectively, if recognized, would favorably affect the Company's effective tax rate.

  Special Charges, net

  Realignment Expenses, net

        In December 2010, the Company recorded a $7.2 million charge related primarily to severance expenses associated with a global workforce realignment impacting 84 employees. As of March 31, 2011, the Company's remaining severance obligations of $3.0 million are expected to be substantially paid by December 2011.

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

        As of March 31, 2011, cash and cash equivalents held outside the United States was approximately $427.2 million, and has historically been used to fund international operations. The Company believes that cash and cash equivalents held in the United States, in addition to amounts available under credit facilities and cash from operations, is sufficient to fund its United States operating requirements. Cash and cash equivalents held outside the United States can be repatriated back to the United States, if needed. Cash repatriations are subject to restrictions in certain jurisdictions and may be subject to withholding and other taxes.

        The Company has a Five-Year Unsecured Revolving Credit Agreement ("the Credit Agreement"), which matures on September 29, 2011. The Credit Agreement provides up to an aggregate of $500.0 million in one- to six-month borrowings in multiple currencies. Borrowings currently bear interest at the London interbank offering rate ("LIBOR") plus 0.40%. The Company also pays a facility fee on amounts available under the Credit Agreement, currently at an annual rate of 0.075%. The borrowing rates and facility fee are subject to adjustment for leverage ratio changes, as defined in the Credit Agreement. All amounts outstanding under the Credit Agreement have been classified as short-term obligations as these obligations are due within one year. The Company expects to replace the Credit Agreement prior to maturity at current prevailing market terms and conditions. As of

March 31, 2011, borrowings of $149.5 million were outstanding under the Credit Agreement. The Credit Agreement contains various financial and other covenants, all of which the Company was in compliance with at March 31, 2011.

        In March 2011, the Company acquired all the outstanding shares of Embrella Cardiovascular, Inc. ("Embrella"), including shares already owned by the Company, for an aggregate purchase price of $42.6 million. The purchase price was funded with cash on hand and borrowings under the Credit Agreement. Embrella is a start-up medical device company developing a device for cerebral embolic protection during cardiovascular procedures.

        In February 2010, the Board of Directors approved a stock repurchase program authorizing the Company to purchase on the open market and in privately negotiated transactions up to $500.0 million of the Company's common stock. During the three months ended March 31, 2011, the Company repurchased 0.9 million shares at an aggregate cost of $75.8 million and has remaining authority to purchase $322.2 million of the Company's common stock.

        At March 31, 2011, there had been no material changes in the Company's significant contractual obligations and commercial commitments as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2010.

        Net cash flows provided by operating activities of $14.9 million for the three months ended March 31, 2011 increased $1.9 million over the same period a year ago due primarily to (1) improved operating performance, (2) lower inventory purchases and 3) lower supplier payments. These increases were partially offset by increased accounts receivables balances, driven by strong sales performance and higher days sales outstanding, and higher prepaid expenses.

        Net cash used in investing activities of $52.5 million for the three months ended March 31, 2011 consisted primarily of a $42.6 million payment associated with the acquisition of Embrella, and capital expenditures of $13.9 million.

        Net cash used in investing activities of $6.5 million for the three months ended March 31, 2010 consisted primarily of capital expenditures of $8.0 million, partially offset by $2.1 million related to earn-out payments from the 2009 sale of the Company's hemofiltration product line.

        Net cash provided by financing activities of $59.5 million for the three months ended March 31, 2011 consisted primarily of net proceeds from debt of $105.3 million, proceeds from stock plans of $13.2 million, and the excess tax benefit from stock plans of $15.2 million, partially offset by purchases of treasury stock of $75.8 million.

        Net cash used in financing activities of $6.4 million for the three months ended March 31, 2010 consisted primarily of purchases of treasury stock of $98.0 million, partially offset by net proceeds from long-term debt of $40.1 million, proceeds from stock plans of $33.3 million, and the excess tax benefit from stock plans of $19.2 million.

Critical Accounting Policies

        The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to the Company's critical accounting policies which the Company believes could have the most significant effect on the Company's reported results and require subjective or complex judgments by management is contained on pages 37-41 in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the

Company's Annual Report on Form 10-K for the year ended December 31, 2010. Management believes that at March 31, 2011, there had been no material changes to this information.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

  Interest Rate, Foreign Currency and Credit Risk

        For a complete discussion of the Company's exposure to interest rate, foreign currency and credit risk, refer to Item 7A "Quantitative and Qualitative Disclosures About Market Risk" on pages 42-43 of the Company's Annual Report on Form 10-K for the year ended December 31, 2010. There have been no significant changes from the information discussed therein.

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

        As of March 31, 2011, Edwards Lifesciences had $27.3 million of investments in equity instruments of other companies and had recorded unrealized gains of $3.6 million on these investments in "Accumulated Other Comprehensive Loss," net of tax. Should these companies experience a decline in financial condition or fail to meet certain development milestones, the decline in the investments' value may be considered other-than-temporary and impairment charges may be necessary.

Item 4.    Controls and Procedures

        The Company's management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2011. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that such controls and procedures are designed at a reasonable assurance level and are effective in providing reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no changes in the Company's internal controls over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information

Item 1.    Legal Proceedings

        In February 2008, Edwards Lifesciences filed a lawsuit against CoreValve, Inc. ("CoreValve") in the United States District Court for the District of Delaware alleging that its ReValving System infringes three of the Company's U.S. Andersen patents, later narrowed to one patent ("the '552 patent"). CoreValve was acquired by Medtronic, Inc. ("Medtronic") in April 2009. In April 2010, a federal jury found that patent to be valid and found that CoreValve willfully infringes it. The jury also awarded Edwards $73.9 million in damages. In February 2011, the District Court reaffirmed the jury decision and ruled that Edwards is entitled to recover additional damages due to CoreValve's continued infringing sales from the trial through the life of the patent, plus interest. In the same ruling, the court denied Edwards' motions for a permanent injunction and increased damages relating to CoreValve's willful infringement. Both Edwards and CoreValve have appealed. A second lawsuit is pending in the same court against CoreValve and Medtronic alleging infringement of three U.S. Andersen patents. In September 2010, the United States Patent and Trademark Office granted Medtronic's third request to reexamine the validity of the claim of the '552 patent and later issued an initial Office Action rejecting the claim of the '552 patent. The reexamination process is ongoing.

        In February 2008, Cook, Inc. ("Cook") filed a lawsuit in the District Patent Court in Dusseldorf, Germany, against Edwards Lifesciences alleging that the Edwards SAPIEN transcatheter heart valve infringes on a Cook patent. Edwards Lifesciences subsequently filed lawsuits in London, United Kingdom, and in Munich, Germany, against Cook alleging that the patents were invalid. In the United Kingdom lawsuit, Cook counterclaimed, alleging infringement by Edwards. In March 2009, the German Courts ruled that the Company does not infringe the Cook patent. In June 2009, the United Kingdom Court also ruled that the Company does not infringe the Cook patent and, further, that the Cook patent is invalid. In June 2010, a United Kingdom Appeals Court affirmed. In April 2010, the German Courts also determined that the Cook patent is invalid. Appeals in Germany are pending.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(a)
January 1, 2011 through January 31, 2011	255,000	$81.18	255,000	$377.3
February 1, 2011 through February 28, 2011	285,000	87.16	285,000	352.4
March 1, 2011 through March 31, 2011	345,000	87.77	345,000	322.2

Total	885,000	85.67	885,000

(a)
On February 11, 2010, the Board of Directors approved a stock repurchase program authorizing the Company to purchase on the open market and in privately negotiated transactions up to $500.0 million of the Company's common stock.

Item 6.    Exhibits

        Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto and include the following:

10.1		Edwards Lifesciences Corporation Form of Participant Stock Option Statement and related Long-Term Stock Incentive Compensation Program Global Nonqualified Stock Option Award Agreement
10.2		Edwards Lifesciences Corporation Form of Participant Restricted Stock Unit Statement and related Long-Term Stock Incentive Compensation Program Global Restricted Stock Unit Award Agreement
10.3		Edwards Lifesciences Corporation Form of Participant Stock Option Statement and related Nonemployee Directors Stock Incentive Program Nonqualified Stock Option Award Agreement
10.4		Edwards Lifesciences Corporation Form of Nonemployee Directors Stock Incentive Program Restricted Stock Units Agreement
10.5		Edwards Lifesciences Corporation Form of Nonemployee Directors Stock Incentive Program Restricted Stock Agreement
31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	*	The following financial statements from Edwards Lifesciences' Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Cash Flows, and (iv) Notes to Consolidated Condensed Financial Statements.

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

EDWARDS LIFESCIENCES CORPORATION (Registrant)
Date: May 9, 2011	By:	/s/ THOMAS M. ABATE Thomas M. Abate Corporate Vice President, Chief Financial Officer (Chief Accounting Officer)

EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

Exhibit No.		Description
10.1		Edwards Lifesciences Corporation Form of Participant Stock Option Statement and related Long-Term Stock Incentive Compensation Program Global Nonqualified Stock Option Award Agreement
10.2		Edwards Lifesciences Corporation Form of Participant Restricted Stock Unit Statement and related Long-Term Stock Incentive Compensation Program Global Restricted Stock Unit Award Agreement
10.3		Edwards Lifesciences Corporation Form of Participant Stock Option Statement and related Nonemployee Directors Stock Incentive Program Nonqualified Stock Option Award Agreement
10.4		Edwards Lifesciences Corporation Form of Nonemployee Directors Stock Incentive Program Restricted Stock Units Agreement
10.5		Edwards Lifesciences Corporation Form of Nonemployee Directors Stock Incentive Program Restricted Stock Agreement
31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	*	The following financial statements from Edwards Lifesciences' Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Cash Flows, and (iv) Notes to Consolidated Condensed Financial Statements.

*
XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities and Exchange Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.