Form 10-Q
period 2011-09-30
Edwards Lifesciences Corp
filed 2011-11-08
CIK 1099800

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2011
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

        The number of shares outstanding of the registrant's common stock, $1.00 par value, as of October 31, 2011 was 114,075,181.

EDWARDS LIFESCIENCES CORPORATION

FORM 10-Q
For the quarterly period ended September 30, 2011

Part I. Financial Information

Item 1.    Financial Statements

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(in millions, except par value; unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$451.1	$396.1
Accounts and other receivables, net of allowances of $17.4 and $11.6, respectively	346.8	302.5
Inventories, net (Note 3)	247.9	203.6
Deferred income taxes	25.3	32.3
Prepaid expenses	43.0	35.4
Other current assets	67.8	62.7

Total current assets	1,181.9	1,032.6
Property, plant and equipment, net	286.4	269.8
Goodwill (Note 4)	349.8	315.2
Other intangible assets, net (Note 5)	70.2	67.1
Investments in unconsolidated affiliates (Note 6)	21.4	25.0
Deferred income taxes	48.6	44.5
Other assets	24.6	13.0

	$1,982.9	$1,767.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$302.0	$296.0
Short-term debt	—	41.8

Total current liabilities	302.0	337.8

Long-term debt (Note 7)	175.0	—

Other long-term liabilities	151.3	121.2

Commitments and contingencies (Note 12)
Stockholders' equity
Preferred stock, $.01 par value, authorized 50.0 shares, no shares outstanding	—	—
Common stock, $1.00 par value, 350.0 shares authorized, 119.5 and 117.0 shares issued, and 114.2 and 115.0 shares outstanding, respectively	119.5	117.0
Additional paid-in capital	326.5	211.3
Retained earnings	1,297.6	1,124.0
Accumulated other comprehensive loss	(23.2)	(42.1)
Treasury stock, at cost, 5.3 and 2.0 shares, respectively	(365.8)	(102.0)

Total stockholders' equity	1,354.6	1,308.2

	$1,982.9	$1,767.2

The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in millions, except per share information; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$412.7	$348.9	$1,248.4	$1,054.6
Cost of goods sold	125.6	95.8	370.2	294.8

Gross profit	287.1	253.1	878.2	759.8
Selling, general and administrative expenses	165.5	133.0	479.0	407.6
Research and development expenses	61.7	52.7	185.6	148.5
Special charges, net (Note 2)	—	3.9	4.0	12.2
Interest expense (income), net	—	0.4	(0.3)	1.1
Other expense (income), net	2.3	(3.1)	(5.1)	(7.7)

Income before provision for income taxes	57.6	66.2	215.0	198.1
Provision for income taxes	6.0	18.2	41.4	44.9

Net income	$51.6	$48.0	$173.6	$153.2

Share information (Note 14)
Earnings per share:
Basic	$0.45	$0.42	$1.51	$1.35
Diluted	$0.43	$0.40	$1.45	$1.29
Weighted-average number of common shares outstanding:
Basic	114.6	113.6	114.8	113.4
Diluted	119.0	118.9	119.8	118.9

The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in millions; unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net income	$173.6	$153.2
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	43.2	41.1
Stock-based compensation (Note 11)	26.0	22.4
Excess tax benefit from stock plans	(47.0)	(42.0)
Deferred income taxes	2.2	(6.8)
Special charges, net (Note 2)	4.0	12.2
Other	(1.2)	(5.3)
Changes in operating assets and liabilities:
Accounts and other receivables, net	(38.5)	(31.8)
Inventories, net	(38.3)	(43.5)
Accounts payable and accrued liabilities	43.0	65.2
Prepaid expenses and other current assets	9.3	(11.7)
Other	(4.9)	4.4

Net cash provided by operating activities	171.4	157.4

Cash flows from investing activities
Capital expenditures	(50.6)	(40.1)
Acquisition (Note 4)	(42.6)	—
Proceeds from (investments in) unconsolidated affiliates, net	6.9	(1.9)
Proceeds from sale of assets	3.9	5.1
Proceeds from (investments in) trading securities, net	3.3	(0.3)
Investments in intangible assets	(2.3)	(1.2)

Net cash used in investing activities	(81.4)	(38.4)

Cash flows from financing activities
Proceeds from issuance of debt	505.5	216.8
Payments on debt	(376.7)	(207.6)
Purchases of treasury stock	(263.3)	(200.0)
Proceeds from stock plans	48.6	73.8
Excess tax benefit from stock plans	47.0	42.0
Other	0.7	(2.3)

Net cash used in financing activities	(38.2)	(77.3)

Effect of currency exchange rate changes on cash and cash equivalents	3.2	(14.8)

Net increase in cash and cash equivalents	55.0	26.9
Cash and cash equivalents at beginning of period	396.1	334.1

Cash and cash equivalents at end of period	$451.1	$361.0

Supplemental disclosures:
Non-cash investing and financing transactions:
Distribution of treasury shares to effect stock split	—	$970.3

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

        In June 2011, the FASB issued an amendment to the accounting guidance on the presentation of comprehensive income. The guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity, and instead requires that all nonowner changes in stockholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted.

        In September 2011, the FASB issued an amendment to the accounting guidance on goodwill to permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial statements.

2.     SPECIAL CHARGES, NET

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Greece receivables reserve	$—	$—	$4.0	$—
Investment impairment	—	3.9	—	3.9
MONARC program discontinuation	—	—	—	8.3

Special charges, net	$—	$3.9	$4.0	$12.2

  Greece Receivables Reserve

        In June 2011, the Company recorded a $4.0 million charge to reflect the increased collection risk associated with its receivables in Greece.

  Realignment Expenses, net

        In December 2010, the Company recorded a $7.2 million charge related primarily to severance expenses associated with a global workforce realignment impacting 84 employees. As of September 30, 2011, the Company's remaining severance obligations of $1.5 million are expected to be substantially paid by March 2012.

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

3.     INVENTORIES, NET

        Inventories, net of reserves, consisted of the following (in millions):

	September 30, 2011	December 31, 2010
Raw materials	$47.6	$38.2
Work in process	70.3	39.0
Finished products	130.0	126.4

	$247.9	$203.6

4.     ACQUISITION

        On March 11, 2011, the Company acquired all the outstanding shares of Embrella Cardiovascular, Inc. ("Embrella"), including shares already owned by the Company, for an aggregate cash purchase price of $42.6 million. In connection with the acquisition, the Company placed $4.5 million of the purchase price into escrow to satisfy any claims for indemnification made in accordance with the terms of the merger agreement. Any remaining funds will be disbursed to Embrella's former shareholders one year after the acquisition date. As of September 30, 2011, no claims for indemnification had been made. Acquisition-related costs of $0.9 million were recorded in "Other Expense (Income), net" during the quarter ended March 31, 2011.

        Embrella is a start-up medical device company developing a device for cerebral embolic protection during cardiovascular procedures. The acquisition provides the Company with full rights to develop and commercialize Embrella's embolic deflector system, designed to be used as a protective shield during transcatheter heart valve procedures. The acquisition was accounted for as a business combination. Tangible and intangible assets acquired were recorded based on their estimated fair values at the acquisition date. The excess of the purchase price over the fair value of net assets acquired was allocated to goodwill. The following table summarizes the fair value of the assets acquired (in millions):

Goodwill	$34.6
In-process research and development ("IPR&D")	6.3
Unpatented technology	5.8
Deferred income taxes	(4.1)

$42.6

        Goodwill includes expected synergies and other benefits the Company believes will result from the acquisition. Goodwill was assigned to the Europe segment and is partially deductible for tax purposes. IPR&D has been capitalized at fair value as an intangible asset with an indefinite life and will be assessed for impairment in subsequent periods. The fair value of the IPR&D was determined using the income approach. This approach determines fair value based on cash flow projections which are discounted to present value using a risk-adjusted rate of return. Upon completion of development, the underlying research and development intangible asset will be amortized over its estimated useful life. Developed technology assets are being amortized over a weighted-average useful life of 8 years.

        Prior to the acquisition date, the Company owned approximately 9% of the fully-diluted outstanding shares of Embrella. As a result of the acquisition, the Company remeasured its previously held ownership in Embrella, which had a carrying value of $1.3 million at the date of acquisition, at fair value and, accordingly, recognized a gain of $3.1 million. The gain was recorded in "Other Expense (Income), net" during the quarter ended March 31, 2011, and the cash received was recorded in "Proceeds from (Investments in) Unconsolidated Affiliates, net" on the consolidated condensed statements of cash flows. The fair value of the Company's previous ownership interest in Embrella was determined using a market approach considering the amounts paid to acquire the remaining outstanding shares of Embrella.

        The results of operations for Embrella have been included in the accompanying consolidated condensed financial statements from the date of acquisition. Pro forma results have not been presented as the results of Embrella are not material in relation to the consolidated financial statements of the Company.

5.     OTHER INTANGIBLE ASSETS

        Other intangible assets consisted of the following (in millions):

	September 30, 2011			December 31, 2010
	Cost	Accumulated Amortization	Net Carrying Value	Cost	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets
Patents	$205.5	$(156.0)	$49.5	$203.0	$(147.8)	$55.2
Unpatented technology	40.0	(31.1)	8.9	35.0	(29.6)	5.4
Other	12.2	(6.7)	5.5	12.4	(5.9)	6.5

	257.7	(193.8)	63.9	250.4	(183.3)	67.1

Unamortizable intangible assets
IPR&D	6.3	—	6.3	—	—	—

	$264.0	$(193.8)	$70.2	$250.4	$(183.3)	$67.1

        In March 2011, the Company completed its acquisition of Embrella (see Note 4). This transaction resulted in a net increase to unpatented technology of $5.8 million and IPR&D of $6.3 million.

        The net carrying value of patents includes $16.2 million of capitalized legal costs related to the defense and enforcement of issued patents and trademarks for which success is deemed probable as of September 30, 2011.

        Amortization expense related to other intangible assets was $2.4 million and $4.2 million for the three months ended September 30, 2011 and 2010, respectively, and $10.8 million and $12.4 million for the nine months ended September 30, 2011 and 2010, respectively. Estimated amortization expense for each of the years ending December 31 is as follows (in millions):

2011	$13.0
2012	12.1
2013	12.0
2014	10.8
2015	9.6

        The Company expenses costs incurred to renew or extend the term of acquired intangible assets. In September 2011, the Company extended the estimated benefit period of one of its patents through February 2017.

6.     INVESTMENTS IN UNCONSOLIDATED AFFILIATES

        The Company has a number of equity investments in privately and publicly held companies. Investments in these unconsolidated affiliates are as follows:

	September 30, 2011	December 31, 2010
	(in millions)
Available-for-sale investments
Cost	$2.0	$4.1
Unrealized gains	0.9	3.6

Fair value of available-for-sale investments	2.9	7.7

Equity method investments
Cost	12.4	11.5
Equity in losses	(0.5)	(1.5)

Carrying value of equity method investments	11.9	10.0

Cost method investments
Carrying value of cost method investments	6.6	7.3

Total investments in unconsolidated affiliates	$21.4	$25.0

        Proceeds from sales of available-for-sale investments were $3.6 million for the three and nine months ended September 30, 2011, and $0.3 million for the three and nine months ended September 30, 2010. The Company realized pre-tax gains from these sales of $1.4 million for the three and nine months ended September 30, 2011, and $0.2 million for the three and nine months ended September 30, 2010. In March 2011, the Company acquired all of the outstanding shares of Embrella, which was accounted for as a cost method investment prior to the acquisition. As a result, the Company has consolidated Embrella as of the acquisition date. See Note 4 for additional information.

7.     DEBT

        In July 2011, Edwards Lifesciences entered into a Four-Year Credit Agreement ("the Credit Facility") which matures on July 29, 2015. The proceeds of the Credit Facility were used to refinance the Company's previous Five-Year Unsecured Revolving Credit Agreement. The Credit Facility provides up to an aggregate of $500.0 million in borrowings in multiple currencies. Borrowings generally bear interest at the London interbank offering rate ("LIBOR") plus 0.875%, subject to adjustment for leverage ratio changes as defined in the Credit Facility. The Company also pays a facility fee of 0.125% on the entire $500.0 million facility whether or not drawn. The facility fee is also subject to adjustment for leverage ratio changes. All amounts outstanding under the Credit Facility have been classified as long-term obligations as these borrowings are expected to be refinanced pursuant to the Credit Facility. Issuance costs of $1.8 million are being amortized to interest expense over 4 years. As of September 30, 2011, borrowings of $175.0 million were outstanding under the Credit Facility. The Credit Facility is unsecured and contains various financial and other covenants, including a maximum leverage ratio and a minimum interest coverage ratio, as defined in the Credit Facility. The Company was in compliance with all covenants at September 30, 2011.

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

  Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following table summarizes the Company's financial instruments which are measured at fair value on a recurring basis (in millions):

September 30, 2011	Level 1	Level 2	Level 3	Total
Assets
Investments held for executive deferred compensation plan	$10.8	$—	$—	$10.8
Investments in unconsolidated affiliates	2.9	—	—	2.9
Derivatives	—	1.6	—	1.6

	$13.7	$1.6	$—	$15.3

Liabilities
Executive deferred compensation plan	$8.6	$—	$—	$8.6

December 31, 2010
Assets
Investments held for executive deferred compensation plan	$18.3	$—	$—	$18.3
Investments in unconsolidated affiliates	7.7	—	—	7.7

	$26.0	$—	$—	$26.0

Liabilities
Derivatives	$—	$14.7	$—	$14.7
Executive deferred compensation plan	13.1	—	—	13.1

	$13.1	$14.7	$—	$27.8

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

  Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

        The Company has assets that are subject to measurement at fair value on a non-recurring basis, including assets acquired in a business combination, such as goodwill and intangible assets, and other long-lived assets. The Company reviews the carrying value of intangible and other long-lived assets whenever events and circumstances indicate that the carrying amounts of the assets may not be recoverable. If it is determined that the assets are impaired, the carrying value would be reduced to estimated fair market value. During the nine months ended September 30, 2011, the Company had no impairments related to assets subject to measurement at fair value on a non-recurring basis. In March 2011, the Company acquired Embrella. This transaction resulted in an increase to "Goodwill" and "Other Intangible Assets, net" of $34.6 million and $12.1 million, respectively. See Note 4 for additional information. During the nine months ended September 30, 2010, the Company recorded a $7.6 million impairment of intangible assets related to the Company's MONARC transcatheter mitral valve program, which was discontinued due to slow enrollment in the EVOLUTION II trial (see Note 2).

9.     DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

        The Company uses derivative financial instruments to manage its currency exchange rate risk as summarized below. Notional amounts are stated in United States dollar equivalents at spot exchange rates at the respective dates.

	September 30, 2011		December 31, 2010
	Notional Amount	Fair Value Asset (Liability)	Notional Amount	Fair Value Asset (Liability)
	(in millions)
Foreign currency forward exchange contracts	$781.5	$1.6	$486.0	$(12.5)
Foreign currency option contracts	—	—	53.2	(2.2)

        The Company uses foreign currency forward exchange contracts and foreign currency option contracts to offset the changes due to currency rate movements in the amount of future cash flows associated with intercompany transactions expected to occur within the next thirteen months. These foreign currency forward exchange contracts and foreign currency option contracts are designated as cash flow hedges. Certain of the Company's locations have assets and liabilities denominated in currencies other than their functional currencies resulting from intercompany and third-party transactions. The Company uses foreign currency forward exchange contracts that are not designated as hedging instruments to offset the transaction gains and losses associated with certain of these assets and liabilities. All foreign currency forward exchange contracts and foreign currency option contracts are denominated in currencies of major industrial countries, principally the Euro and the Japanese yen. It is the Company's policy not to enter into derivative financial instruments for speculative purposes.

        All derivative financial instruments are recognized at fair value in the consolidated condensed balance sheets. The Company reports in "Other Comprehensive Income" ("OCI") the effective portion of the gain or loss on derivative financial instruments that are designated and that qualify as cash flow hedges. The Company reclassifies these gains and losses into earnings in the same period in which the underlying hedged transactions affect earnings. Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current period earnings. The gains and losses on derivative financial instruments for which the Company does not elect hedge accounting treatment are recognized in the consolidated condensed statements of operations in each period, based upon the change in the fair value of the derivative financial instrument. Cash flows from derivative financial instruments are reported as operating activities in the consolidated condensed statements of cash flows.

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

        The following table presents the location and fair value amounts of derivative instruments reported in the consolidated condensed balance sheets (in millions):

		Fair Value
Derivatives designated as hedging instruments	Balance Sheet Location	September 30, 2011	December 31, 2010
Assets
Foreign currency contracts	Prepaid expenses	$1.6	$—
Liabilities
Foreign currency contracts	Accrued liabilities	$—	$14.7

        The following tables present the effect of derivative instruments on the consolidated condensed statements of operations (in millions):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended September 30,			Three Months Ended September 30,
			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income
Derivatives in cash flow hedging relationships	2011	2010		2011	2010
Foreign currency contracts	$17.3	$(24.9)	Cost of goods sold	$(11.6)	$4.0

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	Nine Months Ended September 30,			Nine Months Ended September 30,
			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income
Derivatives in cash flow hedging relationships	2011	2010		2011	2010
Foreign currency contracts	$(9.5)	$(7.1)	Cost of goods sold	$(21.5)	$(1.0)

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended September 30,
	Location of Gain or (Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments		2011	2010
Foreign currency contracts	Other expense (income), net	$(1.9)	$(3.0)

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Nine Months Ended September 30,
	Location of Gain or (Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments		2011	2010
Foreign currency contracts	Other expense (income), net	$(6.2)	$(4.4)

        The Company expects that during the next twelve months it will reclassify to earnings a $7.5 million loss currently recorded in "Accumulated Other Comprehensive Loss." For the nine months ended September 30, 2011 and 2010, the Company did not record any gains or losses due to hedge ineffectiveness.

10.   DEFINED BENEFIT PLANS

        The components of net periodic benefit costs for the three and nine months ended September 30, 2011 and 2010 were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Service cost	$1.5	$1.2	$4.6	$3.5
Employee contributions	—	—	—	—
Interest cost	0.5	0.5	1.5	1.4
Expected return on plan assets	(0.3)	(0.3)	(1.0)	(0.9)
Amortization of actuarial loss, prior service credit and other	0.1	—	0.3	0.1

Net periodic pension benefit cost	$1.8	$1.4	$5.4	$4.1

11.   STOCK-BASED COMPENSATION

        Stock-based compensation expense related to awards issued under the Company's incentive compensation plans for the three and nine months ended September 30, 2011 and 2010 was as follows (in millions):

	Three Months Ended September 30		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of goods sold	$1.3	$0.9	$3.0	$2.1
Selling, general and administrative expenses	7.5	6.4	18.7	16.8
Research and development expenses	1.7	1.3	4.3	3.5

Total stock-based compensation expense	$10.5	$8.6	$26.0	$22.4

        At September 30, 2011, the total remaining compensation cost related to nonvested stock options, restricted stock units and employee stock purchase subscription awards amounted to $61.7 million, which will be amortized on a straight-line basis over the weighted-average remaining requisite service period of 31 months.

        During the nine months ended September 30, 2011, the Company granted 1.1 million stock options at a weighted-average exercise price of $88.80 and 0.2 million shares of restricted stock units at a weighted-average grant-date fair value of $87.83.

  Fair Value Disclosures

        The Black-Scholes option pricing model was used with the following weighted-average assumptions for options granted during the following periods:

  Option Awards

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Risk-free interest rate	1.4%	1.7%	1.7%	2.0%
Expected dividend yield	None	None	None	None
Expected volatility	27.2%	25.7%	27.3%	25.9%
Expected term (years)	4.7	4.8	4.5	4.6
Fair value, per share	$21.72	$14.25	$22.81	$12.98

        The Black-Scholes option pricing model was used with the following weighted-average assumptions for employee stock purchase plan ("ESPP") subscriptions granted during the following periods:

  ESPP

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Risk-free interest rate	0.1%	0.3%	0.2%	0.3%
Expected dividend yield	None	None	None	None
Expected volatility	29.8%	24.0%	27.6%	27.5%
Expected term (years)	0.6	0.6	0.6	0.6
Fair value, per share	$21.06	$12.61	$20.02	$12.09

12.   COMMITMENTS AND CONTINGENCIES

        In February 2008, Edwards Lifesciences filed a lawsuit against CoreValve, Inc. ("CoreValve") in the United States District Court for the District of Delaware alleging that its ReValving System infringes three of the Company's U.S. Andersen patents, later narrowed to one patent ("the '552 patent"). CoreValve was acquired by Medtronic, Inc. ("Medtronic") in April 2009. In April 2010, a federal jury found that patent to be valid and found that CoreValve willfully infringes it. The jury also awarded Edwards $73.9 million in damages. In February 2011, the District Court reaffirmed the jury decision and ruled that Edwards is entitled to recover additional damages due to CoreValve's continued infringing sales from the trial through the life of the patent, plus interest. In the same ruling, the court denied Edwards' motions for a permanent injunction, as well as its motion for increased damages relating to CoreValve's willful infringement. Both Edwards and CoreValve have appealed. A second lawsuit is pending in the same court against CoreValve and Medtronic alleging infringement of three U.S. Andersen patents. In September 2010, the United States Patent and Trademark Office granted Medtronic's third request to reexamine the validity of the claim of the '552 patent and in July 2011 confirmed the validity of that patent.

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

In the California action, Edwards has counterclaimed against Medtronic, alleging that the Medtronic CoreValve heart valve infringes Edwards' U.S. Letac-Cribier transcatheter heart valve patent.

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

        In addition, Edwards Lifesciences is or may be a party to, or may otherwise be responsible for, pending or threatened lawsuits related primarily to products and services currently or formerly manufactured or performed, as applicable, by Edwards Lifesciences. Such cases and claims raise difficult and complex factual and legal issues and are subject to many uncertainties, including, but not limited to, the facts and circumstances of each particular case or claim, the jurisdiction in which each suit is brought, and differences in applicable law. Upon resolution of any such legal matter or other claim, Edwards Lifesciences may incur charges in excess of established reserves. The Company is not able to estimate the amount or range of any loss for legal contingencies for which there is no reserve or additional loss for matters already reserved. While any such charge could have a material adverse impact on Edwards Lifesciences' net income or cash flows in the period in which it is recorded or paid, management does not believe that any such charge relating to any currently pending lawsuit would have a material adverse effect on Edwards Lifesciences' financial position, results of operations or liquidity.

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

13.   COMPREHENSIVE INCOME

        Reconciliation of net income to comprehensive income is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$51.6	$48.0	$173.6	$153.2
Other comprehensive income:
Currency translation adjustments	(29.8)	42.7	13.3	(13.6)
Unrealized net loss on investments in unconsolidated affiliates, net of tax	(0.4)	(0.1)	(0.7)	(2.7)
Reclassification of net realized investment (gain) loss to earnings	(1.0)	3.7	(1.0)	3.7
Unrealized net gain (loss) on cash flow hedges, net of tax	17.5	(17.5)	7.3	(3.7)

Comprehensive income	$37.9	$76.8	$192.5	$136.9

        The tax effect on the unrealized net loss on investments in unconsolidated affiliates was $0.8 million and $1.0 million for the three and nine months ended September 30, 2011, respectively, and $0.1 million for both the three and nine months ended September 30, 2010. The tax effect on the unrealized net gain (loss) on cash flow hedges was $(11.4) million and $(4.7) million for the three and nine months ended September 30, 2011, respectively, and $11.4 million and $2.4 million for the three and nine months ended September 30, 2010, respectively.

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

        The table below presents the computation of basic and diluted earnings per share (in millions, except for per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Basic:
Net income	$51.6	$48.0	$173.6	$153.2

Weighted-average shares outstanding	114.6	113.6	114.8	113.4

Basic earnings per share	$0.45	$0.42	$1.51	$1.35

Diluted:
Net income	$51.6	$48.0	$173.6	$153.2

Weighted-average shares outstanding	114.6	113.6	114.8	113.4
Dilutive effect of stock plans	4.4	5.3	5.0	5.5

Dilutive weighted-average shares outstanding	119.0	118.9	119.8	118.9

Diluted earnings per share	$0.43	$0.40	$1.45	$1.29

        Stock options and restricted stock units to purchase 1.3 million and 1.7 million shares for the three months ended September 30, 2011 and 2010, respectively, and 0.9 million and 1.2 million for the nine months ended September 30, 2011 and 2010, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

15.   INCOME TAXES

        The Company's effective income tax rates were 10.4% and 19.3% for the three and nine months ended September 30, 2011, respectively, and 27.5% and 22.7% for the three and nine months ended September 30, 2010, respectively. The effective income tax rates for the three and nine months ended September 30, 2011 included a $6.9 million and $9.4 million tax benefit, respectively, related to rulings made by the tax authorities in Switzerland. The effective income tax rates for the three and nine months ended September 30, 2010 were calculated without the benefit of the federal research credit as it was not reinstated until December 2010. In addition, the income tax rate for the nine months ended September 30, 2010 included a $9.8 million tax benefit resulting from a partial settlement of a prior year tax audit.

        The Company strives to resolve open matters with each tax authority at the examination level and could reach agreement with a tax authority at any time. While the Company has accrued for matters it believes are more likely than not to require settlement, the final outcome with a tax authority may result in a tax liability that is more or less than that reflected in the consolidated condensed financial statements. Furthermore, the Company may later decide to challenge any assessments, if made, and may exercise its right to appeal. The uncertain tax positions are reviewed quarterly and adjusted as events occur that affect potential liabilities for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, negotiations between tax authorities, identification of new issues and issuance of new legislation, regulations or case law.

        As of September 30, 2011 and December 31, 2010, the liability for income taxes associated with uncertain tax positions was $72.2 million and $55.1 million, respectively. These liabilities could be reduced by $8.0 million and $4.7 million, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments. The net amounts of $64.2 million and $50.4 million, respectively, if not required, would favorably affect the Company's effective tax rate.

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

        The table below presents information about Edwards Lifesciences' reportable segments (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Segment Net Sales
United States	$150.5	$140.1	$450.9	$423.1
Europe	128.9	109.2	409.0	333.2
Japan	53.3	53.8	167.9	160.0
Rest of world	50.1	41.9	147.9	121.9

Total segment net sales	$382.8	$345.0	$1,175.7	$1,038.2

Segment Pre-Tax Income
United States	$76.3	$75.6	$237.2	$232.8
Europe	52.4	40.7	177.2	125.6
Japan	23.6	25.3	78.9	73.9
Rest of world	15.4	13.1	44.8	35.4

Total segment pre-tax income	$167.7	$154.7	$538.1	$467.7

        The table below presents reconciliations of segment net sales to consolidated net sales and segment pre-tax income to consolidated pre-tax income (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net Sales Reconciliation
Segment net sales	$382.8	$345.0	$1,175.7	$1,038.2
Foreign currency	29.9	3.9	72.7	16.4

Consolidated net sales	$412.7	$348.9	$1,248.4	$1,054.6

Pre-Tax Income Reconciliation
Segment pre-tax income	$167.7	$154.7	$538.1	$467.7
Unallocated amounts:
Corporate items	(109.8)	(92.7)	(330.2)	(269.0)
Special charges, net	—	(3.9)	(4.0)	(12.2)
Interest (expense) income, net	—	(0.4)	0.3	(1.1)
Foreign currency	(0.3)	8.5	10.8	12.7

Consolidated pre-tax income	$57.6	$66.2	$215.0	$198.1

Enterprise-Wide Information

        Enterprise-wide information is based on foreign exchange rates used in the Company's consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Net Sales by Geographic Area
United States	$150.5	$140.1	$450.9	$423.1
International	262.2	208.8	797.5	631.5

	$412.7	$348.9	$1,248.4	$1,054.6

Net Sales by Major Product and Service Area
Heart Valve Therapy	$246.1	$200.6	$754.1	$612.1
Critical Care	126.7	111.0	375.0	326.6
Cardiac Surgery Systems	26.9	23.7	80.3	75.0
Vascular	13.0	13.6	39.0	40.9

	$412.7	$348.9	$1,248.4	$1,054.6

	September 30, 2011	December 31, 2010
	(in millions)
Long-Lived Tangible Assets by Geographic Area
United States	$206.8	$180.5
International	104.2	102.3

	$311.0	$282.8

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

        In June 2011, the FASB issued an amendment to the accounting guidance on the presentation of comprehensive income. The guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity, and instead requires that all nonowner changes in stockholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted.

        In September 2011, the FASB issued an amendment to the accounting guidance on goodwill to permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial statements.

Results of Operations

  Net Sales Trends
  (dollars in millions)

	Three Months Ended September 30,				Nine Months Ended September 30,
				Percent Change				Percent Change
	2011	2010	Change		2011	2010	Change
United States	$150.5	$140.1	$10.4	7.5%	$450.9	$423.1	$27.8	6.6%
International	262.2	208.8	53.4	25.6%	797.5	631.5	166.0	26.3%

Total net sales	$412.7	$348.9	$63.8	18.3%	$1,248.4	$1,054.6	$193.8	18.4%

        In the United States, the $10.4 million and $27.8 million increases in net sales for the three and nine months ended September 30, 2011 were due primarily to:

  •
  Heart Valve Therapy products, which increased net sales by $5.9 million and $18.6 million, respectively, driven primarily by sales of the Edwards SAPIEN and SAPIEN XT transcatheter heart valves for clinical trials and the Carpentier-Edwards PERIMOUNT Magna Aortic Ease and Magna Mitral Ease (launched in the third quarter of 2010) valves; and

  •
  Critical Care products, which increased net sales by $4.1 million and $11.7 million, respectively, driven primarily by the FloTrac minimally invasive monitoring system and pressure monitoring products.

        International net sales increased $53.4 million and $166.0 million for the three and nine months ended September 30, 2011 due primarily to:

  •
  Heart Valve Therapy products, which increased net sales by $22.1 million and $86.9 million, respectively, driven primarily by commercial sales of the Edwards SAPIEN XT transcatheter heart valve and the Carpentier-Edwards PERIMOUNT Magna Aortic Ease valve;

  •
  Critical Care products, which increased net sales by $4.0 million and $17.9 million, respectively, driven primarily by pressure monitoring products and the FloTrac minimally invasive monitoring system; and

  •
  foreign currency exchange rate fluctuations, which increased net sales by $24.3 million and $52.1 million, respectively, due to the strengthening of various currencies against the United States dollar, primarily the Euro and the Japanese yen.

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

  Net Sales by Product Line
  (dollars in millions)

	Three Months Ended September 30,				Nine Months Ended September 30,
				Percent Change				Percent Change
	2011	2010	Change		2011	2010	Change
Heart Valve Therapy	$246.1	$200.6	$45.5	22.7%	$754.1	$612.1	$142.0	23.2%
Critical Care	126.7	111.0	15.7	14.2%	375.0	326.6	48.4	14.8%
Cardiac Surgery Systems	26.9	23.7	3.2	13.2%	80.3	75.0	5.3	7.1%
Vascular	13.0	13.6	(0.6)	(4.4)%	39.0	40.9	(1.9)	(4.8)%

Total net sales	$412.7	$348.9	$63.8	18.3%	$1,248.4	$1,054.6	$193.8	18.4%

  Heart Valve Therapy

        Net sales of Heart Valve Therapy products for the three and nine months ended September 30, 2011 increased by $45.5 million and $142.0 million, respectively, due primarily to:

  •
  transcatheter heart valves, which increased net sales by $25.6 million and $84.4 million, respectively, primarily as a result of the Edwards SAPIEN XT transcatheter heart valve;

  •
  surgical tissue valves, which increased net sales by $0.7 million and $17.0 million, respectively, driven by the Carpentier-Edwards PERIMOUNT Magna Aortic Ease and Magna Mitral Ease valves; and

  •
  foreign currency exchange rate fluctuations, which increased net sales by $15.3 million and $30.9 million, respectively, due primarily to the strengthening of the Euro and the Japanese yen against the United States dollar.

        The Company expects that its transcatheter heart valves will continue to be a strong contributor to 2011 sales. In November 2011, the Company received approval from the United States Food and Drug Administration ("FDA") for the transfemoral delivery of the Edwards SAPIEN transcatheter heart valve for treatment of inoperable patients with severe symptomatic aortic stenosis. During the second quarter of 2011, the Company received regulatory approval and initiated its launch of the Carpentier-Edwards

Physio Tricuspid annuloplasty ring in the United States and Europe. In Japan, the Company obtained approval of its Carpentier-Edwards PERIMOUNT Magna Aortic Ease valve in July 2011, and introduced this product in the third quarter of 2011. In Europe, the Company expects to receive CE Mark in the fourth quarter of 2011 of EDWARDS INTUITY, its minimally invasive aortic valve surgery system. In the United States, the Company remains hopeful for Investigational Device Exemption ("IDE") approval for the clinical trial of EDWARDS INTUITY in the fourth quarter of 2011.

  Critical Care

        Net sales of Critical Care products for the three and nine months ended September 30, 2011 increased by $15.7 million and $48.4 million, respectively, due primarily to:

  •
  pressure monitoring products, which increased net sales by $3.8 million and $12.6 million, respectively;

  •
  advanced monitoring products, led by FloTrac systems, which increased net sales by $3.3 million and $10.2 million, respectively, and PreSep, the Company's continuous central venous oximetry catheter for early detection of sepsis, which increased net sales by $0.5 million and $2.0 million, respectively; and

  •
  foreign currency exchange rate fluctuations, which increased net sales by $6.9 million and $16.5 million, respectively, due primarily to the strengthening of the Euro and the Japanese yen against the United States dollar.

        During the fourth quarter of 2010, the Company launched, outside of the United States, the VolumeView System, which broadens the Company's product offering in the medical intensive care unit. At the same time, the Company launched the EV1000 Clinical Platform, a new hardware platform with a simpler, more intuitive informational display. The Company obtained regulatory clearance for the sale of these products in the United States in the second quarter of 2011.

        The Company has a collaboration agreement with DexCom, Inc. to develop products for continuously monitoring blood glucose levels in patients hospitalized for a variety of conditions. The Company's recent design enhancements to its second generation product now require a more extensive regulatory review in Europe. The Company anticipates obtaining CE Mark on the second generation product in the second half of 2012.

  Cardiac Surgery Systems

        Net sales of Cardiac Surgery Systems products for the three and nine months ended September 30, 2011 increased by $3.2 million and $5.3 million, respectively, due primarily to foreign currency exchange rate fluctuations, which increased net sales by $1.2 million and $2.7 million, and specialty cannula products, which increased net sales by $0.9 million and $2.7 million, respectively. Also, in the three month period, minimally invasive surgery products increased net sales by $1.2 million.

  Vascular

        Net sales of Vascular products for the three and nine months ended September 30, 2011 decreased by $0.6 million and $1.9 million, respectively, due primarily to the Company's discontinued distribution of artificial implantable grafts during the first quarter of 2011.

  Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
Gross profit as a percentage of net sales	69.6%	72.5%	(2.9) pts.	70.3%	72.0%	(1.7) pts.

        The 2.9 and 1.7 percentage point decreases in gross profit as a percentage of net sales for the three and nine months ended September 30, 2011, respectively, were driven primarily by:

  •
  a 3.5 percentage point and 2.0 percentage point decrease due to the impact of foreign currency exchange rate fluctuations, including the outcome of foreign currency hedging contracts; and

  •
  investments in the expansion of the Company's international manufacturing capacity in preparation for its transcatheter heart valve launch in the United States;

  partially offset by:

  •
  a 0.2 percentage point and a 0.5 percentage point increase in international markets due to a more profitable international product mix, primarily higher sales of transcatheter heart valves; and

  •
  a 0.3 percentage point and a 0.2 percentage point increase in the United States due to a more profitable product mix, primarily higher sales of Heart Valve Therapy products.

  Selling, General and Administrative (SG&A) Expenses
  (dollars in millions)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
SG&A expenses	$165.5	$133.0	$32.5	$479.0	$407.6	$71.4
SG&A expenses as a percentage of net sales	40.1%	38.1%	2.0 pts.	38.4%	38.6%	(0.2) pts.

        The increase in SG&A expenses for the three and nine months ended September 30, 2011 was due primarily to higher sales and marketing expenses in the United States and Europe, mainly to support the transcatheter heart valve program, including preparation for the launch in the United States. Foreign currency rate fluctuations increased SG&A expenses by $9.9 million and $19.8 million, respectively, due to the strengthening of various currencies against the United States dollar, primarily the Euro and the Japanese yen.

  Research and Development Expenses
  (dollars in millions)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
Research and development expenses	$61.7	$52.7	$9.0	$185.6	$148.5	$37.1
Research and development expenses as a percentage of net sales	15.0%	15.1%	(0.1) pts.	14.9%	14.1%	0.8 pts.

        The increase in research and development expenses for the three and nine months ended September 30, 2011 was due primarily to additional investments in clinical studies and development efforts in the transcatheter heart valve program.

        The following are the developments related to the Company's transcatheter heart valve program:

  •
  the Company received conditional IDE approval from the FDA in March 2007 to initiate The PARTNER Trial, a pivotal clinical trial of the Company's Edwards SAPIEN transcatheter heart valve technology. The PARTNER Trial, which has two study arms, evaluated the Edwards SAPIEN transcatheter heart valve in patients who are considered at high risk for conventional open-heart valve surgery. In the first study arm ("Cohort A"), patients were randomized on a 1:1 basis to either high risk surgery or the Edwards SAPIEN transcatheter heart valve. In the second study arm ("Cohort B"), patients who were deemed non-operable were randomized 1:1 to medical management or the Edwards SAPIEN transcatheter heart valve. In addition, the Company received FDA approval for non-randomized continued access for all of its existing PARTNER sites. During 2010, positive one-year data from Cohort B was published and the Company completed the submission of its pre-market approval application ("PMA") to the FDA. In November 2011, the Company received approval from the FDA for the transfemoral delivery of the Edwards SAPIEN transcatheter heart valve for treatment of inoperable patients with severe symptomatic aortic stenosis. During the second quarter of 2011, the Company announced that one-year Cohort A trial data met all its primary endpoints and submitted its PMA for Cohort A to the FDA;

  •
  in the United States, the Company submitted an IDE for the Edwards SAPIEN XT transcatheter heart valve in October 2009. The PARTNER II trial will evaluate the Edwards SAPIEN XT with both the NovaFlex and Ascendra2 delivery systems. In February 2011, the Company received conditional IDE approval from the FDA for the first pivotal cohort of the PARTNER II trial ("PARTNER II Cohort B"). PARTNER II Cohort B is a study of up to 600 inoperable patients with severe, symptomatic aortic stenosis using a 1:1 randomization of the Edwards SAPIEN XT with the NovaFlex transfemoral delivery system versus the Edwards SAPIEN with the RetroFlex 3 delivery system. The Company expects to be close to completing enrollment in this cohort of inoperable patients by the end of 2011. In November 2011, the Company received conditional IDE approval from the FDA for the second planned cohort ("PARTNER II Cohort A"), PARTNER II Cohort A is a non-inferiority study of up to 2,000 patients with severe, symptomatic aortic valve stenosis who have an elevated risk of traditional open-heart surgery. Patients will be evenly randomized to receive the Edwards SAPIEN XT valve or surgery. Those undergoing transcatheter valve replacement will be treated either transfemorally or transapically; and

  •
  in Japan, the Company began enrolling patients in a clinical trial with its SAPIEN XT valve, called PREVAIL JAPAN, during 2010. The PREVAIL JAPAN clinical trial will evaluate SAPIEN XT with both the transfemoral and transapical delivery systems. The Company believes that successful trial completion could result in an approval as early as 2013.

  Special Charges, net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Greece receivables reserve	$—	$—	$4.0	$—
Investment impairment	—	3.9	—	3.9
MONARC program discontinuation	—	—	—	8.3

Special charges, net	$—	$3.9	$4.0	$12.2

  Greece Receivables Reserve

        In June 2011, the Company recorded a $4.0 million charge to reflect the increased collection risk associated with its receivables in Greece.

  Realignment Expenses, net

        In December 2010, the Company recorded a $7.2 million charge related primarily to severance expenses associated with a global workforce realignment impacting 84 employees. As of September 30, 2011, the Company's remaining severance obligations of $1.5 million are expected to be substantially paid by March 2012.

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

  Interest Expense (Income), net
  (in millions)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
Interest expense	$1.0	$0.7	$0.3	$2.2	$1.9	$0.3
Interest income	(1.0)	(0.3)	(0.7)	(2.5)	(0.8)	(1.7)

Interest expense (income), net	$—	$0.4	$(0.4)	$(0.3)	$1.1	$(1.4)

        The increase in interest expense for the three and nine months ended September 30, 2011 resulted primarily from a higher average debt balance compared to the prior year period. The increase in interest income for the three and nine months ended September 30, 2011 resulted primarily from higher average interest rates and higher cash and short-term investment balances.

  Other Expense (Income), net
  (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Foreign exchange losses (gains), net	$3.1	$(1.7)	$1.7	$(1.7)
(Gain) loss on investments in unconsolidated affiliates	(0.9)	0.2	(5.5)	(1.1)
Earn-out payments	—	(1.5)	(1.0)	(4.5)
Other	0.1	(0.1)	(0.3)	(0.4)

Other expense (income), net	$2.3	$(3.1)	$(5.1)	$(7.7)

        The foreign exchange losses (gains) relate to the foreign currency fluctuations in the Company's global trade and intercompany receivable and payable balances. Foreign exchange fluctuations (primarily the Euro) resulted in a net loss in 2011.

        The gain (loss) on investments in unconsolidated affiliates primarily represents the Company's net share of gains and losses in investments accounted for under the equity method, and realized gains and losses on the Company's available-for-sale and cost method investments.

        In September 2009, the Company sold its hemofiltration product line. In connection with the transaction, the Company was entitled to earn-out payments up to $9.0 million based on certain revenue objectives to be achieved by the buyer over the two years following the sale. As of March 31, 2011, all $9.0 million of earn-out payments had been earned.

  Provision for Income Taxes

        The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the United States, which have statutory tax rates lower than the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates. The Company's effective income tax rates were 10.4% and 19.3% for the three and nine months ended September 30, 2011, respectively, and 27.5% and 22.7% for the three and nine months ended September 30, 2010, respectively. The effective income tax rates for the three and nine months ended September 30, 2011 included a $6.9 million and $9.4 million tax benefit, respectively, related to rulings made by the tax authorities in Switzerland. The effective income tax rates for the three and nine months ended September 30, 2010 were calculated without the benefit of the federal research credit as it was not reinstated until December 2010. In addition, the income tax rate for the nine months ended September 30, 2010 included a $9.8 million tax benefit resulting from a partial settlement of a prior year tax audit.

        The Company strives to resolve open matters with each tax authority at the examination level and could reach agreement with a tax authority at any time. While the Company has accrued for matters it believes are more likely than not to require settlement, the final outcome with a tax authority may result in a tax liability that is more or less than that reflected in the consolidated condensed financial statements. Furthermore, the Company may later decide to challenge any assessments, if made, and may exercise its right to appeal. The uncertain tax positions are reviewed quarterly and adjusted as events occur that affect potential liabilities for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, negotiations between tax authorities, identification of new issues and issuance of new legislation, regulations or case law. Management believes that adequate amounts of tax and related penalty and interest have been provided in income tax expense for any adjustments that may result from these uncertain tax positions.

        As of September 30, 2011 and December 31, 2010, the liability for income taxes associated with uncertain tax positions was $72.2 million and $55.1 million, respectively. These liabilities could be reduced by $8.0 million and $4.7 million, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments. The net amounts of $64.2 million and $50.4 million, respectively, if not required, would favorably affect the Company's effective tax rate.

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

        As of September 30, 2011, cash and cash equivalents held outside the United States were approximately $391.9 million, and have historically been used to fund international operations. The Company believes that cash and cash equivalents held in the United States, in addition to amounts available under credit facilities and cash from operations, are sufficient to fund its United States operating requirements. The majority of cash and cash equivalents held outside the United States relate to undistributed earnings of certain of the Company's foreign subsidiaries which is considered to be indefinitely reinvested by the Company. Repatriations of cash and cash equivalents held outside the United States are subject to restrictions in certain jurisdictions and may be subject to withholding and other taxes. The potential tax liability related to any repatriation would be dependent on the facts and circumstances that would exist at the time such repatriation is made and the complexities of the tax laws of the United States and the respective foreign jurisdictions.

        In July 2011, Edwards Lifesciences entered into a Four-Year Credit Agreement ("the Credit Facility") which matures on July 29, 2015. The proceeds of the Credit Facility were used to refinance the Company's previous Five-Year Unsecured Revolving Credit Agreement ("the Credit Agreement"). The Credit Facility provides up to an aggregate of $500.0 million in borrowings in multiple currencies. Borrowings generally bear interest at the London interbank offering rate ("LIBOR") plus 0.875%, subject to adjustment for leverage ratio changes as defined in the Credit Facility. The Company also pays a facility fee of 0.125% on the entire $500.0 million facility whether or not drawn. The facility fee is also subject to adjustment for leverage ratio changes. All amounts outstanding under the Credit Facility have been classified as long-term obligations as these borrowings are expected to be refinanced pursuant to the Credit Facility. As of September 30, 2011, borrowings of $175.0 million were outstanding under the Credit Facility. The Credit Facility is unsecured and contains various financial and other covenants, including a maximum leverage ratio and a minimum interest coverage ratio, as defined in the Credit Facility. The Company was in compliance with all covenants at September 30, 2011.

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

        In February 2010, the Board of Directors approved a stock repurchase program authorizing the Company to purchase on the open market and in privately negotiated transactions up to $500.0 million of the Company's common stock. During the nine months ended September 30, 2011, the Company repurchased 3.3 million shares at an aggregate cost of $260.1 million and had remaining authority under the February 2010 program to purchase $137.9 million of the Company's common stock. In September 2011, the Board of Directors approved a new stock repurchase program authorizing the Company to purchase on the open market and in privately negotiated transactions up to an additional $500.0 million of the Company's common stock, for a total availability of $637.9 million as of September 30, 2011. The Company has not yet repurchased any shares under the new stock repurchase plan. In addition to shares repurchased under the stock repurchase program, the Company also acquired shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

        At September 30, 2011, there had been no material changes in the Company's significant contractual obligations and commercial commitments as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2010.

        Net cash flows provided by operating activities of $171.4 million for the nine months ended September 30, 2011 increased $14.0 million over the same period a year ago due primarily to improved operating performance, partially offset by higher working capital needs.

        Net cash used in investing activities of $81.4 million for the nine months ended September 30, 2011 consisted primarily of a $42.6 million payment associated with the acquisition of Embrella, and capital expenditures of $50.6 million.

        Net cash used in investing activities of $38.4 million for the nine months ended September 30, 2010 consisted primarily of capital expenditures of $40.1 million.

        Net cash used in financing activities of $38.2 million for the nine months ended September 30, 2011 consisted primarily of purchases of treasury stock of $263.3 million, partially offset by net proceeds from debt of $128.8 million, proceeds from stock plans of $48.6 million, and the excess tax benefit from stock plans of $47.0 million.

        Net cash used in financing activities of $77.3 million for the nine months ended September 30, 2010 consisted primarily of purchases of treasury stock of $200.0 million, partially offset by net proceeds from debt of $9.2 million, proceeds from stock plans of $73.8 million, and the excess tax benefit from stock plans of $42.0 million.

Critical Accounting Policies

        The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to the Company's critical accounting policies which the Company believes could have the most significant effect on the Company's reported results and require subjective or complex judgments by management is contained on pages 37-41 in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's Annual Report on Form 10-K for the year ended December 31, 2010. Management believes that at September 30, 2011, there had been no material changes to this information.

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

        In June 2011, the Company recorded a $4.0 million charge to reflect the increased collection risk associated with its receivables in Greece. A significant further decline in sovereign credit ratings or a default in Greece, or in other European countries, may decrease the likelihood that the Company will collect these accounts receivable, which could result in a negative impact to the Company's operating results.

  Investment Risk

        Edwards Lifesciences is exposed to investment risks related to changes in the fair values of its investments. The Company invests in equity instruments of public and private companies. These investments are classified in "Investments in Unconsolidated Affiliates" on the consolidated condensed balance sheets.

        As of September 30, 2011, Edwards Lifesciences had $21.4 million of investments in equity instruments of other companies and had recorded unrealized gains of $0.5 million on these investments in "Accumulated Other Comprehensive Loss," net of tax. Should these companies experience a decline in financial condition or fail to meet certain development milestones, the decline in the investments' value may be considered other-than-temporary and impairment charges may be necessary.

Item 4.    Controls and Procedures

        The Company's management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2011. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that such controls and procedures are designed at a reasonable assurance level and are effective in providing reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no changes in the Company's internal controls over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information

Item 1.    Legal Proceedings

        In February 2008, Edwards Lifesciences filed a lawsuit against CoreValve, Inc. ("CoreValve") in the United States District Court for the District of Delaware alleging that its ReValving System infringes three of the Company's U.S. Andersen patents, later narrowed to one patent ("the '552 patent"). CoreValve was acquired by Medtronic, Inc. ("Medtronic") in April 2009. In April 2010, a federal jury found that patent to be valid and found that CoreValve willfully infringes it. The jury also awarded Edwards $73.9 million in damages. In February 2011, the District Court reaffirmed the jury decision and ruled that Edwards is entitled to recover additional damages due to CoreValve's continued infringing sales from the trial through the life of the patent, plus interest. In the same ruling, the court denied Edwards' motions for a permanent injunction, as well as its motion for increased damages relating to CoreValve's willful infringement. Both Edwards and CoreValve have appealed. A second lawsuit is pending in the same court against CoreValve and Medtronic alleging infringement of three U.S. Andersen patents. In September 2010, the United States Patent and Trademark Office granted Medtronic's third request to reexamine the validity of the claim of the '552 patent and in July 2011 confirmed the validity of that patent.

        In June 2011, Medtronic filed a lawsuit in the United States District Court for the District of Minnesota alleging that certain surgical valve holders and a surgical embolic filter device infringe its patents. Medtronic also filed another lawsuit in the United States District Court for the Central District of California alleging that the Edwards SAPIEN transcatheter heart valve infringes a Medtronic patent. In the California action, Edwards has counterclaimed against Medtronic, alleging that the Medtronic CoreValve heart valve infringes Edwards' U.S. Letac-Cribier transcatheter heart valve patent.

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

        In addition, Edwards Lifesciences is or may be a party to, or may otherwise be responsible for, pending or threatened lawsuits related primarily to products and services currently or formerly manufactured or performed, as applicable, by Edwards Lifesciences. Such cases and claims raise difficult and complex factual and legal issues and are subject to many uncertainties, including, but not limited to, the facts and circumstances of each particular case or claim, the jurisdiction in which each suit is brought, and differences in applicable law. Upon resolution of any such legal matter or other claim, Edwards Lifesciences may incur charges in excess of established reserves. The Company is not able to estimate the amount or range of any loss for legal contingencies for which there is no reserve or additional loss for matters already reserved. While any such charge could have a material adverse impact on Edwards Lifesciences' net income or cash flows in the period in which it is recorded or paid, management does not believe that any such charge relating to any currently pending lawsuit would have a material adverse effect on Edwards Lifesciences' financial position, results of operations or liquidity.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased(a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(b)
July 1, 2011 through July 31, 2011	219,619	$86.67	215,000	$223.1
August 1, 2011 through August 31, 2011	1,014,900	68.85	1,014,400	153.2
September 1, 2011 through September 30, 2011	206,237	74.48	206,200	637.9

Total	1,440,756	72.38	1,435,600

(a)
The difference between the total number of shares (or units) purchased and the total number of shares (or units) purchased as part of publicly announced plans or programs is due to shares withheld by the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees.

(b)
On February 11, 2010, the Board of Directors approved a stock repurchase program authorizing the Company to purchase on the open market and in privately negotiated transactions up to $500.0 million of the Company's common stock. On September 13, 2011, the Board of Directors approved a stock repurchase program authorizing the Company to purchase on the open market and in privately negotiated transactions up to an additional $500.0 million of the Company's common stock.

Item 6.    Exhibits

        Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto and include the following:

10.1		Edwards Lifesciences Corporation Executive Deferred Compensation Plan (as amended and restated effective July 6, 2011)
31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	*	The following financial statements from Edwards Lifesciences' Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Cash Flows, and (iv) Notes to Consolidated Condensed Financial Statements

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

EDWARDS LIFESCIENCES CORPORATION (Registrant)
Date: November 8, 2011	By:	/s/ THOMAS M. ABATE Thomas M. Abate Corporate Vice President, Chief Financial Officer (Chief Accounting Officer)

EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

Exhibit No.		Description
10.1		Edwards Lifesciences Corporation Executive Deferred Compensation Plan (as amended and restated effective July 6, 2011)
31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	*	The following financial statements from Edwards Lifesciences' Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Cash Flows, and (iv) Notes to Consolidated Condensed Financial Statements

*
XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities and Exchange Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.