Form 10-K
period 2011-12-31
Edwards Lifesciences Corp
filed 2012-02-27
CIK 1099800

Use these links to rapidly review the document
EDWARDS LIFESCIENCES CORPORATION Form 10-K Annual Report—2011 Table of Contents
Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2011
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From to
Commission File Number 1-15525

EDWARDS LIFESCIENCES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-4316614
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Edwards Way, Irvine, California 92614 (Address of principal executive offices) (ZIP Code)
(949) 250-2500 Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
Common Stock, par value $1.00 per share	New York Stock Exchange
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

          The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2011 (the last trading day of the registrant's most recently completed second quarter): $9,923,942,894 based on a closing price of $87.18 of the registrant's common stock on the New York Stock Exchange. This calculation does not reflect a determination that persons are affiliates for any other purpose.

          The number of shares outstanding of the registrant's common stock, $1.00 par value, as of January 31, 2012, was 114,980,530.

Documents Incorporated by Reference

          Portions of the registrant's proxy statement for the 2012 Annual Meeting of Stockholders (to be filed within 120 days of December 31, 2011) are incorporated by reference into Part III, as indicated herein.

EDWARDS LIFESCIENCES CORPORATION
Form 10-K Annual Report—2011

PART I

Item 1.    Business

        This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company (as defined below in "Corporate Background") intends the forward-looking statements contained in this report to be covered by the safe harbor provisions of such Acts. All statements other than statements of historical fact in this report or referred to or incorporated by reference into this report are "forward-looking statements" for purposes of these sections. These statements include, among other things, any predictions of earnings, revenues, expenses or other financial items, plans or expectations with respect to development activities, clinical trials or regulatory approvals, any statements of plans, strategies and objectives of management for future operations, any statements concerning the Company's future operations, financial conditions and prospects, and any statements of assumptions underlying any of the foregoing. These statements can sometimes be identified by the use of the forward-looking words such as "may," "believe," "will," "expect," "project," "estimate," "should," "anticipate," "plan," "goal," "continue," "seek," "pro forma," "forecast," "intend," "guidance," "optimistic," "aspire," "confident," other forms of these words or similar words or expressions or the negative thereof. Investors are cautioned not to unduly rely on such forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause the Company's results or experiences or future business, financial condition, results of operations or performance to differ materially from the Company's historical results or those expressed or implied in any forward-looking statements contained in this report. See "Risk Factors" below for a further discussion of these risks, as well as the Company's subsequent reports on Forms 10-Q and 8-K. These forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement. If the Company does update or correct one or more of these statements, investors and others should not conclude that the Company will make additional updates or corrections.

Overview

        Edwards Lifesciences Corporation is a global leader in the science of heart valves and hemodynamic monitoring. Driven by a passion to help patients, the Company partners with clinicians to develop innovative technologies in the areas of structural heart disease and critical care monitoring that enable them to save and enhance lives.

        Cardiovascular disease is the number-one cause of death in the world, and is the top disease in terms of health care spending in nearly every country. Cardiovascular disease is progressive in that it tends to worsen over time and often affects an individual's entire circulatory system. In its later stages, cardiovascular disease is frequently treated by surgical interventions or less invasive therapies.

        The products and technologies provided by Edwards Lifesciences to treat advanced cardiovascular disease or critically ill patients are categorized into four main areas: Heart Valve Therapy; Critical Care; Cardiac Surgery Systems; and Vascular.

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

        The core of Edwards Lifesciences' surgical tissue heart valve product line is the Carpentier-Edwards PERIMOUNT pericardial valve, including the line of PERIMOUNT Magna valves, the newest generation pericardial valves for aortic and mitral replacement. With their proven durability and performance, PERIMOUNT valves are the most widely prescribed tissue heart valves in the world. The durability of Edwards Lifesciences' tissue valves is extended through the use of its proprietary ThermaFix and XenoLogiX tissue treatment processes. Edwards Lifesciences also sells porcine valves and stentless tissue valves. In addition to its replacement valves, Edwards Lifesciences pioneered and is the worldwide leader in heart valve repair therapies, including annuloplasty rings and systems. The Company has continued to extend its leadership in its surgical tissue heart valve product line with the recent introduction of the PERIMOUNT Magna Ease valve and the next generation Carpentier-Edwards Physio II mitral valve repair ring. Sales of the Company's surgical heart valve products represented approximately 40%, 44% and 46% of the Company's net sales in 2011, 2010 and 2009, respectively.

        Edwards Lifesciences has leveraged the knowledge and experience from its surgical tissue heart valve portfolio to develop transcatheter heart valve replacement technologies, designed to treat heart valve disease using catheter-based approaches as opposed to open surgical techniques. For aortic valve replacement, the Company has developed the Edwards SAPIEN transcatheter heart valve, which is delivered using the RetroFlex 3 delivery system for transfemoral approaches, and the Ascendra delivery system for transapical approaches. Both are minimal access, beating heart procedures. In late 2011, the Edwards SAPIEN valve with the RetroFlex 3 delivery system was approved for use in certain inoperable patients in the United States. The Company has also developed the Edwards SAPIEN XT transcatheter heart valve, which is delivered using the lower profile NovaFlex delivery system for transfemoral approaches, and the Ascendra2 delivery system for transapical approaches. The Edwards SAPIEN XT valve is available for sale in Europe and other international markets, and is currently in clinical study in the United States and Japan. Sales of the Company's transcatheter heart valves represented approximately 20%, 14% and 9% of the Company's net sales in 2011, 2010 and 2009, respectively.

Critical Care

        Edwards Lifesciences is a world leader in hemodynamic monitoring systems used to measure a patient's heart function in surgical and intensive care settings. Hemodynamic monitoring enables a clinician to balance the oxygen supply and demand of a critically ill patient and plays an important role in assuring tissue and organ perfusion, and ultimately patient survival.

        Edwards Lifesciences' hemodynamic monitoring technologies are utilized before, during and after open-heart, major vascular, major abdominal, neurological and orthopedic surgical procedures. Edwards Lifesciences manufactures and markets the Swan-Ganz line of pulmonary artery catheters, and the PreSep continuous venous oximetry catheter for measuring central venous oxygen saturation. Edwards' hemodynamic monitoring product line also includes the PediaSat oximetry catheter, the first real-time, continuous venous oxygen saturation monitoring device designed specifically for children. The Company also offers the FloTrac continuous cardiac output monitoring system, a minimally invasive cardiac monitoring technology for goal-directed fluid optimization. The Company's VolumeView sensor-catheter set measures a critically ill patient's volumetric hemodynamic parameters, while the EV1000 touch-screen clinical monitoring platform displays a patient's physiologic status and integrates many of the Company's sensors and catheters into one intuitive system. During 2011, the availability of the EV1000 platform was expanded to include the United States. Edwards Lifesciences is also the global leader in disposable pressure monitoring devices and innovative closed-loop blood sampling systems to protect both patients and clinicians from the risk of infection. Sales of the Company's hemodynamic monitoring devices represented approximately 29% of the Company's net sales in 2011 and 2010, and 30% of the Company's net sales in 2009.

        Together with a third party, the Company is developing automated glucose monitoring technologies for intensive care hospital settings. Glycemic control has been advocated in many medical society guidelines as an important therapy for improving clinical outcomes.

Cardiac Surgery Systems

        Cardiac surgeons and their patients increasingly are seeking less invasive approaches to aortic or mitral valve surgery, which offer a number of benefits, including smaller incisions, less blood loss, quick recoveries and less scarring. Edwards Lifesciences' Cardiac Surgery Systems product line includes the ThruPort minimal incision valve surgery ("MIVS") platform that enables surgeons to perform intricate procedures through small incisions and tailor procedures based on their preferred surgical approach. The ThruPort systems portfolio includes soft tissue retractors, aortic occlusion devices, venting, coronary sinus catheters and reusable instrumentation. To support the adoption of MIVS techniques, the Company offers comprehensive team training, onsite clinical operating room support and extensive educational platforms. Edwards Lifesciences is also a global leader in protection cannulae, which are used during cardiac surgery in venous drainage, aortic perfusion, venting and cardioplegia delivery.

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

        Edwards Lifesciences believes that it is one of the leading competitors, in terms of global market share, in each of its major product lines. The Company's products and technologies face substantial competition from a number of companies including divisions of companies much larger than Edwards Lifesciences and smaller companies that compete in specific product categories or certain geographies. In Heart Valve Therapy, the Company's primary competitors include St. Jude Medical, Inc., Medtronic, Inc. and Sorin Group. In Critical Care, Edwards Lifesciences competes primarily with a variety of companies in specific product categories including ICU Medical, Inc., PULSION Medical Systems AG and LiDCO Group PLC. In Cardiac Surgery Systems, Edwards Lifesciences competes primarily with Medtronic, Inc. In Vascular, Edwards Lifesciences competes with a wide variety of mostly smaller companies.

Sales and Marketing

        Edwards Lifesciences has a number of broad product lines that require a sales and marketing strategy tailored to its customers in order to deliver high-quality, cost-effective products and technologies to all of its customers worldwide. Edwards Lifesciences' portfolio includes some of the most recognizable product brands in cardiovascular devices today. To help broaden awareness of the Company's products and technologies, Edwards Lifesciences conducts educational symposia and provides training to its customers.

        Because of the diverse global needs of the population that Edwards Lifesciences serves, the Company's distribution system consists of a direct sales force as well as independent distributors. Edwards Lifesciences is not dependent on any single customer and no single customer accounted for more than 10% of the Company's net sales in 2011.

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

        United States.    In the United States, Edwards Lifesciences sells substantially all of its products through its direct sales force. In 2011, 36% of Edwards Lifesciences' reported sales were derived from sales to customers in the United States.

        International.    In 2011, 64% of Edwards Lifesciences' reported sales were derived internationally through its direct sales force and independent distributors. Of the total international sales, 54% were in

Europe, 26% were in Japan, and 20% were in Rest of World. Edwards Lifesciences sells its products in approximately 100 countries, and its major international markets include Australia, Belgium, Canada, China, France, Germany, Italy, Japan, the Netherlands, Spain and United Kingdom. A majority of the sales and marketing approach outside the United States is direct sales, although it varies depending on each country's size and state of development. The international markets in which the Company chooses to market its products are also influenced by the existence of, or potential for, adequate product reimbursement at the country level.

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

        Edwards Lifesciences follows rigorous sourcing and manufacturing procedures intended to safeguard humans from potential risks associated with diseases such as bovine spongiform encephalopathy ("BSE"). International health and regulatory authorities have given guidance identifying three factors contributing to the control of BSE: source of animals, nature of tissue used and manufacturing process controls. In the countries in which the Company sells its products, it complies with all current global guidelines regarding risks for products intended to be implanted in humans. The Company obtains bovine tissue used in its pericardial tissue valve products only from sources within the United States and Australia, where strong control measures and surveillance programs exist. In addition, bovine tissue used in the Company's pericardial tissue valve products is from tissue types considered by global health and regulatory organizations to have shown no risk of infectibility. The Company's manufacturing and sterilization processes are designed to render tissue biologically safe from all known infectious agents and viruses, and exceed the worldwide standard for sterile medical products. See "Risk Factors" contained herein.

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

Environmental Health and Safety

        Edwards Lifesciences is committed to a safe and healthy workplace and the promotion of environmental excellence in its own communities and worldwide. Through its Environmental Health and Safety function, the Company facilitates compliance with applicable regulatory requirements and monitors performance against these requirements at all levels of its organization. In order to measure performance, the Company monitors a number of metrics, which include the generation of both regulated and non-regulated waste, emissions of air toxics, energy usage and lost time incidents in the Company's production activities. Each of the Company's manufacturing sites is evaluated regularly with respect to a broad range of Environmental Health and Safety criteria.

Research and Development

        Edwards Lifesciences is engaged in ongoing research and development to deliver clinically advanced new products, to enhance the effectiveness, ease of use, safety and reliability of its current leading products, and to expand the applications of its products as appropriate. Edwards Lifesciences focuses on opportunities within specific areas of cardiovascular disease and critical care monitoring, and is dedicated to developing novel technologies to better enable clinicians to treat patients who suffer from the disease.

        The Company invested $246.3 million in research and development in 2011, $204.4 million in 2010, and $175.5 million in 2009 (14.7%, 14.1% and 13.3% of net sales, respectively). A significant portion of the Company's research and development investment has been applied to extend and defend its leadership position in transcatheter heart valve replacement technologies, surgical tissue heart valves, heart valve repair therapies, and hemodynamic monitoring products. Additionally, the Company dedicates a sizable portion of its research and development investment to developing advanced technologies designed to address unmet clinical needs within the area of structural heart disease.

        Edwards Lifesciences is investing substantially in the development of transcatheter heart valve technologies designed to treat heart valve disease using a catheter-based approach as opposed to open surgical techniques. In the area of transcatheter aortic valve replacement, the Company is developing a repositionable, self-expanding transcatheter heart valve system, the Edwards CENTERA valve, in addition to its next generation balloon-expandable valve, the Edwards SAPIEN 3. Surgical heart valve therapy development programs include the EDWARDS INTUITY Valve System, a minimally invasive aortic heart valve system designed to enable a faster procedure, shorter patient time on cardiopulmonary bypass and a smaller incision.

        In its Critical Care product line, the Company is pursuing the development of minimally invasive hemodynamic monitoring systems, automated glucose monitoring and other technologies that collect critical patient information less invasively than current technologies. In its Cardiac Surgery Systems product line, the Company plans to broaden its offering of minimally invasive surgical technologies and other products to complement its surgical heart valve therapy products.

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

        United States Regulation.    In the United States, the FDA has responsibility for regulating medical devices. The FDA regulates design, development, testing, clinical studies, manufacturing, labeling, promotion and record-keeping for medical devices, and reporting of adverse events, recalls, or other field actions by manufacturers and users to identify potential problems with marketed medical devices. Many of the devices that Edwards Lifesciences develops and markets are in a category for which the FDA has implemented stringent clinical investigation and pre-market clearance or approval requirements. The process of obtaining FDA clearance or approval to market a product is resource intensive, lengthy and costly. FDA review may involve substantial delays that adversely affect the marketing and sale of Edwards Lifesciences' products. A number of the Company's products are pending regulatory clearance or approval to begin commercial sales in various markets. Ultimately, the FDA may not authorize the commercial release of a medical device if it determines the device is not safe and effective or does not meet other standards for clearance. Additionally, even if a product is cleared or approved, the FDA may require testing and surveillance programs to monitor the effects of these products once commercialized.

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

        International Regulation.    Internationally, the regulation of medical devices is complex. In Europe, the Company's products are subject to extensive regulatory requirements. The regulatory regime in the European Union for medical devices became mandatory in June 1998. It requires that medical devices may only be placed on the market if they do not compromise safety and health when properly installed, maintained and used in accordance with their intended purpose. National laws conforming to the European Union's legislation regulate the Company's products under the medical devices regulatory system. Although the more variable national requirements under which medical devices were formerly regulated have been substantially replaced by the European Union Medical Devices Directive, individual nations can still impose unique requirements that may require supplemental submissions. The European Union medical device laws require manufacturers to declare that their products conform to the essential regulatory requirements after which the products may be placed on the market bearing the CE Mark. Manufacturers' quality systems for products in all but the lowest risk classification are also subject to certification and audit by an independent notified body. In

Europe, particular emphasis is being placed on more sophisticated and faster procedures for the reporting of adverse events to the competent authorities.

        In Japan, pre-market approval and clinical studies are required as is governmental pricing approval for medical devices. Clinical studies are subject to a stringent "Good Clinical Practices" standard. Approval time frames from the Japanese Ministry of Health, Labour and Welfare vary from simple notifications to review periods of one or more years, depending on the complexity and risk level of the device. In addition, importation into Japan of medical devices is subject to the "Good Import Practices" regulations. As with any highly regulated market, significant changes in the regulatory environment could adversely affect future sales.

        In many of the other foreign countries in which the Company markets its products, the Company may be subject to regulations affecting, among other things:

  •
  product standards and specifications;

  •
  packaging requirements;

  •
  labeling requirements;

  •
  quality system requirements;

  •
  import restrictions;

  •
  tariffs;

  •
  duties; and

  •
  tax requirements.

        Many of the regulations applicable to our devices and products in these countries are similar to those of the FDA. In some regions, the level of government regulation of medical devices is increasing, which can lengthen time to market and increase registration and approval costs. In many countries, the national health or social security organizations require the Company's products to be qualified before they can be marketed and considered eligible for reimbursement.

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

        The delivery of the Company's products is subject to regulation by the Health and Human Services Centers for Medicare and Medicaid Services ("CMS") and comparable state and foreign agencies responsible for reimbursement and regulation of health care items and services. Foreign governments also impose regulations in connection with their health care reimbursement programs and the delivery of health care items and services. Reimbursement schedules regulate the amount the United States government will reimburse hospitals and doctors for the inpatient care of persons covered by Medicare. CMS may also review whether and/or under what circumstances a procedure or technology is reimbursable. Several legislative proposals in the United States have been advanced that would restrict future funding increases for government-funded programs, including Medicare and Medicaid. Changes in current reimbursement levels could have an adverse effect on market demand and the Company's pricing flexibility.

        Hospital reimbursement in the United States for transcatheter aortic valve replacement ("TAVR") procedures is currently aligned with surgical aortic valve replacement codes. In September 2011, CMS initiated a national coverage analysis for TAVR, which was expected to lead to a national coverage determination ("NCD"). In February 2012, CMS issued a draft NCD, and a final NCD is expected by mid-year 2012. The Company believes a well-written NCD that ensures adequate patient access would be positive for patients and physicians. The Company cannot predict the outcome of this process, and a negative determination, such as one that restricts the use of its products, could have an adverse effect on the Company's business, results of operations and financial condition.

        Health care cost containment efforts have also prompted domestic hospitals and other customers of medical device manufacturers to consolidate into larger purchasing groups to enhance purchasing power, and this trend is expected to continue. The medical device industry has also experienced some consolidation, partly in order to offer a broader range of products to large purchasers. As a result, transactions with customers are larger, more complex and tend to involve more long-term contracts than in the past. These larger customers, due to their enhanced purchasing power, may attempt to increase the pressure on product pricing.

        Health Care Reform.    In 2010, significant reforms to the healthcare system were adopted as law in the United States. The law includes provisions that, among other things, reduce or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions) and impose increased taxes. Specifically, the law requires the medical device industry to subsidize healthcare reform in the form of a 2.3% excise tax on United States sales of most medical devices beginning in 2013. The excise tax will increase the Company's operating expenses. Because many parts of the 2010 healthcare law remain subject to implementation, the long-term impact on the Company is uncertain. The new law or any future legislation could reduce medical procedure volumes, lower reimbursement for the Company's products, and impact the demand for the Company's products or the prices at which the Company sells its products.

        Puerto Rico Excise Tax.    On October 25, 2010, the Puerto Rican government enacted a new tax law effective for transactions occurring after December 31, 2010. The law, Act 154, modifies Puerto Rican tax law by imposing a temporary excise tax on intercompany purchases made through 2016 and by adopting a new sourcing rule. The Company projects that the excise tax impact for 2011 of $6.1 million will be offset by credits available under the implementing excise tax regulations. The financial impact of the new sourcing rule is not expected to be material.

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

Employees

        As of December 31, 2011, Edwards Lifesciences had approximately 7,800 employees worldwide, the majority of whom were located at the Company's headquarters in Irvine, California, and at its manufacturing facilities in Puerto Rico and the Dominican Republic. Other major concentrations of employees are located in Europe, Japan and Singapore. Edwards Lifesciences emphasizes competitive compensation, benefits, equity participation and work environment practices in its efforts to attract and retain qualified personnel, and employs a rigorous talent management system. None of Edwards Lifesciences' North American employees are represented by a labor union. In various countries outside of North America, the Company interacts with trade unions and work councils that represent a limited number of employees.

Item 1A.    Risk Factors

        Our business and assets are subject to varying degrees of risk and uncertainty. An investor should carefully consider the risks described below, as well as other information contained in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission. Additional risks not presently known to us or that we currently deem immaterial may also adversely affect our business. If any of these events or circumstances occurs, our business, financial condition, results of operations or prospects could be materially harmed. In that case, the value of our securities could decline and an investor could lose part or all of his or her investment. In addition, forward-looking statements within the meaning of the federal securities laws that are contained in this Annual Report on Form 10-K or in our other filings or statements may be subject to the risks described below as well as other risks and uncertainties. Please read the cautionary notice regarding forward-looking statements in Item 7 below.

If we do not introduce new products in a timely manner, our products may become obsolete and our operating results may suffer.

        The cardiovascular products industry is characterized by technological changes, frequent new product introductions and evolving industry standards. Without the timely introduction of new and improved products, our products could become technologically obsolete or more susceptible to competition and our revenue and operating results would suffer. Even if we are able to develop new or improved products, our ability to market them could be limited by the need for regulatory clearance, restrictions imposed on approved indications, entrenched patterns of clinical practice, uncertainty over third-party reimbursement or other factors. We devote significant financial and other resources to our research and development activities; however, the research and development process is prolonged and entails considerable uncertainty. Accordingly, products we are currently developing may not complete the development process or obtain the regulatory or other approvals required to market such products in a timely manner or at all.

        Technical innovations often require substantial time and investment before we can determine their commercial viability. We may not have the financial resources necessary to fund these projects. In addition, even if we are able to successfully develop new or improved products, they may not produce revenue in excess of the costs of development, and they may be rendered obsolete or less competitive by changing customer preferences or the introduction by our competitors of products with newer technologies or features or other factors.

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

        The manufacture of many of our products is highly complex and subject to strict quality controls, due in part to rigorous regulatory requirements. In addition, quality is extremely important due to the serious and costly consequences of a product failure. Problems can arise during the manufacturing process for a number of reasons, including equipment malfunction, failure to follow protocols and procedures, raw material problems or human error. If these problems arise or if we otherwise fail to meet our internal quality standards or those of the FDA or other applicable regulatory body, which include detailed record-keeping requirements, our reputation could be damaged, we could become subject to a safety alert or a recall, we could incur product liability and other costs, product approvals could be delayed and our business could otherwise be adversely affected.

We may be required, from time to time, to recognize charges in connection with the write-down of our investments, asset or business dispositions, the termination of interest rate swap agreements, or for other reasons.

        We have equity investments in other companies, and we may make similar investments in the future. To the extent that the value of any of these investments declines, we may be required to recognize charges to write down the value of that investment.

        At December 31, 2011, we had $21.8 million of investments in equity instruments of other companies and had recorded unrealized gains of $1.1 million on these investments on our consolidated balance sheet in "Accumulated Other Comprehensive Loss," net of tax.

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

        Future acquisitions could also involve the issuance of equity securities, the incurrence of debt, contingent liabilities or amortization of expenses related to other intangible assets, any of which could adversely impact our financial condition or results of operations. In addition, equity or debt financing required for such acquisitions may not be available.

General economic and political conditions could have a material adverse effect on our business.

        External factors can affect our profitability and financial condition. Such external factors include general domestic and global economic conditions, such as interest rates, tax rates and factors affecting global economic stability, and the political environment regarding healthcare in general. While the economic environment has shown some signs of improvement, the strength and timing of any economic recovery remains uncertain, and we cannot predict to what extent the global economic slowdown may negatively impact our business. For example, an increase in interest rates could result in an increase in our borrowing costs and could otherwise restrict our ability to access the capital markets. Negative conditions in the credit and capital markets could impair our ability to access the financial markets for working capital or other funds, and could negatively impact our ability to borrow. Such conditions could result in decreased liquidity and impairments in the carrying value of our investments, and could adversely affect our results of operations and financial condition. These and other conditions could also adversely affect our customers, and may impact their ability or decision to purchase our products or make payments on a timely basis.

        In 2010, significant reforms to the healthcare system were adopted as law in the United States. The law includes provisions that, among other things, reduce or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions) and impose increased taxes. Specifically, the law requires the medical device industry to subsidize healthcare reform in the form of a 2.3% excise tax on United States sales of most medical devices beginning in 2013. The excise tax will increase our operating expenses. Because many parts of the 2010 healthcare law remain subject to implementation, the long-term impact on us is uncertain. The new law or any future legislation could reduce medical procedure volumes, lower reimbursement for the Company's products, and impact the demand for the Company's products or the prices at which the Company sells its products. The Budget Control Act of 2011, which provided an increase to the United States debt limit, imposed significant cuts in federal spending over the next decade. Subsequently, as a result of the inability of a bipartisan Congressional committee to agree on further deficit reduction, certain additional mandatory spending cuts will take effect in the future unless Congress and the President agree otherwise. In addition, alternative deficit reduction proposals could adversely affect our results of operations, financial condition, and prospects if they were to include cuts to, or a restructuring of, entitlement programs such as Medicare and Medicaid programs.

        We do business with foreign governments outside the United States. A number of these countries, including certain European countries, have experienced a deterioration in credit and economic conditions. These conditions have resulted in, and may continue to result in, a reduction in the number of procedures that use our products and an increase in the average length of time that it takes to collect accounts receivable outstanding in these countries. In addition, we have been and may continue to be impacted by declines in sovereign credit ratings or sovereign defaults in these countries.

Our business is subject to economic, political and other risks associated with international sales and operations, including risks arising from currency exchange rate fluctuations.

        Because we sell our products in a number of countries, our business is subject to the risks of doing business internationally, including risks associated with United States government oversight and enforcement of the Foreign Corrupt Practices Act as well as with the United Kingdom's Bribery Act and anti-corruption laws in other jurisdictions. Our net sales originating outside of the United States, as a percentage of total net sales, were 64% in 2011. We anticipate that sales from international operations will continue to represent a substantial portion of our total sales. In addition, many of our manufacturing facilities and suppliers are located outside of the United States. Accordingly, our future results could be harmed by a variety of factors, including:

  •
  changes in local medical reimbursement policies and programs;

  •
  changes in foreign regulatory requirements;

  •
  changes in a specific country's or region's political or economic conditions, such as the current financial uncertainties in Europe and changing circumstances in emerging regions;

  •
  trade protection measures, quotas, embargoes, import or export licensing requirements and duties, tariffs or surcharges;

  •
  potentially negative impact of tax laws, including tax costs associated with the repatriation of cash;

  •
  difficulty in staffing and managing global operations;

  •
  cultural, exchange rate or other local factors affecting financial terms with customers;

  •
  local economic and financial conditions affecting the collectability of receivables, including receivables from sovereign entities;

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

        The United States Foreign Corrupt Practices Act, the United Kingdom Bribery Act, and similar laws in other jurisdictions contain prohibitions against bribery and other illegal payments or for the failure to have procedures in place that prevent such payments. Recent years have seen an increasing number of investigations and other enforcement activities under these laws. Although we have compliance programs in place with respect to these laws, no assurance can be given that a violation will not be found, and if found, the resulting penalties could adversely affect us and our business.

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

  •
  the timing or marketing, training, and other expenses related to the introduction of new products;

  •
  the timing of regulatory approvals;

  •
  changes in foreign currency exchange rates;

  •
  delays or problems in introducing new products;

  •
  changes in our pricing policies or the pricing policies of our competitors;

  •
  the timing of approvals of governmental reimbursement rates or changes in reimbursement rates for our products;

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

        The cardiovascular medical device industry is highly competitive. We compete with many companies, some of which have longer operating histories, better brand or name recognition, broader product lines and greater access to financial and other resources. Our customers consider many factors when selecting a product, including product reliability, breadth of product line, clinical outcomes, product availability, price, availability and rate of reimbursement, and services provided by the manufacturer. In addition, our ability to compete will depend in large part on our ability to develop and acquire new products and technologies, anticipate technology advances and keep pace with other developers of cardiovascular therapies and technologies. Our competitive position can also be adversely affected by product problems, physician advisories and safety alerts, reflecting the importance of quality in the medical device industry. Market share can shift as a result of any of these factors. See "Competition" under "Business" included herein.

Consolidation in the healthcare industry could have an adverse effect on our revenues and results of operations.

        The healthcare industry has been consolidating and organizations such as GPOs, independent delivery networks, and large single accounts such as the United States Veterans Administration, continue to consolidate purchasing decisions for many of our healthcare provider customers. As a result, transactions with customers are larger, more complex, and tend to involve more long-term contracts. The purchasing power of these larger customers has increased, and may continue to increase, causing downward pressure on product pricing. If we are not one of the providers selected by one of these organizations, we may be precluded from making sales to its members or participants. Even if we are one of the selected providers, we may be at a disadvantage relative to other selected providers that are able to offer volume discounts based on purchases of a broader range of medical equipment and supplies. Further, we may be required to commit to pricing that has a material adverse effect on our revenues and profit margins, business, financial condition and results of operations. We expect that market demand, governmental regulation, third-party reimbursement policies and societal pressures will continue to change the worldwide healthcare industry, resulting in further business consolidations and alliances, which may exert further downward pressure on the prices of our products and could adversely impact our business, financial condition, and results of operations.

Our inability to protect our intellectual property could have a material adverse effect on our business.

        Our success and competitive position are dependent in part upon our proprietary intellectual property. We rely on a combination of patents and trade secrets to protect our proprietary intellectual property, and we expect to continue to do so. Although we seek to protect our proprietary rights through a variety of means, we cannot guarantee that the protective steps we have taken are adequate to protect these rights. Patents issued to or licensed by us in the past or in the future may be challenged and held invalid. In addition, as our patents expire, we may be unsuccessful in extending their protection through patent term extensions. The expiration of, or the failure to maintain or extend our patents, could have a material adverse effect on us.

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

        During recent years, we and our competitors have been involved in substantial litigation regarding patent and other intellectual property rights in the medical device industry. From time to time, we have been and may in the future be forced to defend against claims and legal actions alleging infringement of the intellectual property rights of others, and such intellectual property litigation is typically costly and time-consuming. Adverse determinations in any such litigation could result in significant liabilities to third parties or injunctions, or could require us to seek licenses from third parties and, if such licenses are not available on commercially reasonable terms, prevent us from manufacturing, selling or using certain products, any one of which could have a material adverse effect on us. In addition, some licenses may be non-exclusive, which could provide our competitors access to the same technologies.

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

        We are required to register with the FDA as a device manufacturer. As a result, we are subject to periodic inspection by the FDA for compliance with the FDA's Quality System Regulation ("QSR") requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, design, quality control and documentation procedures. The FDA may also inspect our compliance with requirements related to adverse event reporting, recalls or corrections (field actions), the conduct of clinical studies, and other requirements. In the European Union, we are required to maintain certain CE Mark and ISO certifications in order to sell our products, and are subject to periodic inspections by notified bodies to obtain and maintain these certifications. If we or our suppliers fail to adhere to QSR, CE Mark, ISO or similar requirements, this could delay or interrupt product production or sales and/or lead to fines, difficulties in obtaining regulatory clearances, recalls or other consequences, which in turn could have a material adverse effect on our financial condition and results of operations or prospects.

        Medical devices must receive FDA clearance or approval before they can be commercially marketed in the United States. In addition, the FDA may require testing and surveillance programs to monitor the effects of approved products that have been commercialized, and can prevent or limit further marketing of a product based upon the results of post-marketing programs. In addition, the federal Medical Device Reporting regulations require us to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, would be likely to cause or contribute to a death or serious injury. Federal regulations also require us to report certain recalls or corrective actions to the FDA. Furthermore, most major markets for medical devices outside the United States require clearance, approval or compliance with certain standards before a product can be commercially marketed. The process of obtaining regulatory clearances or approvals to market a medical device, particularly from the FDA and certain foreign governmental authorities, can be costly and time-consuming, and clearances or approvals may not be granted for products or product improvements on a timely basis, if at all. Delays in receipt of, or failure to obtain, clearances or approvals for products or product improvements could result in delayed realization of product revenues or in substantial additional costs, which could have a material adverse effect on our business or results of operations or prospects. At any time after approval of a product for commercial sale, the FDA may conduct periodic inspections to determine compliance with QSR requirements, and/or current Medical Device Reporting regulations, or other regulatory requirements. Noncompliance with applicable requirements may subject the Company or responsible individuals to sanctions including civil money penalties, product seizure, injunction, or criminal prosecution. Additionally, product approvals by the FDA can be withdrawn due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial approval.

        We are also subject to various United States and international laws pertaining to healthcare pricing and fraud and abuse, including prohibitions on kickbacks and the submission of false claims laws and restrictions on relationships with physicians and other referral sources. These laws are broad in scope and are subject to evolving interpretation, which could require us to incur substantial costs to monitor compliance or to alter our practices if we are found not to be in compliance. Violations of these laws may be punishable by criminal or civil sanctions against the Company and our officers and employees, including substantial fines, imprisonment and exclusion from participation in governmental healthcare programs.

        Despite our implementation of robust compliance processes, we may be subject, from time to time, to inspections, investigations and other enforcement actions by governmental authorities. If we are found not to be in compliance with applicable laws or regulations, the applicable governmental authority can impose fines, delay, suspend, or revoke regulatory clearances or approvals, institute proceedings to detain or seize our products, issue a recall, impose marketing or operating restrictions, enjoin future violations and assess civil penalties against us or our officers or employees, and institute criminal prosecution. Moreover, governmental authorities can ban or request the recall, repair, replacement or refund of the cost of any device or product we manufacture or distribute. Any of the foregoing actions could result in decreased sales as a result of negative publicity and product liability claims, and could have a material adverse effect on our financial condition, results of operations and prospects. In addition to the sanctions for noncompliance described above, commencement of an enforcement proceeding, inspection or investigation could divert substantial management attention from the operation of our business and have an adverse effect on our business, results of operations and financial condition.

Our industry is experiencing greater scrutiny and regulation by governmental authorities, which may lead to greater governmental regulation in the future.

        In recent years, the medical device industry has been subject to increased regulatory scrutiny, including by the FDA, numerous other federal, state and foreign governmental authorities, as well as members of Congress. This has included increased regulation, enforcement, inspections, and governmental investigations of the medical device industry and disclosure of financial relationships with health care professionals. We anticipate that the government will continue to scrutinize our industry closely, and that additional regulation by governmental authorities, both foreign and domestic, may increase compliance costs, exposure to litigation and other adverse effects to our operations.

Unsuccessful clinical trials or developmental procedures relating to products under development could have a material adverse effect on our prospects.

        The regulatory approval process for new products and new indications for existing products requires extensive clinical trials and procedures. Unfavorable or inconsistent clinical data from current or future clinical trials conducted by us, our competitors, or third parties, or perceptions regarding this clinical data, could adversely affect our ability to obtain necessary approvals and the market's view of our future prospects. Such clinical trials are inherently uncertain and there can be no assurance that these trials or procedures will be completed in a timely or cost-effective manner or result in a commercially viable product. Failure to successfully complete these trials or procedures in a timely and cost-effective manner could have a material adverse effect on our prospects. Clinical trials may experience significant setbacks even after earlier trials have shown promising results. Further, preliminary results from clinical trials may be contradicted by subsequent clinical analysis. In addition, results from our clinical trials or procedures may not be supported by actual long-term studies or clinical experience. If preliminary clinical results are later contradicted, or if initial results cannot be supported by actual long-term studies or clinical experience, our business could be adversely affected. Clinical trials may be suspended or terminated by us, the FDA or other regulatory authorities at any time if it is believed that the trial participants face unacceptable health risks.

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

        Hospital reimbursement in the United States for TAVR procedures is currently aligned with surgical aortic valve replacement codes. In September 2011, CMS initiated a national coverage analysis for TAVR, which was expected to lead to a NCD. In February 2012, CMS issued a draft NCD, and a final NCD is expected by mid-year 2012. We believe a well-written NCD that ensures adequate patient access would be positive for patients and physicians. We cannot predict the outcome of this process, and a negative determination, such as one that restricts the use of our products, could have an adverse effect on our business, results of operations and financial condition.

        Third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for medical products and services. There can be no assurance that levels of reimbursement, if any, will not be decreased in the future, or that future legislation, regulation or reimbursement policies of third-party payors will not otherwise adversely affect the demand for and price levels of our products. The introduction of cost containment incentives, combined with closer scrutiny of health care expenditures by both private health insurers and employers, has resulted in increased discounts and contractual adjustments to hospital charges for services performed. Hospitals or physicians may respond to such cost-containment pressures by substituting lower cost products or other therapies. In addition, the 2010 United States healthcare law could adversely affect reimbursement levels for our products, or otherwise adversely affect our product pricing and profitability.

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

Use of our products in unapproved circumstances could expose us to liabilities.

        The marketing approval from the FDA and other regulators of certain of our products are, or are expected to be, limited to specific indications. We are prohibited by law from marketing or promoting any unapproved use of our products. Physicians, however, can use these products in ways or circumstances other than those strictly within the scope of the regulatory approval. Although the product training we provide to physicians and other healthcare professionals is limited to approved uses, no assurance can be given that claims might not be asserted against us if our products are used in ways or for procedures that are not approved.

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

(1)
Owned property.

(2)
Leased property.

        The Irvine, California lease expires in 2021; the Draper, Utah lease expires in 2025; the Dominican Republic property has one lease that expires in 2012 and one that expires in 2019; the Puerto Rico property has one lease that expires in 2018 and one that expires in 2016; the Horw, Switzerland lease expires in 2013; the Tokyo, Japan lease expires in 2012; and the Changi, Singapore landlease expires in 2036. The Company's properties have been well maintained, are in good operating condition and are adequate for current needs.

Item 3.    Legal Proceedings

        In February 2008, Edwards Lifesciences filed a lawsuit against CoreValve, Inc. ("CoreValve") in the United States District Court for the District of Delaware alleging that its ReValving System infringes three of the Company's U.S. Andersen patents, later narrowed to one patent ("the '552 patent"). CoreValve was acquired by Medtronic, Inc. ("Medtronic") in April 2009. In April 2010, a federal jury found that patent to be valid and found that CoreValve willfully infringes it. The jury also awarded Edwards $73.9 million in damages. In February 2011, the District Court reaffirmed the jury decision and ruled that Edwards is entitled to recover additional damages due to CoreValve's continued infringing sales from the trial through the life of the patent, plus interest. In the same ruling, the court denied Edwards' motions for a permanent injunction, as well as its motion for increased damages relating to CoreValve's willful infringement. Both Edwards and CoreValve have appealed. A second lawsuit is pending in the same court against CoreValve and Medtronic alleging infringement of three U.S. Andersen patents. In September 2010, the United States Patent and Trademark Office ("USPTO") granted Medtronic's third request to reexamine the validity of the claim of the '552 patent and in July 2011 confirmed the validity of that patent.

        In June 2011, Medtronic filed a lawsuit in the U.S. District Court for the District of Minnesota alleging that certain surgical valve holders and a surgical embolic filter device infringe its patents. Edwards counterclaimed against Medtronic, alleging that the Medtronic Contour 3D annuloplasty ring infringes an Edwards ring patent. By the Order of a Magistrate Judge in January 2012, the lawsuit has been stayed pending the outcome of future reexamination findings by the USPTO.

        In June 2011, Medtronic also filed another lawsuit in the U.S. District Court for the Central District of California alleging that the Edwards SAPIEN transcatheter heart valve infringes a Medtronic patent. Edwards counterclaimed against Medtronic, alleging that the Medtronic CoreValve heart valve infringes Edwards' U.S. Letac-Cribier transcatheter heart valve patent. Edwards' counterclaim was subsequently transferred to the U.S. District Court for the District of Delaware.

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

Item 4.    Mine Safety Disclosures

        Not applicable.

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

	2011		2010
	High	Low	High	Low
Calendar Quarter Ended:
March 31	$91.82	$77.26	$50.99	$42.31
June 30	90.38	80.44	56.44	46.58
September 30	91.50	61.63	69.29	53.10
December 31	77.40	61.59	85.47	63.23

Number of Stockholders

        On January 31, 2012 there were 18,026 stockholders of record of Edwards Lifesciences' common stock.

Dividends

        Edwards Lifesciences has never paid any cash dividends on its capital stock and has no current plans to pay any cash dividends. The current policy of Edwards Lifesciences is to retain any future earnings for use in the business of the Company.

Issuer Purchases of Equity Securities

Calendar Month Ended	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(a)
October 31, 2011	295,000	$71.18	295,000	$616.9
November 30, 2011	263,000	72.21	263,000	597.9
December 31, 2011	—	—	—	597.9

Total	558,000	71.66	558,000

(a)
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

		As of or for the Years Ended December 31,
		2011	2010	2009	2008	2007
		(in millions, except per share data)
OPERATING RESULTS	Net sales	$1,678.6	$1,447.0	$1,321.4	$1,237.7	$1,091.1
	Gross profit	1,188.8	1,038.7	922.3	818.1	712.9
	Net income(a)	236.7	218.0	229.1	128.9	113.0
BALANCE SHEET DATA	Total assets	$1,980.5	$1,767.2	$1,615.5	$1,400.2	$1,349.8
	Long-term debt and lease obligations(b)	150.4	—	90.3	175.5	61.7
COMMON STOCK INFORMATION	Net income per common share(a):
	Basic	$2.07	$1.92	$2.04	$1.15	$0.99
	Diluted	1.98	1.83	1.95	1.10	0.93
	Cash dividends declared per common share	—	—	—	—	—

(a)
See Note 3 to the "Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding special charges (gains), net, of $21.6 million, $22.7 million and $(63.8) million during 2011, 2010 and 2009, respectively.

(b)
The Company's Five-Year Unsecured Revolving Credit Agreement ("the Credit Agreement") matured on September 29, 2011. At December 31, 2010, all amounts outstanding under the Credit Agreement were classified as short-term obligations as these obligations were due within one year. In July 2011, the Company entered into a new Four-Year Credit Agreement ("the Credit Facility"). All amounts outstanding under the new Credit Facility have been classified as long-term as the obligations are expected to be refinanced on a long-term basis under the Credit Facility.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis presents the factors that had a material effect on the results of operations of Edwards Lifesciences during the three years ended December 31, 2011. Also discussed is Edwards Lifesciences' financial position as of December 31, 2011. You should read this discussion in conjunction with the historical consolidated financial statements and related notes included elsewhere in this Form 10-K.

Overview

        Edwards Lifesciences Corporation is a global leader in the science of heart valves and hemodynamic monitoring. Driven by a passion to help patients, the Company partners with clinicians to develop innovative technologies in the areas of structural heart disease and critical care monitoring that enable them to save and enhance lives.

        The products and technologies provided by Edwards Lifesciences are categorized into four main areas: Heart Valve Therapy; Critical Care; Cardiac Surgery Systems; and Vascular.

        Edwards Lifesciences' Heart Valve Therapy portfolio is comprised of tissue heart valves and heart valve repair products. A pioneer in the development and commercialization of heart valve products, Edwards Lifesciences is the world's leading manufacturer of tissue heart valves and repair products used to replace or repair a patient's diseased or defective heart valve. In the Critical Care area, Edwards Lifesciences is a world leader in hemodynamic monitoring systems used to measure a patient's cardiovascular function. Prior to September 2009, Edwards Lifesciences provided products for continuous renal replacement therapy ("hemofiltration product line"). The Company sold the hemofiltration product line in September 2009. The Company's Cardiac Surgery Systems portfolio comprises a diverse line of products for use during cardiac surgery including cannulae, embolic protection devices and other products used during cardiopulmonary bypass and minimally invasive surgical procedures. Edwards Lifesciences' Vascular portfolio includes a line of balloon catheter-based products, surgical clips and inserts. Edwards Lifesciences manufactured and sold LifeStent balloon-expandable and self-expanding non-coronary stents until the sale of this product line in January 2008. The Company continued to manufacture these products for the buyer until September 2009 when manufacturing was transferred to the buyer.

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

        In 2010, significant reforms to the healthcare system were adopted as law in the United States. The law includes provisions that, among other things, reduce or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions) and impose increased taxes. Specifically, the law requires the medical device industry to subsidize healthcare reform in the form of a 2.3% excise tax on United States sales of most medical devices beginning in 2013. The excise tax will increase the Company's operating expenses. Because many parts of the 2010 healthcare law remain subject to implementation, the long-term impact on the Company is uncertain. The new law or any future legislation could reduce medical procedure volumes, lower reimbursement for the Company's products, and impact the demand for the Company's products or the prices at which the Company sells its products.

Results of Operations

  Net Sales by Major Regions
  (dollars in millions)

	Years Ended December 31,			Change		Percent Change
	2011	2010	2009	2011	2010	2011	2010
United States	$605.6	$567.6	$556.1	$38.0	$11.5	6.7%	2.1%

Europe	574.0	457.0	404.6	117.0	52.4	25.6%	13.0%
Japan	283.7	247.8	214.1	35.9	33.7	14.5%	15.7%
Rest of World	215.3	174.6	146.6	40.7	28.0	23.3%	19.1%

International	1,073.0	879.4	765.3	193.6	114.1	22.0%	14.9%

Total net sales	$1,678.6	$1,447.0	$1,321.4	$231.6	$125.6	16.0%	9.5%

        The $38.0 million increase in net sales in the United States in 2011 was due primarily to:

  •
  Heart Valve Therapy products, which increased net sales by $28.5 million, driven primarily by (1) sales of the Edwards SAPIEN and SAPIEN XT transcatheter heart valves for clinical trials and commercial sales resulting from the United States launch in the fourth quarter of 2011, and (2) the

    Carpentier-Edwards PERIMOUNT Magna Aortic Ease and Magna Mitral Ease valves (launched in the third quarter of 2010); and

  •
  Critical Care products, which increased net sales by $11.2 million, driven primarily by the FloTrac minimally invasive monitoring system and pressure monitoring products.

        The $193.6 million increase in international net sales in 2011 was due primarily to:

  •
  Heart Valve Therapy products, which increased net sales by $104.3 million, driven primarily by commercial sales of the Edwards SAPIEN XT transcatheter heart valve and the Carpentier-Edwards PERIMOUNT Magna Aortic Ease valve;

  •
  Critical Care products, which increased net sales by $20.9 million, driven primarily by pressure monitoring products and the FloTrac minimally invasive monitoring system; and

  •
  foreign currency exchange rate fluctuations, which increased net sales by $58.0 million, due to the strengthening of various currencies against the United States dollar, primarily the Euro and the Japanese yen.

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

  •
  Critical Care products, which increased net sales by $5.7 million, driven primarily by the FloTrac minimally invasive monitoring system; and

  •
  Cardiac Surgery Systems products, which increased net sales by $2.7 million, driven primarily by the minimally invasive surgery ("MIS") product line;

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

  Net Sales by Product Line
  (dollars in millions)

	Years Ended December 31,			Change		Percent Change
	2011	2010	2009	2011	2010	2011	2010
Heart Valve Therapy	$1,010.7	$838.3	$714.9	$172.4	$123.4	20.6%	17.3%
Critical Care	508.3	454.1	452.5	54.2	1.6	11.9%	0.4%
Cardiac Surgery Systems	107.5	100.2	92.8	7.3	7.4	7.3%	8.0%
Vascular	52.1	54.4	61.2	(2.3)	(6.8)	(4.4)%	(11.1)%

Total net sales	$1,678.6	$1,447.0	$1,321.4	$231.6	$125.6	16.0%	9.5%

  Heart Valve Therapy

        The $172.4 million increase in net sales of Heart Valve Therapy products in 2011 was due primarily to:

  •
  transcatheter heart valves, which increased net sales by $111.7 million primarily as a result of the Edwards SAPIEN XT transcatheter heart valve;

  •
  surgical heart valves, which increased net sales by $21.1 million, primarily as a result of the Carpentier-Edwards PERIMOUNT Magna Aortic Ease and Magna Mitral Ease valves; and

  •
  foreign currency exchange rate fluctuations, which increased net sales by $33.6 million due primarily to the strengthening of the Euro and the Japanese yen against the United States dollar.

        The $123.4 million increase in net sales of Heart Valve Therapy products in 2010 was due primarily to:

  •
  the Edwards SAPIEN XT transcatheter heart valve, which increased net sales by $99.0 million; and

  •
  pericardial tissue valves, which increased net sales by $26.2 million, primarily as a result of the Carpentier-Edwards PERIMOUNT Magna Aortic Ease valve.

        In November 2011, the Company received approval from the FDA for the transfemoral delivery of the Edwards SAPIEN transcatheter heart valve for treatment of certain inoperable patients with severe symptomatic aortic stenosis. During the second quarter of 2011, the Company received regulatory approval and initiated its launch of the Carpentier-Edwards Physio Tricuspid annuloplasty ring in the United States and Europe. In Japan, the Company obtained approval of its Carpentier-Edwards PERIMOUNT Magna Aortic Ease valve in July 2011, and introduced this product in the third quarter of 2011. In Europe, the Company received CE Mark in February 2012 for EDWARDS INTUITY, its minimally invasive aortic valve surgery system.

  Critical Care

        The $54.2 million increase in net sales of Critical Care products in 2011 was due primarily to:

  •
  pressure monitoring products, which increased net sales by $15.4 million;

  •
  advanced monitoring products, led by FloTrac systems, which increased net sales by $13.1 million, and the EV1000 Clinical Platform, which increased net sales by $5.7 million; and

  •
  foreign currency exchange rate fluctuations, which increased net sales by $19.4 million, due primarily to the strengthening of the Euro and Japanese yen against the United States dollar.

        The $1.6 million increase in net sales of Critical Care products in 2010 was due primarily to:

  •
  advanced monitoring products, led by FloTrac systems, which increased net sales by $14.2 million, and PreSep, the Company's continuous central venous oximetry catheter for early detection of sepsis, which increased net sales by $3.3 million;

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

  Cardiac Surgery Systems

        The $7.3 million increase in net sales of Cardiac Surgery Systems products in 2011 was due primarily to specialty cannula products, which increased net sales by $3.1 million, and foreign currency exchange rate fluctuations, which increased net sales by $2.8 million due primarily to the strengthening of the Euro and the Japanese yen against the United States dollar.

        The $7.4 million increase in net sales of Cardiac Surgery Systems products in 2010 was due primarily to MIS products, which increased net sales by $3.7 million, and specialty cannula products, which increased net sales by $3.1 million.

        During the fourth quarter of 2011, the Company obtained CE Mark and 510(k) clearance for its IntraClude aortic occlusion device. IntraClude is the first of several new products that the Company expects to introduce in its MIS portfolio.

  Vascular

        The $2.3 million decrease in net sales of Vascular products in 2011 was due primarily to the Company's discontinued distribution of artificial implantable grafts during the first quarter of 2011.

        The $6.8 million decrease in net sales of Vascular products in 2010 was due primarily to the discontinuance of manufacturing in September 2009 of the divested LifeStent product line.

  Gross Profit

	Years Ended December 31,			Change
	2011	2010	2009	2011		2010
Gross profit as a percentage of net sales	70.8%	71.8%	69.8%	(1.0	) pts.	2.0	pts.

        The 1.0 percentage point decrease in gross profit as a percentage of net sales in 2011 was driven by:

  •
  a 1.3 percentage point decrease due to the impact of foreign currency exchange rate fluctuations, including the outcome of foreign currency hedging contracts; and

  •
  investments in the expansion of the Company's international manufacturing capacity in preparation for its transcatheter heart valve launch in the United States;

        partially offset by:

  •
  a 0.5 percentage point increase in international markets due to a more profitable international product mix, primarily higher sales of transcatheter heart valves; and

  •
  a 0.3 percentage point increase in the United States due to a more profitable product mix, primarily higher sales of Heart Valve Therapy products, including transcatheter heart valves, and Critical Care products.

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

  Selling, General and Administrative ("SG&A") Expenses
  (dollars in millions)

	Years Ended December 31,			Change
	2011	2010	2009	2011		2010
SG&A expenses	$642.4	$550.0	$508.8	$92.4		$41.2
SG&A expenses as a percentage of net sales	38.3%	38.0%	38.5%	0.3	pts.	(0.5	)pts.

        The $92.4 million increase in SG&A expenses in 2011 was due primarily to higher sales and marketing expenses in the United States and Europe, mainly to support the transcatheter heart valve program, including the launch in the United States. Foreign currency rate fluctuations increased SG&A expenses by $21.3 million due to the strengthening of various currencies against the United States dollar, primarily the Euro and the Japanese yen.

        The $41.2 million increase in SG&A expenses in 2010 was primarily in Europe due to (1) higher sales and marketing expenses, primarily to support the transcatheter heart valve program, and (2) higher sales-related spending in the Critical Care and Surgical Heart Valve Therapy product lines. Foreign currency had an unfavorable impact of $2.7 million, primarily due to the strengthening of various currencies against the United States dollar, primarily the Japanese yen, partially offset by the weakening of the Euro against the United States dollar.

  Research and Development Expenses
  (dollars in millions)

	Years Ended December 31,			Change
	2011	2010	2009	2011		2010
Research and development expenses	$246.3	$204.4	$175.5	$41.9		$28.9
Research and development expenses as a percentage of net sales	14.7%	14.1%	13.3%	0.6	pts.	0.8	pts.

        The increase in research and development expenses in 2011 was due primarily to additional investments in clinical studies and new product development efforts in the transcatheter heart valve program.

        The increase in research and development expenses in 2010 was due to additional investments in all major product lines, primarily the transcatheter heart valve program.

        The following are the developments related to the Company's transcatheter heart valve program:

  •
  the Company received conditional IDE approval from the FDA in March 2007 to initiate The PARTNER Trial, a pivotal clinical trial of the Company's Edwards SAPIEN transcatheter heart valve technology. The PARTNER Trial, which has two study arms, evaluated the Edwards SAPIEN transcatheter heart valve in patients who are considered at high risk for conventional open-heart valve surgery. In the first study arm ("Cohort A"), patients were randomized on a 1:1 basis to either high risk surgery or the Edwards SAPIEN transcatheter heart valve. In the second study arm ("Cohort B"), patients who were deemed non-operable were randomized 1:1 to medical management or the Edwards SAPIEN transcatheter heart valve. In addition, the Company received FDA approval for non-randomized continued access for all of its existing PARTNER sites. During 2010, positive one-year data from Cohort B was published and the Company completed the submission of its pre-market approval application ("PMA") to the FDA. In November 2011, the Company received approval from the FDA for the transfemoral delivery of the Edwards SAPIEN transcatheter heart valve for treatment of certain inoperable patients with severe symptomatic aortic stenosis. During the second quarter of 2011, the Company announced that one-year Cohort A trial data met all its primary endpoints and submitted its PMA for Cohort A to the FDA;

  •
  in the United States, the Company submitted an IDE for the Edwards SAPIEN XT transcatheter heart valve in October 2009. The PARTNER II trial will evaluate the Edwards SAPIEN XT with both the NovaFlex and Ascendra2 delivery systems. In February 2011, the Company received conditional IDE approval from the FDA for the first pivotal cohort of the PARTNER II trial ("PARTNER II Cohort B"). PARTNER II Cohort B is a study of up to 600 inoperable patients with severe, symptomatic aortic stenosis using a 1:1 randomization of the Edwards SAPIEN XT with the NovaFlex transfemoral delivery system versus the Edwards SAPIEN with the RetroFlex 3 delivery system. In January 2012, the Company completed enrollment in this cohort of inoperable patients. In November 2011, the Company received conditional IDE approval from the FDA for the second planned cohort ("PARTNER II Cohort A"). PARTNER II Cohort A is a non-inferiority study of up to 2,000 patients with severe, symptomatic aortic valve stenosis who have an elevated risk for traditional open-heart surgery. Patients will be evenly randomized to receive the Edwards SAPIEN XT valve or surgery. Those undergoing transcatheter valve replacement will be treated either transfemorally or transapically;

  •
  in Japan, the Company began enrolling patients in a clinical trial with its SAPIEN XT valve, called PREVAIL JAPAN, during 2010. The PREVAIL JAPAN clinical trial will evaluate SAPIEN XT with both the transfemoral and transapical delivery systems. The Company believes that successful trial completion could result in an approval as early as 2013; and

  •
  in Europe, the Company expects to commence clinical trials in 2012 for SAPIEN 3, its next generation balloon-expandable valve that includes a unique feature to further reduce parvalvular leak, and CENTERA, its repositionable, self-expanding valve featuring a motorized delivery system designed for stable deployment and single operator use.

  Special Charges (Gains), net
  (in millions)

	Years Ended December 31,
	2011	2010	2009
European receivables	$12.8	$—	$—
Realignment expenses	5.5	7.2	—
Settlements and litigation	3.3	—	3.8
MONARC program discontinuation	—	8.3	—
Investment impairment	—	7.2	1.6
Gain on sale of assets, net	—	—	(86.9)
Charitable fund contribution	—	—	15.0
Adjustment to capitalized patent enforcement costs	—	—	3.7
Reserve reversal	—	—	(1.0)

Total special charges (gains), net	$21.6	$22.7	$(63.8)

  European Receivables

        During 2011, the Company recorded a $12.8 million charge to reflect the increased risk associated with its southern European receivables, primarily Greece.

  Realignment Expenses

        In December 2011, the Company recorded a $5.5 million charge related primarily to severance expenses associated with a global workforce realignment impacting 49 employees. As of December 31, 2011, the Company's remaining severance obligations of $5.2 million are expected to be substantially paid by March 2013.

        In December 2010, the Company recorded a $7.2 million charge related primarily to severance expenses associated with a global workforce realignment impacting 84 employees. As of December 31, 2011, the Company's remaining severance obligations of $1.2 million are expected to be substantially paid by June 2012.

  Settlements and Litigation

        In December 2011, the Company recorded a $3.3 million charge related to a litigation settlement.

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

  Investment Impairment

        During 2010, the Company recorded a $7.2 million charge related to the other-than-temporary impairment of certain of its investments in unconsolidated affiliates. The Company concluded that the impairment of these investments was other-than-temporary based upon the continuing duration and severity of the impairment.

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

  Gain on Sale of Assets, net

        In September 2009, the Company sold its hemofiltration product line. Under the terms of the agreement, the Company received a cash payment of $55.9 million, and was entitled to earn-out payments up to $9.0 million based on certain revenue objectives to be achieved by the buyer over the two years following the sale. As of March 31, 2011, all earn-out payments had been earned. The sale resulted in a pre-tax gain of $43.6 million consisting of the cash proceeds of $55.9 million, offset by $8.5 million related to the net book value of inventory, fixed assets and intangible assets that were sold, satisfaction of a $0.6 million receivable, a $0.5 million write-off of goodwill associated with this product line and $2.7 million of transaction and other costs related to the sale. In connection with this transaction, the Company also recorded a $1.5 million charge in June 2009 for transaction costs and employee severance.

        In March 2009, the Company recorded a $2.8 million gain related to the sale of its distribution rights in Europe for a specialty vascular graft.

        In January 2008, the Company sold certain assets related to the Edwards LifeStent peripheral vascular product line. During 2009, under the terms of the sale agreement, the Company received $42.0 million in milestone payments.

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

  Reserve Reversal

        During 2004, the Company discontinued its Lifepath AAA endovascular graft program. In March 2009, upon completion of its remaining clinical obligations related to this program, the Company reversed its remaining $1.0 million clinical reserve.

  Interest Expense

        Interest expense was $3.1 million, $2.4 million and $2.7 million in 2011, 2010 and 2009, respectively. The $0.7 million increase in interest expense for 2011 resulted primarily from a higher average debt balance as compared to the prior year. The $0.3 million decrease in interest expense for 2010 resulted primarily from prior year interest expense related to a sales and use tax audit settlement, partially offset by a higher average debt balance as compared to the prior year.

  Interest Income

        Interest income was $3.4 million, $0.9 million and $1.6 million in 2011, 2010 and 2009, respectively. The $2.5 million increase in interest income for 2011 resulted primarily from higher investment returns. The

$0.7 million decrease in interest income for 2010 resulted primarily from lower average interest rates, partially offset by higher balances of cash and cash equivalents.

  Other Income, net
  (in millions)

	Years Ended December 31,
	2011	2010	2009
Gains on investments in unconsolidated affiliates	$(5.4)	$(0.8)	$(1.2)
Foreign exchange losses (gains), net	1.9	(0.2)	(2.3)
Earn-out payments	(1.0)	(6.0)	(2.1)
Other	(0.3)	(1.1)	1.9

Total other income, net	$(4.8)	$(8.1)	$(3.7)

        The gains on investments in unconsolidated affiliates primarily represents the Company's net share of gains and losses in investments accounted for under the equity method, and realized gains and losses on the Company's available-for-sale and cost method investments.

        The foreign exchange losses (gains) relate to the foreign currency fluctuations in the Company's global trade and intercompany receivable and payable balances. Foreign exchange fluctuations (primarily related to United States dollar payables in non-United States dollar functional currency locations) resulted in a net loss in 2011.

        In September 2009, the Company sold its hemofiltration product line. In connection with the transaction, the Company was entitled to earn-out payments up to $9.0 million based on certain revenue objectives to be achieved by the buyer over the two years following the sale. As of March 31, 2011, all earn-out payments had been earned.

  Provision for Income Taxes

        The Company's effective income tax rates for 2011, 2010 and 2009 were impacted as follows (in millions):

	Years Ended December 31,
	2011	2010	2009
Income tax expense at U.S. federal statutory rate	$99.2	$93.9	$106.5
Foreign income tax at different rates	(57.4)	(28.1)	(27.9)
U.S. tax on foreign earnings, net of credits	11.8	2.2	1.0
Tax credits, federal and state	(10.4)	(7.8)	(5.5)
State and local taxes, net of federal tax benefit	4.6	4.1	4.9
Release of reserve for uncertain tax positions for prior years	(4.1)	(13.4)	(3.8)
Nondeductible stock-based compensation	1.9	1.9	1.4
Other	1.3	(2.6)	(1.3)

Income tax provision	$46.9	$50.2	$75.3

  Reserve for Uncertain Tax Positions

        As of December 31, 2011 and 2010, the liability for income taxes associated with uncertain tax positions was $78.0 million and $55.1 million, respectively. The Company estimates that these liabilities would be reduced by $6.8 million and $4.7 million, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments. The net amounts of $71.2 million and $50.4 million, respectively, if not required, would favorably affect the Company's effective tax rate.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest, penalties and foreign exchange, is as follows (in millions):

	December 31,
	2011	2010	2009
Unrecognized tax benefits, January 1	$55.1	$47.1	$35.9
Current year tax positions	26.0	20.8	15.7
Increase prior period tax positions	5.9	8.6	8.9
Decrease prior period tax positions	(5.5)	(20.1)	(9.4)
Settlements	(0.1)	(0.1)	(3.6)
Lapse of statutes of limitations	(3.4)	(1.2)	(0.4)

Unrecognized tax benefits, December 31	$78.0	$55.1	$47.1

        The Company recognizes interest and penalties, if any, related to uncertain tax positions in the provision for income taxes. As of December 31, 2011, the Company had accrued $2.0 million (net of $1.2 million tax benefit) of interest related to uncertain tax positions, and as of December 31, 2010, the Company had accrued $1.7 million (net of $1.4 million tax benefit) of interest related to uncertain tax positions.

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

        At December 31, 2011, all material state, local and foreign income tax matters have been concluded for years through 2006. The Internal Revenue Service has completed its examination of the Company's 2007 and 2008 tax years for all matters except for certain transfer pricing issues. The appeals process for those transfer pricing issues is on-going. The Internal Revenue Service began its examination of the 2009 and 2010 tax years during the second quarter of 2011. As a result of on-going negotiations of an Advanced Pricing Agreement between Switzerland and the United States, the expiration of statutes of limitations, and the possible settlement of on-going audits in several jurisdictions for multiple years throughout the world, the total liability for unrecognized tax benefits may change within the next 12 months. The range of such change could vary, but the amount of such change is not expected to be material.

        In February 2009, California enacted tax legislation which was effective beginning 2011. The impact of the new legislation has been considered in determining the Company's tax provision for 2011, including the realizability of its California research and development credit carryforward.

        The Company has received tax incentives in Puerto Rico, Dominican Republic, Singapore and Switzerland. The tax reductions as compared to the local statutory rates favorably impacted earnings per diluted share for the years ended December 31, 2011, 2010 and 2009 by $0.40, $0.34 and $0.31, respectively. The Puerto Rico, Dominican Republic, Singapore and Switzerland grants provide the Company's manufacturing operations partial or full exemption from local taxes until the years 2013, 2017, 2024 and 2015, respectively. The Company is engaged in negotiations with the Puerto Rican government for an extension of the Puerto Rico grant. The Singapore grant was extended during 2011 for an additional five years and will now terminate in 2024.

Liquidity and Capital Resources

        The Company's sources of cash liquidity include cash on hand and cash equivalents, short-term investments (bank time deposits with original maturities over three months but less than one year), amounts available under credit facilities and cash from operations. The Company believes that these sources are sufficient to fund the current requirements of working capital, capital expenditures and other financial commitments. The Company further believes that it has the financial flexibility to attract long-term capital to fund short-term and long-term growth objectives. However, no assurances can be given that such long-term capital will be available to the Company on favorable terms, or at all.

        As of December 31, 2011, cash and cash equivalents and short-term investments held outside the United States were approximately $409.2 million, and have historically been used to fund international operations. The Company believes that cash held in the United States, in addition to amounts available under credit facilities and cash from operations, are sufficient to fund its United States operating requirements. The majority of cash and cash equivalents and short-term investments held outside the United States relate to undistributed earnings of certain of the Company's foreign subsidiaries which are considered to be indefinitely reinvested by the Company. Repatriations of cash and cash equivalents and short-term investments held outside the United States are subject to restrictions in certain jurisdictions and may be subject to withholding and other taxes. The potential tax liability related to any repatriation would be dependent on the facts and circumstances that would exist at the time such repatriation is made and the complexities of the tax laws of the United States and the respective foreign jurisdictions.

        In July 2011, Edwards Lifesciences entered into a Four-Year Credit Agreement ("the Credit Facility") which matures on July 29, 2015. The proceeds of the Credit Facility were used to refinance the Company's previous Five-Year Unsecured Revolving Credit Agreement ("the Credit Agreement"). The Credit Facility provides up to an aggregate of $500.0 million in borrowings in multiple currencies. Borrowings generally bear interest at the London interbank offering rate ("LIBOR") plus 0.875%, subject to adjustment for leverage ratio changes as defined in the Credit Facility. The Company also pays a facility fee of 0.125% on the entire $500.0 million facility whether or not drawn. The facility fee is also subject to adjustment for leverage ratio changes. As of December 31, 2011, borrowings of $150.4 million were outstanding under the Credit Facility and have been classified as long-term obligations as these borrowings are expected to be refinanced pursuant to the Credit Facility. The Credit Facility is unsecured and contains various financial and other covenants, including a maximum leverage ratio and a minimum interest coverage ratio, as defined in the Credit Facility. As of December 31, 2011, the Company was in violation of certain covenants as a result of the Company's restatement of its 2011 interim consolidated condensed financial statements. See Note 20 to the "Consolidated Financial Statements" for further information. Subsequent to the balance sheet date, the Company obtained a waiver for this noncompliance from the lenders.

        In March 2011, the Company acquired all the outstanding shares of Embrella Cardiovascular, Inc. ("Embrella"), including shares already owned by the Company, for an aggregate purchase price of $42.6 million. The purchase price was funded with cash on hand and borrowings under the Credit Agreement. Embrella was a start-up medical device company developing a device for cerebral embolic protection during cardiovascular procedures.

        In February 2010, the Board of Directors approved a stock repurchase program authorizing the Company to purchase on the open market and in privately negotiated transactions up to $500.0 million of the Company's common stock. In September 2011, the Board of Directors approved a new stock repurchase program authorizing the Company to purchase on the open market and in privately negotiated transactions up to an additional $500.0 million of the Company's common stock. Stock repurchased under these programs has been used primarily to offset obligations under the Company's employee stock incentive programs and reduce the total shares outstanding. During 2011, the Company repurchased 3.8 million shares at an aggregate cost of $300.1 million and had remaining authority to purchase $597.9 million of the Company's common stock. In addition to shares repurchased under the stock repurchase program, the Company also acquired shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

        Net cash flows provided by operating activities of $314.5 million for 2011 increased $63.1 million from 2010 due primarily to higher operating profits and a $49.1 million positive impact from decreased excess tax benefits from stock plans due to credit carryforwards and net operating losses in the United States in 2011 resulting in excess tax benefits that were not realized. This increase was partially offset by higher working capital needs (primarily inventory and accounts receivables).

        Net cash flows provided by operating activities of $251.4 million for 2010 increased $86.1 million from 2009 due primarily to (1) a $39.0 million cash payment during 2009 to terminate the Company's accounts receivable securitization program in Japan, (2) lower supplier payments in 2010 compared to 2009 and (3) higher operating profits. These increases were partially offset by higher inventory purchases in 2010, primarily related to the transcatheter heart valve product line, and the negative impact from increased excess tax benefits from stock plans due to the appreciation in the Company's stock price and increased exercises (which is offset in financing activities).

        Net cash used in investing activities of $412.8 million in 2011 consisted primarily of net purchases of short-term investments of $293.4 million, a $42.6 million payment associated with the acquisition of Embrella, and capital expenditures of $82.9 million.

        Net cash used in investing activities of $61.5 million in 2010 consisted primarily of capital expenditures of $61.8 million.

        Net cash used in financing activities of $135.2 million in 2011 consisted primarily of net purchases of treasury stock of $303.4 million, partially offset by net proceeds from debt of $104.4 million and proceeds from stock plans of $59.5 million.

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

        A summary of all of the Company's contractual obligations and commercial commitments as of December 31, 2011 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Debt	$150.4	$—	$—	$150.4	$—
Interest on debt	10.4	2.9	5.8	1.7	—
Operating leases	81.4	14.2	22.1	14.5	30.6
Pension obligations(a)	6.5	6.5	—	—	—
Contractual development obligations(b)	5.2	0.5	4.4	0.3	—
Capital commitment obligations(c)	2.3	0.6	1.7	—	—

Total contractual cash obligations(d)	$256.2	$24.7	$34.0	$166.9	$30.6

(a)
The amount included in "Less Than 1 Year" reflects anticipated contributions to the Company's various pension plans. Anticipated contributions beyond one year are not determinable. The total accrued benefit liability for the Company's pension plans recognized as of December 31, 2011 was $41.8 million. This amount is impacted by, among other items, pension expense funding levels, changes in plan demographics and assumptions, and investment return on plan assets. Therefore, the Company is unable to make a reasonably reliable estimate of the amount and period in which the liability might be paid, and did not include this amount in the contractual obligations table. See Note 11 to the "Consolidated Financial Statements" for further information.

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

(d)
As of December 31, 2011, the liability for uncertain tax positions including interest was $81.2 million. As a result of on-going negotiations of an Advanced Pricing Agreement between Switzerland and the United States, the expiration of statutes of limitations, and the possible settlement of on-going audits in several jurisdictions for multiple years throughout the world, the total liability for unrecognized tax benefits may change within the next 12 months. The range of such change could vary, but the amount of such change is not expected to be material.

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

        The Company's primary sales adjustment relates to distributor rebates which are given to the Company's United States distributors and represents the difference between the Company's sales price to the distributor (at the Company's distributor "list price") and the negotiated price to be paid by the end-customer. This distributor rebate is recorded by the Company as a reduction to sales and a reduction to the distributor's accounts receivable at the time of sale to a distributor. The Company validates the distributor rebate accrual quarterly through either a review of the inventory reports obtained from its distributors or an estimate of its distributor's inventory. This distributor inventory information is used to verify the estimated liability for future distributor rebate claims based on historical rebates and contract rates. The Company periodically monitors current pricing trends and distributor inventory levels to ensure the credit for future distributor rebates is fairly stated.

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

  Allowance for Doubtful Accounts

        The Company records allowances for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions. The credit and economic conditions within Italy, Spain, Portugal and Greece, among other members of the European Union, have deteriorated as these countries have experienced slower economic growth and higher debt levels. When evaluating its allowances for doubtful accounts related to these European receivables, the Company's analysis considers a number of factors including evidence of the customer's ability to comply with credit terms, economic conditions and procedures implemented by the Company to collect the historical receivables. Additional allowances for doubtful accounts may be required if there is deterioration in past due balances, if economic conditions are less favorable than the Company has anticipated, or for customer-specific circumstances, such as financial difficulty. The allowance for doubtful accounts was $19.0 million and $11.6 million at December 31, 2011 and 2010, respectively.

  Excess and Obsolete Inventory

        The Company records allowances for excess and obsolete inventory based on historical and estimated future demand and market conditions. Additional inventory allowances may be required if future demand or market conditions are less favorable than the Company has estimated. A write-down for excess or inactive inventory is recorded for inventory which is obsolete, nearing its expiration date (generally triggered at six months prior to expiration), is damaged or slow moving (defined as quantities in excess of a two year supply). The allowance for excess and obsolete inventory was $12.9 million and $11.2 million at December 31, 2011 and 2010, respectively.

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

  Impairment of Goodwill and Long-Lived Assets

        The Company evaluates the carrying value of goodwill in the fourth quarter of each fiscal year. In evaluating goodwill, the Company completes a two-step goodwill impairment test. The Company identifies its reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including existing goodwill, to those reporting units. The fair value of the reporting unit is estimated based on the Company's market capitalization and a market revenue multiple. If the carrying amount of the reporting unit exceeds its fair value, the Company will perform the second step of the impairment test to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of a reporting unit's goodwill with its carrying value. In 2011, 2010 and 2009, the Company did not perform the second step of the impairment test as the fair value of each reporting unit exceeded its respective carrying value.

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

  Income Taxes

        Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The Company evaluates quarterly the realizability of its deferred tax assets by assessing its valuation allowance and adjusting the amount, if necessary. The factors used to assess the likelihood of realization are both historical experience and the Company's forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the Company's effective tax rate on future earnings.

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

        As a result of on-going negotiations of an Advanced Pricing Agreement, the expiration of statutes of limitations, and the possible settlement of on-going audits in several jurisdictions for multiple years throughout the world, the total liability for unrecognized tax benefits may change within the next 12 months. The range of such change could vary, but the amount of such change is not expected to be material.

        The Company has approximately $29.5 million of California research expenditure tax credits it expects to use in future periods. The credits may be carried forward indefinitely. Based upon anticipated future taxable income over an extended number of years, the Company expects all California research expenditure tax credits to be fully utilized; accordingly, no valuation allowance has been provided.

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

        In December 2011, the FASB issued an amendment to the accounting guidance on disclosures about offsetting assets and liabilities. The guidance requires an entity to disclose both gross and net information about financial instruments and derivative instruments that are eligible for offset in the consolidated balance sheet or subject to an enforceable master netting arrangement or similar agreement. The guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        The Company's business and financial results are affected by fluctuations in world financial markets, including changes in currency exchange rates and interest rates. The Company manages these risks through a combination of normal operating and financing activities and derivative financial instruments. The Company uses foreign currency forward exchange contracts and option-based products to mitigate its exposure to fluctuations in foreign currency rates. The Company does not use derivative financial instruments for trading or speculative purposes.

Interest Rate Risk

        In addition to available cash and cash from operations, the Company uses short- and long-term debt to finance business activities. The Company is exposed to interest rate risk on its debt obligations. The Company manages this risk through normal financing and investing activities and is not currently using derivative financial instruments to manage interest rate risk. A hypothetical 10% increase in the Company's weighted-average interest rate would have an immaterial effect on the Company's financial condition and results of operations.

        For more information related to outstanding debt obligations, see Note 8 to the "Consolidated Financial Statements."

Currency Risk

        The Company is exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances and results of the Company's non-United States subsidiaries into United States dollars, currency gains and losses related to intercompany and third-party transactions denominated in currencies other than a location's functional currency, and currency gains and losses associated with intercompany loans. The Company's principal currency exposures relate to the Japanese yen and the Euro. The Company's objective is to minimize the volatility of its exposure to these risks through a combination of normal operating and financing activities and the use of derivative financial instruments in the form of foreign currency forward exchange contracts and foreign currency options contracts. The Company does not hedge its exposure related to its net investments in its non-United States subsidiaries. The total notional amounts of the Company's derivative financial instruments entered into for foreign currency management purposes at December 31, 2011 and 2010 were $759.5 million and $539.2 million, respectively. A hypothetical 10% increase/decrease in the value of the United States dollar against all hedged currencies would increase/decrease the fair value of these derivative contracts by $50.4 million and $51.7 million, respectively. Any gains or losses on the fair value of derivative contracts would generally be offset by gains and losses on the underlying transactions and would not be significant to the Company's financial condition or results of operations.

        For more information related to outstanding foreign exchange contracts, see Notes 2 and 10 to the "Consolidated Financial Statements."

Credit Risk

        Derivative financial instruments involve credit risk in the event the financial institution counterparty should default. It is the Company's policy to execute such instruments with major financial institutions that the Company believes to be creditworthy. At December 31, 2011, all derivative financial instruments were with bank counterparties assigned investment grade ratings of "A" or better by national rating agencies. The Company further diversifies its derivative financial instruments among counterparties to minimize exposure to any one of these entities. The Company has not experienced a counterparty default and does not anticipate any non-performance by the Company's current derivative counterparties.

Concentrations of Risk

        The Company invests excess cash in bank time deposits and diversifies the concentration of cash amongst different financial institutions.

        In the normal course of business, Edwards Lifesciences provides credit to customers in the healthcare industry, performs credit evaluations of these customers and maintains allowances for potential credit losses which have historically been adequate compared to actual losses. In 2011, the Company had no customers that represent greater than 10% of its total net sales or accounts receivable, net.

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

        During 2011, the Company recorded a $12.8 million charge to reflect the increased risk associated with its Southern European receivables, primarily Greece. A significant further decline in sovereign credit ratings or a debt default in Greece, or in other European countries, may decrease the likelihood that the Company will collect these accounts receivable, which could result in a negative impact to the Company's operating results. As of December 31, 2011, the Company's accounts receivables, net of the allowance for doubtful accounts, from customers in Italy, Spain, Portugal and Greece were $113.7 million.

Investment Risk

        Edwards Lifesciences is exposed to investment risks related to changes in the fair values of its investments. The Company invests in equity instruments of public and private companies. These investments are classified in "Investments in Unconsolidated Affiliates" on the consolidated balance sheets.

        As of December 31, 2011, Edwards Lifesciences had $21.8 million of investments in equity instruments of other companies and had recorded unrealized gains of $1.1 million on these investments in "Accumulated Other Comprehensive Loss," net of tax. Should these companies experience a decline in financial condition or fail to meet certain development milestones, the decline in the investments' values may be considered other than temporary and impairment charges may be necessary.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Edwards Lifesciences Corporation:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Edwards Lifesciences Corporation and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the effective controls not being in place with respect to communication to appropriate financial reporting personnel from other departments of changes to information impacting classification and disclosures in the financial statements existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2011 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Irvine, California
February 27, 2012

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except par value)

	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$171.2	$396.1
Short-term investments (Notes 2 and 20)	279.3	—
Accounts receivable, net (Note 4)	283.8	277.3
Other receivables	36.9	25.2
Inventories, net (Note 4)	261.3	203.6
Deferred income taxes	43.9	32.3
Prepaid expenses	35.0	35.4
Other current assets	57.1	62.7

Total current assets	1,168.5	1,032.6
Long-term accounts receivable, net (Note 4)	24.6	—
Property, plant and equipment, net (Note 4)	304.3	269.8
Goodwill (Note 6)	349.8	315.2
Other intangible assets, net (Note 6)	66.9	67.1
Investments in unconsolidated affiliates (Note 7)	21.8	25.0
Deferred income taxes	20.0	44.5
Other assets	24.6	13.0

Total assets	$1,980.5	$1,767.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$85.0	$47.6
Accrued liabilities (Note 4)	234.8	226.1
Taxes payable	15.4	22.3
Short-term debt (Note 8)	—	41.8

Total current liabilities	335.2	337.8

Long-term debt (Note 8)	150.4	—

Other long-term liabilities	157.0	121.2

Commitments and contingencies (Notes 8 and 16)
Stockholders' equity (Note 11)
Preferred stock, $.01 par value, authorized 50.0 shares, no shares outstanding	—	—
Common stock, $1.00 par value, 350.0 shares authorized, 120.0 and 117.0 shares issued, and 114.1 and 115.0 shares outstanding, respectively	120.0	117.0
Additional paid-in capital	300.5	211.3
Retained earnings	1,360.7	1,124.0
Accumulated other comprehensive loss	(37.5)	(42.1)
Treasury stock, at cost, 5.9 and 2.0 shares, respectively	(405.8)	(102.0)

Total stockholders' equity	1,337.9	1,308.2

Total liabilities and stockholders' equity	$1,980.5	$1,767.2

The accompanying notes are an integral part of these consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share information)

	Years Ended December 31,
	2011	2010	2009
Net sales	$1,678.6	$1,447.0	$1,321.4
Cost of goods sold	489.8	408.3	399.1

Gross profit	1,188.8	1,038.7	922.3
Selling, general and administrative expenses	642.4	550.0	508.8
Research and development expenses	246.3	204.4	175.5
Special charges (gains), net (Note 3)	21.6	22.7	(63.8)
Interest expense	3.1	2.4	2.7
Interest income	(3.4)	(0.9)	(1.6)
Other income, net (Note 14)	(4.8)	(8.1)	(3.7)

Income before provision for income taxes	283.6	268.2	304.4
Provision for income taxes (Note 15)	46.9	50.2	75.3

Net income	$236.7	$218.0	$229.1

Share information (Note 2):
Earnings per share:
Basic	$2.07	$1.92	$2.04
Diluted	$1.98	$1.83	$1.95
Weighted-average number of common shares outstanding:
Basic	114.6	113.7	112.5
Diluted	119.4	119.2	117.5

The accompanying notes are an integral part of these consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net income	$236.7	$218.0	$229.1
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	58.0	56.5	58.7
Stock-based compensation (Notes 2 and 12)	35.0	29.3	28.3
Excess tax benefit from stock plans (Notes 2 and 12)	(6.0)	(55.1)	(20.6)
Deferred income taxes	(0.6)	(11.2)	(10.0)
Special charges (gains), net (Note 3)	21.2	22.7	(75.5)
Loss (gain) on trading securities	1.0	(2.7)	(3.3)
Other	(1.1)	(5.0)	0.3
Changes in operating assets and liabilities:
Accounts and other receivables, net	(53.7)	(34.2)	(58.9)
Accounts receivable securitization	—	—	7.3
Inventories, net	(57.0)	(36.8)	(13.1)
Accounts payable and accrued liabilities	61.7	63.6	2.7
Prepaid expenses and other current assets	20.6	(2.5)	7.6
Other	(1.3)	8.8	12.7

Net cash provided by operating activities	314.5	251.4	165.3

Cash flows from investing activities
Capital expenditures	(82.9)	(61.8)	(64.0)
Purchases of short-term investments (Note 2 and 20)	(643.3)	—	—
Proceeds from short-term investments (Note 2 and 20)	349.9	—	11.4
Acquisition (Note 5)	(42.6)	—	—
Proceeds from sale of assets (Note 3)	3.9	6.6	97.9
Investments in unconsolidated affiliates	(2.3)	(6.9)	(5.8)
Proceeds from unconsolidated affiliates	9.1	2.2	2.3
Investments in intangible assets	(7.7)	(1.2)	—
Proceeds from (investments in) trading securities, net	3.1	(0.4)	(1.7)

Net cash (used in) provided by investing activities	(412.8)	(61.5)	40.1

Cash flows from financing activities
Payments on debt	(421.7)	(302.8)	(213.9)
Proceeds from issuance of debt	526.1	254.4	129.3
Purchases of treasury stock	(303.4)	(200.0)	(95.5)
Proceeds from stock plans	59.5	92.1	66.7
Excess tax benefit from stock plans (Notes 2 and 12)	6.0	55.1	20.6
Other	(1.7)	(2.7)	1.0

Net cash used in financing activities	(135.2)	(103.9)	(91.8)

Effect of currency exchange rate changes on cash and cash equivalents	8.6	(24.0)	1.8

Net (decrease) increase in cash and cash equivalents	(224.9)	62.0	115.4
Cash and cash equivalents at beginning of year	396.1	334.1	218.7

Cash and cash equivalents at end of year	$171.2	$396.1	$334.1

Supplemental disclosures:
Cash paid during the year for:
Interest	$3.2	$2.4	$2.7
Income taxes	$15.4	$14.7	$34.2
Non-cash investing and financing transactions:
Distribution of treasury shares to effect stock split	$—	$970.3	$—

The accompanying notes are an integral part of these consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
COMPREHENSIVE INCOME (LOSS)

(in millions)

	Common Stock		Treasury Stock				Accumulated Other Comprehensive Income (Loss)
					Additional Paid-In Capital	Retained Earnings		Total Stockholders' Equity	Comprehensive Income (Loss)
	Shares	Par Value	Shares	Amount
BALANCE AT DECEMBER 31, 2008	73.7	73.7	17.8	(776.8)	940.4	676.9	(35.4)	878.8
Comprehensive income
Net income						229.1		229.1	$229.1
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments							17.3	17.3	17.3
Unrealized loss on cash flow hedges							(3.5)	(3.5)	(3.5)
Unrealized gain on available-for-sale investments							4.1	4.1	4.1
Reclassification of net realized investment loss to earnings							0.6	0.6	0.6
Defined benefit pension plans—net actuarial gain							9.0	9.0	9.0
Common stock issued under equity plans, including tax benefits and other	2.4	2.4			87.1			89.5
Tax benefit due to redemption of convertible debt					0.2			0.2
Stock-based compensation expense					28.3			28.3
Purchase of treasury stock			1.5	(95.5)				(95.5)

BALANCE AT DECEMBER 31, 2009	76.1	76.1	19.3	(872.3)	1,056.0	906.0	(7.9)	1,157.9	$256.6

Comprehensive income
Net income						218.0		218.0	$218.0
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments							(24.9)	(24.9)	(24.9)
Unrealized loss on cash flow hedges							(6.8)	(6.8)	(6.8)
Unrealized loss on available-for-sale investments							(0.8)	(0.8)	(0.8)
Reclassification of net realized investment loss to earnings							4.0	4.0	4.0
Defined benefit pension plans—net actuarial loss							(5.7)	(5.7)	(5.7)
Common stock issued under equity plans, including tax benefits and other	4.3	4.3			132.9			137.2
Stock-based compensation expense					29.3			29.3
Purchase of treasury stock			3.1	(200.0)				(200.0)
Stock issued to effect stock split	36.6	36.6	(20.4)	970.3	(1,006.9)			—

BALANCE AT DECEMBER 31, 2010	117.0	117.0	2.0	(102.0)	211.3	1,124.0	(42.1)	1,308.2	$183.8

The accompanying notes are an integral part of these consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
COMPREHENSIVE INCOME (LOSS) (Continued)

(in millions)

	Common Stock		Treasury Stock				Accumulated Other Comprehensive Income (Loss)
					Additional Paid-In Capital	Retained Earnings		Total Stockholders' Equity	Comprehensive Income (Loss)
	Shares	Par Value	Shares	Amount
BALANCE AT DECEMBER 31, 2010	117.0	$117.0	2.0	$(102.0)	$211.3	$1,124.0	$(42.1)	$1,308.2
Comprehensive income
Net income						236.7		236.7	$236.7
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments							(5.2)	(5.2)	(5.2)
Unrealized gain on cash flow hedges							16.8	16.8	16.8
Unrealized loss on available-for-sale investments							(0.1)	(0.1)	(0.1)
Reclassification of net realized investment gain to earnings							(1.0)	(1.0)	(1.0)
Defined benefit pension plans—net actuarial loss and other (Note 13)							(5.9)	(5.9)	(5.9)
Common stock issued under equity plans, including tax benefits and other	3.0	3.0			54.2			57.2
Stock-based compensation expense					35.0			35.0
Purchase of treasury stock			3.9	(303.8)				(303.8)

BALANCE AT DECEMBER 31, 2011	120.0	$120.0	5.9	$(405.8)	$300.5	$1,360.7	$(37.5)	$1,337.9	$241.3

The accompanying notes are an integral part of these consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS

        Edwards Lifesciences Corporation ("Edwards Lifesciences" or the "Company") conducts operations worldwide and is managed in the following geographical regions: United States, Europe, Japan and Rest of World. Edwards Lifesciences is a global leader in the science of heart valves and hemodynamic monitoring. The Company develops innovative technologies in the areas of structural heart disease and critical care monitoring.

        The products and technologies provided by Edwards Lifesciences to treat advanced cardiovascular disease or critically ill patients are categorized into the following main areas: Heart Valve Therapy; Critical Care; Cardiac Surgery Systems; and Vascular. The Company's Heart Valve Therapy products include tissue heart valves and heart valve repair products. The Critical Care products include hemodynamic monitoring systems used to measure a patient's cardiovascular function, and disposable pressure transducers. Prior to September 2009, Edwards Lifesciences provided products for continuous renal replacement therapy ("hemofiltration product line"). The Company sold the hemofiltration product line in September 2009. The Company's Cardiac Surgery Systems products include a diverse line of products for use during cardiac surgery, including cannulae, embolic protection devices and other products used during cardiopulmonary bypass procedures. Cardiac Surgery Systems also includes the Company's minimally invasive surgery product line. The Vascular products include a line of balloon catheter-based products, surgical clips and inserts, and, until the first quarter of 2011, artificial implantable grafts. Edwards Lifesciences manufactured and sold LifeStent balloon-expandable and self-expanding non-coronary stents until the sale of this product line in January 2008. The Company continued to manufacture these products for the buyer until September 2009 when manufacturing was transferred to the buyer.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of Edwards Lifesciences and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

        The consolidated financial statements of Edwards Lifesciences have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America ("GAAP") which have been applied consistently in all material respects. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Estimates are used in accounting for, among other items, sales returns and reserves, rebate reserves, allowances for doubtful accounts, reserves for excess and obsolete inventory, investments in unconsolidated affiliates, the valuation of goodwill and other intangible assets, the allocation of purchase price for acquisitions, workers compensation liabilities, employee benefit-related liabilities, income taxes, asset impairments, forecasted transactions to be hedged, litigation reserves and contingencies.

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

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The effects of foreign currency translation adjustments for these entities are deferred and reported in stockholders' equity as "Accumulated Other Comprehensive Loss." The effects of foreign currency transactions denominated in a currency other than an entity's functional currency are included in "Other Income, net."

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

        The Company's primary sales adjustment relates to distributor rebates which are given to the Company's United States distributors and represents the difference between the Company's sales price to the distributor (at the Company's distributor "list price") and the negotiated price to be paid by the end-customer. This distributor rebate is recorded by the Company as a reduction to sales and a reduction to the distributor's accounts receivable at the time of sale to a distributor. The Company validates the distributor rebate accrual quarterly through either a review of the inventory reports obtained from its distributors or an estimate of its distributor's inventory. This distributor inventory information is used to verify the estimated liability for future distributor rebate claims based on historical rebates and contract rates. The Company periodically monitors current pricing trends and distributor inventory levels to ensure the credit for future distributor rebates is fairly stated.

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

Shipping and Handling Costs

        Shipping costs, which are costs incurred to physically move product from the Company's premises to the customer's premises, are included in "Selling, General and Administrative Expenses." Handling costs, which are costs incurred to store, move and prepare products for shipment, are included in "Cost of Goods Sold." For the

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

years ended December 31, 2011, 2010 and 2009, shipping costs of $51.0 million, $43.6 million and $41.4 million, respectively, were included in "Selling, General and Administrative Expenses."

Cash Equivalents

        The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. These investments are valued at cost, which approximates fair value.

Short-term Investments

        The Company invests in bank time deposits. Bank time deposits with original maturities of three months or less are classified as cash equivalents, and bank time deposits with original maturities over three months are classified as short-term investments. Investments in bank time deposits are classified as held-to-maturity, as management has both the intent and ability to hold these investments to maturity, and are reported at cost, which approximates fair value. Income relating to these bank time deposits is reported as interest income.

        The Company held an investment in the Bank of America Columbia Strategic Cash fund, a private placement money market mutual fund, which was closed to new subscriptions or redemptions in December 2007, resulting in the Company's inability to immediately redeem its investments for cash. During the fourth quarter of 2009, the Company received cash redemptions fully redeeming its remaining investment in this fund. During the year ended December 31, 2009, the Company recognized realized gains of $0.5 million, included in "Other Income, net."

Allowance for Doubtful Accounts

        The Company records allowances for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions. The credit and economic conditions within Italy, Spain, Portugal and Greece, among other members of the European Union, have deteriorated as these countries have experienced slower economic growth and higher debt levels. When evaluating its allowances for doubtful accounts related to these European receivables, the Company's analysis considers a number of factors including evidence of the customer's ability to comply with credit terms, economic conditions and procedures implemented by the Company to collect the historical receivables. Additional allowances for doubtful accounts may be required if there is deterioration in past due balances, if economic conditions are less favorable than the Company has anticipated, or for customer-specific circumstances, such as financial difficulty. The allowance for doubtful accounts was $19.0 million and $11.6 million at December 31, 2011 and 2010, respectively.

Inventories

        Inventories are stated at the lower of cost (first-in, first-out method) or market value. Market value for raw materials is based on replacement costs, and for other inventory classifications is based on net realizable value.

        A write-down for excess or inactive inventory is recorded for inventory which is obsolete, nearing its expiration date (generally triggered at six months prior to expiration), is damaged or slow moving (defined as quantities in excess of a two year supply). The allowance for excess and obsolete inventory was $12.9 million and $11.2 million at December 31, 2011 and 2010, respectively.

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company allocates to inventory general and administrative costs that are related to the production process. These costs include insurance, manufacturing accounting personnel, human resources and information technology. During the years ended December 31, 2011, 2010 and 2009, the Company allocated $25.3 million, $23.4 million and $20.9 million, respectively, of general and administrative costs to inventory. General and administrative costs included in inventory at December 31, 2011 and 2010 were $15.9 million and $12.0 million, respectively.

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

        Depreciation expense for property, plant and equipment was $44.0 million, $40.0 million and $38.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. Repairs and maintenance expense was $18.1 million, $16.1 million and $15.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Impairment of Goodwill and Long-Lived Assets

        The Company evaluates the carrying value of goodwill in the fourth quarter of each fiscal year. In evaluating goodwill, the Company completes a two-step goodwill impairment test. The Company identifies its reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including existing goodwill, to those reporting units. The fair value of the reporting unit is estimated based on the Company's market capitalization and a market revenue multiple. If the carrying amount of the reporting unit exceeds its fair value, the Company will perform the second step of the impairment test to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of a reporting unit's goodwill with its carrying value. In 2011, 2010 and 2009, the Company did not perform the second step of the impairment test as the fair value of each reporting unit exceeded its respective carrying value.

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

Income Taxes

        Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The Company evaluates quarterly the realizability of its deferred tax assets by assessing its valuation allowance and adjusting the amount, if necessary. The factors used to assess the likelihood of realization are both historical experience and the Company's forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the Company's effective tax rate on future earnings.

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

        The table below presents the computation of basic and diluted earnings per share (in millions, except for per share information):

	Years ended December 31,
	2011	2010	2009
Basic:
Net income	$236.7	$218.0	$229.1

Weighted-average shares outstanding	114.6	113.7	112.5

Basic earnings per share	$2.07	$1.92	$2.04

Diluted:
Net income	$236.7	$218.0	$229.1

Weighted-average shares outstanding	114.6	113.7	112.5
Dilutive effect of stock plans	4.8	5.5	5.0

Dilutive weighted-average shares outstanding	119.4	119.2	117.5

Diluted earnings per share	$1.98	$1.83	$1.95

        Stock options and restricted stock units to purchase approximately 1.0 million, 0.9 million and 1.9 million shares for the years ended December 31, 2011, 2010 and 2009, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

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

        Total stock-based compensation expense for the years ended December 31, 2011, 2010 and 2009 was as follows (in millions):

	December 31,
	2011	2010	2009
Cost of goods sold	$4.0	$2.7	$2.4
Selling, general and administrative expenses	25.4	22.0	21.4
Research and development expenses	5.6	4.6	4.5

Total stock-based compensation expense	$35.0	$29.3	$28.3

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

        All derivative financial instruments are recognized at fair value in the consolidated balance sheets. The Company reports in "Other Comprehensive Income" ("OCI") the effective portion of the gain or loss on derivative financial instruments that are designated and that qualify as cash flow hedges. The Company reclassifies these gains and losses into earnings in the same period in which the underlying hedged transactions affect earnings. Any hedge ineffectiveness (which represents the amount by which the changes in fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

current period earnings. All cash flow hedges during 2011, 2010 and 2009 were highly effective. The gains and losses on derivative financial instruments for which the Company does not elect hedge accounting treatment are recognized in the consolidated statements of operations in each period based upon the change in the fair value of the derivative financial instrument. Cash flows from derivative financial instruments are reported as operating activities in the consolidated statements of cash flows.

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

        In June 2011, the FASB issued an amendment to the accounting guidance on the presentation of comprehensive income. The guidance eliminates the option to present components of OCI as part of the statement of changes in stockholders' equity, and instead requires that all nonowner changes in stockholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

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

        In December 2011, the FASB issued an amendment to the accounting guidance on disclosures about offsetting assets and liabilities. The guidance requires an entity to disclose both gross and net information about financial instruments and derivative instruments that are eligible for offset in the consolidated balance sheet or subject to an enforceable master netting arrangement or similar agreement. The guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial statements.

3.    SPECIAL CHARGES (GAINS), NET

	Years Ended December 31,
	2011	2010	2009
	(in millions)
European receivables	$12.8	$—	$—
Realignment expenses	5.5	7.2	—
Settlements and litigation	3.3	—	3.8
MONARC program discontinuation	—	8.3	—
Investment impairment	—	7.2	1.6
Gain on sale of assets, net	—	—	(86.9)
Charitable fund contribution	—	—	15.0
Adjustment to capitalized patent enforcement costs	—	—	3.7
Reserve reversal	—	—	(1.0)

Total special charges (gains), net	$21.6	$22.7	$(63.8)

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.    SPECIAL CHARGES (GAINS), NET (Continued)

  European Receivables

        During 2011, the Company recorded a $12.8 million charge to reflect the increased risk associated with its southern European receivables, primarily Greece.

  Realignment Expenses

        In December 2011, the Company recorded a $5.5 million charge related primarily to severance expenses associated with a global workforce realignment impacting 49 employees. As of December 31, 2011, the Company's remaining severance obligations of $5.2 million are expected to be substantially paid by March 2013.

        In December 2010, the Company recorded a $7.2 million charge related primarily to severance expenses associated with a global workforce realignment impacting 84 employees. As of December 31, 2011, the Company's remaining severance obligations of $1.2 million are expected to be substantially paid by June 2012.

  Settlements and Litigation

        In December 2011, the Company recorded a $3.3 million charge related to a litigation settlement.

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

  Investment Impairment

        During 2010, the Company recorded a $7.2 million charge related to the other-than-temporary impairment of certain of its investments in unconsolidated affiliates. The Company concluded that the impairment of these investments was other-than-temporary based upon the continuing duration and severity of the impairment.

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

  Gain on Sale of Assets, net

        In September 2009, the Company sold its hemofiltration product line. Under the terms of the agreement, the Company received a cash payment of $55.9 million, and was entitled to earn-out payments up to $9.0 million based on certain revenue objectives to be achieved by the buyer over the two years following the sale. As of March 31, 2011, all earn-out payments had been earned. The sale resulted in a pre-tax gain of

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.    SPECIAL CHARGES (GAINS), NET (Continued)

$43.6 million consisting of the cash proceeds of $55.9 million, offset by $8.5 million related to the net book value of inventory, fixed assets and intangible assets that were sold, satisfaction of a $0.6 million receivable, a $0.5 million write-off of goodwill associated with this product line and $2.7 million of transaction and other costs related to the sale. In connection with this transaction, the Company also recorded a $1.5 million charge in June 2009 for transaction costs and employee severance.

        In March 2009, the Company recorded a $2.8 million gain related to the sale of its distribution rights in Europe for a specialty vascular graft.

        In January 2008, the Company sold certain assets related to the Edwards LifeStent peripheral vascular product line. During 2009, under the terms of the sale agreement, the Company received $42.0 million in milestone payments.

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

  Reserve Reversal

        During 2004, the Company discontinued its Lifepath AAA endovascular graft program. In March 2009, upon completion of its remaining clinical obligations related to this program, the Company reversed its remaining $1.0 million clinical reserve.

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.    COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

        Components of selected captions in the consolidated balance sheets at December 31 are as follows:

	December 31,
	2011	2010
	(in millions)
Accounts receivable, net(a)
Trade accounts receivable	$298.6	$288.9
Allowance for doubtful accounts	(14.8)	(11.6)

	$283.8	$277.3

Inventories, net
Raw materials	$51.7	$38.2
Work in process	66.6	39.0
Finished products	143.0	126.4

	$261.3	$203.6

Property, plant and equipment, net
Land	$21.6	$21.6
Buildings and leasehold improvements	172.8	147.4
Machinery and equipment	248.8	224.8
Equipment with customers	37.9	39.2
Software	94.0	81.2
Construction in progress	29.0	28.2

	604.1	542.4
Accumulated depreciation	(299.8)	(272.6)

	$304.3	$269.8

Long-term accounts receivable, net(a)
Long-term trade accounts receivable	$28.8	$—
Allowance for doubtful accounts	(4.2)	—

	$24.6	$—

Accrued liabilities
Employee compensation and withholdings	$106.6	$98.9
Property, payroll and other taxes	22.1	21.5
Accrued rebates	13.4	10.0
Clinical trial accruals	12.7	14.0
Deferred income taxes	8.6	—
Litigation reserves (Note 16)	6.6	5.8
Fair value of derivatives	—	14.7
Other accrued liabilities	64.8	61.2

	$234.8	$226.1

(a)
The credit and economic conditions within certain European countries have deteriorated. As of December 31, 2011, the Company's accounts receivables, net of the allowance for doubtful accounts, from customers in Italy, Spain, Portugal and Greece were $113.7 million. Balances from customers located in these countries that are expected to be collected beyond one year have been discounted to present value based on the estimated collection date and have been classified as "Long-term Accounts Receivable, net" on the accompanying consolidated balance sheets.

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.    ACQUISITION

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

        Embrella was a start-up medical device company developing a device for cerebral embolic protection during cardiovascular procedures. The acquisition provides the Company with full rights to develop and commercialize Embrella's embolic deflector system, designed to be used as a protective shield during transcatheter heart valve procedures. The acquisition was accounted for as a business combination. Tangible and intangible assets acquired were recorded based on their estimated fair values at the acquisition date. The excess of the purchase price over the fair value of net assets acquired was allocated to goodwill. The following table summarizes the fair value of the assets acquired (in millions):

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

        Prior to the acquisition date, the Company owned approximately 9% of the fully-diluted outstanding shares of Embrella. As a result of the acquisition, the Company remeasured at fair value its previously held ownership in Embrella, which had a carrying value of $1.3 million at the date of acquisition, and, accordingly, recognized a gain of $3.1 million. The gain was recorded in "Other Income, net" during the quarter ended March 31, 2011, and the cash received was recorded in "Proceeds from Unconsolidated Affiliates" on the consolidated statements of cash flows. The fair value of the Company's previous ownership interest in Embrella was determined using a market approach considering the amounts paid to acquire the remaining outstanding shares of Embrella.

        The results of operations for Embrella have been included in the accompanying consolidated financial statements from the date of acquisition. Pro forma results have not been presented as the results of Embrella are not material in relation to the consolidated financial statements of the Company.

6.    GOODWILL AND OTHER INTANGIBLE ASSETS

        Goodwill recorded on the Company's balance sheet is largely the result of acquisitions completed prior to the spin-off of the Company from Baxter International, Inc. during 2000. Goodwill and IPR&D resulting

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.    GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

from purchase business combinations are not subject to amortization. Other acquired intangible assets are amortized on a straight-line basis over their expected useful lives.

        The changes in the carrying amount of goodwill, by segment, during the years ended December 31, 2011 and 2010 were as follows:

	United States	Europe	Total
	(in millions)
Goodwill at December 31, 2009	$304.2	$11.0	$315.2
Accumulated impairment losses	—	—	—

Goodwill at December 31, 2010	304.2	11.0	315.2
Goodwill acquired during the year	4.1	30.5	34.6
Accumulated impairment losses	—	—	—

Goodwill at December 31, 2011	$308.3	$41.5	$349.8

        Other intangible assets consist of the following (in millions):

	December 31,
	2011			2010
	Cost	Accumulated Amortization	Net Carrying Value	Cost	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets
Patents	$205.9	$(158.4)	$47.5	$203.0	$(147.8)	$55.2
Unpatented technology	39.3	(31.3)	8.0	35.0	(29.6)	5.4
Other	12.0	(6.9)	5.1	12.4	(5.9)	6.5

	257.2	(196.6)	60.6	250.4	(183.3)	67.1
Unamortizable intangible assets
IPR&D	6.3	—	6.3	—	—	—

	$263.5	$(196.6)	$66.9	$250.4	$(183.3)	$67.1

        In March 2011, the Company completed its acquisition of Embrella (see Note 5). This transaction resulted in a net increase to goodwill of $34.6 million, unpatented technology of $5.8 million and IPR&D of $6.3 million.

        The net carrying value of patents includes $16.1 million and $16.0 million of capitalized legal costs related to the defense and enforcement of issued patents and trademarks for which success is deemed probable as of December 31, 2011 and 2010, respectively (see Note 2).

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.    GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        Amortization expense related to other intangible assets for the years ended December 31, 2011, 2010 and 2009 was $14.1 million, $16.6 million and $20.6 million, respectively. Estimated amortization expense for each of the years ending December 31 is as follows (in millions):

2012	$13.1
2013	13.0
2014	11.3
2015	10.1
2016	10.0

        The Company expenses costs incurred to renew or extend the term of acquired intangible assets.

7.    INVESTMENTS IN UNCONSOLIDATED AFFILIATES

        The Company has a number of equity investments in privately and publicly held companies. Investments in these unconsolidated affiliates are as follows:

	December 31,
	2011	2010
	(in millions)
Available-for-sale investments
Cost	$2.0	$4.1
Unrealized gains	1.3	3.6

Fair value of available-for-sale investments	3.3	7.7

Equity method investments
Cost	12.6	11.5
Equity in losses	(0.7)	(1.5)

Carrying value of equity method investments	11.9	10.0

Cost method investments
Carrying value of cost method investments	6.6	7.3

Total investments in unconsolidated affiliates	$21.8	$25.0

        Proceeds from sales of available-for-sale investments for the years ended December 31, 2011, 2010 and 2009 were $3.6 million, $0.3 million and $1.4 million, respectively, and the Company realized pre-tax gains of $1.4 million, $0.2 million and $0.5 million, respectively. During 2010 and 2009, the Company recorded other-than-temporary impairment charges of $4.2 million and $1.6 million, respectively, related to certain available-for-sale investments. During 2010, the Company also recorded an other-than-temporary impairment charge of $3.0 million related to one of its cost method investments. See Note 3 for additional information.

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

interbank offering rate ("LIBOR") plus 0.875%, subject to adjustment for leverage ratio changes as defined in the Credit Facility. The Company also pays a facility fee of 0.125% on the entire $500.0 million facility whether or not drawn. The facility fee is also subject to adjustment for leverage ratio changes. All amounts outstanding under the Credit Facility have been classified as long-term obligations as these borrowings are expected to be refinanced pursuant to the Credit Facility. Issuance costs of $1.8 million are being amortized to interest expense over 4 years. As of December 31, 2011, borrowings of $150.4 million were outstanding under the Credit Facility. The Credit Facility is unsecured and contains various financial and other covenants, including a maximum leverage ratio and a minimum interest coverage ratio, as defined in the Credit Facility. As of December 31, 2011, the Company was in violation of certain covenants as a result of the Company's restatement of its 2011 interim consolidated condensed financial statements (see Note 20). Subsequent to the balance sheet date, the Company obtained a waiver for this noncompliance from the lenders.

        Included in long-term debt at December 31, 2011 were unsecured notes under the Credit Facility denominated in Japanese yen of ¥1.2 billion (US$15.4 million). Included in short-term debt at December 31, 2010 were unsecured notes denominated in Japanese yen of ¥1.3 billion (US$15.5 million) and in Euro of €20.0 million (US$26.3 million).

        The weighted-average interest rate under all debt obligations was 1.8% and 2.7% at December 31, 2011 and 2010, respectively.

        Certain facilities and equipment are leased under operating leases expiring at various dates. Most of the operating leases contain renewal options. Total expense for all operating leases was $21.5 million, $19.6 million and $18.2 million for the years 2011, 2010 and 2009, respectively.

        Future minimum lease payments (including interest) under non-cancelable operating leases and aggregate debt maturities at December 31, 2011 were as follows (in millions):

	Operating Leases	Aggregate Debt Maturities
2012	$14.2	$—
2013	13.0	—
2014	9.1	—
2015	7.6	150.4
2016	6.9	—
Thereafter	30.6	—

Total obligations and commitments	$81.4	$150.4

9.    FAIR VALUE MEASUREMENTS

        The consolidated financial statements include financial instruments for which the fair market value of such instruments may differ from amounts reflected on a historical cost basis. Financial instruments of the Company consist of cash deposits, bank time deposits, accounts and other receivables, investments in unconsolidated affiliates, accounts payable, certain accrued liabilities and borrowings under a revolving credit agreement. The carrying value of these financial instruments generally approximates fair value due to their short-term nature.

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.    FAIR VALUE MEASUREMENTS (Continued)

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

  Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following table summarizes the Company's financial instruments which are measured at fair value on a recurring basis as of December 31, 2011 and 2010 (in millions):

December 31, 2011	Level 1	Level 2	Level 3	Total
Assets
Investments held for executive deferred compensation plan	$11.5	$—	$—	$11.5
Investments in unconsolidated affiliates	3.3	—	—	3.3
Derivatives	—	12.7	—	12.7

	$14.8	$12.7	$—	$27.5

Liabilities
Executive deferred compensation plan	$9.9	$—	$—	$9.9

	$9.9	$—	$—	$9.9

December 31, 2010
Assets
Investments held for executive deferred compensation plan	$18.3	$—	$—	$18.3
Investments in unconsolidated affiliates	7.7	—	—	7.7

	$26.0	$—	$—	$26.0

Liabilities
Derivatives	$—	$14.7	$—	$14.7
Executive deferred compensation plan	13.1	—	—	13.1

	$13.1	$14.7	$—	$27.8

  Executive Deferred Compensation Plan

        The Company holds investments in trading securities related to its executive deferred compensation plan ("EDCP"). The amounts deferred under the EDCP are invested in a variety of stock and bond mutual funds.

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.    FAIR VALUE MEASUREMENTS (Continued)

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

  Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

        The Company has assets that are subject to measurement at fair value on a nonrecurring basis, including assets acquired in a business combination, such as goodwill and intangible assets, and other long-lived assets. The Company reviews the carrying value of intangible and other long-lived assets whenever events and circumstances indicate that the carrying amounts of the assets may not be recoverable. If it is determined that the assets are impaired, the carrying value would be reduced to estimated fair market value. During the year ended December 31, 2011, the Company acquired Embrella. This transaction resulted in an increase to "Goodwill" and "Other Intangible Assets" of $34.6 million and $12.1 million, respectively. See Note 5 for additional information. During the year ended December 31, 2011, the Company had no impairments related to assets subject to measurement at fair value on a nonrecurring basis. During the year ended December 31, 2010, the Company recorded an $8.5 million impairment of intangible assets, primarily related to the Company's MONARC transcatheter mitral valve program, which was discontinued due to slow enrollment in the EVOLUTION II trial (see Note 3).

10.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

        The Company uses derivative financial instruments to manage its currency exchange rate risk as summarized below. Notional amounts are stated in United States dollar equivalents at spot exchange rates at

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

the respective dates. The Company does not enter into these arrangements for trading or speculation purposes.

	December 31,
	2011		2010
	Notional Amount	Fair Value Asset (Liability)	Notional Amount	Fair Value Asset (Liability)
	(in millions)
Foreign currency forward exchange contracts	$759.5	$12.7	$486.0	$(12.5)
Foreign currency option contracts	—	—	53.2	(2.2)

        The fair value of derivative financial instruments was estimated by discounting expected cash flows using quoted market interest rates and foreign exchange rates as of December 31, 2011 and 2010. Considerable judgment was employed in interpreting market data to develop estimates of fair value; accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.

        The following table presents the location and fair value amounts of derivative instruments reported in the consolidated balance sheets (in millions):

		Fair Value
	Balance Sheet Location	December 31, 2011	December 31, 2010
Derivatives designated as hedging instruments
Assets
Foreign currency contracts	Prepaid expenses	$12.7	$—
Liabilities
Foreign currency contracts	Accrued liabilities	$—	$14.7

        The following tables present the effect of derivative instruments on the consolidated statements of operations (in millions):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income
	2011	2010		2011	2010
Derivatives in cash flow hedging relationships
Foreign currency contracts	$(1.6)	$(9.4)	Cost of goods sold	$(29.0)	$1.8

		Amount of Gain or (Loss) Recognized in Income on Derivative
	Location of Gain or (Loss) Recognized in Income on Derivative
		2011	2010	2009
Derivatives not designated as hedging instruments
Foreign currency contracts	Other income, net	$(6.0)	$(5.0)	$(2.7)

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

        The Company expects that during 2012 it will reclassify to earnings a $3.8 million loss currently recorded in "Accumulated Other Comprehensive Loss." For the years ended December 31, 2011, 2010 and 2009, the Company did not record any gains or losses due to hedge ineffectiveness. For the years ended December 31, 2010 and 2009, the Company expensed $0.1 million and $0.8 million, respectively, related to the premium costs of option-based products.

11.    EMPLOYEE BENEFIT PLANS

Defined Benefit Plans

        Edwards Lifesciences maintains defined benefit pension plans in Japan and certain European countries. Information regarding the Company's defined benefit pension plans is as follows (in millions):

	Years Ended December 31,
	2011	2010
Change in projected benefit obligation:
Beginning of year	$78.7	$60.1
Service cost	6.6	4.7
Interest cost	2.2	1.9
Participant contributions	1.9	1.4
Actuarial loss	5.7	6.0
Benefits paid	(2.3)	(0.2)
Currency exchange rate changes and other	2.8	4.8

End of year	$95.6	$78.7

Change in fair value of plan assets:
Beginning of year	$45.3	$34.4
Actual return on plan assets	0.7	1.1
Employer contributions	6.3	5.3
Participant contributions	1.9	1.4
Benefits paid	(2.1)	—
Currency exchange rate changes and other	1.7	3.1

End of year	$53.8	$45.3

Funded Status
Projected benefit obligation	$(95.6)	$(78.7)
Plan assets at fair value	53.8	45.3

Funded status, (under funded)	$(41.8)	$(33.4)

Net amounts recognized on the consolidated balance sheet:
Other long-term liabilities	$41.8	$33.4

Accumulated other comprehensive loss, net of tax:
Net actuarial loss	$(21.1)	$(14.7)
Net prior service benefit	2.9	3.2
Net transition obligation	(0.1)	(0.2)
Deferred income tax benefit	3.8	3.1

Total	$(14.5)	$(8.6)

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.    EMPLOYEE BENEFIT PLANS (Continued)

        The accumulated benefit obligation ("ABO") for all defined benefit pension plans was $84.0 million and $70.0 million as of December 31, 2011 and 2010, respectively. The projected benefit obligation ("PBO") and ABO were in excess of plan assets for all pension plans as of December 31, 2011 and 2010.

        The components of net periodic benefit cost are as follows (in millions):

	Years Ended December 31,
	2011	2010	2009
Service cost, net	$6.6	$4.7	$5.6
Interest cost	2.2	1.9	1.8
Expected return on plan assets	(1.4)	(1.2)	(0.9)
Amortization of actuarial loss	0.6	0.4	0.9
Amortization of prior service credit	(0.4)	(0.3)	(0.3)
Amortization of transition obligation	0.1	—	—

Net periodic pension benefits cost	$7.7	$5.5	$7.1

        The net actuarial loss and prior service credit that will be amortized from "Accumulated Other Comprehensive Loss" into net periodic benefits cost in 2012 are expected to be $1.0 million and $(0.3) million, respectively.

        Expected long-term returns for each of the plans' strategic asset classes were developed through consultation with investment advisors. Several factors were considered, including survey of investment managers' expectations, current market data, minimum guaranteed returns in certain insurance contracts, and historical market returns over long periods. Using policy target allocation percentages and the asset class expected returns, a weighted-average expected return was calculated.

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

        The weighted-average assumptions used to determine the benefit obligations are as follows:

	December 31,
	2011	2010
Discount rate	2.5%	2.7%
Rate of compensation increase	3.0%	3.1%
Social securities increase	1.8%	1.8%
Pension increase	2.0%	2.0%

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.    EMPLOYEE BENEFIT PLANS (Continued)

        The weighted-average assumptions used to determine the net periodic benefit cost are as follows:

	Years ended December 31,
	2011	2010	2009
Discount rate	2.4%	3.2%	2.8%
Expected return on plan assets	2.7%	3.4%	2.8%
Rate of compensation increase	2.9%	3.2%	3.4%
Social securities increase	1.8%	1.8%	1.8%
Pension increase	2.0%	2.0%	2.0%

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

        The Administrative and Investment Committee decides on the defined benefit plan provider in each location and that provider decides the target allocation for the Company's defined benefit plan at that location. The target asset allocation selected reflects a risk/return profile the Company feels is appropriate relative to the plans' liability structure and return goals. In certain plans, asset allocations may be governed by local requirements. Target weighted-average asset allocations at December 31, 2011, by asset category, are as follows:

Insurance contracts	80.8%
Equity securities	10.5%
Debt securities	8.7%

Total	100.0%

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.    EMPLOYEE BENEFIT PLANS (Continued)

        The fair values of the Company's defined benefit plan assets at December 31, 2011 and 2010, by asset category, are as follows (in millions):

December 31, 2011	Level 1	Level 2	Level 3	Total
Asset Category
Cash	$0.3	$—	$—	$0.3
Equity securities:
United States equities	1.4	—	—	1.4
International equities	4.4	—	—	4.4
Debt securities:
United States government bonds	0.4	—	—	0.4
International government bonds	3.8	—	—	3.8
Insurance contracts	—	—	43.5	43.5

	$10.3	$—	$43.5	$53.8

December 31, 2010
Asset Category
Cash	$0.3	$—	$—	$0.3
Equity securities:
United States equities	1.0	—	—	1.0
International equities	4.0	—	—	4.0
Debt securities:
United States government bonds	0.4	—	—	0.4
International government bonds	3.1	—	—	3.1
Insurance contracts	—	—	36.5	36.5

	$8.8	$—	$36.5	$45.3

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.    EMPLOYEE BENEFIT PLANS (Continued)

        The following table summarizes the changes in fair value of the Company's defined benefit plan assets that have been classified as Level 3 for the years ended December 31, 2011 and 2010 (in millions):

Insurance Contracts
Balance at December 31, 2009	$27.2
Actual return on plan assets:
Relating to assets still held at December 31, 2010	1.0
Relating to assets sold during 2010	—
Purchases, sales and settlements	5.7
Currency exchange rate impact	2.6

Balance at December 31, 2010	36.5
Actual return on plan assets:
Relating to assets still held at December 31, 2011	1.2
Relating to assets sold during 2011	—
Purchases, sales and settlements	4.6
Currency exchange rate impact	1.2

Balance at December 31, 2011	$43.5

        Equity and debt securities are valued at fair value based on quoted market prices reported on the active markets on which the individual securities are traded. The insurance contracts are valued at the cash surrender value of the contracts, which is deemed to approximate its fair value.

        The following benefit payments, which reflect expected future service, as appropriate, at December 31, 2011, are expected to be paid (in millions):

2012	$4.0
2013	4.8
2014	4.7
2015	4.8
2016	5.6
2017-2021	34.4

        As of December 31, 2011, expected employer contributions for fiscal 2012 are $6.5 million.

Defined Contribution Plans

        The Company's employees in the United States and Puerto Rico are eligible to participate in a qualified 401(k) and 1165(e) plan, respectively. In the United States, participants may contribute up to 25% of their eligible compensation (subject to tax code limitation) to the plan. Edwards Lifesciences matches the first 3% of the participant's annual eligible compensation contributed to the plan on a dollar-for-dollar basis. Edwards Lifesciences matches the next 2% of the participant's annual eligible compensation to the plan on a 50% basis. In Puerto Rico, participants may contribute up to 25% of their annual compensation (subject to tax code limitation) to the plan. Edwards Lifesciences matches the first 4% of participant's annual eligible compensation contributed to the plan on a 50% basis. The Company also provides a 2% profit sharing

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.    EMPLOYEE BENEFIT PLANS (Continued)

contribution calculated on eligible earnings for each employee. Matching contributions relating to Edwards Lifesciences employees were $9.9 million, $8.9 million and $8.1 million in 2011, 2010 and 2009, respectively.

        The Company has a nonqualified deferred compensation plan for a select group of employees that provides the opportunity to defer a specified percentage of their eligible cash compensation. Participants may elect to defer up to 25% of total eligible compensation. The Company's obligations under this plan are unfunded. The amount accrued under this plan was $7.3 million and $6.2 million at December 31, 2011 and 2010, respectively.

        During 2001, the Company adopted a nonqualified option plan ("Executive Option Plan") for the benefit of the executive officers and other key employees. The Executive Option Plan permitted participants to receive options to purchase shares of mutual funds or common stock of the Company in lieu of all or a portion of their compensation (base salary and bonus) earned prior to January 1, 2005. The Company discontinued option grants under the Executive Option Plan and has adopted the Executive Deferred Compensation Plan to provide officers and other key employees the opportunity to defer compensation earned after December 31, 2004 to future dates specified by the participant with a return based on investment alternatives selected by the participant. The amount accrued under this plan was $9.9 million and $13.1 million at December 31, 2011 and 2010, respectively.

12.    COMMON STOCK

Treasury Stock

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

        During 2011, 2010 and 2009, the Company repurchased 3.9 million, 4.1 million and 3.0 million shares, respectively, at an aggregate cost of $303.4 million, $200.0 million and $95.5 million, respectively. The timing and size of any future stock repurchases are subject to a variety of factors, including market conditions, stock prices and other cash requirements.

Employee and Director Stock Plans

        The Edwards Lifesciences Corporation Long-Term Stock Incentive Compensation Program (the "Program") provides for the grant of incentive and non-qualified stock options, restricted stock and restricted stock units for eligible employees and contractors of the Company. Under the Program, these grants are awarded at a price equal to the fair market value at the date of grant based upon the closing price on that date. Options to purchase shares of the Company's common stock granted under the Program generally vest over predetermined periods of between three to four years and expire seven years after the date of grant. Restricted stock units of the Company's common stock granted under the Program generally vest over predetermined periods ranging from three to five years after the date of grant. On May 12, 2011, an

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.    COMMON STOCK (Continued)

amendment and restatement of the Program was approved by the Company's stockholders. Under the amended Program, the number of shares of common stock available for issuance under the Program was increased by 1.5 million shares from 44.4 million shares to 45.9 million shares. No more than 3.6 million shares reserved for issuance may be granted in the form of restricted stock or restricted stock units.

        The Company also maintains the Nonemployee Directors Stock Incentive Compensation Program (the "Nonemployee Directors Program"). Under the Nonemployee Directors Program, each nonemployee director may receive annually up to 20,000 stock options or 8,000 restricted stock units of the Company's common stock, or a combination thereof, provided that in no event may the total value of the combined annual award exceed $0.2 million. Additionally, each nonemployee director may elect to receive all or a portion of the annual cash retainer to which the director is otherwise entitled through the issuance of stock options or restricted stock units. Each option and restricted stock unit award generally vests in three equal annual installments. Upon a director's initial election to the Board, the director receives an initial grant of restricted stock units equal to a fair market value on grant date of $0.2 million, not to exceed 10,000 shares. These grants vest 33 1/3% per year over three years from the date of grant. Under the Nonemployee Directors Program, an aggregate of 1.4 million shares of the Company's common stock has been authorized for issuance.

        The Company has an employee stock purchase plan for United States employees and a plan for international employees (collectively "ESPP"). Under the ESPP, eligible employees may purchase shares of the Company's common stock at 85% of the lower of the fair market value of Edwards Lifesciences common stock on the effective date of subscription or the date of purchase. Under the ESPP, employees can authorize the Company to withhold up to 12% of their compensation for common stock purchases, subject to certain limitations. The ESPP is available to all active employees of the Company paid from the United States payroll and to eligible employees of the Company outside the United States to the extent permitted by local law. The ESPP for United States employees is qualified under Section 423 of the Internal Revenue Code. The number of shares of common stock authorized for issuance under the ESPP was 5.9 million shares.

        The fair value of each option award and employee stock purchase subscription is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. The risk-free interest rate is estimated using the U.S. Treasury yield curve and is based on the expected term of the award. Expected volatility is estimated based on the historical-implied volatility of publicly traded options of its common stock with a term of one year or greater. The expected term of awards granted is estimated from the vesting period of the award, as well as historical exercise behavior, and represents the period of time that awards granted are expected to be outstanding. The Company uses historical data to estimate forfeitures and has estimated an annual forfeiture rate of 7.6%.

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.    COMMON STOCK (Continued)

        The Black-Scholes option pricing model was used with the following weighted-average assumptions for options granted during the following periods:

Option Awards

	2011	2010	2009
Average risk-free interest rate	1.7%	2.0%	1.9%
Expected dividend yield	None	None	None
Expected volatility	27%	26%	28%
Expected life (years)	4.5	4.6	4.6
Fair value	$22.78	$13.08	$8.60

        The Black-Scholes option pricing model was used with the following weighted-average assumptions for ESPP subscriptions granted during the following periods:

ESPP

	2011	2010	2009
Average risk-free interest rate	0.2%	0.3%	0.4%
Expected dividend yield	None	None	None
Expected volatility	28%	28%	36%
Expected life (years)	0.6	0.6	0.6
Fair value	$20.02	$12.09	$8.72

        Stock option activity during the year ended December 31, 2011 under the Program and the Nonemployee Directors Program was as follows (in millions, except years and per-share amounts):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2010	11.2	$27.62
Options granted	1.1	88.55
Options exercised	(2.3)	18.54
Options forfeited	—	—

Outstanding as of December 31, 2011	10.0	36.50	3.3 years	$362.4

Exercisable as of December 31, 2011	7.1	27.55	2.5 years	308.6

Vested and expected to vest as of December 31, 2011	9.5	35.44	3.2 years	353.8

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.    COMMON STOCK (Continued)

        The following table summarizes nonvested restricted stock units and activity during the year ended December 31, 2011 under the Program and the Nonemployee Directors Program (in millions, except per-share amounts):

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested as of December 31, 2010	1.4	$32.73
Granted	0.2	86.99
Vested	(0.4)	26.62
Forfeited	(0.1)	37.51

Nonvested as of December 31, 2011	1.1	44.30

        The intrinsic value of stock options exercised and vested restricted stock units during the years ended December 31, 2011, 2010 and 2009 were $180.7 million, $190.9 million and $92.3 million, respectively. The intrinsic value of stock options is calculated as the amount by which the market price of the Company's common stock exceeds the exercise price of the option. During the years ended December 31, 2011, 2010 and 2009, the Company received cash from exercises of stock options of $42.4 million, $78.8 million and $56.4 million, respectively, and realized tax benefits from exercises of stock options and vesting of restricted stock units of $60.7 million, $64.7 million and $31.2 million, respectively. The total grant-date fair value of stock options vested during the year ended December 31, 2011, 2010 and 2009 were $16.9 million, $15.8 million and $15.6 million, respectively.

        As of December 31, 2011, the total remaining unrecognized compensation expense related to nonvested stock options, restricted stock units and employee stock purchase subscriptions amounted to $55.9 million, which will be amortized over the weighted-average remaining requisite service period of 30 months.

13.    ACCUMULATED OTHER COMPREHENSIVE LOSS

        Presented below is a summary of activity for each component of "Accumulated Other Comprehensive Loss" for the years ended December 31, 2011, 2010 and 2009. Foreign currency translation adjustments are

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.    ACCUMULATED OTHER COMPREHENSIVE LOSS (Continued)

generally not adjusted for income taxes as they relate to indefinite investments in non-United States subsidiaries.

	Foreign Currency Translation Adjustments	Unrealized (Loss) Gain on Cash Flow Hedges	Unrealized Gain (Loss) on Investments in Unconsolidated Affiliates	Unrealized Pension Costs(a)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
December 31, 2008	$(17.2)	$(0.6)	$(5.7)	$(11.9)	$(35.4)
Pre-tax period change	17.3	(5.8)	4.9	10.2	26.6
Deferred income tax benefit (expense)	—	2.3	(0.2)	(1.2)	0.9

December 31, 2009	0.1	(4.1)	(1.0)	(2.9)	(7.9)
Pre-tax period change	(24.9)	(11.2)	4.5	(6.9)	(38.5)
Deferred income tax benefit (expense)	—	4.4	(1.3)	1.2	4.3

December 31, 2010	(24.8)	(10.9)	2.2	(8.6)	(42.1)
Pre-tax period change	(5.2)	27.4	(2.3)	(6.6)	13.3
Deferred income tax (expense) benefit	—	(10.6)	1.2	0.7	(8.7)

December 31, 2011	$(30.0)	$5.9	$1.1	$(14.5)	$(37.5)

(a)
For the years ended December 31, 2011, 2010 and 2009, the change in unrealized pension costs consisted of the following (in millions):

	Pre-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
2011
Prior service credit arising during period	$0.1	$—	$0.1
Amortization of prior service credit	(0.4)	0.1	(0.3)

Net prior service cost arising during period	(0.3)	0.1	(0.2)
Net transition asset amortized during period	0.1	—	0.1
Net actuarial loss arising during period	(6.4)	0.6	(5.8)

Unrealized pension costs, net	$(6.6)	$0.7	$(5.9)

2010
Prior service credit arising during period	$0.3	$—	$0.3
Amortization of prior service credit	(0.3)	—	(0.3)

Net prior service credit arising during period	—	—	—
Net actuarial loss arising during period	(6.9)	1.2	(5.7)

Unrealized pension costs, net	$(6.9)	$1.2	$(5.7)

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.    ACCUMULATED OTHER COMPREHENSIVE LOSS (Continued)

	Pre-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
2009
Prior service credit arising during period	$0.3	$—	$0.3
Amortization of prior service credit	(0.3)	—	(0.3)

Net prior service credit arising during period	—	—	—
Net actuarial gain arising during period	10.2	(1.2)	9.0

Unrealized pension costs, net	$10.2	$(1.2)	$9.0

14.    OTHER INCOME, NET

	Years Ended December 31,
	2011	2010	2009
	(in millions)
Gains on investments in unconsolidated affiliates	$(5.4)	$(0.8)	$(1.2)
Foreign exchange losses (gains), net	1.9	(0.2)	(2.3)
Earn-out payments	(1.0)	(6.0)	(2.1)
Other	(0.3)	(1.1)	1.9

	$(4.8)	$(8.1)	$(3.7)

15.    INCOME TAXES

        The Company's income before provision for income taxes was generated from United States and international operations as follows (in millions):

	Years Ended December 31,
	2011	2010	2009
United States	$23.6	$71.4	$93.3
International, including Puerto Rico	260.0	196.8	211.1

	$283.6	$268.2	$304.4

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.    INCOME TAXES (Continued)

        The provision for income taxes consists of the following (in millions):

	Years Ended December 31,
	2011	2010	2009
Current
United States:
Federal	$29.1	$25.7	$46.3
State and local	3.0	3.2	5.8
International, including Puerto Rico	25.0	27.2	25.2

Current income tax expense	57.1	56.1	77.3

Deferred
United States:
Federal	(6.4)	(1.8)	(7.7)
State and local	1.2	(0.2)	(1.0)
International, including Puerto Rico	(5.0)	(3.9)	6.7

Deferred income tax benefit	(10.2)	(5.9)	(2.0)

Total income tax provision	$46.9	$50.2	$75.3

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.    INCOME TAXES (Continued)

        The components of deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2011	2010
Deferred tax assets
Compensation and benefits	$51.0	$52.8
Net operating loss carryforwards	21.8	24.9
Net tax credit carryforwards	15.4	19.6
Accrued liabilities	11.8	18.1
Benefits from uncertain tax positions	10.3	4.5
Investments in unconsolidated affiliates	3.3	4.8
Inventories	1.8	1.9
Cash flow hedges	—	5.8
Charitable contribution carryforward	—	3.5
Other	2.4	(1.1)

Total deferred tax assets	117.8	134.8

Deferred tax liabilities
Property, plant and equipment	(22.2)	(21.9)
Cash flow hedges	(4.8)	—
Other intangible assets	(3.3)	(5.7)
Other	(0.3)	(0.1)

Total deferred tax liabilities	(30.6)	(27.7)

Valuation allowance	(32.4)	(30.3)

Net deferred tax assets	$54.8	$76.8

        During 2011, net deferred tax assets decreased $22.0 million, including items that were recorded as a reduction to stockholders' equity and did not impact the Company's income tax provision.

        The valuation allowance of $32.4 million as of December 31, 2011 reduces certain deferred tax assets to amounts that are more likely than not to be realized. This allowance primarily relates to the net operating loss carryforwards of certain United States and non-United States subsidiaries and the deferred tax assets established for impairment losses on certain investments and for certain non-United States credit carryforwards.

        Net operating loss carryforwards, and the related carryforward periods, at December 31, 2011, are summarized as follows (in millions):

	Net Operating Loss	Tax Benefit Amount	Valuation Allowance	Expected Tax Benefit	Carryforward Period Ends
United States state net operating losses	$166.6	$10.9	$(2.4)	$8.5	2012-2021
Non-United States net operating losses	5.6	1.3	(1.1)	0.2	2012-2021
Non-United States net operating losses	61.3	18.2	(18.0)	0.2	Indefinite

Total	$233.5	$30.4	$(21.5)	$8.9

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.    INCOME TAXES (Continued)

        The Company has approximately $29.5 million of California research expenditure tax credits it expects to use in future periods. The credits may be carried forward indefinitely. Based upon anticipated future taxable income, the Company expects all California research expenditure tax credits to be fully utilized; accordingly, no valuation allowance has been provided.

        The United States state net operating loss carryforwards include $128.9 million of losses attributable to windfall stock option deductions. A net benefit of $5.5 million will be recorded to "Additional Paid-In Capital " when realized as a reduction to income taxes payable.

        Approximately $56.4 million of United States federal and state tax credit and charitable contribution carryforwards are attributable to windfall stock option deductions and will be recorded as a benefit to "Additional Paid-In Capital " when realized as a reduction to income taxes payable.

        Deferred income taxes have not been provided on the undistributed earnings of certain of the Company's foreign subsidiaries of approximately $873.7 million as of December 31, 2011 since these amounts are intended to be indefinitely reinvested in foreign operations. It is not practicable to calculate the deferred taxes associated with these earnings; however, foreign tax credits would likely be available to reduce federal income taxes in the event of distribution. In evaluating this assertion, the Company evaluates, among other factors, the profitability of its United States and foreign operations and the need for cash within and outside the United States, including cash requirements for capital improvement, acquisitions, market expansion and stock repurchase programs. Additionally, during 2010, the Company entered into a plan to repatriate all of the accumulated earnings from certain of its European subsidiaries that were previously considered to be indefinitely reinvested by the Company. A tax benefit of $1.3 million resulted from the planned repatriation of the earnings in 2010. The Company does not expect earnings in these European subsidiaries to be indefinitely reinvested and records the tax impact in net income currently.

        The Company has received tax incentives in Puerto Rico, Dominican Republic, Singapore and Switzerland. The tax reductions as compared to the local statutory rates favorably impacted earnings per diluted share for the years ended December 31, 2011, 2010 and 2009 by $0.40, $0.34 and $0.31, respectively. The Puerto Rico, Dominican Republic, Singapore and Switzerland grants provide the Company's manufacturing operations partial or full exemption from local taxes until the years 2013, 2017, 2024 and 2015, respectively. The Company is engaged in negotiations with the Puerto Rican government for an extension of the Puerto Rico grant. The Singapore grant was extended during 2011 for an additional five years and will now terminate in 2024.

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.    INCOME TAXES (Continued)

        A reconciliation of the United States federal statutory income tax rate to the Company's effective income tax rate is as follows (in millions):

	Years Ended December 31,
	2011	2010	2009
Income tax expense at U.S. federal statutory rate	$99.2	$93.9	$106.5
Foreign income tax at different rates	(57.4)	(28.1)	(27.9)
U.S. tax on foreign earnings, net of credits	11.8	2.2	1.0
Tax credits, federal and state	(10.4)	(7.8)	(5.5)
State and local taxes, net of federal tax benefit	4.6	4.1	4.9
Release of reserve for uncertain tax positions related to prior years	(4.1)	(13.4)	(3.8)
Nondeductible stock-based compensation	1.9	1.9	1.4
Other	1.3	(2.6)	(1.3)

Income tax provision	$46.9	$50.2	$75.3

  Reserve for Uncertain Tax Positions

        As of December 31, 2011 and 2010, the liability for income taxes associated with uncertain tax positions was $78.0 million and $55.1 million, respectively. The Company estimates that these liabilities would be reduced by $6.8 million and $4.7 million, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments. The net amounts of $71.2 million and $50.4 million, respectively, if not required, would favorably affect the Company's effective tax rate.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest, penalties and foreign exchange, is as follows (in millions):

	December 31,
	2011	2010	2009
Unrecognized tax benefits, January 1	$55.1	$47.1	$35.9
Current year tax positions	26.0	20.8	15.7
Increase prior period tax positions	5.9	8.6	8.9
Decrease prior period tax positions	(5.5)	(20.1)	(9.4)
Settlements	(0.1)	(0.1)	(3.6)
Lapse of statute of limitations	(3.4)	(1.2)	(0.4)

Unrecognized tax benefits, December 31	$78.0	$55.1	$47.1

        The Company recognizes interest and penalties, if any, related to uncertain tax positions in the provision for income taxes. As of December 31, 2011, the Company had accrued $2.0 million (net of $1.2 million tax benefit) of interest related to uncertain tax positions, and as of December 31, 2010, the Company had accrued $1.7 million (net of $1.4 million tax benefit) of interest related to uncertain tax positions.

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

        At December 31, 2011, all material state, local and foreign income tax matters have been concluded for years through 2006. The Internal Revenue Service has completed its examination of the Company's 2007 and 2008 tax years for all matters except for certain transfer pricing issues. The appeals process for those transfer pricing issues is on-going. The Internal Revenue Service began its examination of the 2009 and 2010 tax years during the second quarter of 2011. As a result of on-going negotiations of an Advanced Pricing Agreement between Switzerland and the United States, the expiration of statutes of limitations, and the possible settlement of on-going audits in several jurisdictions for multiple years throughout the world, the total liability for unrecognized tax benefits may change within the next 12 months. The range of such change could vary, but the amount of such change is not expected to be material.

16.    LEGAL PROCEEDINGS

        In February 2008, Edwards Lifesciences filed a lawsuit against CoreValve, Inc. ("CoreValve") in the United States District Court for the District of Delaware alleging that its ReValving System infringes three of the Company's U.S. Andersen patents, later narrowed to one patent ("the '552 patent"). CoreValve was acquired by Medtronic, Inc. ("Medtronic") in April 2009. In April 2010, a federal jury found that patent to be valid and found that CoreValve willfully infringes it. The jury also awarded Edwards $73.9 million in damages. In February 2011, the District Court reaffirmed the jury decision and ruled that Edwards is entitled to recover additional damages due to CoreValve's continued infringing sales from the trial through the life of the patent, plus interest. In the same ruling, the court denied Edwards' motions for a permanent injunction, as well as its motion for increased damages relating to CoreValve's willful infringement. Both Edwards and CoreValve have appealed. A second lawsuit is pending in the same court against CoreValve and Medtronic alleging infringement of three U.S. Andersen patents. In September 2010, the United States Patent and Trademark Office ("USPTO") granted Medtronic's third request to reexamine the validity of the claim of the '552 patent and in July 2011 confirmed the validity of that patent.

        In June 2011, Medtronic filed a lawsuit in the U.S. District Court for the District of Minnesota alleging that certain surgical valve holders and a surgical embolic filter device infringe its patents. Edwards counterclaimed against Medtronic, alleging that the Medtronic Contour 3D annuloplasty ring infringes an Edwards ring patent. By the Order of a Magistrate Judge in January 2012, the lawsuit has been stayed pending the outcome of future reexamination findings by the USPTO.

        In June 2011, Medtronic also filed another lawsuit in the U.S. District Court for the Central District of California alleging that the Edwards SAPIEN transcatheter heart valve infringes a Medtronic patent. Edwards counterclaimed against Medtronic, alleging that the Medtronic CoreValve heart valve infringes Edwards' U.S. Letac-Cribier transcatheter heart valve patent. Edwards' counterclaim was subsequently transferred to the U.S. District Court for the District of Delaware.

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

        Certain items are maintained at the corporate level and are not allocated to the segments. The non-allocated items include net interest expense, global marketing expenses, corporate research and development expenses, manufacturing variances, corporate headquarters costs, special gains and charges, stock-based compensation, foreign currency hedging activities, certain litigation costs and most of the Company's amortization expense. Although most of the Company's depreciation expense is included in segment pre-tax income, due to the Company's methodology for cost build-up, it is impractical to determine the amount of depreciation expense included in each segment, and therefore a portion is maintained at the corporate level. The Company neither discretely allocates assets to its operating segments, nor evaluates the operating segments using discrete asset information.

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.    SEGMENT INFORMATION (Continued)

        The table below presents information about Edwards Lifesciences' reportable segments (in millions):

	Years Ended December 31,
	2011	2010	2009
Segment Net Sales
United States	$605.6	$567.6	$556.1
Europe	549.4	460.1	392.3
Japan	226.8	217.7	181.7
Rest of world	200.8	167.2	150.8

Total segment net sales	$1,582.6	$1,412.6	$1,280.9

Segment Pre-tax Income
United States	$314.9	$311.0	$303.8
Europe	237.9	178.9	133.3
Japan	107.6	101.2	84.6
Rest of world	60.3	49.5	44.3

Total segment pre-tax income	$720.7	$640.6	$566.0

        The table below presents reconciliations of segment net sales to consolidated net sales and segment pre-tax income to consolidated pre-tax income (in millions):

	Years Ended December 31,
	2011	2010	2009
Net Sales Reconciliation
Segment net sales	$1,582.6	$1,412.6	$1,280.9
Foreign currency	96.0	34.4	40.5

Consolidated net sales	$1,678.6	$1,447.0	$1,321.4

Pre-tax Income Reconciliation
Segment pre-tax income	$720.7	$640.6	$566.0
Unallocated amounts:
Corporate items	(436.3)	(366.0)	(346.0)
Special (charges) gains, net	(21.6)	(22.7)	63.8
Interest income (expense), net	0.3	(1.5)	(1.1)
Foreign currency	20.5	17.8	21.7

Consolidated pre-tax income	$283.6	$268.2	$304.4

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.    SEGMENT INFORMATION (Continued)

Enterprise-Wide Information

        Enterprise-wide information is based on foreign exchange rates used in the Company's consolidated financial statements.

	As of or for the Years Ended December 31,
	2011	2010	2009
	(in millions)
Net Sales by Geographic Area
United States	$605.6	$567.6	$556.1
Europe	574.0	457.0	404.6
Japan	283.7	247.8	214.1
Rest of World	215.3	174.6	146.6

	$1,678.6	$1,447.0	$1,321.4

Net Sales by Major Product Area
Heart Valve Therapy	$1,010.7	$838.3	$714.9
Critical Care	508.3	454.1	452.5
Cardiac Surgery Systems	107.5	100.2	92.8
Vascular	52.1	54.4	61.2

	$1,678.6	$1,447.0	$1,321.4

Long-lived Tangible Assets by Geographic Area
United States	$223.0	$180.5	$163.0
International	130.5	102.3	102.0

	$353.5	$282.8	$265.0

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.    QUARTERLY FINANCIAL RESULTS AND MARKET FOR THE COMPANY'S STOCK (UNAUDITED)

Years Ended December 31,	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(in millions, except per share data)
2011
Net sales	$404.5	$431.2	$412.7	$430.2	$1,678.6
Gross profit	287.7	303.4	287.1	310.6	1,188.8
Net income(a)	63.9	58.1	51.6	63.1	236.7
Earnings per common share(a):
Basic	0.56	0.51	0.45	0.55	2.07
Diluted	0.53	0.48	0.43	0.53	1.98
Market price:
High	$91.82	$90.38	$91.50	$77.40	$91.82
Low	77.26	80.44	61.63	61.59	61.59
2010
Net sales	$340.5	$365.2	$348.9	$392.4	$1,447.0
Gross profit	241.9	264.8	253.1	278.9	1,038.7
Net income(b)	47.7	57.5	48.0	64.8	218.0
Earnings per common share(b):
Basic	0.42	0.51	0.42	0.57	1.92
Diluted	0.40	0.48	0.40	0.54	1.83
Market price:
High	$50.99	$56.44	$69.29	$85.47	$85.47
Low	42.31	46.58	53.10	63.23	42.31

(a)
The second quarter of 2011 includes a $4.0 million charge to reflect the increased collection risk associated with the Company's receivables in Greece.

The fourth quarter of 2011 includes (1) an $8.8 million charge to reflect the increased risk associated with its southern European receivables, (2) a $5.5 million charge related primarily to severance associated with a global workforce realignment, and (3) a $3.3 million charge related to a litigation settlement.

(b)
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

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.    VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions From Reserves	Balance at End of Period
	(in millions)
Year ended December 31, 2011
Allowance for doubtful accounts(a)	$11.6	$9.0	$0.3	$(1.9)	$19.0
Inventory reserves(b)	11.2	15.3	—	(13.6)	12.9
Tax valuation allowance(c)	30.3	3.1	0.4	(1.4)	32.4
Year ended December 31, 2010
Allowance for doubtful accounts(a)	$12.4	$3.3	$—	$(4.1)	$11.6
Inventory reserves(b)	10.9	7.1	—	(6.8)	11.2
Tax valuation allowance(c)	24.3	1.9	5.5	(1.4)	30.3
Year ended December 31, 2009
Allowance for doubtful accounts(a)	$9.9	$3.6	$—	$(1.1)	$12.4
Inventory reserves(b)	9.1	7.2	—	(5.4)	10.9
Tax valuation allowance(c)	22.7	1.0	4.3	(3.7)	24.3

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

20.    RESTATEMENT OF UNAUDITED INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

        During the fourth quarter of 2011, the Company determined that its previously issued consolidated condensed balance sheets and consolidated condensed statements of cash flows for the quarters ended March 31, June 30, and September 30, 2011 contained errors related to (1) its cash equivalents and short-term investments and (2) the excess tax benefit from stock plans. Neither of these errors had an impact on the consolidated condensed statements of operations.

        First, during 2011, the Company purchased bank time deposits with original maturities over three months but less than one year. The Company determined that these bank time deposits had been incorrectly

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20.    RESTATEMENT OF UNAUDITED INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

classified as cash equivalents for the above mentioned periods and, accordingly, the Company has restated the presentation as reflected below. The classification error had no impact on the Company's current assets.

	As of March 31, 2011		As of June 30, 2011		As of September 30, 2011
Balance Sheets	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
	(in millions)
Cash and cash equivalents	$433.8	$325.2	$468.2	$175.6	$451.1	$244.0
Short-term investments	—	108.6	—	292.6	—	207.1

Total	$433.8	$433.8	$468.2	$468.2	$451.1	$451.1

	Three Months Ended March 31, 2011		Six Months Ended June 30, 2011		Nine Months Ended September 30, 2011
Statements of Cash Flows	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
	(in millions)
Cash flows from investing activities
Purchases of short-term investments	$—	$(105.6)	$—	$(304.3)	$—	$(454.0)
Proceeds from short-term investments	—	—	—	14.6	—	237.2
Net cash used in investing activities	(52.5)	(158.1)	(63.8)	(353.5)	(81.4)	(298.2)
Effect of currency exchange rate changes on cash and cash equivalents	15.8	12.8	20.9	18.0	3.2	12.9
Net increase (decrease) in cash and cash equivalents	37.7	(70.9)	72.1	(220.5)	55.0	(152.1)
Cash and cash equivalents at end of period	433.8	325.2	468.2	175.6	451.1	244.0

        Second, the amounts presented in the consolidated condensed statements of cash flows as "Excess Tax Benefits from Stock Plans" for the periods ended June 30 and September 30, 2011 were not reduced to reflect the absence of cash flows from the generation of credit carryforwards and net operating losses in the United States in 2011 primarily due to significant tax deductions from stock option exercises and, accordingly, the Company has restated the presentation as reflected below.

	Six Months Ended June 30, 2011		Nine Months Ended September 30, 2011
Statements of Cash Flows	As Reported	As Restated	As Reported	As Restated
	(in millions)
Cash flows from operating activities
Excess tax benefit from stock plans	$(36.4)	$(11.2)	$(47.0)	$(3.6)
Net cash provided by operating activities	74.2	99.4	171.4	214.8
Cash flows from financing activities
Excess tax benefit from stock plans	36.4	11.2	47.0	3.6
Net cash provided by (used in) financing activities	40.8	15.6	(38.2)	(81.6)

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        Background.    As previously reported in the Company's fourth quarter earnings press release, which was included in its Current Report on Form 8-K filed on February 2, 2012, the Company determined that certain short-term investments were incorrectly shown as cash and cash equivalents in the consolidated condensed balance sheets and cash flow statements contained in its interim reports for the periods ended March 31, June 30, and September 30, 2011. Since that time, the Company also identified certain errors related to the presentation of the excess tax benefit from stock plans in its consolidated condensed statements of cash flows for the interim periods ended June 30 and September 30, 2011.

        Evaluation of Disclosure Controls and Procedures.    The Company's management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2011. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness in internal control over financial reporting that is described below in Management's Report on Internal Control Over Financial Reporting, the Company's disclosure controls and procedures were not effective as of December 31, 2011.

        Notwithstanding the material weakness identified in the evaluation, based upon additional analysis, the Company concluded that the consolidated financial statements included in this Annual Report on Form 10-K fairly present in all material respects the Company's financial position, results of operations and cash flows as of and for the year ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

        Management's Report on Internal Control Over Financial Reporting.    The Company's management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of December 31, 2011 of the effectiveness of its internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement to the annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness in internal control over financial reporting.

        The Company did not maintain effective controls over the completeness and timeliness of information impacting classification and disclosures related to financial reporting. Specifically, effective controls were not in place with respect to communication to appropriate financial reporting personnel from other departments of changes to information impacting classification and disclosures in the financial statements. This control deficiency resulted in a restatement to the Company's unaudited consolidated condensed balance sheets as of March 31, June 30, and September 30, 2011 to correct the misclassification of short-term investments incorrectly classified as cash equivalents, and the restatement of the Company's unaudited consolidated condensed statements of cash flows for the periods ended March 31, June 30, and September 30, 2011 to appropriately present the activity related to short-term investments resulting from the aforementioned classification error and to correct the amount presented as excess tax benefit from stock plans as a component of cash flows from operating and financing activities. Additionally, this control deficiency could result in other classification and disclosure misstatements related to financial reporting that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company's management has determined that this control deficiency constitutes a material weakness.

        Because of this material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2011, based on criteria in Internal Control—Integrated Framework as issued by COSO.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

        Changes in Internal Control Over Financial Reporting.    Since December 31, 2011, the Company has begun the implementation of the remedial actions described below. There were no changes in the Company's internal control over financial reporting that occurred during the Company's fourth fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

        Plan for Remediation of Material Weakness.    Beginning in February 2012, with the oversight of the Audit and Public Policy Committee, the Company's management began to design and implement certain remediation measures to address the material weakness discussed above and to improve its internal control over financial reporting. Specifically, the Company is enhancing its controls to improve the communication to appropriate financial reporting personnel from other departments of changes to information impacting classification and disclosures in the financial statements.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Certain information required by this Item is set forth under the headings "Corporate Governance," "Executive Compensation and Other Information—Executive Officers," and "Other Matters and Business—Additional Information" and "—Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive proxy materials to be filed in connection with its 2012 Annual Meeting of Stockholders (the "Proxy Statement") (which Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of December 31, 2011). The information required by this Item to be contained in the Proxy Statement is incorporated herein by reference. The Company has adopted a code of ethics that applies to all employees, including the Company's principal executive officer, principal financial officer and controller. The code of ethics (business practice standards) is posted on the Company's website, which is found at www.edwards.com under "Investor Relations." The Company intends to include on its website any amendments to, or waivers from, any provision of its code of ethics that apply to the Company's principal executive officer, principal financial officer or controller and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K.

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
3.2
Amended and Restated Bylaws of Edwards Lifesciences Corporation, as amended and restated on February 12, 2009 (incorporated by reference to Exhibit 3.2 in Edwards Lifesciences' report on Form 8-K filed on February 18, 2009, under the Securities Exchange Act of 1934)
4.1
Specimen form of certificate representing Edwards Lifesciences Corporation common stock (incorporated by reference to Exhibit 4.1 in Edwards Lifesciences' Registration Statement on Form 10 (File No. 001-15525))
*10.1
Form of Employment Agreement (incorporated by reference to Exhibit 10.8 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended March 31, 2003, under the Securities Exchange Act of 1934)
*10.2
Edwards Lifesciences Corporation Amended and Restated Employment Agreement for Michael A. Mussallem dated March 30, 2009 (incorporated by reference to Exhibit 10.2 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended March 31, 2009, under the Securities Exchange Act of 1934)
*10.3
Edwards Lifesciences Corporation Chief Executive Officer Change-in-Control Severance Agreement, as Amended and Restated March 30, 2009 (incorporated by reference to Exhibit 10.3 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended March 31, 2009, under the Securities Exchange Act of 1934)
10.4
Four Year Credit Agreement dated as of July 29, 2011, among Edwards Lifesciences Corporation and certain of its subsidiaries, as Borrower; the lenders signatory thereto, Bank of America, N.A., as Administrative Agent; JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as Co-Syndication Agents, and U.S. Bank, National Association, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Deutsche Bank AG New York Branch and Mizuho Corporate Bank, Ltd., as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 in Edwards Lifesciences' report on Form 8-K, filed August 4, 2011, under the Securities Exchange Act of 1934)
*10.5
Edwards Lifesciences Corporation Severance Pay Plan (incorporated by reference to Exhibit 10.21 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended March 31, 2000, under the Securities Exchange Act of 1934)
*10.6
Edwards Lifesciences Corporation Executive Option Plan (incorporated by reference to Exhibit 10.6 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended March 31, 2003, under the Securities Exchange Act of 1934)
*10.7	Edwards Lifesciences Corporation Executive Deferred Compensation Plan (as amended and restated effective November 9, 2011)
10.8	Edwards Lifesciences Corporation of Puerto Rico Savings and Investment Plan (incorporated by reference to Exhibit 4.3 in Edwards Lifesciences' Registration Statement on Form S-8 (File No. 333-40434))
*10.9	Edwards Lifesciences Corporation 401(k) Savings and Investment Plan (incorporated by reference to Exhibit 4.3 in Edwards Lifesciences' Registration Statement on Form S-8 (File No. 333-33056))

Exhibit No.	Description
*10.12	Long-Term Stock Incentive Compensation Program (as amended and restated as of May 12, 2011)
*10.13	Nonemployee Directors Stock Incentive Program (as amended and restated as of November 9, 2011)
*10.14
2001 Employee Stock Purchase Plan for United States Employees (as amended and restated November 10, 2009) (incorporated by reference to Exhibit 10.14 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2009, under the Securities Exchange Act of 1934)
*10.15
2001 Employee Stock Purchase Plan for International Employees (as amended and restated November 10, 2009) (incorporated by reference to Exhibit 10.15 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2009, under the Securities Exchange Act of 1934)
*10.16
Edwards Lifesciences Corporation 2010 Edwards Incentive Plan (incorporated by reference to Appendix C in Edwards Lifesciences' Definitive Proxy Statement filed March 31, 2010, under the Securities Exchange Act of 1934)
*10.17
Edwards Lifesciences' Officer Perquisite Program Guidelines, as of January 2008 (incorporated by reference to Exhibit 10.27 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2007, under the Securities and Exchange Act of 1934)
*10.18
Edwards Lifesciences Corporation Form of original Change-in-Control Severance Agreement and form of subsequent amendments thereto (incorporated by reference to Exhibit 10.18 in Edward Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2010, under the Securities Exchange Act of 1934)
*10.19
Edwards Lifesciences Corporation Form of current Change-in-Control Severance Agreement (incorporated by reference to Exhibit 10.19 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2010, under the Securities and Exchange Act of 1934)
*10.20	Edwards Lifesciences Corporation Form of Indemnification Agreement
21.1	Subsidiaries of Edwards Lifesciences Corporation
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**
The following financial statements from Edwards Lifesciences' Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) and (v) Notes to Consolidated Financial Statements.

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

EDWARDS LIFESCIENCES CORPORATION
February 27, 2012	By:	/s/ MICHAEL A. MUSSALLEM Michael A. Mussallem Chairman of the Board and Chief Executive Officer

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

Signature	Title	Date

/s/ MICHAEL A. MUSSALLEM Michael A. Mussallem	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 27, 2012
/s/ THOMAS M. ABATE Thomas M. Abate	Corporate Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2012
/s/ MIKE R. BOWLIN Mike R. Bowlin	Director	February 27, 2012
/s/ JOHN T. CARDIS John T. Cardis	Director	February 27, 2012
/s/ ROBERT A. INGRAM Robert A. Ingram	Director	February 27, 2012

Signature	Title	Date

/s/ WILLIAM J. LINK, PH.D. William J. Link, Ph.D.	Director	February 27, 2012
/s/ BARBARA J. MCNEIL, M.D., PH.D. Barbara J. McNeil, M.D., Ph.D.	Director	February 27, 2012
/s/ DAVID E.I. PYOTT David E.I. Pyott	Director	February 27, 2012
/s/ WESLEY W. VON SCHACK Wesley W. von Schack	Director	February 27, 2012