Form 10-Q
period 2012-03-31
Edwards Lifesciences Corp
filed 2012-05-09
CIK 1099800

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2012
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

        The number of shares outstanding of the registrant's common stock, $1.00 par value, as of April 30, 2012 was 114,598,804.

EDWARDS LIFESCIENCES CORPORATION

FORM 10-Q
For the quarterly period ended March 31, 2012

Part I. Financial Information

Item 1.    Financial Statements

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(in millions, except par value; unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$213.3	$171.2
Short-term investments	196.2	279.3
Accounts and other receivables, net of allowances of $8.7 and $14.8, respectively	346.7	320.7
Inventories, net (Note 2)	268.3	261.3
Deferred income taxes	31.6	43.9
Prepaid expenses	41.7	35.0
Other current assets	90.2	57.1

Total current assets	1,188.0	1,168.5
Long-term accounts receivable, net of allowances of $6.2 and $4.2, respectively	21.4	24.6
Property, plant and equipment, net	308.2	304.3
Goodwill	349.8	349.8
Other intangible assets, net (Note 3)	65.1	66.9
Investments in unconsolidated affiliates (Note 4)	21.9	21.8
Deferred income taxes	24.0	20.0
Other assets	25.8	24.6

	$2,004.2	$1,980.5

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$265.2	$335.2

Long-term debt	179.4	150.4

Other long-term liabilities	169.3	157.0

Commitments and contingencies (Note 10)
Stockholders' equity
Preferred stock, $.01 par value, authorized 50.0 shares, no shares outstanding	—	—
Common stock, $1.00 par value, 350.0 shares authorized, 121.1 and 120.0 shares issued, and 114.0 and 114.1 shares outstanding, respectively	121.1	120.0
Additional paid-in capital	363.3	300.5
Retained earnings	1,425.8	1,360.7
Accumulated other comprehensive loss	(24.6)	(37.5)
Treasury stock, at cost, 7.1 and 5.9 shares, respectively	(495.3)	(405.8)

Total stockholders' equity	1,390.3	1,337.9

	$2,004.2	$1,980.5

The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in millions, except per share information; unaudited)

	Three Months Ended March 31,
	2012	2011
Net sales	$459.2	$404.5
Cost of goods sold	127.3	116.8

Gross profit	331.9	287.7
Selling, general and administrative expenses	177.2	150.3
Research and development expenses	68.6	59.0
Other expense (income), net	0.5	(6.2)

Income before provision for income taxes	85.6	84.6
Provision for income taxes	20.5	20.7

Net income	$65.1	$63.9

Share information (Note 12)
Earnings per share:
Basic	$0.57	$0.56
Diluted	$0.55	$0.53
Weighted-average number of common shares outstanding:
Basic	114.0	114.9
Diluted	118.0	120.5

The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(in millions; unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$65.1	$63.9

Other comprehensive income, net of tax (Note 11)
Foreign currency translation adjustments	7.2	32.3

Unrealized gain (loss) on cash flow hedges	4.7	(7.1)

Unrealized gain on available-for-sale investments for the period	0.7	1.4
Reclassification of net realized investment loss to earnings	0.3	—

Unrealized gain on available-for-sale investments	1.0	1.4

Other comprehensive income	12.9	26.6

Comprehensive income	$78.0	$90.5

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in millions; unaudited)

	Three Months Ended March 31,
	2012	2011
		(as restated) (Note 15)
Cash flows from operating activities
Net income	$65.1	$63.9
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	13.8	14.5
Stock-based compensation (Note 8)	9.2	7.7
Excess tax benefit from stock plans	(38.2)	(15.2)
Deferred income taxes	1.7	1.5
Other	(0.9)	(4.5)
Changes in operating assets and liabilities:
Accounts and other receivables, net	(24.9)	(34.9)
Inventories, net	(7.9)	(5.9)
Accounts payable and accrued liabilities	(52.3)	(9.0)
Prepaid expenses and other current assets	2.5	(5.6)
Other	1.2	2.4

Net cash (used in) provided by operating activities	(30.7)	14.9

Cash flows from investing activities
Capital expenditures	(18.0)	(13.9)
Purchases of short-term investments	(106.1)	(105.6)
Proceeds from short-term investments	190.3	—
Proceeds from unconsolidated affiliates, net	2.2	5.0
Acquisition	—	(42.6)
Investments in trading securities, net	—	(0.7)
Investments in intangible assets	—	(0.3)

Net cash provided by (used in) investing activities	68.4	(158.1)

Cash flows from financing activities
Proceeds from issuance of debt	151.6	110.5
Payments on debt	(120.5)	(5.2)
Purchases of treasury stock	(89.5)	(75.8)
Equity forward contract related to accelerated share repurchase agreement (Note 9)	(10.8)	—
Proceeds from stock plans	24.9	13.2
Excess tax benefit from stock plans	38.2	15.2
Other	3.0	1.6

Net cash (used in) provided by financing activities	(3.1)	59.5

Effect of currency exchange rate changes on cash and cash equivalents	7.5	12.8

Net increase (decrease) in cash and cash equivalents	42.1	(70.9)
Cash and cash equivalents at beginning of period	171.2	396.1

Cash and cash equivalents at end of period	$213.3	$325.2

The accompanying notes are an integral part of these
consolidated condensed financial statements.

1.     BASIS OF PRESENTATION

        The accompanying interim consolidated condensed financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the consolidated financial statements and notes included in Edwards Lifesciences Corporation's Annual Report on Form 10-K for the year ended December 31, 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted.

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

Recently Adopted Accounting Standards

        In May 2011, the Financial Accounting Standards Board ("FASB") issued an amendment to the accounting guidance on fair value measurements to ensure that United States GAAP and International Financial Reporting Standards have common requirements for fair value measurement and disclosures, including a consistent definition of fair value. The guidance was effective for interim and annual periods beginning on or after December 15, 2011. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

        In June 2011, the FASB issued an amendment to the accounting guidance on the presentation of comprehensive income. The guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity, and instead requires that all nonowner changes in stockholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company elected to present two separate but consecutive statements.

        In September 2011, the FASB issued an amendment to the accounting guidance on goodwill to permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The guidance was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company will consider the use of the qualitative factors in its annual goodwill impairment test this year.

2.     INVENTORIES, NET

        Inventories, net of reserves, consisted of the following (in millions):

	March 31, 2012	December 31, 2011
Raw materials	$52.9	$51.7
Work in process	71.1	66.6
Finished products	144.3	143.0

	$268.3	$261.3

3.     OTHER INTANGIBLE ASSETS

        Other intangible assets consisted of the following (in millions):

	March 31, 2012			December 31, 2011
	Cost	Accumulated Amortization	Net Carrying Value	Cost	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets
Patents	$207.2	$(161.0)	$46.2	$205.9	$(158.4)	$47.5
Unpatented technology	39.7	(31.8)	7.9	39.3	(31.3)	8.0
Other	12.1	(7.4)	4.7	12.0	(6.9)	5.1

	259.0	(200.2)	58.8	257.2	(196.6)	60.6

Unamortizable intangible assets
In-process research and development	6.3	—	6.3	6.3	—	6.3

	$265.3	$(200.2)	$65.1	$263.5	$(196.6)	$66.9

        The net carrying value of patents includes $16.5 million of capitalized legal costs related to the defense and enforcement of issued patents and trademarks for which success is deemed probable as of March 31, 2012.

        Amortization expense related to other intangible assets was $3.3 million and $4.2 million for the three months ended March 31, 2012 and 2011, respectively. Estimated amortization expense for each of the years ending December 31 is as follows (in millions):

2012	$13.2
2013	13.2
2014	11.5
2015	10.3
2016	10.2

        The Company expenses costs incurred to renew or extend the term of acquired intangible assets.

4.     INVESTMENTS IN UNCONSOLIDATED AFFILIATES

        The Company has a number of equity investments in privately and publicly held companies. Investments in these unconsolidated affiliates are as follows:

	March 31, 2012	December 31, 2011
	(in millions)
Available-for-sale investments
Cost	$0.4	$2.0
Unrealized gains	2.7	1.3

Fair value of available-for-sale investments	3.1	3.3

Equity method investments
Cost	12.9	12.6
Equity in losses	(0.7)	(0.7)

Carrying value of equity method investments	12.2	11.9

Cost method investments
Carrying value of cost method investments	6.6	6.6

Total investments in unconsolidated affiliates	$21.9	$21.8

        For the three months ended March 31, 2012, proceeds from sales of available-for-sale investments were $2.1 million, and the Company realized pre-tax gains from these sales of $0.4 million. There were no sales of available-for-sale investments during the three months ended March 31, 2011.

5.     FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS

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

  Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following table summarizes the Company's financial instruments which are measured at fair value on a recurring basis (in millions):

March 31, 2012	Level 1	Level 2	Level 3	Total
Assets
Investments held for executive deferred compensation plan	$12.4	$—	$—	$12.4
Investments in unconsolidated affiliates	3.1	—	—	3.1
Derivatives	—	15.9	—	15.9

	$15.5	$15.9	$—	$31.4

Liabilities
Executive deferred compensation plan	$12.4	$—	$—	$12.4

December 31, 2011
Assets
Investments held for executive deferred compensation plan	$11.5	$—	$—	$11.5
Investments in unconsolidated affiliates	3.3	—	—	3.3
Derivatives	—	12.7	—	12.7

	$14.8	$12.7	$—	$27.5

Liabilities
Executive deferred compensation plan	$9.9	$—	$—	$9.9

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

  Derivative Instruments

        The Company uses derivative financial instruments in the form of foreign currency forward exchange contracts to manage foreign currency exposures. All derivatives contracts are recognized on the balance sheet at their fair value. The fair value for derivatives is determined based on quoted foreign currency exchange rates discounted to present as appropriate. The valuation procedures are based upon well recognized financial principles. Although readily observable data is used in the valuations, different valuation methods could have an effect on the estimated fair value. The derivative instruments are categorized as Level 2.

  Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

        The Company has assets that are subject to measurement at fair value on a non-recurring basis, including assets acquired in a business combination, such as goodwill and intangible assets, and other long-lived assets. The Company reviews the carrying value of intangible and other long-lived assets whenever events and circumstances indicate that the carrying amounts of the assets may not be recoverable. If it is determined that the assets are impaired, the carrying value would be reduced to estimated fair market value. During the three months ended March 31, 2012, the Company had no impairments related to assets subject to measurement at fair value on a non-recurring basis. In March 2011, the Company acquired Embrella Cardiovascular, Inc. This transaction resulted in an increase to "Goodwill" and "Other Intangible Assets, net" of $34.6 million and $12.1 million, respectively.

6.     DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

        The Company uses derivative financial instruments to manage its currency exchange rate risk as summarized below. Notional amounts are stated in United States dollar equivalents at spot exchange rates at the respective dates.

	March 31, 2012		December 31, 2011
	Notional Amount	Fair Value Asset (Liability)	Notional Amount	Fair Value Asset (Liability)
	(in millions)
Foreign currency forward exchange contracts	$762.5	$15.9	$759.5	$12.7

        The Company uses foreign currency forward exchange contracts to offset the changes due to currency rate movements in the amount of future cash flows associated with intercompany transactions and certain third-party expenses expected to occur within the next thirteen months. These foreign currency forward exchange contracts are designated as cash flow hedges. Certain of the Company's locations have assets and liabilities denominated in currencies other than their functional currencies resulting from intercompany and third-party transactions. The Company uses foreign currency forward exchange contracts that are not designated as hedging instruments to offset the transaction gains and losses associated with certain of these assets and liabilities. All foreign currency forward exchange contracts are denominated in currencies of major industrial countries, principally the Euro and the Japanese yen. It is the Company's policy not to enter into derivative financial instruments for speculative purposes.

        All derivative financial instruments are recognized at fair value in the consolidated condensed balance sheets. The Company reports in "Other Comprehensive Income" ("OCI") the effective portion of the gain or loss on derivative financial instruments that are designated and that qualify as cash flow hedges. The Company reclassifies these gains and losses into earnings in the same period in which the underlying hedged transactions affect earnings. Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current period earnings. For the three months ended March 31, 2012 and 2011, the Company did not record any gains or losses due to hedge ineffectiveness. The gains and losses on derivative financial instruments for which the Company does not elect hedge accounting treatment are recognized in the consolidated condensed statements of operations in each period, based upon the change in the fair value of the derivative financial instrument. Cash flows from derivative financial instruments are reported as operating activities in the consolidated condensed statements of cash flows.

        Derivative financial instruments involve credit risk in the event the counterparty should default. It is the Company's policy to execute such instruments with global financial institutions that the Company believes to be creditworthy. The Company diversifies its derivative financial instruments among counterparties to minimize exposure to any one of these entities. The Company also uses International Swap Dealers Association master-netting agreements. Under the master-netting agreements, the

Company's counterparty settlement risk is the net amount of any receipts or payments due between the Company and the counterparty financial institution.

        The following table presents the location and fair value amounts of derivative instruments reported in the consolidated condensed balance sheets (in millions):

		Fair Value
Derivatives designated as hedging instruments	Balance Sheet Location	March 31, 2012	December 31, 2011
Assets
Foreign currency contracts	Prepaid expenses	$15.9	$12.7

        The following tables present the effect of derivative instruments on the consolidated condensed statements of operations and consolidated condensed statements of comprehensive income (in millions):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended March 31,			Three Months Ended March 31,
			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income
Derivatives in cash flow hedging relationships	2012	2011		2012	2011
Foreign currency contracts	$3.6	$(15.1)	Cost of goods sold	$(3.7)	$(3.2)

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended March 31,
	Location of Gain or (Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments		2012	2011
Foreign currency contracts	Other expense (income), net	$4.7	$(3.6)

        The Company expects that during the next twelve months it will reclassify to earnings a $0.3 million gain currently recorded in "Accumulated Other Comprehensive Loss."

7.     DEFINED BENEFIT PLANS

        The components of net periodic benefit costs for the three months ended March 31, 2012 and 2011 were as follows (in millions):

	Three months Ended March 31,
	2012	2011
Service cost	$1.8	$1.5
Employee contributions	—	—
Interest cost	0.6	0.5
Expected return on plan assets	(0.4)	(0.3)
Amortization of actuarial loss, prior service credit and other	0.2	0.1

Net periodic pension benefit cost	$2.2	$1.8

8.     STOCK-BASED COMPENSATION

        Stock-based compensation expense related to awards issued under the Company's incentive compensation plans for the three months ended March 31, 2012 and 2011 was as follows (in millions):

	Three Months Ended March 31,
	2012	2011
Cost of goods sold	$1.1	$0.8
Selling, general and administrative expenses	6.8	5.6
Research and development expenses	1.3	1.3

Total stock-based compensation expense	$9.2	$7.7

        At March 31, 2012, the total remaining compensation cost related to nonvested stock options, restricted stock units and employee stock purchase subscription awards amounted to $52.3 million, which will be amortized on a straight-line basis over the weighted-average remaining requisite service period of 28 months.

  Fair Value Disclosures

        The Black-Scholes option pricing model was used with the following weighted-average assumptions for options granted during the following periods:

  Option Awards

	Three Months Ended March 31,
	2012	2011
Risk-free interest rate	0.7%	2.3%
Expected dividend yield	None	None
Expected volatility	27.2%	25.7%
Expected term (years)	4.7	4.8
Fair value, per share	$18.70	$23.45

        The Black-Scholes option pricing model was used with the following weighted-average assumptions for employee stock purchase plan ("ESPP") subscriptions granted during the following periods:

  ESPP

	Three Months Ended March 31,
	2012	2011
Risk-free interest rate	0.1%	0.2%
Expected dividend yield	None	None
Expected volatility	29.7%	24.1%
Expected term (years)	0.6	0.6
Fair value, per share	$16.99	$18.28

9.     ACCELERATED SHARE REPURCHASE

        In February 2012, the Company entered into an accelerated share repurchase ("ASR") agreement with an investment bank to repurchase $54.0 million of the Company's common stock. The ASR agreement provides for the repurchase of the Company's common stock based on the volume-weighted average price ("VWAP") of the Company's common stock during the term of the agreement, less a discount, and is subject to collar provisions that establish minimum and maximum number of shares to be repurchased. In March 2012, the Company paid the $54.0 million purchase price and received an initial delivery of 0.6 million shares, representing the minimum number of shares to be repurchased under the agreement. The initial shares were valued at $72.40 per share based on the VWAP of the Company's common stock on March 1, 2012, which was the date the major terms of the ASR agreement were finalized, and represented approximately 80 percent of the shares expected to be repurchased. At the conclusion of the ASR agreement, the Company may receive additional shares, up to a maximum of 1.0 million shares. If the agreement had been settled on March 31, 2012, the investment bank would have been required to deliver 0.2 million additional shares to the Company based on an average VWAP, less the discount, of $69.45 per share for the period March 1 to March 31, 2012. The ASR agreement has a termination date of May 31, 2012, although the termination date may be accelerated at the investment bank's option.

        The ASR was accounted for as two separate transactions: (a) the $43.2 million value of the initial delivery of shares was recorded as shares of common stock acquired in a treasury stock transaction on the acquisition date and (b) the remaining $10.8 million of the purchase price paid was recorded as a forward contract indexed to the Company's own common stock and was recorded in "Additional Paid-in Capital" on the consolidated condensed balance sheet. The initial delivery of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share. The Company determined that the forward contract indexed to the Company's common stock met all the applicable criteria for equity classification and, therefore, was not accounted for as a derivative instrument.

10.   COMMITMENTS AND CONTINGENCIES

        In February 2008, Edwards Lifesciences filed a lawsuit against CoreValve, Inc. in the U.S. District Court for the District of Delaware alleging that its ReValving System infringes three of Edwards' U.S. Andersen patents, later narrowed to one patent ("the '552 patent"). Medtronic, Inc. ("Medtronic") acquired CoreValve, Inc. ("Medtronic CoreValve") in April 2009. In April 2010, a federal jury found the '552 patent to be valid and found that Medtronic CoreValve willfully infringes it. The jury also awarded Edwards $73.9 million in damages. In February 2011, the District Court reaffirmed the jury decision and ruled that Edwards is entitled to recover additional damages due to Medtronic CoreValve's continued infringing sales from the trial through the life of the patent, plus interest. In the same ruling, the court denied Edwards' motions for a permanent injunction, as well as its motion for increased damages relating to Medtronic CoreValve's willful infringement. Both Edwards and Medtronic CoreValve have appealed. The U.S. Court of Appeals for the Federal Circuit heard the appeals in January 2012 and the parties are awaiting its decision. A second lawsuit is pending in the same trial court against Medtronic CoreValve and Medtronic alleging infringement of three of Edwards' U.S. Andersen patents. In September 2010, the United States Patent and Trademark Office ("USPTO") granted Medtronic's third request to reexamine the validity of the claim of the '552 patent and in July 2011 confirmed the validity of that patent. Medtronic has since filed another request for reexamination of the '552 patent.

        In June 2011, Medtronic filed a lawsuit in the U.S. District Court for the District of Minnesota alleging that certain surgical valve holders and a surgical embolic filter device infringe its patents. Edwards counterclaimed against Medtronic, alleging that the Medtronic Contour 3D annuloplasty ring infringes an Edwards ring patent. By the Order of a Magistrate Judge in January 2012, the lawsuit was stayed pending the outcome of future reexamination findings by the USPTO, but this stay was later lifted. In February and March 2012, the USPTO granted Edwards' request to reexamine the validity of three of the four Medtronic patents involved in this lawsuit.

        In June 2011, Medtronic CoreValve also filed another lawsuit in the U.S. District Court for the Central District of California alleging that the Edwards SAPIEN transcatheter heart valve infringes a Medtronic CoreValve patent. Edwards counterclaimed against Medtronic CoreValve and Medtronic, alleging that the Medtronic CoreValve heart valve infringes Edwards' U.S. Letac-Cribier transcatheter heart valve patent. Edwards' counterclaim was subsequently transferred to the U.S. District Court for the District of Delaware. In April 2012, the USPTO granted Edwards' request to reexamine the validity of the Medtronic CoreValve patent.

        In March 2012, Medtronic filed another lawsuit in the U.S. District Court for the Central District of California alleging that the methods of implanting the Edwards SAPIEN transcatheter heart valve in the United States infringes two Medtronic patents relating to methods of pacing the heart. The Company plans to vigorously defend against this claim.

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

11.   OTHER COMPREHENSIVE INCOME

        The tax effect on the components of other comprehensive income is as follows (in millions):

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Gain on Investments in Unconsolidated Affiliates	Total Other Comprehensive Income
Three Months Ended March 31, 2012
Pre-tax period change	$7.2	$7.3	$1.5	$16.0
Deferred income tax expense	—	(2.6)	(0.5)	(3.1)

Net of tax amount	$7.2	$4.7	$1.0	$12.9

Three Months Ended March 31, 2011
Pre-tax period change	$32.3	$(11.9)	$2.4	$22.8
Deferred income tax benefit (expense)	—	4.8	(1.0)	3.8

Net of tax amount	$32.3	$(7.1)	$1.4	$26.6

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

        The table below presents the computation of basic and diluted earnings per share (in millions, except for per share information):

	Three Months Ended March 31,
	2012	2011
Basic:
Net income	$65.1	$63.9

Weighted-average shares outstanding	114.0	114.9

Basic earnings per share	$0.57	$0.56

Diluted:
Net income	$65.1	$63.9

Weighted-average shares outstanding	114.0	114.9
Dilutive effect of stock plans	4.0	5.6

Dilutive weighted-average shares outstanding	118.0	120.5

Diluted earnings per share	$0.55	$0.53

        Stock options and restricted stock units to purchase 1.2 million and 0.2 million shares for the three months ended March 31, 2012 and 2011, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. Additionally, 0.2 million shares that would have been received if the ASR agreement discussed in Note 9 were settled as of March 31, 2012 were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

13.   INCOME TAXES

        The Company's effective income tax rates were 23.9% and 24.5% for the three months ended March 31, 2012 and 2011, respectively. The effective income tax rate for the three months ended March 31, 2012 included a $2.3 million benefit from the remeasurement of uncertain tax positions.

        The federal research credit expired on December 31, 2011 and has not been reinstated as of March 31, 2012. The effective income tax rate for the three months ended March 31, 2012 has been calculated without an assumed benefit for the federal research credit. In 2011, the federal research credit favorably impacted the effective tax rate by approximately 2.4%.

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

        As of March 31, 2012 and December 31, 2011, the liability for income taxes associated with uncertain tax positions was $84.2 million and $78.0 million, respectively. The Company estimates that these liabilities would be reduced by $8.6 million and $6.8 million, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments. The net amounts of $75.6 million and $71.2 million, respectively, if not required, would favorably affect the Company's effective tax rate.

        All material state, local and foreign income tax matters have been concluded for years through 2006. The Internal Revenue Service ("IRS") has completed its examination of the 2007 and 2008 tax years for all matters except for certain transfer pricing issues. The appeals process for those transfer pricing issues is on-going, but is expected to be finalized within the next twelve months. The IRS began its examination of the 2009 and 2010 tax years during the second quarter of 2011.

14.   SEGMENT INFORMATION

        Edwards Lifesciences conducts operations worldwide and is managed in the following geographical regions: United States, Europe, Japan and Rest of World. All regions sell products that are used to treat advanced cardiovascular disease. Net sales by geographic area are based on the location of the customer.

        The table below presents information about Edwards Lifesciences' reportable segments (in millions):

	Three Months Ended March 31,
	2012	2011
Segment Net Sales
United States	$186.6	$149.1
Europe	150.8	137.8
Japan	69.8	57.4
Rest of world	52.7	44.3

Total segment net sales	$459.9	$388.6

Segment Pre-Tax Income
United States	$101.7	$81.3
Europe	67.7	62.4
Japan	35.8	27.3
Rest of world	13.2	12.3

Total segment pre-tax income	$218.4	$183.3

        The table below presents reconciliations of segment net sales to consolidated net sales and segment pre-tax income to consolidated pre-tax income (in millions):

	Three Months Ended March 31,
	2012	2011
Net Sales Reconciliation
Segment net sales	$459.9	$388.6
Foreign currency	(0.7)	15.9

Consolidated net sales	$459.2	$404.5

Pre-Tax Income Reconciliation
Segment pre-tax income	$218.4	$183.3
Unallocated amounts:
Corporate items	(130.4)	(103.8)
Foreign currency	(2.4)	5.1

Consolidated pre-tax income	$85.6	$84.6

Enterprise-Wide Information

        Enterprise-wide information is based on foreign exchange rates used in the Company's consolidated financial statements.

	Three Months Ended March 31,
	2012	2011
	(in millions)
Net Sales by Geographic Area
United States	$186.6	$149.1
Europe	148.8	139.5
Japan	70.8	69.3
Rest of world	53.0	46.6

	$459.2	$404.5

Net Sales by Major Product and Service Area
Surgical Heart Valve Therapy	$203.6	$198.3
Transcatheter Heart Valves	121.5	72.7
Critical Care	134.1	133.5

	$459.2	$404.5

	March 31, 2012	December 31, 2011
	(in millions)
Long-Lived Tangible Assets by Geographic Area
United States	$226.5	$223.0
International	107.5	105.9

	$334.0	$328.9

15.   RESTATEMENT OF UNAUDITED INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

        During the fourth quarter of 2011, the Company determined that its previously issued consolidated condensed balance sheet and consolidated condensed statement of cash flows for the quarter ended March 31, 2011 contained a classification error related to its cash equivalents and short-term investments. The Company purchased bank time deposits with original maturities over three months but less than one year. The Company determined that these bank time deposits had been incorrectly classified as cash equivalents for the above mentioned period and, accordingly, the Company has restated the presentation as reflected below. The classification error had no impact on the Company's current assets nor on the consolidated condensed statement of operations.

	As of March 31, 2011
Balance Sheets	As Reported	As Restated
	(in millions)
Cash and cash equivalents	$433.8	$325.2
Short-term investments	—	108.6

Total	$433.8	$433.8

	Three Months Ended March 31, 2011
Statements of Cash Flows	As Reported	As Restated
	(in millions)
Cash flows from investing activities
Purchases of short-term investments	$—	$(105.6)
Net cash used in investing activities	(52.5)	(158.1)
Effect of currency exchange rate changes on cash and cash equivalents	15.8	12.8
Net increase (decrease) in cash and cash equivalents	37.7	(70.9)
Cash and cash equivalents at end of period	433.8	325.2

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company (as defined below in "Overview") intends the forward-looking statements contained in this report to be covered by the safe harbor provisions of such Acts. All statements other than statements of historical fact in this report or referred to or incorporated by reference into this report are "forward-looking statements" for purposes of these sections. These statements include, among other things, any predictions of earnings, revenues, expenses or other financial items, plans or expectations with respect to development activities, clinical trials or regulatory approvals, any statements of plans, strategies and objectives of management for future operations, any statements concerning the Company's future operations, financial conditions and prospects, and any statements of assumptions underlying any of the foregoing. These statements can sometimes be identified by the use of the forward-looking words such as "may," "believe," "will," "expect," "project," "estimate," "should," "anticipate," "plan," "goal," "continue," "seek," "pro forma," "forecast," "intend," "guidance," "optimistic," "aspire," "confident," other forms of these words or similar words or expressions or the negative thereof. Investors are cautioned not to unduly rely on such forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause the Company's results or future business, financial condition, results of operations or performance to differ materially from the Company's historical results or experiences or those expressed or implied in any forward-looking statements contained in this report. Investors should carefully review the information contained in, or incorporated by reference into, the Company's annual report on Form 10-K for the year ended December 31, 2011 and subsequent reports on Forms 10-Q and 8-K for a description of certain of these risks and uncertainties. These forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement. If the Company does update or correct one or more of these statements, investors and others should not conclude that the Company will make additional updates or corrections.

Overview

        Edwards Lifesciences Corporation ("Edwards Lifesciences" or the "Company") is focused on technologies that treat structural heart disease and critically ill patients. A pioneer in the development and commercialization of heart valve products, Edwards Lifesciences is the world's leading manufacturer of tissue heart valves and repair products used to replace or repair a patient's diseased or defective heart valve. The Company is also a global leader in hemodynamic monitoring systems used to measure a patient's cardiovascular function in the hospital setting.

        During the quarter, the Company began reporting its products and technologies in three new product groups: Surgical Heart Valve Therapy, which combines surgical heart valves and Cardiac Surgery Systems; Transcatheter Heart Valves; and Critical Care which includes Vascular. Sales amounts for the prior year periods have been recast to conform with the new product classification.

        Edwards Lifesciences' Surgical Heart Valve Therapy portfolio is comprised primarily of tissue heart valves and heart valve repair products for the surgical repair or replacement of a patient's heart valve. The portfolio also includes a diverse line of products used during minimally invasive surgical procedures, and cannulae, embolic protection devices and other products used during cardiopulmonary bypass. The Company's Transcatheter Heart Valves portfolio includes technologies designed to treat heart valve disease using catheter-based approaches as opposed to open surgical techniques. In the Critical Care portfolio, Edwards Lifesciences' products include pulmonary artery catheters, disposable pressure transducers and advanced monitoring systems. The portfolio also includes a line of balloon catheter-based products, surgical clips and inserts.

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

Results of Operations

  Net Sales Trends
  (dollars in millions)

	Three Months Ended March 31,
				Percent Change
	2012	2011	Change
United States	$186.6	$149.1	$37.5	25.2%
International	272.6	255.4	17.2	6.7%

Total net sales	$459.2	$404.5	$54.7	13.5%

        In the United States, the $37.5 million increase in net sales for the three months ended March 31, 2012 was due primarily to:

  •
  Transcatheter Heart Valves, which increased net sales by $36.7 million, driven primarily by sales of the Edwards SAPIEN transcatheter heart valve which was launched in the United States in the fourth quarter of 2011.

        International net sales increased $17.2 million for the three months ended March 31, 2012, due primarily to:

  •
  Transcatheter Heart Valves, which increased net sales by $13.6 million, driven primarily by sales of the Edwards SAPIEN XT transcatheter heart valve; and

  •
  Surgical Heart Valve Therapy products, which increased net sales by $5.7 million, driven primarily by sales of the Carpentier-Edwards PERIMOUNT Magna Aortic Ease valve.

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

  Net Sales by Product Line
  (dollars in millions)

	Three Months Ended March 31,
				Percent Change
	2012	2011	Change
Surgical Heart Valve Therapy	$203.6	$198.3	$5.3	2.7%
Transcatheter Heart Valves	121.5	72.7	48.8	67.2%
Critical Care	134.1	133.5	0.6	0.5%

Total net sales	$459.2	$404.5	$54.7	13.5%

  Surgical Heart Valve Therapy

        Net sales of Surgical Heart Valve Therapy products for the three months ended March 31, 2012 increased by $5.3 million, due primarily to:

  •
  surgical heart valve repair products, which increased net sales by $2.2 million, driven by the Carpentier-Edwards Physio II ring; and

  •
  surgical tissue valves, which increased net sales by $2.0 million, driven by the Carpentier-Edwards PERIMOUNT Magna Aortic Ease valve.

        In Europe, the Company received CE Mark in February 2012 for EDWARDS INTUITY, its minimally invasive aortic valve surgery system. Also during the first quarter, the Company initiated a limited launch of its IntraClude aortic occlusion device for use in patients undergoing cardiopulmonary bypass, including during mitral heart valve repair or replacement surgery using a minimally invasive approach.

  Transcatheter Heart Valves

        Net sales of Transcatheter Heart Valves for the three months ended March 31, 2012 increased by $48.8 million, due primarily to a $51.4 million increase in net sales of valves with transfemoral delivery systems. The increase was primarily due to the launch of the Edwards SAPIEN transcatheter heart valve in the United States in the fourth quarter of 2011, and an increase in international net sales of the Edwards SAPIEN XT transcatheter heart valve.

        The Company expects that its transcatheter heart valves will continue to be a strong contributor to 2012 sales. In November 2011, the Company received approval from the United States Food and Drug Administration ("FDA") for the transfemoral delivery of the Edwards SAPIEN transcatheter heart valve for treatment of certain inoperable patients with severe symptomatic aortic stenosis (Cohort B of The PARTNER Trial). In 2011, the Company submitted its pre-market approval application for Cohort A of The PARTNER Trial to the FDA. Cohort A studied patients with severe, symptomatic aortic stenosis deemed at high risk for traditional open-heart surgery. An FDA advisory panel has been scheduled for June 13, 2012 with respect to the Cohort A application.

  Critical Care

        Net sales of Critical Care products for the three months ended March 31, 2012 increased by $0.6 million, due primarily to:

  •
  advanced monitoring products, led by FloTrac systems, which increased net sales by $2.0 million, and the EV1000 Clinical Platform, which increased net sales by $1.8 million; and

  •
  foreign currency exchange rate fluctuations, which increased net sales by $1.2 million, due primarily to the strengthening of the Japanese yen against the United States dollar, partially offset by the weakening of the Euro against the United States dollar;

  partially offset by:

  •
  a $4.3 million decrease in net sales due to the discontinuation of distributed sales of certain oximetry products.

  Gross Profit

	Three Months Ended March 31,
	2012	2011	Change
Gross profit as a percentage of net sales	72.3%	71.1%	1.2 pts.

        The 1.2 percentage point increase in gross profit as a percentage of net sales for the three months ended March 31, 2012 was driven primarily by:

  •
  a 1.9 percentage point increase in the United States due to a more profitable product mix, primarily higher sales of Transcatheter Heart Valves; and

  •
  a 1.0 percentage point increase due to the impact of foreign currency exchange rate fluctuations, including the outcome of foreign currency hedging contracts;

  partially offset by:

  •
  higher one-time manufacturing costs.

  Selling, General and Administrative ("SG&A") Expenses
  (dollars in millions)

	Three Months Ended March 31,
	2012	2011	Change
SG&A expenses	$177.2	$150.3	$26.9
SG&A expenses as a percentage of net sales	38.6%	37.2%	1.4 pts.

        The increase in SG&A expenses for the three months ended March 31, 2012 was due primarily to higher sales and marketing expenses in the United States, mainly to support the transcatheter heart valve program, including the launch in the United States.

  Research and Development Expenses
  (dollars in millions)

	Three Months Ended March 31,
	2012	2011	Change
Research and development expenses	$68.6	$59.0	$9.6
Research and development expenses as a percentage of net sales	14.9%	14.6%	0.3 pts.

        The increase in research and development expenses for the three months ended March 31, 2012 was due primarily to additional investments in clinical studies and new product development efforts in the transcatheter heart valve program.

  Interest Expense (Income), net
  (in millions)

	Three Months Ended March 31,
	2012	2011	Change
Interest expense	$1.1	$0.5	$0.6
Interest income	(1.1)	(0.5)	(0.6)

Interest expense (income), net	$—	$—	$—

        The increase in interest expense for the three months ended March 31, 2012 resulted primarily from higher average interest rates as compared to the prior year period. The increase in interest income resulted primarily from the recognition of interest income on discounted accounts receivables in Italy, Spain, Portugal and Greece.

  Other Expense (Income), net
  (in millions)

	Three Months Ended March 31,
	2012	2011
Foreign exchange losses (gains), net	$0.6	$(0.9)
Gain on investments in unconsolidated affiliates	(0.4)	(4.3)
Earn-out payments	—	(1.0)
Other	0.3	—

Other expense (income), net	$0.5	$(6.2)

        The foreign exchange losses (gains) relate to the foreign currency fluctuations in the Company's global trade and intercompany receivable and payable balances. Foreign exchange fluctuations (primarily the Euro) resulted in a net loss in 2012.

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

  Provision for Income Taxes

        The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the United States, which have statutory tax rates lower than the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates. The Company's effective income tax rates were 23.9% and 24.5% for the three months ended March 31, 2012 and 2011, respectively. The effective income tax rate for the three months ended March 31, 2012 included a $2.3 million tax benefit from the remeasurement of uncertain tax positions.

        The federal research credit expired on December 31, 2011 and has not been reinstated as of March 31, 2012. The effective income tax rate for the three months ended March 31, 2012 has been calculated without an assumed benefit for the federal research credit. In 2011, the federal research credit favorably impacted the effective tax rate by approximately 2.4%.

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

        As of March 31, 2012 and December 31, 2011, the liability for income taxes associated with uncertain tax positions was $84.2 million and $78.0 million, respectively. The Company estimates that these liabilities would be reduced by $8.6 million and $6.8 million, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments. The net amounts of $75.6 million and $71.2 million, respectively, if not required, would favorably affect the Company's effective tax rate.

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

        As of March 31, 2012, cash and cash equivalents and short-term investments held outside the United States were $371.0 million, and have historically been used to fund international operations. The Company believes that cash held in the United States, in addition to amounts available under credit facilities and cash from operations, are sufficient to fund its United States operating requirements. The majority of cash and cash equivalents and short-term investments held outside the United States relate to undistributed earnings of certain of the Company's foreign subsidiaries which are considered to be indefinitely reinvested by the Company. Repatriations of cash and cash equivalents and short-term investments held outside the United States are subject to restrictions in certain jurisdictions and may be subject to withholding and other taxes. The potential tax liability related to any repatriation would be dependent on the facts and circumstances that would exist at the time such repatriation is made and the complexities of the tax laws of the United States and the respective foreign jurisdictions.

        The Company has a Four-Year Credit Agreement ("the Credit Facility") which matures on July 29, 2015. The Credit Facility provides up to an aggregate of $500.0 million in borrowings in multiple currencies. Borrowings generally bear interest at the London interbank offering rate ("LIBOR") plus 0.875%, subject to adjustment for leverage ratio changes as defined in the Credit Facility. The Company also pays a facility fee of 0.125% on the entire $500.0 million facility whether or not drawn. The facility fee is also subject to adjustment for leverage ratio changes. All amounts outstanding under the Credit Facility have been classified as long-term obligations as these borrowings are expected to be refinanced pursuant to the Credit Facility. As of March 31, 2012, borrowings of $179.4 million were outstanding under the Credit Facility. The Credit Facility is unsecured and contains various financial and other covenants, including a maximum leverage ratio and a minimum interest coverage ratio, as defined in the Credit Facility. The Company was in compliance with all covenants at March 31, 2012.

        In February 2010, the Board of Directors approved a stock repurchase program authorizing the Company to purchase on the open market and in privately negotiated transactions up to $500.0 million of the Company's common stock. In September 2011, the Board of Directors approved a new stock repurchase program authorizing the Company to purchase on the open market and in privately negotiated transactions up to an additional $500.0 million of the Company's common stock. Under these stock repurchase authorizations, in February 2012, the Company entered into an accelerated share repurchase ("ASR") agreement with an investment bank to repurchase $54.0 million of the Company's common stock. The ASR agreement is subject to collar provisions that established minimum and maximum number of shares to be repurchased based on the volume-weighted average price of the Company's common stock during the term of the agreement, less a discount. In March 2012, the Company paid the $54.0 million purchase price and received an initial delivery of 0.6 million shares, representing the minimum number of shares to be repurchased under the agreement, which was approximately 80 percent of the shares expected to be repurchased. At the conclusion of the ASR agreement, the Company may receive additional shares, up to a maximum of 1.0 million shares. The ASR agreement has a termination date of May 31, 2012, although the termination date may be accelerated at the investment bank's option. During the three months ended March 31, 2012, the Company repurchased a total of 1.2 million shares at an aggregate cost of $100.2 million, including prepaid amounts under the ASR agreement, and as of March 31, 2012, had remaining authority under the program to purchase $497.7 million of the Company's common stock. In addition to shares repurchased under the stock repurchase program, the Company also acquired shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

        At March 31, 2012, there had been no material changes in the Company's significant contractual obligations and commercial commitments as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2011.

        Net cash flows used in operating activities were $30.7 million for the three months ended March 31, 2012 compared to net cash flows provided by operating activities of $14.9 million for the three months ended March 31, 2011. The change of $45.6 million over the same period a year ago was due primarily to (1) a $23.0 million impact from excess tax benefits from stock plans, primarily the realization of excess tax benefits that had been previously suspended due to credit carryforwards and net operating losses in the United States in 2011 and (2) timing of supplier payments.

        Net cash provided by investing activities of $68.4 million for the three months ended March 31, 2012 consisted primarily of net proceeds from short-term investments of $84.2 million, partially offset by capital expenditures of $18.0 million.

        Net cash used in investing activities of $158.1 million for the three months ended March 31, 2011 consisted primarily of net purchases of short-term investments of $105.6 million, a $42.6 million payment associated with the acquisition of Embrella Cardiovascular, Inc., and capital expenditures of $13.9 million.

        Net cash used in financing activities of $3.1 million for the three months ended March 31, 2012 consisted primarily of purchases of treasury stock of $100.3 million, partially offset by net proceeds from debt of $31.1 million, proceeds from stock plans of $24.9 million, and the excess tax benefit from stock plans of $38.2 million (including the realization of previously suspended excess tax benefits).

        Net cash provided by financing activities of $59.5 million for the three months ended March 31, 2011 consisted primarily of net proceeds from debt of $105.3 million, proceeds from stock plans of $13.2 million, and the excess tax benefit from stock plans of $15.2 million, partially offset by purchases of treasury stock of $75.8 million.

Critical Accounting Policies and Estimates

        The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to the Company's critical accounting policies and estimates which the Company believes could have the most significant effect on the Company's reported results and require subjective or complex judgments by management is contained on pages 37-41 in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's Annual Report on Form 10-K for the year ended December 31, 2011. Management believes that at March 31, 2012, there had been no material changes to this information.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

  Interest Rate, Foreign Currency and Credit Risk

        For a complete discussion of the Company's exposure to interest rate, foreign currency and credit risk, refer to Item 7A "Quantitative and Qualitative Disclosures About Market Risk" on pages 41-43 of the Company's Annual Report on Form 10-K for the year ended December 31, 2011. There have been no significant changes from the information discussed therein.

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

        As of March 31, 2012, Edwards Lifesciences had $21.9 million of investments in equity instruments of other companies and had recorded unrealized gains of $2.1 million on these investments in "Accumulated Other Comprehensive Loss," net of tax. Should these companies experience a decline in financial condition or fail to meet certain development milestones, the decline in the investments' value may be considered other-than-temporary and impairment charges may be necessary.

Item 4.    Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    The Company's management, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2012. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as a result of a material weakness in internal control over financial reporting, as previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, the Company's disclosure controls and procedures were not effective as of March 31, 2012.

        As described in the Company's Annual Report on Form 10-K, filed on February 27, 2012, for the year ended December 31, 2011, the Company did not maintain effective controls over the completeness and timeliness of information impacting classification and disclosures related to financial reporting. Specifically, effective controls were not in place with respect to communication to appropriate financial reporting personnel from other departments of changes to information impacting classification and disclosures in the financial statements. This control deficiency resulted in a restatement to the Company's unaudited consolidated condensed balance sheets as of March 31, June 30, and September 30, 2011 to correct the misclassification of short-term investments incorrectly classified as cash equivalents, and the restatement of the Company's unaudited consolidated condensed statements of cash flows for the periods ended March 31, June 30, and September 30, 2011 to appropriately present the activity related to short-term investments resulting from the aforementioned classification error and for the periods ended June 30 and September 30, 2011 to correct the amount presented as excess tax benefit from stock plans as a component of cash flows from operating and financing activities (see Note 15 to the "Consolidated Condensed Financial Statements" of this Quarterly Report on Form 10-Q). Additionally, this control deficiency could result in other classification and disclosure misstatements related to financial reporting that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company's management determined that this control deficiency constituted a material weakness and has determined that it continues to exist as of March 31, 2012.

        Changes in Internal Control Over Financial Reporting.    The remediation efforts noted below represent changes in the Company's internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

        Plan for Remediation of Material Weakness.    Beginning in February 2012, with the oversight of the Audit and Public Policy Committee, the Company's management began to design and implement certain remediation measures to address the material weakness discussed above and to improve its internal control over financial reporting.

        The Company has enhanced its existing controls and added new controls to improve the communication to appropriate financial reporting personnel from other departments of changes to information impacting classification and disclosures in the financial statements. Specifically, these changes included implementation of quarterly meetings and modifications to existing monthly meetings involving other departments and regions as well as financial reporting personnel to appropriately address matters impacting the classification and disclosures in the Company's financial statements; and enhancing certain tools to be used to facilitate effective communication between other departments, regions and financial reporting personnel.

        The Company believes the remediation measures will strengthen the Company's internal control over financial reporting and remediate the material weakness identified. However, these measures had not been in operation long enough to effectively measure their operating effectiveness and, therefore, the identified material weakness had not been fully remediated as of March 31, 2012. The Company will continue to monitor the effectiveness of these remediation measures and will make any changes and take such other actions that are deemed appropriate given the circumstances.

Part II. Other Information

Item 1.    Legal Proceedings

        For a description of our material pending legal proceedings, please see Note 10 to the "Consolidated Condensed Financial Statements" of this Quarterly Report on Form 10-Q, which is incorporated by reference.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(a)(c)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(b)(c)
January 1, 2012 through January 31, 2012	467,500	$74.84	467,500	$562.9
February 1, 2012 through February 29, 2012	143,127	78.80	142,500	551.7
March 1, 2012 through March 31, 2012	596,710	72.40	596,710	497.7

Total	1,207,337	74.10	1,206,710

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

(c)
In March 2012, the Company paid $54.0 million under its ASR agreement and received an initial delivery of 0.6 million shares of the Company's common stock at $72.40 per share, representing approximately 80 percent of the shares expected to be repurchased. At the conclusion of the ASR agreement, the Company may receive additional shares, up to a maximum of 1.0 million shares. Shares purchased pursuant to the ASR agreement are presented in the above table in the periods in which they were received. The amount that may yet be purchased under the stock repurchase program was reduced by the $54.0 million payment.

Item 6.    Exhibits

        Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto and include the following:

*10.1		Amendment to Edwards Lifesciences Corporation Amended and Restated Chief Executive Officer Change-in-Control Severance Agreement, dated March 28, 2012
*10.2		Amendment to Edwards Lifesciences Corporation Form of original Change-in-Control Severance Agreement, dated March 28, 2012
31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	**	The following financial statements from Edwards Lifesciences' Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements

*
Represents management contract or compensatory plan.

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

EDWARDS LIFESCIENCES CORPORATION (Registrant)
Date: May 9, 2012	By:	/s/ THOMAS M. ABATE Thomas M. Abate Corporate Vice President, Chief Financial Officer (Chief Accounting Officer)

EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

Exhibit No.		Description
*10.1		Amendment to Edwards Lifesciences Corporation Amended and Restated Chief Executive Officer Change-in-Control Severance Agreement, dated March 28, 2012
*10.2		Amendment to Edwards Lifesciences Corporation Form of original Change-in-Control Severance Agreement, dated March 28, 2012
31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	**	The following financial statements from Edwards Lifesciences' Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements

*
Represents management contract or compensatory plan.

**
XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities and Exchange Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.