Form 10-Q
period 2012-06-30
Edwards Lifesciences Corp
filed 2012-08-07
CIK 1099800

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2012
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

        The number of shares outstanding of the registrant's common stock, $1.00 par value, as of July 31, 2012 was 115,713,782.

EDWARDS LIFESCIENCES CORPORATION

FORM 10-Q
For the quarterly period ended June 30, 2012

Part I. Financial Information

Item 1.    Financial Statements

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(in millions, except par value; unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$304.3	$171.2
Short-term investments	201.7	279.3
Accounts and other receivables, net of allowances of $5.1 and $14.8, respectively	336.4	320.7
Inventories, net (Note 3)	265.4	261.3
Deferred income taxes	36.0	43.9
Prepaid expenses	39.5	35.0
Other current assets	95.5	57.1

Total current assets	1,278.8	1,168.5
Long-term accounts receivable, net of allowances of $5.8 and $4.2, respectively	10.9	24.6
Property, plant and equipment, net	315.8	304.3
Goodwill	349.8	349.8
Other intangible assets, net (Note 4)	61.7	66.9
Investments in unconsolidated affiliates (Note 5)	22.1	21.8
Deferred income taxes	10.2	20.0
Other assets	25.8	24.6

	$2,075.1	$1,980.5

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$284.3	$335.2

Long-term debt	185.1	150.4

Other long-term liabilities	171.1	157.0

Commitments and contingencies (Note 11)
Stockholders' equity
Preferred stock, $.01 par value, authorized 50.0 shares, no shares outstanding	—	—
Common stock, $1.00 par value, 350.0 shares authorized, 123.0 and 120.0 shares issued, and 115.3 and 114.1 shares outstanding, respectively	123.0	120.0
Additional paid-in capital	418.0	300.5
Retained earnings	1,493.6	1,360.7
Accumulated other comprehensive loss	(51.0)	(37.5)
Treasury stock, at cost, 7.7 and 5.9 shares, respectively	(549.0)	(405.8)

Total stockholders' equity	1,434.6	1,337.9

	$2,075.1	$1,980.5

The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in millions, except per share information; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$482.0	$431.2	$941.2	$835.7
Cost of goods sold	129.8	127.8	257.1	244.6

Gross profit	352.2	303.4	684.1	591.1
Selling, general and administrative expenses	182.4	163.2	359.6	313.5
Research and development expenses	74.0	64.9	142.6	123.9
Special charges (Note 2)	7.0	4.0	7.0	4.0
Interest income, net	(0.1)	(0.3)	(0.1)	(0.3)
Other income, net	(1.0)	(1.2)	(0.5)	(7.4)

Income before provision for income taxes	89.9	72.8	175.5	157.4
Provision for income taxes	22.1	14.7	42.6	35.4

Net income	$67.8	$58.1	$132.9	$122.0

Share information (Note 13)
Earnings per share:
Basic	$0.59	$0.51	$1.16	$1.06
Diluted	$0.57	$0.48	$1.12	$1.01
Weighted-average number of common shares outstanding:
Basic	114.9	114.8	114.5	114.9
Diluted	118.4	120.0	118.2	120.2

The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(in millions; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$67.8	$58.1	$132.9	$122.0

Other comprehensive (loss) income, net of tax (Note 12)
Foreign currency translation adjustments	(31.3)	10.8	(24.1)	43.1

Unrealized gain (loss) on cash flow hedges	5.5	(3.1)	10.2	(10.2)

Unrealized (loss) gain on available-for-sale investments for the period	(0.6)	(1.7)	0.1	(0.3)
Reclassification of net realized investment loss to earnings	—	—	0.3	—

Unrealized (loss) gain on available-for-sale investments	(0.6)	(1.7)	0.4	(0.3)

Other comprehensive (loss) income	(26.4)	6.0	(13.5)	32.6

Comprehensive income	$41.4	$64.1	$119.4	$154.6

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in millions; unaudited)

	Six Months Ended June 30,
	2012	2011
		(as restated) (Note 16)
Cash flows from operating activities
Net income	$132.9	$122.0
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	27.8	29.3
Stock-based compensation (Note 9)	20.4	15.5
Excess tax benefit from stock plans	(43.0)	(11.2)
Deferred income taxes	1.3	1.8
Special charges (Note 2)	7.0	4.0
Other	(1.1)	(2.2)
Changes in operating assets and liabilities:
Accounts and other receivables, net	(22.2)	(48.3)
Inventories, net	(11.4)	(14.8)
Accounts payable and accrued liabilities	(15.5)	13.9
Prepaid expenses and other current assets	12.8	(6.5)
Other	7.1	(4.1)

Net cash provided by operating activities	116.1	99.4

Cash flows from investing activities
Capital expenditures	(39.2)	(31.1)
Purchases of short-term investments	(246.6)	(304.3)
Proceeds from short-term investments	315.8	14.6
Investments in intangible assets	(7.0)	(2.3)
Proceeds from unconsolidated affiliates, net	1.8	4.9
Acquisition	—	(42.6)
Proceeds from sale of assets	—	3.9
Investments in trading securities, net	—	3.3
Other	0.9	0.1

Net cash provided by (used in) investing activities	25.7	(353.5)

Cash flows from financing activities
Proceeds from issuance of debt	205.1	200.5
Payments on debt	(169.0)	(71.3)
Purchases of treasury stock	(143.2)	(159.0)
Equity forward contract related to accelerated share repurchase agreement (Note 10)	(10.0)	—
Proceeds from stock plans	64.4	33.4
Excess tax benefit from stock plans	43.0	11.2
Other	1.5	0.8

Net cash (used in) provided by financing activities	(8.2)	15.6

Effect of currency exchange rate changes on cash and cash equivalents	(0.5)	18.0

Net increase (decrease) in cash and cash equivalents	133.1	(220.5)
Cash and cash equivalents at beginning of period	171.2	396.1

Cash and cash equivalents at end of period	$304.3	$175.6

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

New Accounting Standards Not Yet Adopted

        In July 2012, the FASB issued an amendment to the accounting guidance on intangible assets to permit an entity to first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived asset is impaired as a basis for determining whether it is necessary to calculate the fair value of the indefinite-lived asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company will consider the use of the qualitative factors when performing its first impairment test under this guidance.

2.     SPECIAL CHARGES

  Licensing of Intellectual Property

        In April 2012, the Company obtained an exclusive license to a suturing device for minimally invasive surgery applications. The intellectual property is under development and there is uncertainty as to whether the product will ultimately be approved. The Company recorded a charge of $2.0 million related to the upfront licensing and royalty fees.

        In June 2012, the Company obtained a co-exclusive sublicense to intellectual property related to processing tissue and implanting cardiovascular valves. The intellectual property is under development and there is uncertainty as to whether the product will ultimately be approved. The Company recorded a charge of $5.0 million related to the upfront licensing fee.

  European Receivables

        In June 2011, the Company recorded a $4.0 million charge to reflect the increased risk associated with its European receivables.

3.     INVENTORIES, NET

        Inventories, net of reserves, consisted of the following (in millions):

	June 30, 2012	December 31, 2011
Raw materials	$51.2	$51.7
Work in process	68.4	66.6
Finished products	145.8	143.0

	$265.4	$261.3

        The Company recorded an $8.1 million charge to gross profit due to the voluntary recalls of certain of the Company's heart valves and Critical Care catheters during the quarter. The majority of the affected products were still part of inventory at the time of the recalls.

4.     OTHER INTANGIBLE ASSETS

        Other intangible assets consisted of the following (in millions):

	June 30, 2012			December 31, 2011
	Cost	Accumulated Amortization	Net Carrying Value	Cost	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets
Patents	$207.7	$(163.4)	$44.3	$205.9	$(158.4)	$47.5
Unpatented technology	38.6	(31.9)	6.7	39.3	(31.3)	8.0
Other	11.8	(7.4)	4.4	12.0	(6.9)	5.1

	258.1	(202.7)	55.4	257.2	(196.6)	60.6

Unamortizable intangible assets
In-process research and development	6.3	—	6.3	6.3	—	6.3

	$264.4	$(202.7)	$61.7	$263.5	$(196.6)	$66.9

        The net carrying value of patents includes $16.5 million of capitalized legal costs related to the defense and enforcement of issued patents and trademarks for which success is deemed probable as of June 30, 2012.

        Amortization expense related to other intangible assets was $3.3 million and $4.2 million for the three months ended June 30, 2012 and 2011, respectively, and $6.6 million and $8.4 million for the six months ended June 30, 2012 and 2011, respectively. Estimated amortization expense for each of the years ending December 31 is as follows (in millions):

2012	$13.3
2013	13.3
2014	11.6
2015	10.5
2016	10.1

        The Company expenses costs incurred to renew or extend the term of acquired intangible assets.

5.     INVESTMENTS IN UNCONSOLIDATED AFFILIATES

        The Company has a number of equity investments in privately and publicly held companies. Investments in these unconsolidated affiliates are as follows:

	June 30, 2012	December 31, 2011
	(in millions)
Available-for-sale investments
Cost	$0.4	$2.0
Unrealized gains	1.9	1.3

Fair value of available-for-sale investments	2.3	3.3

Equity method investments
Cost	13.2	12.6
Equity in losses	—	(0.7)

Carrying value of equity method investments	13.2	11.9

Cost method investments
Carrying value of cost method investments	6.6	6.6

Total investments in unconsolidated affiliates	$22.1	$21.8

        For the six months ended June 30, 2012, proceeds from sales of available-for-sale investments were $2.1 million, and the Company realized pre-tax gains from these sales of $0.4 million. There were no sales of available-for-sale investments during the six months ended June 30, 2011.

6.     FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS

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

  Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following table summarizes the Company's financial instruments which are measured at fair value on a recurring basis (in millions):

June 30, 2012	Level 1	Level 2	Level 3	Total
Assets
Investments held for executive deferred compensation plan	$12.1	$—	$—	$12.1
Investments in unconsolidated affiliates	2.3	—	—	2.3
Derivatives	—	19.4	—	19.4

	$14.4	$19.4	$—	$33.8

Liabilities
Executive deferred compensation plan	$12.2	$—	$—	$12.2

December 31, 2011
Assets
Investments held for executive deferred compensation plan	$11.5	$—	$—	$11.5
Investments in unconsolidated affiliates	3.3	—	—	3.3
Derivatives	—	12.7	—	12.7

	$14.8	$12.7	$—	$27.5

Liabilities
Executive deferred compensation plan	$9.9	$—	$—	$9.9

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

  Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

        The Company has assets that are subject to measurement at fair value on a non-recurring basis, including assets acquired in a business combination, such as goodwill and intangible assets, and other long-lived assets. The Company reviews the carrying value of intangible and other long-lived assets whenever events and circumstances indicate that the carrying amounts of the assets may not be recoverable. If it is determined that the assets are impaired, the carrying value would be reduced to estimated fair market value. During the six months ended June 30, 2012, the Company had no impairments related to assets subject to measurement at fair value on a non-recurring basis. In March 2011, the Company acquired Embrella Cardiovascular, Inc. This transaction resulted in an increase to "Goodwill" and "Other Intangible Assets, net" of $34.6 million and $12.1 million, respectively.

7.     DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

        The Company uses derivative financial instruments to manage its currency exchange rate risk as summarized below. Notional amounts are stated in United States dollar equivalents at spot exchange rates at the respective dates.

	June 30, 2012		December 31, 2011
	Notional Amount	Fair Value Asset (Liability)	Notional Amount	Fair Value Asset (Liability)
	(in millions)
Foreign currency forward exchange contracts	$778.7	$19.4	$759.5	$12.7

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

        All derivative financial instruments are recognized at fair value in the consolidated condensed balance sheets. The Company reports in "Other Comprehensive (Loss) Income" ("OCI") the effective portion of the gain or loss on derivative financial instruments that are designated and that qualify as cash flow hedges. The Company reclassifies these gains and losses into earnings in the same period in which the underlying hedged transactions affect earnings. Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current period earnings. For the six months ended

June 30, 2012 and 2011, the Company did not record any gains or losses due to hedge ineffectiveness. The gains and losses on derivative financial instruments for which the Company does not elect hedge accounting treatment are recognized in the consolidated condensed statements of operations in each period, based upon the change in the fair value of the derivative financial instrument. Cash flows from derivative financial instruments are reported as operating activities in the consolidated condensed statements of cash flows.

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

        The following table presents the location and fair value amounts of derivative instruments reported in the consolidated condensed balance sheets (in millions):

		Fair Value
Derivatives designated as hedging instruments	Balance Sheet Location	June 30, 2012	December 31, 2011
Assets
Foreign currency contracts	Prepaid expenses	$19.4	$12.7

        The following tables present the effect of derivative instruments on the consolidated condensed statements of operations and consolidated condensed statements of comprehensive income (in millions):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended June 30,			Three Months Ended June 30,
			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income
Derivatives in cash flow hedging relationships	2012	2011		2012	2011
Foreign currency contracts	$9.8	$(11.7)	Cost of goods sold	$1.0	$(6.7)

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	Six Months Ended June 30,			Six Months Ended June 30,
			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income
Derivatives in cash flow hedging relationships	2012	2011		2012	2011
Foreign currency contracts	$13.4	$(26.8)	Cost of goods sold	$(2.7)	$(9.9)

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended June 30,
	Location of Gain or (Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments		2012	2011
Foreign currency contracts	Other income, net	$(4.2)	$(0.7)

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Six Months Ended June 30,
	Location of Gain or (Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments		2012	2011
Foreign currency contracts	Other income, net	$0.5	$(4.3)

        The Company expects that during the next twelve months it will reclassify to earnings a $4.1 million gain currently recorded in "Accumulated Other Comprehensive Loss."

8.     DEFINED BENEFIT PLANS

        The components of net periodic benefit costs for the three and six months ended June 30, 2012 and 2011 were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Service cost	$1.8	$1.6	$3.6	$3.1
Interest cost	0.6	0.5	1.2	1.0
Expected return on plan assets	(0.3)	(0.4)	(0.7)	(0.7)
Amortization of actuarial loss, prior service credit and other	0.1	0.1	0.3	0.2

Net periodic pension benefit cost	$2.2	$1.8	$4.4	$3.6

9.     STOCK-BASED COMPENSATION

        Stock-based compensation expense related to awards issued under the Company's incentive compensation plans for the three and six months ended June 30, 2012 and 2011 was as follows (in millions):

	Three Months Ended June 30		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of goods sold	$1.2	$0.9	$2.3	$1.7
Selling, general and administrative expenses	8.3	5.6	15.1	11.2
Research and development expenses	1.7	1.3	3.0	2.6

Total stock-based compensation expense	$11.2	$7.8	$20.4	$15.5

        At June 30, 2012, the total remaining compensation cost related to nonvested stock options, restricted stock units ("RSUs"), market-based restricted stock units ("MRSUs") and employee stock purchase plan ("ESPP") subscription awards amounted to $80.7 million, which will be amortized on a straight-line basis over the weighted-average remaining requisite service period of 33 months.

        During the six months ended June 30, 2012, the Company granted 1.0 million stock options at a weighted-average exercise price of $85.14 and 0.2 million shares of RSUs at a weighted-average grant-date fair value of $83.57. The Company also granted 47,275 shares of MRSUs at a weighted-average grant-date fair value of $109.78. The MRSUs vest based on a combination of certain service and market conditions. The actual number of shares issued will be determined based on the Company's total shareholder return relative to a selected industry peer group over a three-year performance period, and may range from 0 percent to 175 percent of the targeted number of shares granted.

  Fair Value Disclosures

        The fair value of the MRSUs was determined using a Monte Carlo simulation model, which uses multiple input variables to determine the probability of satisfying the market condition requirements. The weighted-average assumptions used to determine the fair value of the MRSUs included a 0.3 percent risk-free interest rate and a 30.4 percent expected volatility rate.

        The Black-Scholes option pricing model was used with the following weighted-average assumptions for options granted during the following periods:

  Option Awards

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Risk-free interest rate	0.7%	1.6%	0.7%	1.7%
Expected dividend yield	None	None	None	None
Expected volatility	31.4%	27.6%	31.3%	27.4%
Expected term (years)	4.6	4.4	4.6	4.5
Fair value, per share	$23.60	$22.80	$23.44	$22.87

        The Black-Scholes option pricing model was used with the following weighted-average assumptions for ESPP subscriptions granted during the following periods:

  ESPP

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Risk-free interest rate	0.2%	0.3%	0.1%	0.2%
Expected dividend yield	None	None	None	None
Expected volatility	35.7%	29.8%	31.4%	25.3%
Expected term (years)	0.7	0.7	0.6	0.7
Fair value, per share	$19.30	$21.30	$17.63	$18.91

10.   ACCELERATED SHARE REPURCHASE

        In February 2012, the Company entered into an accelerated share repurchase ("ASR") agreement with an investment bank to repurchase $54.0 million of the Company's common stock. The February ASR agreement provides for the repurchase of the Company's common stock based on the volume-weighted average price ("VWAP") of the Company's common stock during the term of the agreement, less a discount, and is subject to collar provisions that establish minimum and maximum number of shares to be repurchased. In March 2012, the Company paid the $54.0 million purchase price and received an initial delivery of 0.6 million shares, representing the minimum number of shares to be repurchased under the agreement. The initial shares were valued at $72.40 per share based on the VWAP of the Company's common stock on March 1, 2012, which was the date the major terms of the ASR agreement were finalized, and represented approximately 80 percent of the shares expected to be repurchased. In May 2012, upon conclusion of the February ASR agreement, the Company received an additional 0.1 million shares for a total of 0.7 million shares at an average price per share of $75.12 based on the VWAP of the Company's common stock during the term of the agreement.

        In May 2012, the Company entered into another ASR agreement with the same investment bank to repurchase $50.0 million of the Company's common stock. The May ASR agreement provides for the repurchase of the Company's common stock based on the VWAP of the Company's common stock during the term of the agreement, less a discount, and is subject to collar provisions that establish minimum and maximum number of shares to be repurchased. In June 2012, the Company paid the $50.0 million purchase price and received an initial delivery of 0.5 million shares, representing the minimum number of shares to be repurchased under the agreement. The initial shares were valued at $84.81 per share based on the VWAP of the Company's common stock on June 1, 2012, which was the date the major terms of the May ASR agreement were finalized, and represented approximately 80 percent of the shares expected to be repurchased. At the conclusion of the May ASR agreement, the Company may receive additional shares, resulting in up to a maximum of 0.8 million shares. If the agreement had been settled on June 30, 2012, the investment bank would have been required to deliver 0.1 million additional shares to the Company based on an average VWAP, less the discount, of $93.43 per share for the period June 1 to June 30, 2012. The May ASR agreement has a termination date of August 31, 2012, although the termination date may be accelerated at the investment bank's option.

        The ASR agreements were accounted for as two separate transactions: (a) the value of the initial delivery of shares was recorded as shares of common stock acquired in a treasury stock transaction on the acquisition date and (b) the remaining amount of the purchase price paid was recorded as a forward contract indexed to the Company's own common stock and was recorded in "Additional Paid-in Capital" on the consolidated condensed balance sheet. The initial delivery of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share. The Company determined that the forward contract indexed to the Company's common stock met all the applicable criteria for equity classification and, therefore, was not accounted for as a derivative instrument.

11.   COMMITMENTS AND CONTINGENCIES

        In February 2008, Edwards Lifesciences filed a lawsuit against CoreValve, Inc. in the U.S. District Court for the District of Delaware alleging that its ReValving System infringes three of Edwards' U.S. Andersen patents, later narrowed to one patent ("the '552 patent"). Medtronic, Inc. ("Medtronic") acquired CoreValve, Inc. ("Medtronic CoreValve") in April 2009. In April 2010, a federal jury found the '552 patent to be valid and found that Medtronic CoreValve willfully infringes it. The jury also awarded Edwards $73.9 million in damages. In February 2011, the District Court reaffirmed the jury decision and ruled that Edwards is entitled to recover additional damages due to Medtronic CoreValve's continued infringing sales from the trial through the life of the patent, plus interest. In the same ruling, the court denied Edwards' motions for a permanent injunction, as well as its motion for increased damages relating to Medtronic CoreValve's willful infringement. Both Edwards and Medtronic CoreValve have appealed. The U.S. Court of Appeals for the Federal Circuit heard the appeals in January 2012 and the parties are awaiting its decision. A second lawsuit is pending in the same trial court against Medtronic CoreValve and Medtronic alleging infringement of three of Edwards' U.S. Andersen patents. In September 2010, the United States Patent and Trademark Office ("USPTO") granted Medtronic's third request to reexamine the validity of the claim of the '552 patent and in July 2011 confirmed the validity of that patent. Medtronic has since filed another request for reexamination of the '552 patent and that request has been partially granted by the USPTO.

        In June 2011, Medtronic filed a lawsuit in the U.S. District Court for the District of Minnesota alleging that certain surgical valve holders and a surgical embolic filter device infringe its patents. Edwards counterclaimed against Medtronic, alleging that the Medtronic Contour 3D annuloplasty ring infringes an Edwards ring patent. Edwards subsequently added two more patents to its counterclaim. In February and March 2012, the USPTO granted Edwards' request to reexamine the validity of three of the four Medtronic patents involved in this lawsuit.

        In June 2011, Medtronic CoreValve also filed another lawsuit in the U.S. District Court for the Central District of California alleging that the Edwards SAPIEN transcatheter heart valve infringes a Medtronic CoreValve patent. Edwards counterclaimed against Medtronic CoreValve and Medtronic, alleging that the Medtronic CoreValve heart valve infringes Edwards' U.S. Letac-Cribier transcatheter heart valve patent. Edwards' counterclaim was subsequently transferred to the U.S. District Court for the District of Delaware, where proceedings continue. In April 2012, the USPTO granted Edwards' request to reexamine the validity of the Medtronic CoreValve patent.

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

12.   OTHER COMPREHENSIVE (LOSS) INCOME

        The tax effect on the components of other comprehensive (loss) income is as follows (in millions):

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized (Loss) Gain on Investments in Unconsolidated Affiliates	Total Other Comprehensive (Loss) Income
Three Months Ended June 30, 2012
Pre-tax period change	$(31.3)	$8.8	$(0.8)	$(23.3)
Deferred income tax (expense) benefit	—	(3.3)	0.2	(3.1)

Net of tax amount	$(31.3)	$5.5	$(0.6)	$(26.4)

Six Months Ended June 30, 2012
Pre-tax period change	$(24.1)	$16.1	$0.7	$(7.3)
Deferred income tax expense	—	(5.9)	(0.3)	(6.2)

Net of tax amount	$(24.1)	$10.2	$0.4	$(13.5)

Three Months Ended June 30, 2011
Pre-tax period change	$10.8	$(5.0)	$(2.9)	$2.9
Deferred income tax benefit	—	1.9	1.2	3.1

Net of tax amount	$10.8	$(3.1)	$(1.7)	$6.0

Six Months Ended June 30, 2011
Pre-tax period change	$43.1	$(16.9)	$(0.5)	$25.7
Deferred income tax benefit	—	6.7	0.2	6.9

Net of tax amount	$43.1	$(10.2)	$(0.3)	$32.6

13.   EARNINGS PER SHARE

        Basic earnings per share is computed by dividing net income by the weighted-average common shares outstanding during a period. Employee equity share options, nonvested shares and similar equity instruments granted by the Company are treated as potential common shares in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of RSUs, MRSUs, and in-the-money options. The dilutive impact of the RSUs, MRSUs, and in-the-money options is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation expense for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in "Additional Paid-in Capital" when the award becomes deductible are assumed to be used to repurchase shares. Potential common share equivalents have been excluded where their inclusion would be anti-dilutive.

        The table below presents the computation of basic and diluted earnings per share (in millions, except for per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic:
Net income	$67.8	$58.1	$132.9	$122.0

Weighted-average shares outstanding	114.9	114.8	114.5	114.9

Basic earnings per share	$0.59	$0.51	$1.16	$1.06

Diluted:
Net income	$67.8	$58.1	$132.9	$122.0

Weighted-average shares outstanding	114.9	114.8	114.5	114.9
Dilutive effect of stock plans	3.5	5.2	3.7	5.3

Dilutive weighted-average shares outstanding	118.4	120.0	118.2	120.2

Diluted earnings per share	$0.57	$0.48	$1.12	$1.01

        Stock options, RSUs, and MRSUs to purchase 2.4 million and 1.2 million shares for the three months ended June 30, 2012 and 2011, respectively, and 1.8 million and 0.7 million for the six months ended June 30, 2012 and 2011, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. Additionally, 0.1 million shares that would have been received if the ASR agreement discussed in Note 10 were settled as of June 30, 2012 were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

14.   INCOME TAXES

        The Company's effective income tax rates were 24.6% and 24.3% for the three and six months ended June 30, 2012, respectively, and 20.2% and 22.5% for the three and six months ended June 30, 2011, respectively. The effective income tax rate for the six months ended June 30, 2012 included a $2.3 million benefit from the remeasurement of uncertain tax positions. The effective income tax rates for the three and six months ended June 30, 2011 included a $2.5 million tax benefit related to rulings made by the tax authorities in Switzerland.

        The federal research credit expired on December 31, 2011 and has not been reinstated as of June 30, 2012. The effective income tax rates for the three and six months ended June 30, 2012 have been calculated without an assumed benefit for the federal research credit. In 2011, the federal research credit favorably impacted the effective tax rate by approximately 2.4%.

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

        As of June 30, 2012 and December 31, 2011, the liability for income taxes associated with uncertain tax positions was $86.5 million and $78.0 million, respectively. The Company estimates that these liabilities would be reduced by $8.6 million and $6.8 million, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments. The net amounts of $77.9 million and $71.2 million, respectively, if not required, would favorably affect the Company's effective tax rate.

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

        The table below presents information about Edwards Lifesciences' reportable segments (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Segment Net Sales
United States	$207.0	$151.3	$393.6	$300.4
Europe	150.4	142.3	301.2	280.1
Japan	73.5	57.2	143.3	114.6
Rest of world	57.0	53.5	109.7	97.8

Total segment net sales	$487.9	$404.3	$947.8	$792.9

Segment Pre-Tax Income
United States	$119.3	$79.6	$221.0	$160.9
Europe	64.1	62.4	131.8	124.8
Japan	37.9	28.0	73.7	55.3
Rest of world	16.0	17.1	29.2	29.4

Total segment pre-tax income	$237.3	$187.1	$455.7	$370.4

        The table below presents reconciliations of segment net sales to consolidated net sales and segment pre-tax income to consolidated pre-tax income (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Sales Reconciliation
Segment net sales	$487.9	$404.3	$947.8	$792.9
Foreign currency	(5.9)	26.9	(6.6)	42.8

Consolidated net sales	$482.0	$431.2	$941.2	$835.7

Pre-Tax Income Reconciliation
Segment pre-tax income	$237.3	$187.1	$455.7	$370.4
Unallocated amounts:
Corporate items	(141.3)	(116.6)	(271.7)	(220.4)
Special charges	(7.0)	(4.0)	(7.0)	(4.0)
Interest income, net	0.1	0.3	0.1	0.3
Foreign currency	0.8	6.0	(1.6)	11.1

Consolidated pre-tax income	$89.9	$72.8	$175.5	$157.4

Enterprise-Wide Information

        Enterprise-wide information is based on foreign exchange rates used in the Company's consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Net Sales by Geographic Area
United States	$207.0	$151.3	$393.6	$300.4
Europe	146.5	151.7	295.3	291.2
Japan	72.3	69.8	143.1	139.1
Rest of world	56.2	58.4	109.2	105.0

	$482.0	$431.2	$941.2	$835.7

Net Sales by Major Product and Service Area
Surgical Heart Valve Therapy	$200.5	$205.1	$404.1	$403.4
Transcatheter Heart Valves	145.8	85.3	267.3	158.0
Critical Care	135.7	140.8	269.8	274.3

	$482.0	$431.2	$941.2	$835.7

	June 30, 2012	December 31, 2011
	(in millions)
Long-Lived Tangible Assets by Geographic Area
United States	$232.9	$223.0
International	108.7	105.9

	$341.6	$328.9

16.   RESTATEMENT OF UNAUDITED INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

        During the fourth quarter of 2011, the Company determined that its previously issued consolidated condensed balance sheets and consolidated condensed statements of cash flows for the quarters ended March 31 and June 30, 2011 contained errors related to (1) its cash equivalents and short-term investments and (2) the excess tax benefit from stock plans. Neither of these errors had an impact on the consolidated condensed statements of operations.

        First, during 2011, the Company purchased bank time deposits with original maturities over three months but less than one year. The Company determined that these bank time deposits had been incorrectly classified as cash equivalents for the above mentioned periods and, accordingly, the Company has restated the presentation as reflected below. The classification error had no impact on the Company's current assets.

	As of March 31, 2011		As of June 30, 2011
Balance Sheets	As Reported	As Restated	As Reported	As Restated
	(in millions)
Cash and cash equivalents	$433.8	$325.2	$468.2	$175.6
Short-term investments	—	108.6	—	292.6

Total	$433.8	$433.8	$468.2	$468.2

	Three Months Ended March 31, 2011		Six Months Ended June 30, 2011
Statements of Cash Flows	As Reported	As Restated	As Reported	As Restated
	(in millions)
Cash flows from investing activities
Purchases of short-term investments	—	(105.6)	—	(304.3)
Proceeds from short-term investments	—	—	—	14.6
Net cash used in investing activities	(52.5)	(158.1)	(63.8)	(353.5)
Effect of currency exchange rate changes on cash and cash equivalents	15.8	12.8	20.9	18.0
Net increase (decrease) in cash and cash equivalents	37.7	(70.9)	72.1	(220.5)
Cash and cash equivalents at end of period	433.8	325.2	468.2	175.6

        Second, the amount presented in the consolidated condensed statements of cash flows as "Excess Tax Benefits from Stock Plans" for the period ended June 30, 2011 was not reduced to reflect the absence of cash flows from the generation of credit carryforwards and net operating losses in the United States in 2011 primarily due to significant tax deductions from stock option exercises and, accordingly, the Company has restated the presentation as reflected below.

	Six Months Ended June 30, 2011
Statements of Cash Flows	As Reported	As Restated
	(in millions)
Cash flows from operating activities
Excess tax benefit from stock plans	$(36.4)	$(11.2)
Net cash provided by operating activities	74.2	99.4
Cash flows from financing activities
Excess tax benefit from stock plans	36.4	11.2
Net cash provided by financing activities	40.8	15.6

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

        During the first quarter of 2012, the Company began reporting its products and technologies in three new product groups: Surgical Heart Valve Therapy, which combines surgical heart valves and Cardiac Surgery Systems; Transcatheter Heart Valves; and Critical Care, which includes Vascular. Sales amounts for the prior year periods have been recast to conform with the new product classifications.

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

New Accounting Standards Not Yet Adopted

        In July 2012, the Financial Accounting Standards Board issued an amendment to the accounting guidance on intangible assets to permit an entity to first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived asset is impaired as a basis for determining whether it is necessary to calculate the fair value of the indefinite-lived asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company will consider the use of the qualitative factors when performing its first impairment test under this guidance.

Results of Operations

  Net Sales Trends
  (dollars in millions)

	Three Months Ended June 30,				Six Months Ended June 30,
				Percent Change				Percent Change
	2012	2011	Change		2012	2011	Change
United States	$207.0	$151.3	$55.7	36.8%	$393.6	$300.4	$93.2	31.1%
International	275.0	279.9	(4.9)	(1.8)%	547.6	535.3	12.3	2.3%

Total net sales	$482.0	$431.2	$50.8	11.8%	$941.2	$835.7	$105.5	12.6%

        In the United States, the $55.7 million and $93.2 million increases in net sales for the three and six months ended June 30, 2012, respectively, were due primarily to:

  •
  Transcatheter Heart Valves, which increased net sales by $55.8 million and $92.5 million, respectively, driven primarily by sales of the Edwards SAPIEN transcatheter heart valve which was launched in the United States in the fourth quarter of 2011.

        International net sales decreased $4.9 million for the three months ended June 30, 2012 and increased $12.3 million for the six months ended June 30, 2012, due primarily to:

  •
  foreign currency exchange rate fluctuations, which decreased net sales by $14.4 million and $13.7 million, respectively, due primarily to the weakening of the Euro against the United States dollar, partially offset by the strengthening of the Japanese yen against the United States dollar;

        partially offset by:

  •
  Transcatheter Heart Valves, which increased net sales by $11.4 million and $25.0 million, respectively, driven primarily by sales of the Edwards SAPIEN XT transcatheter heart valve; and

  •
  Surgical Heart Valve Therapy products, which increased net sales by $0.5 million and $6.2 million, respectively, driven primarily by sales of the Carpentier-Edwards PERIMOUNT Magna Aortic Ease valve.

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

  Net Sales by Product Line
  (dollars in millions)

	Three Months Ended June 30,				Six Months Ended June 30,
				Percent Change				Percent Change
	2012	2011	Change		2012	2011	Change
Surgical Heart Valve Therapy	$200.5	$205.1	$(4.6)	(2.3)%	$404.1	$403.4	$0.7	0.2%
Transcatheter Heart Valves	145.8	85.3	60.5	70.8%	267.3	158.0	109.3	69.1%
Critical Care	135.7	140.8	(5.1)	(3.6)%	269.8	274.3	(4.5)	(1.6)%

Total net sales	$482.0	$431.2	$50.8	11.8%	$941.2	$835.7	$105.5	12.6%

  Surgical Heart Valve Therapy

        Net sales of Surgical Heart Valve Therapy products decreased by $4.6 million for the three months ended June 30, 2012 and increased by $0.7 million for the six months ended June 30, 2012, due primarily to:

  •
  foreign currency exchange rate fluctuations, which decreased net sales by $5.1 million and $4.5 million, respectively, due primarily to the weakening of the Euro against the United States dollar, partially offset by the strengthening of the Japanese yen against the United States dollar;

        partially offset by:

  •
  cardiac surgery systems, which increased net sales by $2.3 million and $3.7 million, respectively, driven by minimally invasive surgical products; and

  •
  surgical heart valve repair products, which increased net sales in the six month period by $2.0 million, driven by the Carpentier-Edwards Physio II ring.

        In Europe, the Company received CE Mark in February 2012 for EDWARDS INTUITY, its minimally invasive aortic valve surgery system. During the second quarter, the Company received conditional Investigational Device Exemption ("IDE") approval from the United States Food and Drug Administration ("FDA") to initiate the TRANSFORM Trial, which will evaluate the EDWARDS INTUITY valve system. Also, during the second quarter, the Company received IDE approval to initiate a clinical trial to study its GLX next-generation tissue treatment platform applied to a surgical bovine pericardial heart valve. During the second quarter, the Company received regulatory approval in the United States and Europe for its ProPlege retrograde cardioplegia device, designed to protect the heart during aortic and mitral valve procedures. The Company initiated a limited launch of ProPlege in Europe in June 2012 and in the United States in July 2012.

  Transcatheter Heart Valves

        Net sales of Transcatheter Heart Valves for the three and six months ended June 30, 2012 increased by $60.5 million and $109.3 million, respectively, due primarily to:

  •
  the Edwards SAPIEN transcatheter heart valve, which increased net sales by $45.2 million and $72.3 million, respectively, primarily due to the launch in the United States in the fourth quarter of 2011; and

  •
  the Edwards SAPIEN XT transcatheter heart valve, which increased net sales by $22.9 million and $46.5 million, respectively, primarily due to an increase in international sales;

        partially offset by:

  •
  foreign currency exchange rate fluctuations, which decreased net sales by $5.6 million and $6.7 million, respectively, due primarily to the weakening of the Euro against the United States dollar.

        The Company expects that its transcatheter heart valves will continue to be a strong contributor to 2012 sales. In November 2011, the Company received approval from the FDA for the transfemoral delivery of the Edwards SAPIEN transcatheter heart valve for treatment of certain inoperable patients with severe symptomatic aortic stenosis (Cohort B of The PARTNER Trial). In June 2012, an FDA advisory panel reviewed and recommended approval of the Edwards SAPIEN transcatheter heart valve for treatment of patients with severe, symptomatic aortic stenosis deemed at high risk for traditional open-heart surgery (Cohort A of The PARTNER Trial). The Company is awaiting action by the FDA.

  Critical Care

        Net sales of Critical Care products for the three and six months ended June 30, 2012 decreased by $5.1 million and $4.5 million, respectively, due primarily to:

  •
  foreign currency exchange rate fluctuations, which decreased net sales by $3.7 million and $2.5 million, respectively, due primarily to the weakening of the Euro against the United States dollar, partially offset by the strengthening of the Japanese yen against the United States dollar;

  •
  the discontinuation of distributed sales of certain oximetry products and reduced sales of the Company's Central Venous Access products, which decreased net sales by $1.4 million and $6.4 million, respectively; and

  •
  hardware and pressure monitoring sales, which decreased net sales by $2.8 million for the three months ended June 30, 2012;

        partially offset by:

  •
  FloTrac systems, which increased net sales by $2.4 million and $4.4 million, respectively.

  Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Gross profit as a percentage of net sales	73.1%	70.4%	2.7 pts.	72.7%	70.7%	2.0 pts.

        The 2.7 and 2.0 percentage point increases in gross profit as a percentage of net sales for the three and six months ended June 30, 2012, respectively, were driven primarily by:

  •
  a 2.2 percentage point and a 1.5 percentage point increase in the United States due to a more profitable product mix, primarily higher sales of Transcatheter Heart Valves; and

  •
  a 2.6 percentage point and 1.8 percentage point increase due to the impact of foreign currency exchange rate fluctuations, including the outcome of foreign currency hedging contracts;

        partially offset by:

  •
  a 1.9 percentage point and a 1.0 percentage point decrease due to the voluntary recalls of certain of the Company's heart valves and Critical Care catheters during the quarter.

  Selling, General and Administrative ("SG&A") Expenses
  (dollars in millions)

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
SG&A expenses	$182.4	$163.2	$19.2	$359.6	$313.5	$46.1
SG&A expenses as a percentage of net sales	37.8%	37.8%	— pts.	38.2%	37.5%	0.7 pts.

        The increase in SG&A expenses for the three and six months ended June 30, 2012 was due primarily to higher sales and marketing expenses in the United States, mainly to support the transcatheter heart valve program, including the launch in the United States. The impact of foreign currency reduced expenses by $5.7 million and $6.0 million, respectively, due to the weakening of various currencies against the United States dollar, primarily the Euro.

  Research and Development Expenses
  (dollars in millions)

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Research and development expenses	$74.0	$64.9	$9.1	$142.6	$123.9	$18.7
Research and development expenses as a percentage of net sales	15.4%	15.1%	0.3 pts.	15.2%	14.8%	0.4 pts.

        The increase in research and development expenses for the three and six months ended June 30, 2012 was due primarily to additional investments in clinical studies and new product development efforts in the transcatheter heart valve program.

  Special Charges

  Licensing of Intellectual Property

        In April 2012, the Company obtained an exclusive license to a suturing device for minimally invasive surgery applications. The intellectual property is under development and there is uncertainty as to whether the product will ultimately be approved. The Company recorded a charge of $2.0 million related to the upfront licensing and royalty fees.

        In June 2012, the Company obtained a co-exclusive sublicense to intellectual property related to processing tissue and implanting cardiovascular valves. The intellectual property is under development and there is uncertainty as to whether the product will ultimately be approved. The Company recorded a charge of $5.0 million related to the upfront licensing fee.

  European Receivables

        In June 2011, the Company recorded a $4.0 million charge to reflect the increased risk associated with its European receivables.

  Interest Income, net
  (in millions)

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Interest expense	$1.2	$0.7	$0.5	$2.3	$1.2	$1.1
Interest income	(1.3)	(1.0)	(0.3)	(2.4)	(1.5)	(0.9)

Interest income, net	$(0.1)	$(0.3)	$0.2	$(0.1)	$(0.3)	$0.2

        The increase in interest expense for the three and six months ended June 30, 2012 resulted primarily from higher average interest rates as compared to the prior year period. The increase in interest income resulted primarily from the recognition of interest income on discounted accounts receivables in southern Europe, partially offset by lower average interest rates.

  Other Income, net
  (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
License agreement	$(0.9)	$—	$(0.9)	$—
Gain on investments in unconsolidated affiliates	(0.6)	(0.3)	(1.0)	(4.6)
Foreign exchange losses (gains), net	0.5	(0.5)	1.1	(1.4)
Earn-out payments	—	—	—	(1.0)
Other	—	(0.4)	0.3	(0.4)

Other income, net	$(1.0)	$(1.2)	$(0.5)	$(7.4)

        The license agreement gain relates to the collection of a previously fully reserved promissory note under a licensing arrangement.

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

  Provision for Income Taxes

        The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the United States, which have statutory tax rates lower than the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates. The Company's effective income tax rates were 24.6% and 24.3% for the three and six months ended June 30, 2012, respectively, and 20.2% and 22.5% for the three and six months ended June 30, 2011, respectively. The effective income tax rate for the six months ended June 30, 2012 included a $2.3 million benefit from the remeasurement of uncertain tax positions. The effective income tax rates for the three and six months ended June 30, 2011 included a $2.5 million tax benefit related to rulings made by the tax authorities in Switzerland.

        The federal research credit expired on December 31, 2011 and has not been reinstated as of June 30, 2012. The effective income tax rates for the three and six months ended June 30, 2012 have been calculated without an assumed benefit for the federal research credit. In 2011, the federal research credit favorably impacted the full year effective tax rate by approximately 2.4%.

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

        As of June 30, 2012 and December 31, 2011, the liability for income taxes associated with uncertain tax positions was $86.5 million and $78.0 million, respectively. The Company estimates that these liabilities would be reduced by $8.6 million and $6.8 million, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments. The net amounts of $77.9 million and $71.2 million, respectively, if not required, would favorably affect the Company's effective tax rate.

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

        As of June 30, 2012, cash and cash equivalents and short-term investments held outside the United States were $477.5 million, and have historically been used to fund international operations. The Company believes that cash held in the United States, in addition to amounts available under credit facilities and cash from operations, are sufficient to fund its United States operating requirements. The majority of cash and cash equivalents and short-term investments held outside the United States relate to undistributed earnings of certain of the Company's foreign subsidiaries which are considered to be indefinitely reinvested by the Company. Repatriations of cash and cash equivalents and short-term investments held outside the United States are subject to restrictions in certain jurisdictions and may be subject to withholding and other taxes. The potential tax liability related to any repatriation would be dependent on the facts and circumstances that would exist at the time such repatriation is made and the complexities of the tax laws of the United States and the respective foreign jurisdictions.

        The Company has a Four-Year Credit Agreement ("the Credit Facility") which matures on July 29, 2015. The Credit Facility provides up to an aggregate of $500.0 million in borrowings in multiple currencies. Borrowings generally bear interest at the London interbank offering rate ("LIBOR") plus 0.875%, subject to adjustment for leverage ratio changes as defined in the Credit Facility. The Company also pays a facility fee of 0.125% on the entire $500.0 million facility whether or not drawn. The facility fee is also subject to adjustment for leverage ratio changes. All amounts outstanding under the Credit Facility have been classified as long-term obligations as these borrowings are expected to be refinanced pursuant to the Credit Facility. As of June 30, 2012, borrowings of $185.1 million were outstanding under the Credit Facility. The Credit Facility is unsecured and contains various financial and other covenants, including a maximum leverage ratio and a minimum interest coverage ratio, as defined in the Credit Facility. The Company was in compliance with all covenants at June 30, 2012.

        In February 2010, the Board of Directors approved a stock repurchase program authorizing the Company to purchase on the open market and in privately negotiated transactions up to $500.0 million of the Company's common stock. In September 2011, the Board of Directors approved a new stock repurchase program authorizing the Company to purchase on the open market and in privately negotiated transactions up to an additional $500.0 million of the Company's common stock. Under these stock repurchase authorizations, in February 2012 and May 2012, the Company entered into accelerated share repurchase ("ASR") agreements with an investment bank to repurchase $54.0 million and $50.0 million, respectively, of the Company's common stock. The Company received 0.7 million shares under the February 2012 ASR agreement, which was concluded in May 2012. In June 2012, the Company received an initial delivery of 0.5 million shares under the May 2012 ASR agreement, representing the minimum number of shares to be repurchased under the agreement, which was approximately 80 percent of the shares expected to be repurchased. At the conclusion of the May 2012 ASR agreement, the Company may receive additional shares, resulting in up to a maximum of 0.8 million shares. The May 2012 ASR agreement has a termination date of August 31, 2012, although the termination date may be accelerated at the investment bank's option. During the six months ended June 30, 2012, the Company repurchased a total of 1.8 million shares at an aggregate cost of $150.2 million, including prepaid amounts under the May 2012 ASR agreement, and as of June 30, 2012, had remaining authority under the program to purchase $447.7 million of the Company's common stock. In addition to shares repurchased under the stock repurchase program, the Company also acquired shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

        At June 30, 2012, there had been no material changes in the Company's significant contractual obligations and commercial commitments as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2011 other than as follows: During the quarter ended June 30, 2012, the Company entered into two separate supply agreements and a registry agreement. Under the supply agreements, the Company has agreed to purchase a minimum of $13.4 million of product by July 31, 2013. The total future minimum commitments under the registry agreement are approximately $4.3 million, with payments through 2019.

        Net cash flows provided by operating activities of $116.1 million for the six months ended June 30, 2012 increased $16.7 million over the same period a year ago due primarily to (1) increased collection of accounts receivable, particularly a $26.3 million non-recurring collection in Spain and the sale of the Company's Greek bonds and (2) improved operating performance. These increases were partially offset by (1) a $31.8 million impact from excess tax benefits from stock plans, primarily the realization of excess tax benefits that had been previously suspended due to credit carryforwards and net operating losses in the United States in 2011 and (2) the timing of supplier payments.

        Net cash provided by investing activities of $25.7 million for the six months ended June 30, 2012 consisted primarily of net proceeds from short-term investments of $69.2 million, partially offset by capital expenditures of $39.2 million.

        Net cash used in investing activities of $353.5 million for the six months ended June 30, 2011 consisted primarily of net purchases of short-term investments of $289.7 million, a $42.6 million payment associated with the acquisition of Embrella Cardiovascular, Inc., and capital expenditures of $31.1 million.

        Net cash used in financing activities of $8.2 million for the six months ended June 30, 2012 consisted primarily of purchases of treasury stock of $153.2 million, partially offset by proceeds from stock plans of $64.4 million, the excess tax benefit from stock plans of $43.0 million (including the realization of previously suspended excess tax benefits), and net proceeds from debt of $36.1 million.

        Net cash provided by financing activities of $15.6 million for the six months ended June 30, 2011 consisted primarily of net proceeds from debt of $129.2 million, proceeds from stock plans of $33.4 million, and the excess tax benefit from stock plans of $11.2 million, partially offset by purchases of treasury stock of $159.0 million.

Critical Accounting Policies and Estimates

        The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to the Company's critical accounting policies and estimates which the Company believes could have the most significant effect on the Company's reported results and require subjective or complex judgments by management is contained on pages 37-41 in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's Annual Report on Form 10-K for the year ended December 31, 2011. Management believes that at June 30, 2012, there had been no material changes to this information.

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

        In the normal course of business, Edwards Lifesciences provides credit to customers in the healthcare industry, performs credit evaluations of these customers and maintains allowances for potential credit losses which have historically been adequate compared to actual losses. The Company continues to do business with foreign governments in certain European countries that have experienced a deterioration in credit and economic conditions. These conditions have resulted in, and may continue to result in, a reduction of value and an increase in the average length of time that it takes to collect accounts receivable outstanding in these countries. In addition, the Company may also be impacted by declines in sovereign credit ratings or sovereign defaults in these countries.

  Investment Risk

        Edwards Lifesciences is exposed to investment risks related to changes in the fair values of its investments. The Company invests in equity instruments of public and private companies. These investments are classified in "Investments in Unconsolidated Affiliates" on the consolidated condensed balance sheets.

        As of June 30, 2012, Edwards Lifesciences had $22.1 million of investments in equity instruments of other companies and had recorded unrealized gains of $1.5 million on these investments in "Accumulated Other Comprehensive Loss," net of tax. Should these companies experience a decline in financial condition or fail to meet certain development milestones, the decline in the investments' value may be considered other-than-temporary and impairment charges may be necessary.

Item 4.    Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    The Company's management, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2012. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as a result of a material weakness in internal control over financial reporting, as previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, the Company's disclosure controls and procedures were not effective and are under remediation as of June 30, 2012.

        As described in the Company's Annual Report on Form 10-K, filed on February 27, 2012, for the year ended December 31, 2011, the Company did not maintain effective controls over the completeness and timeliness of information impacting classification and disclosures related to financial reporting. Specifically, effective controls were not in place with respect to communication to appropriate financial reporting personnel from other departments of changes to information impacting classification and disclosures in the financial statements. This control deficiency resulted in a restatement to the Company's unaudited consolidated condensed balance sheets as of March 31, June 30, and September 30, 2011 to correct the misclassification of short-term investments incorrectly classified as cash equivalents, and the restatement of the Company's unaudited consolidated condensed statements of cash flows for the periods ended March 31, June 30, and September 30, 2011 to appropriately present the activity related to short-term investments resulting from the aforementioned classification error, and for the periods ended June 30 and September 30, 2011 to correct the amount presented as excess tax benefit from stock plans as a component of cash flows from operating and financing activities (see Note 16 to the "Consolidated Condensed Financial Statements" of this Quarterly Report on Form 10-Q). Additionally, this control deficiency could result in other classification and disclosure misstatements related to financial reporting that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company's management determined that this control deficiency constituted a material weakness and has determined that it continues to exist and is under remediation as of June 30, 2012.

        Changes in Internal Control Over Financial Reporting.    There have been no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

        Plan for Remediation of Material Weakness.    Beginning in February 2012, with the oversight of the Audit and Public Policy Committee, the Company's management began to design and implement certain remediation measures to address the material weakness discussed above and to improve its internal control over financial reporting.

        The Company has enhanced its existing controls and added new controls beginning in the quarter ended March 31, 2012 to improve the communication to appropriate financial reporting personnel from other departments of changes to information impacting classification and disclosures in the financial statements. Specifically, these changes included implementation of quarterly meetings and modifications to existing monthly meetings involving other departments and regions as well as financial reporting personnel to appropriately address matters impacting the classification and disclosures in the Company's financial statements; and enhancing certain tools to be used to facilitate effective communication between other departments, regions and financial reporting personnel. In addition, during the quarter ended June 30, 2012, financial reporting personnel traveled to the Company's regional offices to present financial trainings and to help the Company better execute on its communication and coordination efforts in the regions.

        The Company believes the remediation measures will strengthen the Company's internal control over financial reporting and remediate the material weakness identified. However, these measures had not been in operation long enough to effectively measure their operating effectiveness and, therefore, the identified material weakness had not been fully remediated as of June 30, 2012. The Company will continue to monitor the effectiveness of these remediation measures and will make any changes and take such other actions that are deemed appropriate given the circumstances.

Part II. Other Information

Item 1.    Legal Proceedings

        For a description of our material pending legal proceedings, please see Note 11 to the "Consolidated Condensed Financial Statements" of this Quarterly Report on Form 10-Q, which is incorporated by reference.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(a)(c)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(b)(c)
April 1, 2012 through April 30, 2012	679	$72.62	—	$497.7
May 1, 2012 through May 31, 2012	32,617	85.25	—	497.7
June 1, 2012 through June 30, 2012	593,817	82.82	593,817	447.7

Total	627,113	82.93	593,817

(a)
The difference between the total number of shares (or units) purchased and the total number of shares (or units) purchased as part of publicly announced plans or programs is due to shares withheld by the Company to satisfy tax withholding obligations in connection with the vesting of RSUs issued to employees.

(b)
On September 13, 2011, the Board of Directors approved a stock repurchase program authorizing the Company to purchase on the open market and in privately negotiated transactions up to $500.0 million of the Company's common stock.

(c)
In May 2012, the Company's February ASR agreement was concluded, and the Company received an additional 0.1 million shares. In June 2012, the Company paid $50.0 million under its new May ASR agreement and received an initial delivery of 0.5 million shares of the Company's common stock at $84.81 per share, representing approximately 80 percent of the shares expected to be repurchased. At the conclusion of the May ASR agreement, the Company may receive additional shares, resulting in up to a maximum of 0.8 million shares. Shares purchased pursuant to the ASR agreements are presented in the above table in the periods in which they were received. The amount that may yet be purchased under the stock repurchase program, as presented in the above table, was reduced by the $50.0 million payment.

Item 6.    Exhibits

        Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto and include the following:

10.1	*	Edwards Lifesciences Corporation Form of Performance-Based Restricted Stock Unit Statement and related Long-Term Stock Incentive Compensation Program Global Performance-Based Restricted Stock Unit Award Agreement
31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	**	The following financial statements from Edwards Lifesciences' Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements

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

EDWARDS LIFESCIENCES CORPORATION (Registrant)
Date: August 7, 2012	By:	/s/ THOMAS M. ABATE Thomas M. Abate Corporate Vice President, Chief Financial Officer (Chief Accounting Officer)

EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

Exhibit No.		Description
10.1	*	Edwards Lifesciences Corporation Form of Performance-Based Restricted Stock Unit Statement and related Long-Term Stock Incentive Compensation Program Global Performance-Based Restricted Stock Unit Award Agreement
31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	**	The following financial statements from Edwards Lifesciences' Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements

*
Represents management contract or compensatory plan.

**
XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities and Exchange Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.