Form 10-Q
period 2012-09-30
Edwards Lifesciences Corp
filed 2012-11-07
CIK 1099800

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2012
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

        The number of shares outstanding of the registrant's common stock, $1.00 par value, as of October 31, 2012 was 115,410,951.

EDWARDS LIFESCIENCES CORPORATION

FORM 10-Q
For the quarterly period ended September 30, 2012

Part I. Financial Information

Item 1.    Financial Statements

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(in millions, except par value; unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$305.8	$171.2
Short-term investments	316.7	279.3
Accounts and other receivables, net of allowances of $5.4 and $14.8, respectively	325.4	320.7
Inventories, net (Note 3)	286.0	261.3
Deferred income taxes	42.4	43.9
Prepaid expenses	42.1	35.0
Other current assets	69.3	57.1

Total current assets	1,387.7	1,168.5
Long-term accounts receivable, net of allowances of $6.0 and $4.2, respectively	9.7	24.6
Property, plant and equipment, net	328.7	304.3
Goodwill	349.8	349.8
Other intangible assets, net (Note 4)	59.6	66.9
Investments in unconsolidated affiliates (Note 5)	23.4	21.8
Deferred income taxes	10.9	20.0
Other assets	26.0	24.6

	$2,195.8	$1,980.5

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$298.6	$335.2

Long-term debt	175.4	150.4

Other long-term liabilities	185.5	157.0

Commitments and contingencies (Note 11)
Stockholders' equity
Preferred stock, $.01 par value, authorized 50.0 shares, no shares outstanding	—	—
Common stock, $1.00 par value, 350.0 shares authorized, 123.9 and 120.0 shares issued, and 116.0 and 114.1 shares outstanding, respectively	123.9	120.0
Additional paid-in capital	458.8	300.5
Retained earnings	1,562.8	1,360.7
Accumulated other comprehensive loss	(37.1)	(37.5)
Treasury stock, at cost, 7.9 and 5.9 shares, respectively	(572.1)	(405.8)

Total stockholders' equity	1,536.3	1,337.9

	$2,195.8	$1,980.5

The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in millions, except per share information; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	$447.9	$412.7	$1,389.1	$1,248.4
Cost of goods sold	111.7	125.6	368.8	370.2

Gross profit	336.2	287.1	1,020.3	878.2
Selling, general and administrative expenses	167.8	165.5	527.4	479.0
Research and development expenses	73.8	61.7	216.4	185.6
Special charges (Note 2)	—	—	7.0	4.0
Interest income, net	(0.3)	—	(0.4)	(0.3)
Other expense (income), net	1.5	2.3	1.0	(5.1)

Income before provision for income taxes	93.4	57.6	268.9	215.0
Provision for income taxes	24.2	6.0	66.8	41.4

Net income	$69.2	$51.6	$202.1	$173.6

Share information (Note 13)
Earnings per share:
Basic	$0.60	$0.45	$1.76	$1.51
Diluted	$0.58	$0.43	$1.71	$1.45
Weighted-average number of common shares outstanding:
Basic	115.7	114.6	114.9	114.8
Diluted	119.0	119.0	118.4	119.8

The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(in millions; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$69.2	$51.6	$202.1	$173.6

Other comprehensive income (loss), net of tax (Note 12):
Foreign currency translation adjustments	23.5	(29.8)	(0.6)	13.3

Unrealized (loss) gain on cash flow hedges	(9.8)	17.5	0.4	7.3

Unrealized gain (loss) on available-for-sale investments for the period	0.2	(0.4)	0.3	(0.7)
Reclassification of net realized investment (gain) loss to earnings	—	(1.0)	0.3	(1.0)

Unrealized gain (loss) on available-for-sale investments	0.2	(1.4)	0.6	(1.7)

Other comprehensive income (loss)	13.9	(13.7)	0.4	18.9

Comprehensive income	$83.1	$37.9	$202.5	$192.5

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in millions; unaudited)

	Nine Months Ended September 30,
	2012	2011
		(as restated) (Note 16)
Cash flows from operating activities
Net income	$202.1	$173.6
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	42.2	43.2
Stock-based compensation (Note 9)	31.3	26.0
Excess tax benefit from stock plans	(39.0)	(3.6)
Deferred income taxes	1.1	2.2
Special charges (Note 2)	7.0	4.0
Other	0.4	(1.2)
Changes in operating assets and liabilities:
Accounts and other receivables, net	(4.0)	(38.5)
Inventories, net	(23.9)	(38.3)
Accounts payable and accrued liabilities	6.8	43.0
Prepaid expenses and other current assets	15.7	9.3
Other	7.7	(4.9)

Net cash provided by operating activities	247.4	214.8

Cash flows from investing activities
Capital expenditures	(64.9)	(50.6)
Purchases of short-term investments	(526.2)	(454.0)
Proceeds from short-term investments	488.1	237.2
Investments in intangible assets	(7.0)	(2.3)
Proceeds from sale of assets	2.6	3.9
Proceeds from unconsolidated affiliates, net	0.4	6.9
Investments in trading securities, net	(0.1)	3.3
Acquisition	—	(42.6)
Other	0.9	—

Net cash used in investing activities	(106.2)	(298.2)

Cash flows from financing activities
Proceeds from issuance of debt	237.9	505.5
Payments on debt	(211.6)	(376.7)
Purchases of treasury stock	(166.3)	(263.3)
Proceeds from stock plans	89.4	48.6
Excess tax benefit from stock plans	39.0	3.6
Other	2.9	0.7

Net cash used in financing activities	(8.7)	(81.6)

Effect of currency exchange rate changes on cash and cash equivalents	2.1	12.9

Net increase (decrease) in cash and cash equivalents	134.6	(152.1)
Cash and cash equivalents at beginning of period	171.2	396.1

Cash and cash equivalents at end of period	$305.8	$244.0

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

  European Receivables

        In June 2011, the Company recorded a $4.0 million charge to reflect the increased risk associated with its European receivables.

3.     INVENTORIES, NET

        Inventories, net of reserves, consisted of the following (in millions):

	September 30, 2012	December 31, 2011
Raw materials	$50.6	$51.7
Work in process	62.3	66.6
Finished products	173.1	143.0

	$286.0	$261.3

        The Company recorded an $8.1 million charge to gross profit during the second quarter of 2012 due to the voluntary recalls of certain of the Company's heart valves and Critical Care catheters. The majority of the affected products were still part of inventory at the time of the recalls. As of September 30, 2012, there were $3.5 million of reserves for the recall remaining in inventory.

4.     OTHER INTANGIBLE ASSETS

        Other intangible assets consisted of the following (in millions):

	September 30, 2012			December 31, 2011
	Cost	Accumulated Amortization	Net Carrying Value	Cost	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets
Patents	$208.9	$(166.4)	$42.5	$205.9	$(158.4)	$47.5
Unpatented technology	39.2	(32.5)	6.7	39.3	(31.3)	8.0
Other	10.5	(6.4)	4.1	12.0	(6.9)	5.1

	258.6	(205.3)	53.3	257.2	(196.6)	60.6

Unamortizable intangible assets
In-process research and development	6.3	—	6.3	6.3	—	6.3

	$264.9	$(205.3)	$59.6	$263.5	$(196.6)	$66.9

        The net carrying value of patents includes $16.6 million of capitalized legal costs related to the defense and enforcement of issued patents and trademarks for which success is deemed probable as of September 30, 2012.

        Amortization expense related to other intangible assets was $3.5 million and $2.4 million for the three months ended September 30, 2012 and 2011, respectively, and $10.1 million and $10.8 million for the nine months ended September 30, 2012 and 2011, respectively. Estimated amortization expense for each of the years ending December 31 is as follows (in millions):

2012	$13.6
2013	13.4
2014	11.9
2015	10.7
2016	10.3

        The Company expenses costs incurred to renew or extend the term of acquired intangible assets.

5.     INVESTMENTS IN UNCONSOLIDATED AFFILIATES

        The Company has a number of equity investments in privately and publicly held companies. Investments in these unconsolidated affiliates are as follows:

	September 30, 2012	December 31, 2011
	(in millions)
Available-for-sale investments
Cost	$0.4	$2.0
Unrealized gains	2.2	1.3

Fair value of available-for-sale investments	2.6	3.3

Equity method investments
Cost	13.6	12.6
Equity in losses	(0.4)	(0.7)

Carrying value of equity method investments	13.2	11.9

Cost method investments
Carrying value of cost method investments	7.6	6.6

Total investments in unconsolidated affiliates	$23.4	$21.8

        Proceeds from sales of available-for-sale investments were $2.1 million for the nine months ended September 30, 2012, and $3.6 million for the three and nine months ended September 30, 2011. The Company realized pre-tax gains from these sales of $0.4 million for the nine months ended September 30, 2012, and $1.4 million for the three and nine months ended September 30, 2011.

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

  Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following table summarizes the Company's financial instruments which are measured at fair value on a recurring basis (in millions):

September 30, 2012	Level 1	Level 2	Level 3	Total
Assets
Investments held for executive deferred compensation plan	$12.5	$—	$—	$12.5
Investments in unconsolidated affiliates	2.6	—	—	2.6
Derivatives	—	1.3	—	1.3

	$15.1	$1.3	$—	$16.4

Liabilities
Executive deferred compensation plan	$12.0	$—	$—	$12.0

December 31, 2011
Assets
Investments held for executive deferred compensation plan	$11.5	$—	$—	$11.5
Investments in unconsolidated affiliates	3.3	—	—	3.3
Derivatives	—	12.7	—	12.7

	$14.8	$12.7	$—	$27.5

Liabilities
Executive deferred compensation plan	$9.9	$—	$—	$9.9

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

  Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

        The Company has assets that are subject to measurement at fair value on a non-recurring basis, including assets acquired in a business combination, such as goodwill and intangible assets, and other long-lived assets. The Company reviews the carrying value of intangible and other long-lived assets whenever events and circumstances indicate that the carrying amounts of the assets may not be recoverable. If it is determined that the assets are impaired, the carrying value would be reduced to estimated fair market value. During the nine months ended September 30, 2012, the Company had no impairments related to assets subject to measurement at fair value on a non-recurring basis. In March 2011, the Company acquired Embrella Cardiovascular, Inc. This transaction resulted in an increase to "Goodwill" and "Other Intangible Assets, net" of $34.6 million and $12.1 million, respectively.

7.     DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

        The Company uses derivative financial instruments to manage its currency exchange rate risk as summarized below. Notional amounts are stated in United States dollar equivalents at spot exchange rates at the respective dates.

	September 30, 2012		December 31, 2011
	Notional Amount	Fair Value Asset (Liability)	Notional Amount	Fair Value Asset (Liability)
	(in millions)
Foreign currency forward exchange contracts	$812.3	$1.3	$759.5	$12.7

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

        All derivative financial instruments are recognized at fair value in the consolidated condensed balance sheets. The Company reports in "Other Comprehensive Income (Loss)" ("OCI") the effective portion of the gain or loss on derivative financial instruments that are designated and that qualify as cash flow hedges. The Company reclassifies these gains and losses into earnings in the same period in which the underlying hedged transactions affect earnings. Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current period earnings. For the nine months ended September 30, 2012 and 2011, the Company did not record any gains or losses due to hedge ineffectiveness. The gains and losses on derivative financial instruments for which the Company does not elect hedge accounting treatment are recognized in the consolidated condensed statements of operations in each period, based upon the change in the fair value of the derivative financial instrument. Cash flows from derivative financial instruments are reported as operating activities in the consolidated condensed statements of cash flows.

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

        The following table presents the location and fair value amounts of derivative instruments reported in the consolidated condensed balance sheets (in millions):

		Fair Value
Derivatives designated as hedging instruments	Balance Sheet Location	September 30, 2012	December 31, 2011
Assets
Foreign currency contracts	Prepaid expenses	$1.3	$12.7

        The following tables present the effect of derivative instruments on the consolidated condensed statements of operations and consolidated condensed statements of comprehensive income (in millions):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended September 30,			Three Months Ended September 30,
			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income
Derivatives in cash flow hedging relationships	2012	2011		2012	2011
Foreign currency contracts	$(9.5)	$17.3	Cost of goods sold	$6.2	$(11.6)

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	Nine Months Ended September 30,			Nine Months Ended September 30,
			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income
Derivatives in cash flow hedging relationships	2012	2011		2012	2011
Foreign currency contracts	$3.9	$(9.5)	Cost of goods sold	$3.5	$(21.5)

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended September 30,
	Location of Gain or (Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments		2012	2011
Foreign currency contracts	Other expense (income), net	$(3.5)	$(1.9)

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Nine Months Ended September 30,
	Location of Gain or (Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments		2012	2011
Foreign currency contracts	Other expense (income), net	$(3.0)	$(6.2)

        The Company expects that during the next twelve months it will reclassify to earnings an $8.5 million gain currently recorded in "Accumulated Other Comprehensive Loss."

8.     DEFINED BENEFIT PLANS

        The components of net periodic benefit costs for the three and nine months ended September 30, 2012 and 2011 were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Service cost	$1.8	$1.5	$5.4	$4.6
Interest cost	0.6	0.5	1.8	1.5
Expected return on plan assets	(0.4)	(0.3)	(1.1)	(1.0)
Amortization of actuarial loss, prior service credit and other	0.2	0.1	0.5	0.3

Net periodic pension benefit cost	$2.2	$1.8	$6.6	$5.4

9.     STOCK-BASED COMPENSATION

        Stock-based compensation expense related to awards issued under the Company's incentive compensation plans for the three and nine months ended September 30, 2012 and 2011 was as follows (in millions):

	Three Months Ended September 30		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of goods sold	$1.4	$1.3	$3.7	$3.0
Selling, general and administrative expenses	8.0	7.5	23.1	18.7
Research and development expenses	1.5	1.7	4.5	4.3

Total stock-based compensation expense	$10.9	$10.5	$31.3	$26.0

        At September 30, 2012, the total remaining compensation cost related to nonvested stock options, restricted stock units ("RSUs"), market-based restricted stock units ("MRSUs") and employee stock purchase plan ("ESPP") subscription awards amounted to $77.2 million, which will be amortized on a straight-line basis over the weighted-average remaining requisite service period of 31 months.

        During the nine months ended September 30, 2012, the Company granted 1.1 million stock options at a weighted-average exercise price of $86.70 and 0.2 million shares of RSUs at a weighted-average grant-date fair value of $86.04. The Company also granted 47,275 shares of MRSUs at a weighted-average grant-date fair value of $109.78. The MRSUs vest based on a combination of certain service and market conditions. The actual number of shares issued will be determined based on the Company's total shareholder return relative to a selected industry peer group over a three-year performance period, and may range from 0 percent to 175 percent of the targeted number of shares granted.

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

        The Black-Scholes option pricing model was used with the following weighted-average assumptions for options granted during the following periods:

  Option Awards

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Risk-free interest rate	0.6%	1.4%	0.7%	1.7%
Expected dividend yield	None	None	None	None
Expected volatility	31.2%	27.2%	31.3%	27.3%
Expected term (years)	4.9	4.7	4.6	4.5
Fair value, per share	$29.00	$21.72	$23.92	$22.81

        The Black-Scholes option pricing model was used with the following weighted-average assumptions for ESPP subscriptions granted during the following periods:

  ESPP

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Risk-free interest rate	0.2%	0.1%	0.1%	0.2%
Expected dividend yield	None	None	None	None
Expected volatility	36.0%	29.8%	33.2%	27.6%
Expected term (years)	0.6	0.6	0.6	0.6
Fair value, per share	$26.90	$21.06	$21.30	$20.02

10.   ACCELERATED SHARE REPURCHASE

        In February 2012, the Company entered into an accelerated share repurchase ("ASR") agreement with an investment bank to repurchase $54.0 million of the Company's common stock. The February ASR agreement provided for the repurchase of the Company's common stock based on the volume-weighted average price ("VWAP") of the Company's common stock during the term of the agreement, less a discount, and was subject to collar provisions that established minimum and maximum number of shares to be repurchased. In March 2012, the Company paid the $54.0 million purchase price and received an initial delivery of 0.6 million shares, representing the minimum number of shares to be repurchased under the agreement. The initial shares were valued at $72.40 per share based on the VWAP of the Company's common stock on March 1, 2012, which was the date the major terms of the ASR agreement were finalized, and represented approximately 80 percent of the shares expected to be repurchased. The February ASR agreement concluded in May 2012, and upon final settlement, the Company had received a total of 0.7 million shares at an average price per share of $75.12 based on the VWAP of the Company's common stock during the term of the agreement.

        In May 2012, the Company entered into another ASR agreement with the same investment bank to repurchase $50.0 million of the Company's common stock. The May ASR agreement provided for the repurchase of the Company's common stock based on the VWAP of the Company's common stock during the term of the agreement, less a discount, and was subject to collar provisions that established minimum and maximum number of shares to be repurchased. In June 2012, the Company paid the $50.0 million purchase price and received an initial delivery of 0.5 million shares, representing the minimum number of shares to be repurchased under the agreement. The initial shares were valued at $84.81 per share based on the VWAP of the Company's common stock on June 1, 2012, which was the date the major terms of the May ASR agreement were finalized, and represented approximately 80 percent of the shares expected to be repurchased. The May ASR agreement concluded in August 2012, and upon final settlement, the Company had received a total of 0.5 million shares at an average price per share of $97.50 based on the VWAP of the Company's common stock during the term of the agreement.

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

        In August 2012, Edwards filed a lawsuit against Medtronic in the German District Court of Mannheim alleging that Medtronic's Corevalve and Evolut valves infringe two of Edwards' transcatheter valve patents. These patents were issued by the European Patent Office and were validated as national patents in various European countries, including Germany. The matter is scheduled for trial in April 2013.

        In March and September 2010, the Company received grand jury subpoenas for documents from the United States Attorney's Office in the Central District of California in connection with an investigation by the Food and Drug Administration. The subpoenas to the Company seek records relating to the Vigilance I Monitor model with software release 5.3 that was the subject of a voluntary field recall by the Company in June 2006. The Company has cooperated fully with the investigation. In October 2012, the Company was advised by the U.S. Attorney's Office that it is declining to pursue a criminal investigation and/or prosecution at this time.

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

12.   OTHER COMPREHENSIVE INCOME (LOSS)

        The tax effect on the components of other comprehensive income (loss) is as follows (in millions):

	Foreign Currency Translation Adjustments	Unrealized (Loss) Gain on Cash Flow Hedges	Unrealized Gain (Loss) on Investments in Unconsolidated Affiliates	Total Other Comprehensive Income (Loss)
Three Months Ended September 30, 2012
Pre-tax period change	$23.5	$(15.7)	$0.3	$8.1
Deferred income tax benefit (expense)	—	5.9	(0.1)	5.8

Net of tax amount	$23.5	$(9.8)	$0.2	$13.9

Nine Months Ended September 30, 2012
Pre-tax period change	$(0.6)	$0.4	$1.0	$0.8
Deferred income tax expense	—	—	(0.4)	(0.4)

Net of tax amount	$(0.6)	$0.4	$0.6	$0.4

Three Months Ended September 30, 2011
Pre-tax period change	$(29.8)	$28.9	$(2.2)	$(3.1)
Deferred income tax (expense) benefit	—	(11.4)	0.8	(10.6)

Net of tax amount	$(29.8)	$17.5	$(1.4)	$(13.7)

Nine Months Ended September 30, 2011
Pre-tax period change	$13.3	$12.0	$(2.7)	$22.6
Deferred income tax (expense) benefit	—	(4.7)	1.0	(3.7)

Net of tax amount	$13.3	$7.3	$(1.7)	$18.9

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

        The table below presents the computation of basic and diluted earnings per share (in millions, except for per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Basic:
Net income	$69.2	$51.6	$202.1	$173.6

Weighted-average shares outstanding	115.7	114.6	114.9	114.8

Basic earnings per share	$0.60	$0.45	$1.76	$1.51

Diluted:
Net income	$69.2	$51.6	$202.1	$173.6

Weighted-average shares outstanding	115.7	114.6	114.9	114.8
Dilutive effect of stock plans	3.3	4.4	3.5	5.0

Dilutive weighted-average shares outstanding	119.0	119.0	118.4	119.8

Diluted earnings per share	$0.58	$0.43	$1.71	$1.45

        Stock options, RSUs, and MRSUs to purchase 1.3 million and 1.3 million shares for the three months ended September 30, 2012 and 2011, respectively, and 1.6 million and 0.9 million for the nine months ended September 30, 2012 and 2011, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

14.   INCOME TAXES

        The Company's effective income tax rates were 25.9% and 24.8% for the three and nine months ended September 30, 2012, respectively, and 10.4% and 19.3% for the three and nine months ended September 30, 2011, respectively. The effective income tax rate for the nine months ended September 30, 2012 included a $2.3 million benefit from the remeasurement of uncertain tax positions. The effective income tax rates for the three and nine months ended September 30, 2011 included a $6.9 million and $9.4 million tax benefit, respectively, related to rulings made by the tax authorities in Switzerland.

        The federal research credit expired on December 31, 2011 and has not been reinstated as of September 30, 2012. The effective income tax rates for the three and nine months ended September 30, 2012 have been calculated without an assumed benefit for the federal research credit. In 2011, the federal research credit favorably impacted the effective tax rate by approximately 2.4%.

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

        As of September 30, 2012 and December 31, 2011, the liability for income taxes associated with uncertain tax positions was $94.9 million and $78.0 million, respectively. The Company estimates that these liabilities would be reduced by $9.8 million and $6.8 million, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments. The net amounts of $85.1 million and $71.2 million, respectively, if not required, would favorably affect the Company's effective tax rate.

        All material state, local and foreign income tax matters have been concluded for years through 2006. The Internal Revenue Service ("IRS") has completed its examination of the 2007 and 2008 tax years, including certain transfer pricing issues that were under appeal. The appeals process for those transfer pricing issues was finalized during the third quarter of 2012. The IRS began its examination of the 2009 and 2010 tax years during the second quarter of 2011.

15.   SEGMENT INFORMATION

        Edwards Lifesciences conducts operations worldwide and is managed in the following geographical regions: United States, Europe, Japan and Rest of World. All regions sell products that are used to treat advanced cardiovascular disease.

        The Company's geographic segments are reported based on the financial information provided to the Chief Operating Decision Maker (the Chief Executive Officer). The Company evaluates the performance of its geographic segments based on net sales and income before provision for income taxes ("pre-tax income"). The accounting policies of the segments are substantially the same as those described in Note 2 of the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2011. Net sales and pre-tax income of reportable segments are based on internally derived standard foreign exchange rates, which may differ from year to year, and do not include inter-segment profits. Because of the interdependence of the reportable segments, the operating profit as presented may not be representative of the geographical distribution that would occur if the segments were not interdependent. Net sales by geographic area are based on the location of the customer.

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

        The table below presents information about Edwards Lifesciences' reportable segments (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Segment Net Sales
United States	$193.5	$150.5	$587.1	$450.9
Europe	129.7	128.9	430.9	409.0
Japan	70.7	53.3	214.0	167.9
Rest of world	62.0	50.1	171.7	147.9

Total segment net sales	$455.9	$382.8	$1,403.7	$1,175.7

Segment Pre-Tax Income
United States	$109.2	$76.3	$330.2	$237.2
Europe	53.4	52.4	185.2	177.2
Japan	36.5	23.6	110.2	78.9
Rest of world	19.3	15.4	48.5	44.8

Total segment pre-tax income	$218.4	$167.7	$674.1	$538.1

        The table below presents reconciliations of segment net sales to consolidated net sales and segment pre-tax income to consolidated pre-tax income (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Sales Reconciliation
Segment net sales	$455.9	$382.8	$1,403.7	$1,175.7
Foreign currency	(8.0)	29.9	(14.6)	72.7

Consolidated net sales	$447.9	$412.7	$1,389.1	$1,248.4

Pre-Tax Income Reconciliation
Segment pre-tax income	$218.4	$167.7	$674.1	$538.1
Unallocated amounts:
Corporate items	(127.4)	(109.8)	(399.1)	(330.2)
Special charges	—	—	(7.0)	(4.0)
Interest income, net	0.3	—	0.4	0.3
Foreign currency	2.1	(0.3)	0.5	10.8

Consolidated pre-tax income	$93.4	$57.6	$268.9	$215.0

Enterprise-Wide Information

        Enterprise-wide information is based on actual foreign exchange rates used in the Company's consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Net Sales by Geographic Area
United States	$193.6	$150.5	$587.2	$450.9
Europe	121.8	139.1	417.1	430.3
Japan	71.8	67.8	214.9	206.9
Rest of world	60.7	55.3	169.9	160.3

	$447.9	$412.7	$1,389.1	$1,248.4

Net Sales by Major Product and Service Area
Surgical Heart Valve Therapy	$185.7	$190.4	$589.8	$593.8
Transcatheter Heart Valves	123.8	82.6	391.1	240.6
Critical Care	138.4	139.7	408.2	414.0

	$447.9	$412.7	$1,389.1	$1,248.4

	September 30, 2012	December 31, 2011
	(in millions)
Long-Lived Tangible Assets by Geographic Area
United States	$241.0	$223.0
International	113.7	105.9

	$354.7	$328.9

16.   RESTATEMENT OF UNAUDITED INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

        During the fourth quarter of 2011, the Company determined that its previously issued consolidated condensed balance sheets and consolidated condensed statements of cash flows for the quarter ended September 30, 2011 contained errors related to (1) its cash equivalents and short-term investments and (2) the excess tax benefit from stock plans. Neither of these errors had an impact on the consolidated condensed statements of operations.

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

	As of September 30, 2011
Balance Sheets	As Reported	As Restated
	(in millions)
Cash and cash equivalents	$451.1	$244.0
Short-term investments	—	207.1

Total	$451.1	$451.1

	Nine Months Ended September 30, 2011
Statements of Cash Flows	As Reported	As Restated
	(in millions)
Cash flows from investing activities
Purchases of short-term investments	—	(454.0)
Proceeds from short-term investments	—	237.2
Net cash used in investing activities	(81.4)	(298.2)
Effect of currency exchange rate changes on cash and cash equivalents	3.2	12.9
Net increase (decrease) in cash and cash equivalents	55.0	(152.1)
Cash and cash equivalents at end of period	451.1	244.0

        Second, the amount presented in the consolidated condensed statements of cash flows as "Excess Tax Benefits from Stock Plans" for the period ended September 30, 2011 was not reduced to reflect the absence of cash flows from the generation of credit carryforwards and net operating losses in the United States in 2011 primarily due to significant tax deductions from stock option exercises and, accordingly, the Company has restated the presentation as reflected below.

	Nine Months Ended September 30, 2011
Statements of Cash Flows	As Reported	As Restated
	(in millions)
Cash flows from operating activities
Excess tax benefit from stock plans	$(47.0)	$(3.6)
Net cash provided by operating activities	171.4	214.8
Cash flows from financing activities
Excess tax benefit from stock plans	47.0	3.6
Net cash used in financing activities	(38.2)	(81.6)

17.   SUBSEQUENT EVENT

        On October 9, 2012, the Company acquired all the outstanding shares of BMEYE, B.V. ("BMEYE") for an aggregate cash purchase price of €32.5 million (approximately $42 million). BMEYE is a medical device company that specializes in the development of non-invasive technology for advanced hemodynamic monitoring. The acquisition provides the Company with full rights to develop BMEYE's existing technology platform to create a new, integrated hemodynamic monitoring system that has a disposable sensor unit worn by the patient. The acquisition will be accounted for as a business combination, and consisted primarily of goodwill and in-process research and development. The Company is in the process of evaluating the impact of the business combination on its consolidated financial statements.

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

Results of Operations

  Net Sales Trends
  (dollars in millions)

	Three Months Ended September 30,				Nine Months Ended September 30,
				Percent Change				Percent Change
	2012	2011	Change		2012	2011	Change
United States	$193.6	$150.5	$43.1	28.5%	$587.2	$450.9	$136.3	30.2%
International	254.3	262.2	(7.9)	(3.0)%	801.9	797.5	4.4	0.6%

Total net sales	$447.9	$412.7	$35.2	8.5%	$1,389.1	$1,248.4	$140.7	11.3%

        In the United States, the $43.1 million and $136.3 million increases in net sales for the three and nine months ended September 30, 2012, respectively, were due primarily to:

  •
  Transcatheter Heart Valves, which increased net sales by $47.4 million and $139.9 million, respectively, driven primarily by sales of the Edwards SAPIEN transcatheter heart valve which was launched in the United States in the fourth quarter of 2011.

        International net sales decreased $7.9 million for the three months ended September 30, 2012 and increased $4.4 million for the nine months ended September 30, 2012, due primarily to:

  •
  foreign currency exchange rate fluctuations, which decreased net sales by $19.8 million and $33.5 million, respectively, due primarily to the weakening of the Euro against the United States dollar;

        partially offset by:

  •
  Transcatheter Heart Valves, which increased net sales by $3.4 million and $28.4 million, respectively, driven primarily by sales of the Edwards SAPIEN XT transcatheter heart valve; and

  •
  Surgical Heart Valve Therapy products, which increased net sales by $5.9 million and $12.1 million, respectively, driven primarily by sales of the Carpentier-Edwards PERIMOUNT Magna Aortic Ease valve.

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

  Net Sales by Product Line
  (dollars in millions)

	Three Months Ended September 30,				Nine Months Ended September 30,
				Percent Change				Percent Change
	2012	2011	Change		2012	2011	Change
Surgical Heart Valve Therapy	$185.7	$190.4	$(4.7)	(2.5)%	$589.8	$593.8	$(4.0)	(0.7)%
Transcatheter Heart Valves	123.8	82.6	41.2	49.9%	391.1	240.6	150.5	62.5%
Critical Care	138.4	139.7	(1.3)	(1.0)%	408.2	414.0	(5.8)	(1.4)%

Total net sales	$447.9	$412.7	$35.2	8.5%	$1,389.1	$1,248.4	$140.7	11.3%

  Surgical Heart Valve Therapy

        Net sales of Surgical Heart Valve Therapy products decreased by $4.7 million and $4.0 million for the three and nine months ended September 30, 2012, respectively, due primarily to:

  •
  foreign currency exchange rate fluctuations, which decreased net sales by $7.6 million and $12.1 million, respectively, due primarily to the weakening of the Euro against the United States dollar;

        partially offset by:

  •
  surgical heart valve products, which increased net sales by $2.8 million and $4.4 million, respectively, driven by sales of pericardial aortic tissue valves; and

  •
  cardiac surgery systems, which increased net sales by $3.7 million for the nine month period, driven by specialty cannula products and minimally invasive surgical products.

        In Europe, the Company received CE Mark in February 2012 for EDWARDS INTUITY, its minimally invasive aortic valve surgery system. During the second quarter, the Company received conditional Investigational Device Exemption ("IDE") approval from the United States Food and Drug Administration ("FDA") to initiate the TRANSFORM Trial, which will evaluate the EDWARDS INTUITY valve system, and began enrollment in the third quarter. Also, during the second quarter, the Company received IDE approval to initiate a clinical trial to study its GLX next-generation tissue treatment platform applied to a surgical bovine pericardial heart valve.

        During the second quarter, the Company received regulatory approval in the United States and Europe for its ProPlege retrograde cardioplegia device, designed to protect the heart during aortic and mitral valve procedures. The Company initiated a limited launch of ProPlege in Europe in June 2012 and in the United States in July 2012.

  Transcatheter Heart Valves

        Net sales of Transcatheter Heart Valves for the three and nine months ended September 30, 2012 increased by $41.2 million and $150.5 million, respectively, due primarily to:

  •
  the Edwards SAPIEN transcatheter heart valve, which increased net sales by $45.2 million and $117.5 million, respectively, primarily due to the launch in the United States in the fourth quarter of 2011; and

  •
  the Edwards SAPIEN XT transcatheter heart valve, which increased net sales by $5.7 million and $52.2 million, respectively, primarily due to an increase in international sales;

        partially offset by:

  •
  foreign currency exchange rate fluctuations, which decreased net sales by $7.7 million and $14.4 million, respectively, due primarily to the weakening of the Euro against the United States dollar.

        The Company expects that its transcatheter heart valves will continue to be a strong contributor to 2012 sales. In November 2011, the Company received approval from the FDA for the transfemoral delivery of the Edwards SAPIEN transcatheter heart valve for treatment of certain inoperable patients with severe symptomatic aortic stenosis (Cohort B of The PARTNER Trial). In October 2012, the Company received approval from the FDA for the transfemoral and transapical delivery of the Edwards SAPIEN transcatheter heart valve for treatment of patients with severe, symptomatic aortic stenosis deemed at high risk for traditional open-heart surgery (Cohort A of The PARTNER Trial). The Company is continuing to conduct its PARTNER II trial, which is evaluating the Edwards SAPIEN XT transcatheter heart valve. In September 2012, the Company received FDA approval to add to the trial its larger 29 millimeter SAPIEN XT valve with the NovaFlex+ delivery system and the Ascendra+ delivery system for both the transapical and new transaortic approach.

  Critical Care

        Net sales of Critical Care products for the three and nine months ended September 30, 2012 decreased by $1.3 million and $5.8 million, respectively, due primarily to:

  •
  foreign currency exchange rate fluctuations, which decreased net sales by $4.5 million and $7.0 million, respectively, due primarily to the weakening of the Euro against the United States dollar; and

  •
  the discontinuation of distributed sales of certain oximetry products and reduced sales of the Company's Central Venous Access products, which decreased net sales by $0.8 million and $7.2 million, respectively;

        partially offset by:

  •
  FloTrac systems, which increased net sales for the nine month period by $4.3 million; and

  •
  pressure monitoring products, which increased net sales by $1.8 million and $1.7 million, respectively.

  Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Gross profit as a percentage of net sales	75.1%	69.6%	5.5 pts.	73.5%	70.3%	3.2 pts.

        The 5.5 and 3.2 percentage point increases in gross profit as a percentage of net sales for the three and nine months ended September 30, 2012, respectively, were driven primarily by:

  •
  a 3.8 percentage point and 2.5 percentage point increase due to the impact of foreign currency exchange rate fluctuations, including the outcome of foreign currency hedging contracts; and

  •
  a 2.3 percentage point and a 1.6 percentage point increase in the United States due to a more profitable product mix, primarily higher sales of Transcatheter Heart Valves.

  Selling, General and Administrative ("SG&A") Expenses
  (dollars in millions)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
SG&A expenses	$167.8	$165.5	$2.3	$527.4	$479.0	$48.4
SG&A expenses as a percentage of net sales	37.5%	40.1%	(2.6) pts.	38.0%	38.4%	(0.4) pts.

        The increase in SG&A expenses for the three and nine months ended September 30, 2012 was due primarily to higher sales and marketing expenses in the United States, mainly to support the Transcatheter Heart Valve program, including the launch in the United States. The decrease in SG&A expenses as a percentage of net sales for the three months ended September 30, 2012 was due primarily to the impact of foreign currency. The impact of foreign currency reduced expenses by $8.2 million and $14.2 million, respectively, due to the weakening of various currencies against the United States dollar, primarily the Euro.

  Research and Development Expenses
  (dollars in millions)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Research and development expenses	$73.8	$61.7	$12.1	$216.4	$185.6	$30.8
Research and development expenses as a percentage of net sales	16.5%	15.0%	1.5 pts.	15.6%	14.9%	0.7 pts.

        The increase in research and development expenses for the three and nine months ended September 30, 2012 was due primarily to additional investments in clinical studies and new product development efforts in the Transcatheter Heart Valve program.

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

  European Receivables

        In June 2011, the Company recorded a $4.0 million charge to reflect the increased risk associated with its European receivables.

  Interest Income, net
  (in millions)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Interest expense	$0.9	$1.0	$(0.1)	$3.2	$2.2	$1.0
Interest income	(1.2)	(1.0)	(0.2)	(3.6)	(2.5)	(1.1)

Interest income, net	$(0.3)	$—	$(0.3)	$(0.4)	$(0.3)	$(0.1)

        The increase in interest expense for the nine months ended September 30, 2012 resulted primarily from higher average interest rates as compared to the prior year period. The increase in interest income resulted primarily from the recognition of interest income on discounted accounts receivables in southern Europe, partially offset by lower average interest rates.

  Other Expense (Income), net
  (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Foreign exchange losses, net	$0.6	$3.1	$1.7	$1.7
Loss on sale of property	0.6	—	0.6	—
Loss (gain) on investments in unconsolidated affiliates	0.3	(0.9)	(0.7)	(5.5)
License agreement	—	—	(0.9)	—
Earn-out payments	—	—	—	(1.0)
Other	—	0.1	0.3	(0.3)

Other expense (income), net	$1.5	$2.3	$1.0	$(5.1)

        The foreign exchange losses relate to the foreign currency fluctuations in the Company's global trade and intercompany receivable and payable balances offset by the gains and losses on derivative instruments intended to hedge those exposures. Foreign exchange fluctuations (primarily related to United States dollar payables in non-United States dollar functional currency locations) resulted in a net loss in 2012.

        The loss on sale of property is due to the sale of one of the Company's buildings.

        The loss (gain) on investments in unconsolidated affiliates primarily represents the Company's net share of gains and losses in investments accounted for under the equity method, and realized gains and losses on the Company's available-for-sale and cost method investments.

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

  Provision for Income Taxes

        The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the United States, which have statutory tax rates lower than the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates. The Company's effective income tax rates were 25.9% and 24.8% for the three and nine months ended September 30, 2012, respectively, and 10.4% and 19.3% for the three and nine months ended September 30, 2011, respectively. The effective income tax rate for the nine months ended September 30, 2012 included a $2.3 million benefit from the remeasurement of uncertain tax positions. The effective income tax rates for the three and nine months ended September 30, 2011 included a $6.9 and $9.4 million tax benefit, respectively, related to rulings made by the tax authorities in Switzerland.

        The federal research credit expired on December 31, 2011 and has not been reinstated as of September 30, 2012. The effective income tax rates for the three and nine months ended September 30, 2012 have been calculated without an assumed benefit for the federal research credit, which if reinstated would have a favorable impact on the Company's full year effective tax rate. In 2011, the federal research credit favorably impacted the full year effective tax rate by approximately 2.4%.

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

        As of September 30, 2012 and December 31, 2011, the liability for income taxes associated with uncertain tax positions was $94.9 million and $78.0 million, respectively. The Company estimates that these liabilities would be reduced by $9.8 million and $6.8 million, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments. The net amounts of $85.1 million and $71.2 million, respectively, if not required, would favorably affect the Company's effective tax rate.

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

        As of September 30, 2012, cash and cash equivalents and short-term investments held outside the United States were $573.7 million, and have historically been used to fund international operations. The Company believes that cash held in the United States, in addition to amounts available under credit facilities and cash from operations, are sufficient to fund its United States operating requirements. The majority of cash and cash equivalents and short-term investments held outside the

United States relate to undistributed earnings of certain of the Company's foreign subsidiaries which are considered to be indefinitely reinvested by the Company. Repatriations of cash and cash equivalents and short-term investments held outside the United States are subject to restrictions in certain jurisdictions and may be subject to withholding and other taxes. The potential tax liability related to any repatriation would be dependent on the facts and circumstances that would exist at the time such repatriation is made and the complexities of the tax laws of the United States and the respective foreign jurisdictions.

        The Company has a Four-Year Credit Agreement ("the Credit Facility") which matures on July 29, 2015. The Credit Facility provides up to an aggregate of $500.0 million in borrowings in multiple currencies. Borrowings generally bear interest at the London interbank offering rate ("LIBOR") plus 0.875%, subject to adjustment for leverage ratio changes as defined in the Credit Facility. The Company also pays a facility fee of 0.125% on the entire $500.0 million facility whether or not drawn. The facility fee is also subject to adjustment for leverage ratio changes. All amounts outstanding under the Credit Facility have been classified as long-term obligations as these borrowings are expected to be refinanced pursuant to the Credit Facility. As of September 30, 2012, borrowings of $175.4 million were outstanding under the Credit Facility. The Credit Facility is unsecured and contains various financial and other covenants, including a maximum leverage ratio and a minimum interest coverage ratio, as defined in the Credit Facility. The Company was in compliance with all covenants at September 30, 2012.

        In February 2010, the Board of Directors approved a stock repurchase program authorizing the Company to purchase on the open market and in privately negotiated transactions up to $500.0 million of the Company's common stock. In September 2011, the Board of Directors approved a new stock repurchase program authorizing the Company to purchase on the open market and in privately negotiated transactions up to an additional $500.0 million of the Company's common stock. Under these stock repurchase authorizations, in February 2012 and May 2012, the Company entered into accelerated share repurchase ("ASR") agreements with an investment bank to repurchase $54.0 million and $50.0 million, respectively, of the Company's common stock. The Company received a total of 1.2 million shares under the February 2012 and May 2012 ASR agreements, which were concluded in May 2012 and August 2012, respectively. Also under these stock repurchase authorizations, in August 2012, the Company entered into a Rule 10b5-1 plan to repurchase up to $100.0 million of the Company's common stock in accordance with certain pre-defined price parameters. As of September 30, 2012, $86.9 million remained available under the Rule 10b5-1 plan, which has a termination date of December 31, 2012. During the nine months ended September 30, 2012, the Company repurchased a total of 2.0 million shares at an aggregate cost of $163.3 million, and as of September 30, 2012, had remaining authority under the program to purchase $434.6 million of the Company's common stock. In addition to shares repurchased under the stock repurchase program, the Company also acquired shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

        In October 2012, the Company acquired all the outstanding shares of BMEYE, B.V. ("BMEYE") for an aggregate cash purchase price of €32.5 million (approximately $42 million). BMEYE is a medical device company that specializes in the development of non-invasive technology for advanced hemodynamic monitoring. The acquisition provides the Company with full rights to develop BMEYE's existing technology platform to create a new, integrated hemodynamic monitoring system that has a disposable sensor unit worn by the patient. The Company is in the process of evaluating the impact of the business combination on its financial statements.

        At September 30, 2012, there had been no material changes in the Company's significant contractual obligations and commercial commitments as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2011 other than as follows: during the quarter ended June 30, 2012, the Company entered into two separate supply agreements and a registry agreement. Under the supply agreements, the Company has agreed to purchase a minimum of $13.4 million of product by July 31,

2013. The total future minimum commitments under the registry agreement are approximately $4.3 million, with payments through 2019.

        Net cash flows provided by operating activities of $247.4 million for the nine months ended September 30, 2012 increased $32.6 million over the same period a year ago due primarily to (1) increased collection of accounts receivable, particularly a $26.3 million non-recurring collection in Spain and the sale of the Company's Greek bonds, (2) improved operating performance and (3) a decrease in inventory builds in comparison to the prior year. These increases were partially offset by (1) a $35.4 million impact from excess tax benefits from stock plans, primarily the realization of excess tax benefits that had been previously unrealized due to credit carryforwards and net operating losses in the United States in 2011, and (2) the timing of supplier payments.

        Net cash used in investing activities of $106.2 million for the nine months ended September 30, 2012 consisted primarily of capital expenditures of $64.9 million and net purchases of short-term investments of $38.1 million.

        Net cash used in investing activities of $298.2 million for the nine months ended September 30, 2011 consisted primarily of net purchases of short-term investments of $216.8 million, capital expenditures of $50.6 million, and a $42.6 million payment associated with the acquisition of Embrella Cardiovascular, Inc.

        Net cash used in financing activities of $8.7 million for the nine months ended September 30, 2012 consisted primarily of purchases of treasury stock of $166.3 million, partially offset by proceeds from stock plans of $89.4 million, the excess tax benefit from stock plans of $39.0 million (including the realization of previously unrealized excess tax benefits), and net proceeds from debt of $26.3 million.

        Net cash used in financing activities of $81.6 million for the nine months ended September 30, 2011 consisted primarily of purchases of treasury stock of $263.3 million, partially offset by net proceeds from debt of $128.8 million, proceeds from stock plans of $48.6 million, and the excess tax benefit from stock plans of $3.6 million.

Critical Accounting Policies and Estimates

        The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to the Company's critical accounting policies and estimates which the Company believes could have the most significant effect on the Company's reported results and require subjective or complex judgments by management is contained on pages 37-41 in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's Annual Report on Form 10-K for the year ended December 31, 2011. Management believes that at September 30, 2012, there had been no material changes to this information.

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

        In the normal course of business, Edwards Lifesciences provides credit to customers in the healthcare industry, performs credit evaluations of these customers and maintains allowances for potential credit losses which have historically been adequate compared to actual losses. The Company continues to do business with foreign governments in certain European countries that have experienced a deterioration in credit and economic conditions. These conditions have resulted in, and may continue to result in, a reduction in value and an increase in the average length of time that it takes to collect accounts receivable outstanding in these countries. In addition, the Company may also be impacted by declines in sovereign credit ratings or sovereign defaults in these countries.

  Investment Risk

        Edwards Lifesciences is exposed to investment risks related to changes in the fair values of its investments. The Company invests in equity instruments of public and private companies. These investments are classified in "Investments in Unconsolidated Affiliates" on the consolidated condensed balance sheets.

        As of September 30, 2012, Edwards Lifesciences had $23.4 million of investments in equity instruments of other companies and had recorded unrealized gains of $1.7 million on these investments in "Accumulated Other Comprehensive Loss," net of tax. Should these companies experience a decline in financial condition or fail to meet certain development milestones, the decline in the investments' value may be considered other-than-temporary and impairment charges may be necessary.

Item 4.    Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    The Company's management, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2012.

        Changes in Internal Control Over Financial Reporting.    There have been no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

        Remediation of Material Weakness.    As described in the Company's Annual Report on Form 10-K, filed on February 27, 2012, for the year ended December 31, 2011, the Company did not maintain effective controls over the completeness and timeliness of information impacting classification and disclosures related to financial reporting.

        Beginning in February 2012, with the oversight of the Audit and Public Policy Committee, the Company's management began to design and implement certain remediation measures to address the material weakness discussed above and to improve its internal control over financial reporting.

        The Company enhanced its existing controls and added new controls beginning in the quarter ended March 31, 2012 to improve the communication to appropriate financial reporting personnel from other departments of changes to information impacting classification and disclosures in the financial statements. Specifically, these changes included implementation of quarterly meetings and modifications to existing monthly meetings involving other departments and regions as well as financial reporting personnel to appropriately address matters impacting the classification and disclosures in the Company's financial statements; and enhancing certain tools to be used to facilitate effective communication between other departments, regions and financial reporting personnel. In addition, during the quarter ended June 30, 2012, financial reporting personnel travelled to the Company's regional offices to present financial trainings and to help the Company better execute on its communication and coordination efforts in the regions.

        The Company tested the newly implemented controls and the enhanced controls and found them to be effective and in operation for a sufficient period of time to effectively measure their operating effectiveness. Therefore, the Company has concluded that the material weakness has been fully remediated as of September 30, 2012.

Part II. Other Information

Item 1.    Legal Proceedings

        For a description of our material pending legal proceedings, please see Note 11 to the "Consolidated Condensed Financial Statements" of this Quarterly Report on Form 10-Q, which is incorporated by reference.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(a)(c)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(b)(c)
July 1, 2012 through July 31, 2012	111	$103.34	—	$447.7
August 1, 2012 through August 31, 2012	132,383	98.80	132,383	434.6
September 1, 2012 through September 30, 2012	41,230	97.51	41,177	434.6

Total	173,724	98.50	173,560

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

(c)
In August 2012, the Company's May ASR agreement was concluded, and the Company received an additional 41 thousand shares. Shares purchased pursuant to the Company's ASR agreements are presented in the above table in the periods in which they were received.

Item 6.    Exhibits

        Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto and include the following:

10.1	*	Edwards Lifesciences Corporation Amended and Restated Chief Executive Officer Change-In-Control Severance Agreement dated October 9, 2012.
10.2	*	Edwards Lifesciences Corporation Form of Change-In-Control Severance Agreement.
31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101		The following financial statements from Edwards Lifesciences' Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements

*
Represents management contract or compensatory plan.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDWARDS LIFESCIENCES CORPORATION (Registrant)
Date: November 7, 2012	By:	/s/ THOMAS M. ABATE Thomas M. Abate Corporate Vice President, Chief Financial Officer (Chief Accounting Officer)

EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

Exhibit No.		Description
10.1	*	Edwards Lifesciences Corporation Amended and Restated Chief Executive Officer Change-In-Control Severance Agreement dated October 9, 2012.
10.2	*	Edwards Lifesciences Corporation Form of Change-In-Control Severance Agreement.
31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101		The following financial statements from Edwards Lifesciences' Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements

*
Represents management contract or compensatory plan.