Form 10-Q
period 2013-03-31
Edwards Lifesciences Corp
filed 2013-05-06
CIK 1099800

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2013
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

        The number of shares outstanding of the registrant's common stock, $1.00 par value, as of April 30, 2013 was 112,961,747.

EDWARDS LIFESCIENCES CORPORATION

FORM 10-Q
For the quarterly period ended March 31, 2013

Part I. Financial Information

Item 1.    Financial Statements

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(in millions, except par value; unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$401.5	$310.9
Short-term investments	156.4	210.5
Accounts and other receivables, net of allowances of $5.5 and $5.6, respectively	329.7	347.5
Inventories (Note 3)	288.5	281.0
Deferred income taxes	34.9	43.4
Prepaid expenses	43.2	41.6
Other current assets	106.5	57.0

Total current assets	1,360.7	1,291.9
Long-term accounts receivable, net of allowances of $6.2 and $6.4, respectively	10.8	9.9
Property, plant and equipment, net	385.4	373.3
Goodwill	380.2	384.7
Other intangible assets, net (Note 4)	65.5	67.0
Investments in unconsolidated affiliates (Note 5)	22.5	21.1
Deferred income taxes	45.9	47.3
Other assets	25.6	26.3

	$2,296.6	$2,221.5

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$300.4	$347.4

Long-term debt	192.7	189.3

Other long-term liabilities	211.5	205.5

Commitments and contingencies (Note 10)
Stockholders' equity
Preferred stock, $.01 par value, authorized 50.0 shares, no shares outstanding	—	—
Common stock, $1.00 par value, 350.0 shares authorized, 124.7 and 124.2 shares issued, and 113.5 and 114.3 shares outstanding, respectively	124.7	124.2
Additional paid-in capital	587.2	489.0
Retained earnings	1,798.8	1,653.9
Accumulated other comprehensive loss	(52.0)	(37.9)
Treasury stock, at cost, 11.2 and 9.9 shares, respectively	(866.7)	(749.9)

Total stockholders' equity	1,592.0	1,479.3

	$2,296.6	$2,221.5

The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in millions, except per share information; unaudited)

	Three Months Ended March 31,
	2013	2012
Net sales	$496.7	$459.2
Cost of goods sold	122.2	127.3

Gross profit	374.5	331.9
Selling, general and administrative expenses	185.2	177.2
Research and development expenses	79.8	68.6
Special gain (Note 2)	(83.6)	—
Interest income, net	(0.2)	—
Other expense, net	1.2	0.5

Income before provision for income taxes	192.1	85.6
Provision for income taxes	47.2	20.5

Net income	$144.9	$65.1

Share information (Note 12)
Earnings per share:
Basic	$1.27	$0.57
Diluted	$1.24	$0.55
Weighted-average number of common shares outstanding:
Basic	113.9	114.0
Diluted	116.5	118.0

The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(in millions; unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$144.9	$65.1

Other comprehensive (loss) income, net of tax (Note 11):
Foreign currency translation adjustments	(24.2)	7.2
Unrealized gain on cash flow hedges	10.1	4.7
Unrealized gain on available-for-sale investments	—	0.7
Reclassification of net realized loss to earnings	—	0.3

Other comprehensive (loss) income	(14.1)	12.9

Comprehensive income	$130.8	$78.0

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in millions; unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net income	$144.9	$65.1
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	15.3	13.8
Stock-based compensation (Note 9)	11.2	9.2
Excess tax benefit from stock plans	(61.6)	(38.2)
Deferred income taxes	0.2	1.7
Other	0.1	(0.9)
Changes in operating assets and liabilities:
Accounts and other receivables, net	5.4	(24.9)
Inventories	(18.7)	(7.9)
Accounts payable and accrued liabilities	(35.9)	(52.3)
Prepaid expenses and other current assets	28.2	2.5
Other	(1.8)	1.2

Net cash provided by (used in) operating activities	87.3	(30.7)

Cash flows from investing activities
Capital expenditures	(23.0)	(18.0)
Purchases of short-term investments	(92.7)	(106.1)
Proceeds from short-term investments	145.2	190.3
(Investments in) proceeds from unconsolidated affiliates, net	(1.5)	2.2
Other	(0.5)	—

Net cash provided by investing activities	27.5	68.4

Cash flows from financing activities
Proceeds from issuance of debt	163.8	151.6
Payments on debt	(158.3)	(120.5)
Purchases of treasury stock	(107.7)	(89.5)
Excess tax benefit from stock plans	61.6	38.2
Proceeds from stock plans	13.8	24.9
Equity forward contract related to accelerated share repurchase agreement	—	(10.8)
Other	1.9	3.0

Net cash used in financing activities	(24.9)	(3.1)

Effect of currency exchange rate changes on cash and cash equivalents	0.7	7.5

Net increase in cash and cash equivalents	90.6	42.1
Cash and cash equivalents at beginning of period	310.9	171.2

Cash and cash equivalents at end of period	$401.5	$213.3

The accompanying notes are an integral part of these
consolidated condensed financial statements.

1.     BASIS OF PRESENTATION

        The accompanying interim consolidated condensed financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the consolidated financial statements and notes included in Edwards Lifesciences Corporation's Annual Report on Form 10-K for the year ended December 31, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted.

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

Recently Adopted Accounting Standards

        In December 2011, the Financial Accounting Standards Board ("FASB") issued an amendment to the accounting guidance on disclosures about offsetting assets and liabilities. The guidance requires an entity to disclose both gross and net information about financial instruments and derivative instruments that are eligible for offset in the consolidated balance sheet or subject to an enforceable master netting arrangement or similar agreement. In January 2013, the FASB clarified that this guidance applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the accounting guidance or subject to a master netting arrangement or similar agreement. The guidance was effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company has provided the information required by this guidance in Note 7.

        In July 2012, the FASB issued an amendment to the accounting guidance on intangible assets to permit an entity to first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived asset is impaired as a basis for determining whether it is necessary to calculate the fair value of the indefinite-lived asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. The guidance was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company will consider the use of the qualitative factors when it performs its next impairment test or upon a triggering event.

        In February 2013, the FASB issued an amendment to the accounting guidance on reporting amounts reclassified out of accumulated other comprehensive income. The guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassed is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. The guidance was effective prospectively for reporting periods beginning after December 15, 2012, and interim periods within those annual periods. The Company has provided the information required by this guidance in Note 11.

2.     SPECIAL GAIN

  Litigation Award

        In February 2013, the Company received $83.6 million from Medtronic, Inc. in satisfaction of the April 2010 jury award of damages for infringement of the U.S. Andersen transcatheter heart valve patent, including accrued interest. See Note 10 for additional information.

3.     INVENTORIES

        Inventories consisted of the following (in millions):

	March 31, 2013	December 31, 2012
Raw materials	$52.6	$49.5
Work in process	59.3	58.8
Finished products	176.6	172.7

	$288.5	$281.0

4.     OTHER INTANGIBLE ASSETS

        Other intangible assets consisted of the following (in millions):

	March 31, 2013			December 31, 2012
	Cost	Accumulated Amortization	Net Carrying Value	Cost	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets
Patents	$213.7	$(170.1)	$43.6	$211.2	$(167.3)	$43.9
Developed technology	41.0	(33.3)	7.7	41.3	(33.0)	8.3
Other	10.5	(7.0)	3.5	10.6	(6.8)	3.8

	265.2	(210.4)	54.8	263.1	(207.1)	56.0

Unamortizable intangible assets
In-process research and development	10.7	—	10.7	11.0	—	11.0

	$275.9	$(210.4)	$65.5	$274.1	$(207.1)	$67.0

        The net carrying value of patents includes $20.7 million of capitalized legal costs related to the defense and enforcement of issued patents and trademarks for which success is deemed probable as of March 31, 2013.

        Amortization expense related to other intangible assets was $3.7 million and $3.3 million for the three months ended March 31, 2013 and 2012, respectively. Estimated amortization expense for each of the years ending December 31 is as follows (in millions):

2013	$15.2
2014	13.8
2015	12.6
2016	12.2
2017	2.9

        The Company expenses costs incurred to renew or extend the term of acquired intangible assets.

5.     INVESTMENTS IN UNCONSOLIDATED AFFILIATES

        The Company has a number of equity investments in privately and publicly held companies. Investments in these unconsolidated affiliates are as follows:

	March 31, 2013	December 31, 2012
	(in millions)
Available-for-sale investments
Cost	$0.4	$0.4
Unrealized gains	1.7	1.6

Fair value of available-for-sale investments	2.1	2.0

Equity method investments
Cost	13.5	13.3
Equity in losses	(2.0)	(1.8)

Carrying value of equity method investments	11.5	11.5

Cost method investments
Carrying value of cost method investments	8.9	7.6

Total investments in unconsolidated affiliates	$22.5	$21.1

        There were no sales of available-for-sale investments during the three months ended March 31, 2013. For the three months ended March 31, 2012, proceeds from sales of available-for-sale investments were $2.1 million, and the Company realized pre-tax gains from these sales of $0.4 million.

6.     FAIR VALUE MEASUREMENTS

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

  Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following table summarizes the Company's financial instruments which are measured at fair value on a recurring basis (in millions):

March 31, 2013	Level 1	Level 2	Level 3	Total
Assets
Investments held for executive deferred compensation plan	$13.3	$—	$—	$13.3
Investments in unconsolidated affiliates	2.1	—	—	2.1
Derivatives	—	25.6	—	25.6

	$15.4	$25.6	$—	$41.0

Liabilities
Derivatives	$—	$4.2	$—	$4.2
Executive deferred compensation plan	13.6	—	—	13.6

	$13.6	$4.2	$—	$17.8

December 31, 2012
Assets
Investments held for executive deferred compensation plan	$12.7	$—	$—	$12.7
Investments in unconsolidated affiliates	2.0	—	—	2.0
Derivatives	—	5.7	—	5.7

	$14.7	$5.7	$—	$20.4

Liabilities
Executive deferred compensation plan	$12.4	$—	$—	$12.4

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

7.     DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

        The Company uses derivative financial instruments to manage its currency exchange rate risk as summarized below. Notional amounts are stated in United States dollar equivalents at spot exchange rates at the respective dates. As of March 31, 2013 and December 31, 2012, the Company held foreign currency forward exchange contracts with notional amounts of $755.6 million and $779.0 million, respectively.

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

        All derivative financial instruments are recognized at fair value in the consolidated condensed balance sheets. The Company reports in "Accumulated Other Comprehensive Loss" the effective portion of the gain or loss on derivative financial instruments that are designated, and that qualify, as cash flow hedges. The Company reclassifies these gains and losses into earnings in the same period in which the underlying hedged transactions affect earnings. Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current period earnings. For the three months ended March 31, 2013 and 2012, the Company did not record any gains or losses due to hedge ineffectiveness. The gains and losses on derivative financial instruments for which the Company does not elect hedge accounting treatment are recognized in the consolidated condensed statements of operations in each period based upon the change in the fair value of the derivative financial instrument. Cash flows from derivative financial instruments are reported as operating activities in the consolidated condensed statements of cash flows.

        Derivative financial instruments involve credit risk in the event the counterparty should default. It is the Company's policy to execute such instruments with global financial institutions that the Company believes to be creditworthy. The Company diversifies its derivative financial instruments among counterparties to minimize exposure to any one of these entities. The Company also uses International Swap Dealers Association master-netting agreements with certain counterparties. The master-netting agreements provide for the net settlement of all contracts through a single payment in a single currency in the event of default, as defined by the agreements.

        The following table presents the location and fair value amounts of derivative instruments reported in the consolidated condensed balance sheets (in millions):

		Fair Value
Derivatives designated as hedging instruments	Balance Sheet Location	March 31, 2013	December 31, 2012
Assets
Foreign currency contracts	Other current assets	$25.6	$5.7
Liabilities
Foreign currency contracts	Accrued liabilities	$4.2	$—

        The following table presents the effect of master-netting agreements and rights of offset on the consolidated condensed balance sheets (in millions):

				Gross Amounts Not Offset in the Consolidated Balance Sheet
		Gross Amounts Offset in Consolidated Balance Sheet
			Net Amounts Presented in the Consolidated Balance Sheet
March 31, 2013	Gross Amounts(a)			Financial Instruments	Cash Collateral Received	Net Amount
Derivative Assets
Foreign currency contracts	$17.5	$—	$17.5	$(2.5)	$—	$15.0
Derivative Liabilities
Foreign currency contracts	$2.5	$—	$2.5	$(2.5)	$—	$—
December 31, 2012
Derivative Assets
Foreign currency contracts	$10.9	$(5.2)	$5.7	$—	$—	$5.7
Derivative Liabilities
Foreign currency contracts	$5.2	$(5.2)	$—	$—	$—	$—

(a)
The gross amounts presented do not include derivative assets of $8.1 million and $3.8 million, and derivative liabilities of $1.7 million and $3.8 million as of March 31, 2013 and December 31, 2012, respectively, as these derivatives were not subject to a master netting arrangement and did not have rights of offset.

        The following tables present the effect of derivative instruments on the consolidated condensed statements of operations and consolidated condensed statements of comprehensive income (in millions):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended March 31,			Three Months Ended March 31,
			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income
Derivatives in cash flow hedging relationships	2013	2012		2013	2012
Foreign currency contracts	$21.7	$3.6	Cost of goods sold	$5.2	$(3.7)

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended March 31,
	Location of Gain or (Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments		2013	2012
Foreign currency contracts	Other expense, net	$9.3	$4.7

        The Company expects that during the next twelve months it will reclassify to earnings a $6.0 million gain currently recorded in "Accumulated Other Comprehensive Loss."

8.     DEFINED BENEFIT PLANS

        The components of net periodic benefit cost for the three months ended March 31, 2013 and 2012 were as follows (in millions):

	Three Months Ended March 31,
	2013	2012
Service cost	$2.0	$1.8
Interest cost	0.5	0.6
Expected return on plan assets	(0.3)	(0.4)
Amortization of actuarial loss, prior service credit and other	0.2	0.2

Net periodic benefit cost	$2.4	$2.2

9.     STOCK-BASED COMPENSATION

        Stock-based compensation expense related to awards issued under the Company's incentive compensation plans for the three months ended March 31, 2013 and 2012 was as follows (in millions):

	Three Months Ended March 31,
	2013	2012
Cost of goods sold	$1.4	$1.1
Selling, general and administrative expenses	8.2	6.8
Research and development expenses	1.6	1.3

Total stock-based compensation expense	$11.2	$9.2

        At March 31, 2013, the total remaining compensation cost related to nonvested stock options, restricted stock units ("RSUs"), market-based restricted stock units ("MRSUs") and employee stock purchase plan ("ESPP") subscription awards amounted to $63.7 million, which will be amortized on a straight-line basis over the weighted-average remaining requisite service period of 29 months.

  Fair Value Disclosures

        The Black-Scholes option pricing model was used with the following weighted-average assumptions for options granted during the following periods:

  Option Awards

	Three Months Ended March 31,
	2013	2012
Risk-free interest rate	0.8%	0.7%
Expected dividend yield	None	None
Expected volatility	31.2%	27.2%
Expected term (years)	4.9	4.7
Fair value, per share	$23.30	$18.70

        The Black-Scholes option pricing model was used with the following weighted-average assumptions for ESPP subscriptions granted during the following periods:

  ESPP

	Three Months Ended March 31,
	2013	2012
Risk-free interest rate	0.1%	0.1%
Expected dividend yield	None	None
Expected volatility	36.0%	29.7%
Expected term (years)	0.6	0.6
Fair value, per share	$23.40	$16.99

10.   COMMITMENTS AND CONTINGENCIES

        In February 2008, Edwards Lifesciences filed a lawsuit against CoreValve, Inc. in the U.S. District Court for the District of Delaware alleging that its ReValving System infringes three of Edwards' U.S. Andersen patents, later narrowed to one patent ("the '552 patent"). Medtronic, Inc. ("Medtronic") acquired CoreValve, Inc. ("Medtronic CoreValve") in April 2009. In April 2010, a federal jury found the '552 patent to be valid and found that Medtronic CoreValve willfully infringes it. The jury also awarded Edwards $73.9 million in damages. In February 2011, the District Court reaffirmed the jury decision and ruled that Edwards is entitled to recover additional damages due to Medtronic CoreValve's continued infringing sales from the trial through the life of the patent, plus interest. In the same ruling, the court denied Edwards' motions for a permanent injunction, as well as its motion for increased damages relating to Medtronic CoreValve's willful infringement. In November 2012, the U.S. Court of Appeals for the Federal Circuit affirmed the April 2010 federal jury decision that Medtronic CoreValve is willfully infringing the '552 patent and ordered the trial court to reconsider Edwards' request for a permanent injunction that would prohibit the manufacture or sale of the CoreValve System in the United States. The Court of Appeals also affirmed the validity of the '552 patent and the federal jury's verdict awarding an initial payment of $73.9 million in damages to Edwards, which covers infringement through early 2010. In February 2013, the Court of Appeals issued a mandate affirming the judgment of the District Court and directing it to reconsider its prior denial of Edwards' request for a permanent injunction and to assess additional damages for the period after the date of the jury award. In February 2013, Edwards received a payment of $83.6 million from Medtronic in satisfaction of the April 2010 jury award of damages for infringement, including accrued interest. Proceedings continue before the District Court regarding the permanent injunction and the additional damages.

        A second lawsuit is pending in the same District Court against Medtronic CoreValve and Medtronic alleging infringement of three of Edwards' U.S. Andersen patents.

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

        In March 2012, Medtronic filed another lawsuit in the U.S. District Court for the Central District of California alleging that the methods of implanting the Edwards SAPIEN transcatheter heart valve in the United States infringe two Medtronic patents relating to methods of pacing the heart.

        In August 2012, Edwards filed a lawsuit against Medtronic in the German District Court of Mannheim alleging that Medtronic's CoreValve and Evolut valves infringe two of Edwards' transcatheter valve patents. These patents were issued by the European Patent Office and were validated as national patents in various European countries, including Germany. In April 2013, Edwards added a third transcatheter valve patent to the lawsuit. An infringement hearing was held in April 2013 for one of the original patents, and the hearing for the second patent is scheduled in May 2013. A hearing date for the third patent has not yet been scheduled. Related oppositions on the validity of these patents are ongoing at the European Patent Office.

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

11.   ACCUMULATED OTHER COMPREHENSIVE LOSS

        Presented below is a summary of activity for each component of "Accumulated Other Comprehensive Loss" for the three months ended March 31, 2013.

	Foreign Currency Translation Adjustments	Unrealized Gain on Cash Flow Hedges	Unrealized Gain on Available-for- Sale Investments	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
	(in millions)
December 31, 2012	$(25.8)	$7.0	$1.4	$(20.5)	$(37.9)
Other comprehensive (loss) income before reclassifications	(24.2)	21.7	0.1	—	(2.4)
Amounts reclassified from accumulated other comprehensive loss	—	(5.2)	—	—	(5.2)
Deferred income tax expense	—	(6.4)	(0.1)	—	(6.5)

March 31, 2013	$(50.0)	$17.1	$1.4	$(20.5)	$(52.0)

        The following table provides information about amounts reclassified from "Accumulated Other Comprehensive Loss" (in millions):

Amount Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Loss Components	Three Months Ended March 31, 2013	Affected Line on Consolidated Condensed Statements of Operations
Gain on cash flow hedges	$5.2	Cost of goods sold
	(1.9)	Tax expense

	$3.3	Net of tax

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

        The table below presents the computation of basic and diluted earnings per share (in millions, except for per share information):

	Three Months Ended March 31,
	2013	2012
Basic:
Net income	$144.9	$65.1

Weighted-average shares outstanding	113.9	114.0

Basic earnings per share	$1.27	$0.57

Diluted:
Net income	$144.9	$65.1

Weighted-average shares outstanding	113.9	114.0
Dilutive effect of stock plans	2.6	4.0

Dilutive weighted-average shares outstanding	116.5	118.0

Diluted earnings per share	$1.24	$0.55

        Stock options, RSUs, and MRSUs to purchase 2.2 million and 1.2 million shares for the three months ended March 31, 2013 and 2012, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

13.   INCOME TAXES

        The Company's effective income tax rates were 24.6% and 23.9% for the three months ended March 31, 2013 and 2012, respectively.

        The federal research credit expired on December 31, 2011 and was not reinstated until January 2, 2013. Therefore, the effective income tax rate for the three months ended March 31, 2012 was calculated without an assumed benefit for the federal research credit. The effective income tax rate for the three months ended March 31, 2013 included (1) an $8.4 million benefit for the full year 2012 federal research credit and (2) $31.3 million of tax expense associated with the $83.6 million litigation award received from Medtronic, Inc. in February 2013 (see Note 2). The effective income tax rate for the three months ended March 31, 2012 included a $2.3 million benefit from the remeasurement of uncertain tax positions.

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

        As of March 31, 2013 and December 31, 2012, the liability for income taxes associated with uncertain tax positions was $121.6 million and $113.6 million, respectively. The Company estimates that these liabilities would be reduced by $27.1 million and $26.1 million, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments. The net amounts of $94.5 million and $87.5 million, respectively, if not required, would favorably affect the Company's effective tax rate.

        At March 31, 2013, the Company had concluded all United States federal income tax matters for years through 2008. The Internal Revenue Service began its examination of the 2009 and 2010 tax years during the second quarter of 2011. All material state, local and foreign income tax matters have been concluded for years through 2006.

14.   SEGMENT INFORMATION

        Edwards Lifesciences conducts operations worldwide and is managed in the following geographical regions: United States, Europe, Japan and Rest of World. All regions sell products that are used to treat advanced cardiovascular disease.

        The Company's geographic segments are reported based on the financial information provided to the Chief Operating Decision Maker (the Chief Executive Officer). The Company evaluates the performance of its geographic segments based on net sales and income before provision for income taxes ("pre-tax income"). The accounting policies of the segments are substantially the same as those described in Note 2 of the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2012. Net sales and pre-tax income of reportable segments are based on internally derived standard foreign exchange rates, which may differ from year to year, and do not include inter segment profits. Because of the interdependence of the reportable segments, the operating profit as presented may not be representative of the geographical distribution that would occur if the segments were not interdependent. Net sales by geographic area are based on the location of the customer.

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

        The table below presents information about Edwards Lifesciences' reportable segments (in millions):

	Three Months Ended March 31,
	2013	2012
Segment Net Sales
United States	$227.9	$186.6
Europe	155.5	150.8
Japan	67.3	69.8
Rest of world	54.5	52.7

Total segment net sales	$505.2	$459.9

Segment Pre-tax Income
United States	$132.8	$101.7
Europe	72.5	67.7
Japan	33.5	35.8
Rest of world	12.5	13.2

Total segment pre-tax income	$251.3	$218.4

        The table below presents reconciliations of segment net sales to consolidated net sales and segment pre-tax income to consolidated pre-tax income (in millions):

	Three Months Ended March 31,
	2013	2012
Net Sales Reconciliation
Segment net sales	$505.2	$459.9
Foreign currency	(8.5)	(0.7)

Consolidated net sales	$496.7	$459.2

Pre-tax Income Reconciliation
Segment pre-tax income	$251.3	$218.4
Unallocated amounts:
Corporate items	(143.7)	(130.4)
Special gain	83.6	—
Interest income, net	0.2	—
Foreign currency	0.7	(2.4)

Consolidated pre-tax income	$192.1	$85.6

Enterprise-Wide Information

        Enterprise-wide information is based on actual foreign exchange rates used in the Company's consolidated financial statements.

	Three Months Ended March 31,
	2013	2012
	(in millions)
Net Sales by Geographic Area
United States	$227.9	$186.6
Europe	154.5	148.8
Japan	60.0	70.8
Rest of world	54.3	53.0

	$496.7	$459.2

Net Sales by Major Product and Service Area
Surgical Heart Valve Therapy	$198.1	$203.6
Transcatheter Heart Valves	169.7	121.5
Critical Care	128.9	134.1

	$496.7	$459.2

	March 31, 2013	December 31, 2012
	(in millions)
Long-Lived Tangible Assets by Geographic Area
United States	$272.4	$263.4
International	138.6	136.2

	$411.0	$399.6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company (as defined below in "Overview") intends the forward-looking statements contained in this report to be covered by the safe harbor provisions of such Acts. All statements other than statements of historical fact in this report or referred to or incorporated by reference into this report are "forward-looking statements" for purposes of these sections. These statements include, among other things, any predictions of earnings, revenues, expenses or other financial items, plans or expectations with respect to development activities, clinical trials or regulatory approvals, any statements of plans, strategies and objectives of management for future operations, any statements concerning the Company's future operations, financial conditions and prospects, and any statements of assumptions underlying any of the foregoing. These statements can sometimes be identified by the use of the forward-looking words such as "may," "believe," "will," "expect," "project," "estimate," "should," "anticipate," "plan," "goal," "continue," "seek," "pro forma," "forecast," "intend," "guidance," "optimistic," "aspire," "confident," other forms of these words or similar words or expressions or the negative thereof. Investors are cautioned not to unduly rely on such forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause the Company's results or future business, financial condition, results of operations or performance to differ materially from the Company's historical results or experiences or those expressed or implied in any forward-looking statements contained in this report. Investors should carefully review the information contained in, or incorporated by reference into, the Company's annual report on Form 10-K for the year ended December 31, 2012 and subsequent reports on Forms 10-Q and 8-K for a description of certain of these risks and uncertainties. These forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement. If the Company does update or correct one or more of these statements, investors and others should not conclude that the Company will make additional updates or corrections.

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

        The Company reports its products and technologies in three product groups: Surgical Heart Valve Therapy; Transcatheter Heart Valves; and Critical Care.

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

Results of Operations

  Net Sales Trends
  (dollars in millions)

	Three Months Ended March 31,
				Percent Change
	2013	2012	Change
United States	$227.9	$186.6	$41.3	22.1%
International	268.8	272.6	(3.8)	(1.4)%

Total net sales	$496.7	$459.2	$37.5	8.2%

        In the United States, the $41.3 million increase in net sales for the three months ended March 31, 2013 was due primarily to Transcatheter Heart Valves, which increased net sales by $42.0 million, driven primarily by sales of the Edwards SAPIEN transcatheter heart valve. In October 2012, the Company received approval from the United States Food and Drug Administration ("FDA") for the transapical and transfemoral delivery of the Edwards SAPIEN transcatheter heart valve for treatment of certain patients deemed at high risk for traditional open-heart surgery. In 2011, the Company received FDA approval for the treatment of certain inoperable patients using a transfemoral delivery approach only.

        International net sales decreased $3.8 million for the three months ended March 31, 2013, due primarily to:

  •
  foreign currency exchange rate fluctuations, which decreased net sales by $8.1 million, due primarily to the weakening of the Japanese yen against the United States dollar;

        partially offset by:

  •
  Transcatheter Heart Valves, which increased net sales by $5.8 million, driven primarily by sales of the Edwards SAPIEN XT transcatheter heart valve.

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

  Net Sales by Product Group
  (dollars in millions)

	Three Months Ended March 31,
				Percent Change
	2013	2012	Change
Surgical Heart Valve Therapy	$198.1	$203.6	$(5.5)	(2.7)%
Transcatheter Heart Valves	169.7	121.5	48.2	39.7%
Critical Care	128.9	134.1	(5.2)	(3.9)%

Total net sales	$496.7	$459.2	$37.5	8.2%

  Surgical Heart Valve Therapy

        Net sales of Surgical Heart Valve Therapy products decreased by $5.5 million for the three months ended March 31, 2013, due primarily to foreign currency exchange rate fluctuations, which decreased net sales by $3.8 million, due primarily to the weakening of the Japanese yen against the United States dollar.

        At the end of the first quarter of 2013, the Company received approval to sell its Carpentier-Edwards PERIMOUNT Magna Ease valve in China. In the United States, the Company received approval from the FDA to include EDWARDS INTUITY Elite, its next generation minimally invasive aortic valve surgery system, in its ongoing TRANSFORM Trial. The Company is continuing to enroll patients in its COMMENCE clinical trial, which is studying its GLX next-generation tissue treatment platform applied to the Magna Ease aortic surgical valve and the Magna Mitral Ease valve.

  Transcatheter Heart Valves

        Net sales of Transcatheter Heart Valves for the three months ended March 31, 2013 increased by $48.2 million, due primarily to:

  •
  the Edwards SAPIEN transcatheter heart valve, which increased net sales by $39.5 million, primarily due to sales in the United States. In October 2012, the Company received approval from the FDA for the transapical and transfemoral delivery of the Edwards SAPIEN transcatheter heart valve for treatment of certain patients deemed at high risk for traditional open-heart surgery. In 2011, the Company received FDA approval for the treatment of certain inoperable patients using a transfemoral delivery approach only; and

  •
  the Edwards SAPIEN XT transcatheter heart valve, which increased net sales by $8.6 million, primarily due to an increase in international sales.

        The Company is continuing to enroll patients in Cohort A, the surgical arm of The PARTNER II Trial, which is evaluating the Edwards SAPIEN XT transcatheter heart valve for the United States market. The Company continues to enroll patients in the CE Mark trial for its SAPIEN 3 valve.

  Critical Care

        Net sales of Critical Care products for the three months ended March 31, 2013 decreased by $5.2 million, due primarily to foreign currency exchange rate fluctuations, which decreased net sales by $4.9 million, due primarily to the weakening of the Japanese yen against the United States dollar.

  Gross Profit

	Three Months Ended March 31,
	2013	2012	Change
Gross profit as a percentage of net sales	75.4%	72.3%	3.1 pts.

        The 3.1 percentage point increase in gross profit as a percentage of net sales for the three months ended March 31, 2013 was driven primarily by:

  •
  a 1.5 percentage point increase in the United States due to a more profitable product mix, primarily higher sales of Transcatheter Heart Valves; and

  •
  a 1.5 percentage point increase due to the impact of foreign currency exchange rate fluctuations, including the settlement of foreign currency hedging contracts.

  Selling, General and Administrative ("SG&A") Expenses
  (dollars in millions)

	Three Months Ended March 31,
	2013	2012	Change
SG&A expenses	$185.2	$177.2	$8.0
SG&A expenses as a percentage of net sales	37.3%	38.6%	(1.3) pts.

        The increase in SG&A expenses for the three months ended March 31, 2013 was due primarily to (1) the 2.3% excise tax on United States sales of most medical devices which became effective in 2013 and (2) higher sales and marketing expenses in the United States, mainly to support the Transcatheter Heart Valve program. These increases were partially offset by the impact of foreign currency, which reduced expenses by $2.2 million due primarily to the weakening of the Japanese yen against the United States dollar. The decrease in SG&A expenses as a percentage of net sales for the three months ended March 31, 2013 was due primarily to decreased SG&A expenses in Europe as a percentage of net sales.

  Research and Development Expenses
  (dollars in millions)

	Three Months Ended March 31,
	2013	2012	Change
Research and development expenses	$79.8	$68.6	$11.2
Research and development expenses as a percentage of net sales	16.1%	14.9%	1.2 pts.

        The increase in research and development expenses for the three months ended March 31, 2013 was due primarily to additional investments in a number of active heart valve clinical studies.

  Special Gain

  Litigation Award

        In February 2013, the Company received $83.6 million from Medtronic, Inc. in satisfaction of the April 2010 jury award of damages for infringement of the U.S. Andersen transcatheter heart valve patent, including accrued interest. For further information, see Note 10 to the consolidated condensed financial statements.

  Interest Income, net
  (in millions)

	Three Months Ended March 31,
	2013	2012	Change
Interest expense	$1.4	$1.1	$0.3
Interest income	(1.6)	(1.1)	(0.5)

Interest income, net	$(0.2)	$—	$(0.2)

        The increase in interest expense for the three months ended March 31, 2013 resulted primarily from a higher average debt balance as compared to the prior year period. The increase in interest income resulted primarily from the release of a deposit upon the settlement of certain litigation.

  Other Expense, net
  (in millions)

	Three Months Ended March 31,
	2013	2012
Foreign exchange losses, net	$0.9	$0.6
Loss (gain) on investments in unconsolidated affiliates	0.2	(0.4)
Other	0.1	0.3

Other expense, net	$1.2	$0.5

        The foreign exchange losses relate to the foreign currency fluctuations in the Company's global trade and intercompany receivable and payable balances, offset by the gains and losses on derivative instruments intended as an economic hedge of those exposures. Foreign exchange fluctuations, related primarily to United States dollar payables in non-United States dollar functional currency locations and Euro denominated intercompany receivables, resulted in a net loss in 2013.

        The loss (gain) on investments in unconsolidated affiliates primarily represents the Company's net share of gains and losses in investments accounted for under the equity method, and realized gains and losses on the Company's available-for-sale and cost method investments.

  Provision for Income Taxes

        The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the United States, which have statutory tax rates lower than the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates. The Company's effective income tax rates were 24.6% and 23.9% for the three months ended March 31, 2013 and 2012, respectively.

        The federal research credit expired on December 31, 2011 and was not reinstated until January 2, 2013. Therefore, the effective income tax rate for the three months ended March 31, 2012 was calculated without an assumed benefit for the federal research credit. The effective income tax rate for the three months ended March 31, 2013 included (1) an $8.4 million benefit for the full year 2012 federal research credit and (2) $31.3 million of tax expense associated with the $83.6 million litigation award received from Medtronic, Inc. in February 2013 (see Note 2 to the consolidated condensed financial statements). The effective income tax rate for the three months ended March 31, 2012 included a $2.3 million benefit from the remeasurement of uncertain tax positions.

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

        As of March 31, 2013 and December 31, 2012, the liability for income taxes associated with uncertain tax positions was $121.6 million and $113.6 million, respectively. The Company estimates that these liabilities would be reduced by $27.1 million and $26.1 million, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments. The net amounts of $94.5 million and $87.5 million, respectively, if not required, would favorably affect the Company's effective tax rate.

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

        The Company believes that cash held in the United States, in addition to amounts available under credit facilities and cash from operations, are sufficient to fund its United States operating requirements. As of March 31, 2013, cash and cash equivalents and short-term investments held outside the United States were $489.9 million, and have historically been used to fund international operations and acquire businesses outside of the United States. The majority of cash and cash equivalents and short-term investments held outside the United States relate to undistributed earnings of certain of the Company's foreign subsidiaries which are considered to be indefinitely reinvested by the Company. Repatriations of cash and cash equivalents and short-term investments held outside the United States are subject to restrictions in certain jurisdictions and may be subject to withholding and other taxes. The potential tax liability related to any repatriation would be dependent on the facts and circumstances that would exist at the time such repatriation is made and the complexities of the tax laws of the United States and the respective foreign jurisdictions.

        The Company has a Four-Year Credit Agreement ("the Credit Facility") which matures on July 29, 2015. The Credit Facility provides up to an aggregate of $500.0 million in borrowings in multiple currencies. Borrowings generally bear interest at the London interbank offering rate ("LIBOR") plus 0.875%, subject to adjustment for leverage ratio changes as defined in the Credit Facility. The Company also pays a facility fee of 0.125% on the entire $500.0 million facility whether or not drawn. The facility fee is also subject to adjustment for leverage ratio changes. All amounts outstanding under the Credit Facility have been classified as long-term obligations as these borrowings are expected to be refinanced pursuant to the Credit Facility. As of March 31, 2013, borrowings of $192.7 million were outstanding under the Credit Facility. The Credit Facility is unsecured and contains various financial and other covenants, including a maximum leverage ratio and a minimum interest coverage ratio, as defined in the Credit Facility. The Company was in compliance with all covenants at March 31, 2013.

        In September 2011, the Board of Directors approved a stock repurchase program authorizing the Company to purchase on the open market and in privately negotiated transactions up to $500.0 million of the Company's common stock. Under this stock repurchase authorization, in November 2012, the Company entered into a Rule 10b5-1 plan to repurchase, during 2013, up to $245.0 million of the Company's common stock in accordance with certain pre-defined price parameters. As of March 31, 2013, $137.4 million remained available under the Rule 10b5-1 plan. During the three months ended March 31, 2013, the Company repurchased a total of 1.3 million shares at an aggregate cost of $107.6 million, and as of March 31, 2013, had remaining authority under the program to purchase $140.0 million of the Company's common stock. In addition to shares repurchased under the stock repurchase program, the Company also acquired shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

        At March 31, 2013, there had been no material changes in the Company's significant contractual obligations and commercial commitments as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2012.

        Net cash flows provided by operating activities of $87.3 million for the three months ended March 31, 2013 increased $118.0 million over the same period a year ago due primarily to (1) receipt of $83.6 million from Medtronic, Inc. in satisfaction of the April 2010 jury award of damages for infringement of the U.S. Andersen transcatheter heart valve patent and (2) increased collections of accounts receivable. These increases were partially offset by a $23.4 million impact from excess tax benefits from stock plans, primarily as a result of the realization of excess tax benefits that had been previously unrealized due to credit carryforwards and net operating losses in the United States in 2011.

        Net cash provided by investing activities of $27.5 million for the three months ended March 31, 2013 consisted primarily of net purchases of short-term investments of $52.5 million, partially offset by capital expenditures of $23.0 million.

        Net cash provided by investing activities of $68.4 million for the three months ended March 31, 2012 consisted primarily of net proceeds from short-term investments of $84.2 million, partially offset by capital expenditures of $18.0 million.

        Net cash used in financing activities of $24.9 million for the three months ended March 31, 2013 consisted primarily of purchases of treasury stock of $107.7 million, partially offset by the excess tax benefit from stock plans of $61.6 million (including the realization of previously unrealized excess tax benefits), and the proceeds from stock plans of $13.8 million.

        Net cash used in financing activities of $3.1 million for the three months ended March 31, 2012 consisted primarily of purchases of treasury stock of $100.3 million, partially offset by net proceeds from debt of $31.1 million, proceeds from stock plans of $24.9 million, and the excess tax benefit from stock plans of $38.2 million.

Critical Accounting Policies and Estimates

        The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to the Company's critical accounting policies and estimates which the Company believes could have the most significant effect on the Company's reported results and require subjective or complex judgments by management is contained on pages 36-39 in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's Annual Report on Form 10-K for the year ended December 31, 2012. Management believes that at March 31, 2013, there had been no material changes to this information.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

  Interest Rate Risk, Foreign Currency Risk, Credit Risk and Concentrations of Risk

        For a complete discussion of the Company's exposure to interest rate risk, foreign currency risk, credit risk and concentrations of risk, refer to Item 7A "Quantitative and Qualitative Disclosures About Market Risk" on pages 39-40 of the Company's Annual Report on Form 10-K for the year ended December 31, 2012. There have been no significant changes from the information discussed therein.

  Investment Risk

        Edwards Lifesciences is exposed to investment risks related to changes in the fair values of its investments. The Company invests in equity instruments of public and private companies. These investments are classified in "Investments in Unconsolidated Affiliates" on the consolidated condensed balance sheets.

        As of March 31, 2013, Edwards Lifesciences had $22.5 million of investments in equity instruments of other companies and had recorded unrealized gains of $1.4 million on these investments in "Accumulated Other Comprehensive Loss," net of tax. Should these companies experience a decline in financial condition or fail to meet certain development milestones, the decline in the investments' value may be considered other-than-temporary and impairment charges may be necessary.

Item 4.    Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    The Company's management, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2013. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded as of March 31, 2013 that the Company's disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no changes in the Company's internal controls over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information

Item 1.    Legal Proceedings

        For a description of our material pending legal proceedings, please see Note 10 to the "Consolidated Condensed Financial Statements" of this Quarterly Report on Form 10-Q, which is incorporated by reference.

Item 1A.    Risk Factors

        There have been no material changes to the risk factors under Part I, Item 1A "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(a)(c)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(b)(c)
January 1, 2013 through January 31, 2013	278,134	$91.96	278,134	$222.0
February 1, 2013 through February 28, 2013	500,469	87.63	499,115	184.0
March 1, 2013 through March 31, 2013	517,096	84.94	517,096	140.0

Total	1,295,699	87.48	1,294,345

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

(c)
In February 2013, the Company's November accelerated share repurchase ("ASR") agreement was concluded, and the Company received an additional 0.1 million shares. Shares purchased pursuant to the Company's ASR agreements are presented in the above table in the periods in which they were received.

Item 6.    Exhibits

        Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto and include the following:

*10.1	Edwards Lifesciences Corporation Severance Pay Plan, restated effective January 1, 2013
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from Edwards Lifesciences' Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements

*
Represents management contract or compensatory plan

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDWARDS LIFESCIENCES CORPORATION (Registrant)
Date: May 6, 2013	By:	/s/ THOMAS M. ABATE Thomas M. Abate Corporate Vice President, Chief Financial Officer (Chief Accounting Officer)

EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

Exhibit No.	Description
*10.1	Edwards Lifesciences Corporation Severance Pay Plan, restated effective January 1, 2013
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from Edwards Lifesciences' Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements

*
Represents management contract or compensatory plan