Form 10-Q
period 2013-06-30
Edwards Lifesciences Corp
filed 2013-08-06
CIK 1099800

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2013
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

        The number of shares outstanding of the registrant's common stock, $1.00 par value, as of July 31, 2013 was 112,272,622.

EDWARDS LIFESCIENCES CORPORATION

FORM 10-Q
For the quarterly period ended June 30, 2013

Part I. Financial Information

Item 1.    Financial Statements

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(in millions, except par value; unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$372.7	$310.9
Short-term investments	202.3	210.5
Accounts and other receivables, net of allowances of $5.5 and $5.6, respectively	341.8	347.5
Inventories (Note 3)	299.5	281.0
Deferred income taxes	33.9	43.4
Prepaid expenses	42.7	41.6
Other current assets	97.7	57.0

Total current assets	1,390.6	1,291.9
Long-term accounts receivable, net of allowances of $6.3 and $6.4, respectively	13.0	9.9
Property, plant and equipment, net	399.2	373.3
Goodwill	381.5	384.7
Other intangible assets, net (Note 4)	64.6	67.0
Investments in unconsolidated affiliates (Note 5)	21.9	21.1
Deferred income taxes	43.5	47.3
Other assets	25.4	26.3

	$2,339.7	$2,221.5

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$314.2	$347.4

Long-term debt	227.3	189.3

Other long-term liabilities	218.4	205.5

Commitments and contingencies (Note 11)
Stockholders' equity
Preferred stock, $.01 par value, authorized 50.0 shares, no shares outstanding	—	—
Common stock, $1.00 par value, 350.0 shares authorized, 125.4 and 124.2 shares issued, and 112.2 and 114.3 shares outstanding, respectively	125.4	124.2
Additional paid-in capital	615.1	489.0
Retained earnings	1,892.9	1,653.9
Accumulated other comprehensive loss	(48.0)	(37.9)
Treasury stock, at cost, 13.2 and 9.9 shares, respectively	(1,005.6)	(749.9)

Total stockholders' equity	1,579.8	1,479.3

	$2,339.7	$2,221.5

The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in millions, except per share information; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	$517.2	$482.0	$1,013.9	$941.2
Cost of goods sold	125.0	129.8	247.2	257.1

Gross profit	392.2	352.2	766.7	684.1
Selling, general and administrative expenses	189.4	182.4	374.6	359.6
Research and development expenses	80.5	74.0	160.3	142.6
Special charges (gains) (Note 2)	—	7.0	(83.6)	7.0
Interest expense (income), net	0.4	(0.1)	0.2	(0.1)
Other expense (income), net	0.1	(1.0)	1.3	(0.5)

Income before provision for income taxes	121.8	89.9	313.9	175.5
Provision for income taxes	27.7	22.1	74.9	42.6

Net income	$94.1	$67.8	$239.0	$132.9

Share information (Note 13)
Earnings per share:
Basic	$0.84	$0.59	$2.11	$1.16
Diluted	$0.82	$0.57	$2.07	$1.12
Weighted-average number of common shares outstanding:
Basic	112.6	114.9	113.3	114.5
Diluted	114.7	118.4	115.6	118.2

The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(in millions; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$94.1	$67.8	$239.0	$132.9

Other comprehensive income (loss), net of tax (Note 12)
Foreign currency translation adjustments	4.6	(31.3)	(19.6)	(24.1)
Unrealized (loss) gain on cash flow hedges	(0.2)	5.5	9.9	10.2
Unrealized (loss) gain on available-for-sale investments	(0.4)	(0.6)	(0.4)	0.1
Reclassification of net realized investment loss to earnings	—	—	—	0.3

Other comprehensive income (loss)	4.0	(26.4)	(10.1)	(13.5)

Comprehensive income	$98.1	$41.4	$228.9	$119.4

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in millions; unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net income	$239.0	$132.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31.4	27.8
Stock-based compensation (Note 10)	24.0	20.4
Excess tax benefit from stock plans	(58.9)	(43.0)
Deferred income taxes	0.7	1.3
Special charges (Note 2)	—	7.0
Other	0.7	(1.1)
Changes in operating assets and liabilities:
Accounts and other receivables, net	(8.7)	(22.2)
Inventories	(31.7)	(11.4)
Accounts payable and accrued liabilities	(3.0)	(15.5)
Prepaid expenses and other current assets	26.2	12.8
Other	(5.4)	7.1

Net cash provided by operating activities	214.3	116.1

Cash flows from investing activities
Capital expenditures	(51.4)	(39.2)
Purchases of short-term investments	(222.0)	(246.6)
Proceeds from short-term investments	230.9	315.8
Investments in intangible assets	(0.5)	(7.0)
(Investments in) proceeds from unconsolidated affiliates, net	(1.6)	1.8
Other	0.2	0.9

Net cash (used in) provided by investing activities	(44.4)	25.7

Cash flows from financing activities
Proceeds from issuance of debt	332.2	205.1
Payments on debt	(292.0)	(169.0)
Purchases of treasury stock	(246.6)	(143.2)
Excess tax benefit from stock plans	58.9	43.0
Proceeds from stock plans	27.4	64.4
Equity forward contract related to accelerated share repurchase agreement	—	(10.0)
Other	5.9	1.5

Net cash used in financing activities	(114.2)	(8.2)

Effect of currency exchange rate changes on cash and cash equivalents	6.1	(0.5)

Net increase in cash and cash equivalents	61.8	133.1
Cash and cash equivalents at beginning of period	310.9	171.2

Cash and cash equivalents at end of period	$372.7	$304.3

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

Recently Adopted Accounting Standards

        In December 2011, the Financial Accounting Standards Board ("FASB") issued an amendment to the accounting guidance on disclosures about offsetting assets and liabilities. The guidance requires an entity to disclose both gross and net information about financial instruments and derivative instruments that are eligible for offset in the consolidated balance sheet or subject to an enforceable master netting arrangement or similar agreement. In January 2013, the FASB clarified that this guidance applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the accounting guidance or subject to a master netting arrangement or similar agreement. The guidance was effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company has provided the information required by this guidance in Note 8.

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

        In February 2013, the FASB issued an amendment to the accounting guidance on reporting amounts reclassified out of accumulated other comprehensive income. The guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassed is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. The guidance was effective prospectively for reporting periods beginning after December 15, 2012, and interim periods within those annual periods. The Company has provided the information required by this guidance in Note 12.

New Accounting Standards Not Yet Adopted

        In June 2013, the FASB issued an amendment to the accounting guidance on income taxes impacting the presentation of unrecognized tax benefits. The guidance requires an entity to net its unrecognized tax benefits against the deferred tax assets for all same jurisdiction net operating loss or similar tax loss carryforwards, or tax credit carryforwards. The guidance is effective for annual reporting periods beginning after December 15, 2013 and interim periods therein. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial statements.

2.     SPECIAL CHARGES (GAINS)

  Litigation Award

        In February 2013, the Company received $83.6 million from Medtronic, Inc. in satisfaction of the April 2010 jury award of damages for infringement of the U.S. Andersen transcatheter heart valve patent, including accrued interest. See Note 11 for additional information.

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

3.     INVENTORIES

        Inventories consisted of the following (in millions):

	June 30, 2013	December 31, 2012
Raw materials	$57.8	$49.5
Work in process	62.3	58.8
Finished products	179.4	172.7

	$299.5	$281.0

4.     OTHER INTANGIBLE ASSETS

        Other intangible assets consisted of the following (in millions):

	June 30, 2013			December 31, 2012
	Cost	Accumulated Amortization	Net Carrying Value	Cost	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets
Patents	$216.5	$(173.3)	$43.2	$211.2	$(167.3)	$43.9
Developed technology	41.2	(33.9)	7.3	41.3	(33.0)	8.3
Other	10.5	(7.3)	3.2	10.6	(6.8)	3.8

	268.2	(214.5)	53.7	263.1	(207.1)	56.0

Unamortizable intangible assets
In-process research and development	10.9	—	10.9	11.0	—	11.0

	$279.1	$(214.5)	$64.6	$274.1	$(207.1)	$67.0

        The net carrying value of patents includes $22.0 million of capitalized legal costs related to the defense and enforcement of issued patents and trademarks for which success is deemed probable as of June 30, 2013.

        Amortization expense related to other intangible assets was $3.9 million and $3.3 million for the three months ended June 30, 2013 and 2012, respectively, and $7.6 million and $6.6 million for the six months ended June 30, 2013 and 2012, respectively. Estimated amortization expense for each of the years ending December 31 is as follows (in millions):

2013	$15.5
2014	14.4
2015	13.2
2016	12.9
2017	3.0

        The Company expenses costs incurred to renew or extend the term of acquired intangible assets.

5.     INVESTMENTS IN UNCONSOLIDATED AFFILIATES

        The Company has a number of equity investments in privately and publicly held companies. Investments in these unconsolidated affiliates are as follows:

	June 30, 2013	December 31, 2012
	(in millions)
Available-for-sale investments
Cost	$0.4	$0.4
Unrealized gains	1.1	1.6

Fair value of available-for-sale investments	1.5	2.0

Equity method investments
Cost	13.7	13.3
Equity in losses	(2.2)	(1.8)

Carrying value of equity method investments	11.5	11.5

Cost method investments
Carrying value of cost method investments	8.9	7.6

Total investments in unconsolidated affiliates	$21.9	$21.1

        There were no sales of available-for-sale investments during the six months ended June 30, 2013. For the six months ended June 30, 2012, proceeds from sales of available-for-sale investments were $2.1 million, and the Company realized pre-tax gains from these sales of $0.4 million.

6.     DEBT

        On June 13, 2013, the Company amended its Four-Year Credit Agreement ("Credit Facility") to increase the aggregate borrowings provided under the Credit Facility to $750.0 million. Additional issuance costs of $0.4 million that were incurred due to the amendment are being amortized to interest expense over the remaining term of the Credit Facility, which matures on July 29, 2015. As of June 30, 2013, borrowings of $227.3 million were outstanding under the Credit Facility and have been classified as long-term obligations as these borrowings are expected to be refinanced pursuant to the Credit Facility.

7.     FAIR VALUE MEASUREMENTS

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

  Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following table summarizes the Company's financial instruments which are measured at fair value on a recurring basis (in millions):

June 30, 2013	Level 1	Level 2	Level 3	Total
Assets
Investments held for executive deferred compensation plan	$13.3	$—	$—	$13.3
Investments in unconsolidated affiliates	1.5	—	—	1.5
Derivatives	—	25.4	—	25.4

	$14.8	$25.4	$—	$40.2

Liabilities
Derivatives	$—	$5.5	$—	$5.5
Executive deferred compensation plan	13.6	—	—	13.6

	$13.6	$5.5	$—	$19.1

December 31, 2012
Assets
Investments held for executive deferred compensation plan	$12.7	$—	$—	$12.7
Investments in unconsolidated affiliates	2.0	—	—	2.0
Derivatives	—	5.7	—	5.7

	$14.7	$5.7	$—	$20.4

Liabilities
Executive deferred compensation plan	$12.4	$—	$—	$12.4

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

8.     DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

        The Company uses derivative financial instruments to manage its currency exchange rate risk as summarized below. Notional amounts are stated in United States dollar equivalents at spot exchange rates at the respective dates. As of June 30, 2013 and December 31, 2012, the Company held foreign currency forward exchange contracts with notional amounts of $752.4 million and $779.0 million, respectively.

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

        All derivative financial instruments are recognized at fair value in the consolidated condensed balance sheets. The Company reports in "Accumulated Other Comprehensive Loss" the effective portion of the gain or loss on derivative financial instruments that are designated, and that qualify, as cash flow hedges. The Company reclassifies these gains and losses into earnings in the same period in which the underlying hedged transactions affect earnings. Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current period earnings. For the six months ended June 30, 2013 and 2012, the Company did not record any gains or losses due to hedge ineffectiveness. The gains and losses on derivative financial instruments for which the Company does not elect hedge accounting treatment are recognized in the consolidated condensed statements of operations in each period based upon the change in the fair value of the derivative financial instrument. Cash flows from derivative financial instruments are reported as operating activities in the consolidated condensed statements of cash flows.

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

        The following table presents the location and fair value amounts of derivative instruments reported in the consolidated condensed balance sheets (in millions):

		Fair Value
Derivatives designated as hedging instruments	Balance Sheet Location	June 30, 2013	December 31, 2012
Assets
Foreign currency contracts	Other current assets	$25.4	$5.7
Liabilities
Foreign currency contracts	Accrued liabilities	$5.5	$—

        The following table presents the effect of master-netting agreements and rights of offset on the consolidated condensed balance sheets (in millions):

				Gross Amounts Not Offset in the Consolidated Balance Sheet
		Gross Amounts Offset in Consolidated Balance Sheet
			Net Amounts Presented in the Consolidated Balance Sheet
June 30, 2013	Gross Amounts(a)			Financial Instruments	Cash Collateral Received	Net Amount
Derivative Assets
Foreign currency contracts	$25.4	$—	$25.4	$(5.5)	$—	$19.9
Derivative Liabilities
Foreign currency contracts	$5.5	$—	$5.5	$(5.5)	$—	$—
December 31, 2012
Derivative Assets
Foreign currency contracts	$10.9	$(5.2)	$5.7	$—	$—	$5.7
Derivative Liabilities
Foreign currency contracts	$5.2	$(5.2)	$—	$—	$—	$—

(a)
The gross amounts presented as of December 31, 2012 do not include derivative assets of $3.8 million, and derivative liabilities $3.8 million as these derivatives were not subject to a master-netting arrangement and did not have rights of offset.

        The following tables present the effect of derivative instruments on the consolidated condensed statements of operations and consolidated condensed statements of comprehensive income (in millions):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended June 30,			Three Months Ended June 30,
			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income
Derivatives in cash flow hedging relationships	2013	2012		2013	2012
Foreign currency contracts	$6.0	$9.8	Cost of goods sold	$5.8	$1.0

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	Six Months Ended June 30,			Six Months Ended June 30,
			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income
Derivatives in cash flow hedging relationships	2013	2012		2013	2012
Foreign currency contracts	$27.7	$13.4	Cost of goods sold	$11.0	$(2.7)

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended June 30,
	Location of Gain or (Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments		2013	2012
Foreign currency contracts	Other expense (income), net	$5.1	$(4.2)

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Six Months Ended June 30,
	Location of Gain or (Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments		2013	2012
Foreign currency contracts	Other expense (income), net	$14.4	$0.5

        The Company expects that during the next twelve months it will reclassify to earnings a $7.8 million gain currently recorded in "Accumulated Other Comprehensive Loss."

9.     DEFINED BENEFIT PLANS

        The components of net periodic benefit cost for the three and six months ended June 30, 2013 and 2012 were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Service cost	$1.9	$1.8	$3.9	$3.6
Interest cost	0.5	0.6	1.0	1.2
Expected return on plan assets	(0.3)	(0.3)	(0.6)	(0.7)
Amortization of actuarial loss, prior service credit and other	0.3	0.1	0.5	0.3

Net periodic benefit cost	$2.4	$2.2	$4.8	$4.4

10.   STOCK-BASED COMPENSATION

        Stock-based compensation expense related to awards issued under the Company's incentive compensation plans for the three and six months ended June 30, 2013 and 2012 was as follows (in millions):

	Three Months Ended June 30		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of goods sold	$1.5	$1.2	$2.9	$2.3
Selling, general and administrative expenses	9.4	8.3	17.6	15.1
Research and development expenses	1.9	1.7	3.5	3.0

Total stock-based compensation expense	$12.8	$11.2	$24.0	$20.4

        At June 30, 2013, the total remaining compensation cost related to nonvested stock options, restricted stock units ("RSUs"), market-based restricted stock units ("MRSUs") and employee stock purchase plan ("ESPP") subscription awards amounted to $92.7 million, which will be amortized on a straight-line basis over the weighted-average remaining requisite service period of 32 months.

        During the six months ended June 30, 2013, the Company granted 1.3 million stock options at a weighted-average exercise price of $71.92 and 0.2 million shares of RSUs at a weighted-average grant-date fair value of $72.92. The Company also granted 0.1 million shares of MRSUs at a weighted-average grant-date fair value of $49.78. The MRSUs vest based on a combination of certain service and market conditions. The actual number of shares issued will be determined based on the Company's total shareholder return relative to a selected industry peer group over a three-year performance period, and may range from 0 percent to 175 percent of the targeted number of shares granted.

  Fair Value Disclosures

        The fair value of the MRSUs was determined using a Monte Carlo simulation model, which uses multiple input variables to determine the probability of satisfying the market condition requirements. The weighted-average assumptions used to determine the fair value of the MRSUs granted during the six months ended June 30, 2013 and 2012 included a risk-free interest rate of 0.4 percent and 0.3 percent, respectively, and an expected volatility rate of 33.4 percent and 30.4 percent, respectively.

        The Black-Scholes option pricing model was used with the following weighted-average assumptions for options granted during the following periods:

  Option Awards

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Risk-free interest rate	0.8%	0.7%	0.8%	0.7%
Expected dividend yield	None	None	None	None
Expected volatility	30.7%	31.4%	30.7%	31.3%
Expected term (years)	4.6	4.6	4.6	4.6
Fair value, per share	$19.40	$23.60	$19.47	$23.44

        The Black-Scholes option pricing model was used with the following weighted-average assumptions for ESPP subscriptions granted during the following periods:

  ESPP

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Risk-free interest rate	0.1%	0.2%	0.1%	0.1%
Expected dividend yield	None	None	None	None
Expected volatility	33.3%	35.7%	35.4%	31.4%
Expected term (years)	0.7	0.7	0.7	0.6
Fair value, per share	$21.48	$19.30	$22.94	$17.63

11.   COMMITMENTS AND CONTINGENCIES

        In February 2008, Edwards Lifesciences filed a lawsuit against CoreValve, Inc. in the U.S. District Court for the District of Delaware alleging that its ReValving System infringes three of Edwards' U.S. Andersen patents, later narrowed to one patent ("the '552 patent"). Medtronic, Inc. ("Medtronic") acquired CoreValve, Inc. ("Medtronic CoreValve") in April 2009. In April 2010, a federal jury found the '552 patent to be valid and found that Medtronic CoreValve willfully infringes it. The jury also awarded Edwards $73.9 million in damages. In February 2011, the District Court reaffirmed the jury decision and ruled that Edwards is entitled to recover additional damages due to Medtronic CoreValve's continued infringing sales from the trial through the life of the patent, plus interest. In the same ruling, the court denied Edwards' motions for a permanent injunction, as well as its motion for increased damages relating to Medtronic CoreValve's willful infringement. In November 2012, the U.S. Court of Appeals for the Federal Circuit affirmed the April 2010 federal jury decision that Medtronic CoreValve is willfully infringing the '552 patent and ordered the trial court to reconsider Edwards' request for a permanent injunction that would prohibit the manufacture or sale of the CoreValve System in the United States. The Court of Appeals also affirmed the validity of the '552 patent and the federal jury's verdict awarding an initial payment of $73.9 million in damages to Edwards, which covers infringement through early 2010. In February 2013, the Court of Appeals issued a mandate affirming the judgment of the District Court and directing it to reconsider its prior denial of Edwards' request for a permanent injunction and to assess additional damages for the period after the date of the jury award. In February 2013, Edwards received a payment of $83.6 million from Medtronic in satisfaction of the April 2010 jury award of damages for infringement, including accrued interest. Proceedings continue before the District Court regarding the permanent injunction and the additional damages and Medtronic has requested that the U.S. Supreme Court review the Court of Appeals decision.

        A second lawsuit is pending in the same District Court against Medtronic CoreValve and Medtronic alleging infringement of three of Edwards' U.S. Andersen patents. In July 2013, the District Court dismissed one of the patents that has expired from the lawsuit based on the outcome of reexamination proceedings at the United States Patent and Trademark Office ("USPTO").

        In May 2012, the USPTO granted Medtronic's fourth request to reexamine the validity of the claim of the '552 patent and in February 2013 confirmed the validity of that patent.

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

        In August 2012, Edwards filed a lawsuit against Medtronic in the German District Court of Mannheim alleging that Medtronic's CoreValve and Evolut valves infringe two of Edwards' transcatheter valve patents. These patents were issued by the European Patent Office and were validated as national patents in various European countries, including Germany. In April 2013, Edwards added a third transcatheter valve patent to the lawsuit. An infringement hearing was held in April 2013 for one of the original patents, and the Court ruled that the Medtronic valves did not infringe that patent. Edwards has appealed this decision. The hearing for the second patent was held in May 2013 and the Court subsequently ruled that the Medtronic valves infringe that patent. The Court granted an injunction prohibiting the sale of CoreValve and Evolut systems in Germany, a recall of these products, and an accounting for past damages. The Court's decision requires Edwards to post a €50 million bond in order to enforce the decision. The bond is a guarantee of Edwards' potential liability for damages incurred by Medtronic for lost sales of its valves during the injunction if the decision is reversed on appeal or the patents are held invalid. The timing and mechanics of implementing the injunction have not yet been established, and the Company is currently not able to estimate the impact of the infringement decision. A hearing date for the third patent is scheduled for December 2013. Related oppositions on the validity of these patents are ongoing at the European Patent Office.

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

12.   ACCUMULATED OTHER COMPREHENSIVE LOSS

        Presented below is a summary of activity for each component of "Accumulated Other Comprehensive Loss" for the six months ended June 30, 2013.

	Foreign Currency Translation Adjustments	Unrealized Gain on Cash Flow Hedges	Unrealized Gain on Available-for-Sale Investments	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
	(in millions)
December 31, 2012	$(25.8)	$7.0	$1.4	$(20.5)	$(37.9)
Other comprehensive (loss) income before reclassifications	(19.6)	27.7	(0.5)	—	7.6
Amounts reclassified from accumulated other comprehensive loss	—	(11.0)	—	—	(11.0)
Deferred income tax (expense) income	—	(6.8)	0.1	—	(6.7)

June 30, 2013	$(45.4)	$16.9	$1.0	$(20.5)	$(48.0)

        The following table provides information about amounts reclassified from "Accumulated Other Comprehensive Loss" (in millions):

	Amount Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Loss Components	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Affected Line on Consolidated Condensed Statements of Operations
Gain on cash flow hedges	$5.8	$11.0	Cost of goods sold
	(2.3)	(4.2)	Provision for income taxes

	$3.5	$6.8	Net of tax

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

        The table below presents the computation of basic and diluted earnings per share (in millions, except for per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Basic:
Net income	$94.1	$67.8	$239.0	$132.9

Weighted-average shares outstanding	112.6	114.9	113.3	114.5

Basic earnings per share	$0.84	$0.59	$2.11	$1.16

Diluted:
Net income	$94.1	$67.8	$239.0	$132.9

Weighted-average shares outstanding	112.6	114.9	113.3	114.5
Dilutive effect of stock plans	2.1	3.5	2.3	3.7

Dilutive weighted-average shares outstanding	114.7	118.4	115.6	118.2

Diluted earnings per share	$0.82	$0.57	$2.07	$1.12

        Stock options, RSUs, and MRSUs to purchase 3.7 million and 2.4 million shares for the three months ended June 30, 2013 and 2012, respectively, and 3.0 million and 1.8 million for the six months ended June 30, 2013 and 2012, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

14.   INCOME TAXES

        The Company's effective income tax rates were 22.7% and 23.9% for the three and six months ended June 30, 2013, respectively, and 24.6% and 24.3% for the three and six months ended June 30, 2012, respectively.

        The federal research credit expired on December 31, 2011 and was not reinstated until January 2, 2013. Accordingly, the effective income tax rates for the three and six months ended June 30, 2012 were calculated without an assumed benefit for the federal research credit. The effective income tax rate for the six months ended June 30, 2013 included (1) an $8.4 million benefit for the full year 2012 federal research credit and (2) $31.3 million of tax expense associated with the $83.6 million litigation award received from Medtronic, Inc. in February 2013 (see Note 2). The effective income tax rate for the six months ended June 30, 2012 included a $2.3 million benefit from the remeasurement of uncertain tax positions.

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

        As of June 30, 2013 and December 31, 2012, the liability for income taxes associated with uncertain tax positions was $125.3 million and $113.6 million, respectively. The Company estimates that these liabilities would be reduced by $27.9 million and $26.1 million, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments. The net amounts of $97.4 million and $87.5 million, respectively, if not required, would favorably affect the Company's effective tax rate.

        At June 30, 2013, the Company had concluded all United States federal income tax matters for years through 2008. The Internal Revenue Service began its examination of the 2009 and 2010 tax years during the second quarter of 2011. All material state, local and foreign income tax matters have been concluded for years through 2006.

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

        The table below presents information about Edwards Lifesciences' reportable segments (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Segment Net Sales
United States	$240.5	$207.0	$468.4	$393.6
Europe	160.7	150.4	316.2	301.2
Japan	73.0	73.5	140.3	143.3
Rest of world	63.1	57.0	117.6	109.7

Total segment net sales	$537.3	$487.9	$1,042.5	$947.8

Segment Pre-tax Income
United States	$142.7	$119.3	$275.5	$221.0
Europe	73.7	64.1	146.2	131.8
Japan	36.9	37.9	70.4	73.7
Rest of world	17.5	16.0	30.0	29.2

Total segment pre-tax income	$270.8	$237.3	$522.1	$455.7

        The table below presents reconciliations of segment net sales to consolidated net sales and segment pre-tax income to consolidated pre-tax income (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Sales Reconciliation
Segment net sales	$537.3	$487.9	$1,042.5	$947.8
Foreign currency	(20.1)	(5.9)	(28.6)	(6.6)

Consolidated net sales	$517.2	$482.0	$1,013.9	$941.2

Pre-tax Income Reconciliation
Segment pre-tax income	$270.8	$237.3	$522.1	$455.7
Unallocated amounts:
Corporate items	(147.5)	(141.3)	(291.2)	(271.7)
Special (charges) gains	—	(7.0)	83.6	(7.0)
Interest (expense) income, net	(0.4)	0.1	(0.2)	0.1
Foreign currency	(1.1)	0.8	(0.4)	(1.6)

Consolidated pre-tax income	$121.8	$89.9	$313.9	$175.5

Enterprise-Wide Information

        Enterprise-wide information is based on actual foreign exchange rates used in the Company's consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Net Sales by Geographic Area
United States	$240.5	$207.0	$468.4	$393.6
Europe	155.3	146.5	309.8	295.3
Japan	59.3	72.3	119.3	143.1
Rest of world	62.1	56.2	116.4	109.2

	$517.2	$482.0	$1,013.9	$941.2

Net Sales by Major Product and Service Area
Surgical Heart Valve Therapy	$204.3	$200.5	$402.4	$404.1
Transcatheter Heart Valves	182.1	145.8	351.8	267.3
Critical Care	130.8	135.7	259.7	269.8

	$517.2	$482.0	$1,013.9	$941.2

	June 30, 2013	December 31, 2012
	(in millions)
Long-lived Tangible Assets by Geographic Area
United States	$283.2	$263.4
International	141.4	136.2

	$424.6	$399.6

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

Overview

        Edwards Lifesciences Corporation ("Edwards Lifesciences" or the "Company") is focused on technologies that treat structural heart disease and critically ill patients. A pioneer in the development and commercialization of heart valve products, Edwards Lifesciences is the world's leading manufacturer of heart valves and repair products used to replace or repair a patient's diseased or defective heart valve. The Company is also a global leader in hemodynamic monitoring systems used to measure a patient's cardiovascular function in the hospital setting.

        The Company reports its products and technologies in three product groups: Surgical Heart Valve Therapy; Transcatheter Heart Valves; and Critical Care.

        Edwards Lifesciences' Surgical Heart Valve Therapy portfolio is comprised primarily of tissue heart valves and heart valve repair products for the surgical replacement or repair of a patient's heart valve. The portfolio also includes a diverse line of cardiac surgery systems used during minimally invasive surgical procedures, and cannulae, embolic protection devices and other products used during cardiopulmonary bypass. The Company's Transcatheter Heart Valves portfolio includes technologies designed to treat heart valve disease using catheter-based approaches as opposed to open surgical techniques. In the Critical Care portfolio, Edwards Lifesciences' products include pulmonary artery catheters, disposable pressure transducers and advanced monitoring systems. The portfolio also includes a line of balloon catheter-based vascular products, surgical clips and inserts.

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

New Accounting Standards Not Yet Adopted

        In June 2013, the Financial Accounting Standards Board issued an amendment to the accounting guidance on income taxes impacting the presentation of unrecognized tax benefits. The guidance requires an entity to net its unrecognized tax benefits against the deferred tax assets for all same jurisdiction net operating loss or similar tax loss carryforwards, or tax credit carryforwards. The guidance is effective for annual reporting periods beginning after December 15, 2013 and interim periods therein. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial statements.

Results of Operations

  Net Sales Trends
  (dollars in millions)

	Three Months Ended June 30,				Six Months Ended June 30,
				Percent Change				Percent Change
	2013	2012	Change		2013	2012	Change
United States	$240.5	$207.0	$33.5	16.2%	$468.4	$393.6	$74.8	19.0%
International	276.7	275.0	1.7	0.6%	545.5	547.6	(2.1)	(0.4)%

Total net sales	$517.2	$482.0	$35.2	7.3%	$1,013.9	$941.2	$72.7	7.7%

        In the United States, the $33.5 million and $74.8 million increases in net sales for the three and six months ended June 30, 2013 was due primarily to Transcatheter Heart Valves, which increased net sales by $28.4 million and $70.4 million, respectively, driven primarily by sales of the Edwards SAPIEN transcatheter heart valve. In October 2012, the Company received approval from the United States Food and Drug Administration ("FDA") for the transapical and transfemoral delivery of the Edwards SAPIEN transcatheter heart valve for treatment of certain patients deemed at high risk for traditional open-heart surgery. In 2011, the Company received FDA approval for the treatment of certain inoperable patients using a transfemoral delivery approach only.

        International net sales increased $1.7 million for the three months ended June 30, 2013, and decreased $2.1 million for the six months ended June 30, 2013, due primarily to:

  •
  Transcatheter Heart Valves, which increased net sales by $9.0 million and $14.8 million, respectively, driven primarily by sales of the Edwards SAPIEN XT transcatheter heart valve; and

  •
  surgical heart valve products, which increased net sales by $6.1 million and $5.5 million, respectively, driven primarily by sales of the Carpentier-Edwards PERIMOUNT Magna Mitral Ease valve;

        partially offset by:

  •
  foreign currency exchange rate fluctuations, which decreased net sales by $13.9 million and $22.0 million, respectively, due primarily to the weakening of the Japanese yen against the United States dollar.

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

  Net Sales by Product Group
  (dollars in millions)

	Three Months Ended June 30,				Six Months Ended June 30,
				Percent Change				Percent Change
	2013	2012	Change		2013	2012	Change
Surgical Heart Valve Therapy	$204.3	$200.5	$3.8	1.9%	$402.4	$404.1	$(1.7)	(0.4)%
Transcatheter Heart Valves	182.1	145.8	36.3	24.9%	351.8	267.3	84.5	31.6%
Critical Care	130.8	135.7	(4.9)	(3.6)%	259.7	269.8	(10.1)	(3.8)%

Total net sales	$517.2	$482.0	$35.2	7.3%	$1,013.9	$941.2	$72.7	7.7%

  Surgical Heart Valve Therapy

        Net sales of Surgical Heart Valve Therapy products increased by $3.8 million for the three months ended June 30, 2013, and decreased by $1.7 million for the six months ended June 30, 2013, due primarily to:

  •
  surgical heart valve products, which increased net sales by $9.9 million and $6.7 million, respectively, driven primarily by sales of the Carpentier-Edwards PERIMOUNT Magna Mitral Ease valve; and

  •
  cardiac surgery systems, which increased net sales by $0.4 million and $1.8 million, respectively, driven primarily by specialty cannula products;

        partially offset by:

  •
  foreign currency exchange rate fluctuations, which decreased net sales by $6.2 million and $10.0 million, respectively, due primarily to the weakening of the Japanese yen against the United States dollar.

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

  Transcatheter Heart Valves

        Net sales of Transcatheter Heart Valves for the three and six months ended June 30, 2013 increased by $36.3 million and $84.5 million, respectively, due primarily to:

  •
  the Edwards SAPIEN transcatheter heart valve in the United States, which increased net sales by $27.5 million and $67.6 million, respectively, with the 2011 and 2012 approvals of the Edwards SAPIEN valve; and

  •
  the Edwards SAPIEN XT transcatheter heart valve, which increased net sales by $10.2 million and $18.8 million, respectively, primarily due to an increase in international sales.

        The Company is continuing to enroll patients in Cohort A, the surgical arm of The PARTNER II Trial, which is evaluating the Edwards SAPIEN XT transcatheter heart valve for the United States market. The Company submitted its pre-market approval for Cohort B of The PARTNER II Trial to the FDA during the second quarter of 2013. Cohort B is designed for patients with a higher risk profile who are deemed inoperable. Also, during the second quarter of 2013, the Company received approval for SAPIEN XT in Japan.

  Critical Care

        Net sales of Critical Care products for the three and six months ended June 30, 2013 decreased by $4.9 million and $10.1 million, respectively, due primarily to foreign currency exchange rate fluctuations, which decreased net sales by $7.4 million and $12.3 million, respectively, due primarily to the weakening of the Japanese yen against the United States dollar.

  Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Gross profit as a percentage of net sales	75.8%	73.1%	2.7 pts.	75.6%	72.7%	2.9 pts.

        The percentage point increases in gross profit as a percentage of net sales for the three and six months ended June 30, 2013 was driven primarily by:

  •
  a 1.7 percentage point and a 0.9 percentage point increase, respectively, due to the voluntary recalls of certain of the Company's heart valves and Critical Care catheters during the second quarter of 2012;

  •
  a 1.1 percentage point and a 1.3 percentage point increase, respectively, in the United States due to a more profitable product mix, primarily higher sales of Transcatheter Heart Valves; and

  •
  a 1.0 percentage point and a 1.2 percentage point increase, respectively, due to the impact of foreign currency exchange rate fluctuations, including the settlement of foreign currency hedging contracts;

        partially offset by:

  •
  manufacturing inefficiencies.

  Selling, General and Administrative ("SG&A") Expenses
  (dollars in millions)

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
SG&A expenses	$189.4	$182.4	$7.0	$374.6	$359.6	$15.0
SG&A expenses as a percentage of net sales	36.6%	37.8%	(1.2) pts.	36.9%	38.2%	(1.3) pts.

        The increase in SG&A expenses for the three and six months ended June 30, 2013 was due primarily to (1) the 2.3% excise tax on United States sales of most medical devices which became effective in 2013 and (2) higher sales and marketing expenses in the United States, mainly to support the Transcatheter Heart Valve program. These increases were partially offset by the impact of foreign currency, which reduced expenses by $4.1 million and $6.3 million, respectively, due primarily to the weakening of the Japanese yen against the United States dollar. The decrease in SG&A expenses as a percentage of net sales for the three and six months ended June 30, 2013 was due primarily to decreased SG&A expenses in Europe as a percentage of net sales.

  Research and Development Expenses
  (dollars in millions)

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Research and development expenses	$80.5	$74.0	$6.5	$160.3	$142.6	$17.7
Research and development expenses as a percentage of net sales	15.6%	15.4%	0.2 pts.	15.8%	15.2%	0.6 pts.

        The increase in research and development expenses for the three and six months ended June 30, 2013 was due primarily to additional investments in a number of heart valve clinical studies and new product development efforts in the Transcatheter Heart Valve program.

  Special Charges (Gains)

  Litigation Award

        In February 2013, the Company received $83.6 million from Medtronic, Inc. in satisfaction of the April 2010 jury award of damages for infringement of the U.S. Andersen transcatheter heart valve patent, including accrued interest. For further information, see Note 11 to the "Consolidated Condensed Financial Statements."

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

  Interest Expense (Income), net
  (in millions)

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Interest expense	$1.4	$1.2	$0.2	$2.8	$2.3	$0.5
Interest income	(1.0)	(1.3)	0.3	(2.6)	(2.4)	(0.2)

Interest income, net	$0.4	$(0.1)	$0.5	$0.2	$(0.1)	$0.3

        The increase in interest expense for the three and six months ended June 30, 2013 resulted primarily from a higher average debt balance as compared to the prior year period, partially offset by lower average interest rates. The decrease in interest income during the three months ended June 30, 2013 resulted primarily from lower average interest rates. The increase in interest income during the six months ended June 30, 2013 resulted primarily from the release of a deposit upon the settlement of certain litigation and higher average investment balances, partially offset by lower average interest rates.

  Other Expense (Income), net
  (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Foreign exchange losses, net	$0.3	$0.5	$1.2	$1.1
Gain on investments in unconsolidated affiliates	(0.2)	(0.6)	—	(1.0)
License agreement	—	(0.9)	—	(0.9)
Other	—	—	0.1	0.3

Other expense (income), net	$0.1	$(1.0)	$1.3	$(0.5)

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

  Provision for Income Taxes

        The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the United States, which have statutory tax rates lower than the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates. The Company's effective income tax rates were 22.7% and 23.9% for the three and six months ended June 30, 2013, respectively, and 24.6% and 24.3% for the three and six months ended June 30, 2012, respectively.

        The federal research credit expired on December 31, 2011 and was not reinstated until January 2, 2013. Accordingly, the effective income tax rates for the three and six months ended June 30, 2012 were calculated without an assumed benefit for the federal research credit. The effective income tax rate for the six months ended June 30, 2013 included (1) an $8.4 million benefit for the full year 2012 federal research credit and (2) $31.3 million of tax expense associated with the $83.6 million litigation award received from Medtronic, Inc. in February 2013 (see Note 2 to the "Consolidated Condensed Financial Statements"). The effective income tax rate for the six months ended June 30, 2012 included a $2.3 million benefit from the remeasurement of uncertain tax positions.

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

        As of June 30, 2013 and December 31, 2012, the liability for income taxes associated with uncertain tax positions was $125.3 million and $113.6 million, respectively. The Company estimates that these liabilities would be reduced by $27.9 million and $26.1 million, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments. The net amounts of $97.4 million and $87.5 million, respectively, if not required, would favorably affect the Company's effective tax rate.

Liquidity and Capital Resources

        The Company's sources of cash liquidity include cash on hand and cash equivalents, short-term investments (bank time deposits with original maturities over three months but less than one year), amounts available under credit facilities and cash from operations. The Company believes that these sources are sufficient to fund the current requirements of working capital, capital expenditures and other financial commitments. However, the Company periodically considers various financing alternatives and may, from time to time, seek to take advantage of favorable interest rate environments or other market conditions. The Company believes that it has the financial flexibility to attract long-term capital to fund short-term and long-term growth objectives. However, no assurances can be given that such long-term capital will be available to the Company on favorable terms, or at all.

        The Company believes that cash held in the United States, in addition to amounts available under credit facilities and cash from operations, are sufficient to fund its United States operating requirements. Cash and cash equivalents and short-term investments held outside the United States have historically been used to fund international operations and acquire businesses outside of the United States, although a portion of those amounts may from time to time be subject to temporary intercompany loans into the United States. As of June 30, 2013, cash and cash equivalents and short-term investments held outside the United States were $527.7 million, after reduction of $100.0 million for a temporary intercompany loan to the United States. The majority of cash and cash equivalents and short-term investments held outside the United States relate to undistributed earnings of certain of the Company's foreign subsidiaries which are considered to be indefinitely reinvested by the Company. Repatriations of cash and cash equivalents and short-term investments held outside the United States are subject to restrictions in certain jurisdictions and may be subject to withholding and other taxes. The potential tax liability related to any repatriation would be dependent on the facts and circumstances that would exist at the time such repatriation is made and the complexities of the tax laws of the United States and the respective foreign jurisdictions.

        The Company has a Four-Year Credit Agreement ("the Credit Facility") which matures on July 29, 2015. The Credit Facility provides up to an aggregate of $500.0 million in borrowings in multiple currencies, with an "accordion feature" which would allow the Company to increase the availability under the Credit Facility to $750.0 million under certain circumstances. On June 13, 2013, the Company exercised the accordion feature and amended its Credit Facility to increase the aggregate borrowings provided under the Credit Facility to $750.0 million. Borrowings generally bear interest at the London interbank offering rate ("LIBOR") plus 0.875%, subject to adjustment for leverage ratio changes as defined in the Credit Facility. The Company also pays a facility fee of 0.125% on the entire facility whether or not drawn. The facility fee is also subject to adjustment for leverage ratio changes. All amounts outstanding under the Credit Facility have been classified as long-term obligations as these borrowings are expected to be refinanced pursuant to the Credit Facility. As of June 30, 2013, borrowings of $227.3 million were outstanding under the Credit Facility. The Credit Facility is unsecured and contains various financial and other covenants, including a maximum leverage ratio and a minimum interest coverage ratio, as defined in the Credit Facility. The Company was in compliance with all covenants at June 30, 2013.

        In September 2011, the Board of Directors approved a stock repurchase program authorizing the Company to purchase on the open market and in privately negotiated transactions up to $500.0 million of the Company's common stock. Under this stock repurchase authorization, in November 2012, the Company entered into a Rule 10b5-1 plan to repurchase, during 2013, up to $245.0 million of the Company's common stock in accordance with certain pre-defined price parameters. As of June 30, 2013, the Company had repurchased $245.0 million under that plan. In May 2013, the Board of Directors approved a new stock repurchase program authorizing the Company to purchase on the open market and in privately negotiated transactions up to an additional $750.0 million of the Company's common stock. During the six months ended June 30, 2013, the Company repurchased a total of 3.3 million shares at an aggregate cost of $245.0 million, and as of June 30, 2013, had remaining authority under these programs to purchase $752.6 million of the Company's common stock. In addition to shares repurchased under the stock repurchase program, the Company also acquired shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

        At June 30, 2013, there had been no material changes in the Company's significant contractual obligations and commercial commitments as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2012.

        Net cash flows provided by operating activities of $214.3 million for the six months ended June 30, 2013 increased $98.2 million over the same period a year ago due primarily to (1) the receipt of $83.6 million from Medtronic, Inc. in satisfaction of the April 2010 jury award of damages for infringement of the U.S. Andersen transcatheter heart valve patent and (2) improved operating performance. These increases were partially offset by (1) a $15.9 million impact from excess tax benefits from stock plans, primarily as a result of the realization of excess tax benefits that had been previously unrealized due to credit carryforwards and net operating losses in the United States in 2011 and (2) higher inventory purchases in 2013, primarily related to the Critical Care product group.

        Net cash used in investing activities of $44.4 million for the six months ended June 30, 2013 consisted primarily of capital expenditures of $51.4 million, partially offset by net proceeds from short-term investments of $8.9 million.

        Net cash provided by investing activities of $25.7 million for the six months ended June 30, 2012 consisted primarily of net proceeds from short-term investments of $69.2 million, partially offset by capital expenditures of $39.2 million.

        Net cash used in financing activities of $114.2 million for the six months ended June 30, 2013 consisted primarily of purchases of treasury stock of $246.6 million, partially offset by the excess tax benefit from stock plans of $58.9 million (including the realization of previously unrealized excess tax benefits), net proceeds from debt of $40.2 million, and proceeds from stock plans of $27.4 million.

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

Critical Accounting Policies and Estimates

        The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to the Company's critical accounting policies and estimates which the Company believes could have the most significant effect on the Company's reported results and require subjective or complex judgments by management is contained on pages 36-39 in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's Annual Report on Form 10-K for the year ended December 31, 2012. Management believes that at June 30, 2013, there had been no material changes to this information.

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

        As of June 30, 2013, Edwards Lifesciences had $21.9 million of investments in equity instruments of other companies and had recorded unrealized gains of $1.0 million on these investments in "Accumulated Other Comprehensive Loss," net of tax. Should these companies experience a decline in financial condition or fail to meet certain development milestones, the decline in the investments' value may be considered other-than-temporary and impairment charges may be necessary.

Item 4.    Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    The Company's management, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2013. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded as of June 30, 2013 that the Company's disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no changes in the Company's internal controls over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(b)
April 1, 2013 through April 30, 2013	600,723	$80.04	600,000	$92.0
May 1, 2013 through May 31, 2013	1,121,484	65.86	1,099,924	769.5
June 1, 2013 through June 30, 2013	258,899	65.35	258,899	752.6

Total	1,981,106	70.09	1,958,823

(a)
The difference between the total number of shares (or units) purchased and the total number of shares (or units) purchased as part of publicly announced plans or programs is due to shares withheld by the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees.

(b)
On May 14, 2013, the Board of Directors approved a stock repurchase program authorizing the Company to purchase on the open market and in privately negotiated transactions up to $750.0 million of the Company's common stock.

Item 6.    Exhibits

        Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto and include the following:

3.1	Amended and Restated Certificate of Incorporation of Edwards Lifesciences Corporation, dated May 16, 2013 (incorporated by reference to Exhibit 3.1 in Edwards Lifesciences' report on Form 8-K, filed May 17, 2013)
3.2	Bylaws of Edwards Lifesciences Corporation, amended and restated as of May 16, 2013 (incorporated by reference to Exhibit 3.1 in Edwards Lifesciences' report on Form 8-K, filed May 17, 2013)
*10.1	Nonemployee Directors Stock Incentive Program (as amended and restated as of May 14, 2013)
*10.2	Edwards Lifesciences Corporation Form of Participant Stock Option Statement and related Nonemployee Directors Stock Incentive Program Nonqualified Stock Option Award Agreement

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*10.3	Amended and Restated Long-Term Stock Incentive Compensation Program (incorporated by reference to Appendix A to Edwards Lifesciences' Definitive Proxy Statement, filed March 29, 2013)
*10.4	Amended and Restated 2001 Employee Stock Purchase Plan for United States Employees (incorporated by reference to Appendix B to Edwards Lifesciences' Definitive Proxy Statement, filed March 29, 2013)
10.5	Subscription Agreement, dated May 13, 2013, by and between Edwards Lifesciences Corporation and the Mussallem Living Trust dated March 7, 2005 (incorporated by reference to Exhibit 10.1 in Edwards Lifesciences' report on Form 8-K, filed May 17, 2013)
10.6	Amendment No. 1, dated June 13, 2013, to the Four Year Credit Agreement by and among Edwards Lifesciences Corporation, certain of its subsidiaries, the lenders signatory thereto, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as Co-Syndication Agents, and U.S. Bank, National Association, The Bank of Tokyo-Mitsubishi UFJ, Ltd. Deutsche Bank AG New York Branch and Mizuho Corporate Bank, Ltd., as Co-Documentation Agents dated July 29, 2011 (incorporated by reference to Exhibit 10.1 in Edwards Lifesciences' report on Form 8-K, filed June 18, 2013)
101	The following financial statements from Edwards Lifesciences' Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements

*
Represents management contract or compensatory plan

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDWARDS LIFESCIENCES CORPORATION (Registrant)
Date: August 6, 2013	By:	/s/ THOMAS M. ABATE Thomas M. Abate Corporate Vice President, Chief Financial Officer (Chief Accounting Officer)

EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Edwards Lifesciences Corporation, dated May 16, 2013 (incorporated by reference to Exhibit 3.1 in Edwards Lifesciences' report on Form 8-K, filed May 17, 2013)
3.2	Bylaws of Edwards Lifesciences Corporation, amended and restated as of May 16, 2013 (incorporated by reference to Exhibit 3.1 in Edwards Lifesciences' report on Form 8-K, filed May 17, 2013)
*10.1	Nonemployee Directors Stock Incentive Program (as amended and restated as of May 14, 2013)
*10.2	Edwards Lifesciences Corporation Form of Participant Stock Option Statement and related Nonemployee Directors Stock Incentive Program Nonqualified Stock Option Award Agreement
*10.3	Amended and Restated Long-Term Stock Incentive Compensation Program (incorporated by reference to Appendix A to Edwards Lifesciences' Definitive Proxy Statement, filed March 29, 2013)
*10.4	Amended and Restated 2001 Employee Stock Purchase Plan for United States Employees (incorporated by reference to Appendix B to Edwards Lifesciences' Definitive Proxy Statement, filed March 29, 2013)
10.5	Subscription Agreement, dated May 13, 2013, by and between Edwards Lifesciences Corporation and the Mussallem Living Trust dated March 7, 2005 (incorporated by reference to Exhibit 10.1 in Edwards Lifesciences' report on Form 8-K, filed May 17, 2013)
10.6	Amendment No. 1, dated June 13, 2013, to the Four Year Credit Agreement by and among Edwards Lifesciences Corporation, certain of its subsidiaries, the lenders signatory thereto, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as Co-Syndication Agents, and U.S. Bank, National Association, The Bank of Tokyo-Mitsubishi UFJ, Ltd. Deutsche Bank AG New York Branch and Mizuho Corporate Bank, Ltd., as Co-Documentation Agents dated July 29, 2011 (incorporated by reference to Exhibit 10.1 in Edwards Lifesciences' report on Form 8-K, filed June 18, 2013)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from Edwards Lifesciences' Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements

*
Represents management contract or compensatory plan