Form 10-Q
period 2013-09-30
Edwards Lifesciences Corp
filed 2013-11-07
CIK 1099800

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013
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

        The number of shares outstanding of the registrant's common stock, $1.00 par value, as of October 31, 2013 was 109,406,527.

EDWARDS LIFESCIENCES CORPORATION

FORM 10-Q
For the quarterly period ended September 30, 2013

Part I. Financial Information

Item 1.    Financial Statements

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(in millions, except par value; unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$471.0	$310.9
Short-term investments	286.6	210.5
Accounts and other receivables, net of allowances of $5.1 and $5.6, respectively	327.8	347.5
Inventories (Note 3)	313.9	281.0
Deferred income taxes	41.3	43.4
Prepaid expenses	46.6	41.6
Other current assets	83.2	57.0

Total current assets	1,570.4	1,291.9
Long-term accounts receivable, net of allowances of $6.8 and $6.4, respectively	11.1	9.9
Property, plant and equipment, net	409.0	373.3
Goodwill	383.8	384.7
Other intangible assets, net (Note 4)	63.1	67.0
Investments in unconsolidated affiliates (Note 5)	20.7	21.1
Deferred income taxes	41.5	47.3
Other assets	31.0	26.3

	$2,530.6	$2,221.5

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$335.1	$347.4

Long-term debt (Note 6)	532.1	189.3

Other long-term liabilities	226.0	205.5

Commitments and contingencies (Note 12)
Stockholders' equity
Preferred stock, $.01 par value, authorized 50.0 shares, no shares outstanding	—	—
Common stock, $1.00 par value, 350.0 shares authorized, 125.7 and 124.2 shares issued, and 109.4 and 114.3 shares outstanding, respectively	125.7	124.2
Additional paid-in capital	618.0	489.0
Retained earnings	1,969.8	1,653.9
Accumulated other comprehensive loss	(42.9)	(37.9)
Treasury stock, at cost, 16.3 and 9.9 shares, respectively	(1,233.2)	(749.9)

Total stockholders' equity	1,437.4	1,479.3

	$2,530.6	$2,221.5

The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in millions, except per share information; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$495.6	$447.9	$1,509.5	$1,389.1
Cost of goods sold	129.7	111.7	376.9	368.8

Gross profit	365.9	336.2	1,132.6	1,020.3
Selling, general and administrative expenses	180.5	167.8	555.1	527.4
Research and development expenses	84.1	73.8	244.4	216.4
Special (gains) charges (Note 2)	—	—	(83.6)	7.0
Interest expense (income), net	1.0	(0.3)	1.2	(0.4)
Other expense, net	0.4	1.5	1.7	1.0

Income before provision for income taxes	99.9	93.4	413.8	268.9
Provision for income taxes	23.0	24.2	97.9	66.8

Net income	$76.9	$69.2	$315.9	$202.1

Share information (Note 14)
Earnings per share:
Basic	$0.69	$0.60	$2.81	$1.76
Diluted	$0.68	$0.58	$2.75	$1.71
Weighted-average number of common shares outstanding:
Basic	111.0	115.7	112.5	114.9
Diluted	112.9	119.0	114.7	118.4

The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(in millions; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$76.9	$69.2	$315.9	$202.1

Other comprehensive income (loss), net of tax (Note 13)
Foreign currency translation adjustments	18.9	23.5	(0.7)	(0.6)
Unrealized (loss) gain on cash flow hedges	(13.3)	(9.8)	(3.4)	0.4
Unrealized (loss) gain on available-for-sale investments	(0.5)	0.2	(0.9)	0.3
Reclassification of net realized investment loss to earnings	—	—	—	0.3

Other comprehensive income (loss)	5.1	13.9	(5.0)	0.4

Comprehensive income	$82.0	$83.1	$310.9	$202.5

The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in millions; unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net income	$315.9	$202.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49.9	42.2
Stock-based compensation (Note 10)	35.9	31.3
Excess tax benefit from stock plans	(63.3)	(39.0)
Deferred income taxes	1.4	1.1
Special charges (Note 2)	—	7.0
Other	1.4	0.4
Changes in operating assets and liabilities:
Accounts and other receivables, net	9.2	(4.0)
Inventories	(41.3)	(23.9)
Accounts payable and accrued liabilities	33.3	6.8
Prepaid expenses and other current assets	20.1	15.7
Other	(1.1)	7.7

Net cash provided by operating activities	361.4	247.4

Cash flows from investing activities
Capital expenditures	(88.9)	(64.9)
Purchases of short-term investments	(373.9)	(526.2)
Proceeds from short-term investments	302.8	488.1
(Investments in) proceeds from unconsolidated affiliates, net	(1.5)	0.4
Investments in intangible assets	(0.6)	(7.0)
Proceeds from sale of assets	1.0	2.6
Investments in trading securities, net	(0.6)	(0.1)
Other	(4.1)	0.9

Net cash used in investing activities	(165.8)	(106.2)

Cash flows from financing activities
Proceeds from issuance of debt	705.1	237.9
Payments on debt	(359.8)	(211.6)
Purchases of treasury stock	(474.2)	(166.3)
Excess tax benefit from stock plans	63.3	39.0
Proceeds from stock plans	36.9	89.4
Equity forward contract related to accelerated share repurchase agreement (Note 11)	(22.7)	—
Other	5.8	2.9

Net cash used in financing activities	(45.6)	(8.7)

Effect of currency exchange rate changes on cash and cash equivalents	10.1	2.1

Net increase in cash and cash equivalents	160.1	134.6
Cash and cash equivalents at beginning of period	310.9	171.2

Cash and cash equivalents at end of period	$471.0	$305.8

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

        In February 2013, the FASB issued an amendment to the accounting guidance on reporting amounts reclassified out of accumulated other comprehensive income. The guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassed is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. The guidance was effective prospectively for reporting periods beginning after December 15, 2012, and interim periods within those annual periods. The Company has provided the information required by this guidance in Note 13.

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

2.     SPECIAL (GAINS) CHARGES

  Litigation Award

        In February 2013, the Company received $83.6 million from Medtronic, Inc. in satisfaction of the April 2010 jury award of damages for infringement of the U.S. Andersen transcatheter heart valve patent, including accrued interest. See Note 12 for additional information.

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

3.     INVENTORIES

        Inventories consisted of the following (in millions):

	September 30, 2013	December 31, 2012
Raw materials	$61.1	$49.5
Work in process	70.3	58.8
Finished products	182.5	172.7

	$313.9	$281.0

4.     OTHER INTANGIBLE ASSETS

        Other intangible assets consisted of the following (in millions):

	September 30, 2013			December 31, 2012
	Cost	Accumulated Amortization	Net Carrying Value	Cost	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets
Patents	$218.3	$(176.6)	$41.7	$211.2	$(167.3)	$43.9
Developed technology	41.7	(34.5)	7.2	41.3	(33.0)	8.3
Other	10.7	(7.7)	3.0	10.6	(6.8)	3.8

	270.7	(218.8)	51.9	263.1	(207.1)	56.0

Unamortizable intangible assets
In-process research and development	11.2	—	11.2	11.0	—	11.0

	$281.9	$(218.8)	$63.1	$274.1	$(207.1)	$67.0

        The net carrying value of patents includes $22.2 million of capitalized legal costs related to the defense and enforcement of issued patents and trademarks for which success is deemed probable as of September 30, 2013.

        Amortization expense related to other intangible assets was $4.0 million and $3.5 million for the three months ended September 30, 2013 and 2012, respectively, and $11.6 million and $10.1 million for the nine months ended September 30, 2013 and 2012, respectively. Estimated amortization expense for each of the years ending December 31 is as follows (in millions):

2013	$15.6
2014	14.9
2015	13.7
2016	13.3
2017	3.1

        The Company expenses costs incurred to renew or extend the term of acquired intangible assets.

5.     INVESTMENTS IN UNCONSOLIDATED AFFILIATES

        The Company has a number of equity investments in privately and publicly held companies. Investments in these unconsolidated affiliates are as follows:

	September 30, 2013	December 31, 2012
	(in millions)
Available-for-sale investments
Cost	$0.4	$0.4
Unrealized gains	0.6	1.6

Fair value of available-for-sale investments	1.0	2.0

Equity method investments
Cost	13.7	13.3
Equity in losses	(2.9)	(1.8)

Carrying value of equity method investments	10.8	11.5

Cost method investments
Carrying value of cost method investments	8.9	7.6

Total investments in unconsolidated affiliates	$20.7	$21.1

        There were no sales of available-for-sale investments during the nine months ended September 30, 2013. For the nine months ended September 30, 2012, proceeds from sales of available-for-sale investments were $2.1 million, and the Company realized pre-tax gains from these sales of $0.4 million.

6.     DEBT

        On June 13, 2013, the Company amended its Four-Year Credit Agreement ("Credit Facility") to increase the aggregate borrowings provided under the Credit Facility to $750.0 million. Additional issuance costs of $0.5 million that were incurred due to the amendment are being amortized to interest expense over the remaining term of the Credit Facility, which matures on July 29, 2015. As of September 30, 2013, borrowings of $532.1 million were outstanding under the Credit Facility and have been classified as long-term obligations as these borrowings were expected to be refinanced through the issuance of long-term notes payable. See Note 17 for additional information.

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

  Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following table summarizes the Company's financial instruments which are measured at fair value on a recurring basis (in millions):

September 30, 2013	Level 1	Level 2	Level 3	Total
Assets
Investments held for executive deferred compensation plan	$14.4	$—	$—	$14.4
Investments in unconsolidated affiliates	1.0	—	—	1.0
Derivatives	—	13.2	—	13.2

	$15.4	$13.2	$—	$28.6

Liabilities
Derivatives	$—	$10.8	$—	$10.8
Executive deferred compensation plan	14.7	—	—	14.7

	$14.7	$10.8	$—	$25.5

December 31, 2012
Assets
Investments held for executive deferred compensation plan	$12.7	$—	$—	$12.7
Investments in unconsolidated affiliates	2.0	—	—	2.0
Derivatives	—	5.7	—	5.7

	$14.7	$5.7	$—	$20.4

Liabilities
Executive deferred compensation plan	$12.4	$—	$—	$12.4

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

8.     DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

        The Company uses derivative financial instruments to manage its currency exchange rate risk as summarized below. Notional amounts are stated in United States dollar equivalents at spot exchange rates at the respective dates. As of September 30, 2013 and December 31, 2012, the Company held foreign currency forward exchange contracts with notional amounts of $790.1 million and $779.0 million, respectively.

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

        All derivative financial instruments are recognized at fair value in the consolidated condensed balance sheets. The Company reports in "Accumulated Other Comprehensive Loss" the effective portion of the gain or loss on derivative financial instruments that are designated, and that qualify, as cash flow hedges. The Company reclassifies these gains and losses into earnings in the same period in which the underlying hedged transactions affect earnings. Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current period earnings. For the nine months ended September 30, 2013 and 2012, the Company did not record any gains or losses due to hedge ineffectiveness. The gains and losses on derivative financial instruments for which the Company does not elect hedge accounting treatment are recognized in the consolidated condensed statements of operations in each period based upon the change in the fair value of the derivative financial instrument. Cash flows from derivative financial instruments are reported as operating activities in the consolidated condensed statements of cash flows.

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

        The following table presents the location and fair value amounts of derivative instruments reported in the consolidated condensed balance sheets (in millions):

		Fair Value
Derivatives designated as hedging instruments	Balance Sheet Location	September 30, 2013	December 31, 2012
Assets
Foreign currency contracts	Other current assets	$13.2	$5.7
Liabilities
Foreign currency contracts	Accrued liabilities	$10.8	$—

        The following table presents the effect of master-netting agreements and rights of offset on the consolidated condensed balance sheets (in millions):

				Gross Amounts Not Offset in the Consolidated Balance Sheet
		Gross Amounts Offset in Consolidated Balance Sheet
			Net Amounts Presented in the Consolidated Balance Sheet
September 30, 2013	Gross Amounts(a)			Financial Instruments	Cash Collateral Received	Net Amount
Derivative Assets
Foreign currency contracts	$13.2	$—	$13.2	$(5.2)	$—	$8.0
Derivative Liabilities
Foreign currency contracts	$10.8	$—	$10.8	$(5.2)	$—	$5.6
December 31, 2012
Derivative Assets
Foreign currency contracts	$10.9	$(5.2)	$5.7	$—	$—	$5.7
Derivative Liabilities
Foreign currency contracts	$5.2	$(5.2)	$—	$—	$—	$—

(a)
The gross amounts presented as of December 31, 2012 do not include derivative assets of $3.8 million, and derivative liabilities of $3.8 million as these derivatives were not subject to a master-netting arrangement and did not have rights of offset.

        The following tables present the effect of derivative instruments on the consolidated condensed statements of operations and consolidated condensed statements of comprehensive income (in millions):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended September 30,			Three Months Ended September 30,
			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income
Derivatives in cash flow hedging relationships	2013	2012		2013	2012
Foreign currency contracts	$(14.4)	$(9.5)	Cost of goods sold	$7.3	$6.2

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	Nine Months Ended September 30,			Nine Months Ended September 30,
			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income
Derivatives in cash flow hedging relationships	2013	2012		2013	2012
Foreign currency contracts	$13.3	$3.9	Cost of goods sold	$18.3	$3.5

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended September 30,
	Location of Gain or (Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments		2013	2012
Foreign currency contracts	Other expense, net	$(0.3)	$(3.5)

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Nine Months Ended September 30,
	Location of Gain or (Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments		2013	2012
Foreign currency contracts	Other expense, net	$14.1	$(3.0)

        The Company expects that during the next twelve months it will reclassify to earnings a $3.6 million gain currently recorded in "Accumulated Other Comprehensive Loss."

9.     DEFINED BENEFIT PLANS

        The components of net periodic benefit cost for the three and nine months ended September 30, 2013 and 2012 were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Service cost	$2.0	$1.8	$5.9	$5.4
Interest cost	0.5	0.6	1.5	1.8
Expected return on plan assets	(0.3)	(0.4)	(0.9)	(1.1)
Amortization of actuarial loss, prior service credit and other	0.2	0.2	0.7	0.5

Net periodic benefit cost	$2.4	$2.2	$7.2	$6.6

10.   STOCK-BASED COMPENSATION

        Stock-based compensation expense related to awards issued under the Company's incentive compensation plans for the three and nine months ended September 30, 2013 and 2012 was as follows (in millions):

	Three Months Ended September 30		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of goods sold	$1.6	$1.4	$4.5	$3.7
Selling, general and administrative expenses	8.6	8.0	26.2	23.1
Research and development expenses	1.7	1.5	5.2	4.5

Total stock-based compensation expense	$11.9	$10.9	$35.9	$31.3

        At September 30, 2013, the total remaining compensation cost related to nonvested stock options, restricted stock units ("RSUs"), market-based restricted stock units ("MRSUs") and employee stock purchase plan ("ESPP") subscription awards amounted to $86.5 million, which will be amortized on a straight-line basis over the weighted-average remaining requisite service period of 31 months.

        During the nine months ended September 30, 2013, the Company granted 1.4 million stock options at a weighted-average exercise price of $71.51, and 0.2 million shares of RSUs at a weighted-average grant-date fair value of $72.25. The Company also granted 0.1 million shares of MRSUs at a weighted-average grant-date fair value of $49.78. The MRSUs vest based on a combination of certain service and market conditions. The actual number of shares issued will be determined based on the Company's total shareholder return relative to a selected industry peer group over a three-year performance period, and may range from 0 percent to 175 percent of the targeted number of shares granted.

  Fair Value Disclosures

        The fair value of the MRSUs was determined using a Monte Carlo simulation model, which uses multiple input variables to determine the probability of satisfying the market condition requirements. The weighted-average assumptions used to determine the fair value of the MRSUs granted during the nine months ended September 30, 2013 and 2012 included a risk-free interest rate of 0.4 percent and 0.3 percent, respectively, and an expected volatility rate of 33.4 percent and 30.4 percent, respectively.

        The Black-Scholes option pricing model was used with the following weighted-average assumptions for options granted during the following periods:

  Option Awards

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Risk-free interest rate	1.4%	0.6%	0.8%	0.7%
Expected dividend yield	None	None	None	None
Expected volatility	30.8%	31.2%	30.7%	31.3%
Expected term (years)	4.9	4.9	4.6	4.6
Fair value, per share	$19.46	$29.00	$19.47	$23.92

        The Black-Scholes option pricing model was used with the following weighted-average assumptions for ESPP subscriptions granted during the following periods:

  ESPP

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Risk-free interest rate	0.1%	0.2%	0.1%	0.1%
Expected dividend yield	None	None	None	None
Expected volatility	30.2%	36.0%	33.4%	33.2%
Expected term (years)	0.6	0.6	0.6	0.6
Fair value, per share	$16.05	$26.90	$20.31	$21.30

11.   ACCELERATED SHARE REPURCHASE

        In August 2013, the Company entered into an accelerated share repurchase ("ASR") agreement with a bank. The ASR agreement provides for the repurchase of the Company's common stock based on the volume-weighted average price ("VWAP") of the Company's common stock during the term of the agreement, less a discount, and is subject to collar provisions that establish minimum and maximum number of shares to be repurchased. In August 2013, under the terms of the ASR agreement, the Company paid $250.0 million and received an initial delivery of 3.1 million shares, representing the minimum number of shares to be repurchased under the agreement. The initial shares were valued at $72.39 per share based on the VWAP of the Company's common stock on August 23, 2013, which was the date the major terms of the ASR agreement were finalized, and represented approximately 90 percent of the total contract value. At the conclusion of the ASR agreement, the Company may receive additional shares, resulting in up to a maximum of 3.8 million shares. If the agreement had been settled on September 30, 2013, the bank would have been required to deliver 0.5 million additional shares based on an average VWAP, less the discount, of $69.54 per share for the period August 26 through September 30, 2013. The ASR agreement has a termination date of December 17, 2013, although the termination date may be accelerated at the bank's option.

        The ASR agreement was accounted for as two separate transactions: (a) the value of the initial delivery of shares was recorded as shares of common stock acquired in a treasury stock transaction on the acquisition date and (b) the remaining amount of the purchase price paid was recorded as a forward contract indexed to the Company's own common stock and was recorded in "Additional Paid-in Capital" on the consolidated condensed balance sheet. The initial delivery of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share. The Company determined that the forward contract indexed to the Company's common stock met all the applicable criteria for equity classification and, therefore, was not accounted for as a derivative instrument.

12.   COMMITMENTS AND CONTINGENCIES

        In February 2008, Edwards Lifesciences filed a lawsuit against CoreValve, Inc. in the U.S. District Court for the District of Delaware alleging that its ReValving System infringes three of Edwards' U.S. Andersen patents, later narrowed to one patent ("the '552 patent"). Medtronic, Inc. ("Medtronic") acquired CoreValve, Inc. ("Medtronic CoreValve") in April 2009. In April 2010, a federal jury found the '552 patent to be valid and found that Medtronic CoreValve willfully infringes it. The jury also awarded Edwards $73.9 million in damages. In February 2011, the District Court reaffirmed the jury decision and ruled that Edwards is entitled to recover additional damages due to Medtronic CoreValve's continued infringing sales from the trial through the life of the patent, plus interest. In the same ruling, the court denied Edwards' motions for a permanent injunction, as well as its motion for increased damages relating to Medtronic CoreValve's willful infringement. In November 2012, the U.S. Court of Appeals for the Federal Circuit affirmed the April 2010 federal jury decision that Medtronic CoreValve is willfully infringing the '552 patent and ordered the trial court to reconsider Edwards' request for a permanent injunction that would prohibit the manufacture or sale of the CoreValve System in the United States. The Court of Appeals also affirmed the validity of the '552 patent and the federal jury's verdict awarding an initial payment of $73.9 million in damages to Edwards, which covers infringement through early 2010. In February 2013, the Court of Appeals issued a mandate affirming the judgment of the District Court and directing it to reconsider its prior denial of Edwards' request for a permanent injunction and to assess additional damages for the period after the date of the jury award. In February 2013, Edwards received a payment of $83.6 million from Medtronic in satisfaction of the April 2010 jury award of damages for infringement, including accrued interest, through April 2010. Proceedings continue before the District Court regarding the permanent injunction and the additional damages. In October 2013, the U.S. Supreme Court denied Medtronic's request for review of the Court of Appeals decision.

        A second lawsuit is pending in the same District Court against Medtronic CoreValve and Medtronic alleging infringement of three of Edwards' U.S. Andersen patents. In July 2013, the District Court dismissed one of the patents from the lawsuit based on the outcome of reexamination proceedings at the United States Patent and Trademark Office ("USPTO").

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

        In August 2012, Edwards filed a lawsuit against Medtronic in the German District Court of Mannheim alleging that Medtronic's CoreValve and Evolut valves infringe two of Edwards' transcatheter valve patents. These patents were issued by the European Patent Office ("EPO") and were validated as national patents in various European countries, including Germany. In April 2013, Edwards added a third transcatheter valve patent to the lawsuit. An infringement hearing was held in April 2013 for one of the original patents, and the Court ruled that the Medtronic valves did not infringe that patent. Edwards has appealed this decision. The hearing for the second patent was held in May 2013 and the Court subsequently ruled that the Medtronic valves infringe that patent. The Court granted an injunction prohibiting the sale of CoreValve and Evolut systems in Germany, a recall of these products, and an accounting for past damages. The Court's decision requires Edwards to post a €50 million bond in order to enforce the decision. Edwards has posted this bond, which did not require any transfer or restriction of cash. The bond is a guarantee of Edwards' potential liability for damages incurred by Medtronic for lost sales of its valves during the injunction if the decision is reversed on appeal or the patents are held invalid. Edwards is currently not able to estimate the impact of the infringement decision. A hearing date for the third patent is scheduled for December 2013. Related oppositions on the validity of these patents are ongoing at the EPO. In the opposition to the second patent, the EPO issued a non-binding preliminary opinion in October 2013 outlining concerns about the validity of that patent. An EPO hearing for the opposition to the second patent is scheduled for March 2014.

        On September 18, 2013 and October 24, 2013, persons purporting to represent a class of persons who purchased the common stock of Edwards between April 25, 2012 and April 23, 2013 filed lawsuits against Edwards and certain of its officers in the United States District Court for the Central District of California. The lawsuits allege that certain of Edwards' public statements concerning the projected sales and prospects of the SAPIEN transcatheter aortic heart valve were false and misleading and assert claims under Sections 10(b) and 20 of the Securities Exchange Act of 1934. Edwards believes that the lawsuits are without merit and intends to vigorously defend against the allegations.

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

13.   ACCUMULATED OTHER COMPREHENSIVE LOSS

        Presented below is a summary of activity for each component of "Accumulated Other Comprehensive Loss" for the nine months ended September 30, 2013.

	Foreign Currency Translation Adjustments	Unrealized Gain on Cash Flow Hedges	Unrealized Gain on Available-for-Sale Investments	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
	(in millions)
December 31, 2012	$(25.8)	$7.0	$1.4	$(20.5)	$(37.9)
Other comprehensive (loss) income before reclassifications	(0.7)	13.3	(1.0)	—	11.6
Amounts reclassified from accumulated other comprehensive loss	—	(18.3)	—	—	(18.3)
Deferred income tax income	—	1.6	0.1	—	1.7

September 30, 2013	$(26.5)	$3.6	$0.5	$(20.5)	$(42.9)

        The following table provides information about amounts reclassified from "Accumulated Other Comprehensive Loss" (in millions):

	Amount Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Loss Components	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Affected Line on Consolidated Condensed Statements of Operations
Gain on cash flow hedges	$7.3	$18.3	Cost of goods sold
	(2.8)	(7.0)	Provision for income taxes

	$4.5	$11.3	Net of tax

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

        The table below presents the computation of basic and diluted earnings per share (in millions, except for per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic:
Net income	$76.9	$69.2	$315.9	$202.1

Weighted-average shares outstanding	111.0	115.7	112.5	114.9

Basic earnings per share	$0.69	$0.60	$2.81	$1.76

Diluted:
Net income	$76.9	$69.2	$315.9	$202.1

Weighted-average shares outstanding	111.0	115.7	112.5	114.9
Dilutive effect of stock plans	1.9	3.3	2.2	3.5

Dilutive weighted-average shares outstanding	112.9	119.0	114.7	118.4

Diluted earnings per share	$0.68	$0.58	$2.75	$1.71

        Stock options, RSUs, and MRSUs to purchase 3.6 million and 1.3 million shares for the three months ended September 30, 2013 and 2012, respectively, and 3.2 million and 1.6 million for the nine months ended September 30, 2013 and 2012, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. Additionally, 0.5 million shares that would have been received if the ASR agreement discussed in Note 11 were settled as of September 30, 2013 were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

15.   INCOME TAXES

        The Company's effective income tax rates were 23.0% and 23.7% for the three and nine months ended September 30, 2013, respectively, and 25.9% and 24.8% for the three and nine months ended September 30, 2012, respectively.

        The federal research credit expired on December 31, 2011 and was not reinstated until January 2, 2013. Accordingly, the effective income tax rates for the three and nine months ended September 30, 2012 were calculated without an assumed benefit for the federal research credit. The effective income tax rate for the nine months ended September 30, 2013 included (1) an $8.4 million benefit for the full year 2012 federal research credit and (2) $31.3 million of tax expense associated with the $83.6 million litigation award received from Medtronic, Inc. in February 2013 (see Note 2). The effective income tax rate for the nine months ended September 30, 2012 included a $2.3 million benefit from the remeasurement of uncertain tax positions.

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

        As of September 30, 2013 and December 31, 2012, the liability for income taxes associated with uncertain tax positions was $128.2 million and $113.6 million, respectively. The Company estimates that these liabilities would be reduced by $27.3 million and $26.1 million, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments. The net amounts of $100.9 million and $87.5 million, respectively, if not required, would favorably affect the Company's effective tax rate.

        At September 30, 2013, the Company had concluded all United States federal income tax matters for years through 2008. The Internal Revenue Service began its examination of the 2009 and 2010 tax years during the second quarter of 2011. All material state, local and foreign income tax matters have been concluded for years through 2006.

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

        The table below presents information about Edwards Lifesciences' reportable segments (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Segment Net Sales
United States	$232.1	$193.5	$700.5	$587.1
Europe	146.2	129.7	462.4	430.9
Japan	69.2	70.7	209.5	214.0
Rest of world	65.4	62.0	183.0	171.7

Total segment net sales	$512.9	$455.9	$1,555.4	$1,403.7

Segment Pre-tax Income
United States	$135.1	$109.2	$410.6	$330.2
Europe	66.2	53.4	212.4	185.2
Japan	31.6	36.5	102.0	110.2
Rest of world	20.1	19.3	50.1	48.5

Total segment pre-tax income	$253.0	$218.4	$775.1	$674.1

        The table below presents reconciliations of segment net sales to consolidated net sales and segment pre-tax income to consolidated pre-tax income (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Sales Reconciliation
Segment net sales	$512.9	$455.9	$1,555.4	$1,403.7
Foreign currency	(17.3)	(8.0)	(45.9)	(14.6)

Consolidated net sales	$495.6	$447.9	$1,509.5	$1,389.1

Pre-tax Income Reconciliation
Segment pre-tax income	$253.0	$218.4	$775.1	$674.1
Unallocated amounts:
Corporate items	(148.8)	(127.4)	(440.0)	(399.1)
Special gains (charges)	—	—	83.6	(7.0)
Interest (expense) income, net	(1.0)	0.3	(1.2)	0.4
Foreign currency	(3.3)	2.1	(3.7)	0.5

Consolidated pre-tax income	$99.9	$93.4	$413.8	$268.9

Enterprise-Wide Information

        Enterprise-wide information is based on actual foreign exchange rates used in the Company's consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Net Sales by Geographic Area
United States	$232.1	$193.6	$700.5	$587.2
Europe	144.4	121.8	454.2	417.1
Japan	56.7	71.8	176.0	214.9
Rest of world	62.4	60.7	178.8	169.9

	$495.6	$447.9	$1,509.5	$1,389.1

Net Sales by Major Product and Service Area
Surgical Heart Valve Therapy	$191.8	$185.7	$594.2	$589.8
Transcatheter Heart Valves	172.0	123.8	523.8	391.1
Critical Care	131.8	138.4	391.5	408.2

	$495.6	$447.9	$1,509.5	$1,389.1

	September 30, 2013	December 31, 2012
	(in millions)
Long-lived Tangible Assets by Geographic Area
United States	$293.4	$263.4
International	146.6	136.2

	$440.0	$399.6

17.   SUBSEQUENT EVENT

        In October 2013, the Company issued $600.0 million of 2.875% fixed-rate unsecured senior notes due October 15, 2018 (the "Notes"). The proceeds from the Notes of $597.0 million, which is net of an issuance discount of $3.0 million, was used to repay all amounts outstanding under the Company's Credit Facility and the remainder will be used for general corporate purposes. Interest is payable semi-annually in arrears, with the first payment commencing in April 2014. The effective interest rate is 2.983%. Issuance costs, which were $1.8 million as of September 30, 2013, as well as the discount on the Notes, will be amortized to interest expense over the term of the Notes. The Company may redeem the Notes, in whole or in part, at any time and from time to time at specified redemption prices. In addition, upon the occurrence of certain change of control triggering events, the Company may be required to repurchase all or a portion of the Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest. The Notes also include covenants that limit the Company's ability to incur secured indebtedness, enter into sale and leaseback transactions, and consolidate, merge or transfer all or substantially all of its assets.

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

Results of Operations

  Net Sales Trends
  (dollars in millions)

	Three Months Ended September 30,				Nine Months Ended September 30,
				Percent Change				Percent Change
	2013	2012	Change		2013	2012	Change
United States	$232.1	$193.6	$38.5	19.9%	$700.5	$587.2	$113.3	19.3%
International	263.5	254.3	9.2	3.6%	809.0	801.9	7.1	0.9%

Total net sales	$495.6	$447.9	$47.7	10.6%	$1,509.5	$1,389.1	$120.4	8.7%

        In the United States, the $38.5 million and $113.3 million increases in net sales for the three and nine months ended September 30, 2013 were due primarily to Transcatheter Heart Valves, which increased net sales by $30.8 million and $101.2 million, respectively, driven primarily by sales of the Edwards SAPIEN transcatheter heart valve. Procedure volume increased following the United States Food and Drug Administration ("FDA") action in October 2012 to expand the indicated patient population and access routes compared to the original 2011 approval.

        International net sales increased $9.2 million and $7.1 million for the three and nine months ended September 30, 2013, respectively, due primarily to:

  •
  Transcatheter Heart Valves, which increased net sales by $14.7 million and $29.5 million, respectively, driven primarily by sales of the Edwards SAPIEN XT transcatheter heart valve; and

  •
  surgical heart valve products, which increased net sales by $4.9 million and $10.4 million, respectively, driven primarily by sales of the Carpentier-Edwards PERIMOUNT Magna Mitral Ease and EDWARDS INTUITY Elite valves;

        partially offset by:

  •
  foreign currency exchange rate fluctuations, which decreased net sales by $9.0 million and $31.0 million, respectively, due primarily to the weakening of the Japanese yen against the United States dollar, partially offset by the strengthening of the Euro against the United States dollar.

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

  Net Sales by Product Group
  (dollars in millions)

	Three Months Ended September 30,				Nine Months Ended September 30,
				Percent Change				Percent Change
	2013	2012	Change		2013	2012	Change
Surgical Heart Valve Therapy	$191.8	$185.7	$6.1	3.3%	$594.2	$589.8	$4.4	0.7%
Transcatheter Heart Valves	172.0	123.8	48.2	38.9%	523.8	391.1	132.7	33.9%
Critical Care	131.8	138.4	(6.6)	(4.8)%	391.5	408.2	(16.7)	(4.1)%

Total net sales	$495.6	$447.9	$47.7	10.6%	$1,509.5	$1,389.1	$120.4	8.7%

  Surgical Heart Valve Therapy

        Net sales of Surgical Heart Valve Therapy products increased by $6.1 million and $4.4 million for the three and nine months ended September 30, 2013, respectively, due primarily to:

  •
  surgical heart valve products, which increased net sales by $10.4 million and $17.1 million, respectively, driven primarily by sales of the Carpentier-Edwards PERIMOUNT Magna Aortic Ease, Carpentier-Edwards PERIMOUNT Magna Mitral Ease, and EDWARDS INTUITY Elite valves; and

  •
  cardiac surgery systems, which increased net sales by $0.9 million and $2.7 million, respectively, driven primarily by sales of specialty cannula products;

        partially offset by:

  •
  foreign currency exchange rate fluctuations, which decreased net sales by $4.8 million and $14.8 million, respectively, due primarily to the weakening of the Japanese yen against the United States dollar, partially offset by the strengthening of the Euro against the United States dollar.

        At the end of the first quarter of 2013, the Company received approval to sell its Carpentier-Edwards PERIMOUNT Magna Ease valve in China. In the United States, the Company received approval from the FDA to include EDWARDS INTUITY Elite, its next generation minimally invasive aortic valve surgery system, in its ongoing TRANSFORM Trial, a clinical trial designed to support FDA approval for the product. The Company is continuing to enroll patients in its COMMENCE clinical trial, which is studying its next-generation tissue treatment platform applied to the Magna Ease aortic surgical valve and the Magna Mitral Ease valve.

  Transcatheter Heart Valves

        Net sales of Transcatheter Heart Valves for the three and nine months ended September 30, 2013 increased by $48.2 million and $132.7 million, respectively, due primarily to:

  •
  the Edwards SAPIEN transcatheter heart valve in the United States, which increased net sales by $23.6 million and $91.2 million, respectively; and

  •
  the Edwards SAPIEN XT transcatheter heart valve, which increased net sales by $22.4 million and $41.2 million, respectively, primarily due to an increase in international sales.

        The Company completed enrollment in Cohort A, the surgical arm of The PARTNER II Trial, which is evaluating the Edwards SAPIEN XT transcatheter heart valve for the United States market. The Company submitted its pre-market approval for Cohort B of The PARTNER II Trial to the FDA during the second quarter of 2013. Cohort B is designed for patients with a higher risk profile who are deemed inoperable. Also, during the second quarter of 2013, the Company received approval for SAPIEN XT in Japan, and began commercial sales in October 2013. During the third quarter of 2013, the Company received approval for SAPIEN in Australia and SAPIEN XT in Canada, and received FDA approval to expand The PARTNER II Trial to include a 500 patient cohort to study the Edwards SAPIEN 3 transcatheter valve system in high risk and inoperable patients. Also, in the third quarter of 2013, the FDA revised the label for the Company's SAPIEN valve to remove references to specific access points now making it available for inoperable patients who need alternate access points.

  Critical Care

        Net sales of Critical Care products for the three and nine months ended September 30, 2013 decreased by $6.6 million and $16.7 million, respectively, due primarily to foreign currency exchange rate fluctuations, which decreased net sales by $7.3 million and $19.6 million, respectively, due primarily to the weakening of the Japanese yen against the United States dollar.

  Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Gross profit as a percentage of net sales	73.8%	75.1%	(1.3) pts.	75.0%	73.5%	1.5 pts.

        The percentage point decrease in gross profit for the three months ended September 30, 2013 and the percentage point increase in gross profit as a percentage of net sales for the nine months ended September 30, 2013 were driven primarily by:

  •
  a 2.3 percentage point and 1.3 percentage point decrease, respectively, primarily due to higher manufacturing costs in preparation for multiple Transcatheter Heart Valve product introductions; and

  •
  a 0.4 percentage point decrease and 0.7 percentage point increase, respectively, due to the impact of foreign currency exchange rate fluctuations, including the settlement of foreign currency hedging contracts;

        partially offset by:

  •
  a 1.0 percentage point and 1.2 percentage point increase, respectively, in the United States, and a 0.8 percentage point and 0.5 percentage point increase, respectively, in international markets, due to a more profitable product mix, primarily higher sales of Transcatheter Heart Valves; and

  •
  a 0.5 percentage point increase for the nine month period due to the voluntary recalls of certain of the Company's heart valves and Critical Care catheters during the second quarter of 2012;

  Selling, General and Administrative ("SG&A") Expenses
  (dollars in millions)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
SG&A expenses	$180.5	$167.8	$12.7	$555.1	$527.4	$27.7
SG&A expenses as a percentage of net sales	36.4%	37.5%	(1.1) pts.	36.8%	38.0%	(1.2) pts.

        The increase in SG&A expenses for the three and nine months ended September 30, 2013 was due primarily to (1) higher sales and marketing expenses in the United States and Japan, mainly to support the Transcatheter Heart Valve program and (2) the 2.3% excise tax on United States sales of most medical devices which became effective in 2013. These increases were partially offset by the impact of foreign currency, which reduced expenses by $2.6 million and $8.9 million, respectively, due primarily to the weakening of the Japanese yen against the United States dollar, partially offset by the strengthening of the Euro against the United States dollar. The decrease in SG&A expenses as a percentage of net sales for the three and nine months ended September 30, 2013 was due primarily to decreased SG&A expenses in Europe as a percentage of net sales.

  Research and Development Expenses
  (dollars in millions)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Research and development expenses	$84.1	$73.8	$10.3	$244.4	$216.4	$28.0
Research and development expenses as a percentage of net sales	17.0%	16.5%	0.5 pts.	16.2%	15.6%	0.6 pts.

        The increase in research and development expenses for the three and nine months ended September 30, 2013 was due primarily to additional investments in a number of heart valve clinical studies and, for the nine months ended September 30, 2013, new product development efforts in the Transcatheter Heart Valve program.

  Special (Gains) Charges

  Litigation Award

        In February 2013, the Company received $83.6 million from Medtronic, Inc. in satisfaction of the April 2010 jury award of damages for infringement of the U.S. Andersen transcatheter heart valve patent, including accrued interest. For further information, see Note 12 to the "Consolidated Condensed Financial Statements."

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

  Interest Expense (Income), net
  (in millions)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Interest expense	$1.9	$0.9	$1.0	$4.7	$3.2	$1.5
Interest income	(0.9)	(1.2)	0.3	(3.5)	(3.6)	0.1

Interest expense (income), net	$1.0	$(0.3)	$1.3	$1.2	$(0.4)	$1.6

        The increase in interest expense for the three and nine months ended September 30, 2013 resulted primarily from a higher average debt balance as compared to the prior year period. The decrease in interest income during the three and nine months ended September 30, 2013 resulted primarily from lower average interest rates, partially offset by higher average investment balances. In October 2013, the Company issued $600.0 million of 2.875% fixed-rate unsecured senior notes, which is expected to increase the Company's interest expense.

  Other Expense, net
  (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Loss (gain) on investments in unconsolidated affiliates	$0.7	$0.3	$0.7	$(0.7)
Foreign exchange losses, net	0.3	0.6	1.5	1.7
(Gain) loss on sale of property	(0.3)	0.6	(0.3)	0.6
License agreement	—	—	—	(0.9)
Other	(0.3)	—	(0.2)	0.3

Other expense, net	$0.4	$1.5	$1.7	$1.0

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

        The gain on sale of property during 2013 relates to the sale of property development rights. The loss on sale of property during 2012 was due to the sale of one of the Company's buildings.

        The license agreement gain relates to the collection of a previously fully reserved promissory note under a licensing arrangement.

  Provision for Income Taxes

        The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the United States, which have statutory tax rates lower than the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates. The Company's effective income tax rates were 23.0% and 23.7% for the three and nine months ended September 30, 2013, respectively, and 25.9% and 24.8% for the three and nine months ended September 30, 2012, respectively.

        The federal research credit expired on December 31, 2011 and was not reinstated until January 2, 2013. Accordingly, the effective income tax rates for the three and nine months ended September 30, 2012 were calculated without an assumed benefit for the federal research credit. The effective income tax rate for the nine months ended September 30, 2013 included (1) an $8.4 million benefit for the full year 2012 federal research credit and (2) $31.3 million of tax expense associated with the $83.6 million litigation award received from Medtronic, Inc. in February 2013 (see Note 2 to the "Consolidated Condensed Financial Statements"). The effective income tax rate for the nine months ended September 30, 2012 included a $2.3 million benefit from the remeasurement of uncertain tax positions.

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

        As of September 30, 2013 and December 31, 2012, the liability for income taxes associated with uncertain tax positions was $128.2 million and $113.6 million, respectively. The Company estimates that these liabilities would be reduced by $27.3 million and $26.1 million, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments. The net amounts of $100.9 million and $87.5 million, respectively, if not required, would favorably affect the Company's effective tax rate.

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

        The Company believes that cash held in the United States, in addition to amounts available under credit facilities and cash from operations, are sufficient to fund its United States operating requirements. Cash and cash equivalents and short-term investments held outside the United States have historically been used to fund international operations and acquire businesses outside of the

United States, although a portion of those amounts may from time to time be subject to temporary intercompany loans into the United States. As of September 30, 2013, cash and cash equivalents and short-term investments held outside the United States were $712.9 million. The majority of cash and cash equivalents and short-term investments held outside the United States relate to undistributed earnings of certain of the Company's foreign subsidiaries which are considered to be indefinitely reinvested by the Company. Repatriations of cash and cash equivalents and short-term investments held outside the United States are subject to restrictions in certain jurisdictions and may be subject to withholding and other taxes. The potential tax liability related to any repatriation would be dependent on the facts and circumstances that would exist at the time such repatriation is made and the complexities of the tax laws of the United States and the respective foreign jurisdictions.

        The Company has a Four-Year Credit Agreement ("the Credit Facility") which matures on July 29, 2015. The Credit Facility provides up to an aggregate of $500.0 million in borrowings in multiple currencies, with an "accordion feature" allowing the Company to increase the availability under the Credit Facility to $750.0 million under certain circumstances. On June 13, 2013, the Company exercised the accordion feature and amended its Credit Facility to increase the aggregate borrowings provided under the Credit Facility to $750.0 million. Borrowings generally bear interest at the London interbank offering rate ("LIBOR") plus a spread ranging from 0.875% to 1.600%, depending on the leverage ratio as defined in the Credit Facility. The Company also pays a facility fee ranging from 0.125% to 0.275%, depending on the leverage ratio, on the entire facility whether or not drawn. As of September 30, 2013, all amounts outstanding under the Credit Facility have been classified as long-term obligations as these borrowings were expected to be refinanced through the issuance of long-term notes payable. As of September 30, 2013, borrowings of $532.1 million were outstanding under the Credit Facility. The Credit Facility is unsecured and contains various financial and other covenants, including a maximum leverage ratio and a minimum interest coverage ratio, as defined in the Credit Facility. The Company was in compliance with all covenants at September 30, 2013.

        In October 2013, the Company issued $600.0 million of 2.875% fixed-rate unsecured senior notes due October 15, 2018 (the "Notes"). The proceeds from the Notes of $597.0 million, which is net of an issuance discount of $3.0 million, were used to repay all amounts outstanding under the Company's Credit Facility and the remainder will be used for general corporate purposes. Interest is payable semi-annually in arrears, with the first payment commencing in April 2014. The Company may redeem the Notes, in whole or in part, at any time and from time to time at specified redemption prices. In addition, upon the occurrence of certain change of control triggering events, the Company may be required to repurchase all or a portion of the Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest. The Notes also include covenants that limit the Company's ability to incur secured indebtedness, enter into sale and leaseback transactions, and consolidate, merge or transfer all or substantially all of its assets.

        In September 2011, the Board of Directors approved a stock repurchase program authorizing the Company to purchase on the open market and in privately negotiated transactions up to $500.0 million of the Company's common stock. Under this stock repurchase authorization, in November 2012, the Company entered into a Rule 10b5-1 plan to repurchase, during 2013, up to $245.0 million of the Company's common stock in accordance with certain pre-defined price parameters. As of September 30, 2013, the Company had repurchased $245.0 million under that plan. In May 2013, the Board of Directors approved a new stock repurchase program authorizing the Company to purchase on the open market and in privately negotiated transactions up to an additional $750.0 million of the Company's common stock. Under this stock repurchase authorization, in August 2013, the Company entered into an accelerated share repurchase ("ASR") agreement with a bank to repurchase $250.0 million of the Company's common stock. The Company received an initial delivery of 3.1 million shares under the ASR agreement, representing the minimum number of shares to be repurchased under the agreement, which was approximately 90 percent of the total contract value. In October 2013, the ASR agreement concluded, and the Company received an additional 0.4 million shares. During the nine months ended September 30, 2013, the Company repurchased a total of 6.4 million shares at an aggregate cost of $495.0 million, and as of September 30, 2013, had remaining authority to purchase $502.6 million of the Company's common stock. In addition to shares repurchased under the stock repurchase program, the Company also acquired shares to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

        At September 30, 2013, there had been no material changes in the Company's significant contractual obligations and commercial commitments as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2012.

        Net cash flows provided by operating activities of $361.4 million for the nine months ended September 30, 2013 increased $114.0 million over the same period last year due primarily to (1) the receipt of $83.6 million from Medtronic, Inc. in satisfaction of the April 2010 jury award of damages for infringement of the U.S. Andersen transcatheter heart valve patent and (2) improved operating performance. These increases were partially offset by a $24.3 million impact from excess tax benefits from stock plans, primarily as a result of the realization of excess tax benefits that had been previously unrealized due to credit carryforwards and net operating losses in the United States in 2011.

        Net cash used in investing activities of $165.8 million for the nine months ended September 30, 2013 consisted primarily of capital expenditures of $88.9 million and net purchases of short-term investments of $71.1 million.

        Net cash used in investing activities of $106.2 million for the nine months ended September 30, 2012 consisted primarily of capital expenditures of $64.9 million and net purchases of short-term investments of $38.1 million.

        Net cash used in financing activities of $45.6 million for the nine months ended September 30, 2013 consisted primarily of purchases of treasury stock of $496.9 million, partially offset by net proceeds from debt of $345.3 million, the excess tax benefit from stock plans of $63.3 million (including the realization of previously unrealized excess tax benefits), and proceeds from stock plans of $36.9 million.

        Net cash used in financing activities of $8.7 million for the nine months ended September 30, 2012 consisted primarily of purchases of treasury stock of $166.3 million, partially offset by proceeds from stock plans of $89.4 million, the excess tax benefit from stock plans of $39.0 million (including the realization of previously suspended excess tax benefits), and net proceeds from debt of $26.3 million.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

  Interest Rate Risk, Foreign Currency Risk, Credit Risk and Concentrations of Risk

        For a complete discussion of the Company's exposure to interest rate risk, foreign currency risk, credit risk and concentrations of risk, refer to Item 7A "Quantitative and Qualitative Disclosures About Market Risk" on pages 39-40 of the Company's Annual Report on Form 10-K for the year ended December 31, 2012. As of September 30, 2013, there have been no significant changes from the information discussed therein. See "Liquidity and Capital Resources" for information on the subsequent issuance of unsecured senior notes.

  Investment Risk

        Edwards Lifesciences is exposed to investment risks related to changes in the fair values of its investments. The Company invests in equity instruments of public and private companies. These investments are classified in "Investments in Unconsolidated Affiliates" on the consolidated condensed balance sheets.

        As of September 30, 2013, Edwards Lifesciences had $20.7 million of investments in equity instruments of other companies and had recorded unrealized gains of $0.5 million on these investments in "Accumulated Other Comprehensive Loss," net of tax. Should these companies experience a decline in financial condition or fail to meet certain development milestones, the decline in the investments' value may be considered other-than-temporary and impairment charges may be necessary.

Item 4.    Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    The Company's management, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2013. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded as of September 30, 2013 that the Company's disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no changes in the Company's internal controls over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information

Item 1.    Legal Proceedings

        For a description of our material pending legal proceedings, please see Note 12 to the "Consolidated Condensed Financial Statements" of this Quarterly Report on Form 10-Q, which is incorporated by reference.

Item 1A.    Risk Factors

        There have been no material changes to the risk factors under Part I, Item 1A "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(b)(c)
July 1, 2013 through July 31, 2013	—	$—	—	$752.6
August 1, 2013 through August 31, 2013	3,143,779	72.39	3,139,460	502.6
September 1, 2013 through September 30, 2013	—	—	—	502.6

Total	3,143,779	72.39	3,139,460

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

(c)
In August 2013, the Company paid $250.0 million under its ASR agreement and received an initial delivery of 3.1 million shares of the Company's common stock at $72.39 per share, representing approximately 90 percent of the total contract value. In October 2013, the ASR concluded, and the Company received an additional 0.4 million shares. Shares purchased pursuant to the ASR agreement are presented in the table above in the periods in which they were received. The amount that may yet be purchased under the stock repurchase program, as presented in the above table, was reduced by the $250.0 million payment.

Item 6.    Exhibits

        Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto and include the following:

4.1	Indenture, dated as of September 6, 2013, between Edwards Lifesciences Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.5 in Edwards Lifesciences' Registration Statement on Form S-3, filed September 6, 2013).

4.2	First Supplemental Indenture, dated as of October 3, 2013, to the Indenture, dated September 6, 2013, by and between Edwards Lifesciences Corporation and Wells Fargo Bank, National Association, as trustee, including the Form of Global Note for the 2.875% Senior Notes due 2018 as Exhibit A therein (incorporated by reference to Exhibit 4.1 in Edwards Lifesciences' Form 8-K, filed October 3, 2013).
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from Edwards Lifesciences' Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDWARDS LIFESCIENCES CORPORATION (Registrant)
Date: November 7, 2013	By:	/s/ THOMAS M. ABATE Thomas M. Abate Corporate Vice President, Chief Financial Officer (Chief Accounting Officer)

EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

Exhibit No.	Description
4.1	Indenture, dated as of September 6, 2013, between Edwards Lifesciences Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.5 in Edwards Lifesciences' Registration Statement on Form S-3, filed September 6, 2013).
4.2	First Supplemental Indenture, dated as of October 3, 2013, to the Indenture, dated September 6, 2013, by and between Edwards Lifesciences Corporation and Wells Fargo Bank, National Association, as trustee, including the Form of Global Note for the 2.875% Senior Notes due 2018 as Exhibit A therein (incorporated by reference to Exhibit 4.1 in Edwards Lifesciences' Form 8-K, filed October 3, 2013).
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from Edwards Lifesciences' Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements