Form 10-K
period 2013-12-31
Edwards Lifesciences Corp
filed 2014-02-28
CIK 1099800

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

          The aggregate market value of the registrant's common stock held by non-affiliates as of June 28, 2013 (the last trading day of the registrant's most recently completed second quarter): $7,477,512,403 based on a closing price of $67.20 of the registrant's common stock on the New York Stock Exchange. This calculation does not reflect a determination that persons are affiliates for any other purpose.

          The number of shares outstanding of the registrant's common stock, $1.00 par value, as of January 31, 2014, was 107,240,547.

Documents Incorporated by Reference

          Portions of the registrant's proxy statement for the 2014 Annual Meeting of Stockholders (to be filed within 120 days of December 31, 2013) are incorporated by reference into Part III, as indicated herein.

EDWARDS LIFESCIENCES CORPORATION
Form 10-K Annual Report—2013

PART I

Item 1.    Business

        This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements contained in this report to be covered by the safe harbor provisions of such Acts. All statements other than statements of historical fact in this report or referred to or incorporated by reference into this report are "forward-looking statements" for purposes of these sections. These statements include, among other things, any predictions of earnings, revenues, expenses or other financial items, plans or expectations with respect to development activities, clinical trials or regulatory approvals, any statements of plans, strategies and objectives of management for future operations, any statements concerning our future operations, financial conditions and prospects, and any statements of assumptions underlying any of the foregoing. These statements can sometimes be identified by the use of the forward-looking words such as "may," "believe," "will," "expect," "project," "estimate," "should," "anticipate," "plan," "goal," "continue," "seek," "pro forma," "forecast," "intend," "guidance," "optimistic," "aspire," "confident," other forms of these words or similar words or expressions or the negative thereof. Investors are cautioned not to unduly rely on such forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause our results or future business, financial condition, results of operations or performance to differ materially from the our historical results or experiences or those expressed or implied in any forward-looking statements contained in this report. See "Risk Factors" below for a further discussion of these risks, as well as our subsequent reports on Forms 10-Q and 8-K. These forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections.

Overview

        Edwards Lifesciences Corporation is focused on technologies that treat structural heart disease and critically ill patients. A pioneer in the development and commercialization of heart valve products, we are the world's leading manufacturer of heart valves and repair products used to replace or repair a patient's diseased or defective heart valve. We are also a global leader in hemodynamic monitoring systems used to measure a patient's cardiovascular function in the hospital setting.

        Cardiovascular disease is the number-one cause of death in the world, and is the top disease in terms of health care spending in nearly every country. Cardiovascular disease is progressive in that it tends to worsen over time and often affects an individual's entire circulatory system.

        Patients undergoing treatment for cardiovascular disease may be treated using a variety of our products and technologies. For example, an individual with a heart valve disorder may have a faulty valve. A clinician may elect to remove the valve and replace it with one of our bioprosthetic surgical tissue heart valves, surgically re-shape and repair the faulty valve with an Edwards Lifesciences annuloplasty ring, or deploy an Edwards Lifesciences transcatheter valve via a minimally invasive catheter-based system. If a patient undergoes open-heart surgery, our cardiac surgery systems products may be used while the patient's heart and lung functions are being bypassed, or during minimally invasive valve surgery. Virtually all high-risk patients in the operating room or intensive care unit are candidates for having their cardiac function monitored by our Critical Care products. If the circulatory problems are in the limbs rather than in the heart, the patient's procedure may involve some of our vascular products, which include various types of balloon-tipped catheters that are used to remove blood clots from diseased blood vessels.

Segment and Geographical Information

        We conduct operations worldwide and are managed in the following geographical regions: United States, Europe, Japan and Rest of World. All regions sell products that are used to treat advanced cardiovascular disease. Additional segment and geographical information is incorporated herein by reference to Note 17 to the "Consolidated Financial Statements." See also the risk factor "Our business is subject to economic, political and other risks associated with international sales and operations, including risks arising from currency exchange rate fluctuations" in Part I, Item 1A, "Risk Factors", for information regarding risks involving our international operations.

Corporate Background

        Edwards Lifesciences Corporation was incorporated in Delaware on September 10, 1999. Unless otherwise indicated or otherwise required by the context, the terms "we," "our," "it," "its," "Company," "Edwards" and "Edwards Lifesciences" refer to Edwards Lifesciences Corporation and its subsidiaries.

        Our principal executive offices are located at One Edwards Way, Irvine, California 92614. The telephone number at that address is (949) 250-2500. We make available, free of charge on our website located at www.edwards.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after filing such reports with the Securities and Exchange Commission ("SEC"). The contents of our website are not incorporated by reference into this report.

Edwards Lifesciences' Product and Technology Offerings

        The following discussion summarizes the main areas of products and technologies we offer to treat advanced cardiovascular disease. These are categorized into three main areas: Surgical Heart Valve Therapy, Transcatheter Heart Valves, and Critical Care. For more information on net sales from these three main areas, see "Net Sales by Product Group" under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Surgical Heart Valve Therapy

        We are the global leader in heart valve therapy and the world's leading manufacturer of heart valves and repair products, which are used to replace or repair a patient's diseased or defective heart valve. We produce pericardial valves from biologically inert animal tissue sewn onto proprietary wireform stents.

        The core of our surgical tissue heart valve product line is the Carpentier-Edwards PERIMOUNT pericardial valve, including the line of PERIMOUNT Magna Ease valves, the newest generation pericardial valves for aortic and mitral replacement. With their proven durability and performance, PERIMOUNT valves are the most widely prescribed tissue heart valves in the world. In addition to its replacement valves, we pioneered and are the worldwide leader in heart valve repair therapies, including annuloplasty rings and systems. We have also developed the EDWARDS INTUITY Valve System, a minimally invasive aortic heart valve system designed to enable a faster procedure, shorter patient time on cardiopulmonary bypass and a smaller incision.

        Cardiac surgeons and their patients increasingly are seeking less invasive approaches to aortic or mitral valve surgery, which offer a number of potential benefits, including smaller incisions, less blood loss, quicker recoveries and less scarring. Edwards Lifesciences' ThruPort systems enable minimal incision valve surgery where surgeons perform intricate procedures through small incisions, and allow surgeons to tailor procedures based on their preferred surgical approach. We are also a global leader in protection cannulae, which are used during cardiac surgery in venous drainage, aortic perfusion, venting and cardioplegia delivery.

        Sales of our surgical tissue heart valve products represented approximately 34%, 36% and 40% of our net sales in 2013, 2012 and 2011, respectively.

Transcatheter Heart Valves

        We have leveraged the knowledge and experience from our Surgical Heart Valve portfolio to optimize transcatheter heart valve replacement technology, designed for the nonsurgical replacement of heart valves.

The Edwards SAPIEN, Edwards SAPIEN XT and Edwards SAPIEN 3 transcatheter aortic heart valves are used to treat heart valve disease using catheter-based approaches for certain patients deemed at risk for traditional open-heart surgery. Delivered while the heart is beating, these valves can enable patients to experience a better quality of life sooner than patients receiving alternative therapies. We began offering our Transcatheter Heart Valves to patients commercially in Europe in 2007, in the United States in 2011, and in Japan in 2013. As of December 31, 2013, our transcatheter aortic heart valves were available for sale in over 60 countries. Sales of our Transcatheter Heart Valves represented approximately 35%, 29% and 20% of our net sales in 2013, 2012 and 2011, respectively.

Critical Care

        We are a world leader in hemodynamic monitoring systems used to measure a patient's heart function in surgical and intensive care settings. Hemodynamic monitoring enables a clinician to balance the oxygen supply and demand of a critically ill patient and plays an important role in ensuring tissue and organ perfusion, and ultimately patient outcomes and survival.

        Our hemodynamic monitoring technologies are used before, during and after open-heart, major vascular, major abdominal, neurological and orthopedic surgical procedures, as well as for acutely ill patients with conditions such as sepsis, acute respiratory distress syndrome and multi-organ failure. We manufacture the FloTrac continuous cardiac output monitoring system, a minimally invasive cardiac monitoring technology for goal-directed hemodynamic optimization. Our hemodynamic monitoring product line also includes the Swan-Ganz line of pulmonary artery catheters, and the PreSep continuous venous oximetry catheter for measuring central venous oxygen saturation. Our VolumeView sensor-catheter set measures a critically ill patient's volumetric hemodynamic parameters, while the EV1000 clinical monitoring platform displays a patient's physiologic status and integrates many of our sensors and catheters into one intuitive platform.

        In 2012, we extended our Critical Care product offering with the acquisition of a non-invasive hemodynamic monitoring product line. We plan to integrate this product, ClearSight, into our EV1000 clinical platform in 2014.

        We are also the global leader in disposable pressure monitoring devices and innovative closed blood sampling systems to help protect both patients and clinicians from the risk of infection. Sales of our hemodynamic monitoring devices represented approximately 23%, 26% and 29% of our net sales in 2013, 2012 and 2011, respectively.

        We manufacture and sell a variety of peripheral vascular products used to treat endolumenal occlusive disease, including balloon-tipped, catheter-based embolectomy products, surgical clips and clamps. Our Fogarty line of embolectomy catheters has been an industry standard for removing blood clots from peripheral blood vessels for more than 40 years.

Competition

        The medical device industry is highly competitive. We compete with many companies, including divisions of companies much larger than us and smaller companies that compete in specific product lines or certain geographies. Furthermore, new product development and technological change characterize the areas in which we compete. Our present or future products could be rendered obsolete or uneconomical as a result of technological advances by one or more of our present or future competitors or by other therapies, including drug therapies. We must continue to develop and acquire new products and technologies to remain competitive in the cardiovascular medical device industry. We believe that we compete primarily on the basis of clinical superiority and innovative features that enhance patient benefit, product reliability, performance, customer and sales support, and cost-effectiveness.

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

        We believe that we are globally one of the leading competitors in each of our major product lines. In Surgical and Transcatheter Heart Valve therapies, our primary competitors include St. Jude Medical, Inc., Medtronic, Inc. and Sorin Group. In Critical Care, we compete primarily with a variety of companies in specific product lines including ICU Medical, Inc., PULSION Medical Systems AG and LiDCO Group PLC.

Sales and Marketing

        We have a number of broad product lines that require a sales and marketing strategy tailored to our customers in order to deliver high-quality, cost-effective products and technologies to all of our customers worldwide. Our portfolio includes some of the most recognizable product brands in cardiovascular devices today. To help broaden awareness of our products and technologies, we conduct educational symposia and provide training to our customers.

        Because of the diverse global needs of the population that we serve, our distribution system consists of a direct sales force as well as independent distributors. We are not dependent on any single customer and no single customer accounted for 10% or more of our net sales in 2013.

        Sales personnel work closely with the customers who purchase our products, which primarily include physicians, nurses and other clinical personnel, but can also include decision makers such as material managers, biomedical staff, hospital administrators, purchasing managers and ministries of health. Also, for certain of our products and where appropriate, our sales force actively pursues approval of Edwards Lifesciences as a qualified supplier for hospital group purchasing organizations ("GPOs") that negotiate contracts with suppliers of medical products. Additionally, we have contracts with a number of United States national and regional buying groups.

        United States.    In the United States, we sell substantially all of our products through our direct sales force. In 2013, 46% of our reported sales were derived from sales to customers in the United States.

        International.    In 2013, 54% of our reported sales were derived internationally through our direct sales force and independent distributors. Of the total international sales, 56% were in Europe, 22% were in Japan, and 22% were in Rest of World. We sell our products in approximately 100 countries, and our major international markets include Australia, Brazil, Canada, France, Germany, Italy, Japan, the Netherlands, Spain and the United Kingdom. A majority of the sales and marketing approach outside the United States is direct sales, although it varies depending on each country's size and state of development. The international markets in which we choose to market our products are also influenced by the existence of, or potential for, adequate reimbursement to hospitals by national healthcare systems.

Raw Materials and Manufacturing

        We operate manufacturing facilities in various geographies around the world. Our Surgical Heart Valve Therapy and Transcatheter Heart Valve products are manufactured in California and Utah in the United States, Switzerland, and Singapore. Critical Care products are manufactured primarily in our facilities located in Puerto Rico and the Dominican Republic.

        We use a diverse and broad range of raw and organic materials in the design, development and manufacture of our products. Our non-implantable products are manufactured from man-made raw materials including resins, chemicals, electronics and metals. Most of our Surgical Heart Valve Therapy and Transcatheter Heart Valve products are manufactured from natural tissues harvested from animal tissue, as well as man-made materials. We purchase certain materials and components used in manufacturing our products from external suppliers. In addition, we purchase certain supplies from single sources for reasons of quality assurance, sole source availability, cost effectiveness or constraints resulting from regulatory requirements.

        We work closely with our suppliers to mitigate risk and assure continuity of supply while maintaining uncompromised quality and reliability. Alternative supplier options are generally considered and identified, although we do not typically pursue regulatory qualification of alternative sources due to the strength of our existing supplier relationships and the time and expense associated with the regulatory validation process.

        We follow rigorous sourcing and manufacturing procedures intended to safeguard humans from potential risks associated with diseases such as bovine spongiform encephalopathy ("BSE"). International health and regulatory authorities have given guidance identifying three factors contributing to the control of BSE: source of animals, nature of tissue used and manufacturing process controls. In the countries in which we sell our products, we comply with all current global guidelines regarding risks for products intended to be implanted in humans. We obtain bovine tissue used in our pericardial tissue valve products only from sources within the United States and Australia, where strong control measures and surveillance programs exist. In addition, bovine tissue used in our pericardial tissue valve products is from tissue types considered by global health and regulatory organizations to have shown no risk of infectibility. Our manufacturing and sterilization processes are designed to render tissue biologically safe from all known infectious agents and viruses, and exceed the worldwide standard for sterile medical products.

Quality Assurance

        We are committed to providing quality products that comply with United States Food and Drug Administration ("FDA") and other applicable regulations to our customers. To meet this commitment, we have implemented modern quality systems and concepts throughout the organization. The quality system starts with the initial product specification and continues through the design of the product, component specification processes, and the manufacturing, sales and servicing of the product. The quality system is intended to design quality into products and utilizes continuous improvement concepts, including Lean Six Sigma Principles, throughout the product lifecycle.

        Our operations are certified under FDA and all applicable international quality systems standards, such as International Organization for Standardization ("ISO") 13485. These standards require, among other items, quality system controls that are applied to product design, component material, suppliers and manufacturing operations. These regulatory approvals and ISO certifications can be obtained only after a complete audit of a company's quality system has been conducted by regulatory or independent outside auditor. Periodic reexamination by an independent outside auditor is required to maintain these certifications.

Environmental Health and Safety

        We are committed to a safe and healthy workplace and the promotion of environmental excellence in our own communities and worldwide. Through our Environmental Health and Safety function, we facilitate compliance with applicable regulatory requirements and monitor performance against these requirements at all levels of our organization. In order to measure performance, we monitor a number of metrics, which include the generation of both regulated and non-regulated waste, emissions of air toxics, energy usage and lost time incidents in our production activities. Each of our manufacturing sites is evaluated regularly with respect to a broad range of Environmental Health and Safety criteria.

Research and Development

        We are engaged in ongoing research and development to deliver clinically advanced new products, to enhance the effectiveness, ease of use, safety and reliability of our current leading products, and to expand the applications of our products as appropriate. We focus on opportunities within specific areas of structural heart disease and critical care monitoring, and we are dedicated to developing novel technologies to better enable clinicians to treat patients who suffer from the disease.

        We invested $323.0 million in research and development in 2013, $291.3 million in 2012, and $246.3 million in 2011 (15.8%, 15.3% and 14.7% of net sales, respectively). A significant portion of our research and development investment has been applied to extend and defend our leadership position in transcatheter heart valve replacement technologies, surgical tissue heart valves, heart valve repair therapies, and hemodynamic monitoring products. Additionally, we dedicate a sizable portion of our research and development investment to developing advanced technologies designed to address unmet clinical needs within the area of structural heart disease.

        We are investing substantially in the development of transcatheter heart valve technologies designed to treat heart valve disease using catheter-based approaches. In the area of transcatheter aortic valve replacement ("TAVR"), we are developing a repositionable, self-expanding transcatheter heart valve system, the Edwards CENTERA transcatheter valve system, in addition to next-generation balloon-expandable valves. We are also making significant investment in the development of transcatheter heart valve technologies designed to treat mitral valve disease.

        Surgical Heart Valve Therapy development programs include the EDWARDS INTUITY Elite Valve System, a next-generation minimally invasive aortic heart valve system, and GLX, an advanced tissue platform designed to improve tissue valve durability and ease of use. We also plan to broaden our offering of minimally invasive surgical technologies and other products to complement our Surgical Heart Valve Therapy products.

        In our Critical Care product line, we are pursuing the development of non-invasive and minimally invasive hemodynamic monitoring systems, including continuous hemodynamic monitoring, and automated glucose monitoring and other technologies that collect critical patient information to help clinicians make more informed treatment decisions for larger patient populations.

        Our research and development activities are conducted primarily in facilities located in the United States, Israel and the Netherlands. Our experienced research and development staff is focused on product design and development, quality, clinical research and regulatory compliance. To pursue primary research efforts, we have developed alliances with several leading research institutions and universities, and also work with leading clinicians around the world in conducting scientific studies on our existing and developing products. These studies include clinical trials, which provide data for use in regulatory submissions, and post-market approval studies involving applications of our products.

Proprietary Technology

        Patents and other proprietary rights are important to the success of our business. We also rely upon trade secrets, know-how, continuing innovations and licensing opportunities to develop and maintain our competitive position.

        We own more than 2,500 issued United States patents, pending United States patent applications, issued foreign patents and pending foreign patent applications. We also have licensed various United States and foreign patents and patent applications that relate to aspects of the technology incorporated in certain of our products, including our heart valves, and annuloplasty rings and systems. We also own or have rights in United States and foreign patents and patent applications in the field of transcatheter heart valve repair and replacement. In addition, we own or have rights in United States and foreign patents and patent applications that cover catheters, systems and methods for hemodynamic monitoring, and vascular access products.

        We are a party to several license agreements with unrelated third parties pursuant to which we have obtained, for varying terms, the exclusive or non-exclusive rights to certain patents held by such third parties in consideration for cross-licensing rights and/or royalty payments. We have also licensed certain patent rights to others.

        We monitor the products of our competitors for possible infringement of our owned and/or licensed patents. Litigation has been necessary to enforce certain patent rights held by us, and we plan to continue to defend and prosecute our rights with respect to such patents.

        We own certain United States registered trademarks used in our business. Many of our trademarks have also been registered for use in certain foreign countries where registration is available and where we have determined it is commercially advantageous to do so.

Government Regulation and Other Matters

        Our products and technologies are subject to regulation by numerous domestic and foreign government agencies, including the FDA, and various laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of our products and technologies. We are also governed by federal, state, local and international laws of general applicability, such as those regulating employee health and safety and the protection of the environment. Overall, the amount and scope of domestic and foreign laws and regulations applicable to our business is increasing.

        United States Regulation.    In the United States, the FDA has responsibility for regulating medical devices. The FDA regulates design, development, testing, clinical studies, manufacturing, labeling, promotion and record-keeping for medical devices, and reporting of adverse events, recalls, or other field actions by manufacturers and users to identify potential problems with marketed medical devices. Many of the devices that we develop and market are in a category for which the FDA has implemented stringent clinical investigation and pre-market clearance or approval requirements. The process of obtaining FDA clearance or approval to market a product is resource intensive, lengthy and costly. FDA review may involve substantial delays that adversely affect the marketing and sale of our products. A number of our products are pending regulatory clearance or approval to begin commercial sales in various markets. Ultimately, the FDA may not authorize the commercial release of a medical device if it determines the device is not safe and effective or does not meet other standards for clearance. Additionally, even if a product is cleared or approved, the FDA may require testing and surveillance programs to monitor the effects of these products once commercialized.

        The FDA has the authority to halt the distribution of certain medical devices, detain or seize adulterated or misbranded medical devices, order the repair, replacement or refund of the costs of such devices, or preclude the importation of devices that are or appear violative. The FDA also conducts inspections to determine compliance with the quality system regulations concerning the manufacturing and design of devices and current medical device reporting regulations, recall regulations, clinical testing regulations, and other requirements. The FDA may withdraw product clearances or approvals due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial approval and require notification of health professionals and others with regard to medical devices that present unreasonable risks of substantial harm to the public health. Additionally, the failure to comply with FDA or comparable regulatory standards or the discovery of previously unknown product problems could result in fines, delays or suspensions of regulatory clearances or approvals, seizures, injunctions, recalls, refunds, civil money penalties, or criminal prosecution. Our compliance with applicable regulatory requirements is subject to continual review. Moreover, the FDA and several other United States agencies administer controls over the export of medical devices from the United States and the importation of devices into the United States, which could also subject us to sanctions for noncompliance.

        In May 2013, we received a warning letter from the Denver District Office of the FDA resulting from an inspection of our facility in Draper, Utah. The warning letter relates specifically to the execution of our quality systems within the Cardiac Surgery Systems business, including design and process validation, corrective and preventive actions, finished device acceptance and packaging, and indicated that we would not receive pre-market approvals for devices reasonably related to those issues until the issues are resolved. Our Utah facility manufactures devices for the Cardiac Surgery Systems business, such as cannulae and cardioplegia catheters, and also makes devices for our other businesses, including heart valve repair rings and transcatheter heart valve delivery system components and accessories. We are in the process of implementing the necessary actions to respond to the specific issues addressed in the letter and remain committed to thoroughly resolving those issues.

        We are also subject to additional laws and regulations that govern our business operations, products and technologies, including:

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

        Failure to comply with these laws and regulations could result in criminal liability, significant fines or penalties, negative publicity and substantial costs and expenses associated with investigation and enforcement activities. To assist in our compliance efforts, we adhere to many codes of ethics and conduct regarding our sales and marketing activities in the United States and other countries in which we operate. In addition, we have in place a dedicated team to improve our internal business compliance programs and policies.

        International Regulation.    Internationally, the regulation of medical devices is complex. In Europe, our products are subject to extensive regulatory requirements. The regulatory regime in the European Union for medical devices became mandatory in June 1998. It requires that medical devices may only be placed on the market if they do not compromise safety and health when properly installed, maintained and used in accordance with their intended purpose. National laws conforming to the European Union's legislation regulate our products under the medical devices regulatory system. Although the more variable national requirements under which medical devices were formerly regulated have been substantially replaced by the European Union Medical Devices Directive, individual nations can still impose unique requirements that may require supplemental submissions. The European Union medical device laws require manufacturers to declare that their products conform to the essential regulatory requirements after which the products may be placed on the market bearing the CE Mark. Manufacturers' quality systems for products in all but the lowest risk classification are also subject to certification and audit by an independent notified body. In Europe, particular emphasis is being placed on more sophisticated and faster procedures for the reporting of adverse events to the competent authorities.

        In Japan, pre-market approval and clinical studies are required as is governmental pricing approval for medical devices. Clinical studies are subject to a stringent "Good Clinical Practices" standard. Approval time frames from the Japanese Ministry of Health, Labour and Welfare vary from simple notifications to review periods of one or more years, depending on the complexity and risk level of the device. In addition, importation of medical devices into Japan is subject to the "Good Import Practices" regulations. As with any highly regulated market, significant changes in the regulatory environment could adversely affect future sales.

        In many of the other foreign countries in which we market our products, we may be subject to regulations affecting, among other things:

  •
  product standards and specifications;

  •
  packaging requirements;

  •
  labeling requirements;

  •
  product collection and disposal requirements;

  •
  quality system requirements;

  •
  import restrictions;

  •
  tariffs;

  •
  duties; and

  •
  tax requirements.

        Many of the regulations applicable to our devices and products in these countries are similar to those of the FDA. In some regions, the level of government regulation of medical devices is increasing, which can lengthen time to market and increase registration and approval costs. In many countries, the national health or social security organizations require our products to be qualified before they can be marketed and considered eligible for reimbursement.

        Health Care Initiatives.    Government and private sector initiatives to limit the growth of health care costs, including price regulation and competitive pricing, coverage and payment policies, comparative effectiveness therapies, technology assessments and managed-care arrangements, are continuing in many countries where we do business, including the United States, Europe and Japan. As a result of these changes, the marketplace has placed increased emphasis on the delivery of more cost-effective medical therapies. For example, government programs, private health care insurance and managed-care plans have attempted to control costs by limiting the amount of reimbursement they will pay for procedures or treatments, and some third-party payors require their pre-approval before new or innovative devices or therapies are utilized by patients. These various initiatives have created increased price sensitivity over medical products generally and may impact demand for our products and technologies.

        The delivery of our products is subject to regulation by the Health and Human Services Centers for Medicare and Medicaid Services ("CMS") and comparable state and foreign agencies responsible for reimbursement and regulation of health care items and services. Foreign governments also impose regulations in connection with their health care reimbursement programs and the delivery of health care items and services. Reimbursement schedules regulate the amount the United States government will reimburse hospitals and doctors for the inpatient care of persons covered by Medicare. CMS may also review whether and/or under what circumstances a procedure or technology is reimbursable. Several legislative proposals in the United States have been advanced that would restrict future funding increases for government-funded programs, including Medicare and Medicaid. Changes in current reimbursement levels could have an adverse effect on market demand and our pricing flexibility.

        Hospital reimbursement in the United States for TAVR procedures is currently aligned with surgical aortic valve replacement codes. CMS has issued a National Coverage Determination ("NCD") that provides nationwide Medicare coverage of TAVR for patients who either fall within FDA-approved criteria or are part of an approved clinical study. In the United States, physician codes and payment rates have also been established for TAVR procedures.

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

        Health Care Reform.    In 2010, significant reforms to the health care system were adopted as law in the United States. The law includes provisions that, among other things, reduce or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions) and impose increased taxes. Specifically, the law requires the medical device industry to subsidize health care reform in the form of a 2.3% excise tax on United States sales of most medical devices beginning in 2013. The excise tax increased our operating expenses. Because other parts of the 2010 health care law remain subject to implementation, the long-term impact on us is uncertain. The new law or any future legislation could reduce medical procedure volumes, lower reimbursement for our products, and impact the demand for our products or the prices at which we sell our products.

Seasonality

        Our quarterly net sales are influenced by many factors, including new product introductions, acquisitions, regulatory approvals, patient and physician holiday schedules, and other factors. Net sales in the third quarter are typically lower than other quarters of the year due to the seasonality of the United States and European markets, where summer vacation schedules normally result in fewer medical procedures.

Employees

        As of December 31, 2013, we had approximately 8,600 employees worldwide, the majority of whom were located in the United States, the Dominican Republic, Puerto Rico and Singapore. Other major concentrations of employees are located in Europe and Japan. We emphasize competitive compensation, benefits, equity participation and work environment practices in our efforts to attract and retain qualified personnel, and employ a rigorous talent management system. None of our North American employees are represented by a labor union. In various countries outside of North America, we interact with trade unions and work councils that represent a limited number of employees.

Item 1A.    Risk Factors

        Our business and assets are subject to varying degrees of risk and uncertainty. An investor should carefully consider the risks described below, as well as other information contained in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission. Additional risks not presently known to us or that we currently deem immaterial may also adversely affect our business. If any of these events or circumstances occurs, our business, financial condition, results of operations or prospects could be materially harmed. In that case, the value of our securities could decline and an investor could lose part or all of his or her investment. In addition, forward-looking statements within the meaning of the federal securities laws that are contained in this Annual Report on Form 10-K or in our other filings or statements may be subject to the risks described below as well as other risks and uncertainties. Please read the cautionary notice regarding forward-looking statements in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," below.

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

        Regulatory agencies in the United States or other international geographies from time to time have limited or banned the use of certain materials used in the manufacture of our products. In these circumstances, transition periods typically provide time to arrange for alternative materials. In addition, the

SEC enacted disclosure rules regarding products that may contain certain minerals that originate from conflict areas in and around the Democratic Republic of Congo. If our suppliers cannot certify that their components do not originate from these conflict areas, we may need to source components from alternative suppliers. If we are unable to identify alternative materials or suppliers and secure approval for their use in a timely manner, our business could be harmed.

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

        In addition, our manufacturing facilities in California, Utah, the Dominican Republic, and Puerto Rico could be materially damaged by earthquakes, hurricanes and other natural disasters or catastrophic circumstances. While we believe that our exposure to significant losses from a catastrophic disaster could be partially mitigated by our ability to manufacture some of our products at our other manufacturing facilities, the losses could have a material adverse effect on our business for an indeterminate period of time before this manufacturing transition is complete and operates without significant disruption.

We may be required, from time to time, to recognize charges in connection with the write-down of our asset or business dispositions, or for other reasons.

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

        We may be required to take charges or write-downs in connection with acquisitions. In particular, acquisitions of businesses engaged in the development of new products may give rise to in-process research and development ("IPR&D") assets. To the extent that the value of these assets declines, we may be required to write down the value of the assets. Also, in connection with certain asset acquisitions, we may be required to take an immediate charge related to acquired IPR&D. Either of these situations could result in substantial charges, which could adversely affect our results of operations.

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

        External factors can affect our profitability and financial condition. Such external factors include general domestic and global economic conditions, such as interest rates, tax rates and factors affecting global economic stability, and the political environment regarding health care in general. The strength and timing of the current economic recovery remains uncertain, and we cannot predict to what extent the global economic conditions may negatively impact our business. For example, negative conditions in the credit and capital markets could impair our ability to access the financial markets for working capital or other funds, and could negatively impact our ability to borrow. An increase in interest rates could result in an increase in our borrowing costs and could otherwise restrict our ability to access the capital markets. Such conditions could result in decreased liquidity and impairments in the carrying value of our investments, and could adversely affect our results of operations and financial condition. These and other conditions could also adversely affect our customers, and may impact their ability or decision to purchase our products or make payments on a timely basis.

        In 2010, significant reforms to the health care system were adopted as law in the United States. The law includes provisions that, among other things, reduce or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions) and impose increased taxes. Specifically, the law requires the medical device industry to subsidize health care reform in the form of a 2.3% excise tax on United States sales of most medical devices beginning in 2013. The excise tax increased our operating expenses. Because other parts of the 2010 health care law remain subject to implementation, the long-term impact on us is uncertain. The new law or any future legislation could reduce medical procedure volumes, lower reimbursement for our products, and impact the demand for our products or the prices at which we sell our products. For example, the Budget Control Act of 2011, which provided an increase to the United States debt limit, imposed significant cuts in federal spending over the next decade. This measure and other such deficit reduction legislation could adversely affect our results of operations, financial condition, and prospects if they were to result in cuts to, or a restructuring of, entitlement programs such as Medicare and Medicaid.

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

        Because we sell our products in a number of countries, our business is subject to the risks of doing business internationally, including risks associated with United States government oversight and enforcement of the Foreign Corrupt Practices Act as well as with the United Kingdom's Bribery Act and anti-corruption laws in other jurisdictions. Our net sales originating outside of the United States, as a percentage of total net sales, were 54% in 2013. We anticipate that sales from international operations will continue to represent a substantial portion of our total sales. In addition, many of our manufacturing facilities and suppliers are located outside of the United States. Accordingly, our future results could be harmed by a variety of factors, including:

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

  •
  potentially negative impact of tax laws, including transfer pricing liabilities and tax costs associated with the repatriation of cash;

  •
  difficulty in staffing and managing global operations;

  •
  cultural, exchange rate or other local factors affecting financial terms with customers;

  •
  local economic and financial conditions affecting the collectability of receivables, including receivables from sovereign entities;

  •
  an outbreak of any life-threatening communicable disease;

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

The stock market can be volatile and fluctuations in our quarterly sales and operating results as well as other factors could cause our financial guidance to vary from actual results and our stock price to decline.

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

        Our sales and operating results may vary significantly from quarter to quarter. A high proportion of our costs are fixed, due in part to significant sales, research and development, and manufacturing costs. Thus, small declines in revenue could disproportionately affect our operating results in a quarter, and the price of our common stock could fall. Other factors that could affect our quarterly sales and operating results include:

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

  •
  the timing of marketing, training, and other expenses related to the introduction of new products;

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

        The quarterly and full-year financial guidance we provide to investors and analysts with insight to our view of our future performance is based on assumptions about our sales and operating results. Due to the nature of our business and the numerous factors that can impact our sales and operating performance, including those described above, our financial guidance may vary from actual results. If we fail to meet any financial guidance that we provide, or if we find it necessary to revise such guidance during the year, the price of our common stock could decline.

We face intense competition, and if we do not compete effectively our business will be harmed.

        The cardiovascular medical device industry is highly competitive. We compete with many companies, some of which have longer operating histories, better brand or name recognition, and broader product offerings. Our customers consider many factors when selecting a product, including product reliability, breadth of product line, clinical outcomes, product availability, price, availability and rate of reimbursement, and services provided by the manufacturer. In addition, our ability to compete will depend in large part on our ability to develop and acquire new products and technologies, anticipate technology advances and keep pace with other developers of cardiovascular therapies and technologies. Our sales, technical and other key personnel play an integral role in the development, marketing and selling of new and existing products. If we are unable to recruit, hire, develop and retain a talented, competitive workforce, our ability to compete may be adversely affected. Our competitive position can also be adversely affected by product problems, physician advisories and safety alerts, reflecting the importance of quality in the medical device industry. Our position can shift as a result of any of these factors. See "Competition" under "Business" included herein.

Consolidation in the health care industry could have an adverse effect on our revenues and results of operations.

        The health care industry has been consolidating, and organizations such as GPOs, independent delivery networks, and large single accounts such as the United States Veterans Administration continue to consolidate purchasing decisions for many of our health care provider customers. As a result, transactions with customers are larger, more complex, and tend to involve more long-term contracts. The purchasing power of these larger customers has increased, and may continue to increase, causing downward pressure on product pricing. If we are not one of the providers selected by one of these organizations, we may be precluded from making sales to its members or participants. Even if we are one of the selected providers, we may be at a disadvantage relative to other selected providers that are able to offer volume discounts based on purchases of a broader range of medical equipment and supplies. Further, we may be required to commit to pricing that has a material adverse effect on our revenues and profit margins, business, financial condition and results of operations. We expect that market demand, governmental regulation, third-party reimbursement policies and societal pressures will continue to change the worldwide health care industry, resulting in further business consolidations and alliances, which may exert further downward pressure on the prices of our products and could adversely impact our business, financial condition, and results of operations.

Our inability to protect our intellectual property or other sensitive company data could have a material adverse effect on our business.

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

        Our intellectual property, other proprietary technology and other sensitive company data is potentially vulnerable to loss, damage or misappropriation from system malfunction, computer viruses, unauthorized access to our data or misappropriation or misuse thereof by those with permitted access, and other events. While we have invested to protect our intellectual property and other data, and continue to work diligently in this area, there can be no assurance that our precautionary measures will prevent breakdowns, breaches, cyber-

attacks or other events. Such events could have a material adverse effect on our reputation, financial condition or results of operations.

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

        Medical devices must receive FDA clearance or approval before they can be commercially marketed in the United States. In addition, the FDA may require testing and surveillance programs to monitor the effects of approved products that have been commercialized, and can prevent or limit further marketing of a product based upon the results of post-marketing programs. In addition, the federal Medical Device Reporting regulations require us to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, would be likely to cause or contribute to a death or serious injury. Federal regulations also require us to report certain recalls or corrective actions to the FDA. Furthermore, most major markets for medical devices outside the United States require clearance, approval or compliance with certain standards before a product can be commercially marketed. The process of obtaining regulatory clearances or approvals to market a medical device, particularly from the FDA and certain foreign governmental authorities, can be costly and time-consuming, and clearances or approvals may not be granted for products or product improvements on a timely basis, if at all. Delays in receipt of, or failure to obtain, clearances or approvals for products or product improvements could result in delayed realization of product revenues or in substantial additional costs, which could have a material adverse effect on our business or results of operations or prospects. At any time after approval of a product for commercial sale, the FDA may conduct periodic inspections to determine compliance with QSR requirements, and/or current Medical Device Reporting regulations, or other regulatory requirements. Noncompliance with applicable requirements may subject us or responsible individuals to sanctions including civil money penalties, product seizure, injunction, or criminal prosecution. In addition, the FDA may withhold or delay pre-market approval of our products until the noncompliance is resolved. Product approvals by the FDA can also be withdrawn due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial approval.

        Regulatory agencies in the United States or other international geographies from time to time limit or ban the use of certain materials used in the manufacture of our products, require collection and disposal of products at the end of their lifecycle, and require disclosure of the origin of certain raw materials in our products. Noncompliance with applicable requirements could have a material adverse affect on our business.

        The Physician Payment Sunshine Act also imposes new reporting and disclosure requirements on device, pharmaceutical and biologics companies for certain financial relationships with United States health care providers and teaching hospitals. Failure to submit required information or submitting incorrect information may result in significant civil monetary penalties. We will be required to report such aggregate data by March 31, 2014 and detailed data by May 30, 2014.

        We are also subject to various United States and international laws pertaining to health care pricing, anti-corruption, and fraud and abuse, including prohibitions on kickbacks and the submission of false claims laws and restrictions on relationships with physicians and other referral sources. These laws are broad in scope and are subject to evolving interpretation, which could require us to incur substantial costs to monitor compliance or to alter our practices if we are found not to be in compliance. Violations of these laws may be punishable by criminal or civil sanctions against us and our officers and employees, including substantial fines, imprisonment and exclusion from participation in governmental health care programs.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        The locations and uses of our major properties are as follows:

North America
Irvine, California	(1)	Corporate Headquarters, Research and Development, Regulatory and Clinical Affairs, Manufacturing
Irvine, California	(2)	Administration
Draper, Utah	(2)	Administration, Research and Development, Manufacturing
Haina, Dominican Republic	(2)	Manufacturing
Añasco, Puerto Rico	(2)	Manufacturing
Europe
Horw, Switzerland	(2)	Manufacturing, Administration
Nyon, Switzerland	(1)	Administration, Marketing
Asia
Tokyo, Japan	(2)	Administration, Marketing, Distribution
Singapore	(1),(2)	Manufacturing, Marketing, Distribution, Administration

(1)
Owned property.

(2)
Leased property.

        The Irvine, California lease expires in 2021; the Draper, Utah lease expires in 2024; the Dominican Republic property has one lease that expires in 2016 and one that expires in 2019; the Puerto Rico property has one lease that expires in 2016 and one that expires in 2018; the Horw, Switzerland lease expires in 2015; the Tokyo, Japan lease expires in 2015; and Singapore has one land lease that expires in 2036 and one that expires in 2041. We believe our properties have been well maintained, are in good operating condition and are adequate for current needs.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price

        The principal market for our common stock is the New York Stock Exchange (the "NYSE"). The table below sets forth, for the calendar quarters indicated, the high and low sales prices of our common stock as reported by the NYSE.

	2013		2012
	High	Low	High	Low
Calendar Quarter Ended:
March 31	$94.98	$78.10	$83.96	$67.95
June 30	86.11	62.34	104.25	67.86
September 30	73.73	65.03	109.88	96.36
December 31	78.89	60.62	110.79	81.29

Number of Stockholders

        On January 31, 2014, there were 16,519 stockholders of record of our common stock.

Dividends

        We have never paid any cash dividends on our capital stock and have no current plans to pay any cash dividends. Our current policy is to retain any future earnings for use in our business.

Issuer Purchases of Equity Securities

Calendar Month Ended	Total Number of Shares (or Units) Purchased(a) (c)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(b) (c)
October 31, 2013	—	$—	—	$502.6
November 30, 2013	369,802	71.24	369,745	502.5
December 31, 2013	—	—	—	502.5

Total	369,802	71.24	369,745

(a)
The difference between the total number of shares (or units) purchased and the total number of shares (or units) purchased as part of publicly announced plans or programs is due to shares withheld by us to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees.

(b)
On May 14, 2013, the Board of Directors approved a stock repurchase program authorizing us to purchase on the open market, including pursuant to a Rule 10b5-1 plan, and in privately negotiated transactions up to $750.0 million of our common stock from time to time until December 31, 2016.

(c)
In October 2013, our August accelerated share repurchase ("ASR") agreement concluded, and in November 2013, we received an additional 0.4 million shares of our common stock. Shares purchased pursuant to the ASR agreement are presented in the table above in the periods in which they were received.

Performance Graph

        The following graph compares the performance of our common stock with that of the S&P 500 Index and the S&P 500 Healthcare Equipment Index. The cumulative total return listed below assumes an initial investment of $100 on December 31, 2008 and reinvestment of dividends.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

Total Cumulative Return	2009	2010	2011	2012	2013
Edwards Lifesciences	$158.05	$294.23	$257.32	$328.19	$239.34
S&P 500	126.46	145.51	148.59	172.37	228.19
S&P 500 Healthcare Equipment Index	120.83	117.02	123.37	145.84	186.00

Item 6.    Selected Financial Data

        The information set forth below should be read in conjunction with our "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Consolidated Financial Statements" found elsewhere in this Form 10-K. See Note 3 to the "Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for discussions of the effect of certain transactions on our operations.

		As of or for the Years Ended December 31,
		2013	2012	2011	2010	2009
		(in millions, except per share data)
OPERATING RESULTS	Net sales	$2,045.5	$1,899.6	$1,678.6	$1,447.0	$1,321.4
	Gross profit	1,523.1	1,405.0	1,188.8	1,038.7	922.3
	Net income(a)	391.7	293.2	236.7	218.0	229.1
BALANCE SHEET DATA	Total assets	$2,724.7	$2,221.5	$1,980.5	$1,767.2	$1,615.5
	Long-term debt(b)	593.1	189.3	150.4	—	90.3
COMMON STOCK INFORMATION	Net income per common share(a):
	Basic	$3.51	$2.55	$2.07	$1.92	$2.04
	Diluted	3.44	2.48	1.98	1.83	1.95
	Cash dividends declared per common share	—	—	—	—	—

(a)
See Note 3 to the "Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding special (gains) charges of $(67.3) million, $16.0 million and $21.6 million during 2013, 2012 and 2011, respectively.

(b)
In October 2013, we issued $600.0 million of 2.875% fixed-rate unsecured senior notes due October 15, 2018 ("the Notes"). A portion of the proceeds from the Notes were used to repay all amounts outstanding under our Four-Year Credit Agreement ("the Credit Facility"). Our previous Five-Year Unsecured Revolving Credit Agreement ("the Credit Agreement") matured on September 29, 2011. Therefore, at December 31, 2010, all amounts outstanding under the Credit Agreement were classified as short-term obligations as these obligations were due within one year.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis presents the factors that had a material effect on our results of operations during the three years ended December 31, 2013. Also discussed is our financial position as of December 31, 2013. You should read this discussion in conjunction with the historical consolidated financial statements and related notes included elsewhere in this Form 10-K.

Overview

        We are the global leader in the science of heart valves and hemodynamic monitoring. Driven by a passion to help patients, we partner with clinicians to develop innovative technologies in the areas of structural heart disease and critical care monitoring, enabling them to save and enhance lives. We conduct operations worldwide and are managed in the following geographical regions: United States, Europe, Japan and Rest of World. Our products are categorized into the following main areas: Surgical Heart Valve Therapy, Transcatheter Heart Valves, and Critical Care.

Financial Results

        The following is a summary of our financial performance (dollars in millions, except per share data):

	Years Ended December 31,			Change
	2013	2012	2011	2013		2012
Net sales	$2,045.5	$1,899.6	$1,678.6	7.7%		13.2%
Gross profit as a percentage of net sales	74.5%	74.0%	70.8%	0.5	pts.	3.2	pts.
Net income	$391.7	$293.2	$236.7	33.6%		23.9%
Earnings per share
Basic	$3.51	$2.55	$2.07	37.6%		23.2%
Diluted	$3.44	$2.48	$1.98	38.7%		25.3%

        Our sales growth was driven by our Transcatheter Heart Valves product group due to strong growth in Europe and, starting in 2013, the United States. Our gross profit margin has benefited from a more profitable product mix, led by the increased Transcatheter Heart Valve sales, but has been tempered by higher manufacturing costs as we have prepared for new product launches. Net income in 2013 also benefited from the $52.3 million litigation award, net of tax, received from Medtronic, Inc. We continue to significantly invest in research and development to extend and defend our leadership position.

Healthcare Environment, Opportunities and Challenges

        The medical device industry is highly competitive and continues to evolve. Our success is measured both by the development of innovative products and the value we bring to our stakeholders. We are committed to developing new technologies and providing innovative patient care, and we are committed to defending our intellectual property. To strengthen our leadership and enable future growth opportunities, in 2013 we invested 15.8 percent of our net sales in research and development. In the coming year, we expect increased competition with our Transcatheter Heart Valves as our competitors begin introducing products in the United States and Europe. The following is a summary of important Transcatheter Heart Valve developments during 2013:

  •
  clinical evidence in The PARTNER II Trial demonstrated similar outcomes between the Edwards SAPIEN transcatheter heart valve and the Edwards SAPIEN XT transcatheter heart valve in inoperable patients, a positive step toward the approval of SAPIEN XT and its lower profile delivery system;

  •
  longer-term updates from The PARTNER Trial strengthened the evidence that the SAPIEN valve is a safe and less-invasive alternative for patients who need valve replacement, but are at high surgical risk; and

  •
  we received regulatory approval and reimbursement for our Edwards SAPIEN XT valve in Japan and, in January 2014, regulatory approval in Europe to launch our SAPIEN 3 valve. United States studies of the SAPIEN 3 valve were initiated in August 2013.

        We are dedicated to generating robust clinical and economic evidence increasingly expected by patients, clinicians and payors in the new healthcare environment, with a goal of enhancing the value of delivering comprehensive care.

Results of Operations

  Net Sales by Major Regions
  (dollars in millions)

	Years Ended December 31,			Change		Percent Change
	2013	2012	2011	2013	2012	2013	2012
United States	$939.6	$812.1	$605.6	$127.5	$206.5	15.7%	34.1%

Europe	616.5	559.7	574.0	56.8	(14.3)	10.2%	(2.5)%
Japan	243.6	294.1	283.7	(50.5)	10.4	(17.2)%	3.7%
Rest of World	245.8	233.7	215.3	12.1	18.4	5.1%	8.5%

International	1,105.9	1,087.5	1,073.0	18.4	14.5	1.7%	1.3%

Total net sales	$2,045.5	$1,899.6	$1,678.6	$145.9	$221.0	7.7%	13.2%

        The $127.5 million increase in net sales in the United States in 2013 was due primarily to:

  •
  Transcatheter Heart Valves, which increased net sales by $106.1 million, driven primarily by sales of the Edwards SAPIEN transcatheter heart valve. Procedure volume increased following the FDA action in October 2012 to expand the indicated patient population and access routes compared to the original 2011 approval.

        The $18.4 million increase in international net sales in 2013 was due primarily to:

  •
  Transcatheter Heart Valves, which increased net sales by $52.4 million, driven primarily by sales of the Edwards SAPIEN XT transcatheter heart valve; and

  •
  surgical heart valve products, which increased net sales by $15.4 million, driven primarily by sales of the Carpentier-Edwards PERIMOUNT Magna Mitral Ease and EDWARDS INTUITY Elite valves;

        partially offset by:

  •
  foreign currency exchange rate fluctuations, which decreased net sales by $43.9 million, due primarily to the weakening of the Japanese yen against the United States dollar, partially offset by the strengthening of the Euro against the United States dollar.

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

        The impact of foreign currency exchange rate fluctuations on net sales is not necessarily indicative of the impact on net income due to the corresponding effect of foreign currency exchange rate fluctuations on international manufacturing and operating costs, and our hedging activities. For more information see "Quantitative and Qualitative Disclosures About Market Risk."

  Net Sales by Product Group
  (dollars in millions)

	Years Ended December 31,			Change		Percent Change
	2013	2012	2011	2013	2012	2013	2012
Surgical Heart Valve Therapy	$801.2	$787.5	$784.4	$13.7	$3.1	1.7%	0.4%
Transcatheter Heart Valves	707.7	552.1	333.8	155.6	218.3	28.2%	65.4%
Critical Care	536.6	560.0	560.4	(23.4)	(0.4)	(4.2)%	(0.1)%

Total net sales	$2,045.5	$1,899.6	$1,678.6	$145.9	$221.0	7.7%	13.2%

  Surgical Heart Valve Therapy

        The $13.7 million increase in net sales of Surgical Heart Valve Therapy products in 2013 was due primarily to:

  •
  surgical heart valve products, which increased net sales by $30.1 million, driven by sales of the Carpentier-Edwards PERIMOUNT Magna Aortic Ease, Carpentier-Edwards PERIMOUNT Magna Mitral Ease, and EDWARDS INTUITY Elite valves; and

  •
  cardiac surgery systems, which increased net sales by $4.9 million, driven by sales of specialty cannula products;

        partially offset by:

  •
  foreign currency exchange rate fluctuations, which decreased net sales by $20.2 million, due primarily to the weakening of the Japanese yen against the United States dollar.

        The $3.1 million increase in net sales of Surgical Heart Valve Therapy products in 2012 was due primarily to:

  •
  surgical heart valve products, which increased net sales by $12.5 million, driven by sales of the Carpentier-Edwards PERIMOUNT Magna Aortic Ease valve; and

  •
  cardiac surgery systems, which increased net sales by $6.0 million, driven by specialty cannula products and minimally invasive surgical products;

        partially offset by:

  •
  foreign currency exchange rate fluctuations, which decreased net sales by $15.3 million, due primarily to the weakening of the Euro against the United States dollar.

        At the end of the first quarter of 2013, we received approval to sell our Carpentier-Edwards PERIMOUNT Magna Ease valve in China. In the United States, we received approval from the FDA to include EDWARDS INTUITY Elite, our next-generation minimally invasive aortic valve surgery system, in our ongoing TRANSFORM Trial, a clinical trial designed to support FDA approval for the product. We continued to enroll patients in our COMMENCE clinical trial, which is studying our next-generation GLX tissue treatment platform applied to the Magna Ease aortic surgical valve and the Magna Mitral Ease valve.

  Transcatheter Heart Valves

        The $155.6 million increase in net sales of Transcatheter Heart Valves in 2013 was due primarily to:

  •
  the Edwards SAPIEN transcatheter heart valve in the United States, which increased net sales by $97.2 million;

  •
  the Edwards SAPIEN XT transcatheter heart valve, which increased net sales by $61.8 million, due primarily to an increase in international sales; and

  •
  foreign currency exchange rate fluctuations, which increased net sales by $5.2 million, due primarily to the strengthening of the Euro against the United States dollar;

        partially offset by:

  •
  a $14.1 million sales reserve for estimated Transcatheter Heart Valve product returns expected in 2014 upon introduction of the Edwards SAPIEN 3 transcatheter valve system in Europe and the Edwards SAPIEN XT transcatheter heart valve in the United States. Additional sales reserves are expected in 2014 for incremental estimated Transcatheter Heart Valve product returns.

        The $218.3 million increase in net sales of Transcatheter Heart Valves in 2012 was due primarily to:

  •
  the Edwards SAPIEN transcatheter heart valve, which increased net sales by $176.7 million, due primarily to the launch in the United States in the fourth quarter of 2011; and

  •
  the Edwards SAPIEN XT transcatheter heart valve, which increased net sales by $63.8 million, due primarily to an increase in international sales;

        partially offset by:

  •
  foreign currency exchange rate fluctuations, which decreased net sales by $16.7 million, due primarily to the weakening of the Euro against the United States dollar.

        During the fourth quarter of 2013, we completed enrollment in Cohort A, the surgical arm of The PARTNER II Trial, which is evaluating the Edwards SAPIEN XT transcatheter heart valve for the United States market. We submitted our pre-market approval for Cohort B of The PARTNER II Trial to the FDA during the second quarter of 2013 and the FDA's evaluation remains pending. Cohort B is designed for patients with a higher risk profile who are deemed inoperable. Also during the second quarter of 2013, we received approval for SAPIEN XT in Japan, and began commercial sales in October 2013. During the third quarter of 2013, we received approval for SAPIEN in Australia and SAPIEN XT in Canada, and received FDA approval to expand The PARTNER II Trial to include a 500 patient cohort to study the Edwards SAPIEN 3 transcatheter valve system in high risk and inoperable patients. Also, in the third quarter of 2013, the FDA revised the label for our SAPIEN valve to remove references to specific access points, now making it available for patients who need alternate access points. In January 2014, we received FDA approval to expand The PARTNER II Trial to include a 1,000 patient single-arm, non-randomized cohort to study the Edwards SAPIEN 3 transcatheter valve system in the treatment of intermediate risk patients with severe symptomatic aortic stenosis. In addition, in January 2014, we received CE Mark for SAPIEN 3 in Europe and immediately commenced a launch.

  Critical Care

        The $23.4 million decrease in net sales of Critical Care products in 2013 was due primarily to foreign currency exchange rate fluctuations, which decreased net sales by $28.9 million, due primarily to the weakening of the Japanese yen against the United States dollar.

        The $0.4 million decrease in net sales of Critical Care products in 2012 was due primarily to:

  •
  foreign currency exchange rate fluctuations, which decreased net sales by $10.4 million, due primarily to the weakening of the Euro against the United States dollar; and

  •
  the discontinuation of distributed sales of certain oximetry products and reduced sales of our Central Venous Access products, which decreased net sales by $6.7 million;

        partially offset by:

  •
  advanced monitoring products, which increased net sales by $16.7 million, driven by FloTrac systems.

  Gross Profit

	Years Ended December 31,			Change
	2013	2012	2011	2013		2012
Gross profit as a percentage of net sales	74.5%	74.0%	70.8%	0.5	pts.	3.2	pts.

        The 0.5 percentage point increase in gross profit as a percentage of net sales in 2013 was driven by:

  •
  a 1.0 percentage point increase due to an improved product mix in the United States, driven by Transcatheter Heart Valves; and

  •
  a 0.5 percentage point increase in international markets due to a more profitable product mix, primarily higher sales of Transcatheter Heart Valves;

        partially offset by:

  •
  a 1.3 percentage point decrease due primarily to higher manufacturing costs due to capacity expansion in preparation for multiple Transcatheter Heart Valve product introductions.

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

        partially offset by:

  •
  the voluntary recalls in the second quarter of 2012 of certain of our heart valves and Critical Care catheters, and manufacturing inefficiencies.

  Selling, General and Administrative ("SG&A") Expenses
  (dollars in millions)

	Years Ended December 31,			Change
	2013	2012	2011	2013		2012
SG&A expenses	$745.6	$705.3	$642.4	$40.3		$62.9
SG&A expenses as a percentage of net sales	36.5%	37.1%	38.3%	(0.6)	pts.	(1.2)	pts.

        The $40.3 million increase in SG&A expenses in 2013 was due primarily to (1) higher sales and marketing expenses in the United States and Japan, mainly to support the Transcatheter Heart Valve program and (2) the 2.3% excise tax, or $15.8 million, on United States sales of most medical devices which became effective in 2013. These increases were partially offset by the impact of foreign currency, which reduced expenses by $12.4 million due primarily to the weakening of the Japanese yen against the United States dollar. The decrease in SG&A expenses as a percentage of net sales in 2013 was due primarily to decreased SG&A expenses in Europe as a percentage of net sales.

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

  Research and Development Expenses
  (dollars in millions)

	Years Ended December 31,			Change
	2013	2012	2011	2013		2012
Research and development expenses	$323.0	$291.3	$246.3	$31.7		$45.0
Research and development expenses as a percentage of net sales	15.8%	15.3%	14.7%	0.5	pts.	0.6	pts.

        The increase in research and development expenses in 2013 and 2012 was due primarily to additional investments in clinical studies and new product development efforts in the Transcatheter Heart Valve program.

  Special (Gains) Charges
  (in millions)

	Years Ended December 31,
	2013	2012	2011
Settlements and litigation	$(83.6)	$—	$3.3
Realignment expenses	10.4	9.0	5.5
IPR&D impairment	5.9	—	—
Licensing of intellectual property	—	7.0	—
European receivables reserve	—	—	12.8

Total special (gains) charges	$(67.3)	$16.0	$21.6

  Settlements and Litigation

        In February 2013, we received $83.6 million from Medtronic, Inc. in satisfaction of the April 2010 jury award of damages for infringement of the U.S. Andersen transcatheter heart valve patent, including accrued interest. For further information, see Note 16 to the "Consolidated Financial Statements."

        In December 2011, we recorded a $3.3 million charge related to a litigation settlement.

  Realignment Expenses

        In December 2013, we recorded a $10.4 million charge related primarily to severance expenses associated with a global workforce realignment impacting 118 employees. As of December 31, 2013, our remaining severance obligations of $9.2 million are expected to be substantially paid by the end of 2014.

        In December 2012, we recorded a $9.0 million charge related primarily to severance expenses associated with a global workforce realignment impacting 92 employees. As of December 31, 2013, payments related to the realignment were substantially complete.

        In December 2011, we recorded a $5.5 million charge related primarily to severance expenses associated with a global workforce realignment impacting 49 employees. As of December 31, 2013, payments related to the realignment were complete.

  IPR&D Impairment

        In December 2013, we recorded a $5.9 million write-off of IPR&D assets acquired from Embrella Cardiovascular, Inc. For further information, see Note 5 to the "Consolidated Financial Statements."

  Licensing of Intellectual Property

        In April 2012, we obtained an exclusive license to a suturing device for minimally invasive surgery applications. The intellectual property is under development and there is uncertainty as to whether the product will ultimately be approved. We recorded a charge of $2.0 million related to the upfront licensing and royalty fees.

        In June 2012, we obtained a co-exclusive sublicense to intellectual property related to processing tissue and implanting cardiovascular valves. The intellectual property is under development and there is uncertainty as to whether the product will ultimately be approved. We recorded a charge of $5.0 million related to the upfront licensing fee.

  European Receivables Reserve

        During 2011, we recorded a $12.8 million charge to reflect the increased risk associated with our southern European receivables, primarily Greece.

  Interest Expense

        Interest expense was $9.8 million, $4.4 million and $3.1 million in 2013, 2012 and 2011, respectively. The $5.4 million increase in interest expense for 2013 resulted primarily from a higher average debt balance as compared to the prior year and higher average interest rates due to the issuance in October 2013 of $600.0 million of 2.875% fixed-rate unsecured senior notes. The $1.3 million increase in interest expense for 2012 resulted primarily from higher average interest rates and a higher average debt balance as compared to the prior year.

  Interest Income

        Interest income was $4.6 million, $4.8 million and $3.4 million in 2013, 2012 and 2011, respectively. The $0.2 million decrease in interest income for 2013 resulted primarily from lower average interest rates, partially offset by higher average investment balances. The $1.4 million increase in interest income for 2012 resulted primarily from the recognition of interest income on discounted accounts receivables in southern Europe, partially offset by lower average interest rates.

  Other Expense (Income), net
  (in millions)

	Years Ended December 31,
	2013	2012	2011
Foreign exchange losses, net	$1.5	$1.2	$1.9
Loss (gain) on investments in unconsolidated affiliates	0.4	0.7	(5.4)
Earn-out payments	—	—	(1.0)
Other	(0.6)	(0.2)	(0.3)

Total other expense (income), net	$1.3	$1.7	$(4.8)

        The foreign exchange losses relate to the foreign currency fluctuations in our global trade and intercompany receivable and payable balances, offset by the gains and losses on derivative instruments intended as an economic hedge of those exposures.

        The loss (gain) on investments in unconsolidated affiliates primarily represents our net share of gains and losses in investments accounted for under the equity method, and realized gains and losses on our available-for-sale and cost method investments.

        In September 2009, we sold our hemofiltration product line. In connection with the transaction, we were entitled to earn-out payments up to $9.0 million based on certain revenue objectives to be achieved by the buyer over the two years following the sale. As of March 31, 2011, all earn-out payments had been earned.

  Provision for Income Taxes

        Our effective income tax rates for 2013, 2012 and 2011 were impacted as follows (in millions):

	Years Ended December 31,
	2013	2012	2011
Income tax expense at U.S. federal statutory rate	$180.3	$136.9	$99.2
Foreign income taxed at different rates	(60.6)	(41.5)	(55.3)
Tax credits, federal and state	(19.8)	(4.9)	(10.4)
U.S. tax on foreign earnings, net of credits	18.9	0.7	9.7
State and local taxes, net of federal tax benefit	5.9	3.9	4.6
Nondeductible stock-based compensation	2.6	1.9	1.9
Release of reserve for uncertain tax positions for prior years	(3.9)	(0.8)	(4.1)
Other	0.2	1.7	1.3

Income tax provision	$123.6	$97.9	$46.9

        Certain previously reported amounts in the above table have been reclassified to conform to our current year presentation.

  Reserve for Uncertain Tax Positions

        As of December 31, 2013 and 2012, the liability for income taxes associated with uncertain tax positions was $127.7 million and $113.6 million, respectively. We estimate that these liabilities would be reduced by $30.9 million and $26.1 million, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments. The net amounts of $96.8 million and $87.5 million, respectively, if not required, would favorably affect our effective tax rate.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest, penalties and foreign exchange, is as follows (in millions):

	December 31,
	2013	2012	2011
Unrecognized tax benefits, January 1	$113.6	$78.0	$55.1
Current year tax positions	17.8	41.7	26.0
Increase prior year tax positions	5.7	2.6	5.9
Decrease prior year tax positions	(9.0)	(4.3)	(5.5)
Settlements	(0.1)	(4.3)	(0.1)
Lapse of statutes of limitations	(0.3)	(0.1)	(3.4)

Unrecognized tax benefits, December 31	$127.7	$113.6	$78.0

        We recognize interest and penalties, if any, related to uncertain tax positions in the provision for income taxes. As of December 31, 2013, we had accrued $4.5 million (net of $3.3 million tax benefit) of interest related to uncertain tax positions, and as of December 31, 2012, we had accrued $3.1 million (net of $2.1 million tax benefit) of interest related to uncertain tax positions. During 2013, 2012 and 2011, we recognized interest expense, net of tax benefit, of $1.4 million, $1.0 million and $0.4 million, respectively, in "Provision for Income Taxes" on the consolidated statements of operations.

        We strive to resolve open matters with each tax authority at the examination level and could reach agreement with a tax authority at any time. While we have accrued for matters we believe are more likely than not to require settlement, the final outcome with a tax authority may result in a tax liability that is more or less than that reflected in the consolidated financial statements. Furthermore, we may later decide to challenge any assessments, if made, and may exercise our right to appeal. The uncertain tax positions are reviewed quarterly and adjusted as events occur that affect potential liabilities for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, negotiations between tax authorities, identification of new issues and issuance of new legislation, regulations or case law. Management believes that adequate amounts of tax and related penalty and interest have been provided in income tax expense for any adjustments that may result from these uncertain tax positions.

        At December 31, 2013, all material state, local and foreign income tax matters have been concluded for years through 2006. During the third quarter of 2013, the Internal Revenue Service ("IRS") completed its fieldwork for the 2009 and 2010 tax years. The case is currently in suspense pending finalization of an Advance Pricing Agreement ("APA") and Joint Committee of Taxation approval. The IRS began its examination of the 2011 and 2012 tax years during the fourth quarter of 2013. We have also entered into an APA process between the Switzerland and the United States governments for the years 2009 through 2013 covering transfer pricing matters. These transfer pricing matters are significant to our consolidated financial statements, and the final outcome of the negotiations between the two governments is uncertain. Management believes that adequate amounts of tax and related penalty and interest have been provided in income tax expense for any adjustments that may result for our uncertain tax positions.

        The federal research credit expired on December 31, 2011 and was not reinstated until January 2, 2013. Accordingly, the effective income tax rate for 2012 was calculated without an assumed benefit for the federal research credit. The effective income tax rate for 2013 included (1) an $8.4 million benefit for the full year 2012 federal research credit and (2) $31.3 million of tax expense associated with the $83.6 million litigation award received from Medtronic, Inc. in February 2013.

        We have received tax incentives in Puerto Rico, the Dominican Republic, Singapore and Switzerland. The tax reductions as compared to the local statutory rates favorably impacted earnings per diluted share for the years ended December 31, 2013, 2012 and 2011 by $0.44, $0.39 and $0.40, respectively. The Puerto Rico, Dominican Republic, Singapore and Switzerland grants provide our manufacturing operations partial or full exemption from local taxes until the years 2028, 2030 (subject to review beginning in 2015), 2024 and 2015, respectively.

Liquidity and Capital Resources

        Our sources of cash liquidity include cash and cash equivalents, short-term investments, amounts available under credit facilities and cash from operations. We believe that these sources are sufficient to fund the current requirements of working capital, capital expenditures and other financial commitments for the next twelve months. However, we periodically consider various financing alternatives and may, from time to time, seek to take advantage of favorable interest rate environments or other market conditions. We believe that we have the financial flexibility to attract long-term capital to fund short-term and long-term growth objectives. However, no assurances can be given that such long-term capital will be available to us on favorable terms, or at all.

        We believe that cash held in the United States, in addition to amounts available under credit facilities and cash from operations, are sufficient to fund our United States operating requirements. Cash and cash equivalents and short-term investments held outside the United States have historically been used to fund international operations and acquire businesses outside of the United States, although a portion of those amounts may from time to time be subject to temporary intercompany loans into the United States. As of December 31, 2013, cash and cash equivalents and short-term investments held outside the United States were $811.7 million. The majority of cash and cash equivalents and short-term investments held outside the

United States relates to undistributed earnings of certain of our foreign subsidiaries which are considered by us to be indefinitely reinvested. Repatriations of cash and cash equivalents and short-term investments held outside the United States are subject to restrictions in certain jurisdictions and may be subject to withholding and other taxes. The potential tax liability related to any repatriation would be dependent on the facts and circumstances that exist at the time such repatriation is made and the complexities of the tax laws of the United States and the respective foreign jurisdictions.

        We have a Credit Facility which provides up to an aggregate of $750.0 million in borrowings in multiple currencies. In October 2013, we issued $600.0 million of 2.875% fixed-rate unsecured senior notes due October 15, 2018. The proceeds from the Notes of $597.0 million were used to repay all amounts outstanding under our Credit Facility and the remainder will be used for general corporate purposes. For further information on our long-term debt, see Note 8 to the "Consolidated Financial Statements."

        From time to time, we repurchase shares of our common stock under share repurchase programs authorized by the Board of Directors. We consider several factors in determining when to execute share repurchases, including, among other things, expected dilution from stock plans, cash capacity and the market price of our common stock. The current $750.0 million program provides for repurchases through December 31, 2016. Under this stock repurchase authorization, in November 2013 and February 2014, we entered into Rule 10b5-1 plans to repurchase, during the period January through April 2014, up to an aggregate total of $300.0 million of our common stock in accordance with certain pre-defined price parameters. During 2013, we repurchased a total of 6.8 million shares at an aggregate cost of $495.1 million, and as of December 31, 2013, had remaining authority to purchase $502.5 million of our common stock. For further information, see Note 12 to the "Consolidated Financial Statements."

        Net cash flows provided by operating activities of $472.7 million for 2013 increased $110.6 million from 2012 due primarily to (1) the receipt of $83.6 million from Medtronic, Inc. in satisfaction of the April 2010 jury award of damages for infringement of the U.S. Andersen transcatheter heart valve patent, (2) increased collection of accounts receivable and (3) improved operating performance. These increases were partially offset by (1) a $22.7 million increase in inventory purchases to support future product launches and (2) a $17.0 million impact from excess tax benefits from stock plans, primarily as a result of the realization of excess tax benefits that had been previously unrealized due to credit carryforwards and net operating losses in the United States in 2011 and 2012.

        Net cash flows provided by operating activities of $362.1 million for 2012 increased $53.9 million from 2011 due primarily to (1) improved operating performance, (2) a decrease in inventory builds in comparison to the prior year and (3) increased collection of accounts receivable, particularly a $26.3 million non-recurring collection in Spain and the sale of our Greek bonds. These increases were partially offset by (1) a $50.5 million impact from increased excess tax benefits from stock plans, primarily the realization of excess tax benefits that had been previously unrealized due to credit carryforwards and net operating losses in the United States, and (2) the timing of supplier payments.

        Net cash used in investing activities of $412.7 million in 2013 consisted primarily of net purchases of short-term investments of $296.8 million and capital expenditures of $109.0 million.

        Net cash used in investing activities of $78.8 million in 2012 consisted primarily of capital expenditures of $109.0 million and a $36.6 million payment associated with the acquisition of BMEYE, B.V. (see Note 5 to the "Consolidated Financial Statements"), partially offset by net proceeds from short-term investments of $69.7 million.

        Net cash provided by financing activities of $34.9 million in 2013 consisted primarily of net proceeds from debt of $409.6 million, the excess tax benefit from stock plans of $73.5 million (including the realization of previously unrealized excess tax benefits), and proceeds from stock plans of $45.5 million, partially offset by repurchases of common stock of $496.9 million.

        Net cash used in financing activities of $155.6 million in 2012 consisted primarily of repurchases of common stock of $353.2 million, partially offset by proceeds from stock plans of $100.1 million, the excess tax benefit from stock plans of $56.5 million (including the realization of previously unrealized excess tax benefits), and net proceeds from debt of $39.5 million.

        A summary of all of our contractual obligations and commercial commitments as of December 31, 2013 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Debt	$600.0	$—	$—	$600.0	$—
Operating leases	103.6	23.5	30.0	15.4	34.7
Interest on debt	65.6	15.6	26.9	23.1	—
Pension obligations(a)	6.3	6.3	—	—	—
Contractual development obligations(b)	1.4	0.9	0.5	—	—
Capital commitment obligations(c)	2.3	1.3	1.0	—	—
Purchase and other commitments	6.5	2.5	2.6	0.6	0.8

Total contractual cash obligations(d)	$785.7	$50.1	$61.0	$639.1	$35.5

(a)
The amount included in "Less Than 1 Year" reflects anticipated contributions to our various pension plans. Anticipated contributions beyond one year are not determinable. The total accrued benefit liability for our pension plans recognized as of December 31, 2013 was $42.7 million. This amount is impacted by, among other items, pension expense funding levels, changes in plan demographics and assumptions, and investment return on plan assets. Therefore, we are unable to make a reasonably reliable estimate of the amount and period in which the liability might be paid, and did not include this amount in the contractual obligations table. See Note 11 to the "Consolidated Financial Statements" for further information.

(b)
Contractual development obligations consist primarily of cash that we are obligated to pay upon achievement of product development and other milestones.

(c)
Capital commitment obligations consist primarily of cash that we are obligated to pay to our limited partnership and limited liability corporation investees. These investees make equity investments in various development stage biopharmaceutical and medical device companies, and it is not certain if and/or when these payments will be made.

(d)
As of December 31, 2013, the liability for uncertain tax positions including interest was $135.5 million. We have entered into an APA process between the Switzerland and the United States governments for the years 2009 through 2013 covering transfer pricing matters. These transfer pricing matters are significant to our consolidated financial statements, and the final outcome of the negotiations between the two governments is uncertain. Management believes that adequate amounts of tax and related penalty and interest have been provided in income tax expense for any adjustments that may result for our uncertain tax positions. We are unable to make a reasonably reliable estimate of the amount and period in which the liability might be paid, and did not include this amount in the contractual obligations table.

Critical Accounting Policies and Estimates

        Our results of operations and financial position are determined based upon the application of our accounting policies, as discussed in the notes to the "Consolidated Financial Statements". Certain of our accounting policies represent a selection among acceptable alternatives under Generally Accepted Accounting

Principles in the United States ("GAAP"). In evaluating our transactions, management assesses all relevant GAAP and chooses the accounting policy that most accurately reflects the nature of the transactions.

        The application of accounting policies requires the use of judgment and estimates. These matters that are subject to judgments and estimation are inherently uncertain, and different amounts could be reported using different assumptions and estimates. Management uses its best estimates and judgments in determining the appropriate amount to reflect in the consolidated financial statements, using historical experience and all available information. We also use outside experts where appropriate. We apply estimation methodologies consistently from year to year.

        We believe the following are the critical accounting policies which could have the most significant effect on our reported results and require subjective or complex judgments by management.

  Revenue Recognition

        When we recognize revenue from the sale of our products, we record an estimate of various sales returns and allowances which reduces product sales and accounts receivable. These adjustments include estimates for rebates, returns and other sales allowances. These provisions are estimated based upon historical payment experience, historical relationship to revenues, estimated customer inventory levels, and current contract sales terms with direct and indirect customers. Product returns are not significant because returns are generally not allowed unless the product is damaged at time of receipt. If the historical data and inventory estimates used to calculate these provisions do not approximate future activity, our financial position, results of operations and cash flows could be impacted.

        In addition, we may allow customers to return previously purchased products for next-generation product offerings. For these transactions, we defer recognition of revenue on the sale of the earlier generation product based upon an estimate of the amount to be returned when the next-generation products are shipped to the customer. Uncertain timing of next-generation product approvals, variability in product launch strategies, product recalls and variation in product utilization all affect the estimates related to sales returns and could cause actual returns to differ from these estimates.

        Our primary sales adjustment relates to distributor rebates which are given to our United States distributors and represents the difference between our sales price to the distributor (at our distributor "list price") and the negotiated price to be paid by the end-customer. We validate the distributor rebate accrual quarterly through either a review of the inventory reports obtained from our distributors or an estimate of the distributor's inventory. This distributor inventory information is used to verify the estimated liability for future distributor rebate claims based on historical rebates and contract rates. We periodically monitor current pricing trends and distributor inventory levels to ensure the credit for future distributor rebates is fairly stated.

  Excess and Obsolete Inventory

        The valuation of our inventory requires us to estimate excess, obsolete and expired inventory. We base our provisions for excess, obsolete and expired inventory on our estimates of forecasted net sales. A significant change in the timing or level of demand for our products as compared to forecasted amounts may result in recording additional allowances for excess, obsolete and expired inventory in the future. In addition, our industry is characterized by rapid product development and frequent new product introductions. Uncertain timing of next-generation product approvals, variability in product launch strategies, product recalls, increasing levels of consigned inventory and variation in product utilization all affect our estimates related to excess, obsolete and expired inventory.

  Patent Costs

        We capitalize certain legal costs related to the defense and enforcement of issued patents for which success is deemed probable. The ultimate outcome of these legal actions are not within our complete control, are difficult to predict, and may not be known for prolonged periods of time, and therefore the determination to capitalize these costs is a matter of significant judgment.

  Intangible Assets and Long-lived Assets

        We acquire intangible assets in connection with business combinations and asset purchases. The acquired intangible assets are recorded at fair value, which is determined based on a discounted cash flow analysis. The determination of fair value requires significant estimates, including, but not limited to, the amount and timing of projected future cash flows, the discount rate used to discount those cash flows, the assessment of the asset's life cycle, including the timing and expected costs to complete in-process projects, and the consideration of legal, technical, regulatory, economic, and competitive risks.

        Indefinite-lived intangible assets, which relate to IPR&D acquired in business combinations, are reviewed for impairment annually, or whenever an event occurs or circumstances change that would indicate the carrying amount may be impaired. Additionally, management reviews the carrying amounts of other intangible and long-lived assets whenever events or circumstances indicate that the carrying amounts of an asset may not be recoverable. The impairment reviews require significant estimates about fair value, including estimation of future cash flows, selection of an appropriate discount rate, and estimates of long-term growth rates.

  Income Taxes

        The determination of our provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Realization of certain deferred tax assets, primarily net operating loss and other carryforwards, is dependent upon generating sufficient taxable income in the appropriate jurisdiction prior to the expiration of the carryforward periods. Failure to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in our effective tax rate on future earnings.

        We are subject to income taxes in the United States and numerous foreign jurisdictions. Our income tax returns are periodically audited by domestic and foreign tax authorities. These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income amongst various tax jurisdictions. We evaluate our tax positions and establish liabilities in accordance with the applicable accounting guidance on uncertainty in income taxes. Significant judgment is required in evaluating our uncertain tax positions. We review these tax uncertainties quarterly and adjust the liability as events occur that affect potential liabilities for additional taxes, such as the progress of tax audits, lapsing of applicable statutes of limitations, negotiations between tax authorities, identification of new issues and issuance of new legislation, regulations or case law.

        For additional details on our income taxes, see Note 2 and Note 15 to the "Consolidated Financial Statements."

  Stock-based Compensation

        We measure and recognize compensation expense for all stock-based awards based on estimated fair values. Stock-based awards consist of stock options, restricted stock units, market-based restricted stock units and employee stock purchase subscriptions. The fair value of each option award and employee stock purchase subscription is estimated on the date of grant using the Black-Scholes option valuation model. The fair value of market-based restricted stock units is determined using a Monte Carlo simulation model, which uses multiple input variables to determine the probability of satisfying the market condition requirements. The Black-Scholes and Monte Carlo models require various highly judgmental assumptions, including stock price volatility, risk-free interest rate, and expected option term. Stock-based compensation expense is recorded net of estimated forfeitures. Judgment is required in estimating the stock awards that will ultimately be forfeited.

If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be impacted.

New Accounting Standards

        Information regarding new accounting standards is included in Note 2 to the "Consolidated Financial Statements."

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Our business and financial results are affected by fluctuations in world financial markets, including changes in currency exchange rates and interest rates. We manage these risks through a combination of normal operating and financing activities and derivative financial instruments. We do not use derivative financial instruments for trading or speculative purposes.

Interest Rate Risk

        In addition to available cash and cash from operations, we use debt to finance business activities. We are exposed to interest rate risk on our debt obligations. As of December 31, 2013, we had $600.0 million of Notes outstanding that carry a fixed rate and also had available a $750.0 million Credit Facility that carries a variable interest rate based on the London interbank offered rate ("LIBOR"). As of December 31, 2013, there were no borrowings outstanding under the Credit Facility. To diversify our interest rate risk, we entered into interest rate swaps with an aggregate notional amount of $300.0 million. The critical terms of the swaps match the critical terms of $300.0 million of the debt issuance, effectively converting that portion of the fixed-rate issue to a floating variable rate based on a 6 month LIBOR benchmark. Based on our year end 2013 variable debt levels, a hypothetical 10% increase in our weighted-average interest rate would have an immaterial effect on our financial condition and results of operations. As of December 31, 2013, a hypothetical 10% increase or decrease in market interest rates would change the fair value of the fixed-rate debt by a decrease or increase of approximately $6.0 million, respectively. This hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt.

        For more information related to outstanding debt obligations, see Note 8 to the "Consolidated Financial Statements."

Currency Risk

        We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances and results of our non-United States subsidiaries into United States dollars, currency gains and losses related to intercompany and third-party transactions denominated in currencies other than a location's functional currency, and currency gains and losses associated with intercompany loans. Our principal currency exposures relate to the Euro and the Japanese yen. Our objective is to minimize the volatility of our exposure to these risks through a combination of normal operating and financing activities and the use of derivative financial instruments in the form of foreign currency forward exchange contracts and foreign currency options contracts. We do not hedge our exposure related to our net investments in our non-United States subsidiaries. The total notional amounts of our derivative financial instruments entered into for foreign currency management purposes at December 31, 2013 and 2012 were $805.5 million and $779.0 million, respectively. A hypothetical 10% increase/decrease in the value of the United States dollar against all hedged currencies would increase/decrease the fair value of these derivative contracts by $55.3 million and $59.4 million, respectively. Any gains or losses on the fair value of derivative contracts would generally be offset by gains and losses on the underlying transactions and would not be significant to our financial condition or results of operations.

        For more information related to outstanding foreign exchange contracts, see Note 2 and Note 10 to the "Consolidated Financial Statements."

Credit Risk

        Derivative financial instruments involve credit risk in the event the financial institution counterparty should default. It is our policy to execute such instruments with major financial institutions that we believe to be creditworthy. At December 31, 2013, all derivative financial instruments were with bank counterparties assigned investment grade ratings by national rating agencies. We further diversify our derivative financial instruments among counterparties to minimize exposure to any one of these entities. We have not experienced a counterparty default and do not anticipate any non-performance by our current derivative counterparties.

Concentrations of Risk

        We invest excess cash in bank time deposits and diversify the investments between financial institutions.

        In the normal course of business, we provide credit to customers in the health care industry, perform credit evaluations of these customers and maintain allowances for potential credit losses which have historically been adequate compared to actual losses. In 2013, we had no customers that represent 10% or more of our total net sales or accounts receivable, net.

        We continue to do business with foreign governments in certain European countries that have experienced a deterioration in credit and economic conditions. These conditions have resulted in, and may continue to result in, a reduction in value and an increase in the average length of time that it takes to collect accounts receivable outstanding in these countries. In addition, we may also be impacted by declines in sovereign credit ratings or sovereign defaults in these countries.

        During 2011, we recorded a $12.8 million charge to reflect the increased risk associated with our Southern European receivables, primarily Greece. A significant further decline in sovereign credit ratings or a debt default in these Southern European countries may decrease the likelihood that we will collect these accounts receivable, which could result in a negative impact to our operating results. As of December 31, 2013, our accounts receivables, net of the allowance for doubtful accounts, from customers in certain European countries were $104.7 million.

Investment Risk

        We are exposed to investment risks related to changes in the fair values of our investments. We invest in equity instruments of public and private companies. These investments are classified in "Investments in Unconsolidated Affiliates" on the consolidated balance sheets.

        As of December 31, 2013, we had $21.9 million of investments in equity instruments of other companies and had recorded unrealized gains of $0.3 million on these investments in "Accumulated Other Comprehensive Loss," net of tax. Should these companies experience a decline in financial condition or fail to meet certain development milestones, the decline in the investments' values may be considered other than temporary and impairment charges may be necessary.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Edwards Lifesciences Corporation:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Edwards Lifesciences Corporation and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Irvine, California
February 28, 2014

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except par value)

	December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$420.4	$310.9
Short-term investments (Note 2)	516.5	210.5
Accounts receivable, net (Note 4)	302.5	321.1
Other receivables	25.5	26.4
Inventories (Note 4)	308.9	281.0
Deferred income taxes	33.4	43.4
Prepaid expenses	46.8	41.6
Other current assets	71.8	57.0

Total current assets	1,725.8	1,291.9
Long-term accounts receivable, net (Note 4)	7.3	9.9
Property, plant and equipment, net (Note 4)	421.6	373.3
Goodwill (Note 6)	385.4	384.7
Other intangible assets, net (Note 6)	57.2	67.0
Investments in unconsolidated affiliates (Note 7)	21.9	21.1
Deferred income taxes	70.1	47.3
Other assets	35.4	26.3

Total assets	$2,724.7	$2,221.5

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$48.4	$74.7
Accrued and other liabilities (Note 4)	297.2	272.7

Total current liabilities	345.6	347.4

Long-term debt (Note 8)	593.1	189.3

Uncertain tax positions	126.4	110.7

Other long-term liabilities	100.4	94.8

Commitments and contingencies (Notes 8 and 16)
Stockholders' equity (Note 12)
Preferred stock, $.01 par value, authorized 50.0 shares, no shares outstanding	—	—
Common stock, $1.00 par value, 350.0 shares authorized, 126.0 and 124.2 shares issued, and 109.3 and 114.3 shares outstanding, respectively	126.0	124.2
Additional paid-in capital	671.2	489.0
Retained earnings	2,045.6	1,653.9
Accumulated other comprehensive loss	(27.6)	(37.9)
Treasury stock, at cost, 16.7 and 9.9 shares, respectively	(1,256.0)	(749.9)

Total stockholders' equity	1,559.2	1,479.3

Total liabilities and stockholders' equity	$2,724.7	$2,221.5

The accompanying notes are an integral part of these consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share information)

	Years Ended December 31,
	2013	2012	2011
Net sales	$2,045.5	$1,899.6	$1,678.6
Cost of goods sold	522.4	494.6	489.8

Gross profit	1,523.1	1,405.0	1,188.8
Selling, general and administrative expenses	745.6	705.3	642.4
Research and development expenses	323.0	291.3	246.3
Special (gains) charges (Note 3)	(67.3)	16.0	21.6
Interest expense	9.8	4.4	3.1
Interest income	(4.6)	(4.8)	(3.4)
Other expense (income), net (Note 14)	1.3	1.7	(4.8)

Income before provision for income taxes	515.3	391.1	283.6
Provision for income taxes (Note 15)	123.6	97.9	46.9

Net income	$391.7	$293.2	$236.7

Share information (Note 2):
Earnings per share:
Basic	$3.51	$2.55	$2.07
Diluted	$3.44	$2.48	$1.98
Weighted-average number of common shares outstanding:
Basic	111.7	114.9	114.6
Diluted	113.8	118.3	119.4

The accompanying notes are an integral part of these consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Years Ended December 31,
	2013	2012	2011
Net income	$391.7	$293.2	$236.7

Other comprehensive income (loss), net of tax (Note 13):
Foreign currency translation adjustments	5.6	4.2	(5.2)
Unrealized (loss) gain on cash flow hedges	(3.5)	1.1	16.8
Unrealized loss on available-for-sale investments for the period	(1.1)	—	(0.1)
Reclassification of net realized investment loss (gain) to earnings	—	0.3	(1.0)
Defined benefit pension plans—net actuarial gain (loss) and other	9.3	(6.0)	(5.9)

Other comprehensive income (loss), net of tax	10.3	(0.4)	4.6

Comprehensive income	$402.0	$292.8	$241.3

The accompanying notes are an integral part of these consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net income	$391.7	$293.2	$236.7
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	68.7	57.3	58.0
Stock-based compensation (Notes 2 and 12)	47.4	42.1	35.0
Excess tax benefit from stock plans (Notes 2 and 12)	(73.5)	(56.5)	(6.0)
Deferred income taxes	0.1	8.1	(0.6)
Special charges (Note 3)	14.6	14.9	21.2
(Gain) loss on trading securities	(1.0)	(0.7)	1.0
Other	3.2	3.9	(1.1)
Changes in operating assets and liabilities:
Accounts and other receivables, net	8.5	(26.5)	(53.7)
Inventories	(44.4)	(21.7)	(57.0)
Accounts payable and accrued liabilities	50.3	30.2	55.4
Prepaid expenses and other current assets	4.6	12.8	20.6
Other	2.5	5.0	(1.3)

Net cash provided by operating activities	472.7	362.1	308.2

Cash flows from investing activities
Capital expenditures	(109.0)	(109.0)	(76.6)
Proceeds from short-term investments (Note 2)	526.4	662.3	349.9
Purchases of short-term investments (Note 2)	(823.2)	(592.6)	(643.3)
Acquisitions (Note 5)	—	(36.6)	(42.6)
Investments in intangible assets	(1.1)	(7.0)	(7.7)
Proceeds from sale of assets	2.3	3.0	3.9
Proceeds from unconsolidated affiliates	0.3	2.8	9.1
Investments in unconsolidated affiliates	(3.0)	(2.0)	(2.3)
(Investments in) proceeds from trading securities, net	(1.4)	(0.6)	3.1
Other	(4.0)	0.9	—

Net cash used in investing activities	(412.7)	(78.8)	(406.5)

Cash flows from financing activities
Proceeds from issuance of debt	1,305.0	407.0	526.1
Payments on debt	(895.4)	(367.5)	(421.7)
Repurchase of common stock	(496.9)	(344.1)	(303.4)
Equity forward contract related to accelerated share repurchase agreement (Note 12)	—	(9.1)	—
Proceeds from stock plans	45.5	100.1	59.5
Excess tax benefit from stock plans (Notes 2 and 12)	73.5	56.5	6.0
Other	3.2	1.5	(1.7)

Net cash provided by (used in) financing activities	34.9	(155.6)	(135.2)

Effect of currency exchange rate changes on cash and cash equivalents	14.6	12.0	8.6

Net increase (decrease) in cash and cash equivalents	109.5	139.7	(224.9)
Cash and cash equivalents at beginning of year	310.9	171.2	396.1

Cash and cash equivalents at end of year	$420.4	$310.9	$171.2

Supplemental disclosures:
Cash paid during the year for:
Interest	$4.3	$4.4	$3.2
Income taxes	$54.0	$38.0	$15.4
Non-cash investing and financing transactions:
Capital expenditures accruals	$8.4	$20.9	$11.0
Capital additions transferred from inventory	$7.8	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in millions)

	Common Stock		Treasury Stock
							Accumulated Other Comprehensive (Loss) Income
	Shares	Par Value	Shares	Amount	Additional Paid-in Capital	Retained Earnings		Total Stockholders' Equity
BALANCE AT DECEMBER 31, 2010	117.0	$117.0	2.0	$(102.0)	$211.3	$1,124.0	$(42.1)	$1,308.2
Net income						236.7		236.7
Other comprehensive income, net of tax							4.6	4.6
Common stock issued under equity plans, including tax benefits	3.0	3.0			54.2			57.2
Stock-based compensation expense					35.0			35.0
Repurchase of common stock			3.9	(303.8)				(303.8)

BALANCE AT DECEMBER 31, 2011	120.0	120.0	5.9	(405.8)	300.5	1,360.7	(37.5)	1,337.9
Net income						293.2		293.2
Other comprehensive loss, net of tax							(0.4)	(0.4)
Common stock issued under equity plans, including tax benefits	4.2	4.2			155.5			159.7
Stock-based compensation expense					42.1			42.1
Repurchase of common stock			4.0	(344.1)	(9.1)			(353.2)

BALANCE AT DECEMBER 31, 2012	124.2	124.2	9.9	(749.9)	489.0	1,653.9	(37.9)	1,479.3
Net income						391.7		391.7
Other comprehensive income, net of tax							10.3	10.3
Common stock issued under equity plans, including tax benefits	1.8	1.8			125.7			127.5
Stock-based compensation expense					47.4			47.4
Repurchase of common stock			6.8	(506.1)	9.1			(497.0)

BALANCE AT DECEMBER 31, 2013	126.0	$126.0	16.7	$(1,256.0)	$671.2	$2,045.6	$(27.6)	$1,559.2

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

        The products and technologies provided by Edwards Lifesciences to treat advanced cardiovascular disease or critically ill patients are categorized into the following main areas: Surgical Heart Valve Therapy, Transcatheter Heart Valves, and Critical Care. The Company's Surgical Heart Valve Therapy portfolio includes tissue heart valves and heart valve repair products for the surgical replacement or repair of a patient's heart valve. The portfolio also includes a diverse line of cardiac surgery systems used during minimally invasive surgical procedures, and cannulae, embolic protection devices and other products used during cardiopulmonary bypass. The Company's Transcatheter Heart Valves portfolio includes technologies designed to treat heart valve disease using catheter-based approaches as opposed to open surgical techniques. In the Critical Care portfolio, Edwards Lifesciences' products include pulmonary artery catheters, disposable pressure transducers and advanced monitoring systems. The portfolio also includes a line of balloon catheter-based vascular products, surgical clips and inserts.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of Edwards Lifesciences and its majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Cash Flow Statement Revision

        In preparing the consolidated financial statements for the year ended December 31, 2013, the Company determined that it had misclassified certain accrued capital expenditures in the consolidated statements of cash flows for the years ended December 31, 2012 and 2011. The Company has evaluated and concluded that this did not result in a material misstatement of the Company's previously issued consolidated financial statements. However, the Company has elected to revise its consolidated statements of cash flows for the years ended December 31, 2012 and 2011 to correct the presentation of accrued capital expenditures, resulting in a decrease to net cash used in investing activities (with a corresponding decrease to net cash provided by operating activities) of $11.7 million and $6.3 million, respectively.

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

        The Company's principal sales terms provide for title and risk of loss transferring upon delivery to the customer, limited right of return and no unusual provisions or conditions. When the Company recognizes revenue from the sale of its products, an estimate of various sales returns and allowances is recorded which reduces product sales and accounts receivable. These adjustments include estimates for rebates, returns and other sales allowances. These provisions are estimated and recorded at the time of sale based upon historical payment experience, historical relationship to revenues, estimated customer inventory levels, and current contract sales terms with direct and indirect customers. Other than in limited circumstances, product returns are not significant because returns are generally not allowed unless the product is damaged at time of receipt. In addition, the Company may allow customers to return previously purchased products for next-generation product offerings. For these transactions, the Company defers recognition of revenue on the sale of the earlier generation product based upon an estimate of the amount of product to be returned when the next-generation products are shipped to the customer.

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

Shipping and Handling Costs

        Shipping costs, which are costs incurred to physically move product from the Company's premises to the customer's premises, are included in "Selling, General and Administrative Expenses." Handling costs, which are costs incurred to store, move and prepare products for shipment, are included in "Cost of Goods Sold." For the years ended December 31, 2013, 2012 and 2011, shipping costs of $56.6 million, $54.9 million and $51.0 million, respectively, were included in "Selling, General and Administrative Expenses."

Cash Equivalents

        The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. These investments are valued at cost, which approximates fair value.

Short-term Investments

        Short-term investments include bank time deposits with original maturities between three months and one year. Bank time deposits with original maturities of three months or less are classified as cash equivalents. Investments in bank time deposits are classified as held-to-maturity, as management has both the intent and ability to hold these investments to maturity, and are reported at cost, which approximates fair value. Income relating to these bank time deposits is reported as "Interest Income."

Allowance for Doubtful Accounts

        The Company records allowances for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions. When evaluating its allowances for doubtful accounts related to receivables from customers in certain European countries that have historically paid beyond the stated terms, the Company's analysis considers a number of factors including evidence of the customer's ability to comply with credit terms, economic conditions and procedures implemented by the Company to collect the historical receivables. Additional allowances for doubtful accounts may be required if there is deterioration in past due balances, if economic conditions are less favorable than the Company has anticipated, or for customer-specific circumstances, such as financial difficulty. The allowance for doubtful accounts was $12.2 million and $12.0 million at December 31, 2013 and 2012, respectively.

Inventories

        Inventories are stated at the lower of cost (first-in, first-out method) or market value. Market value for raw materials is based on replacement costs, and for other inventory classifications is based on net realizable value.

        A write-down for excess or inactive inventory is recorded for inventory which is obsolete, nearing its expiration date (generally triggered at six months prior to expiration), is damaged or slow moving (generally defined as quantities in excess of a two year supply). The allowance for excess and obsolete inventory was $29.6 million and $16.3 million at December 31, 2013 and 2012, respectively.

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company allocates to inventory general and administrative costs that are related to the production process. These costs include insurance, manufacturing accounting personnel, human resources personnel and information technology. During the years ended December 31, 2013, 2012 and 2011, the Company allocated $24.7 million, $26.2 million and $25.3 million, respectively, of general and administrative costs to inventory. General and administrative costs included in inventory at December 31, 2013 and 2012 were $14.3 million and $15.1 million, respectively.

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

        Depreciation expense for property, plant and equipment was $53.1 million, $44.0 million and $44.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. Repairs and maintenance expense was $21.7 million, $20.6 million and $18.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Impairment of Goodwill and Long-lived Assets

        Goodwill is reviewed for impairment annually in the fourth quarter of each fiscal year or whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. The Company identifies its reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including existing goodwill, to those reporting units. The fair value of the reporting unit is estimated based on the Company's market capitalization and a market revenue multiple. If the carrying value of the reporting unit exceeds its estimated fair value, then the Company measures the amount of the impairment loss by comparing the implied fair value of goodwill to its carrying value. In 2013, 2012 and 2011, the Company did not record any impairment loss as the fair value of each reporting unit significantly exceeded its respective carrying value.

        Indefinite-lived intangible assets relate to in-process research and development ("IPR&D") acquired in business combinations. The estimated fair values of IPR&D projects acquired in a business combination which have not reached technological feasibility are capitalized and accounted for as indefinite-lived intangible assets subject to impairment testing until completion or abandonment of the projects. Upon successful completion of the project, the capitalized amount is amortized over its estimated useful life. If the project is abandoned, all remaining capitalized amounts are written off immediately. Indefinite-lived intangible assets are reviewed for impairment annually, or whenever an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment loss is recognized when the asset's carrying value exceeds its fair value. IPR&D projects acquired in an asset acquisition are expensed unless the project has an alternative future use.

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

Patent Costs

        The Company expenses legal costs incurred for patent preparation and applications. The Company capitalizes certain legal costs related to the defense and enforcement of issued patents for which success is deemed probable. These capitalized legal costs are amortized over the life of the related patent. Such legal costs are periodically reviewed for impairment and recoverability.

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

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The table below presents the computation of basic and diluted earnings per share (in millions, except for per share information):

	Years ended December 31,
	2013	2012	2011
Basic:
Net income	$391.7	$293.2	$236.7

Weighted-average shares outstanding	111.7	114.9	114.6

Basic earnings per share	$3.51	$2.55	$2.07

Diluted:
Net income	$391.7	$293.2	$236.7

Weighted-average shares outstanding	111.7	114.9	114.6
Dilutive effect of stock plans	2.1	3.4	4.8

Dilutive weighted-average shares outstanding	113.8	118.3	119.4

Diluted earnings per share	$3.44	$2.48	$1.98

        Stock options, restricted stock units and market-based restricted stock units to purchase approximately 3.3 million, 1.7 million and 1.0 million shares for the years ended December 31, 2013, 2012 and 2011, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

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

        Total stock-based compensation expense for the years ended December 31, 2013, 2012 and 2011 was as follows (in millions):

	December 31,
	2013	2012	2011
Cost of goods sold	$5.9	$5.0	$4.0
Selling, general and administrative expenses	34.7	31.2	25.4
Research and development expenses	6.8	5.9	5.6

Total stock-based compensation expense	$47.4	$42.1	$35.0

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

Derivatives

        The Company uses derivative financial instruments to manage interest rate and foreign currency risks. It is the Company's policy not to enter into derivative financial instruments for speculative purposes. The Company uses interest rate swaps to convert a portion of its fixed-rate debt into variable-rate debt. These interest rate swaps are designated as fair value hedges and meet the shortcut method requirements under the accounting standards for derivatives and hedging. Accordingly, changes in the fair values of the interest rate swaps are considered to exactly offset changes in the fair value of the underlying long-term debt. The Company uses foreign currency forward exchange contracts to offset the changes due to currency rate movements in the amount of future cash flows associated with intercompany transactions and certain third-party expenses expected to occur within the next 13 months. These foreign currency forward exchange contracts are designated as cash flow hedges. Certain of the Company's locations have assets and liabilities denominated in currencies other than their functional currencies resulting from intercompany and third-party transactions. The Company uses foreign currency forward exchange contracts that are not designated as hedging instruments to offset the transaction gains and losses associated with certain of these assets and liabilities. All foreign currency forward exchange contracts are denominated in currencies of major industrial countries, principally the Euro and the Japanese yen.

        All derivative financial instruments are recognized at fair value in the consolidated balance sheets. For each derivative instrument that is designated and effective as a fair value hedge, the gain or loss on the derivative is recognized immediately to earnings, and offsets the loss or gain on the underlying hedged item. The gain or loss on fair value hedges is classified in net interest expense, as they hedge the interest rate risk associated with the Company's fixed-rate debt. The Company reports in "Accumulated Other Comprehensive Loss" the effective portion of the gain or loss on derivative financial instruments that are designated, and that qualify, as cash flow hedges. The Company reclassifies these gains and losses into earnings in the same period in which the underlying hedged transactions affect earnings. Any hedge ineffectiveness (which represents the amount by which the changes in fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current period earnings. During 2013, 2012 and 2011, the Company did not record any gains or losses due to hedge ineffectiveness. The gains and losses on derivative financial instruments for which the Company does not elect hedge accounting treatment are recognized in the consolidated statements of operations in each period based upon the change in the fair value of the derivative financial instrument. Cash flows from derivative financial instruments are reported as operating activities in the consolidated statements of cash flows.

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

Recently Adopted Accounting Standards

        In December 2011, the Financial Accounting Standards Board ("FASB") issued an amendment to the accounting guidance on disclosures about offsetting assets and liabilities. The guidance requires an entity to disclose both gross and net information about financial instruments and derivative instruments that are eligible for offset in the consolidated balance sheet or subject to an enforceable master-netting arrangement or similar agreement. In January 2013, the FASB clarified that this guidance applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the accounting guidance or subject to a master-netting arrangement or similar agreement. The guidance was effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company has provided the information required by this guidance in Note 10.

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

New Accounting Standards Not Yet Adopted

        In July 2013, the FASB issued an amendment to the accounting guidance on income taxes impacting the presentation of unrecognized tax benefits. The guidance requires an entity to net its unrecognized tax benefits against the deferred tax assets for all same jurisdiction net operating loss or similar tax loss carryforwards, or tax credit carryforwards. The guidance is effective for annual reporting periods beginning after December 15, 2013 and interim periods therein. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.    SPECIAL (GAINS) CHARGES

	Years Ended December 31,
	2013	2012	2011
	(in millions)
Settlements and litigation	$(83.6)	$—	$3.3
Realignment expenses	10.4	9.0	5.5
IPR&D impairment	5.9	—	—
Licensing of intellectual property	—	7.0	—
European receivables reserve	—	—	12.8

Total special (gains) charges	$(67.3)	$16.0	$21.6

  Settlements and Litigation

        In February 2013, the Company received $83.6 million from Medtronic, Inc. in satisfaction of the April 2010 jury award of damages for infringement of the U.S. Andersen transcatheter heart valve patent, including accrued interest. For further information, see Note 16.

        In December 2011, the Company recorded a $3.3 million charge related to a litigation settlement.

  Realignment Expenses

        In December 2013, the Company recorded a $10.4 million charge related primarily to severance expenses associated with a global workforce realignment impacting 118 employees. As of December 31, 2013, the Company's remaining severance obligations of $9.2 million are expected to be substantially paid by the end of 2014.

        In December 2012, the Company recorded a $9.0 million charge related primarily to severance expenses associated with a global workforce realignment impacting 92 employees. As of December 31, 2013, payments related to the realignment were substantially complete.

        In December 2011, the Company recorded a $5.5 million charge related primarily to severance expenses associated with a global workforce realignment impacting 49 employees. As of December 31, 2013, payments related to the realignment were complete.

  IPR&D Impairment

        In December 2013, the Company recorded a $5.9 million write-off of IPR&D assets acquired from Embrella Cardiovascular, Inc. ("Embrella"). For further information, see Note 5.

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

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.    COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

        Components of selected captions in the consolidated balance sheets at December 31 are as follows:

	December 31,
	2013	2012
	(in millions)
Accounts receivable, net(a)
Trade accounts receivable	$307.9	$326.7
Allowance for doubtful accounts	(5.4)	(5.6)

	$302.5	$321.1

Inventories
Raw materials	$57.8	$49.5
Work in process	82.2	58.8
Finished products	168.9	172.7

	$308.9	$281.0

Property, plant and equipment, net
Land	$21.6	$21.5
Buildings and leasehold improvements	268.2	183.7
Machinery and equipment	307.6	278.9
Equipment with customers	40.2	40.2
Software	99.2	102.1
Construction in progress	27.9	68.1

	764.7	694.5
Accumulated depreciation	(343.1)	(321.2)

	$421.6	$373.3

Long-term accounts receivable, net(a)
Long-term trade accounts receivable	$14.1	$16.3
Allowance for doubtful accounts	(6.8)	(6.4)

	$7.3	$9.9

Accrued and other liabilities
Employee compensation and withholdings	$101.1	$102.7
Clinical trial accruals	37.2	23.1
Property, payroll and other taxes	31.6	31.0
Fair value of derivatives	17.2	—
Accrued rebates	15.0	14.2
Realignment reserves	9.5	8.7
Deferred income taxes	7.2	8.7
Taxes payable	7.1	9.5
Litigation reserves (Note 16)	1.7	3.1
Other accrued liabilities	69.6	71.7

	$297.2	$272.7

(a)
As of December 31, 2013 and 2012, the Company's accounts receivables, net of the allowance for doubtful accounts, from customers in certain European countries were $104.7 million and $104.7 million, respectively. Balances from customers located in these countries that are expected to be collected beyond one year have been discounted to present value based on the estimated collection date.

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.    ACQUISITIONS

BMEYE, B.V.

        On October 9, 2012, the Company acquired all the outstanding shares of BMEYE, B.V. ("BMEYE") for an aggregate cash purchase price of €28.4 million ($36.9 million). In addition, the Company paid €3.9 million ($5.1 million) to BMEYE as an intercompany loan for payment of certain liabilities that were assumed as part of the acquisition. In connection with the acquisition, the Company placed €4.3 million ($5.5 million) of the purchase price into escrow to satisfy any claims for indemnification made in accordance with the merger agreement. Any funds remaining 18 months after the acquisition date will be disbursed to BMEYE's former shareholders. Acquisition-related costs of $0.5 million were recorded in "Selling, General and Administrative Expenses" during the year ended December 31, 2012.

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

        Goodwill includes expected synergies and other benefits the Company believes will result from the acquisition. Goodwill was assigned to the Company's Europe segment and is not deductible for tax purposes. IPR&D has been capitalized at fair value as an intangible asset with an indefinite life and will be assessed for impairment in subsequent periods. The fair value of the IPR&D was determined using the income approach. This approach determines fair value based on cash flow projections which are discounted to present value using a risk-adjusted rate of return. Completion of successful design developments, bench testing, pre-clinical studies and human clinical studies are required prior to selling any product. The risks and uncertainties associated with completing development within a reasonable period of time include those related to the design, development and manufacturability of the product, the success of pre-clinical and clinical studies, and the timing of regulatory approvals. The valuation assumed approximately $8.4 million of additional research and development expenditures would be incurred prior to the date of product introduction. In the valuation, net cash inflows were forecasted to commence in 2014. During the fourth quarter of 2013, the Company transferred $0.8 million of the IPR&D to developed technology because the Company received CE mark for the product in Europe. The Company is currently projecting that approximately $0.6 million of research and

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.    ACQUISITIONS (Continued)

development expenditures will be incurred prior to the date of product introduction in the United States and Japan, and that net cash inflows will commence in 2014. Upon completion of development, the underlying research and development intangible asset will be amortized over its estimated useful life. Developed technology assets are being amortized over a weighted-average useful life of 6 years.

        The results of operations for BMEYE have been included in the accompanying consolidated financial statements from the date of acquisition. Pro forma results have not been presented as the results of BMEYE are not material in relation to the consolidated financial statements of the Company.

Embrella Cardiovascular, Inc.

        On March 11, 2011, the Company acquired all the outstanding shares of Embrella, including shares already owned by the Company, for an aggregate cash purchase price of $42.6 million. IPR&D acquired as part of the acquisition was capitalized at fair value, which was determined using the income approach. This approach determines fair value based on cash flow projections which are discounted to present value using a risk-adjusted rate of return. Completion of successful design developments, bench testing, pre-clinical studies and human clinical studies are required prior to selling any product. The risks and uncertainties associated with completing development within a reasonable period of time include those related to the design, development and manufacturability of the product, the success of pre-clinical and clinical studies, and the timing of regulatory approvals. At the time of the valuation, it was assumed that approximately $4.4 million of additional research and development expenditures would be incurred prior to the date of product introduction and that net cash inflows would commence in late 2013. In the fourth quarter of 2013, the Company recorded a $5.9 million impairment charge because the carrying amount of the IPR&D was determined to be in excess of its estimated fair value due to a significant decrease in estimated future unit sales. The impaired IPR&D was reported in the Company's Europe segment. The decrease in estimated future unit sales was due to recent medical findings that diminished concern surrounding in embolic protection devices with transcatheter aortic valve replacement procedures.

6.    GOODWILL AND OTHER INTANGIBLE ASSETS

        The changes in the carrying amount of goodwill, by segment, during the years ended December 31, 2013 and 2012 were as follows:

	United States	Europe	Total
	(in millions)
Goodwill at December 31, 2011	$308.3	$41.5	$349.8
Goodwill acquired during the year	—	34.9	34.9

Goodwill at December 31, 2012	308.3	76.4	384.7
Currency translation adjustment	—	0.7	0.7

Goodwill at December 31, 2013	$308.3	$77.1	$385.4

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.    GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        Other intangible assets consist of the following (in millions):

	December 31,
	2013			2012
	Cost	Accumulated Amortization	Net Carrying Value	Cost	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets
Patents	$221.7	$(179.9)	$41.8	$211.2	$(167.3)	$43.9
Developed technology	43.3	(35.1)	8.2	41.3	(33.0)	8.3
Other	10.7	(8.1)	2.6	10.6	(6.8)	3.8

	275.7	(223.1)	52.6	263.1	(207.1)	56.0
Unamortizable intangible assets
IPR&D	4.6	—	4.6	11.0	—	11.0

	$280.3	$(223.1)	$57.2	$274.1	$(207.1)	$67.0

        Goodwill and IPR&D resulting from purchase business combinations are not subject to amortization. Other acquired intangible assets with definite lives are amortized on a straight-line basis over their expected useful lives. The Company expenses costs incurred to renew or extend the term of acquired intangible assets.

        In December 2013, the Company recorded a $5.9 million write-off of IPR&D assets acquired from Embrella. For further information, see Note 5.

        The net carrying value of patents includes $23.4 million and $19.2 million of capitalized legal costs related to the defense and enforcement of issued patents for which success is deemed probable as of December 31, 2013 and 2012, respectively (see Note 2).

        Amortization expense related to other intangible assets for the years ended December 31, 2013, 2012 and 2011 was $15.7 million, $13.3 million and $14.1 million, respectively. Estimated amortization expense for each of the years ending December 31 is as follows (in millions):

2014	$15.1
2015	13.8
2016	13.4
2017	6.6
2018	1.3

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.    INVESTMENTS IN UNCONSOLIDATED AFFILIATES

        The Company has a number of equity investments in privately and publicly held companies. Investments in these unconsolidated affiliates are as follows:

	December 31,
	2013	2012
	(in millions)
Available-for-sale investments
Cost	$0.4	$0.4
Unrealized gains	0.4	1.6

Fair value of available-for-sale investments	0.8	2.0

Equity method investments
Cost	14.1	13.3
Equity in losses	(2.7)	(1.8)

Carrying value of equity method investments	11.4	11.5

Cost method investments
Carrying value of cost method investments	9.7	7.6

Total investments in unconsolidated affiliates	$21.9	$21.1

        There were no sales of available-for-sale investments during the year ended December 31, 2013. Proceeds from sales of available-for-sale investments for the years ended December 31, 2012 and 2011 were $2.1 million and $3.6 million, respectively, and the Company realized pre-tax gains of $0.4 million and $1.4 million, respectively.

8.    DEBT, CREDIT FACILITIES AND LEASE OBLIGATIONS

        In October 2013, the Company issued $600.0 million of 2.875% fixed-rate unsecured senior notes due October 15, 2018 (the "Notes"). The proceeds from the Notes of $597.0 million, which is net of an issuance discount of $3.0 million, was used to repay all amounts then outstanding under the Company's Four-Year Credit Agreement ("the Credit Facility") and the remainder will be used for general corporate purposes. Interest is payable semi-annually in arrears, with the first payment due in April 2014. The effective interest rate is 2.983%. Issuance costs of $5.4 million, as well as the discount on the Notes, are being amortized to interest expense over the term of the Notes. The Company may redeem the Notes, in whole or in part, at any time and from time to time at specified redemption prices. In addition, upon the occurrence of certain change of control triggering events, the Company may be required to repurchase all or a portion of the Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest. The Notes also include covenants that limit the Company's ability to incur secured indebtedness, enter into sale and leaseback transactions, and consolidate, merge or transfer all or substantially all of its assets. As of December 31, 2013, the carrying value of the Notes was $593.1 million, which is net of the unamortized discount of $2.9 million and a $4.0 million adjustment related to changes in the fair value of the portion of the Notes in a fair value hedging relationship (see further information in Note 10). As of December 31, 2013, the fair value of the Notes, based on Level 2 inputs, approximated the face value of the Notes.

        The Company's Credit Facility matures on July 29, 2015. On June 13, 2013, the Company amended the Credit Facility to increase the aggregate borrowings provided under the Credit Facility to $750.0 million. Borrowings generally bear interest at the London interbank offered rate ("LIBOR") plus a spread ranging

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.    DEBT, CREDIT FACILITIES AND LEASE OBLIGATIONS (Continued)

from 0.875% to 1.600%, depending on the leverage ratio as defined in the Credit Facility. The Company also pays a facility fee ranging from 0.125% to 0.275%, depending on the leverage ratio, on the entire facility whether or not drawn. During 2013, the spread over LIBOR was 0.875% and the facility fee ranged from 0.125% to 0.150%. Issuance costs of $2.4 million are being amortized to interest expense over 4 years. As of December 31, 2013, there were no borrowings outstanding under the Credit Facility. The Credit Facility is unsecured and contains various financial and other covenants, including a maximum leverage ratio and a minimum interest coverage ratio, as defined in the Credit Facility. The Company was in compliance with all covenants at December 31, 2013.

        As of December 31, 2012, included in the Credit Facility were unsecured notes denominated in Japanese yen of ¥1.2 billion (US$14.3 million).

        The weighted-average interest rate under all debt obligations was 2.7% and 1.7% at December 31, 2013 and 2012, respectively.

        Certain facilities and equipment are leased under operating leases expiring at various dates. Most of the operating leases contain renewal options. Total expense for all operating leases was $25.9 million, $23.9 million and $21.5 million for the years 2013, 2012 and 2011, respectively.

        Future minimum lease payments (including interest) under non-cancelable operating leases and aggregate debt maturities at December 31, 2013 were as follows (in millions):

	Operating Leases	Aggregate Debt Maturities
2014	$23.5	$—
2015	17.4	—
2016	12.6	—
2017	8.2	—
2018	7.2	600.0
Thereafter	34.7	—

Total obligations and commitments	$103.6	$600.0

9.    FAIR VALUE MEASUREMENTS

        The consolidated financial statements include financial instruments for which the fair market value of such instruments may differ from amounts reflected on a historical cost basis. Financial instruments of the Company consist of cash deposits, bank time deposits, accounts and other receivables, investments in unconsolidated affiliates, accounts payable, certain accrued liabilities and borrowings under the Credit Facility. The carrying value of these financial instruments generally approximates fair value due to their short-term nature. Financial instruments also include notes payable. See Note 8 for further information on the fair value of the Notes.

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

  Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following table summarizes the Company's financial instruments which are measured at fair value on a recurring basis as of December 31, 2013 and 2012 (in millions):

December 31, 2013	Level 1	Level 2	Level 3	Total
Assets
Investments held for executive deferred compensation plan	$15.1	$—	$—	$15.1
Investments in unconsolidated affiliates	0.8	—	—	0.8
Derivatives	—	13.8	—	13.8

	$15.9	$13.8	$—	$29.7

Liabilities
Derivatives	$—	$17.2	$—	$17.2
Executive deferred compensation plan	15.5	—	—	15.5

	$15.5	$17.2	$—	$32.7

December 31, 2012
Assets
Investments held for executive deferred compensation plan	$12.7	$—	$—	$12.7
Investments in unconsolidated affiliates	2.0	—	—	2.0
Derivatives	—	5.7	—	5.7

	$14.7	$5.7	$—	$20.4

Liabilities
Executive deferred compensation plan	$12.4	$—	$—	$12.4

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

  Derivative Instruments

        The Company uses derivative financial instruments in the form of foreign currency forward exchange contracts to manage foreign currency exposures and interest rate swap agreements to manage its interest rate exposures. All derivatives contracts are recognized on the balance sheet at their fair value. The fair value of foreign currency derivative financial instruments was estimated by discounting expected cash flows using quoted market interest rates and foreign exchange rates as of December 31, 2013 and 2012. The fair value of the interest rate swap agreements was determined based on a discounted cash flow analysis reflecting the contractual terms of the agreements and the 6 month LIBOR forward interest rate curve. Judgment was employed in interpreting market data to develop estimates of fair value; accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts. The derivative instruments are categorized as Level 2.

10.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

        The Company uses derivative financial instruments to manage its currency exchange rate risk and its interest rate risk as summarized below. Notional amounts are stated in United States dollar equivalents at spot exchange rates at the respective dates. The Company does not enter into these arrangements for trading or speculation purposes.

	Notional Amount
	December 31, 2013	December 31, 2012
	(in millions)
Foreign currency forward exchange contracts	$805.5	$779.0
Interest rate swap agreements	$300.0	$—

        The following table presents the location and fair value amounts of derivative instruments reported in the consolidated balance sheets (in millions):

		Fair Value
	Balance Sheet Location	December 31, 2013	December 31, 2012
Derivatives designated as hedging instruments
Assets
Foreign currency contracts	Other current assets	$13.8	$5.7
Liabilities
Foreign currency contracts	Accrued and other liabilities	$13.2	$—
Interest rate swap agreements	Other long-term liabilities	$4.0	$—

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

        The following table presents the effect of master-netting agreements and rights of offset on the consolidated balance sheets (in millions):

				Gross Amounts Not Offset in the Consolidated Balance Sheet
		Gross Amounts Offset in the Consolidated Balance Sheet
			Net Amounts Presented in the Consolidated Balance Sheet
December 31, 2013	Gross Amounts(a)			Financial Instruments	Cash Collateral Received	Net Amount
Derivative Assets
Foreign currency contracts	$13.8	$—	$13.8	$(9.5)	$—	$4.3
Derivative Liabilities
Foreign currency contracts	$13.2	$—	$13.2	$(9.5)	$—	$3.7
Interest rate swap agreements	$4.0	$—	$4.0	$—	$—	$4.0
December 31, 2012
Derivative Assets
Foreign currency contracts	$10.9	$(5.2)	$5.7	$—	$—	$5.7
Derivative Liabilities
Foreign currency contracts	$5.2	$(5.2)	$—	$—	$—	$—

(a)
The gross amounts presented as of December 31, 2012 do not include derivative assets of $3.8 million, and derivative liabilities of $3.8 million, as these derivatives were not subject to a master-netting arrangement and did not have rights of offset.

        The following tables present the effect of derivative instruments on the consolidated statements of operations and consolidated statements of comprehensive income (in millions):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income
	2013	2012		2013	2012
Derivatives in cash flow hedging relationships
Foreign currency contracts	$16.3	$13.7	Cost of goods sold	$21.5	$12.2

		Amount of Gain or (Loss) Recognized in Income on Derivative
	Location of Gain or (Loss) Recognized in Income on Derivative
		2013	2012	2011
Derivatives in fair value hedging relationships
Interest rate swap agreements	Interest expense	$(4.0)	$—	$—

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

        The losses on the interest rate swap agreements are fully offset by the changes in the fair value of the fixed rate debt being hedged.

		Amount of Gain or (Loss) Recognized in Income on Derivative
	Location of Gain or (Loss) Recognized in Income on Derivative
		2013	2012	2011
Derivatives not designated as hedging instruments
Foreign currency contracts	Other expense (income), net	$18.4	$4.4	$(6.0)

        The Company expects that during 2014 it will reclassify to earnings a $5.1 million gain currently recorded in "Accumulated Other Comprehensive Loss."

        For the years ended December 31, 2013, 2012 and 2011, the Company did not record any gains or losses due to hedge ineffectiveness.

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.    EMPLOYEE BENEFIT PLANS

Defined Benefit Plans

        Edwards Lifesciences maintains defined benefit pension plans in Japan and certain European countries. Information regarding the Company's defined benefit pension plans is as follows (in millions):

	Years Ended December 31,
	2013	2012
Change in projected benefit obligation:
Beginning of year	$108.0	$95.6
Service cost	7.6	7.2
Interest cost	2.0	2.3
Participant contributions	1.9	2.0
Actuarial (gain) loss	(5.6)	10.2
Benefits paid	—	(6.5)
Curtailment gain	—	(2.0)
Currency exchange rate changes and other	(2.7)	(0.8)

End of year	$111.2	$108.0

Change in fair value of plan assets:
Beginning of year	$57.2	$53.8
Actual return on plan assets	4.4	1.7
Employer contributions	6.7	6.5
Participant contributions	1.9	2.0
Benefits paid	—	(6.3)
Currency exchange rate changes and other	(1.7)	(0.5)

End of year	$68.5	$57.2

Funded Status
Projected benefit obligation	$(111.2)	$(108.0)
Plan assets at fair value	68.5	57.2

Underfunded status	$(42.7)	$(50.8)

Net amounts recognized on the consolidated balance sheet:
Other long-term liabilities	$42.7	$50.8

Accumulated other comprehensive loss, net of tax:
Net actuarial loss	$(16.7)	$(27.9)
Net prior service credit	2.1	2.4
Deferred income tax benefit	3.4	5.0

Total	$(11.2)	$(20.5)

        The accumulated benefit obligation ("ABO") for all defined benefit pension plans was $99.3 million and $93.3 million as of December 31, 2013 and 2012, respectively. The projected benefit obligation and ABO were in excess of plan assets for all pension plans as of December 31, 2013 and 2012.

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.    EMPLOYEE BENEFIT PLANS (Continued)

        The components of net periodic benefit cost are as follows (in millions):

	Years Ended December 31,
	2013	2012	2011
Service cost, net	$7.6	$7.2	$6.6
Interest cost	2.0	2.3	2.2
Expected return on plan assets	(1.2)	(1.4)	(1.4)
Curtailment gain	—	(0.2)	—
Amortization of actuarial loss	1.3	0.8	0.6
Amortization of prior service credit	(0.3)	(0.3)	(0.4)
Amortization of transition obligation	—	0.1	0.1

Net periodic pension benefits cost	$9.4	$8.5	$7.7

        The net actuarial loss and prior service credit that will be amortized from "Accumulated Other Comprehensive Loss" into net periodic benefits cost in 2014 are expected to be $0.6 million and $(0.3) million, respectively.

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

        The weighted-average assumptions used to determine the benefit obligations are as follows:

	December 31,
	2013	2012
Discount rate	2.2%	1.9%
Rate of compensation increase	3.1%	3.1%
Social securities increase	1.8%	1.8%
Pension increase	2.0%	2.0%

        The weighted-average assumptions used to determine the net periodic benefit cost are as follows:

	Years ended December 31,
	2013	2012	2011
Discount rate	1.9%	2.5%	2.4%
Expected return on plan assets	2.1%	2.6%	2.7%
Rate of compensation increase	3.1%	3.1%	2.9%
Social securities increase	1.8%	1.8%	1.8%
Pension increase	2.0%	2.0%	2.0%

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

        The Administrative and Investment Committee decides on the defined benefit plan provider in each location and that provider decides the target allocation for the Company's defined benefit plan at that location. The target asset allocation selected reflects a risk/return profile the Company feels is appropriate relative to the plans' liability structure and return goals. In certain plans, asset allocations may be governed by local requirements. Target weighted-average asset allocations at December 31, 2013, by asset category, are as follows:

Insurance contracts	81.1%
Equity securities	10.4%
Debt securities	8.5%

Total	100.0%

        The fair values of the Company's defined benefit plan assets at December 31, 2013 and 2012, by asset category, are as follows (in millions):

December 31, 2013	Level 1	Level 2	Level 3	Total
Asset Category
Cash	$0.8	$—	$—	$0.8
Equity securities:
United States equities	2.1	—	—	2.1
International equities	5.9	—	—	5.9
Debt securities:
United States government bonds	0.6	—	—	0.6
International government bonds	4.5	—	—	4.5
Insurance contracts	—	—	54.6	54.6

	$13.9	$—	$54.6	$68.5

December 31, 2012
Asset Category
Cash	$0.8	$—	$—	$0.8
Equity securities:
United States equities	1.6	—	—	1.6
International equities	4.5	—	—	4.5
Debt securities:
United States government bonds	0.6	—	—	0.6
International government bonds	4.0	—	—	4.0
Insurance contracts	—	—	45.7	45.7

	$11.5	$—	$45.7	$57.2

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.    EMPLOYEE BENEFIT PLANS (Continued)

        The following table summarizes the changes in fair value of the Company's defined benefit plan assets that have been classified as Level 3 for the years ended December 31, 2013 and 2012 (in millions):

Insurance Contracts
Balance at December 31, 2011	$43.5
Actual return on plan assets:
Relating to assets still held at December 31, 2012	1.2
Relating to assets sold during 2012	0.1
Purchases, sales and settlements	0.4
Currency exchange rate impact	0.5

Balance at December 31, 2012	45.7
Actual return on plan assets:
Relating to assets still held at December 31, 2013	0.9
Relating to assets sold during 2013	0.1
Purchases, sales and settlements	6.9
Currency exchange rate impact	1.0

Balance at December 31, 2013	$54.6

        Equity and debt securities are valued at fair value based on quoted market prices reported on the active markets on which the individual securities are traded. The insurance contracts are valued at the cash surrender value of the contracts, which is deemed to approximate its fair value.

        The following benefit payments, which reflect expected future service, as appropriate, at December 31, 2013, are expected to be paid (in millions):

2014	$4.2
2015	4.4
2016	5.3
2017	5.1
2018	5.3
2019-2023	34.1

        As of December 31, 2013, expected employer contributions for 2014 are $6.3 million.

Defined Contribution Plans

        The Company's employees in the United States and Puerto Rico are eligible to participate in a qualified 401(k) and 1165(e) plan, respectively. In the United States, participants may contribute up to 25% of their eligible compensation (subject to tax code limitation) to the plan. Edwards Lifesciences matches the first 3% of the participant's annual eligible compensation contributed to the plan on a dollar-for-dollar basis. Edwards Lifesciences matches the next 2% of the participant's annual eligible compensation to the plan on a 50% basis. In Puerto Rico, participants may contribute up to 25% of their annual compensation (subject to tax code limitation) to the plan. Edwards Lifesciences matches the first 4% of participant's annual eligible compensation contributed to the plan on a 50% basis. The Company also provides a 2% profit sharing contribution calculated on eligible earnings for each employee. Matching contributions relating to Edwards

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.    EMPLOYEE BENEFIT PLANS (Continued)

Lifesciences employees were $12.0 million, $10.8 million and $9.9 million in 2013, 2012 and 2011, respectively.

        The Company has a nonqualified deferred compensation plan for a select group of employees that provides the opportunity to defer a specified percentage of their eligible cash compensation. Participants may elect to defer up to 25% of total eligible compensation. The Company's obligations under this plan are unfunded. The amount accrued under this plan was $10.4 million and $8.2 million at December 31, 2013 and 2012, respectively.

        During 2001, the Company adopted a nonqualified option plan ("Executive Option Plan") for the benefit of the executive officers and other key employees. The Executive Option Plan permitted participants to receive options to purchase shares of mutual funds or common stock of the Company in lieu of all or a portion of their compensation (base salary and bonus) earned prior to January 1, 2005. The Company discontinued option grants under the Executive Option Plan and has adopted the Executive Deferred Compensation Plan to provide officers and other key employees the opportunity to defer compensation earned after December 31, 2004 to future dates specified by the participant with a return based on investment alternatives selected by the participant. The amount accrued under this plan was $15.5 million and $12.4 million at December 31, 2013 and 2012, respectively.

12.    COMMON STOCK

Treasury Stock

        In September 2011, the Board of Directors approved a stock repurchase program authorizing the Company to purchase on the open market, including under a Rule 10b5-1 plan, and in privately negotiated transactions up to $500.0 million of the Company's common stock. In May 2013, the Board of Directors approved a new stock repurchase program authorizing the Company to purchase on the open market, including pursuant to a Rule 10b5-1 plan, and in privately negotiated transactions up to an additional $750.0 million of the Company's common stock from time to time until December 31, 2016. Stock repurchased under these programs will be used to offset obligations under the Company's employee stock option programs and reduce the total shares outstanding.

        During 2013, 2012 and 2011, the Company repurchased 6.8 million, 4.0 million and 3.9 million shares, respectively, at an aggregate cost of $497.0 million, $353.2 million and $303.4 million, respectively, including shares purchased under the accelerated share repurchase ("ASR") agreements described below and shares acquired to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees. The timing and size of any future stock repurchases are subject to a variety of factors, including market conditions, stock prices and other cash requirements.

  Accelerated Share Repurchase

        During 2013 and 2012, the Company entered into ASR agreements providing for the repurchase of the Company's common stock based on the volume-weighted average price ("VWAP") of the Company's common stock during the terms of the agreements, less a discount. The ASR agreements were subject to

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.    COMMON STOCK (Continued)

collar provisions that established minimum and maximum number of shares to be repurchased. The following table summarizes the terms of the ASR agreements (dollars and shares in millions, except per-share data):

		Initial Delivery
					Final Settlement
				Value of Shares as % of Contract Value
Agreement Date	Amount Paid	Shares Received	Price per Share		Settlement Date	Total Shares Received	Average Price per Share
February 2012	$54.0	0.6	$72.40	80%	May 2012	0.7	$75.12
May 2012	$50.0	0.5	$84.81	80%	August 2012	0.5	$97.50
November 2012	$100.0	1.1	$85.73	90%	February 2013	1.2	$88.93
August 2013	$250.0	3.1	$72.39	90%	October 2013	3.5	$71.24

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

Employee and Director Stock Plans

        The Edwards Lifesciences Corporation Long-term Stock Incentive Compensation Program (the "Program") provides for the grant of incentive and non-qualified stock options, restricted stock and restricted stock units for eligible employees and contractors of the Company. Under the Program, these grants are awarded at a price equal to the fair market value at the date of grant based upon the closing price on that date. Options to purchase shares of the Company's common stock granted under the Program generally vest over predetermined periods of between three to four years and expire seven years after the date of grant. Restricted stock units of the Company's common stock granted under the Program generally vest over predetermined periods ranging from three to five years after the date of grant. Market-based restricted stock units of the Company's common stock granted under the Program vest based on a combination of certain service and market conditions. The actual number of shares issued will be determined based on the Company's total shareholder return relative to a selected industry peer group over a three-year performance period, and may range from 0 percent to 175 percent of the targeted number of shares granted. On May 14, 2013, an amendment and restatement of the Program was approved by the Company's stockholders. Under the amended Program, the number of shares of common stock available for issuance under the Program was 48.9 million shares. No more than 3.6 million shares reserved for issuance may be granted in the form of restricted stock or restricted stock units.

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

        The Company has an employee stock purchase plan for United States employees and a plan for international employees (collectively "ESPP"). Under the ESPP, eligible employees may purchase shares of the Company's common stock at 85% of the lower of the fair market value of Edwards Lifesciences common stock on the effective date of subscription or the date of purchase. Under the ESPP, employees can authorize the Company to withhold up to 12% of their compensation for common stock purchases, subject to certain limitations. The ESPP is available to all active employees of the Company paid from the United States payroll and to eligible employees of the Company outside the United States to the extent permitted by local law. The ESPP for United States employees is qualified under Section 423 of the Internal Revenue Code. The number of shares of common stock authorized for issuance under the ESPP was 6.6 million shares.

        The fair value of each option award and employee stock purchase subscription is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following tables. The risk-free interest rate is estimated using the U.S. Treasury yield curve and is based on the expected term of the award. Expected volatility is estimated based on a blend of the weighted-average of the historical volatility of Edwards' stock and the implied volatility from traded options on Edwards' stock. The expected term of awards granted is estimated from the vesting period of the award, as well as historical exercise behavior, and represents the period of time that awards granted are expected to be outstanding. The Company uses historical data to estimate forfeitures and has estimated an annual forfeiture rate of 5.1%.

        The Black-Scholes option pricing model was used with the following weighted-average assumptions for options granted during the following periods:

Option Awards

	2013	2012	2011
Average risk-free interest rate	0.8%	0.7%	1.7%
Expected dividend yield	None	None	None
Expected volatility	31%	31%	27%
Expected life (years)	4.6	4.6	4.5
Fair value, per share	$19.47	$23.93	$22.78

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.    COMMON STOCK (Continued)

        The Black-Scholes option pricing model was used with the following weighted-average assumptions for ESPP subscriptions granted during the following periods:

ESPP

	2013	2012	2011
Average risk-free interest rate	0.1%	0.1%	0.2%
Expected dividend yield	None	None	None
Expected volatility	33%	33%	28%
Expected life (years)	0.6	0.6	0.6
Fair value, per share	$19.87	$21.30	$20.02

        The fair value of market-based restricted stock units was determined using a Monte Carlo simulation model, which uses multiple input variables to determine the probability of satisfying the market condition requirements. The weighted-average assumptions used to determine the fair value of the market-based restricted stock units during the years ended December 31, 2013 and 2012 included a risk-free interest rate of 0.4 percent and 0.3 percent, respectively, and an expected volatility rate of 33.4 percent and 30.4 percent, respectively.

        Stock option activity during the year ended December 31, 2013 under the Program and the Nonemployee Directors Program was as follows (in millions, except years and per-share amounts):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2012	7.5	$49.92
Options granted	1.4	71.48
Options exercised	(1.0)	25.82
Options forfeited	(0.2)	77.46

Outstanding as of December 31, 2013	7.7	56.37	3.7 years	$126.4

Exercisable as of December 31, 2013	5.2	46.90	2.8 years	122.8

Vested and expected to vest as of December 31, 2013	7.5	55.68	3.6 years	126.0

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.    COMMON STOCK (Continued)

        The following table summarizes nonvested restricted stock unit activity during the year ended December 31, 2013 under the Program and the Nonemployee Directors Program (in millions, except per-share amounts):

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested as of December 31, 2012	0.8	$67.92
Granted(a)	0.3	66.52
Vested	(0.3)	44.31
Forfeited	—	—

Nonvested as of December 31, 2013	0.8	75.87

(a)
Includes 0.1 million shares of market-based restricted stock units granted during 2013, which represents the targeted number of shares to be issued. As described above, the actual number of shares ultimately issued will be determined based on the Company's total shareholder return relative to a selected industry peer group.

        The intrinsic value of stock options exercised and restricted stock units vested during the years ended December 31, 2013, 2012 and 2011 were $73.9 million, $252.8 million and $180.7 million, respectively. The intrinsic value of stock options is calculated as the amount by which the market price of the Company's common stock exceeds the exercise price of the option. During the years ended December 31, 2013, 2012 and 2011, the Company received cash from exercises of stock options of $26.3 million, $80.5 million and $42.4 million, respectively, and realized tax benefits from exercises of stock options and vesting of restricted stock units of $24.7 million, $82.6 million and $60.7 million, respectively. The total grant-date fair value of stock options vested during the years ended December 31, 2013, 2012 and 2011 were $21.8 million, $19.5 million and $16.9 million, respectively.

        As of December 31, 2013, the total remaining unrecognized compensation expense related to nonvested stock options, restricted stock units, market-based restricted stock units and employee stock purchase subscriptions amounted to $76.0 million, which will be amortized over the weighted-average remaining requisite service period of 29 months.

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.    ACCUMULATED OTHER COMPREHENSIVE LOSS

        Presented below is a summary of activity for each component of "Accumulated Other Comprehensive Loss" for the years ended December 31, 2013, 2012 and 2011. Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-United States subsidiaries.

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Gain (Loss) on Available-for-Sale Investments	Unrealized Pension Costs(a)	Total Accumulated Other Comprehensive Loss
	(in millions)
December 31, 2010	$(24.8)	$(10.9)	$2.2	$(8.6)	$(42.1)
Other comprehensive loss before reclassifications	(5.2)	(1.6)	(0.7)	(6.9)	(14.4)
Amounts reclassified from accumulated other comprehensive loss	—	29.0	(1.6)	0.3	27.7
Deferred income tax (expense) benefit	—	(10.6)	1.2	0.7	(8.7)

December 31, 2011	(30.0)	5.9	1.1	(14.5)	(37.5)
Other comprehensive income (loss) before reclassifications	4.2	13.7	0.1	(7.8)	10.2
Amounts reclassified from accumulated other comprehensive loss	—	(12.2)	0.3	0.6	(11.3)
Deferred income tax (expense) benefit	—	(0.4)	(0.1)	1.2	0.7

December 31, 2012	(25.8)	7.0	1.4	(20.5)	(37.9)
Other comprehensive income (loss) before reclassifications	5.6	16.3	(1.2)	9.9	30.6
Amounts reclassified from accumulated other comprehensive loss		(21.5)		1.0	(20.5)
Deferred income tax benefit (expense)	—	1.7	0.1	(1.6)	0.2

December 31, 2013	$(20.2)	$3.5	$0.3	$(11.2)	$(27.6)

(a)
For the years ended December 31, 2013, 2012 and 2011, the change in unrealized pension costs consisted of the following (in millions):

	Pre-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
2013
Prior service cost arising during period	$—	$—	$—
Amortization of prior service credit	(0.3)	—	(0.3)

Net prior service cost arising during period	(0.3)	—	(0.3)
Net transition obligation amortized during period	—	—	—
Net actuarial gain arising during period	11.2	(1.6)	9.6

Unrealized pension costs, net	$10.9	$(1.6)	$9.3

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.    ACCUMULATED OTHER COMPREHENSIVE LOSS (Continued)

	Pre-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
2012
Prior service cost arising during period	$(0.2)	$—	$(0.2)
Amortization of prior service credit	(0.3)	—	(0.3)

Net prior service cost arising during period	(0.5)	—	(0.5)
Net transition obligation amortized during period	0.1	—	0.1
Net actuarial loss arising during period	(6.8)	1.2	(5.6)

Unrealized pension costs, net	$(7.2)	$1.2	$(6.0)

2011
Prior service credit arising during period	$0.1	$—	$0.1
Amortization of prior service credit	(0.4)	0.1	(0.3)

Net prior service cost arising during period	(0.3)	0.1	(0.2)
Net transition obligation amortized during period	0.1	—	0.1
Net actuarial loss arising during period	(6.4)	0.6	(5.8)

Unrealized pension costs, net	$(6.6)	$0.7	$(5.9)

        The following table provides information about amounts reclassified from "Accumulated Other Comprehensive Loss" (in millions):

Details about Accumulated Other Comprehensive Loss Components	Year Ended December 31, 2013	Affected Line on Consolidated Statements of Operations
Gain on cash flow hedges	$21.5	Cost of goods sold
	(8.4)	Provision for income taxes

	$13.1	Net of tax

Amortization of pension adjustments	$(1.0)	(a)
	0.2	Provision for income taxes

	$(0.8)	Net of tax

(a)
This item is included in the components of net periodic benefit costs. See Note 11 for additional information.

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.    OTHER EXPENSE (INCOME), NET

	Years Ended December 31,
	2013	2012	2011
	(in millions)
Foreign exchange losses, net	$1.5	$1.2	$1.9
Loss (gain) on investments in unconsolidated affiliates	0.4	0.7	(5.4)
Earn-out payments	—	—	(1.0)
Other	(0.6)	(0.2)	(0.3)

Total other expense (income), net	$1.3	$1.7	$(4.8)

15.    INCOME TAXES

        The Company's income before provision for income taxes was generated from United States and international operations as follows (in millions):

	Years Ended December 31,
	2013	2012	2011
United States	$219.6	$143.7	$23.6
International, including Puerto Rico	295.7	247.4	260.0

	$515.3	$391.1	$283.6

        The provision for income taxes consists of the following (in millions):

	Years Ended December 31,
	2013	2012	2011
Current
United States:
Federal	$42.5	$87.2	$29.1
State and local	5.7	5.9	3.0
International, including Puerto Rico	27.9	31.6	25.0

Current income tax expense	76.1	124.7	57.1

Deferred
United States:
Federal	41.2	(23.8)	(6.4)
State and local	0.9	(2.0)	1.2
International, including Puerto Rico	5.4	(1.0)	(5.0)

Deferred income tax expense (benefit)	47.5	(26.8)	(10.2)

Total income tax provision	$123.6	$97.9	$46.9

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.    INCOME TAXES (Continued)

        The components of deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2013	2012
Deferred tax assets
Compensation and benefits	$58.2	$53.5
Net operating loss carryforwards	33.6	27.6
Benefits from uncertain tax positions	32.6	28.1
Net tax credit carryforwards	25.1	20.8
Accrued liabilities	23.0	13.0
Inventories	8.7	0.4
Cash flow hedges	3.2	—
Investments in unconsolidated affiliates	2.1	2.8
Other	3.2	0.5

Total deferred tax assets	189.7	146.7

Deferred tax liabilities
Property, plant and equipment	(23.6)	(20.8)
Deferred tax on foreign earnings	(15.6)	(0.4)
Other intangible assets	(10.1)	(1.8)
Cash flow hedges	—	(2.0)
Other	(1.6)	(2.9)

Total deferred tax liabilities	(50.9)	(27.9)

Valuation allowance	(46.4)	(38.6)

Net deferred tax assets	$92.4	$80.2

        During 2013, net deferred tax assets increased $12.2 million, including items that were recorded to stockholders' equity and which did not impact the Company's income tax provision.

        The valuation allowance of $46.4 million as of December 31, 2013 reduces certain deferred tax assets to amounts that are more likely than not to be realized. This allowance primarily relates to the net operating loss carryforwards of certain United States and non-United States subsidiaries and to the deferred tax assets established for impairment losses on certain investments and for certain non-United States credit carryforwards.

        A valuation allowance of $2.8 million has been provided for other-than-temporary impairments and unrealized losses related to certain investments in unconsolidated affiliates that may not be recognized due to the uncertainty of the ready marketability of certain impaired investments.

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.    INCOME TAXES (Continued)

        Net operating loss carryforwards and the related carryforward periods at December 31, 2013 are summarized as follows (in millions):

	Carryforward Amount	Tax Benefit Amount	Valuation Allowance	Net Tax Benefit	Carryforward Period Ends
United States state net operating losses	$46.9	$2.7	$(1.5)	$1.2	2014-2032
Non-United States net operating losses	55.4	13.9	(12.9)	1.0	2014-2022
Non-United States net operating losses	53.7	18.2	(17.1)	1.1	Indefinite

Total	$156.0	$34.8	$(31.5)	$3.3

        Tax credit carryforwards and the related carryforward periods at December 31, 2013 are summarized as follows (in millions):

	Carryforward Amount	Valuation Allowance	Net Tax Benefit	Carryforward Period Ends
United States federal tax credits	$9.0	$—	$9.0	2021-2033
California research expenditure tax credits	46.6	—	46.6	Indefinite
Puerto Rico purchases credit	12.1	(12.1)	—	Indefinite
Other non-United States tax credits	0.2	—	0.2	2015-2016

Total	$67.9	$(12.1)	$55.8

        The Company has $46.6 million of California research expenditure tax credits it expects to use in future periods. The credits may be carried forward indefinitely. Based upon anticipated future taxable income, the Company expects that it is more likely than not that all California research expenditure tax credits will be utilized, although the utilization of the full benefit is expected to occur over a number of years and into the far distant future. Accordingly, no valuation allowance has been provided.

        The United States state net operating loss carryforwards include $46.9 million of losses attributable to windfall stock option deductions. A net benefit of $1.2 million will be recorded to "Additional Paid-in Capital" when realized as a reduction to income taxes payable.

        Approximately $17.3 million of the total $55.6 million United States federal and state tax credit carryforwards are attributable to windfall stock option deductions and will be recorded as a benefit to "Additional Paid-in Capital" when realized as a reduction to income taxes payable.

        Deferred income taxes have not been provided on the undistributed earnings of certain of the Company's foreign subsidiaries of approximately $1,368.7 million as of December 31, 2013 since these amounts are intended to be indefinitely reinvested in foreign operations. It is not practicable to calculate the deferred taxes associated with these earnings because of the variability of multiple factors that would need to be assessed at the time of any assumed repatriation; however, foreign tax credits would likely be available to reduce federal income taxes in the event of distribution. In making this assertion, the Company evaluates, among other factors, the profitability of its United States and foreign operations and the need for cash within and outside the United States, including cash requirements for capital improvement, acquisitions, market expansion and stock repurchase programs. The Company does not expect any earnings for certain of its European subsidiaries to be indefinitely reinvested and records the tax impact in net income currently. In addition, a

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.    INCOME TAXES (Continued)

portion of the 2013 earnings of another European subsidiary was determined not to be indefinitely reinvested and the tax impact was recorded in net income currently.

        The Company has received tax incentives in Puerto Rico, the Dominican Republic, Singapore and Switzerland. The tax reductions as compared to the local statutory rates favorably impacted earnings per diluted share for the years ended December 31, 2013, 2012 and 2011 by $0.44, $0.39 and $0.40, respectively. The Puerto Rico, Dominican Republic, Singapore and Switzerland grants provide the Company's manufacturing operations partial or full exemption from local taxes until the years 2028, 2030 (subject to review beginning in 2015), 2024 and 2015, respectively.

        A reconciliation of the United States federal statutory income tax rate to the Company's effective income tax rate is as follows (in millions):

	Years Ended December 31,
	2013	2012	2011
Income tax expense at U.S. federal statutory rate	$180.3	$136.9	$99.2
Foreign income taxed at different rates	(60.6)	(41.5)	(55.3)
Tax credits, federal and state	(19.8)	(4.9)	(10.4)
U.S. tax on foreign earnings, net of credits	18.9	0.7	9.7
State and local taxes, net of federal tax benefit	5.9	3.9	4.6
Nondeductible stock-based compensation	2.6	1.9	1.9
Release of reserve for uncertain tax positions for prior years	(3.9)	(0.8)	(4.1)
Other	0.2	1.7	1.3

Income tax provision	$123.6	$97.9	$46.9

        Certain previously reported amounts in the above table have been reclassified to conform to our current year presentation.

        The federal research credit expired on December 31, 2011 and was not reinstated until January 2, 2013. As a result, the effective income tax rate for the year ended December 31, 2012 was calculated without a benefit for the federal research credit. The effective income tax rate for the year ended December 31, 2013 included (1) an $8.4 million benefit for the full year 2012 federal research credit and (2) $31.3 million of tax expense associated with the $83.6 million litigation award received from Medtronic, Inc. in February 2013 (see Note 3).

  Reserve for Uncertain Tax Positions

        As of December 31, 2013 and 2012, the liability for income taxes associated with uncertain tax positions was $127.7 million and $113.6 million, respectively. The Company estimates that these liabilities would be reduced by $30.9 million and $26.1 million, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments. The net amounts of $96.8 million and $87.5 million, respectively, if not required, would favorably affect the Company's effective tax rate.

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.    INCOME TAXES (Continued)

        A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest, penalties and foreign exchange, is as follows (in millions):

	December 31,
	2013	2012	2011
Unrecognized tax benefits, January 1	$113.6	$78.0	$55.1
Current year tax positions	17.8	41.7	26.0
Increase prior year tax positions	5.7	2.6	5.9
Decrease prior year tax positions	(9.0)	(4.3)	(5.5)
Settlements	(0.1)	(4.3)	(0.1)
Lapse of statute of limitations	(0.3)	(0.1)	(3.4)

Unrecognized tax benefits, December 31	$127.7	$113.6	$78.0

        The Company recognizes interest and penalties, if any, related to uncertain tax positions in the provision for income taxes. As of December 31, 2013, the Company had accrued $4.5 million (net of $3.3 million tax benefit) of interest related to uncertain tax positions, and as of December 31, 2012, the Company had accrued $3.1 million (net of $2.1 million tax benefit) of interest related to uncertain tax positions. During 2013, 2012 and 2011, the Company recognized interest expense, net of tax benefit, of $1.4 million, $1.0 million and $0.4 million, respectively, in "Provision for Income Taxes" on the consolidated statements of operations.

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

        At December 31, 2013, all material state, local and foreign income tax matters have been concluded for years through 2006. During the third quarter of 2013, the Internal Revenue Service ("IRS") completed its fieldwork for the 2009 and 2010 tax years. The case is currently in suspense pending finalization of an Advance Pricing Agreement ("APA") and Joint Committee of Taxation approval. The IRS began its examination of the 2011 and 2012 tax years during the fourth quarter of 2013. The Company has also entered into an APA process between the Switzerland and the United States governments for the years 2009 through 2013 covering transfer pricing matters. These transfer pricing matters are significant to the Company's consolidated financial statements, and the final outcome of the negotiations between the two governments is uncertain. Management believes that adequate amounts of tax and related penalty and interest have been provided in income tax expense for any adjustments that may result for the Company's uncertain tax positions. The Company does not anticipate any significant changes in the Company's existing uncertain tax positions in the next 12 months other than immaterial expected settlements which have been classified as current liabilities within the accompanying consolidated balance sheets.

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.    LEGAL PROCEEDINGS

        In February 2008, Edwards Lifesciences filed a lawsuit against CoreValve, Inc. in the U.S. District Court for the District of Delaware alleging that its ReValving System infringes three of Edwards' U.S. Andersen patents, later narrowed to one patent ("the '552 patent"). Medtronic, Inc. ("Medtronic") acquired CoreValve, Inc. ("Medtronic CoreValve") in April 2009. In April 2010, a federal jury found the '552 patent to be valid and found that Medtronic CoreValve willfully infringes it. The jury also awarded Edwards $73.9 million in damages. In February 2011, the District Court reaffirmed the jury decision and ruled that Edwards is entitled to recover additional damages due to Medtronic CoreValve's continued infringing sales from the trial through the life of the patent, plus interest. In the same ruling, the court denied Edwards' motions for a permanent injunction, as well as its motion for increased damages relating to Medtronic CoreValve's willful infringement. In November 2012, the U.S. Court of Appeals for the Federal Circuit affirmed the April 2010 federal jury decision that Medtronic CoreValve is willfully infringing the '552 patent and ordered the trial court to reconsider Edwards' request for a permanent injunction that would prohibit the manufacture or sale of the CoreValve System in the United States. The Court of Appeals also affirmed the validity of the '552 patent and the federal jury's verdict awarding an initial payment of $73.9 million in damages to Edwards, which covers infringement through early 2010. In February 2013, the Court of Appeals issued a mandate affirming the judgment of the District Court and directing it to reconsider its prior denial of Edwards' request for a permanent injunction and to assess additional damages for the period after the date of the jury award. In February 2013, Edwards received a payment of $83.6 million from Medtronic in satisfaction of the April 2010 jury award of damages for infringement, including accrued interest, through April 2010 (see Note 3). Proceedings continue before the District Court regarding the permanent injunction and the additional damages. In October 2013, the U.S. Supreme Court denied Medtronic's request for review of the Court of Appeals decision.

        A second lawsuit is pending in the same District Court against Medtronic CoreValve and Medtronic alleging infringement of three of Edwards' U.S. Andersen patents. In July 2013, the District Court dismissed one of the patents from the lawsuit based on the outcome of reexamination proceedings at the United States Patent and Trademark Office ("USPTO").

        In May 2012, the USPTO granted Medtronic's fourth request to reexamine the validity of the '552 patent and in February 2013 confirmed the validity of that patent.

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

        In June 2011, Medtronic CoreValve also filed another lawsuit in the U.S. District Court for the Central District of California alleging that the Edwards SAPIEN transcatheter heart valve infringes a Medtronic CoreValve patent. Edwards counterclaimed against Medtronic CoreValve and Medtronic, alleging that the Medtronic CoreValve heart valve infringes Edwards' U.S. Letac-Cribier transcatheter heart valve patent. Edwards' counterclaim was subsequently transferred to the U.S. District Court for the District of Delaware, and in January 2014, a federal jury found Edwards' patent to be valid and found that Medtronic CoreValve willfully infringes it. The jury also awarded Edwards $393.6 million in damages based on Medtronic's worldwide sales of its infringing devices. As to Medtronic CoreValve's original lawsuit in California, in November 2012, the California court ruled that the Medtronic CoreValve patent is invalid and dismissed the

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.    LEGAL PROCEEDINGS (Continued)

lawsuit in favor of Edwards. Medtronic filed an appeal, and in January 2014 the U.S. Court of Appeals for the Federal Circuit confirmed that Medtronic CoreValve's patent is invalid.

        In March 2012, Medtronic filed another lawsuit in the U.S. District Court for the Central District of California alleging that the methods of implanting the Edwards SAPIEN transcatheter heart valve in the United States infringe two Medtronic patents relating to methods of pacing the heart. The Company is vigorously defending this lawsuit and trial is scheduled for August 2014.

        In August 2012, Edwards filed a lawsuit against Medtronic in the German District Court of Mannheim alleging that Medtronic's CoreValve and Evolut valves infringe two of Edwards' transcatheter valve patents. These patents were issued by the European Patent Office ("EPO") and were validated as national patents in various European countries, including Germany. In April 2013, Edwards added a third transcatheter valve patent to the lawsuit. An infringement hearing was held in April 2013 for one of the original patents, and the Court ruled that the Medtronic valves did not infringe that patent. Edwards has appealed this decision. In the opposition to the first patent, the EPO determined that patent to be invalid in December 2013. Edwards intends to appeal this decision. The hearing for the second patent was held in May 2013 and the Court subsequently ruled that the Medtronic valves infringe that patent. The Court granted an injunction prohibiting the sale of CoreValve and Evolut systems in Germany, a recall of these products, and an accounting for past damages. Enforcement of this decision was later stayed pending validity proceedings at the EPO. In the opposition to the second patent, the EPO issued a non-binding preliminary opinion in October 2013 outlining concerns about the validity of that patent. An EPO hearing for the opposition to the second patent is scheduled for March 2014. A hearing date for the third patent is pending determination by the EPO in ongoing related oppositions on the validity of the patent.

        In September 2013 and October 2013, persons purporting to represent a class of persons who purchased the common stock of Edwards between April 25, 2012 and April 23, 2013 filed lawsuits against Edwards and certain of its officers in the United States District Court for the Central District of California. The lawsuits allege that certain of Edwards' public statements concerning the projected sales and prospects of the SAPIEN transcatheter aortic heart valve were false and misleading and assert claims under Sections 10(b) and 20 of the Securities Exchange Act of 1934. On February 21, 2014, these suits were voluntarily dismissed without prejudice.

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

        The Company's geographic segments are reported based on the financial information provided to the Chief Operating Decision Maker (the Chief Executive Officer). The Company evaluates the performance of its geographic segments based on net sales and income before provision for income taxes ("pre-tax income"). The accounting policies of the segments are substantially the same as those described in Note 2. Segment net sales and segment pre-tax income are based on internally derived standard foreign exchange rates, which may differ from year to year, and do not include inter-segment profits. Because of the interdependence of the reportable segments, the operating profit as presented may not be representative of the geographical distribution that would occur if the segments were not interdependent. Net sales by geographic area are based on the location of the customer.

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

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.    SEGMENT INFORMATION (Continued)

        The table below presents information about Edwards Lifesciences' reportable segments (in millions):

	Years Ended December 31,
	2013	2012	2011
Segment Net Sales
United States	$939.6	$812.1	$605.6
Europe	622.2	577.0	549.4
Japan	293.7	293.4	226.8
Rest of World	252.8	236.0	200.8

Total segment net sales	$2,108.3	$1,918.5	$1,582.6

Segment Pre-tax Income
United States	$550.5	$465.0	$314.9
Europe	287.7	250.9	237.9
Japan	145.6	153.1	107.6
Rest of World	68.3	68.8	60.3

Total segment pre-tax income	$1,052.1	$937.8	$720.7

        The table below presents reconciliations of segment net sales to consolidated net sales and segment pre-tax income to consolidated pre-tax income (in millions):

	Years Ended December 31,
	2013	2012	2011
Net Sales Reconciliation
Segment net sales	$2,108.3	$1,918.5	$1,582.6
Foreign currency	(62.8)	(18.9)	96.0

Consolidated net sales	$2,045.5	$1,899.6	$1,678.6

Pre-tax Income Reconciliation
Segment pre-tax income	$1,052.1	$937.8	$720.7
Unallocated amounts:
Corporate items	(586.5)	(536.2)	(436.3)
Special gains (charges)	67.3	(16.0)	(21.6)
Interest (expense) income, net	(5.2)	0.4	0.3
Foreign currency	(12.4)	5.1	20.5

Consolidated pre-tax income	$515.3	$391.1	$283.6

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.    SEGMENT INFORMATION (Continued)

Enterprise-Wide Information

        Enterprise-wide information is based on actual foreign exchange rates used in the Company's consolidated financial statements.

	As of or for the Years Ended December 31,
	2013	2012	2011
	(in millions)
Net Sales by Geographic Area
United States	$939.6	$812.1	$605.6
Europe	616.5	559.7	574.0
Japan	243.6	294.1	283.7
Rest of World	245.8	233.7	215.3

	$2,045.5	$1,899.6	$1,678.6

Net Sales by Major Product Area
Surgical Heart Valve Therapy	$801.2	$787.5	$784.4
Transcatheter Heart Valves	707.7	552.1	333.8
Critical Care	536.6	560.0	560.4

	$2,045.5	$1,899.6	$1,678.6

Long-lived Tangible Assets by Geographic Area
United States	$308.2	$263.4	$223.0
Europe	40.9	38.8	36.3
Japan	10.8	13.2	11.9
Rest of World	97.1	84.2	57.7

	$457.0	$399.6	$328.9

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.    QUARTERLY FINANCIAL RESULTS AND MARKET FOR THE COMPANY'S STOCK (UNAUDITED)

Years Ended December 31,	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(in millions, except per share data)
2013
Net sales	$496.7	$517.2	$495.6	$536.0	$2,045.5
Gross profit	374.5	392.2	365.9	390.5	1,523.1
Net income(a)	144.9	94.1	76.9	75.8	391.7
Earnings per common share(a):
Basic	1.27	0.84	0.69	0.69	3.51
Diluted	1.24	0.82	0.68	0.68	3.44
Market price:
High	$94.98	$86.11	$73.73	$78.89	$94.98
Low	78.10	62.34	65.03	60.62	60.62
2012
Net sales	$459.2	$482.0	$447.9	$510.5	$1,899.6
Gross profit	331.9	352.2	336.2	384.7	1,405.0
Net income(b)	65.1	67.8	69.2	91.1	293.2
Earnings per common share(b):
Basic	0.57	0.59	0.60	0.79	2.55
Diluted	0.55	0.57	0.58	0.77	2.48
Market price:
High	$83.96	$104.25	$109.88	$110.79	$110.79
Low	67.95	67.86	96.36	81.29	67.86

(a)
The first quarter of 2013 includes $83.6 million received in satisfaction of a jury award of damages for infringement of the Company's U.S. Andersen transcatheter heart valve patent, including interest.

The fourth quarter of 2013 includes a $15.2 million charge to record a sales returns reserve and related costs for estimated Transcatheter Heart Valve product returns expected upon introduction of next-generation Transcatheter Heart Valve products; a $10.4 million charge related primarily to severance associated with a global workforce realignment; and a $5.9 million charge to write off certain acquired IPR&D assets.

(b)
The second quarter of 2012 includes an $8.1 million charge due to the voluntary recalls of certain of the Company's heart valves and Critical Care catheters and a $7.0 million charge for the licensing of intellectual property.

The fourth quarter of 2012 includes a $9.0 million charge related primarily to severance associated with a global workforce realignment.

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.    VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions From Reserves	Balance at End of Period
	(in millions)
Year ended December 31, 2013
Allowance for doubtful accounts(a)	$12.0	$2.4	$—	$(2.2)	$12.2
Inventory reserves(b)	16.3	27.5	—	(14.2)	29.6
Tax valuation allowance(c)	38.6	8.2	—	(0.4)	46.4
Year ended December 31, 2012
Allowance for doubtful accounts(a)	$19.0	$3.0	$0.4	$(10.4)	$12.0
Inventory reserves(b)	12.9	21.8	—	(18.4)	16.3
Tax valuation allowance(c)	32.4	3.1	5.2	(2.1)	38.6
Year ended December 31, 2011
Allowance for doubtful accounts(a)	$11.6	$9.0	$0.3	$(1.9)	$19.0
Inventory reserves(b)	11.2	15.3	—	(13.6)	12.9
Tax valuation allowance(c)	30.3	3.1	0.4	(1.4)	32.4

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

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    The Company's management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2013.

        Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded as of December 31, 2013 that the Company's disclosure controls and procedures are designed at a reasonable assurance level and are effective in providing reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        Management's Report on Internal Control Over Financial Reporting.    The Company's management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, the Company's management concluded that its internal control over financial reporting was effective as of December 31, 2013. The effectiveness of the Company's internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

        Changes in Internal Control Over Financial Reporting.    There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's fourth fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Certain information required by this Item is set forth under the headings "Corporate Governance," "Executive Compensation and Other Information—Executive Officers," and "Other Matters and Business—Additional Information" and "—Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive proxy materials to be filed in connection with its 2014 Annual Meeting of Stockholders (the "Proxy Statement") (which Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of December 31, 2013). The information required by this Item to be contained in the Proxy Statement is incorporated herein by reference. To the extent required by applicable rules of the Securities and Exchange Commission and the New York Stock Exchange, the Company has adopted a code of ethics that applies to all directors and employees, including the Company's principal executive officer, principal financial officer and controller or persons performing similar functions. The code of ethics (business practice standards) is posted on the Company's website, which is found at www.edwards.com under "Investors." The Company intends to disclose on its website any amendments to, or waivers from, any provision of its code of ethics that apply to the Company's directors and executive officers, including the principal executive officer, principal financial officer or controller or persons performing similar functions and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K.

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules

EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Edwards Lifesciences Corporation dated May 16, 2013 (incorporated by reference to Exhibit 3.1 in Edwards Lifesciences' report on Form 8-K dated May 17, 2013)
3.2	Bylaws of Edwards Lifesciences Corporation amended and restated as of February 20, 2014 (incorporated by reference to Exhibit 3.1 in Edwards Lifesciences' report on Form 8-K dated February 26, 2014)
4.1
Specimen form of certificate representing Edwards Lifesciences Corporation common stock (incorporated by reference to Exhibit 4.1 in Edwards Lifesciences' Registration Statement on Form 10 (File No. 001-15525) filed on March 15, 2000)
4.2
Indenture, dated as of September 6, 2013, between Edwards Lifesciences Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.5 in Edwards Lifesciences' Registration Statement on Form S-3 (File No. 333-191022) filed on September 6, 2013) (the "Indenture")
4.3
First Supplemental Indenture, dated as of October 3, 2013, to the Indenture (incorporated by reference to Exhibit 4.1 in Edwards Lifesciences' report on Form 8-K, filed October 3, 2013) ("First Supplemental Indenture")
4.4
Form of Global Note for the 2.875% Senior Notes due 2018 (incorporated by reference to Exhibit A in the First Supplemental Indenture filed as Exhibit 4.1 in Edwards Lifesciences' report on Form 8-K, filed October 3, 2013)
10.1
Four Year Credit Agreement dated as of July 29, 2011, among Edwards Lifesciences Corporation and certain of its subsidiaries, as Borrower; the lenders signatory thereto, Bank of America, N.A., as Administrative Agent; JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as Co-Syndication Agents, and U.S. Bank, National Association, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Deutsche Bank AG New York Branch and Mizuho Corporate Bank, Ltd., as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 in Edwards Lifesciences' report on Form 8-K, filed August 4, 2011) (the "Credit Facility")
10.2	Amendment No. 1 dated June 13, 2013 to the Credit Facility (incorporated by reference to Exhibit 10.1 in Edwards Lifesciences' report on Form 8-K dated June 18, 2013)
*10.3	Form of Employment Agreement (incorporated by reference to Exhibit 10.8 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended March 31, 2003)
*10.4
Edwards Lifesciences Corporation Amended and Restated Employment Agreement for Michael A. Mussallem dated March 30, 2009 (incorporated by reference to Exhibit 10.2 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended March 31, 2009)
*10.5
Offer Letter between Scott B. Ullem and Edwards Lifesciences Corporation dated December 4, 2013 (incorporated by reference to Exhibit 10.1 in Edwards Lifesciences' report on Form 8-K dated December 6, 2013)

Exhibit No.	Description
*10.6	Edwards Lifesciences Corporation Amended and Restated Chief Executive Officer Change-in-Control Severance Agreement, dated October 9, 2012 (incorporated by reference to Exhibit 10.1 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended September 30, 2012)
*10.7
Edwards Lifesciences Corporation Form of Change-in-Control Severance Agreement (incorporated by reference to Exhibit 10.2 in Edward Lifesciences' report on Form 10-Q for the quarterly period ended September 30, 2012)
*10.8
Long-Term Stock Incentive Compensation Program, as amended and restated as of February 16, 2012 (incorporated by reference to Appendix A in Edwards Lifesciences' Definitive Proxy Statement filed on March 29, 2013)
*10.9
Edwards Lifesciences Corporation Form of Participant Stock Option Statement and related Long-Term Stock Incentive Compensation Program Global Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended March 31, 2011)
*10.10
Edwards Lifesciences Corporation Form of Participant Restricted Stock Unit Statement and related Long-Term Stock Incentive Compensation Program Global Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended March 31, 2011)
*10.11
Edwards Lifesciences Corporation Form of Performance-Based Restricted Stock Unit Statement and related Long-Term Stock Incentive Compensation Program Global Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended June 30, 2012)
*10.12
Nonemployee Directors Stock Incentive Program, as amended and restated as of May 14, 2013(incorporated by reference to Exhibit 10.1 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended June 30, 2013)
*10.13
Edwards Lifesciences Corporation Form of Participant Stock Option Statement and related Nonemployee Directors Stock Incentive Program Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended June 30, 2013)
*10.14
Edwards Lifesciences Corporation Form of Nonemployee Directors Stock Incentive Program Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.4 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended March 31, 2011)
*10.15
Edwards Lifesciences Corporation Form of Nonemployee Directors Stock Incentive Program Restricted Stock Agreement (incorporated by reference to Exhibit 10.5 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended March 31, 2011)
*10.16
Edwards Lifesciences Corporation Severance Pay Plan, restated effective January 1, 2013 (incorporated by reference to Exhibit 10.1 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended March 31, 2013)
*10.17	Edwards Lifesciences Corporation Executive Option Plan (incorporated by reference to Exhibit 10.6 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended March 31, 2003)
*10.18
Edwards Lifesciences Corporation Executive Deferred Compensation Plan, as amended and restated effective November 9, 2011 (incorporated by reference to Exhibit 10.7 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2011)

Exhibit No.	Description
*10.19	Edwards Lifesciences Corporation of Puerto Rico Savings and Investment Plan, as amended and restated January 1, 2011 (incorporated by reference to Exhibit 10.17 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2012)
*10.20
Edwards Lifesciences Corporation 401(k) Savings and Investment Plan, as amended and restated January 1, 2009 (incorporated by reference to Exhibit 10.18 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2012)
*10.21
Amendment #1 to the Edwards Lifesciences Corporation 401(k) Savings and Investment Plan, dated April 1, 2011 (incorporated by reference to Exhibit 10.19 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2012)
*10.22
Amendment #2 to the Edwards Lifesciences Corporation 401(k) Savings and Investment Plan, dated September 13, 2011 (incorporated by reference to Exhibit 10.20 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2012)
*10.23
Amendment #3 to the Edwards Lifesciences Corporation 401(k) Savings and Investment Plan, dated October 21, 2011 (incorporated by reference to Exhibit 10.21 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2012)
*10.24
2001 Employee Stock Purchase Plan for United States Employees, as amended and restated November 10, 2009 (incorporated by reference to Appendix B in Edwards Lifesciences' Definitive Proxy Statement filed on March 29, 2013)
*10.25
2001 Employee Stock Purchase Plan for International Employees, as amended and restated November 10, 2009 (incorporated by reference to Exhibit 10.15 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2009)
*10.26	Edwards Lifesciences Corporation 2010 Edwards Incentive Plan (incorporated by reference to Appendix C in Edwards Lifesciences' Definitive Proxy Statement filed March 31, 2010)
*10.27
Edwards Lifesciences' Officer Perquisite Program Guidelines, as of February 20, 2013 (incorporated by reference to Exhibit 10.25 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2012)
*10.28	Edwards Lifesciences Corporation Form of Indemnification Agreement (incorporated by reference to Exhibit 10.20 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2011)
12.1	Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of Edwards Lifesciences Corporation
23	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney (see the signature page of this Annual Report on Form 10-K)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description
101	The following financial statements from Edwards Lifesciences' Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity and (vi) Notes to Consolidated Financial Statements.

*
Represents management contract or compensatory plan

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDWARDS LIFESCIENCES CORPORATION
February 28, 2014	By:	/s/ MICHAEL A. MUSSALLEM Michael A. Mussallem Chairman of the Board and Chief Executive Officer

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

Signature	Title	Date

/s/ MICHAEL A. MUSSALLEM Michael A. Mussallem	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 28, 2014
/s/ SCOTT B. ULLEM Scott B. Ullem	Corporate Vice President, Chief Financial Officer (Principal Financial Officer)	February 28, 2014
/s/ ROBERT W.A. SELLERS Robert W.A. Sellers	Vice President, Corporate Controller (Principal Accounting Officer)	February 28, 2014
/s/ MIKE R. BOWLIN Mike R. Bowlin	Director	February 28, 2014
/s/ JOHN T. CARDIS John T. Cardis	Director	February 28, 2014

Signature	Title	Date

/s/ ROBERT A. INGRAM Robert A. Ingram	Director	February 28, 2014
/s/ WILLIAM J. LINK, PH.D. William J. Link, Ph.D.	Director	February 28, 2014
/s/ BARBARA J. MCNEIL, M.D., PH.D. Barbara J. McNeil, M.D., Ph.D.	Director	February 28, 2014
/s/ DAVID E.I. PYOTT David E.I. Pyott	Director	February 28, 2014
/s/ WESLEY W. VON SCHACK Wesley W. von Schack	Director	February 28, 2014