Form 10-Q
period 2014-03-31
Edwards Lifesciences Corp
filed 2014-05-02
CIK 1099800

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014
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

        The number of shares outstanding of the registrant's common stock, $1.00 par value, as of April 30, 2014 was 105,493,815.

EDWARDS LIFESCIENCES CORPORATION

FORM 10-Q
For the quarterly period ended March 31, 2014

Part I. Financial Information

Item 1.    Financial Statements

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(in millions, except par value; unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$295.7	$420.4
Short-term investments (Note 6)	535.9	516.5
Accounts and other receivables, net of allowances of $5.5 and $5.4, respectively	305.1	328.0
Inventories (Note 5)	308.0	308.9
Deferred income taxes	35.4	33.4
Prepaid expenses	46.0	46.8
Other current assets	77.2	71.8

Total current assets	1,603.3	1,725.8
Long-term accounts receivable, net of allowances of $6.8 and $6.8, respectively	5.9	7.3
Long-term investments (Note 6)	95.2	21.9
Property, plant and equipment, net	418.7	421.6
Goodwill	385.4	385.4
Other intangible assets, net (Note 7)	31.6	33.5
Deferred income taxes	76.4	79.0
Other assets	35.2	35.4

	$2,651.7	$2,709.9

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$356.2	$345.6

Long-term debt (Note 8)	725.4	593.1

Other long-term liabilities	229.3	226.8

Commitments and contingencies (Note 13)
Stockholders' equity
Preferred stock, $.01 par value, authorized 50.0 shares, no shares outstanding	—	—
Common stock, $1.00 par value, 350.0 shares authorized, 126.4 and 126.0 shares issued, and 105.3 and 109.3 shares outstanding, respectively	126.4	126.0
Additional paid-in capital	711.7	671.2
Retained earnings	2,091.1	2,030.8
Accumulated other comprehensive loss	(32.4)	(27.6)
Treasury stock, at cost, 21.1 and 16.7 shares, respectively	(1,556.0)	(1,256.0)

Total stockholders' equity	1,340.8	1,544.4

	$2,651.7	$2,709.9

The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in millions, except per share information; unaudited)

	Three Months Ended March 31,
	2014	2013
Net sales	$522.4	$496.7
Cost of sales	145.9	121.0

Gross profit	376.5	375.7
Selling, general and administrative expenses	197.2	182.4
Research and development expenses	85.8	79.8
Intellectual property litigation expense (income), net (Note 3)	5.5	(78.1)
Special charge (Note 4)	7.5	—
Interest expense (income), net	3.5	(0.2)
Other (income) expense, net	(0.3)	1.2

Income before provision for income taxes	77.3	190.6
Provision for income taxes	17.0	46.7

Net income	$60.3	$143.9

Share information (Note 15)
Earnings per share:
Basic	$0.57	$1.26
Diluted	$0.56	$1.24
Weighted-average number of common shares outstanding:
Basic	106.7	113.9
Diluted	108.5	116.5

The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(in millions; unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$60.3	$143.9

Other comprehensive loss, net of tax (Note 14)
Foreign currency translation adjustments	(0.8)	(24.2)
Unrealized (loss) gain on cash flow hedges	(4.0)	10.1

Other comprehensive loss	(4.8)	(14.1)

Comprehensive income	$55.5	$129.8

The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in millions; unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net income	$60.3	$143.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16.2	14.1
Stock-based compensation (Note 12)	12.0	11.2
Excess tax benefit from stock plans	(14.0)	(61.6)
Special charge (Note 4)	7.5	—
Loss (gain) on investments	3.6	(0.5)
Deferred income taxes	0.7	0.2
Other	(0.7)	0.6
Changes in operating assets and liabilities:
Accounts and other receivables, net	22.7	5.4
Inventories	(0.5)	(18.7)
Accounts payable and accrued liabilities	20.8	(22.1)
Prepaid expenses and other current assets	8.4	27.7
Other	1.9	0.9

Net cash provided by operating activities	138.9	101.1

Cash flows from investing activities
Capital expenditures	(14.3)	(36.8)
Purchases of held-to-maturity investments	(391.8)	(92.7)
Proceeds from held-to-maturity investments	296.8	145.2
Investments in trading securities, net	(10.4)	(0.1)
Investments in unconsolidated affiliates, net	(0.7)	(1.5)
Other	0.6	(0.4)

Net cash (used in) provided by investing activities	(119.8)	13.7

Cash flows from financing activities
Proceeds from issuance of debt	208.3	163.8
Payments on debt	(78.3)	(158.3)
Purchases of treasury stock	(300.0)	(107.7)
Excess tax benefit from stock plans	14.0	61.6
Proceeds from stock plans	14.2	13.8
Other	(2.0)	1.9

Net cash used in financing activities	(143.8)	(24.9)

Effect of currency exchange rate changes on cash and cash equivalents	—	0.7

Net (decrease) increase in cash and cash equivalents	(124.7)	90.6
Cash and cash equivalents at beginning of period	420.4	310.9

Cash and cash equivalents at end of period	$295.7	$401.5

Supplemental disclosures:
Non-cash investing and financing transactions:
Capital expenditures accruals	$6.2	$5.7

The accompanying notes are an integral part of these
consolidated condensed financial statements.

1.  BASIS OF PRESENTATION

        The accompanying interim consolidated condensed financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the consolidated financial statements and notes included in Edwards Lifesciences Corporation's Annual Report on Form 10-K for the year ended December 31, 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted.

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

Cash Flow Statement Revision

        In preparing the consolidated financial statements for the year ended December 31, 2013, the Company determined that it had misclassified certain accrued capital expenditures in the consolidated condensed statements of cash flows for the quarter ended March 31, 2013. The Company has evaluated and concluded that this did not result in a material misstatement of the Company's previously issued consolidated financial statements. However, the Company has elected to revise its consolidated condensed statement of cash flows for the quarter ended March 31, 2013 to correct the presentation of accrued capital expenditures, resulting in a decrease to net cash provided by investing activities (with a corresponding increase to net cash provided by operating activities) of $13.8 million.

Recently Adopted Accounting Standards

        In July 2013, the Financial Accounting Standards Board ("FASB") issued an amendment to the accounting guidance on income taxes impacting the presentation of unrecognized tax benefits. The guidance requires an entity to net its unrecognized tax benefits against the deferred tax assets for all same jurisdiction net operating loss or similar tax loss carryforwards, or tax credit carryforwards. The guidance was effective for annual reporting periods beginning after December 15, 2013 and interim periods therein. The adoption of this guidance did not have a material impact on the Company's consolidated condensed financial statements.

2.     CHANGE IN ACCOUNTING PRINCIPLE

        Effective January 1, 2014, the Company changed its method of accounting for certain intellectual property litigation expenses related to the defense and enforcement of issued patents. Previously, the Company capitalized these legal costs if a favorable outcome in the patent defense was determined to be probable, and amortized the capitalized legal costs over the life of the related patent. As of December 31, 2013, the Company had remaining unamortized capitalized legal costs of $23.7 million, which, under the previous accounting method, would have been amortized through 2021. Under the new method of accounting, these legal costs are expensed in the period they are incurred. The Company has retrospectively adjusted the comparative financial statements of prior periods to apply this new method of accounting.

        The Company believes this change in accounting principle is preferable because (1) due to more competitors entering the Company's key product markets and the increasing threat of complex intellectual property litigation across multiple jurisdictions, it will become more difficult for the Company to accurately assess the probability of a favorable outcome in such litigation, and (2) it will enhance the comparability of the Company's financial results with those of its peer group because it is the predominant accounting practice in the Company's industry.

        The accompanying consolidated condensed financial statements and related notes have been adjusted to reflect the impact of this change retrospectively to all prior periods presented. The cumulative effect of the change in accounting principle was a decrease in retained earnings of $12.2 million as of January 1, 2013. The following tables present the effects of the retrospective application of the change in accounting principle (in millions):

	As of December 31, 2013
Consolidated Condensed Balance Sheet	As Reported	As Adjusted
Other intangible assets, net	$57.2	$33.5
Deferred income taxes	70.1	79.0
Total assets	2,724.7	2,709.9
Retained earnings	2,045.6	2,030.8
Total stockholders' equity	1,559.2	1,544.4
Total liabilities and stockholders' equity	2,724.7	2,709.9

	Three Months Ended March 31, 2013
Consolidated Condensed Statement of Operations	As Reported	As Adjusted
Cost of sales	$122.2	$121.0
Selling, general and administrative expenses(a)	185.2	182.4
Special gain(a)	(83.6)	—
Intellectual property litigation income, net(a)	—	(78.1)
Income before provision for income taxes	192.1	190.6
Provision for income taxes	47.2	46.7
Net income	144.9	143.9
Earnings per share:
Basic	$1.27	$1.26
Diluted	$1.24	$1.24

(a)
The above amounts also reflect certain reclassifications of previously reported amounts related to intellectual property litigation to conform to classifications used in the current year.

	Three Months Ended March 31, 2013
Consolidated Condensed Statement of Comprehensive Income	As Reported	As Adjusted
Net income	$144.9	$143.9
Comprehensive income	130.8	129.8

	Three Months Ended March 31, 2013
Consolidated Condensed Statement of Cash Flows	As Reported	As Adjusted
Net income	$144.9	$143.9
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	15.3	14.1
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	28.2	27.7
Other	(1.8)	0.9

3.     INTELLECTUAL PROPERTY LITIGATION EXPENSE (INCOME), NET

        During the three months ended March 31, 2014 and 2013, the Company incurred external legal costs related to intellectual property litigation of $5.5 million and $5.5 million, respectively.

        In February 2013, the Company received $83.6 million from Medtronic, Inc. in satisfaction of the initial April 2010 jury award of damages for infringement of the U.S. Andersen transcatheter heart valve patent, including accrued interest. For further information, see Note 13.

4.     SPECIAL CHARGE

  Settlement

        In March 2014, the Company recorded a $7.5 million charge to settle past and future obligations related to one of its intellectual property agreements.

5.     INVENTORIES

        Inventories consisted of the following (in millions):

	March 31, 2014	December 31, 2013
Raw materials	$56.1	$57.8
Work in process	79.2	82.2
Finished products	172.7	168.9

	$308.0	$308.9

6.     INVESTMENTS

  Held-to-maturity Investments

        Held-to-maturity investments at the end of each period were as follows (in millions):

	March 31, 2014				December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Bank time deposits	$515.8	$—	$—	$515.8	$516.5	$—	$—	$516.5
Commercial paper	17.2	—	—	17.2	—	—	—	—
U.S. government and agency securities	41.5	—	—	41.5	—	—	—	—
Asset-backed securities	9.4	—	—	9.4	—	—	—	—
Corporate debt securities	24.2	—	—	24.2	—	—	—	—
Municipal securities	3.9	—	—	3.9	—	—	—	—

Total	$612.0	$—	$—	$612.0	$516.5	$—	$—	$516.5

        The cost and fair value of held-to-maturity investments, by contractual maturity, as of March 31, 2014 were as follows:

	Cost	Fair Value
	(in millions)
Due in 1 year or less	$535.9	$535.9
Due after 1 year through 5 years	62.4	62.4
Instruments not due at a single maturity date	13.7	13.7

	$612.0	$612.0

        Actual maturities may differ from the contractual maturities due to call or prepayment rights.

  Investments in Unconsolidated Affiliates

        The Company has a number of equity investments in privately and publicly held companies. Investments in these unconsolidated affiliates are recorded in "Long-term Investments" on the consolidated condensed balance sheets, and are as follows:

	March 31, 2014	December 31, 2013
	(in millions)
Available-for-sale investments
Cost	$0.4	$0.4
Unrealized gains	0.3	0.4

Fair value of available-for-sale investments	0.7	0.8

Equity method investments
Cost	14.4	14.1
Equity in losses	(2.7)	(2.7)

Carrying value of equity method investments	11.7	11.4

Cost method investments
Carrying value of cost method investments	6.7	9.7

Total investments in unconsolidated affiliates	$19.1	$21.9

        During the three months ended March 31, 2014, the Company recorded an other-than-temporary impairment charge of $3.5 million related to one of its cost method investments. There were no sales of available-for-sale investments during the three months ended March 31, 2014 and 2013.

7.     OTHER INTANGIBLE ASSETS

        Other intangible assets consisted of the following (in millions):

	March 31, 2014			December 31, 2013
	Cost	Accumulated Amortization	Net Carrying Value	Cost	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets
Patents	$181.6	$(165.0)	$16.6	$181.6	$(163.5)	$18.1
Developed technology	43.5	(35.6)	7.9	43.3	(35.1)	8.2
Other	10.7	(8.2)	2.5	10.7	(8.1)	2.6

	235.8	(208.8)	27.0	235.6	(206.7)	28.9

Unamortizable intangible assets
In-process research and development	4.6	—	4.6	4.6	—	4.6

	$240.4	$(208.8)	$31.6	$240.2	$(206.7)	$33.5

        The net carrying value of patents as of December 31, 2013 has been adjusted to reflect the Company's change in its method of accounting for certain legal costs related to the defense and enforcement of issued patents. For further information, see Note 2.

        Amortization expense related to other intangible assets was $2.1 million and $2.5 million for the three months ended March 31, 2014 and 2013, respectively. Estimated amortization expense for each of the years ending December 31 is as follows (in millions):

2014	$7.7
2015	6.6
2016	6.5
2017	6.2
2018	1.2

        The Company expenses costs incurred to renew or extend the term of acquired intangible assets.

8.     DEBT

        In October 2013, the Company issued $600.0 million of 2.875% fixed-rate unsecured senior notes due October 15, 2018 (the "Notes"). Interest is payable semi-annually in arrears, with the first payment due in April 2014. The effective interest rate is 2.983%. Issuance costs of $5.4 million, as well as a $3.0 million discount on the Notes, are being amortized to interest expense over the term of the Notes. As of March 31, 2014, the carrying value of the Notes was $595.4 million.

        The Company has a Four-Year Credit Agreement ("Credit Facility") that matures on July 29, 2015. The Credit Facility provides for aggregate borrowings up to $750.0 million. As of March 31, 2014, borrowings of $130.0 million were outstanding under the Credit Facility, and have been classified as long-term obligations as these borrowings are expected to be refinanced pursuant to the Credit Facility.

9.     FAIR VALUE MEASUREMENTS

        The consolidated condensed financial statements include financial instruments for which the fair market value of such instruments may differ from amounts reflected on a historical cost basis. Financial instruments of the Company consist of cash deposits, bank time deposits, accounts and other receivables, investments, accounts payable, certain accrued liabilities and borrowings under a revolving credit agreement. The carrying value of these financial instruments generally approximates fair value due to their short-term nature. Financial instruments also include notes payable. As of March 31, 2014, the fair value of the notes payable, based on Level 2 inputs, was $605.4 million.

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

  Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following table summarizes the Company's financial instruments which are measured at fair value on a recurring basis (in millions):

March 31, 2014	Level 1	Level 2	Level 3	Total
Assets
Investments held for deferred compensation plans	$25.4	$—	$—	$25.4
Available-for-sale investments	0.7	—	—	0.7
Derivatives	—	6.5	—	6.5

	$26.1	$6.5	$—	$32.6

Liabilities
Derivatives	$—	$12.2	$—	$12.2
Deferred compensation plans	25.3	—	—	25.3

	$25.3	$12.2	$—	$37.5

December 31, 2013
Assets
Investments held for deferred compensation plans	$15.1	$—	$—	$15.1
Available-for-sale investments	0.8	—	—	0.8
Derivatives	—	13.8	—	13.8

	$15.9	$13.8	$—	$29.7

Liabilities
Derivatives	$—	$17.2	$—	$17.2
Deferred compensation plans	15.5	—	—	15.5

	$15.5	$17.2	$—	$32.7

  Deferred Compensation Plans

        The Company holds investments in trading securities related to its deferred compensation plans. The investments are in a variety of stock and bond mutual funds. The fair values of these investments and the corresponding liabilities are based on quoted market prices and are categorized as Level 1.

  Available-for-sale Investments

        The Company has a number of long-term equity investments in companies that are in various stages of development. Certain of these investments have been designated as available-for-sale. These investments are carried at fair market value based on quoted market prices and are categorized as Level 1.

  Derivative Instruments

        The Company uses derivative financial instruments in the form of foreign currency forward exchange contracts to manage foreign currency exposures and interest rate swap agreements to manage its interest rate exposures. All derivatives contracts are recognized on the balance sheet at their fair value. The fair value of foreign currency derivative financial instruments was estimated by discounting expected cash flows using quoted market interest rates and foreign exchange rates. The fair value of the interest rate swap agreements was determined based on a discounted cash flow analysis reflecting the contractual terms of the agreements and the 6-month London interbank offered rate forward interest rate curve. Judgment was employed in interpreting market data to develop estimates of fair value; accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts. The derivative instruments are categorized as Level 2.

10.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

        The Company uses derivative financial instruments to manage its currency exchange rate risk and its interest rate risk, as summarized below. Notional amounts are stated in United States dollar equivalents at spot exchange rates at the respective dates.

	Notional Amount
	March 31, 2014	December 31, 2013
	(in millions)
Foreign currency forward exchange contracts	$793.2	$805.5
Interest rate swap agreements	$300.0	$300.0

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

        All derivative financial instruments are recognized at fair value in the consolidated condensed balance sheets. For each derivative instrument that is designated and effective as a fair value hedge, the gain or loss on the derivative is recognized immediately to earnings, and offsets the loss or gain on the underlying hedged item. The gain or loss on fair value hedges is classified in net interest expense, as they hedge the interest rate risk associated with the Company's fixed-rate debt. The Company reports in "Accumulated Other Comprehensive Loss" the effective portion of the gain or loss on derivative financial instruments that are designated, and that qualify, as cash flow hedges. The Company reclassifies these gains and losses into earnings in the same period in which the underlying hedged transactions affect earnings. Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current period earnings. For the three months ended March 31, 2014 and 2013, the Company did not record any gains or losses due to hedge ineffectiveness. The gains and losses on derivative financial instruments for which the Company does not elect hedge accounting treatment are recognized in the consolidated condensed statements of operations in each period based upon the change in the fair value of the derivative financial instrument. Cash flows from derivative financial instruments are reported as operating activities in the consolidated condensed statements of cash flows.

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

        The following table presents the location and fair value amounts of derivative instruments reported in the consolidated condensed balance sheets (in millions):

		Fair Value
Derivatives designated as hedging instruments	Balance Sheet Location	March 31, 2014	December 31, 2013
Assets
Foreign currency contracts	Other current assets	$6.5	$13.8
Liabilities
Foreign currency contracts	Accrued and other liabilities	$10.3	$13.2
Interest rate swap agreements	Other long-term liabilities	$1.9	$4.0

        The following table presents the effect of master-netting agreements and rights of offset on the consolidated condensed balance sheets (in millions):

				Gross Amounts Not Offset in the Consolidated Balance Sheet
		Gross Amounts Offset in the Consolidated Balance Sheet
			Net Amounts Presented in the Consolidated Balance Sheet
March 31, 2014	Gross Amounts			Financial Instruments	Cash Collateral Received	Net Amount
Derivative Assets
Foreign currency contracts	$6.5	$—	$6.5	$(4.0)	$—	$2.5
Derivative Liabilities
Foreign currency contracts	$10.3	$—	$10.3	$(4.0)	$—	$6.3
Interest rate swap agreements	$1.9	$—	$1.9	$—	$—	$1.9
December 31, 2013
Derivative Assets
Foreign currency contracts	$13.8	$—	$13.8	$(9.5)	$—	$4.3
Derivative Liabilities
Foreign currency contracts	$13.2	$—	$13.2	$(9.5)	$—	$3.7
Interest rate swap agreements	$4.0	$—	$4.0	$—	$—	$4.0

        The following tables present the effect of derivative instruments on the consolidated condensed statements of operations and consolidated condensed statements of comprehensive income (in millions):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended March 31,			Three Months Ended March 31,
			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income
Derivatives in cash flow hedging relationships	2014	2013		2014	2013
Foreign currency contracts	$(1.7)	$21.7	Cost of sales	$5.0	$5.2

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended March 31,
	Location of Gain or (Loss) Recognized in Income on Derivative
Derivatives in fair value hedging relationships		2014	2013
Interest rate swap agreements	Interest expense (income), net	$2.1	$—

        The gains on the interest rate swap agreements are fully offset by the changes in the fair value of the fixed-rate debt being hedged.

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended March 31,
	Location of Gain or (Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments		2014	2013
Foreign currency contracts	Other (income) expense, net	$(0.7)	$9.3

        The Company expects that during the next twelve months it will reclassify to earnings a $2.9 million gain currently recorded in "Accumulated Other Comprehensive Loss."

11.   DEFINED BENEFIT PLANS

        The components of net periodic benefit cost for the three months ended March 31, 2014 and 2013 were as follows (in millions):

	Three Months Ended March 31,
	2014	2013
Service cost	$1.7	$2.0
Interest cost	0.6	0.5
Expected return on plan assets	(0.4)	(0.3)
Amortization of actuarial loss, prior service credit and other	0.1	0.2

Net periodic benefit cost	$2.0	$2.4

12.   STOCK-BASED COMPENSATION

        Stock-based compensation expense related to awards issued under the Company's incentive compensation plans for the three months ended March 31, 2014 and 2013 was as follows (in millions):

	Three Months Ended March 31,
	2014	2013
Cost of sales	$1.5	$1.4
Selling, general and administrative expenses	8.8	8.2
Research and development expenses	1.7	1.6

Total stock-based compensation expense	$12.0	$11.2

        At March 31, 2014, the total remaining compensation cost related to nonvested stock options, restricted stock units, market-based restricted stock units and employee stock purchase plan ("ESPP") subscription awards amounted to $73.4 million, which will be amortized on a straight-line basis over the weighted-average remaining requisite service period of 29 months.

  Fair Value Disclosures

        The Black-Scholes option pricing model was used with the following weighted-average assumptions for options granted during the following periods:

  Option Awards

	Three Months Ended March 31,
	2014	2013
Average risk-free interest rate	1.5%	0.8%
Expected dividend yield	None	None
Expected volatility	30.8%	31.2%
Expected term (years)	4.9	4.9
Fair value, per share	$20.00	$23.30

        The Black-Scholes option pricing model was used with the following weighted-average assumptions for ESPP subscriptions granted during the following periods:

  ESPP

	Three Months Ended March 31,
	2014	2013
Average risk-free interest rate	0.1%	0.1%
Expected dividend yield	None	None
Expected volatility	31.9%	36.0%
Expected term (years)	0.7	0.6
Fair value, per share	$16.55	$23.40

13.   COMMITMENTS AND CONTINGENCIES

        In February 2008, Edwards Lifesciences filed a lawsuit against CoreValve, Inc. in the U.S. District Court for the District of Delaware ("District Court") alleging that its ReValving System infringes three of Edwards' U.S. Andersen patents, later narrowed to one patent ("the '552 patent"). Medtronic, Inc. ("Medtronic") acquired CoreValve, Inc. ("Medtronic CoreValve") in April 2009. In April 2010, a federal jury found the '552 patent to be valid and found that Medtronic CoreValve willfully infringes it. The jury also awarded Edwards $73.9 million in damages. In February 2011, the District Court reaffirmed the jury decision and ruled that Edwards is entitled to recover additional damages due to Medtronic CoreValve's continued infringing sales from the trial through the life of the patent, plus interest. In the same ruling, the court denied Edwards' motions for a permanent injunction, as well as its motion for increased damages relating to Medtronic CoreValve's willful infringement before trial. In November 2012, the U.S. Court of Appeals for the Federal Circuit ("Court of Appeals") affirmed the April 2010 federal jury decision that Medtronic CoreValve is willfully infringing the '552 patent and ordered the District Court to reconsider Edwards' request for a permanent injunction that would prohibit the manufacture or sale of the CoreValve System in the United States. The Court of Appeals also affirmed the validity of the '552 patent and the federal jury's verdict awarding an initial payment of $73.9 million in damages to Edwards, which covers infringement through early 2010. In February 2013, the Court of Appeals issued a mandate affirming the judgment of the District Court and directing it to reconsider its prior denial of Edwards' request for a permanent injunction and to assess additional damages for the period after the date of the jury award. In February 2013, Edwards received a payment of $83.6 million from Medtronic in satisfaction of the April 2010 jury award of damages for infringement, including accrued interest, through April 2010 (see Note 3). In October 2013, the U.S. Supreme Court denied Medtronic's request for review of the Court of Appeals decision. In April 2014, the District Court granted a preliminary injunction limiting the sale of Medtronic's CoreValve system in the United States. Medtronic has appealed the District Court's ruling and the Court of Appeals has postponed the injunction while it considers the matter. The Company's requests for damages since 2010, enhanced damages, and attorneys fees remain pending at the District Court.

        A second lawsuit is pending in the same District Court against Medtronic CoreValve and Medtronic alleging infringement of two of Edwards' U.S. Andersen patents.

        In June 2011, Medtronic filed a lawsuit in the U.S. District Court for the District of Minnesota alleging that certain surgical valve holders and a surgical embolic filter device infringe its patents. Edwards counterclaimed against Medtronic, alleging that the Medtronic Contour 3D annuloplasty ring infringes an Edwards ring patent. Edwards subsequently added two more patents to its counterclaim. In February and March 2012, the United States Patent and Trademark Office granted Edwards' requests to reexamine the validity of three of the four Medtronic patents involved in this lawsuit.

        In June 2011, Medtronic CoreValve also filed another lawsuit in the U.S. District Court for the Central District of California alleging that the Edwards SAPIEN transcatheter heart valve infringes a Medtronic CoreValve patent. Edwards counterclaimed against Medtronic CoreValve and Medtronic, alleging that the Medtronic CoreValve heart valve infringes Edwards' U.S. Letac-Cribier transcatheter heart valve patent. Edwards' counterclaim was subsequently transferred to the U.S. District Court for the District of Delaware, and in January 2014, a federal jury found Edwards' patent to be valid and found that Medtronic CoreValve willfully infringes it. The jury also awarded Edwards $393.6 million in damages based on Medtronic's worldwide sales of its infringing devices. As to Medtronic CoreValve's original lawsuit in California, in November 2012, the California court ruled that the Medtronic CoreValve patent is invalid and dismissed the lawsuit in favor of Edwards. Medtronic filed an appeal, and in January 2014 the Court of Appeals confirmed that Medtronic CoreValve's patent is invalid.

        In March 2012, Medtronic filed another lawsuit in the U.S. District Court for the Central District of California alleging that the methods of implanting the Edwards SAPIEN transcatheter heart valve in the United States infringe two Medtronic patents relating to methods of pacing the heart. The Company is vigorously defending this lawsuit and trial is scheduled for August 2014.

        In August 2012, Edwards filed a lawsuit against Medtronic in the German District Court of Mannheim alleging that Medtronic's CoreValve and Evolut valves infringe two of Edwards' transcatheter valve patents. These patents were issued by the European Patent Office ("EPO") and were validated as national patents in various European countries, including Germany. In April 2013, Edwards added a third transcatheter valve patent to the lawsuit. An infringement hearing was held in April 2013 for one of the original patents, and the Court ruled that the Medtronic valves did not infringe that patent. Edwards has appealed this decision. In the opposition to the first patent, the EPO determined that patent to be invalid in December 2013. Edwards has appealed this decision. The hearing for the second patent was held in May 2013 and the Court subsequently ruled that the Medtronic valves infringe that patent. Enforcement of this decision was stayed pending validity proceedings at the EPO, which later found the patent to be invalid. Edwards intends to appeal this decision. A hearing for the opposition to the third patent is scheduled in June 2014.

        In addition, Edwards Lifesciences is or may be a party to, or may otherwise be responsible for, pending or threatened lawsuits related primarily to products and services currently or formerly manufactured or performed, as applicable, by Edwards Lifesciences. Such cases and claims raise difficult and complex factual and legal issues and are subject to many uncertainties, including, but not limited to, the facts and circumstances of each particular case or claim, the jurisdiction in which each suit is brought, and differences in applicable law. Upon resolution of any such legal matter or other claim, Edwards Lifesciences may incur charges in excess of established reserves. The Company is not able to estimate the amount or range of any loss for legal contingencies for which there is no reserve or additional loss for matters already reserved. While any such charge related to matters other than those specifically described above could have a material adverse impact on Edwards Lifesciences' net income or cash flows in the period in which it is recorded or paid, management does not believe that any such charge relating to any currently pending lawsuit would have a material adverse effect on Edwards Lifesciences' financial position, results of operations or liquidity.

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

14.   ACCUMULATED OTHER COMPREHENSIVE LOSS

        Presented below is a summary of activity for each component of "Accumulated Other Comprehensive Loss" for the three months ended March 31, 2014.

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Gain on Available-for- sale Investments	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
	(in millions)
December 31, 2013	$(20.2)	$3.5	$0.3	$(11.2)	$(27.6)
Other comprehensive loss before reclassifications	(0.8)	(1.7)	(0.1)	—	(2.6)
Amounts reclassified from accumulated other comprehensive loss	—	(5.0)	—	—	(5.0)
Deferred income tax benefit	—	2.7	0.1	—	2.8

March 31, 2014	$(21.0)	$(0.5)	$0.3	$(11.2)	$(32.4)

        The following table provides information about amounts reclassified from "Accumulated Other Comprehensive Loss" (in millions):

	Three Months Ended March 31,
			Affected Line on Consolidated Condensed Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	2014	2013
Gain on cash flow hedges	$5.0	$5.2	Cost of sales
	(1.9)	(1.9)	Provision for income taxes

	$3.1	$3.3	Net of tax

15.   EARNINGS PER SHARE

        Basic earnings per share is computed by dividing net income by the weighted-average common shares outstanding during a period. Employee equity share options, nonvested shares and similar equity instruments granted by the Company are treated as potential common shares in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of restricted stock units, market-based restricted stock units, and in-the-money options. The dilutive impact of the restricted stock units, market-based restricted stock units, and in-the-money options is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation expense for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in "Additional Paid-in Capital" when the award becomes deductible are assumed to be used to repurchase shares. Potential common share equivalents have been excluded where their inclusion would be anti-dilutive.

        The table below presents the computation of basic and diluted earnings per share (in millions, except for per share information):

	Three Months Ended March 31,
	2014	2013
Basic:
Net income	$60.3	$143.9

Weighted-average shares outstanding	106.7	113.9

Basic earnings per share	$0.57	$1.26

Diluted:
Net income	$60.3	$143.9

Weighted-average shares outstanding	106.7	113.9
Dilutive effect of stock plans	1.8	2.6

Dilutive weighted-average shares outstanding	108.5	116.5

Diluted earnings per share	$0.56	$1.24

        Stock options, restricted stock units, and market-based restricted stock units to purchase 3.7 million and 2.2 million shares for the three months ended March 31, 2014 and 2013, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

16.   INCOME TAXES

        The Company's effective income tax rates were 22.0% and 24.5% for the three months ended March 31, 2014 and 2013, respectively.

        The federal research credit expired on December 31, 2013 and has not been reinstated as of March 31, 2014. Therefore, the effective income tax rate for the three months ended March 31, 2014 was calculated without an assumed benefit for the federal research credit. The effective income tax rate for the three months ended March 31, 2013 included (1) $31.3 million of tax expense associated with the $83.6 million litigation award received from Medtronic in February 2013 (see Note 3) and (2) an $8.4 million benefit for the full year 2012 federal research credit, which was reinstated on January 2, 2013.

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

        As of March 31, 2014 and December 31, 2013, the liability for income taxes associated with uncertain tax positions was $133.2 million and $127.7 million, respectively. The Company estimates that these liabilities would be reduced by $31.3 million and $30.9 million, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments. The net amounts of $101.9 million and $96.8 million, respectively, if not required, would favorably affect the Company's effective tax rate.

        At March 31, 2014, all material state, local and foreign income tax matters have been concluded for years through 2006. During the third quarter of 2013, the Internal Revenue Service ("IRS") completed its fieldwork for the 2009 and 2010 tax years. The case is currently in suspense pending finalization of an Advance Pricing Agreement ("APA") and Joint Committee of Taxation approval. The IRS began its examination of the 2011 and 2012 tax years during the fourth quarter of 2013. The Company has also entered into an APA process between the Switzerland and United States governments for the years 2009 through 2013 covering transfer pricing matters. The transfer pricing matters are significant to the Company's consolidated condensed financial statements, and the final outcome of the negotiations between the two governments is uncertain.

17.   SEGMENT INFORMATION

        Edwards Lifesciences conducts operations worldwide and is managed in the following geographical regions: United States, Europe, Japan and Rest of World. All regions sell products that are used to treat advanced cardiovascular disease.

        The Company's geographic segments are reported based on the financial information provided to the Chief Operating Decision Maker (the Chief Executive Officer). The Company evaluates the performance of its geographic segments based on net sales and income before provision for income taxes ("pre-tax income"). The accounting policies of the segments are substantially the same as those described in Note 2 of the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2013. Segment net sales and segment pre-tax income are based on internally derived standard foreign exchange rates, which may differ from year to year, and do not include inter-segment profits. Because of the interdependence of the reportable segments, the operating profit as presented may not be representative of the geographical distribution that would occur if the segments were not interdependent. Net sales by geographic area are based on the location of the customer.

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

        The table below presents information about Edwards Lifesciences' reportable segments (in millions):

	Three Months Ended March 31,
	2014	2013
Segment Net Sales
United States	$222.4	$227.9
Europe	175.6	155.5
Japan	60.2	67.3
Rest of World	63.7	54.5

Total segment net sales	$521.9	$505.2

Segment Pre-tax Income
United States	$118.4	$132.8
Europe	80.2	72.5
Japan	27.6	33.5
Rest of World	16.3	12.5

Total segment pre-tax income	$242.5	$251.3

        The table below presents reconciliations of segment net sales to consolidated net sales and segment pre-tax income to consolidated pre-tax income (in millions):

	Three Months Ended March 31,
	2014	2013
Net Sales Reconciliation
Segment net sales	$521.9	$505.2
Foreign currency	0.5	(8.5)

Consolidated net sales	$522.4	$496.7

Pre-tax Income Reconciliation
Segment pre-tax income	$242.5	$251.3
Unallocated amounts:
Corporate items	(154.6)	(139.7)
Special charge (Note 4)	(7.5)	—
Intellectual property litigation (expense) income, net (Note 3)	(5.5)	78.1
Interest (expense) income, net	(3.5)	0.2
Foreign currency	5.9	0.7

Consolidated pre-tax income	$77.3	$190.6

Enterprise-Wide Information

        Enterprise-wide information is based on actual foreign exchange rates used in the Company's consolidated financial statements.

	Three Months Ended March 31,
	2014	2013
	(in millions)
Net Sales by Geographic Area
United States	$222.4	$227.9
Europe	180.3	154.5
Japan	58.7	60.0
Rest of World	61.0	54.3

	$522.4	$496.7

Net Sales by Major Product and Service Area
Surgical Heart Valve Therapy	$202.6	$198.1
Transcatheter Heart Valves	189.2	169.7
Critical Care	130.6	128.9

	$522.4	$496.7

	March 31, 2014	December 31, 2013
	(in millions)
Long-lived Tangible Assets by Geographic Area
United States	$306.2	$308.2
Europe	41.9	40.9
Japan	10.4	10.8
Rest of World	95.4	97.1

	$453.9	$457.0

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements contained in this report to be covered by the safe harbor provisions of such Acts. All statements other than statements of historical fact in this report or referred to or incorporated by reference into this report are "forward-looking statements" for purposes of these sections. These statements include, among other things, any predictions of earnings, revenues, expenses or other financial items, plans or expectations with respect to development activities, clinical trials or regulatory approvals, any statements of plans, strategies and objectives of management for future operations, any statements concerning our future operations, financial conditions and prospects, and any statements of assumptions underlying any of the foregoing. These statements can sometimes be identified by the use of the forward-looking words such as "may," "believe," "will," "expect," "project," "estimate," "should," "anticipate," "plan," "goal," "continue," "seek," "pro forma," "forecast," "intend," "guidance," "optimistic," "aspire," "confident," other forms of these words or similar words or expressions or the negative thereof. Investors are cautioned not to unduly rely on such forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause our results or future business, financial condition, results of operations or performance to differ materially from the our historical results or experiences or those expressed or implied in any forward-looking statements contained in this report. Investors should carefully review the information contained in, or incorporated by reference into, our annual report on Form 10-K for the year ended December 31, 2013 and subsequent reports on Forms 10-Q and 8-K for a description of certain of these risks and uncertainties. These forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections.

Overview

        We are the global leader in the science of heart valves and hemodynamic monitoring. Driven by a passion to help patients, we partner with clinicians to develop innovative technologies in the areas of structural heart disease and critical care monitoring, enabling them to save and enhance lives. We conduct operations worldwide and are managed in the following geographical regions: United States, Europe, Japan, and Rest of World. Our products are categorized into the following main areas: Surgical Heart Valve Therapy, Transcatheter Heart Valves, and Critical Care.

        Effective January 1, 2014, we changed our method of accounting for certain intellectual property litigation expenses related to the defense and enforcement of issued patents. Under the new method of accounting, these legal costs are expensed in the period incurred; previously, these costs were capitalized and then amortized over the life of the related patent. The financial results below reflect the change in accounting principle. For further information, see Note 2 to the "Consolidated Condensed Financial Statements."

Financial Results

        The following is a summary of our financial performance (dollars in millions, except per share data):

	Three Months Ended March 31,
	2014	2013	Change
Net sales	$522.4	$496.7	5.2%
Gross profit as a percentage of net sales	72.1%	75.6%	(3.5	)pts.
Net income	$60.3	$143.9	(58.1)%
Earnings per share
Basic	$0.57	$1.26	(54.8)%
Diluted	$0.56	$1.24	(54.8)%

        Our sales growth was driven by our Transcatheter Heart Valves product group, primarily in Europe, which benefited from procedure growth, share gains and the launch of the Edwards SAPIEN 3 transcatheter heart valve. In connection with the planned introduction of the Edwards SAPIEN XT transcatheter heart valve in the United States and the continued launch of SAPIEN 3 in Europe, our gross profit margin was reduced by the impact from estimated product returns expected in 2014, higher manufacturing costs, and weaker currencies. Net income in the first quarter of 2013 benefited from special items, primarily the $52.3 million litigation award, net of tax, received from Medtronic, Inc. ("Medtronic"). We continue to significantly invest in research and development to extend and defend our leadership position.

Healthcare Environment, Opportunities and Challenges

        The medical device industry is highly competitive and continues to evolve. Our success is measured both by the development of innovative products and the value we bring to our stakeholders. We are committed to developing new technologies and providing innovative patient care, and we are committed to defending our intellectual property. To strengthen our leadership and enable future growth opportunities, in the first quarter of 2014 we invested 16.4 percent of our net sales in research and development. In the coming year, we expect increased competition with our Transcatheter Heart Valves as our competitors introduce products in the United States and Europe.

Results of Operations

  Net Sales Trends
  (dollars in millions)

	Three Months Ended March 31,
				Percent Change
	2014	2013	Change
United States	$222.4	$227.9	$(5.5)	(2.4)%
International	300.0	268.8	31.2	11.6%

Total net sales	$522.4	$496.7	$25.7	5.2%

        In the United States, the $5.5 million decrease in net sales for the three months ended March 31, 2014 was due primarily to:

  •
  Transcatheter Heart Valves, which decreased net sales by $11.9 million, due primarily to a reduction in net stocking orders as customers convert from direct sales to consignment, and a

    $7.1 million increase to the sales reserve for estimated Transcatheter Heart Valve product returns expected in 2014 upon introduction of the Edwards SAPIEN XT transcatheter heart valve. This sales reserve is expected to reverse during 2014 as the introduction of the next-generation valves is expected to be substantially completed in 2014;

        partially offset by:

  •
  surgical heart valve products, which increased net sales by $4.3 million, driven primarily by clinical sales of the EDWARDS INTUITY Elite and sales of the Carpentier-Edwards PERIMOUNT Magna Mitral Ease valves.

        International net sales increased $31.2 million for the three months ended March 31, 2014, due primarily to:

  •
  Transcatheter Heart Valves, which increased net sales by $28.7 million, driven primarily by procedure growth, share gains, and the launch of the Edwards SAPIEN 3 transcatheter heart valve in Europe, as well as the ongoing launch of the Edwards SAPIEN XT transcatheter heart valve in Japan; and

  •
  surgical heart valve products, which increased net sales by $4.2 million, driven primarily by sales of pericardial aortic tissue valves and EDWARDS INTUITY Elite valves in Europe;

        partially offset by:

  •
  foreign currency exchange rate fluctuations, which decreased net sales by $6.2 million, due primarily to the weakening of the Japanese yen against the United States dollar, partially offset by the strengthening of the Euro against the United States dollar.

        The impact of foreign currency exchange rate fluctuations on net sales is not necessarily indicative of the impact on net income due to the corresponding effect of foreign currency exchange rate fluctuations on international manufacturing and operating costs and our hedging activities. For more information see Item 3, "Quantitative and Qualitative Disclosures About Market Risk."

  Net Sales by Product Group
  (dollars in millions)

	Three Months Ended March 31,
				Percent Change
	2014	2013	Change
Surgical Heart Valve Therapy	$202.6	$198.1	$4.5	2.3%
Transcatheter Heart Valves	189.2	169.7	19.5	11.5%
Critical Care	130.6	128.9	1.7	1.2%

Total net sales	$522.4	$496.7	$25.7	5.2%

  Surgical Heart Valve Therapy

        The $4.5 million increase in net sales of Surgical Heart Valve Therapy products for the three months ended March 31, 2014 was due primarily to:

  •
  surgical heart valve products, which increased net sales by $8.5 million, driven by sales of pericardial aortic tissue valves and EDWARDS INTUITY Elite valves in Europe;

        partially offset by:

  •
  foreign currency exchange rate fluctuations, which decreased net sales by $3.8 million, due primarily to the weakening of the Japanese yen against the United States dollar.

        In April 2014, we received CE Mark for our advanced EDWARDS INTUITY Elite valve system. This next-generation, rapid deployment system facilitates smaller incisions in surgical aortic valve replacement procedures. In the United States, we continued enrolling patients in our TRANSFORM Trial for EDWARDS INTUITY Elite, and our COMMENCE clinical trial, which is studying our next-generation GLX tissue treatment platform applied to the Magna Ease aortic surgical valve and the Magna Mitral Ease valve.

  Transcatheter Heart Valves

        The $19.5 million increase in net sales of Transcatheter Heart Valves for the three months ended March 31, 2014 was due primarily to:

  •
  European procedure growth, share gains, and the launch of the Edwards SAPIEN 3 transcatheter heart valve in Europe, as well as the ongoing launch of the Edwards SAPIEN XT transcatheter heart valve in Japan;

        partially offset by:

  •
  the Edwards SAPIEN transcatheter heart valve in the United States, which decreased net sales by $8.5 million due to a reduction in net stocking orders as customers convert from direct sales to consignment, and a $7.1 million increase to the sales reserve for estimated Transcatheter Heart Valve product returns expected in 2014 upon introduction of the Edwards SAPIEN XT transcatheter heart valve in the United States.

        During the first quarter of 2014, we completed enrollment in the 500 patient cohort of The PARTNER II Trial studying the Edwards SAPIEN 3 transcatheter valve system in high risk and inoperable patients. In January 2014, we received United States Food and Drug Administration approval to expand The PARTNER II Trial to include a 1,000 patient single-arm, non-randomized cohort to study the Edwards SAPIEN 3 transcatheter valve system in the treatment of intermediate risk patients with severe symptomatic aortic stenosis. In January 2014, we also received CE Mark for the Edwards SAPIEN 3 transcatheter valve system in Europe and immediately commenced a launch.

  Critical Care

        The $1.7 million increase in net sales of Critical Care products during the three months ended March 31, 2014 was due primarily to core hemodynamic products outside the United States and enhanced surgical recovery products in the United States, partially offset by foreign currency exchange rate fluctuations, which decreased net sales by $4.0 million, due primarily to the weakening of the Japanese yen against the United States dollar.

  Gross Profit

	Three Months Ended March 31,
	2014	2013	Change
Gross profit as a percentage of net sales	72.1%	75.6%	(3.5	) pts.

        The percentage point decrease in gross profit for the three months ended March 31, 2014 was driven primarily by (1) the impact from the product returns expected in 2014, primarily in the United States, upon introduction of next-generation Transcatheter Heart Valve products, (2) higher manufacturing costs and (3) the impact of foreign currency exchange rate fluctuations, including the settlement of foreign currency hedging contracts.

  Selling, General and Administrative ("SG&A") Expenses
  (dollars in millions)

	Three Months Ended March 31,
	2014	2013	Change
SG&A expenses	$197.2	$182.4	$14.8
SG&A expenses as a percentage of net sales	37.7%	36.7%	1.0	pts.

        The increase in SG&A expenses for the three months ended March 31, 2014 was due primarily to (1) higher sales and marketing expenses in the United States and Japan, mainly to support the Transcatheter Heart Valve program, and (2) a larger accrual for incentive compensation. These increases were partially offset by the impact of foreign currency, which reduced expenses by $2.3 million due primarily to the weakening of the Japanese yen against the United States dollar, partially offset by the strengthening of the Euro against the United States dollar.

  Research and Development Expenses
  (dollars in millions)

	Three Months Ended March 31,
	2014	2013	Change
Research and development expenses	$85.8	$79.8	$6.0
Research and development expenses as a percentage of net sales	16.4%	16.1%	0.3	pts.

        The increase in research and development expenses for the three months ended March 31, 2014 was due primarily to additional investments in clinical studies in the Surgical Heart Valve and Transcatheter Heart Valve programs, and new product development efforts in the Transcatheter Heart Valve program.

  Intellectual Property Litigation Expense (Income), Net

        During the three months ended March 31, 2014 and 2013, we incurred external legal costs related to intellectual property litigation of $5.5 million and $5.5 million, respectively.

        In February 2013, we received $83.6 million from Medtronic in satisfaction of the initial April 2010 jury award of damages for infringement of the U.S. Andersen transcatheter heart valve patent, including accrued interest. For further information, see Note 13 to the "Consolidated Condensed Financial Statements."

  Special Charge

  Settlement

        In March 2014, we recorded a $7.5 million charge to settle past and future obligations related to one of our intellectual property agreements.

  Interest Expense (Income), net
  (in millions)

	Three Months Ended March 31,
	2014	2013	Change
Interest expense	$4.6	$1.4	$3.2
Interest income	(1.1)	(1.6)	0.5

Interest expense (income), net	$3.5	$(0.2)	$3.7

        The increase in interest expense for the three months ended March 31, 2014 resulted primarily from a higher average debt balance as compared to the prior year period, and higher average interest rates due to the issuance in October 2013 of $600.0 million of 2.875% fixed-rate unsecured senior notes.

  Other (Income) Expense, net
  (in millions)

	Three Months Ended March 31,
	2014	2013
Insurance settlement gain	$(3.7)	$—
Loss on investments in unconsolidated affiliates	3.5	0.2
Foreign exchange (gains) losses, net	(0.2)	0.9
Other	0.1	0.1

Other (income) expense, net	$(0.3)	$1.2

        In March 2014, we recorded a $3.7 million insurance settlement gain related to inventory that was damaged in the fourth quarter of 2013.

        The loss on investments in unconsolidated affiliates primarily represents our net share of gains and losses in investments accounted for under the equity method, and realized gains and losses on our available-for-sale and cost method investments. During the three months ended March 31, 2014, we recorded an other-than-temporary impairment charge of $3.5 million related to one of our cost method investments.

        The foreign exchange (gains) losses relate to the foreign currency fluctuations in our global trade and intercompany receivable and payable balances, offset by the gains and losses on derivative instruments intended as an economic hedge of those exposures.

  Provision for Income Taxes

        The provision for income taxes consists of provisions for federal, state and foreign income taxes. We operate in an international environment with significant operations in various locations outside the United States, which have statutory tax rates lower than the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates. Our effective income tax rates were 22.0% and 24.5% for the three months ended March 31, 2014 and 2013, respectively.

        The federal research credit expired on December 31, 2013 and has not been reinstated as of March 31, 2014. Therefore, the effective income tax rate for the three months ended March 31, 2014 was calculated without an assumed benefit for the federal research credit. The effective income tax rate for the three months ended March 31, 2013 included (1) $31.3 million of tax expense associated with the $83.6 million litigation award received from Medtronic in February 2013 (see Note 3 to the "Consolidated Condensed Financial Statements") and (2) an $8.4 million benefit for the full year 2012 federal research credit, which was reinstated on January 2, 2013.

        We strive to resolve open matters with each tax authority at the examination level and could reach agreement with a tax authority at any time. While we have accrued for matters we believe are more likely than not to require settlement, the final outcome with a tax authority may result in a tax liability that is more or less than that reflected in the consolidated financial statements. Furthermore, we may later decide to challenge any assessments, if made, and may exercise our right to appeal. The uncertain tax positions are reviewed quarterly and adjusted as events occur that affect potential liabilities for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, negotiations between tax authorities, identification of new issues and issuance of new legislation, regulations or case law. Management believes that adequate amounts of tax and related penalty and interest have been provided in income tax expense for any adjustments that may result from these uncertain tax positions. For further information, see Note 16 to the "Consolidated Condensed Financial Statements."

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

        We believe that cash held in the United States, in addition to amounts available under credit facilities and cash from operations, are sufficient to fund our United States operating requirements. Cash and cash equivalents and short-term investments held outside the United States have historically been used to fund international operations and acquire businesses outside of the United States, although a portion of those amounts may from time to time be subject to temporary intercompany loans into the United States. As of March 31, 2014, cash and cash equivalents and short-term investments held outside the United States were $770.0 million. The majority of cash and cash equivalents and short-term investments held outside the United States relates to undistributed earnings of certain of our foreign subsidiaries which are considered by us to be indefinitely reinvested. Repatriations of cash and cash equivalents and short-term investments held outside the United States are subject to restrictions in certain jurisdictions and may be subject to withholding and other taxes. The potential tax liability related to any repatriation would be dependent on the facts and circumstances that exist at the time such repatriation is made and the complexities of the tax laws of the United States and the respective foreign jurisdictions.

        We have a Four-Year Credit Agreement ("Credit Facility") which provides up to an aggregate of $750.0 million in borrowings in multiple currencies. As of March 31, 2014, borrowings of $130.0 million were outstanding under the Credit Facility, and have been classified as long-term obligations as these borrowings are expected to be refinanced pursuant to the Credit Facility. In October 2013, we issued $600.0 million of 2.875% fixed-rate unsecured senior notes due October 15, 2018. As of March 31, 2014, the total carrying value of our long-term debt was $725.4 million.

        From time to time, we repurchase shares of our common stock under share repurchase programs authorized by the Board of Directors. We consider several factors in determining when to execute share repurchases, including, among other things, expected dilution from stock plans, cash capacity and the market price of our common stock. The current $750.0 million program provides for repurchases through December 31, 2016. During 2014, we repurchased a total of 4.4 million shares at an aggregate cost of $300.0 million, and as of March 31, 2014, had remaining authority to purchase $202.5 million of our common stock.

        At March 31, 2014, there had been no material changes in our significant contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

        Net cash flows provided by operating activities of $138.9 million for the three months ended March 31, 2014 increased $37.8 million over the same period last year due primarily to (1) the $47.6 million decrease from excess tax benefits from stock plans as compared to the prior year, primarily as a result of the realization of excess tax benefits that had been previously unrealized due to credit carryforwards and net operating losses in the United States in 2011, (2) increased collections of accounts receivables, (3) a lower bonus payout in 2014 compared to the prior year and (4) the timing of supplier payments. These increases were partially offset by the prior year receipt of $83.6 million from Medtronic in satisfaction of the initial April 2010 jury award of damages for infringement of the U.S. Andersen transcatheter heart valve patent.

        Net cash used in investing activities of $119.8 million for the three months ended March 31, 2014 consisted primarily of net purchases of investments of $106.1 million and capital expenditures of $14.3 million.

        Net cash provided by investing activities of $13.7 million for the three months ended March 31, 2013 consisted primarily of net proceeds from investments of $50.9 million, partially offset by capital expenditures of $36.8 million.

        Net cash used in financing activities of $143.8 million for the three months ended March 31, 2014 consisted primarily of purchases of treasury stock of $300.0 million, partially offset by net proceeds from debt of $130.0 million, proceeds from stock plans of $14.2 million, and the excess tax benefit from stock plans of $14.0 million (including the realization of previously unrealized excess tax benefits).

        Net cash used in financing activities of $24.9 million for the three months ended March 31, 2013 consisted primarily of purchases of treasury stock of $107.7 million, partially offset by the excess tax benefit from stock plans of $61.6 million (including the realization of previously suspended excess tax benefits), and proceeds from stock plans of $13.8 million.

Critical Accounting Policies and Estimates

        The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies and estimates which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 36-39 in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no significant changes from the information discussed therein.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

  Interest Rate Risk, Foreign Currency Risk, Credit Risk and Concentrations of Risk

        For a complete discussion of our exposure to interest rate risk, foreign currency risk, credit risk and concentrations of risk, refer to Item 7A "Quantitative and Qualitative Disclosures About Market Risk" on pages 39-41 of our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no significant changes from the information discussed therein.

  Investment Risk

        We are exposed to investment risks related to changes in the fair values of our investments. Our investments include short-term and long-term investments in fixed interest rate securities and time deposits, and investments in equity instruments of public and private companies. See Note 6 to the "Consolidated Condensed Financial Statements" for additional information on our investments.

        As of March 31, 2014, we had $612.0 million of investments in time deposits and fixed interest rate securities designated as held-to-maturity, of which $76.1 million were long-term. The market value of these investments varies inversely with changes in current market interest rates. Our intent is to hold these investments to maturity so that they can be redeemed at their stated or face value. However, should we be forced to sell securities that have declined in market value prior to their maturity, we may suffer losses in principal. In addition, we had $19.1 million of investments in equity instruments of other companies and had recorded unrealized gains of $0.3 million on these investments in "Accumulated Other Comprehensive Loss," net of tax. Should these companies experience a decline in financial condition or fail to meet certain development milestones, the decline in the investments' value may be considered other-than-temporary and impairment charges may be necessary.

Item 4.    Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    Our management, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2014. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded as of March 31, 2014 that our disclosure controls and procedures are effective in providing reasonable assurance that the information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.    Legal Proceedings

        For a description of our material pending legal proceedings, please see Note 13 to the "Consolidated Condensed Financial Statements" of this Quarterly Report on Form 10-Q, which is incorporated by reference.

Item 1A.    Risk Factors

        There have been no material changes to the risk factors under Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(b)
January 1, 2014 through January 31, 2014	2,133,790	$68.31	2,133,790	$356.7
February 1, 2014 through February 28, 2014	2,287,128	67.40	2,286,952	202.5
March 1, 2014 through March 31, 2014	—	—	—	202.5

Total	4,420,918	67.84	4,420,742

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

Item 6.    Exhibits

        Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto and include the following:

18	Preferability Letter from Independent Registered Public Accounting Firm Regarding Change in Accounting Principle
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from Edwards Lifesciences' Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDWARDS LIFESCIENCES CORPORATION (Registrant)
Date: May 2, 2014	By:	/s/ SCOTT B. ULLEM Scott B. Ullem Corporate Vice President, Chief Financial Officer (Principal Financial Officer)
Date: May 2, 2014	By:	/s/ ROBERT W.A. SELLERS Robert W.A. Sellers Vice President, Corporate Controller (Principal Accounting Officer)

EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

Exhibit No.	Description
18	Preferability Letter from Independent Registered Public Accounting Firm Regarding Change in Accounting Principle
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial statements from Edwards Lifesciences' Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements