Form 10-Q
period 2014-06-30
Edwards Lifesciences Corp
filed 2014-08-04
CIK 1099800

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014
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

        The number of shares outstanding of the registrant's common stock, $1.00 par value, as of July 31, 2014 was 106,033,418.

EDWARDS LIFESCIENCES CORPORATION

FORM 10-Q
For the quarterly period ended June 30, 2014

Part I. Financial Information

Item 1.    Financial Statements

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(in millions, except par value; unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$498.6	$420.4
Short-term investments (Note 6)	985.5	516.5
Accounts and other receivables, net of allowances of $5.6 and $5.4, respectively	327.5	328.0
Inventories (Note 5)	317.1	308.9
Deferred income taxes	42.8	33.4
Prepaid expenses	46.3	46.8
Other current assets	60.3	71.8

Total current assets	2,278.1	1,725.8
Long-term accounts receivable, net of allowances of $6.7 and $6.8, respectively	7.6	7.3
Long-term investments (Note 6)	99.0	21.9
Property, plant and equipment, net	422.5	421.6
Goodwill	384.3	385.4
Other intangible assets, net (Note 7)	29.5	33.5
Deferred income taxes	69.9	79.0
Other assets	35.7	35.4

	$3,326.6	$2,709.9

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$540.5	$345.6

Long-term debt (Note 8)	598.0	593.1

Other long-term liabilities	273.2	226.8

Commitments and contingencies (Note 13)
Stockholders' equity
Preferred stock, $.01 par value, authorized 50.0 shares, no shares outstanding	—	—
Common stock, $1.00 par value, 350.0 shares authorized, 127.1 and 126.0 shares issued, and 106.0 and 109.3 shares outstanding, respectively	127.1	126.0
Additional paid-in capital	747.4	671.2
Retained earnings	2,638.1	2,030.8
Accumulated other comprehensive loss	(41.1)	(27.6)
Treasury stock, at cost, 21.1 and 16.7 shares, respectively	(1,556.6)	(1,256.0)

Total stockholders' equity	1,914.9	1,544.4

	$3,326.6	$2,709.9

The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in millions, except per share information; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$575.1	$517.2	$1,097.5	$1,013.9
Cost of sales	151.2	123.6	297.1	244.6

Gross profit	423.9	393.6	800.4	769.3
Selling, general and administrative expenses	215.5	186.6	412.7	369.0
Research and development expenses	89.1	80.5	174.9	160.3
Intellectual property litigation (income) expense, net (Note 3)	(747.4)	5.5	(741.9)	(72.6)
Special charges (Note 4)	50.0	—	57.5	—
Interest expense, net	3.1	0.4	6.6	0.2
Other expense, net	0.4	0.1	0.1	1.3

Income before provision for income taxes	813.2	120.5	890.5	311.1
Provision for income taxes	266.2	27.2	283.2	73.9

Net income	$547.0	$93.3	$607.3	$237.2

Share information (Note 15)
Earnings per share:
Basic	$5.18	$0.83	$5.72	$2.09
Diluted	$5.09	$0.81	$5.63	$2.05
Weighted-average number of common shares outstanding:
Basic	105.6	112.6	106.1	113.3
Diluted	107.4	114.7	107.9	115.6

The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(in millions; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$547.0	$93.3	$607.3	$237.2

Other comprehensive (loss) income, net of tax (Note 14)
Foreign currency translation adjustments	(5.4)	4.6	(6.2)	(19.6)
Unrealized (loss) gain on cash flow hedges	(3.4)	(0.2)	(7.4)	9.9
Unrealized loss on available-for-sale investments	(0.2)	(0.4)	(0.2)	(0.4)
Reclassification of net realized investment loss to earnings	0.3	—	0.3	—

Other comprehensive (loss) income	(8.7)	4.0	(13.5)	(10.1)

Comprehensive income	$538.3	$97.3	$593.8	$227.1

The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in millions; unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net income	$607.3	$237.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32.3	28.8
Stock-based compensation (Note 12)	23.9	24.0
Excess tax benefit from stock plans	(21.3)	(58.9)
Special charges (Note 4)	7.5	—
Loss (gain) on investments	3.3	(0.4)
Deferred income taxes	2.0	0.7
Other	(2.0)	0.8
Changes in operating assets and liabilities:
Accounts and other receivables, net	(0.2)	(8.7)
Inventories	(11.5)	(31.7)
Accounts payable and accrued liabilities	282.7	11.9
Prepaid expenses and other current assets	(10.8)	25.2
Other	3.7	0.3

Net cash provided by operating activities	916.9	229.2

Cash flows from investing activities
Capital expenditures	(30.3)	(66.3)
Purchases of held-to-maturity investments	(1,146.5)	(222.0)
Proceeds from held-to-maturity investments	594.9	230.9
Investments in trading securities, net	(10.9)	(0.2)
Proceeds from (investments in) unconsolidated affiliates, net	1.3	(1.6)
Other	1.3	(0.1)

Net cash used in investing activities	(590.2)	(59.3)

Cash flows from financing activities
Proceeds from issuance of debt	214.1	332.2
Payments on debt	(212.9)	(292.0)
Purchases of treasury stock	(300.6)	(246.6)
Excess tax benefit from stock plans	21.3	58.9
Proceeds from stock plans	32.9	27.4
Other	(2.4)	5.9

Net cash used in financing activities	(247.6)	(114.2)

Effect of currency exchange rate changes on cash and cash equivalents	(0.9)	6.1

Net increase in cash and cash equivalents	78.2	61.8
Cash and cash equivalents at beginning of period	420.4	310.9

Cash and cash equivalents at end of period	$498.6	$372.7

Supplemental disclosures:
Non-cash investing and financing transactions:
Capital expenditures accruals	$8.2	$2.9

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

Cash Flow Statement Revision

        In preparing the consolidated financial statements for the year ended December 31, 2013, the Company determined that it had misclassified certain accrued capital expenditures in the consolidated condensed statements of cash flows for the six months ended June 30, 2013. The Company has evaluated and concluded that this did not result in a material misstatement of the Company's previously issued consolidated financial statements. However, the Company has elected to revise its consolidated condensed statement of cash flows for the six months ended June 30, 2013 to correct the presentation of accrued capital expenditures, resulting in an increase to net cash used in investing activities (with a corresponding increase to net cash provided by operating activities) of $14.9 million.

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

New Accounting Standards Not Yet Adopted

        In May 2014, the FASB issued an update to the accounting guidance on revenue recognition. The new guidance provides a comprehensive, principles-based approach to revenue recognition, and supersedes most previous revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires improved disclosures on the nature, amount, timing and uncertainty of revenue that is recognized. The guidance is effective for annual reporting periods beginning after December 15, 2016 and interim periods therein. The new guidance can be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of the change recognized at the date of the initial application. The Company is currently assessing the impact this guidance will have on its consolidated financial statements, and has not yet selected a transition method.

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

        The Company believes this change in accounting principle is preferable because (1) as more competitors enter the Company's key product markets and the threat of complex intellectual property litigation across multiple jurisdictions increases, it will become more difficult for the Company to accurately assess the probability of a favorable outcome in such litigation, and (2) it will enhance the comparability of the Company's financial results with those of its peer group because it is the predominant accounting practice in the Company's industry.

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

	As of December 31, 2013
Consolidated Condensed Balance Sheet	As Reported	As Adjusted
Other intangible assets, net	$57.2	$33.5
Deferred income taxes	70.1	79.0
Total assets	2,724.7	2,709.9
Retained earnings	2,045.6	2,030.8
Total stockholders' equity	1,559.2	1,544.4
Total liabilities and stockholders' equity	2,724.7	2,709.9

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
Consolidated Condensed Statement of Operations	As Reported	As Adjusted	As Reported	As Adjusted
Cost of sales	$125.0	$123.6	$247.2	$244.6
Gross profit	392.2	393.6	766.7	769.3
Selling, general and administrative expenses(a)	189.4	186.6	374.6	369.0
Intellectual property litigation expense (income), net(a)	—	5.5	—	(72.6)
Special gain(a)	—	—	(83.6)	—
Income before provision for income taxes	121.8	120.5	313.9	311.1
Provision for income taxes	27.7	27.2	74.9	73.9
Net income	94.1	93.3	239.0	237.2
Earnings per share:
Basic	$0.84	$0.83	$2.11	$2.09
Diluted	$0.82	$0.81	$2.07	$2.05

(a)
The above amounts also reflect certain reclassifications of previously reported amounts related to intellectual property litigation to conform to classifications used in the current year.

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
Consolidated Condensed Statement of Comprehensive Income	As Reported	As Adjusted	As Reported	As Adjusted
Net income	$94.1	$93.3	$239.0	$237.2
Comprehensive income	98.1	97.3	228.9	227.1

	Six Months Ended June 30, 2013
Consolidated Condensed Statement of Cash Flows	As Reported	As Adjusted
Net income	$239.0	$237.2
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	31.4	28.8
Other	1.1	0.8
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	26.2	25.2
Other	(5.4)	0.3

3.     INTELLECTUAL PROPERTY LITIGATION (INCOME) EXPENSE, NET

        In May 2014, the Company entered into an agreement with Medtronic, Inc. and its affiliates ("Medtronic") to settle all outstanding patent litigation between the companies, including all cases related to transcatheter heart valves. Pursuant to the agreement, all pending cases or appeals in courts and patent offices worldwide have been dismissed, and the parties will not litigate patent disputes with each other in the field of transcatheter valves for the eight-year term of the agreement. Under the terms of a patent cross-license that is part of the agreement, Medtronic made a one-time, upfront payment to the Company in the amount of $750.0 million. In addition, Medtronic will pay the Company quarterly license royalty payments through April 2022. For sales in the United States, the royalty payments will be based on a percentage of Medtronic's sales of transcatheter aortic valves, subject to a minimum annual payment of $40.0 million and a maximum annual payment of $60.0 million. A separate royalty payment will be calculated based on sales of Medtronic transcatheter aortic valves manufactured in the United States but sold elsewhere. For further information, see Note 13.

        The Company accounted for the settlement agreement as a multiple-element arrangement and allocated the total consideration to the identifiable elements based upon their relative fair value. The consideration assigned to each element was as follows:

Past damages	$754.3
License agreement	238.0
Covenant not to sue	77.7

Total	$1,070.0

        The Company recognized the upfront payment of $750.0 million in "Intellectual Property Litigation (Income) Expense, net" during the second quarter of 2014. The accounting guidance limits the amount to be recognized upfront to the amount of cash received. Therefore, the remaining fair value associated with the past damages element, and the amounts assigned to the license agreement and covenant not to sue, will be recognized in "Net Sales" over the term of the license agreement as delivery occurs since the Company considers the future royalties to be part of its revenue-earning activities that constitute its ongoing major or central operations.

        The Company incurred external legal costs related to intellectual property litigation of $2.6 million and $5.5 million for the three months ended June 30, 2014 and 2013, respectively, and $8.1 million and $11.0 million for the six months ended June 30, 2014 and 2013, respectively.

        In February 2013, the Company received $83.6 million from Medtronic in satisfaction of the initial April 2010 jury award of damages for infringement of the United States Andersen transcatheter heart valve patent, including accrued interest.

4.     SPECIAL CHARGES

  Charitable Foundation Contribution

        In June 2014, the Company contributed $50.0 million to the Edwards Lifesciences Foundation, a related-party not-for-profit organization intended to provide philanthropic support to health- and community-focused charitable organizations. The contribution was irrevocable and was recorded as an expense at the time of payment.

  Settlement

        In March 2014, the Company recorded a $7.5 million charge to settle past and future obligations related to one of its intellectual property agreements.

5.     INVENTORIES

        Inventories consisted of the following (in millions):

	June 30, 2014	December 31, 2013
Raw materials	$60.4	$57.8
Work in process	79.1	82.2
Finished products	177.6	168.9

	$317.1	$308.9

6.     INVESTMENTS

  Held-to-maturity Investments

        Held-to-maturity investments at the end of each period were as follows (in millions):

	June 30, 2014				December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Bank time deposits	$886.3	$—	$—	$886.3	$516.5	$—	$—	$516.5
Commercial paper	89.8	—	—	89.8	—	—	—	—
U.S. government and agency securities	50.8	0.1	—	50.9	—	—	—	—
Asset-backed securities	9.4	—	—	9.4	—	—	—	—
Corporate debt securities	25.0	—	—	25.0	—	—	—	—
Municipal securities	5.1	—	—	5.1	—	—	—	—

Total	$1,066.4	$0.1	$—	$1,066.5	$516.5	$—	$—	$516.5

        The cost and fair value of held-to-maturity investments, by contractual maturity, as of June 30, 2014 were as follows:

	Cost	Fair Value
	(in millions)
Due in 1 year or less	$985.5	$985.5
Due after 1 year through 5 years	63.6	63.7
Instruments not due at a single maturity date	17.3	17.3

	$1,066.4	$1,066.5

        Actual maturities may differ from the contractual maturities due to call or prepayment rights.

  Investments in Unconsolidated Affiliates

        The Company has a number of equity investments in privately and publicly held companies. Investments in these unconsolidated affiliates are recorded in "Long-term Investments" on the consolidated condensed balance sheets, and are as follows:

	June 30, 2014	December 31, 2013
	(in millions)
Available-for-sale investments
Cost	$0.4	$0.4
Unrealized gains	0.1	0.4

Fair value of available-for-sale investments	0.5	0.8

Equity method investments
Cost	12.4	14.1
Equity in losses	(1.5)	(2.7)

Carrying value of equity method investments	10.9	11.4

Cost method investments
Carrying value of cost method investments	6.7	9.7

Total investments in unconsolidated affiliates	$18.1	$21.9

        In March 2014, the Company recorded an other-than-temporary impairment charge of $3.5 million related to one of its cost method investments.

7.     OTHER INTANGIBLE ASSETS

        Other intangible assets consisted of the following (in millions):

	June 30, 2014			December 31, 2013
	Cost	Accumulated Amortization	Net Carrying Value	Cost	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets
Patents	$181.5	$(166.3)	$15.2	$181.6	$(163.5)	$18.1
Developed technology	48.0	(36.0)	12.0	43.3	(35.1)	8.2
Other	10.7	(8.4)	2.3	10.7	(8.1)	2.6

	240.2	(210.7)	29.5	235.6	(206.7)	28.9

Unamortizable intangible assets
In-process research and development	—	—	—	4.6	—	4.6

	$240.2	$(210.7)	$29.5	$240.2	$(206.7)	$33.5

        The net carrying value of patents as of December 31, 2013 has been adjusted to reflect the Company's change in its method of accounting for certain legal costs related to the defense and enforcement of issued patents. For further information, see Note 2.

        In June 2014, the Company transferred its remaining in-process research and development assets, which related to technology acquired from BMEYE, B.V., to developed technology because the Company had received United States Food and Drug Administration approval for the product.

        Amortization expense related to other intangible assets was $2.0 million and $2.5 million for the three months ended June 30, 2014 and 2013, respectively, and $4.1 million and $5.0 million for the six months ended June 30, 2014 and 2013, respectively. Estimated amortization expense for each of the years ending December 31 is as follows (in millions):

2014	$8.5
2015	7.8
2016	7.6
2017	6.9
2018	1.6

        The Company expenses costs incurred to renew or extend the term of acquired intangible assets.

8.     DEBT

        In October 2013, the Company issued $600.0 million of 2.875% fixed-rate unsecured senior notes due October 15, 2018 (the "Notes"). Interest is payable semi-annually in arrears, with the first payment due in April 2014. The effective interest rate is 2.983%. Issuance costs of $5.4 million, as well as a $3.0 million discount on the Notes, are being amortized to interest expense over the term of the Notes. As of June 30, 2014, the carrying value of the Notes was $598.0 million.

        The Company has a Four-Year Credit Agreement ("Credit Facility") that matures on July 29, 2015. The Credit Facility provides for aggregate borrowings up to $750.0 million. As of June 30, 2014, there were no borrowings outstanding under the Credit Facility.

        In July 2014, the Company entered into a new Five-Year Credit Agreement ("the Credit Agreement") which matures on July 18, 2019, and the existing Credit Facility was terminated. The Credit Agreement provides up to an aggregate of $750.0 million in borrowings in multiple currencies. The Company may increase the amount available under the Credit Agreement, subject to agreement of the lenders, by up to an additional $250.0 million in the aggregate. Borrowings generally bear interest at the London interbank offered rate ("LIBOR") plus a spread ranging from 1.0% to 1.5%, depending on the leverage ratio, as defined in the Credit Agreement. The Company also pays a facility fee ranging from 0.125% to 0.25%, depending on the leverage ratio, on the entire credit commitment available, whether or not drawn. The Credit Agreement is unsecured and contains various financial and other covenants, including a maximum leverage ratio and a minimum interest coverage ratio, as defined in the Credit Agreement.

9.     FAIR VALUE MEASUREMENTS

        The consolidated condensed financial statements include financial instruments for which the fair market value of such instruments may differ from amounts reflected on a historical cost basis. Financial instruments of the Company consist of cash deposits, accounts and other receivables, investments, accounts payable, certain accrued liabilities and borrowings under a revolving credit agreement. The carrying value of these financial instruments generally approximates fair value due to their short-term nature. Financial instruments also include notes payable. As of June 30, 2014, the fair value of the notes payable, based on Level 2 inputs, was $617.4 million.

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

  Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following table summarizes the Company's financial instruments which are measured at fair value on a recurring basis (in millions):

June 30, 2014	Level 1	Level 2	Level 3	Total
Assets
Investments held for deferred compensation plans	$26.5	$—	$—	$26.5
Available-for-sale investments	0.5	—	—	0.5
Derivatives	—	3.9	—	3.9

	$27.0	$3.9	$—	$30.9

Liabilities
Derivatives	$—	$7.1	$—	$7.1
Deferred compensation plans	26.5	—	—	26.5

	$26.5	$7.1	$—	$33.6

December 31, 2013
Assets
Investments held for deferred compensation plans	$15.1	$—	$—	$15.1
Available-for-sale investments	0.8	—	—	0.8
Derivatives	—	13.8	—	13.8

	$15.9	$13.8	$—	$29.7

Liabilities
Derivatives	$—	$17.2	$—	$17.2
Deferred compensation plans	15.5	—	—	15.5

	$15.5	$17.2	$—	$32.7

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

  Derivative Instruments

        The Company uses derivative financial instruments in the form of foreign currency forward exchange contracts to manage foreign currency exposures and interest rate swap agreements to manage its interest rate exposures. All derivatives contracts are recognized on the balance sheet at their fair value. The fair value of foreign currency derivative financial instruments was estimated by discounting expected cash flows using quoted market interest rates and foreign exchange rates. The fair value of the interest rate swap agreements was determined based on a discounted cash flow analysis reflecting the contractual terms of the agreements and the 6-month LIBOR forward interest rate curve. Judgment was employed in interpreting market data to develop estimates of fair value; accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts. The derivative instruments are categorized as Level 2.

10.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

        The Company uses derivative financial instruments to manage its currency exchange rate risk and its interest rate risk, as summarized below. Notional amounts are stated in United States dollar equivalents at spot exchange rates at the respective dates.

	Notional Amount
	June 30, 2014	December 31, 2013
	(in millions)
Foreign currency forward exchange contracts	$805.3	$805.5
Interest rate swap agreements	$300.0	$300.0

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

        All derivative financial instruments are recognized at fair value in the consolidated condensed balance sheets. For each derivative instrument that is designated and effective as a fair value hedge, the gain or loss on the derivative is recognized immediately to earnings, and offsets the loss or gain on the underlying hedged item. The gain or loss on fair value hedges is classified in net interest expense, as they hedge the interest rate risk associated with the Company's fixed-rate debt. The Company reports in "Accumulated Other Comprehensive Loss" the effective portion of the gain or loss on derivative financial instruments that are designated, and that qualify, as cash flow hedges. The Company reclassifies these gains and losses into earnings in the same period in which the underlying hedged transactions affect earnings. Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current period earnings. For the six months ended June 30, 2014 and 2013, the Company did not record any gains or losses due to hedge ineffectiveness. The gains and losses on derivative financial instruments for which the Company does not elect hedge accounting treatment are recognized in the consolidated condensed statements of operations in each period based upon the change in the fair value of the derivative financial instrument. Cash flows from derivative financial instruments are reported as operating activities in the consolidated condensed statements of cash flows.

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

        The following table presents the location and fair value amounts of derivative instruments reported in the consolidated condensed balance sheets (in millions):

		Fair Value
Derivatives designated as hedging instruments	Balance Sheet Location	June 30, 2014	December 31, 2013
Assets
Foreign currency contracts	Other current assets	$3.2	$13.8
Interest rate swap agreements	Other assets	$0.7	$—
Liabilities
Foreign currency contracts	Accrued and other liabilities	$7.1	$13.2
Interest rate swap agreements	Other long-term liabilities	$—	$4.0

        The following table presents the effect of master-netting agreements and rights of offset on the consolidated condensed balance sheets (in millions):

				Gross Amounts Not Offset in the Consolidated Balance Sheet
		Gross Amounts Offset in the Consolidated Balance Sheet
			Net Amounts Presented in the Consolidated Balance Sheet
June 30, 2014	Gross Amounts			Financial Instruments	Cash Collateral Received	Net Amount
Derivative Assets
Foreign currency contracts	$3.2	$—	$3.2	$(3.2)	$—	$—
Interest rate swap agreements	$0.7	$—	$0.7	$—	$—	$0.7
Derivative Liabilities
Foreign currency contracts	$7.1	$—	$7.1	$(3.2)	$—	$3.9
December 31, 2013
Derivative Assets
Foreign currency contracts	$13.8	$—	$13.8	$(9.5)	$—	$4.3
Derivative Liabilities
Foreign currency contracts	$13.2	$—	$13.2	$(9.5)	$—	$3.7
Interest rate swap agreements	$4.0	$—	$4.0	$—	$—	$4.0

        The following tables present the effect of derivative instruments on the consolidated condensed statements of operations and consolidated condensed statements of comprehensive income (in millions):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended June 30,			Three Months Ended June 30,
			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income
Derivatives in cash flow hedging relationships	2014	2013		2014	2013
Foreign currency contracts	$(2.7)	$6.0	Cost of sales	$3.0	$5.8

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	Six Months Ended June 30,			Six Months Ended June 30,
			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income
Derivatives in cash flow hedging relationships	2014	2013		2014	2013
Foreign currency contracts	$(4.4)	$27.7	Cost of sales	$8.0	$11.0

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended June 30,
	Location of Gain or (Loss) Recognized in Income on Derivative
Derivatives in fair value hedging relationships		2014	2013
Interest rate swap agreements	Interest expense, net	$2.6	$—

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Six Months Ended June 30,
	Location of Gain or (Loss) Recognized in Income on Derivative
Derivatives in fair value hedging relationships		2014	2013
Interest rate swap agreements	Interest expense, net	$4.7	$—

        The gains on the interest rate swap agreements are fully offset by the changes in the fair value of the fixed-rate debt being hedged.

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended June 30,
	Location of Gain or (Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments		2014	2013
Foreign currency contracts	Other expense, net	$(2.5)	$5.1

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Six Months Ended June 30,
	Location of Gain or (Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments		2014	2013
Foreign currency contracts	Other expense, net	$(3.2)	$14.4

        The Company expects that during the next twelve months it will reclassify to earnings a $2.8 million loss currently recorded in "Accumulated Other Comprehensive Loss."

11.   DEFINED BENEFIT PLANS

        The components of net periodic benefit cost for the three and six months ended June 30, 2014 and 2013 were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Service cost	$1.8	$1.9	$3.5	$3.9
Interest cost	0.6	0.5	1.2	1.0
Expected return on plan assets	(0.5)	(0.3)	(0.9)	(0.6)
Amortization of actuarial loss, prior service credit and other	—	0.3	0.1	0.5

Net periodic benefit cost	$1.9	$2.4	$3.9	$4.8

12.   STOCK-BASED COMPENSATION

        Stock-based compensation expense related to awards issued under the Company's incentive compensation plans for the three and six months ended June 30, 2014 and 2013 was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of sales	$1.5	$1.5	$3.0	$2.9
Selling, general and administrative expenses	8.6	9.4	17.4	17.6
Research and development expenses	1.8	1.9	3.5	3.5

Total stock-based compensation expense	$11.9	$12.8	$23.9	$24.0

        At June 30, 2014, the total remaining compensation cost related to nonvested stock options, restricted stock units, market-based restricted stock units and employee stock purchase plan ("ESPP") subscription awards amounted to $100.8 million, which will be amortized on a straight-line basis over the weighted-average remaining requisite service period of 32 months.

        During the six months ended June 30, 2014, the Company granted 1.3 million stock options at a weighted-average exercise price of $82.23 and 0.2 million shares of restricted stock units at a weighted-average grant-date fair value of $78.88. The Company also granted 39,000 shares of market-based restricted stock units at a weighted-average grant-date fair value of $108.75. The market-based restricted stock units vest based on a combination of certain service and market conditions. The actual number of shares issued will be determined based on the Company's total shareholder return relative to a selected industry peer group over a three-year performance period, and may range from 0% to 175% of the targeted number of shares granted.

  Fair Value Disclosures

        The fair value of the market-based restricted stock units was determined using a Monte Carlo simulation model, which uses multiple input variables to determine the probability of satisfying the market condition requirements. The weighted-average assumptions used to determine the fair value of the market-based restricted stock units granted during the six months ended June 30, 2014 and 2013 included a risk-free interest rate of 0.9% and 0.4%, respectively, and an expected volatility rate of 31.7% and 33.4%, respectively.

        The Black-Scholes option pricing model was used with the following weighted-average assumptions for options granted during the following periods:

  Option Awards

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Average risk-free interest rate	1.4%	0.8%	1.4%	0.8%
Expected dividend yield	None	None	None	None
Expected volatility	30.7%	30.7%	30.7%	30.7%
Expected term (years)	4.5	4.6	4.6	4.6
Fair value, per share	$23.58	$19.40	$23.21	$19.47

        The Black-Scholes option pricing model was used with the following weighted-average assumptions for ESPP subscriptions granted during the following periods:

  ESPP

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Average risk-free interest rate	0.1%	0.1%	0.1%	0.1%
Expected dividend yield	None	None	None	None
Expected volatility	29.2%	33.3%	31.3%	35.4%
Expected term (years)	0.7	0.7	0.7	0.7
Fair value, per share	$18.33	$21.48	$16.96	$22.94

13.   COMMITMENTS AND CONTINGENCIES

        On May 19, 2014, Edwards Lifesciences entered into an agreement (the "Settlement Agreement") with Medtronic to, among other things, settle all outstanding patent litigation between the parties (see Note 3). Pursuant to the Settlement Agreement, all of the following pending cases and related appeals in courts worldwide were dismissed:

  •
  the lawsuit filed in February 2008 by Edwards Lifesciences against Medtronic in the U.S. District Court for the District of Delaware (the "District Court") alleging that its ReValving System infringes three of Edwards' U.S. Andersen patents, later narrowed to one patent;

  •
  a second lawsuit pending in the District Court against Medtronic alleging infringement of two of Edwards' U.S. Andersen patents;

  •
  the lawsuit against Medtronic in the District Court alleging infringement of an Edwards' U.S. Letac-Cribier transcatheter heart valve patent;

  •
  the lawsuit filed in June 2011 by Medtronic against Edwards Lifesciences in the U.S. District Court for the District of Minnesota alleging that certain surgical valve holders and a surgical embolic filter device infringe its patents and including Edwards' counterclaim alleging infringement of Edwards' annuloplasty ring patents;

  •
  the lawsuit filed in June 2011 by Medtronic against Edwards Lifesciences in the U.S. District Court for the Central District of California alleging that the Edwards SAPIEN transcatheter heart valve infringes a Medtronic patent, which patent was subsequently ruled invalid and the lawsuit was dismissed in favor of Edwards;

  •
  the lawsuit filed in March 2012 by Medtronic in the U.S. District Court for the Central District of California alleging that the methods of implanting the Edwards SAPIEN transcatheter heart valve in the United States infringe two Medtronic patents relating to methods of pacing the heart; and

  •
  the lawsuit filed in August 2012 by Edwards Lifesciences against Medtronic in the German District Court of Mannheim alleging that Medtronic's CoreValve and Evolut valves infringed three of Edwards' transcatheter valve patents.

        Edwards Lifesciences is or may be a party to, or may otherwise be responsible for, pending or threatened lawsuits related primarily to products and services currently or formerly manufactured or performed, as applicable, by Edwards Lifesciences. Such cases and claims raise difficult and complex factual and legal issues and are subject to many uncertainties, including, but not limited to, the facts and circumstances of each particular case or claim, the jurisdiction in which each suit is brought, and differences in applicable law. Upon resolution of any such legal matter or other claim, Edwards Lifesciences may incur charges in excess of established reserves. The Company is not able to estimate the amount or range of any loss for legal contingencies for which there is no reserve or additional loss for matters already reserved. While any such charge related to matters could have a material adverse impact on Edwards Lifesciences' net income or cash flows in the period in which it is recorded or paid, management does not believe that any such charge relating to any currently pending lawsuit would have a material adverse effect on Edwards Lifesciences' financial position, results of operations or liquidity.

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

14.   ACCUMULATED OTHER COMPREHENSIVE LOSS

        Presented below is a summary of activity for each component of "Accumulated Other Comprehensive Loss" for the six months ended June 30, 2014.

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Gain on Available-for- sale Investments	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
	(in millions)
December 31, 2013	$(20.2)	$3.5	$0.3	$(11.2)	$(27.6)
Other comprehensive loss before reclassifications	(6.2)	(4.4)	(0.3)	—	(10.9)
Amounts reclassified from accumulated other comprehensive loss	—	(8.0)	0.3	—	(7.7)
Deferred income tax benefit	—	5.0	0.1	—	5.1

June 30, 2014	$(26.4)	$(3.9)	$0.4	$(11.2)	$(41.1)

        The following table provides information about amounts reclassified from "Accumulated Other Comprehensive Loss" (in millions):

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
					Affected Line on Consolidated Condensed Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	2014	2013	2014	2013
Gain on cash flow hedges	$3.0	$5.8	$8.0	$11.0	Cost of sales
	(1.1)	(2.3)	(3.0)	(4.2)	Provision for income taxes

	$1.9	$3.5	$5.0	$6.8	Net of tax

Loss on available-for-sale investments	$(0.3)	$—	$(0.3)	$—	Other expense, net
	—	—	—	—	Provision for income taxes

	$(0.3)	$—	$(0.3)	$—	Net of tax

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

        The table below presents the computation of basic and diluted earnings per share (in millions, except for per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic:
Net income	$547.0	$93.3	$607.3	$237.2

Weighted-average shares outstanding	105.6	112.6	106.1	113.3

Basic earnings per share	$5.18	$0.83	$5.72	$2.09

Diluted:
Net income	$547.0	$93.3	$607.3	$237.2

Weighted-average shares outstanding	105.6	112.6	106.1	113.3
Dilutive effect of stock plans	1.8	2.1	1.8	2.3

Dilutive weighted-average shares outstanding	107.4	114.7	107.9	115.6

Diluted earnings per share	$5.09	$0.81	$5.63	$2.05

        Stock options, restricted stock units, and market-based restricted stock units to purchase 4.4 million and 3.7 million shares for the three months ended June 30, 2014 and 2013, respectively, and 4.0 million and 3.0 million for the six months ended June 30, 2014 and 2013, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

16.   INCOME TAXES

        The Company's effective income tax rates were 32.7% and 22.6% for the three months ended June 30, 2014 and 2013, respectively, and 31.8% and 23.8% for the six months ended June 30, 2014 and 2013, respectively.

        The effective tax rate for the three and six months ended June 30, 2014 included (1) $262.1 million of tax expense associated with a $750.0 million litigation settlement payment received from Medtronic in May 2014 (see Note 3) and (2) $6.2 million of tax benefits from the remeasurement of uncertain tax positions.

        The federal research credit expired on December 31, 2013 and has not been reinstated as of June 30, 2014. Therefore, the effective income tax rates for the three and six months ended June 30, 2014 were calculated without an assumed benefit for the federal research credit. In 2013, the federal research credit related to 2013 favorably impacted the effective tax rate by approximately 1.3%. The effective income tax rate for the six months ended June 30, 2013 included (1) an $8.4 million benefit for the full year 2012 federal research credit, which was reinstated on January 2, 2013 and (2) $31.3 million of tax expense associated with the $83.6 million litigation award received from Medtronic in February 2013 (see Note 3).

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

        As of June 30, 2014 and December 31, 2013, the liability for income taxes associated with uncertain tax positions was $172.0 million and $127.7 million, respectively. The Company estimates that these liabilities would be reduced by $30.3 million and $30.9 million, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments. The net amounts of $141.7 million and $96.8 million, respectively, if not required, would favorably affect the Company's effective tax rate.

        At June 30, 2014, all material state, local and foreign income tax matters have been concluded for years through 2006. During the third quarter of 2013, the Internal Revenue Service ("IRS") completed its fieldwork for the 2009 and 2010 tax years. The case is currently in suspense pending finalization of an Advance Pricing Agreement ("APA") and Joint Committee of Taxation approval. The IRS began its examination of the 2011 and 2012 tax years during the fourth quarter of 2013. The Company has also entered into an APA process between the Switzerland and United States governments for the years 2009 through 2013 covering transfer pricing matters. The transfer pricing matters are significant to the Company's consolidated condensed financial statements, and the final outcome of the negotiations between the two governments is uncertain.

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

        The table below presents information about Edwards Lifesciences' reportable segments (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Segment Net Sales
United States	$242.0	$240.5	$464.4	$468.4
Europe	188.3	160.7	363.9	316.2
Japan	68.2	73.0	128.4	140.3
Rest of World	75.1	63.1	138.8	117.6

Total segment net sales	$573.6	$537.3	$1,095.5	$1,042.5

Segment Pre-tax Income
United States	$131.2	$142.7	$249.6	$275.5
Europe	87.7	73.7	167.9	146.2
Japan	31.9	36.9	59.5	70.4
Rest of World	23.7	17.5	40.0	30.0

Total segment pre-tax income	$274.5	$270.8	$517.0	$522.1

        The table below presents reconciliations of segment net sales to consolidated net sales and segment pre-tax income to consolidated pre-tax income (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Sales Reconciliation
Segment net sales	$573.6	$537.3	$1,095.5	$1,042.5
Foreign currency	1.5	(20.1)	2.0	(28.6)

Consolidated net sales	$575.1	$517.2	$1,097.5	$1,013.9

Pre-tax Income Reconciliation
Segment pre-tax income	$274.5	$270.8	$517.0	$522.1
Unallocated amounts:
Corporate items	(158.1)	(143.3)	(312.7)	(283.0)
Special charges (Note 4)	(50.0)	—	(57.5)	—
Intellectual property litigation income (expense), net (Note 3)	747.4	(5.5)	741.9	72.6
Interest expense, net	(3.1)	(0.4)	(6.6)	(0.2)
Foreign currency	2.5	(1.1)	8.4	(0.4)

Consolidated pre-tax income	$813.2	$120.5	$890.5	$311.1

Enterprise-Wide Information

        Enterprise-wide information is based on actual foreign exchange rates used in the Company's consolidated condensed financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Net Sales by Geographic Area
United States	$242.0	$240.5	$464.4	$468.4
Europe	193.8	155.3	374.1	309.8
Japan	66.7	59.3	125.4	119.3
Rest of World	72.6	62.1	133.6	116.4

	$575.1	$517.2	$1,097.5	$1,013.9

Net Sales by Major Product and Service Area
Transcatheter Heart Valves	$219.7	$182.1	$408.9	$351.8
Surgical Heart Valve Therapy	214.0	204.3	416.6	402.4
Critical Care	141.4	130.8	272.0	259.7

	$575.1	$517.2	$1,097.5	$1,013.9

	June 30, 2014	December 31, 2013
	(in millions)
Long-lived Tangible Assets by Geographic Area
United States	$310.7	$308.2
Europe	41.8	40.9
Japan	10.0	10.8
Rest of World	95.7	97.1

	$458.2	$457.0

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements contained in this report to be covered by the safe harbor provisions of such Acts. All statements other than statements of historical fact in this report or referred to or incorporated by reference into this report are "forward-looking statements" for purposes of these sections. These statements include, among other things, any predictions of earnings, revenues, expenses or other financial items, plans or expectations with respect to development activities, clinical trials or regulatory approvals, any statements of plans, strategies and objectives of management for future operations, any statements concerning our future operations, financial conditions and prospects, and any statements of assumptions underlying any of the foregoing. These statements can sometimes be identified by the use of the forward-looking words such as "may," "believe," "will," "expect," "project," "estimate," "should," "anticipate," "plan," "goal," "continue," "seek," "pro forma," "forecast," "intend," "guidance," "optimistic," "aspire," "confident," other forms of these words or similar words or expressions or the negative thereof. Investors are cautioned not to unduly rely on such forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause our results or future business, financial condition, results of operations or performance to differ materially from our historical results or experiences or those expressed or implied in any forward-looking statements contained in this report. Investors should carefully review the information contained in, or incorporated by reference into, our annual report on Form 10-K for the year ended December 31, 2013 and subsequent reports on Forms 10-Q and 8-K for a description of certain of these risks and uncertainties. These forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections.

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

Financial Results

        The following is a summary of our financial performance (dollars in millions, except per share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Change		2014	2013	Change
Net sales	$575.1	$517.2	11.2%		$1,097.5	$1,013.9	8.2%
Gross profit as a percentage of net sales	73.7%	76.1%	(2.4	) pts.	72.9%	75.9%	(3.0	) pts.
Net income	$547.0	$93.3	486.3%		$607.3	$237.2	156.0%
Earnings per share
Basic	$5.18	$0.83	524.1%		$5.72	$2.09	173.7%
Diluted	$5.09	$0.81	528.4%		$5.63	$2.05	174.6%

        Our sales growth was driven by our Transcatheter Heart Valves, primarily in Europe, which benefited from the launch of the Edwards SAPIEN 3 transcatheter heart valve. In connection with the launch of the Edwards SAPIEN XT transcatheter heart valve in the United States and the continued launch of SAPIEN 3 in Europe, our gross profit margin was reduced by the impact from estimated product returns expected in 2014 upon introduction of next-generation transcatheter heart valve products, and weaker currencies. Net income in the first six months of 2014 and 2013 benefited from special items. In the second quarter of 2014, we received $750.0 million ($487.9 million, net of tax), from Medtronic, Inc. ("Medtronic") for an upfront payment due under a litigation settlement agreement, and in the first quarter of 2013, we received from Medtronic an $83.6 million ($52.3 million, net of tax) litigation award.

Healthcare Environment, Opportunities and Challenges

        The medical device industry is highly competitive and continues to evolve. Our success is measured both by the development of innovative products and the value we bring to our stakeholders. We are committed to developing new technologies and providing innovative patient care, and we are committed to defending our intellectual property. To strengthen our leadership and enable future growth opportunities, in the first six months of 2014 we invested 15.9% of our net sales in research and development. In the coming year, we expect increased competition with our Transcatheter Heart Valves as our competitors introduce products in the United States and Europe.

New Accounting Standards

        For information on new accounting standards, see Note 1 to the "Consolidated Condensed Financial Statements."

Results of Operations

  Net Sales Trends
  (dollars in millions)

	Three Months Ended June 30,				Six Months Ended June 30,
				Percent Change				Percent Change
	2014	2013	Change		2014	2013	Change
United States	$242.0	$240.5	$1.5	0.6%	$464.4	$468.4	$(4.0)	(0.9)%
International	333.1	276.7	56.4	20.4%	633.1	545.5	87.6	16.1%

Total net sales	$575.1	$517.2	$57.9	11.2%	$1,097.5	$1,013.9	$83.6	8.2%

        In the United States, the $1.5 million increase and the $4.0 million decrease in net sales for the three and six months ended June 30, 2014, respectively, were due primarily to:

  •
  Transcatheter Heart Valves, which decreased net sales by $4.1 million and $16.0 million, respectively, due primarily to (1) a reduction in net sales of the Edwards SAPIEN transcatheter heart valve due to net stocking orders as customers convert from direct sales to consignment and (2) an increase to the sales reserve for estimated Transcatheter Heart Valve product returns expected in the second half of 2014 upon introduction of the Edwards SAPIEN XT transcatheter heart valve. This sales reserve is expected to reverse during 2014 as the introduction of the next-generation valves is expected to be substantially completed in 2014. These decreases were partially offset by an increase in clinical sales of the Edwards SAPIEN 3 transcatheter heart valve;

        partially offset by:

  •
  Critical Care, which increased net sales by $4.4 million and $7.6 million, respectively, due primarily to enhanced surgical recovery products; and

  •
  Surgical Heart Valves, which increased net sales by $1.2 million and $4.5 million, respectively, driven primarily by sales of pericardial aortic tissue valves and clinical sales of the EDWARDS INTUITY Elite valves.

        International net sales increased $56.4 million and $87.6 million for the three and six months ended June 30, 2014, respectively, due primarily to:

  •
  Transcatheter Heart Valves, which increased net sales by $37.0 million and $66.7 million, respectively, driven primarily by the launch of the Edwards SAPIEN 3 transcatheter heart valve in Europe and the ongoing launch of the Edwards SAPIEN XT transcatheter heart valve in Japan;

  •
  Surgical Heart Valves, which increased net sales by $7.7 million and $12.7 million, respectively, driven primarily by sales of pericardial aortic tissue valves;

  •
  Critical Care, which increased net sales by $6.7 million and $9.3 million, respectively, driven primarily by core hemodynamic products and enhanced surgical recovery products; and

  •
  foreign currency exchange rate fluctuations, which increased net sales for the three months ended June 30, 2014 by $4.8 million due primarily to the strengthening of the Euro against the United States dollar, partially offset by the weakening of the Japanese yen against the United States dollar. Foreign currency exchange rate fluctuations did not have a significant impact to total net sales for the six months ended June 30, 2014.

        The impact of foreign currency exchange rate fluctuations on net sales is not necessarily indicative of the impact on net income due to the corresponding effect of foreign currency exchange rate fluctuations on international manufacturing and operating costs and our hedging activities. For more information, see Item 3, "Quantitative and Qualitative Disclosures About Market Risk."

  Net Sales by Product Group
  (dollars in millions)

	Three Months Ended June 30,				Six Months Ended June 30,
				Percent Change				Percent Change
	2014	2013	Change		2014	2013	Change
Transcatheter Heart Valves	$219.7	$182.1	$37.6	20.6%	$408.9	$351.8	$57.1	16.2%
Surgical Heart Valve Therapy	214.0	204.3	9.7	4.8%	416.6	402.4	14.2	3.6%
Critical Care	141.4	130.8	10.6	8.1%	272.0	259.7	12.3	4.7%

Total net sales	$575.1	$517.2	$57.9	11.2%	$1,097.5	$1,013.9	$83.6	8.2%

  Transcatheter Heart Valves

        The $37.6 million and $57.1 million increases in net sales of Transcatheter Heart Valves for the three and six months ended June 30, 2014, respectively, were due primarily to:

  •
  the Edwards SAPIEN 3 transcatheter heart valve, driven primarily by the launch in Europe; and

  •
  the ongoing launch of the Edwards SAPIEN XT transcatheter heart valve in Japan;

        partially offset by:

  •
  the Edwards SAPIEN transcatheter heart valve, primarily in the United States, due to a reduction in net stocking orders as customers convert from direct sales to consignment, and an increase to the sales reserve for estimated Transcatheter Heart Valve product returns expected in the second half of 2014 upon introduction of the Edwards SAPIEN XT transcatheter heart valve in the United States.

        During the first quarter of 2014, we completed enrollment in the 500 patient cohort of The PARTNER II Trial studying the Edwards SAPIEN 3 transcatheter valve system in high risk and inoperable patients. In January 2014, we received United States Food and Drug Administration ("FDA") approval to expand The PARTNER II Trial to include a 1,000 patient single-arm, non-randomized cohort to study the Edwards SAPIEN 3 transcatheter valve system in the treatment of intermediate risk patients with severe symptomatic aortic stenosis. In January 2014, we also received CE Mark for the Edwards SAPIEN 3 transcatheter valve system in Europe and immediately commenced a launch. In June 2014, we received FDA approval for the Edwards SAPIEN XT transcatheter heart valve in the United States for the treatment of high-risk and inoperable patients with severe symptomatic aortic stenosis.

  Surgical Heart Valve Therapy

        The $9.7 million and $14.2 million increases in net sales of Surgical Heart Valve Therapy products for the three and six months ended June 30, 2014, respectively, were due primarily to surgical heart valve products, which increased net sales by $8.8 million and $17.3 million, respectively, driven by sales in the United States and Europe of pericardial aortic tissue valves and EDWARDS INTUITY Elite valves.

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

  Critical Care

        The $10.6 million and $12.3 million increases in net sales of Critical Care products during the three and six months ended June 30, 2014, respectively, were due primarily to enhanced surgical recovery products and core hemodynamic products outside the United States, partially offset by foreign currency exchange rate fluctuations, which decreased net sales by $0.5 million and $4.5 million, respectively, due primarily to the weakening of the Japanese yen against the United States dollar. In June 2014, we received FDA clearance for the ClearSight system, a noninvasive monitor that provides clinicians access to blood volume and blood flow information for patients at moderate or high risk of post-surgical complications, in whom invasive monitoring would not be used. The ClearSight system is part of our enhanced surgical recovery product portfolio.

  Gross Profit

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Change		2014	2013	Change
Gross profit as a percentage of net sales	73.7%	76.1%	(2.4	) pts.	72.9%	75.9%	(3.0	) pts.

        The percentage point decrease in gross profit for the three and six months ended June 30, 2014 was driven primarily by (1) the impact of foreign currency exchange rate fluctuations, including the settlement of foreign currency hedging contracts, and (2) the impact from the transcatheter heart valve sales return reserve and related inventory write-off, primarily in the United States, in connection with our SAPIEN 3 and SAPIEN XT launches.

  Selling, General and Administrative ("SG&A") Expenses
  (dollars in millions)

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Change		2014	2013	Change
SG&A expenses	$215.5	$186.6	$28.9		$412.7	$369.0	$43.7
SG&A expenses as a percentage of net sales	37.5%	36.1%	1.4	pts.	37.6%	36.4%	1.2	pts.

        The increase in SG&A expenses for the three and six months ended June 30, 2014 was due primarily to (1) higher sales and marketing expenses in the United States, Europe, and Japan, mainly to support the Transcatheter Heart Valve program, and (2) a larger accrual for incentive compensation.

  Research and Development Expenses
  (dollars in millions)

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Change		2014	2013	Change
Research and development expenses	$89.1	$80.5	$8.6		$174.9	$160.3	$14.6
Research and development expenses as a percentage of net sales	15.5%	15.6%	(0.1)	pts.	15.9%	15.8%	0.1	pts.

        The increase in research and development expenses for the three and six months ended June 30, 2014 was due primarily to additional investments in clinical studies in the Surgical Heart Valve and Transcatheter Heart Valve programs, new mitral Transcatheter Heart Valve product development efforts, and a larger accrual for incentive compensation.

  Intellectual Property Litigation (Income) Expense, Net

        In May 2014, we entered into an agreement with Medtronic to settle all outstanding patent litigation between the companies, including all cases related to transcatheter heart valves. Pursuant to the agreement, we received an upfront payment from Medtronic in the amount of $750.0 million. For further information, see Note 3 and Note 13 to the "Consolidated Condensed Financial Statements."

        We incurred external legal costs related to intellectual property litigation of $2.6 million and $5.5 million for the three months ended June 30, 2014 and 2013, respectively, and $8.1 million and $11.0 million for the six months ended June 30, 2014 and 2013, respectively.

        In February 2013, we received $83.6 million from Medtronic in satisfaction of the initial April 2010 jury award of damages for infringement of the United States Andersen transcatheter heart valve patent, including accrued interest. For further information, see Note 13 to the "Consolidated Condensed Financial Statements."

  Special Charges

  Charitable Foundation Contribution

        In June 2014, we contributed $50.0 million to the Edwards Lifesciences Foundation, a related-party not-for-profit organization intended to provide philanthropic support to health- and community-focused charitable organizations. The contribution was irrevocable and was recorded as an expense at the time of payment.

  Settlement

        In March 2014, we recorded a $7.5 million charge to settle past and future obligations related to one of our intellectual property agreements.

  Interest Expense, net
  (in millions)

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Interest expense	$4.4	$1.4	$3.0	$9.0	$2.8	$6.2
Interest income	(1.3)	(1.0)	(0.3)	(2.4)	(2.6)	0.2

Interest expense, net	$3.1	$0.4	$2.7	$6.6	$0.2	$6.4

        The increase in interest expense for the three and six months ended June 30, 2014 resulted primarily from a higher average debt balance as compared to the prior year period, and higher average interest rates due to the issuance in October 2013 of $600.0 million of 2.875% fixed-rate unsecured senior notes.

  Other Expense, net
  (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Foreign exchange losses, net	$1.3	$0.3	$1.1	$1.2
(Gain) loss on investments in unconsolidated affiliates	(0.9)	(0.2)	2.6	—
Insurance settlement gain	—	—	(3.7)	—
Other	—	—	0.1	0.1

Other expense, net	$0.4	$0.1	$0.1	$1.3

        The foreign exchange losses relate to the foreign currency fluctuations in our global trade and intercompany receivable and payable balances, offset by the gains and losses on derivative instruments intended as an economic hedge of those exposures.

        The (gain) loss on investments in unconsolidated affiliates primarily represents our net share of gains and losses in investments accounted for under the equity method, and realized gains and losses on our available-for-sale and cost method investments. During the six months ended June 30, 2014, we recorded an other-than-temporary impairment charge of $3.5 million related to one of our cost method investments, and we recorded a $1.4 million gain related to a distribution we received from one of our equity method investments.

        In March 2014, we recorded a $3.7 million insurance settlement gain related to inventory that was damaged in the fourth quarter of 2013.

  Provision for Income Taxes

        The provision for income taxes consists of provisions for federal, state and foreign income taxes. We operate in an international environment with significant operations in various locations outside the United States, which have statutory tax rates lower than the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates. Our effective income tax rates were 32.7% and 22.6% for the three months ended June 30, 2014 and 2013, respectively, and 31.8% and 23.8% for the six months ended June 30, 2014 and 2013, respectively.

        The effective tax rate for the three and six months ended June 30, 2014 included (1) $262.1 million of tax expense associated with a $750.0 million litigation settlement payment received from Medtronic in May 2014 (see Note 3 to the "Consolidated Condensed Financial Statements"), and (2) $6.2 million of tax benefits from the remeasurement of uncertain tax positions.

        The federal research credit expired on December 31, 2013 and has not been reinstated as of June 30, 2014. Therefore, the effective income tax rates for the three and six months ended June 30, 2014 were calculated without an assumed benefit for the federal research credit. In 2013, the federal research credit related to 2013 favorably impacted the effective tax rate by approximately 1.3%. The effective income tax rate for the six months ended June 30, 2013 included (1) an $8.4 million benefit for the full year 2012 federal research credit, which was reinstated on January 2, 2013, and (2) $31.3 million of tax expense associated with the $83.6 million litigation award received from Medtronic in February 2013 (see Note 3 to the "Consolidated Condensed Financial Statements").

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

Liquidity and Capital Resources

        Our sources of cash liquidity include cash and cash equivalents, short-term investments, amounts available under credit facilities, and cash from operations. We believe that these sources are sufficient to fund the current requirements of working capital, capital expenditures and other financial commitments for the next twelve months. However, we periodically consider various financing alternatives and may, from time to time, seek to take advantage of favorable interest rate environments or other market conditions. We believe that we have the financial flexibility to attract long-term capital to fund short-term and long-term growth objectives. However, no assurances can be given that such long-term capital will be available to us on favorable terms, or at all.

        We believe that cash held in the United States, in addition to amounts available under credit facilities and cash from operations, are sufficient to fund our United States operating requirements. Cash and cash equivalents and short-term investments held outside the United States have historically been used to fund international operations and acquire businesses outside of the United States, although a portion of those amounts may from time to time be subject to temporary intercompany loans into the United States. As of June 30, 2014, cash and cash equivalents and short-term investments held outside the United States were $767.6 million. The majority of cash and cash equivalents and short-term investments held outside the United States relates to undistributed earnings of certain of our foreign subsidiaries which are considered by us to be indefinitely reinvested. Repatriations of cash and cash equivalents and short-term investments held outside the United States are subject to restrictions in certain jurisdictions and may be subject to withholding and other taxes. The potential tax liability related to any repatriation would be dependent on the facts and circumstances that exist at the time such repatriation is made and the complexities of the tax laws of the United States and the respective foreign jurisdictions.

        We have a Four-Year Credit Agreement ("Credit Facility") which provides up to an aggregate of $750.0 million in borrowings in multiple currencies. As of June 30, 2014, there were no borrowings outstanding under the Credit Facility. In July 2014, we entered into a new Five-Year Credit Agreement ("Credit Agreement") which matures on July 18, 2019, and the existing Credit Facility was terminated. The Credit Agreement provides up to an aggregate of $750.0 million in borrowings in multiple currencies. We may increase the amount available under the Credit Agreement, subject to agreement of the lenders, by up to an additional $250.0 million in the aggregate. For further information, see Note 8 to the "Consolidated Condensed Financial Statements." In October 2013, we issued $600.0 million of 2.875% fixed-rate unsecured senior notes due October 15, 2018. As of June 30, 2014, the total carrying value of our long-term debt was $598.0 million.

        From time to time, we repurchase shares of our common stock under share repurchase programs authorized by the Board of Directors. We consider several factors in determining when to execute share repurchases, including, among other things, expected dilution from stock plans, cash capacity, and the market price of our common stock. The current $750.0 million program provides for repurchases through December 31, 2016. During 2014, we repurchased a total of 4.4 million shares under the program at an aggregate cost of $300.0 million, and as of June 30, 2014, had remaining authority to purchase $202.5 million of our common stock. In July 2014, the Board of Directors approved a new stock repurchase program providing for an additional $750.0 million of repurchases of our common stock.

        At June 30, 2014, there had been no material changes in our significant contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

        Net cash flows provided by operating activities of $916.9 million for the six months ended June 30, 2014 increased $687.7 million over the same period last year due primarily to (1) the $750.0 million upfront payment received from Medtronic under a litigation settlement agreement, and (2) the $37.6 million impact from excess tax benefits from stock plans as compared to the prior year, primarily as a result of the prior year realization of excess tax benefits that had been previously unrealized due to credit carryforwards and net operating losses in the United States in 2011. These increases were partially offset by (1) the prior year receipt of $83.6 million from Medtronic in satisfaction of the initial April 2010 jury award of damages for infringement of the United States Andersen transcatheter heart valve patent, and (2) the $50.0 million charitable contribution to the Edwards Lifesciences Foundation.

        Net cash used in investing activities of $590.2 million for the six months ended June 30, 2014 consisted primarily of net purchases of investments of $561.2 million and capital expenditures of $30.3 million.

        Net cash used in investing activities of $59.3 million for the six months ended June 30, 2013 consisted primarily of capital expenditures of $66.3 million, partially offset by net proceeds from investments of $7.1 million.

        Net cash used in financing activities of $247.6 million for the six months ended June 30, 2014 consisted primarily of purchases of treasury stock of $300.6 million, partially offset by proceeds from stock plans of $32.9 million, and the excess tax benefit from stock plans of $21.3 million (including the realization of previously unrealized excess tax benefits).

        Net cash used in financing activities of $114.2 million for the six months ended June 30, 2013 consisted primarily of purchases of treasury stock of $246.6 million, partially offset by the excess tax benefit from stock plans of $58.9 million (including the realization of previously suspended excess tax benefits), net proceeds from debt of $40.2 million, and proceeds from stock plans of $27.4 million.

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

        As of June 30, 2014, we had $1,066.4 million of investments in time deposits and fixed interest rate securities designated as held-to-maturity, of which $80.9 million were long-term. The market value of these investments varies inversely with changes in current market interest rates. Our intent is to hold these investments to maturity so that they can be redeemed at their stated or face value. However, should we be forced to sell securities that have declined in market value prior to their maturity, we may suffer losses in principal. In addition, we had $18.1 million of investments in equity instruments of other companies and had recorded unrealized gains of $0.4 million on these investments in "Accumulated Other Comprehensive Loss," net of tax. Should these companies experience a decline in financial condition or fail to meet certain development milestones, the decline in the investments' value may be considered other-than-temporary and impairment charges may be necessary.

Item 4.    Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    Our management, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2014. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded as of June 30, 2014 that our disclosure controls and procedures are effective in providing reasonable assurance that the information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(b)
April 1, 2014 through April 30, 2014	437	$74.58	—	$202.5
May 1, 2014 through May 31, 2014	6,855	85.83	—	202.5
June 1, 2014 through June 30, 2014	—	—	—	202.5

Total	7,292	85.15	—

(a)
The difference between the total number of shares (or units) purchased and the total number of shares (or units) purchased as part of publicly announced plans or programs is due to shares withheld by us to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees.

(b)
On May 14, 2013, the Board of Directors approved a stock repurchase program authorizing us to purchase on the open market, including pursuant to a Rule 10b5-1 plan, and in privately negotiated transactions up to $750.0 million of our common stock from time to time until December 31, 2016. On July 10, 2014, the Board of Directors approved a new stock repurchase program providing for an additional $750.0 million of repurchases of our common stock.

Item 6.    Exhibits

        Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto and include the following:

10.1	Five-Year Credit Agreement, dated as of July 18, 2014, among Edwards Lifesciences and certain of its subsidiaries, as Borrowers; the lenders signatory thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Issuing Bank; JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as Co-Syndication Agents, and Deutsche Bank Securities Inc., HSBC Bank USA, National Association, PNC Bank, National Association, The Bank of Tokyo-Mitsubishi UFJ, Ltd., and U.S. Bank National Association, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 in Edwards Lifesciences' report on Form 8-K, filed July 24, 2014)
+10.2	Settlement Agreement, dated May 19, 2014, between Edwards Lifesciences and Medtronic, Inc.

*10.3	Amended and Restated Long-Term Stock Incentive Compensation Program (incorporated by reference to Appendix A to Edwards' Definitive Proxy Statement, filed March 28, 2014, under the Securities Exchange Act of 1934)
*10.4	Amended and Restated 2001 Employee Stock Purchase Plan for International Employees (incorporated by reference to Appendix B to Edwards' Definitive Proxy Statement, filed March 28, 2014, under the Securities Exchange Act of 1934)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from Edwards Lifesciences' Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements

+
Pursuant to a request for confidential treatment, confidential portions of this exhibit have been redacted and have been filed separately with the Securities and Exchange Commission

*
Represents management contract or compensatory plan

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDWARDS LIFESCIENCES CORPORATION (Registrant)
Date: August 4, 2014	By:	/s/ SCOTT B. ULLEM Scott B. Ullem Corporate Vice President, Chief Financial Officer (Principal Financial Officer)
Date: August 4, 2014	By:	/s/ ROBERT W.A. SELLERS Robert W.A. Sellers Vice President, Corporate Controller (Principal Accounting Officer)

EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

Exhibit No.	Description
10.1	Five-Year Credit Agreement, dated as of July 18, 2014, among Edwards Lifesciences and certain of its subsidiaries, as Borrowers; the lenders signatory thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Issuing Bank; JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as Co-Syndication Agents, and Deutsche Bank Securities Inc., HSBC Bank USA, National Association, PNC Bank, National Association, The Bank of Tokyo-Mitsubishi UFJ, Ltd., and U.S. Bank National Association, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 in Edwards Lifesciences' report on Form 8-K, filed July 24, 2014)
+10.2	Settlement Agreement, dated May 19, 2014, between Edwards Lifesciences and Medtronic, Inc.
*10.3
Amended and Restated Long-Term Stock Incentive Compensation Program (incorporated by reference to Appendix A to Edwards' Definitive Proxy Statement, filed March 28, 2014, under the Securities Exchange Act of 1934)
*10.4
Amended and Restated 2001 Employee Stock Purchase Plan for International Employees (incorporated by reference to Appendix B to Edwards' Definitive Proxy Statement, filed March 28, 2014, under the Securities Exchange Act of 1934)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial statements from Edwards Lifesciences' Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements

+
Pursuant to a request for confidential treatment, confidential portions of this exhibit have been redacted and have been filed separately with the Securities and Exchange Commission

*
Represents management contract or compensatory plan