Form 10-Q
period 2014-09-30
Edwards Lifesciences Corp
filed 2014-10-31
CIK 1099800

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014
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

        The number of shares outstanding of the registrant's common stock, $1.00 par value, as of October 27, 2014 was 106,974,215.

EDWARDS LIFESCIENCES CORPORATION

FORM 10-Q
For the quarterly period ended September 30, 2014

Part I. Financial Information

Item 1.    Financial Statements

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(in millions, except par value; unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$404.1	$420.4
Short-term investments (Note 6)	1,111.0	516.5
Accounts and other receivables, net of allowances of $5.8 and $5.4, respectively	322.9	328.0
Inventories (Note 5)	303.6	308.9
Deferred income taxes	29.5	33.4
Prepaid expenses	48.5	46.8
Other current assets	89.6	71.8

Total current assets	2,309.2	1,725.8
Long-term accounts receivable, net of allowances of $6.3 and $6.8, respectively	8.1	7.3
Long-term investments (Note 6)	92.0	21.9
Property, plant and equipment, net	429.3	421.6
Goodwill	379.0	385.4
Other intangible assets, net (Note 7)	25.8	33.5
Deferred income taxes	68.7	79.0
Other assets	37.9	35.4

	$3,350.0	$2,709.9

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 5)	$427.8	$345.6

Long-term debt (Note 8)	596.4	593.1

Other long-term liabilities	282.4	226.8

Commitments and contingencies (Note 13)
Stockholders' equity
Preferred stock, $.01 par value, authorized 50.0 shares, no shares outstanding	—	—
Common stock, $1.00 par value, 350.0 shares authorized, 128.0 and 126.0 shares issued, and 106.9 and 109.3 shares outstanding, respectively	128.0	126.0
Additional paid-in capital	810.0	671.2
Retained earnings	2,732.7	2,030.8
Accumulated other comprehensive loss	(70.6)	(27.6)
Treasury stock, at cost, 21.1 and 16.7 shares, respectively	(1,556.7)	(1,256.0)

Total stockholders' equity	2,043.4	1,544.4

	$3,350.0	$2,709.9

The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in millions, except per share information; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$607.4	$495.6	$1,704.9	$1,509.5
Cost of sales	168.1	128.2	465.2	372.8

Gross profit	439.3	367.4	1,239.7	1,136.7
Selling, general and administrative expenses	222.2	177.8	634.9	546.8
Research and development expenses	87.6	84.1	262.5	244.4
Intellectual property litigation expense (income), net (Note 3)	0.9	4.3	(741.0)	(68.3)
Special charges (Note 4)	3.0	—	60.5	—
Interest expense, net	2.5	1.0	9.1	1.2
Other expense, net	2.5	0.4	2.6	1.7

Income before provision for income taxes	120.6	99.8	1,011.1	410.9
Provision for income taxes	26.0	23.0	309.2	96.9

Net income	$94.6	$76.8	$701.9	$314.0

Share information (Note 15)
Earnings per share:
Basic	$0.89	$0.69	$6.61	$2.79
Diluted	$0.87	$0.68	$6.49	$2.74
Weighted-average number of common shares outstanding:
Basic	106.4	111.0	106.2	112.5
Diluted	108.4	112.9	108.1	114.7

The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(in millions; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$94.6	$76.8	$701.9	$314.0

Other comprehensive (loss) income, net of tax (Note 14)
Foreign currency translation adjustments	(53.4)	18.9	(59.6)	(0.7)
Unrealized gain (loss) on cash flow hedges	23.8	(13.3)	16.4	(3.4)
Unrealized gain (loss) on available-for-sale investments	0.1	(0.5)	(0.1)	(0.9)
Reclassification of net realized investment loss to earnings	—	—	0.3	—

Other comprehensive (loss) income	(29.5)	5.1	(43.0)	(5.0)

Comprehensive income	$65.1	$81.9	$658.9	$309.0

The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in millions; unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net income	$701.9	$314.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50.3	45.8
Stock-based compensation (Note 12)	36.1	35.9
Excess tax benefit from stock plans	(34.2)	(63.3)
Loss (gain) on investments	3.9	(1.0)
Deferred income taxes	2.2	1.4
Other	3.6	2.1
Changes in operating assets and liabilities:
Accounts and other receivables, net	(10.7)	9.2
Inventories	(19.0)	(41.3)
Accounts payable and accrued liabilities	201.8	33.3
Prepaid expenses and other current assets	(9.8)	19.1
Other	3.0	6.2

Net cash provided by operating activities	929.1	361.4

Cash flows from investing activities
Capital expenditures	(48.4)	(88.9)
Purchases of held-to-maturity investments	(1,600.0)	(373.9)
Proceeds from held-to-maturity investments	912.6	302.8
Investments in trading securities, net	(11.8)	(0.6)
Proceeds from (investments in) unconsolidated affiliates, net	1.0	(1.5)
Other	1.6	(3.7)

Net cash used in investing activities	(745.0)	(165.8)

Cash flows from financing activities
Proceeds from issuance of debt	220.3	705.1
Payments on debt	(219.0)	(359.8)
Purchases of treasury stock	(300.7)	(474.2)
Excess tax benefit from stock plans	34.2	63.3
Proceeds from stock plans	71.3	36.9
Equity forward contract related to accelerated share repurchase agreement	—	(22.7)
Other	(5.0)	5.8

Net cash used in financing activities	(198.9)	(45.6)

Effect of currency exchange rate changes on cash and cash equivalents	(1.5)	10.1

Net (decrease) increase in cash and cash equivalents	(16.3)	160.1
Cash and cash equivalents at beginning of period	420.4	310.9

Cash and cash equivalents at end of period	$404.1	$471.0

Supplemental disclosures:
Cash paid during the year for:
Income taxes	$200.3	$32.1
Non-cash investing and financing transactions:
Capital expenditures accruals	$7.4	$6.6
Capital lease obligations incurred	$13.3	$—

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

2.     CHANGE IN ACCOUNTING PRINCIPLE

        Effective January 1, 2014, the Company changed its method of accounting for certain intellectual property litigation expenses related to the defense and enforcement of its issued patents. Previously, the Company capitalized these legal costs if a favorable outcome in the patent defense was determined to be probable, and amortized the capitalized legal costs over the life of the related patent. As of December 31, 2013, the Company had remaining unamortized capitalized legal costs of $23.7 million, which, under the previous accounting method, would have been amortized through 2021. Under the new method of accounting, these legal costs are expensed in the period they are incurred. The Company has retrospectively adjusted the comparative financial statements of prior periods to apply this new method of accounting.

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

	As of December 31, 2013
Consolidated Condensed Balance Sheet	As Reported	As Adjusted
Other intangible assets, net	$57.2	$33.5
Deferred income taxes	70.1	79.0
Total assets	2,724.7	2,709.9
Retained earnings	2,045.6	2,030.8
Total stockholders' equity	1,559.2	1,544.4
Total liabilities and stockholders' equity	2,724.7	2,709.9

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
Consolidated Condensed Statement of Operations	As Reported	As Adjusted	As Reported	As Adjusted
Cost of sales	$129.7	$128.2	$376.9	$372.8
Gross profit	365.9	367.4	1,132.6	1,136.7
Selling, general and administrative expenses(a)	180.5	177.8	555.1	546.8
Intellectual property litigation expense (income), net(a)	—	4.3	—	(68.3)
Special gain(a)	—	—	(83.6)	—
Income before provision for income taxes	99.9	99.8	413.8	410.9
Provision for income taxes	23.0	23.0	97.9	96.9
Net income	76.9	76.8	315.9	314.0
Earnings per share:
Basic	$0.69	$0.69	$2.81	$2.79
Diluted	$0.68	$0.68	$2.75	$2.74

(a)
The above amounts also reflect certain reclassifications of previously reported amounts related to intellectual property litigation to conform to classifications used in the current year.

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
Consolidated Condensed Statement of Comprehensive Income	As Reported	As Adjusted	As Reported	As Adjusted
Net income	$76.9	$76.8	$315.9	$314.0
Comprehensive income	82.0	81.9	310.9	309.0

	Nine Months Ended September 30, 2013
Consolidated Condensed Statement of Cash Flows	As Reported	As Adjusted
Net income	$315.9	$314.0
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	49.9	45.8
Other	2.4	2.1
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	20.1	19.1
Other	(1.1)	6.2

3.     INTELLECTUAL PROPERTY LITIGATION EXPENSE (INCOME), NET

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

        The Company recognized the upfront payment of $750.0 million in "Intellectual Property Litigation Expense (Income), net" during the second quarter of 2014. The accounting guidance limits the amount to be recognized upfront to the amount of cash received. The remaining fair value associated with the past damages element, as well as the license agreement and the covenant not to sue, will be recognized in "Net Sales" over the term of the license agreement as delivery occurs since the Company considers the future royalties to be part of its revenue-earning activities that constitute its ongoing major or central operations.

        In February 2013, the Company received $83.6 million from Medtronic in satisfaction of the initial April 2010 jury award of damages for infringement of the United States Andersen transcatheter heart valve patent, including accrued interest.

        The Company incurred external legal costs related to intellectual property litigation of $0.9 million and $4.3 million for the three months ended September 30, 2014 and 2013, respectively, and $9.0 million and $15.3 million for the nine months ended September 30, 2014 and 2013, respectively.

4.     SPECIAL CHARGES

  Asset Write-down

        In September 2014, due to a strategic shift of the Company's investment initiatives, the Company decided to refocus resources from its automated glucose monitoring program. As a result, the Company recorded a charge of $3.0 million to write down an intangible asset and fixed assets, and to record severance costs. In addition, the Company recorded a $2.0 million charge to "Cost of Sales," primarily related to the disposal of inventory and equipment held by customers.

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

5.     COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

        Components of selected captions in the consolidated condensed balance sheets consisted of the following (in millions):

	September 30, 2014	December 31, 2013
Inventories
Raw materials	$62.4	$57.8
Work in process	77.7	82.2
Finished products	163.5	168.9

	$303.6	$308.9

Accounts payable and accrued liabilities
Accounts payable	$59.9	$48.4
Employee compensation and withholdings	156.4	101.1
Clinical trial accruals	45.5	37.2
Property, payroll and other taxes	32.3	31.6
Capital lease obligation	13.6	—
Accrued rebates	11.2	15.0
Taxes payable	9.2	7.1
Realignment reserves	7.6	9.5
Deferred income taxes	7.1	7.2
Fair value of derivatives	2.2	17.2
Other accrued liabilities	82.8	71.3

	$427.8	$345.6

6.     INVESTMENTS

  Held-to-maturity Investments

        Held-to-maturity investments at the end of each period were as follows (in millions):

	September 30, 2014				December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Bank time deposits	$1,006.5	$—	$—	$1,006.5	$516.5	$—	$—	$516.5
Commercial paper	87.3	—	—	87.3	—	—	—	—
U.S. government and agency securities	51.7	0.1	(0.1)	51.7	—	—	—	—
Asset-backed securities	9.1	—	—	9.1	—	—	—	—
Corporate debt securities	25.0	—	—	25.0	—	—	—	—
Municipal securities	6.1	—	—	6.1	—	—	—	—

Total	$1,185.7	$0.1	$(0.1)	$1,185.7	$516.5	$—	$—	$516.5

        The cost and fair value of held-to-maturity investments, by contractual maturity, as of September 30, 2014 were as follows:

	Cost	Fair Value
	(in millions)
Due in 1 year or less	$1,111.0	$1,111.0
Due after 1 year through 5 years	58.0	57.9
Instruments not due at a single maturity date	16.7	16.8

	$1,185.7	$1,185.7

        Actual maturities may differ from the contractual maturities due to call or prepayment rights.

  Investments in Unconsolidated Affiliates

        The Company has a number of equity investments in privately and publicly held companies. Investments in these unconsolidated affiliates are recorded in "Long-term Investments" on the consolidated condensed balance sheets, and are as follows:

	September 30, 2014	December 31, 2013
	(in millions)
Available-for-sale investments
Cost	$—	$0.4
Unrealized gains	0.6	0.4

Fair value of available-for-sale investments	0.6	0.8

Equity method investments
Cost	12.7	14.1
Equity in losses	(2.7)	(2.7)

Carrying value of equity method investments	10.0	11.4

Cost method investments
Carrying value of cost method investments	6.7	9.7

Total investments in unconsolidated affiliates	$17.3	$21.9

        In March 2014, the Company recorded an other-than-temporary impairment charge of $3.5 million related to one of its cost method investments.

7.     OTHER INTANGIBLE ASSETS

        Other intangible assets consisted of the following (in millions):

	September 30, 2014			December 31, 2013
	Cost	Accumulated Amortization	Net Carrying Value	Cost	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets
Patents	$181.2	$(167.4)	$13.8	$181.6	$(163.5)	$18.1
Developed technology	46.1	(36.3)	9.8	43.3	(35.1)	8.2
Other	10.5	(8.3)	2.2	10.7	(8.1)	2.6

	237.8	(212.0)	25.8	235.6	(206.7)	28.9

Unamortizable intangible assets
In-process research and development	—	—	—	4.6	—	4.6

	$237.8	$(212.0)	$25.8	$240.2	$(206.7)	$33.5

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

        Amortization expense related to other intangible assets was $2.2 million and $2.5 million for the three months ended September 30, 2014 and 2013, respectively, and $6.3 million and $7.5 million for the nine months ended September 30, 2014 and 2013, respectively. Estimated amortization expense for each of the years ending December 31 is as follows (in millions):

2014	$8.5
2015	7.5
2016	7.4
2017	6.7
2018	1.3

        The Company expenses costs incurred to renew or extend the term of acquired intangible assets.

8.     DEBT

        In October 2013, the Company issued $600.0 million of 2.875% fixed-rate unsecured senior notes due October 15, 2018 (the "Notes"). Interest is payable semi-annually in arrears, with the first payment due in April 2014. The effective interest rate is 2.983%. Issuance costs of $5.4 million, as well as a $3.0 million discount on the Notes, are being amortized to interest expense over the term of the Notes. As of September 30, 2014, the carrying value of the Notes was $596.4 million.

        In July 2014, the Company entered into a Five-Year Credit Agreement ("the Credit Agreement") which matures on July 18, 2019, and the previous Four-Year Credit Agreement was terminated. The Credit Agreement provides up to an aggregate of $750.0 million in borrowings in multiple currencies. The Company may increase the amount available under the Credit Agreement, subject to agreement of the lenders, by up to an additional $250.0 million in the aggregate. Borrowings generally bear interest at the London interbank offered rate ("LIBOR") plus a spread ranging from 1.0% to 1.5%, depending on the leverage ratio, as defined in the Credit Agreement. The Company also pays a facility fee ranging from 0.125% to 0.25%, depending on the leverage ratio, on the entire credit commitment available, whether or not drawn. The facility fee is expensed as incurred. Issuance costs of $3.0 million are being amortized to interest expense over the term of the Credit Agreement. As of September 30, 2014, there were no borrowings outstanding under the Credit Agreement. The Credit Agreement is unsecured and contains various financial and other covenants, including a maximum leverage ratio and a minimum interest coverage ratio, as defined in the Credit Agreement. The Company was in compliance with all covenants as of September 30, 2014.

9.     FAIR VALUE MEASUREMENTS

        The consolidated condensed financial statements include financial instruments for which the fair market value of such instruments may differ from amounts reflected on a historical cost basis. Financial instruments of the Company consist of cash deposits, accounts and other receivables, investments, accounts payable, certain accrued liabilities and borrowings under a revolving credit agreement. The carrying value of these financial instruments generally approximates fair value due to their short-term nature. Financial instruments also include notes payable. As of September 30, 2014, the fair value of the notes payable, based on Level 2 inputs, was $608.2 million.

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

  Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following table summarizes the Company's financial instruments which are measured at fair value on a recurring basis (in millions):

September 30, 2014	Level 1	Level 2	Total
Assets
Investments held for deferred compensation plans	$26.8	$—	$26.8
Available-for-sale investments	0.6	—	0.6
Derivatives	—	34.2	34.2

	$27.4	$34.2	$61.6

Liabilities
Derivatives	$—	$3.3	$3.3
Deferred compensation plans	27.1	—	27.1

	$27.1	$3.3	$30.4

December 31, 2013
Assets
Investments held for deferred compensation plans	$15.1	$—	$15.1
Available-for-sale investments	0.8	—	0.8
Derivatives	—	13.8	13.8

	$15.9	$13.8	$29.7

Liabilities
Derivatives	$—	$17.2	$17.2
Deferred compensation plans	15.5	—	15.5

	$15.5	$17.2	$32.7

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

  Derivative Instruments

        The Company uses derivative financial instruments in the form of foreign currency forward exchange contracts and foreign currency option contracts to manage foreign currency exposures, and interest rate swap agreements to manage its interest rate exposures. All derivatives contracts are recognized on the balance sheet at their fair value. The fair value of foreign currency derivative financial instruments was estimated by discounting expected cash flows using quoted market interest rates and foreign exchange rates. The fair value of the interest rate swap agreements was determined based on a discounted cash flow analysis reflecting the contractual terms of the agreements and the 6-month LIBOR forward interest rate curve. Judgment was employed in interpreting market data to develop estimates of fair value; accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts. The derivative instruments are categorized as Level 2.

10.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

        The Company uses derivative financial instruments to manage its currency exchange rate risk and its interest rate risk, as summarized below. Notional amounts are stated in United States dollar equivalents at spot exchange rates at the respective dates.

	Notional Amount
	September 30, 2014	December 31, 2013
	(in millions)
Foreign currency forward exchange contracts	$789.6	$805.5
Interest rate swap agreements	300.0	300.0
Foreign currency option contracts	8.4	—

        The Company uses derivative financial instruments to manage interest rate and foreign currency risks. It is the Company's policy not to enter into derivative financial instruments for speculative purposes. The Company uses interest rate swaps to convert a portion of its fixed-rate debt into variable-rate debt. These interest rate swaps are designated as fair value hedges and meet the shortcut method requirements under the accounting standards for derivatives and hedging. Accordingly, changes in the fair values of the interest rate swaps are considered to exactly offset changes in the fair value of the underlying long-term debt. The Company uses foreign currency forward exchange contracts to offset the changes due to currency rate movements in the amount of future cash flows associated with intercompany transactions and certain third-party expenses expected to occur within the next 13 months. These foreign currency forward exchange contracts are designated as cash flow hedges. Certain of the Company's locations have assets and liabilities denominated in currencies other than their functional currencies resulting from intercompany and third-party transactions. The Company uses foreign currency forward exchange contracts and foreign currency option contracts that are not designated as hedging instruments to offset the transaction gains and losses associated with certain of these assets and liabilities. All foreign currency forward exchange contracts and foreign currency option contracts are denominated in currencies of major industrial countries, principally the Euro and the Japanese yen.

        All derivative financial instruments are recognized at fair value in the consolidated condensed balance sheets. For each derivative instrument that is designated and effective as a fair value hedge, the gain or loss on the derivative is recognized immediately to earnings, and offsets the loss or gain on the underlying hedged item. The gain or loss on fair value hedges is classified in net interest expense, as they hedge the interest rate risk associated with the Company's fixed-rate debt. The Company reports in "Accumulated Other Comprehensive Loss" the effective portion of the gain or loss on derivative financial instruments that are designated, and that qualify, as cash flow hedges. The Company reclassifies these gains and losses into earnings in the same period in which the underlying hedged transactions affect earnings. Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current period earnings. For the nine months ended September 30, 2014 and 2013, the Company did not record any gains or losses due to hedge ineffectiveness. The gains and losses on derivative financial instruments for which the Company does not elect hedge accounting treatment are recognized in the consolidated condensed statements of operations in each period based upon the change in the fair value of the derivative financial instrument. Cash flows from derivative financial instruments are reported as operating activities in the consolidated condensed statements of cash flows.

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

        The following table presents the location and fair value amounts of derivative instruments reported in the consolidated condensed balance sheets (in millions):

		Fair Value
Derivatives designated as hedging instruments	Balance Sheet Location	September 30, 2014	December 31, 2013
Assets
Foreign currency contracts	Other current assets	$32.0	$13.8
Liabilities
Foreign currency contracts	Accrued and other liabilities	$2.2	$13.2
Interest rate swap agreements	Other long-term liabilities	$1.1	$4.0
Derivatives not designated as hedging instruments
Assets
Foreign currency contracts	Other assets	$2.2	$—

        The following table presents the effect of master-netting agreements and rights of offset on the consolidated condensed balance sheets (in millions):

				Gross Amounts Not Offset in the Consolidated Balance Sheet
		Gross Amounts Offset in the Consolidated Balance Sheet
			Net Amounts Presented in the Consolidated Balance Sheet
September 30, 2014	Gross Amounts			Financial Instruments	Cash Collateral Received	Net Amount
Derivative Assets
Foreign currency contracts	$34.2	$—	$34.2	$(1.7)	$—	$32.5
Derivative Liabilities
Foreign currency contracts	$2.2	$—	$2.2	$(1.7)	$—	$0.5
Interest rate swap agreements	$1.1	$—	$1.1	$—	$—	$1.1
December 31, 2013
Derivative Assets
Foreign currency contracts	$13.8	$—	$13.8	$(9.5)	$—	$4.3
Derivative Liabilities
Foreign currency contracts	$13.2	$—	$13.2	$(9.5)	$—	$3.7
Interest rate swap agreements	$4.0	$—	$4.0	$—	$—	$4.0

        The following tables present the effect of derivative instruments on the consolidated condensed statements of operations and consolidated condensed statements of comprehensive income (in millions):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended September 30,			Three Months Ended September 30,
			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income
Derivatives in cash flow hedging relationships	2014	2013		2014	2013
Foreign currency contracts	$36.1	$(14.4)	Cost of sales	$(2.6)	$7.3

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	Nine Months Ended September 30,			Nine Months Ended September 30,
			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income
Derivatives in cash flow hedging relationships	2014	2013		2014	2013
Foreign currency contracts	$31.7	$13.3	Cost of sales	$5.4	$18.3

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended September 30,
	Location of Gain or (Loss) Recognized in Income on Derivative
Derivatives in fair value hedging relationships		2014	2013
Interest rate swap agreements	Interest expense, net	$(1.8)	$—

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Nine Months Ended September 30,
	Location of Gain or (Loss) Recognized in Income on Derivative
Derivatives in fair value hedging relationships		2014	2013
Interest rate swap agreements	Interest expense, net	$2.9	$—

        The gains on the interest rate swap agreements are fully offset by the changes in the fair value of the fixed-rate debt being hedged.

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended September 30,
	Location of Gain or (Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments		2014	2013
Foreign currency contracts	Other expense, net	$7.5	$(0.3)

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Nine Months Ended September 30,
	Location of Gain or (Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments		2014	2013
Foreign currency contracts	Other expense, net	$4.3	$14.1

        The Company expects that during the next twelve months it will reclassify to earnings a $2.2 million gain currently recorded in "Accumulated Other Comprehensive Loss."

11.   DEFINED BENEFIT PLANS

        The components of net periodic benefit cost for the three and nine months ended September 30, 2014 and 2013 were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Service cost	$1.7	$2.0	$5.2	$5.9
Interest cost	0.6	0.5	1.8	1.5
Expected return on plan assets	(0.5)	(0.3)	(1.4)	(0.9)
Amortization of actuarial loss, prior service credit and other	0.1	0.2	0.2	0.7

Net periodic benefit cost	$1.9	$2.4	$5.8	$7.2

12.   STOCK-BASED COMPENSATION

        Stock-based compensation expense related to awards issued under the Company's incentive compensation plans for the three and nine months ended September 30, 2014 and 2013 was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of sales	$1.6	$1.6	$4.6	$4.5
Selling, general and administrative expenses	8.7	8.6	26.1	26.2
Research and development expenses	1.9	1.7	5.4	5.2

Total stock-based compensation expense	$12.2	$11.9	$36.1	$35.9

        At September 30, 2014, the total remaining compensation cost related to nonvested stock options, restricted stock units, market-based restricted stock units and employee stock purchase plan ("ESPP") subscription awards amounted to $95.0 million, which will be amortized on a straight-line basis over the weighted-average remaining requisite service period of 31 months.

        During the nine months ended September 30, 2014, the Company granted 1.4 million stock options at a weighted-average exercise price of $82.85 and 0.3 million shares of restricted stock units at a weighted-average grant-date fair value of $81.02. The Company also granted 39,000 shares of market-based restricted stock units at a weighted-average grant-date fair value of $108.75. The market-based restricted stock units vest based on a combination of certain service and market conditions. The actual number of shares issued will be determined based on the Company's total shareholder return relative to a selected industry peer group over a three-year performance period, and may range from 0% to 175% of the targeted number of shares granted.

  Fair Value Disclosures

        The fair value of the market-based restricted stock units was determined using a Monte Carlo simulation model, which uses multiple input variables to determine the probability of satisfying the market condition requirements. The weighted-average assumptions used to determine the fair value of the market-based restricted stock units granted during the nine months ended September 30, 2014 and 2013 included a risk-free interest rate of 0.9% and 0.4%, respectively, and an expected volatility rate of 31.7% and 33.4%, respectively.

        The Black-Scholes option pricing model was used with the following weighted-average assumptions for options granted during the following periods:

  Option Awards

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Average risk-free interest rate	1.6%	1.4%	1.5%	0.8%
Expected dividend yield	None	None	None	None
Expected volatility	30.6%	30.8%	30.7%	30.7%
Expected term (years)	4.7	4.9	4.6	4.6
Fair value, per share	$25.90	$19.46	$23.42	$19.47

        The Black-Scholes option pricing model was used with the following weighted-average assumptions for ESPP subscriptions granted during the following periods:

  ESPP

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Average risk-free interest rate	0.1%	0.1%	0.1%	0.1%
Expected dividend yield	None	None	None	None
Expected volatility	28.9%	30.2%	29.9%	33.4%
Expected term (years)	0.7	0.6	0.6	0.6
Fair value, per share	$20.90	$16.05	$17.19	$20.31

13.   COMMITMENTS AND CONTINGENCIES

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

        In September 2014, the Company committed to purchase its Draper, Utah facility for $17.0 million under a purchase option provided in the lease agreement. The payment will be due upon close of escrow, which is expected to be in December 2014.

14.   ACCUMULATED OTHER COMPREHENSIVE LOSS

        Presented below is a summary of activity for each component of "Accumulated Other Comprehensive Loss" for the nine months ended September 30, 2014.

	Foreign Currency Translation Adjustments	Unrealized Gain on Cash Flow Hedges	Unrealized Gain on Available-for- sale Investments	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
	(in millions)
December 31, 2013	$(20.2)	$3.5	$0.3	$(11.2)	$(27.6)
Other comprehensive (loss) gain before reclassifications	(59.6)	31.7	(0.1)	—	(28.0)
Amounts reclassified from accumulated other comprehensive loss	—	(5.4)	0.3	—	(5.1)
Deferred income tax benefit	—	(9.9)	—	—	(9.9)

September 30, 2014	$(79.8)	$19.9	$0.5	$(11.2)	$(70.6)

        The following table provides information about amounts reclassified from "Accumulated Other Comprehensive Loss" (in millions):

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
					Affected Line on Consolidated Condensed Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	2014	2013	2014	2013
Gain on cash flow hedges	$(2.6)	$7.3	$5.4	$18.3	Cost of sales
	1.0	(2.8)	(2.0)	(7.0)	Provision for income taxes

	$(1.6)	$4.5	$3.4	$11.3	Net of tax

Gain on available-for-sale investments	$—	$—	$(0.3)	$—	Other expense, net
	—	—	—	—	Provision for income taxes

	$—	$—	$(0.3)	$—	Net of tax

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

        The table below presents the computation of basic and diluted earnings per share (in millions, except for per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic:
Net income	$94.6	$76.8	$701.9	$314.0

Weighted-average shares outstanding	106.4	111.0	106.2	112.5

Basic earnings per share	$0.89	$0.69	$6.61	$2.79

Diluted:
Net income	$94.6	$76.8	$701.9	$314.0

Weighted-average shares outstanding	106.4	111.0	106.2	112.5
Dilutive effect of stock plans	2.0	1.9	1.9	2.2

Dilutive weighted-average shares outstanding	108.4	112.9	108.1	114.7

Diluted earnings per share	$0.87	$0.68	$6.49	$2.74

        Stock options, restricted stock units, and market-based restricted stock units to purchase 1.5 million and 3.6 million shares for the three months ended September 30, 2014 and 2013, respectively, and 3.2 million and 3.2 million for the nine months ended September 30, 2014 and 2013, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

16.   INCOME TAXES

        The Company's effective income tax rates were 21.6% and 23.0% for the three months ended September 30, 2014 and 2013, respectively, and 30.6% and 23.6% for the nine months ended September 30, 2014 and 2013, respectively.

        The effective tax rate for the nine months ended September 30, 2014 included (1) $262.1 million of tax expense associated with a $750.0 million litigation settlement payment received from Medtronic in May 2014 (see Note 3) and (2) $6.2 million of tax benefits from the remeasurement of uncertain tax positions.

        The federal research credit expired on December 31, 2013 and has not been reinstated as of September 30, 2014. Therefore, the effective income tax rates for the three and nine months ended September 30, 2014 were calculated without an assumed benefit for the federal research credit. In 2013, the federal research credit related to 2013 favorably impacted the effective tax rate by approximately 1.3 percentage points. The effective income tax rate for the nine months ended September 30, 2013 included (1) an $8.4 million benefit for the full year 2012 federal research credit, which was reinstated on January 2, 2013 and (2) $31.3 million of tax expense associated with the $83.6 million litigation award received from Medtronic in February 2013 (see Note 3).

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

        As of September 30, 2014 and December 31, 2013, the liability for income taxes associated with uncertain tax positions was $180.6 million and $127.7 million, respectively. The Company estimates that these liabilities would be reduced by $30.2 million and $30.9 million, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments. The net amounts of $150.4 million and $96.8 million, respectively, if not required, would favorably affect the Company's effective tax rate.

        At September 30, 2014, all material state, local and foreign income tax matters have been concluded for years through 2008. During the third quarter of 2013, the Internal Revenue Service ("IRS") completed its fieldwork for the 2009 and 2010 tax years. The case is currently in suspense pending finalization of an Advance Pricing Agreement ("APA") and Joint Committee of Taxation approval. The IRS began its examination of the 2011 and 2012 tax years during the fourth quarter of 2013. The Company has also entered into an APA process between the Switzerland and United States governments for the years 2009 through 2013 covering transfer pricing matters. The transfer pricing matters are significant to the Company's consolidated condensed financial statements, and the final outcome of the negotiations between the two governments is uncertain.

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

        The table below presents information about Edwards Lifesciences' reportable segments (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Segment Net Sales
United States	$296.3	$232.1	$760.7	$700.5
Europe	175.6	146.2	539.5	462.4
Japan	68.7	69.2	197.1	209.5
Rest of World	69.2	65.4	208.0	183.0

Total segment net sales	$609.8	$512.9	$1,705.3	$1,555.4

Segment Pre-tax Income
United States	$177.4	$135.1	$427.0	$410.6
Europe	77.3	66.2	245.2	212.4
Japan	31.9	31.6	91.4	102.0
Rest of World	18.3	20.1	58.3	50.1

Total segment pre-tax income	$304.9	$253.0	$821.9	$775.1

        The table below presents reconciliations of segment net sales to consolidated net sales and segment pre-tax income to consolidated pre-tax income (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Sales Reconciliation
Segment net sales	$609.8	$512.9	$1,705.3	$1,555.4
Foreign currency	(2.4)	(17.3)	(0.4)	(45.9)

Consolidated net sales	$607.4	$495.6	$1,704.9	$1,509.5

Pre-tax Income Reconciliation
Segment pre-tax income	$304.9	$253.0	$821.9	$775.1
Unallocated amounts:
Corporate items	(176.5)	(144.6)	(489.2)	(427.6)
Special charges (Note 4)	(3.0)	—	(60.5)	—
Intellectual property litigation (expense) income, net (Note 3)	(0.9)	(4.3)	741.0	68.3
Interest expense, net	(2.5)	(1.0)	(9.1)	(1.2)
Foreign currency	(1.4)	(3.3)	7.0	(3.7)

Consolidated pre-tax income	$120.6	$99.8	$1,011.1	$410.9

Enterprise-Wide Information

        Enterprise-wide information is based on actual foreign exchange rates used in the Company's consolidated condensed financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Net Sales by Geographic Area
United States	$296.3	$232.1	$760.7	$700.5
Europe	176.9	144.4	551.0	454.2
Japan	66.8	56.7	192.2	176.0
Rest of World	67.4	62.4	201.0	178.8

	$607.4	$495.6	$1,704.9	$1,509.5

Net Sales by Major Product and Service Area
Transcatheter Heart Valves	$267.2	$191.8	$676.1	$594.2
Surgical Heart Valve Therapy	203.4	172.0	620.0	523.8
Critical Care	136.8	131.8	408.8	391.5

	$607.4	$495.6	$1,704.9	$1,509.5

	September 30, 2014	December 31, 2013
	(in millions)
Long-lived Tangible Assets by Geographic Area
United States	$323.6	$308.2
Europe	40.3	40.9
Japan	9.4	10.8
Rest of World	93.9	97.1

	$467.2	$457.0

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

Overview

        We are the global leader in the science of heart valves and hemodynamic monitoring. Driven by a passion to help patients, we partner with clinicians to develop innovative technologies in the areas of structural heart disease and critical care monitoring, enabling them to save and enhance lives. We conduct operations worldwide and are managed in the following geographical regions: United States, Europe, Japan, and Rest of World. Our products are categorized into the following main areas: Transcatheter Heart Valves, Surgical Heart Valve Therapy, and Critical Care.

        Effective January 1, 2014, we changed our method of accounting for certain intellectual property litigation expenses related to the defense and enforcement of our issued patents. Under the new method of accounting, these legal costs are expensed in the period incurred; previously, these costs were capitalized and then amortized over the life of the related patent. The financial results below reflect the change in accounting principle. For further information, see Note 2 to the "Consolidated Condensed Financial Statements."

Financial Results

        The following is a summary of our financial performance (dollars in millions, except per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change		2014	2013	Change
Net sales	$607.4	$495.6	22.6%		$1,704.9	$1,509.5	12.9%
Gross profit as a percentage of net sales	72.3%	74.1%	(1.8	) pts.	72.7%	75.3%	(2.6	) pts.
Net income	$94.6	$76.8	23.2%		$701.9	$314.0	123.5%
Earnings per share
Basic	$0.89	$0.69	29.0%		$6.61	$2.79	136.9%
Diluted	$0.87	$0.68	27.9%		$6.49	$2.74	136.9%

        Our sales growth was driven by our Transcatheter Heart Valves, which, in Europe, benefited from the launch of the Edwards SAPIEN 3 transcatheter heart valve, and in the United States, which benefited from the launch of the Edwards SAPIEN XT transcatheter heart valve. Our gross profit margin was negatively impacted by foreign currency exchange rate fluctuations and higher manufacturing costs, primarily for our operations in Utah. Net income in the first nine months of 2014 and 2013 benefited from special items. In the second quarter of 2014, we received $750.0 million ($487.9 million, net of tax), from Medtronic, Inc. ("Medtronic") for an upfront payment due under a litigation settlement agreement, and in the first quarter of 2013, we received from Medtronic an $83.6 million ($52.3 million, net of tax) litigation award.

Healthcare Environment, Opportunities and Challenges

        The medical device industry is highly competitive and continues to evolve. Our success is measured both by the development of innovative products and the value we bring to our stakeholders. We are committed to developing new technologies and providing innovative patient care, and we are committed to defending our intellectual property. To strengthen our leadership and enable future growth opportunities, in the first nine months of 2014 we invested 15.4% of our net sales in research and development. In the coming year, we expect increased competition with our Transcatheter Heart Valves as our competitors introduce products in the United States and Europe.

New Accounting Standards

        For information on new accounting standards, see Note 1 to the "Consolidated Condensed Financial Statements."

Results of Operations

  Net Sales Trends
  (dollars in millions)

	Three Months Ended September 30,				Nine Months Ended September 30,
				Percent Change				Percent Change
	2014	2013	Change		2014	2013	Change
United States	$296.3	$232.1	$64.2	27.7%	$760.7	$700.5	$60.2	8.6%
International	311.1	263.5	47.6	18.1%	944.2	809.0	135.2	16.7%

Total net sales	$607.4	$495.6	$111.8	22.6%	$1,704.9	$1,509.5	$195.4	12.9%

        In the United States, the $64.2 million and $60.2 million increases in net sales for the three and nine months ended September 30, 2014, respectively, were due primarily to:

  •
  Transcatheter Heart Valves, which increased net sales by $57.2 million and $41.2 million, respectively, due primarily to (1) commercial sales of the Edwards SAPIEN XT transcatheter heart valve resulting from the product launch in June 2014, (2) an increase in clinical sales of the Edwards SAPIEN 3 transcatheter heart valve compared to the prior year, (3) royalties received under a license agreement with Medtronic (see Note 3 to the "Consolidated Condensed Financial Statements"), and (4) the reversal of the sales reserve for estimated Transcatheter Heart Valve product returns upon delivery of next-generation valves. The introduction of the next-generation valves is expected to be substantially completed in 2014. These increases were partially offset by decreased sales of the Edwards SAPIEN transcatheter heart valve as customers converted to Edwards SAPIEN XT, a reduction in net stocking orders as customers convert from direct sales to consignment, and decreased clinical sales of Edwards SAPIEN XT;

  •
  Critical Care, which increased net sales by $2.9 million and $10.5 million, respectively, due primarily to enhanced surgical recovery products; and

  •
  Surgical Heart Valves, which increased net sales by $4.0 million and $8.5 million, respectively, driven primarily by sales of pericardial aortic tissue valves and clinical sales of the EDWARDS INTUITY Elite valves.

        International net sales increased $47.6 million and $135.2 million for the three and nine months ended September 30, 2014, respectively, due primarily to:

  •
  Transcatheter Heart Valves, which increased net sales by $37.1 million and $103.8 million, respectively, driven primarily by the launch of the Edwards SAPIEN 3 transcatheter heart valve in Europe and the ongoing launch of the Edwards SAPIEN XT transcatheter heart valve in Japan, partially offset by lower sales of the Edwards SAPIEN XT transcatheter heart valve in Europe, as customers converted to Edwards SAPIEN 3;

  •
  Surgical Heart Valves, which increased net sales by $7.9 million and $20.6 million, respectively, driven primarily by sales of pericardial aortic tissue valves; and

  •
  Critical Care, which increased net sales by $3.0 million and $12.3 million, respectively, driven primarily by core hemodynamic products and enhanced surgical recovery products;

        partially offset by:

  •
  foreign currency exchange rate fluctuations, which decreased net sales for the three and nine months ended September 30, 2014 by $0.5 million and $1.9 million, respectively, due primarily to the weakening of various currencies against the United States dollar, mainly the Japanese yen, partially offset by the strengthening of the Euro against the United States dollar.

        The impact of foreign currency exchange rate fluctuations on net sales is not necessarily indicative of the impact on net income due to the corresponding effect of foreign currency exchange rate fluctuations on international manufacturing and operating costs and our hedging activities. For more information, see Item 3, "Quantitative and Qualitative Disclosures About Market Risk."

  Net Sales by Product Group
  (dollars in millions)

	Three Months Ended September 30,				Nine Months Ended September 30,
				Percent Change				Percent Change
	2014	2013	Change		2014	2013	Change
Transcatheter Heart Valves	$267.2	$172.0	$95.2	55.3%	$676.1	$523.8	$152.3	29.1%
Surgical Heart Valve Therapy	203.4	191.8	11.6	6.0%	620.0	594.2	25.8	4.3%
Critical Care	136.8	131.8	5.0	3.9%	408.8	391.5	17.3	4.4%

Total net sales	$607.4	$495.6	$111.8	22.6%	$1,704.9	$1,509.5	$195.4	12.9%

  Transcatheter Heart Valves

        The $95.2 million and $152.3 million increases in net sales of Transcatheter Heart Valves for the three and nine months ended September 30, 2014, respectively, were due primarily to:

  •
  the Edwards SAPIEN 3 transcatheter heart valve, driven primarily by the launch in Europe and clinical sales in the United States; and

  •
  the Edwards SAPIEN XT transcatheter heart valve, driven primarily by the launches in the United States and Japan;

        partially offset by:

  •
  the Edwards SAPIEN transcatheter heart valve, primarily in the United States, and the Edwards SAPIEN XT transcatheter heart valve in Europe, as customers converted to next-generation products.

        During the first quarter of 2014, we completed enrollment in the 500 patient cohort of The PARTNER II Trial studying the Edwards SAPIEN 3 transcatheter valve system in high risk and inoperable patients. In January 2014, we received United States Food and Drug Administration ("FDA") approval to expand The PARTNER II Trial to include a 1,000 patient single-arm, non-randomized cohort to study the Edwards SAPIEN 3 transcatheter valve system in the treatment of intermediate risk patients with severe symptomatic aortic stenosis. Enrollment was completed in September 2014. In January 2014, we also received CE Mark for the Edwards SAPIEN 3 transcatheter valve system in Europe. In June 2014, we received FDA approval for the Edwards SAPIEN XT transcatheter heart valve in the United States for the treatment of high-risk and inoperable patients with severe symptomatic aortic stenosis.

  Surgical Heart Valve Therapy

        The $11.6 million and $25.8 million increases in net sales of Surgical Heart Valve Therapy products for the three and nine months ended September 30, 2014, respectively, were due primarily to surgical heart valve products, which increased net sales by $11.6 million and $28.9 million, respectively, driven by sales in the United States and Europe of pericardial aortic tissue valves and EDWARDS INTUITY Elite valves.

        In April 2014, we received CE Mark for our advanced EDWARDS INTUITY Elite valve system. This next-generation, rapid deployment system facilitates smaller incisions in surgical aortic valve replacement procedures. In the United States, we continued enrolling patients in our TRANSFORM Trial for EDWARDS INTUITY Elite, and our COMMENCE clinical trial, which is studying our next-generation GLX advanced tissue platform applied to the Magna Ease aortic surgical valve and the Magna Mitral Ease valve.

  Critical Care

        The $5.0 million and $17.3 million increases in net sales of Critical Care products during the three and nine months ended September 30, 2014, respectively, were due primarily to enhanced surgical recovery products, and core hemodynamic products outside the United States, partially offset by foreign currency exchange rate fluctuations, which decreased net sales by $0.9 million and $5.4 million, respectively, due primarily to the weakening of the Japanese yen against the United States dollar.

        In June 2014, we received FDA clearance for the ClearSight system, a noninvasive monitor that provides clinicians access to blood volume and blood flow information for patients at moderate or high risk of post-surgical complications, in whom invasive monitoring would not be used. The ClearSight system is part of our enhanced surgical recovery product portfolio. In September 2014, due to a strategic shift of our investment initiatives, we decided to discontinue our automated glucose monitoring program.

  Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Gross profit as a percentage of net sales	72.3%	74.1%	(1.8) pts.	72.7%	75.3%	(2.6) pts.

        The percentage point decreases in gross profit for the three and nine months ended September 30, 2014 were driven primarily by:

  •
  a 1.6 percentage point and 1.3 percentage point decrease, respectively, due to the impact of foreign currency exchange rate fluctuations, including the settlement of foreign currency hedging contracts;

  •
  higher manufacturing costs, primarily for our operations in Utah; and

  •
  in the nine month period, the impact from the transcatheter heart valve sales return reserve in connection with our SAPIEN 3 and SAPIEN XT launches, and the related inventory write-off, primarily in the United States;

        partially offset by:

  •
  a 0.7 percentage point increase in the three month period due primarily to a more profitable product mix in the United States, primarily higher sales of transcatheter heart valves.

  Selling, General and Administrative ("SG&A") Expenses
  (dollars in millions)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change		2014	2013	Change
SG&A expenses	$222.2	$177.8	$44.4		$634.9	$546.8	$88.1
SG&A expenses as a percentage of net sales	36.6%	35.9%	0.7	pts.	37.2%	36.2%	1.0	pts.

        The increase in SG&A expenses for the three and nine months ended September 30, 2014 was due primarily to (1) higher sales and marketing expenses in the United States, Europe, and Japan, mainly to support the Transcatheter Heart Valve program, and (2) a larger accrual for incentive compensation.

  Research and Development Expenses
  (dollars in millions)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change		2014	2013	Change
Research and development expenses	$87.6	$84.1	$3.5		$262.5	$244.4	$18.1
Research and development expenses as a percentage of net sales	14.4%	17.0%	(2.6	) pts.	15.4%	16.2%	(0.8	) pts.

        The increase in research and development expenses for the three and nine months ended September 30, 2014 was due primarily to a larger accrual for incentive compensation, new aortic and mitral Transcatheter Heart Valve product development efforts, and, for the nine months ended September 30, 2014, additional investments in clinical studies in the Surgical Heart Valve program. The decrease in research and development expenses as a percentage of net sales was due primarily to lower costs for Transcatheter Heart Valve clinical studies, as a percentage of net sales, and the resulting increase to net sales as products were introduced.

  Intellectual Property Litigation Expense (Income), Net

        In May 2014, we entered into an agreement with Medtronic to settle all outstanding patent litigation between the companies, including all cases related to transcatheter heart valves. Pursuant to the agreement, we received an upfront payment from Medtronic in the amount of $750.0 million. For further information, see Note 3 to the "Consolidated Condensed Financial Statements."

        In February 2013, we received $83.6 million from Medtronic in satisfaction of the initial April 2010 jury award of damages for infringement of the United States Andersen transcatheter heart valve patent, including accrued interest.

        We incurred external legal costs related to intellectual property litigation of $0.9 million and $4.3 million for the three months ended September 30, 2014 and 2013, respectively, and $9.0 million and $15.3 million for the nine months ended September 30, 2014 and 2013, respectively.

  Special Charges

  Asset Write-down

        In September 2014, due to a strategic shift of our investment initiatives, we decided to refocus resources from our automated glucose monitoring program. As a result, we recorded a charge of $3.0 million to write down an intangible asset and fixed assets, and to record severance costs. In addition, we recorded a $2.0 million charge to "Cost of Sales," primarily related to the disposal of inventory and equipment held by customers.

  Charitable Foundation Contribution

        In June 2014, we contributed $50.0 million to the Edwards Lifesciences Foundation, a related-party not-for-profit organization intended to provide philanthropic support to health- and community-focused charitable organizations. The contribution was irrevocable and was recorded as an expense at the time of payment.

  Settlement

        In March 2014, we recorded a $7.5 million charge to settle past and future obligations related to one of our intellectual property agreements.

  Interest Expense, net
  (in millions)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Interest expense	$4.3	$1.9	$2.4	$13.3	$4.7	$8.6
Interest income	(1.8)	(0.9)	(0.9)	(4.2)	(3.5)	(0.7)

Interest expense, net	$2.5	$1.0	$1.5	$9.1	$1.2	$7.9

        The increase in interest expense for the three and nine months ended September 30, 2014 resulted primarily from higher average interest rates and a higher average debt balance as compared to the prior year period due to the issuance in October 2013 of $600.0 million of 2.875% fixed-rate unsecured senior notes.

  Other Expense, net
  (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Loss on investments in unconsolidated affiliates	$1.2	$0.7	$3.8	$0.7
Lease contract termination costs	1.0	—	1.0	—
Foreign exchange losses, net	0.2	0.3	1.3	1.5
Gain on sale of property	—	(0.3)	—	(0.3)
Insurance settlement gain	—	—	(3.7)	—
Other	0.1	(0.3)	0.2	(0.2)

Other expense, net	$2.5	$0.4	$2.6	$1.7

        The loss on investments in unconsolidated affiliates primarily represents our net share of gains and losses in investments accounted for under the equity method, and realized gains and losses on our available-for-sale and cost method investments. During the nine months ended September 30, 2014, we recorded an other-than-temporary impairment charge of $3.5 million related to one of our cost method investments.

        In September 2014, we committed to purchase our Draper, Utah facility for $17.0 million under a purchase option provided in the lease agreement. The payment will be due upon close of escrow, which is expected to be in December 2014. Under the terms of the lease agreement, we have accrued $1.0 million for certain lease contract termination costs.

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

  Provision for Income Taxes

        The provision for income taxes consists of provisions for federal, state and foreign income taxes. We operate in an international environment with significant operations in various locations outside the United States, which have statutory tax rates lower than the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates. Our effective income tax rates were 21.6% and 23.0% for the three months ended September 30, 2014 and 2013, respectively, and 30.6% and 23.6% for the nine months ended September 30, 2014 and 2013, respectively.

        The effective tax rate for the nine months ended September 30, 2014 included (1) $262.1 million of tax expense associated with a $750.0 million litigation settlement payment received from Medtronic in May 2014 (see Note 3 to the "Consolidated Condensed Financial Statements"), and (2) $6.2 million of tax benefits from the remeasurement of uncertain tax positions.

        The federal research credit expired on December 31, 2013 and had not been reinstated as of September 30, 2014. Therefore, the effective income tax rates for the three and nine months ended September 30, 2014 were calculated without an assumed benefit for the federal research credit. In 2013, the federal research credit related to 2013 favorably impacted the effective tax rate by approximately 1.3 percentage points. The effective income tax rate for the nine months ended September 30, 2013 included (1) an $8.4 million benefit for the full year 2012 federal research credit, which was reinstated on January 2, 2013, and (2) $31.3 million of tax expense associated with the $83.6 million litigation award received from Medtronic in February 2013 (see Note 3 to the "Consolidated Condensed Financial Statements").

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

        We believe that cash held in the United States, in addition to amounts available under credit facilities and cash from operations, are sufficient to fund our United States operating requirements. Cash and cash equivalents and short-term investments held outside the United States have historically been used to fund international operations and acquire businesses outside of the United States, although a portion of those amounts may from time to time be subject to temporary intercompany loans into the United States. As of September 30, 2014, cash and cash equivalents and short-term investments held outside the United States were $889.9 million. The majority of cash and cash equivalents and short-term investments held outside the United States relates to undistributed earnings of certain of our foreign subsidiaries which are considered by us to be indefinitely reinvested. Repatriations of cash and cash equivalents and short-term investments held outside the United States are subject to restrictions in certain jurisdictions and may be subject to withholding and other taxes. The potential tax liability related to any repatriation would be dependent on the facts and circumstances that exist at the time such repatriation is made and the complexities of the tax laws of the United States and the respective foreign jurisdictions.

        We have a Five-Year Credit Agreement ("Credit Agreement") which provides up to an aggregate of $750.0 million in borrowings in multiple currencies. We may increase the amount available under the Credit Agreement, subject to agreement of the lenders, by up to an additional $250.0 million in the aggregate. As of September 30, 2014, there were no borrowings outstanding under the Credit Agreement. In October 2013, we issued $600.0 million of 2.875% fixed-rate unsecured senior notes due October 15, 2018. As of September 30, 2014, the total carrying value of our long-term debt was $596.4 million.

        From time to time, we repurchase shares of our common stock under share repurchase programs authorized by the Board of Directors. We consider several factors in determining when to execute share repurchases, including, among other things, expected dilution from stock plans, cash capacity, and the market price of our common stock. In May 2013, the Board of Directors approved a $750.0 million stock repurchase program providing for repurchases of our common stock through December 31, 2016. In July 2014, the Board of Directors approved a new stock repurchase program providing for an additional $750.0 million of repurchases. During 2014, we repurchased a total of 4.4 million shares under these programs at an aggregate cost of $300.0 million, and as of September 30, 2014, had remaining authority to purchase $952.5 million of our common stock.

        At September 30, 2014, there had been no material changes in our significant contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 other than as follows: In September 2014, we committed to purchase our Draper, Utah facility for $17.0 million under a purchase option provided in the lease agreement. The payment will be due upon close of escrow, which is expected to be in December 2014.

        Net cash flows provided by operating activities of $929.1 million for the nine months ended September 30, 2014 increased $567.7 million over the same period last year due primarily to (1) the $750.0 million upfront payment received from Medtronic under a litigation settlement agreement, and (2) the $29.1 million impact from excess tax benefits from stock plans as compared to the prior year, primarily as a result of the prior year realization of excess tax benefits that had been previously unrealized due to credit carryforwards and net operating losses in the United States in 2011. These increases were partially offset by (1) tax payments of $170.9 million related to the Medtronic settlement, (2) the prior year receipt of $83.6 million from Medtronic in satisfaction of the initial April 2010 jury award of damages for infringement of the United States Andersen transcatheter heart valve patent, and (3) the $50.0 million charitable contribution to the Edwards Lifesciences Foundation.

        Net cash used in investing activities of $745.0 million for the nine months ended September 30, 2014 consisted primarily of net purchases of investments of $698.2 million and capital expenditures of $48.4 million.

        Net cash used in investing activities of $165.8 million for the nine months ended September 30, 2013 consisted primarily of capital expenditures of $88.9 million and net purchases of investments of $73.2 million.

        Net cash used in financing activities of $198.9 million for the nine months ended September 30, 2014 consisted primarily of purchases of treasury stock of $300.7 million, partially offset by proceeds from stock plans of $71.3 million, and the excess tax benefit from stock plans of $34.2 million (including the realization of previously unrealized excess tax benefits).

        Net cash used in financing activities of $45.6 million for the nine months ended September 30, 2013 consisted primarily of purchases of treasury stock of $496.9 million, partially offset by net proceeds from debt of $345.3 million, the excess tax benefit from stock plans of $63.3 million (including the realization of previously suspended excess tax benefits), and proceeds from stock plans of $36.9 million.

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

        As of September 30, 2014, we had $1,185.7 million of investments in time deposits and fixed interest rate securities designated as held-to-maturity, of which $74.7 million were long-term. The market value of these investments varies inversely with changes in current market interest rates. Our intent is to hold these investments to maturity so that they can be redeemed at their stated or face value. However, should we be forced to sell securities that have declined in market value prior to their maturity, we may suffer losses in principal. In addition, we had $17.3 million of investments in equity instruments of other companies and had recorded unrealized gains of $0.5 million on these investments in "Accumulated Other Comprehensive Loss," net of tax. Should these companies experience a decline in financial condition or fail to meet certain development milestones, the decline in the investments' value may be considered other-than-temporary and impairment charges may be necessary.

Item 4.    Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    Our management, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2014. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded as of September 30, 2014 that our disclosure controls and procedures are effective in providing reasonable assurance that the information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

        On May 14, 2013, the Board of Directors approved a stock repurchase program authorizing us to purchase on the open market, including pursuant to a Rule 10b5-1 plan, and in privately negotiated transactions up to $750.0 million of our common stock from time to time until December 31, 2016. On July 10, 2014, the Board of Directors approved a new stock repurchase program providing for an additional $750.0 million of repurchases of our common stock. We did not purchase any of our common stock during the third quarter of 2014 and, as of September 30, 2014, we had remaining authority to purchase $952.5 million of common stock.

Item 6.    Exhibits

        Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto and include the following:

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from Edwards Lifesciences' Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDWARDS LIFESCIENCES CORPORATION
(Registrant)
Date: October 31, 2014	By:	/s/ SCOTT B. ULLEM Scott B. Ullem Corporate Vice President, Chief Financial Officer (Principal Financial Officer)
Date: October 31, 2014	By:	/s/ ROBERT W.A. SELLERS Robert W.A. Sellers Vice President, Corporate Controller (Principal Accounting Officer)

EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

Exhibit No.	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial statements from Edwards Lifesciences' Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements