Form 10-K
period 2014-12-31
Edwards Lifesciences Corp
filed 2015-02-20
CIK 1099800

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

          The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2014 (the last trading day of the registrant's most recently completed second quarter): $9,013,877,277 based on a closing price of $85.84 of the registrant's common stock on the New York Stock Exchange. This calculation does not reflect a determination that persons are affiliates for any other purpose.

          The number of shares outstanding of the registrant's common stock, $1.00 par value, as of January 31, 2015, was 107,839,918.

Documents Incorporated by Reference

          Portions of the registrant's proxy statement for the 2015 Annual Meeting of Stockholders (to be filed within 120 days of December 31, 2014) are incorporated by reference into Part III, as indicated herein.

EDWARDS LIFESCIENCES CORPORATION
Form 10-K Annual Report—2014

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

Overview

        Edwards Lifesciences Corporation is focused on technologies that treat structural heart disease and critically ill patients. A pioneer in the development and commercialization of heart valve therapies, we are the world's leading manufacturer of heart valve systems and repair products used to replace or repair a patient's diseased or defective heart valve. We are also a global leader in hemodynamic monitoring systems used to measure a patient's cardiovascular function in the hospital setting.

        Cardiovascular disease is the number-one cause of death in the world, and is the top disease in terms of health care spending in nearly every country. Cardiovascular disease is progressive in that it tends to worsen over time and often affects an individual's entire circulatory system.

        Patients undergoing treatment for cardiovascular disease may be treated using a variety of our products and technologies. For example, an individual with a heart valve disorder may have a faulty valve. A clinician may elect to remove the valve and replace it with one of our bioprosthetic surgical tissue heart valves, surgically re-shape and repair the faulty valve with an Edwards Lifesciences annuloplasty ring, or deploy an Edwards Lifesciences transcatheter valve via a minimally invasive catheter-based system. Patients in the hospital setting, including high-risk patients in the operating room or intensive care unit, are candidates for having their cardiac function or fluid levels monitored by our Critical Care products.

Segment and Geographical Information

        We conduct operations worldwide and are managed in the following geographical regions: United States, Europe, Japan, and Rest of World. All regions sell products that are used to treat advanced cardiovascular disease. Additional segment and geographical information is incorporated herein by reference to Note 18 to the "Consolidated Financial Statements." See also the risk factor "Our business is subject to economic, political, and other risks associated with international sales and operations, including risks arising from currency exchange rate fluctuations" in Part I, Item 1A, "Risk Factors," for information regarding risks involving our international operations.

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

Edwards Lifesciences' Product and Technology Offerings

        The following discussion summarizes the main areas of products and technologies we offer to treat advanced cardiovascular disease. These are categorized into three main areas: Transcatheter Heart Valve Therapy, Surgical Heart Valve Therapy, and Critical Care. For more information on net sales from these three main areas, see "Net Sales by Product Group" under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        We are the global leader in heart valve therapy and the world's leading manufacturer of heart valves and repair products, which are used to replace or repair a patient's diseased or defective heart valve. We produce pericardial valves from biologically inert animal tissue sewn onto proprietary wireform stents.

Transcatheter Heart Valve Therapy

        We have leveraged the knowledge and experience from our Surgical Heart Valve Therapy portfolio to optimize transcatheter heart valve replacement technology, designed for the nonsurgical replacement of heart valves. The Edwards SAPIEN, Edwards SAPIEN XT, and Edwards SAPIEN 3 transcatheter aortic heart valves, and their respective delivery systems, are used to treat heart valve disease using catheter-based approaches for certain patients deemed at high risk for traditional open-heart surgery. Delivered while the heart is beating, these valves can enable patients to experience a better quality of life sooner than patients receiving traditional surgical therapies. We began offering our transcatheter heart valves to patients commercially in Europe in 2007, in the United States in 2011, and in Japan in 2013. As of December 31, 2014, our transcatheter aortic heart valves were available for sale in more than 65 countries. Supported by extensive customer training and service, and a growing body of compelling clinical evidence, our SAPIEN family of transcatheter aortic heart valves are the most widely prescribed transcatheter heart valves in the world.

        Sales of our transcatheter heart valves represented approximately 41%, 35%, and 29% of our net sales in 2014, 2013, and 2012, respectively.

Surgical Heart Valve Therapy

        The core of our surgical tissue heart valve product line is the Carpentier-Edwards PERIMOUNT pericardial valve, including the line of PERIMOUNT Magna Ease valves, the newest generation pericardial valves for aortic and mitral surgical replacement. With significant clinical data on durability and performance, PERIMOUNT valves are the most widely prescribed tissue heart valves in the world. In addition to its replacement valves, we pioneered and are the worldwide leader in heart valve repair therapies, including annuloplasty rings and systems. We have also developed the EDWARDS INTUITY Valve System, a minimally invasive aortic heart valve system designed to enable a faster procedure, shorter patient time on cardiopulmonary bypass and a smaller incision.

        Sales of our surgical tissue heart valve products represented approximately 31%, 34%, and 36% of our net sales in 2014, 2013, and 2012, respectively.

        Cardiac surgeons and their patients increasingly are seeking less invasive approaches to aortic or mitral valve surgery, which can offer a number of potential benefits, including smaller incisions, less blood loss, quicker recoveries, and less scarring. Edwards Lifesciences offers a variety of systems used to enable minimal incision valve surgery where surgeons perform intricate procedures through small incisions. We are also a global leader in protection cannulae, which are used during cardiac surgery.

Critical Care

        We are a world leader in hemodynamic monitoring systems used to measure a patient's heart function in surgical and intensive care settings. Hemodynamic monitoring enables a clinician to balance the oxygen supply and demand of a critically ill patient and plays an important role in enhancing surgical recovery by enabling appropriate tissue and organ perfusion, and ultimately patient outcomes and survival. Our hemodynamic monitoring technologies are used before, during, and after surgeries, such as open-heart, major vascular, major abdominal, neurological, and orthopedic surgical procedures, as well as for acutely ill patients with conditions such as sepsis, acute respiratory distress syndrome, and multi-organ failure.

        We manufacture products to help clinicians make more informed fluid management decisions for their patients, including the minimally invasive FloTrac continuous cardiac output monitoring system, and the non-invasive ClearSight hemodynamic monitor that provides real-time, beat-to-beat information. Our hemodynamic monitoring product line also includes the Swan-Ganz line of pulmonary artery catheters, the PreSep continuous venous oximetry catheter for measuring central venous oxygen saturation, and the VolumeView sensor-catheter set that measures a critically ill patient's volumetric hemodynamic parameters. Our EV1000 clinical monitoring platform displays a patient's physiologic status and integrates many of our sensors and catheters into one intuitive platform.

        We are also the global leader in disposable pressure monitoring devices and innovative closed blood sampling systems to help protect both patients and clinicians from the risk of infection.

        Sales of our core hemodynamic products represented approximately 15%, 17%, and 19% of our net sales in 2014, 2013, and 2012, respectively.

        We manufacture and sell a variety of peripheral vascular products used to treat endolumenal occlusive disease, including the Fogarty line of embolectomy catheters, which has been an industry standard for removing blood clots from peripheral blood vessels for more than 40 years.

Competition

        The medical device industry is highly competitive. We compete with many companies, including divisions of companies much larger than us and smaller companies that compete in specific product lines or certain geographies. Furthermore, new product development and technological change characterize the areas in which we compete. Our present or future products could be rendered obsolete or uneconomical as a result of technological advances by one or more of our present or future competitors or by other therapies, including drug therapies. We must continue to develop and commercialize new products and technologies to remain competitive in the cardiovascular medical device industry. We believe that we compete primarily on the basis of clinical superiority supported by extensive data, and innovative features that enhance patient benefit, product performance, and reliability. Customer and sales support, and cost-effectiveness are additional aspects of competition.

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

        We believe that we are a leading global competitor in each of our product lines. In Surgical and Transcatheter Heart Valve therapies, our primary competitors include Medtronic, Inc., St. Jude Medical, Inc., and Sorin Group. In Critical Care, we compete primarily with a variety of companies in specific product lines including ICU Medical, Inc., PULSION Medical Systems SE, a subsidiary of Getinge AB, and LiDCO Group PLC.

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

        Because of the diverse global needs of the population that we serve, our distribution system consists of a direct sales force as well as independent distributors. We are not dependent on any single customer and no single customer accounted for 10% or more of our net sales in 2014.

        Where we choose to market our products is also influenced by the existence of, or potential for, adequate reimbursement to hospitals by national healthcare systems. Sales personnel work closely with the customers who purchase our products, which primarily include physicians, nurses, and other clinical personnel, but can also include decision makers such as material managers, biomedical staff, hospital administrators, purchasing managers, and ministries of health. Also, for certain of our products and where appropriate, our sales force actively pursues approval of Edwards Lifesciences as a qualified supplier for hospital group purchasing organizations ("GPOs") that negotiate contracts with suppliers of medical products. Additionally, we have contracts with a number of United States national and regional buying groups.

        United States.    In the United States, we sell substantially all of our products through our direct sales force. In 2014, 45% of our reported sales were derived from sales to customers in the United States.

        International.    In 2014, 55% of our reported sales were derived internationally through our direct sales force and independent distributors. Of the total international sales, 58% were in Europe, 20% were in Japan, and 22% were in Rest of World. We sell our products in approximately 100 countries, and our major international markets include Australia, Brazil, Canada, France, Germany, Italy, Japan, the Netherlands, Spain, and the United Kingdom. A majority of the sales and marketing approach outside the United States is direct sales, although it varies depending on each country's size and state of development.

Raw Materials and Manufacturing

        We operate manufacturing facilities in various geographies around the world. Our Transcatheter Heart Valve Therapy and Surgical Heart Valve Therapy products are manufactured primarily in the United States (California and Utah), Switzerland, and Singapore. Critical Care products are manufactured primarily in our facilities located in Puerto Rico and the Dominican Republic.

        We use a diverse and broad range of raw and organic materials in the design, development, and manufacture of our products. Our non-implantable products are manufactured from man-made raw materials including resins, chemicals, electronics, and metals. Most of our Transcatheter Heart Valve Therapy and Surgical Heart Valve Therapy products are manufactured from natural tissues harvested from animal tissue, as well as man-made materials. We purchase certain materials and components used in manufacturing our products from external suppliers. In addition, we purchase certain supplies from single sources for reasons of quality assurance, sole source availability, cost effectiveness, or constraints resulting from regulatory requirements.

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

Quality Assurance

        We are committed to providing quality products that comply with United States Food and Drug Administration ("FDA") and other applicable regulations to our customers. To meet this commitment, we have implemented modern quality systems and concepts throughout the organization. The quality system starts with the initial product specification and continues through the design of the product, component specification processes, and the manufacturing, sales, and servicing of the product. The quality system is intended to design quality into products and utilizes continuous improvement concepts, including Lean/Six Sigma principles, throughout the product lifecycle.

        Our operations are inspected by the FDA and comply with all applicable international quality systems standards, including the International Organization for Standardization ("ISO") 13485. These standards require, among other items, quality system controls that are applied to product design, component material, suppliers, and manufacturing operations. These regulatory approvals and ISO certifications can be obtained only after a complete audit of a company's quality system has been conducted by regulatory or independent outside auditors. Periodic reexamination by an independent outside auditor is required to maintain these certifications.

Environmental, Health, and Safety

        We are committed to providing a safe and healthy workplace, promoting environmental excellence in our communities, and complying with all relevant regulations and medical device industry standards. Through our corporate and site level Environmental, Health, and Safety functions, we establish and monitor programs to reduce pollution, prevent injuries, and maintain compliance. In order to measure performance, we monitor and report on a number of metrics, including regulated and non-regulated waste disposal, energy usage, water consumption, air toxic emissions, and injuries from our production activities. Each of our manufacturing sites is evaluated regularly with respect to a broad range of Environmental, Health, and Safety criteria.

Research and Development

        We are engaged in ongoing research and development to deliver clinically advanced new products, to enhance the effectiveness, ease of use, safety and reliability of our current leading products, and to expand the applications of our products as appropriate. We focus on opportunities within specific areas of structural heart disease and critical care monitoring, and we are dedicated to developing novel technologies to better enable clinicians to treat patients.

        We invested $346.5 million in research and development in 2014, $323.0 million in 2013, and $291.3 million in 2012 (14.9%, 15.8%, and 15.3% of net sales, respectively). The majority of our research and development investment has been applied to strengthen our leadership position in transcatheter heart valve replacement technologies, surgical tissue heart valves, heart valve repair therapies, and hemodynamic monitoring products. We have also dedicated a sizable portion of our research and development investment to developing advanced technologies designed to address unmet clinical needs within the area of structural heart disease. A considerable portion of our research and development investment includes clinical trials and the collection of evidence that provide data for use in regulatory submissions, and post-market approval studies involving applications of our products.

        We are investing substantially in the development of transcatheter heart valve technologies designed to treat heart valve disease using catheter-based approaches. In the area of transcatheter aortic valve replacement ("TAVR"), we are developing a repositionable, self-expanding transcatheter heart valve system, the Edwards CENTERA transcatheter valve system, in addition to next-generation balloon-expandable valves. We are also making significant investments in the development of transcatheter heart valve technologies designed to treat mitral valve disease.

        Surgical Heart Valve Therapy development programs include the EDWARDS INTUITY Elite Valve System, a next-generation minimally invasive aortic heart valve system, and RESILIA, an advanced tissue platform designed to improve tissue valve durability and ease of use.

        In our Critical Care product line, we are pursuing the development of non-invasive and minimally invasive hemodynamic monitoring systems, including continuous hemodynamic monitoring, and other technologies that collect critical patient information to help clinicians make more informed treatment decisions for larger patient populations.

        Our research and development activities are conducted primarily in facilities located in the United States, Israel, and the Netherlands. Our experienced research and development staff is focused on product design and development, quality, clinical research, and regulatory compliance. To pursue primary research efforts, we have developed alliances with several leading research institutions and universities, and also work with leading clinicians around the world in conducting scientific studies on our existing and developing products.

Proprietary Technology

        Patents and other proprietary rights are important to the success of our business. We also rely upon trade secrets, know-how, continuing innovations, and licensing opportunities to develop and maintain our competitive position.

        We own more than 2,500 issued United States patents, pending United States patent applications, issued foreign patents, and pending foreign patent applications. We also have licensed various United States and foreign patents and patent applications that relate to aspects of the technology incorporated in certain of our products, including our heart valves and annuloplasty rings. We also own or have rights in United States and foreign patents and patent applications in the field of transcatheter heart valve repair and replacement. In addition, we own or have rights in United States and foreign patents and patent applications that cover catheters, systems and methods for hemodynamic monitoring, and vascular access products.

        We are a party to several license agreements with unrelated third parties pursuant to which we have obtained, for varying terms, the exclusive or non-exclusive rights to certain patents held by such third parties in consideration for cross-licensing rights and/or royalty payments. We have also licensed certain patent rights to others.

        We monitor the products of our competitors for possible infringement of our owned and licensed patents. Litigation has been necessary to enforce certain patent rights held by us, and we plan to continue to defend and prosecute our rights with respect to such patents.

        We own certain United States registered trademarks used in our business. Many of our trademarks have also been registered for use in certain foreign countries where registration is available and where we have determined it is commercially advantageous to do so.

Government Regulation and Other Matters

        Our products and facilities are subject to regulation by numerous government agencies, including the U.S. FDA, European Community Notified Bodies, and the Japanese Pharmaceuticals and Medical Devices Agency, to confirm compliance to the various laws and regulations governing the development, testing, manufacturing, labeling, marketing, and distribution of our products. We are also governed by federal, state, local, and international laws of general applicability, such as those regulating employee health and safety and the protection of the environment. Overall, the amount and scope of domestic and foreign laws and regulations applicable to our business is increasing.

        United States Regulation.    In the United States, the FDA has responsibility for regulating medical devices. The FDA regulates design, development, testing, clinical studies, manufacturing, labeling, promotion, and record keeping for medical devices, and reporting of adverse events, recalls, or other field actions by manufacturers and users to identify potential problems with marketed medical devices. Many of the devices that we develop and market are in a category for which the FDA has implemented stringent clinical investigation and pre-market clearance or approval requirements. The process of obtaining FDA clearance or approval to market a product is resource intensive, lengthy, and costly. FDA review may involve substantial delays that adversely affect the marketing and sale of our products. A number of our products are pending regulatory clearance or approval to begin commercial sales in various markets. Ultimately, the FDA may not authorize the commercial release of a medical device if it determines the device is not safe and effective or does not meet other standards for clearance. Additionally, even if a product is cleared or approved, the FDA may require testing and surveillance programs to monitor the effects of these products once commercialized.

        The FDA has the authority to halt the distribution of certain medical devices, detain or seize adulterated or misbranded medical devices, order the repair, replacement, or refund of the costs of such devices, or preclude the importation of devices that are or appear violative. The FDA also conducts inspections to determine compliance with the quality system regulations concerning the manufacturing and design of devices and current medical device reporting regulations, recall regulations, clinical testing regulations, and other requirements. The FDA may withdraw product clearances or approvals due to failure to comply with regulatory standards, or the occurrence of unforeseen problems following initial approval, and require notification of health professionals and others with regard to medical devices that present unreasonable risks of substantial harm to the public health. Additionally, the failure to comply with FDA or comparable regulatory standards or the discovery of previously unknown product problems could result in fines, delays, or suspensions of regulatory clearances or approvals, seizures, injunctions, recalls, refunds, civil money penalties, or criminal prosecution. Our compliance with applicable regulatory requirements is subject to continual review. Moreover, the FDA and several other United States agencies administer controls over the export of medical devices from the United States and the import of devices into the United States, which could also subject us to sanctions for noncompliance.

        In May 2013, we received a warning letter from the Denver District Office of the FDA resulting from an inspection of our facility in Draper, Utah. The warning letter relates specifically to the execution of our quality systems at the Utah facility, including design and process validation, corrective and preventive actions, finished device acceptance, and packaging, and indicated that we would not receive pre-market approvals for devices reasonably related to those issues until the issues are resolved. Our Utah facility manufactures devices such as cannulae and cardioplegia catheters, heart valve repair rings, and transcatheter heart valve delivery system components and accessories. We are actively implementing the necessary actions to resolve these issues identified in the letter. In June 2014, we were granted a variance from the FDA through June 15, 2015 for the SAPIEN XT delivery systems and components that are manufactured at the Draper facility. Under the variance, we are complying with an agreed upon action plan for the SAPIEN XT delivery system that verifies the safety and effectiveness of its intended use.

        We are also subject to additional laws and regulations that govern our business operations, products, and technologies, including:

  •
  federal, state, and foreign anti-kickback laws and regulations, which generally prohibit payments to physicians or other purchasers of medical products as an inducement to purchase a product;

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

  •
  the Physician Payments Sunshine Act, which requires public disclosure of the financial relationships of United States physicians and teaching hospitals with applicable manufacturers, including medical device, pharmaceutical, and biologics companies;

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

        Failure to comply with these laws and regulations could result in criminal liability, significant fines or penalties, negative publicity, and substantial costs and expenses associated with investigation and enforcement activities. To assist in our compliance efforts, we adhere to many codes of ethics and conduct regarding our sales and marketing activities in the United States and other countries in which we operate. In addition, we have in place a dedicated team to improve our internal business compliance programs and policies.

        International Regulation.    Internationally, the regulation of medical devices is complex. In Europe, our products are subject to extensive regulatory requirements. The regulatory regime in the European Union for medical devices became mandatory in June 1998. It requires that medical devices may only be placed on the market if they do not compromise safety and health when properly installed, maintained, and used in accordance with their intended purpose. National laws conforming to the European Union's legislation regulate our products under the medical devices regulatory system. Although the more variable national requirements under which medical devices were formerly regulated have been substantially replaced by the European Union Medical Devices Directive, individual nations can still impose unique requirements that may require supplemental submissions. The European Union medical device laws require manufacturers to declare that their products conform to the essential regulatory requirements after which the products may be placed on the market bearing the CE Mark. Manufacturers' quality systems for products in all but the lowest risk classification are also subject to certification and audit by an independent notified body. In Europe, particular emphasis is being placed on more sophisticated and faster procedures for the reporting of adverse events to the competent authorities.

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

        Health Care Initiatives.    Government and private sector initiatives to limit the growth of health care costs, including price regulation and competitive pricing, coverage and payment policies, comparative effectiveness reviews, technology assessments, and managed-care arrangements, are continuing in many countries where we do business, including the United States, Europe, and Japan. As a result of these changes, the marketplace has placed increased emphasis on the delivery of more cost-effective medical therapies. For example, government programs, private health care insurance, and managed-care plans have attempted to control costs by restricting coverage and limiting the level of reimbursement for procedures or treatments, and some third-party payors require their pre-approval before new or innovative devices or therapies are utilized by patients. These various initiatives have created increased price sensitivity over medical products generally and may impact demand for our products and technologies.

        The delivery of our products is subject to regulation by the Department of Health and Human Services ("HHS") in the United States and comparable state and foreign agencies responsible for reimbursement and regulation of health care items and services. Foreign governments also impose regulations in connection with their health care reimbursement programs and the delivery of health care items and services. Reimbursement schedules regulate the amount the United States government will reimburse hospitals and doctors for the inpatient care of persons covered by Medicare. HHS' Centers for Medicare & Medicaid Services ("CMS") may also review whether and/or under what circumstances a procedure or technology is reimbursable for Medicare beneficiaries. Several legislative proposals in the United States have been advanced that would restrict future funding increases for government-funded programs, including Medicare and Medicaid. Changes in current reimbursement levels could have an adverse effect on market demand and our pricing flexibility.

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

        Health Care Reform.    In 2010, significant reforms to the health care system were adopted as law in the United States. The law includes provisions that, among other things, reduce or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions), and impose increased taxes. Specifically, the law requires the medical device industry to subsidize health care reform in the form of a 2.3% excise tax on United States sales of most medical devices. The excise tax increased our operating expenses. Because other parts of the 2010 health care law remain subject to continued implementation, the long-term impact on us is uncertain. This law or any future legislation could reduce medical procedure volumes, lower reimbursement for our products, and impact the demand for our products or the prices at which we sell our products.

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

Employees

        As of December 31, 2014, we had approximately 9,100 employees worldwide, the majority of whom were located in the United States, the Dominican Republic, Singapore, and Puerto Rico. Other major concentrations of employees are located in Europe and Japan. We emphasize competitive compensation, benefits, equity participation, and a positive and attractive work environment in our efforts to attract and retain qualified personnel, and employ a rigorous talent management system. None of our North American employees are represented by a labor union. In various countries outside of North America, we interact with trade unions and work councils that represent a limited number of employees.

Item 1A.    Risk Factors

        Our business and assets are subject to varying degrees of risk and uncertainty. An investor should carefully consider the risks described below, as well as other information contained in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission. Additional risks not presently known to us or that we currently deem immaterial may also adversely affect our business. If any of these events or circumstances occurs, our business, financial condition, results of operations, or prospects could be materially harmed. In that case, the value of our securities could decline and an investor could lose part or all of his or her investment. In addition, forward-looking statements within the meaning of the federal securities laws that are contained in this Annual Report on Form 10-K or in our other filings or statements may be subject to the risks described below as well as other risks and uncertainties. Please read the cautionary notice regarding forward-looking statements in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," below.

If we do not introduce new products in a timely manner, our products may become obsolete and our operating results may suffer.

        The cardiovascular products industry is characterized by technological changes, frequent new product introductions, and evolving industry standards. Without the timely introduction of new and improved products, our products could become technologically obsolete or more susceptible to competition and our revenue and operating results would suffer. Even if we are able to develop new or improved products, our ability to market them could be limited by the need for regulatory clearance, restrictions imposed on approved indications, entrenched patterns of clinical practice, uncertainty over third-party reimbursement, or other factors. We devote significant financial and other resources to our research and development activities; however, the research and development process is prolonged and entails considerable uncertainty. Accordingly, products we are currently developing may not complete the development process or obtain the regulatory or other approvals required to market such products in a timely manner or at all.

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

        Our business exposes us to potential product liability risks that are inherent in the design, manufacture, and marketing of medical devices. Our products are often used in surgical and intensive care settings with seriously ill patients. In addition, many of the medical devices we manufacture and sell are designed to be implanted in the human body for long periods of time. Component failures, manufacturing flaws, design defects, or inadequate disclosure of product-related risks or product-related information could result in an unsafe condition or injury to, or death of, patients. Such a problem could result in product liability lawsuits and claims, safety alerts, or product recalls in the future, which, regardless of their ultimate outcome, could have a material adverse effect on our business, reputation, and ability to attract and retain customers. Product liability claims may be brought from time to time either by individuals or by groups seeking to represent a class. We may incur charges related to such matters in excess of any established reserves and such charges, including the establishment of any such reserves, could have a material adverse impact on our net income and net cash flows.

We may experience supply interruptions that could harm our ability to manufacture products.

        We use a broad range of raw and organic materials and other items in the design and manufacture of our products. Our Surgical and Transcatheter Heart Valve Therapy products are manufactured from treated natural animal tissue and man-made materials. Our non-implantable products are manufactured from man-made raw materials including resins, chemicals, electronics, and metals. We purchase certain of the materials and components used in the manufacture of our products from external suppliers, and we purchase certain supplies from single sources for reasons of quality assurance, cost-effectiveness, availability, or constraints resulting from regulatory requirements. General economic conditions could adversely affect the financial viability of our suppliers, resulting in their inability to provide materials and components used in the manufacture of our products. While we work closely with suppliers to monitor their financial viability, assure continuity of supply, and maintain high quality and reliability, these efforts may not be successful. In addition, due to the rigorous regulations and requirements of the FDA and foreign regulatory authorities regarding the manufacture of our products (including the need for approval of any change in supply arrangements), we may have difficulty establishing additional or replacement sources on a timely basis or at all if the need arises. Although alternative supplier options are considered and identified, we typically do not pursue regulatory qualification of alternative sources due to the strength of our existing supplier relationships and the time and expense associated with the regulatory validation process. A change in suppliers could require significant effort or investment in circumstances where the items supplied are integral to product performance or incorporate unique technology, and the loss of any existing supply contract could have a material adverse effect on us.

        Regulatory agencies in the United States or other international geographies from time to time have limited or banned the use of certain materials used in the manufacture of our products. In these circumstances, transition periods typically provide time to arrange for alternative materials. In addition, the SEC enacted disclosure rules regarding products that may contain certain minerals that originate from conflict areas in and around the Democratic Republic of Congo. If our suppliers cannot verify that their components do not originate from these conflict areas, we may need to source components from alternative suppliers. If we are unable to identify alternative materials or suppliers and secure approval for their use in a timely manner, our business could be harmed.

        Some of our suppliers are located outside the United States. As a result, trade or regulatory embargoes imposed by foreign countries or the United States could result in delays or shortages that could harm our business.

The manufacture of many of our products is highly complex and subject to strict quality controls. If we or one of our suppliers encounters manufacturing or quality problems, including as a result of natural disasters, our business could suffer.

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

        In addition, our manufacturing facilities in California, Utah, the Dominican Republic, and Puerto Rico could be materially damaged by earthquakes, hurricanes, and other natural disasters or catastrophic circumstances. While we believe that our exposure to significant losses from a catastrophic disaster could be partially mitigated by our ability to manufacture some of our products at our other manufacturing facilities, the losses could have a material adverse effect on our business for an indeterminate period of time before this manufacturing transition is complete and operates without significant disruption.

We may be required, from time to time, to recognize charges in connection with the write-down of our asset or business dispositions, or for other reasons.

        From time to time, we identify businesses and products that are not performing at a level commensurate with the rest of our business. We may seek to dispose of these underperforming businesses or products. We may also seek to dispose of other businesses or products for strategic or other business reasons. If we cannot dispose of a business or product on acceptable terms, we may voluntarily cease operations related to that business or product. Any of these events could result in charges, which could be substantial and which could adversely affect our results of operations.

We may not successfully identify and complete acquisitions or strategic alliances on favorable terms or achieve anticipated synergies relating to any acquisitions or alliances, and such acquisitions could result in unforeseen operating difficulties and expenditures, require significant management resources, and require significant charges or write-downs.

        We regularly explore potential acquisitions of complementary businesses, technologies, services, or products, as well as potential strategic alliances. We may be unable to find suitable acquisition candidates or appropriate partners with which to form alliances. Even if we identify appropriate acquisition or alliance candidates, we may be unable to complete the acquisitions or alliances on favorable terms, if at all. In addition, the process of integrating an acquired business, technology, service, or product into our existing operations could result in unforeseen difficulties and expenditures. Integration of an acquired company often requires significant expenditures as well as significant management resources that otherwise would be available for ongoing development of our other businesses. Moreover, we may not realize the anticipated financial or other benefits of an acquisition or alliance.

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

        Future acquisitions could also involve the issuance of equity securities, the incurrence of debt, contingent liabilities, or amortization of expenses related to other intangible assets, any of which could adversely impact our financial condition or results of operations. In addition, equity or debt financing required for such acquisitions may not be available.

General economic and political conditions could have a material adverse effect on our business.

        External factors can affect our profitability and financial condition. Such external factors include general domestic and global economic conditions, such as interest rates, tax rates, and factors affecting global economic stability, and the political environment regarding health care in general. The strength and timing of the current economic recovery remains uncertain, and we cannot predict to what extent the global economic conditions may negatively impact our business. For example, negative conditions in the credit and capital markets could impair our ability to access the financial markets for working capital or other funds, and could negatively impact our ability to borrow. An increase in interest rates could result in an increase in our borrowing costs and could otherwise restrict our ability to access the capital markets. Such conditions could result in decreased liquidity and impairments in the carrying value of our investments, and could adversely affect our results of operations and financial condition. These and other conditions could also adversely affect our customers, and may impact their ability or decision to purchase our products or make payments on a timely basis.

        In 2010, significant reforms to the health care system were adopted as law in the United States. The law includes provisions that, among other things, reduce or limit Medicare reimbursement, require all individuals to have health insurance (with limited exceptions) and impose increased taxes. Specifically, the law requires the medical device industry to subsidize health care reform in the form of a 2.3% excise tax on United States sales of most medical devices. The excise tax increased our operating expenses. Because other parts of the 2010 health care law remain subject to continued implementation, the long-term impact on us is uncertain. This law or any future legislation, including deficit reduction legislation, could adversely affect our results of operations, financial condition, and prospects if they were to impact the demand for our products or pricing, or result in cuts to, or a restructuring of, entitlement programs such as Medicare and Medicaid.

Our business is subject to economic, political, and other risks associated with international sales and operations, including risks arising from currency exchange rate fluctuations.

        Because we sell our products in a number of countries, our business is subject to the risks of doing business internationally, including risks associated with anti-corruption and anti-bribery laws. Our net sales originating outside the United States, as a percentage of total net sales, were 55% in 2014. We anticipate that sales from international operations will continue to represent a substantial portion of our total sales. In addition, many of our manufacturing facilities and suppliers are located outside of the United States. Accordingly, our future results could be harmed by a variety of factors, including:

  •
  changes in local medical reimbursement policies and programs;

  •
  changes in foreign regulatory requirements;

  •
  changes in a specific country's or region's political or economic conditions, such as the current financial uncertainties in Europe and changing circumstances in emerging regions, that may reduce the number of procedures that use our products;

  •
  trade protection measures, quotas, embargoes, import or export licensing requirements, and duties, tariffs, or surcharges;

  •
  potentially negative impact of tax laws, including transfer pricing liabilities and tax costs associated with the repatriation of cash;

  •
  difficulty in staffing and managing global operations;

  •
  cultural, exchange rate, or other local factors affecting financial terms with customers;

  •
  local economic and financial conditions, including sovereign defaults and decline in sovereign credit ratings, affecting the collectability of receivables, including receivables from sovereign entities;

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

        The United States Foreign Corrupt Practices Act, the United Kingdom Bribery Act, and similar laws in other jurisdictions contain prohibitions against bribery and other illegal payments, and make it an offense to fail to have procedures in place that prevent such payments. Recent years have seen an increasing number of investigations and other enforcement activities under these laws. Although we have compliance programs in place with respect to these laws, which may be used as a defense to prove we had adequate procedures, no assurance can be given that a violation will not be found, and if found, the resulting penalties could adversely affect us and our business.

The stock market can be volatile and fluctuations in our quarterly sales and operating results as well as other factors could cause our financial guidance to vary from actual results and our stock price to decline.

        From time to time, the stock market experiences extreme price and volume fluctuations. This volatility can have a significant effect on the market prices of securities for reasons unrelated to underlying performance. These broad market fluctuations may materially adversely affect our stock price, regardless of our operating results. In addition, the market price of our common stock could fluctuate substantially in response to any of the other risk factors set out above and below, as well as a number of other factors, including the performance of comparable companies or the medical device industry, or changes in financial estimates and recommendations of securities analysts.

        Our sales and operating results may vary significantly from quarter to quarter. A high proportion of our costs are fixed, due in part to significant selling, research and development, and manufacturing costs. Thus, small declines in revenue could disproportionately affect our operating results in a quarter, and the price of our common stock could fall. Other factors that could affect our quarterly sales and operating results include:

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

We face intense competition, and if we do not compete effectively, our business will be harmed.

        The cardiovascular medical device industry is highly competitive. We compete with many companies, some of which have longer operating histories, better brand or name recognition, and broader product offerings. Our customers consider many factors when selecting a product, including product reliability, breadth of product line, clinical outcomes, product availability, price, availability and rate of reimbursement, and services provided by the manufacturer. In addition, our ability to compete will depend in large part on our ability to develop and acquire new products and technologies, anticipate technology advances, and keep pace with other developers of cardiovascular therapies and technologies. Our sales, technical, and other key personnel play an integral role in the development, marketing, and selling of new and existing products. If we are unable to recruit, hire, develop, and retain a talented, competitive workforce, our ability to compete may be adversely affected. Our competitive position can also be adversely affected by product problems, physician advisories and safety alerts, reflecting the importance of quality in the medical device industry. Our position can shift as a result of any of these factors. See "Competition" under "Business" included herein.

Consolidation in the health care industry could have an adverse effect on our sales and results of operations.

        The health care industry has been consolidating, and organizations such as GPOs, independent delivery networks, and large single accounts, such as the United States Veterans Administration, continue to consolidate purchasing decisions for many of our health care provider customers. As a result, transactions with customers are larger, more complex, and tend to involve more long-term contracts. The purchasing power of these larger customers has increased, and may continue to increase, causing downward pressure on product pricing. If we are not one of the providers selected by one of these organizations, we may be precluded from making sales to its members or participants. Even if we are one of the selected providers, we may be at a disadvantage relative to other selected providers that are able to offer volume discounts based on purchases of a broader range of medical equipment and supplies. Further, we may be required to commit to pricing that has a material adverse effect on our revenues, profit margins, business, financial condition, and results of operations. We expect that market demand, governmental regulation, third-party reimbursement policies, and societal pressures will continue to change the worldwide health care industry, resulting in further business consolidations and alliances, which may exert further downward pressure on the prices of our products and could adversely impact our business, financial condition, and results of operations.

Our inability to protect our intellectual property or other sensitive company information could have a material adverse effect on our business.

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

        We also rely on confidentiality agreements with certain employees, consultants, and other third parties to protect, in part, trade secrets and other proprietary information. These agreements could be breached, and we may not have adequate remedies for such a breach. In addition, others could independently develop substantially equivalent proprietary information or gain access to our trade secrets or proprietary information.

        Our intellectual property, other proprietary technology, and other sensitive company information is potentially vulnerable to loss, damage, or misappropriation from system malfunction, computer viruses, unauthorized access to our data, or misappropriation or misuse of it by those with permitted access, and other events. While we have invested to protect our intellectual property and other information, and continue to work diligently in this area, there can be no assurance that our precautionary measures will prevent breakdowns, breaches, cyber-attacks, or other events. Such events could have a material adverse effect on our reputation, financial condition, or results of operations.

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

        The medical devices we manufacture and market are subject to rigorous regulation by the FDA and numerous other federal, state, and foreign governmental authorities, including regulations that cover the composition, labeling, testing, clinical study, design, sourcing, manufacturing, packaging, marketing, advertising, promotion, and distribution of our products.

        We are required to register with the FDA as a device manufacturer. As a result, we are subject to periodic inspection by the FDA for compliance with the FDA's Quality System Regulation ("QSR") requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, design, quality control, and documentation procedures. The FDA may also inspect our compliance with requirements related to adverse event reporting, recalls or corrections (field actions), the conduct of clinical studies, and other requirements. In the European Union, we are required to maintain certain CE Mark and ISO certifications in order to sell our products, and are subject to periodic inspections by notified bodies to obtain and maintain these certifications. If we or our suppliers fail to adhere to QSR, CE Mark, ISO, or similar requirements, this could delay or interrupt product production or sales and/or lead to fines, difficulties in obtaining regulatory clearances, recalls, or other consequences, which in turn could have a material adverse effect on our financial condition and results of operations or prospects.

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

        Regulatory agencies in the United States or other international geographies from time to time limit or ban the use of certain materials used in the manufacture of our products, require collection and disposal of products at the end of their lifecycle, and require disclosure of the origin of certain raw materials in our products. Noncompliance with applicable requirements could have a material adverse effect on our business.

        The United States Physician Payment Sunshine Act, and similar laws in other jurisdictions, also impose reporting and disclosure requirements on device, pharmaceutical, and biologics companies for certain financial relationships with United States health care providers and teaching hospitals. Failure to submit required information or submitting incorrect information may result in significant civil monetary penalties.

        We are also subject to various United States and international laws pertaining to health care pricing, anti-corruption, and fraud and abuse, including prohibitions on kickbacks and the submission of false claims laws and restrictions on relationships with physicians and other referral sources. These laws are broad in scope and are subject to evolving interpretation, which could require us to incur substantial costs to monitor compliance or to alter our practices if we are found not to be in compliance. Violations of these laws may be punishable by criminal or civil sanctions against us and our officers and employees, including substantial fines, imprisonment, and exclusion from participation in governmental health care programs.

        Despite our implementation of robust compliance processes, we may be subject, from time to time, to inspections, investigations, and other enforcement actions by governmental authorities. If we are found not to be in compliance with applicable laws or regulations, the applicable governmental authority can impose fines, delay, suspend, or revoke regulatory clearances or approvals, institute proceedings to detain or seize our products, issue a recall, impose marketing or operating restrictions, enjoin future violations and assess civil penalties against us or our officers or employees, and institute criminal prosecution. Moreover, governmental authorities can ban or request the recall, repair, replacement, or refund of the cost of any device or product we manufacture or distribute. Any of the foregoing actions could result in decreased sales as a result of negative publicity and product liability claims, and could have a material adverse effect on our financial condition, results of operations, and prospects. In addition to the sanctions for noncompliance described above, commencement of an enforcement proceeding, inspection, or investigation could divert substantial management attention from the operation of our business and have an adverse effect on our business, results of operations, and financial condition.

Our industry is experiencing greater scrutiny and regulation by governmental authorities, which may lead to greater governmental regulation in the future.

        In recent years, the medical device industry has been subject to increased regulatory scrutiny, including by the FDA, numerous other federal, state, and foreign governmental authorities, as well as members of Congress. This has included increased regulation, enforcement, inspections, and governmental investigations of the medical device industry and disclosure of financial relationships with health care professionals. We anticipate that the government will continue to scrutinize our industry closely, and that additional regulation by governmental authorities, both foreign and domestic, may increase compliance costs, exposure to litigation, and other adverse effects to our operations.

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

        We sell our products and technologies to hospitals, doctors, and other health care providers, all of which receive reimbursement for the health care services provided to patients from third-party payors, such as government programs (both domestic and international), private insurance plans, and managed care programs. The ability of customers to obtain appropriate reimbursement for their products from private and governmental third-party payors is critical to the success of medical technology companies. The availability of reimbursement affects which products customers purchase and the prices they are willing to pay. Reimbursement varies from country to country and can significantly impact acceptance of new products.

        Third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for medical products and services. There can be no assurance that levels of reimbursement, if any, will not be decreased in the future, or that future legislation, regulation, or reimbursement policies of third-party payors will not otherwise adversely affect the demand for and price levels of our products. The introduction of cost containment incentives, combined with closer scrutiny of health care expenditures by both private health insurers and employers, has resulted in increased discounts and contractual adjustments to hospital charges for services performed. Hospitals or physicians may respond to such cost-containment pressures by substituting lower cost products or other therapies. In addition, the 2010 United States health care law could adversely affect reimbursement levels for our products, or otherwise adversely affect our product pricing and profitability.

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

        Our operations are subject to environmental, health, and safety laws, and regulations concerning, among other things, the generation, handling, transportation and disposal of hazardous substances or wastes, the cleanup of hazardous substance releases, and emissions or discharges into the air or water. We have incurred and may incur expenditures in the future in connection with environmental, health and safety laws, and regulations. New laws and regulations, violations of these laws or regulations, stricter enforcement of existing requirements, or the discovery of previously unknown contamination could require us to incur costs or could become the basis for new or increased liabilities that could be material.

The success of many of our products depends upon strong relationships with certain key physicians.

        The development, marketing, and sale of many of our products requires us to maintain working relationships with physicians upon whom we rely to provide considerable knowledge and experience. These physicians may assist us as researchers, marketing consultants, product trainers and consultants, inventors, and as public speakers. If new laws, regulations, or other developments limit our ability to maintain strong relationships with these professionals or to continue to receive their advice and input, the development and marketing of our products could suffer, which could have a material adverse effect on our business, financial condition, and results of operations.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        The locations and uses of our major properties are as follows:

North America
Irvine, California	(1)	Corporate Headquarters, Research and Development, Regulatory and Clinical Affairs, Manufacturing
Irvine, California	(2)	Administration
Draper, Utah	(1)	Administration, Research and Development, Manufacturing
Haina, Dominican Republic	(2)	Manufacturing
Añasco, Puerto Rico	(2)	Manufacturing
Europe
Horw, Switzerland	(2)	Manufacturing, Administration
Nyon, Switzerland	(1)	Administration, Marketing
Asia
Tokyo, Japan	(2)	Administration, Marketing, Distribution
Singapore	(1),(2)	Manufacturing, Marketing, Distribution, Administration

(1)
Owned property.

(2)
Leased property.

        The Irvine, California property has one lease that expires in 2016 and one that expires in 2021; the Dominican Republic property leases expire in 2019; the Puerto Rico property has one lease that expires in 2016 and one that expires in 2018; the Horw, Switzerland lease expires in 2016; the Tokyo, Japan lease expires in 2015; and Singapore has one land lease that expires in 2036 and one that expires in 2041. We believe our properties have been well maintained, are in good operating condition, and are adequate for current needs.

Item 3.    Legal Proceedings

        For a description of our material pending legal proceedings, please see Note 17 to the "Consolidated Financial Statements" of this Annual Report on Form 10-K, which is incorporated by reference.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price

        The principal market for our common stock is the New York Stock Exchange (the "NYSE"). The table below sets forth, for the calendar quarters indicated, the high and low closing prices of our common stock as reported by the NYSE.

	2014		2013
	High	Low	High	Low
Calendar Quarter Ended:
March 31	$75.62	$63.04	$94.98	$78.10
June 30	88.19	72.79	86.11	62.34
September 30	104.69	84.05	73.73	65.03
December 31	134.29	97.07	78.89	60.62

Number of Stockholders

        On February 10, 2015, there were 15,961 stockholders of record of our common stock.

Dividends

        We have never paid any cash dividends on our capital stock and have no current plans to pay any cash dividends. Our current policy is to retain any future earnings for use in our business.

Issuer Purchases of Equity Securities

        On May 14, 2013, the Board of Directors approved a stock repurchase program authorizing us to purchase on the open market, including pursuant to a Rule 10b5-1 plan, and in privately negotiated transactions up to $750.0 million of our common stock from time to time until December 31, 2016. On July 10, 2014, the Board of Directors approved a new stock repurchase program providing for an additional $750.0 million of repurchases of our common stock. We did not purchase any of our common stock during the fourth quarter of 2014 and, as of December 31, 2014, we had remaining authority to purchase $952.5 million of common stock.

Performance Graph

        The following graph compares the performance of our common stock with that of the S&P 500 Index and the S&P 500 Healthcare Equipment Index. The cumulative total return listed below assumes an initial investment of $100 on December 31, 2009 and reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Total Cumulative Return	2010	2011	2012	2013	2014
Edwards Lifesciences	$186.16	$162.81	$207.65	$151.43	$293.33
S&P 500	115.06	117.49	136.30	180.44	205.14
S&P 500 Healthcare Equipment Index	96.84	102.07	120.66	153.85	194.33

Item 6.    Selected Financial Data

        The financial data for the prior years presented in the table below have been restated to reflect our change in accounting principle. For further information, see Note 3 to the "Consolidated Financial Statements."

		As of or for the Years Ended December 31,
		2014	2013	2012	2011	2010
		(in millions, except per share data)
OPERATING RESULTS	Net sales	$2,322.9	$2,045.5	$1,899.6	$1,678.6	$1,447.0
	Gross profit	1,697.3	1,528.9	1,408.6	1,189.2	1,039.5
	Net income(a)	811.1	389.1	291.5	236.6	216.2
BALANCE SHEET DATA	Total assets	$3,524.3	$2,709.9	$2,209.3	$1,970.0	$1,756.8
	Long-term debt(b)	598.1	593.1	189.3	150.4	—
COMMON STOCK INFORMATION	Net income per common share(a):
	Basic	$7.62	$3.48	$2.54	$2.06	$1.90
	Diluted	7.48	3.42	2.46	1.98	1.81
	Cash dividends declared per common share	—	—	—	—	—

(a)
The above results include special charges of $70.7 million, $16.3 million, and $16.0 million during 2014, 2013, and 2012, respectively. In addition, the above results include $750.0 million ($487.9 million, net of tax) in 2014 for an upfront payment received under a litigation settlement agreement, and $83.6 million ($52.3 million, net of tax) received in 2013 for a litigation award. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 4 and Note 5 to the "Consolidated Financial Statements" for additional information.

(b)
In October 2013, we issued $600.0 million of 2.875% fixed-rate unsecured senior notes due October 15, 2018 ("the Notes"). At December 31, 2010, all amounts outstanding under the credit agreement in effect at that time were classified as short-term obligations as these obligations were due within one year.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis presents the factors that had a material effect on our results of operations during the three years ended December 31, 2014. Also discussed is our financial position as of December 31, 2014. You should read this discussion in conjunction with the historical consolidated financial statements and related notes included elsewhere in this Form 10-K.

Overview

        We are the global leader in the science of heart valves and hemodynamic monitoring. Driven by a passion to help patients, we partner with clinicians to develop innovative technologies in the areas of structural heart disease and critical care monitoring, enabling them to save and enhance lives. We conduct operations worldwide and are managed in the following geographical regions: United States, Europe, Japan, and Rest of World. Our products are categorized into the following main areas: Transcatheter Heart Valve Therapy, Surgical Heart Valve Therapy, and Critical Care.

        Effective January 1, 2014, we changed our method of accounting for certain intellectual property litigation expenses related to the defense and enforcement of our issued patents. Under the new method of accounting, these legal costs are expensed in the period incurred; previously, these costs were capitalized and then amortized over the life of the related patent. The financial results below reflect the change in accounting principle. For further information, see Note 3 to the "Consolidated Financial Statements."

Financial Results

        The following is a summary of our financial performance (dollars in millions, except per share data):

	Years Ended December 31,			Change
	2014	2013	2012	2014		2013
Net sales	$2,322.9	$2,045.5	$1,899.6	13.6%		7.7%
Gross profit as a percentage of net sales	73.1%	74.7%	74.2%	(1.6	) pts.	0.5	pts.
Net income	$811.1	$389.1	$291.5	108.5%		33.5%
Earnings per share
Basic	$7.62	$3.48	$2.54	119.0%		37.0%
Diluted	$7.48	$3.42	$2.46	118.7%		39.0%

        Our sales growth was driven by our Transcatheter Heart Valve Therapy products which, in Europe, benefited from the launch of the Edwards SAPIEN 3 transcatheter heart valve, and in the United States, benefited from the launch of the Edwards SAPIEN XT transcatheter heart valve. Our gross profit margin was negatively impacted in 2014 by foreign currency exchange rate fluctuations, increased incentive compensation due to our strong performance, and higher manufacturing costs, primarily for our operations in Utah. Net income in 2014 and 2013 benefited from special items. In 2014, we received $750.0 million ($487.9 million, net of tax) from Medtronic, Inc. ("Medtronic") for an upfront payment due under a litigation settlement agreement, and in 2013, we received from Medtronic an $83.6 million ($52.3 million, net of tax) litigation award.

Healthcare Environment, Opportunities and Challenges

        The medical device industry is highly competitive and continues to evolve. Our success is measured both by the development of innovative products and the value we bring to our stakeholders. We are committed to developing new technologies and providing innovative patient care, and we are committed to defending our intellectual property. To strengthen our leadership and enable future growth opportunities, in 2014 we invested 14.9% of our net sales in research and development. In a consolidating industry, we believe our focus on innovation and a robust product pipeline will continue to help us compete more effectively, sustain our successes, and build long-term value for our shareholders. The following is a summary of important developments during 2014:

  •
  early clinical outcomes in the Edwards SAPIEN 3 Trial demonstrated outstanding safety, including a low mortality and stroke rate;

  •
  longer-term updates from The PARTNER Trial strengthened the evidence that patients treated with the SAPIEN valve demonstrated a mortality benefit, persistent symptom benefit, and a statistically significant reduction in re-hospitalizations compared with standard therapy;

  •
  we received regulatory approval in Europe for our SAPIEN 3 valve;

  •
  we received regulatory approval in the United States for our Edwards SAPIEN XT valve, and we continued to evaluate the SAPIEN 3 valve as part of the PARTNER II Trial; and

  •
  we received regulatory approval in Europe for the Edwards INTUITY Elite Valve System, and in the United States, this valve platform has been studied as part of the TRANSFORM Trial. Three-year clinical outcomes of the Edwards INTUITY valve platform studied in the TRITON Trial demonstrated improved cardiac and valvular performance, as well as patient functional status.

        We are dedicated to generating robust clinical and economic evidence increasingly expected by patients, clinicians, and payors in the new healthcare environment, with the goal of enhancing the value of delivering comprehensive care.

Results of Operations

  Net Sales by Major Regions
  (dollars in millions)

	Years Ended December 31,			Change		Percent Change
	2014	2013	2012	2014	2013	2014	2013
United States	$1,047.3	$939.6	$812.1	$107.7	$127.5	11.5%	15.7%

Europe	744.5	616.5	559.7	128.0	56.8	20.8%	10.2%
Japan	257.9	243.6	294.1	14.3	(50.5)	5.9%	(17.2)%
Rest of World	273.2	245.8	233.7	27.4	12.1	11.2%	5.1%

International	1,275.6	1,105.9	1,087.5	169.7	18.4	15.3%	1.7%

Total net sales	$2,322.9	$2,045.5	$1,899.6	$277.4	$145.9	13.6%	7.7%

        The $107.7 million increase in net sales in the United States in 2014 was due primarily to:

  •
  Transcatheter Heart Valve Therapy, which increased net sales by $85.1 million, due primarily to (1) commercial sales of the Edwards SAPIEN XT transcatheter heart valve resulting from the product launch in June 2014, (2) an increase in clinical sales of the Edwards SAPIEN 3 transcatheter heart valve, (3) royalties received under a license agreement with Medtronic (see Note 4 to the "Consolidated Financial Statements"), and (4) the reversal of the sales reserve for estimated Transcatheter Heart Valve Therapy product returns upon delivery of next-generation valves. The introduction of the next-generation valves was completed in 2014. These increases were partially offset by decreased sales of the Edwards SAPIEN transcatheter heart valve as customers converted to Edwards SAPIEN XT, a reduction in net stocking orders as customers converted from direct sales to consignment, and decreased clinical sales of Edwards SAPIEN XT;

  •
  Critical Care, which increased net sales by $12.9 million, due primarily to enhanced surgical recovery products; and

  •
  Surgical Heart Valve Therapy, which increased net sales by $9.9 million, driven primarily by sales of pericardial aortic tissue valves.

        The $169.7 million increase in international net sales in 2014 was due primarily to:

  •
  Transcatheter Heart Valve Therapy, which increased net sales by $152.4 million, driven primarily by the launch of the Edwards SAPIEN 3 transcatheter heart valve in Europe and the ongoing launch of the Edwards SAPIEN XT transcatheter heart valve in Japan, partially offset by lower sales of the Edwards SAPIEN XT transcatheter heart valve in Europe as customers converted to Edwards SAPIEN 3;

  •
  Surgical Heart Valve Therapy, which increased net sales by $25.9 million, driven primarily by sales of pericardial aortic tissue valves and EDWARDS INTUITY Elite valves; and

  •
  Critical Care, which increased net sales by $16.1 million, driven primarily by core hemodynamic products and enhanced surgical recovery products;

        partially offset by:

  •
  foreign currency exchange rate fluctuations, which decreased net sales by $23.0 million, due to the weakening of various currencies against the United States dollar, mainly the Japanese yen, partially offset by the strengthening of the Euro against the United States dollar.

        The $127.5 million increase in net sales in the United States in 2013 was due primarily to:

  •
  Transcatheter Heart Valve Therapy, which increased net sales by $106.1 million, driven primarily by sales of the Edwards SAPIEN transcatheter heart valve. Procedure volume increased following the FDA action in October 2012 to expand the indicated patient population and access routes compared to the original 2011 approval.

        The $18.4 million increase in international net sales in 2013 was due primarily to:

  •
  Transcatheter Heart Valve Therapy, which increased net sales by $52.4 million, driven primarily by sales of the Edwards SAPIEN XT transcatheter heart valve; and

  •
  surgical heart valve products, which increased net sales by $15.4 million, driven primarily by sales of pericardial mitral tissue valves and EDWARDS INTUITY Elite valves;

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

  Net Sales by Product Group
  (dollars in millions)

	Years Ended December 31,			Change		Percent Change
	2014	2013	2012	2014	2013	2014	2013
Transcatheter Heart Valve Therapy	$943.6	$707.7	$552.1	$235.9	$155.6	33.3%	28.2%
Surgical Heart Valve Therapy	826.1	801.2	787.5	24.9	13.7	3.1%	1.7%
Critical Care	553.2	536.6	560.0	16.6	(23.4)	3.1%	(4.2)%

Total net sales	$2,322.9	$2,045.5	$1,899.6	$277.4	$145.9	13.6%	7.7%

  Transcatheter Heart Valve Therapy

        The $235.9 million increase in net sales of Transcatheter Heart Valve Therapy products in 2014 was due primarily to:

  •
  the Edwards SAPIEN 3 transcatheter heart valve, driven primarily by the launch in Europe and clinical sales in the United States; and

  •
  the Edwards SAPIEN XT transcatheter heart valve, driven primarily by the launches in the United States and Japan;

        partially offset by:

  •
  lower sales of the Edwards SAPIEN transcatheter heart valve, primarily in the United States, and the Edwards SAPIEN XT transcatheter heart valve in Europe, as customers converted to next-generation products.

        The $155.6 million increase in net sales of Transcatheter Heart Valve Therapy products in 2013 was due primarily to:

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

        partially offset by:

  •
  a $14.1 million sales reserve for estimated Transcatheter Heart Valve Therapy product returns expected in 2014 upon introduction of the Edwards SAPIEN 3 transcatheter valve system in Europe and the Edwards SAPIEN XT transcatheter heart valve in the United States.

        During the first quarter of 2014, we completed enrollment in the 500 patient cohort of The PARTNER II Trial studying the Edwards SAPIEN 3 transcatheter valve system in high risk and inoperable patients. In January 2014, we received FDA approval to expand The PARTNER II Trial to include a 1,000 patient single-arm, non-randomized cohort to study the Edwards SAPIEN 3 transcatheter valve system in the treatment of intermediate-risk patients with severe symptomatic aortic stenosis. Enrollment was completed in September 2014. At the end of 2014, we submitted our pre-market approval application for SAPIEN 3 in the United States.

        In January 2014, we received CE Mark for the Edwards SAPIEN 3 transcatheter valve system in Europe. In June 2014, we received FDA approval for the Edwards SAPIEN XT transcatheter heart valve in the United States for the treatment of high-risk and inoperable patients with severe symptomatic aortic stenosis.

  Surgical Heart Valve Therapy

        The $24.9 million increase in net sales of Surgical Heart Valve Therapy products in 2014 was due primarily to:

  •
  surgical heart valve products, which increased net sales by $36.4 million, driven by sales in the United States and Europe of pericardial aortic tissue valves and EDWARDS INTUITY Elite valves;

        partially offset by:

  •
  foreign currency exchange rate fluctuations, which decreased net sales by $10.5 million, due to the weakening of various currencies against the United States dollar, mainly the Japanese yen, partially offset by the strengthening of the Euro against the United States dollar.

        The $13.7 million increase in net sales of Surgical Heart Valve Therapy products in 2013 was due primarily to:

  •
  surgical heart valve products, which increased net sales by $30.1 million, driven by sales of pericardial aortic and mitral tissue valves, and EDWARDS INTUITY Elite valves;

        partially offset by:

  •
  foreign currency exchange rate fluctuations, which decreased net sales by $20.2 million, due primarily to the weakening of the Japanese yen against the United States dollar.

        In April 2014, we received CE Mark for our advanced EDWARDS INTUITY Elite valve system. This next-generation, rapid deployment system facilitates smaller incisions in surgical aortic valve replacement procedures. In the United States, we completed enrollment of patients in our TRANSFORM Trial for EDWARDS INTUITY Elite, and we continued enrolling patients in our COMMENCE clinical trial, which is studying our next-generation GLX advanced tissue platform applied to the Magna Ease aortic surgical valve and the Magna Mitral Ease valve.

  Critical Care

        The $16.6 million increase in net sales of Critical Care products in 2014 was due primarily to enhanced surgical recovery products, and core hemodynamic products outside the United States, partially offset by foreign currency exchange rate fluctuations, which decreased net sales by $12.0 million, due primarily to the weakening of the Japanese yen against the United States dollar.

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

  Gross Profit

	Years Ended December 31,			Change
	2014	2013	2012	2014		2013
Gross profit as a percentage of net sales	73.1%	74.7%	74.2%	(1.6	) pts.	0.5	pts.

        The 1.6 percentage point decrease in gross profit as a percentage of net sales in 2014 was driven by:

  •
  a 0.7 percentage point decrease due to the impact of foreign currency exchange rate fluctuations, including the settlement of foreign currency hedging contracts;

  •
  a 0.7 percentage point decrease due to higher performance-based incentive compensation; and

  •
  higher manufacturing costs, primarily for our operations in Utah;

        partially offset by:

  •
  a 0.8 percentage point increase due to an improved product mix in the United States, driven by Transcatheter Heart Valve Therapy products.

        The 0.5 percentage point increase in gross profit as a percentage of net sales in 2013 was driven by:

  •
  a 1.0 percentage point increase due to an improved product mix in the United States, driven by Transcatheter Heart Valve Therapy products; and

  •
  a 0.5 percentage point increase in international markets due to a more profitable product mix, primarily higher sales of Transcatheter Heart Valve Therapy products;

        partially offset by:

  •
  a 1.3 percentage point decrease due primarily to higher manufacturing costs due to capacity expansion in preparation for multiple Transcatheter Heart Valve Therapy product introductions.

  Selling, General, and Administrative ("SG&A") Expenses
  (dollars in millions)

	Years Ended December 31,			Change
	2014	2013	2012	2014		2013
SG&A expenses	$858.0	$733.4	$697.4	$124.6		$36.0
SG&A expenses as a percentage of net sales	36.9%	35.9%	36.7%	1.0	pts.	(0.8	) pts.

        The $124.6 million increase in SG&A expenses in 2014 was due primarily to (1) higher sales and marketing expenses in the United States, Europe, and Japan, mainly to support the Transcatheter Heart Valve Therapy program, and (2) higher performance-based incentive compensation.

        The $36.0 million increase in SG&A expenses in 2013 was due primarily to (1) higher sales and marketing expenses in the United States and Japan, mainly to support the Transcatheter Heart Valve Therapy program and (2) the 2.3% United States medical device excise tax, or $15.8 million, which became effective in 2013. These increases were partially offset by the impact of foreign currency, which reduced expenses by $12.4 million due primarily to the weakening of the Japanese yen against the United States dollar. The decrease in SG&A expenses as a percentage of net sales in 2013 was due primarily to decreased SG&A expenses in Europe as a percentage of net sales.

  Research and Development Expenses
  (dollars in millions)

	Years Ended December 31,			Change
	2014	2013	2012	2014		2013
Research and development expenses	$346.5	$323.0	$291.3	$23.5		$31.7
Research and development expenses as a percentage of net sales	14.9%	15.8%	15.3%	(0.9	) pts.	0.5	pts.

        The increase in research and development expenses in 2014 was due primarily to new aortic and mitral Transcatheter Heart Valve Therapy product development efforts, additional investments in clinical studies in the Surgical Heart Valve Therapy program, and higher performance-based incentive compensation. The decrease in research and development expenses as a percentage of net sales was due primarily to higher net sales.

        The increase in research and development expenses in 2013 was due primarily to additional investments in clinical studies and new product development efforts in the Transcatheter Heart Valve Therapy program.

  Intellectual Property Litigation (Income) Expense, Net

        In May 2014, we entered into an agreement with Medtronic to settle all outstanding patent litigation between the companies, including all cases related to transcatheter heart valves. Pursuant to the agreement, we received an upfront payment from Medtronic in the amount of $750.0 million. For further information, see Note 4 to the "Consolidated Financial Statements."

        In February 2013, we received $83.6 million from Medtronic in satisfaction of the initial April 2010 jury award of damages for infringement of the United States Andersen transcatheter heart valve patent, including accrued interest.

        We incurred external legal costs related to intellectual property litigation of $9.6 million, $22.1 million, and $14.4 million during 2014, 2013, and 2012, respectively.

  Special Charges

        Special charges were $70.7 million, $16.3 million, and $16.0 million for the years ended December 31, 2014, 2013, and 2012, respectively. For additional details, see Note 5 to the "Consolidated Financial Statements."

  Interest Expense

        Interest expense was $17.2 million, $9.8 million, and $4.4 million in 2014, 2013, and 2012, respectively. The increase in interest expense for 2014 and 2013 resulted primarily from higher average interest rates and a higher average debt balance as compared to the prior year due to the issuance in October 2013 of $600.0 million of 2.875% fixed-rate unsecured senior notes.

  Interest Income

        Interest income was $6.4 million, $4.6 million, and $4.8 million in 2014, 2013, and 2012, respectively. The increase in interest income for 2014 resulted primarily from higher average investment balances. The decrease in interest income for 2013 resulted primarily from lower average interest rates, partially offset by higher average investment balances.

  Other Expense, net
  (in millions)

	Years Ended December 31,
	2014	2013	2012
Promissory note impairment	$4.0	$—	$—
Loss on investments	4.5	0.4	0.7
Insurance settlement gain	(3.7)	—	—
Foreign exchange losses, net	2.0	1.5	1.2
Lease contract termination costs	1.0	—	—
Other	(0.1)	(0.6)	(0.2)

Total other expense, net	$7.7	$1.3	$1.7

        In December 2014, we recorded a $4.0 million impairment charge related to our promissory note receivable because it was likely that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the promissory note agreement.

        The loss on investments primarily represents our net share of gains and losses in investments accounted for under the equity method, and realized gains and losses on our available-for-sale and cost method investments. During 2014, we recorded an other-than-temporary impairment charge of $3.5 million related to one of our cost method investments.

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

        In September 2014, we committed to purchase our Draper, Utah facility for $17.0 million under a purchase option provided in the lease agreement. Under the terms of the lease agreement, we paid $1.0 million in December 2014 for certain lease contract termination costs.

  Provision for Income Taxes

        Our effective income tax rates for 2014, 2013, and 2012 were impacted as follows (in millions):

	Years Ended December 31,
	2014	2013	2012
Income tax expense at U.S. federal statutory rate	$400.4	$178.9	$135.9
Foreign income taxed at different rates	(67.1)	(60.6)	(41.5)
State and local taxes, net of federal tax benefit	19.3	5.8	3.7
Tax credits, federal and state	(13.5)	(19.8)	(4.9)
Release of reserve for uncertain tax positions for prior years	(4.8)	(3.9)	(0.8)
U.S. tax on foreign earnings, net of credits	(3.1)	18.9	0.7
Nondeductible stock-based compensation	2.1	2.6	1.9
Other	(0.4)	0.2	1.7

Income tax provision	$332.9	$122.1	$96.7

  Reserve for Uncertain Tax Positions

        As of December 31, 2014 and 2013, the liability for income taxes associated with uncertain tax positions was $192.3 million and $127.7 million, respectively. We estimate that these liabilities would be reduced by $34.3 million and $30.9 million, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, and timing adjustments. The net amounts of $158.0 million and $96.8 million, respectively, if not required, would favorably affect our effective tax rate.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest, penalties, and foreign exchange, is as follows (in millions):

	December 31,
	2014	2013	2012
Unrecognized tax benefits, January 1	$127.7	$113.6	$78.0
Current year tax positions	75.9	17.8	41.7
Increase prior year tax positions	0.6	5.7	2.6
Decrease prior year tax positions	(10.5)	(9.0)	(4.3)
Settlements	(1.0)	(0.1)	(4.3)
Lapse of statutes of limitations	(0.4)	(0.3)	(0.1)

Unrecognized tax benefits, December 31	$192.3	$127.7	$113.6

        We recognize interest and penalties, if any, related to uncertain tax positions in the provision for income taxes. As of December 31, 2014, we had accrued $6.8 million (net of $5.0 million tax benefit) of interest related to uncertain tax positions, and as of December 31, 2013, we had accrued $4.5 million (net of $3.3 million tax benefit) of interest related to uncertain tax positions. During 2014, 2013, and 2012, we recognized interest expense, net of tax benefit, of $2.3 million, $1.4 million, and $1.0 million, respectively, in "Provision for Income Taxes" on the consolidated statements of operations.

        We strive to resolve open matters with each tax authority at the examination level and could reach agreement with a tax authority at any time. While we have accrued for matters we believe are more likely than not to require settlement, the final outcome with a tax authority may result in a tax liability that is more or less than that reflected in the consolidated financial statements. Furthermore, we may later decide to challenge any assessments, if made, and may exercise our right to appeal. The uncertain tax positions are reviewed quarterly and adjusted as events occur that affect potential liabilities for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, negotiations between tax authorities, identification of new issues, and issuance of new legislation, regulations, or case law. Management believes that adequate amounts of tax and related penalty and interest have been provided in income tax expense for any adjustments that may result from these uncertain tax positions.

        At December 31, 2014, all material state, local, and foreign income tax matters have been concluded for years through 2008. During the third quarter of 2013, the Internal Revenue Service ("IRS") completed its fieldwork for the 2009 and 2010 tax years. The case is currently in suspense pending finalization of an Advance Pricing Agreement ("APA") and Joint Committee of Taxation approval. The IRS began its examination of the 2011 and 2012 tax years during the fourth quarter of 2013.

        We have also entered into an APA process between the Switzerland and the United States governments for the years 2009 through 2015 covering transfer pricing matters. These transfer pricing matters are significant to our consolidated financial statements, and the final outcome of the negotiations between the two governments is uncertain.

        During 2014, we also filed with the IRS a request for a pre-filing agreement associated with a tax return filing position on a portion of the litigation settlement payment received from Medtronic in May 2014 (see Note 4 to the "Consolidated Financial Statements").

        Management believes that adequate amounts of tax and related penalty and interest have been provided in income tax expense for any adjustments that may result for our uncertain tax positions. Based upon the information currently available and numerous possible outcomes, we cannot reasonably estimate what, if any, changes in our existing uncertain tax positions may occur in the next 12 months and thus have recorded the gross uncertain tax positions as a long-term liability. However, if the APA and/or pre-filing agreement is finalized in the next 12 months, it is reasonably possible that these events could result in a significant change in our uncertain tax positions within the next 12 months.

        The effective income tax rate for the year ended December 31, 2014 included (1) $262.1 million of tax expense associated with a $750.0 million litigation settlement payment received from Medtronic in May 2014 (see Note 4 to the "Consolidated Financial Statements") and (2) $4.8 million of tax benefits from the remeasurement of uncertain tax positions.

        The federal research credit expired on December 31, 2011 and was reinstated on January 2, 2013. As a result, the effective income tax rate for the year ended December 31, 2012 was calculated without a benefit for the federal research credit. The effective income tax rate for the year ended December 31, 2013 included (1) an $8.4 million benefit for the full year 2012 federal research credit and (2) $31.3 million of tax expense associated with the $83.6 million litigation award received from Medtronic in February 2013 (see Note 4 to the "Consolidated Financial Statements").

        We have received tax incentives in Puerto Rico, the Dominican Republic, Singapore, and Switzerland. The tax reductions as compared to the local statutory rates favorably impacted earnings per diluted share for the years ended December 31, 2014, 2013, and 2012 by $0.63, $0.44, and $0.39, respectively. The Puerto Rico, Dominican Republic, Singapore, and Switzerland grants provide our manufacturing operations partial or full exemption from local taxes until the years 2028, 2030 (subject to review beginning in 2015), 2024, and 2015, respectively.

Liquidity and Capital Resources

        Our sources of cash liquidity include cash and cash equivalents, short-term investments, amounts available under credit facilities, and cash from operations. We believe that these sources are sufficient to fund the current requirements of working capital, capital expenditures, and other financial commitments for the next twelve months. However, we periodically consider various financing alternatives and may, from time to time, seek to take advantage of favorable interest rate environments or other market conditions. We believe that we have the financial flexibility to attract long-term capital to fund short-term and long-term growth objectives. However, no assurances can be given that such long-term capital will be available to us on favorable terms, or at all.

        We believe that cash held in the United States, in addition to amounts available under credit facilities and cash from operations, are sufficient to fund our United States operating requirements for the next twelve months. Cash and cash equivalents and short-term investments held outside the United States have historically been used to fund international operations and acquire businesses outside of the United States, although a portion of those amounts may, from time to time, be subject to temporary intercompany loans into the United States. As of December 31, 2014, cash and cash equivalents and short-term investments held in the United States and outside the United States were $651.7 million and $787.1 million, respectively. The majority of cash and cash equivalents and short-term investments held outside the United States relates to undistributed earnings of certain of our foreign subsidiaries, which are considered by us to be indefinitely reinvested. Repatriations of cash and cash equivalents and short-term investments held outside the United States are subject to restrictions in certain jurisdictions, and may be subject to withholding and other taxes. The potential tax liability related to any repatriation would be dependent on the facts and circumstances that exist at the time such repatriation is made and the complexities of the tax laws of the United States and the respective foreign jurisdictions.

        We have a Five-Year Credit Agreement ("the Credit Agreement") which provides up to an aggregate of $750.0 million in borrowings in multiple currencies. As of December 31, 2014, there were no borrowings outstanding under the Credit Agreement. In October 2013, we issued $600.0 million of 2.875% fixed-rate unsecured senior notes due October 15, 2018. For further information on our long-term debt, see Note 9 to the "Consolidated Financial Statements."

        From time to time, we repurchase shares of our common stock under share repurchase programs authorized by the Board of Directors. We consider several factors in determining when to execute share repurchases, including, among other things, expected dilution from stock plans, cash capacity, and the market price of our common stock. During 2014, we repurchased a total of 4.4 million shares at an aggregate cost of $300.0 million, and as of December 31, 2014, had remaining authority to purchase $952.5 million of our common stock. For further information, see Note 13 to the "Consolidated Financial Statements."

        Net cash flows provided by operating activities of $1,022.3 million for 2014 increased $549.6 million from 2013 due primarily to (1) the $750.0 million upfront payment received from Medtronic under a litigation settlement agreement, (2) a lower bonus payout in 2014 associated with 2013 bonuses, and (3) improved operating performance. These increases were partially offset by (1) income tax payments of $224.5 million related to the Medtronic settlement, (2) the prior year receipt of $83.6 million from Medtronic in satisfaction of the initial April 2010 jury award of damages for infringement of the United States Andersen transcatheter heart valve patent, and (3) the $50.0 million charitable contribution to the Edwards Lifesciences Foundation in 2014.

        Net cash flows provided by operating activities of $472.7 million for 2013 increased $110.6 million from 2012 due primarily to (1) the receipt of $83.6 million from Medtronic, Inc. in satisfaction of the April 2010 jury award of damages for infringement of the U.S. Andersen transcatheter heart valve patent, (2) increased collection of accounts receivable, and (3) improved operating performance. These increases were partially offset by (1) a $22.7 million increase in inventory purchases to support future product launches and (2) a $17.0 million impact from excess tax benefits from stock plans, primarily as a result of the realization of excess tax benefits that had been previously unrealized due to credit carryforwards and net operating losses in the United States in 2011 and 2012.

        Net cash used in investing activities of $633.0 million in 2014 consisted primarily of net purchases of investments of $527.4 million and capital expenditures of $82.9 million.

        Net cash used in investing activities of $412.7 million in 2013 consisted primarily of net purchases of investments of $300.9 million and capital expenditures of $109.0 million.

        Net cash used in financing activities of $153.0 million in 2014 consisted primarily of purchases of treasury stock of $300.9 million, partially offset by proceeds from stock plans of $113.3 million, and the excess tax benefit from stock plans of $49.4 million (including the realization of previously unrealized excess tax benefits).

        Net cash provided by financing activities of $34.9 million in 2013 consisted primarily of net proceeds from debt of $409.6 million, the excess tax benefit from stock plans of $73.5 million (including the realization of previously unrealized excess tax benefits), and proceeds from stock plans of $45.5 million, partially offset by repurchases of common stock of $496.9 million.

        A summary of all of our contractual obligations and commercial commitments as of December 31, 2014 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Debt	$600.0	$—	$—	$600.0	$—
Operating leases	80.4	20.6	27.7	13.6	18.5
Interest on debt	53.0	13.8	27.6	11.6	—
Pension obligations(a)	5.8	5.8	—	—	—
Capital commitment obligations(b)	3.1	0.8	2.3	—	—
Purchase and other commitments	3.7	2.6	1.1	—	—

Total contractual cash obligations(c)	$746.0	$43.6	$58.7	$625.2	$18.5

(a)
The amount included in "Less Than 1 Year" reflects anticipated contributions to our various pension plans. Anticipated contributions beyond one year are not determinable. The total accrued benefit liability for our pension plans recognized as of December 31, 2014 was $49.3 million. This amount is impacted by, among other items, pension expense funding levels, changes in plan demographics and assumptions, and investment return on plan assets. Therefore, we are unable to make a reasonably reliable estimate of the amount and period in which the liability might be paid, and did not include this amount in the contractual obligations table. See Note 12 to the "Consolidated Financial Statements" for further information.

(b)
Capital commitment obligations consist primarily of cash that we are obligated to pay to our limited partnership and limited liability corporation investees. These investees make equity investments in various development stage biopharmaceutical and medical device companies, and it is not certain if and/or when these payments will be made.

(c)
As of December 31, 2014, the liability for uncertain tax positions including interest was $204.1 million. We have entered into an APA process between the Switzerland and the United States governments for the years 2009 through 2015 covering transfer pricing matters. These transfer pricing matters are significant to our consolidated financial statements, and the final outcome of the negotiations between the two governments is uncertain. Management believes that adequate amounts of tax and related penalty and interest have been provided in income tax expense for any adjustments that may result for our uncertain tax positions. We are unable to make a reasonably reliable estimate of the amount and period in which the liability might be paid, and did not include this amount in the contractual obligations table.

We acquire assets still in development, enter into research and development arrangements, and sponsor certain clinical trials that often require milestone, royalty, or other future payments to third-parties, contingent upon the occurrence of certain future events. In situations where we have no ability to influence the achievement of the milestone or otherwise avoid the payment, we have included those payments in the table above. However, we have excluded from the table contingent milestone payments and other contingent liabilities for which we cannot reasonably predict future payments or for which we can avoid making payment by unilaterally deciding to stop development of a product or cease progress of a clinical trial. We estimate that these contingent payments could be up to approximately $110.0 million if all milestones or other contingent obligations were met.

  Critical Accounting Policies and Estimates

          Our results of operations and financial position are determined based upon the application of our accounting policies, as discussed in the notes to the "Consolidated Financial Statements." Certain of our accounting policies represent a selection among acceptable alternatives under Generally Accepted Accounting Principles in the United States ("GAAP"). In evaluating our transactions, management assesses all relevant GAAP and chooses the accounting policy that most accurately reflects the nature of the transactions.

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

  Revenue Recognition

        When we recognize revenue from the sale of our products, we record an estimate of various sales returns and allowances which reduces product sales and accounts receivable. These adjustments include estimates for rebates, returns, and other sales allowances. These provisions are estimated based upon historical payment experience, historical relationship to revenues, estimated customer inventory levels, and current contract sales terms with direct and indirect customers. Product returns are not significant because returns are generally not allowed unless the product is damaged at time of receipt. If the historical data and inventory estimates used to calculate these provisions do not approximate future activity, our financial position, results of operations, and cash flows could be impacted.

        In addition, we may allow customers to return previously purchased products for next-generation product offerings. For these transactions, we defer recognition of revenue on the sale of the earlier generation product based upon an estimate of the amount to be returned when the next-generation products are shipped to the customer. Uncertain timing of next-generation product approvals, variability in product launch strategies, product recalls, and variation in product utilization all affect the estimates related to sales returns and could cause actual returns to differ from these estimates.

        Our sales adjustment related to distributor rebates given to our United States distributors represents the difference between our sales price to the distributor (at our distributor "list price") and the negotiated price to be paid by the end-customer. We validate the distributor rebate accrual quarterly through either a review of the inventory reports obtained from our distributors or an estimate of the distributor's inventory. This distributor inventory information is used to verify the estimated liability for future distributor rebate claims based on historical rebates and contract rates. We periodically monitor current pricing trends and distributor inventory levels to ensure the credit for future distributor rebates is fairly stated.

  Excess and Obsolete Inventory

        The valuation of our inventory requires us to estimate excess, obsolete, and expired inventory. We base our provisions for excess, obsolete, and expired inventory on our estimates of forecasted net sales. A significant change in the timing or level of demand for our products as compared to forecasted amounts may result in recording additional allowances for excess, obsolete, and expired inventory in the future. In addition, our industry is characterized by rapid product development and frequent new product introductions. Uncertain timing of next-generation product approvals, variability in product launch strategies, product recalls, increasing levels of consigned inventory, and variation in product utilization all affect our estimates related to excess, obsolete, and expired inventory.

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

        We are subject to income taxes in the United States and numerous foreign jurisdictions. Our income tax returns are periodically audited by domestic and foreign tax authorities. These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income amongst various tax jurisdictions. We evaluate our tax positions and establish liabilities in accordance with the applicable accounting guidance on uncertainty in income taxes. Significant judgment is required in evaluating our uncertain tax positions, including estimating the ultimate resolution to intercompany pricing controversies between countries when there are numerous possible outcomes. We review these tax uncertainties quarterly and adjust the liability as events occur that affect potential liabilities for additional taxes, such as the progress of tax audits, lapsing of applicable statutes of limitations, negotiations between tax authorities, identification of new issues, and issuance of new legislation, regulations, or case law.

        For additional details on our income taxes, see Note 2 and Note 16 to the "Consolidated Financial Statements."

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

Interest Rate Risk

        Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. Our investment strategy is focused on preserving capital and supporting our liquidity requirements, while earning a reasonable market return. We invest in a variety of fixed-rate debt securities, primarily time deposits, commercial paper, U.S. government and agency securities, municipal securities, asset-backed securities, corporate debt securities, and municipal securities. Our investment policy limits the amount of credit exposure to any one issuer. The market value of our investments may decline if current market interest rates rise, which could result in a realized loss if we choose or are forced to sell an investment before its scheduled maturity, which we currently do not anticipate. As of December 31, 2014, we had $999.5 million of investments in fixed-rate debt securities which had an average remaining term to maturity of approximately 0.5 years. A hypothetical 25 basis point increase in interest rates at December 31, 2014 would have resulted in a $1.2 million decrease in the fair value of these investments.

        We are also exposed to interest rate risk on our debt obligations. As of December 31, 2014, we had $600.0 million of Notes outstanding that carry a fixed rate, and also had available a $750.0 million Credit Agreement that carries a variable interest rate based on the London interbank offered rate ("LIBOR"). As of December 31, 2014, there were no borrowings outstanding under the Credit Agreement. To diversify our interest rate risk, we entered into interest rate swaps with an aggregate notional amount of $300.0 million. The critical terms of the swaps match the critical terms of $300.0 million of the debt issuance, effectively converting that portion of the fixed-rate issue to a floating variable rate based on a 6-month LIBOR benchmark. Based on our year end 2014 and 2013 variable debt levels, a hypothetical 10% increase in our weighted-average interest rate would have an immaterial effect on our financial condition and results of operations. As of December 31, 2014 and 2013, a hypothetical 10% increase in market interest rates would decrease the fair value of the fixed-rate debt by approximately $5.2 million and $6.0 million, respectively. This hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt.

        For more information related to outstanding debt obligations, see Note 9 to the "Consolidated Financial Statements."

Currency Risk

        We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances and results of our non-United States subsidiaries into United States dollars, currency gains and losses related to intercompany and third-party transactions denominated in currencies other than a location's functional currency, and currency gains and losses associated with intercompany loans. Our principal currency exposures relate to the Euro and the Japanese yen. Our objective is to minimize the volatility of our exposure to these risks through a combination of normal operating and financing activities and the use of derivative financial instruments in the form of foreign currency forward exchange contracts and foreign currency options contracts. We do not hedge our exposure related to our net investments in our non-United States subsidiaries. The total notional amounts of our derivative financial instruments entered into for foreign currency management purposes at December 31, 2014 and 2013 were $770.4 million and $805.5 million, respectively. A hypothetical 10% increase/decrease in the value of the United States dollar against all hedged currencies would increase/decrease the fair value of these derivative contracts by $46.3 million and $51.1 million, respectively. Any gains or losses on the fair value of derivative contracts would generally be offset by gains and losses on the underlying transactions, so the net impact would not be significant to our financial condition or results of operations.

        For more information related to outstanding foreign exchange contracts, see Note 2 and Note 11 to the "Consolidated Financial Statements."

Credit Risk

        Derivative financial instruments involve credit risk in the event the financial institution counterparty should default. It is our policy to execute such instruments with major financial institutions that we believe to be creditworthy. At December 31, 2014, all derivative financial instruments were with bank counterparties assigned investment grade ratings by national rating agencies. We further diversify our derivative financial instruments among counterparties to minimize exposure to any one of these entities. We have not experienced a counterparty default and do not anticipate any non-performance by our current derivative counterparties.

Concentrations of Risk

        We invest excess cash in a variety of fixed-rate debt securities, and diversify the investments between financial institutions.

        In the normal course of business, we provide credit to customers in the health care industry, perform credit evaluations of these customers, and maintain allowances for potential credit losses, which have historically been adequate compared to actual losses. In 2014, we had no customers that represent 10% or more of our total net sales or accounts receivable, net.

        We continue to do business with foreign governments in certain European countries that have experienced a deterioration in credit and economic conditions. These conditions have resulted in, and may continue to result in, a reduction in value and an increase in the average length of time that it takes to collect accounts receivable outstanding in these countries. In addition, we may also be impacted by declines in sovereign credit ratings or sovereign defaults in these countries. As of December 31, 2014, our accounts receivables, net of the allowance for doubtful accounts, from customers in certain European countries were $69.7 million.

Investment Risk

        We are exposed to investment risks related to changes in the fair values of our investments. As of December 31, 2014, we had $839.4 million of investments in fixed-rate debt securities designated as held-to-maturity, of which $72.3 million were long-term, and $160.1 million of investments in fixed-rate debt securities designated as available-for-sale, of which $142.2 million were long-term. As of December 31, 2014, we had recorded unrealized losses of $0.4 million on the available-for-sale investments in "Accumulated Other Comprehensive Loss," net of tax. Should we choose or be forced to sell an investment that has declined in market value prior to its maturity, we may be required to realize losses in principal. In addition, we invest in equity instruments of public and private companies. As of December 31, 2014, we had $26.4 million of investments in equity instruments of other companies and had recorded unrealized gains of $0.4 million on these investments in "Accumulated Other Comprehensive Loss," net of tax. Should these companies experience a decline in financial condition or fail to meet certain development milestones, the decline in the investments' values may be considered other than temporary and impairment charges may be necessary.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Edwards Lifesciences Corporation:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Edwards Lifesciences Corporation and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Irvine, California
February 20, 2015

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except par value)

	December 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$653.8	$420.4
Short-term investments (Note 7)	785.0	516.5
Accounts receivable, net (Note 6)	288.0	302.5
Other receivables	37.0	25.5
Inventories (Note 6)	296.8	308.9
Deferred income taxes	63.5	33.4
Prepaid expenses	48.8	46.8
Other current assets	121.7	71.8

Total current assets	2,294.6	1,725.8
Long-term accounts receivable, net (Note 6)	5.8	7.3
Long-term investments (Note 7)	240.9	21.9
Property, plant, and equipment, net (Note 6)	442.9	421.6
Goodwill (Note 8)	376.0	385.4
Other intangible assets, net (Note 8)	23.4	33.5
Deferred income taxes	91.5	79.0
Other assets	49.2	35.4

Total assets	$3,524.3	$2,709.9

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$58.2	$48.4
Accrued and other liabilities (Note 6)	376.2	297.2

Total current liabilities	434.4	345.6

Long-term debt (Note 9)	598.1	593.1

Uncertain tax positions	194.8	126.4

Other long-term liabilities	105.6	100.4

Commitments and contingencies (Notes 9 and 17)
Stockholders' equity (Note 13)
Preferred stock, $.01 par value, authorized 50.0 shares, no shares outstanding	—	—
Common stock, $1.00 par value, 350.0 shares authorized, 128.9 and 126.0 shares issued, and 107.8 and 109.3 shares outstanding, respectively	128.9	126.0
Additional paid-in capital	878.4	671.2
Retained earnings	2,841.9	2,030.8
Accumulated other comprehensive loss	(100.9)	(27.6)
Treasury stock, at cost, 21.1 and 16.7 shares, respectively	(1,556.9)	(1,256.0)

Total stockholders' equity	2,191.4	1,544.4

Total liabilities and stockholders' equity	$3,524.3	$2,709.9

The accompanying notes are an integral part of these consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share information)

	Years Ended December 31,
	2014	2013	2012
Net sales	$2,322.9	$2,045.5	$1,899.6
Cost of sales	625.6	516.6	491.0

Gross profit	1,697.3	1,528.9	1,408.6
Selling, general, and administrative expenses	858.0	733.4	697.4
Research and development expenses	346.5	323.0	291.3
Intellectual property litigation (income) expense, net (Note 4)	(740.4)	(61.5)	14.4
Special charges (Note 5)	70.7	16.3	16.0
Interest expense	17.2	9.8	4.4
Interest income	(6.4)	(4.6)	(4.8)
Other expense, net (Note 15)	7.7	1.3	1.7

Income before provision for income taxes	1,144.0	511.2	388.2
Provision for income taxes (Note 16)	332.9	122.1	96.7

Net income	$811.1	$389.1	$291.5

Share information (Note 2):
Earnings per share:
Basic	$7.62	$3.48	$2.54
Diluted	$7.48	$3.42	$2.46
Weighted-average number of common shares outstanding:
Basic	106.5	111.7	114.9
Diluted	108.5	113.8	118.3

The accompanying notes are an integral part of these consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Years Ended December 31,
	2014	2013	2012
Net income	$811.1	$389.1	$291.5

Other comprehensive (loss) income, net of tax (Note 14):
Foreign currency translation adjustments	(96.2)	5.6	4.2
Unrealized gain (loss) on cash flow hedges	28.8	(3.5)	1.1
Defined benefit pension plans—net actuarial (loss) gain and other	(5.6)	9.3	(6.0)
Unrealized loss on available-for-sale investments for the period	(0.3)	(1.1)	—
Reclassification of net realized investment loss to earnings	—	—	0.3

Other comprehensive (loss) income, net of tax	(73.3)	10.3	(0.4)

Comprehensive income	$737.8	$399.4	$291.1

The accompanying notes are an integral part of these consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net income	$811.1	$389.1	$291.5
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	68.6	62.9	53.7
Stock-based compensation (Notes 2 and 13)	48.3	47.4	42.1
Excess tax benefit from stock plans (Notes 2 and 13)	(49.4)	(73.5)	(56.5)
Deferred income taxes	(71.1)	(12.4)	(26.4)
Purchased in-process research and development (Note 5)	10.6	—	7.0
Other	13.9	6.7	3.2
Changes in operating assets and liabilities:
Accounts and other receivables, net	(26.8)	8.5	(26.5)
Inventories	(30.5)	(44.4)	(21.7)
Accounts payable and accrued liabilities	112.9	0.2	(2.7)
Income taxes	128.1	80.6	85.4
Prepaid expenses and other current assets	(0.9)	(6.3)	1.6
Other	7.5	13.9	11.4

Net cash provided by operating activities	1,022.3	472.7	362.1

Cash flows from investing activities
Capital expenditures	(82.9)	(109.0)	(109.0)
Purchases of held-to-maturity investments (Note 7)	(1,956.4)	(823.2)	(592.6)
Proceeds from held-to-maturity investments (Note 7)	1,611.2	526.4	662.3
Purchases of available-for-sale investments (Note 7)	(160.4)	—	—
Proceeds from available-for-sale investments (Note 7)	1.7	—	—
Investments in unconsolidated affiliates (Note 7)	(11.2)	(3.0)	(2.0)
Proceeds from unconsolidated affiliates (Note 7)	2.1	0.3	2.8
Investments in trading securities, net	(14.4)	(1.4)	(0.6)
Acquisitions (Notes 7 and 8)	(15.0)	—	(36.6)
Investments in intangible assets and in-process research and development	(10.8)	(1.1)	(7.0)
Proceeds from sale of assets	3.1	2.3	3.0
Other	—	(4.0)	0.9

Net cash used in investing activities	(633.0)	(412.7)	(78.8)

Cash flows from financing activities
Proceeds from issuance of debt	226.3	1,305.0	407.0
Payments on debt and capital lease obligations	(239.0)	(895.4)	(367.5)
Purchases of treasury stock	(300.9)	(496.9)	(344.1)
Equity forward contract related to accelerated share repurchase agreement (Note 13)	—	—	(9.1)
Proceeds from stock plans	113.3	45.5	100.1
Excess tax benefit from stock plans (Notes 2 and 13)	49.4	73.5	56.5
Other	(2.1)	3.2	1.5

Net cash (used in) provided by financing activities	(153.0)	34.9	(155.6)

Effect of currency exchange rate changes on cash and cash equivalents	(2.9)	14.6	12.0

Net increase in cash and cash equivalents	233.4	109.5	139.7
Cash and cash equivalents at beginning of year	420.4	310.9	171.2

Cash and cash equivalents at end of year	$653.8	$420.4	$310.9

Supplemental disclosures:
Cash paid during the year for:
Interest	$15.5	$4.3	$4.4
Income taxes	$274.7	$54.0	$38.0
Non-cash investing and financing transactions:
Capital lease obligations incurred	$13.3	$—	$—
Capital expenditures accruals	$8.3	$8.4	$20.9
Capital additions transferred from inventory	$4.0	$7.8	$—

The accompanying notes are an integral part of these consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in millions)

	Common Stock		Treasury Stock
							Accumulated Other Comprehensive (Loss) Income
	Shares	Par Value	Shares	Amount	Additional Paid-in Capital	Retained Earnings		Total Stockholders' Equity
BALANCE AT DECEMBER 31, 2011	120.0	120.0	5.9	(405.8)	300.5	1,350.2	(37.5)	1,327.4
Net income						291.5		291.5
Other comprehensive income, net of tax							(0.4)	(0.4)
Common stock issued under equity plans, including tax benefits	4.2	4.2			155.5			159.7
Stock-based compensation expense					42.1			42.1
Purchases of treasury stock			4.0	(344.1)	(9.1)			(353.2)

BALANCE AT DECEMBER 31, 2012	124.2	124.2	9.9	(749.9)	489.0	1,641.7	(37.9)	1,467.1
Net income						389.1		389.1
Other comprehensive loss, net of tax							10.3	10.3
Common stock issued under equity plans, including tax benefits	1.8	1.8			125.7			127.5
Stock-based compensation expense					47.4			47.4
Purchases of treasury stock			6.8	(506.1)	9.1			(497.0)

BALANCE AT DECEMBER 31, 2013	126.0	126.0	16.7	(1,256.0)	671.2	2,030.8	(27.6)	1,544.4
Net income						811.1		811.1
Other comprehensive income, net of tax							(73.3)	(73.3)
Common stock issued under equity plans, including tax benefits	2.9	2.9			158.9			161.8
Stock-based compensation expense					48.3			48.3
Purchases of treasury stock			4.4	(300.9)				(300.9)

BALANCE AT DECEMBER 31, 2014	128.9	$128.9	21.1	$(1,556.9)	$878.4	$2,841.9	$(100.9)	$2,191.4

The accompanying notes are an integral part of these consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS

        Edwards Lifesciences Corporation ("Edwards Lifesciences" or the "Company") conducts operations worldwide and is managed in the following geographical regions: United States, Europe, Japan, and Rest of World. Edwards Lifesciences is focused on technologies that treat structural heart disease and critically ill patients. The products and technologies provided by Edwards Lifesciences are categorized into the following main areas: Transcatheter Heart Valve Therapy, Surgical Heart Valve Therapy, and Critical Care.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of Edwards Lifesciences and its majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company reviews its investments in other entities to determine whether the Company is the primary beneficiary of a variable interest entity ("VIE"). The Company would be the primary beneficiary of the VIE, and would be required to consolidate the VIE, if it has the power to direct the significant activities of the entity and the obligation to absorb losses or receive benefits from the entity that may be significant to the VIE. Based on the Company's analysis, it determined it is not the primary beneficiary of any VIEs; however, future events may require VIEs to be consolidated if the Company becomes the primary beneficiary.

        Due to the Company's change in accounting principle (see Note 3), certain legal costs previously reported on the consolidated statements of operations in "Selling, General, and Administrative Expenses" and "Special Charges" have been reclassed to "Intellectual Property Litigation (Income) Expense, net" to conform to the current year presentation. In addition, certain reclassifications related to the presentation of income taxes and special charges have been made in the prior years' consolidated statements of cash flows to conform to the current year presentation. These reclassifications had no impact on net income or on the cash flows from operating, investing, and financing activities.

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

Foreign Currency Translation

        When the local currency of the Company's foreign entities is the functional currency, all assets and liabilities are translated into United States dollars at the rate of exchange in effect at the balance sheet date. Income and expense items are translated at the weighted-average exchange rate prevailing during the period. The effects of foreign currency translation adjustments for these entities are deferred and reported in stockholders' equity as a component of "Accumulated Other Comprehensive Loss." The effects of foreign currency transactions denominated in a currency other than an entity's functional currency are included in "Other Expense, net."

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

        The Company recognizes revenue when it is realized or realizable and earned. Revenue is considered realized or realizable and earned upon delivery of the product, provided that an agreement of sale exists, the sales price is fixed or determinable, and collection is reasonably assured. In the case of certain products where the Company maintains consigned inventory at customer locations, revenue is recognized at the time the customer has used the inventory.

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

        The Company's sales adjustment related to distributor rebates given to the Company's United States distributors represents the difference between the Company's sales price to the distributor (at the Company's distributor "list price") and the negotiated price to be paid by the end-customer. This distributor rebate is recorded by the Company as a reduction to sales and a reduction to the distributor's accounts receivable at the time of sale to a distributor. The Company validates the distributor rebate accrual quarterly through either a review of the inventory reports obtained from its distributors or an estimate of its distributor's inventory. This distributor inventory information is used to verify the estimated liability for future distributor rebate claims based on historical rebates and contract rates. The Company periodically monitors current pricing trends and distributor inventory levels to ensure the credit for future distributor rebates is fairly stated.

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

Shipping and Handling Costs

        Shipping costs, which are costs incurred to physically move product from the Company's premises to the customer's premises, are included in "Selling, General, and Administrative Expenses." Handling costs, which are costs incurred to store, move, and prepare products for shipment, are included in "Cost of Sales." For the years ended December 31, 2014, 2013, and 2012, shipping costs of $60.5 million, $56.6 million, and $54.9 million, respectively, were included in "Selling, General, and Administrative Expenses."

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash Equivalents

        The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. These investments are valued at cost, which approximates fair value.

Investments

        The Company invests its excess cash in fixed-rate debt securities, including time deposits, commercial paper, U.S. government and agency securities, municipal securities, asset-backed securities, corporate debt securities, and municipal securities. Investments with maturities of one year or less are classified as short-term, and investments with maturities greater than one year are classified as long-term. Investments that the Company has the ability and intent to hold until maturity are classified as held-to-maturity and carried at amortized cost. Investments that are classified as available-for-sale are carried at fair value with unrealized gains and losses included in "Accumulated Other Comprehensive Loss." The Company determines the appropriate classification of its investments in fixed-rate debt securities at the time of purchase and reevaluates such designation at each balance sheet date.

        The Company also has long-term equity investments in companies that are in various stages of development. Certain of these investments are designated as available-for-sale. Other investments in unconsolidated affiliates are accounted for under the cost or the equity method of accounting, as appropriate. The Company accounts for investments in limited partnerships or limited liability corporations, whereby the Company owns a minimum of 5% of the investee's outstanding voting stock, under the equity method of accounting. These investments are recorded at the amount of the Company's investment and adjusted each period for the Company's share of the investee's income or loss and dividends paid. As investments accounted for under the cost method do not have readily determinable fair values, the Company only estimates fair value if there are identified events or changes in circumstances that could have a significant adverse effect on the investment's fair value.

        Realized gains and losses on investments that are sold are determined using the specific identification method and recorded to "Other Expense, net." Income relating to investments in fixed-rate debt securities is recorded to "Interest Income."

        The Company periodically reviews its investments for impairment. When the fair value of an investment declines below cost, management uses the following criteria to determine if such a decline should be considered other-than-temporary and result in a recognized loss:

  •
  the duration and extent to which the market value has been less than cost;

  •
  the financial condition and near term prospects of the investee/issuer;

  •
  the reasons for the decline in market value;

  •
  the Company's ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value; and

  •
  the investee's performance against product development milestones.

Allowance for Doubtful Accounts

        The Company records allowances for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions. When evaluating its

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

allowances for doubtful accounts related to receivables from customers in certain European countries that have historically paid beyond the stated terms, the Company's analysis considers a number of factors including evidence of the customer's ability to comply with credit terms, economic conditions, and procedures implemented by the Company to collect the historical receivables. Additional allowances for doubtful accounts may be required if there is deterioration in past due balances, if economic conditions are less favorable than the Company has anticipated, or for customer-specific circumstances, such as financial difficulty. The allowance for doubtful accounts was $11.3 million and $12.2 million at December 31, 2014 and 2013, respectively.

Inventories

        Inventories are stated at the lower of cost (first-in, first-out method) or market value. Market value for raw materials is based on replacement costs, and for other inventory classifications is based on net realizable value.

        A write-down for excess or inactive inventory is recorded for inventory which is obsolete, nearing its expiration date (generally triggered at six months prior to expiration), is damaged, or slow moving (generally defined as quantities in excess of a two-year supply). The allowance for excess and obsolete inventory was $32.2 million and $29.6 million at December 31, 2014 and 2013, respectively.

        The Company allocates to inventory general and administrative costs that are related to the production process. These costs include insurance, manufacturing accounting personnel, human resources personnel, and information technology. During the years ended December 31, 2014, 2013, and 2012, the Company allocated $29.1 million, $25.9 million, and $26.2 million, respectively, of general and administrative costs to inventory. General and administrative costs included in inventory at December 31, 2014 and 2013 were $17.5 million and $15.0 million, respectively.

        At December 31, 2014 and 2013, approximately $46.2 million and $40.0 million, respectively, of the Company's finished goods inventories were held on consignment.

Property, Plant, and Equipment

        Property, plant, and equipment are recorded at cost. Depreciation is principally calculated for financial reporting purposes on the straight-line method over the estimated useful lives of the related assets, which range from 10 to 40 years for buildings and improvements, from 3 to 15 years for machinery and equipment, and from 3 to 10 years for software. Leasehold improvements are amortized over the life of the related facility leases or the asset, whichever is shorter. Straight-line and accelerated methods of depreciation are used for income tax purposes.

        Depreciation expense for property, plant, and equipment was $57.5 million, $53.1 million, and $44.0 million for the years ended December 31, 2014, 2013, and 2012, respectively. Repairs and maintenance expense was $25.9 million, $21.7 million, and $20.6 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Impairment of Goodwill and Long-lived Assets

        Goodwill is reviewed for impairment annually in the fourth quarter of each fiscal year or whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. The Company identifies its reporting units and determines the carrying value of each reporting unit by assigning

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the assets and liabilities, including existing goodwill, to those reporting units. The fair value of the reporting unit is estimated based on the Company's market capitalization and a market revenue multiple. If the carrying value of the reporting unit exceeds its estimated fair value, then the Company measures the amount of the impairment loss by comparing the implied fair value of goodwill to its carrying value. In 2014, 2013, and 2012, the Company did not record any impairment loss as the fair value of each reporting unit significantly exceeded its respective carrying value.

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

        The Company is subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating the Company's uncertain tax positions and determining its

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

provision for income taxes. The Company recognizes the financial statement benefit of a tax position only after determining that a position would more likely than not be sustained based upon its technical merit if challenged by the relevant taxing authority and taken by management to the court of last resort. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon settlement with the relevant tax authority. The Company recognizes interest and penalties related to income tax matters in income tax expense.

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

        The table below presents the computation of basic and diluted earnings per share (in millions, except for per share information):

	Years ended December 31,
	2014	2013	2012
Basic:
Net income	$811.1	$389.1	$291.5

Weighted-average shares outstanding	106.5	111.7	114.9

Basic earnings per share	$7.62	$3.48	$2.54

Diluted:
Net income	$811.1	$389.1	$291.5

Weighted-average shares outstanding	106.5	111.7	114.9
Dilutive effect of stock plans	2.0	2.1	3.4

Dilutive weighted-average shares outstanding	108.5	113.8	118.3

Diluted earnings per share	$7.48	$3.42	$2.46

        Stock options, restricted stock units, and market-based restricted stock units to purchase approximately 2.4 million, 3.3 million, and 1.7 million shares for the years ended December 31, 2014, 2013, and 2012,

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

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

        Total stock-based compensation expense for the years ended December 31, 2014, 2013, and 2012 was as follows (in millions):

	December 31,
	2014	2013	2012
Cost of sales	$6.1	$5.9	$5.0
Selling, general, and administrative expenses	34.9	34.7	31.2
Research and development expenses	7.3	6.8	5.9

Total stock-based compensation expense	$48.3	$47.4	$42.1

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

        All derivative financial instruments are recognized at fair value in the consolidated balance sheets. For each derivative instrument that is designated and effective as a fair value hedge, the gain or loss on the derivative is recognized immediately to earnings, and offsets the loss or gain on the underlying hedged item. The gain or loss on fair value hedges is classified in net interest expense, as they hedge the interest rate risk associated with the Company's fixed-rate debt. The Company reports in "Accumulated Other Comprehensive Loss" the effective portion of the gain or loss on derivative financial instruments that are designated, and that qualify, as cash flow hedges. The Company reclassifies these gains and losses into earnings in the same period in which the underlying hedged transactions affect earnings. Any hedge ineffectiveness (which represents the amount by which the changes in fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current period earnings. During 2014, 2013, and 2012, the Company did not record any gains or losses due to hedge ineffectiveness. The gains and losses on derivative financial instruments for which the Company does not elect hedge accounting treatment are recognized in the consolidated statements of operations in each period based upon the change in the fair value of the derivative financial instrument. Cash flows from derivative financial instruments are reported as operating activities in the consolidated statements of cash flows.

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

New Accounting Standards Not Yet Adopted

        In May 2014, the FASB issued an update to the accounting guidance on revenue recognition. The new guidance provides a comprehensive, principles-based approach to revenue recognition, and supersedes most previous revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires improved disclosures on the nature, amount, timing, and uncertainty of revenue that is recognized. The guidance is effective for annual reporting periods beginning after December 15, 2016 and

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

interim periods therein. The new guidance can be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of the change recognized at the date of the initial application. The Company is currently assessing the impact this guidance will have on its consolidated financial statements, and has not yet selected a transition method.

3.    CHANGE IN ACCOUNTING PRINCIPLE

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

        The accompanying consolidated financial statements and related notes have been adjusted to reflect the impact of this change retrospectively to all prior periods presented. The cumulative effect of the change in accounting principle was a decrease in retained earnings of $10.5 million as of January 1, 2012. The following tables present the effects of the retrospective application of the change in accounting principle (in millions):

	As of December 31, 2013
Consolidated Balance Sheet	As Reported	As Adjusted
Other intangible assets, net	$57.2	$33.5
Deferred income taxes	70.1	79.0
Total assets	2,724.7	2,709.9
Retained earnings	2,045.6	2,030.8
Total stockholders' equity	1,559.2	1,544.4
Total liabilities and stockholders' equity	2,724.7	2,709.9

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.    CHANGE IN ACCOUNTING PRINCIPLE (Continued)

	Years Ended December 31,
	2013		2012
Consolidated Statement of Operations	As Reported	As Adjusted	As Reported	As Adjusted
Cost of sales	$522.4	$516.6	$494.6	$491.0
Gross profit	1,523.1	1,528.9	1,405.0	1,408.6
Selling, general, and administrative expenses(a)	745.6	733.4	705.3	697.4
Intellectual property litigation (income) expense, net(a)	—	(61.5)	—	14.4
Special (gains) charges(a)	(67.3)	16.3	16.0	16.0
Income before provision for income taxes	515.3	511.2	391.1	388.2
Provision for income taxes	123.6	122.1	97.9	96.7
Net income	391.7	389.1	293.2	291.5
Earnings per share:
Basic	$3.51	$3.48	$2.55	$2.54
Diluted	$3.44	$3.42	$2.48	$2.46

	Years Ended December 31,
	2013		2012
Consolidated Statement of Comprehensive Income	As Reported	As Adjusted	As Reported	As Adjusted
Net income	$391.7	$389.1	$293.2	$291.5
Comprehensive income	402.0	399.4	292.8	291.1

	Years Ended December 31,
	2013		2012
Consolidated Statement of Cash Flows	As Reported	As Adjusted	As Reported	As Adjusted
Net income	$391.7	$389.1	$293.2	$291.5
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	68.7	62.9	57.3	53.7
Deferred income taxes(a)	0.1	(12.4)	8.1	(26.4)
Other	3.2	6.7	3.9	3.2
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	4.6	(6.3)	12.8	1.6
Other	2.5	13.9	5.0	11.4

(a)
The above amounts also reflect certain reclassifications of previously reported amounts to conform to classifications used in the current year. See Note 2 for further information.

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.    INTELLECTUAL PROPERTY LITIGATION (INCOME) EXPENSE, NET

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

        The Company accounted for the settlement agreement as a multiple-element arrangement and allocated the total consideration to the identifiable elements based upon their relative fair value. The consideration assigned to each element was as follows (in millions):

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

        The Company incurred external legal costs related to intellectual property litigation of $9.6 million, $22.1 million, and $14.4 million during 2014, 2013, and 2012, respectively.

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. SPECIAL CHARGES

	Years Ended December 31,
	2014	2013	2012
	(in millions)
Charitable foundation contribution	$50.0	$—	$—
Acquisition of IPR&D	10.2	—	—
Settlement	7.5	—	—
Asset write-down	3.0	—	—
Realignment expenses	—	10.4	9.0
IPR&D impairment	—	5.9	—
Licensing of intellectual property	—	—	7.0

Total special charges	$70.7	$16.3	$16.0

  Charitable Foundation Contribution

        In June 2014, the Company contributed $50.0 million to the Edwards Lifesciences Foundation, a related-party not-for-profit organization intended to provide philanthropic support to health- and community-focused charitable organizations. The contribution was irrevocable and was recorded as an expense at the time of payment.

  Acquisition of IPR&D

        In December 2014, the Company acquired technology for use in its transcatheter mitral valve program. In connection with this acquisition, the Company recorded a $10.2 million IPR&D charge, including related expenses. The acquired technology has no alternative uses. Additional design developments, bench testing, pre-clinical studies, and human clinical studies must be successfully completed prior to selling any product. Under the terms of the purchase agreement, the Company must pay an additional $10.0 million if, within 9 years of the acquisition closing date, the Company receives CE Mark for a transcatheter mitral valve repair or replacement product that incorporates the acquired technology.

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

  Realignment Expenses

        In December 2013, the Company recorded a $10.4 million charge related primarily to severance expenses associated with a global workforce realignment impacting 118 employees. As of December 31, 2014, the

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. SPECIAL CHARGES (Continued)

Company's remaining severance obligations of $3.3 million are expected to be substantially paid by the end of 2015.

        In December 2012, the Company recorded a $9.0 million charge related primarily to severance expenses associated with a global workforce realignment impacting 92 employees. As of December 31, 2014, payments related to the realignment were complete.

  IPR&D Impairment

        In December 2013, the Company recorded a $5.9 million write-off of IPR&D assets acquired from Embrella Cardiovascular, Inc. For further information, see Note 8.

  Licensing of Intellectual Property

        In April 2012, the Company obtained an exclusive license to a suturing device for minimally invasive surgery applications. At the time, the intellectual property was under development, and there was uncertainty as to whether the product would ultimately be approved. The Company recorded a charge of $2.0 million related to the upfront licensing and royalty fees.

        In June 2012, the Company obtained a co-exclusive sublicense to intellectual property related to processing tissue and implanting cardiovascular valves. At the time, the intellectual property was under development and there was uncertainty as to whether the product would ultimately be approved. The Company recorded a charge of $5.0 million related to the upfront licensing fee.

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

        Components of selected captions in the consolidated balance sheets at December 31 are as follows:

	December 31,
	2014	2013
	(in millions)
Accounts receivable, net(a)
Trade accounts receivable	$293.1	$307.9
Allowance for doubtful accounts	(5.1)	(5.4)

	$288.0	$302.5

Inventories
Raw materials	$67.4	$57.8
Work in process	59.3	82.2
Finished products	170.1	168.9

	$296.8	$308.9

Property, plant, and equipment, net
Land	$25.4	$21.6
Buildings and leasehold improvements	270.6	268.2
Machinery and equipment	320.8	307.6
Equipment with customers	41.0	40.2
Software	99.6	99.2
Construction in progress	50.9	27.9

	808.3	764.7
Accumulated depreciation	(365.4)	(343.1)

	$442.9	$421.6

Long-term accounts receivable, net(a)
Long-term trade accounts receivable	$12.0	$14.1
Allowance for doubtful accounts	(6.2)	(6.8)

	$5.8	$7.3

Accrued and other liabilities
Employee compensation and withholdings	$190.5	$101.1
Clinical trial accruals	36.6	37.2
Property, payroll and other taxes	32.7	31.6
Accrued rebates	11.7	15.0
Taxes payable	9.1	7.1
Deferred income taxes	8.3	7.2
Realignment reserves	7.7	9.5
Litigation reserves (Note 17)	4.4	4.5
Fair value of derivatives	2.6	13.1
Other accrued liabilities	72.6	70.9

	$376.2	$297.2

(a)
As of December 31, 2014 and 2013, the Company's accounts receivables, net of the allowance for doubtful accounts, from customers in certain European countries were $69.7 million and $104.7 million, respectively. Balances from customers located in these countries that are expected to be collected beyond one year have been discounted to present value based on the estimated collection date.

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INVESTMENTS

  Debt Securities

        Investments in debt securities at the end of each period were as follows (in millions):

	December 31, 2014				December 31, 2013
Held-to-maturity	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Bank time deposits	$661.5	$—	$—	$661.5	$516.5	$—	$—	$516.5
Commercial paper	80.0	—	—	80.0	—	—	—	—
U.S. government and agency securities	58.9	0.1	(0.1)	58.9	—	—	—	—
Asset-backed securities	8.2	—	—	8.2	—	—	—	—
Corporate debt securities	24.7	—	—	24.7	—	—	—	—
Municipal securities	6.1	—	—	6.1	—	—	—	—

Total	$839.4	$0.1	$(0.1)	$839.4	$516.5	$—	$—	$516.5

Available-for-sale
Commercial paper	$13.0	$—	$—	$13.0	$—	$—	$—	$—
U.S. government and agency securities	1.0	—	—	1.0	—	—	—	—
Asset-backed securities	42.9	—	—	42.9	—	—	—	—
Corporate debt securities	103.6	—	(0.4)	103.2	—	—	—	—

Total	$160.5	$—	$(0.4)	$160.1	$—	$—	$—	$—

        The cost and fair value of investments in debt securities, by contractual maturity, as of December 31, 2014 were as follows:

	Held-to-Maturity		Available-for-Sale
	Cost	Fair Value	Cost	Fair Value
	(in millions)
Due in 1 year or less	$767.1	$767.1	$17.9	$17.9
Due after 1 year through 5 years	49.2	49.2	99.7	99.3
Instruments not due at a single maturity date	23.1	23.1	42.9	42.9

	$839.4	$839.4	$160.5	$160.1

        Actual maturities may differ from the contractual maturities due to call or prepayment rights.

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INVESTMENTS (Continued)

  Investments in Unconsolidated Affiliates

        The Company has a number of equity investments in privately and publicly held companies. Investments in these unconsolidated affiliates are recorded in "Long-term Investments" on the consolidated balance sheets, and are as follows:

	December 31,
	2014	2013
	(in millions)
Available-for-sale investments
Cost	$—	$0.4
Unrealized gains	0.4	0.4

Fair value of available-for-sale investments	0.4	0.8

Equity method investments
Cost	12.8	14.1
Equity in losses	(3.5)	(2.7)

Carrying value of equity method investments	9.3	11.4

Cost method investments
Carrying value of cost method investments	16.7	9.7

Total investments in unconsolidated affiliates	$26.4	$21.9

        In December 2014, the Company made a $10.0 million investment in one of its existing cost method investees, CardioKinetix, Inc. ("CardioKinetix"), for a total investment carrying value of $14.4 million. As part of the agreement, the Company also paid $15.0 million, included in "Other Assets," for an exclusive option to acquire CardioKinetix for up to $375.0 million, depending upon the achievement of certain milestones and regulatory approvals. CardioKinetix is pioneering a catheter-based treatment for heart failure that is currently in the clinical testing phase, and is financed primarily through equity investments. CardioKinetix is a VIE; however, the Company has determined that it is not CardioKinetix's primary beneficiary since the Company does not have the power to direct CardioKinetix's activities that most significantly impact its economic performance. The Company made this determination based on the development stage of CardioKinetix's product; the Company's inability to exercise influence over CardioKinetix, based on the Company's ownership percentage and voting rights, as well as its lack of involvement in day-to-day operations and management decisions; and the fact that the option to acquire CardioKinetix is currently significantly out of the money. Accordingly, the Company accounts for this investment as a cost method investment. The Company's maximum exposure to loss as a result of its involvement with CardioKinetix is limited to the carrying amount of its investment and the cost of the option to acquire CardioKinetix.

        During 2014, 2013, and 2012, the gross realized gains or losses from sales of available-for-sale investments were not material.

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.    GOODWILL AND OTHER INTANGIBLE ASSETS

        The changes in the carrying amount of goodwill, by segment, during the years ended December 31, 2014 and 2013 were as follows:

	United States	Europe	Total
	(in millions)
Goodwill at December 31, 2012	$308.3	$76.4	$384.7
Currency translation adjustment	—	0.7	0.7

Goodwill at December 31, 2013	308.3	77.1	385.4
Currency translation adjustment	—	(9.4)	(9.4)

Goodwill at December 31, 2014	$308.3	$67.7	$376.0

        Other intangible assets consist of the following (in millions):

	December 31,
	2014			2013
	Cost	Accumulated Amortization	Net Carrying Value	Cost	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets
Patents	$181.1	$(168.6)	$12.5	$181.6	$(163.5)	$18.1
Developed technology	45.6	(36.7)	8.9	43.3	(35.1)	8.2
Other	10.4	(8.4)	2.0	10.7	(8.1)	2.6

	237.1	(213.7)	23.4	235.6	(206.7)	28.9
Unamortizable intangible assets
IPR&D	—	—	—	4.6	—	4.6

	$237.1	$(213.7)	$23.4	$240.2	$(206.7)	$33.5

        The net carrying value of patents as of December 31, 2013 has been adjusted to reflect the Company's change in its method of accounting for certain legal costs related to the defense and enforcement of issued patents. For further information, see Note 3.

        Goodwill and IPR&D resulting from purchase business combinations are not subject to amortization. Other acquired intangible assets with definite lives are amortized on a straight-line basis over their expected useful lives. The Company expenses costs incurred to renew or extend the term of acquired intangible assets.

        On March 11, 2011, the Company acquired all the outstanding shares of Embrella. IPR&D acquired as part of the acquisition was capitalized at fair value, which was determined using the income approach. At the time of the valuation, it was assumed that approximately $4.4 million of additional research and development expenditures would be incurred prior to the date of product introduction and that net cash inflows would commence in late 2013. In the fourth quarter of 2013, the Company recorded a $5.9 million impairment charge because the carrying amount of the IPR&D was determined to be in excess of its estimated fair value due to a significant decrease in estimated future unit sales. The impaired IPR&D was reported in the Company's Europe segment. The decrease in estimated future unit sales was due to recent medical findings that diminished concern surrounding embolic protection devices with transcatheter aortic valve replacement procedures.

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.    GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        On October 9, 2012, the Company acquired all the outstanding shares of BMEYE, B.V. IPR&D acquired as part of the acquisition was capitalized at fair value, which was determined using the income approach. The valuation assumed approximately $8.4 million of additional research and development expenditures would be incurred prior to the date of product introduction. In the valuation, net cash inflows were forecasted to commence in 2014. During the fourth quarter of 2013, the Company transferred $0.8 million of the IPR&D to developed technology because the Company received CE Mark for the product in Europe. In June 2014, the Company transferred the remaining IPR&D to developed technology because the Company had received United States Food and Drug Administration approval for the product.

        Amortization expense related to other intangible assets for the years ended December 31, 2014, 2013, and 2012 was $8.4 million, $9.9 million, and $9.7 million, respectively. Estimated amortization expense for each of the years ending December 31 is as follows (in millions):

2015	$7.3
2016	7.2
2017	6.6
2018	1.3
2019	0.8

9.    DEBT, CREDIT FACILITIES AND LEASE OBLIGATIONS

        In October 2013, the Company issued $600.0 million of fixed-rate unsecured senior notes (the "Notes"). Interest is payable semi-annually in arrears, with payment due in April and October. The Company may redeem the Notes, in whole or in part, at any time and from time to time at specified redemption prices. In addition, upon the occurrence of certain change of control triggering events, the Company may be required to repurchase all or a portion of the Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest. The Notes also include covenants that limit the Company's ability to incur secured indebtedness, enter into sale and leaseback transactions, and consolidate, merge or transfer all or substantially all of its assets. The following is a summary of the Notes as of December 31, 2014 and 2013:

	December 31,
	2014		2013
	Amount	Effective Interest Rate	Amount	Effective Interest Rate
Fixed-rate 2.875% notes due October 15, 2018	$600.0	2.983%	$600.0	2.983%
Unamortized discount	(2.3)		(2.9)
Hedge accounting fair value adjustments (see Note 11)	0.4		(4.0)

Total carrying amount	$598.1		$593.1

        As of December 31, 2014, the fair value of the Notes, based on Level 2 inputs, was $610.4 million. As of December 31, 2013, the fair value of the Notes approximated the face value of the Notes. Issuance costs of $5.4 million, as well as the issuance discount on the Notes, are being amortized to interest expense over the term of the Notes.

        In July 2014, the Company entered into a Five-Year Credit Agreement ("the Credit Agreement") which matures on July 18, 2019, and the previous Four-Year Credit Agreement was terminated. The Credit Agreement provides up to an aggregate of $750.0 million in borrowings in multiple currencies. The Company

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.    DEBT, CREDIT FACILITIES AND LEASE OBLIGATIONS (Continued)

may increase the amount available under the Credit Agreement, subject to agreement of the lenders, by up to an additional $250.0 million in the aggregate. Borrowings generally bear interest at the London interbank offered rate ("LIBOR") plus a spread ranging from 1.0% to 1.5%, depending on the leverage ratio, as defined in the Credit Agreement. The Company also pays a facility fee ranging from 0.125% to 0.25%, depending on the leverage ratio, on the entire credit commitment available, whether or not drawn. The facility fee is expensed as incurred. During 2014, there were no borrowings under the Credit Agreement, and the facility fee was 0.15%. Issuance costs of $3.0 million are being amortized to interest expense over the term of the Credit Agreement. The Credit Agreement is unsecured and contains various financial and other covenants, including a maximum leverage ratio and a minimum interest coverage ratio, as defined in the Credit Agreement. The Company was in compliance with all covenants at December 31, 2014.

        During 2014, the spread over LIBOR for borrowings under the previous Four-Year Credit Agreement ranged from 0.975% to 1.2%, and the facility fee ranged from 0.15% to 0.175%.

        The weighted-average interest rate under all debt obligations was 2.7% at both December 31, 2014 and 2013, respectively.

        Certain facilities and equipment are leased under operating leases expiring at various dates. Most of the operating leases contain renewal options. Total expense for all operating leases was $22.9 million, $25.9 million, and $23.9 million for the years 2014, 2013, and 2012, respectively.

        Future minimum lease payments (including interest) under non-cancelable operating leases and aggregate debt maturities at December 31, 2014 were as follows (in millions):

	Operating Leases	Aggregate Debt Maturities
2015	$20.6	$—
2016	16.4	—
2017	11.3	—
2018	8.0	600.0
2019	5.6	—
Thereafter	18.5	—

Total obligations and commitments	$80.4	$600.0

10.    FAIR VALUE MEASUREMENTS

        The consolidated financial statements include financial instruments for which the fair market value of such instruments may differ from amounts reflected on a historical cost basis. Financial instruments of the Company consist of cash deposits, accounts and other receivables, investments, accounts payable, certain accrued liabilities, and borrowings under the Credit Agreement. The carrying value of these financial instruments generally approximates fair value due to their short-term nature. Financial instruments also include notes payable. See Note 9 for further information on the fair value of the Notes.

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

  Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following table summarizes the Company's financial instruments which are measured at fair value on a recurring basis as of December 31, 2014 and 2013 (in millions):

December 31, 2014	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$32.6	$12.0	$—	$44.6
Available-for-sale investments:
Corporate debt securities	—	103.2	—	103.2
Asset-backed securities	—	42.9	—	42.9
U.S. government and agency securities	—	1.0	—	1.0
Commercial paper	—	13.0	—	13.0
Equity investments in unconsolidated affiliates	0.4	—	—	0.4
Investments held for deferred compensation plan	28.2	—	—	28.2
Derivatives	—	50.7	—	50.7

	$61.2	$222.8	$—	$284.0

Liabilities
Derivatives	$—	$2.6	$—	$2.6
Deferred compensation plan	28.7	—	—	28.7

	$28.7	$2.6	$—	$31.3

December 31, 2013
Assets
Investments held for deferred compensation plan	$15.1	$—	$—	$15.1
Available-for-sale investments:
Equity investments in unconsolidated affiliates	0.8	—	—	0.8
Derivatives	—	13.8	—	13.8

	$15.9	$13.8	$—	$29.7

Liabilities
Derivatives	$—	$17.2	$—	$17.2
Deferred compensation plan	15.5	—	—	15.5

	$15.5	$17.2	$—	$32.7

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.    FAIR VALUE MEASUREMENTS (Continued)

  Cash Equivalents and Available-for-sale Investments

        The Company estimates the fair values of its money market funds based on quoted prices in active markets for identical assets. The Company estimates the fair values of its commercial paper, U.S. government and agency securities, asset-backed securities, and corporate debt securities by taking into consideration valuations obtained from third-party pricing services. The pricing services use industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades and broker-dealer quotes on the same or similar securities, benchmark yields, credit spreads, prepayment and default projections based on historical data, and other observable inputs. The Company independently reviews and validates the pricing received from the third-party pricing service by comparing the prices to prices reported by a secondary pricing source. The Company's validation procedures have not resulted in an adjustment to the pricing received from the pricing service.

        Investments in unconsolidated affiliates are long-term equity investments in companies that are in various stages of development. Certain of the Company's investments in unconsolidated affiliates are designated as available-for-sale. These investments are carried at fair market value based on quoted market prices.

  Deferred Compensation Plan

        The Company holds investments in trading securities related to its executive deferred compensation plan. The investments are in a variety of stock and bond mutual funds. The fair values of these investments and the corresponding liabilities are based on quoted market prices.

  Derivative Instruments

        The Company uses derivative financial instruments in the form of foreign currency forward exchange contracts and foreign currency option contracts to manage foreign currency exposures, and interest rate swap agreements to manage its interest rate exposures. All derivatives contracts are recognized on the balance sheet at their fair value. The fair value of foreign currency derivative financial instruments was estimated based on quoted market foreign exchange rates and market discount rates as of December 31, 2014 and 2013. The fair value of the interest rate swap agreements was determined based on a discounted cash flow analysis reflecting the contractual terms of the agreements and the 6-month LIBOR forward interest rate curve. Judgment was employed in interpreting market data to develop estimates of fair value; accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

        The Company uses derivative financial instruments to manage its currency exchange rate risk and its interest rate risk as summarized below. Notional amounts are stated in United States dollar equivalents at spot exchange rates at the respective dates. The Company does not enter into these arrangements for trading or speculation purposes.

	Notional Amount
	December 31, 2014	December 31, 2013
	(in millions)
Foreign currency forward exchange contracts	$761.2	$805.5
Interest rate swap agreements	300.0	300.0
Foreign currency option contracts	9.2	—

        The following table presents the location and fair value amounts of derivative instruments reported in the consolidated balance sheets (in millions):

		Fair Value
	Balance Sheet Location	December 31, 2014	December 31, 2013
Derivatives designated as hedging instruments
Assets
Foreign currency contracts	Other current assets	$45.2	$13.8
Interest rate swap agreements	Other assets	$0.4	$—
Liabilities
Foreign currency contracts	Accrued and other liabilities	$2.6	$13.2
Interest rate swap agreements	Other long-term liabilities	$—	$4.0
Derivatives not designated as hedging instruments
Assets
Foreign currency contracts	Other assets	$5.1	$—

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

        The following table presents the effect of master-netting agreements and rights of offset on the consolidated balance sheets (in millions):

				Gross Amounts Not Offset in the Consolidated Balance Sheet
		Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet
December 31, 2014	Gross Amounts			Financial Instruments	Cash Collateral Received	Net Amount
Derivative Assets
Foreign currency contracts	$50.3	$—	$50.3	$(2.6)	$—	$47.7
Interest rate swap agreements	$0.4	$—	$0.4	$—	$—	$0.4
Derivative Liabilities
Foreign currency contracts	$2.6	$—	$2.6	$(2.6)	$—	$—

December 31, 2013
Derivative Assets
Foreign currency contracts	$13.8	$—	$13.8	$(9.5)	$—	$4.3
Derivative Liabilities
Foreign currency contracts	$13.2	$—	$13.2	$(9.5)	$—	$3.7
Interest rate swap agreements	$4.0	$—	$4.0	$—	$—	$4.0

        The following tables present the effect of derivative instruments on the consolidated statements of operations and consolidated statements of comprehensive income (in millions):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income
	2014	2013		2014	2013
Derivatives in cash flow hedging relationships
Foreign currency contracts	$54.3	$16.3	Cost of sales	$7.6	$21.5

		Amount of Gain or (Loss) Recognized in Income on Derivative
	Location of Gain or (Loss) Recognized in Income on Derivative
		2014	2013	2012
Derivatives in fair value hedging relationships
Interest rate swap agreements	Interest expense	$4.4	$(4.0)	$—

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

        The gains and losses on the interest rate swap agreements are fully offset by the changes in the fair value of the fixed-rate debt being hedged.

		Amount of Gain or (Loss) Recognized in Income on Derivative
	Location of Gain or (Loss) Recognized in Income on Derivative
		2014	2013	2012
Derivatives not designated as hedging instruments
Foreign currency contracts	Other expense, net	$13.7	$18.4	$4.4

        The Company expects that during 2015 it will reclassify to earnings a $9.9 million gain currently recorded in "Accumulated Other Comprehensive Loss."

        For the years ended December 31, 2014, 2013, and 2012, the Company did not record any gains or losses due to hedge ineffectiveness.

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.    EMPLOYEE BENEFIT PLANS

Defined Benefit Plans

        Edwards Lifesciences maintains defined benefit pension plans in Japan and certain European countries. Information regarding the Company's defined benefit pension plans is as follows (in millions):

	Years Ended December 31,
	2014	2013
Change in projected benefit obligation:
Beginning of year	$111.2	$108.0
Service cost	6.3	7.6
Interest cost	2.2	2.0
Participant contributions	1.9	1.9
Actuarial loss (gain)	12.0	(5.6)
Benefits paid	0.3	—
Plan amendment	(1.0)	—
Currency exchange rate changes and other	(9.8)	(2.7)

End of year	$123.1	$111.2

Change in fair value of plan assets:
Beginning of year	$68.5	$57.2
Actual return on plan assets	4.2	4.4
Employer contributions	5.0	6.7
Participant contributions	1.9	1.9
Benefits paid	0.3	—
Currency exchange rate changes and other	(6.1)	(1.7)

End of year	$73.8	$68.5

Funded Status
Projected benefit obligation	$(123.1)	$(111.2)
Plan assets at fair value	73.8	68.5

Underfunded status	$(49.3)	$(42.7)

Net amounts recognized on the consolidated balance sheet:
Other long-term liabilities	$49.3	$42.7

Accumulated other comprehensive loss, net of tax:
Net actuarial loss	$(24.1)	$(16.7)
Net prior service credit	2.6	2.1
Deferred income tax benefit	4.7	3.4

Total	$(16.8)	$(11.2)

        The accumulated benefit obligation ("ABO") for all defined benefit pension plans was $109.3 million and $99.3 million as of December 31, 2014 and 2013, respectively. The projected benefit obligation and ABO were in excess of plan assets for all pension plans as of December 31, 2014 and 2013.

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.    EMPLOYEE BENEFIT PLANS (Continued)

        The components of net periodic benefit cost are as follows (in millions):

	Years Ended December 31,
	2014	2013	2012
Service cost, net	$6.3	$7.6	$7.2
Interest cost	2.2	2.0	2.3
Expected return on plan assets	(1.6)	(1.2)	(1.4)
Curtailment gain	—	—	(0.2)
Amortization of actuarial loss	0.5	1.3	0.8
Amortization of prior service credit	(0.3)	(0.3)	(0.3)
Amortization of transition obligation	—	—	0.1

Net periodic pension benefit cost	$7.1	$9.4	$8.5

        The net actuarial loss and prior service credit that will be amortized from "Accumulated Other Comprehensive Loss" into net periodic benefits cost in 2015 are expected to be $1.1 million and $(0.4) million, respectively.

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

        The weighted-average assumptions used to determine the benefit obligations are as follows:

	December 31,
	2014	2013
Discount rate	1.4%	2.2%
Rate of compensation increase	3.0%	3.1%
Social securities increase	1.6%	1.8%
Pension increase	2.0%	2.0%

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.    EMPLOYEE BENEFIT PLANS (Continued)

        The weighted-average assumptions used to determine the net periodic benefit cost are as follows:

	Years ended December 31,
	2014	2013	2012
Discount rate	2.2%	1.9%	2.5%
Expected return on plan assets	2.6%	2.1%	2.6%
Rate of compensation increase	3.1%	3.1%	3.1%
Social securities increase	1.8%	1.8%	1.8%
Pension increase	2.0%	2.0%	2.0%

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

        The Administrative and Investment Committee decides on the defined benefit plan provider in each location and that provider decides the target allocation for the Company's defined benefit plan at that location. The target asset allocation selected reflects a risk/return profile the Company feels is appropriate relative to the plans' liability structure and return goals. In certain plans, asset allocations may be governed by local requirements. Target weighted-average asset allocations at December 31, 2014, by asset category, are as follows:

Insurance contracts	80.7%
Equity securities	10.4%
Debt securities	8.9%

Total	100.0%

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.    EMPLOYEE BENEFIT PLANS (Continued)

        The fair values of the Company's defined benefit plan assets at December 31, 2014 and 2013, by asset category, are as follows (in millions):

December 31, 2014	Level 1	Level 2	Level 3	Total
Asset Category
Cash	$0.5	$—	$—	$0.5
Equity securities:
United States equities	2.8	—	—	2.8
International equities	6.8	—	—	6.8
Debt securities:
United States government bonds	0.6	—	—	0.6
International government bonds	4.7	—	—	4.7
Insurance contracts	—	—	58.4	58.4

	$15.4	$—	$58.4	$73.8

December 31, 2013
Asset Category
Cash	$0.8	$—	$—	$0.8
Equity securities:
United States equities	2.1	—	—	2.1
International equities	5.9	—	—	5.9
Debt securities:
United States government bonds	0.6	—	—	0.6
International government bonds	4.5	—	—	4.5
Insurance contracts	—	—	54.6	54.6

	$13.9	$—	$54.6	$68.5

        The following table summarizes the changes in fair value of the Company's defined benefit plan assets that have been classified as Level 3 for the years ended December 31, 2014 and 2013 (in millions):

Insurance Contracts
Balance at December 31, 2012	$45.7
Actual return on plan assets:
Relating to assets still held at December 31, 2013	0.9
Relating to assets sold during 2013	0.1
Purchases, sales and settlements	6.9
Currency exchange rate impact	1.0

Balance at December 31, 2013	54.6
Actual return on plan assets:
Relating to assets still held at December 31, 2014	3.0
Purchases, sales and settlements	4.9
Currency exchange rate impact	(4.1)

Balance at December 31, 2014	$58.4

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

        The following benefit payments, which reflect expected future service, as appropriate, at December 31, 2014, are expected to be paid (in millions):

2015	$3.7
2016	5.5
2017	4.2
2018	4.2
2019	4.1
2020-2024	32.3

        As of December 31, 2014, expected employer contributions for 2015 are $5.8 million.

Defined Contribution Plans

        The Company's employees in the United States and Puerto Rico are eligible to participate in a qualified 401(k) and 1165(e) plan, respectively. In the United States, participants may contribute up to 25% of their eligible compensation (subject to tax code limitation) to the plan. Edwards Lifesciences matches the first 3% of the participant's annual eligible compensation contributed to the plan on a dollar-for-dollar basis. Edwards Lifesciences matches the next 2% of the participant's annual eligible compensation to the plan on a 50% basis. In Puerto Rico, participants may contribute up to 25% of their annual compensation (subject to tax code limitation) to the plan. Edwards Lifesciences matches the first 4% of participant's annual eligible compensation contributed to the plan on a 50% basis. The Company also provides a 2% profit sharing contribution calculated on eligible earnings for each employee. Matching contributions relating to Edwards Lifesciences employees were $12.8 million, $12.0 million, and $10.8 million in 2014, 2013, and 2012, respectively.

        The Company also has nonqualified deferred compensation plans for a select group of employees. The plans provide eligible participants the opportunity to defer eligible compensation to future dates specified by the participant with a return based on investment alternatives selected by the participant. The amount accrued under these nonqualified plans was $28.7 million and $25.9 million at December 31, 2014 and 2013, respectively.

13.    COMMON STOCK

Treasury Stock

        In May 2013, the Board of Directors approved a stock repurchase program authorizing the Company to purchase up to $750.0 million of the Company's common stock from time to time until December 31, 2016. In July 2014, the Board of Directors approved a new stock repurchase program providing for an additional $750.0 million of repurchases without a specified end date. Stock repurchased under these programs will be used to offset obligations under the Company's employee stock option programs and reduce the total shares outstanding.

        During 2014, 2013, and 2012, the Company repurchased 4.4 million, 6.8 million, and 4.0 million shares, respectively, at an aggregate cost of $300.9 million, $497.0 million, and $353.2 million, respectively, including shares purchased under the accelerated share repurchase ("ASR") agreements described below and shares

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.    COMMON STOCK (Continued)

acquired to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees. The timing and size of any future stock repurchases are subject to a variety of factors, including market conditions, stock prices, and other cash requirements.

  Accelerated Share Repurchase

        During 2013 and 2012, the Company entered into ASR agreements providing for the repurchase of the Company's common stock based on the volume-weighted average price ("VWAP") of the Company's common stock during the terms of the agreements, less a discount. The ASR agreements were subject to collar provisions that established minimum and maximum number of shares to be repurchased. The following table summarizes the terms of the ASR agreements (dollars and shares in millions, except per-share data):

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

Employee and Director Stock Plans

        The Edwards Lifesciences Corporation Long-term Stock Incentive Compensation Program (the "Program") provides for the grant of incentive and non-qualified stock options, restricted stock, and restricted stock units for eligible employees and contractors of the Company. Under the Program, these grants are awarded at a price equal to the fair market value at the date of grant based upon the closing price on that date. Options to purchase shares of the Company's common stock granted under the Program generally vest over predetermined periods of between three to four years and expire seven years after the date of grant. Restricted stock units of the Company's common stock granted under the Program generally vest over predetermined periods ranging from three to five years after the date of grant. Market-based restricted stock units of the Company's common stock granted under the Program vest based on a combination of certain service and market conditions. The actual number of shares issued will be determined based on the Company's total shareholder return relative to a selected industry peer group over a three-year performance period, and may range from 0% to 175% of the targeted number of shares granted. On May 8, 2014, an amendment and restatement of the Program was approved by the Company's stockholders. Under the amended Program, the number of shares of common stock available for issuance under the Program was 50.9 million shares. No more than 4.6 million shares reserved for issuance may be granted in the form of restricted stock or restricted stock units.

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.    COMMON STOCK (Continued)

        The Company also maintains the Nonemployee Directors Stock Incentive Compensation Program (the "Nonemployee Directors Program"). Under the Nonemployee Directors Program, each nonemployee director may receive annually up to 20,000 stock options or 8,000 restricted stock units of the Company's common stock, or a combination thereof, provided that in no event may the total value of the combined annual award exceed $0.2 million. Each option and restricted stock unit award granted in 2011 or prior generally vests in three equal annual installments. Each option and restricted stock unit award granted after 2011 generally vests after one year. Additionally, each nonemployee director may elect to receive all or a portion of the annual cash retainer to which the director is otherwise entitled through the issuance of stock options or restricted shares. Each option received as a deferral of the cash retainer immediately vests on the grant date, and each restricted share award vests after one year. Upon a director's initial election to the Board, the director receives an initial grant of stock options equal to a fair market value on grant date of $0.2 million, not to exceed 10,000 shares. These grants vest over three years from the date of grant. Under the Nonemployee Directors Program, an aggregate of 1.4 million shares of the Company's common stock has been authorized for issuance.

        The Company has an employee stock purchase plan for United States employees and a plan for international employees (collectively "ESPP"). Under the ESPP, eligible employees may purchase shares of the Company's common stock at 85% of the lower of the fair market value of Edwards Lifesciences common stock on the effective date of subscription or the date of purchase. Under the ESPP, employees can authorize the Company to withhold up to 12% of their compensation for common stock purchases, subject to certain limitations. The ESPP is available to all active employees of the Company paid from the United States payroll and to eligible employees of the Company outside the United States, to the extent permitted by local law. The ESPP for United States employees is qualified under Section 423 of the Internal Revenue Code. The number of shares of common stock authorized for issuance under the ESPP was 6.9 million shares.

        The fair value of each option award and employee stock purchase subscription is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following tables. The risk-free interest rate is estimated using the U.S. Treasury yield curve and is based on the expected term of the award. Expected volatility is estimated based on a blend of the weighted-average of the historical volatility of Edwards Lifesciences' stock and the implied volatility from traded options on Edwards Lifesciences' stock. The expected term of awards granted is estimated from the vesting period of the award, as well as historical exercise behavior, and represents the period of time that awards granted are expected to be outstanding. The Company uses historical data to estimate forfeitures and has estimated an annual forfeiture rate of 5.4%.

        The Black-Scholes option pricing model was used with the following weighted-average assumptions for options granted during the following periods:

Option Awards

	2014	2013	2012
Average risk-free interest rate	1.5%	0.8%	0.7%
Expected dividend yield	None	None	None
Expected volatility	31%	31%	31%
Expected life (years)	4.6	4.6	4.6
Fair value, per share	$23.50	$19.47	$23.93

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.    COMMON STOCK (Continued)

        The Black-Scholes option pricing model was used with the following weighted-average assumptions for ESPP subscriptions granted during the following periods:

ESPP

	2014	2013	2012
Average risk-free interest rate	0.1%	0.1%	0.1%
Expected dividend yield	None	None	None
Expected volatility	30%	33%	33%
Expected life (years)	0.6	0.6	0.6
Fair value, per share	$17.19	$19.87	$21.30

        The fair value of market-based restricted stock units was determined using a Monte Carlo simulation model, which uses multiple input variables to determine the probability of satisfying the market condition requirements. The weighted-average assumptions used to determine the fair value of the market-based restricted stock units during the years ended December 31, 2014, 2013, and 2012 included a risk-free interest rate of 0.9%, 0.4%, and 0.3%, respectively, and an expected volatility rate of 31.7%, 33.4%, and 30.4%, respectively.

        Stock option activity during the year ended December 31, 2014 under the Program and the Nonemployee Directors Program was as follows (in millions, except years and per-share amounts):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2013	7.7	$56.37
Options granted	1.4	83.13
Options exercised	(2.4)	38.47
Options forfeited	(0.3)	78.20

Outstanding as of December 31, 2014	6.4	67.86	3.9 years	$381.3

Exercisable as of December 31, 2014	3.9	59.84	2.9 years	264.5

Vested and expected to vest as of December 31, 2014	6.1	67.30	3.9 years	368.4

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.    COMMON STOCK (Continued)

        The following table summarizes nonvested restricted stock unit activity during the year ended December 31, 2014 under the Program and the Nonemployee Directors Program (in millions, except per-share amounts):

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested as of December 31, 2013	0.8	$75.87
Granted(a)	0.3	85.01
Vested	(0.2)	68.97

Nonvested as of December 31, 2014	0.9	80.55

(a)
Includes 39,000 shares of market-based restricted stock units granted during 2014, which represents the targeted number of shares to be issued. As described above, the actual number of shares ultimately issued will be determined based on the Company's total shareholder return relative to a selected industry peer group.

        The intrinsic value of stock options exercised and restricted stock units vested during the years ended December 31, 2014, 2013, and 2012 were $158.8 million, $73.9 million, and $252.8 million, respectively. The intrinsic value of stock options is calculated as the amount by which the market price of the Company's common stock exceeds the exercise price of the option. During the years ended December 31, 2014, 2013, and 2012, the Company received cash from exercises of stock options of $93.2 million, $26.3 million, and $80.5 million, respectively, and realized tax benefits from exercises of stock options and vesting of restricted stock units of $51.9 million, $24.7 million, and $82.6 million, respectively. The total grant-date fair value of stock options vested during the years ended December 31, 2014, 2013, and 2012 were $12.5 million, $21.8 million, and $19.5 million, respectively.

        As of December 31, 2014, the total remaining unrecognized compensation expense related to nonvested stock options, restricted stock units, market-based restricted stock units, and employee stock purchase subscriptions amounted to $83.6 million, which will be amortized over the weighted-average remaining requisite service period of 30 months.

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.    ACCUMULATED OTHER COMPREHENSIVE LOSS

        Presented below is a summary of activity for each component of "Accumulated Other Comprehensive Loss" for the years ended December 31, 2014, 2013, and 2012. Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in non-United States subsidiaries.

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Gain (Loss) on Available-for-sale Investments	Unrealized Pension Costs(a)	Total Accumulated Other Comprehensive Loss
	(in millions)
December 31, 2011	$(30.0)	$5.9	$1.1	$(14.5)	$(37.5)
Other comprehensive income (loss) before reclassifications	4.2	13.7	0.1	(7.8)	10.2
Amounts reclassified from accumulated other comprehensive loss	—	(12.2)	0.3	0.6	(11.3)
Deferred income tax (expense) benefit	—	(0.4)	(0.1)	1.2	0.7

December 31, 2012	(25.8)	7.0	1.4	(20.5)	(37.9)
Other comprehensive income (loss) before reclassifications	5.6	16.3	(1.2)	9.9	30.6
Amounts reclassified from accumulated other comprehensive loss	—	(21.5)	—	1.0	(20.5)
Deferred income tax benefit (expense)	—	1.7	0.1	(1.6)	0.2

December 31, 2013	(20.2)	3.5	0.3	(11.2)	(27.6)
Other comprehensive (loss) income before reclassifications	(96.2)	54.3	(0.8)	(7.1)	(49.8)
Amounts reclassified from accumulated other comprehensive loss	—	(7.6)	0.4	0.2	(7.0)
Deferred income tax (expense) benefit	—	(17.9)	0.1	1.3	(16.5)

December 31, 2014	$(116.4)	$32.3	$—	$(16.8)	$(100.9)

(a)
For the years ended December 31, 2014, 2013, and 2012, the change in unrealized pension costs consisted of the following (in millions):

	Pre-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
2014
Prior service credit arising during period	$0.8	$—	$0.8
Amortization of prior service credit	(0.3)	—	(0.3)

Net prior service credit arising during period	0.5	—	0.5
Net actuarial loss arising during period	(7.4)	1.3	(6.1)

Unrealized pension costs, net	$(6.9)	$1.3	$(5.6)

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.    ACCUMULATED OTHER COMPREHENSIVE LOSS (Continued)

	Pre-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
2013
Prior service cost arising during period	$—	$—	$—
Amortization of prior service credit	(0.3)	—	(0.3)

Net prior service cost arising during period	(0.3)	—	(0.3)
Net actuarial gain arising during period	11.2	(1.6)	9.6

Unrealized pension costs, net	$10.9	$(1.6)	$9.3

2012
Prior service cost arising during period	$(0.2)	$—	$(0.2)
Amortization of prior service credit	(0.3)	—	(0.3)

Net prior service cost arising during period	(0.5)	—	(0.5)
Net transition obligation amortized during period	0.1	—	0.1
Net actuarial loss arising during period	(6.8)	1.2	(5.6)

Unrealized pension costs, net	$(7.2)	$1.2	$(6.0)

        The following table provides information about amounts reclassified from "Accumulated Other Comprehensive Loss" (in millions):

	Years Ended December 31,
			Affected Line on Consolidated Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	2014	2013
Gain on cash flow hedges	$7.6	$21.5	Cost of sales
	(2.9)	(8.4)	Provision for income taxes

	$4.7	$13.1	Net of tax

Loss on available-for-sale investments	$(0.4)	$—	Other expense, net
	—	—	Provision for income taxes

	$(0.4)	$—	Net of tax

Amortization of pension adjustments	$(0.2)	$(1.0)	(a)
	0.1	0.2	Provision for income taxes

	$(0.1)	$(0.8)	Net of tax

(a)
This item is included in the components of net periodic benefit costs. See Note 12 for additional information.

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.    OTHER EXPENSE, NET

	Years Ended December 31,
	2014	2013	2012
	(in millions)
Promissory note impairment	$4.0	$—	$—
Loss on investments	4.5	0.4	0.7
Insurance settlement gain	(3.7)	—	—
Foreign exchange losses, net	2.0	1.5	1.2
Lease contract termination costs	1.0	—	—
Other	(0.1)	(0.6)	(0.2)

Total other expense, net	$7.7	$1.3	$1.7

16.    INCOME TAXES

        The Company's income before provision for income taxes was generated from United States and international operations as follows (in millions):

	Years Ended December 31,
	2014	2013	2012
United States	$791.1	$215.5	$140.8
International, including Puerto Rico	352.9	295.7	247.4

	$1,144.0	$511.2	$388.2

        The provision for income taxes consists of the following (in millions):

	Years Ended December 31,
	2014	2013	2012
Current
United States:
Federal	$341.5	$42.5	$87.2
State and local	23.3	5.7	5.9
International, including Puerto Rico	34.8	27.9	31.6

Current income tax expense	399.6	76.1	124.7

Deferred
United States:
Federal	(46.4)	39.8	(24.9)
State and local	(8.1)	0.8	(2.1)
International, including Puerto Rico	(12.2)	5.4	(1.0)

Deferred income tax (benefit) expense	(66.7)	46.0	(28.0)

Total income tax provision	$332.9	$122.1	$96.7

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.    INCOME TAXES (Continued)

        The components of deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2014	2013
Deferred tax assets
Compensation and benefits	$82.3	$58.2
Benefits from uncertain tax positions	41.4	32.6
Net tax credit carryforwards	32.1	25.1
Net operating loss carryforwards	31.8	33.6
Accrued liabilities	25.3	23.0
Inventories	11.7	8.7
Cash flow hedges	—	3.2
State income taxes	6.8	1.4
Investments	2.6	2.1
Other	4.8	1.8

Total deferred tax assets	238.8	189.7

Deferred tax liabilities
Property, plant, and equipment	(25.8)	(23.6)
Cash flow hedges	(11.9)	—
Deferred tax on foreign earnings	(4.9)	(15.6)
Inventories	(3.1)	—
Other intangible assets	(0.5)	(1.2)
Other	(1.7)	(1.6)

Total deferred tax liabilities	(47.9)	(42.0)

Valuation allowance	(47.7)	(46.4)

Net deferred tax assets	$143.2	$101.3

        During 2014, net deferred tax assets increased $41.9 million, including items that were recorded to stockholders' equity and which did not impact the Company's income tax provision.

        The valuation allowance of $47.7 million as of December 31, 2014 reduces certain deferred tax assets to amounts that are more likely than not to be realized. This allowance primarily relates to the net operating loss and capital loss carryforwards of certain United States and non-United States subsidiaries, and to the deferred tax assets established for impairment losses on certain investments and for certain non-United States credit carryforwards.

        A valuation allowance of $2.6 million has been provided for other-than-temporary impairments and unrealized losses related to certain investments that may not be recognized due to the uncertainty of the ready marketability of certain impaired investments.

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.    INCOME TAXES (Continued)

        Net operating loss carryforwards and the related carryforward periods at December 31, 2014 are summarized as follows (in millions):

	Carryforward Amount	Tax Benefit Amount	Valuation Allowance	Net Tax Benefit	Carryforward Period Ends
United States state net operating losses	$16.0	$1.0	$(0.8)	$0.2	2015-2032
Non-United States net operating losses	57.5	14.4	(13.8)	0.6	2015-2023
Non-United States net operating losses	49.0	16.6	(16.5)	0.1	Indefinite

Total	$122.5	$32.0	$(31.1)	$0.9

        Tax credit carryforwards and the related carryforward periods at December 31, 2014 are summarized as follows (in millions):

	Carryforward Amount	Valuation Allowance	Net Tax Benefit	Carryforward Period Ends
California research expenditure tax credits	$52.5	$—	$52.5	Indefinite
Puerto Rico purchases credit	13.0	(13.0)	—	Indefinite

Total	$65.5	$(13.0)	$52.5

        The Company has $52.5 million of California research expenditure tax credits it expects to use in future periods. The credits may be carried forward indefinitely. Based upon anticipated future taxable income, the Company expects that it is more likely than not that all California research expenditure tax credits will be utilized, although the utilization of the full benefit is expected to occur over a number of years and into the far distant future. Accordingly, no valuation allowance has been provided.

        The United States state net operating loss carryforwards include $2.7 million of losses attributable to windfall stock option deductions. A net benefit of $0.2 million will be recorded to "Additional Paid-in Capital" when realized as a reduction to income taxes payable.

        Approximately $7.7 million of the total $52.5 million California research expenditure tax credit carryforwards are attributable to windfall stock option deductions and will be recorded as a benefit to "Additional Paid-in Capital" when realized as a reduction to income taxes payable.

        Deferred income taxes have not been provided on the undistributed earnings of certain of the Company's foreign subsidiaries of approximately $1,652.8 million as of December 31, 2014 since these amounts are intended to be indefinitely reinvested in foreign operations. It is not practicable to calculate the deferred taxes associated with these earnings because of the variability of multiple factors that would need to be assessed at the time of any assumed repatriation; however, foreign tax credits would likely be available to reduce federal income taxes in the event of distribution. In making this assertion, the Company evaluates, among other factors, the profitability of its United States and foreign operations and the need for cash within and outside the United States, including cash requirements for capital improvement, acquisitions, market expansion, and stock repurchase programs. The Company does not expect any earnings for certain of its foreign subsidiaries to be indefinitely reinvested and records the tax impact in net income currently.

        The Company has received tax incentives in Puerto Rico, the Dominican Republic, Singapore, and Switzerland. The tax reductions as compared to the local statutory rates favorably impacted earnings per diluted share for the years ended December 31, 2014, 2013, and 2012 by $0.63, $0.44, and $0.39,

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.    INCOME TAXES (Continued)

respectively. The Puerto Rico, Dominican Republic, Singapore and Switzerland grants provide the Company's manufacturing operations partial or full exemption from local taxes until the years 2028, 2030 (subject to review beginning in 2015), 2024, and 2015, respectively.

        A reconciliation of the United States federal statutory income tax rate to the Company's effective income tax rate is as follows (in millions):

	Years Ended December 31,
	2014	2013	2012
Income tax expense at U.S. federal statutory rate	$400.4	$178.9	$135.9
Foreign income taxed at different rates	(67.1)	(60.6)	(41.5)
State and local taxes, net of federal tax benefit	19.3	5.8	3.7
Tax credits, federal and state	(13.5)	(19.8)	(4.9)
Release of reserve for uncertain tax positions for prior years	(4.8)	(3.9)	(0.8)
U.S. tax on foreign earnings, net of credits	(3.1)	18.9	0.7
Nondeductible stock-based compensation	2.1	2.6	1.9
Other	(0.4)	0.2	1.7

Income tax provision	$332.9	$122.1	$96.7

        The effective income tax rate for the year ended December 31, 2014 included (1) $262.1 million of tax expense associated with a $750.0 million litigation settlement payment received from Medtronic in May 2014 (see Note 4) and (2) $4.8 million of tax benefits from the remeasurement of uncertain tax positions.

        The federal research credit expired on December 31, 2011 and was reinstated on January 2, 2013. As a result, the effective income tax rates for the year ended December 31, 2012 was calculated without a benefit for the federal research credit. The effective income tax rate for the year ended December 31, 2013 included (1) an $8.4 million benefit for the full year 2012 federal research credit and (2) $31.3 million of tax expense associated with the $83.6 million litigation award received from Medtronic in February 2013 (see Note 4).

  Reserve for Uncertain Tax Positions

        As of December 31, 2014 and 2013, the liability for income taxes associated with uncertain tax positions was $192.3 million and $127.7 million, respectively. The Company estimates that these liabilities would be reduced by $34.3 million and $30.9 million, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, and timing adjustments. The net amounts of $158.0 million and $96.8 million, respectively, if not required, would favorably affect our effective tax rate.

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.    INCOME TAXES (Continued)

        A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest, penalties, and foreign exchange, is as follows (in millions):

	December 31,
	2014	2013	2012
Unrecognized tax benefits, January 1	$127.7	$113.6	$78.0
Current year tax positions	75.9	17.8	41.7
Increase prior year tax positions	0.6	5.7	2.6
Decrease prior year tax positions	(10.5)	(9.0)	(4.3)
Settlements	(1.0)	(0.1)	(4.3)
Lapse of statutes of limitations	(0.4)	(0.3)	(0.1)

Unrecognized tax benefits, December 31	$192.3	$127.7	$113.6

        The Company recognizes interest and penalties, if any, related to uncertain tax positions in the provision for income taxes. As of December 31, 2014, the Company had accrued $6.8 million (net of $5.0 million tax benefit) of interest related to uncertain tax positions, and as of December 31, 2013, the Company had accrued $4.5 million (net of $3.3 million tax benefit) of interest related to uncertain tax positions. During 2014, 2013, and 2012, the Company recognized interest expense, net of tax benefit, of $2.3 million, $1.4 million, and $1.0 million, respectively, in "Provision for Income Taxes" on the consolidated statements of operations.

        The Company strives to resolve open matters with each tax authority at the examination level and could reach agreement with a tax authority at any time. While the Company has accrued for matters it believes are more likely than not to require settlement, the final outcome with a tax authority may result in a tax liability that is more or less than that reflected in the consolidated financial statements. Furthermore, the Company may later decide to challenge any assessments, if made, and may exercise its right to appeal. The uncertain tax positions are reviewed quarterly and adjusted as events occur that affect potential liabilities for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, negotiations between tax authorities, identification of new issues, and issuance of new legislation, regulations, or case law. Management believes that adequate amounts of tax and related penalty and interest have been provided in income tax expense for any adjustments that may result from these uncertain tax positions.

        At December 31, 2014, all material state, local, and foreign income tax matters have been concluded for years through 2008. During the third quarter of 2013, the Internal Revenue Service ("IRS") completed its fieldwork for the 2009 and 2010 tax years. The case is currently in suspense pending finalization of an Advance Pricing Agreement ("APA") and Joint Committee of Taxation approval. The IRS began its examination of the 2011 and 2012 tax years during the fourth quarter of 2013.

        The Company has entered into an APA process between the Switzerland and the United States governments for the years 2009 through 2015 covering transfer pricing matters. These transfer pricing matters are significant to the Company's consolidated financial statements, and the final outcome of the negotiations between the two governments is uncertain.

        During 2014, the Company also filed with the IRS a request for a pre-filing agreement associated with a tax return filing position on a portion of the litigation settlement payment received from Medtronic in May 2014 (see Note 4).

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.    INCOME TAXES (Continued)

        Management believes that adequate amounts of tax and related penalty and interest have been provided in income tax expense for any adjustments that may result for our uncertain tax positions. Based upon the information currently available and numerous possible outcomes, the Company cannot reasonably estimate what, if any, changes in its existing uncertain tax positions may occur in the next 12 months and thus has recorded the gross uncertain tax positions as a long-term liability. However, if the APA and/or pre-filing agreement is finalized in the next 12 months, it is reasonably possible that these events could result in a significant change in the Company's uncertain tax positions within the next 12 months.

17.    LEGAL PROCEEDINGS

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

        The table below presents information about Edwards Lifesciences' reportable segments (in millions):

	Years Ended December 31,
	2014	2013	2012
Segment Net Sales
United States	$1,047.3	$939.6	$812.1
Europe	741.4	622.2	577.0
Japan	270.8	293.7	293.4
Rest of World	285.1	252.8	236.0

Total segment net sales	$2,344.6	$2,108.3	$1,918.5

Segment Pre-tax Income
United States	$605.6	$550.5	$465.0
Europe	328.1	287.7	250.9
Japan	125.2	145.6	153.1
Rest of World	78.6	68.3	68.8

Total segment pre-tax income	$1,137.5	$1,052.1	$937.8

        The table below presents reconciliations of segment net sales to consolidated net sales and segment pre-tax income to consolidated pre-tax income (in millions):

	Years Ended December 31,
	2014	2013	2012
Net Sales Reconciliation
Segment net sales	$2,344.6	$2,108.3	$1,918.5
Foreign currency	(21.7)	(62.8)	(18.9)

Consolidated net sales	$2,322.9	$2,045.5	$1,899.6

Pre-tax Income Reconciliation
Segment pre-tax income	$1,137.5	$1,052.1	$937.8
Unallocated amounts:
Corporate items	(659.2)	(568.5)	(524.7)
Special charges	(70.7)	(16.3)	(16.0)
Intellectual property income (expense), net	740.4	61.5	(14.4)
Interest (expense) income, net	(10.8)	(5.2)	0.4
Foreign currency	6.8	(12.4)	5.1

Consolidated pre-tax income	$1,144.0	$511.2	$388.2

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.    SEGMENT INFORMATION (Continued)

Enterprise-Wide Information

        Enterprise-wide information is based on actual foreign exchange rates used in the Company's consolidated financial statements.

	As of or for the Years Ended December 31,
	2014	2013	2012
	(in millions)
Net Sales by Geographic Area
United States	$1,047.3	$939.6	$812.1
Europe	744.5	616.5	559.7
Japan	257.9	243.6	294.1
Rest of World	273.2	245.8	233.7

	$2,322.9	$2,045.5	$1,899.6

Net Sales by Major Product Area
Transcatheter Heart Valve Therapy	$943.6	$707.7	$552.1
Surgical Heart Valve Therapy	826.1	801.2	787.5
Critical Care	553.2	536.6	560.0

	$2,322.9	$2,045.5	$1,899.6

Long-lived Tangible Assets by Geographic Area
United States	$347.6	$308.2	$263.4
Europe	42.1	40.9	38.8
Japan	8.5	10.8	13.2
Rest of World	93.9	97.1	84.2

	$492.1	$457.0	$399.6

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.    QUARTERLY FINANCIAL RESULTS AND MARKET FOR THE COMPANY'S STOCK (UNAUDITED)

Years Ended December 31,	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(in millions, except per share data)
2014
Net sales	$522.4	$575.1	$607.4	$618.0	$2,322.9
Gross profit	376.5	423.9	439.3	457.6	1,697.3
Net income(a)	60.3	547.0	94.6	109.2	811.1
Earnings per common share(a):
Basic	0.57	5.18	0.89	1.02	7.62
Diluted	0.56	5.09	0.87	1.00	7.48
Market price:
High	$75.62	$88.19	$104.69	$134.29	$134.29
Low	63.04	72.79	84.05	97.07	63.04
2013
Net sales	$496.7	$517.2	$495.6	$536.0	$2,045.5
Gross profit	375.7	393.6	367.4	392.2	1,528.9
Net income(b)	143.9	93.3	76.8	75.1	389.1
Earnings per common share(b):
Basic	1.26	0.83	0.69	0.69	3.48
Diluted	1.24	0.81	0.68	0.68	3.42
Market price:
High	$94.98	$86.11	$73.73	$78.89	$94.98
Low	78.10	62.34	65.03	60.62	60.62

(a)
The first quarter of 2014 includes a $7.5 million charge to settle past and future obligations related to one of the Company's intellectual property agreements; a $15.6 million charge to record a sales returns reserve and related costs for estimated Transcatheter Heart Valve Therapy product returns expected upon introduction of next-generation Transcatheter Heart Valve Therapy products; and $5.5 million of external legal costs related to intellectual property litigation.

The second quarter of 2014 includes a $750.0 million gain for an upfront payment received under a litigation settlement agreement; a $50.0 million charge for the contribution to the Edwards Lifesciences Foundation; a $6.1 million charge to increase the Transcatheter Heart Valve Therapy sales returns reserve; and $2.6 million of external legal costs related to intellectual property litigation.

The third quarter of 2014 includes a $16.0 million gain for the reversal of the Transcatheter Heart Valve Therapy sales returns reserve upon delivery of next-generation products and a $5.0 million charge related to the write down of an intangible asset, fixed assets, and inventory, and to record severance costs related to the Company's automated glucose monitoring program.

The fourth quarter of 2014 includes a $10.2 million charge related to the acquisition of IPR&D and a $3.5 million gain for the reversal of the Transcatheter Heart Valve Therapy sales returns reserve.

(b)
The first quarter of 2013 includes $83.6 million received in satisfaction of a jury award of damages for infringement of the Company's U.S. Andersen transcatheter heart valve patent, including interest; and $5.5 million of external legal costs related to intellectual property litigation.

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.    QUARTERLY FINANCIAL RESULTS AND MARKET FOR THE COMPANY'S STOCK (UNAUDITED) (Continued)

  The second quarter of 2013 includes $5.5 million of external legal costs related to intellectual property litigation.

  The third quarter of 2013 includes $4.3 million of external legal costs related to intellectual property litigation.

  The fourth quarter of 2013 includes a $15.2 million charge to record a sales returns reserve and related costs for estimated Transcatheter Heart Valve Therapy product returns expected upon introduction of next-generation Transcatheter Heart Valve Therapy products; a $10.4 million charge related primarily to severance associated with a global workforce realignment; a $5.9 million charge to write off certain acquired IPR&D assets; and $6.8 million of external legal costs related to intellectual property litigation.

20.    VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions From Reserves	Balance at End of Period
	(in millions)
Year ended December 31, 2014
Allowance for doubtful accounts(a)	$12.2	$0.8	$—	$(1.7)	$11.3
Inventory reserves(b)	29.6	43.2	—	(40.6)	32.2
Tax valuation allowance(c)	46.4	2.0	—	(0.7)	47.7
Year ended December 31, 2013
Allowance for doubtful accounts(a)	$12.0	$2.4	$—	$(2.2)	$12.2
Inventory reserves(b)	16.3	27.5	—	(14.2)	29.6
Tax valuation allowance(c)	38.6	8.2	—	(0.4)	46.4
Year ended December 31, 2012
Allowance for doubtful accounts(a)	$19.0	$3.0	$0.4	$(10.4)	$12.0
Inventory reserves(b)	12.9	21.8	—	(18.4)	16.3
Tax valuation allowance(c)	32.4	3.1	5.2	(2.1)	38.6

(a)
The deductions related to allowances for doubtful accounts represent accounts receivable which are written off and product which is returned from customers.

(b)
Inventory reserves result from inventory which is obsolete, nearing its expiration date, damaged, or slow moving. The deductions related to inventory reserves represent inventory that has been disposed.

(c)
The tax valuation allowances are provided for other-than-temporary impairments and unrealized losses related to certain investments that may not be recognized due to the uncertainty of the ready marketability of certain impaired investments, and net operating loss and credit carryforwards that may not be recognized due to insufficient taxable income.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    The Company's management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2014.

        Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded as of December 31, 2014 that the Company's disclosure controls and procedures are designed at a reasonable assurance level and are effective in providing reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        Management's Report on Internal Control Over Financial Reporting.    The Company's management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, the Company's management concluded that its internal control over financial reporting was effective as of December 31, 2014. The effectiveness of the Company's internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

        Changes in Internal Control Over Financial Reporting.    There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's fourth fiscal quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Certain information required by this Item is set forth under the headings "Corporate Governance," "Executive Compensation and Other Information—Executive Officers," and "Other Matters and Business—Additional Information" and "—Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive proxy materials to be filed in connection with its 2015 Annual Meeting of Stockholders (the "Proxy Statement") (which Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of December 31, 2014). The information required by this Item to be contained in the Proxy Statement is incorporated herein by reference. To the extent required by applicable rules of the Securities and Exchange Commission and the New York Stock Exchange, the Company has adopted a code of ethics that applies to all directors and employees, including the Company's principal executive officer, principal financial officer and controller or persons performing similar functions. The code of ethics (business practice standards) is posted on the Company's website, which is found at www.edwards.com under "Investors." To the extent required by applicable rules of the Securities and Exchange Commission and the New York Stock Exchange, the Company intends to disclose on its website any amendments to, or waivers from, any provision of its code of ethics that apply to the Company's directors and executive officers, including the principal executive officer, principal financial officer or controller or persons performing similar functions.

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
4.1
Specimen form of certificate representing Edwards Lifesciences Corporation common stock (incorporated by reference to Exhibit 4.1 in Edwards Lifesciences' Registration Statement on Form 10 (File No. 001-15525) filed on March 15, 2000)
4.2
Indenture, dated as of September 6, 2013, between Edwards Lifesciences Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.5 in Edwards Lifesciences' Registration Statement on Form S-3 (File No. 333-191022) filed on September 6, 2013) (the "Indenture")
4.3
First Supplemental Indenture, dated as of October 3, 2013, to the Indenture (incorporated by reference to Exhibit 4.1 in Edwards Lifesciences' report on Form 8-K, filed October 3, 2013) ("First Supplemental Indenture")
4.4
Form of Global Note for the 2.875% Senior Notes due 2018 (incorporated by reference to Exhibit A in the First Supplemental Indenture filed as Exhibit 4.1 in Edwards Lifesciences' report on Form 8-K, filed October 3, 2013)
10.1
Five-Year Credit Agreement, dated as of July 18, 2014, among Edwards Lifesciences Corporation and certain of its subsidiaries, as Borrowers; the lenders signatory thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Issuing Bank; JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as Co-Syndication Agents; and Deutsche Bank Securities Inc., HSBC Bank USA, National Association, PNC Bank, National Association, The Bank of Tokyo-Mitsubishi UFJ, Ltd., and U.S. Bank National Association, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 in Edwards Lifesciences' report on Form 8-K, filed July 24, 2014)
+10.2
Settlement Agreement, dated May 19, 2014, between Edwards Lifesciences and Medtronic, Inc. (incorporated by reference to Exhibit 10.2 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended June 30, 2014)
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

Exhibit No.	Description
*10.6	Edwards Lifesciences Corporation Form of Change-in-Control Severance Agreement (incorporated by reference to Exhibit 10.2 in Edward Lifesciences' report on Form 10-Q for the quarterly period ended September 30, 2012)
*10.7
Long-Term Stock Incentive Compensation Program, as amended and restated as of February 20, 2014 (the "Long-Term Stock Program") (incorporated by reference to Appendix A in Edwards Lifesciences' Definitive Proxy Statement filed on March 28, 2014)
*10.8	Amendment No. 1 to Long-Term Stock Program, dated November 13, 2014
*10.9
Edwards Lifesciences Corporation Form of Participant Stock Option Statement and related Long-Term Stock Incentive Compensation Program Global Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended March 31, 2011)
*10.10
Edwards Lifesciences Corporation Form of Participant Restricted Stock Unit Statement and related Long-Term Stock Incentive Compensation Program Global Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended March 31, 2011)
*10.11
Edwards Lifesciences Corporation Form of Performance-Based Restricted Stock Unit Statement and related Long-Term Stock Incentive Compensation Program Global Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended June 30, 2012)
*10.12
Nonemployee Directors Stock Incentive Program, as amended and restated as of May 14, 2013 (incorporated by reference to Exhibit 10.1 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended June 30, 2013)
*10.13
Edwards Lifesciences Corporation Form of Participant Stock Option Statement and related Nonemployee Directors Stock Incentive Program Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended June 30, 2013)
*10.14
Edwards Lifesciences Corporation Form of Nonemployee Directors Stock Incentive Program Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.4 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended March 31, 2011)
*10.15
Edwards Lifesciences Corporation Form of Nonemployee Directors Stock Incentive Program Restricted Stock Agreement (incorporated by reference to Exhibit 10.5 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended March 31, 2011)
*10.16
Edwards Lifesciences Corporation Severance Pay Plan, restated effective January 1, 2013 (incorporated by reference to Exhibit 10.1 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended March 31, 2013)
*10.17
Edwards Lifesciences Corporation Executive Deferred Compensation Plan, as amended and restated effective November 9, 2011 (incorporated by reference to Exhibit 10.7 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2011)
*10.18
Edwards Lifesciences Corporation of Puerto Rico Savings and Investment Plan, as amended and restated January 1, 2011 (incorporated by reference to Exhibit 10.17 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2012)

Exhibit No.	Description
*10.19	Edwards Lifesciences Corporation 401(k) Savings and Investment Plan, as amended and restated January 1, 2009 (incorporated by reference to Exhibit 10.18 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2012)
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
*10.23	Amendment #4 to the Edwards Lifesciences Corporation 401(k) Savings and Investment Plan, dated November 12, 2014
*10.24
2001 Employee Stock Purchase Plan for United States Employees, as amended and restated November 10, 2009 (incorporated by reference to Appendix B in Edwards Lifesciences' Definitive Proxy Statement filed on March 29, 2013)
*10.25
2001 Employee Stock Purchase Plan for International Employees, as amended and restated February 20, 2014 (incorporated by reference to Appendix B in Edwards Lifesciences' Definitive Proxy Statement filed on March 28, 2014)
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
*10.28	Edwards Lifesciences Corporation Form of Indemnification Agreement (incorporated by reference to Exhibit 10.20 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2011)
12.1	Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of Edwards Lifesciences Corporation
23	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney (see the signature page of this Annual Report on Form 10-K)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description
101	The following financial statements from Edwards Lifesciences' Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity and (vi) Notes to Consolidated Financial Statements.

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

EDWARDS LIFESCIENCES CORPORATION
February 20, 2015	By:	/s/ MICHAEL A. MUSSALLEM Michael A. Mussallem Chairman of the Board and Chief Executive Officer

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

Signature	Title	Date

/s/ MICHAEL A. MUSSALLEM Michael A. Mussallem	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 20, 2015
/s/ SCOTT B. ULLEM Scott B. Ullem	Corporate Vice President, Chief Financial Officer (Principal Financial Officer)	February 20, 2015
/s/ ROBERT W.A. SELLERS Robert W.A. Sellers	Vice President, Corporate Controller (Principal Accounting Officer)	February 20, 2015
/s/ MIKE R. BOWLIN Mike R. Bowlin	Director	February 20, 2015
/s/ JOHN T. CARDIS John T. Cardis	Director	February 20, 2015

Signature	Title	Date

/s/ KIERAN T. GALLAHUE Kieran T. Gallahue	Director	February 20, 2015
/s/ ROBERT A. INGRAM Robert A. Ingram	Director	February 20, 2015
/s/ WILLIAM J. LINK, PH.D. William J. Link, Ph.D.	Director	February 20, 2015
/s/ BARBARA J. MCNEIL, M.D., PH.D. Barbara J. McNeil, M.D., Ph.D.	Director	February 20, 2015
/s/ NICHOLAS J. VALERIANI Nicholas J. Valeriani	Director	February 20, 2015
/s/ WESLEY W. VON SCHACK Wesley W. von Schack	Director	February 20, 2015