Form 10-Q
period 2015-03-31
Edwards Lifesciences Corp
filed 2015-04-29
CIK 1099800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The number of shares outstanding of the registrant's common stock, $1.00 par value, as of April 23, 2015 was 107,557,739.

EDWARDS LIFESCIENCES CORPORATION
FORM 10-Q
For the quarterly period ended March 31, 2015

Part I. Financial Information

Item 1.    Financial Statements
EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions, except par value; unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$457.0	$653.8
Short-term investments (Note 4)	913.8	785.0
Accounts and other receivables, net of allowances of $5.6 and $5.1, respectively	345.3	325.0
Inventories (Note 3)	298.5	296.8
Deferred income taxes	57.0	63.5
Prepaid expenses	44.8	48.8
Other current assets	138.4	121.7
Total current assets	2,254.8	2,294.6
Long-term accounts receivable, net of allowances of $5.4 and $6.2, respectively	5.7	5.8
Long-term investments (Note 4)	255.6	240.9
Property, plant, and equipment, net	445.1	442.9
Goodwill	368.4	376.0
Other intangible assets, net	20.5	23.4
Deferred income taxes	84.9	91.5
Other assets	53.4	49.2
Total assets	$3,488.4	$3,524.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 3)	$405.3	$434.4
Long-term debt	602.7	598.1
Other long-term liabilities	266.5	300.4
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock, $.01 par value, authorized 50.0 shares, no shares outstanding	—	—
Common stock, $1.00 par value, 350.0 shares authorized, 129.4 and 128.9 shares issued, and 107.5 and 107.8 shares outstanding, respectively	129.4	128.9
Additional paid-in capital	925.0	878.4
Retained earnings	2,965.3	2,841.9
Accumulated other comprehensive loss	(147.9)	(100.9)
Treasury stock, at cost, 21.9 and 21.1 shares, respectively	(1,657.9)	(1,556.9)
Total stockholders' equity	2,213.9	2,191.4
Total liabilities and stockholders' equity	$3,488.4	$3,524.3
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in millions, except per share information; unaudited)

	Three Months Ended March 31,
	2015	2014
Net sales	$590.3	$522.4
Cost of sales	136.0	145.9
Gross profit	454.3	376.5
Selling, general, and administrative expenses	202.5	197.2
Research and development expenses	86.4	85.8
Intellectual property litigation expenses	0.3	5.5
Special charge (Note 2)	—	7.5
Interest expense, net	2.4	3.5
Other expense (income), net	0.2	(0.3)
Income before provision for income taxes	162.5	77.3
Provision for income taxes	39.1	17.0
Net income	$123.4	$60.3
Share information (Note 10)
Earnings per share:
Basic	$1.14	$0.57
Diluted	$1.12	$0.56
Weighted-average number of common shares outstanding:
Basic	107.8	106.7
Diluted	110.3	108.5
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$123.4	$60.3
Other comprehensive loss, net of tax (Note 9)
Foreign currency translation adjustments	(64.7)	(0.8)
Unrealized gain (loss) on cash flow hedges	17.2	(4.0)
Unrealized gain on available-for-sale investments	0.3	—
Reclassification of net realized investment loss to earnings	0.2	—
Other comprehensive loss	(47.0)	(4.8)
Comprehensive income	$76.4	$55.5
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net income	$123.4	$60.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16.0	16.2
Stock-based compensation (Note 7)	13.6	12.0
Excess tax benefit from stock plans	(9.8)	(14.0)
(Gain) loss on investments	(1.1)	2.7
Deferred income taxes	4.1	2.4
Other	(0.2)	0.2
Changes in operating assets and liabilities:
Accounts and other receivables, net	(36.5)	22.7
Inventories	(18.9)	(0.5)
Accounts payable and accrued liabilities	(59.1)	21.4
Income taxes	26.6	15.0
Prepaid expenses and other current assets	8.5	(1.4)
Other	6.7	1.9
Net cash provided by operating activities	73.3	138.9
Cash flows from investing activities
Capital expenditures	(20.8)	(14.3)
Purchases of held-to-maturity investments (Note 4)	(422.0)	(391.8)
Proceeds from held-to-maturity investments (Note 4)	330.9	296.8
Purchases of available-for sale investments (Note 4)	(84.6)	—
Proceeds from available-for-sale investments (Note 4)	18.3	—
Investments in trading securities, net	(2.0)	(10.4)
Investments in unconsolidated affiliates, net (Note 4)	(0.4)	(0.7)
Other	0.3	0.6
Net cash used in investing activities	(180.3)	(119.8)
Cash flows from financing activities
Proceeds from issuance of debt	7.4	208.3
Payments on debt and capital lease obligations	(8.2)	(78.3)
Purchases of treasury stock	(101.0)	(300.0)
Excess tax benefit from stock plans	9.8	14.0
Proceeds from stock plans	23.5	14.2
Other	(3.4)	(2.0)
Net cash used in financing activities	(71.9)	(143.8)
Effect of currency exchange rate changes on cash and cash equivalents	(17.9)	—
Net decrease in cash and cash equivalents	(196.8)	(124.7)
Cash and cash equivalents at beginning of period	653.8	420.4
Cash and cash equivalents at end of period	$457.0	$295.7
Supplemental disclosures:
Non-cash investing and financing transactions:
Capital expenditures accruals	$6.6	$6.2
The accompanying notes are an integral part of these
consolidated condensed financial statements.

1.     BASIS OF PRESENTATION
The accompanying interim consolidated condensed financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the consolidated financial statements and notes included in Edwards Lifesciences Corporation's Annual Report on Form 10-K for the year ended December 31, 2014. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted.
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
Certain reclassifications related to the presentation of income taxes and special charges have been made in the prior year's consolidated condensed statement of cash flows to conform to the current year presentation. These reclassifications had no impact on the cash flows from operating, investing, or financing activities.
New Accounting Standards Not Yet Adopted
In April 2015, the Financial Accounting Standards Board issued an amendment to the accounting guidance on the presentation of debt issuance costs. The guidance requires an entity to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt, consistent with debt discounts. The guidance is effective for annual reporting periods beginning after December 31, 2015 and interim periods within those periods, and must be applied retrospectively to each prior reporting period presented. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial statements.
2.     SPECIAL CHARGE
Settlement
In March 2014, the Company recorded a $7.5 million charge to settle past and future obligations related to one of its intellectual property agreements.
3.     COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS
Components of selected captions in the consolidated condensed balance sheets consisted of the following (in millions):

	March 31, 2015	December 31, 2014
Inventories
Raw materials	$67.4	$67.4
Work in process	71.5	59.3
Finished products	159.6	170.1
	$298.5	$296.8

At March 31, 2015 and December 31, 2014, approximately $48.9 million and $46.2 million, respectively, of the Company's finished products inventories were held on consignment.

Accounts payable and accrued liabilities
Accounts payable	$68.6	$58.2
Employee compensation and withholdings	101.1	190.5
Uncertain tax positions	39.2	—
Research and development accruals	39.1	39.9
Property, payroll, and other taxes	34.0	32.7
Taxes payable	12.4	9.1
Deferred income taxes	10.5	8.3
Accrued rebates	9.8	11.7
Litigation reserves	5.0	4.4
Fair value of derivatives	4.6	2.6
Realignment reserves	3.0	7.7
Other accrued liabilities	78.0	69.3
	$405.3	$434.4

4.     INVESTMENTS
Debt Securities
Investments in debt securities at the end of each period were as follows (in millions):

	March 31, 2015				December 31, 2014
Held-to-maturity	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Bank time deposits	$722.8	$—	$—	$722.8	$661.5	$—	$—	$661.5
Commercial paper	100.1	—	—	100.1	80.0	—	—	80.0
U.S. government and agency securities	57.3	0.1	—	57.4	58.9	0.1	(0.1)	58.9
Asset-backed securities	6.7	—	—	6.7	8.2	—	—	8.2
Corporate debt securities	23.2	—	—	23.2	24.7	—	—	24.7
Municipal securities	6.7	—	—	6.7	6.1	—	—	6.1
Total	$916.8	$0.1	$—	$916.9	$839.4	$0.1	$(0.1)	$839.4

Available-for-sale
Commercial paper	16.5	—	—	16.5	13.0	—	—	13.0
U.S. government and agency securities	6.1	0.1	—	6.2	1.0	—	—	1.0
Asset-backed securities	52.9	—	—	52.9	42.9	—	—	42.9
Corporate debt securities	151.7	0.2	(0.1)	151.8	103.6	—	(0.4)	103.2
Total	$227.2	$0.3	$(0.1)	$227.4	$160.5	$—	$(0.4)	$160.1
The cost and fair value of investments in debt securities, by contractual maturity, as of March 31, 2015 were as follows:

	Held-to-Maturity		Available-for-Sale
	Cost	Fair Value	Cost	Fair Value
	(in millions)
Due in 1 year or less	$849.6	$849.6	$64.2	$64.2
Due after 1 year through 5 years	46.2	46.3	110.1	110.3
Instruments not due at a single maturity date	21.0	21.0	52.9	52.9
	$916.8	$916.9	$227.2	$227.4
Actual maturities may differ from the contractual maturities due to call or prepayment rights.

Investments in Unconsolidated Affiliates
The Company has a number of equity investments in privately and publicly held companies. Investments in these unconsolidated affiliates are recorded in "Long-term Investments" on the consolidated condensed balance sheets, and are as follows:

	March 31, 2015	December 31, 2014
	(in millions)
Available-for-sale investments
Cost	$—	$—
Unrealized gains	0.3	0.4
Fair value of available-for-sale investments	0.3	0.4
Equity method investments
Cost	12.8	12.8
Equity in losses	(4.8)	(3.5)
Carrying value of equity method investments	8.0	9.3
Cost method investments
Carrying value of cost method investments	16.9	16.7
Total investments in unconsolidated affiliates	$25.2	$26.4
During the three months ended March 31, 2015, the gross realized gains or losses from sales of available-for-sale investments were not material. In March 2014, the Company recorded an other-than-temporary impairment charge of $3.5 million related to one of its cost method investments.
5.     FAIR VALUE MEASUREMENTS
The consolidated condensed financial statements include financial instruments for which the fair market value of such instruments may differ from amounts reflected on a historical cost basis. Financial instruments of the Company consist of cash deposits, accounts and other receivables, investments, accounts payable, certain accrued liabilities, and borrowings under a revolving credit agreement. The carrying value of these financial instruments generally approximates fair value due to their short-term nature. Financial instruments also include notes payable. As of March 31, 2015, the fair value of the notes payable, based on Level 2 inputs, was $618.7 million.
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

March 31, 2015	Level 1	Level 2	Total
Assets
Cash equivalents	$10.0	$13.4	$23.4
Available-for-sale investments:
Corporate debt securities	—	151.8	151.8
Asset-backed securities	—	52.9	52.9
U.S. government and agency securities	—	6.2	6.2
Commercial paper	—	16.5	16.5
Equity investments in unconsolidated affiliates	0.3		0.3
Investments held for deferred compensation plans	32.3	—	32.3
Derivatives	—	75.9	75.9
	$42.6	$316.7	$359.3
Liabilities
Derivatives	$—	$4.6	$4.6
Deferred compensation plans	32.9	—	32.9
	$32.9	$4.6	$37.5
December 31, 2014
Assets
Cash equivalents	$32.6	$12.0	$44.6
Available-for-sale investments:
Corporate debt securities	—	103.2	103.2
Asset-backed securities	—	42.9	42.9
U.S. government and agency securities	—	1.0	1.0
Commercial paper	—	13.0	13.0
Equity investments in unconsolidated affiliates	0.4	—	0.4
Investments held for deferred compensation plans	28.2	—	28.2
Derivatives	—	50.7	50.7
	$61.2	$222.8	$284.0
Liabilities
Derivatives	$—	$2.6	$2.6
Deferred compensation plans	28.7	—	28.7
	$28.7	$2.6	$31.3
Cash Equivalents and Available-for-sale Investments
The Company estimates the fair values of its money market funds based on quoted prices in active markets for identical assets. The Company estimates the fair values of its commercial paper, U.S. government and agency securities, asset-backed securities, and corporate debt securities by taking into consideration valuations obtained from third-party pricing services. The pricing services use industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades and broker-dealer quotes on the same or similar securities, benchmark yields, credit spreads, prepayment and default projections based on historical data, and other observable inputs. The Company independently reviews and validates the pricing received from the third-party pricing service by comparing the prices to prices reported by a secondary pricing source. The Company’s validation procedures have not resulted in an adjustment to the pricing received from the pricing service.

Investments in unconsolidated affiliates are long-term equity investments in companies that are in various stages of development. Certain of the Company’s investments in unconsolidated affiliates are designated as available-for-sale. These investments are carried at fair market value based on quoted market prices.

Deferred Compensation Plans
The Company holds investments in trading securities related to its deferred compensation plans. The investments are in a variety of stock and bond mutual funds. The fair values of these investments and the corresponding liabilities are based on quoted market prices.
Derivative Instruments
The Company uses derivative financial instruments in the form of foreign currency forward exchange contracts and foreign currency option contracts to manage foreign currency exposures, and interest rate swap agreements to manage its interest rate exposures. All derivatives contracts are recognized on the balance sheet at their fair value. The fair value of foreign currency derivative financial instruments was estimated based on quoted market foreign exchange rates and market discount rates. The fair value of the interest rate swap agreements was determined based on a discounted cash flow analysis reflecting the contractual terms of the agreements and the 6-month LIBOR forward interest rate curve. Judgment was employed in interpreting market data to develop estimates of fair value; accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.
6.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company uses derivative financial instruments to manage its currency exchange rate risk and its interest rate risk, as summarized below. Notional amounts are stated in United States dollar equivalents at spot exchange rates at the respective dates.

	Notional Amount
	March 31, 2015	December 31, 2014
	(in millions)
Foreign currency forward exchange contracts	$736.1	$761.2
Interest rate swap agreements	300.0	300.0
Foreign currency option contracts	14.2	9.2
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
All derivative financial instruments are recognized at fair value in the consolidated condensed balance sheets. For each derivative instrument that is designated and effective as a fair value hedge, the gain or loss on the derivative is recognized immediately to earnings, and offsets the loss or gain on the underlying hedged item. The gain or loss on fair value hedges is classified in net interest expense, as they hedge the interest rate risk associated with the Company's fixed-rate debt. The Company reports in "Accumulated Other Comprehensive Loss" the effective portion of the gain or loss on derivative financial instruments that are designated, and that qualify, as cash flow hedges. The Company reclassifies these gains and losses into earnings in the same period in which the underlying hedged transactions affect earnings. Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current period earnings. For the three months ended March 31, 2015 and 2014, the Company did not record any gains or losses due to hedge ineffectiveness. The gains and losses on derivative financial instruments for which the Company does not elect hedge accounting treatment are recognized in the consolidated condensed statements of operations in each period based upon the change in the fair value of the derivative financial instrument. Cash flows from derivative financial instruments are reported as operating activities in the consolidated condensed statements of cash flows.

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
The following table presents the location and fair value amounts of derivative instruments reported in the consolidated condensed balance sheets (in millions):

		Fair Value
Derivatives designated as hedging instruments	Balance Sheet Location	March 31, 2015	December 31, 2014
Assets
Foreign currency contracts	Other current assets	$64.9	$45.2
Interest rate swap agreements	Other assets	$4.9	$0.4
Liabilities
Foreign currency contracts	Accrued and other liabilities	$4.6	$2.6
Derivatives not designated as hedging instruments
Assets
Foreign currency contracts	Other assets	$6.1	$5.1
The following table presents the effect of master-netting agreements and rights of offset on the consolidated condensed balance sheets (in millions):

				Gross Amounts Not Offset in the Consolidated Balance Sheet
		Gross Amounts Offset in the Consolidated Balance Sheet
			Net Amounts Presented in the Consolidated Balance Sheet
March 31, 2015	Gross Amounts			Financial Instruments	Cash Collateral Received	Net Amount
Derivative Assets
Foreign currency contracts	$71.0	$—	$71.0	$(4.6)	$—	$66.4
Interest rate swap agreements	$4.9	$—	$4.9	$—	$—	$4.9
Derivative Liabilities
Foreign currency contracts	$4.6	$—	$4.6	$(4.6)	$—	$—
December 31, 2014
Derivative Assets
Foreign currency contracts	$50.3	$—	$50.3	$(2.6)	$—	$47.7
Interest rate swap agreements	$0.4	$—	$0.4	$—	$—	$0.4
Derivative Liabilities
Foreign currency contracts	$2.6	$—	$2.6	$(2.6)	$—	$—
The following tables present the effect of derivative instruments on the consolidated condensed statements of operations and consolidated condensed statements of comprehensive income (in millions):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended March 31,			Three Months Ended March 31,
			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income
Derivatives in cash flow hedging relationships	2015	2014		2015	2014
Foreign currency contracts	$36.3	$(1.7)	Cost of sales	$10.5	$5.0

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended March 31,
	Location of Gain or (Loss) Recognized in Income on Derivative
Derivatives in fair value hedging relationships		2015	2014
Interest rate swap agreements	Interest expense, net	$4.5	$2.1
The gains on the interest rate swap agreements are fully offset by the changes in the fair value of the fixed-rate debt being hedged.

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended March 31,
	Location of Gain or (Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments		2015	2014
Foreign currency contracts	Other expense (income), net	$4.9	$(0.7)
The Company expects that during the next twelve months it will reclassify to earnings a $17.9 million gain currently recorded in "Accumulated Other Comprehensive Loss."
7.   STOCK-BASED COMPENSATION
Stock-based compensation expense related to awards issued under the Company's incentive compensation plans for the three months ended March 31, 2015 and 2014 was as follows (in millions):

	Three Months Ended March 31,
	2015	2014
Cost of sales	$1.8	$1.5
Selling, general, and administrative expenses	9.6	8.8
Research and development expenses	2.2	1.7
Total stock-based compensation expense	$13.6	$12.0
At March 31, 2015, the total remaining compensation cost related to nonvested stock options, restricted stock units, market-based restricted stock units, and employee stock purchase plan ("ESPP") subscription awards amounted to $78.9 million, which will be amortized on a straight-line basis over the weighted-average remaining requisite service period of 29 months.
Fair Value Disclosures
The Black-Scholes option pricing model was used with the following weighted-average assumptions for options granted during the following periods:

Option Awards	Three Months Ended March 31,
	2015	2014
Average risk-free interest rate	1.5%	1.5%
Expected dividend yield	None	None
Expected volatility	30.5%	30.8%
Expected term (years)	4.7	4.9
Fair value, per share	$38.39	$20.00

The Black-Scholes option pricing model was used with the following weighted-average assumptions for ESPP subscriptions granted during the following periods:

ESPP	Three Months Ended March 31,
	2015	2014
Average risk-free interest rate	0.2%	0.1%
Expected dividend yield	None	None
Expected volatility	28.1%	31.9%
Expected term (years)	0.6	0.7
Fair value, per share	$29.95	$16.55

8.   COMMITMENTS AND CONTINGENCIES
Edwards Lifesciences is or may be a party to, or may otherwise be responsible for, pending or threatened lawsuits related primarily to products and services currently or formerly manufactured or performed, as applicable, by Edwards Lifesciences. Such cases and claims raise difficult and complex factual and legal issues and are subject to many uncertainties, including, but not limited to, the facts and circumstances of each particular case or claim, the jurisdiction in which each suit is brought, and differences in applicable law. Upon resolution of any such legal matter or other claim, Edwards Lifesciences may incur charges in excess of established reserves. The Company is not able to estimate the amount or range of any loss for legal contingencies for which there is no reserve or additional loss for matters already reserved. While any such charge related to matters could have a material adverse impact on Edwards Lifesciences’ net income or cash flows in the period in which it is recorded or paid, management does not believe that any such charge relating to any currently pending lawsuit would have a material adverse effect on Edwards Lifesciences’ financial position, results of operations, or liquidity.

Edwards Lifesciences is subject to various environmental laws and regulations both within and outside of the United States. The operations of Edwards Lifesciences, like those of other medical device companies, involve the use of substances regulated under environmental laws, primarily in manufacturing and sterilization processes. While it is difficult to quantify the potential impact of continuing compliance with environmental protection laws, management believes that such compliance will not have a material impact on Edwards Lifesciences’ financial position, results of operations, or liquidity.

9.   ACCUMULATED OTHER COMPREHENSIVE LOSS
Presented below is a summary of activity for each component of "Accumulated Other Comprehensive Loss" for the three months ended March 31, 2015.

	Foreign Currency Translation Adjustments	Unrealized Gain on Cash Flow Hedges	Unrealized Gain on Available-for- sale Investments	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
	(in millions)
December 31, 2014	$(116.4)	$32.3	$—	$(16.8)	$(100.9)
Other comprehensive (loss) gain before reclassifications	(64.7)	36.3	0.3	—	(28.1)
Amounts reclassified from accumulated other comprehensive loss	—	(10.5)	0.2	—	(10.3)
Deferred income tax expense	—	(8.6)	—	—	(8.6)
March 31, 2015	$(181.1)	$49.5	$0.5	$(16.8)	$(147.9)
The following table provides information about amounts reclassified from "Accumulated Other Comprehensive Loss" (in millions):

	Three Months Ended March 31,
			Affected Line on Consolidated Condensed Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	2015	2014
Gain on cash flow hedges	$10.5	$5.0	Cost of sales
	(3.8)	(1.9)	Provision for income taxes
	$6.7	$3.1	Net of tax
Gain on available-for-sale investments	$(0.2)	$—	Other expense (income), net
	—	—	Provision for income taxes
	$(0.2)	$—	Net of tax

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
The table below presents the computation of basic and diluted earnings per share (in millions, except for per share information):

	Three Months Ended March 31,
	2015	2014
Basic:
Net income	$123.4	$60.3
Weighted-average shares outstanding	107.8	106.7
Basic earnings per share	$1.14	$0.57
Diluted:
Net income	$123.4	$60.3
Weighted-average shares outstanding	107.8	106.7
Dilutive effect of stock plans	2.5	1.8
Dilutive weighted-average shares outstanding	110.3	108.5
Diluted earnings per share	$1.12	$0.56
Stock options, restricted stock units, and market-based restricted stock units to purchase 0.1 million and 3.7 million shares for the three months ended March 31, 2015 and 2014, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.
11.   INCOME TAXES
The Company's effective income tax rates were 24.1% and 22.0% for the three months ended March 31, 2015 and 2014, respectively. The change in the effective rates is a primary result of fluctuations in the relative contribution of the Company's foreign operations and U.S. operations to worldwide pretax income.
The federal research credit expired on December 31, 2014 and had not been reinstated as of March 31, 2015. Therefore, the effective income tax rate for the three months ended March 31, 2015 was calculated without an assumed benefit from the federal research credit.

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
As of March 31, 2015 and December 31, 2014, the liability for income taxes associated with uncertain tax positions was $195.8 million and $192.3 million, respectively. The Company estimates that these liabilities would be reduced by $34.6 million and $34.3 million, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, and timing adjustments. The net amounts of $161.2 million and $158.0 million, respectively, if not required, would favorably affect the Company's effective tax rate.
At March 31, 2015, all material state, local, and foreign income tax matters have been concluded for years through 2008. During the third quarter of 2013, the Internal Revenue Service ("IRS") completed its fieldwork for the 2009 and 2010 tax years. The case is currently in suspense pending finalization of an Advance Pricing Agreement ("APA") and Joint Committee of Taxation approval. The IRS began its examination of the 2011 and 2012 tax years during the fourth quarter of 2013.
The Company has also entered into an APA process between the Switzerland and United States governments for the years 2009 through 2015 covering transfer pricing matters. The transfer pricing matters are significant to the Company's consolidated condensed financial statements, and the final outcome and timing of the negotiations between the two governments is uncertain.
During 2014, the Company also filed with the IRS a request for a pre-filing agreement associated with a tax return filing position on a portion of the litigation settlement payment received from Medtronic, Inc. in May 2014. During the first quarter of 2015, the IRS accepted the pre-filing agreement into the pre-filing agreement program. The finalization of the pre-filing agreement could result in a significant change in our uncertain tax positions within the next 12 months.
12.   SEGMENT INFORMATION
Edwards Lifesciences conducts operations worldwide and is managed in the following geographical regions: United States, Europe, Japan, and Rest of World. All regions sell products that are used to treat advanced cardiovascular disease and critically ill patients.
The Company's geographic segments are reported based on the financial information provided to the Chief Operating Decision Maker (the Chief Executive Officer). The Company evaluates the performance of its geographic segments based on net sales and income before provision for income taxes ("pre-tax income"). The accounting policies of the segments are substantially the same as those described in Note 2 of the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2014. Segment net sales and segment pre-tax income are based on internally derived standard foreign exchange rates, which may differ from year to year, and do not include inter-segment profits. Because of the interdependence of the reportable segments, the pre-tax income as presented may not be representative of the geographical distribution that would occur if the segments were not interdependent. Net sales by geographic area are based on the location of the customer.
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

The table below presents information about Edwards Lifesciences' reportable segments (in millions):

	Three Months Ended March 31,
	2015	2014
Segment Net Sales
United States	$283.5	$222.4
Europe	216.5	175.6
Japan	68.7	60.2
Rest of World	71.3	63.7
Total segment net sales	$640.0	$521.9
Segment Pre-tax Income
United States	$167.4	$118.4
Europe	107.9	80.2
Japan	31.4	27.6
Rest of World	16.8	16.3
Total segment pre-tax income	$323.5	$242.5
The table below presents reconciliations of segment net sales to consolidated net sales and segment pre-tax income to consolidated pre-tax income (in millions):

	Three Months Ended March 31,
	2015	2014
Net Sales Reconciliation
Segment net sales	$640.0	$521.9
Foreign currency	(49.7)	0.5
Consolidated net sales	$590.3	$522.4
Pre-tax Income Reconciliation
Segment pre-tax income	$323.5	$242.5
Unallocated amounts:
Corporate items	(156.8)	(154.6)
Special charge (Note 2)	—	(7.5)
Intellectual property litigation expense, net	(0.3)	(5.5)
Interest expense, net	(2.4)	(3.5)
Foreign currency	(1.5)	5.9
Consolidated pre-tax income	$162.5	$77.3

Enterprise-wide Information
Enterprise-wide information is based on actual foreign exchange rates used in the Company's consolidated condensed financial statements.

	Three Months Ended March 31,
	2015	2014
	(in millions)
Net Sales by Geographic Area
United States	$283.5	$222.4
Europe	185.3	180.3
Japan	58.1	58.7
Rest of World	63.4	61.0
	$590.3	$522.4
Net Sales by Major Product and Service Area
Transcatheter Heart Valve Therapy	$268.5	$189.2
Surgical Heart Valve Therapy	196.9	202.6
Critical Care	124.9	130.6
	$590.3	$522.4

	March 31, 2015	December 31, 2014
	(in millions)
Long-lived Tangible Assets by Geographic Area
United States	$359.3	$347.6
Europe	38.1	42.1
Japan	8.0	8.5
Rest of World	93.1	93.9
	$498.5	$492.1

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
        This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements contained in this report to be covered by the safe harbor provisions of such Acts. All statements other than statements of historical fact in this report or referred to or incorporated by reference into this report are "forward-looking statements" for purposes of these sections. These statements include, among other things, any predictions of earnings, revenues, expenses or other financial items, plans or expectations with respect to development activities, clinical trials or regulatory approvals, any statements of plans, strategies and objectives of management for future operations, any statements concerning our future operations, financial conditions and prospects, and any statements of assumptions underlying any of the foregoing. These statements can sometimes be identified by the use of the forward-looking words such as "may," "believe," "will," "expect," "project," "estimate," "should," "anticipate," "plan," "goal," "continue," "seek," "pro forma," "forecast," "intend," "guidance," "optimistic," "aspire," "confident," other forms of these words or similar words or expressions or the negative thereof. Investors are cautioned not to unduly rely on such forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause our results or future business, financial condition, results of operations or performance to differ materially from our historical results or experiences or those expressed or implied in any forward-looking statements contained in this report. Investors should carefully review the information contained in, or incorporated by reference into, our annual report on Form 10-K for the year ended December 31, 2014 and subsequent reports on Forms 10-Q and 8-K for a description of certain of these risks and uncertainties. These forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections.
Overview
We are the global leader in the science of heart valves and hemodynamic monitoring. Driven by a passion to help patients, we partner with clinicians to develop innovative technologies in the areas of structural heart disease and critical care monitoring, enabling them to save and enhance lives. We conduct operations worldwide and are managed in the following geographical regions: United States, Europe, Japan, and Rest of World. Our products are categorized into the following main areas: Transcatheter Heart Valve Therapy ("THV"), Surgical Heart Valve Therapy, and Critical Care.
Financial Results
The following is a summary of our financial performance (dollars in millions, except per share data):

	Three Months Ended March 31,
	2015	2014	Change
Net sales	$590.3	$522.4	13.0%
Gross profit as a percentage of net sales	77.0%	72.1%	4.9	pts.
Net income	$123.4	$60.3	104.6%
Earnings per share
Basic	$1.14	$0.57	100.0%
Diluted	$1.12	$0.56	100.0%
Our sales growth was led by our THV products, which, in the United States, benefited from the launch of the Edwards SAPIEN XT transcatheter heart valve, and in Europe, benefited from the Edwards SAPIEN 3 transcatheter heart valve. Our gross profit margin was positively impacted by foreign currency exchange rate fluctuations and an improved product mix in the United States, led by THV products. Our gross profit margin in the first quarter of 2014 was negatively impacted by the THV sales return reserve in connection with our SAPIEN 3 and SAPIEN XT launches, and the related inventory write-off. Our sales growth and improved gross profit margins drove the increase in our net income compared to the prior year.
Healthcare Environment, Opportunities, and Challenges
The medical device industry is highly competitive and continues to evolve. Our success is measured both by the development of innovative products and the value we bring to our stakeholders. We are committed to developing new technologies, providing innovative patient care, and to defending our intellectual property. To strengthen our leadership and enable future growth opportunities, in the first three months of 2015 we invested 14.6% of our net sales in research and development. In a consolidating industry, we believe our focus on innovation and a robust product pipeline will continue to help us compete more effectively.
New Accounting Standards
For information on new accounting standards, see Note 1 to the "Consolidated Condensed Financial Statements."
Results of Operations
Net Sales Trends
(dollars in millions)

	Three Months Ended March 31,
				Percent Change
	2015	2014	Change
United States	$283.5	$222.4	$61.1	27.5%
International	306.8	300.0	6.8	2.3%
Total net sales	$590.3	$522.4	$67.9	13.0%
United States net sales increased $61.1 million for the three months ended March 31, 2015 due primarily to:

•
THV, which increased net sales by $59.6 million, due primarily to (1) sales of the Edwards SAPIEN XT transcatheter heart valve resulting from its launch in June 2014, (2) royalties earned under a license agreement with Medtronic, Inc. and its affiliates ("Medtronic"), and (3) a first quarter 2014 sales reserve for estimated THV product returns upon delivery of next-generation valves. These increases were partially offset by decreased sales of the Edwards SAPIEN transcatheter heart valve as customers converted to Edwards SAPIEN XT.

International net sales increased $6.8 million for the three months ended March 31, 2015 due primarily to:

•
THV, which increased net sales by $44.8 million, driven primarily by the launches of the Edwards SAPIEN 3 transcatheter heart valve in Europe and the Edwards SAPIEN XT transcatheter heart valve in Japan, partially offset by lower sales of the Edwards SAPIEN XT transcatheter heart valve in Europe, as customers converted to Edwards SAPIEN 3; and

•	Surgical Heart Valve Therapy, which increased net sales by $8.6 million, driven primarily by sales of pericardial aortic tissue valves and EDWARDS INTUITY Elite valves;
partially offset by:

•
foreign currency exchange rate fluctuations, which decreased net sales for the three months ended March 31, 2015 by $41.3 million, due primarily to the weakening of various currencies against the United States dollar, mainly the Euro and the Japanese yen.

The impact of foreign currency exchange rate fluctuations on net sales is not necessarily indicative of the impact on net income due to the corresponding effect of foreign currency exchange rate fluctuations on international manufacturing and operating costs and our hedging activities. For more information, see Item 3, "Quantitative and Qualitative Disclosures About Market Risk."
Net Sales by Product Group
(dollars in millions)

	Three Months Ended March 31,
				Percent Change
	2015	2014	Change
Transcatheter Heart Valve Therapy	$268.5	$189.2	$79.3	41.9%
Surgical Heart Valve Therapy	196.9	202.6	(5.7)	(2.8)%
Critical Care	124.9	130.6	(5.7)	(4.4)%
Total net sales	$590.3	$522.4	$67.9	13.0%

Transcatheter Heart Valve Therapy
The $79.3 million increase in net sales of THV products for the three months ended March 31, 2015 was due primarily to:

•	the Edwards SAPIEN XT transcatheter heart valve, driven primarily by the launches in the United States and Japan;

•	the Edwards SAPIEN 3 transcatheter heart valve, driven primarily by the launch in Europe; and

•	royalties earned in the United States under a license agreement with Medtronic;
partially offset by:

•
lower sales of the Edwards SAPIEN transcatheter heart valve, primarily in the United States, and the Edwards SAPIEN XT transcatheter heart valve in Europe, as customers converted to next-generation products; and

•
foreign currency exchange rate fluctuations, which decreased net sales for the three months ended March 31, 2015 by $29.9 million, due primarily to the weakening of the Euro against the United States dollar.

At the end of 2014, we submitted our pre-market approval application for the Edwards SAPIEN 3 transcatheter valve system in the United States. In the first quarter of 2015, clinicians presented 30-day SAPIEN 3 data for high- and intermediate-risk patients demonstrating the lowest all-cause mortality rates of any of the PARTNER studies, as well as excellent results on other key metrics. Clinicians also presented the final five-year PARTNER clinical data for high-risk patients treated with the first-generation SAPIEN valve, which demonstrated equivalent outcomes to traditional open-heart surgery and durable valve performance. Also, in the first quarter of 2015, we began enrollment in our SAPIEN 3 continued access program for up to 1,000 intermediate-risk patients, and we began enrollment in our pivotal trial in Europe of our self-expanding CENTERA valve platform.
Surgical Heart Valve Therapy
The $5.7 million decrease in net sales of Surgical Heart Valve Therapy products for the three months ended March 31, 2015 was due primarily to:

•	foreign currency exchange rate fluctuations, which decreased net sales by $14.7 million, due primarily to the weakening of the Euro and the Japanese yen against the United States dollar;
partially offset by:

•
surgical heart valve products, which increased net sales by $13.7 million, driven by sales of pericardial aortic tissue valves, primarily in Europe and Japan, and EDWARDS INTUITY Elite valves, primarily in Europe.

Critical Care
The $5.7 million decrease in net sales of Critical Care products during the three months ended March 31, 2015 was due primarily to:

•	foreign currency exchange rate fluctuations, which decreased net sales by $9.4 million, due primarily to the weakening of the Euro and the Japanese yen against the United States dollar;
partially offset by:

•	enhanced surgical recovery products, primarily outside the United States, which increased net sales by $5.5 million.
Gross Profit

	Three Months Ended March 31,
	2015	2014	Change
Gross profit as a percentage of net sales	77.0%	72.1%	4.9	pts.
The increase in gross profit as a percentage of net sales for the three months ended March 31, 2015 was driven primarily by:

•	a 2.4 percentage point increase due to the impact of foreign currency exchange rate fluctuations, including the settlement of foreign currency hedging contracts;

•
a 2.1 percentage point increase due to the impact on the first quarter of 2014 from the THV sales return reserve in connection with our SAPIEN 3 and SAPIEN XT launches, and the related inventory write-off, primarily in the United States; and

•	a 1.1 percentage point increase due to an improved product mix, primarily in the United States, driven by THV products;
partially offset by:

•	higher spending in our operations.
Selling, General, and Administrative ("SG&A") Expenses
(dollars in millions)

	Three Months Ended March 31,
	2015	2014	Change
SG&A expenses	$202.5	$197.2	$5.3
SG&A expenses as a percentage of net sales	34.3%	37.7%	(3.4)	pts.
The increase in SG&A expenses for the three months ended March 31, 2015 was due primarily to higher personnel-related costs. These increases were partially offset by the impact of foreign currency, which reduced expenses by $14.7 million, due primarily to the weakening of the Euro against the United States dollar. The decrease in SG&A expenses as a percentage of net sales for the three months ended March 31, 2015 was due to strong THV sales growth in the United States and Europe, while the increase in sales and marketing expenses was modest.
Research and Development Expenses
(dollars in millions)

	Three Months Ended March 31,
	2015	2014	Change
Research and development expenses	$86.4	$85.8	$0.6
Research and development expenses as a percentage of net sales	14.6%	16.4%	(1.8)	pts.
The increase in research and development expenses for the three months ended March 31, 2015 was due primarily to new THV product development efforts, partially offset by lower than expected spending for certain THV clinical expenses for the three months ended March 31, 2015. The decrease in research and development expenses as a percentage of net sales was due primarily to the timing of clinical expenses.
Intellectual Property Litigation Expense, Net
We incurred external legal costs related to intellectual property litigation of $0.3 million and $5.5 million for the three months ended March 31, 2015 and 2014, respectively. Intellectual property litigation expense decreased from the prior year due to the May 2014 litigation settlement agreement with Medtronic.
Special Charge
For information on special charges, see Note 2 to the "Consolidated Condensed Financial Statements."

Interest Expense, net
(in millions)

	Three Months Ended March 31,
	2015	2014	Change
Interest expense	$4.2	$4.6	$(0.4)
Interest income	(1.8)	(1.1)	(0.7)
Interest expense, net	$2.4	$3.5	$(1.1)
The decrease in interest expense for the three months ended March 31, 2015 resulted primarily from a lower average debt balance as compared to the prior year period, partially offset by higher average interest rates. The increase in interest income for the three months ended March 31, 2015 resulted primarily from higher average investment balances.
Other Expense (Income), net
(in millions)

	Three Months Ended March 31,
	2015	2014
Loss on investments	$1.4	$3.5
Foreign exchange gains, net	(0.9)	(0.2)
Insurance settlement gain	—	(3.7)
Other	(0.3)	0.1
Other expense (income), net	$0.2	$(0.3)
The loss on investments primarily represents our net share of gains and losses in investments accounted for under the equity method, and realized gains and losses on our available-for-sale and cost method investments. During the three months ended March 31, 2014, we recorded an other-than-temporary impairment charge of $3.5 million related to one of our cost method investments.
The foreign exchange gains relate to the foreign currency fluctuations in our global trade and intercompany receivable and payable balances, offset by the gains and losses on derivative instruments intended as an economic hedge of those exposures.
In March 2014, we recorded a $3.7 million insurance settlement gain related to inventory that was damaged in the fourth quarter of 2013.
Provision for Income Taxes
The provision for income taxes consists of provisions for federal, state, and foreign income taxes. We operate in an international environment with significant operations in various locations outside the United States, which have statutory tax rates lower than the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates. Our effective income tax rates were 24.1% and 22.0% for the three months ended March 31, 2015 and 2014, respectively. The change in the effective rates is primarily a result of fluctuations in the relative contribution of our foreign operations and United States operations to worldwide pre-tax income.
The federal research credit expired on December 31, 2014 and had not been reinstated as of March 31, 2015. Therefore, the effective income tax rate for the three months ended March 31, 2015 was calculated without an assumed benefit from the federal research credit.
We strive to resolve open matters with each tax authority at the examination level and could reach agreement with a tax authority at any time. While we have accrued for matters we believe are more likely than not to require settlement, the final outcome with a tax authority may result in a tax liability that is more or less than that reflected in the consolidated condensed financial statements. Furthermore, we may later decide to challenge any assessments, if made, and may exercise our right to appeal. The uncertain tax positions are reviewed quarterly and adjusted as events occur that affect potential liabilities for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, negotiations between tax authorities, identification of new issues, and issuance of new legislation, regulations, or case law. Management believes that adequate amounts of tax and related penalty and interest have been provided in income tax expense for any adjustments that may result from our uncertain tax positions. For further information, see Note 11 to the "Consolidated Condensed Financial Statements."

During 2014, we filed with the Internal Revenue Service ("IRS") a request for a pre-filing agreement associated with a tax return filing position on a portion of the litigation settlement payment received from Medtronic in May 2014. During the first quarter of 2015, the IRS accepted the pre-filing agreement into the pre-filing agreement program. The finalization of the pre-filing agreement could result in a significant change in our uncertain tax positions within the next 12 months. As a result, a portion of our long-term uncertain tax positions has been reclassified as short-term.
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
As of March 31, 2015, cash and cash equivalents and short-term investments held in the United States and outside the United States were $605.1 million and $765.7 million, respectively. We believe that cash held in the United States, in addition to amounts available under credit facilities and cash from operations, are sufficient to fund our United States operating requirements for the next twelve months. Cash and cash equivalents and short-term investments held outside the United States have historically been used to fund international operations and acquire businesses outside of the United States, the majority of which relates to undistributed earnings of certain of our foreign subsidiaries, which are considered by us to be indefinitely reinvested. Repatriations of cash and cash equivalents and short-term investments held outside the United States are subject to restrictions in certain jurisdictions, and may be subject to withholding and other taxes. The potential tax liability related to any repatriation would be dependent on the facts and circumstances that exist at the time such repatriation is made and the complexities of the tax laws of the United States and the respective foreign jurisdictions.
In October 2013, we issued $600.0 million of 2.875% fixed-rate unsecured senior notes due October 15, 2018. As of March 31, 2015, the total carrying value of our long-term debt was $602.7 million. We have a Five-Year Credit Agreement ("Credit Agreement") which provides up to an aggregate of $750.0 million in borrowings in multiple currencies. We may increase the amount available under the Credit Agreement, subject to agreement of the lenders, by up to an additional $250.0 million in the aggregate. As of March 31, 2015, there were no borrowings outstanding under the Credit Agreement.
From time to time, we repurchase shares of our common stock under share repurchase programs authorized by the Board of Directors. We consider several factors in determining when to execute share repurchases, including, among other things, expected dilution from stock plans, cash capacity, and the market price of our common stock. In May 2013, the Board of Directors approved a $750.0 million stock repurchase program providing for repurchases of our common stock through December 31, 2016. In July 2014, the Board of Directors approved a new stock repurchase program providing for an additional $750.0 million of repurchases without a specified end date. During 2015, we repurchased a total of 0.7 million shares under these programs at an aggregate cost of $100.0 million, and as of March 31, 2015, had remaining authority to purchase $852.5 million of our common stock.
At March 31, 2015, there had been no material changes in our significant contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.
Net cash flows provided by operating activities of $73.3 million for the three months ended March 31, 2015 decreased $65.6 million over the same period last year due primarily to a higher bonus payout in 2015 associated with 2014 performance and lower accounts receivable collections, partially offset by improved operating performance.
Net cash used in investing activities of $180.3 million for the three months ended March 31, 2015 consisted primarily of net purchases of investments of $159.8 million and capital expenditures of $20.8 million.
Net cash used in investing activities of $119.8 million for the three months ended March 31, 2014 consisted primarily of net purchases of investments of $106.1 million and capital expenditures of $14.3 million.
Net cash used in financing activities of $71.9 million for the three months ended March 31, 2015 consisted primarily of purchases of treasury stock of $101.0 million, partially offset by proceeds from stock plans of $23.5 million.
Net cash used in financing activities of $143.8 million for the three months ended March 31, 2014 consisted primarily of purchases of treasury stock of $300.0 million, partially offset by net proceeds from debt of $130.0 million, proceeds from stock plans of $14.2 million, and the excess tax benefit from stock plans of $14.0 million (including the realization of previously suspended excess tax benefits).

Critical Accounting Policies and Estimates
The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies and estimates which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 36-38 in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes from the information discussed therein.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk, Foreign Currency Risk, Credit Risk, and Concentrations of Risk
For a complete discussion of our exposure to interest rate risk, foreign currency risk, credit risk, and concentrations of risk, refer to Item 7A "Quantitative and Qualitative Disclosures About Market Risk" on pages 38-40 of our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes from the information discussed therein.
Investment Risk
We are exposed to investment risks related to changes in the fair values of our investments. Our investments include short-term and long-term investments in fixed-rate debt securities, and investments in equity instruments of public and private companies. See Note 4 to the "Consolidated Condensed Financial Statements" for additional information on our investments.
As of March 31, 2015, we had $916.8 million of investments in fixed-rate debt securities designated as held-to-maturity, of which $67.2 million were long-term, and $227.4 million of investments in fixed-rate debt securities designated as available-for-sale, of which $163.2 million were long-term. As of March 31, 2015, we had recorded unrealized gains of $0.2 million on the available-for-sale investments in "Accumulated Other Comprehensive Loss," net of tax. The market value of our investments may decline if current market interest rates rise, which could result in a realized loss if we choose or are forced to sell an investment before its scheduled maturity, which we currently do not anticipate. In addition, we had $25.2 million of investments in equity instruments of other companies and had recorded unrealized gains of $0.3 million on these investments in "Accumulated Other Comprehensive Loss," net of tax. Should these companies experience a decline in financial condition or fail to meet certain development milestones, the decline in the investments' value may be considered other-than-temporary and impairment charges may be necessary.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures.    Our management, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2015. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded as of March 31, 2015 that our disclosure controls and procedures are effective in providing reasonable assurance that the information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1.    Legal Proceedings
Please see Note 8 to the "Consolidated Condensed Financial Statements" of this Quarterly Report on Form 10-Q, which is incorporated by reference.
Item 1A.    Risk Factors
There have been no material changes to the risk factors under Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (b)
January 1, 2015 through January 31, 2015	—	$—	—	$952.5
February 1, 2015 through February 28, 2015	157,367	133.97	150,000	932.4
March 1, 2015 through March 31, 2015	575,159	138.89	575,159	852.5
Total	732,526	137.84	725,159

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
101
The following financial statements from Edwards Lifesciences' Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDWARDS LIFESCIENCES CORPORATION
(Registrant)
Date: April 29, 2015	By:	/s/ SCOTT B. ULLEM
Scott B. Ullem Corporate Vice President, Chief Financial Officer (Principal Financial Officer)
Date: April 29, 2015	By:	/s/ ROBERT W.A. SELLERS
Robert W.A. Sellers Vice President, Corporate Controller (Principal Accounting Officer)

EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

Exhibit No.	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial statements from Edwards Lifesciences' Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements