Form 10-Q
period 2015-06-30
Edwards Lifesciences Corp
filed 2015-07-29
CIK 1099800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The number of shares outstanding of the registrant's common stock, $1.00 par value, as of July 23, 2015 was 107,515,661.

EDWARDS LIFESCIENCES CORPORATION
FORM 10-Q
For the quarterly period ended June 30, 2015

Part I. Financial Information

Item 1.    Financial Statements
EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions, except par value; unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$597.6	$653.8
Short-term investments (Note 5)	811.4	785.0
Accounts and other receivables, net of allowances of $8.1 and $5.1, respectively	351.0	325.0
Inventories (Note 4)	313.3	296.8
Deferred income taxes	65.2	63.5
Prepaid expenses	46.1	48.8
Other current assets	112.4	121.7
Total current assets	2,297.0	2,294.6
Long-term accounts receivable, net of allowances of $5.5 and $6.2, respectively	6.6	5.8
Long-term investments (Note 5)	324.6	240.9
Property, plant, and equipment, net	450.6	442.9
Goodwill	370.9	376.0
Other intangible assets, net	18.9	23.4
Deferred income taxes	82.0	91.5
Other assets	57.7	49.2
Total assets	$3,608.3	$3,524.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 4)	$445.2	$434.4
Long-term debt	600.3	598.1
Other long-term liabilities	274.2	300.4
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock, $.01 par value, authorized 50.0 shares, no shares outstanding	—	—
Common stock, $1.00 par value, 350.0 shares authorized, 129.9 and 128.9 shares issued, and 107.4 and 107.8 shares outstanding, respectively	129.9	128.9
Additional paid-in capital	964.1	878.4
Retained earnings	3,078.0	2,841.9
Accumulated other comprehensive loss	(146.6)	(100.9)
Treasury stock, at cost, 22.5 and 21.1 shares, respectively	(1,736.8)	(1,556.9)
Total stockholders' equity	2,288.6	2,191.4
Total liabilities and stockholders' equity	$3,608.3	$3,524.3
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in millions, except per share information; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$616.8	$575.1	$1,207.1	$1,097.5
Cost of sales	158.6	151.2	294.6	297.1
Gross profit	458.2	423.9	912.5	800.4
Selling, general, and administrative expenses	213.9	215.5	416.4	412.7
Research and development expenses	97.5	89.1	183.9	174.9
Intellectual property litigation expenses (income), net	1.0	(747.4)	1.3	(741.9)
Special charges (Note 3)	—	50.0	—	57.5
Interest expense, net	1.8	3.1	4.2	6.6
Other expense, net	1.8	0.4	2.0	0.1
Income before provision for income taxes	142.2	813.2	304.7	890.5
Provision for income taxes	29.5	266.2	68.6	283.2
Net income	$112.7	$547.0	$236.1	$607.3
Share information (Note 11)
Earnings per share:
Basic	$1.05	$5.18	$2.19	$5.72
Diluted	$1.02	$5.09	$2.14	$5.63
Weighted-average number of common shares outstanding:
Basic	107.6	105.6	107.7	106.1
Diluted	110.0	107.4	110.1	107.9
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$112.7	$547.0	$236.1	$607.3
Other comprehensive income (loss), net of tax (Note 10)
Foreign currency translation adjustments	18.4	(5.4)	(46.3)	(6.2)
Unrealized (loss) gain on cash flow hedges	(16.5)	(3.4)	0.7	(7.4)
Unrealized loss on available-for-sale investments	(0.8)	(0.2)	(0.5)	(0.2)
Reclassification of net realized investment loss to earnings	0.2	0.3	0.4	0.3
Other comprehensive income (loss)	1.3	(8.7)	(45.7)	(13.5)
Comprehensive income	$114.0	$538.3	$190.4	$593.8
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net income	$236.1	$607.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32.8	32.3
Stock-based compensation (Note 8)	24.4	23.9
Excess tax benefit from stock plans	(19.7)	(21.3)
(Gain) loss on investments	(1.4)	0.9
Deferred income taxes	2.2	0.5
Other	0.7	0.4
Changes in operating assets and liabilities:
Accounts and other receivables, net	(39.5)	(0.2)
Inventories	(32.3)	(11.5)
Accounts payable and accrued liabilities	(19.3)	37.4
Income taxes	44.9	250.9
Prepaid expenses and other current assets	9.6	(7.4)
Other	4.9	3.7
Net cash provided by operating activities	243.4	916.9
Cash flows from investing activities
Capital expenditures	(39.2)	(30.3)
Purchases of held-to-maturity investments (Note 5)	(553.4)	(1,146.5)
Proceeds from held-to-maturity investments (Note 5)	562.6	594.9
Purchases of available-for sale investments (Note 5)	(206.6)	—
Proceeds from available-for-sale investments (Note 5)	78.0	—
Investments in trading securities, net	(4.8)	(10.9)
Proceeds from unconsolidated affiliates, net (Note 5)	0.7	1.3
Other	(5.1)	1.3
Net cash used in investing activities	(167.8)	(590.2)
Cash flows from financing activities
Proceeds from issuance of debt	13.3	214.1
Payments on debt and capital lease obligations	(14.7)	(212.9)
Purchases of treasury stock	(179.9)	(300.6)
Excess tax benefit from stock plans	19.7	21.3
Proceeds from stock plans	42.5	32.9
Other	(3.4)	(2.4)
Net cash used in financing activities	(122.5)	(247.6)
Effect of currency exchange rate changes on cash and cash equivalents	(9.3)	(0.9)
Net (decrease) increase in cash and cash equivalents	(56.2)	78.2
Cash and cash equivalents at beginning of period	653.8	420.4
Cash and cash equivalents at end of period	$597.6	$498.6
Supplemental disclosures:
Non-cash investing and financing transactions:
Capital expenditures accruals	$8.8	$8.2
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
New Accounting Standards Not Yet Adopted
In April 2015, the Financial Accounting Standards Board ("FASB") issued an amendment to the accounting guidance on the presentation of debt issuance costs. The guidance requires an entity to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt, consistent with debt discounts. The guidance is effective for annual reporting periods beginning after December 31, 2015 and interim periods within those periods, and must be applied retrospectively to each prior reporting period presented. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial statements.
In May 2014, the FASB issued an update to the accounting guidance on revenue recognition. The new guidance provides a comprehensive, principles-based approach to revenue recognition, and supersedes most previous revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires improved disclosures on the nature, amount, timing, and uncertainty of revenue that is recognized. In July 2015, the FASB voted to defer the effective date by one year, such that the new standard will be effective for annual reporting periods beginning after December 15, 2017 and interim periods therein. The new guidance can be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of the change recognized at the date of the initial application. The Company is currently assessing the impact this guidance will have on its consolidated financial statements, and has not yet selected a transition method.

In July 2015, the FASB issued an update to the accounting guidance on inventory. The new guidance requires an entity to measure inventory within the scope of the amendment at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.

2.     INTELLECTUAL PROPERTY LITIGATION EXPENSES (INCOME), NET
In May 2014, the Company entered into an agreement with Medtronic, Inc. and its affiliates (“Medtronic”) to settle all outstanding patent litigation between the companies, including all cases related to transcatheter heart valves. In the second quarter of 2014, under the terms of a patent cross-license that was part of the agreement, Medtronic made a one-time, upfront payment to the Company in the amount of $750.0 million.

3.     SPECIAL CHARGES
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
4.     COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS
Components of selected captions in the consolidated condensed balance sheets consisted of the following (in millions):

	June 30, 2015	December 31, 2014
Inventories
Raw materials	$69.3	$67.4
Work in process	78.5	59.3
Finished products	165.5	170.1
	$313.3	$296.8

At June 30, 2015 and December 31, 2014, approximately $52.5 million and $46.2 million, respectively, of the Company's finished products inventories were held on consignment.

	June 30, 2015	December 31, 2014
Accounts payable and accrued liabilities
Accounts payable	$66.2	$58.2
Employee compensation and withholdings	145.0	190.5
Uncertain tax positions	39.2	—
Research and development accruals	38.2	39.9
Property, payroll, and other taxes	32.9	32.7
Accrued rebates	11.1	11.7
Deferred income taxes	10.5	8.3
Taxes payable	8.1	9.1
Litigation reserves	5.8	4.4
Fair value of derivatives	5.1	2.6
Realignment reserves	1.9	7.7
Other accrued liabilities	81.2	69.3
	$445.2	$434.4

5.     INVESTMENTS
Debt Securities
Investments in debt securities at the end of each period were as follows (in millions):

	June 30, 2015				December 31, 2014
Held-to-maturity	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Bank time deposits	$638.2	$—	$—	$638.2	$661.5	$—	$—	$661.5
Commercial paper	100.1	—	—	100.1	80.0	—	—	80.0
U.S. government and agency securities	51.7	0.1	(0.1)	51.7	58.9	0.1	(0.1)	58.9
Asset-backed securities	2.9	—	—	2.9	8.2	—	—	8.2
Corporate debt securities	22.6	—	—	22.6	24.7	—	—	24.7
Municipal securities	5.2	—	—	5.2	6.1	—	—	6.1
Total	$820.7	$0.1	$(0.1)	$820.7	$839.4	$0.1	$(0.1)	$839.4

Available-for-sale
Commercial paper	13.2	—	—	13.2	13.0	—	—	13.0
U.S. government and agency securities	13.0	—	—	13.0	1.0	—	—	1.0
Asset-backed securities	64.6	—	—	64.6	42.9	—	—	42.9
Corporate debt securities	200.2	0.1	(0.5)	199.8	103.6	—	(0.4)	103.2
Total	$291.0	$0.1	$(0.5)	$290.6	$160.5	$—	$(0.4)	$160.1
The cost and fair value of investments in debt securities, by contractual maturity, as of June 30, 2015 were as follows:

	Held-to-Maturity		Available-for-Sale
	Cost	Fair Value	Cost	Fair Value
	(in millions)
Due in 1 year or less	$767.3	$767.4	$44.1	$44.1
Due after 1 year through 5 years	36.9	36.9	183.4	183.1
Instruments not due at a single maturity date	16.5	16.4	63.5	63.4
	$820.7	$820.7	$291.0	$290.6
Actual maturities may differ from the contractual maturities due to call or prepayment rights.

Investments in Unconsolidated Affiliates
The Company has a number of equity investments in privately and publicly held companies. Investments in these unconsolidated affiliates are recorded in "Long-term Investments" on the consolidated condensed balance sheets, and are as follows:

	June 30, 2015	December 31, 2014
	(in millions)
Available-for-sale investments
Cost	$—	$—
Unrealized gains	0.3	0.4
Fair value of available-for-sale investments	0.3	0.4
Equity method investments
Cost	12.1	12.8
Equity in losses	(5.0)	(3.5)
Carrying value of equity method investments	7.1	9.3
Cost method investments
Carrying value of cost method investments	17.3	16.7
Total investments in unconsolidated affiliates	$24.7	$26.4
During the three and six months ended June 30, 2015, the gross realized gains or losses from sales of available-for-sale investments were not material. In March 2014, the Company recorded an other-than-temporary impairment charge of $3.5 million related to one of its cost method investments.
6.     FAIR VALUE MEASUREMENTS
The consolidated condensed financial statements include financial instruments for which the fair market value of such instruments may differ from amounts reflected on a historical cost basis. Financial instruments of the Company consist of cash deposits, accounts and other receivables, investments, accounts payable, certain accrued liabilities, and borrowings under a revolving credit agreement. The carrying value of these financial instruments generally approximates fair value due to their short-term nature. Financial instruments also include notes payable. As of June 30, 2015, the fair value of the notes payable, based on Level 2 inputs, was $615.4 million.
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

June 30, 2015	Level 1	Level 2	Total
Assets
Cash equivalents	$0.3	$9.8	$10.1
Available-for-sale investments:
Corporate debt securities	—	199.8	199.8
Asset-backed securities	—	64.7	64.7
U.S. government and agency securities	—	12.9	12.9
Commercial paper	—	13.2	13.2
Equity investments in unconsolidated affiliates	0.3	—	0.3
Investments held for deferred compensation plans	33.6	—	33.6
Derivatives	—	46.8	46.8
	$34.2	$347.2	$381.4
Liabilities
Derivatives	$—	$5.1	$5.1
Deferred compensation plans	33.6	—	33.6
	$33.6	$5.1	$38.7
December 31, 2014
Assets
Cash equivalents	$32.6	$12.0	$44.6
Available-for-sale investments:
Corporate debt securities	—	103.2	103.2
Asset-backed securities	—	42.9	42.9
U.S. government and agency securities	—	1.0	1.0
Commercial paper	—	13.0	13.0
Equity investments in unconsolidated affiliates	0.4	—	0.4
Investments held for deferred compensation plans	28.2	—	28.2
Derivatives	—	50.7	50.7
	$61.2	$222.8	$284.0
Liabilities
Derivatives	$—	$2.6	$2.6
Deferred compensation plans	28.7	—	28.7
	$28.7	$2.6	$31.3
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

	Notional Amount
	June 30, 2015	December 31, 2014
	(in millions)
Foreign currency forward exchange contracts	$753.1	$761.2
Interest rate swap agreements	300.0	300.0
Foreign currency option contracts	18.2	9.2
The Company uses derivative financial instruments to manage interest rate and foreign currency risks. It is the Company's policy not to enter into derivative financial instruments for speculative purposes. The Company uses interest rate swaps to convert a portion of its fixed-rate debt into variable-rate debt. These interest rate swaps are designated as fair value hedges and meet the shortcut method requirements under the accounting standards for derivatives and hedging. Accordingly, changes in the fair values of the interest rate swaps are considered to exactly offset changes in the fair value of the underlying long-term debt. The Company uses foreign currency forward exchange contracts to offset the changes due to currency rate movements in the amount of future cash flows associated with intercompany transactions and certain local currency expenses expected to occur within the next 13 months. These foreign currency forward exchange contracts are designated as cash flow hedges. Certain of the Company's locations have assets and liabilities denominated in currencies other than their functional currencies resulting principally from intercompany and local currency transactions. The Company uses foreign currency forward exchange contracts and foreign currency option contracts that are not designated as hedging instruments to offset the transaction gains and losses associated with certain of these assets and liabilities. All foreign currency forward exchange contracts and foreign currency option contracts are denominated in currencies of major industrial countries, principally the Euro and the Japanese yen.
All derivative financial instruments are recognized at fair value in the consolidated condensed balance sheets. For each derivative instrument that is designated and effective as a fair value hedge, the gain or loss on the derivative is recognized immediately to earnings, and offsets the loss or gain on the underlying hedged item. The gain or loss on fair value hedges is classified in net interest expense, as they hedge the interest rate risk associated with the Company's fixed-rate debt. The Company reports in "Accumulated Other Comprehensive Loss" the effective portion of the gain or loss on derivative financial instruments that are designated, and that qualify, as cash flow hedges. The Company reclassifies these gains and losses into earnings in the same period in which the underlying hedged transactions affect earnings. Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current period earnings. For the six months ended June 30, 2015 and 2014, the Company did not record any gains or losses due to hedge ineffectiveness. The gains and losses on derivative financial instruments for which the Company does not elect hedge accounting treatment are recognized in the consolidated condensed statements of operations in each period based upon the change in the fair value of the derivative financial instrument. Cash flows from derivative financial instruments are reported as operating activities in the consolidated condensed statements of cash flows.

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
The following table presents the location and fair value amounts of derivative instruments reported in the consolidated condensed balance sheets (in millions):

		Fair Value
Derivatives designated as hedging instruments	Balance Sheet Location	June 30, 2015	December 31, 2014
Assets
Foreign currency contracts	Other current assets	$37.2	$45.2
Interest rate swap agreements	Other assets	$2.3	$0.4
Liabilities
Foreign currency contracts	Accrued and other liabilities	$5.1	$2.6
Derivatives not designated as hedging instruments
Assets
Foreign currency contracts	Other assets	$7.3	$5.1
The following table presents the effect of master-netting agreements and rights of offset on the consolidated condensed balance sheets (in millions):

				Gross Amounts Not Offset in the Consolidated Balance Sheet
		Gross Amounts Offset in the Consolidated Balance Sheet
			Net Amounts Presented in the Consolidated Balance Sheet
June 30, 2015	Gross Amounts			Financial Instruments	Cash Collateral Received	Net Amount
Derivative Assets
Foreign currency contracts	$44.5	$—	$44.5	$(5.1)	$—	$39.4
Interest rate swap agreements	$2.3	$—	$2.3	$—	$—	$2.3
Derivative Liabilities
Foreign currency contracts	$5.1	$—	$5.1	$(5.1)	$—	$—
December 31, 2014
Derivative Assets
Foreign currency contracts	$50.3	$—	$50.3	$(2.6)	$—	$47.7
Interest rate swap agreements	$0.4	$—	$0.4	$—	$—	$0.4
Derivative Liabilities
Foreign currency contracts	$2.6	$—	$2.6	$(2.6)	$—	$—
The following tables present the effect of derivative instruments on the consolidated condensed statements of operations and consolidated condensed statements of comprehensive income (in millions):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended June 30,			Three Months Ended June 30,
			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income
Derivatives in cash flow hedging relationships	2015	2014		2015	2014
Foreign currency contracts	$(7.4)	$(2.7)	Cost of sales	$19.0	$3.0

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	Six Months Ended June 30,			Six Months Ended June 30,
			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income
Derivatives in cash flow hedging relationships	2015	2014		2015	2014
Foreign currency contracts	$28.9	$(4.4)	Cost of sales	$29.5	$8.0

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended June 30,
	Location of Gain or (Loss) Recognized in Income on Derivative
Derivatives in fair value hedging relationships		2015	2014
Interest rate swap agreements	Interest expense, net	$(2.6)	$2.6

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Six Months Ended June 30,
	Location of Gain or (Loss) Recognized in Income on Derivative
Derivatives in fair value hedging relationships		2015	2014
Interest rate swap agreements	Interest expense, net	$1.9	$4.7
The gains on the interest rate swap agreements are fully offset by the changes in the fair value of the fixed-rate debt being hedged.

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended June 30,
	Location of Gain or (Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments		2015	2014
Foreign currency contracts	Other expense, net	$1.9	$(2.5)

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Six Months Ended June 30,
	Location of Gain or (Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments		2015	2014
Foreign currency contracts	Other expense, net	$6.8	$(3.2)
The Company expects that during the next twelve months it will reclassify to earnings a $19.7 million gain currently recorded in "Accumulated Other Comprehensive Loss."

8.   STOCK-BASED COMPENSATION
Stock-based compensation expense related to awards issued under the Company's incentive compensation plans for the three and six months ended June 30, 2015 and 2014 was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of sales	$1.6	$1.5	$3.4	$3.0
Selling, general, and administrative expenses	7.1	8.6	16.7	17.4
Research and development expenses	2.1	1.8	4.3	3.5
Total stock-based compensation expense	$10.8	$11.9	$24.4	$23.9
At June 30, 2015, the total remaining compensation cost related to nonvested stock options, restricted stock units, market-based restricted stock units, and employee stock purchase plan ("ESPP") subscription awards amounted to $108.1 million, which will be amortized on a straight-line basis over the weighted-average remaining requisite service period of 33 months.
During the six months ended June 30, 2015, the Company granted 0.8 million stock options at a weighted-average exercise price of $130.89 and 0.2 million shares of restricted stock units at a weighted-average grant-date fair value of $131.23. The Company also granted 34,000 shares of market-based restricted stock units at a weighted-average grant-date fair value of $138.66. The market-based restricted stock units vest based on a combination of certain service and market conditions. The actual number of shares issued will be determined based on the Company’s total shareholder return relative to a selected industry peer group over a three-year performance period, and may range from 0% to 175% of the targeted number of shares granted.
Fair Value Disclosures
The fair value of the market-based restricted stock units was determined using a Monte Carlo simulation model, which uses multiple input variables to determine the probability of satisfying the market condition requirements. The weighted-average assumptions used to determine the fair value of the market-based restricted stock units granted during the six months ended June 30, 2015 and 2014 included a risk-free interest rate of 1.0% and 0.9%, respectively, and an expected volatility rate of 31.0% and 31.7%, respectively.
The Black-Scholes option pricing model was used with the following weighted-average assumptions for options granted during the following periods:

Option Awards	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Average risk-free interest rate	1.4%	1.4%	1.4%	1.4%
Expected dividend yield	None	None	None	None
Expected volatility	29.7%	30.7%	29.8%	30.7%
Expected term (years)	4.5	4.5	4.5	4.6
Fair value, per share	$35.40	$23.58	$35.64	$23.21
The Black-Scholes option pricing model was used with the following weighted-average assumptions for ESPP subscriptions granted during the following periods:

ESPP	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Average risk-free interest rate	0.2%	0.1%	0.2%	0.1%
Expected dividend yield	None	None	None	None
Expected volatility	26.5%	29.2%	27.6%	31.3%
Expected term (years)	0.6	0.7	0.6	0.7
Fair value, per share	$33.01	$18.33	$30.86	$16.96

9.   COMMITMENTS AND CONTINGENCIES
Edwards Lifesciences is or may be a party to, or may otherwise be responsible for, pending or threatened lawsuits related primarily to products and services currently or formerly manufactured or performed, as applicable, by Edwards Lifesciences. Such cases and claims raise difficult and complex factual and legal issues and are subject to many uncertainties, including, but not limited to, the facts and circumstances of each particular case or claim, the jurisdiction in which each suit is brought, and differences in applicable law. Upon resolution of any such legal matter or other claim, Edwards Lifesciences may incur charges in excess of established reserves. The Company is not able to estimate the amount or range of any loss for legal contingencies for which there is no reserve or additional loss for matters already reserved. While any such charge related to these matters could have a material adverse impact on Edwards Lifesciences’ net income or cash flows in the period in which it is recorded or paid, management does not believe that any such charge relating to any currently pending lawsuit would have a material adverse effect on Edwards Lifesciences’ financial position, results of operations, or liquidity.

Edwards Lifesciences is subject to various environmental laws and regulations both within and outside of the United States. The operations of Edwards Lifesciences, like those of other medical device companies, involve the use of substances regulated under environmental laws, primarily in manufacturing and sterilization processes. While it is difficult to quantify the potential cost of a program to comply with environmental protection laws, management believes that such cost will not have a material impact on Edwards Lifesciences’ financial position, results of operations, or liquidity.

10.   ACCUMULATED OTHER COMPREHENSIVE LOSS
Presented below is a summary of activity for each component of "Accumulated Other Comprehensive Loss" for the six months ended June 30, 2015.

	Foreign Currency Translation Adjustments	Unrealized Gain on Cash Flow Hedges	Unrealized Loss on Available-for- sale Investments	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
	(in millions)
December 31, 2014	$(116.4)	$32.3	$—	$(16.8)	$(100.9)
Other comprehensive (loss) gain before reclassifications	(46.3)	28.9	(0.5)	—	(17.9)
Amounts reclassified from accumulated other comprehensive loss	—	(29.5)	0.4	—	(29.1)
Deferred income tax benefit	—	1.3	—	—	1.3
June 30, 2015	$(162.7)	$33.0	$(0.1)	$(16.8)	$(146.6)
The following table provides information about amounts reclassified from "Accumulated Other Comprehensive Loss" (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
					Affected Line on Consolidated Condensed Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	2015	2014	2015	2014
Gain on cash flow hedges	$19.0	$3.0	$29.5	$8.0	Cost of sales
	(6.9)	(1.1)	(10.7)	(3.0)	Provision for income taxes
	$12.1	$1.9	$18.8	$5.0	Net of tax
Loss on available-for-sale investments	$(0.2)	$(0.3)	$(0.4)	$(0.3)	Other expense, net
	—	—	—	—	Provision for income taxes
	$(0.2)	$(0.3)	$(0.4)	$(0.3)	Net of tax

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
The table below presents the computation of basic and diluted earnings per share (in millions, except for per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic:
Net income	$112.7	$547.0	$236.1	$607.3
Weighted-average shares outstanding	107.6	105.6	107.7	106.1
Basic earnings per share	$1.05	$5.18	$2.19	$5.72
Diluted:
Net income	$112.7	$547.0	$236.1	$607.3
Weighted-average shares outstanding	107.6	105.6	107.7	106.1
Dilutive effect of stock plans	2.4	1.8	2.4	1.8
Dilutive weighted-average shares outstanding	110.0	107.4	110.1	107.9
Diluted earnings per share	$1.02	$5.09	$2.14	$5.63
Stock options, restricted stock units, and market-based restricted stock units to purchase 1.0 million and 4.4 million shares for the three months ended June 30, 2015 and 2014, respectively, and 0.6 million and 4.0 million shares for the six months ended June 30, 2015 and 2014, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.
12.   INCOME TAXES
The Company's effective income tax rates were 20.7% and 32.7% for the three months ended June 30, 2015 and 2014, respectively, and 22.5% and 31.8% for the six months ended June 30, 2015 and 2014, respectively.
The effective tax rate for the three and six months ended June 30, 2014 included (1) $262.1 million of tax expense associated with a $750.0 million litigation settlement payment received from Medtronic in May 2014 (see Note 2) and (2) $6.2 million of tax benefits from the remeasurement of uncertain tax positions.
The federal research credit expired on December 31, 2014 and had not been reinstated as of June 30, 2015. Therefore, the effective income tax rate for the three and six months ended June 30, 2015 was calculated without an assumed benefit from the federal research credit.
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
As of June 30, 2015 and December 31, 2014, the liability for income taxes associated with uncertain tax positions was $201.6 million and $192.3 million, respectively. The Company estimates that these liabilities would be reduced by $35.1 million and $34.3 million, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, and timing adjustments. The net amounts of $166.5 million and $158.0 million, respectively, if not required, would favorably affect the Company's effective tax rate.

At June 30, 2015, all material state, local, and foreign income tax matters have been concluded for years through 2008. During the third quarter of 2013, the Internal Revenue Service ("IRS") completed its fieldwork for the 2009 and 2010 tax years. The case is currently in suspense pending finalization of an Advance Pricing Agreement ("APA") and Joint Committee of Taxation approval. The IRS began its examination of the 2011 and 2012 tax years during the fourth quarter of 2013.
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
13.   SEGMENT INFORMATION
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
The table below presents information about Edwards Lifesciences' reportable segments (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Segment Net Sales
United States	$302.7	$242.0	$586.2	$464.4
Europe	213.9	188.3	430.4	363.9
Japan	75.2	68.2	143.9	128.4
Rest of World	80.4	75.1	151.7	138.8
Total segment net sales	$672.2	$573.6	$1,312.2	$1,095.5
Segment Pre-tax Income
United States	$166.4	$131.2	$333.8	$249.6
Europe	103.2	87.7	211.1	167.9
Japan	36.6	31.9	68.0	59.5
Rest of World	21.5	23.7	38.3	40.0
Total segment pre-tax income	$327.7	$274.5	$651.2	$517.0

The table below presents reconciliations of segment net sales to consolidated net sales and segment pre-tax income to consolidated pre-tax income (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Sales Reconciliation
Segment net sales	$672.2	$573.6	$1,312.2	$1,095.5
Foreign currency	(55.4)	1.5	(105.1)	2.0
Consolidated net sales	$616.8	$575.1	$1,207.1	$1,097.5
Pre-tax Income Reconciliation
Segment pre-tax income	$327.7	$274.5	$651.2	$517.0
Unallocated amounts:
Corporate items	(178.8)	(158.1)	(335.6)	(312.7)
Special charges (Note 3)	—	(50.0)	—	(57.5)
Intellectual property litigation (expenses) income, net	(1.0)	747.4	(1.3)	741.9
Interest expense, net	(1.8)	(3.1)	(4.2)	(6.6)
Foreign currency	(3.9)	2.5	(5.4)	8.4
Consolidated pre-tax income	$142.2	$813.2	$304.7	$890.5
Enterprise-wide Information
Enterprise-wide information is based on actual foreign exchange rates used in the Company's consolidated condensed financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Net Sales by Geographic Area
United States	$302.7	$242.0	$586.2	$464.4
Europe	181.9	193.8	367.2	374.1
Japan	62.3	66.7	120.4	125.4
Rest of World	69.9	72.6	133.3	133.6
	$616.8	$575.1	$1,207.1	$1,097.5
Net Sales by Major Product and Service Area
Transcatheter Heart Valve Therapy	$281.4	$219.7	$549.9	$408.9
Surgical Heart Valve Therapy	204.0	214.0	400.9	416.6
Critical Care	131.4	141.4	256.3	272.0
	$616.8	$575.1	$1,207.1	$1,097.5

	June 30, 2015	December 31, 2014
	(in millions)
Long-lived Tangible Assets by Geographic Area
United States	$367.5	$347.6
Europe	39.9	42.1
Japan	8.2	8.5
Rest of World	92.7	93.9
	$508.3	$492.1

14.   SUBSEQUENT EVENT
On July 3, 2015, the Company entered into an agreement and plan of merger to acquire CardiAQ Valve Technologies, Inc. ("CardiAQ") for an aggregate cash purchase price of $350.0 million, subject to certain adjustments. In addition, the Company agreed to pay an additional $50.0 million if a certain European regulatory approval is obtained within 48 months of the acquisition closing date. CardiAQ is a developer of a transcatheter mitral valve replacement system. The Company plans to integrate the acquired technology platform into its mitral heart valve program. The acquisition will be accounted for as a business combination, and is expected to consist primarily of goodwill and in-process research and development. The Company is in the process of evaluating the potential impact of the business combination on its consolidated financial statements.

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
Financial Results
The following is a summary of our financial performance (dollars in millions, except per share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change		2015	2014	Change
Net sales	$616.8	$575.1	7.3%		$1,207.1	$1,097.5	10.0%
Gross profit as a percentage of net sales	74.3%	73.7%	0.6	pts.	75.6%	72.9%	2.7	pts.
Net income	$112.7	$547.0	(79.4)%		$236.1	$607.3	(61.1)%
Earnings per share
Basic	$1.05	$5.18	(79.7)%		$2.19	$5.72	(61.7)%
Diluted	$1.02	$5.09	(80.0)%		$2.14	$5.63	(62.0)%
Our sales growth was led by our THV products, which benefited from the June 2014 launch of the Edwards SAPIEN XT transcatheter heart valve in the United States, and the January 2014 launch of Edwards SAPIEN 3 transcatheter heart valve in Europe. Our gross profit margin was positively impacted by foreign currency exchange rate fluctuations and an improved product mix, led by THV products. Our gross profit margins in 2015 and 2014 were negatively impacted by the THV sales return reserve and related costs in connection with the launches of our next-generation products, and in 2015 by multiple investments in our operations, including costs of improving our manufacturing processes. Net income in the first six months of 2014 benefited from special items. In the second quarter of 2014, we received $750.0 million ($487.9 million, net of tax), from Medtronic, Inc. ("Medtronic") for an upfront payment due under a litigation settlement agreement.
Healthcare Environment, Opportunities, and Challenges
The medical device industry is highly competitive and continues to evolve. Our success is measured both by the development of innovative products and the value we bring to our stakeholders. We are committed to developing new technologies, providing innovative patient care, and to defending our intellectual property. To strengthen our leadership and enable future growth opportunities, in the first six months of 2015 we invested 15.2% of our net sales in research and development. In a consolidating industry, we believe our focus on innovation and a robust product pipeline will continue to help us compete more effectively.
New Accounting Standards
For information on new accounting standards, see Note 1 to the "Consolidated Condensed Financial Statements."
Results of Operations
Net Sales Trends
(dollars in millions)

	Three Months Ended June 30,				Six Months Ended June 30,
				Percent Change				Percent Change
	2015	2014	Change		2015	2014	Change
United States	$302.7	$242.0	$60.7	25.1%	$586.2	$464.4	$121.8	26.2%
International	314.1	333.1	(19.0)	(5.7)%	620.9	633.1	(12.2)	(1.9)%
Total net sales	$616.8	$575.1	$41.7	7.3%	$1,207.1	$1,097.5	$109.6	10.0%
United States net sales increased $60.7 million and $121.8 million for the three and six months ended June 30, 2015, respectively, due primarily to:

•
THV, which increased net sales by $58.1 million and $117.7 million, respectively, due primarily to sales of the Edwards SAPIEN XT transcatheter heart valve resulting from its launch in June 2014, partially offset by decreased sales of the Edwards SAPIEN transcatheter heart valve as customers converted to Edwards SAPIEN XT.

International net sales decreased $19.0 million and $12.2 million for the three and six months ended June 30, 2015, respectively, due primarily to:

•
foreign currency exchange rate fluctuations, which decreased net sales for the three and six months ended June 30, 2015 by $49.0 million and $90.3 million, respectively, due primarily to the weakening of various currencies against the United States dollar, mainly the Euro and the Japanese yen;

partially offset by:

•
higher THV sales, excluding the impact of foreign currency exchange rate fluctuations, driven primarily by the launches of the Edwards SAPIEN 3 transcatheter heart valve in Europe and the Edwards SAPIEN XT transcatheter heart valve in Japan, partially offset by lower sales of the Edwards SAPIEN XT transcatheter heart valve in Europe, as customers converted to Edwards SAPIEN 3.

The impact of foreign currency exchange rate fluctuations on net sales is not necessarily indicative of the impact on net income due to the corresponding effect of foreign currency exchange rate fluctuations on international manufacturing and operating costs and our hedging activities. For more information, see Item 3, "Quantitative and Qualitative Disclosures About Market Risk."
Net Sales by Product Group
(dollars in millions)

	Three Months Ended June 30,				Six Months Ended June 30,
				Percent Change				Percent Change
	2015	2014	Change		2015	2014	Change
Transcatheter Heart Valve Therapy	$281.4	$219.7	$61.7	28.1%	$549.9	$408.9	$141.0	34.5%
Surgical Heart Valve Therapy	204.0	214.0	(10.0)	(4.6)%	400.9	416.6	(15.7)	(3.8)%
Critical Care	131.4	141.4	(10.0)	(7.1)%	256.3	272.0	(15.7)	(5.8)%
Total net sales	$616.8	$575.1	$41.7	7.3%	$1,207.1	$1,097.5	$109.6	10.0%

Transcatheter Heart Valve Therapy
The $61.7 million and $141.0 million increases in net sales of THV products for the three and six months ended June 30, 2015, respectively, were due primarily to:

•	the Edwards SAPIEN XT valve, driven primarily by the launches in the United States and Japan;

•	the Edwards SAPIEN 3 valve, driven primarily by the launch in Europe; and

•	royalties earned in the United States under a license agreement with Medtronic;
partially offset by:

•	lower sales of the Edwards SAPIEN transcatheter heart valve in the United States and the Edwards SAPIEN XT transcatheter heart valve in Europe, as customers converted to next-generation products; and

•
foreign currency exchange rate fluctuations, which decreased net sales for the three and six months ended June 30, 2015 by $20.3 million and $37.5 million, respectively, due primarily to the weakening of the Euro against the United States dollar.

In June 2015, we received approval from the United States Food and Drug Administration for the Edwards SAPIEN 3 valve with the Commander Delivery System for the treatment of high-risk patients. In the first quarter of 2015, we began enrollment in our SAPIEN 3 continued access program for up to 1,000 intermediate-risk patients, and we began enrollment in our pivotal trial in Europe of our self-expanding CENTERA valve platform.
Surgical Heart Valve Therapy
The $10.0 million and $15.7 million decreases in net sales of Surgical Heart Valve Therapy products for the three and six months ended June 30, 2015, respectively, were due primarily to:

•
foreign currency exchange rate fluctuations, which decreased net sales by $17.0 million and $31.7 million, respectively, due primarily to the weakening of the Euro and the Japanese yen against the United States dollar;

partially offset by:

•
higher sales of surgical heart valve products, excluding the impact of foreign currency exchange rate fluctuations, driven by pericardial aortic tissue valves, primarily in Europe and the United States, and EDWARDS INTUITY Elite valves, primarily in Europe.

Critical Care
The $10.0 million and $15.7 million decreases in net sales of Critical Care products during the three and six months ended June 30, 2015, respectively, were due primarily to:

•
foreign currency exchange rate fluctuations, which decreased net sales by $11.7 million and $21.1 million, respectively, due primarily to the weakening of the Euro and the Japanese yen against the United States dollar;

partially offset by:

•	higher sales of enhanced surgical recovery products, primarily outside the United States.
Gross Profit

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change		2015	2014	Change
Gross profit as a percentage of net sales	74.3%	73.7%	0.6	pts.	75.6%	72.9%	2.7	pts.
The increase in gross profit as a percentage of net sales for the three and six months ended June 30, 2015 was driven primarily by:

•
a 3.1 percentage point and 2.8 percentage point increase, respectively, due to the impact of foreign currency exchange rate fluctuations, including the settlement of foreign currency hedging contracts; and

•
a 1.1 percentage point and 1.1 percentage point increase, respectively, in the United States, and a 0.5 percentage point and 0.3 percentage point increase, respectively, in international markets, due to an improved product mix, driven by THV products;

partially offset by:

•	multiple investments in our operations, including costs of improving our manufacturing processes; and

•
a 1.1 percentage point decrease in the three month period due to the THV sales return reserve and related inventory write-off in connection with our 2015 launch of SAPIEN 3 in the United States, and the 2014 launches of SAPIEN 3 in Europe and SAPIEN XT in the United States.

Selling, General, and Administrative ("SG&A") Expenses
(dollars in millions)

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change		2015	2014	Change
SG&A expenses	$213.9	$215.5	$(1.6)		$416.4	$412.7	$3.7
SG&A expenses as a percentage of net sales	34.7%	37.5%	(2.8)	pts.	34.5%	37.6%	(3.1)	pts.
Our SG&A expenses for the three and six months ended June 30, 2015 were impacted by (1) higher sales and marketing expenses in Europe and the United States, mainly to support the THV and Surgical Heart Valve Therapy programs and (2) higher personnel-related costs. These increases were offset by the impact of foreign currency, which reduced expenses by $17.3 million and $32.0 million, respectively, due primarily to the weakening of the Euro against the United States dollar. The decrease in SG&A expenses as a percentage of net sales for the three and six months ended June 30, 2015 was due to leverage from our strong THV sales growth in the United States and Europe.
Research and Development ("R&D") Expenses
(dollars in millions)

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change		2015	2014	Change
R&D expenses	$97.5	$89.1	$8.4		$183.9	$174.9	$9.0
R&D expenses as a percentage of net sales	15.8%	15.5%	0.3	pts.	15.2%	15.9%	(0.7)	pts.
The increase in R&D expenses for the three and six months ended June 30, 2015 was due primarily to new THV and Surgical Heart Valve Therapy product development efforts. These costs were partially offset by lower spending for THV clinical trials. The decrease in R&D expenses as a percentage of net sales for the six months ended June 30, 2015 was due primarily to the timing of clinical expenses.
Intellectual Property Litigation Expenses (Income), Net
In May 2014, we entered into an agreement with Medtronic to settle all outstanding patent litigation between the companies, and, pursuant to the agreement, we received an upfront payment from Medtronic in the amount of $750.0 million.
We incurred external legal costs related to intellectual property litigation of $1.0 million and $2.6 million for the three months ended June 30, 2015 and 2014, respectively, and $1.3 million and $8.1 million for the six months ended June 30, 2015 and 2014, respectively. Intellectual property litigation expense decreased from the prior year due to the May 2014 litigation settlement agreement with Medtronic.
Special Charges
For information on special charges, see Note 3 to the "Consolidated Condensed Financial Statements."

Interest Expense, net
(in millions)

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Interest expense	$4.2	$4.4	$(0.2)	$8.4	$9.0	$(0.6)
Interest income	(2.4)	(1.3)	(1.1)	(4.2)	(2.4)	(1.8)
Interest expense, net	$1.8	$3.1	$(1.3)	$4.2	$6.6	$(2.4)
The decrease in interest expense for the three and six months ended June 30, 2015 resulted primarily from a lower average debt balance as compared to the prior year period, partially offset by higher average interest rates. The increase in interest income for the three and six months ended June 30, 2015 resulted primarily from higher average investment balances and higher average interest rates.
Other Expense, net
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Foreign exchange losses, net	$2.8	$1.3	$1.9	$1.1
(Gain) loss on investments	(0.7)	(0.9)	0.7	2.6
Insurance settlement gain	—	—	—	(3.7)
Other	(0.2)	—	(0.5)	0.1
Other expense, net	$1.9	$0.4	$2.1	$0.1
The foreign exchange losses relate to the foreign currency fluctuations, primarily in our global trade and intercompany receivable and payable balances, offset by the gains and losses on derivative instruments intended as an economic hedge of those exposures.
The (gain) loss on investments primarily represents our net share of gains and losses in investments accounted for under the equity method, and realized gains and losses on our available-for-sale and cost method investments. During the six months ended June 30, 2014, we recorded an other-than-temporary impairment charge of $3.5 million related to one of our cost method investments, and we recorded a $1.4 million gain related to a distribution we received from one of our equity method investments.
In March 2014, we recorded a $3.7 million insurance settlement gain related to inventory that was damaged in the fourth quarter of 2013.
Provision for Income Taxes
The provision for income taxes consists of provisions for federal, state, and foreign income taxes. We operate in an international environment with significant operations in various locations outside the United States, which have statutory tax rates lower than the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates. Our effective income tax rates were 20.7% and 32.7% for the three months ended June 30, 2015 and 2014, respectively, and 22.5% and 31.8% for the six months ended June 30, 2015 and 2014, respectively.
The effective tax rate for the three and six months ended June 30, 2014 included (1) $262.1 million of tax expense associated with a $750.0 million litigation settlement payment received from Medtronic in May 2014 (see Note 2) and (2) $6.2 million of tax benefits from the remeasurement of uncertain tax positions.
The federal research credit expired on December 31, 2014 and had not been reinstated as of June 30, 2015. Therefore, the effective income tax rate for the three and six months ended June 30, 2015 was calculated without an assumed benefit from the federal research credit.
We strive to resolve open matters with each tax authority at the examination level and could reach agreement with a tax authority at any time. While we have accrued for matters we believe are more likely than not to require settlement, the final outcome with a tax authority may result in a tax liability that is more or less than that reflected in the consolidated condensed financial statements. Furthermore, we may later decide to challenge any assessments, if made, and may exercise our right to appeal. The uncertain tax positions are reviewed quarterly and adjusted as events occur that affect potential liabilities for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, negotiations between tax authorities, identification of new issues, and issuance of new legislation, regulations, or case law. Management believes that adequate amounts of tax and related penalty and interest have been provided in income tax expense for any adjustments that may result from our uncertain tax positions. For further information, see Note 12 to the "Consolidated Condensed Financial Statements."
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
As of June 30, 2015, cash and cash equivalents and short-term investments held in the United States and outside the United States were $580.8 million and $828.2 million, respectively. We believe that cash held in the United States, in addition to amounts available under credit facilities and cash from operations, are sufficient to fund our United States operating requirements for the next twelve months. Cash and cash equivalents and short-term investments held outside the United States have historically been used to fund international operations and acquire businesses and assets outside of the United States, the majority of which relates to undistributed earnings of certain of our foreign subsidiaries, which are considered by us to be indefinitely reinvested. Repatriations of cash and cash equivalents and short-term investments held outside the United States are subject to restrictions in certain jurisdictions, and may be subject to withholding and other taxes. The potential tax liability related to any repatriation would be dependent on the facts and circumstances that exist at the time such repatriation is made and the complexities of the tax laws of the United States and the respective foreign jurisdictions.
On July 3, 2015, we entered into an agreement and plan of merger to acquire CardiAQ Valve Technologies, Inc. for an aggregate cash purchase price of $350.0 million, subject to certain adjustments. We plan to close the purchase with available cash on hand in the United States. For further information, see Note 14 to the "Consolidated Condensed Financial Statements."
In October 2013, we issued $600.0 million of 2.875% fixed-rate unsecured senior notes due October 15, 2018. As of June 30, 2015, the total carrying value of our long-term debt was $600.3 million. We have a Five-Year Credit Agreement ("Credit Agreement") which provides up to an aggregate of $750.0 million in borrowings in multiple currencies. We may increase the amount available under the Credit Agreement, subject to agreement of the lenders, by up to an additional $250.0 million in the aggregate. As of June 30, 2015, there were no borrowings outstanding under the Credit Agreement.
From time to time, we repurchase shares of our common stock under share repurchase programs authorized by the Board of Directors. We consider several factors in determining when to execute share repurchases, including, among other things, expected dilution from stock plans, cash capacity, and the market price of our common stock. In May 2013, the Board of Directors approved a $750.0 million stock repurchase program providing for repurchases of our common stock through December 31, 2016. In July 2014, the Board of Directors approved a new stock repurchase program providing for an additional $750.0 million of repurchases without a specified end date. During 2015, we repurchased a total of 1.3 million shares under these programs at an aggregate cost of $175.0 million, and as of June 30, 2015, had remaining authority to purchase $777.5 million of our common stock.
At June 30, 2015, there had been no material changes in our significant contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.
Net cash flows provided by operating activities of $243.4 million for the six months ended June 30, 2015 decreased $673.5 million over the same period last year due primarily to (1) the $750.0 million upfront payment received in 2014 under a litigation settlement with Medtronic and (2) a higher bonus payout in 2015 associated with 2014 performance. These decreases were partially offset by improved operating performance in 2015 and the $50.0 million charitable contribution made in 2014 to the Edwards Lifesciences Foundation.

Net cash used in investing activities of $167.8 million for the six months ended June 30, 2015 consisted primarily of net purchases of investments of $123.5 million and capital expenditures of $39.2 million.
Net cash used in investing activities of $590.2 million for the six months ended June 30, 2014 consisted primarily of net purchases of investments of $561.2 million and capital expenditures of $30.3 million.
Net cash used in financing activities of $122.5 million for the six months ended June 30, 2015 consisted primarily of purchases of treasury stock of $179.9 million, partially offset by proceeds from stock plans of $42.5 million and the excess tax benefits from stock plans of $19.7 million.
Net cash used in financing activities of $247.6 million for the six months ended June 30, 2014 consisted primarily of purchases of treasury stock of $300.6 million, partially offset by proceeds from stock plans of $32.9 million, and the excess tax benefit from stock plans of $21.3 million (including the realization of previously suspended excess tax benefits).
Critical Accounting Policies and Estimates
The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated condensed financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies and estimates which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 36-38 in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes from the information discussed therein.
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
Investment Risk
We are exposed to investment risks related to changes in the fair values of our investments. Our investments include short-term and long-term investments in fixed-rate debt securities, and investments in equity instruments of public and private companies. See Note 5 to the "Consolidated Condensed Financial Statements" for additional information on our investments.
As of June 30, 2015, we had $820.7 million of investments in fixed-rate debt securities designated as held-to-maturity, of which $53.4 million were long-term, and $290.6 million of investments in fixed-rate debt securities designated as available-for-sale, of which $246.5 million were long-term. As of June 30, 2015, we had recorded unrealized losses of $0.4 million on the available-for-sale investments in "Accumulated Other Comprehensive Loss," net of tax. The market value of our investments may decline if current market interest rates rise, which could result in a realized loss if we choose or are forced to sell an investment before its scheduled maturity, which we currently do not anticipate. In addition, we had $24.7 million of investments in equity instruments of other companies and had recorded unrealized gains of $0.2 million on these investments in "Accumulated Other Comprehensive Loss," net of tax. Should these companies experience a decline in financial condition or fail to meet certain development milestones, the decline in the investments' value may be considered other-than-temporary and impairment charges may be necessary.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures.    Our management, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2015. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded as of June 30, 2015 that our disclosure controls and procedures are effective in providing reasonable assurance that the information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1.    Legal Proceedings
Please see Note 9 to the "Consolidated Condensed Financial Statements" of this Quarterly Report on Form 10-Q, which is incorporated by reference.
Item 1A.    Risk Factors
There have been no material changes to the risk factors under Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (b)
April 1, 2015 through April 30, 2015	430	$140.61	—	$852.5
May 1, 2015 through May 31, 2015	30,410	127.00	—	852.5
June 1, 2015 through June 30, 2015	548,316	136.76	548,316	777.5
Total	579,156	136.25	548,316

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

Item 6.    Exhibits
Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto and include the following:

*10.1	Edwards Lifesciences Corporation 2015 Edwards Incentive Plan (incorporated by reference to Appendix A in Edwards' Definitive Proxy Statement filed on March 30, 2015)
*10.2
Edwards Lifesciences Corporation Long-Term Stock Incentive Compensation Program, as amended and restated as of February 19, 2015 (incorporated by reference to Appendix B in Edwards' Definitive Proxy Statement filed on March 30, 2015)

*10.3
Edwards Lifesciences Corporation Form of Participant Stock Option Statement and related Long-Term Stock Incentive Compensation Program Global Nonqualified Stock Option Award Agreement (for awards granted beginning in May 2015)

*10.4
Edwards Lifesciences Corporation Form of Participant Restricted Stock Unit Statement and related Long-Term Stock Incentive Compensation Program Global Restricted Stock Unit Award Agreement (for awards granted beginning in May 2015)

*10.5
Edwards Lifesciences Corporation Form of Performance-Based Restricted Stock Unit Statement and related Long-Term Stock Incentive Compensation Program Global Performance-Based Restricted Stock Unit Award Agreement (for awards granted beginning in May 2015)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial statements from Edwards Lifesciences' Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements

*	Represents management contract or compensatory plan

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDWARDS LIFESCIENCES CORPORATION
(Registrant)
Date: July 29, 2015	By:	/s/ SCOTT B. ULLEM
Scott B. Ullem Chief Financial Officer (Principal Financial Officer)
Date: July 29, 2015	By:	/s/ ROBERT W.A. SELLERS
Robert W.A. Sellers Corporate Controller (Principal Accounting Officer)

EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

Exhibit No.	Description
*10.1	Edwards Lifesciences Corporation 2015 Edwards Incentive Plan (incorporated by reference to Appendix A in Edwards' Definitive Proxy Statement filed on March 30, 2015)
*10.2
Edwards Lifesciences Corporation Long-Term Stock Incentive Compensation Program, as amended and restated as of February 19, 2015 (incorporated by reference to Appendix B in Edwards' Definitive Proxy Statement filed on March 30, 2015)

*10.3
Edwards Lifesciences Corporation Form of Participant Stock Option Statement and related Long-Term Stock Incentive Compensation Program Global Nonqualified Stock Option Award Agreement (for awards granted beginning in May 2015)

*10.4
Edwards Lifesciences Corporation Form of Participant Restricted Stock Unit Statement and related Long-Term Stock Incentive Compensation Program Global Restricted Stock Unit Award Agreement (for awards granted beginning in May 2015)

*10.5
Edwards Lifesciences Corporation Form of Performance-Based Restricted Stock Unit Statement and related Long-Term Stock Incentive Compensation Program Global Performance-Based Restricted Stock Unit Award Agreement (for awards granted beginning in May 2015)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial statements from Edwards Lifesciences' Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements

*	Represents management contract or compensatory plan