Form 10-Q
period 2015-09-30
Edwards Lifesciences Corp
filed 2015-10-29
CIK 1099800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The number of shares outstanding of the registrant's common stock, $1.00 par value, as of October 23, 2015 was 107,854,829.

EDWARDS LIFESCIENCES CORPORATION
FORM 10-Q
For the quarterly period ended September 30, 2015

Part I. Financial Information

Item 1.    Financial Statements
EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions, except par value; unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$646.1	$653.8
Short-term investments (Note 6)	604.4	785.0
Accounts and other receivables, net of allowances of $8.2 and $5.1, respectively	338.4	325.0
Inventories (Note 4)	333.5	296.8
Deferred income taxes	79.0	63.5
Prepaid expenses	47.5	48.8
Other current assets	96.6	121.7
Total current assets	2,145.5	2,294.6
Long-term accounts receivable, net of allowances of $5.5 and $6.2, respectively	5.5	5.8
Long-term investments (Note 6)	366.0	240.9
Property, plant, and equipment, net	454.8	442.9
Goodwill (Note 5)	621.2	376.0
Other intangible assets, net (Note 5)	207.3	23.4
Deferred income taxes (Note 5)	21.4	91.5
Other assets	54.9	49.2
Total assets	$3,876.6	$3,524.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 4)	$532.5	$434.4
Long-term debt	604.9	598.1
Other long-term liabilities	317.8	300.4
Commitments and contingencies (Note 10)
Stockholders' equity
Preferred stock, $.01 par value, authorized 50.0 shares, no shares outstanding	—	—
Common stock, $1.00 par value, 350.0 shares authorized, 130.2 and 128.9 shares issued, and 107.7 and 107.8 shares outstanding, respectively	130.2	128.9
Additional paid-in capital	1,001.3	878.4
Retained earnings	3,196.1	2,841.9
Accumulated other comprehensive loss	(169.2)	(100.9)
Treasury stock, at cost, 22.5 and 21.1 shares, respectively	(1,737.0)	(1,556.9)
Total stockholders' equity	2,421.4	2,191.4
Total liabilities and stockholders' equity	$3,876.6	$3,524.3
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in millions, except per share information; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$615.5	$607.4	$1,822.6	$1,704.9
Cost of sales	146.7	168.1	441.3	465.2
Gross profit	468.8	439.3	1,381.3	1,239.7
Selling, general, and administrative expenses	212.0	222.2	628.4	634.9
Research and development expenses	101.0	87.6	284.9	262.5
Intellectual property litigation expenses (income), net (Note 2)	2.4	0.9	3.7	(741.0)
Special charges (Note 3)	—	3.0	—	60.5
Interest expense, net	2.5	2.5	6.7	9.1
Other expense, net	0.2	2.5	2.2	2.6
Income before provision for income taxes	150.7	120.6	455.4	1,011.1
Provision for income taxes	32.6	26.0	101.2	309.2
Net income	$118.1	$94.6	$354.2	$701.9
Share information (Note 12)
Earnings per share:
Basic	$1.10	$0.89	$3.29	$6.61
Diluted	$1.07	$0.87	$3.22	$6.49
Weighted-average number of common shares outstanding:
Basic	107.6	106.4	107.7	106.2
Diluted	110.0	108.4	110.1	108.1
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$118.1	$94.6	$354.2	$701.9
Other comprehensive loss, net of tax (Note 11)
Foreign currency translation adjustments	(6.9)	(53.4)	(53.2)	(59.6)
Unrealized (loss) gain on cash flow hedges	(15.5)	23.8	(14.8)	16.4
Unrealized (loss) gain on available-for-sale investments	(0.6)	0.1	(1.1)	(0.1)
Reclassification of net realized investment loss to earnings	0.4	—	0.8	0.3
Other comprehensive loss	(22.6)	(29.5)	(68.3)	(43.0)
Comprehensive income	$95.5	$65.1	$285.9	$658.9
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net income	$354.2	$701.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51.3	50.3
Stock-based compensation (Note 9)	37.0	36.1
Excess tax benefit from stock plans	(27.1)	(34.2)
(Gain) loss on investments	(2.5)	2.8
Deferred income taxes	(1.1)	(3.8)
Other	9.9	4.7
Changes in operating assets and liabilities:
Accounts and other receivables, net	(28.3)	(10.7)
Inventories	(56.1)	(19.0)
Accounts payable and accrued liabilities	35.9	91.8
Income taxes	63.9	112.5
Prepaid expenses and other current assets	8.9	(6.3)
Other	(0.1)	3.0
Net cash provided by operating activities	445.9	929.1
Cash flows from investing activities
Capital expenditures	(65.2)	(48.4)
Purchases of held-to-maturity investments (Note 6)	(903.5)	(1,600.0)
Proceeds from held-to-maturity investments (Note 6)	1,135.1	912.6
Purchases of available-for sale investments (Note 6)	(307.2)	—
Proceeds from available-for-sale investments (Note 6)	126.3	—
Investments in trading securities, net	(6.3)	(11.8)
(Investments in) proceeds from unconsolidated affiliates, net (Note 6)	(0.8)	1.0
Acquisition of business, net of cash acquired (Note 5)	(320.1)	—
Other	(1.7)	1.6
Net cash used in investing activities	(343.4)	(745.0)
Cash flows from financing activities
Proceeds from issuance of debt	20.7	220.3
Payments on debt and capital lease obligations	(18.8)	(219.0)
Purchases of treasury stock	(180.1)	(300.7)
Excess tax benefit from stock plans	27.1	34.2
Proceeds from stock plans	60.0	71.3
Other	(7.8)	(5.0)
Net cash used in financing activities	(98.9)	(198.9)
Effect of currency exchange rate changes on cash and cash equivalents	(11.3)	(1.5)
Net decrease in cash and cash equivalents	(7.7)	(16.3)
Cash and cash equivalents at beginning of period	653.8	420.4
Cash and cash equivalents at end of period	$646.1	$404.1
Supplemental disclosures:
Cash paid during the year for:
Income taxes	$37.2	$200.3
Non-cash investing and financing transactions:
Capital expenditures accruals	$9.9	$7.4
Capital lease obligations incurred	$—	$13.3
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
Certain reclassifications related to the presentation of income taxes and special charges have been made in the prior year's consolidated condensed statement of cash flows to conform to the current year presentation. These reclassifications had no impact on the net cash flows from operating, investing, or financing activities.
New Accounting Standards Not Yet Adopted
In September 2015, the Financial Accounting Standards Board ("FASB") issued an update to the guidance on business combinations. The new guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial statements.
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
In April 2015, the FASB issued an amendment to the accounting guidance on the presentation of debt issuance costs. The guidance requires an entity to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt, consistent with debt discounts. In August 2015, the FASB clarified that for a line-of-credit arrangement, a company can continue to defer and present debt issuance costs as an asset and subsequently amortize the debt issuance costs over the term of the line-of-credit arrangement, whether or not there are any outstanding borrowings on the line-of-credit arrangement. The guidance is effective for annual reporting periods beginning after December 31, 2015 and interim periods within those periods, and must be applied retrospectively to each prior reporting period presented. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial statements.
In May 2014, the FASB issued an update to the accounting guidance on revenue recognition. The new guidance provides a comprehensive, principles-based approach to revenue recognition, and supersedes most previous revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires improved disclosures on the nature, amount, timing, and uncertainty of revenue that is recognized. In July 2015, the FASB voted to defer the effective date by one year, such that the new standard will be effective for annual reporting periods beginning after December 15, 2017 and interim periods therein. The new guidance can be applied retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of the change recognized at the date of the initial application. The Company is currently assessing the impact this guidance will have on its consolidated financial statements, and has not yet selected a transition method.

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

3.     SPECIAL CHARGES
Asset Write-down

In September 2014, due to a strategic shift of the Company’s investment initiatives, the Company decided to refocus resources from its automated glucose monitoring program. As a result, the Company recorded a charge of $3.0 million to write down an intangible asset and fixed assets, and to record severance costs. In addition, the Company recorded a $2.0 million charge to “Cost of Sales,” primarily related to the disposal of inventory and equipment held by customers.

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
4.     COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS
Components of selected captions in the consolidated condensed balance sheets consisted of the following (in millions):

	September 30, 2015	December 31, 2014
Inventories
Raw materials	$70.2	$67.4
Work in process	68.0	59.3
Finished products	195.3	170.1
	$333.5	$296.8

At September 30, 2015 and December 31, 2014, approximately $58.0 million and $46.2 million, respectively, of the Company's finished products inventories were held on consignment.

	September 30, 2015	December 31, 2014
Accounts payable and accrued liabilities
Accounts payable	$71.5	$58.2
Employee compensation and withholdings	174.8	190.5
Research and development accruals	38.5	39.9
Uncertain tax positions	37.8	—
Property, payroll, and other taxes	33.6	32.7
Accrued rebates	21.0	11.7
Fair value of derivatives	11.7	2.6
Deferred income taxes	10.1	8.3
Taxes payable	9.7	9.1
Litigation reserves	6.1	4.4
Realignment reserves	1.7	7.7
Other accrued liabilities	116.0	69.3
	$532.5	$434.4

5.     ACQUISITION
On July 3, 2015, the Company entered into an agreement and plan of merger to acquire CardiAQ Valve Technologies, Inc. ("CardiAQ") for an aggregate cash purchase price of $350.0 million, subject to certain adjustments. The transaction closed on August 26, 2015, and the cash purchase price after the adjustments was $348.0 million. In addition, the Company agreed to pay an additional $50.0 million if a certain European regulatory approval is obtained within 48 months of the acquisition closing date. The Company recognized in "Other Long-term Liabilities" a $30.3 million liability for the estimated fair value of this contingent milestone payment. The fair value of the contingent milestone payment will be remeasured each quarter, with changes in the fair value recognized within operating expenses on the consolidated condensed statements of operations. For further information on the fair value of the contingent milestone payment, see Note 7.
In connection with the acquisition, the Company placed $30.0 million of the purchase price into escrow to satisfy any claims for indemnification made in accordance with the merger agreement. Any funds remaining 15 months after the acquisition date will be disbursed to CardiAQ’s former shareholders. Acquisition-related costs of $1.2 million were recorded in “Selling, General and Administrative Expenses” during the nine months ended September 30, 2015.
CardiAQ is a developer of a transcatheter mitral valve replacement system. The Company plans to integrate the acquired technology platform into its mitral heart valve program. The acquisition was accounted for as a business combination. Tangible and intangible assets acquired were recorded based on their estimated fair values at the acquisition date. The excess of the purchase price over the fair value of net assets acquired was recorded to goodwill. The Company is in the process of finalizing its purchase price allocation; therefore, the amounts reflected below are subject to change. The primary areas not yet finalized include tax-related items and the segment to which the goodwill and intangibles will be assigned. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed (in millions):

Current assets	$28.1
Property and equipment, net	0.2
Goodwill	250.0
In-process research and development ("IPR&D")	190.0
Current liabilities assumed	(32.9)
Deferred income taxes	(57.1)
Total purchase price	378.3
Less: cash acquired	(27.9)
Less: contingent consideration	(30.3)
Total cash purchase price, net of cash acquired	$320.1

Goodwill includes expected synergies and other benefits the Company believes will result from the acquisition. Goodwill was initially assigned to the Company’s United States segment and is not deductible for tax purposes. IPR&D has been capitalized at fair value as an intangible asset with an indefinite life and will be assessed for impairment in subsequent periods. The fair value of the IPR&D was determined using the income approach. This approach determines fair value based on cash flow projections which are discounted to present value using a risk-adjusted rate of return. The discount rate used to determine the fair value of the IPR&D was 16.5%. Completion of successful design developments, bench testing, pre-clinical studies and human clinical studies are required prior to selling any product. The risks and uncertainties associated with completing development within a reasonable period of time include those related to the design, development, and manufacturability of the product, the success of pre-clinical and clinical studies, and the timing of regulatory approvals. The valuation assumed $97.7 million of additional research and development expenditures would be incurred prior to the date of product introduction. In the valuation, net cash inflows were modeled to commence in 2018. Upon completion of development, the underlying research and development intangible asset will be amortized over its estimated useful life.

The results of operations for CardiAQ have been included in the accompanying consolidated condensed financial statements from the date of acquisition. Pro forma results have not been presented as the results of CardiAQ are not material in relation to the consolidated condensed financial statements of the Company.

6.     INVESTMENTS
Debt Securities
Investments in debt securities at the end of each period were as follows (in millions):

	September 30, 2015				December 31, 2014
Held-to-maturity	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Bank time deposits	$532.7	$—	$—	$532.7	$661.5	$—	$—	$661.5
Commercial paper	—	—	—	—	80.0	—	—	80.0
U.S. government and agency securities	38.6	0.1	(0.1)	38.6	58.9	0.1	(0.1)	58.9
Asset-backed securities	1.8	—	—	1.8	8.2	—	—	8.2
Corporate debt securities	19.9	—	—	19.9	24.7	—	—	24.7
Municipal securities	5.2	—	—	5.2	6.1	—	—	6.1
Total	$598.2	$0.1	$(0.1)	$598.2	$839.4	$0.1	$(0.1)	$839.4

Available-for-sale
Commercial paper	33.7	—	—	33.7	13.0	—	—	13.0
U.S. government and agency securities	28.2	0.1	—	28.3	1.0	—	—	1.0
Asset-backed securities	65.6	0.1	—	65.7	42.9	—	—	42.9
Corporate debt securities	212.8	0.1	(0.8)	212.1	103.6	—	(0.4)	103.2
Municipal securities	4.8	—	—	4.8	—	—	—	—
Total	$345.1	$0.3	$(0.8)	$344.6	$160.5	$—	$(0.4)	$160.1
The cost and fair value of investments in debt securities, by contractual maturity, as of September 30, 2015 were as follows:

	Held-to-Maturity		Available-for-Sale
	Cost	Fair Value	Cost	Fair Value
	(in millions)
Due in 1 year or less	$557.5	$557.5	$46.9	$46.9
Due after 1 year through 5 years	26.8	26.8	231.5	231.0
Due after 5 years through 10 years	—	—	1.5	1.5
Instruments not due at a single maturity date	13.9	13.9	65.2	65.2
	$598.2	$598.2	$345.1	$344.6
Actual maturities may differ from the contractual maturities due to call or prepayment rights.

Investments in Unconsolidated Affiliates
The Company has a number of equity investments in privately and publicly held companies. Investments in these unconsolidated affiliates are recorded in "Long-term Investments" on the consolidated condensed balance sheets, and are as follows:

	September 30, 2015	December 31, 2014
	(in millions)
Available-for-sale investments
Cost	$—	$—
Unrealized gains	0.2	0.4
Fair value of available-for-sale investments	0.2	0.4
Equity method investments
Cost	11.1	12.8
Equity in losses	(3.5)	(3.5)
Carrying value of equity method investments	7.6	9.3
Cost method investments
Carrying value of cost method investments	19.8	16.7
Total investments in unconsolidated affiliates	$27.6	$26.4
During the three and nine months ended September 30, 2015, the gross realized gains or losses from sales of available-for-sale investments were not material. In March 2014, the Company recorded an other-than-temporary impairment charge of $3.5 million related to one of its cost method investments.
7.     FAIR VALUE MEASUREMENTS
The consolidated condensed financial statements include financial instruments for which the fair market value of such instruments may differ from amounts reflected on a historical cost basis. Financial instruments of the Company consist of cash deposits, accounts and other receivables, investments, accounts payable, certain accrued liabilities, and borrowings under a revolving credit agreement. The carrying value of these financial instruments generally approximates fair value due to their short-term nature. Financial instruments also include long-term notes payable. As of September 30, 2015, the fair value of the notes payable, based on Level 2 inputs, was $613.9 million.
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

September 30, 2015	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$2.7	$1.3	$—	$4.0
Available-for-sale investments:
Corporate debt securities	—	212.1	—	212.1
Asset-backed securities	—	65.7	—	65.7
U.S. government and agency securities	—	28.3	—	28.3
Commercial paper	—	33.7	—	33.7
Municipal securities	—	4.8	—	4.8
Equity investments in unconsolidated affiliates	0.2	—	—	0.2
Investments held for deferred compensation plans	33.0	—	—	33.0
Derivatives	—	31.3	—	31.3
	$35.9	$377.2	$—	$413.1
Liabilities
Derivatives	$—	$11.7	$—	$11.7
Deferred compensation plans	32.9	—	—	32.9
Contingent consideration obligation	—	—	30.3	30.3
	$32.9	$11.7	$30.3	$74.9
December 31, 2014
Assets
Cash equivalents	$32.6	$12.0	$—	$44.6
Available-for-sale investments:
Corporate debt securities	—	103.2	—	103.2
Asset-backed securities	—	42.9	—	42.9
U.S. government and agency securities	—	1.0	—	1.0
Commercial paper	—	13.0	—	13.0
Equity investments in unconsolidated affiliates	0.4	—	—	0.4
Investments held for deferred compensation plans	28.2	—	—	28.2
Derivatives	—	50.7	—	50.7
	$61.2	$222.8	$—	$284.0
Liabilities
Derivatives	$—	$2.6	$—	$2.6
Deferred compensation plans	28.7	—	—	28.7
	$28.7	$2.6	$—	$31.3

The following table summarizes the changes in fair value of the contingent consideration obligation for the nine months ended September 30, 2015 (in millions):

Balance at December 31, 2014	$—
Additions	30.3
Balance at September 30, 2015	$30.3
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
Contingent Consideration Obligation
The Company recorded a contingent consideration obligation related to its acquisition of CardiAQ. The contingent consideration obligation was recorded at its estimated fair value, which was determined using a probability weighted discounted cash flow analysis that considered significant unobservable inputs. These inputs included a 2.4% discount rate used to present value the projected cash flows, a 65.0% probability of milestone achievement, and a projected payment date in 2018. The use of different assumptions could have a material effect on the estimated fair value amount.
8.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company uses derivative financial instruments to manage its currency exchange rate risk and its interest rate risk, as summarized below. Notional amounts are stated in United States dollar equivalents at spot exchange rates at the respective dates.

	Notional Amount
	September 30, 2015	December 31, 2014
	(in millions)
Foreign currency forward exchange contracts	$1,032.8	$761.2
Interest rate swap agreements	300.0	300.0
Foreign currency option contracts	—	9.2
The Company uses derivative financial instruments to manage interest rate and foreign currency risks. It is the Company's policy not to enter into derivative financial instruments for speculative purposes. The Company uses interest rate swaps to convert a portion of its fixed-rate debt into variable-rate debt. These interest rate swaps are designated as fair value hedges and meet the shortcut method requirements under the accounting standards for derivatives and hedging. Accordingly, changes in the fair values of the interest rate swaps are considered to exactly offset changes in the fair value of the underlying long-term debt. The Company uses foreign currency forward exchange contracts to offset the changes due to currency rate movements in the amount of future cash flows associated with intercompany transactions and certain local currency expenses expected to occur within the next 13 months. These foreign currency forward exchange contracts are designated as cash flow hedges. Certain of the Company's locations have assets and liabilities denominated in currencies other than their functional currencies resulting principally from intercompany and local currency transactions. The Company uses foreign currency forward exchange contracts and foreign currency option contracts that are not designated as hedging instruments to offset the transaction gains and losses associated with certain of these assets and liabilities. The Company also uses foreign currency forward exchange contracts to protect its net investment in certain foreign subsidiaries from adverse changes in foreign currency exchange rates. These foreign currency forward exchange contracts are designated as net investment hedges. All foreign currency forward exchange contracts and foreign currency option contracts are denominated in currencies of major industrial countries, principally the Euro and the Japanese yen.
All derivative financial instruments are recognized at fair value in the consolidated condensed balance sheets. For each derivative instrument that is designated and effective as a fair value hedge, the gain or loss on the derivative is recognized immediately to earnings, and offsets the loss or gain on the underlying hedged item. The gain or loss on fair value hedges is classified in net interest expense, as they hedge the interest rate risk associated with the Company's fixed-rate debt. The Company reports in "Accumulated Other Comprehensive Loss" the effective portion of the gain or loss on derivative financial instruments that are designated, and that qualify, as cash flow hedges. The Company reclassifies these gains and losses into earnings in the same period in which the underlying hedged transactions affect earnings. The effective portions of net investment hedges are reported in "Accumulated Other Comprehensive Loss" as a part of the cumulative translation adjustment, and would be reclassified into earnings if the underlying net investment is sold or substantially liquidated. The ineffective portions of cash flow hedges and net investment hedges are recorded in current period earnings. For the nine months ended September 30, 2015 and 2014, the Company did not record any gains or losses due to hedge ineffectiveness. The gains and losses on derivative financial instruments for which the Company does not elect hedge accounting treatment are recognized in the consolidated condensed statements of operations in each period based upon the change in the fair value of the derivative financial instrument. Cash flows from net investment hedges are reported as investing activities in the consolidated condensed statements of cash flows, and cash flows from all other derivative financial instruments are reported as operating activities.
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
The following table presents the location and fair value amounts of derivative instruments reported in the consolidated condensed balance sheets (in millions):

		Fair Value
Derivatives designated as hedging instruments	Balance Sheet Location	September 30, 2015	December 31, 2014
Assets
Foreign currency contracts	Other current assets	$18.1	$45.2
Interest rate swap agreements	Other assets	$6.8	$0.4
Liabilities
Foreign currency contracts	Accrued and other liabilities	$11.7	$2.6
Derivatives not designated as hedging instruments
Assets
Foreign currency contracts	Other assets	$6.4	$5.1

The following table presents the effect of master-netting agreements and rights of offset on the consolidated condensed balance sheets (in millions):

				Gross Amounts Not Offset in the Consolidated Balance Sheet
		Gross Amounts Offset in the Consolidated Balance Sheet
			Net Amounts Presented in the Consolidated Balance Sheet
September 30, 2015	Gross Amounts			Financial Instruments	Cash Collateral Received	Net Amount
Derivative assets
Foreign currency contracts	$24.5	$—	$24.5	$(6.5)	$—	$18.0
Interest rate swap agreements	$6.8	$—	$6.8	$—	$—	$6.8
Derivative liabilities
Foreign currency contracts	$11.7	$—	$11.7	$(6.5)	$—	$5.2
December 31, 2014
Derivative assets
Foreign currency contracts	$50.3	$—	$50.3	$(2.6)	$—	$47.7
Interest rate swap agreements	$0.4	$—	$0.4	$—	$—	$0.4
Derivative liabilities
Foreign currency contracts	$2.6	$—	$2.6	$(2.6)	$—	$—
The following tables present the effect of derivative instruments on the consolidated condensed statements of operations and consolidated condensed statements of comprehensive income (in millions):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended September 30,			Three Months Ended September 30,
			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income
	2015	2014		2015	2014
Cash flow hedges
Foreign currency contracts	$(2.2)	$36.1	Cost of sales	$19.9	$(2.6)
			Selling, general and administrative expenses	$0.5	$—

Net investment hedges
Foreign currency contracts	$(5.0)	$—	Other expense, net	$—	$—

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	Nine Months Ended September 30,			Nine Months Ended September 30,
			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income
	2015	2014		2015	2014
Cash flow hedges
Foreign currency contracts	$26.7	$31.7	Cost of sales	$49.4	$5.4
			Selling, general and administrative expenses	$0.5	$—

Net investment hedges
Foreign currency contracts	$(5.0)	$—	Other expense, net	$—	$—

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended September 30,
	Location of Gain or (Loss) Recognized in Income on Derivative
Fair value hedges		2015	2014
Interest rate swap agreements	Interest expense, net	$4.5	$(1.8)

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Nine Months Ended September 30,
	Location of Gain or (Loss) Recognized in Income on Derivative
Fair value hedges		2015	2014
Interest rate swap agreements	Interest expense, net	$6.4	$2.9
The gains on the interest rate swap agreements are fully offset by the changes in the fair value of the fixed-rate debt being hedged.

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended September 30,
	Location of Gain or (Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments		2015	2014
Foreign currency contracts	Other expense, net	$(0.3)	$7.5

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Nine Months Ended September 30,
	Location of Gain or (Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments		2015	2014
Foreign currency contracts	Other expense, net	$6.5	$4.3
The Company expects that during the next twelve months it will reclassify to earnings a $17.8 million gain currently recorded in "Accumulated Other Comprehensive Loss."
9.   STOCK-BASED COMPENSATION
Stock-based compensation expense related to awards issued under the Company's incentive compensation plans for the three and nine months ended September 30, 2015 and 2014 was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of sales	$1.7	$1.6	$5.1	$4.6
Selling, general, and administrative expenses	8.7	8.7	25.4	26.1
Research and development expenses	2.2	1.9	6.5	5.4
Total stock-based compensation expense	$12.6	$12.2	$37.0	$36.1
At September 30, 2015, the total remaining compensation cost related to nonvested stock options, restricted stock units, market-based restricted stock units, performance-based restricted stock units, and employee stock purchase plan ("ESPP") subscription awards amounted to $102.2 million, which will be amortized on a straight-line basis over the weighted-average remaining requisite service period of 32 months.

During the nine months ended September 30, 2015, the Company granted 0.9 million stock options at a weighted-average exercise price of $132.31 and 0.2 million shares of restricted stock units at a weighted-average grant-date fair value of $133.08. The Company also granted 34,000 shares of market-based restricted stock units at a weighted-average grant-date fair value of $138.66 and 21,000 shares of performance-based restricted stock units at a weighted-average grant-date fair value of $140.58. The market-based restricted stock units vest based on a combination of certain service and market conditions. The actual number of shares issued will be determined based on the Company’s total shareholder return relative to a selected industry peer group over a three-year performance period, and may range from 0% to 175% of the targeted number of shares granted. The performance-based restricted stock units vest based on the achievement of a certain regulatory development milestone related to the Company’s transcatheter mitral valve technologies.  The grants vest upon achievement of the milestone, but are forfeited if the milestone is not achieved within 30 months of the CardiAQ acquisition closing date.  The Company recognizes stock-based compensation expense associated with these performance-based restricted stock units if and when the Company concludes that it is probable that the performance condition will be achieved, net of estimated forfeitures.  The Company reassesses the probability of vesting at each quarter end and adjusts the stock-based compensation expense based on its probability assessment.  As of September 30, 2015, achievement of the milestone was deemed not yet probable and no expense has been recognized related to these awards.
Fair Value Disclosures
The fair value of the market-based restricted stock units was determined using a Monte Carlo simulation model, which uses multiple input variables to determine the probability of satisfying the market condition requirements. The weighted-average assumptions used to determine the fair value of the market-based restricted stock units granted during the nine months ended September 30, 2015 and 2014 included a risk-free interest rate of 1.0% and 0.9%, respectively, and an expected volatility rate of 31.0% and 31.7%, respectively.
The Black-Scholes option pricing model was used with the following weighted-average assumptions for options granted during the following periods:

Option Awards	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Average risk-free interest rate	1.6%	1.6%	1.4%	1.5%
Expected dividend yield	None	None	None	None
Expected volatility	29.7%	30.6%	29.8%	30.7%
Expected term (years)	4.7	4.7	4.6	4.6
Fair value, per share	$40.57	$25.90	$36.12	$23.42
The Black-Scholes option pricing model was used with the following weighted-average assumptions for ESPP subscriptions granted during the following periods:

ESPP	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Average risk-free interest rate	0.2%	0.1%	0.2%	0.1%
Expected dividend yield	None	None	None	None
Expected volatility	26.7%	28.9%	27.6%	29.9%
Expected term (years)	0.8	0.7	0.6	0.6
Fair value, per share	$34.35	$20.90	$31.03	$17.19

10.   COMMITMENTS AND CONTINGENCIES
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

11.   ACCUMULATED OTHER COMPREHENSIVE LOSS
Presented below is a summary of activity for each component of "Accumulated Other Comprehensive Loss" for the nine months ended September 30, 2015.

	Foreign Currency Translation Adjustments	Unrealized Gain on Cash Flow Hedges	Unrealized Loss on Available-for- sale Investments	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
	(in millions)
December 31, 2014	$(116.4)	$32.3	$—	$(16.8)	$(100.9)
Other comprehensive (loss) gain before reclassifications	(55.1)	26.7	(1.1)	—	(29.5)
Amounts reclassified from accumulated other comprehensive loss	—	(49.9)	0.8	—	(49.1)
Deferred income tax benefit	1.9	8.4	—	—	10.3
September 30, 2015	$(169.6)	$17.5	$(0.3)	$(16.8)	$(169.2)
The following table provides information about amounts reclassified from "Accumulated Other Comprehensive Loss" (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
					Affected Line on Consolidated Condensed Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	2015	2014	2015	2014
Gain on cash flow hedges	$20.4	$(2.6)	$49.9	$5.4	Cost of sales
	(7.5)	1.0	(18.2)	(2.0)	Provision for income taxes
	$12.9	$(1.6)	$31.7	$3.4	Net of tax
Loss on available-for-sale investments	$(0.4)	$—	$(0.8)	$(0.3)	Other expense, net
	—	—	—	—	Provision for income taxes
	$(0.4)	$—	$(0.8)	$(0.3)	Net of tax

12.   EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income by the weighted-average common shares outstanding during a period. Employee equity share options, nonvested shares, and similar equity instruments granted by the Company are treated as potential common shares in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of restricted stock units, market-based restricted stock units, performance-based restricted stock units, and in-the-money options. The dilutive impact of the restricted stock units, market-based restricted stock units, performance-based restricted stock units, and in-the-money options is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation expense for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in "Additional Paid-in Capital" when the award becomes deductible are assumed to be used to repurchase shares. Potential common share equivalents have been excluded where their inclusion would be anti-dilutive.

The table below presents the computation of basic and diluted earnings per share (in millions, except for per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic:
Net income	$118.1	$94.6	$354.2	$701.9
Weighted-average shares outstanding	107.6	106.4	107.7	106.2
Basic earnings per share	$1.10	$0.89	$3.29	$6.61
Diluted:
Net income	$118.1	$94.6	$354.2	$701.9
Weighted-average shares outstanding	107.6	106.4	107.7	106.2
Dilutive effect of stock plans	2.4	2.0	2.4	1.9
Dilutive weighted-average shares outstanding	110.0	108.4	110.1	108.1
Diluted earnings per share	$1.07	$0.87	$3.22	$6.49
Stock options, restricted stock units, and market-based restricted stock units to purchase 0.9 million and 1.5 million shares for the three months ended September 30, 2015 and 2014, respectively, and 0.7 million and 3.2 million shares for the nine months ended September 30, 2015 and 2014, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.
13.   INCOME TAXES
The Company's effective income tax rate was 21.6% for both the three months ended September 30, 2015 and 2014, and was 22.2% and 30.6% for the nine months ended September 30, 2015 and 2014, respectively.
The effective tax rate for the nine months ended September 30, 2015 included (1) $262.1 million of tax expense associated with a $750.0 million litigation settlement payment received from Medtronic in May 2014 (see Note 2) and (2) $6.2 million of tax benefits from the remeasurement of uncertain tax positions.
The federal research credit expired on December 31, 2014 and had not been reinstated as of September 30, 2015. Therefore, the effective income tax rate for the nine months ended September 30, 2015 was calculated without an assumed benefit from the federal research credit.
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
As of September 30, 2015 and December 31, 2014, the liability for income taxes associated with uncertain tax positions was $212.4 million and $192.3 million, respectively. The Company estimates that these liabilities would be reduced by $37.9 million and $34.3 million, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, and timing adjustments. The net amounts of $174.5 million and $158.0 million, respectively, if not required, would favorably affect the Company's effective tax rate.
At September 30, 2015, all material state, local, and foreign income tax matters have been concluded for years through 2008. The Internal Revenue Service ("IRS") has substantially completed its fieldwork for the 2009 through 2012 tax years. However, the audit is currently in suspense pending finalization of an Advance Pricing Agreement ("APA") and Joint Committee of Taxation approval.
As noted above, the Company has entered into an APA process between the Switzerland and United States governments for the years 2009 through 2015 covering transfer pricing matters. The transfer pricing matters are significant to the Company's consolidated condensed financial statements, and the final outcome and timing of the negotiations between the two governments is uncertain.

During 2014, the Company also filed with the IRS a request for a pre-filing agreement associated with a tax return filing position on a portion of the litigation settlement payment received from Medtronic, Inc. in May 2014. During the first quarter of 2015, the IRS accepted the pre-filing agreement into the pre-filing agreement program. The finalization of the pre-filing agreement could result in a significant change in our uncertain tax positions within the next 12 months. As a result, a portion of the Company's long-term uncertain tax positions has been classified as short-term.
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
The table below presents information about Edwards Lifesciences' reportable segments (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Segment Net Sales
United States	$323.1	$296.3	$909.3	$760.7
Europe	194.6	175.6	625.0	539.5
Japan	73.8	68.7	217.7	197.1
Rest of World	78.8	69.2	230.5	208.0
Total segment net sales	$670.3	$609.8	$1,982.5	$1,705.3
Segment Pre-tax Income
United States	$197.0	$177.4	$530.8	$427.0
Europe	95.3	77.3	306.4	245.2
Japan	35.1	31.9	103.1	91.4
Rest of World	22.8	18.3	61.1	58.3
Total segment pre-tax income	$350.2	$304.9	$1,001.4	$821.9

The table below presents reconciliations of segment net sales to consolidated net sales and segment pre-tax income to consolidated pre-tax income (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Sales Reconciliation
Segment net sales	$670.3	$609.8	$1,982.5	$1,705.3
Foreign currency	(54.8)	(2.4)	(159.9)	(0.4)
Consolidated net sales	$615.5	$607.4	$1,822.6	$1,704.9
Pre-tax Income Reconciliation
Segment pre-tax income	$350.2	$304.9	$1,001.4	$821.9
Unallocated amounts:
Corporate items	(185.0)	(176.5)	(520.6)	(489.2)
Special charges (Note 3)	—	(3.0)	—	(60.5)
Intellectual property litigation (expenses) income, net	(2.4)	(0.9)	(3.7)	741.0
Interest expense, net	(2.5)	(2.5)	(6.7)	(9.1)
Foreign currency	(9.6)	(1.4)	(15.0)	7.0
Consolidated pre-tax income	$150.7	$120.6	$455.4	$1,011.1
Enterprise-wide Information
Enterprise-wide information is based on actual foreign exchange rates used in the Company's consolidated condensed financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Net Sales by Geographic Area
United States	$323.1	$296.3	$909.3	$760.7
Europe	166.4	176.9	533.6	551.0
Japan	60.3	66.8	180.7	192.2
Rest of World	65.7	67.4	199.0	201.0
	$615.5	$607.4	$1,822.6	$1,704.9
Net Sales by Major Product and Service Area
Transcatheter Heart Valve Therapy	$296.1	$267.2	$846.0	$676.1
Surgical Heart Valve Therapy	187.9	203.4	588.8	620.0
Critical Care	131.5	136.8	387.8	408.8
	$615.5	$607.4	$1,822.6	$1,704.9

	September 30, 2015	December 31, 2014
	(in millions)
Long-lived Tangible Assets by Geographic Area
United States	$369.9	$347.6
Europe	38.5	42.1
Japan	8.2	8.5
Rest of World	93.1	93.9
	$509.7	$492.1

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
Financial Results
The following is a summary of our financial performance (dollars in millions, except per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change		2015	2014	Change
Net sales	$615.5	$607.4	1.3%		$1,822.6	$1,704.9	6.9%
Gross profit as a percentage of net sales	76.2%	72.3%	3.9	pts.	75.8%	72.7%	3.1	pts.
Net income	$118.1	$94.6	24.8%		$354.2	$701.9	(49.5)%
Earnings per share
Basic	$1.10	$0.89	23.6%		$3.29	$6.61	(50.2)%
Diluted	$1.07	$0.87	23.0%		$3.22	$6.49	(50.4)%
Our sales growth was led by our THV products, which benefited from the launch of the Edwards SAPIEN XT transcatheter heart valve in the United States (June 2014), and the launches of Edwards SAPIEN 3 transcatheter heart valve in Europe (January 2014) and the United States (July 2015). Our gross profit margin was positively impacted by foreign currency exchange rate fluctuations and an improved product mix, led by THV products. Net income in the first nine months of 2014 benefited from special items. In the second quarter of 2014, we received $750.0 million ($487.9 million, net of tax), from Medtronic, Inc. ("Medtronic") for an upfront payment due under a litigation settlement agreement.
Healthcare Environment, Opportunities, and Challenges
The medical device industry is highly competitive and continues to evolve. Our success is measured both by the development of innovative products and the value we bring to our stakeholders. We are committed to developing new technologies, providing innovative patient care, and to defending our intellectual property. To strengthen our leadership and enable future growth opportunities, in the first nine months of 2015 we invested 15.6% of our net sales in research and development. In a consolidating industry, we believe our focus on innovation and a robust product pipeline will continue to help us compete more effectively.
New Accounting Standards
For information on new accounting standards, see Note 1 to the "Consolidated Condensed Financial Statements."
Results of Operations
Net Sales Trends
(dollars in millions)

	Three Months Ended September 30,				Nine Months Ended September 30,
				Percent Change				Percent Change
	2015	2014	Change		2015	2014	Change
United States	$323.1	$296.3	$26.8	9.0%	$909.3	$760.7	$148.6	19.5%
International	292.4	311.1	(18.7)	(6.0)%	913.3	944.2	(30.9)	(3.3)%
Total net sales	$615.5	$607.4	$8.1	1.3%	$1,822.6	$1,704.9	$117.7	6.9%
International net sales include the impact of foreign currency exchange rate fluctuations. The impact of foreign currency exchange rate fluctuations on net sales is not necessarily indicative of the impact on net income due to the corresponding effect of foreign currency exchange rate fluctuations on international manufacturing and operating costs and our hedging activities. For more information, see Item 3, "Quantitative and Qualitative Disclosures About Market Risk."
Net Sales by Product Group
(dollars in millions)

	Three Months Ended September 30,				Nine Months Ended September 30,
				Percent Change				Percent Change
	2015	2014	Change		2015	2014	Change
Transcatheter Heart Valve Therapy	$296.1	$267.2	$28.9	10.8%	$846.0	$676.1	$169.9	25.1%
Surgical Heart Valve Therapy	187.9	203.4	(15.5)	(7.6)%	588.8	620.0	(31.2)	(5.0)%
Critical Care	131.5	136.8	(5.3)	(3.8)%	387.8	408.8	(21.0)	(5.1)%
Total net sales	$615.5	$607.4	$8.1	1.3%	$1,822.6	$1,704.9	$117.7	6.9%

Transcatheter Heart Valve Therapy
The increase in net sales of THV products in the United States was due primarily to:

•	the Edwards SAPIEN 3 valve, driven by its launch in July 2015; and

•	the Edwards SAPIEN XT valve, which increased sales in the year-to-date period, resulting from its launch in June 2014.
Sales of the Edwards SAPIEN transcatheter heart valve decreased in the year-to-date period as customers converted to Edwards SAPIEN XT, and sales of the Edwards SAPIEN XT decreased in the quarter-to-date period as customers converted to Edwards SAPIEN 3.
The increase in international net sales of THV products was due to:

•	the Edwards SAPIEN 3 valve, driven primarily by its launch in Europe in January 2014; and

•	the Edwards SAPIEN XT valve, driven primarily by its launch in Japan in October 2013;
partially offset by:

•	lower sales of the Edwards SAPIEN XT transcatheter heart valve in Europe, as customers converted to next-generation products; and

•
foreign currency exchange rate fluctuations, which decreased net sales for the three and nine months ended September 30, 2015 by $19.2 million and $56.7 million, respectively, due primarily to the weakening of the Euro against the United States dollar.

In June 2015, we received approval from the United States Food and Drug Administration for the Edwards SAPIEN 3 valve with the Commander Delivery System for the treatment of high-risk patients.

Surgical Heart Valve Therapy
The decrease in net sales of Surgical Heart Valve Therapy was driven by:

•
foreign currency exchange rate fluctuations, which decreased net sales by $15.8 million and $47.5 million, respectively, due primarily to the weakening of the Euro and the Japanese yen against the United States dollar;

partially offset by:

•
higher sales of (1) surgical heart valve products, driven by pericardial aortic tissue valves, primarily in Europe, Japan, and the United States, and (2) EDWARDS INTUITY Elite valves, primarily in Europe.

Critical Care

The decrease in net sales of Critical Care products was driven by:

•
foreign currency exchange rate fluctuations, which decreased net sales by $11.5 million and $32.6 million, respectively, due primarily to the weakening of the Euro and the Japanese yen against the United States dollar;

partially offset by:

•	higher sales of enhanced surgical recovery products in the United States, Europe, and Rest of World.
Gross Profit

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change		2015	2014	Change
Gross profit as a percentage of net sales	76.2%	72.3%	3.9	pts.	75.8%	72.7%	3.1	pts.
The increase in gross profit as a percentage of net sales for the three and nine months ended September 30, 2015 was driven primarily by:

•
a 2.2 percentage point and 2.6 percentage point increase, respectively, due to the impact of foreign currency exchange rate fluctuations, including the settlement of foreign currency hedging contracts; and

•
a 0.6 percentage point and 0.9 percentage point increase, respectively, in the United States, and a 0.5 percentage point and 0.5 percentage point increase, respectively, in international markets, due to an improved product mix, driven by THV products;

partially offset by:

•	multiple investments in our operations in the nine month period, including costs of improving our manufacturing processes.
Selling, General, and Administrative ("SG&A") Expenses
(dollars in millions)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change		2015	2014	Change
SG&A expenses	$212.0	$222.2	$(10.2)		$628.4	$634.9	$(6.5)
SG&A expenses as a percentage of net sales	34.4%	36.6%	(2.2)	pts.	34.5%	37.2%	(2.7)	pts.
SG&A expenses for the three and nine months ended September 30, 2015 were impacted by foreign currency, which reduced expenses by $15.4 million and $47.4 million, respectively, due primarily to the weakening of the Euro against the United States dollar. These decreases were partially offset by (1) higher sales and marketing expenses in Europe, the United States, and Japan, mainly to support the THV program and (2) higher personnel-related costs in the year-to-date period. The decrease in SG&A expenses as a percentage of net sales for the three and nine months ended September 30, 2015 was due to leverage from strong THV sales growth in the United States, Europe and Japan.
Research and Development ("R&D") Expenses
(dollars in millions)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change		2015	2014	Change
R&D expenses	$101.0	$87.6	$13.4		$284.9	$262.5	$22.4
R&D expenses as a percentage of net sales	16.4%	14.4%	2.0	pts.	15.6%	15.4%	0.2	pts.
The increase in R&D expenses for the three and nine months ended September 30, 2015 was due primarily to new THV and Surgical Heart Valve Therapy product development efforts. These costs were partially offset by lower spending for THV clinical trials.

Intellectual Property Litigation Expenses (Income), Net
In May 2014, we entered into an agreement with Medtronic to settle all outstanding patent litigation between the companies, and, pursuant to the agreement, we received an upfront payment from Medtronic in the amount of $750.0 million.
We incurred external legal costs related to intellectual property litigation of $2.4 million and $0.9 million for the three months ended September 30, 2015 and 2014, respectively, and $3.7 million and $9.0 million for the nine months ended September 30, 2015 and 2014, respectively. Intellectual property litigation expense decreased from the prior year due to the May 2014 litigation settlement agreement with Medtronic.
Special Charges
For information on special charges, see Note 3 to the "Consolidated Condensed Financial Statements."
Interest Expense, net
(in millions)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Interest expense	$4.3	$4.3	$—	$12.7	$13.3	$(0.6)
Interest income	(1.8)	(1.8)	—	(6.0)	(4.2)	(1.8)
Interest expense, net	$2.5	$2.5	$—	$6.7	$9.1	$(2.4)
The decrease in interest expense for the nine months ended September 30, 2015 resulted primarily from a lower average debt balance, partially offset by higher average interest rates. The increase in interest income for the nine months ended September 30, 2015 resulted primarily from higher average investment balances and higher average interest rates.
Other Expense, net
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Foreign exchange losses, net	$1.6	$0.2	$3.5	$1.3
(Gain) loss on investments	(1.4)	1.2	(0.7)	3.8
Lease contract termination costs	—	1.0	—	1.0
Insurance settlement gain	—	—	—	(3.7)
Other	—	0.1	(0.6)	0.2
Other expense, net	$0.2	$2.5	$2.2	$2.6
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
Provision for Income Taxes
The provision for income taxes consists of provisions for federal, state, and foreign income taxes. We operate in an international environment with significant operations in various locations outside the United States, which have statutory tax rates lower than the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates. Our effective income tax rate was 21.6% for both the three months ended September 30, 2015 and 2014, respectively, and was 22.2% and 30.6% for the nine months ended September 30, 2015 and 2014, respectively.
The effective tax rate for the nine months ended September 30, 2015 included (1) $262.1 million of tax expense associated with a $750.0 million litigation settlement payment received from Medtronic in May 2014 (see Note 2) and (2) $6.2 million of tax benefits from the remeasurement of uncertain tax positions.
The federal research credit expired on December 31, 2014 and had not been reinstated as of September 30, 2015. Therefore, the effective income tax rate for the nine months ended September 30, 2015 was calculated without an assumed benefit from the federal research credit.
We strive to resolve open matters with each tax authority at the examination level and could reach agreement with a tax authority at any time. While we have accrued for matters we believe are more likely than not to require settlement, the final outcome with a tax authority may result in a tax liability that is more or less than that reflected in the consolidated condensed financial statements. Furthermore, we may later decide to challenge any assessments, if made, and may exercise our right to appeal. The uncertain tax positions are reviewed quarterly and adjusted as events occur that affect potential liabilities for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, negotiations between tax authorities, identification of new issues, and issuance of new legislation, regulations, or case law. Management believes that adequate amounts of tax and related penalty and interest have been provided in income tax expense for any adjustments that may result from our uncertain tax positions. For further information, see Note 13 to the "Consolidated Condensed Financial Statements."
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
As of September 30, 2015, cash and cash equivalents and short-term investments held in the United States and outside the United States were $330.2 million and $920.3 million, respectively. We believe that cash held in the United States, in addition to amounts available under credit facilities and cash from operations, are sufficient to fund our United States operating requirements for the next twelve months. Cash and cash equivalents and short-term investments held outside the United States have historically been used to fund international operations and acquire businesses and assets outside of the United States, the majority of which relates to undistributed earnings of certain of our foreign subsidiaries, which are considered by us to be indefinitely reinvested. Repatriations of cash and cash equivalents and short-term investments held outside the United States are subject to restrictions in certain jurisdictions, and may be subject to withholding and other taxes. The potential tax liability related to any repatriation would be dependent on the facts and circumstances that exist at the time such repatriation is made and the complexities of the tax laws of the United States and the respective foreign jurisdictions.
On July 3, 2015, we entered into an agreement and plan of merger to acquire CardiAQ Valve Technologies, Inc. for an aggregate cash purchase price of $350.0 million, subject to certain adjustments, plus an additional $50.0 million if a certain European regulatory approval is obtained within 48 months of the acquisition closing date. We closed the purchase with available cash on hand in the United States. For further information, see Note 5 to the "Consolidated Condensed Financial Statements."
In October 2013, we issued $600.0 million of 2.875% fixed-rate unsecured senior notes due October 15, 2018. As of September 30, 2015, the total carrying value of our long-term debt was $604.9 million. We have a Five-Year Credit Agreement ("Credit Agreement") which provides up to an aggregate of $750.0 million in borrowings in multiple currencies. We may increase the amount available under the Credit Agreement, subject to agreement of the lenders, by up to an additional $250.0 million in the aggregate. As of September 30, 2015, there were no borrowings outstanding under the Credit Agreement.
From time to time, we repurchase shares of our common stock under share repurchase programs authorized by the Board of Directors. We consider several factors in determining when to execute share repurchases, including, among other things, expected dilution from stock plans, cash capacity, and the market price of our common stock. In May 2013, the Board of Directors approved a $750.0 million stock repurchase program providing for repurchases of our common stock through December 31, 2016. In July 2014, the Board of Directors approved a new stock repurchase program providing for an additional $750.0 million of repurchases without a specified end date. During 2015, we repurchased a total of 1.3 million shares under these programs at an aggregate cost of $175.0 million, and as of September 30, 2015, had remaining authority to purchase $777.5 million of our common stock.
At September 30, 2015, there had been no material changes in our significant contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, other than as follows: 1) we entered into an agreement and plan of merger which included a $50.0 million milestone payment contingent upon achievement of European regulatory approval (see Note 5 to the "Consolidated Condensed Financial Statements") and (2) we entered into a collaboration arrangement which included potential milestone payments of up to $9.6 million, reimbursement of product development costs of approximately $4.6 million, and future profit sharing payments.
Net cash flows provided by operating activities of $445.9 million for the nine months ended September 30, 2015 decreased $483.2 million over the same period last year due primarily to (1) the $750.0 million upfront payment received in 2014 under a litigation settlement with Medtronic and (2) a higher bonus payout in 2015 associated with 2014 performance. These decreases were partially offset by improved operating performance in 2015 and the $50.0 million charitable contribution made in 2014 to the Edwards Lifesciences Foundation.
Net cash used in investing activities of $343.4 million for the nine months ended September 30, 2015 consisted primarily of a $320.1 million net payment associated with the acquisition of CardiAQ and capital expenditures of $65.2 million, partially offset by net proceeds from investments of $43.6 million.
Net cash used in investing activities of $745.0 million for the nine months ended September 30, 2014 consisted primarily of net purchases of investments of $698.2 million and capital expenditures of $48.4 million.
Net cash used in financing activities of $98.9 million for the nine months ended September 30, 2015 consisted primarily of purchases of treasury stock of $180.1 million, partially offset by proceeds from stock plans of $60.0 million and the excess tax benefits from stock plans of $27.1 million.
Net cash used in financing activities of $198.9 million for the nine months ended September 30, 2014 consisted primarily of purchases of treasury stock of $300.7 million, partially offset by proceeds from stock plans of $71.3 million, and the excess tax benefit from stock plans of $34.2 million (including the realization of previously suspended excess tax benefits).
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

As of September 30, 2015, we had $598.2 million of investments in fixed-rate debt securities designated as held-to-maturity, of which $40.7 million were long-term, and $344.6 million of investments in fixed-rate debt securities designated as available-for-sale, of which $297.7 million were long-term. As of September 30, 2015, we had recorded unrealized losses of $0.5 million on the available-for-sale investments in "Accumulated Other Comprehensive Loss," net of tax. The market value of our investments may decline if current market interest rates rise, which could result in a realized loss if we choose or are forced to sell an investment before its scheduled maturity, which we currently do not anticipate. In addition, we had $27.6 million of investments in equity instruments of other companies and had recorded unrealized gains of $0.2 million on these investments in "Accumulated Other Comprehensive Loss," net of tax. Should these companies experience a decline in financial condition or fail to meet certain development milestones, the decline in the investments' value may be considered other-than-temporary and impairment charges may be necessary.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures.    Our management, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2015. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded as of September 30, 2015 that our disclosure controls and procedures are effective in providing reasonable assurance that the information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (b)
July 1, 2015 through July 31, 2015	1,196	$146.37	—	$777.5
August 1, 2015 through August 31, 2015	—	—	—	777.5
September 1, 2015 through September 30, 2015	83	139.13	—	777.5
Total	1,279	145.90	—

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

Item 6.    Exhibits
Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto and include the following:

*10.1	Amendment #5 to the Edwards Lifesciences Corporation 401(k) Savings and Investment Plan, dated September 1, 2015
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

EDWARDS LIFESCIENCES CORPORATION
(Registrant)
Date:	October 29, 2015	By:	/s/ SCOTT B. ULLEM
Scott B. Ullem Chief Financial Officer (Principal Financial Officer)
Date:	October 29, 2015	By:	/s/ ROBERT W.A. SELLERS
Robert W.A. Sellers Corporate Controller (Principal Accounting Officer)

EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

Exhibit No.	Description
*10.1	Amendment #5 to the Edwards Lifesciences Corporation 401(k) Savings and Investment Plan, dated September 1, 2015
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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