Form 10-Q
period 2016-03-31
Edwards Lifesciences Corp
filed 2016-04-29
CIK 1099800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The number of shares outstanding of the registrant's common stock, $1.00 par value, as of April 22, 2016 was 211,762,740.

EDWARDS LIFESCIENCES CORPORATION
FORM 10-Q
For the quarterly period ended March 31, 2016

Part I. Financial Information

Item 1.    Financial Statements
EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions, except par value; unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$501.4	$718.4
Short-term investments (Note 3)	450.4	506.3
Accounts and other receivables, net of allowances of $7.2 and $6.8, respectively	388.5	344.1
Inventories (Note 2)	356.6	339.9
Prepaid expenses	48.8	45.1
Other current assets	73.6	94.1
Total current assets	1,819.3	2,047.9
Long-term accounts receivable, net of allowances of $6.5 and $6.3, respectively	5.8	3.6
Long-term investments (Note 3)	369.2	379.9
Property, plant, and equipment, net	497.3	482.5
Goodwill	630.9	628.3
Other intangible assets, net	203.7	205.4
Deferred income taxes	196.5	180.5
Other assets	131.1	131.2
Total assets	$3,853.8	$4,059.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 2)	$458.3	$476.2
Long-term debt	602.2	599.9
Other long-term liabilities	494.0	480.1
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock, $.01 par value, authorized 50.0 shares, no shares outstanding	—	—
Common stock, $1.00 par value, 350.0 shares authorized, 239.8 and 239.1 shares issued, and 211.9 and 215.4 shares outstanding, respectively	239.8	239.1
Additional paid-in capital	933.4	946.8
Retained earnings	3,479.8	3,336.8
Accumulated other comprehensive loss	(172.6)	(182.6)
Treasury stock, at cost, 27.9 and 23.7 shares, respectively	(2,181.1)	(1,837.0)
Total stockholders' equity	2,299.3	2,503.1
Total liabilities and stockholders' equity	$3,853.8	$4,059.3
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in millions, except per share information; unaudited)

	Three Months Ended March 31,
	2016	2015
Net sales	$697.3	$590.3
Cost of sales	180.3	136.0
Gross profit	517.0	454.3
Selling, general, and administrative expenses	212.7	202.5
Research and development expenses	102.4	86.4
Intellectual property litigation expenses	12.2	0.3
Interest expense, net	2.4	2.4
Other expense, net	4.0	0.2
Income before provision for income taxes	183.3	162.5
Provision for income taxes	40.3	39.1
Net income	$143.0	$123.4
Share information (Note 10)
Earnings per share:
Basic	$0.67	$0.57
Diluted	$0.66	$0.56
Weighted-average number of common shares outstanding:
Basic	213.1	215.5
Diluted	217.8	220.6
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$143.0	$123.4
Other comprehensive income (loss), net of tax (Note 9):
Foreign currency translation adjustments	27.6	(64.7)
Unrealized (loss) gain on cash flow hedges	(19.6)	17.2
Unrealized gain on available-for-sale investments	1.7	0.3
Reclassification of net realized investment loss to earnings	0.3	0.2
Other comprehensive income (loss)	10.0	(47.0)
Comprehensive income	$153.0	$76.4
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net income	$143.0	$123.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15.9	16.0
Stock-based compensation (Note 6)	14.3	13.6
Excess tax benefit from stock plans	(11.1)	(9.8)
Gain on investments	(0.3)	(1.1)
Deferred income taxes	0.2	4.1
Other	0.7	(0.2)
Changes in operating assets and liabilities:
Accounts and other receivables, net	(32.2)	(36.5)
Inventories	(4.6)	(18.9)
Accounts payable and accrued liabilities	(47.6)	(59.1)
Income taxes	24.8	26.6
Prepaid expenses and other current assets	(3.6)	8.5
Other	7.6	6.7
Net cash provided by operating activities	107.1	73.3
Cash flows from investing activities
Capital expenditures	(27.7)	(20.8)
Purchases of held-to-maturity investments (Note 3)	(152.5)	(422.0)
Proceeds from held-to-maturity investments (Note 3)	255.0	330.9
Purchases of available-for sale investments (Note 3)	(73.4)	(84.6)
Proceeds from available-for-sale investments (Note 3)	47.7	18.3
Investments in trading securities, net	(4.0)	(2.0)
Investments in unconsolidated affiliates, net (Note 3)	(2.0)	(0.4)
Other	4.2	0.3
Net cash provided by (used in) investing activities	47.3	(180.3)
Cash flows from financing activities
Proceeds from issuance of debt	9.7	7.4
Payments on debt and capital lease obligations	(9.5)	(8.2)
Purchases of treasury stock (Note 7)	(344.1)	(101.0)
Excess tax benefit from stock plans	11.1	9.8
Proceeds from stock plans	19.5	23.5
Equity forward contract related to accelerated share repurchase agreement (Note 7)	(57.5)	—
Other	1.7	(3.4)
Net cash used in financing activities	(369.1)	(71.9)
Effect of currency exchange rate changes on cash and cash equivalents	(2.3)	(17.9)
Net decrease in cash and cash equivalents	(217.0)	(196.8)
Cash and cash equivalents at beginning of period	718.4	653.8
Cash and cash equivalents at end of period	$501.4	$457.0
Supplemental disclosures:
Non-cash investing and financing transactions:
Capital expenditures accruals	$16.4	$6.6
The accompanying notes are an integral part of these
consolidated condensed financial statements.

1.     BASIS OF PRESENTATION

The accompanying interim consolidated condensed financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the consolidated financial statements and notes included in Edwards Lifesciences Corporation's Annual Report on Form 10-K for the year ended December 31, 2015. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted.

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

Recently Adopted Accounting Standards

In September 2015, the Financial Accounting Standards Board ("FASB") issued an update to the guidance on business combinations. The new guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The guidance was effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The adoption of this guidance did not impact the Company's consolidated financial statements.

In April 2015, the FASB issued an amendment to the accounting guidance on the presentation of debt issuance costs. The guidance requires an entity to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt, consistent with debt discounts. In August 2015, the FASB clarified that for a line-of-credit arrangement, a company can continue to defer and present debt issuance costs as an asset and subsequently amortize the debt issuance costs over the term of the line-of-credit arrangement, whether or not there are any outstanding borrowings on the line-of-credit arrangement. The guidance was effective for annual reporting periods beginning after December 31, 2015 and interim periods within those periods, and must be applied retrospectively to each prior reporting period presented. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

New Accounting Standards Not Yet Adopted

In March 2016, the FASB issued an amendment to the guidance on stock compensation. The amendment simplifies several aspects of the accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements, but anticipates that adoption of this guidance will reduce its effective tax rate.

In March 2016, the FASB issued an update to the guidance on revenue recognition. The update clarifies the implementation guidance on principal versus agent considerations, including how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. In April 2016, the FASB issued another update to the guidance on revenue recognition. This update clarifies the implementation guidance on identifying performance obligations and licensing, while retaining the related principles for those areas. The amendments in these updates are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. The Company is currently evaluating the impact the revenue recognition guidance, including these updates, will have on its consolidated financial statements.

In February 2016, the FASB issued an amendment to the guidance on leases. The amendment improves transparency and comparability among companies by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

2.     COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS
Components of selected captions in the consolidated condensed balance sheets consisted of the following (in millions):

	March 31, 2016	December 31, 2015
Inventories
Raw materials	$61.3	$63.8
Work in process	80.7	64.1
Finished products	214.6	212.0
	$356.6	$339.9

At March 31, 2016 and December 31, 2015, approximately $71.3 million and $58.8 million, respectively, of the Company's finished products inventories were held on consignment.

	March 31, 2016	December 31, 2015
Accounts payable and accrued liabilities
Accounts payable	$78.6	$63.9
Employee compensation and withholdings	131.8	209.4
Research and development accruals	35.5	38.6
Property, payroll, and other taxes	34.8	34.5
Fair value of derivatives	33.3	4.2
Accrued rebates	24.5	23.9
Litigation reserves	14.2	5.6
Severance and realignment reserves	12.4	19.1
Taxes payable	7.5	14.5
Other accrued liabilities	85.7	62.5
	$458.3	$476.2

3.     INVESTMENTS
Debt Securities
Investments in debt securities at the end of each period were as follows (in millions):

	March 31, 2016				December 31, 2015
Held-to-maturity	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Bank time deposits	$348.3	$—	$—	$348.3	$440.1	$—	$—	$440.1
U.S. government and agency securities	29.4	0.1	(0.1)	29.4	32.5	—	(0.2)	32.3
Asset-backed securities	1.1	—	—	1.1	1.2	—	—	1.2
Corporate debt securities	15.2	—	—	15.2	16.4	—	—	16.4
Municipal securities	4.4	—	—	4.4	5.2	—	—	5.2
Total	$398.4	$0.1	$(0.1)	$398.4	$495.4	$—	$(0.2)	$495.2

Available-for-sale
Commercial paper	$31.0	$—	$—	$31.0	$28.1	$—	$—	$28.1
U.S. government and agency securities	52.9	0.3	—	53.2	38.7	—	(0.2)	38.5
Asset-backed securities	54.2	0.1	—	54.3	62.8	—	(0.2)	62.6
Corporate debt securities	247.0	0.8	(0.7)	247.1	230.0	—	(1.3)	228.7
Municipal securities	4.7	—	—	4.7	4.7	—	—	4.7
Total	$389.8	$1.2	$(0.7)	$390.3	$364.3	$—	$(1.7)	$362.6
The cost and fair value of investments in debt securities, by contractual maturity, as of March 31, 2016 were as follows:

	Held-to-Maturity		Available-for-Sale
	Cost	Fair Value	Cost	Fair Value
	(in millions)
Due in 1 year or less	$384.1	$384.1	$66.3	$66.3
Due after 1 year through 5 years	2.9	2.9	270.0	270.4
Instruments not due at a single maturity date	11.4	11.4	53.5	53.6
	$398.4	$398.4	$389.8	$390.3
Actual maturities may differ from the contractual maturities due to call or prepayment rights.

Investments in Unconsolidated Affiliates
The Company has a number of equity investments in privately and publicly held companies. Investments in these unconsolidated affiliates are recorded in "Long-term Investments" on the consolidated condensed balance sheets, and are as follows:

	March 31, 2016	December 31, 2015
	(in millions)
Available-for-sale investments
Cost	$—	$—
Unrealized gains	0.2	0.2
Fair value of available-for-sale investments	0.2	0.2
Equity method investments
Cost	10.9	10.9
Equity in losses	(4.0)	(4.2)
Carrying value of equity method investments	6.9	6.7
Cost method investments
Carrying value of cost method investments	23.8	21.3
Total investments in unconsolidated affiliates	$30.9	$28.2
During the three months ended March 31, 2016, the gross realized gains or losses from sales of available-for-sale investments were not material.
4.     FAIR VALUE MEASUREMENTS
The consolidated condensed financial statements include financial instruments for which the fair market value of such instruments may differ from amounts reflected on a historical cost basis. Financial instruments of the Company consist of cash deposits, accounts and other receivables, investments, accounts payable, certain accrued liabilities, and borrowings under a revolving credit agreement. The carrying value of these financial instruments generally approximates fair value due to their short-term nature. Financial instruments also include long-term notes payable. As of March 31, 2016, the fair value of the notes payable, based on Level 2 inputs, was $616.1 million, versus a carrying value of $602.2 million.
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

March 31, 2016	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$14.8	$12.9	$—	$27.7
Available-for-sale investments:
Corporate debt securities	—	247.1	—	247.1
Asset-backed securities	—	54.3	—	54.3
U.S. government and agency securities	28.0	25.2	—	53.2
Commercial paper	—	31.0	—	31.0
Municipal securities	—	4.7	—	4.7
Equity investments in unconsolidated affiliates	0.2	—	—	0.2
Investments held for deferred compensation plans	39.1	—	—	39.1
Derivatives	—	14.9	—	14.9
	$82.1	$390.1	$—	$472.2
Liabilities
Derivatives	$—	$33.3	$—	$33.3
Deferred compensation plans	39.3	—	—	39.3
Contingent consideration obligation	—	—	31.1	31.1
	$39.3	$33.3	$31.1	$103.7
December 31, 2015
Assets
Cash equivalents	$3.5	$8.5	$—	$12.0
Available-for-sale investments:
Corporate debt securities	—	228.7	—	228.7
Asset-backed securities	—	62.6	—	62.6
U.S. government and agency securities	9.6	28.9	—	38.5
Commercial paper	—	28.1	—	28.1
Municipal securities	—	4.7	—	4.7
Equity investments in unconsolidated affiliates	0.1	—	—	0.1
Investments held for deferred compensation plans	35.3	—	—	35.3
Derivatives	—	23.3	—	23.3
	$48.5	$384.8	$—	$433.3
Liabilities
Derivatives	$—	$4.2	$—	$4.2
Deferred compensation plans	35.5	—	—	35.5
Contingent consideration obligation	—	—	30.5	30.5
	$35.5	$4.2	$30.5	$70.2

The following table summarizes the changes in fair value of the contingent consideration obligation for the three months ended March 31, 2016 (in millions):

Balance at December 31, 2015	$30.5
Changes in fair value (recorded in "Research and Development Expenses")	0.6
Balance at March 31, 2016	$31.1
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
Contingent Consideration Obligation
The Company recorded a contingent consideration obligation related to its acquisition of CardiAQ. The contingent consideration obligation was recorded at its estimated fair value, which was determined using a probability weighted discounted cash flow analysis that considered significant unobservable inputs. These inputs included a 2.0% discount rate used to present value the projected cash flows, a 65.0% probability of milestone achievement, and a projected payment date in 2018. The use of different assumptions could have a material effect on the estimated fair value amount.
5.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company uses derivative financial instruments to manage its currency exchange rate risk and its interest rate risk, as summarized below. Notional amounts are stated in United States dollar equivalents at spot exchange rates at the respective dates.

	Notional Amount
	March 31, 2016	December 31, 2015
	(in millions)
Foreign currency forward exchange contracts	$1,350.6	$1,061.6
Interest rate swap agreements	300.0	300.0
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
All derivative financial instruments are recognized at fair value in the consolidated condensed balance sheets. For each derivative instrument that is designated and effective as a fair value hedge, the gain or loss on the derivative is recognized immediately to earnings, and offsets the loss or gain on the underlying hedged item. The gain or loss on the interest rate swaps (designated as fair value hedges) is classified in net interest expense, as they hedge the interest rate risk associated with the Company's fixed-rate debt. The Company reports in "Accumulated Other Comprehensive Loss" the effective portion of the gain or loss on derivative financial instruments that are designated, and that qualify, as cash flow hedges. The Company reclassifies these gains and losses into earnings in the same period in which the underlying hedged transactions affect earnings. The effective portions of net investment hedges are reported in "Accumulated Other Comprehensive Loss" as a part of the cumulative translation adjustment, and would be reclassified into earnings if the underlying net investment is sold or substantially liquidated. The ineffective portions of cash flow hedges and net investment hedges are recorded in current period earnings. For the three months ended March 31, 2016 and 2015, the Company did not record any gains or losses due to hedge ineffectiveness. The gains and losses on derivative financial instruments for which the Company does not elect hedge accounting treatment are recognized in the consolidated condensed statements of operations in each period based upon the change in the fair value of the derivative financial instrument. Cash flows from net investment hedges are reported as investing activities in the consolidated condensed statements of cash flows, and cash flows from all other derivative financial instruments are reported as operating activities.
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
The following table presents the location and fair value amounts of derivative instruments reported in the consolidated condensed balance sheets (in millions):

		Fair Value
Derivatives designated as hedging instruments	Balance Sheet Location	March 31, 2016	December 31, 2015
Assets
Foreign currency contracts	Other current assets	$3.9	$15.0
Interest rate swap agreements	Other assets	$6.5	$1.6
Liabilities
Foreign currency contracts	Accrued and other liabilities	$33.3	$4.2
Derivatives not designated as hedging instruments
Assets
Foreign currency contracts	Other assets	$4.5	$6.7

The following table presents the effect of master-netting agreements and rights of offset on the consolidated condensed balance sheets (in millions):

				Gross Amounts Not Offset in the Consolidated Balance Sheet
		Gross Amounts Offset in the Consolidated Balance Sheet
			Net Amounts Presented in the Consolidated Balance Sheet
March 31, 2016	Gross Amounts			Financial Instruments	Cash Collateral Received	Net Amount
Derivative assets
Foreign currency contracts	$8.4	$—	$8.4	$(4.9)	$—	$3.5
Interest rate swap agreements	$6.5	$—	$6.5	$—	$—	$6.5
Derivative liabilities
Foreign currency contracts	$33.3	$—	$33.3	$(4.9)	$—	$28.4
December 31, 2015
Derivative assets
Foreign currency contracts	$21.7	$—	$21.7	$(4.0)	$—	$17.7
Interest rate swap agreements	$1.6	$—	$1.6	$—	$—	$1.6
Derivative liabilities
Foreign currency contracts	$4.2	$—	$4.2	$(4.0)	$—	$0.2
The following tables present the effect of derivative instruments on the consolidated condensed statements of operations and consolidated condensed statements of comprehensive income (in millions):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended March 31,			Three Months Ended March 31,
			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income
	2016	2015		2016	2015
Cash flow hedges
Foreign currency contracts	$(21.0)	$36.3	Cost of sales	$11.4	$10.5

Net investment hedges
Foreign currency contracts	$(12.3)	$—	Other expense, net	$—	$—

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended March 31,
	Location of Gain or (Loss) Recognized in Income on Derivative
Fair value hedges		2016	2015
Interest rate swap agreements	Interest expense, net	$4.9	$4.5
The gains on the interest rate swap agreements are fully offset by the changes in the fair value of the fixed-rate debt being hedged.

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended March 31,
	Location of Gain or (Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments		2016	2015
Foreign currency contracts	Other expense, net	$(6.4)	$4.9

The Company expects that during the next twelve months it will reclassify to earnings a $3.7 million gain currently recorded in "Accumulated Other Comprehensive Loss."
6.   STOCK-BASED COMPENSATION
Stock-based compensation expense related to awards issued under the Company's incentive compensation plans for the three months ended March 31, 2016 and 2015 was as follows (in millions):

	Three Months Ended March 31,
	2016	2015
Cost of sales	$2.0	$1.8
Selling, general, and administrative expenses	9.7	9.6
Research and development expenses	2.6	2.2
Total stock-based compensation expense	$14.3	$13.6
At March 31, 2016, the total remaining compensation cost related to nonvested stock options, restricted stock units, market-based restricted stock units, performance-based restricted stock units, and employee stock purchase plan ("ESPP") subscription awards amounted to $82.3 million, which will be amortized on a straight-line basis over the weighted-average remaining requisite service period of 29 months.
Fair Value Disclosures
The following table includes the weighted-average grant-date fair values of stock options granted during the periods indicated and the related weighted-average assumptions used in the Black-Scholes option pricing model:

Option Awards	Three Months Ended March 31,
	2016	2015
Average risk-free interest rate	1.1%	1.5%
Expected dividend yield	None	None
Expected volatility	29.7%	30.5%
Expected term (years)	4.7	4.7
Fair value, per option	$24.28	$19.20
The following table includes the weighted-average grant-date fair values for ESPP subscriptions granted during the periods indicated and the related weighted-average assumptions used in the Black-Scholes option pricing model:

ESPP	Three Months Ended March 31,
	2016	2015
Average risk-free interest rate	0.3%	0.2%
Expected dividend yield	None	None
Expected volatility	26.5%	28.1%
Expected term (years)	0.6	0.6
Fair value, per share	$18.17	$14.97

7.   ACCELERATED SHARE REPURCHASE
In February 2016, Edwards entered into ASR agreements to repurchase $325.0 million of the Company's common stock based on the volume-weighted average price ("VWAP") of the Company's common stock during the term of the agreements, less a discount. Upon entering into the agreements, Edwards received an initial delivery of 3.2 million shares. The initial shares were valued at $83.60 per share based on the closing price of the Company's common stock on the date of the agreements, and represented approximately 82% of the total contract value. At the conclusion of each of the ASR agreements, the Company may receive additional shares or may be required to pay additional cash or shares (at the Company's election). The final settlements are based on the VWAP over the term of the agreements, less a discount, and will occur at varying termination dates extending to December 2016, subject to certain adjustments pursuant to the agreements. In April 2016, one of the ASR agreements concluded at a VWAP less discount per share price of $84.39, and the Company received an additional 0.3 million shares under that agreement. If all agreements had been settled on March 31, 2016, Edwards would have received 0.7 million additional shares.

The ASR agreements were accounted for as two separate transactions: (a) the value of the initial delivery of shares was recorded as shares of common stock acquired in a treasury stock transaction on the acquisition date, and (b) the remaining amount of the purchase price paid was recorded as a forward contract indexed to the Company's own common stock and was recorded in "Additional Paid-in Capital" on the consolidated balance sheets. The initial delivery of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share. The Company determined that the forward contract indexed to the Company's common stock met all the applicable criteria for equity classification and, therefore, was not accounted for as a derivative instrument.

8.   COMMITMENTS AND CONTINGENCIES

On October 30, 2015, Boston Scientific Scimed, Inc., a subsidiary of Boston Scientific Corporation (“Boston Scientific”), filed a lawsuit in the district court in Düsseldorf, Germany against Edwards Lifesciences and its German subsidiary, Edwards Lifesciences Services GmbH, alleging that Edwards Lifesciences’ SAPIEN 3 heart valve infringes certain claims of a Boston Scientific German national patent arising from EP 2 749 254 B1 (the “‘254 patent”) related to paravalvular sealing technology. On February 26, 2016, Boston Scientific added the German national patent arising from EP 2 926 766 (the “‘766 Patent”) to the infringement allegations. On April 8, 2016, Boston Scientific filed a similar patent infringement action in district court in Paris, France relating to these patents. The complaints seek unspecified money damages and injunctive relief. The Company intends to defend itself vigorously in these matters.

On November 2, 2015, Edwards Lifesciences LLC, a U.S. subsidiary of Edwards Lifesciences, filed a lawsuit against Sadra Medical, Inc. and Boston Scientific Scimed, Inc., two subsidiaries of Boston Scientific, in the United Kingdom in the High Court of Justice, Chancery Division, Patents Court to declare invalid and revoke the U.K. national patent corresponding to the ‘254 patent. Edwards later added Boston Scientific’s UK national patent corresponding to the ‘766 patent to this invalidity lawsuit.  The Boston Scientific subsidiaries filed counterclaims against Edwards Lifesciences and three of its European subsidiaries alleging that the SAPIEN 3 heart valve infringes certain claims of the same patents and seeking unspecified monetary damages and injunctive relief.

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

On April 19, 2016, Boston Scientific filed a lawsuit against Edwards Lifesciences in the Federal District Court in the District of Delaware alleging that the SAPIEN 3 heart valve infringes certain claims of Boston Scientific’s U.S. Patent 8,992,608 related to paravalvular sealing technology.  Also on April 19, 2016, Boston Scientific filed a lawsuit against Edwards Lifesciences in the Federal District Court in the Central District of California alleging that five of its transcatheter heart valve delivery systems and a valve crimper infringe certain claims of eight Boston Scientific U.S. patents.  The complaints seek unspecified monetary damages and injunctive relief. The Company intends to defend itself vigorously in these matters.

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

9.   ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table is a summary of activity for each component of "Accumulated Other Comprehensive Loss" for the three months ended March 31, 2016 (in millions):

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized (Loss) Gain on Available-for-sale Investments	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
December 31, 2015	$(181.5)	$11.8	$(1.5)	$(11.4)	$(182.6)
Other comprehensive gain (loss) before reclassifications	21.6	(21.0)	1.7	—	2.3
Amounts reclassified from accumulated other comprehensive loss	—	(11.4)	0.3	—	(11.1)
Deferred income tax benefit	6.0	12.8	—	—	18.8
March 31, 2016	$(153.9)	$(7.8)	$0.5	$(11.4)	$(172.6)
The following table provides information about amounts reclassified from "Accumulated Other Comprehensive Loss" (in millions):

	Three Months Ended March 31,
			Affected Line on Consolidated Condensed Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	2016	2015
Gain (loss) on cash flow hedges	$11.4	$10.5	Cost of sales
	(4.4)	(3.8)	Provision for income taxes
	$7.0	$6.7	Net of tax
(Loss) gain on available-for-sale investments	$(0.3)	$(0.2)	Other expense, net
	—	—	Provision for income taxes
	$(0.3)	$(0.2)	Net of tax

10.   EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income by the weighted-average common shares outstanding during a period. Employee equity share options, nonvested shares, and similar equity instruments granted by the Company are treated as potential common shares in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of restricted stock units, market-based restricted stock units, performance-based restricted stock units, and in-the-money options. The dilutive impact of the restricted stock units, market-based restricted stock units, performance-based restricted stock units, and in-the-money options is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of stock-based compensation expense for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in "Additional Paid-in Capital" when the award becomes deductible are assumed to be used to repurchase shares. Potential common share equivalents have been excluded where their inclusion would be anti-dilutive.

The table below presents the computation of basic and diluted earnings per share (in millions, except for per share information):

	Three Months Ended March 31,
	2016	2015
Basic:
Net income	$143.0	$123.4
Weighted-average shares outstanding	213.1	215.5
Basic earnings per share	$0.67	$0.57
Diluted:
Net income	$143.0	$123.4
Weighted-average shares outstanding	213.1	215.5
Dilutive effect of stock plans	4.7	5.1
Dilutive weighted-average shares outstanding	217.8	220.6
Diluted earnings per share	$0.66	$0.56
Stock options, restricted stock units, and market-based restricted stock units to purchase 0.3 million for both the three months ended March 31, 2016 and 2015, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. Additionally, 0.7 million shares that would have been received if the ASR agreements discussed in Note 7 were settled as of March 31, 2016 were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.
11.   INCOME TAXES
The Company's effective income tax rates were 22.0% and 24.1% for the three months ended March 31, 2016 and 2015, respectively. The change in the effective rates is primarily a result of the reinstatement of the federal research credit and fluctuations in the relative contribution of our foreign operations and United States operations to worldwide pre-tax income. The federal research credit expired on December 31, 2014 and was not reinstated until December 18, 2015 when the research credit was permanently extended, retroactive to January 1, 2015. Therefore, the effective income tax rate for the three months ended March 31, 2015 was calculated without an assumed benefit from the federal research credit.
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
As of March 31, 2016 and December 31, 2015, the liability for income taxes associated with uncertain tax positions was $222.0 million and $216.1 million, respectively. The Company estimates that these liabilities would be reduced by $40.8 million and $40.6 million, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, and timing adjustments. The net amounts of $181.2 million and $175.5 million, respectively, if not required, would favorably affect the Company's effective tax rate.
At March 31, 2016, all material state, local, and foreign income tax matters have been concluded for years through 2008. The Internal Revenue Service ("IRS") has substantially completed its fieldwork for the 2009 through 2012 tax years. However, the audit is currently in suspense pending finalization of an Advance Pricing Agreement ("APA") and Joint Committee of Taxation approval.
As noted above, the Company has entered into an APA process between the Switzerland and United States governments for the years 2009 through 2015 covering transfer pricing matters. The transfer pricing matters are significant to the Company's consolidated condensed financial statements, and the final outcome and timing of the negotiations between the two governments is uncertain.
During 2014, the Company filed with the IRS a request for a pre-filing agreement associated with a tax return filing position on a portion of the litigation settlement payment received from Medtronic, Inc. in May 2014. During the first quarter of 2015, the IRS accepted the pre-filing agreement into the pre-filing agreement program. The finalization of the pre-filing agreement is still pending. However, the Company made an advance payment of tax in December 2015 solely to prevent the further accrual of interest on any potential deficiency, not to signify any potential agreement to a contrary position that may be taken by the IRS.
12.   SEGMENT INFORMATION
Edwards Lifesciences conducts operations worldwide and is managed in the following geographical regions: United States, Europe, Japan, and Rest of World. All regions sell products that are used to treat structure heart disease and critically ill patients.
The Company's geographic segments are reported based on the financial information provided to the Chief Operating Decision Maker (the Chief Executive Officer). The Company evaluates the performance of its geographic segments based on net sales and income before provision for income taxes ("pre-tax income"). The accounting policies of the segments are substantially the same as those described in Note 2 of the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2015. Segment net sales and segment pre-tax income are based on internally derived standard foreign exchange rates, which may differ from year to year, and do not include inter-segment profits. Because of the interdependence of the reportable segments, the pre-tax income as presented may not be representative of the geographical distribution that would occur if the segments were not interdependent. Net sales by geographic area are based on the location of the customer.
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
The table below presents information about Edwards Lifesciences' reportable segments (in millions):

	Three Months Ended March 31,
	2016	2015
Segment Net Sales
United States	$375.6	$283.5
Europe	187.1	216.5
Japan	63.8	68.7
Rest of World	71.5	71.3
Total segment net sales	$698.0	$640.0
Segment Pre-tax Income
United States	$241.6	$167.4
Europe	94.7	107.9
Japan	29.5	31.4
Rest of World	17.9	16.8
Total segment pre-tax income	$383.7	$323.5

The table below presents reconciliations of segment net sales to consolidated net sales and segment pre-tax income to consolidated pre-tax income (in millions):

	Three Months Ended March 31,
	2016	2015
Net Sales Reconciliation
Segment net sales	$698.0	$640.0
Foreign currency	(0.7)	(49.7)
Consolidated net sales	$697.3	$590.3
Pre-tax Income Reconciliation
Segment pre-tax income	$383.7	$323.5
Unallocated amounts:
Corporate items	(195.2)	(156.8)
Intellectual property litigation expenses	(12.2)	(0.3)
Interest expense, net	(2.4)	(2.4)
Foreign currency	9.4	(1.5)
Consolidated pre-tax income	$183.3	$162.5
Enterprise-wide Information
Enterprise-wide information is based on actual foreign exchange rates used in the Company's consolidated condensed financial statements.

	Three Months Ended March 31,
	2016	2015

Net Sales by Geographic Area
United States	$375.6	$283.5
Europe	188.5	185.3
Japan	66.6	58.1
Rest of World	66.6	63.4
	$697.3	$590.3
Net Sales by Major Product and Service Area
Transcatheter Heart Valve Therapy	$367.8	$268.5
Surgical Heart Valve Therapy	195.9	196.9
Critical Care	133.6	124.9
	$697.3	$590.3

	March 31, 2016	December 31, 2015
	(in millions)
Long-lived Tangible Assets by Geographic Area
United States	$489.9	$473.6
Europe	34.3	36.0
Japan	8.7	8.1
Rest of World	95.5	96.0
	$628.4	$613.7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
        This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements contained in this report to be covered by the safe harbor provisions of such Acts. All statements other than statements of historical fact in this report or referred to or incorporated by reference into this report are "forward-looking statements" for purposes of these sections. These statements include, among other things, any predictions of earnings, revenues, expenses or other financial items, plans or expectations with respect to development activities, clinical trials or regulatory approvals, any statements of plans, strategies and objectives of management for future operations, any statements concerning our future operations, financial conditions and prospects, and any statements of assumptions underlying any of the foregoing. These statements can sometimes be identified by the use of the forward-looking words such as "may," "believe," "will," "expect," "project," "estimate," "should," "anticipate," "plan," "goal," "continue," "seek," "pro forma," "forecast," "intend," "guidance," "optimistic," "aspire," "confident," other forms of these words or similar words or expressions or the negative thereof. Investors are cautioned not to unduly rely on such forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause our results or future business, financial condition, results of operations or performance to differ materially from our historical results or experiences or those expressed or implied in any forward-looking statements contained in this report. Investors should carefully review the information contained in, or incorporated by reference into, our annual report on Form 10-K for the year ended December 31, 2015 and subsequent reports on Forms 10-Q and 8-K for a description of certain of these risks and uncertainties. These forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections.
Overview
We are the global leader in patient-focused medical innovations for structural heart disease, as well as critical care and surgical monitoring. Driven by a passion to help patients, we collaborate with the world’s leading clinicians and researchers to address unmet healthcare needs, working to improve patient outcomes and enhance lives. We conduct operations worldwide and are managed in the following geographical regions: United States, Europe, Japan, and Rest of World. Our products are categorized into the following main areas: Transcatheter Heart Valve Therapy ("THV"), Surgical Heart Valve Therapy, and Critical Care.
Financial Results
The following is a summary of our financial performance (dollars in millions, except per share data):

	Three Months Ended March 31,
	2016	2015	Change
Net sales	$697.3	$590.3	18.1%
Gross profit as a percentage of net sales	74.1%	77.0%	(2.9)	pts.
Net income	$143.0	$123.4	15.9%
Earnings per share
Basic	$0.67	$0.57	17.5%
Diluted	$0.66	$0.56	17.9%
Our sales growth was led by our THV products, which benefited from the launches of the Edwards SAPIEN 3 transcatheter heart valve in the United States (July 2015) and Europe (January 2014). Our gross profit margin was negatively impacted by foreign currency exchange rate fluctuations, partially offset by an improved product mix, led by THV products. The increase in our net income was primarily driven by our increased sales.
Healthcare Environment, Opportunities, and Challenges
The medical technology industry is highly competitive and continues to evolve. Our success is measured both by the development of innovative products and the value we bring to our stakeholders. We are committed to developing new technologies and providing innovative patient care, and we are committed to defending our intellectual property in support of those developments. In the first three months of 2016 we invested 14.7% of our net sales in research and development.

New Accounting Standards
For information on new accounting standards, see Note 1 to the "Consolidated Condensed Financial Statements."
Results of Operations
Net Sales Trends
(dollars in millions)

	Three Months Ended March 31,
				Percent Change
	2016	2015	Change
United States	$375.6	$283.5	$92.1	32.5%
International	321.7	306.8	14.9	4.9%
Total net sales	$697.3	$590.3	$107.0	18.1%
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
Net Sales by Product Group
(dollars in millions)

	Three Months Ended March 31,
				Percent Change
	2016	2015	Change
Transcatheter Heart Valve Therapy	$367.8	$268.5	$99.3	37.0%
Surgical Heart Valve Therapy	195.9	196.9	(1.0)	(0.5)%
Critical Care	133.6	124.9	8.7	7.0%
Total net sales	$697.3	$590.3	$107.0	18.1%

Transcatheter Heart Valve Therapy
The increase in net sales of THV products in the United States was due primarily to:

•	the Edwards SAPIEN 3 valve, driven by its launch in July 2015;
partially offset by:

•	lower sales of the Edwards SAPIEN XT valve as customers converted to Edwards SAPIEN 3.
The increase in international net sales of THV products was due to:

•	the Edwards SAPIEN 3 valve, driven primarily by its launch in Europe in January 2014; and

•	the Edwards SAPIEN XT valve, driven primarily by its launch in Japan in October 2013;
partially offset by:

•	lower sales of the Edwards SAPIEN XT transcatheter heart valve in Europe as customers converted to Edwards SAPIEN 3; and

•
foreign currency exchange rate fluctuations, which decreased net sales for the three months ended March 31, 2016 by $3.8 million due primarily to the weakening of the Euro against the United States dollar.

In March 2016, we received approval from the United States Food and Drug Administration ("FDA") to expand use of the Edwards SAPIEN XT transcatheter heart valve for pulmonic valve replacement procedures. The approval enables the treatment of adult and pediatric patients who suffer from either a narrowed pulmonary valve, or moderate or greater pulmonary regurgitation caused by congenital heart disease. Also in March 2016, we received approval for SAPIEN 3 in Japan for the treatment of patients suffering from severe, symptomatic aortic stenosis.
.

Surgical Heart Valve Therapy
The decrease in net sales of Surgical Heart Valve Therapy was driven by:

•
foreign currency exchange rate fluctuations, which decreased net sales by $2.8 million due primarily to the weakening of various currencies against the United States dollar, primarily the Euro, partially offset by the strengthening of the Japanese yen against the United States dollar; and

•	cardiac surgery systems, primarily lower sales of specialty cannula products in Europe and Japan;
partially offset by:

•	higher sales of surgical heart valve products, driven by pericardial aortic tissue valves, primarily in the United States, Rest of World, and Europe.

Critical Care
The increase in net sales of Critical Care products was driven by:

•	higher sales of enhanced surgical recovery products in the United States and Europe, and core hemodynamic products in the United States and Rest of World;
partially offset by:

•
foreign currency exchange rate fluctuations, which decreased net sales by $2.4 million due primarily to the weakening of various currencies against the United States dollar, primarily the Euro, partially offset by the strengthening of the Japanese yen against the United States dollar.

Gross Profit

	Three Months Ended March 31,
	2016	2015	Change
Gross profit as a percentage of net sales	74.1%	77.0%	(2.9)	pts.
The decrease in gross profit as a percentage of net sales for the three months ended March 31, 2016 was driven primarily by:

•	a 3.8 percentage point decrease due to the impact of foreign currency exchange rate fluctuations, including the settlement of foreign currency hedging contracts;
partially offset by:

•	a 0.9 percentage point increase in the United States due to an improved product mix, driven by THV products.
Selling, General, and Administrative ("SG&A") Expenses
(dollars in millions)

	Three Months Ended March 31,
	2016	2015	Change
SG&A expenses	$212.7	$202.5	$10.2
SG&A expenses as a percentage of net sales	30.5%	34.3%	(3.8)	pts.

The increase in SG&A expenses for the three months ended March 31, 2016 was due primarily to (1) higher sales and marketing expenses in the United States, mainly to support the THV program and (2) higher personnel-related costs. These increases were partially offset by the suspension of the medical device excise tax, and the impact of foreign currency, due to the weakening of various currencies against the United States dollar, mainly the Euro. The decrease in SG&A expenses as a percentage of net sales for the three months ended March 31, 2016 was due primarily to higher THV sales in the United States, Europe, and Japan.
Research and Development ("R&D") Expenses
(dollars in millions)

	Three Months Ended March 31,
	2016	2015	Change
R&D expenses	$102.4	$86.4	$16.0
R&D expenses as a percentage of net sales	14.7%	14.6%	0.1	pts.
The increase in R&D expenses for the three months ended March 31, 2016 was due primarily to new mitral and aortic THV product development efforts. The suspension of the medical device excise tax provided additional flexibility to accelerate investments in structural heart initiatives.
Intellectual Property Litigation Expenses
We incurred external legal costs related to intellectual property litigation of $12.2 million and $0.3 million for the three months ended March 31, 2016 and 2015, respectively. The increase in intellectual property litigation expenses for the three months ended March 31, 2016 was primarily due to the resolution of an intellectual property litigation matter, and ongoing litigation in the United States and Europe.
Other Expense, net
(in millions)

	Three Months Ended March 31,
	2016	2015
Charitable foundation contribution	$5.0	$—
(Gain) loss on investments	(0.7)	1.4
Foreign exchange gains, net	(0.4)	(0.9)
Other	0.1	(0.3)
Other expense, net	$4.0	$0.2
In March 2016, the Company contributed $5.0 million to the Edwards Lifesciences Foundation, a related-party not-for-profit organization intended to provide philanthropic support to health- and community-focused charitable organizations. The contribution was irrevocable and was recorded as an expense at the time of payment.
The (gain) loss on investments primarily represents our net share of gains and losses in investments accounted for under the equity method, and realized gains and losses on our available-for-sale and cost method investments. During the three months ended March 31, 2015, we recorded an other-than-temporary impairment charge of $3.5 million related to one of our cost method investments.
The net foreign exchange gains relate primarily to the foreign currency fluctuations in our global trade and intercompany receivable and payable balances, offset by the gains and losses on derivative instruments intended as an economic hedge of those exposures.
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

Our effective income tax rate was 22.0% and 24.1% for the three months ended March 31, 2016 and 2015, respectively. The change in the effective rates is primarily a result of the reinstatement of the federal research credit and fluctuations in the relative contribution of our foreign operations and United States operations to worldwide pre-tax income. The federal research credit expired on December 31, 2014 and was not reinstated until December 18, 2015 when the research credit was permanently extended, retroactive to January 1, 2015. Therefore, the effective income tax rate for the three months ended March 31, 2015 was calculated without an assumed benefit from the federal research credit.
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
During 2014, we filed with the Internal Revenue Service ("IRS") a request for a pre-filing agreement associated with a tax return filing position on a portion of the litigation settlement payment received from Medtronic in May 2014. During the first quarter of 2015, the IRS accepted the pre-filing agreement into the pre-filing agreement program. The finalization of the pre-filing agreement is still pending. However, we made an advance payment of tax in December 2015 solely to prevent the further accrual of interest on any potential deficiency, not to signify any potential agreement to a contrary position that may be taken by the IRS.
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
As of March 31, 2016, cash and cash equivalents and short-term investments held in the United States and outside the United States were $115.2 million and $836.6 million, respectively. We believe that cash held in the United States, in addition to amounts available under credit facilities and cash from operations, are sufficient to fund our United States operating requirements for the next twelve months. Cash and cash equivalents and short-term investments held outside the United States have historically been used to fund international operations and acquire businesses and assets outside of the United States, the majority of which relates to undistributed earnings of certain of our foreign subsidiaries, which are considered by us to be indefinitely reinvested. We consider making short-term loans of cash held outside the United States to the United States from time to time based on facts and circumstances. The permanent repatriations of cash and cash equivalents and short-term investments held outside the United States are subject to restrictions in certain jurisdictions, and may be subject to withholding and other taxes. The potential tax liability related to any repatriation would be dependent on the facts and circumstances that exist at the time such repatriation is made and the complexities of the tax laws of the United States and the respective foreign jurisdictions.
We have a Five-Year Credit Agreement ("Credit Agreement") which provides up to an aggregate of $750.0 million in borrowings in multiple currencies. We may increase the amount available under the Credit Agreement, subject to agreement of the lenders, by up to an additional $250.0 million in the aggregate. As of March 31, 2016, there were no borrowings outstanding under the Credit Agreement. In October 2013, we issued $600.0 million of 2.875% fixed-rate unsecured senior notes due October 15, 2018. As of March 31, 2016, the total carrying value of our long-term debt was $602.2 million.
From time to time, we repurchase shares of our common stock under share repurchase programs authorized by the Board of Directors. We consider several factors in determining when to execute share repurchases, including, among other things, expected dilution from stock plans, cash capacity, and the market price of our common stock. In February 2016, we entered into accelerated share repurchase ("ASR") agreements to repurchase $325.0 million of the Company's common stock under the Board approved program. During 2016, we repurchased under the Board authorized repurchase program a total of 4.2 million shares at an aggregate cost of $400.0 million, which includes the price of the forward contract associated with our ASR agreements, and as of March 31, 2016, had remaining authority to purchase $277.5 million of our common stock. For further information, see Note 7 to the "Consolidated Condensed Financial Statements."

At March 31, 2016, there had been no material changes in our significant contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
Net cash flows provided by operating activities of $107.1 million for the three months ended March 31, 2016 increased $33.8 million over the same period last year due primarily to (1) improved operating performance and (2) a decrease in inventory builds in comparison to the prior year.
Net cash used in investing activities of $47.3 million for the three months ended March 31, 2016 consisted primarily of capital expenditures of $27.7 million, partially offset by net proceeds from investments of $70.8 million.
Net cash used in investing activities of $180.3 million for the three months ended March 31, 2015 consisted primarily of net purchases of investments of $159.8 million and capital expenditures of $20.8 million.
Net cash used in financing activities of $369.1 million for the three months ended March 31, 2016 consisted primarily of purchases of treasury stock of $401.6 million, including amounts paid under the ASR agreements and recorded as a forward contract, partially offset by proceeds from stock plans of $19.5 million and the excess tax benefits from stock plans of $11.1 million.
Net cash used in financing activities of $71.9 million for the three months ended March 31, 2015 consisted primarily of purchases of treasury stock of $101.0 million, partially offset by proceeds from stock plans of $23.5 million.
Critical Accounting Policies and Estimates
The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated condensed financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies and estimates which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 36-38 in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes from the information discussed therein.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk, Foreign Currency Risk, Credit Risk, and Concentrations of Risk
For a complete discussion of our exposure to interest rate risk, foreign currency risk, credit risk, and concentrations of risk, refer to Item 7A "Quantitative and Qualitative Disclosures About Market Risk" on pages 38-40 of our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes from the information discussed therein.
Investment Risk
We are exposed to investment risks related to changes in the underlying financial condition and credit capacity of certain of our investments. As of March 31, 2016, we had $788.7 million of investments in fixed-rate debt securities of various companies, of which $338.3 million were long-term. In addition, we had $30.9 million of investments in equity instruments of public and private companies. Should these companies experience a decline in financial condition or credit capacity, or fail to meet certain development milestones, a decline in the investments' value may occur, resulting in unrealized or realized losses.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures.    Our management, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2016. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded as of March 31, 2016 that our disclosure controls and procedures are effective in providing reasonable assurance that the information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1.    Legal Proceedings
Please see Note 10 to the "Consolidated Condensed Financial Statements" of this Quarterly Report on Form 10-Q, which is incorporated by reference.
Item 1A.    Risk Factors
There have been no material changes to the risk factors under Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (b)
January 1, 2016 through January 31, 2016	887,900	$77.45	887,900	$608.8
February 1, 2016 through February 29, 2016	3,296,648	83.48	3,279,111	277.5
March 1, 2016 through March 31, 2016	—	—	—	277.5
Total	4,184,548	82.20	4,167,011

(a)
The difference between the total number of shares (or units) purchased and the total number of shares (or units) purchased as part of publicly announced plans or programs is due to shares withheld by us to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees.

(b)
On July 10, 2014, the Board of Directors approved a stock repurchase program authorizing us to purchase on the open market, including pursuant to a Rule 10b5-1 plan and in privately negotiated transactions, up to $750.0 million of our common stock.

Item 6.    Exhibits
The exhibits listed in the Exhibit Index (following the signature page of this report) are filed, furnished, or incorporated by reference as part of this report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDWARDS LIFESCIENCES CORPORATION
(Registrant)
Date:	April 28, 2016	By:	/s/ SCOTT B. ULLEM
Scott B. Ullem Chief Financial Officer (Principal Financial Officer)
Date:	April 28, 2016	By:	/s/ ROBERT W.A. SELLERS
Robert W.A. Sellers Corporate Controller (Principal Accounting Officer)

EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

Exhibit No.	Description
*10.1	Edwards Lifesciences Corporation Nonemployee Directors Stock Incentive Program, as amended and restated as of February 25, 2016
*10.2	Edwards Lifesciences Corporation 401(k) Savings and Investment Plan, restated effective January 1, 2016
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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