Form 10-Q
period 2016-09-30
Edwards Lifesciences Corp
filed 2016-10-28
CIK 1099800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The number of shares outstanding of the registrant's common stock, $1.00 par value, as of October 21, 2016 was 213,813,939.

EDWARDS LIFESCIENCES CORPORATION
FORM 10-Q
For the quarterly period ended September 30, 2016

Part I. Financial Information

Item 1.    Financial Statements
EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions, except par value; unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$645.0	$718.4
Short-term investments (Note 4)	555.3	506.3
Accounts and other receivables, net of allowances of $7.7 and $6.8, respectively	454.2	371.8
Inventories (Note 2)	401.0	339.9
Prepaid expenses	49.8	45.1
Other current assets	66.1	66.4
Total current assets	2,171.4	2,047.9
Long-term accounts receivable, net of allowances of $6.6 and $6.3, respectively	5.3	3.6
Long-term investments (Note 4)	467.5	379.9
Property, plant, and equipment, net	543.7	482.5
Goodwill	630.0	628.3
Other intangible assets, net	207.0	205.4
Deferred income taxes	189.3	180.5
Other assets	124.8	131.2
Total assets	$4,339.0	$4,059.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 2)	$532.8	$476.2
Long-term debt	600.6	599.9
Other long-term liabilities	513.8	480.1
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock, $.01 par value, authorized 50.0 shares, no shares outstanding	—	—
Common stock, $1.00 par value, 350.0 shares authorized, 242.0 and 239.1 shares issued, and 213.7 and 215.4 shares outstanding, respectively	242.0	239.1
Additional paid-in capital	1,091.1	946.8
Retained earnings	3,747.8	3,336.8
Accumulated other comprehensive loss	(171.2)	(182.6)
Treasury stock, at cost, 28.3 and 23.7 shares, respectively	(2,217.9)	(1,837.0)
Total stockholders' equity	2,691.8	2,503.1
Total liabilities and stockholders' equity	$4,339.0	$4,059.3
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in millions, except per share information; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$739.4	$615.5	$2,196.0	$1,822.6
Cost of sales	201.4	146.7	584.2	441.3
Gross profit	538.0	468.8	1,611.8	1,381.3
Selling, general, and administrative expenses	229.6	212.0	671.1	628.4
Research and development expenses	113.1	101.0	328.4	284.9
Intellectual property litigation expenses	6.5	2.4	27.8	3.7
Special charges (Note 3)	—	—	34.5	—
Interest expense, net	2.1	2.5	6.9	6.7
Other expenses, net	1.5	0.2	5.6	2.2
Income before provision for income taxes	185.2	150.7	537.5	455.4
Provision for income taxes	43.8	32.6	126.5	101.2
Net income	$141.4	$118.1	$411.0	$354.2
Share information (Note 11)
Earnings per share:
Basic	$0.66	$0.55	$1.93	$1.65
Diluted	$0.65	$0.54	$1.89	$1.61
Weighted-average number of common shares outstanding:
Basic	213.2	215.2	212.8	215.3
Diluted	218.1	219.9	217.7	220.1
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$141.4	$118.1	$411.0	$354.2
Other comprehensive income (loss), net of tax (Note 10):
Foreign currency translation adjustments	10.6	(6.9)	31.5	(53.2)
Unrealized loss on cash flow hedges	(2.0)	(15.5)	(22.8)	(14.8)
Unrealized (loss) gain on available-for-sale investments	(1.3)	(0.6)	1.9	(1.1)
Reclassification of net realized investment loss to earnings	0.2	0.4	0.8	0.8
Other comprehensive income (loss)	7.5	(22.6)	11.4	(68.3)
Comprehensive income	$148.9	$95.5	$422.4	$285.9
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net income	$411.0	$354.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52.1	51.3
Stock-based compensation (Note 7)	43.0	37.0
Excess tax benefit from stock plans	(56.6)	(27.1)
Gain on investments	(2.4)	(2.5)
Deferred income taxes	(2.6)	(1.1)
Purchased in-process research and development (Note 3)	34.5	—
Other	6.3	9.9
Changes in operating assets and liabilities:
Accounts and other receivables, net	(54.8)	(28.3)
Inventories	(43.1)	(56.1)
Accounts payable and accrued liabilities	41.4	35.9
Income taxes	72.9	63.9
Prepaid expenses and other current assets	(14.5)	8.9
Other	16.1	(0.1)
Net cash provided by operating activities	503.3	445.9
Cash flows from investing activities
Capital expenditures	(112.9)	(65.2)
Purchases of held-to-maturity investments (Note 4)	(579.6)	(903.5)
Proceeds from held-to-maturity investments (Note 4)	628.7	1,135.1
Purchases of available-for sale investments (Note 4)	(337.0)	(307.2)
Proceeds from available-for-sale investments (Note 4)	161.1	126.3
Investments in intangible assets and in-process research and development	(41.3)	—
Investments in trading securities, net	(6.5)	(6.3)
Investments in unconsolidated affiliates, net (Note 4)	(5.1)	(0.8)
Acquisition of business, net of cash acquired	—	(320.1)
Other	0.7	(1.7)
Net cash used in investing activities	(291.9)	(343.4)
Cash flows from financing activities
Proceeds from issuance of debt	24.6	20.7
Payments on debt and capital lease obligations	(25.7)	(18.8)
Purchases of treasury stock (Note 8)	(380.9)	(180.1)
Equity forward contract related to accelerated share repurchase agreement (Note 8)	(35.0)	—
Excess tax benefit from stock plans	56.6	27.1
Proceeds from stock plans	82.7	60.0
Other	4.1	(7.8)
Net cash used in financing activities	(273.6)	(98.9)
Effect of currency exchange rate changes on cash and cash equivalents	(11.2)	(11.3)
Net decrease in cash and cash equivalents	(73.4)	(7.7)
Cash and cash equivalents at beginning of period	718.4	653.8
Cash and cash equivalents at end of period	$645.0	$646.1
Supplemental disclosures:
Cash paid during the year for:
Income taxes	$55.3	$37.2
Non-cash investing and financing transactions:
Capital expenditures accruals	$19.7	$9.9
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

A reclassification related to the presentation of taxes receivable has been made in the prior year's consolidated condensed balance sheet to conform to current year presentation.

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

New Accounting Standards Not Yet Adopted

In August 2016, the FASB issued an amendment to the guidance on the statement of cash flows. The standard addresses eight specific cash flow issues, and is intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years with early adoption permitted. This guidance will impact how the Company classifies contingent consideration payments made after a business combination. Contingent consideration payments that are not made soon after the acquisition date will be classified as a financing activity up to the amount of the contingent consideration liability recognized at the acquisition date, with any excess classified as an operating activity. The Company does not expect the adoption of the other provisions of this guidance to have a material impact on it's consolidated financial statements.

In March 2016, the FASB issued an amendment to the guidance on stock compensation. The amendment simplifies several aspects of the accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company anticipates that adoption of this guidance will introduce more volatility to its effective tax rate, generally reducing the rate.

In March 2016, the FASB issued an update to the guidance on revenue recognition. The update clarifies the implementation guidance on principal versus agent considerations, including how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. In April 2016, the FASB issued another update to the guidance on revenue recognition. This update clarifies the implementation guidance on identifying performance obligations and licensing, while retaining the related principles for those areas. In May 2016, the FASB issued a further update to the guidance on revenue recognition. This update clarifies the implementation guidance on assessing collectibility, presentation of sales taxes and other similar taxes received from customers, noncash consideration, contract modifications at transition, and completed contracts at transition. The amendments in these updates are effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. The Company is currently evaluating the impact the revenue recognition guidance, including these updates, will have on its consolidated financial statements.

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

2.     COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS
Components of selected captions in the consolidated condensed balance sheets consisted of the following (in millions):

	September 30, 2016	December 31, 2015
Inventories
Raw materials	$60.6	$63.8
Work in process	93.7	64.1
Finished products	246.7	212.0
	$401.0	$339.9

At September 30, 2016 and December 31, 2015, approximately $72.4 million and $58.8 million, respectively, of the Company's finished products inventories were held on consignment.

	September 30, 2016	December 31, 2015
Accounts payable and accrued liabilities
Accounts payable	$87.0	$63.9
Employee compensation and withholdings	199.9	209.4
Property, payroll, and other taxes	35.9	34.5
Research and development accruals	37.6	38.6
Accrued rebates	33.3	23.9
Fair value of derivatives	19.4	4.2
Accrued marketing expenses	13.2	9.6
Taxes payable	6.7	14.5
Litigation reserves	8.1	5.6
Other accrued liabilities	91.7	72.0
	$532.8	$476.2

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

4.     INVESTMENTS
Debt Securities
Investments in debt securities at the end of each period were as follows (in millions):

	September 30, 2016				December 31, 2015
Held-to-maturity	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Bank time deposits	$412.0	$—	$—	$412.0	$440.1	$—	$—	$440.1
U.S. government and agency securities	22.1	—	—	22.1	32.5	—	(0.2)	32.3
Asset-backed securities	0.6	—	—	0.6	1.2	—	—	1.2
Corporate debt securities	9.1	—	—	9.1	16.4	—	—	16.4
Municipal securities	3.2	—	—	3.2	5.2	—	—	5.2
Total	$447.0	$—	$—	$447.0	$495.4	$—	$(0.2)	$495.2

Available-for-sale
Commercial paper	$41.0	$—	$—	$41.0	$28.1	$—	$—	$28.1
U.S. government and agency securities	101.6	0.3	—	101.9	38.7	—	(0.2)	38.5
Asset-backed securities	79.9	0.1	—	80.0	62.8	—	(0.2)	62.6
Corporate debt securities	313.5	1.2	(0.2)	314.5	230.0	—	(1.3)	228.7
Municipal securities	4.6	—	—	4.6	4.7	—	—	4.7
Total	$540.6	$1.6	$(0.2)	$542.0	$364.3	$—	$(1.7)	$362.6
The cost and fair value of investments in debt securities, by contractual maturity, as of September 30, 2016 were as follows:

	Held-to-Maturity		Available-for-Sale
	Cost	Fair Value	Cost	Fair Value
	(in millions)
Due in 1 year or less	$437.4	$437.4	$117.8	$117.9
Due after 1 year through 5 years	1.0	1.0	343.0	344.1
Instruments not due at a single maturity date	8.6	8.6	79.8	80.0
	$447.0	$447.0	$540.6	$542.0
Actual maturities may differ from the contractual maturities due to call or prepayment rights.

Investments in Unconsolidated Affiliates
The Company has a number of equity investments in privately and publicly held companies. Investments in these unconsolidated affiliates are recorded in "Long-term Investments" on the consolidated condensed balance sheets, and are as follows:

	September 30, 2016	December 31, 2015
	(in millions)
Available-for-sale investments
Cost	$—	$—
Unrealized gains	0.2	0.2
Fair value of available-for-sale investments	0.2	0.2
Equity method investments
Cost	10.6	10.9
Equity in losses	(3.5)	(4.2)
Carrying value of equity method investments	7.1	6.7
Cost method investments
Carrying value of cost method investments	26.5	21.3
Total investments in unconsolidated affiliates	$33.8	$28.2
During the three and nine months ended September 30, 2016, the gross realized gains or losses from sales of available-for-sale investments were not material.
5.     FAIR VALUE MEASUREMENTS
The consolidated condensed financial statements include financial instruments for which the fair market value of such instruments may differ from amounts reflected on a historical cost basis. Financial instruments of the Company consist of cash deposits, accounts and other receivables, investments, accounts payable, certain accrued liabilities, and borrowings under a revolving credit agreement. The carrying value of these financial instruments generally approximates fair value due to their short-term nature. Financial instruments also include long-term notes payable. As of September 30, 2016, the fair value of the notes payable, based on Level 2 inputs, was $614.7 million, versus a carrying value of $600.6 million.
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

September 30, 2016	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$35.1	$9.5	$—	$44.6
Available-for-sale investments:
Corporate debt securities	—	314.5	—	314.5
Asset-backed securities	—	80.0	—	80.0
U.S. government and agency securities	76.5	25.4	—	101.9
Commercial paper	—	41.0	—	41.0
Municipal securities	—	4.6	—	4.6
Equity investments in unconsolidated affiliates	0.2	—	—	0.2
Investments held for deferred compensation plans	43.7	—	—	43.7
Derivatives	—	8.8	—	8.8
	$155.5	$483.8	$—	$639.3
Liabilities
Derivatives	$—	$19.4	$—	$19.4
Deferred compensation plans	44.1	—	—	44.1
Contingent consideration obligation	—	—	31.6	31.6
	$44.1	$19.4	$31.6	$95.1
December 31, 2015
Assets
Cash equivalents	$3.5	$8.5	$—	$12.0
Available-for-sale investments:
Corporate debt securities	—	228.7	—	228.7
Asset-backed securities	—	62.6	—	62.6
U.S. government and agency securities	9.6	28.9	—	38.5
Commercial paper	—	28.1	—	28.1
Municipal securities	—	4.7	—	4.7
Equity investments in unconsolidated affiliates	0.1	—	—	0.1
Investments held for deferred compensation plans	35.3	—	—	35.3
Derivatives	—	23.3	—	23.3
	$48.5	$384.8	$—	$433.3
Liabilities
Derivatives	$—	$4.2	$—	$4.2
Deferred compensation plans	35.5	—	—	35.5
Contingent consideration obligation	—	—	30.5	30.5
	$35.5	$4.2	$30.5	$70.2

The following table summarizes the changes in fair value of the contingent consideration obligation for the nine months ended September 30, 2016 (in millions):

Balance at December 31, 2015	$30.5
Changes in fair value (recorded in "Research and Development Expenses")	1.1
Balance at September 30, 2016	$31.6
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
Contingent Consideration Obligation
The Company recorded a contingent consideration obligation related to its acquisition of CardiAQ. The $50.0 million contingent consideration obligation has been recorded at its estimated fair value, which was determined using a probability weighted discounted cash flow analysis that considered significant unobservable inputs. These inputs included a 1.5% discount rate used to present value the projected cash flows, a 65.0% probability of milestone achievement, and a projected payment date in 2018. The use of different assumptions could have a material effect on the estimated fair value amount.
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

	Notional Amount
	September 30, 2016	December 31, 2015
	(in millions)
Foreign currency forward exchange contracts	$861.7	$1,061.6
Interest rate swap agreements	300.0	300.0
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
All derivative financial instruments are recognized at fair value in the consolidated condensed balance sheets. For each derivative instrument that is designated and effective as a fair value hedge, the gain or loss on the derivative is recognized immediately to earnings, and offsets the loss or gain on the underlying hedged item. The gain or loss on the interest rate swaps (designated as fair value hedges) is classified in net interest expense, as they hedge the interest rate risk associated with the Company's fixed-rate debt. The Company reports in "Accumulated Other Comprehensive Loss" the effective portion of the gain or loss on derivative financial instruments that are designated, and that qualify, as cash flow hedges. The Company reclassifies these gains and losses into earnings in the same period in which the underlying hedged transactions affect earnings. The effective portions of net investment hedges are reported in "Accumulated Other Comprehensive Loss" as a part of the cumulative translation adjustment, and would be reclassified into earnings if the underlying net investment is sold or substantially liquidated. The ineffective portions of cash flow hedges and net investment hedges are recorded in current period earnings. For the nine months ended September 30, 2016 and 2015, the Company did not record any gains or losses due to hedge ineffectiveness. The gains and losses on derivative financial instruments for which the Company does not elect hedge accounting treatment are recognized in the consolidated condensed statements of operations in each period based upon the change in the fair value of the derivative financial instrument. Cash flows from net investment hedges are reported as investing activities in the consolidated condensed statements of cash flows, and cash flows from all other derivative financial instruments are reported as operating activities.
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
The following table presents the location and fair value amounts of derivative instruments reported in the consolidated condensed balance sheets (in millions):

		Fair Value
Derivatives designated as hedging instruments	Balance Sheet Location	September 30, 2016	December 31, 2015
Assets
Foreign currency contracts	Other current assets	$4.5	$15.0
Interest rate swap agreements	Other assets	$4.1	$1.6
Liabilities
Foreign currency contracts	Accrued and other liabilities	$19.4	$4.2
Derivatives not designated as hedging instruments
Assets
Foreign currency contracts	Other current assets	$0.2	$—
Foreign currency contracts	Other assets	$—	$6.7

The following table presents the effect of master-netting agreements and rights of offset on the consolidated condensed balance sheets (in millions):

				Gross Amounts Not Offset in the Consolidated Balance Sheet
		Gross Amounts Offset in the Consolidated Balance Sheet
			Net Amounts Presented in the Consolidated Balance Sheet
September 30, 2016	Gross Amounts			Financial Instruments	Cash Collateral Received	Net Amount
Derivative assets
Foreign currency contracts	$4.7	$—	$4.7	$(1.5)	$—	$3.2
Interest rate swap agreements	$4.1	$—	$4.1	$—	$—	$4.1
Derivative liabilities
Foreign currency contracts	$19.4	$—	$19.4	$(1.5)	$—	$17.9
December 31, 2015
Derivative assets
Foreign currency contracts	$21.7	$—	$21.7	$(4.0)	$—	$17.7
Interest rate swap agreements	$1.6	$—	$1.6	$—	$—	$1.6
Derivative liabilities
Foreign currency contracts	$4.2	$—	$4.2	$(4.0)	$—	$0.2
The following tables present the effect of derivative instruments on the consolidated condensed statements of operations and consolidated condensed statements of comprehensive income (in millions):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended September 30,			Three Months Ended September 30,
			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income
	2016	2015		2016	2015
Cash flow hedges
Foreign currency contracts	$(6.4)	$(2.2)	Cost of sales	$(3.3)	$19.9
			Selling, general, and administrative expenses	$(0.1)	$0.5

Net investment hedges
Foreign currency contracts	$(0.3)	$(5.0)	Other expenses, net	$—	$—

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	Nine Months Ended September 30,			Nine Months Ended September 30,
			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income
	2016	2015		2016	2015
Cash flow hedges
Foreign currency contracts	$(26.9)	$26.7	Cost of sales	$11.3	$49.4
			Selling, general, and administrative expenses	$(0.4)	$0.5

Net investment hedges
Foreign currency contracts	$(4.1)	$(5.0)	Other expenses, net	$—	$—

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended September 30,
	Location of Gain or (Loss) Recognized in Income on Derivative
Fair value hedges		2016	2015
Interest rate swap agreements	Interest expense, net	$(2.3)	$4.5

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Nine Months Ended September 30,
	Location of Gain or (Loss) Recognized in Income on Derivative
Fair value hedges		2016	2015
Interest rate swap agreements	Interest expense, net	$2.5	$6.4
The gains on the interest rate swap agreements are fully offset by the changes in the fair value of the fixed-rate debt being hedged.

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended September 30,
	Location of Gain or (Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments		2016	2015
Foreign currency contracts	Other expenses, net	$(2.7)	$(0.3)

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Nine Months Ended September 30,
	Location of Gain or (Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments		2016	2015
Foreign currency contracts	Other expenses, net	$(18.5)	$6.5
The Company expects that during the next twelve months it will reclassify to earnings a $3.1 million loss currently recorded in "Accumulated Other Comprehensive Loss."
7.   STOCK-BASED COMPENSATION
Stock-based compensation expense related to awards issued under the Company's incentive compensation plans for the three and nine months ended September 30, 2016 and 2015 was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of sales	$2.2	$1.7	$6.3	$5.1
Selling, general, and administrative expenses	9.5	8.7	28.6	25.4
Research and development expenses	2.7	2.2	8.1	6.5
Total stock-based compensation expense	$14.4	$12.6	$43.0	$37.0
At September 30, 2016, the total remaining compensation cost related to nonvested stock options, restricted stock units, market-based restricted stock units, performance-based restricted stock units, and employee stock purchase plan ("ESPP") subscription awards amounted to $109.6 million, which will be amortized on a straight-line basis over the weighted-average remaining requisite service period of 32 months.

During the nine months ended September 30, 2016, the Company granted 1.0 million stock options at a weighted-average exercise price of $105.38 and 0.2 million shares of restricted stock units at a weighted-average grant-date fair value of $104.68. The Company also granted 0.1 million shares of market-based restricted stock units at a weighted-average grant-date fair value of $116.06. In addition, the Company issued an additional 0.1 million shares related to a previous year's grant of market-based restricted stock units since the payout percentage achieved at the end of the performance period was in excess of the target. The market-based restricted stock units vest based on a combination of certain service and market conditions. The actual number of shares issued will be determined based on the Company’s total shareholder return relative to a selected industry peer group over a three-year performance period, and may range from 0% to 175% of the targeted number of shares granted.
In 2015, in conjunction with the acquisition of CardiAQ, the Company granted performance-based restricted stock units that vest based on the achievement of a specified milestone.  The Company reassesses the probability of vesting at each quarter end and adjusts the stock-based compensation expense based on its probability assessment.  As of September 30, 2016, achievement of the milestone was deemed not yet probable and no expense has been recognized related to these awards.
Fair Value Disclosures
The fair value of the market-based restricted stock units was determined using a Monte Carlo simulation model, which uses multiple input variables to determine the probability of satisfying the market condition requirements. The weighted-average assumptions used to determine the fair value of the market-based restricted stock units granted during the nine months ended September 30, 2016 and 2015 included a risk-free interest rate of 1.0% and 1.0%, respectively, and an expected volatility rate of 30.0% and 31.0%, respectively.
The following table includes the weighted-average grant-date fair values of stock options granted during the periods indicated and the related weighted-average assumptions used in the Black-Scholes option pricing model:

Option Awards	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Average risk-free interest rate	1.0%	1.6%	1.1%	1.4%
Expected dividend yield	None	None	None	None
Expected volatility	33.2%	29.7%	33.1%	29.8%
Expected term (years)	4.6	4.7	4.5	4.6
Fair value, per option	$31.23	$20.29	$31.02	$18.06
The following table includes the weighted-average grant-date fair values for ESPP subscriptions granted during the periods indicated and the related weighted-average assumptions used in the Black-Scholes option pricing model:

ESPP	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Average risk-free interest rate	0.2%	0.2%	0.3%	0.2%
Expected dividend yield	None	None	None	None
Expected volatility	31.9%	26.7%	29.3%	27.6%
Expected term (years)	0.8	0.8	0.6	0.6
Fair value, per share	$31.13	$17.18	$21.97	$15.51

8.   ACCELERATED SHARE REPURCHASE
In February 2016, Edwards entered into ASR agreements to repurchase $325.0 million of the Company's common stock based on the volume-weighted average price ("VWAP") of the Company's common stock during the term of the agreements, less a discount. Upon entering into the agreements, Edwards received an initial delivery of 3.2 million shares. The initial shares were valued at $83.60 per share based on the closing price of the Company's common stock on the date of the agreements, and represented approximately 82% of the total contract value. At the conclusion of each of the ASR agreements, the Company may receive additional shares or may be required to pay additional cash or shares (at the Company's election). The final settlements are based on the VWAP over the term of the agreements, less a discount, and will occur at varying termination dates extending to December 2016, subject to certain adjustments pursuant to the agreements. In April 2016, one of the ASR agreements concluded at a VWAP less discount per share price of $84.39, and the Company received an additional 0.3 million shares under that agreement. If the remaining agreement had been settled on September 30, 2016, Edwards would have received 0.1 million additional shares.

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

9.   COMMITMENTS AND CONTINGENCIES

On October 30, 2015, Boston Scientific Scimed, Inc., a subsidiary of Boston Scientific Corporation (“Boston Scientific”), filed a lawsuit in the district court in Düsseldorf, Germany against Edwards Lifesciences and its German subsidiary, Edwards Lifesciences Services GmbH, alleging that Edwards Lifesciences’ SAPIEN 3 heart valve infringes certain claims of a Boston Scientific German national patent arising from EP 2 749 254 B1 (the “‘254 patent”) related to paravalvular sealing technology. On February 26, 2016, Boston Scientific added the German national patent arising from EP 2 926 766 (the “‘766 Patent”) to the infringement allegations. On April 8, 2016, Boston Scientific filed a similar patent infringement action in district court in Paris, France relating to these patents. The complaints seek unspecified money damages and injunctive relief. The Company intends to defend itself vigorously in these matters. Trial is scheduled for February 2017 in the German matter and is not yet scheduled in the France matter.

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

On April 19, 2016, Boston Scientific filed a lawsuit against Edwards Lifesciences in the Federal District Court in the District of Delaware alleging that the SAPIEN 3 heart valve infringes certain claims of Boston Scientific’s U.S. Patent 8,992,608 (the “‘608 patent”) related to paravalvular sealing technology and seeking unspecified monetary damages and injunctive relief. On June 9, 2016, Edwards Lifesciences LLC and Edwards Lifesciences PVT, Inc. filed counterclaims alleging that Boston Scientific’s Lotus heart valve infringes Edwards Lifesciences’ U.S. Patents 9,168,133; 9,339,383; and 7,510,575 related to prosthetic valve technology. Trial is scheduled for July 2018. On October 12, 2016, Edwards Lifesciences filed an Inter Partes Review ("IPR") request with the U.S. Patent and Trademark Office challenging the validity of Boston Scientific’s ‘608 patent.

Also on April 19, 2016, Boston Scientific filed a lawsuit against Edwards Lifesciences in the Federal District Court in the Central District of California alleging that five of its transcatheter heart valve delivery systems and a valve crimper infringe certain claims of eight Boston Scientific U.S. patents.  The complaints seek unspecified monetary damages and injunctive relief. Trial is scheduled for May 2018. The Company intends to defend itself vigorously in these matters and has filed an IPR request related to the crimping device patent.

Because the ultimate outcome of the above matters involve judgments, estimates and inherent uncertainties, and cannot be predicted with certainty, charges related to such matters could have a material adverse impact on Edwards Lifesciences' financial position, results of operations, and liquidity.

In addition, Edwards Lifesciences is or may be a party to, or may otherwise be responsible for, pending or threatened lawsuits related primarily to products and services currently or formerly manufactured or performed, as applicable, by Edwards Lifesciences (the “Other Lawsuits”). The Other Lawsuits raise difficult and complex factual and legal issues and are subject to many uncertainties, including, but not limited to, the facts and circumstances of each particular case or claim, the jurisdiction in which each suit is brought, and differences in applicable law. Management does not believe that any charge relating to the Other Lawsuits would have a material adverse effect on Edwards Lifesciences’ overall financial position, results of operations, or liquidity.  However, the resolution of one or more of the Other Lawsuits in any reporting period, could have a material adverse impact on Edwards Lifesciences' net income or cash flows for that period. The Company is not able to estimate the amount or range of any loss for legal contingencies for which there is no reserve or additional loss for matters already reserved.
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

10.   ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table is a summary of activity for each component of "Accumulated Other Comprehensive Loss" for the nine months ended September 30, 2016 (in millions):

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized (Loss) Gain on Available-for-sale Investments	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
December 31, 2015	$(181.5)	$11.8	$(1.5)	$(11.4)	$(182.6)
Other comprehensive gain (loss) before reclassifications	30.0	(26.9)	1.8	—	4.9
Amounts reclassified from accumulated other comprehensive loss	—	(10.9)	0.8	—	(10.1)
Deferred income tax benefit	1.5	15.0	0.1	—	16.6
September 30, 2016	$(150.0)	$(11.0)	$1.2	$(11.4)	$(171.2)
The following table provides information about amounts reclassified from "Accumulated Other Comprehensive Loss" (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
					Affected Line on Consolidated Condensed Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	2016	2015	2016	2015
Gain (loss) on cash flow hedges	$(3.4)	$20.4	$10.9	$49.9	Cost of sales
	1.2	(7.5)	(4.5)	(18.2)	Provision for income taxes
	$(2.2)	$12.9	$6.4	$31.7	Net of tax
(Loss) gain on available-for-sale investments	$(0.2)	$(0.4)	$(0.8)	$(0.8)	Other expenses, net
	—	—	—	—	Provision for income taxes
	$(0.2)	$(0.4)	$(0.8)	$(0.8)	Net of tax

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
The table below presents the computation of basic and diluted earnings per share (in millions, except for per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic:
Net income	$141.4	$118.1	$411.0	$354.2
Weighted-average shares outstanding	213.2	215.2	212.8	215.3
Basic earnings per share	$0.66	$0.55	$1.93	$1.65
Diluted:
Net income	$141.4	$118.1	$411.0	$354.2
Weighted-average shares outstanding	213.2	215.2	212.8	215.3
Dilutive effect of stock plans	4.9	4.7	4.9	4.8
Dilutive weighted-average shares outstanding	218.1	219.9	217.7	220.1
Diluted earnings per share	$0.65	$0.54	$1.89	$1.61
Stock options, restricted stock units, and market-based restricted stock units to purchase 1.1 million and 1.8 million shares for the three months ended September 30, 2016 and 2015, respectively, and 0.8 million and 1.3 million shares for the nine months ended September 30, 2016 and 2015, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. Additionally, 0.1 million shares that would have been received if the ASR agreement discussed in Note 8 was settled as of September 30, 2016 were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.
12.   INCOME TAXES
The Company's effective income tax rates were 23.7% and 21.6% for the three months ended September 30, 2016 and 2015, respectively, and 23.5% and 22.2% for the nine months ended September 30, 2016 and 2015. The change in the effective rates is primarily a result of fluctuations in the relative contribution of our foreign operations and United States operations to worldwide pre-tax income, offset by the benefit from the reinstatement of the federal research credit. The federal research credit expired on December 31, 2014 and was not reinstated until December 18, 2015 when the research credit was permanently extended, retroactive to January 1, 2015. Therefore, the effective income tax rate for the three and nine months ended September 30, 2015 was calculated without an assumed benefit from the federal research credit.
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
As of September 30, 2016 and December 31, 2015, the liability for income taxes associated with uncertain tax positions was $231.4 million and $216.1 million, respectively. The Company estimates that these liabilities would be reduced by $40.8 million and $40.6 million, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, and timing adjustments. The net amounts of $190.6 million and $175.5 million, respectively, if not required, would favorably affect the Company's effective tax rate.
At September 30, 2016, all material state, local, and foreign income tax matters have been concluded for years through 2008. The Internal Revenue Service ("IRS") has substantially completed its fieldwork for the 2009 through 2012 tax years. However, the audit is currently in suspense pending finalization of an Advance Pricing Agreement ("APA") and Joint Committee of Taxation approval.

The Company has entered into an APA process between the Switzerland and United States governments for the years 2009 through 2013 covering transfer pricing matters with the possibility of a rollforward of the results to subsequent years. The transfer pricing matters are significant to the Company's consolidated condensed financial statements, and the final outcome, including the ability of the two governments to reach an agreement, is uncertain.
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
The table below presents information about Edwards Lifesciences' reportable segments (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Segment Net Sales
United States	$417.1	$323.1	$1,194.2	$909.3
Europe	171.2	194.6	556.3	625.0
Japan	68.1	73.8	203.8	217.7
Rest of World	72.4	78.8	220.9	230.5
Total segment net sales	$728.8	$670.3	$2,175.2	$1,982.5
Segment Pre-tax Income
United States	$274.2	$197.0	$776.0	$530.8
Europe	80.1	95.3	273.0	306.4
Japan	33.4	35.1	101.5	103.1
Rest of World	17.4	22.8	54.4	61.1
Total segment pre-tax income	$405.1	$350.2	$1,204.9	$1,001.4

The table below presents reconciliations of segment net sales to consolidated net sales and segment pre-tax income to consolidated pre-tax income (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Sales Reconciliation
Segment net sales	$728.8	$670.3	$2,175.2	$1,982.5
Foreign currency	10.6	(54.8)	20.8	(159.9)
Consolidated net sales	$739.4	$615.5	$2,196.0	$1,822.6
Pre-tax Income Reconciliation
Segment pre-tax income	$405.1	$350.2	$1,204.9	$1,001.4
Unallocated amounts:
Corporate items	(211.9)	(185.0)	(613.4)	(520.6)
Special charges (Note 3)	—	—	(34.5)	—
Intellectual property litigation expenses	(6.5)	(2.4)	(27.8)	(3.7)
Interest expense, net	(2.1)	(2.5)	(6.9)	(6.7)
Foreign currency	0.6	(9.6)	15.2	(15.0)
Consolidated pre-tax income	$185.2	$150.7	$537.5	$455.4

Enterprise-wide Information
Enterprise-wide information is based on actual foreign exchange rates used in the Company's consolidated condensed financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Net Sales by Geographic Area
United States	$417.1	$323.1	$1,194.2	$909.3
Europe	172.3	166.4	564.4	533.6
Japan	79.8	60.3	226.3	180.7
Rest of World	70.2	65.7	211.1	199.0
	$739.4	$615.5	$2,196.0	$1,822.6
Net Sales by Major Product and Service Area
Transcatheter Heart Valve Therapy	$410.1	$296.1	$1,196.5	$846.0
Surgical Heart Valve Therapy	190.9	187.9	585.5	588.8
Critical Care	138.4	131.5	414.0	387.8
	$739.4	$615.5	$2,196.0	$1,822.6

	September 30, 2016	December 31, 2015
	(in millions)
Long-lived Tangible Assets by Geographic Area
United States	$531.5	$473.6
Europe	30.2	36.0
Japan	9.8	8.1
Rest of World	97.0	96.0
	$668.5	$613.7

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
Financial Highlights
Our sales growth was led by our THVT products, which benefited from the launches of the Edwards SAPIEN 3 transcatheter heart valve in the United States (July 2015), Europe (January 2014), and Japan (March 2016). Our gross profit margin in 2016 was negatively impacted relative to 2015 by foreign currency exchange rate fluctuations, partially offset by an improved product mix, led by THVT products. Our gross profit margin in 2015 was negatively impacted by a THVT sales return reserve and related costs in connection with the launches of our next-generation products. The increase in our net income was primarily driven by our increased sales, partially offset by an in-process research and development ("IPR&D") charge in the second quarter of 2016 for technology we acquired for use in our transcatheter heart valve programs.
Healthcare Environment, Opportunities, and Challenges
The medical technology industry is highly competitive and continues to evolve. Our success is measured both by the development of innovative products and the value we bring to our stakeholders. We are committed to developing new technologies and providing innovative patient care, and we are committed to defending our intellectual property in support of those developments. In the first nine months of 2016 we invested 15.0% of our net sales in research and development.
New Accounting Standards
For information on new accounting standards, see Note 1 to the "Consolidated Condensed Financial Statements."
Results of Operations
Net Sales Trends
(dollars in millions)

	Three Months Ended September 30,				Nine Months Ended September 30,
				Percent Change				Percent Change
	2016	2015	Change		2016	2015	Change
United States	$417.1	$323.1	$94.0	29.1%	$1,194.2	$909.3	$284.9	31.3%
International	322.3	292.4	29.9	10.2%	1,001.8	913.3	88.5	9.7%
Total net sales	$739.4	$615.5	$123.9	20.1%	$2,196.0	$1,822.6	$373.4	20.5%

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
Net Sales by Product Group
(dollars in millions)

	Three Months Ended September 30,				Nine Months Ended September 30,
				Percent Change				Percent Change
	2016	2015	Change		2016	2015	Change
Transcatheter Heart Valve Therapy	$410.1	$296.1	$114.0	38.5%	$1,196.5	$846.0	$350.5	41.4%
Surgical Heart Valve Therapy	190.9	187.9	3.0	1.6%	585.5	588.8	(3.3)	(0.6)%
Critical Care	138.4	131.5	6.9	5.2%	414.0	387.8	26.2	6.8%
Total net sales	$739.4	$615.5	$123.9	20.1%	$2,196.0	$1,822.6	$373.4	20.5%

Transcatheter Heart Valve Therapy
The increase in net sales of THVT products in the United States was due primarily to:

•	the Edwards SAPIEN 3 valve, driven by its launch in July 2015;
partially offset by:

•	lower sales of the Edwards SAPIEN XT valve as customers converted to Edwards SAPIEN 3.
The increase in international net sales of THVT products was due to:

•	the Edwards SAPIEN 3 valve, driven primarily by its launch in Europe in January 2014 and in Japan in March 2016.

In March 2016, we received approval from the the United States Food and Drug Administration ("FDA") to expand use of the Edwards SAPIEN XT transcatheter heart valve for pulmonic valve replacement procedures. The approval enables the treatment of adult and pediatric patients who suffer from either a narrowed pulmonary valve, or moderate or greater pulmonary regurgitation caused by congenital heart disease. Also in March 2016, we received approval for SAPIEN 3 in Japan for the treatment of patients suffering from severe, symptomatic aortic stenosis. In August 2016, we received approval from the FDA, and in September 2016, we received CE Mark in Europe, to expand use of the Edwards SAPIEN 3 transcatheter heart valve for the treatment of patients suffering from severe, symptomatic aortic stenosis who have been determined to be at intermediate risk for open-heart surgery.

Surgical Heart Valve Therapy
The increase in net sales of SHVT in the three month period was driven by:

•	higher sales of surgical heart valve products in the United States, primarily mitral tissue valves;
The decrease in net sales of SHVT in the nine month period was driven by:

•	slightly lower sales of aortic tissue valve products in the United States; and

•	lower international sales of mitral tissue valves, primarily in Europe and Rest of World;
partially offset by:

•	higher international sales of aortic tissue valves, primarily in Japan, Europe and Rest of World.
Foreign currency exchange rate fluctuations increased international net sales by $2.9 million and $1.6 million for the three and nine months ended September 30, 2016, respectively, due primarily to the strengthening of the Japanese yen against the United States dollar, partially offset by the weakening of various currencies against the United States dollar.
In August 2016, the FDA approved our advanced EDWARDS INTUITY Elite Valve System, a rapid deployment device for surgical aortic valve replacement. In September 2016, we received CE Mark for our INSPIRIS RESILIA aortic valve, the first in a new class of resilient heart valves, designed for potential future valve-in-valve procedures.

Critical Care
The increase in international net sales of Critical Care products was driven by enhanced surgical recovery products in Europe and Rest of World, and core hemodynamic products, primarily in Rest of World. The increase in year-to-date net sales in the United States was driven by enhanced surgical recovery products.
Foreign currency exchange rate fluctuations increased net sales by $3.5 million and $2.8 million for the three and nine months ended September 30, 2016, respectively, due primarily to the strengthening of the Japanese yen against the United States dollar, partially offset by the weakening of various currencies against the United States dollar.
In October 2016, we received CE Mark for our Acumen Hypotension Probability Indicator ("HPI"), a technology that alerts clinicians to potential hypotension, or abnormally low blood pressure, in their surgical and critical care patients before it occurs. HPI is enabled by the minimally invasive FloTrac IQ sensor, which recently received CE Mark.
Gross Profit
The decrease in gross profit as a percentage of net sales for the three and nine months ended September 30, 2016 was driven primarily by:

•
a 4.7 percentage point and 4.6 percentage point decrease, respectively, due to the impact of foreign currency exchange rate fluctuations, including the settlement of foreign currency hedging contracts;

partially offset by:

•	a 1.8 percentage point and 1.6 percentage point increase, respectively, in the United States due to an improved product mix, driven by THVT products.
Selling, General, and Administrative ("SG&A") Expenses
The increase in SG&A expenses for the three and nine months ended September 30, 2016 was due primarily to (1) higher sales and marketing expenses in the United States, mainly to support the THVT program, and (2) higher personnel-related costs. These increases were partially offset by the suspension of the medical device excise tax in the United States. The decrease in SG&A expenses as a percentage of net sales for the three and nine months ended September 30, 2016 was due primarily to higher THVT sales in the United States, Europe, and Japan.
Research and Development ("R&D") Expenses
The increase in R&D expenses for the three and nine months ended September 30, 2016 was due primarily to mitral and aortic THVT product development efforts. The suspension of the medical device excise tax provided additional flexibility to accelerate investments in structural heart initiatives.

Intellectual Property Litigation Expenses
We incurred external legal costs related to intellectual property litigation of $6.5 million and $2.4 million for the three months ended September 30, 2016 and 2015, respectively, and $27.8 million and $3.7 million for the nine months ended September 30, 2016 and 2015, respectively. The increase in intellectual property litigation expenses was primarily due to the first quarter resolution of an intellectual property litigation matter, and the increased costs associated with ongoing litigation in the United States and Europe.
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
Other Expenses, net
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Foreign exchange losses, net	$0.7	$1.6	$1.1	$3.5
Loss (gain) on investments	0.9	(1.4)	(0.5)	(0.7)
Charitable foundation contribution	—	—	5.0	—
Other	(0.1)	—	—	(0.6)
Other expenses, net	$1.5	$0.2	$5.6	$2.2
The net foreign exchange losses relate primarily to the foreign currency fluctuations in our global trade and intercompany receivable and payable balances, offset by the gains and losses on derivative instruments intended as an economic hedge of those exposures.
The loss (gain) on investments primarily represents our net share of gains and losses in investments accounted for under the equity method, and realized gains and losses on our available-for-sale and cost method investments.
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
Our effective income tax rate was 23.7% and 21.6% for the three months ended September 30, 2016 and 2015, respectively, and 23.5% and 22.2% for the nine months ended September 30, 2016 and 2015. The change in the effective rates is primarily a result of fluctuations in the relative contribution of our foreign operations and United States operations to worldwide pre-tax income, offset by the benefit from the reinstatement of the federal research credit. The federal research credit expired on December 31, 2014 and was not reinstated until December 18, 2015 when the research credit was permanently extended, retroactive to January 1, 2015. Therefore, the effective income tax rate for the nine months ended September 30, 2015 was calculated without an assumed benefit from the federal research credit.
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
Our Dominican Republic (“DR”) branch receives tax incentives, including an exemption from paying DR income taxes, under a Free Trade Zone law. Effective November 9, 2012, DR enacted a law which, among other tax provisions, would apply a 10% withholding tax on dividends or branch remittances from a Free Trade Zone company to its shareholder(s). The DR withholding tax provision was, however, contingent upon certain future events. On October 5, 2016, the DR Ministry of Finance published a notification confirming that the 10% withholding tax on branch remittances would be due and payable by DR Free Trade Zone companies for dividends and remittances paid on or after October 5, 2016. As a result, we expect this action will increase our effective tax rate in 2017; however, the amount is not expected to have a material impact on our results of operations.
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
As of September 30, 2016, cash and cash equivalents and short-term investments held in the United States and outside the United States were $216.5 million and $983.8 million, respectively. We believe that cash held in the United States, in addition to amounts available under credit facilities and cash from operations, are sufficient to fund our United States operating requirements for the next twelve months. Cash and cash equivalents and short-term investments held outside the United States, the majority of which relates to undistributed earnings of certain of our foreign subsidiaries, which are considered by us to be indefinitely reinvested, have historically been used to fund international operations and acquire businesses and assets outside of the United States. We consider making short-term loans of cash held outside the United States to the United States from time to time based on facts and circumstances. The permanent repatriations of cash and cash equivalents and short-term investments held outside the United States are subject to restrictions in certain jurisdictions, and may be subject to withholding and other taxes. The potential tax liability related to any repatriation would be dependent on the facts and circumstances that exist at the time such repatriation is made and the complexities of the tax laws of the United States and the respective foreign jurisdictions.
We have a Five-Year Credit Agreement ("Credit Agreement") which provides up to an aggregate of $750.0 million in borrowings in multiple currencies. We may increase the amount available under the Credit Agreement, subject to agreement of the lenders, by up to an additional $250.0 million in the aggregate. As of September 30, 2016, there were no borrowings outstanding under the Credit Agreement. In October 2013, we issued $600.0 million of 2.875% fixed-rate unsecured senior notes due October 15, 2018. As of September 30, 2016, the total carrying value of our long-term debt was $600.6 million.
From time to time, we repurchase shares of our common stock under share repurchase programs authorized by the Board of Directors. We consider several factors in determining when to execute share repurchases, including, among other things, expected dilution from stock plans, cash capacity, and the market price of our common stock. In February 2016, we entered into accelerated share repurchase ("ASR") agreements to repurchase $325.0 million of the Company's common stock under a Board approved program. During 2016, we repurchased a total of 4.4 million shares at an aggregate cost of $400.1 million, which includes the price of the forward contract associated with our ASR agreements, and as of September 30, 2016, had remaining authority to purchase $277.5 million of our common stock. For further information, see Note 8 to the "Consolidated Condensed Financial Statements."
At September 30, 2016, there had been no material changes in our significant contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Consolidated Cash Flows - For the nine months ended September 30, 2016 and 2015:
Net cash flows provided by operating activities of $503.3 million for the nine months ended September 30, 2016 increased $57.4 million over the same period last year due primarily to (1) improved operating performance and (2) a decrease in inventory builds in comparison to the prior year, partially offset by (1) the impact from excess tax benefits from stock plans, primarily due to our increased stock price, and (2) an increase in accounts receivable due to increased sales, primarily in the United States.
Net cash used in investing activities of $291.9 million for the nine months ended September 30, 2016 consisted primarily of net purchases of investments of $138.4 million and capital expenditures of $112.9 million.
Net cash used in investing activities of $343.4 million for the nine months ended September 30, 2015 consisted primarily of a $320.1 million net payment associated with the acquisition of CardiAQ and capital expenditures of $65.2 million, partially offset by net proceeds from investments of $43.6 million.
Net cash used in financing activities of $273.6 million for the nine months ended September 30, 2016 consisted primarily of purchases of treasury stock of $415.9 million, including amounts paid under the ASR agreements, partially offset by proceeds from stock plans of $82.7 million.
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
Investment Risk
We are exposed to investment risks related to changes in the underlying financial condition and credit capacity of certain of our investments. As of September 30, 2016, we had $989.0 million of investments in fixed-rate debt securities of various companies, of which $433.7 million were long-term. In addition, we had $33.8 million of investments in equity instruments of public and private companies. Should these companies experience a decline in financial condition or credit capacity, or fail to meet certain development milestones, a decline in the investments' value may occur, resulting in unrealized or realized losses.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures.    Our management, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2016. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded as of September 30, 2016 that our disclosure controls and procedures are effective in providing reasonable assurance that the information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (b)
July 1, 2016 through July 31, 2016	1,597	$104.72	—	$277.5
August 1, 2016 through August 31, 2016	—	—	—	277.5
September 1, 2016 through September 30, 2016	430	115.45	—	277.5
Total	2,027	107.00	—

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

EDWARDS LIFESCIENCES CORPORATION
(Registrant)
Date:	October 28, 2016	By:	/s/ SCOTT B. ULLEM
Scott B. Ullem Chief Financial Officer (Principal Financial Officer)
Date:	October 28, 2016	By:	/s/ ROBERT W.A. SELLERS
Robert W.A. Sellers Corporate Controller (Principal Accounting Officer)

EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

Exhibit No.	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial statements from Edwards Lifesciences' Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements