Form 10-K
period 2016-12-31
Edwards Lifesciences Corp
filed 2017-02-17
CIK 1099800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2016 (the last trading day of the registrant's most recently completed second quarter): $21,062,047,999 based on the closing price of the registrant's common stock on the New York Stock Exchange. This calculation does not reflect a determination that persons are affiliates for any other purpose.
The number of shares outstanding of the registrant's common stock, $1.00 par value, as of January 31, 2017, was 212,495,798.
Documents Incorporated by Reference
Portions of the registrant's proxy statement for the 2017 Annual Meeting of Stockholders (to be filed within 120 days of December 31, 2016) are incorporated by reference into Part III, as indicated herein.

EDWARDS LIFESCIENCES CORPORATION
Form 10-K Annual Report—2016

PART I

Item 1.    Business

        This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements contained in this report to be covered by the safe harbor provisions of such Acts. All statements other than statements of historical fact in this report or referred to or incorporated by reference into this report are "forward-looking statements" for purposes of these sections. These statements include, among other things, any predictions of earnings, revenues, expenses or other financial items, plans or expectations with respect to development activities, clinical trials or regulatory approvals, any statements of plans, strategies and objectives of management for future operations, any statements concerning our future operations, financial conditions and prospects, and any statements of assumptions underlying any of the foregoing. These statements can sometimes be identified by the use of the forward-looking words such as "may," "believe," "will," "expect," "project," "estimate," "should," "anticipate," "plan," "goal," "continue," "seek," "pro forma," "forecast," "intend," "guidance," "optimistic," "aspire," "confident," other forms of these words or similar words or expressions or the negative thereof. Investors are cautioned not to unduly rely on such forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause our results or future business, financial condition, results of operations or performance to differ materially from the our historical results or experiences or those expressed or implied in any forward-looking statements contained in this report. See "Risk Factors" in Part I, Item 1A below for a discussion of these risks, as well as our subsequent reports on Forms 10-Q and 8-K. These forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections.

Overview

Edwards Lifesciences Corporation is the global leader in patient-focused innovations for structural heart disease and critical care monitoring. Driven by a passion to help patients, we partner with the world’s leading clinicians and researchers and aggressively invest in research and development to transform care for structural heart disease and critically ill patients. A pioneer in the development of heart valve therapies, we are the world's leading manufacturer of heart valve systems and repair products used to replace or repair a patient's diseased or defective heart valve. Our innovative work in heart valves encompasses both surgical and transcatheter therapies for heart valve replacement. We are also a global leader in hemodynamic monitoring systems used to measure a patient's cardiovascular function in the hospital setting.

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

Transcatheter Heart Valve Therapy

We are a global leader in transcatheter heart valve replacement technologies designed for the nonsurgical replacement of heart valves. The Edwards SAPIEN family of valves, including Edwards SAPIEN XT and Edwards SAPIEN 3 transcatheter aortic heart valves and their respective delivery systems, are used to treat heart valve disease using catheter-based approaches for certain patients for whom traditional open-heart surgery is not optimal. Delivered while the heart is beating, these valves can enable patients to experience a better quality of life sooner than patients receiving traditional surgical therapies. We began offering our transcatheter heart valves to patients commercially in Europe in 2007, in the United States in 2011, and in Japan in 2013. As of December 31, 2016, our transcatheter aortic heart valves were available in more than 65 countries. Supported by extensive customer training and service, and a growing body of compelling clinical evidence, our SAPIEN family of transcatheter aortic heart valves are the most widely prescribed transcatheter heart valves in the world.

Sales of our transcatheter heart valves represented 55%, 47%, and 41% of our net sales in 2016, 2015, and 2014, respectively.

Surgical Heart Valve Therapy

The core of our surgical tissue heart valve product line is the Carpentier-Edwards PERIMOUNT pericardial valve platform, including the line of PERIMOUNT Magna Ease pericardial valves for aortic and mitral surgical valve replacement. With more long-term clinical publications on durability and performance than any other surgical valve, PERIMOUNT valves are the most widely implanted surgical tissue heart valves in the world. Our EDWARDS INTUITY Elite Valve System, which is available in Europe, the United States, and certain other geographies, is a minimally invasive aortic heart valve system designed to enable faster procedures, shorter patient times on cardiopulmonary bypass, and smaller incisions.  In addition to our replacement valves, we pioneered and are the worldwide leader in surgical heart valve repair therapies, including annuloplasty rings and systems. We are also a global leader in cardiac cannula devices and offer a variety of innovative procedure-enabling platforms to advance minimally invasive surgery.

Sales of our surgical tissue heart valve products represented 23%, 28%, and 31% of our net sales in 2016, 2015, and 2014, respectively.

Critical Care

We are a world leader in hemodynamic monitoring systems used to measure a patient's heart function and fluid status in surgical and intensive care settings. Hemodynamic monitoring enables a clinician to balance the supply and demand of oxygen in critically ill patients, and plays an important role in enhancing surgical recovery by enabling appropriate tissue and organ perfusion, and ultimately enabling the improvement of patient outcomes and survival. Our hemodynamic monitoring technologies are used before, during, and after surgeries, such as open-heart, major vascular, major abdominal, neurological, and orthopedic surgical procedures; as well as for acutely ill patients with conditions such as sepsis, shock, acute respiratory distress syndrome, and multi-organ failure.

Edwards’ complete hemodynamic portfolio helps clinicians make proactive clinical decisions for their patients, and includes the minimally invasive FloTrac system and the noninvasive ClearSight system. Our hemodynamic monitoring portfolio also comprises the Swan-Ganz line of pulmonary artery catheters and the Edwards Oximetry Central Venous Catheters for continuous measurement of central venous oxygen saturation. Our EV1000 clinical monitoring platform displays a patient's physiological status and integrates many of our sensors and catheters into one platform, giving clinicians multiple options to meet their clinical and patient needs.

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

Sales of our core hemodynamic products represented 12%, 13%, and 15% of our net sales in 2016, 2015, and 2014, respectively.

Competition

The medical technology industry is highly competitive. We compete with many companies, including divisions of companies much larger than us and smaller companies that compete in specific product lines or certain geographies. Furthermore, new product development and technological change characterize the areas in which we compete. Our present or future products could be rendered obsolete or uneconomical as a result of technological advances by one or more of our present or future competitors or by other therapies, including drug therapies. We must continue to develop and commercialize new products and technologies to remain competitive in the cardiovascular medical technology industry. We believe that we compete primarily on the basis of clinical superiority supported by extensive data, and innovative features that enhance patient benefit, product performance, and reliability. Customer and clinical support, and data that demonstrate both improvement in a patient's quality of life and a product's cost-effectiveness are additional aspects of competition.

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

We believe that we are a leading global competitor in each of our product lines. In Transcatheter Heart Valve Therapy, our primary competitors include Medtronic PLC, Boston Scientific Corporation, Abbott Laboratories, and Symetis SA. In Surgical Heart Valve Therapy, our primary competitors include Medtronic PLC, Abbott Laboratories, and LivaNova PLC. In Critical Care, we compete primarily with a variety of companies in specific product lines including ICU Medical, Inc., PULSION Medical Systems SE, a subsidiary of Getinge AB, and LiDCO Group PLC.

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

Because of the diverse global needs of the population that we serve, our distribution system consists of several direct sales forces as well as independent distributors. We are not dependent on any single customer and no single customer accounted for 10% or more of our net sales in 2016.

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

United States.    In the United States, we sell substantially all of our products through our direct sales forces. In 2016, 55% of our sales were derived from sales to customers in the United States.

International.    In 2016, 45% of our sales were derived internationally through our direct sales forces and independent distributors. Of the total international sales, 56% were in Europe, 23% were in Japan, and 21% were in Rest of World. We sell our products in approximately 100 countries, and our major international markets include Canada, China, France, Germany, Italy, Japan, Spain, and the United Kingdom. A majority of the sales and marketing approach outside the United States is direct sales, although it varies depending on each country's size and state of development.

Raw Materials and Manufacturing

We operate manufacturing facilities in various geographies around the world. Our Transcatheter Heart Valve Therapy and Surgical Heart Valve Therapy products are manufactured primarily in the United States (California and Utah), Singapore, and Switzerland. A heart valve manufacturing facility is also currently under construction in Costa Rica. Critical Care products are manufactured primarily in our facilities located in Puerto Rico and the Dominican Republic ("DR").

We use a diverse and broad range of raw and organic materials in the design, development, and manufacture of our products. Our non-implantable products are manufactured from man-made raw materials including resins, chemicals, electronics, and metals. Most of our Transcatheter Heart Valve Therapy and Surgical Heart Valve Therapy products are manufactured from natural tissues harvested from animal tissue, as well as man-made materials. We purchase certain materials and components used in manufacturing our products from external suppliers. In addition, we purchase certain supplies from single sources for reasons of sole source availability or constraints resulting from regulatory requirements.

We work closely with our suppliers to mitigate risk and seek continuity of supply while maintaining uncompromised quality and reliability. Alternative supplier options are generally considered, identified, and approved for materials deemed critical to our products.

We follow rigorous sourcing and manufacturing procedures intended to safeguard humans from potential risks associated with diseases such as bovine spongiform encephalopathy ("BSE"). We comply with all current global guidelines regarding risks for products intended to be implanted in humans. We obtain bovine tissue used in our pericardial tissue valve products only from sources within the United States and Australia, where strong control measures and surveillance programs exist. In addition, bovine tissue used in our pericardial tissue valve products is from tissue types considered by global health and regulatory organizations to have shown no risk of infectibility. Our manufacturing and sterilization processes are designed to render tissue biologically safe from all known infectious agents and viruses.

Quality Assurance

We are committed to providing to our patients quality products that comply with the United States Food and Drug Administration ("FDA") and other applicable regulations. We have implemented modern quality systems and concepts throughout the organization. The quality system starts with the initial design concept and product specification, and continues through the design of the product, component specification processes, and the manufacturing, sales, and servicing of the product. The quality system is intended to design quality into products and utilizes continuous improvement concepts, including Lean/Six Sigma principles, throughout the product lifecycle.

Our operations are frequently inspected by the FDA, our European Notified Bodies, and other regulatory entities. Our facilities and operations are designed to comply with all applicable international quality systems standards, including the International Organization for Standardization ("ISO") 13485. These standards require, among other items, quality system controls that are applied to product design, component material, suppliers, and manufacturing operations. These regulatory approvals and ISO certifications can be obtained only after a successful audit of a company's quality system has been conducted by regulatory or independent outside auditors. Periodic reexamination by an independent outside auditor is required to maintain these certifications.

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

We invested $443 million in research and development in 2016, $383 million in 2015, and $347 million in 2014 (15.0%, 15.4%, and 14.9% of net sales, respectively). The majority of our research and development investment has been applied to strengthen our leadership position in our existing product lines. We have also dedicated a sizable portion of our research and development investment to developing additional advanced technologies designed to address unmet clinical needs within our areas of strategic focus. A considerable portion of our research and development investment includes clinical trials and the collection of evidence that provide data for use in regulatory submissions, and required post-market approval studies involving applications of our products. Our investment in clinical studies also includes outcomes and cost-effectiveness data for payers, clinicians, and healthcare systems.

In Transcatheter Heart Valve Therapy, we are developing new products to further streamline transcatheter heart valve replacement procedures and strengthen our leadership position. The Edwards SAPIEN 3 Ultra System is designed to incorporate several delivery system enhancements with the Axela sheath, which allows for dynamic expansion and contraction. The self-expanding CENTERA valve is designed to offer a low profile, repositionable technology delivered via a motorized handle.

We are also making significant investments in the development of transcatheter heart valve technologies designed to treat mitral and tricuspid valve diseases and other structural heart conditions. We are developing the Edwards-CardiAQ valve for mitral replacement, the PASCAL system for mitral repair, and the Edwards FORMA tricuspid spacer. In 2016, we entered into an agreement to acquire Valtech Cardio Ltd. ("Valtech"), which is developing both mitral and tricuspid repair technologies. We completed this acquisition on January 23, 2017. In addition, we have made investments in several companies that are independently developing less-invasive technologies to treat mitral regurgitation and left ventricular dysfunction. We have rights to acquire some of these companies at pre-determined prices should we elect to do so.

Our Surgical Heart Valve Therapy development program includes innovative platforms for patients remaining in surgery. The INSPIRIS aortic valve incorporates the RESILIA tissue integrity preservation technology and VFit technology for potential future valve-in-valve procedures. The KONECT conduit, designed for complex combined procedures, is a conduit pre-assembled with the PERIMOUNT Magna Ease valve and RESILIA tissue.

In our Critical Care product line, we are pursuing the development of a variety of decision support solutions for our clinicians. This includes next-generation noninvasive and minimally invasive hemodynamic monitoring systems, including a next-generation hemodynamic monitor with advanced data integration capabilities. We are also developing a comprehensive decision support software suite with advanced algorithms for proactive decision making, including an integrated semi-closed loop system for standardized management of patient fluid levels.

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

Proprietary Technology

Patents, trademarks, and other proprietary rights are important to the success of our business. We also rely upon trade secrets, know-how, continuing innovations, and licensing opportunities to develop and maintain our competitive position.

We own more than 2,700 issued United States patents, pending United States patent applications, issued foreign patents, and pending foreign patent applications. We also have licensed various United States and foreign patents and patent applications that relate to aspects of the technology incorporated in certain of our products, including our heart valves and annuloplasty rings. We also own or have rights in United States and foreign patents and patent applications in the field of transcatheter heart valve repair and replacement. In addition, we own or have rights in United States and foreign patents and patent applications that cover catheters, systems and methods for hemodynamic monitoring, and vascular access products, among others.

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

Government Regulation and Other Matters

Our products and facilities are subject to regulation by numerous government agencies, including the U.S. FDA, European Community Notified Bodies, and the Japanese Pharmaceuticals and Medical Devices Agency, to confirm compliance with the various laws and regulations governing the development, testing, manufacturing, labeling, marketing, and distribution of our products. We are also governed by federal, state, local, and international laws of general applicability, such as those regulating employee health and safety, and the protection of the environment. Overall, the amount and scope of domestic and foreign laws and regulations applicable to our business has increased over time.

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

The delivery of our products is subject to regulation by the Department of Health and Human Services ("HHS") in the United States and comparable state and foreign agencies responsible for reimbursement and regulation of health care items and services. Foreign governments also impose regulations in connection with their health care reimbursement programs and the delivery of health care items and services. Reimbursement schedules regulate the amount the United States government will reimburse hospitals and doctors for the inpatient care of persons covered by Medicare. HHS' Centers for Medicare & Medicaid Services may also review whether and/or under what circumstances a procedure or technology is reimbursable for Medicare beneficiaries. Changes in current reimbursement levels could have an adverse effect on market demand and our pricing flexibility.

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

In late 2016, legislation was signed into law that, among other things, increases funding for medical research and eases the development and approval of experimental treatments. Known as the 21st Century Cures Act, the law also provides new funding for the National Institutes of Health and the FDA. Although it will take some time to be fully implemented, the 21st Century Cures Act could help accelerate the discovery, development, and delivery of medical advancements to ensure more timely access to new treatments and cures for patients in need.

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

Employees

As of December 31, 2016, we had approximately 11,100 employees worldwide, the majority of whom were located in the United States, the Dominican Republic, Singapore, and Puerto Rico. Other major concentrations of employees are located in Europe and Japan. We emphasize competitive compensation, benefits, equity participation, and a positive and attractive work environment in our efforts to attract and retain qualified personnel, and employ a rigorous talent management system. None of our North American employees are represented by a labor union. In various countries outside of North America, we interact with trade unions and work councils that represent a limited number of employees.

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

The manufacture of many of our products is highly complex and subject to strict quality controls. If we or one of our suppliers or logistics partners encounters manufacturing, logistics, or quality problems, including as a result of natural disasters, our business could suffer.

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

In addition, our manufacturing and warehousing facilities, as well as those of our suppliers and logistics partners, could be materially damaged by earthquakes, hurricanes, volcanoes, fires, and other natural disasters or catastrophic circumstances. While we believe that our exposure to significant losses from a catastrophic disaster could be partially mitigated by our ability to manufacture, store, and distribute some of our products at other facilities, the losses could have a material adverse effect on our business for an indeterminate period of time before this transition is complete and operates without significant disruption.

We may be required, from time to time, to recognize charges in connection with the write-down of our assets or dispositions of business operations or for other reasons.

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

The cardiovascular medical device industry is highly competitive. We compete with many companies, some of which are larger and have longer operating histories, better brand or name recognition, and broader product offerings. Our customers consider many factors when selecting a product, including product reliability, breadth of product line, clinical outcomes, product availability, price, availability and rate of reimbursement, and services provided by the manufacturer. In addition, our ability to compete will depend in large part on our ability to develop and acquire new products and technologies, anticipate technology advances, and keep pace with other developers of cardiovascular therapies and technologies. Our sales, technical, and other key personnel play an integral role in the development, marketing, and selling of new and existing products. If we are unable to recruit, hire, develop, and retain a talented, competitive workforce, our ability to compete may be adversely affected. Our competitive position can also be adversely affected by product problems, physician advisories, and safety alerts, reflecting the importance of quality in the medical device industry. Our position can shift as a result of any of these factors. In addition, given the trend toward value-based healthcare, if we are not able to continue to demonstrate the full value of our products to healthcare providers and payors, our competitive position could be adversely affected. See "Competition" under "Business" included herein.

Unsuccessful clinical trials or procedures relating to products under development could have a material adverse effect on our prospects.

The regulatory approval process for new products and new indications for existing products requires extensive clinical trials and procedures, including early clinical feasibility and regulatory studies. Unfavorable or inconsistent clinical data from current or future clinical trials or procedures conducted by us, our competitors, or third parties, or perceptions regarding this clinical data, could adversely affect our ability to obtain necessary approvals and the market's view of our future prospects. Such clinical trials and procedures are inherently uncertain and there can be no assurance that these trials or procedures will be completed in a timely or cost-effective manner or result in a commercially viable product or expanded indication. Failure to successfully complete these trials or procedures in a timely and cost-effective manner could have a material adverse effect on our prospects. Clinical trials or procedures may experience significant setbacks even after earlier trials have shown promising results. Further, preliminary results from clinical trials or procedures may be contradicted by subsequent clinical analysis. In addition, results from our clinical trials or procedures may not be supported by actual long-term studies or clinical experience. If preliminary clinical results are later contradicted, or if initial results cannot be supported by actual long-term studies or clinical experience, our business could be adversely affected. Clinical trials or procedures may be delayed, suspended, or terminated by us, the FDA, or other regulatory authorities at any time if it is believed that the trial participants face unacceptable health risks or any other reasons.

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

Because we sell our products in a number of countries, our business is subject to the risks of doing business internationally, including risks associated with anti-corruption and anti-bribery laws. Our net sales originating outside the United States, as a percentage of total net sales, were 45% in 2016. We anticipate that sales from international operations will continue to represent a substantial portion of our total sales. In addition, many of our manufacturing facilities and suppliers are located outside of the United States. Accordingly, our future results could be harmed by a variety of factors, including:

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

Substantially all of our sales outside of the United States are denominated in local currencies, principally in Europe (and primarily denominated in the Euro) and in Japan. The United States dollar value of our international sales varies with currency exchange rate fluctuations. Decreases in the value of the United States dollar to the Euro or the Japanese yen, as well as other currencies, have the effect of increasing our reported revenues even when the volume of international sales has remained constant. Increases in the value of the United States dollar relative to the Euro or the Japanese yen, as well as other currencies, have the opposite effect. Significant increases or decreases in the value of the United States dollar could have a material effect on our revenues, cost of sales, and results of operations. We have a hedging program for certain currencies that attempts to manage currency exchange rate risks to an acceptable level based on management's judgment of the appropriate trade-off between risk, opportunity, and cost; however, this hedging program does not completely eliminate the effects of currency exchange rate fluctuations.

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

Our sales and operating results may vary significantly from quarter to quarter. A high proportion of our costs are fixed, due in part to significant selling, research and development, and manufacturing costs. Thus, small declines in revenue could disproportionately affect our operating results in a quarter, and the price of our common stock could fall. Other factors that could affect our quarterly sales and operating results include:

•	announcements of innovations, new products, strategic developments, or business combinations by us or our competitors;

•	demand for and clinical acceptance of products;

•	the timing and execution of customer contracts, particularly large contracts that would materially affect our operating results in a given quarter;

•	the timing of sales of products and of the introduction of new products;

•	the timing of marketing, training, and other expenses related to the introduction of new products;

•	the timing of regulatory approvals;

•	changes in foreign currency exchange rates;

•	delays or problems in introducing new products, such as slower than anticipated adoption of transcatheter heart valves;

•	changes in our pricing policies or the pricing policies of our competitors;

•	the timing of approvals of governmental reimbursement rates or changes in reimbursement rates for our products;

•	increased expenses, whether related to sales and marketing, raw materials or supplies, product development, or administration;

•	changes in the level of economic activity in the United States or other regions in which we do business;

•	changes to accounting standards;

•	costs related to acquisitions of technologies or businesses; and

•	our ability to expand our operations and the amount and timing of expansion-related expenditures.

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

Third-party payors may deny reimbursement if they determine that a device used in a procedure was not used in accordance with cost-effective treatment methods as determined by such third-party payors, or was used for an unapproved indication. Third-party payors may also deny reimbursement for experimental procedures and devices. We believe that many of our existing products are cost-effective, even though the one-time cost may be significant, because they are intended to improve quality of life and reduce overall health care costs over a long period of time. We cannot be certain that these third-party payors will recognize these cost savings instead of merely focusing on the lower initial costs associated with competing therapies. If our products are not considered cost-effective by third-party payors, our customers may not be reimbursed for them, resulting in lower sales of our products.

Legal, Compliance, and Regulatory Risks

We may incur losses from product liability or other claims that could adversely affect our operating results.

Our business exposes us to potential product liability risks that are inherent in the design, manufacture, and marketing of medical devices. Our products are often used in surgical and intensive care settings with seriously ill patients. In addition, many of the medical devices we manufacture and sell are designed to be implanted in the human body for long periods of time. Component failures, manufacturing and assembly flaws, design defects, or inadequate disclosure of product-related risks or product-related information could result in an unsafe condition or injury to, or death of, patients. Such problems could result in product liability, medical malpractice or other lawsuits and claims, safety alerts, or product recalls in the future, which, regardless of their ultimate outcome, could have a material adverse effect on our business, reputation, and ability to attract and retain customers. Product liability claims may be brought from time to time either by individuals or by groups seeking to represent a class. We may incur charges related to such matters in excess of any established reserves and such charges, including the establishment of any such reserves, could have a material adverse impact on our net income and net cash flows.

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

During recent years, we and our competitors have been involved in substantial litigation regarding patent and other intellectual property rights in the medical device industry. From time to time, we have been and may in the future be forced to defend against claims and legal actions alleging infringement of the intellectual property rights of others, and such intellectual property litigation is typically costly and time-consuming. Adverse determinations in any such litigation could result in significant liabilities to third parties or injunctions that bar the sale of our products, or could require us to seek licenses from third parties and, if such licenses are not available on commercially reasonable terms, prevent us from manufacturing, selling, or using certain products, any one of which could have a material adverse effect on us. In addition, some licenses may be non-exclusive, which could provide our competitors access to the same technologies.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

The locations and uses of our major properties are as follows:

North America
Irvine, California	(1)	Corporate Headquarters, Research and Development, Regulatory and Clinical Affairs, Manufacturing, Administration
Draper, Utah	(1)	Administration, Manufacturing
Haina, Dominican Republic	(2)	Manufacturing
Añasco, Puerto Rico	(2)	Manufacturing
Central America
Costa Rica	(2)	Manufacturing
Europe
Horw, Switzerland	(2)	Manufacturing, Administration
Nyon, Switzerland	(1)	Administration, Marketing
Prague, Czech Republic	(2)	Administration
Asia
Tokyo, Japan	(2)	Administration, Marketing, Distribution
Shanghai, China	(2)	Administration
Singapore	(1),(2)	Manufacturing, Marketing, Distribution, Administration
_______________________________________________________________________________

(1)	Owned property.

(2)	Leased property.

The Dominican Republic lease expires in 2022; the Puerto Rico property has one lease that expires in 2017 and one that expires in 2018; the Costa Rica lease expires in 2021; the Horw, Switzerland lease expires in 2018; the Prague, Czech Republic lease expires in 2019; the Tokyo, Japan lease expires in 2018; the Shanghai, China lease expires in 2018; and Singapore has one land lease that expires in 2036 and one that expires in 2041. We believe our properties have been well maintained, are in good operating condition, and are adequate for current needs.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price

The principal market for our common stock is the New York Stock Exchange (the "NYSE"). The table below sets forth, for the calendar quarters indicated, the high and low prices of our common stock, as reported by the NYSE.

	2016		2015
	High	Low	High	Low
Calendar Quarter Ended:
March 31	$89.93	$72.20	$75.21	$61.99
June 30	112.00	86.73	73.65	61.38
September 30	121.73	98.02	79.50	62.53
December 31	121.75	81.12	83.43	70.32

Number of Stockholders

On January 31, 2017, there were 11,371 stockholders of record of our common stock.

Dividends

We have never paid any cash dividends on our capital stock and have no current plans to pay any cash dividends. Our current policy is to retain any future earnings for use in our business.

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (b), (c)
October 1, 2016 through October 31, 2016	44,109	$101.82	44,109	$277.5
November 1, 2016 through November 30, 2016	411	89.63	—	1,277.5
December 1, 2016 through December 31, 2016	2,700,000	91.25	2,700,000	1,031.0
Total	2,744,520	91.42	2,744,109
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

(b)
On July 10, 2014, the Board of Directors approved a stock repurchase program authorizing us to purchase on the open market, including pursuant to a Rule 10b5-1 plan and in privately negotiated transactions, up to $750.0 million of our common stock. On November 10, 2016, the Board of Directors approved a new stock repurchase program providing for an additional $1.0 billion of repurchases of our common stock.

(c)
In October 2016, our accelerated share repurchase ("ASR") agreement concluded and we received an additional 44 thousand shares of our common stock. Shares purchased pursuant to the ASR agreement are presented in the table above in the periods in which they were received.

Performance Graph

The following graph compares the performance of our common stock with that of the S&P 500 Index and the S&P 500 Healthcare Equipment Index. The cumulative total return listed below assumes an initial investment of $100 at the market close on December 30, 2011 and reinvestment of dividends.

Total Cumulative Return	2012	2013	2014	2015	2016
Edwards Lifesciences	$127.54	$93.01	$180.17	$223.42	$265.06
S&P 500	116.00	153.58	174.60	177.01	198.18
S&P 500 Healthcare Equipment Index	117.42	150.28	181.96	194.37	207.46

Item 6.    Selected Financial Data

		As of or for the Years Ended December 31,
		2016	2015	2014	2013	2012
		(in millions, except per share data)
OPERATING RESULTS	Net sales	$2,963.7	$2,493.7	$2,322.9	$2,045.5	$1,899.6
	Gross profit	2,166.3	1,876.5	1,697.3	1,528.9	1,408.6
	Net income(a)	569.5	494.9	811.1	389.1	291.5
COMMON STOCK INFORMATION	Net income per common share(a):
	Basic	$2.67	$2.30	$3.81	$1.74	$1.27
	Diluted	2.61	2.25	3.74	1.71	1.23
	Cash dividends declared per common share	—	—	—	—	—
BALANCE SHEET DATA	Total assets	$4,510.0	$4,056.3	$3,519.0	$2,704.8	$2,209.3
	Long-term debt(b)	822.3	596.9	594.1	588.0	189.3
_______________________________________________________________________________

(a)
The above results include special charges of $34.5 million during 2016 and $70.7 million during 2014. In addition, the above results include $750.0 million ($487.9 million, net of tax) in 2014 for an upfront payment received under a litigation settlement agreement. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 3 and Note 4 to the "Consolidated Financial Statements" for additional information.

(b)	In October 2013, we issued $600.0 million of 2.875% fixed-rate unsecured senior notes due October 15, 2018 ("the Notes").

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our results of operations during the three years ended December 31, 2016. Also discussed is our financial position as of December 31, 2016. You should read this discussion in conjunction with the historical consolidated financial statements and related notes included elsewhere in this Form 10-K.

Overview

We are the global leader in patient-focused medical innovations for structural heart disease and critical care monitoring. Driven by a passion to help patients, we partner with the world's leading clinicians and researchers and aggressively invest in research and development to transform care for structural heart disease and critically ill patients. We conduct operations worldwide and are managed in the following geographical regions: United States, Europe, Japan, and Rest of World. Our products are categorized into the following main areas: Transcatheter Heart Valve Therapy ("THVT"), Surgical Heart Valve Therapy ("SHVT"), and Critical Care.

Financial Highlights
Our sales growth was led by our THVT products, which benefited from the launches of the Edwards SAPIEN 3 transcatheter heart valve in the United States (July 2015), Europe (January 2014), and Japan (March 2016). Our gross profit margin in 2016 was negatively impacted relative to 2015 by foreign currency exchange rate fluctuations, partially offset by an improved product mix, led by THVT products. Our gross profit margin in 2015 benefited from foreign exchange rate fluctuations and an improved product mix, led by THVT products. Our net income in 2016 increased compared to 2015 primarily due to increased sales, partially offset by an in-process research and development ("IPR&D") charge for technology we acquired for use in our transcatheter heart valve programs. Net income in 2014 benefited from the receipt of $750.0 million ($487.9 million, net of tax) for an upfront payment due under a litigation settlement agreement.
Healthcare Environment, Opportunities, and Challenges

The medical technology industry is highly competitive and continues to evolve. Our success is measured both by the development of innovative products and the value we bring to our stakeholders. We are committed to developing new technologies and providing innovative patient care, and we are committed to defending our intellectual property in support of those developments. In 2016, we invested 15.0% of our net sales in research and development. The following is a summary of important developments during 2016:

•
we received FDA approval for an expanded indication study of the Edwards SAPIEN 3 valve. The investigational device exemption study will enroll elderly patients with severe, symptomatic aortic stenosis who have been determined by a heart team to be at low risk for mortality if they were to undergo surgical aortic valve replacement;

•
we received FDA approval to expand use of the Edwards SAPIEN XT transcatheter heart valve for pulmonic valve replacement procedures. The approval enables the treatment of adult and pediatric patients who suffer from either a narrowed pulmonary valve or moderate or greater pulmonary regurgitation caused by congenital heart disease;

•	we received approval in Japan of the Edwards SAPIEN 3 valve for the treatment of patients suffering from severe, symptomatic aortic stenosis;

•
we received FDA approval of our advanced EDWARDS INTUITY Elite Valve System, a rapid deployment device for surgical aortic valve replacement, and CE Mark for our INSPIRIS RESILIA aortic valve, the first in a new class of resilient heart valves, designed for potential future valve-in-valve procedures;

•
we received FDA approval and CE Mark to expand use of the Edwards SAPIEN 3 valve for the treatment of patients suffering from severe, symptomatic aortic stenosis who have been determined by a heart team to be at intermediate risk for open-heart surgery;

•
we received CE Mark for our Acumen Hypotension Probability Indicator ("HPI"), a technology that alerts clinicians to potential hypotension, or abnormally low blood pressure, in their surgical and critical care patients before it occurs; and

•
we entered into an agreement to acquire Valtech, a privately held company based in Israel and developer of the Cardioband System for transcatheter repair of the mitral and tricuspid valves. We completed the acquisition on January 23, 2017.

We are dedicated to generating robust clinical, economic, and quality of life evidence increasingly expected by patients, clinicians, and payors in the current healthcare environment, with the goal of encouraging the adoption of innovative new medical therapies that demonstrate superior outcomes.

Results of Operations

Net Sales by Major Regions
(dollars in millions)

	Years Ended December 31,			Change		Percent Change
	2016	2015	2014	2016	2015	2016	2015
United States	$1,615.7	$1,262.9	$1,047.3	$352.8	$215.6	27.9%	20.6%
Europe	749.0	717.3	744.5	31.7	(27.2)	4.4%	(3.6)%
Japan	309.3	246.2	257.9	63.1	(11.7)	25.6%	(4.6)%
Rest of World	289.7	267.3	273.2	22.4	(5.9)	8.4%	(2.1)%
International	1,348.0	1,230.8	1,275.6	117.2	(44.8)	9.5%	(3.5)%
Total net sales	$2,963.7	$2,493.7	$2,322.9	$470.0	$170.8	18.8%	7.4%

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

Net Sales by Product Group
(dollars in millions)

	Year Ended December 31,			Change		Percent Change
	2016	2015	2014	2016	2015	2016	2015
Transcatheter Heart Valve Therapy	$1,628.5	$1,180.3	$943.6	$448.2	$236.7	38.0%	25.1%
Surgical Heart Valve Therapy	774.9	785.0	826.1	(10.1)	(41.1)	(1.3)%	(5.0)%
Critical Care	560.3	528.4	553.2	31.9	(24.8)	6.0%	(4.5)%
Total net sales	$2,963.7	$2,493.7	$2,322.9	$470.0	$170.8	18.8%	7.4%

Transcatheter Heart Valve Therapy
2016 Compared with 2015

The increase in net sales of THVT products in the United States was due primarily to:

•	increased sales of the Edwards SAPIEN 3 valve, driven by its launch in July 2015;

partially offset by:

•	lower sales of the Edwards SAPIEN XT valve as customers converted to Edwards SAPIEN 3.

The increase in international net sales of THVT products was due primarily to increased sales of the Edwards SAPIEN 3 valve, driven primarily by its launch in Europe in January 2014 and in Japan in March 2016.

2015 Compared with 2014

The increase in net sales of THVT products in the United States was due primarily to:

•	the Edwards SAPIEN 3 valve, driven by its launch in July 2015; and

•	the Edwards SAPIEN XT valve, driven by its launch in June 2014;

partially offset by:

•	lower sales of the Edwards SAPIEN valve as customers converted to Edwards SAPIEN XT.

The increase in international net sales of THVT products was due primarily to:

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

In March 2016, we received approval from the the FDA to expand use of the Edwards SAPIEN XT transcatheter heart valve for pulmonic valve replacement procedures. The approval enables the treatment of adult and pediatric patients who suffer from either a narrowed pulmonary valve, or moderate or greater pulmonary regurgitation caused by congenital heart disease. Also in March 2016, we received approval for SAPIEN 3 in Japan for the treatment of patients suffering from severe, symptomatic aortic stenosis. In August 2016, we received approval from the FDA, and in September 2016, we received CE Mark in Europe, to expand use of the Edwards SAPIEN 3 transcatheter heart valve for the treatment of patients suffering from severe, symptomatic aortic stenosis who have been determined to be at intermediate risk for open-heart surgery. In January 2017, we received FDA approval for EARLY-TAVR, our trial that will study patients diagnosed with severe aortic stenosis who have not yet developed symptoms. Patients will be randomized to receive either transfemoral SAPIEN 3 or clinical surveillance.

Surgical Heart Valve Therapy
2016 Compared with 2015

The decrease in net sales of SHVT products was due primarily to:

•	lower sales of aortic tissue valves in the United States, as sales of Edwards SAPIEN 3 increased; and

•	lower international sales of mitral tissue valves, primarily in Europe and Rest of World, primarily due to supply constraints;

partially offset by:

•	higher sales of aortic tissue valves in Europe, Japan, and Rest of World; and

•
foreign currency exchange rate fluctuations, which increased net sales by $2.2 million, due primarily to the strengthening of the Japanese yen against the United States dollar, partially offset by the weakening of various currencies against the United States dollar.

2015 Compared with 2014

The decrease in net sales of SHVT products was due primarily to:

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

In August 2016, the FDA approved our advanced EDWARDS INTUITY Elite Valve System, a rapid deployment device for surgical aortic valve replacement. In September 2016, we received CE Mark for our INSPIRIS RESILIA aortic valve, the first in a new class of resilient heart valves designed for potential future valve-in-valve procedures.

Critical Care
2016 Compared with 2015

The increase in net sales of Critical Care products was due primarily to:

•	higher sales of enhanced surgical recovery products in the United States, Europe, and Rest of World;

•	higher sales of core hemodynamic products, primarily in Rest of World;

•	higher sales of hardware in the United States; and

•
foreign currency exchange rate fluctuations, which increased net sales by $5.0 million due primarily to the strengthening of the Japanese yen against the United States dollar, partially offset by the weakening of various currencies against the United States dollar.

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

In October 2016, we received CE Mark for our HPI, a technology that alerts clinicians to potential hypotension, or abnormally low blood pressure, in their surgical and critical care patients. HPI is enabled by the minimally invasive FloTrac IQ sensor, which also received CE Mark.

Gross Profit

The decrease in gross profit as a percentage of net sales in 2016 was driven by:

•	a 4.3 percentage point decrease due to the impact of foreign currency exchange rate fluctuations, including the settlement of foreign currency hedging contracts; and

•	investments in manufacturing capacity;

partially offset by:

•	a 1.6 percentage point increase in the United States, and a 0.5 percentage point increase in international markets, due to an improved product mix, driven by THVT products.

The increase in gross profit as a percentage of net sales in 2015 was driven by:

•	a 1.9 percentage point increase due to the impact of foreign currency exchange rate fluctuations, including the settlement of foreign currency hedging contracts; and

•	a 0.9 percentage point increase in the United States, and a 0.4 percentage point increase in international markets, due to an improved product mix, driven by THVT products;

partially offset by:

•	multiple investments in our operations, including an increase in costs to improve our manufacturing processes.

Selling, General, and Administrative ("SG&A") Expenses

The increase in SG&A expenses in 2016 resulted primarily from (1) higher sales and marketing expenses in the United States and Europe, mainly to support our THVT program, and (2) higher personnel-related costs. These increases were partially offset by the suspension of the medical device excise tax in the United States, which was suspended for calendar years 2016 and 2017. The decrease in SG&A expenses as a percentage of net sales in 2016 was due primarily to higher sales in the United States and Japan.

The decrease in SG&A expenses in 2015 resulted primarily from foreign currency, which reduced expenses by $61.1 million due primarily to the weakening of the Euro and the Japanese yen against the United States dollar. This decrease was partially offset by (1) higher sales and marketing expenses in Europe, the United States, and Japan, mainly to support our THVT program and (2) higher personnel-related costs. The decrease in SG&A expenses as a percentage of net sales in 2015 was due primarily to higher sales in the United States, Europe, and Japan.

Research and Development ("R&D") Expenses
The increase in R&D expenses in 2016 was due primarily to mitral and aortic THVT product development efforts. The suspension of the United States medical device excise tax during 2016 provided additional flexibility to accelerate investments in structural heart initiatives.

The increase in R&D expenses in 2015 was due primarily to new THVT and SHVT product development efforts. These costs were partially offset by lower spending for THVT clinical trials.

Intellectual Property Litigation Expenses (Income), Net

In May 2014, we entered into an agreement with Medtronic, Inc. ("Medtronic") to settle all outstanding patent litigation between the companies, and, pursuant to the agreement, we received an upfront payment from Medtronic in the amount of $750.0 million.

We incurred external legal costs related to intellectual property litigation of $32.6 million, $7.0 million, and $9.6 million for the years ended December 31, 2016, 2015, and 2014, respectively. The increase in intellectual property litigation expenses in 2016 was due primarily to the first quarter resolution of an intellectual property litigation matter, and increased costs associated with ongoing litigation in the United States and Europe.

Special Charges

For information on special charges, see Note 4 to the "Consolidated Financial Statements."

Interest Expense

Interest expense was $19.2 million, $17.2 million, and $17.2 million in 2016, 2015, and 2014, respectively. The increase in interest expense for 2016 as compared to 2015 resulted primarily from higher average interest rates. Interest expense for 2015 remained flat compared to 2014 as the impact of higher average interest rates was offset by a lower average debt balance compared to 2014.

Interest Income

Interest income was $10.8 million, $7.9 million, and $6.4 million in 2016, 2015, and 2014, respectively. The increase in interest income for 2016 resulted primarily from higher average interest rates. The increase in interest income for 2015 resulted primarily from higher average investment balances and higher average interest rates.

Other Expense, net
(in millions)

	Years Ended December 31,
	2016	2015	2014
Charitable foundation contribution	$5.0	$—	$—
Foreign exchange losses, net	0.5	4.8	2.0
(Gain) loss on investments	(0.2)	(0.1)	4.5
Promissory note impairment	—	—	4.0
Insurance settlement gain	—	—	(3.7)
Lease contract termination costs	—	—	1.0
Other	(0.4)	(0.7)	(0.1)
Total other expense, net	$4.9	$4.0	$7.7

In March 2016, we contributed $5.0 million to the Edwards Lifesciences Foundation, a related-party not-for-profit organization intended to provide philanthropic support to health- and community-focused charitable organizations. The contribution was irrevocable and was recorded as an expense at the time of payment.

The foreign exchange losses relate to the foreign currency fluctuations primarily in our intercompany receivable and payable balances, partially offset by the gains and losses on derivative instruments intended to hedge those exposures.

The (gain) loss on investments represents our net share of gains and losses in investments accounted for under the equity method, and realized gains and losses on our available-for-sale and cost method investments. During 2014, we recorded an other-than-temporary impairment charge of $3.5 million related to one of our cost method investments.

In December 2014, we recorded a $4.0 million impairment charge related to a promissory note receivable because it was likely that we would be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the promissory note agreement.

In March 2014, we recorded a $3.7 million insurance settlement gain related to inventory that was damaged in the fourth quarter of 2013.

In September 2014, we committed to purchase our Draper, Utah facility under a purchase option provided in the lease agreement. Under the terms of the lease agreement, we accrued $1.0 million for certain lease contract termination costs.

Provision for Income Taxes

Our effective income tax rates for 2016, 2015, and 2014 were impacted as follows (in millions):

	Years Ended December 31,
	2016	2015	2014
Income tax expense at U.S. federal statutory rate	$258.3	$217.8	$400.4
Foreign income taxed at different rates	(88.6)	(105.8)	(67.1)
State and local taxes, net of federal tax benefit	9.7	3.1	19.3
Tax credits, federal and state	(21.3)	(15.7)	(13.5)
Build (release) of reserve for uncertain tax positions for prior years	4.6	3.3	(4.8)
U.S. tax on foreign earnings, net of credits	5.1	20.5	(3.1)
Nondeductible stock-based compensation	3.6	2.3	2.1
Other	(3.0)	2.0	(0.4)
Income tax provision	$168.4	$127.5	$332.9

Uncertain Tax Positions

As of December 31, 2016 and 2015, the gross uncertain tax positions were $245.5 million and $216.1 million, respectively. We estimate that these liabilities would be reduced by $44.9 million and $40.6 million, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, and timing adjustments. The net amounts of $200.6 million and $175.5 million, respectively, if not required, would favorably affect our effective tax rate.

A reconciliation of the beginning and ending amount of uncertain tax positions, excluding interest, penalties, and foreign exchange, is as follows (in millions):

	Years Ended December 31,
	2016	2015	2014
Uncertain gross tax positions, January 1	$216.1	$192.3	$127.7
Current year tax positions	29.0	29.6	75.9
Increase prior year tax positions	2.7	2.2	0.6
Decrease prior year tax positions	(0.9)	(7.4)	(10.5)
Settlements	(0.3)	(0.4)	(1.0)
Lapse of statutes of limitations	(1.1)	(0.2)	(0.4)
Uncertain gross tax positions, December 31	$245.5	$216.1	$192.3

We recognize interest and penalties, if any, related to uncertain tax positions in the provision for income taxes. As of December 31, 2016, we had accrued $14.7 million (net of $10.8 million tax benefit) of interest related to uncertain tax positions, and as of December 31, 2015, we had accrued $10.7 million (net of $7.6 million tax benefit) of interest related to uncertain tax positions. During 2016, 2015, and 2014, we recognized interest expense, net of tax benefit, of $4.0 million, $3.9 million, and $2.3 million, respectively, in “Provision for Income Taxes” on the consolidated statements of operations.

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

At December 31, 2016, all material state, local, and foreign income tax matters have been concluded for years through 2008. The Internal Revenue Service ("IRS") has substantially completed its fieldwork for the 2009 through 2012 tax years. However, the audits are currently in suspense pending a final determination with respect to a pending application for an Advance Pricing Agreement ("APA"). The IRS began its examination of the 2014 tax year during the fourth quarter of 2016.

We have been pursuing an APA between the Switzerland and United States governments for the years 2009 through 2013 covering transfer pricing matters with the possibility of a roll-forward of the results to subsequent years. These discussions remain ongoing as of December 31, 2016. These transfer pricing matters are significant to our consolidated financial statements as the disputed amounts are material, and the final outcome is uncertain. We continue to believe our positions are supportable.

Additionally, during the fourth quarter of 2016, we received notification of preliminary agreement on methodology between the respective Competent Authorities for the requested APAs for 2015-2019 between the United States and Japan, Switzerland and Japan, and Singapore and Japan. These are expected to be formalized and executed during 2017.

During 2014, we filed with the IRS a request for a pre-filing agreement associated with a tax return filing position on a portion of the litigation settlement payment received from Medtronic in May 2014. During the first quarter of 2015, the IRS accepted the pre-filing agreement into the pre-filing agreement program. The closing agreement for this matter was finalized during the fourth quarter of 2016. There remains a disputed issue and we expect to enter the Fast-Track Appeals process during 2017. We made an advance payment of tax in December 2015 solely to prevent the further accrual of interest on any potential deficiency, not to signify any potential agreement to a contrary position that may be taken by the IRS.

Management believes that adequate amounts of tax and related penalty and interest have been provided in income tax expense for any adjustments that may result from our uncertain tax positions. Based upon the information currently available and numerous possible outcomes, we cannot reasonably estimate what, if any, changes in our existing uncertain tax positions may occur in the next 12 months and thus have recorded the gross uncertain tax positions as a long-term liability. However, if the APA and/or the appeals process related to the pre-filing agreement is finalized in the next 12 months, it is reasonably possible that these events could result in a significant change in our uncertain tax positions within the next 12 months.

The effective income tax rate for the year ended December 31, 2016 was higher than the rate for the year ended December 31, 2015 primarily because of fluctuations in the relative contribution of our foreign operations and United States operations to worldwide pre-tax income, offset by an increase in benefits from the federal and California research credits.

We have received tax incentives in certain non-U.S. tax jurisdictions, the primary benefit of which will expire in 2024. The tax reductions as compared to the local statutory rates were $77.4 million ($0.32 per diluted share), $59.1 million ($0.25 per diluted share), and $68.3 million ($0.31 per diluted share) for the years ended December 31, 2016, 2015, and 2014, respectively.

Our DR branch receives tax incentives, including an exemption from paying DR income taxes, under a Free Trade Zone law. Effective November 9, 2012, DR enacted a law which, among other tax provisions, would apply a 10% withholding tax on dividends or branch remittances from a Free Trade Zone company to its shareholder(s). The DR withholding tax provision was, however, contingent upon certain future events. On October 5, 2016, the DR Ministry of Finance published a notification confirming that the 10% withholding tax on branch remittances would be due and payable by DR Free Trade Zone companies for dividends and remittances paid on or after October 5, 2016. As a result, we expect this action will increase our effective tax rate in 2017; however, the amount is not expected to have a material impact on our results of operations.

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

As of December 31, 2016, cash and cash equivalents and short-term investments held in the United States and outside the United States were $214.1 million and $1,057.0 million, respectively. We believe that cash held in the United States, in addition to amounts available under credit facilities and cash from operations, are sufficient to fund our United States operating requirements for the next twelve months. Cash and cash equivalents and short-term investments held outside the United States, the majority of which relates to undistributed earnings of our foreign subsidiaries, which are considered by us to be indefinitely reinvested, have historically been used to fund international operations and acquire businesses and assets outside of the United States. We consider making short-term loans of cash held outside the United States to the United States from time to time based on facts and circumstances. The permanent repatriations of cash and cash equivalents and short-term investments held outside the United States are subject to restrictions in certain jurisdictions, and may be subject to withholding and other taxes. The potential tax liability related to any repatriation would be dependent on the facts and circumstances that exist at the time such repatriation is made and the complexities of the tax laws of the United States and the respective foreign jurisdictions.

On November 26, 2016, we entered into an agreement and plan of merger to acquire Valtech for approximately $340.0 million, subject to certain adjustments, in stock and cash to be paid at closing, with the potential for up to $350.0 million in additional pre-specified milestone-driven payments over the next 10 years. Our acquisition of Valtech closed on January 23, 2017, and we issued an aggregate of approximately 2.8 million shares of our common stock, and paid approximately $84.3 million in cash to holders of Valtech securities. Prior to the close of the transaction, Valtech spun off its early-stage transseptal mitral valve replacement technology program. We have an option to acquire that program and its associated intellectual property for approximately $200.0 million, subject to certain adjustments. For further information, see Note 7 to the "Consolidated Financial Statements."

In December 2015, we purchased an exclusive option to acquire Harpoon Medical, Inc. ("Harpoon Medical") for up to $250.0 million, depending upon the achievement of certain milestones and regulatory approvals. In December 2014, we purchased an exclusive option to acquire CardioKinetix, Inc. ("CardioKinetix") for up to $375.0 million, depending upon the achievement of certain milestones and regulatory approvals. For further information, see Note 6 to the "Consolidated Financial Statements."

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

We have a Five-Year Credit Agreement ("Credit Agreement") which provides up to an aggregate of $750.0 million in borrowings in multiple currencies. We may increase the amount available under the Credit Agreement, subject to agreement of the lenders, by up to an additional $250.0 million in the aggregate. As of December 31, 2016, borrowings of $225.0 million were outstanding under the Credit Agreement, and have been classified as long-term obligations in accordance with the terms of the Credit Agreement. In October 2013, we issued $600.0 million of 2.875% fixed-rate unsecured senior notes due October 15, 2018. As of December 31, 2016, the total carrying value of our long-term debt was $822.3 million. For further information on our long-term debt, see Note 9 to the "Consolidated Financial Statements."

We periodically repurchase shares of our common stock under share repurchase programs authorized by the Board of Directors. We consider several factors in determining when to execute share repurchases, including, among other things, expected dilution from stock plans, cash capacity, and the market price of our common stock. During 2016, under the Board authorized repurchase programs, we repurchased a total of 7.2 million shares at an aggregate cost of $646.5 million, including amounts purchased under accelerated share repurchase agreements, and as of December 31, 2016, we had remaining authority to purchase $1,031.0 million of our common stock. For further information, see Note 13 to the "Consolidated Financial Statements."

Consolidated Cash Flows - For the twelve months ended December 31, 2016, 2015, and 2014
Net cash flows provided by operating activities of $704.4 million for 2016 increased $154.7 million from 2015 due primarily to (1) improved operating performance and (2) lower supplier payments in 2016 compared to 2015, partially offset by (1) the impact of excess tax benefits from stock plans, primarily due to our increased stock price, and (2) an increase in accounts receivable due to increased sales, primarily in the United States.

Net cash flows provided by operating activities of $549.7 million for 2015 decreased $472.6 million from 2014 due primarily to (1) the $750.0 million upfront payment received from Medtronic under a litigation settlement agreement, and (2) a higher bonus payout in 2015 associated with 2014 performance. These decreases were partially offset by (1) income tax payments of $224.5 million made in 2014 related to the Medtronic settlement, (2) improved operating performance in 2015, and (3) the $50.0 million charitable contribution made in 2014 to the Edwards Lifesciences Foundation.

Net cash used in investing activities of $211.7 million in 2016 consisted primarily of capital expenditures of $176.1 million and $41.3 million for the acquisition of intangible assets.

Net cash used in investing activities of $316.1 million in 2015 consisted primarily of a $320.1 million net payment associated with the acquisition of CardiAQ, and capital expenditures of $102.7 million, partially offset by net proceeds from investments of $119.6 million.

Net cash used in investing activities of $633.0 million in 2014 consisted primarily of net purchases of investments of $527.4 million and capital expenditures of $82.9 million.

Net cash used in financing activities of $268.5 million in 2016 consisted primarily of purchases of treasury stock of $662.3 million, partially offset by (1) net proceeds from the issuance of debt of $222.1 million, (2) proceeds from stock plans of $103.3 million, and (3) the excess tax benefit from stock plans of $64.3 million.

Net cash used in financing activities of $158.6 million in 2015 consisted primarily of purchases of treasury stock of $280.1 million, partially offset by (1) proceeds from stock plans of $87.2 million, and (2) the excess tax benefit from stock plans of $41.3 million.

Net cash used in financing activities of $153.0 million in 2014 consisted primarily of purchases of treasury stock of $300.9 million, partially offset by (1) proceeds from stock plans of $113.3 million, and (2) the excess tax benefit from stock plans of $49.4 million (including the realization of previously unrealized excess tax benefits).

A summary of all of our contractual obligations and commercial commitments as of December 31, 2016 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Debt	$825.0	$—	$825.0	$—	$—
Operating leases	72.6	22.3	24.9	8.8	16.6
Interest on debt	30.8	16.4	14.4	—	—
Pension obligations (a)	6.1	6.1	—	—	—
Capital commitment obligations (b)	0.6	0.3	0.3	—	—
Purchase and other commitments	16.4	13.7	2.7	—	—
Total contractual cash obligations (c), (d)	$951.5	$58.8	$867.3	$8.8	$16.6
_______________________________________________________________________________

(a)
The amount included in "Less Than 1 Year" reflects anticipated contributions to our various pension plans. Anticipated contributions beyond one year are not determinable. The total accrued benefit liability for our pension plans recognized as of December 31, 2016 was $50.1 million. This amount is impacted by, among other items, pension expense funding levels, changes in plan demographics and assumptions, and investment returns on plan assets. Therefore, we are unable to make a reasonably reliable estimate of the amount and period in which the liability might be paid, and did not include this amount in the contractual obligations table. See Note 12 to the "Consolidated Financial Statements" for further information.

(b)
Capital commitment obligations consist primarily of cash that we are obligated to pay to our limited partnership and limited liability corporation investees. These investees make equity investments in various development stage biopharmaceutical and medical device companies, and it is not certain if and/or when these payments will be made.

(c)
As of December 31, 2016, the gross liability for uncertain tax positions, including interest, was $271.0 million. We have been pursuing an APA between the Switzerland and United States governments for the years 2009 through 2013 covering transfer pricing matters with the possibility of a roll-forward of the results to subsequent years. These transfer pricing matters are significant to our consolidated financial statements, and the final outcome of the negotiations is uncertain. Management believes that adequate amounts of tax and related penalty and interest have been provided in income tax expense for any adjustments that may result for our uncertain tax positions. We are unable to make a reasonably reliable estimate of the amount and period in which the liability might be paid, and did not include this amount in the contractual obligations table.

(d)
We acquire assets still in development, enter into research and development arrangements, acquire businesses, and sponsor certain clinical trials that often require milestone, royalty, or other future payments to third-parties, contingent upon the occurrence of certain future events. In situations where we have no ability to influence the achievement of the milestone or otherwise avoid the payment, we have included those payments in the table above. However, we have excluded from the table contingent milestone payments and other contingent liabilities for which we cannot reasonably predict future payments or for which we can avoid making payment by unilaterally deciding to stop development of a product or cease progress of a clinical trial. We estimate that these contingent payments could be up to approximately $510.0 million if all milestones or other contingent obligations were met. Included in this amount is $350.0 million of contingent obligations related to our acquisition of Valtech, which may be paid through a combination of cash and issuance of common stock. In addition, the Valtech acquisition closed in January 2017, and the consideration paid included the issuance of approximately 2.8 million shares of our common stock (fair value of $266.5 million) and cash of $84.3 million, which has not been included in the above table.

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

On a quarterly basis, we revalue these obligations and record changes in their fair value as an adjustment to earnings. Changes to contingent consideration obligations can result from adjustments to discount rates, accretion of the discount rates due to the passage of time, changes in our estimates of the likelihood or timing of achieving development or commercial milestones, changes in the probability of certain clinical events, or changes in the assumed probability associated with regulatory approval.

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

Stock-based Compensation

We measure and recognize compensation expense for all stock-based awards based on estimated fair values. Stock-based awards consist of stock options, service-based restricted stock units, market-based restricted stock units, performance-based restricted stock units, and employee stock purchase subscriptions. The fair value of each option award and employee stock purchase subscription is estimated on the date of grant using the Black-Scholes option valuation model. The fair value of market-based restricted stock units is determined using a Monte Carlo simulation model, which uses multiple input variables to determine the probability of satisfying the market condition requirements. The Black-Scholes and Monte Carlo models require various highly judgmental assumptions, including stock price volatility, risk-free interest rate, and expected option term. For performance-based restricted stock units, expense is recognized if and when we conclude that it is probable that the performance condition will be achieved, which requires judgment. Stock-based compensation expense is recorded net of estimated forfeitures. Judgment is required in estimating the stock awards that will ultimately be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations would be impacted.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. Our investment strategy is focused on preserving capital and supporting our liquidity requirements, while earning a reasonable market return. We invest in a variety of fixed-rate debt securities, primarily time deposits, commercial paper, U.S. government and agency securities, asset-backed securities, corporate debt securities, and municipal debt securities. The market value of our investments may decline if current market interest rates rise. As of December 31, 2016, we had $839.2 million of investments in fixed-rate debt securities which had an average remaining term to maturity of approximately 1.1 years. Taking into consideration the average maturity of our fixed-rate debt securities, a hypothetical 0.5% to 1.0% absolute increase in interest rates at December 31, 2016 would have resulted in a $4.8 million to $9.5 million decrease in the fair value of these investments. Such a decrease would only result in a realized loss if we choose or are forced to sell the investments before the scheduled maturity, which we currently do not anticipate.

We are also exposed to interest rate risk on our debt obligations. As of December 31, 2016, we had $600.0 million of Notes outstanding that carry a fixed rate, and also had available a $750.0 million Credit Agreement that carries a variable interest rate based on the London interbank offered rate ("LIBOR"). As of December 31, 2016, borrowings of $225.0 million were outstanding under the Credit Agreement. To diversify our interest rate risk, we entered into interest rate swaps with an aggregate notional amount of $300.0 million. The critical terms of the swaps match the critical terms of $300.0 million of the aggregate principal amount of the Notes, effectively converting that portion of the fixed-rate issue to a floating variable rate based on a 6-month LIBOR benchmark. Based on our year end 2016 variable debt levels, a hypothetical 1.0% absolute increase in our floating market interest rates would increase our interest expense by approximately $5.3 million, most of which would be offset by increased returns on our short-term investments. The impact on net interest would be immaterial to our financial condition and results of operations. As of December 31, 2016, a hypothetical 1.0% absolute increase in market interest rates would decrease the fair value of the fixed-rate debt by approximately $10.4 million. This hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt.

For more information related to outstanding debt obligations, see Note 9 to the "Consolidated Financial Statements."

Currency Risk

We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances and results of our non-United States subsidiaries into United States dollars, currency gains and losses related to intercompany and third-party transactions denominated in currencies other than a location's functional currency, and currency gains and losses associated with intercompany loans. Our principal currency exposures relate to the Euro and the Japanese yen. Our objective is to minimize the volatility of our exposure to these risks through a combination of normal operating and financing activities and the use of derivative financial instruments in the form of foreign currency forward exchange contracts and foreign currency options contracts. The total notional amount of our derivative financial instruments entered into for foreign currency management purposes at December 31, 2016 was $949.7 million. A hypothetical 10% increase/decrease in the value of the United States dollar against all hedged currencies would increase/decrease the fair value of these derivative contracts by $66.0 million. Any gains or losses on the fair value of derivative contracts would generally be offset by gains and losses on the underlying transactions, so the net impact would not be significant to our financial condition or results of operations.

For more information related to outstanding foreign exchange contracts, see Note 2 and Note 11 to the "Consolidated Financial Statements."

Credit Risk

Derivative financial instruments involve credit risk in the event the financial institution counterparty should default. It is our policy to execute such instruments with major financial institutions that we believe to be creditworthy. At December 31, 2016, all derivative financial instruments were with bank counterparties assigned investment grade ratings by national rating agencies. We further diversify our derivative financial instruments among counterparties to minimize exposure to any one of these entities. We have not experienced a counterparty default and do not anticipate any non-performance by our current derivative counterparties.

Concentrations of Risk

We invest excess cash in a variety of fixed-rate debt securities, and diversify the investments between financial institutions. Our investment policy limits the amount of credit exposure to any one issuer.

In the normal course of business, we provide credit to customers in the health care industry, perform credit evaluations of these customers, and maintain allowances for potential credit losses, which have historically been adequate compared to actual losses. In 2016, we had no customers that represented 10% or more of our total net sales or accounts receivable, net.

Investment Risk

We are exposed to investment risks related to changes in the underlying financial condition and credit capacity of certain of our investments. As of December 31, 2016, we had $839.2 million of investments in fixed-rate debt securities of various companies, of which $498.2 million were long-term. In addition, we had $33.9 million of investments in equity instruments of public and private companies. Should these companies experience a decline in financial condition or credit capacity, or fail to meet certain development milestones, a decline in the investments' values may occur, resulting in unrealized or realized losses.

Item 8.    Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Edwards Lifesciences Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Edwards Lifesciences Corporation and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Irvine, California
February 17, 2017

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except par value)

	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$930.1	$718.4
Short-term investments (Note 6)	341.0	506.3
Accounts receivable, net (Note 5)	365.5	315.4
Other receivables	49.1	56.4
Inventories (Note 5)	396.6	339.9
Prepaid expenses	45.9	45.1
Other current assets	111.8	66.4
Total current assets	2,240.0	2,047.9
Long-term investments (Note 6)	532.1	379.9
Property, plant, and equipment, net (Note 5)	580.0	482.5
Goodwill (Note 8)	626.1	628.3
Other intangible assets, net (Note 8)	204.8	205.4
Deferred income taxes	203.8	180.5
Other assets	123.2	131.8
Total assets	$4,510.0	$4,056.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$97.1	$63.9
Accrued and other liabilities (Note 5)	435.4	412.3
Total current liabilities	532.5	476.2
Long-term debt (Note 9)	822.3	596.9
Uncertain tax positions (Note 16)	229.8	194.7
Other long-term liabilities	306.4	285.4
Commitments and contingencies (Notes 9 and 17)
Stockholders' equity (Note 13)
Preferred stock, $.01 par value, authorized 50.0 shares, no shares outstanding	—	—
Common stock, $1.00 par value, 350.0 shares authorized, 242.6 and 239.1 shares issued, and 211.6 and 215.4 shares outstanding, respectively	242.6	239.1
Additional paid-in capital	1,167.8	946.8
Retained earnings	3,906.3	3,336.8
Accumulated other comprehensive loss	(198.4)	(182.6)
Treasury stock, at cost, 31.0 and 23.7 shares, respectively	(2,499.3)	(1,837.0)
Total stockholders' equity	2,619.0	2,503.1
Total liabilities and stockholders' equity	$4,510.0	$4,056.3

The accompanying notes are an integral part of these consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share information)

	Years Ended December 31,
	2016	2015	2014
Net sales	$2,963.7	$2,493.7	$2,322.9
Cost of sales	797.4	617.2	625.6
Gross profit	2,166.3	1,876.5	1,697.3
Selling, general, and administrative expenses	904.7	850.7	858.0
Research and development expenses	443.3	383.1	346.5
Intellectual property litigation expenses (income), net (Note 3)	32.6	7.0	(740.4)
Special charges (Note 4)	34.5	—	70.7
Interest expense	19.2	17.2	17.2
Interest income	(10.8)	(7.9)	(6.4)
Other expense, net (Note 15)	4.9	4.0	7.7
Income before provision for income taxes	737.9	622.4	1,144.0
Provision for income taxes (Note 16)	168.4	127.5	332.9
Net income	$569.5	$494.9	$811.1
Share information (Note 2):
Earnings per share:
Basic	$2.67	$2.30	$3.81
Diluted	$2.61	$2.25	$3.74
Weighted-average number of common shares outstanding:
Basic	213.0	215.5	213.0
Diluted	217.8	220.3	217.0

   The accompanying notes are an integral part of these consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Years Ended December 31,
	2016	2015	2014
Net income	$569.5	$494.9	$811.1
Other comprehensive loss, net of tax (Note 14):
Foreign currency translation adjustments	(16.1)	(65.1)	(96.2)
Unrealized gain (loss) on cash flow hedges	4.9	(20.5)	28.8
Defined benefit pension plans—net actuarial (loss) gain and other	(6.2)	5.4	(5.6)
Unrealized gain (loss) on available-for-sale investments	0.5	(2.6)	(0.3)
Reclassification of net realized investment loss to earnings	1.1	1.1	—
Other comprehensive loss, net of tax	(15.8)	(81.7)	(73.3)
Comprehensive income	$553.7	$413.2	$737.8

The accompanying notes are an integral part of these consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net income	$569.5	$494.9	$811.1
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	71.2	65.8	68.6
Stock-based compensation (Notes 2 and 13)	56.9	49.9	48.3
Excess tax benefit from stock plans (Notes 2 and 13)	(64.3)	(41.3)	(49.4)
Deferred income taxes	(37.4)	(95.0)	(71.1)
Purchased in-process research and development (Note 4)	34.5	—	10.6
Other	7.9	11.0	13.9
Changes in operating assets and liabilities:
Accounts and other receivables, net	(56.7)	(38.3)	(26.8)
Inventories	(65.6)	(67.7)	(30.5)
Accounts payable and accrued liabilities	74.0	29.4	112.9
Income taxes	105.1	134.5	128.1
Prepaid expenses and other current assets	(12.6)	(0.2)	(0.9)
Other	21.9	6.7	7.5
Net cash provided by operating activities	704.4	549.7	1,022.3
Cash flows from investing activities
Capital expenditures	(176.1)	(102.7)	(82.9)
Purchases of held-to-maturity investments (Note 6)	(594.7)	(928.5)	(1,956.4)
Proceeds from held-to-maturity investments (Note 6)	852.5	1,260.1	1,611.2
Purchases of available-for-sale investments (Note 6)	(470.4)	(380.3)	(160.4)
Proceeds from available-for-sale investments (Note 6)	232.6	179.6	1.7
Investments in unconsolidated affiliates (Note 6)	(7.6)	(5.1)	(11.2)
Proceeds from unconsolidated affiliates (Note 6)	1.9	3.0	2.1
Investments in trading securities, net	(9.8)	(9.2)	(14.4)
Acquisitions (Notes 7 and 8)	—	(331.6)	(15.0)
Investments in intangible assets and in-process research and development	(41.3)	(3.8)	(10.8)
Proceeds from sale of assets	2.4	2.4	3.1
Other	(1.2)	—	—
Net cash used in investing activities	(211.7)	(316.1)	(633.0)
Cash flows from financing activities
Proceeds from issuance of debt	253.5	31.4	226.3
Payments on debt and capital lease obligations	(31.4)	(29.5)	(239.0)
Purchases of treasury stock	(662.3)	(280.1)	(300.9)
Proceeds from stock plans	103.3	87.2	113.3
Excess tax benefit from stock plans (Notes 2 and 13)	64.3	41.3	49.4
Other	4.1	(8.9)	(2.1)
Net cash used in financing activities	(268.5)	(158.6)	(153.0)
Effect of currency exchange rate changes on cash and cash equivalents	(12.5)	(10.4)	(2.9)
Net increase in cash and cash equivalents	211.7	64.6	233.4
Cash and cash equivalents at beginning of year	718.4	653.8	420.4
Cash and cash equivalents at end of year	$930.1	$718.4	$653.8
Supplemental disclosures:
Cash paid during the year for:
Interest	$16.1	$14.1	$15.5
Income taxes	$99.9	$86.9	$274.7
Non-cash investing and financing transactions:
Capital expenditures accruals	$22.7	$15.1	$8.3
Capital additions transferred from inventory	$3.8	$3.0	$4.0
Capital lease obligations incurred	$0.4	$—	$13.3

The accompanying notes are an integral part of these consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in millions)

	Common Stock		Treasury Stock
	Shares	Par Value	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
BALANCE AT DECEMBER 31, 2013	126.0	$126.0	16.7	$(1,256.0)	$671.2	$2,030.8	$(27.6)	$1,544.4
Net income						811.1		811.1
Other comprehensive loss, net of tax							(73.3)	(73.3)
Common stock issued under equity plans, including tax benefits	2.9	2.9			158.9			161.8
Stock-based compensation expense					48.3			48.3
Purchases of treasury stock			4.4	(300.9)				(300.9)
BALANCE AT DECEMBER 31, 2014	128.9	128.9	21.1	(1,556.9)	878.4	2,841.9	(100.9)	2,191.4
Net income						494.9		494.9
Other comprehensive loss, net of tax							(81.7)	(81.7)
Common stock issued under equity plans, including tax benefits	2.0	2.0			126.7			128.7
Stock-based compensation expense					49.9			49.9
Purchases of treasury stock			2.6	(280.1)				(280.1)
Stock issued to effect stock split	108.2	108.2			(108.2)			—
BALANCE AT DECEMBER 31, 2015	239.1	239.1	23.7	(1,837.0)	946.8	3,336.8	(182.6)	2,503.1
Net income						569.5		569.5
Other comprehensive loss, net of tax							(15.8)	(15.8)
Common stock issued under equity plans, including tax benefits	3.5	3.5			164.1			167.6
Stock-based compensation expense					56.9			56.9
Purchases of treasury stock			7.3	(662.3)				(662.3)
BALANCE AT DECEMBER 31, 2016	242.6	$242.6	31.0	$(2,499.3)	$1,167.8	$3,906.3	$(198.4)	$2,619.0

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

Shipping and Handling Costs

Shipping costs, which are costs incurred to physically move product from the Company's premises to the customer's premises, are included in "Selling, General, and Administrative Expenses." Handling costs, which are costs incurred to store, move, and prepare products for shipment, are included in "Cost of Sales." For the years ended December 31, 2016, 2015, and 2014, shipping costs of $64.1 million, $58.8 million, and $60.5 million, respectively, were included in "Selling, General, and Administrative Expenses."

Cash Equivalents

The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. These investments are valued at cost, which approximates fair value.

Investments

The Company invests its excess cash in fixed-rate debt securities, including time deposits, commercial paper, U.S. government and agency securities, asset-backed securities, corporate debt securities, and municipal debt securities. Investments with maturities of one year or less are classified as short-term, and investments with maturities greater than one year are classified as long-term. Investments that the Company has the ability and intent to hold until maturity are classified as held-to-maturity and carried at amortized cost. Investments that are classified as available-for-sale are carried at fair value with unrealized gains and losses included in "Accumulated Other Comprehensive Loss." The Company determines the appropriate classification of its investments in fixed-rate debt securities at the time of purchase and reevaluates such designation at each balance sheet date.

The Company also has long-term equity investments in companies that are in various stages of development. These investments are designated as available-for-sale. Other investments in unconsolidated affiliates are accounted for under the cost or the equity method of accounting, as appropriate. The Company accounts for investments in limited partnerships or limited liability corporations, whereby the Company owns a minimum of 5% of the investee's outstanding voting stock, under the equity method of accounting. These investments are recorded at the amount of the Company's investment and adjusted each period for the Company's share of the investee's income or loss, and dividends paid. As investments accounted for under the cost method do not have readily determinable fair values, the Company only estimates fair value if there are identified events or changes in circumstances that could have a significant adverse effect on the investment's fair value.

Realized gains and losses on investments that are sold are determined using the specific identification method, or the first-in, first-out method, depending on the investment type, and recorded to "Other Expense, net." Income relating to investments in fixed-rate debt securities is recorded to "Interest Income."

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

Allowance for Doubtful Accounts

The Company records allowances for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions. When evaluating its allowances for doubtful accounts related to receivables from customers in certain European countries that have historically paid beyond the stated terms, the Company's analysis considers a number of factors including evidence of the customer's ability to comply with credit terms, economic conditions, and procedures implemented by the Company to collect the historical receivables. Additional allowances for doubtful accounts may be required if there is deterioration in past due balances, if economic conditions are less favorable than the Company has anticipated, or for customer-specific circumstances, such as financial difficulty. The allowance for doubtful accounts related to both short-term and long-term receivables was $12.8 million and $13.1 million at December 31, 2016 and 2015, respectively.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market value. Market value for raw materials is based on replacement costs, and for other inventory classifications is based on net realizable value.

A write-down for excess or slow moving inventory is recorded for inventory which is obsolete, nearing its expiration date (generally triggered at six months prior to expiration), is damaged, or slow moving (generally defined as quantities in excess of a two-year supply). The allowance for excess and slow moving inventory was $29.1 million and $30.1 million at December 31, 2016 and 2015, respectively.

The Company allocates to inventory general and administrative costs that are related to the production process. These costs include insurance, manufacturing accounting personnel, human resources personnel, and information technology. During the years ended December 31, 2016, 2015, and 2014, the Company allocated $37.2 million, $30.6 million, and $29.1 million, respectively, of general and administrative costs to inventory. General and administrative costs included in inventory at December 31, 2016 and 2015 were $22.9 million and $16.8 million, respectively.

At December 31, 2016 and 2015, approximately $64.2 million and $58.8 million, respectively, of the Company's finished goods inventories were held on consignment.

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost. Depreciation is principally calculated for financial reporting purposes on the straight-line method over the estimated useful lives of the related assets, which range from 10 to 40 years for buildings and improvements, from 3 to 15 years for machinery and equipment, and from 3 to 7 years for software. Leasehold improvements are amortized over the life of the related facility leases or the asset, whichever is shorter. Straight-line and accelerated methods of depreciation are used for income tax purposes.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Depreciation expense for property, plant, and equipment was $63.6 million, $58.7 million, and $57.5 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Impairment of Goodwill and Long-lived Assets

Goodwill is reviewed for impairment annually in the fourth quarter of each fiscal year or whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. The Company identifies its reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including existing goodwill, to those reporting units. The fair value of the reporting unit is estimated based on the Company's market capitalization and a market revenue multiple. If the carrying value of the reporting unit exceeds its estimated fair value, then the Company measures the amount of the impairment loss by comparing the implied fair value of goodwill to its carrying value. In 2016, 2015, and 2014, the Company did not record any impairment loss as the fair value of each reporting unit significantly exceeded its respective carrying value.

Indefinite-lived intangible assets relate to in-process research and development ("IPR&D") acquired in business combinations. The estimated fair values of IPR&D projects acquired in a business combination which have not reached technological feasibility are capitalized and accounted for as indefinite-lived intangible assets subject to impairment testing until completion or abandonment of the projects. Upon successful completion of the project, the capitalized amount is amortized over its estimated useful life. If the project is abandoned, all remaining capitalized amounts are written off immediately. Indefinite-lived intangible assets are reviewed for impairment annually, or whenever an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment loss is recognized when the asset's carrying value exceeds its fair value. IPR&D projects acquired in an asset acquisition are expensed unless the project has an alternative future use. In 2016, 2015, and 2014, the Company did not record any impairment loss related to its IPR&D assets.

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

The table below presents the computation of basic and diluted earnings per share (in millions, except for per share information):

	Years Ended December 31,
	2016	2015	2014
Basic:
Net income	$569.5	$494.9	$811.1
Weighted-average shares outstanding	213.0	215.5	213.0
Basic earnings per share	$2.67	$2.30	$3.81
Diluted:
Net income	$569.5	$494.9	$811.1
Weighted-average shares outstanding	213.0	215.5	213.0
Dilutive effect of stock plans	4.8	4.8	4.0
Dilutive weighted-average shares outstanding	217.8	220.3	217.0
Diluted earnings per share	$2.61	$2.25	$3.74

Stock options and restricted stock units to purchase approximately 0.9 million, 1.4 million, and 4.8 million shares for the years ended December 31, 2016, 2015, and 2014, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

Stock-based Compensation

The Company measures and recognizes compensation expense for all stock-based awards based on estimated fair values. Stock-based awards consist of stock options, restricted stock units (service-based, market-based, and performance-based), and employee stock purchase subscriptions. Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period (vesting period) on a straight-line basis. For performance-based restricted stock units, the Company recognizes stock-based compensation expense if and when the Company concludes that it is probable that the performance condition will be achieved, net of estimated forfeitures. The Company reassesses the probability of vesting at each quarter end and adjusts the stock-based compensation expense based on its probability assessment. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

actual forfeitures differ from those estimates. Upon exercise of stock options or vesting of restricted stock units, the Company issues common stock.

Total stock-based compensation expense was as follows (in millions):

	Years Ended December 31,
	2016	2015	2014
Cost of sales	$8.4	$6.8	$6.1
Selling, general, and administrative expenses	38.0	34.3	34.9
Research and development expenses	10.5	8.8	7.3
Total stock-based compensation expense	$56.9	$49.9	$48.3

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

All derivative financial instruments are recognized at fair value in the consolidated balance sheets. For each derivative instrument that is designated and effective as a fair value hedge, the gain or loss on the derivative is recognized immediately to earnings, and offsets the loss or gain on the underlying hedged item. The gain or loss on fair value hedges is classified in net interest expense, as they hedge the interest rate risk associated with the Company's fixed-rate debt. The Company reports in "Accumulated Other Comprehensive Loss" the effective portion of the gain or loss on derivative financial instruments that are designated, and that qualify, as cash flow hedges. The Company reclassifies these gains and losses into earnings in the same period in which the underlying hedged transactions affect earnings. The effective portions of net investment hedges are reported in "Accumulated Other Comprehensive Loss" as a part of the cumulative translation adjustment, and would be reclassified into earnings if the underlying net investment is sold or substantially liquidated. The ineffective portions of cash flow hedges and net investment hedges are recorded in current period earnings. During 2016, 2015, and 2014, the Company did not record any gains or losses due to hedge ineffectiveness. The gains and losses on derivative financial instruments for which the Company does not elect hedge accounting treatment are recognized in the consolidated statements of operations in each period based upon the change in the fair value of the derivative financial instrument. Cash flows from net investment hedges are reported as

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

investing activities in the consolidated statements of cash flows, and cash flows from all other derivative financial instruments are reported as operating activities.

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

New Accounting Standards Not Yet Adopted

In January 2017, the FASB issued an amendment to the guidance on intangible assets. The amendment simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. Instead, under this amendment, an entity performs its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The guidance is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of this guidance will impact its consolidated financial statements.

In January 2017, the FASB issued an amendment to the guidance on business combinations. The amendment clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods.

In August 2016, the FASB issued an amendment to the guidance on the statement of cash flows. The standard addresses eight specific cash flow issues, and is intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years with early adoption permitted. This guidance will impact how the Company classifies contingent consideration payments made after a business combination. Contingent consideration payments that are not made soon after the acquisition date will be classified as a financing activity up to the amount of the contingent consideration liability recognized at the acquisition date, with any excess classified as an operating activity. The Company does not expect the adoption of the other provisions of this guidance will have a material impact on its consolidated financial statements.

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

In May 2014, the FASB issued an update to the accounting guidance on revenue recognition. The new guidance provides a comprehensive, principles-based approach to revenue recognition, and supersedes most previous revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires improved disclosures on the nature, amount, timing, and uncertainty of revenue that is recognized. In August 2015, the FASB issued an update to the guidance to defer the effective date by one year, such that the new standard will be effective for annual reporting periods beginning after December 15, 2017 and interim periods therein. The new guidance can be applied retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of the change recognized at the date of the initial application. The Company is assessing all of the potential impacts of the revenue recognition guidance and has not yet selected an adoption method. The Company will adopt the new guidance effective January 1, 2018.

Although the Company has not yet completed its assessment of the new revenue recognition guidance, the Company's analysis of contracts related to the sale of its heart valve therapy products under the new revenue recognition guidance supports the recognition of revenue at a point-in-time, which is consistent with its current revenue recognition model. Heart valve therapy sales accounted for approximately 80% of the Company's sales for the year ended December 31, 2016. The Company is currently assessing the potential impact of the guidance on contracts related to the sale of its critical care products, specifically sales outside of the United States.

3.    INTELLECTUAL PROPERTY LITIGATION EXPENSES (INCOME), NET

In May 2014, the Company entered into an agreement with Medtronic, Inc. and its affiliates ("Medtronic") to settle all outstanding patent litigation between the companies, including all cases related to transcatheter heart valves. Pursuant to the agreement, all pending cases or appeals in courts and patent offices worldwide have been dismissed, and the parties will not litigate patent disputes with each other in the field of transcatheter valves for the eight-year term of the agreement. Under the terms of a patent cross-license that is part of the agreement, Medtronic made a one-time, upfront payment to the Company for past damages in the amount of $750.0 million. In addition, Medtronic will pay the Company quarterly license royalty payments through April 2022. For sales in the United States, subject to certain conditions, the royalty payments will be based on a percentage of Medtronic's sales of transcatheter aortic valves, with a minimum annual payment of $40.0 million and a maximum annual payment of $60.0 million. A separate royalty payment will be calculated based on sales of Medtronic transcatheter aortic valves manufactured in the United States but sold elsewhere.

The Company accounted for the settlement agreement as a multiple-element arrangement and allocated the total consideration to the identifiable elements based upon their relative fair value. The consideration assigned to each element was as follows (in millions):

Past damages	$754.3
License agreement	238.0
Covenant not to sue	77.7
Total	$1,070.0

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.    INTELLECTUAL PROPERTY LITIGATION EXPENSES (INCOME), NET (Continued)

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

The Company incurred external legal costs related to intellectual property litigation of $32.6 million, $7.0 million, and $9.6 million during 2016, 2015, and 2014, respectively. The increase in intellectual property litigation expenses in 2016 was primarily due to the resolution of an intellectual property litigation matter, and the increased costs associated with ongoing litigation in the United States and Europe.

4. SPECIAL CHARGES

	Years Ended December 31,
	2016	2015	2014
	(in millions)
Acquisition of IPR&D	$34.5	$—	$10.2
Charitable foundation contribution	—	—	50.0
Settlement	—	—	7.5
Asset write-down	—	—	3.0
Total special charges	$34.5	$—	$70.7

Acquisition of IPR&D

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

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. SPECIAL CHARGES (Continued)

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

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Components of selected captions in the consolidated balance sheets are as follows:

	As of December 31,
	2016	2015
	(in millions)
Accounts receivable, net
Trade accounts receivable	$374.5	$322.2
Allowance for doubtful accounts	(9.0)	(6.8)
	$365.5	$315.4
Inventories
Raw materials	$60.6	$63.8
Work in process	102.4	64.1
Finished products	233.6	212.0
	$396.6	$339.9
Property, plant, and equipment, net
Land	$30.1	$25.1
Buildings and leasehold improvements	367.2	293.4
Machinery and equipment	346.5	328.6
Equipment with customers	37.4	34.6
Software	100.6	97.4
Construction in progress	79.6	75.2
	961.4	854.3
Accumulated depreciation	(381.4)	(371.8)
	$580.0	$482.5
Accrued and other liabilities
Employee compensation and withholdings	$216.1	$209.4
Research and development accruals	40.0	38.6
Property, payroll, and other taxes	35.3	34.5
Accrued rebates	36.1	23.9
Accrued marketing expenses	12.6	9.6
Taxes payable	5.9	14.5
Litigation reserves (Note 17)	7.8	5.6
Fair value of derivatives	3.3	4.2
Other accrued liabilities	78.3	72.0
	$435.4	$412.3

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INVESTMENTS

Debt Securities

Investments in debt securities at the end of each period were as follows (in millions):

	December 31, 2016				December 31, 2015
Held-to-maturity	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Bank time deposits	$217.0	$—	$—	$217.0	$440.1	$—	$—	$440.1
U.S. government and agency securities	16.1	—	(0.1)	16.0	32.5	—	(0.2)	32.3
Asset-backed securities	0.3	—	—	0.3	1.2	—	—	1.2
Corporate debt securities	3.0	—	—	3.0	16.4	—	—	16.4
Municipal securities	1.9	—	—	1.9	5.2	—	—	5.2
	$238.3	$—	$(0.1)	$238.2	$495.4	$—	$(0.2)	$495.2

Available-for-sale
Commercial paper	$35.4	$—	$—	$35.4	$28.1	$—	$—	$28.1
U.S. government and agency securities	143.4	—	(0.7)	142.7	38.7	—	(0.2)	38.5
Asset-backed securities	86.0	—	(0.2)	85.8	62.8	—	(0.2)	62.6
Corporate debt securities	333.6	0.4	(1.5)	332.5	230.0	—	(1.3)	228.7
Municipal securities	4.6	—	(0.1)	4.5	4.7	—	—	4.7
	$603.0	$0.4	$(2.5)	$600.9	$364.3	$—	$(1.7)	$362.6

The cost and fair value of investments in debt securities, by contractual maturity, as of December 31, 2016 were as follows:

	Held-to-Maturity		Available-for-Sale
	Cost	Fair Value	Cost	Fair Value
	(in millions)
Due in 1 year or less	$230.9	$230.9	$110.2	$110.1
Due after 1 year through 5 years	—	—	406.9	405.1
Instruments not due at a single maturity date	7.4	7.3	85.9	85.7
	$238.3	$238.2	$603.0	$600.9

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. INVESTMENTS (Continued)

Investments in Unconsolidated Affiliates

The Company has a number of equity investments in privately and publicly held companies. Investments in these unconsolidated affiliates are recorded in "Long-term Investments" on the consolidated balance sheets, and are as follows:

	December 31,
	2016	2015
	(in millions)
Available-for-sale investments
Cost	$—	$—
Unrealized gains	0.1	0.2
Fair value of available-for-sale investments	0.1	0.2
Equity method investments
Cost	9.5	10.9
Equity in losses	(3.9)	(4.2)
Carrying value of equity method investments	5.6	6.7
Cost method investments
Carrying value of cost method investments	28.2	21.3
Total investments in unconsolidated affiliates	$33.9	$28.2

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

During 2016, 2015, and 2014, the gross realized gains or losses from sales of available-for-sale investments were not material.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.    ACQUISITIONS

Valtech Cardio Ltd.

On November 26, 2016, the Company entered into an agreement and plan of merger to acquire Valtech Cardio Ltd. ("Valtech") for approximately $340.0 million, subject to certain adjustments, with the potential for up to an additional $350.0 million in pre-specified milestone-driven payments over the next 10 years. The transaction closed on January 23, 2017, and the consideration paid included the issuance of approximately 2.8 million shares of the Company's common stock (fair value of $266.5 million) and cash of $84.3 million. Acquisition-related costs of $4.1 million were recorded in “Selling, General, and Administrative Expenses” during the year ended December 31, 2016. Prior to the close of the transaction, Valtech spun off its early-stage transseptal mitral valve replacement technology program. Concurrent with the closing, the Company entered into an agreement for an exclusive option to acquire that program and its associated intellectual property for approximately $200.0 million, subject to certain adjustments. The option expires 2 years after the closing date of the transaction, but can be extended by up to a year depending on the results of certain clinical trials. The initial purchase accounting for this transaction has not yet been completed given the short period of time between the acquisition date and the issuance of these financial statements.

Valtech is a developer of a transcatheter mitral and tricuspid valve repair system. The Company plans to add this technology to its portfolio of mitral and tricuspid repair products. The acquisition will be accounted for as a business combination, and is expected to consist primarily of goodwill, developed technology, and in-process research and development. The Company is in the process of evaluating the potential impact of the business combination on its consolidated financial statements.

CardiAQ Valve Technologies, Inc.

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

In connection with the acquisition, the Company placed $30.0 million of the purchase price into escrow to satisfy any claims for indemnification made in accordance with the merger agreement. Pending resolution of an outstanding claim under the agreement and plan of merger, any remaining funds will be disbursed to CardiAQ’s former shareholders. Acquisition-related costs of $1.2 million were recorded in “Selling, General, and Administrative Expenses” during the year ended December 31, 2015.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.    ACQUISITIONS (Continued)

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

Goodwill includes expected synergies and other benefits the Company believes will result from the acquisition. Goodwill was assigned to the Company’s United States segment and is not deductible for tax purposes. IPR&D has been capitalized at fair value as an intangible asset with an indefinite life and will be assessed for impairment in subsequent periods. The fair value of the IPR&D was determined using the income approach. This approach determines fair value based on cash flow projections which are discounted to present value using a risk-adjusted rate of return. The discount rate used to determine the fair value of the IPR&D was 16.5%. Completion of successful design developments, bench testing, pre-clinical studies and human clinical studies are required prior to selling any product. The risks and uncertainties associated with completing development within a reasonable period of time include those related to the design, development, and manufacturability of the product, the success of pre-clinical and clinical studies, and the timing of regulatory approvals. The valuation assumed $97.7 million of additional research and development expenditures would be incurred prior to the date of product introduction, and the Company does not currently anticipate significant changes to forecasted research and development expenditures associated with the CardiAQ program. The Company's valuation model also assumed net cash inflows would commence in late 2018, if successful clinical trial experiences lead to a CE mark approval. Upon completion of development, the underlying research and development intangible asset will be amortized over its estimated useful life. The Company disclosed in early February 2017 that it had voluntarily paused enrollment in its clinical trials for the Edwards-CardiAQ valve to perform further design validation testing on a feature of the valve.  This testing has been completed and, in collaboration with clinical investigators, the Company has decided to resume screening patients for enrollment in its clinical trials.

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

The changes in the carrying amount of goodwill, by segment, during the years ended December 31, 2016 and 2015 were as follows:

	United States	Europe	Total
	(in millions)
Goodwill at December 31, 2014	$308.3	$67.7	$376.0
Goodwill acquired during the year	258.9	—	258.9
Currency translation adjustment	—	(6.6)	(6.6)
Goodwill at December 31, 2015	567.2	61.1	628.3
Goodwill acquired during the year	—	—	—
Currency translation adjustment	—	(2.2)	(2.2)
Goodwill at December 31, 2016	$567.2	$58.9	$626.1

Other intangible assets consist of the following (in millions):

	December 31,
	2016			2015
	Cost	Accumulated Amortization	Net Carrying Value	Cost	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets
Patents	$187.6	$(177.0)	$10.6	$180.6	$(172.3)	$8.3
Developed technology	43.0	(39.6)	3.4	43.6	(37.9)	5.7
Other	9.8	(9.0)	0.8	10.0	(8.6)	1.4
	240.4	(225.6)	14.8	234.2	(218.8)	15.4
Unamortizable intangible assets
IPR&D	190.0	—	190.0	190.0	—	190.0
	$430.4	$(225.6)	$204.8	$424.2	$(218.8)	$205.4

Goodwill and IPR&D resulting from purchase business combinations are not subject to amortization. Other acquired intangible assets with definite lives are amortized on a straight-line basis over their expected useful lives. The Company expenses costs incurred to renew or extend the term of acquired intangible assets.

Amortization expense related to other intangible assets for the years ended December 31, 2016, 2015, and 2014 was $7.6 million, $7.1 million, and $8.4 million, respectively. Estimated amortization expense for each of the years ending December 31 is as follows (in millions):

2017	$7.3
2018	2.2
2019	1.7
2020	1.2
2021	1.0

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.    DEBT, CREDIT FACILITIES, AND LEASE OBLIGATIONS

In October 2013, the Company issued $600.0 million of fixed-rate unsecured senior notes (the "Notes"). Interest is payable semi-annually in arrears, with payment due in April and October. The Company may redeem the Notes, in whole or in part, at any time and from time to time at specified redemption prices. In addition, upon the occurrence of certain change of control triggering events, the Company may be required to repurchase all or a portion of the Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest. The Notes also include covenants that limit the Company's ability to incur secured indebtedness, enter into sale and leaseback transactions, and consolidate, merge, or transfer all or substantially all of its assets. The following is a summary of the Notes as of December 31, 2016 and 2015:

	December 31,
	2016		2015
	Amount	Effective Interest Rate	Amount	Effective Interest Rate
	(in millions)		(in millions)
Fixed-rate 2.875% notes due October 15, 2018	$600.0	2.983%	$600.0	2.983%
Unamortized discount	(1.2)		(1.7)
Unamortized debt issuance costs	(1.9)		(3.0)
Hedge accounting fair value adjustments (see Note 11)	0.4		1.6
Total carrying amount	$597.3		$596.9

As of December 31, 2016 and 2015, the fair value of the Notes, based on Level 2 inputs, was $609.6 million and $607.7 million, respectively. Issuance costs of $5.4 million, as well as the issuance discount on the Notes, are being amortized to interest expense over the term of the Notes.

The Company has a Five-Year Credit Agreement ("the Credit Agreement") which matures on July 18, 2019. The Credit Agreement provides up to an aggregate of $750.0 million in borrowings in multiple currencies. The Company may increase the amount available under the Credit Agreement, subject to agreement of the lenders, by up to an additional $250.0 million in the aggregate. Borrowings generally bear interest at the London interbank offered rate ("LIBOR") plus a spread ranging from 1.0% to 1.5%, depending on the leverage ratio, as defined in the Credit Agreement. The Company also pays a facility fee ranging from 0.125% to 0.25%, depending on the leverage ratio, on the entire credit commitment available, whether or not drawn. The facility fee is expensed as incurred. During 2016, the spread over LIBOR was 1.0% and the facility fee was 0.125%. Issuance costs of $3.0 million are being amortized to interest expense over the term of the Credit Agreement. As of December 31, 2016, borrowings of $225.0 million, which were drawn at the end of 2016, were outstanding under the Credit Agreement. All amounts outstanding under the Credit Agreement have been classified as long-term obligations in accordance with the terms of the Credit Agreement. The Credit Agreement is unsecured and contains various financial and other covenants, including a maximum leverage ratio and a minimum interest coverage ratio, as defined in the Credit Agreement. The Company was in compliance with all covenants at December 31, 2016.

The weighted-average interest rate under all debt obligations was 3.1% and 2.9% at December 31, 2016 and 2015, respectively.

Certain facilities and equipment are leased under operating leases expiring at various dates. Most of the operating leases contain renewal options. Total expense for all operating leases was $22.9 million, $22.5 million, and $22.9 million for the years 2016, 2015, and 2014, respectively.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9.    DEBT, CREDIT FACILITIES AND LEASE OBLIGATIONS (Continued)

Future minimum lease payments (including interest) under non-cancelable operating leases and aggregate debt maturities at December 31, 2016 were as follows (in millions):

	Operating Leases	Aggregate Debt Maturities
2017	$22.3	$—
2018	16.5	600.0
2019	8.4	225.0
2020	5.5	—
2021	3.3	—
Thereafter	16.6	—
Total obligations and commitments	$72.6	$825.0

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

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10.    FAIR VALUE MEASUREMENTS (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company's financial instruments which are measured at fair value on a recurring basis as of December 31, 2016 and 2015 (in millions):

December 31, 2016	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$44.1	$—	$—	$44.1
Available-for-sale investments:
Corporate debt securities	—	332.5	—	332.5
Asset-backed securities	—	85.8	—	85.8
U.S. government and agency securities	100.7	42.0	—	142.7
Commercial paper	—	35.4	—	35.4
Municipal securities	—	4.5	—	4.5
Equity investments in unconsolidated affiliates	0.1	—	—	0.1
Investments held for deferred compensation plans	46.0	—	—	46.0
Derivatives	—	35.2	—	35.2
	$190.9	$535.4	$—	$726.3
Liabilities
Derivatives	$—	$3.3	$—	$3.3
Deferred compensation plans	46.7	—	—	46.7
Contingent consideration obligation	—	—	31.6	31.6
	$46.7	$3.3	$31.6	$81.6

December 31, 2015
Assets
Cash equivalents	$3.5	$8.5	$—	$12.0
Available-for-sale investments:
Corporate debt securities	—	228.7	—	228.7
Asset-backed securities	—	62.6	—	62.6
U.S. government and agency securities	9.6	28.9	—	38.5
Commercial paper	—	28.1	—	28.1
Municipal securities	—	4.7	—	4.7
Equity investments in unconsolidated affiliates	0.1	—	—	0.1
Investments held for deferred compensation plans	35.3	—	—	35.3
Derivatives	—	23.3	—	23.3
	$48.5	$384.8	$—	$433.3
Liabilities
Derivatives	$—	$4.2	$—	$4.2
Deferred compensation plans	35.5	—	—	35.5
Contingent consideration obligation	—	—	30.5	30.5
	$35.5	$4.2	$30.5	$70.2

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10.    FAIR VALUE MEASUREMENTS (Continued)

The following table summarizes the changes in fair value of the contingent consideration obligation for the year ended December 31, 2016 (in millions):

Balance at December 31, 2015	$30.5
Additions	—
Changes in fair value (recorded in "Research and Development Expenses")	1.1
Balance at December 31, 2016	$31.6

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

Contingent Consideration Obligation
The Company recorded a contingent consideration obligation related to its acquisition of CardiAQ (Note 7). The $50.0 million contingent consideration obligation has been recorded at its estimated fair value, which was determined using a probability weighted discounted cash flow analysis that considered significant unobservable inputs. These inputs included a 1.9% discount rate used to present value the projected cash flows, a 65.0% probability of milestone achievement, and a projected payment date in 2018. The use of different assumptions could have a material effect on the estimated fair value amount.

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

	Notional Amount
	December 31, 2016	December 31, 2015
	(in millions)
Foreign currency forward exchange contracts	$949.7	$1,061.6
Interest rate swap agreements	300.0	300.0

The following table presents the location and fair value amounts of derivative instruments reported in the consolidated balance sheets (in millions):

		Fair Value
	Balance Sheet Location	December 31, 2016	December 31, 2015
Derivatives designated as hedging instruments
Assets
Foreign currency contracts	Other current assets	$28.6	$15.0
Interest rate swap agreements	Other assets	$0.4	$1.6
Liabilities
Foreign currency contracts	Accrued and other liabilities	$3.3	$4.2
Derivatives not designated as hedging instruments
Assets
Foreign currency contracts	Other current assets	$6.2	$—
Foreign currency contracts	Other assets	$—	$6.7

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

The following table presents the effect of master-netting agreements and rights of offset on the consolidated balance sheets (in millions):

				Gross Amounts Not Offset in the Consolidated Balance Sheet
		Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet
December 31, 2016	Gross Amounts			Financial Instruments	Cash Collateral Received	Net Amount
Derivative Assets
Foreign currency contracts	$34.8	$—	$34.8	$(3.3)	$—	$31.5
Interest rate swap agreements	$0.4	$—	$0.4	$—	$—	$0.4
Derivative Liabilities
Foreign currency contracts	$3.3	$—	$3.3	$(3.3)	$—	$—
December 31, 2015
Derivative Assets
Foreign currency contracts	$21.7	$—	$21.7	$(4.0)	$—	$17.7
Interest rate swap agreements	$1.6	$—	$1.6	$—	$—	$1.6
Derivative Liabilities
Foreign currency contracts	$4.2	$—	$4.2	$(4.0)	$—	$0.2

The following tables present the effect of derivative instruments on the consolidated statements of operations and consolidated statements of comprehensive income:

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income

	2016	2015		2016	2015
	(in millions)			(in millions)
Cash flow hedges
Foreign currency contracts	$16.1	$35.3	Cost of sales	$8.4	$67.1
			Selling, general, and administrative expenses	$(0.4)	$0.9
Net investment hedges
Foreign currency contracts	$(4.1)	$2.9	Other expense, net	$—	$—

		Amount of Gain or (Loss) Recognized in Income on Derivative (a)
	Location of Gain or (Loss) Recognized in Income on Derivative
		2016	2015	2014
		(in millions)
Fair value hedges
Interest rate swap agreements	Interest expense	$(1.2)	$1.2	$4.4
_______________________________________________________________________________

(a)	The gains and losses on the interest rate swap agreements are fully offset by the changes in the fair value of the fixed-rate debt being hedged.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

		Amount of Gain or (Loss) Recognized in Income on Derivative
	Location of Gain or (Loss) Recognized in Income on Derivative
		2016	2015	2014
		(in millions)
Derivatives not designated as hedging instruments
Foreign currency contracts	Other expense, net	$8.6	$6.6	$13.7

The Company expects that during 2017 it will reclassify to earnings a $2.6 million gain currently recorded in "Accumulated Other Comprehensive Loss."

For the years ended December 31, 2016, 2015, and 2014, the Company did not record any gains or losses due to hedge ineffectiveness.

12.    EMPLOYEE BENEFIT PLANS

Defined Benefit Plans

Edwards Lifesciences maintains defined benefit pension plans in Japan and certain European countries. Information regarding the Company's defined benefit pension plans is as follows:

	Years Ended December 31,
	2016	2015
	(in millions)
Change in projected benefit obligation:
Beginning of year	$118.1	$123.1
Service cost	6.8	7.0
Interest cost	1.2	1.5
Participant contributions	1.9	1.8
Actuarial loss (gain)	6.5	(1.4)
Benefits paid	(3.7)	(1.3)
Plan amendment	1.9	(2.9)
Settlements	—	(4.1)
Currency exchange rate changes and other	(4.0)	(5.6)
End of year	$128.7	$118.1
Change in fair value of plan assets:
Beginning of year	$75.1	$73.8
Actual return on plan assets	1.4	1.3
Employer contributions	6.3	6.1
Participant contributions	1.9	1.8
Settlements	—	(4.1)
Benefits paid	(3.7)	(1.3)
Currency exchange rate changes and other	(2.4)	(2.5)
End of year	$78.6	$75.1

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12.    EMPLOYEE BENEFIT PLANS (Continued)

	Years Ended December 31,
	2016	2015
	(in millions)
Funded Status
Projected benefit obligation	$(128.7)	$(118.1)
Plan assets at fair value	78.6	75.1
Underfunded status	$(50.1)	$(43.0)
Net amounts recognized on the consolidated balance sheet:
Other long-term liabilities	$50.1	$43.0
Accumulated other comprehensive loss, net of tax:
Net actuarial loss	$(18.0)	$(20.0)
Net prior service (cost) credit	(4.6)	5.1
Deferred income tax benefit	5.0	3.5
Total	$(17.6)	$(11.4)

The accumulated benefit obligation ("ABO") for all defined benefit pension plans was $116.9 million and $103.7 million as of December 31, 2016 and 2015, respectively. The projected benefit obligation and ABO were in excess of plan assets for all pension plans as of December 31, 2016 and 2015.

The components of net periodic benefit cost are as follows (in millions):

	Years Ended December 31,
	2016	2015	2014
Service cost, net	$6.8	$7.0	$6.3
Interest cost	1.2	1.5	2.2
Expected return on plan assets	(1.3)	(1.5)	(1.6)
Settlement	—	0.6	—
Amortization of actuarial loss	0.7	1.0	0.5
Amortization of prior service credit	(0.7)	(0.4)	(0.3)
Net periodic pension benefit cost	$6.7	$8.2	$7.1

The net actuarial loss and prior service cost that will be amortized from "Accumulated Other Comprehensive Loss" into net periodic benefits cost in 2017 are expected to be $0.7 million and $0.3 million, respectively.

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

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12.    EMPLOYEE BENEFIT PLANS (Continued)

The weighted-average assumptions used to determine the benefit obligations are as follows:

	December 31,
	2016	2015
Discount rate	0.7%	1.0%
Rate of compensation increase	2.5%	2.7%
Social securities increase	1.4%	1.6%
Pension increase	1.8%	2.0%

The weighted-average assumptions used to determine the net periodic benefit cost are as follows:

	Years ended December 31,
	2016	2015	2014
Discount rate	1.0%	1.4%	2.2%
Expected return on plan assets	1.6%	1.9%	2.6%
Rate of compensation increase	2.7%	3.0%	3.1%
Social securities increase	1.6%	1.6%	1.8%
Pension increase	2.0%	2.0%	2.0%

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

The Administrative and Investment Committee decides on the defined benefit plan provider in each location and that provider decides the target allocation for the Company's defined benefit plan at that location. The target asset allocation selected reflects a risk/return profile the Company feels is appropriate relative to the plans' liability structure and return goals. In certain plans, asset allocations may be governed by local requirements. Target weighted-average asset allocations at December 31, 2016, by asset category, are as follows:

Insurance contracts	77.9%
Equity securities	10.9%
Debt securities	11.2%
Total	100.0%

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12.    EMPLOYEE BENEFIT PLANS (Continued)

The fair values of the Company's defined benefit plan assets at December 31, 2016 and 2015, by asset category, are as follows (in millions):

December 31, 2016	Level 1	Level 2	Level 3	Total
Asset Category
Cash	$4.3	$—	$—	$4.3
Equity securities:
United States equities	3.5	—	—	3.5
International equities	6.9	—	—	6.9
Debt securities:
United States government bonds	0.9	—	—	0.9
International government bonds	4.5	—	—	4.5
Insurance contracts	—	—	58.5	58.5
	$20.1	$—	$58.5	$78.6
December 31, 2015
Asset Category
Cash	$2.7	$—	$—	$2.7
Equity securities:
United States equities	3.5	—	—	3.5
International equities	7.3	—	—	7.3
Debt securities:
United States government bonds	0.7	—	—	0.7
International government bonds	4.1	—	—	4.1
Insurance contracts	—	—	56.8	56.8
	$18.3	$—	$56.8	$75.1

The following table summarizes the changes in fair value of the Company's defined benefit plan assets that have been classified as Level 3 for the years ended December 31, 2016 and 2015 (in millions):

Insurance Contracts
Balance at December 31, 2014	$58.4
Actual return on plan assets:
Relating to assets still held at December 31, 2015	(0.3)
Purchases, sales and settlements	0.7
Currency exchange rate impact	(2.0)
Balance at December 31, 2015	56.8
Actual return on plan assets:
Relating to assets still held at December 31, 2016	1.7
Purchases, sales and settlements	1.8
Currency exchange rate impact	(1.8)
Balance at December 31, 2016	$58.5

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

The following benefit payments, which reflect expected future service, as appropriate, at December 31, 2016, are expected to be paid (in millions):

2017	$4.5
2018	4.0
2019	4.0
2020	4.6
2021	4.5
2021-2025	44.6

As of December 31, 2016, expected employer contributions for 2017 are $6.1 million.

Defined Contribution Plans

The Company's employees in the United States and Puerto Rico are eligible to participate in a qualified defined contribution plan. In the United States, participants may contribute up to 25% of their eligible compensation (subject to tax code limitation) to the plan. Edwards Lifesciences matches the first 3% of the participant's annual eligible compensation contributed to the plan on a dollar-for-dollar basis. Edwards Lifesciences matches the next 2% of the participant's annual eligible compensation to the plan on a 50% basis. In Puerto Rico, participants may contribute up to 25% of their annual compensation (subject to tax code limitation) to the plan. Edwards Lifesciences matches the first 4% of participant's annual eligible compensation contributed to the plan on a 50% basis. The Company also provides a 2% profit sharing contribution calculated on eligible earnings for each employee. Matching contributions relating to Edwards Lifesciences employees were $17.3 million, $15.3 million, and $12.8 million in 2016, 2015, and 2014, respectively.

The Company also has nonqualified deferred compensation plans for a select group of employees. The plans provide eligible participants the opportunity to defer eligible compensation to future dates specified by the participant with a return based on investment alternatives selected by the participant. The amount accrued under these nonqualified plans was $46.7 million and $35.5 million at December 31, 2016 and 2015, respectively.

13.    COMMON STOCK

Treasury Stock

In July 2014, the Board of Directors approved a stock repurchase program authorizing the Company to purchase up to $750.0 million of the Company's common stock. In November 2016, the Board of Directors approved a new stock repurchase program providing for an additional $1.0 billion of repurchases of our common stock. The repurchase programs do not have an expiration date. Stock repurchased under these programs may be used to offset obligations under the Company's employee stock-based benefit programs and stock-based business acquisitions, and will reduce the total shares outstanding.

During 2016, 2015, and 2014, the Company repurchased 7.3 million, 2.6 million, and 4.4 million shares, respectively, at an aggregate cost of $662.3 million, $280.1 million, and $300.9 million, respectively, including shares purchased under the accelerated share repurchase ("ASR") agreements described below and shares acquired to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees. The timing and size of any future stock repurchases are subject to a variety of factors, including expected dilution from stock plans, cash capacity, and the market price of our common stock.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13.    COMMON STOCK (Continued)

Accelerated Share Repurchase

In February 2016, Edwards entered into ASR agreements to repurchase $325.0 million of the Company's common stock based on the volume-weighted average price ("VWAP") of the Company's common stock during the term of the agreements, less a discount. Upon entering into the agreements, Edwards received an initial delivery of 3.2 million shares. The initial shares were valued at $83.60 per share based on the closing price of the Company's common stock on the date of the agreements, and represented approximately 82% of the total contract value. In April 2016, one of the ASR agreements concluded at a VWAP less discount per share price of $84.39, and the Company received an additional 0.3 million shares under that agreement. In October 2016, the remaining ASR agreement concluded at a VWAP less discount per share price of $101.82, and the Company received an additional 44 thousand shares under that agreement.

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

Employee and Director Stock Plans

The Edwards Lifesciences Corporation Long-term Stock Incentive Compensation Program (the "Program") provides for the grant of incentive and non-qualified stock options, restricted stock, and restricted stock units for eligible employees and contractors of the Company. Under the Program, these grants are awarded at a price equal to the fair market value at the date of grant based upon the closing price on that date. Options to purchase shares of the Company's common stock granted under the Program generally vest over predetermined periods of between three to four years and expire seven years after the date of grant. Service-based restricted stock units of the Company's common stock granted under the Program generally vest over predetermined periods ranging from three to five years after the date of grant. Market-based restricted stock units of the Company's common stock granted under the Program vest over three years based on a combination of certain service and market conditions. The actual number of shares issued will be determined based on the Company's total stockholder return relative to a selected industry peer group. Performance-based restricted stock units vest based on a combination of certain service conditions and upon achievement of specified milestones. On May 12, 2016, an amendment and restatement of the Program was approved by the Company's stockholders. Under the amended Program, the number of shares of common stock available for issuance under the Program was 107.8 million shares. No more than 11.2 million shares reserved for issuance may be granted in the form of restricted stock or restricted stock units.

The Company also maintains the Nonemployee Directors Stock Incentive Compensation Program (the "Nonemployee Directors Program"). Under the Nonemployee Directors Program, upon a director's initial election to the Board, the director receives an initial grant of stock options or restricted stock units equal to a fair market value on grant date of $0.2 million, not to exceed 20,000 shares. These grants vest over three years from the date of grant, subject to the director's continued service. In addition, annually each nonemployee director may receive up to 40,000 stock options or 16,000 restricted stock units of the Company's common stock, or a combination thereof, provided that in no event may the total value of the combined annual award exceed $0.2 million. These grants generally vest over one year from the date of grant. Under the Nonemployee Directors Program, an aggregate of 2.8 million shares of the Company's common stock has been authorized for issuance.

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

The Black-Scholes option pricing model was used with the following weighted-average assumptions for options granted during the following periods:

Option Awards

	2016	2015	2014
Average risk-free interest rate	1.1%	1.4%	1.5%
Expected dividend yield	None	None	None
Expected volatility	33%	30%	31%
Expected life (years)	4.5	4.6	4.6
Fair value, per share	$31.00	$18.13	$11.75

The Black-Scholes option pricing model was used with the following weighted-average assumptions for ESPP subscriptions granted during the following periods:

ESPP

	2016	2015	2014
Average risk-free interest rate	0.3%	0.2%	0.1%
Expected dividend yield	None	None	None
Expected volatility	29%	28%	30%
Expected life (years)	0.6	0.6	0.6
Fair value, per share	$22.09	$15.59	$8.59

The fair value of market-based restricted stock units was determined using a Monte Carlo simulation model, which uses multiple input variables to determine the probability of satisfying the market condition requirements. The weighted-average assumptions used to determine the fair value of the market-based restricted stock units during the years ended December 31, 2016, 2015, and 2014 included a risk-free interest rate of 1.0%, 1.0%, and 0.9%, respectively, and an expected volatility rate of 30.0%, 31.0%, and 31.7%, respectively.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13.    COMMON STOCK (Continued)

Stock option activity during the year ended December 31, 2016 under the Program and the Nonemployee Directors Program was as follows (in millions, except years and per-share amounts):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2015	11.6	$41.14
Options granted	1.0	105.30
Options exercised	(2.4)	30.49
Options forfeited	(0.2)	54.95
Outstanding as of December 31, 2016	10.0	49.85	3.6 years	$450.4
Exercisable as of December 31, 2016	6.5	40.99	2.8 years	345.3
Vested and expected to vest as of December 31, 2016	9.6	49.08	3.5 years	437.1

The following table summarizes nonvested restricted stock unit activity during the year ended December 31, 2016 under the Program and the Nonemployee Directors Program (in millions, except per-share amounts):

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested as of December 31, 2015	1.6	$47.99
Granted (a)	0.4	84.67
Vested	(0.5)	35.06
Forfeited	(0.1)	51.97
Nonvested as of December 31, 2016	1.4	63.59
_______________________________________________________________________________

(a)
Includes 46,200 shares of market-based restricted stock units granted during 2016, which represents the targeted number of shares to be issued, and 107,755 shares related to a previous year's grant of market-based restricted stock units since the payout percentage achieved at the end of the performance period was in excess of target. As described above, the actual number of shares ultimately issued is determined based on the Company's total stockholder return relative to a selected industry peer group.

The intrinsic value of stock options exercised and restricted stock units vested during the years ended December 31, 2016, 2015, and 2014 were $237.6 million, $164.4 million, and $158.8 million, respectively. The intrinsic value of stock options is calculated as the amount by which the market price of the Company's common stock exceeds the exercise price of the option. During the years ended December 31, 2016, 2015, and 2014, the Company received cash from exercises of stock options of $73.1 million, $63.6 million, and $93.2 million, respectively, and realized tax benefits from exercises of stock options and vesting of restricted stock units of $78.5 million, $53.7 million, and $51.9 million, respectively. The total grant-date fair value of stock options vested during the years ended December 31, 2016, 2015, and 2014 were $24.1 million, $23.1 million, and $22.6 million, respectively.

As of December 31, 2016, the total remaining unrecognized compensation expense related to nonvested stock options, restricted stock units, and employee stock purchase subscriptions amounted to $96.8 million, which will be amortized over the weighted-average remaining requisite service period of 30 months.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.    ACCUMULATED OTHER COMPREHENSIVE LOSS

Presented below is a summary of activity for each component of "Accumulated Other Comprehensive Loss" for the years ended December 31, 2016, 2015, and 2014.

	Foreign Currency Translation Adjustments	Unrealized Gain on Cash Flow Hedges	Unrealized Gain (Loss) on Available-for-sale Investments	Unrealized Pension Costs (a)	Total Accumulated Other Comprehensive Loss
	(in millions)
December 31, 2013	$(20.2)	$3.5	$0.3	$(11.2)	$(27.6)
Other comprehensive (loss) income before reclassifications	(96.2)	54.3	(0.8)	(7.1)	(49.8)
Amounts reclassified from accumulated other comprehensive loss	—	(7.6)	0.4	0.2	(7.0)
Deferred income tax (expense) benefit	—	(17.9)	0.1	1.3	(16.5)
December 31, 2014	(116.4)	32.3	—	(16.8)	(100.9)
Other comprehensive (loss) income before reclassifications	(64.0)	35.3	(2.6)	5.4	(25.9)
Amounts reclassified from accumulated other comprehensive loss	—	(68.0)	1.1	1.2	(65.7)
Deferred income tax (expense) benefit	(1.1)	12.2	—	(1.2)	9.9
December 31, 2015	(181.5)	11.8	(1.5)	(11.4)	(182.6)
Other comprehensive (loss) income before reclassifications	(17.6)	16.1	0.7	(7.7)	(8.5)
Amounts reclassified from accumulated other comprehensive loss	—	(8.0)	1.1	—	(6.9)
Deferred income tax benefit (expense)	1.5	(3.2)	(0.2)	1.5	(0.4)
December 31, 2016	$(197.6)	$16.7	$0.1	$(17.6)	$(198.4)
_______________________________________________________________________________

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14.    ACCUMULATED OTHER COMPREHENSIVE LOSS (Continued)

(a)	For the years ended December 31, 2016, 2015, and 2014, the change in unrealized pension costs consisted of the following (in millions):

	Pre-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
2016
Prior service credit arising during period	$(9.0)	$1.0	$(8.0)
Amortization of prior service credit	(0.7)	—	(0.7)
Net prior service cost arising during period	(9.7)	1.0	(8.7)
Net actuarial gain arising during period	2.0	0.5	2.5
Unrealized pension credits, net	$(7.7)	$1.5	$(6.2)
2015
Prior service credit arising during period	$2.9	$(0.3)	$2.6
Amortization of prior service credit	(0.4)	0.1	(0.3)
Net prior service credit arising during period	2.5	(0.2)	2.3
Net actuarial gain arising during period	4.1	(1.0)	3.1
Unrealized pension costs, net	$6.6	$(1.2)	$5.4
2014
Prior service cost arising during period	$0.8	$—	$0.8
Amortization of prior service credit	(0.3)	—	(0.3)
Net prior service credit arising during period	0.5	—	0.5
Net actuarial loss arising during period	(7.4)	1.3	(6.1)
Unrealized pension credits, net	$(6.9)	$1.3	$(5.6)

The following table provides information about amounts reclassified from "Accumulated Other Comprehensive Loss" (in millions):

	Years Ended December 31,
Details about Accumulated Other Comprehensive Loss Components	2016	2015	Affected Line on Consolidated Statements of Operations
Gain on cash flow hedges	$8.0	$68.0	Cost of sales
	(3.4)	(25.0)	Provision for income taxes
	$4.6	$43.0	Net of tax
Gain (loss) on available-for-sale investments	$(1.1)	$(1.1)	Other expense, net
	—	—	Provision for income taxes
	$(1.1)	$(1.1)	Net of tax
Amortization of pension adjustments	$—	$(1.2)	(a)
	—	0.2	Provision for income taxes
	$—	$(1.0)	Net of tax
_______________________________________________________________________________

(a)	This item is included in the components of net periodic benefit costs. See Note 12 for additional information.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.    OTHER EXPENSE, NET

	Years Ended December 31,
	2016	2015	2014
	(in millions)
Charitable foundation contribution	$5.0	$—	$—
Foreign exchange losses, net	0.5	4.8	2.0
(Gain) loss on investments	(0.2)	(0.1)	4.5
Promissory note impairment	—	—	4.0
Insurance settlement gain	—	—	(3.7)
Lease contract termination costs	—	—	1.0
Other	(0.4)	(0.7)	(0.1)
Total other expense, net	$4.9	$4.0	$7.7

16.    INCOME TAXES

The Company's income before provision for income taxes was generated from United States and international operations as follows (in millions):

	Years Ended December 31,
	2016	2015	2014
United States	$378.2	$182.8	$791.1
International, including Puerto Rico	359.7	439.6	352.9
	$737.9	$622.4	$1,144.0

The provision for income taxes consists of the following (in millions):

	Years Ended December 31,
	2016	2015	2014
Current
United States:
Federal	$153.4	$102.4	$341.5
State and local	12.1	7.4	23.3
International, including Puerto Rico	27.4	33.5	34.8
Current income tax expense	$192.9	$143.3	$399.6
Deferred
United States:
Federal	$(19.6)	$(12.5)	$(46.4)
State and local	(4.3)	(2.6)	(8.1)
International, including Puerto Rico	(0.6)	(0.7)	(12.2)
Deferred income tax benefit	(24.5)	(15.8)	(66.7)
Total income tax provision	$168.4	$127.5	$332.9

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16.    INCOME TAXES (Continued)

The components of deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2016	2015
Deferred tax assets
Compensation and benefits	$100.8	$94.0
Benefits from uncertain tax positions	56.7	50.0
Net tax credit carryforwards	45.6	39.3
Net operating loss carryforwards	30.2	27.0
Accrued liabilities	29.4	24.2
Inventories	11.5	11.9
State income taxes	2.4	0.5
Investments	2.6	2.6
Other intangible assets	4.2	3.8
Other	3.1	4.5
Total deferred tax assets	286.5	257.8
Deferred tax liabilities
Property, plant, and equipment	(28.2)	(25.1)
Cash flow hedges	(1.2)	(0.4)
Deferred tax on foreign earnings	(6.0)	(10.9)
Inventories	(4.1)	(0.9)
Other intangible assets	(4.2)	(4.1)
Other	(0.2)	(0.5)
Total deferred tax liabilities	(43.9)	(41.9)
Valuation allowance	(47.7)	(45.2)
Net deferred tax assets	$194.9	$170.7

During 2016, net deferred tax assets increased $24.2 million, including items that were recorded to stockholders' equity and which did not impact the Company's income tax provision.

The valuation allowance of $47.7 million as of December 31, 2016 reduces certain deferred tax assets to amounts that are more likely than not to be realized. This allowance primarily relates to the net operating loss carryforwards of certain United States and non-United States subsidiaries, and to the deferred tax assets established for impairment losses on certain investments and for certain non-United States credit carryforwards.

A valuation allowance of $2.6 million has been provided for other-than-temporary impairments and unrealized losses related to certain investments that may not be recognized due to the uncertainty of the ready marketability of certain impaired investments.

Net operating loss carryforwards and the related carryforward periods at December 31, 2016 are summarized as follows (in millions):

	Carryforward Amount	Tax Benefit Amount	Valuation Allowance	Net Tax Benefit	Carryforward Period Ends
United States state net operating losses	$10.6	$0.6	$(0.3)	$0.3	2017-2034
Non-United States net operating losses	57.2	14.3	(13.9)	0.4	2017-2025
Non-United States net operating losses	46.4	15.6	(15.6)	—	Indefinite
Total	$114.2	$30.5	$(29.8)	$0.7

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16.    INCOME TAXES (Continued)

Tax credit carryforwards and the related carryforward periods at December 31, 2016 are summarized as follows (in millions):

	Carryforward Amount	Valuation Allowance	Net Tax Benefit	Carryforward Period Ends
California research expenditure tax credits	$76.6	$—	$76.6	Indefinite
Puerto Rico purchases credit	14.4	(14.4)	—	Indefinite
Total	$91.0	$(14.4)	$76.6

The Company has $76.6 million of California research expenditure tax credits it expects to use in future periods. The credits may be carried forward indefinitely. Based upon anticipated future taxable income, the Company expects that it is more likely than not that all California research expenditure tax credits will be utilized, although the utilization of the full benefit is expected to occur over a number of years and into the distant future. Accordingly, no valuation allowance has been provided.

The United States state net operating loss carryforwards include $6.0 million of losses attributable to windfall stock option deductions. A net benefit of $0.3 million will be recorded to "Additional Paid-in Capital" when realized as a reduction to income taxes payable.

Approximately $9.0 million of the California research expenditure tax credit carryforwards are attributable to windfall stock option deductions and will be recorded as a benefit to "Additional Paid-in Capital" when realized as a reduction to income taxes payable.

Deferred income taxes have not been provided on the undistributed earnings of certain of the Company's foreign subsidiaries of approximately $2,187.1 million as of December 31, 2016 since these amounts are intended to be indefinitely reinvested in foreign operations. It is not practicable to calculate the deferred taxes associated with these earnings because of the variability of multiple factors that would need to be assessed at the time of any assumed repatriation; however, foreign tax credits would likely be available to reduce federal income taxes in the event of distribution. In making this assertion, the Company evaluates, among other factors, the profitability of its United States and foreign operations and the need for cash within and outside the United States, including cash requirements for capital improvement, acquisitions, market expansion, and stock repurchase programs. The Company does not expect any earnings for certain of its other foreign subsidiaries to be indefinitely reinvested and records the tax impact in net income currently.

The Company has received tax incentives in certain non-U.S. tax jurisdictions, the primary benefit of which will expire in 2024. The tax reductions as compared to the local statutory rates were $77.4 million ($0.32 per diluted share), $59.1 million ($0.25 per diluted share), and $68.3 million ($0.31 per diluted share) for the years ended December 31, 2016, 2015, and 2014, respectively.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16.    INCOME TAXES (Continued)

A reconciliation of the United States federal statutory income tax rate to the Company's effective income tax rate is as follows (in millions):

	Years Ended December 31,
	2016	2015	2014
Income tax expense at U.S. federal statutory rate	$258.3	$217.8	$400.4
Foreign income taxed at different rates	(88.6)	(105.8)	(67.1)
State and local taxes, net of federal tax benefit	9.7	3.1	19.3
Tax credits, federal and state	(21.3)	(15.7)	(13.5)
Build (release) of reserve for uncertain tax positions for prior years	4.6	3.3	(4.8)
U.S. tax on foreign earnings, net of credits	5.1	20.5	(3.1)
Nondeductible stock-based compensation	3.6	2.3	2.1
Other	(3.0)	2.0	(0.4)
Income tax provision	$168.4	$127.5	$332.9

The effective income tax rate for the year ended December 31, 2016 was higher than the rate for the year ended December 31, 2015 primarily because of fluctuations in the relative contribution of the Company's foreign operations and United States operations to worldwide pre-tax income, offset by an increase in benefits from the federal and California research credits.

The effective income tax rate for December 31, 2014 included (1) $262.1 million of tax expense associated with a $750.0 million litigation settlement payment received in May 2014 (see Note 3) and (2) $4.8 million of tax benefits from the remeasurement of uncertain tax positions.

Uncertain Tax Positions

As of December 31, 2016 and 2015, the gross uncertain tax positions were $245.5 million and $216.1 million, respectively. The Company estimates that these liabilities would be reduced by $44.9 million and $40.6 million, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, and timing adjustments. The net amounts of $200.6 million and $175.5 million, respectively, if not required, would favorably affect the Company's effective tax rate.

A reconciliation of the beginning and ending amount of uncertain tax positions, excluding interest, penalties, and foreign exchange, is as follows (in millions):

	December 31,
	2016	2015	2014
Uncertain gross tax positions, January 1	$216.1	$192.3	$127.7
Current year tax positions	29.0	29.6	75.9
Increase prior year tax positions	2.7	2.2	0.6
Decrease prior year tax positions	(0.9)	(7.4)	(10.5)
Settlements	(0.3)	(0.4)	(1.0)
Lapse of statutes of limitations	(1.1)	(0.2)	(0.4)
Uncertain gross tax positions, December 31	$245.5	$216.1	$192.3

The Company recognizes interest and penalties, if any, related to uncertain tax positions in the provision for income taxes. As of December 31, 2016, the Company had accrued $14.7 million (net of $10.8 million tax benefit) of interest related to uncertain tax positions, and as of December 31, 2015, the Company had accrued $10.7 million (net of $7.6 million tax benefit) of interest related to uncertain tax positions. During 2016, 2015, and 2014, the Company recognized interest expense, net of tax

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16.    INCOME TAXES (Continued)

benefit, of $4.0 million, $3.9 million, and $2.3 million, respectively, in "Provision for Income Taxes" on the consolidated statements of operations.

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

At December 31, 2016, all material state, local, and foreign income tax matters have been concluded for years through 2008. The Internal Revenue Service ("IRS") has substantially completed its fieldwork for the 2009 through 2012 tax years. However, the audits are currently in suspense pending a final determination with respect to a pending application for an Advance Pricing Agreement ("APA"). The IRS began its examination of the 2014 tax year during the fourth quarter of 2016.

The Company has been pursuing an APA between the Switzerland and United States governments for the years 2009 through 2013 covering transfer pricing matters with the possibility of a roll-forward of the results to subsequent years. These discussions remain ongoing as of December 31, 2016. These transfer pricing matters are significant to the Company's consolidated financial statements as the disputed amounts are material, and the final outcome is uncertain. The Company continues to believe its positions are supportable.

During 2014, the Company filed with the IRS a request for a pre-filing agreement associated with a tax return filing position on a portion of the litigation settlement payment received in May 2014 (see Note 3). During the first quarter of 2015, the IRS accepted the Company's request into the pre-filing agreement program. The closing agreement for this matter was finalized during the fourth quarter of 2016. There remains a disputed issue and the Company expects to enter the Fast-Track Appeals process during 2017. The Company made an advance payment of tax in December 2015 to prevent the further accrual of interest on any potential deficiency only and not to signify any potential agreement to a contrary position that may be taken by the IRS.

The Company believes that adequate amounts of tax and related penalty and interest have been provided in income tax expense for any adjustments that may result from its uncertain tax positions. Based upon the information currently available and numerous possible outcomes, the Company cannot reasonably estimate what, if any, changes in its existing uncertain tax positions may occur in the next 12 months and thus have recorded the gross uncertain tax positions as a long-term liability. However, if the APA and/or the appeals process related to the pre-filing agreement is finalized in the next 12 months, it is reasonably possible that these events could result in a significant change in the Company's uncertain tax positions within the next 12 months.

17.    LEGAL PROCEEDINGS

On October 30, 2015, Boston Scientific Scimed, Inc., a subsidiary of Boston Scientific Corporation ("Boston Scientific"), filed a lawsuit in the district court in Düsseldorf, Germany against Edwards Lifesciences and its German subsidiary, Edwards Lifesciences Services GmbH, alleging that Edwards Lifesciences’ SAPIEN 3 heart valve infringes certain claims of a Boston Scientific German national patent arising from EP 2 749 254 B1 (the "'254 patent") related to paravalvular sealing technology. On February 26, 2016, Boston Scientific added the German national patent arising from EP 2 926 766 (the "'766 Patent") to the infringement allegations. On April 8, 2016, Boston Scientific filed a similar patent infringement action in district court in Paris, France relating to these patents. The complaints seek unspecified money damages and injunctive relief. The Company intends to defend itself vigorously in these matters. Trial in the German matter was held in February 2017 and the German district court's decision is expected in the first quarter of 2017. The French suit has been stayed pending the outcome of validity proceedings on the '766 and '254 patents.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17.    LEGAL PROCEEDINGS (Continued)

On November 2, 2015, Edwards Lifesciences LLC, a U.S. subsidiary of Edwards Lifesciences, filed a lawsuit against Sadra Medical, Inc. and Boston Scientific Scimed, Inc., two subsidiaries of Boston Scientific, in the United Kingdom in the High Court of Justice, Chancery Division, Patents Court to declare invalid and revoke the U.K. national patent corresponding to the '254 patent. Edwards Lifesciences later added Boston Scientific’s UK national patent corresponding to the '766 patent to this invalidity lawsuit.  The Boston Scientific subsidiaries filed counterclaims against Edwards Lifesciences and three of its European subsidiaries alleging that the SAPIEN 3 heart valve infringes certain claims of the same patents and seeking unspecified monetary damages and injunctive relief. Trial on the U.K. matter was held in January 2017 and a decision is expected in the first half of 2017.
On November 23, 2015, Edwards Lifesciences PVT, Inc., a U.S. subsidiary of Edwards Lifesciences, filed a lawsuit in the district court in Düsseldorf, Germany for patent infringement against Boston Scientific and a German subsidiary, Boston Scientific Medizintechnik GmbH, alleging that the Lotus heart valve infringes certain claims of Edwards Lifesciences’ German national patents EP 1 441 672 B1 and 2 255 753 B1 related to prosthetic valve and delivery system technology. Edwards Lifesciences later added its German national patent EP 2 399 550 to this suit. The complaint seeks unspecified monetary damages and injunctive relief. Trial in the German matter was held in February 2017 and the German district court's decision is expected in the first quarter of 2017.

On April 19, 2016, Boston Scientific filed a lawsuit against Edwards Lifesciences in the Federal District Court in the District of Delaware alleging that the SAPIEN 3 heart valve infringes certain claims of Boston Scientific’s U.S. Patent 8,992,608 (the "'608 patent") related to paravalvular sealing technology and seeking unspecified monetary damages and injunctive relief. On June 9, 2016, Edwards Lifesciences LLC and Edwards Lifesciences PVT, Inc. filed counterclaims alleging that Boston Scientific’s Lotus heart valve infringes Edwards Lifesciences’ U.S. Patents 9,168,133; 9,339,383; and 7,510,575 related to prosthetic valve technology. Trial is scheduled for July 2018. On October 12, 2016, Edwards Lifesciences filed an Inter Partes Review ("IPR") request with the U.S. Patent and Trademark Office challenging the validity of Boston Scientific’s '608 patent.

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
In addition, Edwards Lifesciences is or may be a party to, or may otherwise be responsible for, pending or threatened lawsuits related primarily to products and services currently or formerly manufactured or performed, as applicable, by Edwards Lifesciences (the "Other Lawsuits"). The Other Lawsuits raise difficult and complex factual and legal issues and are subject to many uncertainties, including, but not limited to, the facts and circumstances of each particular case or claim, the jurisdiction in which each suit is brought, and differences in applicable law. Management does not believe that any charge relating to the Other Lawsuits would have a material adverse effect on Edwards Lifesciences’ overall financial position, results of operations, or liquidity.  However, the resolution of one or more of the Other Lawsuits in any reporting period, could have a material adverse impact on Edwards Lifesciences' net income or cash flows for that period. The Company is not able to estimate the amount or range of any loss for legal contingencies for which there is no reserve or additional loss for matters already reserved.

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

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The table below presents information about Edwards Lifesciences' reportable segments (in millions):

	Years Ended December 31,
	2016	2015	2014
Segment Net Sales
United States	$1,615.7	$1,262.8	$1,047.3
Europe	745.9	842.9	741.4
Japan	279.6	297.2	270.8
Rest of World	303.6	315.1	285.1
Total segment net sales	$2,944.8	$2,718.0	$2,344.6
Segment Pre-tax Income
United States	$1,050.2	$747.8	$605.6
Europe	360.9	409.1	328.1
Japan	139.6	139.4	125.2
Rest of World	73.0	82.2	78.6
Total segment pre-tax income	$1,623.7	$1,378.5	$1,137.5

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
18.    SEGMENT INFORMATION (Continued)

The table below presents reconciliations of segment net sales to consolidated net sales and segment pre-tax income to consolidated pre-tax income (in millions):

	Years Ended December 31,
	2016	2015	2014
Net Sales Reconciliation
Segment net sales	$2,944.8	$2,718.0	$2,344.6
Foreign currency	18.9	(224.3)	(21.7)
Consolidated net sales	$2,963.7	$2,493.7	$2,322.9
Pre-tax Income Reconciliation
Segment pre-tax income	$1,623.7	$1,378.5	$1,137.5
Unallocated amounts:
Corporate items	(826.1)	(711.3)	(659.2)
Special charges	(34.5)	—	(70.7)
Intellectual property (expenses) income, net	(32.6)	(7.0)	740.4
Interest expense, net	(8.4)	(9.3)	(10.8)
Foreign currency	15.8	(28.5)	6.8
Consolidated pre-tax income	$737.9	$622.4	$1,144.0

Enterprise-Wide Information

Enterprise-wide information is based on actual foreign exchange rates used in the Company's consolidated financial statements.

	As of or for the Years Ended December 31,
	2016	2015	2014
	(in millions)
Net Sales by Geographic Area
United States	$1,615.7	$1,262.9	$1,047.3
Europe	749.0	717.3	744.5
Japan	309.3	246.2	257.9
Rest of World	289.7	267.3	273.2
	$2,963.7	$2,493.7	$2,322.9
Net Sales by Major Product Area
Transcatheter Heart Valve Therapy	$1,628.5	$1,180.3	$943.6
Surgical Heart Valve Therapy	774.9	785.0	826.1
Critical Care	560.3	528.4	553.2
	$2,963.7	$2,493.7	$2,322.9
Long-lived Tangible Assets by Geographic Area
United States	$555.5	$473.6	$347.6
Europe	27.9	36.0	42.1
Japan	8.0	8.1	8.5
Rest of World	108.6	96.0	93.9
	$700.0	$613.7	$492.1

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.    QUARTERLY FINANCIAL RESULTS AND MARKET FOR THE COMPANY'S STOCK (UNAUDITED)

Years Ended December 31,	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(in millions, except per share data)
2016
Net sales	$697.3	$759.3	$739.4	$767.7	$2,963.7
Gross profit	517.0	556.8	538.0	554.5	2,166.3
Net income	143.0	126.6	141.4	158.5	569.5
Earnings per common share:
Basic	0.67	0.60	0.66	0.74	2.67
Diluted	0.66	0.58	0.65	0.73	2.61
Market price:
High	$89.93	$112.00	$121.73	$121.75	$121.75
Low	72.20	86.73	98.02	81.12	72.20
2015
Net sales	$590.3	$616.8	$615.5	$671.1	$2,493.7
Gross profit	454.3	458.2	468.8	495.2	1,876.5
Net income	123.4	112.7	118.1	140.7	494.9
Earnings per common share:
Basic	0.57	0.52	0.55	0.65	2.30
Diluted	0.56	0.51	0.54	0.64	2.25
Market price:
High	$75.21	$73.65	$79.50	$83.43	$83.43
Low	61.99	61.38	62.53	70.32	61.38

20.    VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions From Reserves	Balance at End of Period
	(in millions)
Year ended December 31, 2016
Allowance for doubtful accounts (a)	$13.1	$1.5	$—	$(1.8)	$12.8
Tax valuation allowance (b)	45.2	1.2	1.3	—	47.7
Year ended December 31, 2015
Allowance for doubtful accounts (a)	$11.3	$3.8	$—	$(2.0)	$13.1
Tax valuation allowance (b)	47.7	4.8	—	(7.3)	45.2
Year ended December 31, 2014
Allowance for doubtful accounts (a)	$12.2	$0.8	$—	$(1.7)	$11.3
Tax valuation allowance (b)	46.4	2.0	—	(0.7)	47.7
_______________________________________________________________________________

(a)	The deductions related to allowances for doubtful accounts represent accounts receivable which are written off.

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

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    The Company's management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2016.

Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded as of December 31, 2016 that the Company's disclosure controls and procedures are designed at a reasonable assurance level and are effective in providing reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting.    The Company's management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, the Company's management concluded that its internal control over financial reporting was effective as of December 31, 2016. The effectiveness of the Company's internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting.    There have been no changes in the Company's internal control over financial reporting that occurred during the Company's fourth fiscal quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Certain information required by this Item is set forth under the headings "Corporate Governance," "Executive Compensation and Other Information—Executive Officers," and "Other Matters and Business—Additional Information" and "—Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive proxy materials to be filed in connection with its 2017 Annual Meeting of Stockholders (the "Proxy Statement") (which Proxy Statement will be filed with the SEC within 120 days of December 31, 2016). The information required by this Item to be contained in the Proxy Statement is incorporated herein by reference. The Company has adopted a code of ethics that applies to all directors and employees, including the Company's principal executive officer, principal financial officer and controller or persons performing similar functions. The code of ethics (business practice standards) is posted on the Company's website, which is found at www.edwards.com under "Investors." To the extent required by applicable rules of the SEC and the New York Stock Exchange, the Company intends to disclose on its website any amendments to, or waivers from, any provision of its code of ethics that apply to the Company's directors and executive officers, including the principal executive officer, principal financial officer or controller or persons performing similar functions.

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

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDWARDS LIFESCIENCES CORPORATION
February 17, 2017	By:	/s/ MICHAEL A. MUSSALLEM
Michael A. Mussallem Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL A. MUSSALLEM	Chairman of the Board and Chief Executive Officer	February 17, 2017
Michael A. Mussallem	(Principal Executive Officer)

/s/ SCOTT B. ULLEM	Corporate Vice President, Chief Financial Officer	February 17, 2017
Scott B. Ullem	(Principal Financial Officer)

/s/ ROBERT W.A. SELLERS	Vice President, Corporate Controller	February 17, 2017
Robert W.A. Sellers	(Principal Accounting Officer)

/s/ JOHN T. CARDIS	Director	February 17, 2017
John T. Cardis

/s/ KIERAN T. GALLAHUE	Director	February 17, 2017
Kieran T. Gallahue

/s/ LESLIE S. HEISZ	Director	February 17, 2017
Leslie S. Heisz

/s/ WILLIAM J. LINK, PH.D.	Director	February 17, 2017
William J. Link, Ph.D.

/s/ STEVEN R. LORANGER	Director	February 17, 2017
Steven R. Loranger

/s/ MARTHA H. MARSH	Director	February 17, 2017
Martha H. Marsh

/s/ WESLEY W. VON SCHACK	Director	February 17, 2017
Wesley W. von Schack

/s/ NICHOLAS J. VALERIANI	Director	February 17, 2017
Nicholas J. Valeriani

EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

Exhibit No.	Exhibit No.
3.1
Amended and Restated Certificate of Incorporation of Edwards Lifesciences Corporation dated May 16, 2013 (incorporated by reference to Exhibit 3.1 in Edwards Lifesciences' report on Form 8-K dated May 17, 2013)

3.2	Bylaws of Edwards Lifesciences Corporation amended and restated as of February 25, 2016 (incorporated by reference to Exhibit 3.1 in Edwards Lifesciences' report on Form 8-K dated March 2, 2016)
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
*10.8
Edwards Lifesciences Corporation Long-Term Stock Incentive Compensation Program, as amended and restated as of February 19, 2015 (the "Long-Term Stock Program") (incorporated by reference to Appendix A in Edwards Lifesciences' Definitive Proxy Statement filed on March 31, 2016)

*10.9
Edwards Lifesciences Corporation Form of Participant Stock Option Statement and related Long-Term Stock Program Global Nonqualified Stock Option Award Agreement for awards granted prior to May 2015 (incorporated by reference to Exhibit 10.1 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended March 31, 2011)

*10.10
Edwards Lifesciences Corporation Form of Participant Restricted Stock Unit Statement and related Long-Term Stock Program Global Restricted Stock Unit Award Agreement for awards granted prior to May 2015 (incorporated by reference to Exhibit 10.4 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended March 31, 2011)

*10.11
Edwards Lifesciences Corporation Form of Performance-Based Restricted Stock Unit Statement and related Long-Term Stock Program Global Performance-Based Restricted Stock Unit Award Agreement for awards granted prior to May 2015 (incorporated by reference to Exhibit 10.4 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended June 30, 2012)

*10.12
Edwards Lifesciences Corporation Long-Term Stock Program Global Nonqualified Stock Option Award Agreement for awards granted beginning May 2015 (incorporated by reference to Exhibit 10.3 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended June 30, 2015)

Exhibit No.	Exhibit No.
*10.13
Edwards Lifesciences Corporation Long-Term Stock Program Global Restricted Stock Unit Award Agreement for awards granted beginning May 2015 (incorporated by reference to Exhibit 10.4 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended June 30, 2015)

*10.14
Edwards Lifesciences Corporation Form of Performance-Based Restricted Stock Unit Statement and related Long-Term Stock Program Global Performance-Based Restricted Stock Unit Award Agreement for awards granted beginning May 2015 (incorporated by reference to Exhibit 10.4 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended June 30, 2015)

*10.15
Edwards Lifesciences Corporation Nonemployee Directors Stock Incentive Program, as amended and restated as of February 25, 2016 (incorporated by reference to Exhibit 10.1 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended March 31, 2016)

*10.16
Edwards Lifesciences Corporation Form of Participant Stock Option Statement and related Nonemployee Directors Stock Incentive Program Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended June 30, 2013)

*10.17
Edwards Lifesciences Corporation Form of Nonemployee Directors Stock Incentive Program Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.4 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended March 31, 2011)

*10.18
Edwards Lifesciences Corporation Form of Nonemployee Directors Stock Incentive Program Restricted Stock Agreement (incorporated by reference to Exhibit 10.5 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended March 31, 2011)

*10.19
Edwards Lifesciences Corporation Severance Pay Plan, restated effective January 1, 2013 (incorporated by reference to Exhibit 10.1 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended March 31, 2013)

*10.20
Edwards Lifesciences Corporation Executive Deferred Compensation Plan, as amended and restated effective November 9, 2011 (incorporated by reference to Exhibit 10.7 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2011)

*10.21
Edwards Lifesciences Corporation of Puerto Rico Savings and Investment Plan, as amended and restated January 1, 2011 (incorporated by reference to Exhibit 10.17 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2012)

*10.22
Edwards Lifesciences Corporation 401(k) Savings and Investment Plan, restated effective January 1, 2016 (incorporated by reference to Exhibit 10.2 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended March 31, 2016)

*10.23
Amendment #1 to the Edwards Lifesciences Corporation 401(k) Savings and Investment Plan, dated May 2, 2016 (incorporated by reference to Exhibit 10.1 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended June 30, 2016)

*10.24	Amendment #2 to the Edwards Lifesciences Corporation 401(k) Savings and Investment Plan, dated December 19, 2016
*10.25
Edwards Lifesciences Corporation 2001 Employee Stock Purchase Plan for United States Employees, as amended and restated November 10, 2009 (incorporated by reference to Appendix B in Edwards Lifesciences' Definitive Proxy Statement filed on March 29, 2013)

*10.26
Edwards Lifesciences Corporation 2001 Employee Stock Purchase Plan for International Employees, as amended and restated February 20, 2014 (incorporated by reference to Appendix B in Edwards Lifesciences' Definitive Proxy Statement filed on March 28, 2014)

*10.27	Edwards Lifesciences Corporation 2015 Edwards Incentive Plan (incorporated by reference to Appendix A in Edwards Lifesciences' Definitive Proxy Statement filed on March 30, 2015)
*10.28
Edwards Lifesciences Corporation Officer Perquisite Program Guidelines, as of February 20, 2013 (incorporated by reference to Exhibit 10.25 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2012)

*10.29	Edwards Lifesciences Corporation Form of Indemnification Agreement (incorporated by reference to Exhibit 10.20 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2011)
12.1	Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of Edwards Lifesciences Corporation
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Exhibit No.
101
The following financial statements from Edwards Lifesciences' Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity and (vi) Notes to Consolidated Financial Statements.

______________________________________________________________________________
# Pursuant to a request for confidential treatment, confidential portions of this exhibit have been redacted and have been filed separately with the Securities and Exchange Commission

* Represents management contract or compensatory plan