Form 10-Q
period 2017-03-31
Edwards Lifesciences Corp
filed 2017-04-28
CIK 1099800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The number of shares outstanding of the registrant's common stock, $1.00 par value, as of April 21, 2017 was 209,802,799.

EDWARDS LIFESCIENCES CORPORATION
FORM 10-Q
For the quarterly period ended March 31, 2017

Part I. Financial Information

Item 1.    Financial Statements
EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions, except par value; unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$819.3	$930.1
Short-term investments (Note 4)	98.9	341.0
Accounts and other receivables, net of allowances of $8.6 and $9.0, respectively	510.2	414.6
Inventories (Note 2)	431.4	396.6
Prepaid expenses	53.0	45.9
Other current assets	105.6	111.8
Total current assets	2,018.4	2,240.0
Long-term investments (Note 4)	519.0	532.1
Property, plant, and equipment, net	588.8	580.0
Goodwill (Note 3)	945.2	626.1
Other intangible assets, net (Note 3)	402.1	204.8
Deferred income taxes	179.1	203.8
Other assets	127.8	123.2
Total assets	$4,780.4	$4,510.0
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 2)	$584.8	$532.5
Long-term debt	847.9	822.3
Contingent consideration liabilities (Notes 3 and 5)	195.6	31.6
Other long-term liabilities	409.4	504.6
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock, $.01 par value, authorized 50.0 shares, no shares outstanding	—	—
Common stock, $1.00 par value, 350.0 shares authorized, 243.2 and 242.6 shares issued, and 210.4 and 211.6 shares outstanding, respectively	243.2	242.6
Additional paid-in capital	1,207.6	1,167.8
Retained earnings	4,145.8	3,906.3
Accumulated other comprehensive loss	(181.5)	(198.4)
Treasury stock, at cost, 32.8 and 31.0 shares, respectively	(2,672.4)	(2,499.3)
Total stockholders' equity	2,742.7	2,619.0
Total liabilities and stockholders' equity	$4,780.4	$4,510.0
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in millions, except per share information; unaudited)

	Three Months Ended March 31,
	2017	2016
Net sales	$883.5	$697.3
Cost of sales	215.6	180.3
Gross profit	667.9	517.0
Selling, general, and administrative expenses	229.6	212.7
Research and development expenses	128.7	101.8
Intellectual property litigation expenses	10.2	12.2
Change in fair value of contingent consideration liabilities	1.1	0.6
Interest expense, net	2.4	2.4
Other expenses, net	2.3	4.0
Income before provision for income taxes	293.6	183.3
Provision for income taxes	63.4	40.3
Net income	$230.2	$143.0
Share information (Note 10)
Earnings per share:
Basic	$1.09	$0.67
Diluted	$1.06	$0.66
Weighted-average number of common shares outstanding:
Basic	211.2	213.1
Diluted	216.4	217.8
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$230.2	$143.0
Other comprehensive income, net of tax (Note 9):
Foreign currency translation adjustments	23.7	27.6
Unrealized loss on cash flow hedges	(6.3)	(19.6)
Unrealized (loss) gain on available-for-sale investments	(1.0)	1.7
Reclassification of net realized investment loss to earnings	0.5	0.3
Other comprehensive income	16.9	10.0
Comprehensive income	$247.1	$153.0
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net income	$230.2	$143.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21.1	15.9
Stock-based compensation (Note 7)	15.2	14.3
Excess tax benefit from stock plans (Note 1)	—	(11.1)
Gain on investments, net	(1.5)	(0.3)
Deferred income taxes	36.6	0.2
Purchased in-process research and development	5.6	—
Other	2.0	1.3
Changes in operating assets and liabilities:
Accounts and other receivables, net	(81.5)	(32.2)
Inventories	(24.3)	(4.6)
Accounts payable and accrued liabilities	(94.2)	(47.6)
Income taxes	19.0	24.8
Prepaid expenses and other current assets	(3.6)	(3.6)
Other	3.7	7.0
Net cash provided by operating activities	128.3	107.1
Cash flows from investing activities
Capital expenditures	(15.9)	(27.7)
Purchases of held-to-maturity investments (Note 4)	—	(152.5)
Proceeds from held-to-maturity investments (Note 4)	229.5	255.0
Purchases of available-for sale investments (Note 4)	(167.4)	(73.4)
Proceeds from available-for-sale investments (Note 4)	193.3	47.7
Investments in intangible assets and in-process research and development	(2.7)	—
Investments in trading securities, net	(4.4)	(4.0)
Investments in unconsolidated affiliates, net (Note 4)	0.2	(2.0)
Acquisition of business, net of cash acquired (Note 3)	(82.0)	—
Other	0.6	4.2
Net cash provided by investing activities	151.2	47.3
Cash flows from financing activities
Proceeds from issuance of debt	377.4	9.7
Payments on debt and capital lease obligations	(353.4)	(9.5)
Purchases of treasury stock	(437.4)	(344.1)
Equity forward contract related to accelerated share repurchase agreement	—	(57.5)
Excess tax benefit from stock plans (Note 1)	—	11.1
Proceeds from stock plans	23.1	19.5
Other	(1.0)	1.7
Net cash used in financing activities	(391.3)	(369.1)
Effect of currency exchange rate changes on cash and cash equivalents	1.0	(2.3)
Net decrease in cash and cash equivalents	(110.8)	(217.0)
Cash and cash equivalents at beginning of period	930.1	718.4
Cash and cash equivalents at end of period	$819.3	$501.4
Supplemental disclosures:
Non-cash investing and financing transactions:
Fair value of shares issued in connection with business combinations	$266.5	$—
Capital expenditures accruals	$12.8	$16.4
The accompanying notes are an integral part of these
consolidated condensed financial statements.

1.     BASIS OF PRESENTATION

The accompanying interim consolidated condensed financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the consolidated financial statements and notes included in Edwards Lifesciences Corporation's Annual Report on Form 10-K for the year ended December 31, 2016. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted.

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

Recently Adopted Accounting Standards

In March 2016, the Financial Accounting Standards Board ("FASB") issued an amendment to the guidance on stock compensation. The amendment simplifies several aspects of the accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance was effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted this standard effective January 1, 2017. The impact of the standard was as follows:

•
the Company recorded excess tax benefits of $10.2 million as a benefit to the provision for income taxes for the quarter ended March 31, 2017. Previously, this amount would have been recorded to additional paid-in capital;

•
the new standard eliminates the requirement that excess tax benefits be realized through a reduction in income taxes payable before a company can recognize them. As a result, on January 1, 2017, the Company recorded, on a modified-retrospective basis, a cumulative-effect adjustment of $9.3 million in retained earnings for excess tax benefits not previously recognized;

•
in the diluted earnings per share calculation, when applying the treasury stock method for shares that could be repurchased, the assumed proceeds no longer include the amount of excess tax benefit. This did not have a material impact on the Company's diluted net earnings per share calculation;

•
the new standard requires that excess tax benefits be reported as operating activities in the consolidated statements of cash flows. Previously, these cash flows were included in financing activities. The Company elected to apply this change on a prospective basis;

•
the new standard requires that employee taxes paid when an employer withholds shares for tax-withholding purposes be reported as financing activities in the consolidated statements of cash flows. This had no impact since the Company has historically presented these amounts as a financing activity; and

•
the Company elected not to change its policy on accounting for forfeitures, and continued to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized each period.

New Accounting Standards Not Yet Adopted

In March 2017, the FASB issued an amendment on the guidance on retirement benefits. The amendment requires that an employer disaggregate the service cost component from the other components of net benefit cost. The amendment also provides explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allows only the service cost component of net benefit cost to be eligible for capitalization. The guidance is effective for periods beginning after December 15, 2017, including interim periods within those annual periods. The guidance related to the presentation of the service cost component and the other components of net benefit cost in the income statement must be applied retrospectively, and the guidance related to the capitalization of the service cost component of net benefit cost must be applied prospectively. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.

2.     COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS
Components of selected captions in the consolidated condensed balance sheets consisted of the following (in millions):

	March 31, 2017	December 31, 2016
Inventories
Raw materials	$65.6	$60.6
Work in process	114.9	102.4
Finished products	250.9	233.6
	$431.4	$396.6

At March 31, 2017 and December 31, 2016, $71.5 million and $64.2 million, respectively, of the Company's finished products inventories were held on consignment.

	March 31, 2017	December 31, 2016
Accounts payable and accrued liabilities
Accounts payable	$93.0	$97.1
Employee compensation and withholdings	129.0	216.1
Property, payroll, and other taxes	45.6	35.3
Research and development accruals	35.9	40.0
Accrued rebates	39.7	36.1
Fair value of derivatives	3.6	3.3
Accrued marketing expenses	11.6	12.6
Taxes payable (Note 11)	132.9	5.9
Litigation reserves	8.3	7.8
Other accrued liabilities	85.2	78.3
	$584.8	$532.5

3.     ACQUISITION
On November 26, 2016, the Company entered into an agreement and plan of merger to acquire Valtech Cardio Ltd. ("Valtech") for approximately $340.0 million, subject to certain adjustments, with the potential for up to an additional $350.0 million in pre-specified milestone-driven payments over the next 10 years. The transaction closed on January 23, 2017, and the consideration paid included the issuance of approximately 2.8 million shares of the Company's common stock (fair value of $266.5 million) and cash of $86.3 million. The Company recognized in "Other Long-term Liabilities" a $162.9 million liability for the estimated fair value of the contingent milestone payments. The fair value of the contingent milestone payments will be remeasured each quarter, with changes in the fair value recognized within operating expenses on the consolidated statements of operations. For further information on the fair value of the contingent milestone payments, see Note 5.

In connection with the acquisition, the Company placed $27.6 million of the purchase price into escrow to satisfy any claims for indemnification made in accordance with the merger agreement. Any funds remaining 15 months after the acquisition date will be disbursed to Valtech's former shareholders. Acquisition-related costs of $0.6 million and $4.1 million were recorded in “Selling, General, and Administrative Expenses” during the three months ended March 31, 2017 and the year ended December 31, 2016, respectively. Prior to the close of the transaction, Valtech spun off its early-stage transseptal mitral valve replacement technology program. Concurrent with the closing, the Company entered into an agreement for an exclusive option to acquire that program and its associated intellectual property for $200.0 million, subject to certain adjustments, plus an additional $50.0 million if a certain European regulatory approval is obtained within 10 years of the acquisition closing date. The option expires two years after the closing date of the transaction, but can be extended by up to one year depending on the results of certain clinical trials.

Valtech is a developer of a transcatheter mitral and tricuspid valve repair system. The Company plans to add this technology to its portfolio of mitral and tricuspid repair products. The acquisition was accounted for as a business combination. Tangible and intangible assets acquired were recorded based on their estimated fair values at the acquisition date. The excess of the purchase price over the fair value of net assets acquired was recorded to goodwill. The Company is in the process of finalizing its purchase price allocation, including the valuation of intangible assets and tax-related items.  Therefore, the amounts reflected below are subject to change and will be finalized in 2017. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the acquisition date (in millions):

Current assets	$22.7
Property and equipment, net	1.2
Goodwill	315.0
Developed technology	109.2
In-process research and development ("IPR&D")	87.9
Other assets	0.8
Current liabilities assumed	(4.5)
Deferred income taxes	(16.6)
Total purchase price	515.7
Less: cash acquired	(4.3)
Total purchase price, net of cash acquired	$511.4

Goodwill includes expected synergies and other benefits the Company believes will result from the acquisition. Goodwill was assigned to the Company’s Rest of World segment and is not deductible for tax purposes. IPR&D has been capitalized at fair value as an intangible asset with an indefinite life and will be assessed for impairment in subsequent periods. The fair value of the IPR&D was determined using the income approach. This approach determines fair value based on cash flow projections which are discounted to present value using a risk-adjusted rate of return. The discount rates used to determine the fair value of the IPR&D ranged from 18.0% to 20.0%. Completion of successful design developments, bench testing, pre-clinical studies and human clinical studies are required prior to selling any product. The risks and uncertainties associated with completing development within a reasonable period of time include those related to the design, development, and manufacturability of the product, the success of pre-clinical and clinical studies, and the timing of regulatory approvals. The valuation assumed $87.3 million of additional research and development expenditures would be incurred prior to the date of product introduction. In the valuation, net cash inflows were modeled to commence in 2019. Upon completion of development, the underlying IPR&D asset will be amortized over its estimated useful life. Developed technology assets are being amortized over a weighted-average useful life of 11 years.

The results of operations for Valtech have been included in the accompanying consolidated financial statements from the date of acquisition. Pro forma results have not been presented as the results of Valtech are not material in relation to the consolidated financial statements of the Company.

4.     INVESTMENTS

Debt Securities

Investments in debt securities at the end of each period were as follows (in millions):

	March 31, 2017				December 31, 2016
Held-to-maturity	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Bank time deposits	$—	$—	$—	$—	$217.0	$—	$—	$217.0
U.S. government and agency securities	6.0	—	—	6.0	16.1	—	(0.1)	16.0
Asset-backed securities	0.2	—	—	0.2	0.3	—	—	0.3
Corporate debt securities	1.4	—	—	1.4	3.0	—	—	3.0
Municipal securities	1.0	—	—	1.0	1.9	—	—	1.9
Total	$8.6	$—	$—	$8.6	$238.3	$—	$(0.1)	$238.2

Available-for-sale
Bank time deposits	$0.5	$—	$—	$0.5	$—	$—	$—	$—
Commercial paper	29.5	—	—	29.5	35.4	—	—	35.4
U.S. government and agency securities	91.6	—	(0.5)	91.1	143.4	—	(0.7)	142.7
Foreign government bonds	23.8	0.1	—	23.9	—	—	—	—
Asset-backed securities	89.4	0.1	(0.2)	89.3	86.0	—	(0.2)	85.8
Corporate debt securities	337.8	0.7	(1.0)	337.5	333.6	0.4	(1.5)	332.5
Municipal securities	4.6	—	—	4.6	4.6	—	(0.1)	4.5
Total	$577.2	$0.9	$(1.7)	$576.4	$603.0	$0.4	$(2.5)	$600.9
The cost and fair value of investments in debt securities, by contractual maturity, as of March 31, 2017 were as follows:

	Held-to-Maturity		Available-for-Sale
	Cost	Fair Value	Cost	Fair Value
	(in millions)
Due in 1 year or less	$2.4	$2.4	$96.5	$96.5
Due after 1 year through 5 years	—	—	389.3	388.5
Due after 5 years through 10 years	—	—	2.0	2.0
Instruments not due at a single maturity date	6.2	6.2	89.4	89.4
	$8.6	$8.6	$577.2	$576.4
Actual maturities may differ from the contractual maturities due to call or prepayment rights.

Investments in Unconsolidated Affiliates

The Company has a number of equity investments in privately and publicly held companies. Investments in these unconsolidated affiliates are recorded in "Long-term Investments" on the consolidated condensed balance sheets, and are as follows:

	March 31, 2017	December 31, 2016
	(in millions)
Available-for-sale investments
Cost	$—	$—
Unrealized gains	0.1	0.1
Fair value of available-for-sale investments	0.1	0.1
Equity method investments
Cost	9.3	9.5
Equity in losses	(4.7)	(3.9)
Carrying value of equity method investments	4.6	5.6
Cost method investments
Carrying value of cost method investments	28.2	28.2
Total investments in unconsolidated affiliates	$32.9	$33.9
During the three months ended March 31, 2017, the gross realized gains or losses from sales of available-for-sale investments were not material.
5.     FAIR VALUE MEASUREMENTS
The consolidated condensed financial statements include financial instruments for which the fair market value of such instruments may differ from amounts reflected on a historical cost basis. Financial instruments of the Company consist of cash deposits, accounts and other receivables, investments, accounts payable, certain accrued liabilities, and borrowings under a revolving credit agreement. The carrying value of these financial instruments generally approximates fair value due to their short-term nature. Financial instruments also include long-term notes payable. As of March 31, 2017, the fair value of the notes payable, based on Level 2 inputs, was $608.3 million, versus a carrying value of $597.9 million.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company's financial instruments which are measured at fair value on a recurring basis (in millions):

March 31, 2017	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$53.0	$28.4	$—	$81.4
Available-for-sale investments:
Bank time deposits	—	0.5	—	0.5
Corporate debt securities	—	337.5	—	337.5
Asset-backed securities	—	89.3	—	89.3
U.S. government and agency securities	53.9	37.2	—	91.1
Foreign government bonds	—	23.9	—	23.9
Commercial paper	—	29.5	—	29.5
Municipal securities	—	4.6	—	4.6
Equity investments in unconsolidated affiliates	0.1	—	—	0.1
Investments held for deferred compensation plans	52.6	—	—	52.6
Derivatives	—	22.6	—	22.6
	$159.6	$573.5	$—	$733.1
Liabilities
Derivatives	$—	$3.6	$—	$3.6
Deferred compensation plans	52.9	—	—	52.9
Contingent consideration liabilities	—	—	195.6	195.6
	$52.9	$3.6	$195.6	$252.1
December 31, 2016
Assets
Cash equivalents	$44.1	$—	$—	$44.1
Available-for-sale investments:
Corporate debt securities	—	332.5	—	332.5
Asset-backed securities	—	85.8	—	85.8
U.S. government and agency securities	100.7	42.0	—	142.7
Commercial paper	—	35.4	—	35.4
Municipal securities	—	4.5	—	4.5
Equity investments in unconsolidated affiliates	0.1	—	—	0.1
Investments held for deferred compensation plans	46.0	—	—	46.0
Derivatives	—	35.2	—	35.2
	$190.9	$535.4	$—	$726.3
Liabilities
Derivatives	$—	$3.3	$—	$3.3
Deferred compensation plans	46.7	—	—	46.7
Contingent consideration liabilities	—	—	31.6	31.6
	$46.7	$3.3	$31.6	$81.6

The following table summarizes the changes in fair value of the contingent consideration obligation for the three months ended March 31, 2017 (in millions):

Balance at December 31, 2016	$31.6
Additions	162.9
Changes in fair value	1.1
Balance at March 31, 2017	$195.6

Cash Equivalents and Available-for-sale Investments

The Company estimates the fair values of its money market funds based on quoted prices in active markets for identical assets. The Company estimates the fair values of its time deposits, commercial paper, U.S. and foreign government and agency securities, municipal securities, asset-backed securities, and corporate debt securities by taking into consideration valuations obtained from third-party pricing services. The pricing services use industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades and broker-dealer quotes on the same or similar securities, benchmark yields, credit spreads, prepayment and default projections based on historical data, and other observable inputs. The Company independently reviews and validates the pricing received from the third-party pricing service by comparing the prices to prices reported by a secondary pricing source. The Company’s validation procedures have not resulted in an adjustment to the pricing received from the pricing service.

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

Derivative Instruments

The Company uses derivative financial instruments in the form of foreign currency forward exchange contracts to manage foreign currency exposures, and interest rate swap agreements to manage its interest rate exposures. All derivatives contracts are recognized on the balance sheet at their fair value. The fair value of foreign currency derivative financial instruments was estimated based on quoted market foreign exchange rates and market discount rates. The fair value of the interest rate swap agreements was determined based on a discounted cash flow analysis reflecting the contractual terms of the agreements and the 6-month LIBOR forward interest rate curve. Judgment was employed in interpreting market data to develop estimates of fair value; accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.

Contingent Consideration Liabilities

Certain of the Company's acquisitions involve contingent consideration arrangements. Payment of additional consideration is contingent upon the acquired company reaching certain performance milestones, such as attaining specified revenue levels, achieving product development targets, or obtaining regulatory approvals. These contingent consideration liabilities are measured at estimated fair value using either a probability weighted discounted cash flow analysis or a Monte Carlo simulation model, both of which consider significant unobservable inputs. These inputs include (1) the discount rate used to present value the projected cash flows (ranging from 0.8% to 3.2%), (2) the probability of milestone achievement (ranging from 43.0% to 85.0%), (3) the projected payment dates (ranging from 2018 to 2024), and (4) the volatility of future revenue (50.0%). The use of different assumptions could have a material effect on the estimated fair value amounts.

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

	Notional Amount
	March 31, 2017	December 31, 2016
	(in millions)
Foreign currency forward exchange contracts	$908.4	$949.7
Interest rate swap agreements	300.0	300.0

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

All derivative financial instruments are recognized at fair value in the consolidated condensed balance sheets. For each derivative instrument that is designated and effective as a fair value hedge, the gain or loss on the derivative is recognized immediately to earnings, and offsets the loss or gain on the underlying hedged item. The gain or loss on the interest rate swaps (designated as fair value hedges) is classified in net interest expense, as they hedge the interest rate risk associated with the Company's fixed-rate debt. The Company reports in "Accumulated Other Comprehensive Loss" the effective portion of the gain or loss on derivative financial instruments that are designated, and that qualify, as cash flow hedges. The Company reclassifies these gains and losses into earnings in the same period in which the underlying hedged transactions affect earnings. The effective portions of net investment hedges are reported in "Accumulated Other Comprehensive Loss" as a part of the cumulative translation adjustment, and would be reclassified into earnings if the underlying net investment is sold or substantially liquidated. The ineffective portions of cash flow hedges and net investment hedges are recorded in current period earnings. For the three months ended March 31, 2017 and 2016, the Company did not record any gains or losses due to hedge ineffectiveness. The gains and losses on derivative financial instruments for which the Company does not elect hedge accounting treatment are recognized in the consolidated condensed statements of operations in each period based upon the change in the fair value of the derivative financial instrument. Cash flows from net investment hedges are reported as investing activities in the consolidated condensed statements of cash flows, and cash flows from all other derivative financial instruments are reported as operating activities.

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

The following table presents the location and fair value amounts of derivative instruments reported in the consolidated condensed balance sheets (in millions):

		Fair Value
Derivatives designated as hedging instruments	Balance Sheet Location	March 31, 2017	December 31, 2016
Assets
Foreign currency contracts	Other current assets	$18.0	$28.6
Interest rate swap agreements	Other assets	$0.5	$0.4
Liabilities
Foreign currency contracts	Accrued and other liabilities	$3.6	$3.3
Derivatives not designated as hedging instruments
Assets
Foreign currency contracts	Other current assets	$4.1	$6.2

The following table presents the effect of master-netting agreements and rights of offset on the consolidated condensed balance sheets (in millions):

				Gross Amounts Not Offset in the Consolidated Balance Sheet
		Gross Amounts Offset in the Consolidated Balance Sheet
			Net Amounts Presented in the Consolidated Balance Sheet
March 31, 2017	Gross Amounts			Financial Instruments	Cash Collateral Received	Net Amount
Derivative assets
Foreign currency contracts	$22.1	$—	$22.1	$(3.6)	$—	$18.5
Interest rate swap agreements	$0.5	$—	$0.5	$—	$—	$0.5
Derivative liabilities
Foreign currency contracts	$3.6	$—	$3.6	$(3.6)	$—	$—
December 31, 2016
Derivative assets
Foreign currency contracts	$34.8	$—	$34.8	$(3.3)	$—	$31.5
Interest rate swap agreements	$0.4	$—	$0.4	$—	$—	$0.4
Derivative liabilities
Foreign currency contracts	$3.3	$—	$3.3	$(3.3)	$—	$—
The following tables present the effect of derivative instruments on the consolidated condensed statements of operations and consolidated condensed statements of comprehensive income (in millions):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended March 31,			Three Months Ended March 31,
			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income
	2017	2016		2017	2016
Cash flow hedges
Foreign currency contracts	$(8.5)	$(21.0)	Cost of sales	$2.5	$11.4
			Selling, general, and administrative expenses	$0.1	$—

Net investment hedges
Foreign currency contracts	$—	$(12.3)	Other expenses, net	$—	$—

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended March 31,
	Location of Gain or (Loss) Recognized in Income on Derivative
Fair value hedges		2017	2016
Interest rate swap agreements	Interest expense, net	$0.1	$4.9

The gains on the interest rate swap agreements are fully offset by the changes in the fair value of the fixed-rate debt being hedged.

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended March 31,
	Location of Gain or (Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments		2017	2016
Foreign currency contracts	Other expenses, net	$(5.5)	$(6.4)

The Company expects that during the next twelve months it will reclassify to earnings a $2.3 million gain currently recorded in "Accumulated Other Comprehensive Loss."
7.    STOCK-BASED COMPENSATION
Stock-based compensation expense related to awards issued under the Company's incentive compensation plans for the three months ended March 31, 2017 and 2016 was as follows (in millions):

	Three Months Ended March 31,
	2017	2016
Cost of sales	$2.3	$2.0
Selling, general, and administrative expenses	10.2	9.7
Research and development expenses	2.7	2.6
Total stock-based compensation expense	$15.2	$14.3
At March 31, 2017, the total remaining compensation cost related to nonvested stock options, restricted stock units, market-based restricted stock units, performance-based restricted stock units, and employee stock purchase plan ("ESPP") subscription awards amounted to $88.8 million, which will be amortized on a straight-line basis over the weighted-average remaining requisite service period of 28 months.
Fair Value Disclosures

The following table includes the weighted-average grant-date fair values of stock options granted during the periods indicated and the related weighted-average assumptions used in the Black-Scholes option pricing model:

Option Awards	Three Months Ended March 31,
	2017	2016
Average risk-free interest rate	1.8%	1.1%
Expected dividend yield	None	None
Expected volatility	33.2%	29.7%
Expected term (years)	4.7	4.7
Fair value, per option	$29.66	$24.28
The following table includes the weighted-average grant-date fair values for ESPP subscriptions granted during the periods indicated and the related weighted-average assumptions used in the Black-Scholes option pricing model:

ESPP	Three Months Ended March 31,
	2017	2016
Average risk-free interest rate	0.4%	0.3%
Expected dividend yield	None	None
Expected volatility	33.2%	26.5%
Expected term (years)	0.6	0.6
Fair value, per share	$23.26	$18.17

8.    COMMITMENTS AND CONTINGENCIES

On October 30, 2015, Boston Scientific Scimed, Inc., a subsidiary of Boston Scientific Corporation ("Boston Scientific"), filed a lawsuit in the district court in Düsseldorf, Germany against Edwards Lifesciences and its German subsidiary, Edwards Lifesciences Services GmbH, alleging that Edwards Lifesciences' SAPIEN 3 heart valve infringes certain claims of a Boston Scientific German national patent arising from EP 2 749 254 B1 (the "'254 patent") related to paravalvular sealing technology. On February 26, 2016, Boston Scientific added the German national patent arising from EP 2 926 766 (the "'766 patent") to the infringement allegations. On April 8, 2016, Boston Scientific filed a similar patent infringement action in district court in Paris, France relating to these patents. The complaints seek unspecified money damages and injunctive relief. The Company intends to defend itself vigorously in these matters. The French suit has been stayed pending the outcome of validity proceedings on the '766 and '254 patents. On March 9, 2017, the German district court ruled that the SAPIEN 3 heart valve infringes the '254 and '766 patents, and that Boston Scientific is entitled to enforce an injunction against SAPIEN 3 sales in Germany upon payment of a €90.0 million bond for each patent, but has not yet elected to do so. Edwards Lifesciences has appealed this infringement decision. In addition, Edwards Lifesciences has filed oppositions at the European Patent Office ("EPO") challenging the validity of the '254 and '766 patents.

On November 2, 2015, Edwards Lifesciences LLC, a U.S. subsidiary of Edwards Lifesciences, filed a lawsuit against Sadra Medical, Inc. and Boston Scientific Scimed, Inc., two subsidiaries of Boston Scientific, in the United Kingdom in the High Court of Justice, Chancery Division, Patents Court to declare invalid and revoke the U.K. national patent corresponding to the '254 patent. Edwards Lifesciences later added Boston Scientific’s UK national patent corresponding to the '766 patent to this invalidity lawsuit.  The Boston Scientific subsidiaries filed counterclaims against Edwards Lifesciences and three of its European subsidiaries alleging that the SAPIEN 3 heart valve infringes certain claims of the same patents and seeking unspecified monetary damages and injunctive relief. On March 3, 2017, the UK Patents Court ruled that Boston Scientific's '254 patent is invalid, and that its '766 patent is valid and infringed. The court also ruled that Boston Scientific is entitled to an injunction against SAPIEN 3 sales in the United Kingdom, but stayed the injunction pending appeal. Both sides have appealed this decision.

On November 23, 2015, Edwards Lifesciences PVT, Inc., a U.S. subsidiary of Edwards Lifesciences, filed a lawsuit in the district court in Düsseldorf, Germany for patent infringement against Boston Scientific and a German subsidiary, Boston Scientific Medizintechnik GmbH, alleging that the Lotus heart valve infringes certain claims of Edwards Lifesciences' German national patents EP 1 441 672 B1 (the "'672 patent") and 2 255 753 B1 (the "'753 patent") related to prosthetic valve and delivery system technology. Edwards Lifesciences later added its German national patent EP 2 399 550 (the "'550 patent") to this suit. The complaint seeks unspecified monetary damages and injunctive relief. On March 9, 2016, the German district court ruled that the Lotus heart valve infringes the '550 patent, but does not infringe the '672 patent. The court also ruled that Edwards Lifesciences is entitled to enforce an injunction against the sales of the Lotus valve in Germany upon the payment of a €10.0 million bond, but has not yet elected to do so. Both sides have appealed this decision. The court did not rule on the '753 patent due to an opposition filed at the EPO by Boston Scientific. On March 28, 2017, the EPO rendered an initial decision to revoke the '753 patent. Edwards Lifesciences intends to appeal the EPO's initial decision.

On April 19, 2016, Boston Scientific filed a lawsuit against Edwards Lifesciences in the Federal District Court in the District of Delaware alleging that the SAPIEN 3 heart valve infringes certain claims of Boston Scientific’s U.S. Patent 8,992,608 (the "'608 patent") related to paravalvular sealing technology and seeking unspecified monetary damages and injunctive relief. On June 9, 2016, Edwards Lifesciences LLC and Edwards Lifesciences PVT, Inc. filed counterclaims alleging that Boston Scientific’s Lotus heart valve infringes Edwards Lifesciences’ U.S. Patents 9,168,133; 9,339,383; and 7,510,575 related to prosthetic valve technology. Trial is scheduled for July 2018. On October 12, 2016, Edwards Lifesciences filed an Inter Partes Review ("IPR") request with the U.S. Patent and Trademark Office (the "USPTO") challenging the validity of Boston Scientific's '608 patent. On March 29, 2017, the USPTO decided to institute the IPR.

Also on April 19, 2016, Boston Scientific filed a lawsuit against Edwards Lifesciences in the Federal District Court in the Central District of California alleging that five of its transcatheter heart valve delivery systems and a valve crimper infringe certain claims of eight Boston Scientific U.S. patents.  The complaints seek unspecified monetary damages and injunctive relief. Trial is scheduled for May 2018. The Company intends to defend itself vigorously in these matters and has filed IPRs challenging the validity of the Boston Scientific patents in the suit. On April 21, 2017, the USPTO declined to institute one requested IPR related to a crimper patent. Other IPR requests are pending.

On October 23, 2016, Edwards Lifesciences PVT, Inc. and Edwards Lifesciences (Canada) Inc., a Canadian subsidiary of Edwards Lifesciences, filed a lawsuit against Boston Scientific and its Canadian subsidiary, Boston Scientific Ltd., as well as LivaNova PLC and LivaNova Canada Corp., its contract manufacturers, in the Federal Court in Toronto, Canada, alleging that Boston Scientific's manufacture of the Lotus valve through its contract manufacturers infringes two of Edwards Lifesciences'

patents covering transcatheter heart valve technology. On February 17, 2017, Edwards added Neovasc, Inc. and Neovasc Medical Inc., additional contract manufacturers of Boston Scientific, to this lawsuit. On January 11, 2017, Edwards Lifesciences PVT, Inc. and Edwards Lifesciences SA(AG), a Swiss subsidiary of Edwards Lifesciences, filed a lawsuit against Boston Scientific Ltd and Boston Scientific Group PLC, two Irish subsidiaries of Boston Scientific, in the High Court in Dublin, Ireland alleging that the Boston Scientific's manufacture of the Lotus and Lotus Edge valves infringes the '550 patent.

Because the ultimate outcome of the above matters involve judgments, estimates, and inherent uncertainties, and cannot be predicted with certainty, charges related to such matters could have a material adverse impact on Edwards Lifesciences' financial position, results of operations, and liquidity.
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

9.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table is a summary of activity for each component of "Accumulated Other Comprehensive Loss" for the three months ended March 31, 2017 (in millions):

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Gain (Loss) on Available-for-sale Investments	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
December 31, 2016	$(197.6)	$16.7	$0.1	$(17.6)	$(198.4)
Other comprehensive gain (loss) before reclassifications	23.7	(8.5)	(1.1)	—	14.1
Amounts reclassified from accumulated other comprehensive loss	—	(2.6)	0.5	—	(2.1)
Deferred income tax benefit	—	4.8	0.1	—	4.9
March 31, 2017	$(173.9)	$10.4	$(0.4)	$(17.6)	$(181.5)
The following table provides information about amounts reclassified from "Accumulated Other Comprehensive Loss" (in millions):

	Three Months Ended March 31,
			Affected Line on Consolidated Condensed Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	2017	2016
Gain (loss) on cash flow hedges	$2.6	$11.4	Cost of sales
	(1.0)	(4.4)	Provision for income taxes
	$1.6	$7.0	Net of tax
Gain (loss) on available-for-sale investments	$(0.5)	$(0.3)	Other expenses, net
	—	—	Provision for income taxes
	$(0.5)	$(0.3)	Net of tax

10.    EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average common shares outstanding during a period. Diluted earnings per share is computed based on the weighted-average common shares outstanding plus the effect of dilutive potential common shares outstanding during the period calculated using the treasury stock method. Dilutive potential common shares include employee equity share options, nonvested shares, and similar equity instruments granted by the Company. Potential common share equivalents have been excluded where their inclusion would be anti-dilutive.

The table below presents the computation of basic and diluted earnings per share (in millions, except for per share information):

	Three Months Ended March 31,
	2017	2016
Basic:
Net income	$230.2	$143.0
Weighted-average shares outstanding	211.2	213.1
Basic earnings per share	$1.09	$0.67
Diluted:
Net income	$230.2	$143.0
Weighted-average shares outstanding	211.2	213.1
Dilutive effect of stock plans	5.2	4.7
Dilutive weighted-average shares outstanding	216.4	217.8
Diluted earnings per share	$1.06	$0.66

Stock options, restricted stock units, and market-based restricted stock units to purchase 1.1 million and 0.3 million shares for the three months ended March 31, 2017 and 2016, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

11.    INCOME TAXES

The Company's effective income tax rates were 21.6% and 22.0% for the three months ended March 31, 2017 and 2016, respectively. The change in the effective rates is primarily a result of the benefit of the adoption of the new accounting standard for employee share-based compensation (see Note 1), offset by fluctuations in the relative contribution of foreign operations and United States operations to worldwide pre-tax income.

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

At March 31, 2017, all material state, local, and foreign income tax matters have been concluded for years through 2008. The Internal Revenue Service ("IRS") has substantially completed its fieldwork for the 2009 through 2012 tax years. However, the audits are currently in suspense pending a final determination with respect to a pending application for an Advanced Pricing Agreement ("APA") discussed below. The IRS began its examination of the 2014 tax year during the fourth quarter of 2016.

As of March 31, 2017 and December 31, 2016, the liability for income taxes associated with uncertain tax positions was $144.6 million and $245.5 million, respectively. The Company estimates that these liabilities would be reduced by $19.3 million and $44.9 million, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, and timing adjustments. The net amounts of $125.3 million and $200.6 million, respectively, if not required, would favorably affect the Company's effective tax rate. The significant decrease in the net amount during the quarter is a result of the Company's anticipated partial settlement of the APA discussed below.

The Company has been pursuing an APA between the Switzerland and United States governments for the years 2009 through 2013 covering transfer pricing matters with the possibility of a roll-forward of the results to subsequent years. During the quarter, an agreement was reached on several of the transactions covered by the APA. As a result, the Company now anticipates that it will make payments related to these transactions within the next twelve months. Therefore, a reclassification was made during the quarter from the long-term liability for uncertain tax positions to current taxes payable for the portion that relates to these transactions. Negotiations on other significant transaction flows remain ongoing as of March 31, 2017. Overall, transfer pricing matters continue to be significant to the Company's consolidated financial statements as the disputed amounts are material, and the final outcome is uncertain. The Company continues to believe its positions are supportable.

During 2014, the Company filed with the IRS a request for a pre-filing agreement associated with a tax return filing position on a portion of the litigation settlement payment received in May 2014. During the first quarter of 2015, the IRS accepted the Company's request into the pre-filing agreement program. The closing agreement for this matter was finalized during the fourth quarter of 2016. There remains a disputed issue and the Company expects to enter the Fast-Track Appeals process during 2017. The Company made an advance payment of tax in December 2015 to prevent the further accrual of interest on any potential deficiency only and not to signify any potential agreement to a contrary position that may be taken by the IRS.

12.    SEGMENT INFORMATION

Edwards Lifesciences conducts operations worldwide and is managed in the following geographical regions: United States, Europe, Japan, and Rest of World. All regions sell products that are used to treat advanced cardiovascular disease.

The Company's geographic segments are reported based on the financial information provided to the Chief Operating Decision Maker (the Chief Executive Officer). The Company evaluates the performance of its geographic segments based on net sales and income before provision for income taxes ("pre-tax income"). The accounting policies of the segments are substantially the same as those described in Note 2 of the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2016. Segment net sales and segment pre-tax income are based on internally derived standard foreign exchange rates, which may differ from year to year, and do not include inter-segment profits. Because of the interdependence of the reportable segments, the operating profit as presented may not be representative of the geographical distribution that would occur if the segments were not interdependent. Net sales by geographic area are based on the location of the customer.

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

The table below presents information about Edwards Lifesciences' reportable segments (in millions):

	Three Months Ended March 31,
	2017	2016
Segment Net Sales
United States	$464.6	$375.6
Europe	265.3	187.1
Japan	81.8	63.8
Rest of World	81.8	71.5
Total segment net sales	$893.5	$698.0
Segment Pre-tax Income
United States	$303.5	$241.6
Europe	151.2	94.7
Japan	46.0	29.5
Rest of World	25.4	17.9
Total segment pre-tax income	$526.1	$383.7
The table below presents reconciliations of segment net sales to consolidated net sales and segment pre-tax income to consolidated pre-tax income (in millions):

	Three Months Ended March 31,
	2017	2016
Net Sales Reconciliation
Segment net sales	$893.5	$698.0
Foreign currency	(10.0)	(0.7)
Consolidated net sales	$883.5	$697.3
Pre-tax Income Reconciliation
Segment pre-tax income	$526.1	$383.7
Unallocated amounts:
Corporate items	(218.7)	(195.2)
Intellectual property litigation expenses	(10.2)	(12.2)
Interest expense, net	(2.4)	(2.4)
Foreign currency	(1.2)	9.4
Consolidated pre-tax income	$293.6	$183.3

Enterprise-wide Information

Enterprise-wide information is based on actual foreign exchange rates used in the Company's consolidated condensed financial statements.

	Three Months Ended March 31,
	2017	2016

Net Sales by Geographic Area
United States	$464.6	$375.6
Europe	261.0	188.5
Japan	79.3	66.6
Rest of World	78.6	66.6
	$883.5	$697.3
Net Sales by Major Product and Service Area
Transcatheter Heart Valve Therapy	$539.2	$367.8
Surgical Heart Valve Therapy	199.5	195.9
Critical Care	144.8	133.6
	$883.5	$697.3

	March 31, 2017	December 31, 2016
	(in millions)
Long-lived Tangible Assets by Geographic Area
United States	$567.3	$555.5
Europe	29.3	27.9
Japan	8.2	8.0
Rest of World	108.2	108.6
	$713.0	$700.0

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
        This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements contained in this report to be covered by the safe harbor provisions of such Acts. All statements other than statements of historical fact in this report or referred to or incorporated by reference into this report are "forward-looking statements" for purposes of these sections. These statements include, among other things, any predictions of earnings, revenues, expenses or other financial items, plans or expectations with respect to development activities, clinical trials or regulatory approvals, any statements of plans, strategies and objectives of management for future operations, any statements concerning our future operations, financial conditions and prospects, and any statements of assumptions underlying any of the foregoing. These statements can sometimes be identified by the use of the forward-looking words such as "may," "believe," "will," "expect," "project," "estimate," "should," "anticipate," "plan," "goal," "continue," "seek," "pro forma," "forecast," "intend," "guidance," "optimistic," "aspire," "confident," other forms of these words or similar words or expressions or the negative thereof. Investors are cautioned not to unduly rely on such forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause our results or future business, financial condition, results of operations or performance to differ materially from our historical results or experiences or those expressed or implied in any forward-looking statements contained in this report. Investors should carefully review the information contained in, or incorporated by reference into, our annual report on Form 10-K for the year ended December 31, 2016 and subsequent reports on Forms 10-Q and 8-K for a description of certain of these risks and uncertainties. These forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections.
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
Financial Highlights
Our sales growth was led by our THVT products, primarily increased sales of the Edwards SAPIEN 3 transcatheter heart valve in the United States and Europe, notably in Germany as customers elected to purchase additional inventory in anticipation of a potential supply interruption resulting from recent intellectual property litigation in that country. Our gross profit in 2017 was positively impacted by an improved product mix, led by THVT products. The increase in our net income was primarily driven by our increased sales.
Healthcare Environment, Opportunities, and Challenges
The medical technology industry is highly competitive and continues to evolve. Our success is measured both by the development of innovative products and the value we bring to our stakeholders. We are committed to developing new technologies and providing innovative patient care, and we are committed to defending our intellectual property in support of those developments. In the first three months of 2017, we invested 14.6% of our net sales in research and development.
New Accounting Standards
For information on new accounting standards, see Note 1 to the "Consolidated Condensed Financial Statements."
Results of Operations
Net Sales Trends
(dollars in millions)

	Three Months Ended March 31,
				Percent Change
	2017	2016	Change
United States	$464.6	$375.6	$89.0	23.7%
International	418.9	321.7	97.2	30.2%
Total net sales	$883.5	$697.3	$186.2	26.7%

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
Net Sales by Product Group
(dollars in millions)

	Three Months Ended March 31,
				Percent Change
	2017	2016	Change
Transcatheter Heart Valve Therapy	$539.2	$367.8	$171.4	46.6%
Surgical Heart Valve Therapy	199.5	195.9	3.6	1.8%
Critical Care	144.8	133.6	11.2	8.4%
Total net sales	$883.5	$697.3	$186.2	26.7%

Transcatheter Heart Valve Therapy
The increase in net sales of THVT products in the United States was due primarily to:

•	the Edwards SAPIEN 3 valve, driven by strong therapy adoption;

The increase in international net sales of THVT products was due to:

•
the Edwards SAPIEN 3 valve, driven primarily by increased sales in (1) Europe, notably in Germany as customers elected to purchase additional inventory in anticipation of a potential supply interruption resulting from recent intellectual property litigation in that country, and (2) Japan, driven by its launch in March 2016;

partially offset by:

•	lower sales of the Edwards SAPIEN XT valve in Japan as customers converted to Edwards SAPIEN 3.

Surgical Heart Valve Therapy
The increase in net sales of SHVT in the three month period was driven by:

•	the EDWARDS INTUITY Elite Valve System, primarily in the United States; and

•	mitral tissue valves, primarily in the United States and Rest of World, enhanced by the recovery from the supply interruption we experienced in mid-2016;

partially offset by:

•	surgical aortic tissue valves, primarily in the United States, as customers converted to Edwards SAPIEN 3.

Critical Care
The increase in net sales of Critical Care products was driven by enhanced surgical recovery products in the United States and Rest of World, and core hemodynamic products, primarily in Rest of World.

In April 2017, we received United States Food and Drug Administration clearance for our HemoSphere advanced monitoring platform. This technology provides clinicians with clarity on a patient’s hemodynamics, or the factors that manage blood flow, to help them make proactive, timely clinical decisions.
Gross Profit
The increase in gross profit as a percentage of net sales for the three months ended March 31, 2017 was driven primarily by:

•	a 1.6 percentage point increase in the United States, and a 0.6 percentage point increase in international markets, due to an improved product mix, driven by THVT products;

partially offset by:

•	a 0.7 percentage point decrease due to the impact of foreign currency exchange rate fluctuations, including the settlement of foreign currency hedging contracts.
Selling, General, and Administrative ("SG&A") Expenses
The increase in SG&A expenses for the three months ended March 31, 2017 was due primarily to higher sales and marketing expenses in the United States and Europe, mainly to support the THVT program. The decrease in SG&A expenses as a percentage of net sales for the three months ended March 31, 2017 was due primarily to higher THVT sales in the United States, Europe (including the Germany stocking sales), and Japan.
Research and Development ("R&D") Expenses
The increase in R&D expenses for the three months ended March 31, 2017 was due primarily to aortic and mitral THVT product development efforts, including several small purchases of transcatheter mitral valve repair technologies.

Other Expenses, net
(in millions)

	Three Months Ended March 31,
	2017	2016
Foreign exchange losses (gains), net	$1.3	$(0.4)
Loss (gain) on investments	0.9	(0.7)
Charitable foundation contribution	—	5.0
Other	0.1	0.1
Other expenses, net	$2.3	$4.0
The net foreign exchange losses (gains) relate primarily to the foreign currency fluctuations in our global trade and intercompany receivable and payable balances, offset by the gains and losses on derivative instruments intended as an economic hedge of those exposures.

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

Our effective income tax rate was 21.6% and 22.0% for the three months ended March 31, 2017 and 2016. The change in the effective rates is primarily a result of the benefit of the adoption of the new accounting standard for employee share-based compensation, offset by fluctuations in the relative contribution of foreign operations and United States operations to worldwide pre-tax income.

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

We have been pursuing an Advance Pricing Agreement ("APA") between the Switzerland and United States governments for the years 2009 through 2013 covering transfer pricing matters with the possibility of a roll-forward of the results to subsequent years. During the quarter, an agreement was reached on several of the transactions covered by the APA. As a result, we now anticipate that we will make payments related to these transactions within the next twelve months. Therefore, a reclassification was made during the quarter from the long-term liability for uncertain tax positions to current taxes payable for the portion that relates to these transactions. Negotiations on other significant transaction flows remain ongoing as of March 31, 2017. Overall, transfer pricing matters continue to be significant to our consolidated financial statements as the disputed amounts are material, and the final outcome is uncertain. We continue to believe that our positions are supportable.

During 2014, we filed with the Internal Revenue Service ("IRS") a request for a pre-filing agreement associated with a tax return filing position on a portion of the litigation settlement payment received from Medtronic in May 2014. During the first quarter of 2015, the IRS accepted the pre-filing agreement into the pre-filing agreement program. The closing agreement for this matter was finalized during the fourth quarter of 2016. There remains a disputed issue and we expect to enter the Fast-

Track Appeals process during 2017. We made an advance payment of tax in December 2015 solely to prevent the further accrual of interest on any potential deficiency, not to signify any potential agreement to a contrary position that may be taken by the IRS.

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
As of March 31, 2017, cash and cash equivalents and short-term investments held in the United States and outside the United States were $233.1 million and $685.1 million, respectively. We believe that cash held in the United States, in addition to amounts available under credit facilities and cash from operations, are sufficient to fund our United States operating requirements for the next twelve months. Cash and cash equivalents and short-term investments held outside the United States, the majority of which relates to undistributed earnings of certain of our foreign subsidiaries, which are considered by us to be indefinitely reinvested, have historically been used to fund international operations and acquire businesses and assets outside of the United States. We consider making short-term loans of cash held outside the United States to the United States from time to time based on facts and circumstances. The permanent repatriations of cash and cash equivalents and short-term investments held outside the United States are subject to restrictions in certain jurisdictions, and may be subject to withholding and other taxes. The potential tax liability related to any repatriation would be dependent on the facts and circumstances that exist at the time such repatriation is made and the complexities of the tax laws of the United States and the respective foreign jurisdictions.
On November 26, 2016, we entered into an agreement and plan of merger to acquire Valtech for approximately $340.0 million, subject to certain adjustments, in stock and cash to be paid at closing, with the potential for up to $350.0 million in additional pre-specified milestone-driven payments over the next 10 years. Our acquisition of Valtech closed on January 23, 2017, and we issued an aggregate of approximately 2.8 million shares of our common stock, and paid approximately $86.3 million in cash to holders of Valtech securities. Prior to the close of the transaction, Valtech spun off its early-stage transseptal mitral valve replacement technology program. We have an option to acquire that program and its associated intellectual property for approximately $200.0 million, subject to certain adjustments, plus an additional $50.0 million if a certain European regulatory approval is obtained within 10 years of the acquisition closing date. For further information, see Note 3 to the "Consolidated Condensed Financial Statements."
We have a Five-Year Credit Agreement ("Credit Agreement") which provides up to an aggregate of $750.0 million in borrowings in multiple currencies. We may increase the amount available under the Credit Agreement, subject to agreement of the lenders, by up to an additional $250.0 million in the aggregate. As of March 31, 2017, borrowings of $250.0 million were outstanding under the Credit Agreement, and have been classified as long-term obligations in accordance with the terms of the Credit Agreement. In October 2013, we issued $600.0 million of 2.875% fixed-rate unsecured senior notes due October 15, 2018. As of March 31, 2017, the total carrying value of our long-term debt was $847.9 million.
From time to time, we repurchase shares of our common stock under share repurchase programs authorized by the Board of Directors. We consider several factors in determining when to execute share repurchases, including, among other things, expected dilution from stock plans, cash capacity, and the market price of our common stock. During 2017, we repurchased a total of 4.6 million shares at an aggregate cost of $436.0 million, and as of March 31, 2017, had remaining authority to purchase $595.1 million of our common stock.
At March 31, 2017, there had been no material changes in our significant contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Consolidated Cash Flows - For the three months ended March 31, 2017 and 2016:
Net cash flows provided by operating activities of $128.3 million for the three months ended March 31, 2017 increased $21.2 million over the same period last year due primarily to improved operating performance partially offset by higher working capital needs associated with growth in the business.
Net cash provided by investing activities of $151.2 million for the three months ended March 31, 2017 consisted primarily of net proceeds from investments of $251.2 million, partially offset by (1) an $82.0 million net cash payment associated with the acquisition of Valtech, and (2) capital expenditures of $15.9 million.
Net cash provided by investing activities of $47.3 million for the three months ended March 31, 2016 consisted primarily of net proceeds from investments of $70.8 million, partially offset by capital expenditures of $27.7 million.
Net cash used in financing activities of $391.3 million for the three months ended March 31, 2017 consisted primarily of purchases of treasury stock of $437.4 million, partially offset by net proceeds from debt of $24.0 million and proceeds from stock plans of $23.1 million.
Net cash used in financing activities of $369.1 million for the three months ended March 31, 2016 consisted primarily of purchases of treasury stock of $401.6 million, including amounts paid under accelerated repurchase agreements and recorded as a forward contract, partially offset by proceeds from stock plans of $19.5 million and the excess tax benefits from stock plans of $11.1 million.
Critical Accounting Policies and Estimates
The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated condensed financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies and estimates which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 39-42 in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes from the information discussed therein.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk, Foreign Currency Risk, Credit Risk, and Concentrations of Risk
For a complete discussion of our exposure to interest rate risk, foreign currency risk, credit risk, and concentrations of risk, refer to Item 7A "Quantitative and Qualitative Disclosures About Market Risk" on pages 42-43 of our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes from the information discussed therein.
Investment Risk
We are exposed to investment risks related to changes in the underlying financial condition and credit capacity of certain of our investments. As of March 31, 2017, we had $585.0 million of investments in fixed-rate debt securities of various companies, of which $486.1 million were long-term. In addition, we had $32.9 million of investments in equity instruments of public and private companies. Should these companies experience a decline in financial condition or credit capacity, or fail to meet certain development milestones, a decline in the investments' value may occur, resulting in unrealized or realized losses.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures.    Our management, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2017. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded as of March 31, 2017 that our disclosure controls and procedures are effective in providing reasonable assurance that the information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1.    Legal Proceedings
Please see Note 8 to the "Consolidated Condensed Financial Statements" of this Quarterly Report on Form 10-Q, which is incorporated by reference.
Item 1A.    Risk Factors
There have been no material changes to the risk factors under Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (b)
January 1, 2017 through January 31, 2017	1,976,872	$95.65	1,976,872	$841.9
February 1, 2017 through February 28, 2017	1,488,616	92.86	1,472,740	705.1
March 1, 2017 through March 31, 2017	1,170,613	93.94	1,170,613	595.1
Total	4,636,101	94.32	4,620,225

(a)
The difference between the total number of shares (or units) purchased and the total number of shares (or units) purchased as part of publicly announced plans or programs is due to shares withheld by us to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees.

(b)
On November 10, 2016, the Board of Directors approved a stock repurchase program authorizing us to purchase on the open market, including pursuant to a Rule 10b5-1 plan and in privately negotiated transactions, up to $1.0 billion of our common stock.

Item 6.    Exhibits
The exhibits listed in the Exhibit Index (following the signature page of this report) are filed, furnished, or incorporated by reference as part of this report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDWARDS LIFESCIENCES CORPORATION
(Registrant)
Date:	April 28, 2017	By:	/s/ SCOTT B. ULLEM
Scott B. Ullem Chief Financial Officer (Principal Financial Officer)
Date:	April 28, 2017	By:	/s/ ROBERT W.A. SELLERS
Robert W.A. Sellers Corporate Controller (Principal Accounting Officer)

EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

Exhibit No.	Description
10.1	Amendment No. 3 to the Edwards Lifesciences Corporation 401(k) Savings and Investment Plan, dated February 24, 2017
10.2	Amendment No. 4 to the Edwards Lifesciences Corporation 401(k) Savings and Investment Plan, dated February 24, 2017
10.3	Amendment No. 1 to the Edwards Lifesciences Corporation of Puerto Rico Savings and Investment Plan, dated June 25, 2013
10.4	Amendment No. 2 to the Edwards Lifesciences Corporation of Puerto Rico Savings and Investment Plan, dated February 24, 2017
10.5	Amendment No. 1 to the Edwards Lifesciences Corporation Severance Pay Plan, dated February 24, 2017
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial statements from Edwards Lifesciences' Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements