Form 10-Q
period 2017-06-30
Edwards Lifesciences Corp
filed 2017-07-28
CIK 1099800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The number of shares outstanding of the registrant's common stock, $1.00 par value, as of July 24, 2017 was 211,158,030.

EDWARDS LIFESCIENCES CORPORATION
FORM 10-Q
For the quarterly period ended June 30, 2017

Part I. Financial Information

Item 1.    Financial Statements
EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions, except par value; unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$508.2	$930.1
Short-term investments (Note 5)	623.6	341.0
Accounts and other receivables, net of allowances of $8.5 and $9.0, respectively	510.7	414.6
Inventories (Note 2)	491.6	396.6
Prepaid expenses	54.1	45.9
Other current assets	95.2	111.8
Total current assets	2,283.4	2,240.0
Long-term investments (Note 5)	551.5	532.1
Property, plant, and equipment, net	627.9	580.0
Goodwill (Note 4)	965.1	626.1
Other intangible assets, net (Note 4)	408.6	204.8
Deferred income taxes	185.2	203.8
Other assets	116.8	123.2
Total assets	$5,138.5	$4,510.0
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 2)	$562.5	$532.5
Long-term debt	1,016.8	822.3
Contingent consideration liabilities (Notes 4 and 6)	198.7	31.6
Other long-term liabilities	420.9	504.6
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock, $.01 par value, authorized 50.0 shares, no shares outstanding	—	—
Common stock, $1.00 par value, 350.0 shares authorized, 244.7 and 242.6 shares issued, and 211.1 and 211.6 shares outstanding, respectively	244.7	242.6
Additional paid-in capital	1,267.0	1,167.8
Retained earnings	4,331.9	3,906.3
Accumulated other comprehensive loss	(157.8)	(198.4)
Treasury stock, at cost, 33.6 and 31.0 shares, respectively	(2,746.2)	(2,499.3)
Total stockholders' equity	2,939.6	2,619.0
Total liabilities and stockholders' equity	$5,138.5	$4,510.0
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in millions, except per share information; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$841.8	$759.3	$1,725.3	$1,456.6
Cost of sales	211.1	202.5	426.7	382.8
Gross profit	630.7	556.8	1,298.6	1,073.8
Selling, general, and administrative expenses	243.8	228.8	473.4	441.5
Research and development expenses	134.4	112.5	263.1	214.3
Intellectual property litigation expenses	7.7	9.1	17.9	21.3
Change in fair value of contingent consideration liabilities (Note 4)	3.1	0.4	4.2	1.0
Special charges (Note 3)	31.2	34.5	31.2	34.5
Interest expense, net	1.4	2.4	3.8	4.8
Other expenses, net	3.5	0.1	5.8	4.1
Income before provision for income taxes	205.6	169.0	499.2	352.3
Provision for income taxes	19.5	42.4	82.9	82.7
Net income	$186.1	$126.6	$416.3	$269.6
Share information (Note 11)
Earnings per share:
Basic	$0.88	$0.60	$1.97	$1.27
Diluted	$0.86	$0.58	$1.93	$1.24
Weighted-average number of common shares outstanding:
Basic	210.5	212.2	210.8	212.6
Diluted	215.7	217.3	216.1	217.6
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$186.1	$126.6	$416.3	$269.6
Other comprehensive income (loss), net of tax (Note 10):
Foreign currency translation adjustments	37.2	(6.7)	60.9	20.9
Unrealized loss on cash flow hedges	(12.3)	(1.2)	(18.6)	(20.8)
Defined benefit pension plans	0.1	—	0.1	—
Unrealized (loss) gain on available-for-sale investments	(1.6)	1.5	(2.6)	3.2
Reclassification of net realized investment loss to earnings	0.3	0.3	0.8	0.6
Other comprehensive income (loss)	23.7	(6.1)	40.6	3.9
Comprehensive income	$209.8	$120.5	$456.9	$273.5
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net income	$416.3	$269.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40.0	33.9
Stock-based compensation (Note 8)	30.5	28.6
Excess tax benefit from stock plans (Note 1)	—	(37.2)
Impairment and other charges (Note 3)	31.0	—
Gain on investments, net	(3.7)	(1.0)
Deferred income taxes	43.7	0.2
Purchased in-process research and development	5.7	34.5
Other	6.9	3.8
Changes in operating assets and liabilities:
Accounts and other receivables, net	(70.5)	(64.7)
Inventories	(72.2)	(14.7)
Accounts payable and accrued liabilities	(63.8)	(12.9)
Income taxes	(46.0)	60.9
Prepaid expenses and other current assets	1.3	(14.0)
Other	6.8	10.4
Net cash provided by operating activities	326.0	297.4
Cash flows from investing activities
Capital expenditures	(73.9)	(64.8)
Purchases of held-to-maturity investments (Note 5)	(505.6)	(454.5)
Proceeds from held-to-maturity investments (Note 5)	232.0	347.3
Purchases of available-for sale investments (Note 5)	(332.3)	(174.8)
Proceeds from available-for-sale investments (Note 5)	289.4	94.8
Investments in intangible assets and in-process research and development	(6.4)	(41.1)
Investments in trading securities, net	(5.8)	(5.2)
Investments in unconsolidated affiliates, net (Note 5)	0.3	(2.0)
Acquisition of business, net of cash acquired (Note 4)	(84.8)	—
Other	0.1	4.5
Net cash used in investing activities	(487.0)	(295.8)
Cash flows from financing activities
Proceeds from issuance of debt	985.4	15.9
Payments on debt and capital lease obligations	(808.2)	(19.3)
Purchases of treasury stock	(511.2)	(380.7)
Equity forward contract related to accelerated share repurchase agreement	—	(35.0)
Excess tax benefit from stock plans (Note 1)	—	37.2
Proceeds from stock plans	68.7	44.6
Other	0.8	(0.1)
Net cash used in financing activities	(264.5)	(337.4)
Effect of currency exchange rate changes on cash and cash equivalents	3.6	(12.7)
Net decrease in cash and cash equivalents	(421.9)	(348.5)
Cash and cash equivalents at beginning of period	930.1	718.4
Cash and cash equivalents at end of period	$508.2	$369.9
Supplemental disclosures:
Non-cash investing and financing transactions:
Fair value of shares issued in connection with business combinations (Note 4)	$266.5	$—
Capital expenditures accruals	$16.2	$17.2
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

Recently Adopted Accounting Standards

In March 2016, the Financial Accounting Standards Board ("FASB") issued an amendment to the guidance on stock compensation. The amendment simplifies several aspects of the accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance was effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted this standard effective January 1, 2017. The impact of the standard was as follows:

•
the Company recorded excess tax benefits of $39.5 million as a benefit to the "Provision for Income Taxes" for the six months ended June 30, 2017. Previously, this amount would have been recorded to "Additional Paid-in Capital";

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

2.     COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS
Components of selected captions in the consolidated condensed balance sheets consisted of the following (in millions):

	June 30, 2017	December 31, 2016
Inventories
Raw materials	$79.2	$60.6
Work in process	122.4	102.4
Finished products	290.0	233.6
	$491.6	$396.6

At June 30, 2017 and December 31, 2016, $79.4 million and $64.2 million, respectively, of the Company's finished products inventories were held on consignment.

	June 30, 2017	December 31, 2016
Accounts payable and accrued liabilities
Accounts payable	$104.6	$97.1
Employee compensation and withholdings	162.6	216.1
Property, payroll, and other taxes	35.8	35.3
Research and development accruals	37.3	40.0
Accrued rebates	39.6	36.1
Fair value of derivatives	15.4	3.3
Accrued marketing expenses	12.7	12.6
Taxes payable (Note 12)	65.4	5.9
Litigation reserves	8.3	7.8
Other accrued liabilities	80.8	78.3
	$562.5	$532.5

3.     SPECIAL CHARGES
Impairment of Long-lived Assets

In June 2017, the Company recorded a $31.2 million charge related to the other-than-temporary impairment of one of its cost method investments and an associated long-term asset related to the Company's option to acquire this investee. The Company concluded that the impairment of these assets was other-than-temporary based upon recent review of the investee's clinical data and trial results, which did not support continuation of the product development effort, and the financial condition and near term prospects of the investee.

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

4.     ACQUISITION
On November 26, 2016, the Company entered into an agreement and plan of merger to acquire Valtech Cardio Ltd. ("Valtech") for approximately $340.0 million, subject to certain adjustments, with the potential for up to an additional $350.0 million in pre-specified milestone-driven payments over the next 10 years. The transaction closed on January 23, 2017, and the consideration paid included the issuance of approximately 2.8 million shares of the Company's common stock (fair value of $266.5 million) and cash of $86.1 million. The Company recognized in "Other Long-term Liabilities" a $162.9 million liability for the estimated fair value of the contingent milestone payments. The fair value of the contingent milestone payments will be remeasured each quarter, with changes in the fair value recognized within operating expenses on the consolidated statements of operations. For further information on the fair value of the contingent milestone payments, see Note 6.

In connection with the acquisition, the Company placed $27.6 million of the purchase price into escrow to satisfy any claims for indemnification made in accordance with the merger agreement. Any funds remaining 15 months after the acquisition date will be disbursed to Valtech's former shareholders. Acquisition-related costs of $0.6 million and $4.1 million were recorded in “Selling, General, and Administrative Expenses” during the six months ended June 30, 2017 and the year ended December 31, 2016, respectively. Prior to the close of the transaction, Valtech spun off its early-stage transseptal mitral valve replacement technology program. Concurrent with the closing, the Company entered into an agreement for an exclusive option to acquire that program and its associated intellectual property for $200.0 million, subject to certain adjustments, plus an additional $50.0 million if a certain European regulatory approval is obtained within 10 years of the acquisition closing date. The option expires two years after the closing date of the transaction, but can be extended by up to one year depending on the results of certain clinical trials.

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

Current assets	$22.7
Property and equipment, net	1.2
Goodwill	316.4
Developed technology	109.2
In-process research and development ("IPR&D")	87.9
Other assets	0.8
Current liabilities assumed	(5.1)
Deferred income taxes	(17.6)
Total purchase price	515.5
Less: cash acquired	(4.3)
Total purchase price, net of cash acquired	$511.2

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

5.     INVESTMENTS

Debt Securities

Investments in debt securities at the end of each period were as follows (in millions):

	June 30, 2017				December 31, 2016
Held-to-maturity	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Bank time deposits	$505.3	$—	$—	$505.3	$217.0	$—	$—	$217.0
Commercial paper	0.4	—	—	0.4	—	—	—	—
U.S. government and agency securities	5.2	—	(0.1)	5.1	16.1	—	(0.1)	16.0
Asset-backed securities	—	—	—	—	0.3	—	—	0.3
Corporate debt securities	0.9	—	—	0.9	3.0	—	—	3.0
Municipal securities	—	—	—	—	1.9	—	—	1.9
Total	$511.8	$—	$(0.1)	$511.7	$238.3	$—	$(0.1)	$238.2

Available-for-sale
Bank time deposits	$2.5	$—	$—	$2.5	$—	$—	$—	$—
Commercial paper	35.8	—	—	35.8	35.4	—	—	35.4
U.S. government and agency securities	87.4	—	(0.5)	86.9	143.4	—	(0.7)	142.7
Foreign government bonds	11.8	0.1	—	11.9	—	—	—	—
Asset-backed securities	104.4	0.1	(0.2)	104.3	86.0	—	(0.2)	85.8
Corporate debt securities	400.6	0.8	(0.7)	400.7	333.6	0.4	(1.5)	332.5
Municipal securities	4.5	—	—	4.5	4.6	—	(0.1)	4.5
Total	$647.0	$1.0	$(1.4)	$646.6	$603.0	$0.4	$(2.5)	$600.9
The cost and fair value of investments in debt securities, by contractual maturity, as of June 30, 2017 were as follows:

	Held-to-Maturity		Available-for-Sale
	Cost	Fair Value	Cost	Fair Value
	(in millions)
Due in 1 year or less	$506.6	$506.5	$117.1	$117.0
Due after 1 year through 5 years	—	—	425.5	425.2
Instruments not due at a single maturity date	5.2	5.2	104.4	104.4
	$511.8	$511.7	$647.0	$646.6
Actual maturities may differ from the contractual maturities due to call or prepayment rights.

Investments in Unconsolidated Affiliates

The Company has a number of equity investments in privately and publicly held companies. Investments in these unconsolidated affiliates are recorded in "Long-term Investments" on the consolidated condensed balance sheets, and are as follows:

	June 30, 2017	December 31, 2016
	(in millions)
Available-for-sale investments
Cost	$—	$—
Unrealized gains	0.1	0.1
Fair value of available-for-sale investments	0.1	0.1
Equity method investments
Cost	9.2	9.5
Equity in losses	(4.8)	(3.9)
Carrying value of equity method investments	4.4	5.6
Cost method investments
Carrying value of cost method investments	12.2	28.2
Total investments in unconsolidated affiliates	$16.7	$33.9
During the three and six months ended June 30, 2017, the gross realized gains or losses from sales of available-for-sale investments were not material. See Note 3 for information regarding the Company's impairment of one of its cost method investments.
6.     FAIR VALUE MEASUREMENTS
The consolidated condensed financial statements include financial instruments for which the fair market value of such instruments may differ from amounts reflected on a historical cost basis. Financial instruments of the Company consist of cash deposits, accounts and other receivables, investments, accounts payable, certain accrued liabilities, and borrowings under a revolving credit agreement. These financial instruments are held at cost, which generally approximates fair value due to their short-term nature.

Financial instruments also include long-term notes payable. As of June 30, 2017, the fair value of the notes payable, based on Level 2 inputs, was $607.2 million, versus a carrying value of $598.4 million.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company's financial instruments which are measured at fair value on a recurring basis (in millions):

June 30, 2017	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$53.2	$26.6	$—	$79.8
Available-for-sale investments:
Bank time deposits	—	2.5	—	2.5
Corporate debt securities	—	400.7	—	400.7
Asset-backed securities	—	104.3	—	104.3
U.S. government and agency securities	51.0	35.9	—	86.9
Foreign government bonds	—	11.9	—	11.9
Commercial paper	—	35.8	—	35.8
Municipal securities	—	4.5	—	4.5
Equity investments in unconsolidated affiliates	0.1	—	—	0.1
Investments held for deferred compensation plans	55.3	—	—	55.3
Derivatives	—	9.7	—	9.7
	$159.6	$631.9	$—	$791.5
Liabilities
Derivatives	$—	$15.4	$—	$15.4
Deferred compensation plans	55.9	—	—	55.9
Contingent consideration liabilities	—	—	198.7	198.7
	$55.9	$15.4	$198.7	$270.0
December 31, 2016
Assets
Cash equivalents	$44.1	$—	$—	$44.1
Available-for-sale investments:
Corporate debt securities	—	332.5	—	332.5
Asset-backed securities	—	85.8	—	85.8
U.S. government and agency securities	100.7	42.0	—	142.7
Commercial paper	—	35.4	—	35.4
Municipal securities	—	4.5	—	4.5
Equity investments in unconsolidated affiliates	0.1	—	—	0.1
Investments held for deferred compensation plans	46.0	—	—	46.0
Derivatives	—	35.2	—	35.2
	$190.9	$535.4	$—	$726.3
Liabilities
Derivatives	$—	$3.3	$—	$3.3
Deferred compensation plans	46.7	—	—	46.7
Contingent consideration liabilities	—	—	31.6	31.6
	$46.7	$3.3	$31.6	$81.6

The following table summarizes the changes in fair value of the contingent consideration liablilities for the six months ended June 30, 2017 (in millions):

Balance at December 31, 2016	$31.6
Additions	162.9
Changes in fair value	4.2
Balance at June 30, 2017	$198.7

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

Contingent Consideration Liabilities

Certain of the Company's acquisitions involve contingent consideration arrangements. Payment of additional consideration is contingent upon the acquired company reaching certain performance milestones, such as attaining specified revenue levels, achieving product development targets, or obtaining regulatory approvals. These contingent consideration liabilities are measured at estimated fair value using either a probability weighted discounted cash flow analysis or a Monte Carlo simulation model, both of which consider significant unobservable inputs. These inputs include (1) the discount rate used to present value the projected cash flows (ranging from 1.0% to 3.0%), (2) the probability of milestone achievement (ranging from 43.0% to 85.0%), (3) the projected payment dates (ranging from 2018 to 2024), and (4) the volatility of future revenue (50.0%). The use of different assumptions could have a material effect on the estimated fair value amounts.

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

	Notional Amount
	June 30, 2017	December 31, 2016
	(in millions)
Foreign currency forward exchange contracts	$1,037.7	$949.7
Interest rate swap agreements	300.0	300.0

The Company uses interest rate swaps to convert a portion of its fixed-rate debt into variable-rate debt. These interest rate swaps are designated as fair value hedges and meet the shortcut method requirements under the accounting standards for derivatives and hedging. Accordingly, changes in the fair values of the interest rate swaps are considered to exactly offset changes in the fair value of the underlying long-term debt. The Company uses foreign currency forward exchange contracts to offset the changes due to currency rate movements in the amount of future cash flows associated with intercompany transactions and certain local currency expenses expected to occur within the next 13 months. These foreign currency forward exchange contracts are designated as cash flow hedges. Certain of the Company's locations have assets and liabilities denominated in currencies other than their functional currencies resulting principally from intercompany and local currency transactions. The Company uses foreign currency forward exchange contracts that are not designated as hedging instruments to offset the transaction gains and losses associated with certain of these assets and liabilities. The Company also uses foreign currency forward exchange contracts and foreign currency denominated debt to offset changes in the value of its net investment in certain foreign subsidiaries resulting from changes in foreign currency exchange rates. The foreign currency forward exchange contracts and the foreign currency denominated debt are designated as net investment hedges. All foreign currency forward exchange contracts are denominated in currencies of major industrial countries, principally the Euro and the Japanese yen.

All derivative financial instruments are recognized at fair value in the consolidated condensed balance sheets. For each derivative instrument that is designated and effective as a fair value hedge, the gain or loss on the derivative is recognized immediately to earnings, and offsets the loss or gain on the underlying hedged item. The gain or loss on the interest rate swaps (designated as fair value hedges) is classified in net interest expense, as they hedge the interest rate risk associated with the Company's fixed-rate debt. The Company reports in "Accumulated Other Comprehensive Loss" the effective portion of the gain or loss on derivative financial instruments that are designated, and that qualify, as cash flow hedges. The Company reclassifies these gains and losses into earnings in the same period in which the underlying hedged transactions affect earnings. The effective portions of net investment hedges are reported in "Accumulated Other Comprehensive Loss" as a part of the cumulative translation adjustment, and would be reclassified into earnings if the underlying net investment is sold or substantially liquidated. The ineffective portions of cash flow hedges and net investment hedges are recorded in current period earnings. For the six months ended June 30, 2017 and 2016, the Company did not record any gains or losses due to hedge ineffectiveness. The gains and losses on derivative financial instruments for which the Company does not elect hedge accounting treatment are recognized in the consolidated condensed statements of operations in each period based upon the change in the fair value of the derivative financial instrument. Cash flows from net investment hedges are reported as investing activities in the consolidated condensed statements of cash flows, and cash flows from all other derivative financial instruments are reported as operating activities.

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

The following table presents the location and fair value amounts of derivative instruments reported in the consolidated condensed balance sheets (in millions):

		Fair Value
Derivatives designated as hedging instruments	Balance Sheet Location	June 30, 2017	December 31, 2016
Assets
Foreign currency contracts	Other current assets	$9.1	$28.6
Interest rate swap agreements	Other assets	$0.6	$0.4
Liabilities
Foreign currency contracts	Accrued and other liabilities	$15.4	$3.3
Derivatives not designated as hedging instruments
Assets
Foreign currency contracts	Other current assets	$—	$6.2

The following table presents the effect of master-netting agreements and rights of offset on the consolidated condensed balance sheets (in millions):

				Gross Amounts Not Offset in the Consolidated Balance Sheet
		Gross Amounts Offset in the Consolidated Balance Sheet
			Net Amounts Presented in the Consolidated Balance Sheet
June 30, 2017	Gross Amounts			Financial Instruments	Cash Collateral Received	Net Amount
Derivative assets
Foreign currency contracts	$9.1	$—	$9.1	$(7.3)	$—	$1.8
Interest rate swap agreements	$0.6	$—	$0.6	$—	$—	$0.6
Derivative liabilities
Foreign currency contracts	$15.4	$—	$15.4	$(7.3)	$—	$8.1
December 31, 2016
Derivative assets
Foreign currency contracts	$34.8	$—	$34.8	$(3.3)	$—	$31.5
Interest rate swap agreements	$0.4	$—	$0.4	$—	$—	$0.4
Derivative liabilities
Foreign currency contracts	$3.3	$—	$3.3	$(3.3)	$—	$—
The following tables present the effect of derivative and non-derivative hedging instruments on the consolidated condensed statements of operations and consolidated condensed statements of comprehensive income (in millions):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended June 30,			Three Months Ended June 30,
			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income
	2017	2016		2017	2016
Cash flow hedges
Foreign currency contracts	$(17.6)	$0.5	Cost of sales	$2.2	$3.2
			Selling, general, and administrative expenses	$0.1	$(0.3)

Net investment hedges
Foreign currency contracts	$—	$8.5
Foreign currency denominated debt	$(15.6)	$—

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	Six Months Ended June 30,			Six Months Ended June 30,
			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income
	2017	2016		2017	2016
Cash flow hedges
Foreign currency contracts	$(26.1)	$(20.5)	Cost of sales	$4.7	$14.6
			Selling, general, and administrative expenses	$0.2	$(0.3)

Net investment hedges
Foreign currency contracts	$—	$(3.8)
Foreign currency denominated debt	$(15.6)	$—

As of June 30, 2017, the Company had €370.0 million of outstanding long-term debt designated as a net investment hedge.

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended June 30,
	Location of Gain or (Loss) Recognized in Income on Derivative
Fair value hedges		2017	2016
Interest rate swap agreements	Interest expense, net	$0.1	$(0.1)

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Six Months Ended June 30,
	Location of Gain or (Loss) Recognized in Income on Derivative
Fair value hedges		2017	2016
Interest rate swap agreements	Interest expense, net	$0.2	$4.8
The gains on the interest rate swap agreements are fully offset by the changes in the fair value of the fixed-rate debt being hedged.

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended June 30,
	Location of Gain or (Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments		2017	2016
Foreign currency contracts	Other expenses, net	$(1.1)	$(9.4)

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Six Months Ended June 30,
	Location of Gain or (Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments		2017	2016
Foreign currency contracts	Other expenses, net	$(6.6)	$(15.8)
The Company expects that during the next twelve months it will reclassify to earnings a $3.2 million gain currently recorded in "Accumulated Other Comprehensive Loss."
8.    STOCK-BASED COMPENSATION
Stock-based compensation expense related to awards issued under the Company's incentive compensation plans for the three and six months ended June 30, 2017 and 2016 was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of sales	$2.3	$2.1	$4.6	$4.1
Selling, general, and administrative expenses	10.0	9.4	20.2	19.1
Research and development expenses	3.0	2.8	5.7	5.4
Total stock-based compensation expense	$15.3	$14.3	$30.5	$28.6

At June 30, 2017, the total remaining compensation cost related to nonvested stock options, restricted stock units, market-based restricted stock units, performance-based restricted stock units, and employee stock purchase plan ("ESPP") subscription awards amounted to $125.7 million, which will be amortized on a straight-line basis over the weighted-average remaining requisite service period of 33 months.

During the six months ended June 30, 2017, the Company granted 1.0 million stock options at a weighted-average exercise price of $109.89 and 0.2 million shares of restricted stock units at a weighted-average grant-date fair value of $108.28. The Company also granted 0.1 million shares of market-based and performance-based restricted stock units at a weighted-average grant-date fair value of $129.46. In addition, the Company issued an additional 0.1 million shares related to a previous year's grant of market-based restricted stock units since the payout percentage achieved at the end of the performance period was in excess of the targeted shares. The market-based restricted stock units vest based on a combination of certain service and market conditions. The actual number of shares issued will be determined based on the Company's total shareholder return relative to a selected industry peer group over a three-year performance period, and may range form 0% to 175% of the targeted number of shares granted. The performance-based restricted stock units vest based on the achievement of specified milestones.

Fair Value Disclosures

The fair value of the market-based restricted stock units was determined using a Monte Carlo simulation model, which uses multiple input variables to determine the probability of satisfying the market condition requirements. The weighted-average assumptions used to determine the fair value of the market-based restricted stock units granted during the six months ended June 30, 2017 and 2016 included a risk-free interest rate of 1.7% and 1.0%, respectively, and an expected volatility rate of 30.2% and 30.0%, respectively.

The following table includes the weighted-average grant-date fair values of stock options granted during the periods indicated and the related weighted-average assumptions used in the Black-Scholes option pricing model:

Option Awards	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Average risk-free interest rate	1.8%	1.2%	1.8%	1.2%
Expected dividend yield	None	None	None	None
Expected volatility	33.0%	33.1%	33.0%	33.1%
Expected term (years)	4.5	4.5	4.5	4.5
Fair value, per option	$33.64	$31.08	$33.54	$30.99
The following table includes the weighted-average grant-date fair values for ESPP subscriptions granted during the periods indicated and the related weighted-average assumptions used in the Black-Scholes option pricing model:

ESPP	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Average risk-free interest rate	0.5%	0.3%	0.4%	0.3%
Expected dividend yield	None	None	None	None
Expected volatility	32.8%	32.8%	32.9%	29.0%
Expected term (years)	0.6	0.6	0.6	0.6
Fair value, per share	$29.89	$24.92	$25.19	$20.85

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

On November 2, 2015, Edwards Lifesciences LLC, a U.S. subsidiary of Edwards Lifesciences, filed a lawsuit against Sadra Medical, Inc. and Boston Scientific Scimed, Inc., two subsidiaries of Boston Scientific, in the United Kingdom in the High Court of Justice, Chancery Division, Patents Court to declare invalid and revoke the U.K. national patent corresponding to the '254 patent. Edwards Lifesciences later added Boston Scientific’s U.K. national patent corresponding to the '766 patent to this invalidity lawsuit.  The Boston Scientific subsidiaries filed counterclaims against Edwards Lifesciences and three of its European subsidiaries alleging that the SAPIEN 3 heart valve infringes certain claims of the same patents and seeking unspecified monetary damages and injunctive relief. On March 3, 2017, the U.K. Patents Court ruled that Boston Scientific's '254 patent is invalid, and that its '766 patent is valid and infringed. The court also ruled that Boston Scientific is entitled to an injunction against SAPIEN 3 sales in the United Kingdom, but stayed the injunction pending appeal. Both sides have appealed this decision and U.K. Patents Court Proceedings for damages are ongoing.

On June 16, 2017, Edwards Lifesciences filed a lawsuit against Boston Scientific Scimed, Inc. in Germany in the district court in Munich, seeking a court order that Edwards Lifesciences is a co-owner of the '254 patent based on rights it has acquired. Proceedings are ongoing.

On November 23, 2015, Edwards Lifesciences PVT, Inc., a U.S. subsidiary of Edwards Lifesciences, filed a lawsuit in the district court in Düsseldorf, Germany for patent infringement against Boston Scientific and a German subsidiary, Boston Scientific Medizintechnik GmbH, alleging that the Lotus heart valve infringes certain claims of Edwards Lifesciences' German national patents EP 1 441 672 B1 (the "'672 patent") and 2 255 753 B1 (the "'753 patent") related to prosthetic valve and delivery system technology. Edwards Lifesciences later added its German national patent EP 2 399 550 (the "'550 patent") to this suit. The complaint sought unspecified monetary damages and injunctive relief. On March 9, 2016, the German district court ruled that the Lotus heart valve infringes the '550 patent, but does not infringe the '672 patent. The court also ruled that Edwards Lifesciences is entitled to enforce an injunction against the sales of the Lotus valve in Germany upon the payment of a €10.0 million bond, but has not yet elected to do so. Both sides have appealed this decision. The court did not rule on the '753 patent due to an opposition filed at the EPO by Boston Scientific. On March 28, 2017, the EPO rendered an initial decision to revoke the '753 patent. Edwards Lifesciences intends to appeal the EPO's initial decision.

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

Also on April 19, 2016, Boston Scientific filed a lawsuit against Edwards Lifesciences in the Federal District Court in the Central District of California alleging that five of its transcatheter heart valve delivery systems and a valve crimper infringe certain claims of eight Boston Scientific U.S. patents.  The complaints seek unspecified monetary damages and injunctive relief. Trial is scheduled for May 2018. The Company intends to defend itself vigorously in these matters and has filed IPRs challenging the validity of the Boston Scientific patents in the suit. On April 21, 2017, the USPTO declined to institute one requested IPR related to a crimper patent. On June 29, 2017, the USPTO instituted a separate requested IPR related to the same crimper patent. Other IPR requests are pending.

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

10.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table is a summary of activity for each component of "Accumulated Other Comprehensive Loss" for the six months ended June 30, 2017 (in millions):

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Gain (Loss) on Available-for-sale Investments	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
December 31, 2016	$(197.6)	$16.7	$0.1	$(17.6)	$(198.4)
Other comprehensive gain (loss) before reclassifications	55.0	(26.1)	(3.0)	0.1	26.0
Amounts reclassified from accumulated other comprehensive loss	—	(4.9)	0.8	—	(4.1)
Deferred income tax benefit	5.9	12.4	0.4	—	18.7
June 30, 2017	$(136.7)	$(1.9)	$(1.7)	$(17.5)	$(157.8)
The following table provides information about amounts reclassified from "Accumulated Other Comprehensive Loss" (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
					Affected Line on Consolidated Condensed Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	2017	2016	2017	2016
Gain (loss) on cash flow hedges	$2.3	$2.9	$4.9	$14.3	Cost of sales
	(0.8)	(1.3)	(1.8)	(5.7)	Provision for income taxes
	$1.5	$1.6	$3.1	$8.6	Net of tax
Gain (loss) on available-for-sale investments	$(0.3)	$(0.3)	$(0.8)	$(0.6)	Other expenses, net
	—	—	—	—	Provision for income taxes
	$(0.3)	$(0.3)	$(0.8)	$(0.6)	Net of tax

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

The table below presents the computation of basic and diluted earnings per share (in millions, except for per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic:
Net income	$186.1	$126.6	$416.3	$269.6
Weighted-average shares outstanding	210.5	212.2	210.8	212.6
Basic earnings per share	$0.88	$0.60	$1.97	$1.27
Diluted:
Net income	$186.1	$126.6	$416.3	$269.6
Weighted-average shares outstanding	210.5	212.2	210.8	212.6
Dilutive effect of stock plans	5.2	5.1	5.3	5.0
Dilutive weighted-average shares outstanding	215.7	217.3	216.1	217.6
Diluted earnings per share	$0.86	$0.58	$1.93	$1.24

Stock options, restricted stock units, and market-based restricted stock units to purchase 2.2 million and 1.1 million shares for the three months ended June 30, 2017 and 2016, respectively, and 1.7 million and 0.7 million shares for the six months ended June 30, 2017 and 2016, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

12.    INCOME TAXES

The Company's effective income tax rates were 9.5% and 25.1% for the three months ended June 30, 2017 and 2016, respectively, and 16.6% and 23.5% for the six months ended June 30, 2017 and 2016, respectively. The change in the effective rates is primarily a result of the benefit determined under the new accounting standard for employee share-based compensation (see Note 1), and fluctuations in the relative contribution of foreign operations and United States operations to worldwide pre-tax income. The adoption of the new accounting standard for the tax benefit of employee share-based compensation resulted in a decrease in the Company's effective rates of 14.2% and 7.9% for the three and six months ended June 30, 2017, respectively.

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

At June 30, 2017, all material state, local, and foreign income tax matters have been concluded for years through 2008. The Internal Revenue Service ("IRS") has substantially completed its fieldwork for the 2009 through 2013 tax years. However, the audits are currently in suspense pending a final determination with respect to a pending application for an Advanced Pricing Agreement ("APA") discussed below. The IRS began its examination of the 2014 tax year during the fourth quarter of 2016.

As of June 30, 2017 and December 31, 2016, the liability for income taxes associated with uncertain tax positions was $147.1 million and $245.5 million, respectively. The Company estimates that these liabilities would be reduced by $19.4 million and $44.9 million, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, and timing adjustments. The net amounts of $127.7 million and $200.6 million, respectively, if not required, would favorably affect the Company's effective tax rate. The significant decrease in the net amount during the year is a result of the Company's anticipated partial settlement of the APA discussed below.

The Company has been pursuing an APA between the Switzerland and United States governments for the years 2009 through 2013 covering transfer pricing matters with the possibility of a roll-forward of the results to subsequent years. During the first quarter of 2017, an agreement was reached on several of the transactions covered by the APA. As a result, the Company anticipates that it will make payments related to these transactions within the next twelve months. Therefore, a reclassification was made during the first quarter from the long-term liability for uncertain tax positions to current taxes payable for the portion that relates to these transactions. Negotiations on other significant transaction flows remain ongoing as of June 30, 2017. Overall, transfer pricing matters continue to be significant to the Company's consolidated financial statements as the disputed amounts are material, and the final outcome is uncertain. The Company continues to believe its positions are supportable.

During 2014, the Company filed with the IRS a request for a pre-filing agreement associated with a tax return filing position on a portion of the litigation settlement payment received in May 2014. During the first quarter of 2015, the IRS accepted the Company's request into the pre-filing agreement program. The closing agreement for this matter was finalized during the fourth quarter of 2016. There remains a disputed issue and the Company was accepted into the Fast-Track Appeals process in July 2017. The Company made an advance payment of tax in December 2015 to prevent the further accrual of interest on any potential deficiency, and not to signify any potential agreement to a contrary position that may be taken by the IRS.

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

The table below presents information about Edwards Lifesciences' reportable segments (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Segment Net Sales
United States	$478.9	$401.5	$943.5	$777.1
Europe	181.2	198.0	446.5	385.1
Japan	91.3	71.9	173.1	135.7
Rest of World	92.5	77.0	174.3	148.5
Total segment net sales	$843.9	$748.4	$1,737.4	$1,446.4
Segment Pre-tax Income
United States	$314.7	$260.2	$618.2	$501.8
Europe	79.5	98.2	231.6	192.9
Japan	52.8	38.6	98.8	68.1
Rest of World	27.3	19.1	52.7	37.0
Total segment pre-tax income	$474.3	$416.1	$1,001.3	$799.8

The table below presents reconciliations of segment net sales to consolidated net sales and segment pre-tax income to consolidated pre-tax income (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Sales Reconciliation
Segment net sales	$843.9	$748.4	$1,737.4	$1,446.4
Foreign currency	(2.1)	10.9	(12.1)	10.2
Consolidated net sales	$841.8	$759.3	$1,725.3	$1,456.6
Pre-tax Income Reconciliation
Segment pre-tax income	$474.3	$416.1	$1,001.3	$799.8
Unallocated amounts:
Corporate items	(223.7)	(206.3)	(443.3)	(401.5)
Special charges (Note 3)	(31.2)	(34.5)	(31.2)	(34.5)
Intellectual property litigation expenses	(7.7)	(9.1)	(17.9)	(21.3)
Interest expense, net	(1.4)	(2.4)	(3.8)	(4.8)
Foreign currency	(4.7)	5.2	(5.9)	14.6
Consolidated pre-tax income	$205.6	$169.0	$499.2	$352.3

Enterprise-wide Information

Enterprise-wide information is based on actual foreign exchange rates used in the Company's consolidated condensed financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Net Sales by Geographic Area
United States	$478.9	$401.5	$943.5	$777.1
Europe	183.7	203.6	444.7	392.1
Japan	90.5	79.9	169.8	146.5
Rest of World	88.7	74.3	167.3	140.9
	$841.8	$759.3	$1,725.3	$1,456.6
Net Sales by Major Product and Service Area
Transcatheter Heart Valve Therapy	$487.5	$418.6	$1,026.7	$786.4
Surgical Heart Valve Therapy	207.1	198.7	406.6	394.6
Critical Care	147.2	142.0	292.0	275.6
	$841.8	$759.3	$1,725.3	$1,456.6

	June 30, 2017	December 31, 2016
	(in millions)
Long-lived Tangible Assets by Geographic Area
United States	$589.7	$555.5
Europe	30.4	27.9
Japan	7.7	8.0
Rest of World	113.2	108.6
	$741.0	$700.0

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
Financial Highlights
Our sales growth was led by our THVT products, primarily increased sales of the Edwards SAPIEN 3 transcatheter heart valve in the United States, Japan, and Europe. In the first quarter of 2017, customers in Germany elected to purchase additional inventory of SAPIEN 3 in anticipation of a potential supply interruption resulting from recent intellectual property litigation in that country. In the second quarter, customers consumed part, but not all, of this inventory. Our gross profit in 2017 was positively impacted by an improved product mix, led by THVT products. The increase in our net income was primarily driven by our increased sales and favorable income tax rate, partially offset by an impairment charge in the second quarter of 2017 related to certain long-term assets.
Healthcare Environment, Opportunities, and Challenges
The medical technology industry is highly competitive and continues to evolve. Our success is measured both by the development of innovative products and the value we bring to our stakeholders. We are committed to developing new technologies and providing innovative patient care, and we are committed to defending our intellectual property in support of those developments. In the first six months of 2017, we invested 15.2% of our net sales in research and development.
New Accounting Standards
For information on new accounting standards, see Note 1 to the "Consolidated Condensed Financial Statements."
Results of Operations
Net Sales Trends
(dollars in millions)

	Three Months Ended June 30,				Six Months Ended June 30,
				Percent Change				Percent Change
	2017	2016	Change		2017	2016	Change
United States	$478.9	$401.5	$77.4	19.3%	$943.5	$777.1	$166.4	21.4%
International	362.9	357.8	5.1	1.5%	781.8	679.5	102.3	15.1%
Total net sales	$841.8	$759.3	$82.5	10.9%	$1,725.3	$1,456.6	$268.7	18.4%

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
Net Sales by Product Group
(dollars in millions)

	Three Months Ended June 30,				Six Months Ended June 30,
				Percent Change				Percent Change
	2017	2016	Change		2017	2016	Change
Transcatheter Heart Valve Therapy	$487.5	$418.6	$68.9	16.5%	$1,026.7	$786.4	$240.3	30.6%
Surgical Heart Valve Therapy	207.1	198.7	8.4	4.2%	406.6	394.6	12.0	3.0%
Critical Care	147.2	142.0	5.2	3.7%	292.0	275.6	16.4	6.0%
Total net sales	$841.8	$759.3	$82.5	10.9%	$1,725.3	$1,456.6	$268.7	18.4%

Transcatheter Heart Valve Therapy
The increase in net sales of THVT products in the United States was due primarily to:

•	the Edwards SAPIEN 3 valve, driven by strong therapy adoption;

The increase in international net sales of THVT products was due to:

•
the Edwards SAPIEN 3 valve, primarily increased sales in (1) Japan, driven by its launch in March 2016, and (2) Europe, for the year-to-date period, notably in Germany as customers elected to purchase additional inventory during the first quarter of 2017 in anticipation of a potential supply interruption resulting from recent intellectual property litigation in that country. In the second quarter, customers consumed part, but not all, of this inventory;

partially offset by:

•	lower sales of the Edwards SAPIEN XT valve in Japan as customers converted to Edwards SAPIEN 3.

In June 2017, we received United States Food and Drug Administration ("FDA") approval for aortic and mitral valve-in-valve procedures using the Edwards SAPIEN 3 transcatheter heart valve for patients at high risk for a subsequent open-heart surgery to replace their bioprosthetic valve.

Surgical Heart Valve Therapy
The increase in net sales of SHVT was driven by:

•	mitral tissue valves, primarily in the United States and Rest of World, due to the recovery from the supply interruption we experienced in mid-2016; and

•	the EDWARDS INTUITY Elite Valve System, primarily in the United States;

partially offset by:

•	surgical aortic tissue valves, primarily in the United States, as customers converted to transcatheter aortic valves.

In July 2017, we received FDA approval for our INSPIRIS RESILIA aortic valve, the first in a new class of resilient heart valves.

Critical Care
The increase in net sales of Critical Care products was driven by enhanced surgical recovery products in the United States and Rest of World, and core hemodynamic products, primarily in Rest of World.

In April 2017, we received FDA clearance for our HemoSphere advanced monitoring platform. This technology provides clinicians with clarity on a patient’s hemodynamics, or the factors that manage blood flow, to help them make proactive, timely clinical decisions.
Gross Profit
The increase in gross profit as a percentage of net sales for the three and six months ended June 30, 2017 was driven primarily by a 1.4 percentage point and 1.5 percentage point increase, respectively, in the United States due to an improved product mix, driven by THVT products.

Selling, General, and Administrative ("SG&A") Expenses
The increase in SG&A expenses for the three and six months ended June 30, 2017 was due primarily to higher sales and marketing expenses in the United States and Europe, mainly to support the THVT program. The decrease in SG&A expenses as a percentage of net sales for the three and six months ended June 30, 2017 was due primarily to higher THVT sales in the United States and Japan.
Research and Development ("R&D") Expenses
The increase in R&D expenses for the three and six months ended June 30, 2017 was due primarily to mitral, aortic, and tricuspid THVT product development efforts, including development expenses associated with the Cardioband Reconstruction System, and several small purchases during the first quarter of 2017 of transcatheter mitral valve repair technologies.

Special Charges
In June 2017, we recorded a $31.2 million charge related to the other-than-temporary impairment of one of our cost method investments and an associated long-term asset related to our option to acquire this investee. We concluded that the impairment of these assets was other-than-temporary based upon recent review of the investee's clinical data and trial results, which did not support continuation of the product development effort, and the financial condition and near term prospects of the investee.

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

Other Expenses, net
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Foreign exchange losses, net	$2.7	$0.8	$4.0	$0.4
Loss (gain) on investments	0.7	(0.7)	1.6	(1.4)
Charitable foundation contribution	—	—	—	5.0
Other	0.1	—	0.2	0.1
Other expenses, net	$3.5	$0.1	$5.8	$4.1
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

Our effective income tax rate was 9.5% and 25.1% for the three months ended June 30, 2017 and 2016, respectively, and 16.6% and 23.5% for the six months ended June 30, 2017 and 2016, respectively. The change in the effective rates is primarily a result of the benefit determined under the new accounting standard for employee share-based compensation, and fluctuations in the relative contribution of foreign operations and United States operations to worldwide pre-tax income. The adoption of the new accounting standard for employee share-based compensation resulted in a decrease in our effective tax rates of 14.2% and 7.9% for the three and six months ended June 30, 2017, respectively.

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

We have been pursuing an Advance Pricing Agreement ("APA") between the Switzerland and United States governments for the years 2009 through 2013 covering transfer pricing matters with the possibility of a roll-forward of the results to subsequent years. During the first quarter of 2017, an agreement was reached on several of the transactions covered by the APA. As a result, we anticipate that we will make payments related to these transactions within the next twelve months. Therefore, a reclassification was made during the first quarter from the long-term liability for uncertain tax positions to current taxes payable for the portion that relates to these transactions. Negotiations on other significant transaction flows remain ongoing as of June 30, 2017. Overall, transfer pricing matters continue to be significant to our consolidated financial statements as the disputed amounts are material, and the final outcome is uncertain. We continue to believe that our positions are supportable.

During 2014, we filed with the Internal Revenue Service ("IRS") a request for a pre-filing agreement associated with a tax return filing position on a portion of the litigation settlement payment received from Medtronic in May 2014. During the first quarter of 2015, the IRS accepted the pre-filing agreement into the pre-filing agreement program. The closing agreement for this matter was finalized during the fourth quarter of 2016. There remains a disputed issue and we were accepted into the Fast-Track Appeals process in July 2017. We made an advance payment of tax in December 2015 solely to prevent the further accrual of interest on any potential deficiency, and not to signify any potential agreement to a contrary position that may be taken by the IRS.

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
As of June 30, 2017, cash and cash equivalents and short-term investments held in the United States and outside the United States were $129.1 million and $1.0 billion, respectively. We believe that cash held in the United States, in addition to amounts available under credit facilities and cash from operations, are sufficient to fund our United States operating requirements for the next twelve months. Cash and cash equivalents and short-term investments held outside the United States, the majority of which relates to undistributed earnings of certain of our foreign subsidiaries, which are considered by us to be indefinitely reinvested, have historically been used to fund international operations and acquire businesses and assets outside of the United States. We consider making short-term loans of cash held outside the United States to the United States from time to time based on facts and circumstances. The permanent repatriations of cash and cash equivalents and short-term investments held outside the United States are subject to restrictions in certain jurisdictions, and may be subject to withholding and other taxes. The potential tax liability related to any repatriation would be dependent on the facts and circumstances that exist at the time such repatriation is made and the complexities of the tax laws of the United States and the respective foreign jurisdictions.
On November 26, 2016, we entered into an agreement and plan of merger to acquire Valtech Cardio Ltd. ("Valtech") for approximately $340.0 million, subject to certain adjustments, in stock and cash to be paid at closing, with the potential for up to $350.0 million in additional pre-specified milestone-driven payments over the next 10 years. Our acquisition of Valtech closed on January 23, 2017, and we issued an aggregate of approximately 2.8 million shares of our common stock, and paid approximately $86.1 million in cash to holders of Valtech securities. Prior to the close of the transaction, Valtech spun off its early-stage transseptal mitral valve replacement technology program. We have an option to acquire that program and its associated intellectual property for approximately $200.0 million, subject to certain adjustments, plus an additional $50.0 million if a certain European regulatory approval is obtained within 10 years of the acquisition closing date. For further information, see Note 4 to the "Consolidated Condensed Financial Statements."
We have a Five-Year Credit Agreement ("Credit Agreement") which provides up to an aggregate of $750.0 million in borrowings in multiple currencies. We may increase the amount available under the Credit Agreement, subject to agreement of the lenders, by up to an additional $250.0 million in the aggregate. As of June 30, 2017, borrowings of $418.4 million were outstanding under the Credit Agreement, and have been classified as long-term obligations in accordance with the terms of the Credit Agreement. In October 2013, we issued $600.0 million of 2.875% fixed-rate unsecured senior notes due October 15, 2018. As of June 30, 2017, the total carrying value of our long-term debt was $1.0 billion.
From time to time, we repurchase shares of our common stock under share repurchase programs authorized by the Board of Directors. We consider several factors in determining when to execute share repurchases, including, among other things, expected dilution from stock plans, cash capacity, and the market price of our common stock. During 2017, we repurchased a total of 5.3 million shares at an aggregate cost of $501.0 million, and as of June 30, 2017, had remaining authority to purchase $530.1 million of our common stock.
At June 30, 2017, there had been no material changes in our significant contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
Consolidated Cash Flows - For the six months ended June 30, 2017 and 2016:
Net cash flows provided by operating activities of $326.0 million for the six months ended June 30, 2017 increased $28.6 million over the same period last year due primarily to improved operating performance, partially offset by higher working capital needs associated with growth in the business and the timing of tax payments.
Net cash used in investing activities of $487.0 million for the six months ended June 30, 2017 consisted primarily of net purchases of investments of $322.0 million, an $81.8 million net cash payment associated with the acquisition of Valtech, and capital expenditures of $73.9 million.
Net cash used in investing activities of $295.8 million for the six months ended June 30, 2016 consisted primarily of net purchases of investments of $194.4 million and capital expenditures of $64.8 million.
Net cash used in financing activities of $264.5 million for the six months ended June 30, 2017 consisted primarily of purchases of treasury stock of $511.2 million, partially offset by net proceeds from debt of $177.2 million and proceeds from stock plans of $68.7 million.
Net cash used in financing activities of $337.4 million for the six months ended June 30, 2016 consisted primarily of purchases of treasury stock of $415.7 million, including amounts paid under accelerated repurchase agreements, partially offset by proceeds from stock plans of $44.6 million.
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

Investment Risk
We are exposed to investment risks related to changes in the underlying financial condition and credit capacity of certain of our investments. As of June 30, 2017, we had $1.2 billion of investments in fixed-rate debt securities of various companies, of which $534.8 million were long-term. In addition, we had $16.7 million of investments in equity instruments of public and private companies. Should these companies experience a decline in financial condition or credit capacity, or fail to meet certain development milestones, a decline in the investments' value may occur, resulting in unrealized or realized losses.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures.    Our management, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2017. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded as of June 30, 2017 that our disclosure controls and procedures are effective in providing reasonable assurance that the information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (b)
April 1, 2017 through April 30, 2017	693,486	$93.87	692,398	$530.1
May 1, 2017 through May 31, 2017	78,701	110.58	—	530.1
June 1, 2017 through June 30, 2017	—	—	—	530.1
Total	772,187	95.57	692,398

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

Item 5.    Other Information
At the Edwards Lifesciences’ Annual Meeting of Stockholders in May 2017, stockholders approved a non-binding advisory proposal to vote on the Company's named executive officer compensation every year.   The Company will include a non-binding advisory stockholder vote on the compensation of its named executive officers in its proxy materials every year until the next advisory vote on the frequency of stockholder votes on its named executive officer compensation.
Item 6.    Exhibits
The exhibits listed in the Exhibit Index (following the signature page of this report) are filed, furnished, or incorporated by reference as part of this report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDWARDS LIFESCIENCES CORPORATION
(Registrant)
Date:	July 28, 2017	By:	/s/ SCOTT B. ULLEM
Scott B. Ullem Chief Financial Officer (Principal Financial Officer)
Date:	July 28, 2017	By:	/s/ ROBERT W.A. SELLERS
Robert W.A. Sellers Corporate Controller (Principal Accounting Officer)

EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

Exhibit No.	Description
10.1
Amendment No. 1, dated May 5, 2017, to the Five-Year Credit Agreement among Edwards Lifesciences Corporation and certain of its subsidiaries, as Borrowers; the lenders signatory thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Issuing Bank; JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as Co-Syndication Agents; and Deutsche Bank Securities Inc., HSBC Bank USA, National Association, PNC Bank, National Association, The Bank of Tokyo-Mitsubishi UFJ, Ltd., and U.S. Bank National Association, as Co-Documentation Agents

10.2	Amendment No. 1 to the Edwards Lifesciences Corporation Severance Pay Plan, dated April 26, 2017
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial statements from Edwards Lifesciences' Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements