Form 10-K
period 2017-12-31
Edwards Lifesciences Corp
filed 2018-02-16
CIK 1099800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2017 (the last trading day of the registrant's most recently completed second quarter): $24,777,676,328 based on the closing price of the registrant's common stock on the New York Stock Exchange. This calculation does not reflect a determination that persons are affiliates for any other purpose.
The number of shares outstanding of the registrant's common stock, $1.00 par value, as of January 31, 2018, was 210,023,708.
Documents Incorporated by Reference
Portions of the registrant's proxy statement for the 2018 Annual Meeting of Stockholders (to be filed within 120 days of December 31, 2017) are incorporated by reference into Part III, as indicated herein.

EDWARDS LIFESCIENCES CORPORATION
Form 10-K Annual Report—2017

PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS
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

Item 1.    Business

Overview

Edwards Lifesciences Corporation is the global leader in patient-focused medical innovations for structural heart disease and critical care monitoring. Driven by a passion to help patients, we partner with the world’s leading clinicians and researchers and invest in research and development to transform care for those impacted by structural heart disease or require hemodynamic monitoring during surgery and in intensive care. Edwards Lifesciences has a proud history, nearly six decades long, as a leader in these areas. Since our founder, Lowell Edwards, first dreamed of using engineering to address diseases of the human heart, we have steadily built a company on the premise of imagining, building, and realizing a better future for patients.

A pioneer in the development of heart valve therapies, we are the world's leading manufacturer of heart valve systems and repair products used to replace or repair a patient's diseased or defective heart valve. Our innovative work in heart valves encompasses both surgical and transcatheter therapies for heart valve replacement and repair. In addition, our robust pipeline of future technologies is focused on the less invasive repair or replacement of the mitral and tricuspid valves of the heart, which are more complex and more challenging to treat than the aortic valve that is currently the focus of many of our commercially approved valve technologies. We are also a global leader in hemodynamic monitoring systems used to measure a patient's cardiovascular function in the hospital setting.

Cardiovascular disease is the number-one cause of death in the world, and is the top disease in terms of health care spending in nearly every country. Cardiovascular disease is progressive in that it tends to worsen over time and often affects the structure of an individual's heart.

Patients undergoing treatment for cardiovascular disease can be treated with a number of our medical technologies, which are designed to address individual patient needs with respect to disease process, comorbidities, and health status. For example, an individual with a heart valve disorder may have a faulty valve that is affecting the function of his or her heart or blood flow throughout his or her body. A clinician may elect to remove the valve and replace it with one of our bioprosthetic surgical tissue heart valves, surgically re-shape and repair the faulty valve with an Edwards Lifesciences annuloplasty ring, or implant an Edwards Lifesciences transcatheter valve or repair system via a catheter-based approach that does not require traditional open-heart surgery and can be done while the heart continues to beat. Patients in the hospital setting, including high-risk patients in the operating room or intensive care unit, are candidates for having their cardiac function or fluid levels monitored by our Critical Care products through multiple monitoring options, including noninvasive and minimally invasive technologies. These technologies enable proactive clinical decisions while also providing the opportunity for improving diagnoses and developing individualized therapeutic management plans for patients.

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

Transcatheter Heart Valve Therapy

We are a global leader in transcatheter heart valve replacement technologies designed for the nonsurgical replacement of heart valves. The Edwards SAPIEN family of valves, including Edwards SAPIEN XT and Edwards SAPIEN 3 transcatheter aortic heart valves and their respective delivery systems, are used to treat heart valve disease using catheter-based approaches for certain patients for whom traditional open-heart surgery is not optimal. Delivered while the heart is beating, these valves can enable patients to experience a better quality of life sooner than patients receiving traditional surgical therapies. We began offering our transcatheter heart valves to patients commercially in Europe in 2007, in the United States in 2011, and in Japan in 2013. As of December 31, 2017, our transcatheter aortic heart valves were available in more than 65 countries. Supported by extensive customer training and service, and a growing body of compelling clinical evidence, our SAPIEN family of transcatheter aortic heart valves are the most widely prescribed transcatheter heart valves in the world.

Sales of our transcatheter heart valves represented 59%, 55%, and 47% of our net sales in 2017, 2016, and 2015, respectively.

Surgical Heart Valve Therapy

The core of our surgical tissue heart valve product line is the Carpentier-Edwards PERIMOUNT pericardial valve platform, including the line of PERIMOUNT Magna Ease pericardial valves for aortic and mitral surgical valve replacement. With more long-term clinical publications on durability and performance than any other surgical valve, PERIMOUNT valves are the most widely implanted surgical tissue heart valves in the world. Our latest innovations include the INSPIRIS RESILIA aortic valve, which offers RESILIA tissue and VFit technology, and the EDWARDS INTUITY Elite Valve System, which is designed to enable faster procedures, shorter cardiopulmonary bypass times, and smaller incisions.  In addition to our replacement valves, we pioneered and are the worldwide leader in surgical heart valve repair therapies, which include annuloplasty rings and the beating-heart mitral repair system we acquired from Harpoon Medical Inc. ("Harpoon Medical") in December 2017. We are also a global leader in cardiac cannula devices and offer a variety of innovative procedure-enabling platforms to advance minimally invasive surgery.

Sales of our surgical tissue heart valve products represented 21%, 23%, and 28% of our net sales in 2017, 2016, and 2015, respectively.

Critical Care

We are a world leader in hemodynamic monitoring systems used to measure a patient's heart function and fluid status in surgical and intensive care settings. Hemodynamic monitoring enables a clinician to balance the supply and demand of oxygen in critically ill patients, and plays an important role in enhancing surgical recovery by enabling appropriate tissue and organ perfusion, and ultimately enabling the improvement of patient outcomes and survival. Edwards’ complete hemodynamic portfolio helps clinicians make proactive clinical decisions for their patients, and includes the minimally invasive FloTrac system and the noninvasive ClearSight system. Our hemodynamic monitoring portfolio also comprises the Swan-Ganz line of pulmonary artery catheters and the Edwards Oximetry Central Venous Catheters. Our EV1000 and HemoSphere clinical monitoring platforms display a patient's physiological status and integrate many of our sensors and catheters into the platforms. We are also the global leader in disposable pressure monitoring devices and innovative closed blood sampling systems to help protect both patients and clinicians from the risk of infection.

Sales of our core hemodynamic products represented 10%, 12%, and 13% of our net sales in 2017, 2016, and 2015, respectively.

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

We believe that we are a leading global competitor in each of our product lines. In Transcatheter Heart Valve Therapy, our primary competitors include Medtronic PLC, Boston Scientific Corporation, and Abbott Laboratories. In Surgical Heart Valve Therapy, our primary competitors include Medtronic PLC, Abbott Laboratories, and LivaNova PLC. In Critical Care, we compete primarily with a variety of companies in specific product lines including ICU Medical, Inc., PULSION Medical Systems SE, a subsidiary of Getinge AB, and LiDCO Group PLC.

Sales and Marketing

We have a number of broad product lines that require a sales and marketing strategy tailored to our customers in order to deliver high-quality, cost-effective products and technologies to all of our customers worldwide. Our portfolio includes some of the most recognizable cardiovascular device product brands in treating structural heart disease today. To help broaden awareness of our products and technologies, we conduct educational symposia and provide training to our physician, hospital executive, service line leadership, and clinical-based customers.

Because of the diverse global needs of the population that we serve, our distribution system consists of several direct sales forces as well as independent distributors. We are not dependent on any single customer and no single customer accounted for 10% or more of our net sales in 2017.

Where we choose to market our products is also influenced by the existence of, or potential for, adequate reimbursement to hospitals by national healthcare systems. We rely extensively on our sales and field clinical specialist personnel who work in hospitals closely with our customers. Our customers include physicians, nurses, and other clinical personnel, but can also include decision makers such as service line leaders, material managers, biomedical staff, hospital administrators and executives, purchasing managers, and ministries of health. Also, for certain of our products and where appropriate, our corporate sales team actively pursues approval of Edwards Lifesciences as a qualified supplier for hospital group purchasing organizations ("GPOs") that negotiate contracts with suppliers of medical products. Additionally, we have contracts with a number of United States and European national and regional buying groups, including healthcare systems and Integrated Delivery Networks.

United States.    In the United States, we sell substantially all of our products through our direct sales forces. In 2017, 56% of our sales were derived from sales to customers in the United States.

International.    In 2017, 44% of our sales were derived internationally through our direct sales forces and independent distributors. Of the total international sales, 54% were in Europe, 23% were in Japan, and 23% were in Rest of World. We sell our products in approximately 100 countries, and our major international markets include Canada, China, France, Germany, Italy, Japan, Spain, and the United Kingdom. A majority of the sales and marketing approach outside the United States is direct sales, although it varies depending on each country's size and state of development.

Raw Materials and Manufacturing

We operate manufacturing facilities in various geographies around the world. Our Transcatheter Heart Valve Therapy and Surgical Heart Valve Therapy products are manufactured primarily in the United States (California and Utah) and Singapore. A heart valve manufacturing facility is also currently under construction in Costa Rica. In September 2017, we announced plans to discontinue heart valve manufacturing operations in Switzerland effective in early 2018. Critical Care products are manufactured primarily in our facilities located in Puerto Rico and the Dominican Republic.

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

We work closely with our suppliers to mitigate risk and seek continuity of supply while maintaining uncompromised quality and reliability. Alternative supplier options are generally considered, identified, and approved for materials deemed critical to our products, although we do not typically pursue immediate regulatory qualification of alternative sources due to the strength of our existing supplier relationships and the time and expense associated with the regulatory validation process.

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

Quality Assurance

We are committed to providing to our patients quality products and have implemented modern quality systems and concepts throughout the organization. The quality system starts with the initial design concept, risk management, and product specification, and continues through the design of the product, packaging and labeling, and the manufacturing, sales, support, and servicing of the product. The quality system is intended to design quality into the products and utilizes continuous improvement concepts, including Lean/Six Sigma principles, throughout the product lifecycle.

Our operations are frequently inspected by the many regulators that oversee medical device manufacturing, including the United States Food and Drug Administration ("FDA"), our European Notified Bodies, and other regulatory entities. The medical technology industry is highly regulated and our facilities and operations are designed to comply with all applicable quality systems standards, including the International Organization for Standardization ("ISO") 13485. These standards require, among other items, quality system controls that are applied to product design, component material, suppliers, and manufacturing operations. These regulatory approvals and ISO certifications can be obtained only after a successful audit of a company's quality system has been conducted by regulatory or independent outside auditors. Periodic reexamination by an independent outside auditor is required to maintain these certifications.

Environmental, Health, and Safety

We are committed to providing a safe and healthy workplace, promoting environmental excellence in our communities, and complying with all relevant regulations and medical technology industry standards. Through our corporate and site level Environmental, Health, and Safety functions, we establish and monitor programs to reduce pollution, prevent injuries, and maintain compliance with applicable regulations. In order to measure performance, we monitor and report on a number of metrics, including regulated and non-regulated waste disposal, energy usage, water consumption, air toxic emissions, and injuries from our production activities. Each of our manufacturing sites is evaluated regularly with respect to a broad range of Environmental, Health, and Safety criteria.

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

We invested $553 million in research and development in 2017, $442 million in 2016, and $383 million in 2015 (16.1%, 14.9%, and 15.4% of net sales, respectively). The majority of our research and development investment has been applied to new products in our existing product lines. We have also dedicated a sizable portion of our research and development investment to developing additional advanced technologies designed to address unmet clinical needs within our areas of strategic focus. A considerable portion of our research and development investment includes clinical trials and the collection of evidence that provide data for use in regulatory submissions, and required post-market approval studies involving applications of our products. Our investment in clinical studies also includes outcomes and cost-effectiveness data for payers, clinicians, and healthcare systems.

In Transcatheter Heart Valve Therapy, we are developing new products to further improve and streamline transcatheter aortic heart valve replacement procedures. The Edwards SAPIEN 3 Ultra System features the SAPIEN 3 Ultra valve with a heightened outer skirt, and a delivery system that incorporates an on-balloon design that is compatible with the low-profile Axela sheath. The CENTERA valve is designed to offer a low profile, repositionable self-expanding technology that is stable during valve deployment and delivered via a motorized handle.

We are also making significant investments in the development of transcatheter heart valve technologies designed to treat mitral and tricuspid valve diseases and other structural heart conditions. We are developing potential products for mitral replacement and for mitral and tricuspid repair. In January 2017, we completed the acquisition of Valtech Cardio Ltd. ("Valtech"), which included the Cardioband technologies for mitral and tricuspid repair. In addition, we have made investments in several companies that are independently developing less-invasive technologies to treat mitral regurgitation and left ventricular dysfunction.

Our Surgical Heart Valve Therapy development programs include innovative platforms for patients who will continue to be treated surgically, specifically more active patients with more complex combined procedures. We are also making internal and external investments in the surgical treatment of mitral valve disease, including the December 2017 acquisition of Harpoon Medical, Inc., which is developing beating-heart mitral surgical repair technologies.

In our Critical Care product line, we are pursuing the development of a variety of decision support solutions for our clinicians.  This includes next-generation noninvasive and minimally invasive hemodynamic monitoring systems, and a next-generation monitor platform.  We are also developing a decision support software suite with advanced algorithms for proactive hemodynamic management, including an algorithm that predicts the risk of a patient developing hypotension, and a semi-closed loop system for standardized management of patient fluid levels.

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

We own more than 3,600 issued United States patents, pending United States patent applications, issued foreign patents, and pending foreign patent applications. We also have licensed various United States and foreign patents and patent applications that relate to aspects of the technology incorporated in certain of our products, including our heart valves and annuloplasty rings. We also own or have rights in United States and foreign patents and patent applications in the field of transcatheter heart valve repair and replacement. In addition, we own or have rights in United States and foreign patents and patent applications that cover catheters, systems and methods for hemodynamic monitoring, and vascular access products, among others.

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

Government Regulation and Other Matters

Our products and facilities are subject to regulation by numerous government agencies, including the FDA, European Community Notified Bodies, and the Japanese Pharmaceuticals and Medical Devices Agency, to confirm compliance with the various laws and regulations governing the development, testing, manufacturing, labeling, marketing, and distribution of our products. We are also governed by federal, state, local, and international laws of general applicability, such as those regulating employee health and safety, and the protection of the environment. Overall, the amount and scope of domestic and foreign laws and regulations applicable to our business has increased over time.

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

In May 2017, the European Union implemented a new regulatory scheme for medical devices under the Medical Device Regulation ("MDR"). The MDR becomes fully effective in 2020 and will bring significant new requirements for many medical devices, including enhanced requirements for clinical evidence and documentation, increased focus on device identification and traceability, and additional postmarket surveillance and vigilance. Compliance with the MDR will require re-certification of many of our products to the enhanced standards.

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

Health Care Initiatives.    Government and private sector initiatives to limit the growth of health care costs, including price regulation and competitive pricing, coverage and payment policies, comparative effectiveness reviews, technology assessments, increasing evidentiary demands, and managed-care arrangements, are continuing in many countries where we do business, including the United States, Europe, and Japan. As a result of these changes, the marketplace has placed increased emphasis on the delivery of more cost-effective medical therapies. For example, government programs, private health care insurance, and managed-care plans have attempted to control costs by restricting coverage and limiting the level of reimbursement for procedures or treatments, and some third-party payors require their pre-approval before new or innovative devices or therapies are utilized by patients. These various initiatives have created increased price sensitivity over medical products generally and may impact demand for our products and technologies.

The delivery of our products is subject to regulation by the Department of Health and Human Services ("HHS") in the United States and comparable state and foreign agencies responsible for reimbursement and regulation of health care items and services. Foreign governments also impose regulations in connection with their health care reimbursement programs and the delivery of health care items and services. Reimbursement schedules regulate the amount the United States government will reimburse hospitals and doctors for the inpatient care of persons covered by Medicare. HHS' Centers for Medicare & Medicaid Services may also review whether and/or under what circumstances a procedure or technology is reimbursable for Medicare beneficiaries. Changes in current coverage and reimbursement levels could have an adverse effect on market demand and our pricing flexibility.

Health care cost containment efforts have also prompted domestic hospitals and other customers of medical device manufacturers to consolidate into larger purchasing groups to enhance purchasing power. The medical technology industry has also experienced some consolidation, partly in order to offer a broader range of products to large purchasers. As a result, transactions with customers are larger, more complex, and tend to involve more long-term contracts than in the past. These larger customers, due to their enhanced purchasing power, may attempt to increase the pressure on product pricing.

Health Care Legislation.    In 2010, significant reforms to the health care system were adopted as law in the United States as part of the Affordable Care Act ("ACA"). The law included provisions that, among other things, created programs to encourage a shift to value-based care, required all individuals to have health insurance (with limited exceptions), and imposed increased taxes. The law requires the medical technology industry to pay a 2.3% excise tax on United States sales of most medical devices. The excise tax, which increased our operating expenses, was suspended for calendar years 2016 through 2019. Most recently, in December 2017, Public Law 115-97, commonly referred to as the Tax Cuts and Jobs Act (the "2017 Tax Act"), was enacted and includes several healthcare provisions, including the repeal of the individual insurance mandate. We do not anticipate that the repeal of the mandate will materially affect our business.

In 2015, the Medicare Access and CHIP Reauthorization Act of 2015 ("MACRA") was signed into law incentivizing participation in alternative payment models that incentivize high value care. The long term impact of the provisions in MACRA and the ensuing regulations remains uncertain to us as these programs continue to evolve. However, we continue to believe that our portfolio is positioned well as the United States healthcare system shifts to value-based care.

In late 2016, legislation was signed into law that, among other things, increases funding for medical research and eases the development and approval of breakthrough treatments. Known as the 21st Century Cures Act, the law also provides new funding for the National Institutes of Health and the FDA. Although it will take some time to be fully implemented, the 21st Century Cures Act could help accelerate the discovery, development, and delivery of medical advancements to ensure more timely access to new treatments and cures for patients in need.

These laws or any future legislation, including deficit reduction legislation, could impact medical procedure volumes, reimbursement for our products, and demand for our products or the prices at which we sell our products.

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

Employees

As of December 31, 2017, we had approximately 12,200 employees worldwide, the majority of whom were located in the United States, Singapore, the Dominican Republic, and Puerto Rico. Other major concentrations of employees are located in Europe and Japan. We emphasize competitive compensation, benefits, equity participation, and a positive and attractive work environment in our efforts to attract and retain qualified personnel, and employ a rigorous talent management system. None of our North American employees are represented by a labor union. In various countries outside of North America, we interact with trade unions and work councils that represent a limited number of employees.

Item 1A.    Risk Factors

        Our business and assets are subject to varying degrees of risk and uncertainty. An investor should carefully consider the risks described below, as well as other information contained in this Annual Report on Form 10-K and in our other filings with the SEC. Additional risks not presently known to us or that we currently deem immaterial may also adversely affect our business. If any of these events or circumstances occurs, our business, financial condition, results of operations, or prospects could be materially harmed. In that case, the value of our securities could decline and an investor could lose part or all of his or her investment. In addition, forward-looking statements within the meaning of the federal securities laws that are contained in this Annual Report on Form 10-K or in our other filings or statements may be subject to the risks described below as well as other risks and uncertainties. Please read the cautionary notice regarding forward-looking statements in Part 1 above.

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

We use a broad range of raw and organic materials and other items from third party vendors in the design and manufacture of our products. Our Surgical and Transcatheter Heart Valve Therapy products are manufactured from treated natural animal tissue and man-made materials. Our non-implantable products are manufactured from man-made raw materials including resins, chemicals, electronics, and metals. We purchase certain of the materials and components used in the manufacture of our products from external suppliers, and we purchase certain supplies from single sources for reasons of quality assurance, cost-effectiveness, availability, or constraints resulting from regulatory requirements. We also contract with third parties for important services related to infrastructure and information technology. General economic conditions could adversely affect the financial viability of our suppliers, resulting in their inability to provide materials and components used in the manufacture of our products. While we work closely with suppliers to monitor their financial viability, assure continuity of supply, and maintain high quality and reliability, these efforts may not be successful. In addition, due to the rigorous regulations and requirements of the FDA and foreign regulatory authorities regarding the manufacture of our products (including the need for approval of any change in supply arrangements), we may have difficulty establishing additional or replacement sources on a timely basis or at all if the need arises. Certain suppliers may also elect to no longer service medical technology companies due to the high amount of requirements and regulation. Although alternative supplier options are considered and identified, we typically do not pursue regulatory qualification of alternative sources due to the strength of our existing supplier relationships and the time and expense associated with the regulatory validation process. A change in suppliers could require significant effort or investment in circumstances where the items supplied are integral to product performance or incorporate unique technology, and the loss of any existing supply contract could have a material adverse effect on us.

Regulatory agencies in the United States or other international geographies from time to time have limited or banned the use of certain materials used in the manufacture of our products. In these circumstances, transition periods typically provide time to arrange for alternative materials. In addition, the SEC enacted disclosure rules regarding products that may contain certain minerals that originate from conflict areas in and around the Democratic Republic of Congo. If we find that certain minerals that are necessary to the functionality or production of our products directly or indirectly finance or benefit armed groups, we may need to source components from alternative suppliers. If we are unable to identify alternative materials or suppliers and secure approval for their use in a timely manner, our business could be harmed.

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

From time to time, we identify operations and products that are underperforming or not a fit with our longer term business strategy. We may seek to dispose of these underperforming operations or products. We may also seek to dispose of other operations or products for strategic or other business reasons. If we cannot dispose of an operation or product on acceptable terms, we may voluntarily cease operations related to that product. Any of these events could result in charges, which could be substantial and which could adversely affect our results of operations.

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

The cardiovascular medical technology industry is highly competitive. We compete with many companies, some of which are larger, better brand or name recognition, and broader product offerings. Our customers consider many factors when selecting a product, including product reliability, breadth of product line, clinical outcomes, product availability, price, availability and rate of reimbursement, and services provided by the manufacturer. In addition, our ability to compete will depend in large part on our ability to develop and acquire new products and technologies, anticipate technology advances, and keep pace with other developers of cardiovascular therapies and technologies. Our sales, technical, and other key personnel play an integral role in the development, marketing, and selling of new and existing products. If we are unable to recruit, hire, develop, and retain a talented, competitive workforce, our ability to compete may be adversely affected. Our competitive position can also be adversely affected by product problems, physician advisories, and safety alerts, reflecting the importance of quality in the medical technology industry. Our position can shift as a result of any of these factors. In addition, given the trend toward value-based healthcare, if we are not able to continue to demonstrate the full value of our products to healthcare providers and payors, our competitive position could be adversely affected. See "Competition" under "Business" included herein.

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

Various laws, including the Affordable Care Act, Public Law 115-97, commonly referred to as the Tax Cuts and Jobs Act ("the 2017 Tax Act"), the Medicare Access and CHIP Reauthorization Act of 2015, and the 21st Century Cures Act, or any future legislation, including deficit reduction legislation, could impact medical procedure volumes, reimbursement for our products, and demand for our products or the prices at which we sell our products.  For more information about these laws as they relate to our business, see the section entitled “Health Care Legislation” in Part I, Item 1, “Business.”

In addition, the 2017 Tax Act has resulted in significant changes to the U.S. corporate income tax system. These changes include a federal statutory rate reduction from 35% to 21%, the elimination or reduction of certain domestic deductions and credits, and limitations on the deductibility of interest expense and executive compensation. The 2017 Tax Act also transitions international taxation from a worldwide system to a modified territorial system and includes base erosion prevention measures on non-U.S. earnings, which has the effect of subjecting certain earnings of our foreign subsidiaries to U.S. taxation as global intangible low-taxed income. These changes are effective beginning in 2018.

The 2017 Tax Act also includes the Transition Toll Tax, which is a one-time mandatory deemed repatriation tax on accumulated foreign subsidiaries' previously untaxed foreign earnings. The Transition Toll Tax will be paid over an eight-year period, starting in 2018, and will not accrue interest. Our preliminary estimate of the Transition Toll Tax and the remeasurement of our deferred tax assets and liabilities is subject to the finalization of management's analysis related to certain matters, such as developing interpretations of the provisions of the 2017 Tax Act, changes to certain estimates and amounts related to the earnings and profits of certain subsidiaries, and the filing of our tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the 2017 Tax Act may require further adjustments and changes in our estimates, which could have a material adverse effect on our business, results of operations or financial conditions. The final determination of the Transition Toll Tax and the remeasurement of our deferred tax assets and liabilities will be completed as additional information becomes available, but no later than one year from the enactment of the 2017 Tax Act.

Our business is subject to economic, political, and other risks associated with international sales and operations, including risks arising from currency exchange rate fluctuations.

Because we sell our products in a number of countries, our business is subject to the risks of doing business internationally, including risks associated with anti-corruption and anti-bribery laws. Our net sales originating outside the United States, as a percentage of total net sales, were 44% in 2017. We anticipate that sales from international operations will continue to represent a substantial portion of our total sales. In addition, many of our manufacturing facilities and suppliers are located outside of the United States. Accordingly, our future results could be harmed by a variety of factors, including:

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

From time to time, the stock market experiences extreme price and volume fluctuations. This volatility can have a significant effect on the market prices of securities for reasons unrelated to underlying performance. These broad market fluctuations may materially adversely affect our stock price, regardless of our operating results. In addition, the market price of our common stock could fluctuate substantially in response to any of the other risk factors set out above and below, as well as a number of other factors, including the performance of comparable companies or the medical technology industry, or changes in financial estimates and recommendations of securities analysts.

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

Our business exposes us to potential product liability risks that are inherent in the design, manufacture, and marketing of medical technologies. Our products are often used in surgical and intensive care settings with seriously ill patients. In addition, many of the devices we manufacture and sell are designed to be implanted in the human body for long periods of time. Component failures, manufacturing and assembly flaws, design defects, or inadequate disclosure of product-related risks or product-related information could result in an unsafe condition or injury to, or death of, patients. Such problems could result in product liability, medical malpractice or other lawsuits and claims, safety alerts, or product recalls in the future, which, regardless of their ultimate outcome, could have a material adverse effect on our business, reputation, and ability to attract and retain customers. Product liability claims may be brought from time to time either by individuals or by groups seeking to represent a class. We may incur charges related to such matters in excess of any established reserves and such charges, including the establishment of any such reserves, could have a material adverse impact on our net income and net cash flows.

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

During recent years, we and our competitors have been involved in substantial litigation regarding patent and other intellectual property rights in the medical technology industry. From time to time, we have been and may in the future be forced to defend against claims and legal actions alleging infringement of the intellectual property rights of others, and such intellectual property litigation is typically costly and time-consuming. Adverse determinations in any such litigation could result in significant liabilities to third parties or injunctions that bar the sale of our products, or could require us to seek licenses from third parties and, if such licenses are not available on commercially reasonable terms, prevent us from manufacturing, selling, or using certain products, any one of which could have a material adverse effect on us. In addition, some licenses may be non-exclusive, which could provide our competitors access to the same technologies.

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

In recent years, the medical technology industry has been subject to increased regulatory scrutiny, including by the FDA, numerous other federal, state, and foreign governmental authorities, as well as members of Congress. This has included increased regulation, enforcement, inspections, and governmental investigations of the medical technology industry and disclosure of financial relationships with health care professionals. We anticipate that the government will continue to scrutinize our industry closely, and that additional regulation by governmental authorities, both foreign and domestic, may increase compliance costs, exposure to litigation, and other adverse effects to our operations.

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

Our operations are subject to environmental, health, and safety laws, and regulations concerning, among other things, the generation, handling, transportation, and disposal of hazardous substances or wastes, the cleanup of hazardous substance releases, and emissions or discharges into the air or water. We have incurred and may incur in the future expenditures in connection with environmental, health and safety laws, and regulations. New laws and regulations, violations of these laws or regulations, stricter enforcement of existing requirements, or the discovery of previously unknown contamination could require us to incur costs or could become the basis for new or increased liabilities that could be material.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

The locations and uses of our major properties are as follows:

North America
Irvine, California	(1)	Corporate Headquarters, Research and Development, Regulatory and Clinical Affairs, Manufacturing, Marketing, Administration
Draper, Utah	(1)	Manufacturing, Administration
Haina, Dominican Republic	(2)	Manufacturing
Añasco, Puerto Rico	(2)	Manufacturing
Central America
Cartago, Costa Rica	(2)	Manufacturing
Europe
Horw, Switzerland	(2)	Manufacturing, Administration
Nyon, Switzerland	(1)	Administration, Marketing
Prague, Czech Republic	(2)	Administration
Asia
Tokyo, Japan	(2)	Administration, Marketing, Distribution
Shanghai, China	(2)	Administration, Marketing
Singapore	(1),(2)	Manufacturing, Distribution, Administration
_______________________________________________________________________________

(1)	Owned property.

(2)	Leased property.

The Dominican Republic lease expires in 2022; the Puerto Rico property has two leases that expire in 2018; the Costa Rica lease expires in 2021; the Horw, Switzerland lease expires in 2018; the Prague, Czech Republic lease expires in 2019; the Tokyo, Japan lease expires in 2018; the Shanghai, China lease expires in 2018; and Singapore has one land lease that expires in 2036 and one that expires in 2041. We believe our properties have been well maintained, are in good operating condition, and are adequate for current needs. We plan to renew all leases that expire in 2018, other than the Horw, Switzerland lease, which will be terminated due to the planned closure of our manufacturing plant at that location.

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

	2017		2016
	High	Low	High	Low
Calendar Quarter Ended:
March 31	$100.48	$86.55	$89.93	$72.20
June 30	120.74	92.44	112.00	86.73
September 30	121.45	107.35	121.73	98.02
December 31	119.04	100.20	121.75	81.12

Number of Stockholders

On January 31, 2018, there were 10,576 stockholders of record of our common stock.

Dividends

We have never paid any cash dividends on our capital stock and have no current plans to pay any cash dividends. Our current policy is to retain any future earnings for use in our business.

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (b), (c)
October 1, 2017 through October 31, 2017	96,909	$103.32	96,777	$520.1
November 1, 2017 through November 30, 2017	1,959,603	110.53	1,958,816	278.9
December 1, 2017 through December 31, 2017	213,740	114.85	213,740	1,278.9
Total	2,270,252	110.63	2,269,333
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

(b)
On November 10, 2016, the Board of Directors approved a stock repurchase program authorizing us to purchase on the open market, including pursuant to a Rule 10b5-1 plan and in privately negotiated transactions, up to $1.0 billion of our common stock. On November 15, 2017, the Board of Directors approved a new stock repurchase program providing for an additional $1.0 billion of repurchases of our common stock.

(c)
In November 2017, we paid $150.0 million under our accelerated share repurchase ("ASR") agreement and received an initial delivery of 1.1 million shares of our common stock, representing approximately 80 percent of the total contract value. In December 2017, the ASR agreement concluded and we received an additional 0.2 million shares. Shares purchased pursuant to the ASR agreement are presented in the table above in the periods in which they were received.

Performance Graph

The following graph compares the performance of our common stock with that of the S&P 500 Index and the S&P 500 Healthcare Equipment Index. The cumulative total return listed below assumes an initial investment of $100 at the market close on December 30, 2012 and reinvestment of dividends.

	Total Cumulative Return
	2013	2014	2015	2016	2017
Edwards Lifesciences	$72.93	$141.27	$175.18	$207.83	$249.99
S&P 500	132.39	150.51	152.59	170.84	208.14
S&P 500 Healthcare Equipment Index	127.69	161.24	170.88	181.96	238.17

Item 6.    Selected Financial Data

		As of or for the Years Ended December 31,
		2017	2016	2015	2014	2013
		(in millions, except per share data)
OPERATING RESULTS	Net sales	$3,435.3	$2,963.7	$2,493.7	$2,322.9	$2,045.5
	Gross profit	2,560.0	2,166.3	1,876.5	1,697.3	1,528.9
	Net income(a)	583.6	569.5	494.9	811.1	389.1
COMMON STOCK INFORMATION	Net income per common share(a):
	Basic	$2.77	$2.67	$2.30	$3.81	$1.74
	Diluted	2.70	2.61	2.25	3.74	1.71
	Cash dividends declared per common share	—	—	—	—	—
BALANCE SHEET DATA	Total assets	$5,695.8	$4,510.0	$4,056.3	$3,519.0	$2,704.8
	Long-term debt(b)	438.4	822.3	596.9	594.1	588.0
_______________________________________________________________________________

(a)
The above results include special charges of $59.9 million during 2017 and $34.5 million during 2016. In addition, in 2017, the above results reflect a $262.0 million tax expense related to the implementation of U.S. tax law changes. Also, the above results include a $112.5 million ($70.3 million, net of tax) litigation payment received in 2017 and $750.0 million ($487.9 million, net of tax) received in 2014 under a litigation settlement. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 3, Note 4 and Note 16 to the "Consolidated Financial Statements" for additional information.

(b)
In October 2013, we issued $600.0 million of 2.875% fixed-rate unsecured senior notes due October 15, 2018 (the "Notes"). At December 31, 2017, the Notes were classified as short-term obligations as these obligations were due within one year. Amounts outstanding under our Five-Year Credit Agreement ("Credit Agreement") have been classified as long-term obligations in accordance with the terms of the Credit Agreement.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our results of operations during the three years ended December 31, 2017. Also discussed is our financial position as of December 31, 2017. You should read this discussion in conjunction with the historical consolidated financial statements and related notes included elsewhere in this Form 10-K.

Overview

We are the global leader in patient-focused medical innovations for structural heart disease and critical care monitoring. Driven by a passion to help patients, we partner with the world's leading clinicians and researchers and invest in research and development to transform care for those impacted by structural heart disease or require hemodynamic monitoring during surgery and in intensive care. We conduct operations worldwide and are managed in the following geographical regions: United States, Europe, Japan, and Rest of World. Our products are categorized into the following main areas: Transcatheter Heart Valve Therapy ("THVT"), Surgical Heart Valve Therapy ("SHVT"), and Critical Care.

Financial Highlights
Our sales growth was led by our THVT products, primarily due to increased sales of the Edwards SAPIEN 3 transcatheter heart valve in the United States, Japan, and Europe. Our gross profit margin in 2017 was positively impacted by an improved product mix, led by THVT products. Our gross profit margin in 2016 was negatively impacted relative to 2015 by foreign currency exchange rate fluctuations, partially offset by an improved product mix, led by THVT products. The increase in our net income in 2017 was primarily driven by our increased sales and a gain from our successful litigation related to the theft of trade secrets, partially offset by increased tax expenses due to the implementation of U.S. tax law changes. Our net income in 2016 increased compared to 2015 primarily due to increased sales, partially offset by an in-process research and development ("IPR&D") charge for technology we acquired for use in our transcatheter heart valve programs.

Healthcare Environment, Opportunities, and Challenges

The medical technology industry is highly competitive and continues to evolve. Our success is measured both by the development of innovative products and the value we bring to our stakeholders. We are committed to developing new technologies and providing innovative patient care, and we are committed to defending our intellectual property in support of those developments. In 2017, we invested 16.1% of our net sales in research and development. The following is a summary of important developments during 2017:

•	we acquired Valtech, a privately held company based in Israel and the developer of the Cardioband system for transcatheter repair of the mitral and tricuspid valves;

•
we received FDA approval for the HemoSphere advanced monitoring platform. This technology provides clinicians with clarity on a patient's hemodynamics, or the factors that manage blood flow, to help them make proactive, timely clinical decisions;

•	we received FDA approval for aortic and mitral valve-in-valve procedures using the Edwards SAPIEN 3 transcatheter heart valve;

•	we received FDA approval for our INSPIRIS RESILIA aortic valve, the first in a new class of resilient heart valves;

•	we acquired Harpoon Medical, Inc., a privately held medical technology company pioneering beating-heart repair for degenerative mitral regurgitation; and

•	we received CE mark for Harpoon, our newly acquired beating heart mitral valve repair system.
We are dedicated to generating robust clinical, economic, and quality of life evidence increasingly expected by patients, clinicians, and payors in the current healthcare environment, with the goal of encouraging the adoption of innovative new medical therapies that demonstrate superior outcomes.

Results of Operations

Net Sales by Major Regions
(dollars in millions)

	Years Ended December 31,			Change		Percent Change
	2017	2016	2015	2017	2016	2017	2016
United States	$1,907.6	$1,615.7	$1,262.9	$291.9	$352.8	18.1%	27.9%
Europe	831.0	749.0	717.3	82.0	31.7	10.9%	4.4%
Japan	350.3	309.3	246.2	41.0	63.1	13.3%	25.6%
Rest of World	346.4	289.7	267.3	56.7	22.4	19.5%	8.4%
International	1,527.7	1,348.0	1,230.8	179.7	117.2	13.3%	9.5%
Total net sales	$3,435.3	$2,963.7	$2,493.7	$471.6	$470.0	15.9%	18.8%

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

Net Sales by Product Group
(dollars in millions)

	Year Ended December 31,			Change		Percent Change
	2017	2016	2015	2017	2016	2017	2016
Transcatheter Heart Valve Therapy	$2,027.2	$1,628.5	$1,180.3	$398.7	$448.2	24.5%	38.0%
Surgical Heart Valve Therapy	807.1	774.9	785.0	32.2	(10.1)	4.2%	(1.3)%
Critical Care	601.0	560.3	528.4	40.7	31.9	7.3%	6.0%
Total net sales	$3,435.3	$2,963.7	$2,493.7	$471.6	$470.0	15.9%	18.8%

Transcatheter Heart Valve Therapy

2017 Compared with 2016

The increase in net sales of THVT products in the United States was due primarily to:

•	the Edwards SAPIEN 3 valve, driven by strong therapy adoption.

The increase in international net sales of THVT products was due primarily to:

•	the Edwards SAPIEN 3 valve, primarily increased sales in Japan, driven by its launch in March 2016, and Europe, driven by strong therapy adoption;

partially offset by:

•	lower sales of the Edwards SAPIEN XT valve as customers converted to Edwards SAPIEN 3.

2016 Compared with 2015

The increase in net sales of THVT products in the United States was due primarily to:

•	increased sales of the Edwards SAPIEN 3 valve, driven by its launch in July 2015;

partially offset by:

•	lower sales of the Edwards SAPIEN XT valve as customers converted to Edwards SAPIEN 3.

The increase in international net sales of THVT products was due primarily to increased sales of the Edwards SAPIEN 3 valve, driven primarily by its launch in Europe in January 2014 and in Japan in March 2016.

In June 2017, we received FDA approval for aortic and mitral valve-in-valve procedures using the Edwards SAPIEN 3 transcatheter heart valve for patients at high risk for a subsequent open-heart surgery to replace their bioprosthetic valve. In February 2018, we received CE Mark for our self-expanding CENTERA valve for severe, symptomatic aortic stenosis patients at high risk of open-heart surgery.

Surgical Heart Valve Therapy

2017 Compared with 2016

The increase in net sales of SHVT products was due primarily to:

•
surgical aortic tissue valves in Europe and the United States, primarily increased sales of the EDWARDS INTUITY Elite Valve System, and growth in our core products, partially offset by the continuing shift from our surgical aortic tissue valves to transcatheter aortic valves; and

•	mitral tissue valves, due to increased sales in Rest of World, primarily China.

2016 Compared with 2015

The decrease in net sales of SHVT products was due primarily to:

•	lower sales of aortic tissue valves in the United States, as sales of Edwards SAPIEN 3 increased; and

•	lower international sales of mitral tissue valves, primarily in Europe and Rest of World, primarily due to supply constraints;

partially offset by:

•	higher sales of aortic tissue valves in Europe, Japan, and Rest of World; and

•
foreign currency exchange rate fluctuations, which increased net sales by $2.2 million, due primarily to the strengthening of the Japanese yen against the United States dollar, partially offset by the weakening of various currencies against the United States dollar.

In July 2017, we received FDA approval for our INSPIRIS RESILIA aortic valve, the first in a new class of resilient heart valves. In December 2017, we received CE Mark for Harpoon, our newly acquired beating heart mitral valve repair system.

Critical Care
2017 Compared with 2016

The increase in net sales of Critical Care products was due primarily to enhanced surgical recovery products and core hemodynamic products, primarily in the United States and Rest of World.

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

Gross Profit

The increase in gross profit as a percentage of net sales in 2017 compared to 2016 was driven by:

•	a 1.3 percentage point increase in the United States and a 0.3 percentage point increase in international markets due to an improved product mix, driven by THVT products;

partially offset by:

•	expenses associated with flooding from Hurricane Maria in Puerto Rico and the planned closure of our manufacturing plant in Switzerland.

The decrease in gross profit as a percentage of net sales in 2016 compared to 2015 was driven by:

•	a 4.3 percentage point decrease due to the impact of foreign currency exchange rate fluctuations, including the settlement of foreign currency hedging contracts; and

•	investments in manufacturing capacity;

partially offset by:

•	a 1.6 percentage point increase in the United States, and a 0.5 percentage point increase in international markets, due to an improved product mix, driven by THVT products.

Selling, General, and Administrative ("SG&A") Expenses

The increase in SG&A expenses in 2017 compared to 2016 was due primarily to higher sales and marketing expenses in the United States and Europe, mainly to support the THVT program, and higher personnel-related costs. The decrease in SG&A expenses as a percentage of net sales in 2017 was due primarily to leverage from our higher THVT sales in the United States and Japan.

The increase in SG&A expenses in 2016 compared to 2015 resulted primarily from higher sales and marketing expenses in the United States and Europe, mainly to support our THVT program, and higher personnel-related costs. These increases were partially offset by the suspension of the medical device excise tax in the United States for 2016 through 2019. The decrease in SG&A expenses as a percentage of net sales in 2016 was due primarily to higher sales in the United States and Japan.

Research and Development ("R&D") Expenses
The increase in R&D expenses in 2017 compared to 2016 was due primarily to mitral, aortic, and tricuspid THVT product development efforts, including development expenses associated with the Cardioband Reconstruction System.

The increase in R&D expenses in 2016 compared to 2015 was due primarily to mitral and aortic THVT product development efforts. The suspension of the United States medical device excise tax provided additional flexibility to accelerate investments in structural heart initiatives.

Intellectual Property Litigation (Income) Expenses, net

In November 2017, we recorded a $112.5 million litigation gain related to the theft of trade secrets. We incurred external legal costs related to intellectual property litigation of $39.2 million, $32.6 million and $7.0 million during 2017, 2016 and 2015, respectively.

Change in Fair Value of Contingent Consideration Liabilities, net

The change in fair value of contingent consideration liabilities resulted in income of $9.9 million, net, for the year ended December 31, 2017, and expense of $1.1 million and $0.2 million for the years ended December 31, 2016 and 2015, respectively. The contingent consideration liability related to one of our previous business acquisitions was reduced by $19.9 million during the three months ended September 30, 2017 due to delays in product development, which reduced the probability of milestone achievement. This gain was partially offset by a $10.0 million expense in 2017 due to changes in the fair value of the liabilities resulting primarily from adjustments to discount rates and accretion of the discount rates due to the passage of time. For further information, see Note 10 to the "Consolidated Financial Statements."

Special Charges

For information on special charges, see Note 4 to the "Consolidated Financial Statements."

Interest Expense

Interest expense was $23.2 million, $19.2 million, and $17.2 million in 2017, 2016, and 2015, respectively. The increase in interest expense for 2017 as compared to 2016 resulted primarily from a higher average debt balance, partially offset by lower average interest rates. The increase in interest expense for 2016 as compared to 2015 resulted primarily from higher average interest rates.

Interest Income

Interest income was $20.3 million, $10.8 million, and $7.9 million in 2017, 2016, and 2015, respectively. The increase in interest income for 2017 and 2016 resulted primarily from higher average interest rates.

Other Expense, net
(in millions)

	Years Ended December 31,
	2017	2016	2015
Foreign exchange losses, net	$5.4	$0.5	$4.8
Loss (gain) on investments	2.7	(0.2)	(0.1)
Charitable foundation contribution	—	5.0	—
Other	0.1	(0.4)	(0.7)
Total other expense, net	$8.2	$4.9	$4.0

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

Provision for Income Taxes

Our effective income tax rates for 2017, 2016, and 2015 were impacted as follows (in millions):

	Years Ended December 31,
	2017	2016	2015
Income tax expense at U.S. federal statutory rate	$362.2	$258.3	$217.8
Foreign income taxed at different rates	(106.9)	(88.6)	(105.8)
State and local taxes, net of federal tax benefit	11.5	9.7	3.1
Tax credits, federal and state	(25.8)	(21.3)	(15.7)
(Release) build of reserve for prior years' uncertain tax positions	(7.7)	4.6	3.3
U.S. tax on foreign earnings, net of credits	(30.3)	5.1	20.5
Deductible employee share-based compensation	(48.2)	—	—
Nondeductible employee share-based compensation	3.9	3.6	2.3
Effects of mandatory deemed repatriation	297.4	—	—
Effects of U.S. tax rate changes	(3.3)	—	—
Other	(1.5)	(3.0)	2.0
Income tax provision	$451.3	$168.4	$127.5

On December 22, 2017, Public Law 115-97, commonly referred to as the Tax Cuts and Jobs Act ("the 2017 Act"), was signed into law. The 2017 Act reduces the U.S. federal corporate tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017, requires companies to pay a one-time mandatory deemed repatriation tax on the cumulative earnings of certain foreign subsidiaries that were previously tax deferred, accelerates federal tax depreciation and creates new taxes on certain foreign earnings in future years.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Act. In accordance with SAB 118, we have estimated provisional amounts for $3.3 million of tax benefits in connection with the remeasurement of certain tax assets and liabilities, and $327.4 million of current tax expense (discussed below) recorded in connection with the one-time mandatory deemed repatriation tax on cumulative earnings of certain foreign subsidiaries. Additionally, as a result of a revenue procedure issued by the Internal Revenue Service ("IRS") on February 13, 2018, approximately $32.3 million of tax benefits associated with a tax reform related restructuring may need to be adjusted.

The changes included in the 2017 Act are broad and complex. The final transition impacts of the 2017 Act may differ from the above estimate, possibly materially, due to, among other things, changes in interpretations of the 2017 Act, any further legislative or regulatory actions that arise because of the 2017 Act, any changes in accounting standards for income taxes or related interpretations in response to the 2017 Act, or any updates or changes to the estimates we have utilized to calculate the transition impacts. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete. We did not identify items for which a reasonable estimate of the income tax effects of the 2017 Act could not be determined as of December 31, 2017.

As mentioned above, the 2017 Act requires a mandatory deemed repatriation of post-1986 cumulative undistributed foreign earnings and profits. The rate applied for the mandatory deemed repatriation varies depending on whether the earnings and profits are held in liquid or non-liquid assets. A proportional deduction on the deemed repatriation results in a repatriation toll charge of effectively 15.5% for liquid assets and 8% for non-liquid assets. At the election of the taxpayer, the repatriation tax can be paid in installments over eight years. We provisionally intend to elect to pay the repatriation tax in installments over eight years. The deemed repatriation results in a provisional $327.4 million tax obligation which, when offset by the correlative effects of uncertain tax positions of $30.0 million, results in a provisional net increase in tax expense of $297.4 million.

Factors impacting our effective tax rate in 2017 included the one-time impact of the mandatory taxation of previously unrepatriated earnings, partially offset by the revaluation of tax-related balance sheet items due to U.S. tax rate changes. In addition, the effective tax rate for 2017 was favorably impacted by the adoption of the new accounting standard for the tax benefit of employee shared-based compensation (see Note 2).

Uncertain Tax Positions

As of December 31, 2017 and 2016, the gross uncertain tax positions were $225.6 million and $245.5 million, respectively. We estimate that these liabilities would be reduced by $94.0 million and $44.9 million, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, and timing adjustments. The net amounts of $131.6 million and $200.6 million, respectively, if not required, would favorably affect our effective tax rate.

A reconciliation of the beginning and ending amount of uncertain tax positions, excluding interest, penalties, and foreign exchange, is as follows (in millions):

	Years Ended December 31,
	2017	2016	2015
Uncertain gross tax positions, January 1	$245.5	$216.1	$192.3
Current year tax positions	77.7	29.0	29.6
Increase prior year tax positions	63.7	2.7	2.2
Decrease prior year tax positions	(65.0)	(0.9)	(7.4)
Settlements	(95.3)	(0.3)	(0.4)
Lapse of statutes of limitations	(1.0)	(1.1)	(0.2)
Uncertain gross tax positions, December 31	$225.6	$245.5	$216.1

We recognize interest and penalties, if any, related to uncertain tax positions in the provision for income taxes. As of December 31, 2017, we had accrued $7.4 million (net of $2.9 million tax benefit) of interest related to uncertain tax positions, and as of December 31, 2016, we had accrued $14.7 million (net of $10.8 million tax benefit) of interest related to uncertain tax positions. During 2017, 2016, and 2015, we recognized interest expense (benefit), net of tax benefit, of $(7.3) million, $4.0 million, and $3.9 million, respectively, in “Provision for Income Taxes” on the consolidated statements of operations.

We strive to resolve open matters with each tax authority at the examination level and could reach agreement with a tax authority at any time. While we have accrued for matters we believe are more likely than not to require settlement, the final outcome with a tax authority may result in a tax liability that is more or less than that reflected in the consolidated financial statements. Furthermore, we may later decide to challenge any assessments, if made, and may exercise our right to appeal. The uncertain tax positions are reviewed quarterly and adjusted as events occur that affect potential liabilities for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, negotiations between tax authorities, identification of new issues, and issuance of new legislation, regulations, or case law. We believe that adequate amounts of tax and related penalty and interest have been provided in income tax expense for any adjustments that may result from our uncertain tax positions.

At December 31, 2017, all material state, local, and foreign income tax matters have been concluded for years through 2008. The IRS has substantially completed its fieldwork for the 2009 through 2012 tax years. However, the audits have been in suspense pending a final determination with respect to the application for an Advance Pricing Agreement ("APA") discussed below. As a result of the partial agreement discussed below, the IRS will now be able to finalize their audits of the 2009 through 2011 tax years. The IRS began its examination of the 2014 tax year during the fourth quarter of 2016.

We had been pursuing an APA between the Switzerland and United States governments for the years 2009 through 2013 covering transfer pricing matters with the possibility of a roll-forward of the results to subsequent years. During December 2017, the U.S. and Swiss Competent Authorities agreed on the terms of several of the transactions covered by the APA, including a rollforward of some of the results through 2020. The remaining terms of transactions not covered by the final bilateral agreement will be reviewed by the IRS as part of the traditional exam process for the tax years beyond 2011. These transfer pricing matters are significant to our consolidated financial statements as the disputed amounts are material, and the final outcome is uncertain. We continue to believe our positions are supportable. As a result of the bilateral agreement, a reclassification of $73.7 million was made from the long-term liability for uncertain tax positions to current taxes payable, and a $15.2 million tax benefit was recorded during the quarter.

During 2014, we filed with the IRS a request for a pre-filing agreement associated with a tax return filing position on a portion of the litigation settlement payment received in May 2014. During the first quarter of 2015, the IRS accepted our request into the pre-filing agreement program. The closing agreement for this matter was finalized during the fourth quarter of 2016. There remained a disputed issue and we were accepted into the Fast-Track Appeals process in July 2017. We met with the Fast-Track Appeals team in October 2017 and were unable to reach an agreement. We intend to revert to the regular Appeals process on this issue. We made an advance payment of tax in December 2015 to prevent the further accrual of interest on any potential deficiency.

We believe that adequate amounts of tax and related penalty and interest have been provided in income tax expense for any adjustments that may result from our uncertain tax positions. Based upon the information currently available and numerous possible outcomes, we cannot reasonably estimate what, if any, changes in our existing uncertain tax positions may occur in the next 12 months and thus have recorded the gross uncertain tax positions as a long-term liability. However, if the appeals process related to the pre-filing agreement or transfer pricing matters is finalized in the next 12 months, it is reasonably possible that these events could result in a significant change in our uncertain tax positions within the next 12 months.

We have received tax incentives in certain non-U.S. tax jurisdictions, the primary benefit of which will expire in 2024. The tax reductions as compared to the local statutory rates were $81.0 million ($0.39 per diluted share), $78.7 million ($0.32 per diluted share), and $60.4 million ($0.25 per diluted share) for the years ended December 31, 2017, 2016, and 2015, respectively.

Our Dominican Republic branch receives tax incentives, including an exemption from paying Dominican Republic income taxes, under a Free Trade Zone law. Effective November 9, 2012, the Dominican Republic enacted a law which, among other tax provisions, would apply a 10% withholding tax on dividends or branch remittances from a Free Trade Zone company to its shareholder(s). The Dominican Republic withholding tax provision was, however, contingent upon certain future events. On October 5, 2016, the Dominican Republic Ministry of Finance published a notification confirming that the 10% withholding tax on branch remittances would be due and payable by Dominican Republic Free Trade Zone companies for dividends and remittances paid on or after October 5, 2016. The impact of this withholding tax has been reflected in our income tax provision.

Liquidity and Capital Resources

Our sources of cash liquidity include cash and cash equivalents, short-term investments, amounts available under credit facilities, and cash from operations. We believe that these sources are sufficient to fund the current requirements of working capital, capital expenditures, and other financial commitments for the next twelve months from the financial statement issuance date. However, we periodically consider various financing alternatives and may, from time to time, seek to take advantage of favorable interest rate environments or other market conditions.

On December 22, 2017, Public Law 115-97, commonly referred to as the Tax Cuts and Jobs Act (the 2017 Act), was signed into law. The legislation includes extensive changes to the international tax regime. The 2017 Act requires a deemed repatriation of post-1986 undistributed foreign earnings and profits. The deemed repatriation resulted in a provisional $327.4 million tax obligation. The one-time transition tax liability will be payable in eight annual installments, as outlined in the contractual obligations table below. See Note 16 to the "Consolidated Financial Statements" for additional information about the one-time transition tax.

As of December 31, 2017, cash and cash equivalents and short-term investments held in the United States and outside the United States were $142.3 million and $1.2 billion, respectively. Prior to the 2017 Act, we asserted that the accumulated earnings of most of our foreign subsidiaries would be permanently invested. However, as a result of the 2017 Act, substantially all of the $1.2 billion of cash, cash equivalents and short-term investments held outside the United States will be available for use in the United States without incurring additional United States federal income taxes. As we evaluate the impact of U.S. tax legislation and the future cash needs of our global operations, we may revise the amount of foreign earnings considered to be permanently reinvested outside the United States.

On December 1, 2017, we acquired all the outstanding shares of Harpoon Medical, Inc. for an aggregate cash purchase price of $119.5 million. In addition, we agreed to pay up to an additional $150.0 million in pre-specified milestone-driven payments over the next 10 years. For further information, see Note 7 to the "Consolidated Financial Statements."

On November 26, 2016, we entered into an agreement and plan of merger to acquire Valtech for approximately $340.0 million, subject to certain adjustments, in stock and cash to be paid at closing, with the potential for up to $350.0 million in additional pre-specified milestone-driven payments over the next 10 years. Our acquisition of Valtech closed on January 23, 2017, and we issued an aggregate of approximately 2.8 million shares of our common stock, and paid approximately $86.2 million in cash to holders of Valtech securities. Prior to the close of the transaction, Valtech spun off its early-stage transseptal mitral valve replacement technology program. We have an option to acquire that program and its associated intellectual property for approximately $200.0 million, subject to certain adjustments, plus an additional $50.0 million if a certain European regulatory approval is obtained within 10 years of the acquisition closing date. For further information, see Note 7 to the "Consolidated Financial Statements."

On July 3, 2015, we entered into an agreement and plan of merger to acquire CardiAQ for an aggregate cash purchase price of $350.0 million, subject to certain adjustments, plus an additional $50.0 million if a certain European regulatory approval is obtained within 48 months of the acquisition closing date. For further information, see Note 7 to the "Consolidated Financial Statements."

We have a Five-Year Credit Agreement ("Credit Agreement") which provides up to an aggregate of $750.0 million in borrowings in multiple currencies. We may increase the amount available under the Credit Agreement, subject to agreement of the lenders, by up to an additional $250.0 million in the aggregate. As of December 31, 2017, borrowings of $438.4 million were outstanding under the Credit Agreement, and have been classified as long-term obligations in accordance with the terms of the Credit Agreement.

In October 2013, we issued $600.0 million of 2.875% fixed-rate unsecured senior notes due October 15, 2018. We plan to issue new notes in 2018 to partially replace the maturing senior notes. We expect that we will be able to pay the remaining principal and any accrued interest on the senior notes by one or a combination of the following: refinancing such indebtedness, using available cash resources, or using amounts available under our Credit Agreement. As of December 31, 2017, the total carrying value of our unsecured senior notes was $598.0 million, which has been classified as short-term debt. For further information on our debt, see Note 9 to the "Consolidated Financial Statements."

We periodically repurchase shares of our common stock under share repurchase programs authorized by the Board of Directors. We consider several factors in determining when to execute share repurchases, including, among other things, expected dilution from stock plans, cash capacity, and the market price of our common stock. During 2017, under the Board authorized repurchase programs, we repurchased a total of 7.6 million shares at an aggregate cost of $752.1 million, including amounts purchased under accelerated share repurchase agreements. As of December 31, 2017, we had remaining authority to purchase $1.3 billion of our common stock. For further information, see Note 13 to the "Consolidated Financial Statements."
Consolidated Cash Flows - For the twelve months ended December 31, 2017, 2016, and 2015
Net cash flows provided by operating activities of $1.0 billion for 2017 increased $296.3 million from 2016 due primarily to improved operating performance and receipt of a litigation payment, partially offset by higher working capital needs associated with growth in the business and the timing of tax payments.

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

Net cash used in investing activities of $647.2 million in 2017 consisted primarily of net purchases of investments of $235.7 million, capital expenditures of $168.1 million, a $100.0 million net cash payment associated with the acquisition of Harpoon Medical, Inc., and an $81.9 million net cash payment associated with the acquisition of Valtech.

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

Net cash used in financing activities of $473.2 million in 2017 consisted primarily of purchases of treasury stock of $763.3 million, partially offset by (1) net proceeds from the issuance of debt of $176.3 million and (2) proceeds from stock plans of $113.8 million.

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

A summary of all of our contractual obligations and commercial commitments as of December 31, 2017 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Debt	$1,038.4	$600.0	$438.4	$—	$—
Operating leases	72.3	24.0	26.6	8.2	13.5
Interest on debt	15.8	15.4	0.4	—	—
Transition tax on unremitted foreign earnings and profits (a)	327.1	33.9	51.0	51.0	191.2
Pension obligations (b)	5.1	5.1	—	—	—
Capital commitment obligations (c)	0.6	0.3	0.3	—	—
Purchase and other commitments	37.1	22.2	14.9	—	—
Total contractual cash obligations (d), (e)	$1,496.4	$700.9	$531.6	$59.2	$204.7
_______________________________________________________________________________

(a)
As of December 31, 2017, we had recorded $327.1 million of income tax liabilities related to the one-time transition tax that resulted from the enactment of the the 2017 Act, which will be payable in eight annual installments. The first installment is classified as a current income tax payable on our consolidated balance sheet. The remaining installment amounts will be equal to 8% of the total liability, payable in fiscal years 2019 through 2023, 15% in fiscal year 2024, 20% in fiscal year 2025, and 25% in fiscal year 2026. See Note 16 to the "Consolidated Financial Statements" for additional information about the one-time transition tax.

(b)
The amount included in "Less Than 1 Year" reflects anticipated contributions to our various pension plans. Anticipated contributions beyond one year are not determinable. The total accrued benefit liability for our pension plans recognized as of December 31, 2017 was $43.7 million. This amount is impacted by, among other items, pension expense funding levels, changes in plan demographics and assumptions, and investment returns on plan assets. Therefore, we are unable to make a reasonably reliable estimate of the amount and period in which the liability might be paid, and did not include this amount in the contractual obligations table. See Note 12 to the "Consolidated Financial Statements" for further information.

(c)
Capital commitment obligations consist primarily of cash that we are obligated to pay to our limited partnership and limited liability corporation investees. These investees make equity investments in various development stage biopharmaceutical and medical device companies, and it is not certain if and/or when these payments will be made.

(d)
As of December 31, 2017, the gross liability for uncertain tax positions, including interest, was $235.9 million. We had been pursuing an APA between the Switzerland and United States governments for the years 2009 through 2013, with the possibility of a roll-forward of the results to subsequent years. During December 2017, U.S. and Swiss Competent Authorities agreed on the terms of several of the transactions covered by the APA, including a roll-forward of some of the results through 2020. The remaining terms of transactions not covered by the final bilateral agreement will be reviewed by the IRS as part of the traditional exam process for the tax years beyond 2011. These transfer pricing matters are significant to our consolidated financial statements, and the final outcome of the negotiations is uncertain. Management believes that adequate amounts of tax and related penalty and interest have been provided in income tax expense for any adjustments that may result for our uncertain tax positions. We are unable to make a reasonably reliable estimate of the amount and period in which the liability might be paid, and did not include this amount in the contractual obligations table.

(e)
We acquire assets still in development, enter into research and development arrangements, acquire businesses, and sponsor certain clinical trials that often require milestone, royalty, or other future payments to third-parties, contingent upon the occurrence of certain future events. In situations where we have no ability to influence the achievement of the milestone or otherwise avoid the payment, we have included those payments in the table above. However, we have excluded from the table contingent milestone payments and other contingent liabilities for which we cannot reasonably predict future payments or for which we can avoid making payment by unilaterally deciding to stop development of a product or cease progress of a clinical trial. We estimate that these contingent payments could be up to approximately $680.0 million if all milestones or other contingent obligations were met. This amount includes certain milestone-based contingent obligations that may be paid through a combination of cash and issuance of common stock.

Critical Accounting Policies and Estimates

Our results of operations and financial position are determined based upon the application of our accounting policies, as discussed in the notes to the "Consolidated Financial Statements." Certain of our accounting policies represent a selection among acceptable alternatives under GAAP. In evaluating our transactions, management assesses all relevant GAAP and chooses the accounting policy that most accurately reflects the nature of the transactions.

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

Due to the complexity of the new provisions of Public Law 115-97, commonly referred to as the Tax Cuts and Jobs Act ("the 2017 Act"), we are still evaluating whether we will recognize the U.S. tax effects of global intangible low-taxed income ("GILTI") as a component of income tax expense in the period the tax arises (the "period cost method") or account for GILTI in the measurement of deferred taxes (the "deferred method"). We have not yet elected a method and will only do so after our completion of the analysis of the GILTI provisions.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. Our investment strategy is focused on preserving capital and supporting our liquidity requirements, while earning a reasonable market return. We invest in a variety of fixed-rate debt securities, primarily time deposits, commercial paper, U.S. and foreign government and agency securities, asset-backed securities, corporate debt securities, and municipal debt securities. The market value of our investments may decline if current market interest rates rise. As of December 31, 2017, we had $1.1 billion of investments in fixed-rate debt securities which had an average remaining term to maturity of approximately 0.9 years. Taking into consideration the average maturity of our fixed-rate debt securities, a hypothetical 0.5% to 1.0% absolute increase in interest rates at December 31, 2017 would have resulted in a $4.9 million to $9.7 million decrease in the fair value of these investments. Such a decrease would only result in a realized loss if we choose or are forced to sell the investments before the scheduled maturity, which we currently do not anticipate.

We are also exposed to interest rate risk on our debt obligations. As of December 31, 2017, we had $600.0 million of Notes outstanding that carry a fixed rate, and also had available a $750.0 million Credit Agreement that carries a variable interest rate based on the London interbank offered rate ("LIBOR"). As of December 31, 2017, borrowings of $438.4 million were outstanding under the Credit Agreement. To diversify our interest rate risk, we entered into interest rate swaps with an aggregate notional amount of $300.0 million. The critical terms of the swaps matched the critical terms of $300.0 million of the aggregate principal amount of the Notes, effectively converting that portion of the fixed-rate issue to a floating variable rate based on a 6-month LIBOR benchmark. In December 2017, the interest rate swap was settled. Based on our December 31, 2017 variable debt levels, a hypothetical 1.0% absolute increase in our floating market interest rates would increase our interest expense by approximately $4.4 million, most of which would be offset by increased returns on our short-term investments. The impact on net interest would be immaterial to our financial condition and results of operations. As of December 31, 2017, a hypothetical 1.0% absolute increase in market interest rates would decrease the fair value of the fixed-rate debt by approximately $4.6 million. This hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt.

For more information related to outstanding debt obligations, see Note 9 to the "Consolidated Financial Statements."

Currency Risk

We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances and results of our non-United States subsidiaries into United States dollars, currency gains and losses related to intercompany and third-party transactions denominated in currencies other than a location's functional currency, and currency gains and losses associated with intercompany loans. Our principal currency exposures relate to the Euro and the Japanese yen. Our objective is to minimize the volatility of our exposure to these risks through a combination of normal operating and financing activities and the use of derivative financial instruments in the form of foreign currency forward exchange contracts and foreign currency options contracts. The total notional amount of our derivative financial instruments entered into for foreign currency management purposes at December 31, 2017 was $979.8 million. A hypothetical 10% increase/decrease in the value of the United States dollar against all hedged currencies would increase/decrease the fair value of these derivative contracts by $66.1 million. Any gains or losses on the fair value of derivative contracts would generally be offset by gains and losses on the underlying transactions, so the net impact would not be significant to our financial condition or results of operations.

For more information related to outstanding foreign exchange contracts, see Note 2 and Note 11 to the "Consolidated Financial Statements."

Credit Risk

Derivative financial instruments involve credit risk in the event the financial institution counterparty should default. It is our policy to execute such instruments with major financial institutions that we believe to be creditworthy. At December 31, 2017, all derivative financial instruments were with bank counterparties assigned investment grade ratings by national rating agencies. We further diversify our derivative financial instruments among counterparties to minimize exposure to any one of these entities. We have not experienced a counterparty default and do not anticipate any non-performance by our current derivative counterparties.

Concentrations of Risk

We invest excess cash in a variety of fixed-rate debt securities, and diversify the investments between financial institutions. Our investment policy limits the amount of credit exposure to any one issuer.

In the normal course of business, we provide credit to customers in the health care industry, perform credit evaluations of these customers, and maintain allowances for potential credit losses, which have historically been adequate compared to actual losses. In 2017, we had no customers that represented 10% or more of our total net sales or accounts receivable, net.

Investment Risk

We are exposed to investment risks related to changes in the underlying financial condition and credit capacity of certain of our investments. As of December 31, 2017, we had $1.1 billion of investments in fixed-rate debt securities of various companies, of which $552.2 million were long-term. In addition, we had $14.8 million of investments in equity instruments of public and private companies. Should these companies experience a decline in financial condition or credit capacity, or fail to meet certain development milestones, a decline in the investments' values may occur, resulting in unrealized or realized losses.

Item 8.    Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Edwards Lifesciences Corporation:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Edwards Lifesciences Corporation and its subsidiaries as of December 31, 2017 and December 31, 2016, and the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
Irvine, California
February 16, 2018

We have served as the Company’s auditor since 1999.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except par value)

	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$818.3	$930.1
Short-term investments (Note 6)	519.2	341.0
Accounts receivable, net (Note 5)	421.6	365.5
Other receivables	40.6	49.1
Inventories (Note 5)	554.9	396.6
Prepaid expenses	60.6	45.9
Other current assets	116.9	111.8
Total current assets	2,532.1	2,240.0
Long-term investments (Note 6)	567.0	532.1
Property, plant, and equipment, net (Note 5)	679.7	580.0
Goodwill (Note 8)	1,126.5	626.1
Other intangible assets, net (Note 8)	468.0	204.8
Deferred income taxes	213.6	203.8
Other assets	108.9	123.2
Total assets	$5,695.8	$4,510.0
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$116.6	$97.1
Accrued and other liabilities (Note 5)	636.6	435.4
Short-term debt (Note 9)	598.0	—
Contingent consideration liabilities (Notes 7 and 10)	51.7	—
Total current liabilities	1,402.9	532.5
Long-term debt (Note 9)	438.4	822.3
Contingent consideration liabilities (Notes 7 and 10)	192.6	31.6
Taxes payable (Note 16)	394.0	159.5
Uncertain tax positions (Note 16)	164.6	229.8
Other long-term liabilities	147.1	115.3
Commitments and contingencies (Notes 9 and 17)
Stockholders' equity (Note 13)
Preferred stock, $.01 par value, authorized 50.0 shares, no shares outstanding	—	—
Common stock, $1.00 par value, 350.0 shares authorized, 212.0 and 242.6 shares issued, and 209.7 and 211.6 shares outstanding, respectively	212.0	242.6
Additional paid-in capital	1,166.9	1,167.8
Retained earnings	1,962.1	3,906.3
Accumulated other comprehensive loss	(132.7)	(198.4)
Treasury stock, at cost, 2.3 and 31.0 shares, respectively	(252.1)	(2,499.3)
Total stockholders' equity	2,956.2	2,619.0
Total liabilities and stockholders' equity	$5,695.8	$4,510.0

The accompanying notes are an integral part of these consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share information)

	Years Ended December 31,
	2017	2016	2015
Net sales	$3,435.3	$2,963.7	$2,493.7
Cost of sales	875.3	797.4	617.2
Gross profit	2,560.0	2,166.3	1,876.5
Selling, general, and administrative expenses	984.7	904.7	850.7
Research and development expenses	552.6	442.2	382.9
Intellectual property litigation (income) expenses, net (Note 3)	(73.3)	32.6	7.0
Change in fair value of contingent consideration liabilities	(9.9)	1.1	0.2
Special charges, net (Note 4)	59.9	34.5	—
Interest expense	23.2	19.2	17.2
Interest income	(20.3)	(10.8)	(7.9)
Other expense, net (Note 15)	8.2	4.9	4.0
Income before provision for income taxes	1,034.9	737.9	622.4
Provision for income taxes (Note 16)	451.3	168.4	127.5
Net income	$583.6	$569.5	$494.9
Share information (Note 2):
Earnings per share:
Basic	$2.77	$2.67	$2.30
Diluted	$2.70	$2.61	$2.25
Weighted-average number of common shares outstanding:
Basic	210.9	213.0	215.5
Diluted	215.9	217.8	220.3

   The accompanying notes are an integral part of these consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Years Ended December 31,
	2017	2016	2015
Net income	$583.6	$569.5	$494.9
Other comprehensive income (loss), net of tax (Note 14):
Foreign currency translation adjustments	97.5	(16.1)	(65.1)
Unrealized (loss) gain on cash flow hedges	(30.6)	4.9	(20.5)
Defined benefit pension plans—net actuarial gain (loss) and other	3.5	(6.2)	5.4
Unrealized (loss) gain on available-for-sale investments	(7.8)	0.5	(2.6)
Reclassification of net realized investment loss to earnings	3.1	1.1	1.1
Other comprehensive income (loss), net of tax	65.7	(15.8)	(81.7)
Comprehensive income	$649.3	$553.7	$413.2

The accompanying notes are an integral part of these consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net income	$583.6	$569.5	$494.9
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	81.9	71.2	65.8
Stock-based compensation (Notes 2 and 13)	61.6	56.9	49.9
Excess tax benefit from stock plans (Notes 2 and 13)	—	(64.3)	(41.3)
Impairment charges (Note 4)	31.0	—	—
Change in fair value of contingent consideration liabilities, net (Note 10)	(9.9)	1.1	0.2
Deferred income taxes	17.8	(37.4)	(95.0)
Purchased in-process research and development	6.7	34.5	—
Other	(6.2)	7.9	11.0
Changes in operating assets and liabilities:
Accounts and other receivables, net	(3.9)	(56.7)	(38.3)
Inventories	(124.0)	(65.6)	(67.7)
Accounts payable and accrued liabilities	85.2	74.0	29.4
Income taxes	278.4	105.1	134.5
Prepaid expenses and other current assets	(9.9)	(12.6)	(0.2)
Other	8.4	20.8	6.5
Net cash provided by operating activities	1,000.7	704.4	549.7
Cash flows from investing activities
Capital expenditures	(168.1)	(176.1)	(102.7)
Deposit of cash in escrow	(25.0)	—	—
Purchases of held-to-maturity investments (Note 6)	(804.9)	(594.7)	(928.5)
Proceeds from held-to-maturity investments (Note 6)	654.7	852.5	1,260.1
Purchases of available-for-sale investments (Note 6)	(529.8)	(470.4)	(380.3)
Proceeds from available-for-sale investments (Note 6)	448.7	232.6	179.6
Investments in unconsolidated affiliates (Note 6)	—	(7.6)	(5.1)
Proceeds from unconsolidated affiliates (Note 6)	8.3	1.9	3.0
Investments in trading securities, net	(12.7)	(9.8)	(9.2)
Acquisitions (Notes 7 and 8)	(192.9)	—	(331.6)
Issuances of notes receivable	(18.9)	—	—
Investments in intangible assets and in-process research and development	(7.4)	(41.3)	(3.8)
Other	0.8	1.2	2.4
Net cash used in investing activities	(647.2)	(211.7)	(316.1)
Cash flows from financing activities
Proceeds from issuance of debt	994.7	253.5	31.4
Payments on debt and capital lease obligations	(818.4)	(31.4)	(29.5)
Purchases of treasury stock	(763.3)	(662.3)	(280.1)
Proceeds from stock plans	113.8	103.3	87.2
Excess tax benefit from stock plans (Notes 2 and 13)	—	64.3	41.3
Other	—	4.1	(8.9)
Net cash used in financing activities	(473.2)	(268.5)	(158.6)
Effect of currency exchange rate changes on cash and cash equivalents	7.9	(12.5)	(10.4)
Net (decrease) increase in cash and cash equivalents	(111.8)	211.7	64.6
Cash and cash equivalents at beginning of year	930.1	718.4	653.8
Cash and cash equivalents at end of year	$818.3	$930.1	$718.4
Supplemental disclosures:
Cash paid during the year for:
Interest	$19.9	$16.1	$14.1
Income taxes	$143.7	$99.9	$86.9
Non-cash investing and financing transactions:
Fair value of shares issued in connection with business combinations (Note 7)	$266.5	$—	$—
Capital expenditures accruals	$21.6	$22.7	$15.1
Retirement of treasury stock (Note 13)	$2,746.2	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in millions)

	Common Stock		Treasury Stock
	Shares	Par Value	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
BALANCE AT DECEMBER 31, 2014	128.9	$128.9	21.1	$(1,556.9)	$878.4	$2,841.9	$(100.9)	$2,191.4
Net income						494.9		494.9
Other comprehensive loss, net of tax							(81.7)	(81.7)
Common stock issued under equity plans, including tax benefits	2.0	2.0			126.7			128.7
Stock-based compensation expense					49.9			49.9
Purchases of treasury stock			2.6	(280.1)				(280.1)
Stock issued to effect stock split	108.2	108.2			(108.2)			—
BALANCE AT DECEMBER 31, 2015	239.1	239.1	23.7	(1,837.0)	946.8	3,336.8	(182.6)	2,503.1
Net income						569.5		569.5
Other comprehensive loss, net of tax							(15.8)	(15.8)
Common stock issued under equity plans, including tax benefits	3.5	3.5			164.1			167.6
Stock-based compensation expense					56.9			56.9
Purchases of treasury stock			7.3	(662.3)				(662.3)
BALANCE AT DECEMBER 31, 2016	242.6	242.6	31.0	(2,499.3)	1,167.8	3,906.3	(198.4)	2,619.0
Impact to retained earnings from adoption of ASU 2016-09						9.3		9.3
BALANCE AT JANUARY 1, 2017	242.6	242.6	31.0	(2,499.3)	1,167.8	3,915.6	(198.4)	2,628.3
Net income						583.6		583.6
Other comprehensive income, net of tax							65.7	65.7
Common stock issued under equity plans, including tax benefits	3.0	3.0			110.8			113.8
Stock-based compensation expense					61.6			61.6
Shares issued to acquire business			(2.8)	264.3	2.2			266.5
Purchases of treasury stock			7.7	(763.3)				(763.3)
Retirement of treasury stock	(33.6)	(33.6)	(33.6)	2,746.2	(175.5)	(2,537.1)		—
BALANCE AT DECEMBER 31, 2017	212.0	$212.0	2.3	$(252.1)	$1,166.9	$1,962.1	$(132.7)	$2,956.2

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

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned. Revenue is considered realized or realizable and earned upon delivery of the product, provided that an agreement of sale exists, the sales price is fixed or determinable, and collection is reasonably assured. In the case of certain products where the Company maintains consigned inventory at customer locations, revenue is recognized at the time the customer uses the inventory.

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

Shipping and Handling Costs

Shipping costs, which are costs incurred to physically move product from the Company's premises or third party distribution centers, including storage, to the customer's premises, are included in "Selling, General, and Administrative Expenses." Handling costs, which are costs incurred to store at the Company's premises, move, and prepare products for shipment, are included in "Cost of Sales." For the years ended December 31, 2017, 2016, and 2015, shipping costs of $72.6 million, $64.1 million, and $58.8 million, respectively, were included in "Selling, General, and Administrative Expenses."

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

Allowance for Doubtful Accounts

The Company records allowances for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions. When evaluating its allowances for doubtful accounts related to receivables from customers in certain European countries that have historically paid beyond the stated terms, the Company's analysis considers a number of factors including evidence of the customer's ability to comply with credit terms, economic conditions, and procedures implemented by the Company to collect the historical receivables. Additional allowances for doubtful accounts may be required if there is deterioration in past due balances, if economic conditions are less favorable than the Company has anticipated, or for customer-specific circumstances, such as financial difficulty. The allowance for doubtful accounts related to both short-term and long-term receivables was $13.7 million and $12.8 million at December 31, 2017 and 2016, respectively.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market value. Market value for raw materials is based on replacement costs, and for other inventory classifications is based on net realizable value.

A write-down for excess or slow moving inventory is recorded for inventory which is obsolete, nearing its expiration date (generally triggered at six months prior to expiration), is damaged, or slow moving (generally defined as quantities in excess of a two-year supply). The allowance for excess and slow moving inventory was $27.6 million and $29.1 million at December 31, 2017 and 2016, respectively.

The Company allocates to inventory general and administrative costs that are related to the production process. These costs include insurance, manufacturing accounting personnel, human resources personnel, and information technology. During the years ended December 31, 2017, 2016, and 2015, the Company allocated $39.3 million, $37.2 million, and $30.6 million, respectively, of general and administrative costs to inventory. General and administrative costs included in inventory at December 31, 2017 and 2016 were $16.0 million and $13.0 million, respectively.

At December 31, 2017 and 2016, $88.4 million and $64.2 million, respectively, of the Company's finished goods inventories were held on consignment.

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

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Depreciation expense for property, plant, and equipment was $74.1 million, $63.6 million, and $58.7 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Impairment of Goodwill and Long-lived Assets

Goodwill is reviewed for impairment annually in the fourth quarter of each fiscal year or whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. The Company identifies its reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including existing goodwill, to those reporting units. The fair value of the reporting unit is estimated based on the Company's market capitalization and a market revenue multiple. If the carrying value of the reporting unit exceeds its estimated fair value, then the Company measures the amount of the impairment loss by comparing the implied fair value of goodwill to its carrying value. In 2017, 2016, and 2015, the Company did not record any impairment loss as the fair value of each reporting unit significantly exceeded its respective carrying value.

Indefinite-lived intangible assets relate to in-process research and development ("IPR&D") acquired in business combinations. The estimated fair values of IPR&D projects acquired in a business combination which have not reached technological feasibility are capitalized and accounted for as indefinite-lived intangible assets subject to impairment testing until completion or abandonment of the projects. Upon successful completion of the project, the capitalized amount is amortized over its estimated useful life. If the project is abandoned, all remaining capitalized amounts are written off immediately. Indefinite-lived intangible assets are reviewed for impairment annually, or whenever an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment loss is recognized when the asset's carrying value exceeds its fair value. IPR&D projects acquired in an asset acquisition are expensed unless the project has an alternative future use. In 2017, 2016, and 2015, the Company did not record any impairment loss related to its IPR&D assets.

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

Due to the complexity of the new provisions of Public Law 115-97, commonly referred to as the Tax Cuts and Jobs Act, the Company is still evaluating whether it will recognize the U.S. tax effects of global intangible low-taxed income ("GILTI") as a component of income tax expense in the period the tax arises (the "period cost method") or account for GILTI in the measurement of deferred taxes (the "deferred method"). The Company has not yet elected a method and will only do so after its completion of the analysis of the GILTI provisions.

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

The table below presents the computation of basic and diluted earnings per share (in millions, except for per share information):

	Years Ended December 31,
	2017	2016	2015
Basic:
Net income	$583.6	$569.5	$494.9
Weighted-average shares outstanding	210.9	213.0	215.5
Basic earnings per share	$2.77	$2.67	$2.30
Diluted:
Net income	$583.6	$569.5	$494.9
Weighted-average shares outstanding	210.9	213.0	215.5
Dilutive effect of stock plans	5.0	4.8	4.8
Dilutive weighted-average shares outstanding	215.9	217.8	220.3
Diluted earnings per share	$2.70	$2.61	$2.25

Stock options, restricted stock units, and market-based restricted stock units to purchase approximately 1.9 million, 0.9 million, and 1.4 million shares for the years ended December 31, 2017, 2016, and 2015, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

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

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Total stock-based compensation expense was as follows (in millions):

	Years Ended December 31,
	2017	2016	2015
Cost of sales	$9.2	$8.4	$6.8
Selling, general, and administrative expenses	40.7	38.0	34.3
Research and development expenses	11.7	10.5	8.8
Total stock-based compensation expense	$61.6	$56.9	$49.9

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

The Company uses foreign currency forward exchange contracts to manage foreign currency risks. These contracts are denominated in currencies of major industrial countries, principally the Euro and the Japanese yen. The Company uses foreign currency forward exchange contracts to offset the changes due to currency rate movements in the amount of future cash flows associated with intercompany transactions and certain local currency expenses expected to occur within the next 13 months. These foreign currency forward exchange contracts are designated as cash flow hedges. The Company also uses foreign currency forward exchange contracts and foreign currency denominated debt to offset changes in the value of its net investment in certain foreign subsidiaries resulting from changes in foreign currency exchange rates. These foreign currency forward exchange contracts are designated as net investment hedges. Certain of the Company's locations have assets and liabilities denominated in currencies other than their functional currencies resulting principally from intercompany and local currency transactions. The Company uses foreign currency forward exchange contracts that are not designated as hedging instruments to offset the transaction gains and losses associated with certain of these assets and liabilities.

All derivative financial instruments are recognized at fair value in the consolidated balance sheets. For each derivative instrument that is designated and effective as a fair value hedge, the gain or loss on the derivative is recognized immediately to earnings, and offsets the loss or gain on the underlying hedged item. The gain or loss on fair value hedges is classified in net interest expense, as they hedge the interest rate risk associated with the Company's fixed-rate debt. The Company reports in "Accumulated Other Comprehensive Loss" the effective portion of the gain or loss on derivative financial instruments that are designated, and that qualify, as cash flow hedges. The Company reclassifies these gains and losses into earnings in the same period in which the underlying hedged transactions affect earnings. The effective portions of net investment hedges are reported

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

in "Accumulated Other Comprehensive Loss" as a part of the cumulative translation adjustment, and would be reclassified into earnings if the underlying net investment is sold or substantially liquidated. The ineffective portions of cash flow hedges and net investment hedges, if applicable, are recorded in current period earnings. During 2017, 2016, and 2015, the Company did not record any gains or losses due to hedge ineffectiveness. The gains and losses on derivative financial instruments for which the Company does not elect hedge accounting treatment are recognized in the consolidated statements of operations in each period based upon the change in the fair value of the derivative financial instrument. Cash flows from net investment hedges are reported as investing activities in the consolidated statements of cash flows, and cash flows from all other derivative financial instruments are reported as operating activities.

Recently Adopted Accounting Standards

In March 2016, the Financial Accounting Standards Board ("FASB") issued an amendment to the guidance on stock compensation. The amendment simplified several aspects of the accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance was effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted this standard effective January 1, 2017. The impact of the standard was as follows:

•
the Company recorded excess tax benefits of $53.4 million as a reduction to the provision for income taxes for the year ended December 31, 2017. Previously, this amount would have been recorded to additional paid-in capital;

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

In January 2017, the FASB issued an amendment to the guidance on intangible assets. The amendment simplified how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. Instead, under this amendment, an entity performs its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The guidance was effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption was permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this guidance did not impact the Company's consolidated financial statements.

New Accounting Standards Not Yet Adopted

In February 2018, the FASB issued an amendment to the guidance on comprehensive income. The amendment permits a company to reclassify the income tax effects of the Tax Cuts and Jobs Act ("the 2017 Act") on items within accumulated other comprehensive income to retained earnings. The amendment also requires certain new disclosures about these stranded tax

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

effects. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted for reporting periods for which financial statements have not yet been issued. The new guidance can be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the 2017 Act is recognized. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

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

In October 2016, the FASB issued an amendment to the guidance on income taxes. The amendment eliminates the deferral of the tax effects of intra-entity asset transfers other than inventory. As a result, the income tax consequences from the intra-entity transfer of an asset other than inventory and associated changes to deferred taxes will be recognized when the transfer occurs. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The Company will adopt this new standard using the modified retrospective method. Based on currently enacted tax rates, upon adoption, the Company anticipates that $49.1 million will be reclassified from long-term taxes payable to deferred tax liabilities.

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

In February 2016, the FASB issued an amendment to the guidance on leases. The amendment improves transparency and comparability among companies by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements, but currently believes the adoption of this guidance will have a material impact to its

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

consolidated balance sheet due to the recognition of new right-of-use assets and lease liabilities, particularly related to its real estate leases. The Company is unable to quantify the impact at this time as the ultimate impact of adopting this new guidance will depend on the total amount of our lease commitments as of the adoption date.

In May 2014, the FASB issued an update to the accounting guidance on revenue recognition. The new guidance provides a comprehensive, principles-based approach to revenue recognition, and supersedes most previous revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires improved disclosures on the nature, amount, timing, and uncertainty of revenue that is recognized. In August 2015, the FASB issued an update to the guidance to defer the effective date by one year, such that the new standard will be effective for annual reporting periods beginning after December 15, 2017 and interim periods therein. The new guidance can be applied retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of the change recognized at the date of the initial application. The Company will apply the new guidance effective January 1, 2018 using the modified retrospective method to contracts that are not completed as of January 1, 2018. In the fourth quarter of 2017, the Company completed its assessment of the new guidance and the adoption of this guidance, including the cumulative effect of any adjustment to the opening balance of retained earnings, will not have a material impact to its consolidated financial statements.

3.    INTELLECTUAL PROPERTY LITIGATION (INCOME) EXPENSES, NET

In November 2017, the Company recorded a $112.5 million litigation gain related to the theft of trade secrets. The Company incurred external legal costs related to intellectual property litigation of $39.2 million, $32.6 million and $7.0 million during 2017, 2016 and 2015, respectively.

4. SPECIAL CHARGES

Charitable Foundation Contribution

In December 2017, the Company contributed $25.0 million to the Edwards Lifesciences Foundation, a related-party not-for-profit organization whose mission is to support health- and community-focused charitable organizations. The contribution was irrevocable and was recorded as an expense at the time of payment.

Gain on Step Acquisition

In December 2017, the Company acquired Harpoon Medical, Inc. As a result of the acquisition, the Company remeasured at fair value its previously held ownership in Harpoon Medical, Inc. and recognized a gain of $6.5 million. See Note 7 for further information.

Realignment Expenses

In September 2017, the Company recorded a $10.2 million charge related primarily to severance expenses (impacting 232 employees) and other costs associated with the planned closure of its manufacturing plant in Switzerland. As of December 31, 2017, the Company's remaining severance obligations of $9.6 million are expected to be substantially paid by September 30, 2018.

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

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Components of selected captions in the consolidated balance sheets are as follows:

	As of December 31,
	2017	2016
	(in millions)
Accounts receivable, net
Trade accounts receivable	$430.1	$374.5
Allowance for doubtful accounts	(8.5)	(9.0)
	$421.6	$365.5
Inventories
Raw materials	$101.4	$60.6
Work in process	121.1	102.4
Finished products	332.4	233.6
	$554.9	$396.6
Property, plant, and equipment, net
Land	$39.1	$30.1
Buildings and leasehold improvements	436.8	367.2
Machinery and equipment	393.4	346.5
Equipment with customers	41.0	37.4
Software	93.4	100.6
Construction in progress	88.2	79.6
	1,091.9	961.4
Accumulated depreciation	(412.2)	(381.4)
	$679.7	$580.0
Accrued and other liabilities
Employee compensation and withholdings	$249.4	$216.1
Taxes payable	97.8	5.9
Accrued rebates	53.9	36.1
Property, payroll, and other taxes	41.9	35.3
Research and development accruals	39.2	40.0
Fair value of derivatives	24.8	3.3
Litigation and insurance reserves (Note 17)	15.0	14.6
Accrued marketing expenses	14.9	12.6
Accrued professional services	8.5	4.0
Accrued realignment reserves	8.2	0.1
Accrued relocation costs	8.7	7.0
Other accrued liabilities	74.3	60.4
	$636.6	$435.4

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INVESTMENTS

Debt Securities

Investments in debt securities at the end of each period were as follows (in millions):

	December 31, 2017				December 31, 2016
Held-to-maturity	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Bank time deposits	$382.9	$—	$—	$382.9	$217.0	$—	$—	$217.0
Commercial paper	1.4	—	—	1.4	—	—	—	—
U.S. government and agency securities	3.9	—	—	3.9	16.1	—	(0.1)	16.0
Asset-backed securities	—	—	—	—	0.3	—	—	0.3
Corporate debt securities	—	—	—	—	3.0	—	—	3.0
Municipal securities	—	—	—	—	1.9	—	—	1.9
	$388.2	$—	$—	$388.2	$238.3	$—	$(0.1)	$238.2

Available-for-sale
Bank time deposits	$0.5	$—	$—	$0.5	$—	$—	$—	$—
Commercial paper	40.3	—	—	40.3	35.4	—	—	35.4
U.S. government and agency securities	69.4	—	(0.7)	68.7	143.4	—	(0.7)	142.7
Foreign government bonds	3.0	—	—	3.0	—	—	—	—
Asset-backed securities	121.2	—	(0.4)	120.8	86.0	—	(0.2)	85.8
Corporate debt securities	446.5	0.8	(1.8)	445.5	333.6	0.4	(1.5)	332.5
Municipal securities	4.4	—	—	4.4	4.6	—	(0.1)	4.5
	$685.3	$0.8	$(2.9)	$683.2	$603.0	$0.4	$(2.5)	$600.9

The cost and fair value of investments in debt securities, by contractual maturity, as of December 31, 2017 were as follows:

	Held-to-Maturity		Available-for-Sale
	Cost	Fair Value	Cost	Fair Value
	(in millions)
Due in 1 year or less	$384.4	$384.4	$134.8	$134.8
Due after 1 year through 5 years	—	—	436.1	434.4
Instruments not due at a single maturity date	3.8	3.8	114.4	114.0
	$388.2	$388.2	$685.3	$683.2

Actual maturities may differ from the contractual maturities due to call or prepayment rights.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. INVESTMENTS (Continued)

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2017 and 2016, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	As of December 31, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$2.4	$—	$—	$—	$2.4	$—
U.S. government and agency securities	31.5	(0.2)	37.1	(0.5)	68.6	(0.7)
Foreign government bonds	3.0	—	—	—	3.0	—
Asset-backed securities	90.8	(0.3)	23.2	(0.1)	114.0	(0.4)
Corporate debt securities	253.3	(1.2)	59.2	(0.6)	312.5	(1.8)
Municipal securities	4.3	—	—	—	4.3	—
	$385.3	$(1.7)	$119.5	$(1.2)	$504.8	$(2.9)

	As of December 31, 2016
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$127.5	$(0.7)	$—	$—	$127.5	$(0.7)
Foreign government bonds	—	—	—	—	—	—
Asset-backed securities	50.1	(0.2)	1.2	—	51.3	(0.2)
Corporate debt securities	204.5	(1.5)	11.9	—	216.4	(1.5)
Municipal securities	4.5	(0.1)	—	—	4.5	(0.1)
	$386.6	$(2.5)	$13.1	$—	$399.7	$(2.5)

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. INVESTMENTS (Continued)

Investments in Unconsolidated Affiliates

The Company has a number of equity investments in privately and publicly held companies. Investments in these unconsolidated affiliates are recorded in "Long-term Investments" on the consolidated balance sheets, and are as follows:

	December 31,
	2017	2016
	(in millions)
Available-for-sale investments
Cost	$—	$—
Unrealized gains	—	0.1
Fair value of available-for-sale investments	—	0.1
Equity method investments
Cost	9.2	9.5
Equity in losses	(5.1)	(3.9)
Carrying value of equity method investments	4.1	5.6
Cost method investments
Carrying value of cost method investments	10.7	28.2
Total investments in unconsolidated affiliates	$14.8	$33.9

See Note 4 for information regarding the Company's impairment of one of its cost method investments. In addition, the Company exercised its option to acquire Harpoon Medical, Inc., one of its cost method investees. See Note 7 for further information.

During 2017, 2016, and 2015, the gross realized gains or losses from sales of available-for-sale investments were not material.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.    ACQUISITIONS

Harpoon Medical, Inc.

On December 1, 2017, the Company acquired all the outstanding shares of Harpoon Medical, Inc. for an aggregate cash purchase price of $119.5 million, which includes $16.0 million paid previously for a cost method investment and an exclusive option to acquire Harpoon Medical, Inc., and is net of $8.0 million received from the sale of the Company's previous ownership interest. The Company remeasured its previously held ownership in Harpoon Medical, Inc., which had a carrying value at the date of acquisition of $1.5 million and represented approximately 6% of the fully-diluted outstanding shares of Harpoon Medical, Inc., and recognized a gain of $6.5 million in "Special Charges, net." In addition, the Company agreed to pay up to an additional $150.0 million in pre-specified milestone-driven payments over the next 10 years. The Company recognized in "Contingent Consideration Liabilities" a $59.7 million liability for the estimated fair value of the contingent milestone payments. The fair value of the contingent milestone payments will be remeasured each quarter, with changes in the fair value recognized within operating expenses on the consolidated statements of operations. For further information on the fair value of the contingent milestone payments, see Note 10.

In connection with the acquisition, the Company placed $10.0 million of the purchase price into escrow to satisfy any claims for indemnification made in accordance with the merger agreement. Any funds remaining 12 months after the acquisition date will be disbursed to Harpoon Medical, Inc.'s former shareholders. Acquisition-related costs of $0.4 million were recorded in “Selling, General, and Administrative Expenses” during the year ended December 31, 2017.

Harpoon Medical, Inc. is a medical technology company pioneering beating-heart repair for degenerative mitral regurgitation. The Company plans to add this technology to its portfolio of mitral and tricuspid repair products. The acquisition was accounted for as a business combination. Tangible and intangible assets acquired were recorded based on their estimated fair values at the acquisition date. The excess of the purchase price over the fair value of net assets acquired was recorded to goodwill. The following table summarizes the fair values of the assets acquired and liabilities assumed (in millions):

Current assets	$3.6
Property and equipment, net	0.3
Goodwill	142.1
IPR&D	53.1
Other assets	0.1
Current liabilities assumed	(0.8)
Deferred income taxes	(12.7)
Total purchase price	185.7
Less: cash acquired	(3.5)
Total purchase price, net of cash acquired	$182.2

Goodwill includes expected synergies and other benefits the Company believes will result from the acquisition. Goodwill was assigned to the Company’s United States segment and is not deductible for tax purposes. IPR&D has been capitalized at fair value as an intangible asset with an indefinite life and will be assessed for impairment in subsequent periods. The fair value of the IPR&D was determined using the income approach. This approach determines fair value based on cash flow projections which are discounted to present value using a risk-adjusted rate of return. The discount rates used to determine the fair value of the IPR&D ranged from 18.0% to 19.0%. Completion of successful design developments, bench testing, pre-clinical studies and human clinical studies are required prior to selling any product. The risks and uncertainties associated with completing development within a reasonable period of time include those related to the design, development, and manufacturability of the product, the success of pre-clinical and clinical studies, and the timing of regulatory approvals. The valuation assumed $41.4 million of additional research and development expenditures would be incurred prior to the date of product introduction. In the valuation, net cash inflows were modeled to commence in Europe in 2018, and in the United States and Japan in 2022. Upon completion of development, the underlying research and development asset will be amortized over its estimated useful life.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.    ACQUISITIONS (Continued)

The results of operations for Harpoon Medical, Inc. have been included in the accompanying consolidated financial statements from the date of acquisition. Pro forma results have not been presented as the results of Harpoon Medical, Inc. are not material in relation to the consolidated financial statements of the Company.

Valtech Cardio Ltd.

On November 26, 2016, the Company entered into an agreement and plan of merger to acquire Valtech Cardio Ltd. ("Valtech") for approximately $340.0 million, subject to certain adjustments, with the potential for up to an additional $350.0 million in pre-specified milestone-driven payments over the next 10 years. The transaction closed on January 23, 2017, and the consideration paid included the issuance of approximately 2.8 million shares of the Company's common stock (fair value of $266.5 million) and cash of $86.2 million. The Company recognized in "Contingent Consideration Liabilities" a $162.9 million liability for the estimated fair value of the contingent milestone payments. The fair value of the contingent milestone payments will be remeasured each quarter, with changes in the fair value recognized within operating expenses on the consolidated statements of operations. For further information on the fair value of the contingent milestone payments, see Note 10.

In connection with the acquisition, the Company placed $27.6 million of the purchase price into escrow to satisfy any claims for indemnification made in accordance with the merger agreement. Any funds remaining 15 months after the acquisition date will be disbursed to Valtech's former shareholders. Acquisition-related costs of $0.6 million and $4.1 million were recorded in “Selling, General, and Administrative Expenses” during the years ended December 31, 2017 and 2016, respectively. Prior to the close of the transaction, Valtech spun off its early-stage transseptal mitral valve replacement technology program. Concurrent with the closing, the Company entered into an agreement for an exclusive option to acquire that program and its associated intellectual property for approximately $200.0 million, subject to certain adjustments, plus an additional $50.0 million if a certain European regulatory approval is obtained within 10 years of the acquisition closing date. The option expires two years after the closing date of the transaction, but can be extended by up to one year depending on the results of certain clinical trials.

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

Current assets	$22.7
Property and equipment, net	1.2
Goodwill	316.5
Developed technology	109.2
IPR&D	87.9
Other assets	0.8
Current liabilities assumed	(5.1)
Deferred income taxes	(17.6)
Total purchase price	515.6
Less: cash acquired	(4.3)
Total purchase price, net of cash acquired	$511.3

Goodwill includes expected synergies and other benefits the Company believes will result from the acquisition. Goodwill was assigned to the Company’s Rest of World segment and is not deductible for tax purposes. IPR&D has been capitalized at fair value as an intangible asset with an indefinite life and will be assessed for impairment in subsequent periods. The fair value of the IPR&D was determined using the income approach. This approach determines fair value based on cash flow projections which are discounted to present value using a risk-adjusted rate of return. The discount rates used to determine the fair value of the IPR&D ranged from 18.0% to 20.0%. Completion of successful design developments, bench testing, pre-clinical studies

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.    ACQUISITIONS (Continued)

and human clinical studies are required prior to selling any product. The risks and uncertainties associated with completing development within a reasonable period of time include those related to the design, development, and manufacturability of the product, the success of pre-clinical and clinical studies, and the timing of regulatory approvals. The valuation assumed $87.3 million of additional research and development expenditures would be incurred prior to the date of product introduction, and the Company does not currently anticipate significant changes to forecasted research and development expenditures associated with the Valtech program. In the valuation, net cash inflows were modeled to commence in 2019. Upon completion of development, the underlying research and development asset will be amortized over its estimated useful life. Developed technology assets are being amortized over a weighted-average useful life of 11 years.

The results of operations for Valtech have been included in the accompanying consolidated financial statements from the date of acquisition. Pro forma results have not been presented as the results of Valtech are not material in relation to the consolidated financial statements of the Company.

CardiAQ Valve Technologies, Inc.

On July 3, 2015, the Company entered into an agreement and plan of merger to acquire CardiAQ Valve Technologies, Inc. ("CardiAQ") for an aggregate cash purchase price of $350.0 million, subject to certain adjustments. The transaction closed on August 26, 2015, and the cash purchase price after the adjustments was $348.0 million. In addition, the Company agreed to pay an additional $50.0 million if a certain European regulatory approval is obtained within 48 months of the acquisition closing date. The Company recognized in "Contingent Consideration Liabilities" a $30.3 million liability for the estimated fair value of this contingent milestone payment. For further information on the fair value of the contingent milestone payment, see Note 10.

IPR&D acquired as part of this acquisition was capitalized at fair value, which was determined using the income approach. This approach determines fair value based on cash flow projections which are discounted to present value using a risk-adjusted rate of return. Completion of successful design developments, bench testing, pre-clinical studies and human clinical studies are required prior to selling any product. The risks and uncertainties associated with completing development within a reasonable period of time include those related to the design, development, and manufacturability of the product, the success of pre-clinical and clinical studies, and the timing of regulatory approvals. The valuation assumed $97.7 million of additional research and development expenditures would be incurred prior to the date of product introduction and that net cash inflows would commence in late 2018. As a result of certain design enhancements to increase the product's commercial life and applicability to a broader group of patients, the Company expects an increase to the amount of research and development expenditures that will be incurred prior to the date of product introduction and that net cash inflows will commence in 2020. Upon completion of development, the underlying research and development intangible asset will be amortized over its estimated useful life.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.    GOODWILL AND OTHER INTANGIBLE ASSETS

In December 2017, the Company acquired Harpoon Medical, Inc. This transaction resulted in an increase to goodwill of $142.1 million and IPR&D of $53.1 million. In January 2017, the Company acquired Valtech. This transaction resulted in an increase to goodwill of $316.5 million, developed technology of $109.2 million and IPR&D of $87.9 million. For further information, see Note 7.

The changes in the carrying amount of goodwill, by segment, during the years ended December 31, 2017 and 2016 were as follows:

	United States	Europe	Rest of World	Total
	(in millions)
Goodwill at December 31, 2015	$567.2	$61.1	$—	$628.3
Goodwill acquired during the year	—	—	—	—
Currency translation adjustment	—	(2.2)	—	(2.2)
Goodwill at December 31, 2016	567.2	58.9	—	626.1
Goodwill acquired during the year	142.1	—	316.5	458.6
Currency translation adjustment	—	8.3	33.5	41.8
Goodwill at December 31, 2017	$709.3	$67.2	$350.0	$1,126.5

Other intangible assets consist of the following (in millions):

		December 31,
	Weighted-Average Useful Life (in years)	2017			2016
		Cost	Accumulated Amortization	Net Carrying Value	Cost	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets
Patents	7.4	$186.1	$(180.4)	$5.7	$187.6	$(177.0)	$10.6
Developed technology	11.5	190.8	(43.8)	147.0	43.0	(39.6)	3.4
Other	15.9	3.7	(3.7)	—	9.8	(9.0)	0.8
	11.4	380.6	(227.9)	152.7	240.4	(225.6)	14.8
Unamortizable intangible assets
IPR&D		315.3	—	315.3	190.0	—	190.0
		$695.9	$(227.9)	$468.0	$430.4	$(225.6)	$204.8

Goodwill and IPR&D resulting from purchase business combinations are not subject to amortization. Other acquired intangible assets with finite lives are amortized over their expected useful lives on a straight-line basis, or if reliably determinable, based on the pattern in which the economic benefit of the asset is expected to be used. The Company expenses costs incurred to renew or extend the term of acquired intangible assets.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.    GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

Amortization expense related to other intangible assets for the years ended December 31, 2017, 2016, and 2015 was $7.8 million, $7.6 million, and $7.1 million, respectively. Estimated amortization expense for each of the years ending December 31 is as follows (in millions):

2018	$4.7
2019	8.0
2020	12.2
2021	20.9
2022	17.5

9.    DEBT, CREDIT FACILITIES, AND LEASE OBLIGATIONS

In October 2013, the Company issued $600.0 million of fixed-rate unsecured senior notes (the "Notes") due October 15, 2018. Interest is payable semi-annually in arrears, with payment due in April and October. The Company may redeem the Notes, in whole or in part, at any time and from time to time at specified redemption prices. In addition, upon the occurrence of certain change of control triggering events, the Company may be required to repurchase all or a portion of the Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest. The Notes also include covenants that limit the Company's ability to incur secured indebtedness, enter into sale and leaseback transactions, and consolidate, merge, or transfer all or substantially all of its assets. The following is a summary of the Notes as of December 31, 2017 and 2016:

	December 31,
	2017		2016
	Amount	Effective Interest Rate	Amount	Effective Interest Rate
	(in millions)		(in millions)
Fixed-rate 2.875% notes	$600.0	2.983%	$600.0	2.983%
Unamortized discount	(0.5)		(1.2)
Unamortized debt issuance costs	(0.8)		(1.9)
Hedge accounting fair value adjustments (see Note 11)	(0.7)		0.4
Total carrying amount	$598.0		$597.3

As of December 31, 2017 and 2016, the fair value of the Notes, based on Level 2 inputs, was $604.3 million and $609.6 million, respectively. Issuance costs of $5.4 million, as well as the issuance discount on the Notes, are being amortized to interest expense over the term of the Notes.

The Company has a Five-Year Credit Agreement ("the Credit Agreement") which matures on July 18, 2019. The Credit Agreement provides up to an aggregate of $750.0 million in borrowings in multiple currencies. The Company may increase the amount available under the Credit Agreement, subject to agreement of the lenders, by up to an additional $250.0 million in the aggregate. Borrowings generally bear interest at the London interbank offered rate ("LIBOR") plus a spread ranging from 1.0% to 1.5%, depending on the leverage ratio, as defined in the Credit Agreement. The Company also pays a facility fee ranging from 0.125% to 0.25%, depending on the leverage ratio, on the entire credit commitment available, whether or not drawn. The facility fee is expensed as incurred. During 2017, the spread over LIBOR was 1.0% and the facility fee was 0.125%. Issuance costs of $3.0 million are being amortized to interest expense over the term of the Credit Agreement. As of December 31, 2017, borrowings of $438.4 million were outstanding under the Credit Agreement. All amounts outstanding under the Credit Agreement have been classified as long-term obligations in accordance with the terms of the Credit Agreement. The Credit Agreement is unsecured and contains various financial and other covenants, including a maximum leverage ratio and a minimum interest coverage ratio, as defined in the Credit Agreement. The Company was in compliance with all covenants at December 31, 2017.

The weighted-average interest rate under all debt obligations was 2.2% and 3.1% at December 31, 2017 and 2016, respectively.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9.    DEBT, CREDIT FACILITIES AND LEASE OBLIGATIONS (Continued)

Certain facilities and equipment are leased under operating leases expiring at various dates. Most of the operating leases contain renewal options. Total expense for all operating leases was $27.3 million, $22.9 million, and $22.5 million for the years 2017, 2016, and 2015, respectively.

Future minimum lease payments (including interest) under non-cancelable operating leases and aggregate debt maturities at December 31, 2017 were as follows (in millions):

	Operating Leases	Aggregate Debt Maturities
2018	$24.0	$600.0
2019	15.8	438.4
2020	10.8	—
2021	5.5	—
2022	2.7	—
Thereafter	13.5	—
Total obligations and commitments	$72.3	$1,038.4

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

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10.    FAIR VALUE MEASUREMENTS (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company's financial instruments which are measured at fair value on a recurring basis as of December 31, 2017 and 2016 (in millions):

December 31, 2017	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$52.2	$22.8	$—	$75.0
Available-for-sale investments:
Bank time deposits	—	0.5	—	0.5
Corporate debt securities	—	445.5	—	445.5
Asset-backed securities	—	120.8	—	120.8
U.S. government and agency securities	20.6	48.1	—	68.7
Foreign government bonds	—	3.0	—	3.0
Commercial paper	—	40.3	—	40.3
Municipal securities	—	4.4	—	4.4
Investments held for deferred compensation plans	63.7	—	—	63.7
Derivatives	—	4.9	—	4.9
	$136.5	$690.3	$—	$826.8
Liabilities
Derivatives	$—	$24.8	$—	$24.8
Deferred compensation plans	64.1	—	—	64.1
Contingent consideration liabilities		—	244.3	244.3
	$64.1	$24.8	$244.3	$333.2

December 31, 2016
Assets
Cash equivalents	$44.1	$—	$—	$44.1
Available-for-sale investments:
Corporate debt securities	—	332.5	—	332.5
Asset-backed securities	—	85.8	—	85.8
U.S. government and agency securities	100.7	42.0	—	142.7
Commercial paper	—	35.4	—	35.4
Municipal securities	—	4.5	—	4.5
Equity investments in unconsolidated affiliates	0.1	—	—	0.1
Investments held for deferred compensation plans	46.0	—	—	46.0
Derivatives	—	35.2	—	35.2
	$190.9	$535.4	$—	$726.3
Liabilities
Derivatives	$—	$3.3	$—	$3.3
Deferred compensation plans	46.7	—	—	46.7
Contingent consideration liabilities	—	—	31.6	31.6
	$46.7	$3.3	$31.6	$81.6

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10.    FAIR VALUE MEASUREMENTS (Continued)

The following table summarizes the changes in fair value of the contingent consideration obligation for the year ended December 31, 2017 (in millions):

Balance at December 31, 2016	$31.6
Additions	222.6
Changes in fair value	(9.9)
Balance at December 31, 2017	$244.3

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

Contingent Consideration Liabilities
Certain of the Company's acquisitions involve contingent consideration arrangements. Payment of additional consideration is contingent upon the acquired company reaching certain performance milestones, such as attaining specified revenue levels, achieving product development targets, or obtaining regulatory approvals. These contingent consideration liabilities are measured at estimated fair value using either a probability weighted discounted cash flow analysis or a Monte Carlo simulation model, both of which consider significant unobservable inputs. These inputs include (1) the discount rate used to present value the projected cash flows (ranging from 1.3% to 3.4%), (2) the probability of milestone achievement (ranging from 25.0% to 100.0%), (3) the projected payment dates (ranging from 2018 to 2025), and (4) the volatility of future revenue

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10.    FAIR VALUE MEASUREMENTS (Continued)

(ranging from 45.0% to 50.0%). The use of different assumptions could have a material effect on the estimated fair value amounts.
11.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses derivative financial instruments to manage its currency exchange rate risk and its interest rate risk as summarized below. Notional amounts are stated in United States dollar equivalents at spot exchange rates at the respective dates. The Company does not enter into these arrangements for trading or speculation purposes.

	Notional Amount
	December 31, 2017	December 31, 2016
	(in millions)
Foreign currency forward exchange contracts	$979.8	$949.7
Interest rate swap agreements	—	300.0

The following table presents the location and fair value amounts of derivative instruments reported in the consolidated balance sheets (in millions):

		Fair Value
	Balance Sheet Location	December 31, 2017	December 31, 2016
Derivatives designated as hedging instruments
Assets
Foreign currency contracts	Other current assets	$4.9	$28.6
Interest rate swap agreements	Other assets	$—	$0.4
Liabilities
Foreign currency contracts	Accrued and other liabilities	$24.8	$3.3
Derivatives not designated as hedging instruments
Assets
Foreign currency contracts	Other current assets	$—	$6.2

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

The following table presents the effect of master-netting agreements and rights of offset on the consolidated balance sheets (in millions):

				Gross Amounts Not Offset in the Consolidated Balance Sheet
		Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet
December 31, 2017	Gross Amounts			Financial Instruments	Cash Collateral Received	Net Amount
Derivative Assets
Foreign currency contracts	$4.9	$—	$4.9	$(3.7)	$—	$1.2
Interest rate swap agreements	$—	$—	$—	$—	$—	$—
Derivative Liabilities
Foreign currency contracts	$24.8	$—	$24.8	$(3.7)	$—	$21.1
December 31, 2016
Derivative Assets
Foreign currency contracts	$34.8	$—	$34.8	$(3.3)	$—	$31.5
Interest rate swap agreements	$0.4	$—	$0.4	$—	$—	$0.4
Derivative Liabilities
Foreign currency contracts	$3.3	$—	$3.3	$(3.3)	$—	$—

The following tables present the effect of derivative instruments on the consolidated statements of operations and consolidated statements of comprehensive income:

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income

	2017	2016		2017	2016
	(in millions)			(in millions)
Cash flow hedges
Foreign currency contracts	$(43.5)	$16.1	Cost of sales	$7.6	$8.4
			Selling, general, and administrative expenses	$(1.1)	$(0.4)
Net investment hedges
Foreign currency contracts	$—	$(4.1)
Foreign currency denominated debt	$(35.5)	$—

As of December 31, 2017, the Company had €370.0 million of outstanding long-term debt designated as a net investment hedge.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

		Amount of Gain or (Loss) Recognized in Income on Derivative (a)
	Location of Gain or (Loss) Recognized in Income on Derivative
		2017	2016	2015
		(in millions)
Fair value hedges
Interest rate swap agreements	Interest expense	$(1.1)	$(1.2)	$1.2
___________________________________________________________

(a)
The gains and losses on the interest rate swap agreements were fully offset by the changes in the fair value of the fixed-rate debt being hedged. In December 2017, the interest rate swap was settled at a loss of $0.7 million, which will be amortized to interest expense over the remaining life of the debt.

		Amount of Gain or (Loss) Recognized in Income on Derivative
	Location of Gain or (Loss) Recognized in Income on Derivative
		2017	2016	2015
		(in millions)
Derivatives not designated as hedging instruments
Foreign currency contracts	Other expense, net	$(11.5)	$8.6	$6.6

The Company expects that during 2018 it will reclassify to earnings a $2.4 million loss currently recorded in "Accumulated Other Comprehensive Loss."

For the years ended December 31, 2017, 2016, and 2015, the Company did not record any gains or losses due to hedge ineffectiveness.

12.    EMPLOYEE BENEFIT PLANS

Defined Benefit Plans

Edwards Lifesciences maintains defined benefit pension plans in Japan and certain European countries. At the end of 2017, due to changes in local legislation, the Company was able to redesign its defined benefit plan in Nyon, Switzerland into a defined contribution plan. Information regarding the Company's defined benefit pension plans is as follows:

	Years Ended December 31,
	2017	2016
	(in millions)
Change in projected benefit obligation:
Beginning of year	$128.7	$118.1
Service cost	7.9	6.8
Interest cost	1.0	1.2
Participant contributions	2.2	1.9
Actuarial (gain) loss	(7.4)	6.5
Benefits paid	(3.1)	(3.7)
Plan amendment	—	1.9
Settlements and curtailment gain	(22.2)	—
Special termination benefits	0.6	—
Currency exchange rate changes and other	7.2	(4.0)
End of year	$114.9	$128.7

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12.    EMPLOYEE BENEFIT PLANS (Continued)

	Years Ended December 31,
	2017	2016
	(in millions)
Change in fair value of plan assets:
Beginning of year	$78.6	$75.1
Actual return on plan assets	4.3	1.4
Employer contributions	6.5	6.3
Participant contributions	2.2	1.9
Settlements	(20.7)	—
Benefits paid	(3.1)	(3.7)
Currency exchange rate changes and other	3.4	(2.4)
End of year	$71.2	$78.6

Funded Status
Projected benefit obligation	$(114.9)	$(128.7)
Plan assets at fair value	71.2	78.6
Underfunded status	$(43.7)	$(50.1)
Net amounts recognized on the consolidated balance sheet:
Other long-term liabilities	$43.7	$50.1
Accumulated other comprehensive loss, net of tax:
Net actuarial loss	$(17.1)	$(18.0)
Net prior service cost	(0.9)	(4.6)
Deferred income tax benefit	3.9	5.0
Total	$(14.1)	$(17.6)

The accumulated benefit obligation ("ABO") for all defined benefit pension plans was $105.6 million and $116.9 million as of December 31, 2017 and 2016, respectively. The projected benefit obligation and ABO were in excess of plan assets for all pension plans as of December 31, 2017 and 2016.

The components of net periodic benefit cost are as follows (in millions):

	Years Ended December 31,
	2017	2016	2015
Service cost, net	$7.9	$6.8	$7.0
Interest cost	1.0	1.2	1.5
Expected return on plan assets	(2.0)	(1.3)	(1.5)
Settlements and curtailment gain	(6.3)	—	0.6
Special termination benefits	0.6	—	—
Amortization of actuarial loss	0.9	0.7	1.0
Amortization of prior service cost (credit)	0.2	(0.7)	(0.4)
Net periodic pension benefit cost	$2.3	$6.7	$8.2

The net actuarial loss and prior service credit that will be amortized from "Accumulated Other Comprehensive Loss" into net periodic benefits cost in 2018 are expected to be $0.8 million and $(0.1) million, respectively.

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

The weighted-average assumptions used to determine the benefit obligations are as follows:

	December 31,
	2017	2016
Discount rate	0.9%	0.7%
Rate of compensation increase	2.6%	2.5%
Social securities increase	1.5%	1.4%
Pension increase	1.8%	1.8%

The weighted-average assumptions used to determine the net periodic benefit cost are as follows:

	Years ended December 31,
	2017	2016	2015
Discount rate	0.7%	1.0%	1.4%
Expected return on plan assets	2.4%	1.6%	1.9%
Rate of compensation increase	2.5%	2.7%	3.0%
Social securities increase	1.4%	1.6%	1.6%
Pension increase	0.3%	2.0%	2.0%

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

The Administrative and Investment Committee decides on the defined benefit plan provider in each location and that provider decides the target allocation for the Company's defined benefit plan at that location. The target asset allocation selected reflects a risk/return profile the Company feels is appropriate relative to the plans' liability structure and return goals. In certain plans, asset allocations may be governed by local requirements. Target weighted-average asset allocations at December 31, 2017, by asset category, are as follows:

Equity securities	30.4%
Debt securities	39.2%
Real estate	6.0%
Other	24.4%
Total	100.0%

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12.    EMPLOYEE BENEFIT PLANS (Continued)

The fair values of the Company's defined benefit plan assets at December 31, 2017 and 2016, by asset category, are as follows (in millions):

December 31, 2017	Level 1	Level 2	Level 3	Total
Asset Category
Cash	$1.3	$—	$—	$1.3
Equity securities:
United States equities	4.5	—	—	4.5
International equities	17.2	—	—	17.2
Debt securities:
United States government bonds	3.3	—	—	3.3
International government bonds	24.6	—	—	24.6
Real estate	—	4.3	—	4.3
Mortgages	—	3.4	—	3.4
Insurance contracts	—	—	2.7	2.7
Total plan assets measured at fair value	50.9	7.7	2.7	61.3
Alternative investments measured at net asset value (a)				9.9
Total plan assets				$71.2

December 31, 2016
Asset Category
Cash	$4.3	$—	$—	$4.3
Equity securities:
United States equities	3.5	—	—	3.5
International equities	6.9	—	—	6.9
Debt securities:
United States government bonds	0.9	—	—	0.9
International government bonds	4.5	—	—	4.5
Insurance contracts	—	—	58.5	58.5
Total plan assets	$20.1	$—	$58.5	$78.6
 _______________________________________

(a)
Certain investments that were measured at net asset value per share have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the total plan assets.

The following table summarizes the changes in fair value of the Company's defined benefit plan assets that have been classified as Level 3 for the years ended December 31, 2017 and 2016 (in millions):

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12.    EMPLOYEE BENEFIT PLANS (Continued)

Insurance Contracts
Balance at December 31, 2015	$56.8
Actual return on plan assets:
Relating to assets still held at December 31, 2016	1.7
Purchases, sales and settlements	1.8
Currency exchange rate impact	(1.8)
Balance at December 31, 2016	58.5
Actual return on plan assets:
Relating to assets still held at December 31, 2017	(0.9)
Relating to assets sold during 2017	0.1
Purchases, sales and settlements	(15.5)
Transfers in and/or out of Level 3	(42.6)
Currency exchange rate impact	3.1
Balance at December 31, 2017	$2.7

Equity and debt securities are valued at fair value based on quoted market prices reported on the active markets on which the individual securities are traded. Real estate investments are valued by discounting to present value the cash flows expected to be generated by the specific properties. Investments in mortgages are valued at cost, which is deemed to approximate its fair value. The insurance contracts are valued at the cash surrender value of the contracts, which is deemed to approximate its fair value. Alternative investments include hedge funds, private equity funds and other miscellaneous investments, and are valued using the net asset value provided by the fund administrator as a practical expedient. The net asset value is based on the fair value of the underlying assets owned by the fund divided by the number of shares outstanding.

The following benefit payments, which reflect expected future service, as appropriate, at December 31, 2017, are expected to be paid (in millions):

2018	$3.6
2019	3.0
2020	3.7
2021	3.5
2022	4.1
2023-2025	25.9

As of December 31, 2017, expected employer contributions for 2018 are $5.1 million.

Defined Contribution Plans

The Company's employees in the United States and Puerto Rico are eligible to participate in a qualified defined contribution plan. In the United States, participants may contribute up to 25% of their eligible compensation (subject to tax code limitation) to the plan. Edwards Lifesciences matches the first 3% of the participant's annual eligible compensation contributed to the plan on a dollar-for-dollar basis. Edwards Lifesciences matches the next 2% of the participant's annual eligible compensation to the plan on a 50% basis. In Puerto Rico, participants may contribute up to 25% of their annual compensation (subject to tax code limitation) to the plan. Edwards Lifesciences matches the first 4% of participant's annual eligible compensation contributed to the plan on a 50% basis. The Company also provides a 2% profit sharing contribution calculated on eligible earnings for each employee. Matching contributions relating to Edwards Lifesciences employees were $19.9 million, $17.3 million, and $15.3 million in 2017, 2016, and 2015, respectively.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12.    EMPLOYEE BENEFIT PLANS (Continued)

The Company also has nonqualified deferred compensation plans for a select group of employees. The plans provide eligible participants the opportunity to defer eligible compensation to future dates specified by the participant with a return based on investment alternatives selected by the participant. The amount accrued under these nonqualified plans was $64.1 million and $46.7 million at December 31, 2017 and 2016, respectively.

13.    COMMON STOCK

Treasury Stock

In November 2016, the Board of Directors approved a stock repurchase program authorizing the Company to purchase up to $1.0 billion of the Company's common stock. In November 2017, the Board of Directors approved a new stock repurchase program providing for an additional $1.0 billion of repurchases of our common stock. The repurchase programs do not have an expiration date. Stock repurchased under these programs may be used to offset obligations under the Company's employee stock-based benefit programs and stock-based business acquisitions, and will reduce the total shares outstanding.

During 2017, 2016, and 2015, the Company repurchased 7.7 million, 7.3 million, and 2.6 million shares, respectively, at an aggregate cost of $763.3 million, $662.3 million, and $280.1 million, respectively, including shares purchased under the accelerated share repurchase ("ASR") agreements described below and shares acquired to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees. The timing and size of any future stock repurchases are subject to a variety of factors, including expected dilution from stock plans, cash capacity, and the market price of our common stock.

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

Accelerated Share Repurchase

In November 2017, Edwards entered into an ASR agreement to repurchase $150.0 million of the Company's common stock based on the volume-weighted average price ("VWAP") of the Company's common stock during the term of the agreement, less a discount. Upon entering into the agreement, Edwards received an initial delivery of 1.1 million shares. The initial shares were valued at $109.86 per share based on the closing price of the Company's common stock on the date of the agreement, and represented approximately 80% of the total contract value. In December 2017, the ASR agreement concluded at a VWAP less discount per share price of $114.85, and the Company received an additional 0.2 million shares under that agreement.

In February 2016, Edwards entered into ASR agreements to repurchase $325.0 million of the Company's common stock based on the VWAP of the Company's common stock during the term of the agreements, less a discount. Upon entering into the agreements, Edwards received an initial delivery of 3.2 million shares. The initial shares were valued at $83.60 per share based on the closing price of the Company's common stock on the date of the agreements, and represented approximately 82% of the total contract value. In April 2016, one of the ASR agreements concluded at a VWAP less discount per share price of $84.39, and the Company received an additional 0.3 million shares under that agreement. In October 2016, the remaining ASR agreement concluded at a VWAP less discount per share price of $101.82, and the Company received an additional 44,000 shares under that agreement.

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

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13.    COMMON STOCK (Continued)

Employee and Director Stock Plans

The Edwards Lifesciences Corporation Long-term Stock Incentive Compensation Program (the "Program") provides for the grant of incentive and non-qualified stock options, restricted stock, and restricted stock units for eligible employees and contractors of the Company. Under the Program, these grants are awarded at a price equal to the fair market value at the date of grant based upon the closing price on that date. Options to purchase shares of the Company's common stock granted under the Program generally vest over predetermined periods of between three to four years and expire seven years after the date of grant. Service-based restricted stock units of the Company's common stock granted under the Program generally vest over predetermined periods ranging from three to five years after the date of grant. Market-based restricted stock units of the Company's common stock granted under the Program vest over three years based on a combination of certain service and market conditions. The actual number of shares issued will be determined based on the Company's total stockholder return relative to a selected industry peer group. Performance-based restricted stock units vest based on a combination of certain service conditions and upon achievement of specified milestones. On May 11, 2017, an amendment and restatement of the Program was approved by the Company's stockholders. Under the amended Program, the number of shares of common stock available for issuance under the Program was 109.2 million shares. No more than 11.2 million shares reserved for issuance may be granted in the form of restricted stock or restricted stock units.

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

The Company has an employee stock purchase plan for United States employees and a plan for international employees (collectively "ESPP"). Under the ESPP, eligible employees may purchase shares of the Company's common stock at 85% of the lower of the fair market value of Edwards Lifesciences common stock on the effective date of subscription or the date of purchase. Under the ESPP, employees can authorize the Company to withhold up to 12% of their compensation for common stock purchases, subject to certain limitations. The ESPP is available to all active employees of the Company paid from the United States payroll and to eligible employees of the Company outside the United States, to the extent permitted by local law. The ESPP for United States employees is qualified under Section 423 of the Internal Revenue Code. The number of shares of common stock authorized for issuance under the ESPP was 15.3 million shares.

The fair value of each option award and employee stock purchase subscription is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following tables. The risk-free interest rate is estimated using the U.S. Treasury yield curve and is based on the expected term of the award. Expected volatility is estimated based on a blend of the weighted-average of the historical volatility of Edwards Lifesciences' stock and the implied volatility from traded options on Edwards Lifesciences' stock. The expected term of awards granted is estimated from the vesting period of the award, as well as historical exercise behavior, and represents the period of time that awards granted are expected to be outstanding. The Company uses historical data to estimate forfeitures and has estimated an annual forfeiture rate of 6.9%.

The Black-Scholes option pricing model was used with the following weighted-average assumptions for options granted during the following periods:

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13.    COMMON STOCK (Continued)

Option Awards

	2017	2016	2015
Average risk-free interest rate	1.8%	1.1%	1.4%
Expected dividend yield	None	None	None
Expected volatility	33%	33%	30%
Expected life (years)	4.6	4.5	4.6
Fair value, per share	$33.74	$31.00	$18.13

The Black-Scholes option pricing model was used with the following weighted-average assumptions for ESPP subscriptions granted during the following periods:

ESPP

	2017	2016	2015
Average risk-free interest rate	0.5%	0.3%	0.2%
Expected dividend yield	None	None	None
Expected volatility	33%	29%	28%
Expected life (years)	0.6	0.6	0.6
Fair value, per share	$25.69	$22.09	$15.59

The fair value of market-based restricted stock units was determined using a Monte Carlo simulation model, which uses multiple input variables to determine the probability of satisfying the market condition requirements. The weighted-average assumptions used to determine the fair value of the market-based restricted stock units during the years ended December 31, 2017, 2016, and 2015 included a risk-free interest rate of 1.7%, 1.0%, and 1.0%, respectively, and an expected volatility rate of 30.2%, 30.0%, and 31.0%, respectively.

Stock option activity during the year ended December 31, 2017 under the Program and the Nonemployee Directors Program was as follows (in millions, except years and per-share amounts):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2016	10.0	$49.85
Options granted	1.0	110.24
Options exercised	(2.1)	36.65
Options forfeited	(0.2)	71.15
Outstanding as of December 31, 2017	8.7	59.86	3.4 years	$462.1
Exercisable as of December 31, 2017	6.0	47.22	2.7 years	393.0
Vested and expected to vest as of December 31, 2017	8.3	58.51	3.4 years	451.9

The following table summarizes nonvested restricted stock unit activity during the year ended December 31, 2017 under the Program and the Nonemployee Directors Program (in millions, except per-share amounts):

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13.    COMMON STOCK (Continued)

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested as of December 31, 2016	1.4	$63.59
Granted (a)	0.4	104.94
Vested	(0.5)	45.58
Forfeited	(0.1)	70.05
Nonvested as of December 31, 2017	1.2	85.23
_______________________________________________________________________________

(a)
Includes 60,342 shares of market-based restricted stock units granted during 2017, which represents the targeted number of shares to be issued, and 113,965 shares related to a previous year's grant of market-based restricted stock units since the payout percentage achieved at the end of the performance period was in excess of target. As described above, the actual number of shares ultimately issued is determined based on the Company's total stockholder return relative to a selected industry peer group.

The intrinsic value of stock options exercised and restricted stock units vested during the years ended December 31, 2017, 2016, and 2015 were $205.2 million, $237.6 million, and $164.4 million, respectively. The intrinsic value of stock options is calculated as the amount by which the market price of the Company's common stock exceeds the exercise price of the option. During the years ended December 31, 2017, 2016, and 2015, the Company received cash from exercises of stock options of $77.6 million, $73.1 million, and $63.6 million, respectively, and tax benefits from exercises of stock options and vesting of restricted stock units of $66.9 million, $78.5 million, and $53.7 million, respectively. The total grant-date fair value of stock options vested during the years ended December 31, 2017, 2016, and 2015 were $26.3 million, $24.1 million, and $23.1 million, respectively.

As of December 31, 2017, the total remaining unrecognized compensation expense related to nonvested stock options, restricted stock units, and employee stock purchase subscriptions amounted to $99.2 million, which will be amortized over the weighted-average remaining requisite service period of 30 months.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.    ACCUMULATED OTHER COMPREHENSIVE LOSS

Presented below is a summary of activity for each component of "Accumulated Other Comprehensive Loss" for the years ended December 31, 2017, 2016, and 2015.

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized (Loss) Gain on Available-for-sale Investments	Unrealized Pension Costs (a)	Total Accumulated Other Comprehensive Loss
	(in millions)
December 31, 2014	$(116.4)	$32.3	$—	$(16.8)	$(100.9)
Other comprehensive (loss) income before reclassifications	(64.0)	35.3	(2.6)	5.4	(25.9)
Amounts reclassified from accumulated other comprehensive loss	—	(68.0)	1.1	1.2	(65.7)
Deferred income tax (expense) benefit	(1.1)	12.2	—	(1.2)	9.9
December 31, 2015	(181.5)	11.8	(1.5)	(11.4)	(182.6)
Other comprehensive (loss) income before reclassifications	(17.6)	16.1	0.7	(7.7)	(8.5)
Amounts reclassified from accumulated other comprehensive loss	—	(8.0)	1.1	—	(6.9)
Deferred income tax benefit (expense)	1.5	(3.2)	(0.2)	1.5	(0.4)
December 31, 2016	(197.6)	16.7	0.1	(17.6)	(198.4)
Other comprehensive income (loss) before reclassifications	84.1	(43.5)	(8.3)	9.7	42.0
Amounts reclassified from accumulated other comprehensive loss	—	(6.5)	3.1	(5.1)	(8.5)
Deferred income tax benefit (expense)	13.4	19.4	0.5	(1.1)	32.2
December 31, 2017	$(100.1)	$(13.9)	$(4.6)	$(14.1)	$(132.7)
_______________________________________________________________________________

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14.    ACCUMULATED OTHER COMPREHENSIVE LOSS (Continued)

(a)	For the years ended December 31, 2017, 2016, and 2015, the change in unrealized pension costs consisted of the following (in millions):

	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
2017
Prior service credit arising during period	$3.5	$(0.4)	$3.1
Amortization of prior service cost	0.2	—	0.2
Net prior service credit arising during period	3.7	(0.4)	3.3
Net actuarial gain arising during period	0.9	(0.7)	0.2
Unrealized pension costs, net	$4.6	$(1.1)	$3.5
2016
Prior service cost arising during period	$(9.0)	$1.0	$(8.0)
Amortization of prior service credit	(0.7)	—	(0.7)
Net prior service cost arising during period	(9.7)	1.0	(8.7)
Net actuarial gain arising during period	2.0	0.5	2.5
Unrealized pension credits, net	$(7.7)	$1.5	$(6.2)
2015
Prior service credit arising during period	$2.9	$(0.3)	$2.6
Amortization of prior service credit	(0.4)	0.1	(0.3)
Net prior service credit arising during period	2.5	(0.2)	2.3
Net actuarial gain arising during period	4.1	(1.0)	3.1
Unrealized pension costs, net	$6.6	$(1.2)	$5.4

The following table provides information about amounts reclassified from "Accumulated Other Comprehensive Loss" (in millions):

	Years Ended December 31,
Details about Accumulated Other Comprehensive Loss Components	2017	2016	Affected Line on Consolidated Statements of Operations
Gain (loss) on cash flow hedges	$6.5	$8.0	Cost of sales
	(2.8)	(3.4)	Provision for income taxes
	$3.7	$4.6	Net of tax
(Loss) gain on available-for-sale investments	$(3.1)	$(1.1)	Other expense, net
	0.1	—	Provision for income taxes
	$(3.0)	$(1.1)	Net of tax
Amortization of pension adjustments	$5.1	$—	(a)
	(0.4)	—	Provision for income taxes
	$4.7	$—	Net of tax
_______________________________________________________________________________

(a)	This item is included in the components of net periodic benefit costs. See Note 12 for additional information.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.    OTHER EXPENSE, NET

	Years Ended December 31,
	2017	2016	2015
	(in millions)
Foreign exchange losses, net	$5.4	$0.5	$4.8
Loss (gain) on investments	2.7	(0.2)	(0.1)
Charitable foundation contribution	—	5.0	—
Other	0.1	(0.4)	(0.7)
Total other expense, net	$8.2	$4.9	$4.0

16.    INCOME TAXES

The Company's income before provision for income taxes was generated from United States and international operations as follows (in millions):

	Years Ended December 31,
	2017	2016	2015
United States	$491.5	$378.2	$182.8
International, including Puerto Rico	543.4	359.7	439.6
	$1,034.9	$737.9	$622.4

The provision for income taxes consists of the following (in millions):

	Years Ended December 31,
	2017	2016	2015
Current
United States:
Federal	$330.8	$153.4	$102.4
State and local	32.8	12.1	7.4
International, including Puerto Rico	60.6	27.4	33.5
Current income tax expense	$424.2	$192.9	$143.3
Deferred
United States:
Federal	$39.3	$(19.6)	$(12.5)
State and local	(3.8)	(4.3)	(2.6)
International, including Puerto Rico	(8.4)	(0.6)	(0.7)
Deferred income tax expense (benefit)	27.1	(24.5)	(15.8)
Total income tax provision	$451.3	$168.4	$127.5

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16.    INCOME TAXES (Continued)

The components of deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2017	2016
Deferred tax assets
Compensation and benefits	$53.9	$100.8
Benefits from uncertain tax positions	66.1	56.7
Net tax credit carryforwards	78.8	45.6
Net operating loss carryforwards	47.3	30.2
Accrued liabilities	29.2	29.4
Inventories	6.8	11.5
Cash flow and net investment hedges	13.3	—
State income taxes	5.8	2.4
Investments	1.6	2.6
Other intangible assets	—	4.2
Other	1.7	3.1
Total deferred tax assets	304.5	286.5
Deferred tax liabilities
Property, plant, and equipment	(20.0)	(28.2)
Cash flow hedges	—	(1.2)
Deferred tax on foreign earnings	(3.1)	(6.0)
Inventories	(4.2)	(4.1)
Other intangible assets	(49.5)	(4.2)
Other	(0.1)	(0.2)
Total deferred tax liabilities	(76.9)	(43.9)
Valuation allowance	(41.6)	(47.7)
Net deferred tax assets	$186.0	$194.9

During 2017, net deferred tax assets decreased $8.9 million, including items that were recorded to stockholders' equity and which did not impact the Company's income tax provision.

The valuation allowance of $41.6 million as of December 31, 2017 reduces certain deferred tax assets to amounts that are more likely than not to be realized. This allowance primarily relates to the net operating loss carryforwards of certain United States and non-United States subsidiaries and certain non-United States credit carryforwards.

Net operating loss and capital loss carryforwards and the related carryforward periods at December 31, 2017 are summarized as follows (in millions):

	Carryforward Amount	Tax Benefit Amount	Valuation Allowance	Net Tax Benefit	Carryforward Period Ends
United States federal net operating losses	$19.6	$4.1	$—	$4.1	2033-2036
United States state net operating losses	24.7	1.6	(1.5)	0.1	2018-2035
Non-United States net operating losses	69.3	15.5	(15.3)	0.2	2018-2026
Non-United States net operating losses	134.2	26.1	(9.0)	17.1	Indefinite
United States capital losses	33.7	12.7	—	12.7	2022
Total	$281.5	$60.0	$(25.8)	$34.2

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16.    INCOME TAXES (Continued)

Certain tax attributes are subject to an annual limitation as a result of the acquisition of Harpoon Medical, Inc. (see Note 7), which constitutes a change of ownership as defined under Internal Revenue Code Section 382.

The gross tax credit carryforwards and the related carryforward periods at December 31, 2017 are summarized as follows (in millions):

	Carryforward Amount	Valuation Allowance	Net Tax Benefit	Carryforward Period Ends
California research expenditure tax credits	$90.2	$—	$90.2	Indefinite
Federal research expenditure tax credits	0.2	—	0.2	Indefinite
Puerto Rico purchases credit	16.1	(16.1)	—	Indefinite
Total	$106.5	$(16.1)	$90.4

The Company has $90.2 million of California research expenditure tax credits it expects to use in future periods. The credits may be carried forward indefinitely. Based upon anticipated future taxable income, the Company expects that it is more likely than not that all California research expenditure tax credits will be utilized, although the utilization of the full benefit is expected to occur over a number of years and into the distant future. Accordingly, no valuation allowance has been provided.

The Company adopted the new accounting standard for employee share-based compensation effective January 1, 2017 (see Note 2). The new standard eliminates the requirement that excess tax benefits be realized through a reduction in income taxes payable before a company can recognize them. Upon adoption, the Company recorded a cumulative-effect benefit of $9.3 million in retained earnings for excess tax benefits not previously recognized.

On December 22, 2017, Public Law 115-97, commonly referred to as the Tax Cuts and Jobs Act ("the 2017 Act"), was signed into law. The 2017 Act reduces the U.S. federal corporate tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017, requires companies to pay a one-time mandatory deemed repatriation tax on the cumulative earnings of certain foreign subsidiaries that were previously tax deferred, accelerates federal tax depreciation and creates new taxes on certain foreign earnings in future years.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of generally accepted accounting principles in the United States of America in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Act. In accordance with SAB 118, the Company has estimated provisional amounts for $3.3 million of tax benefits in connection with the remeasurement of certain tax assets and liabilities, and $327.4 million of current tax expense (discussed below) recorded in connection with the one-time mandatory deemed repatriation tax on cumulative earnings of certain foreign subsidiaries. Additionally, as a result of a revenue procedure issued by the Internal Revenue Service ("IRS") on February 13, 2018, approximately $32.3 million of tax benefits associated with a tax reform related restructuring may need to be adjusted.

The changes included in the 2017 Act are broad and complex. The final transition impacts of the 2017 Act may differ from the above estimate, possibly materially, due to, among other things, changes in interpretations of the 2017 Act, any further legislative or regulatory actions that arise because of the 2017 Act, any changes in accounting standards for income taxes or related interpretations in response to the 2017 Act, or any updates or changes to the estimates the Company has utilized to calculate the transition impacts. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete. The Company did not identify items for which a reasonable estimate of the income tax effects of the 2017 Act could not be determined as of December 31, 2017.

As mentioned above, the 2017 Act requires a mandatory deemed repatriation of post-1986 cumulative undistributed foreign earnings and profits. The rate applied varies depending on whether the earnings and profits are held in liquid or non-liquid assets. A proportional deduction on the deemed repatriation results in a repatriation toll charge of effectively 15.5% for liquid assets and 8% for non-liquid assets. At the election of the taxpayer, the repatriation tax can be paid in installments over eight years. The Company provisionally intends to elect to pay the repatriation tax in installments over eight years. The deemed repatriation results in a provisional $327.4 million tax obligation which, when offset by the correlative effects of uncertain tax positions of $30.0 million, results in a provisional net increase in tax expense of $297.4 million.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16.    INCOME TAXES (Continued)

Prior to the 2017 Act, the Company asserted that accumulated earnings of most of its foreign subsidiaries would be indefinitely reinvested. However, as a result of the 2017 Act, all of the accumulated earnings of its foreign subsidiaries were subjected to United States federal income tax. In light of the 2017 Act, the Company's analysis is incomplete at this time with respect to its investment intentions for its accumulated foreign earnings. During the period prescribed by SAB 118, the Company will evaluate, among other factors, the profitability of its United States and foreign operations and the need for cash within and outside the United States, legal entity capitalization requirements, cash controls imposed in foreign jurisdictions, withholding taxes and the availability to offset with foreign tax credits, cash requirements for capital improvements, acquisitions, market expansion, and stock repurchase programs in determining its investment assertion on its accumulated foreign earnings.

The Company has received tax incentives in certain non-U.S. tax jurisdictions, the primary benefit of which will expire in 2024. The tax reductions as compared to the local statutory rates were $81.0 million ($0.39 per diluted share), $78.7 million ($0.32 per diluted share), and $60.4 million ($0.25 per diluted share) for the years ended December 31, 2017, 2016, and 2015, respectively.

A reconciliation of the United States federal statutory income tax rate to the Company's effective income tax rate is as follows (in millions):

	Years Ended December 31,
	2017	2016	2015
Income tax expense at U.S. federal statutory rate	$362.2	$258.3	$217.8
Foreign income taxed at different rates	(106.9)	(88.6)	(105.8)
State and local taxes, net of federal tax benefit	11.5	9.7	3.1
Tax credits, federal and state	(25.8)	(21.3)	(15.7)
(Release) build of reserve for prior years' uncertain tax positions	(7.7)	4.6	3.3
U.S. tax on foreign earnings, net of credits	(30.3)	5.1	20.5
Deductible employee share-based compensation	(48.2)	—	—
Nondeductible employee share-based compensation	3.9	3.6	2.3
Effects of mandatory deemed repatriation	297.4	—	—
Effects of U.S. tax rate changes	(3.3)	—	—
Other	(1.5)	(3.0)	2.0
Income tax provision	$451.3	$168.4	$127.5

Factors impacting the Company's effective tax rate in 2017 included the one-time impact of the mandatory taxation of previously unrepatriated earnings, partially offset by the revaluation of tax-related balance sheet items due to U.S. tax rate changes required by the 2017 Act. In addition, the effective tax rate for 2017 was favorably impacted by the adoption of the new accounting standard for the tax benefit of employee shared-based compensation (see Note 2).

Uncertain Tax Positions

As of December 31, 2017 and 2016, the gross uncertain tax positions were $225.6 million and $245.5 million, respectively. The Company estimates that these liabilities would be reduced by $94.0 million and $44.9 million, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, and timing adjustments. The net amounts of $131.6 million and $200.6 million, respectively, if not required, would favorably affect the Company's effective tax rate.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16.    INCOME TAXES (Continued)

A reconciliation of the beginning and ending amount of uncertain tax positions, excluding interest, penalties, and foreign exchange, is as follows (in millions):

	December 31,
	2017	2016	2015
Uncertain gross tax positions, January 1	$245.5	$216.1	$192.3
Current year tax positions	77.7	29.0	29.6
Increase prior year tax positions	63.7	2.7	2.2
Decrease prior year tax positions	(65.0)	(0.9)	(7.4)
Settlements	(95.3)	(0.3)	(0.4)
Lapse of statutes of limitations	(1.0)	(1.1)	(0.2)
Uncertain gross tax positions, December 31	$225.6	$245.5	$216.1

The Company recognizes interest and penalties, if any, related to uncertain tax positions in the provision for income taxes. As of December 31, 2017, the Company had accrued $7.4 million (net of $2.9 million tax benefit) of interest related to uncertain tax positions, and as of December 31, 2016, the Company had accrued $14.7 million (net of $10.8 million tax benefit) of interest related to uncertain tax positions. During 2017, 2016, and 2015, the Company recognized interest expense (benefit), net of tax benefit, of $(7.3) million, $4.0 million, and $3.9 million, respectively, in "Provision for Income Taxes" on the consolidated statements of operations.

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

At December 31, 2017, all material state, local, and foreign income tax matters have been concluded for years through 2008. The IRS has substantially completed its fieldwork for the 2009 through 2012 tax years. However, the audits have been in suspense pending a final determination with respect to the application for an Advance Pricing Agreement ("APA") discussed below. As a result of the partial agreement discussed below, the IRS will now be able to finalize their audits of the 2009 through 2011 tax years. The IRS began its examination of the 2014 tax year during the fourth quarter of 2016.

The Company had been pursuing an APA between the Switzerland and United States governments for the years 2009 through 2013 covering transfer pricing matters with the possibility of a roll-forward of the results to subsequent years. During December 2017, the U.S. and Swiss Competent Authorities agreed on the terms of several of the transactions covered by the APA, including a rollforward of some of the results through 2020. The remaining terms of transactions not covered by the final bilateral agreement will be reviewed by the IRS as part of the traditional exam process for the tax years beyond 2011. These transfer pricing matters are significant to the Company's consolidated financial statements as the disputed amounts are material, and the final outcome is uncertain. The Company continues to believe its positions are supportable. As a result of the bilateral agreement, a reclassification of $73.7 million was made from the long-term liability for uncertain tax positions to current taxes payable, and a $15.2 million tax benefit was recorded during the quarter.

During 2014, the Company filed with the IRS a request for a pre-filing agreement associated with a tax return filing position on a portion of the litigation settlement payment received in May 2014. During the first quarter of 2015, the IRS accepted the Company's request into the pre-filing agreement program. The closing agreement for this matter was finalized during the fourth quarter of 2016. There remained a disputed issue and the Company was accepted into the Fast-Track Appeals process in July 2017. The Company met with the Fast-Track Appeals team in October 2017 and was unable to reach an

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16.    INCOME TAXES (Continued)

agreement. The Company intends to revert to the regular Appeals process on this issue. The Company made an advance payment of tax in December 2015 to prevent the further accrual of interest on any potential deficiency.

The Company believes that adequate amounts of tax and related penalty and interest have been provided in income tax expense for any adjustments that may result from its uncertain tax positions. Based upon the information currently available and numerous possible outcomes, the Company cannot reasonably estimate what, if any, changes in its existing uncertain tax positions may occur in the next 12 months and thus have recorded the gross uncertain tax positions as a long-term liability. However, if the appeals process related to the pre-filing agreement or transfer pricing matters is finalized in the next 12 months, it is reasonably possible that these events could result in a significant change in the Company's uncertain tax positions within the next 12 months.

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

On November 23, 2015, Edwards Lifesciences PVT, Inc., a U.S. subsidiary of Edwards Lifesciences, filed a lawsuit in the district court in Düsseldorf, Germany for patent infringement against Boston Scientific and a German subsidiary, Boston Scientific Medizintechnik GmbH, alleging that the Lotus heart valve infringes certain claims of Edwards Lifesciences’ German national patents EP 1 441 672 B1 (the "'672 patent") and 2 255 753 B1 (the "'753 patent") related to prosthetic valve and delivery system technology. Edwards Lifesciences later added its German national patent EP 2 399 550 (the "'550 patent") to this suit. The complaint sought unspecified monetary damages and injunctive relief. On March 9, 2016, the German district court ruled that the Lotus heart valve infringes the '550 patent, but does not infringe the '672 patent. The court also ruled that Edwards Lifesciences is entitled to enforce an injunction against the sales of the Lotus valve in Germany upon the payment of a €10.0 million bond, but has not yet elected to do so. Both sides have appealed this decision. The court did not rule on the '753

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17.    LEGAL PROCEEDINGS (Continued)

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

Also on April 19, 2016, Boston Scientific filed a lawsuit against Edwards Lifesciences in the Federal District Court in the Central District of California alleging that five of its transcatheter heart valve delivery systems and a valve crimper infringe certain claims of eight Boston Scientific U.S. patents.  The complaints seek unspecified monetary damages and injunctive relief. Trial is scheduled for May 2018. The Company intends to defend itself vigorously in these matters and has filed IPRs challenging the validity of the Boston Scientific patents in the suit. The lawsuit has been stayed pending the outcome of these IPR proceedings. The USPTO has instituted three of the requested IPRs.

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

Edwards Lifesciences is subject to various environmental laws and regulations both within and outside of the United States. The operations of Edwards Lifesciences, like those of other medical technology companies, involve the use of substances regulated under environmental laws, primarily in manufacturing and sterilization processes. While it is difficult to quantify the potential impact of continuing compliance with environmental protection laws, management believes that such compliance will not have a material impact on Edwards Lifesciences' financial position, results of operations, or liquidity.

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

The table below presents information about Edwards Lifesciences' reportable segments (in millions):

	Years Ended December 31,
	2017	2016	2015
Segment Net Sales
United States	$1,907.6	$1,615.7	$1,262.8
Europe	800.7	745.9	842.9
Japan	356.5	279.6	297.2
Rest of World	357.3	303.6	315.1
Total segment net sales	$3,422.1	$2,944.8	$2,718.0
Segment Pre-tax Income
United States	$1,242.3	$1,050.2	$747.8
Europe	384.5	360.9	409.1
Japan	201.1	139.6	139.4
Rest of World	92.8	73.0	82.2
Total segment pre-tax income	$1,920.7	$1,623.7	$1,378.5

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
18.    SEGMENT INFORMATION (Continued)

The table below presents reconciliations of segment net sales to consolidated net sales and segment pre-tax income to consolidated pre-tax income (in millions):

	Years Ended December 31,
	2017	2016	2015
Net Sales Reconciliation
Segment net sales	$3,422.1	$2,944.8	$2,718.0
Foreign currency	13.2	18.9	(224.3)
Consolidated net sales	$3,435.3	$2,963.7	$2,493.7
Pre-tax Income Reconciliation
Segment pre-tax income	$1,920.7	$1,623.7	$1,378.5
Unallocated amounts:
Corporate items	(895.6)	(826.1)	(711.3)
Special charges, net	(59.9)	(34.5)	—
Intellectual property income (expenses), net	73.3	(32.6)	(7.0)
Interest expense, net	(2.9)	(8.4)	(9.3)
Foreign currency	(0.7)	15.8	(28.5)
Consolidated pre-tax income	$1,034.9	$737.9	$622.4

Enterprise-Wide Information

Enterprise-wide information is based on actual foreign exchange rates used in the Company's consolidated financial statements.

	As of or for the Years Ended December 31,
	2017	2016	2015
	(in millions)
Net Sales by Geographic Area
United States	$1,907.6	$1,615.7	$1,262.9
Europe	831.0	749.0	717.3
Japan	350.3	309.3	246.2
Rest of World	346.4	289.7	267.3
	$3,435.3	$2,963.7	$2,493.7
Net Sales by Major Product Area
Transcatheter Heart Valve Therapy	$2,027.2	$1,628.5	$1,180.3
Surgical Heart Valve Therapy	807.1	774.9	785.0
Critical Care	601.0	560.3	528.4
	$3,435.3	$2,963.7	$2,493.7
Long-lived Tangible Assets by Geographic Area
United States	$608.7	$555.5	$473.6
Europe	28.4	27.9	36.0
Japan	7.6	8.0	8.1
Rest of World	139.7	108.6	96.0
	$784.4	$700.0	$613.7

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.    QUARTERLY FINANCIAL RESULTS AND MARKET FOR THE COMPANY'S STOCK (UNAUDITED)

Years Ended December 31,	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(in millions, except per share data)
2017
Net sales	$883.5	$841.8	$821.5	$888.5	$3,435.3
Gross profit	667.9	630.7	608.2	653.2	2,560.0
Net income (loss) (a)	230.2	186.1	170.1	(2.8)	583.6
Earnings (loss) per common share (a):
Basic	1.09	0.88	0.81	(0.01)	2.77
Diluted	1.06	0.86	0.79	(0.01)	2.70
Market price:
High	$100.48	$120.74	$121.45	$119.04	$121.45
Low	86.55	92.44	107.35	100.20	86.55
2016
Net sales	$697.3	$759.3	$739.4	$767.7	$2,963.7
Gross profit	517.0	556.8	538.0	554.5	2,166.3
Net income	143.0	126.6	141.4	158.5	569.5
Earnings per common share:
Basic	0.67	0.60	0.66	0.74	2.67
Diluted	0.66	0.58	0.65	0.73	2.61
Market price:
High	$89.93	$112.00	$121.73	$121.75	$121.75
Low	72.20	86.73	98.02	81.12	72.20
_______________________________________________________________________________

(a)	The fourth quarter of 2017 includes a $262.0 million tax expense related to the implementation of U.S. tax law changes and receipt of a $112.5 million ($70.3 million, net of tax) litigation payment.

20.    VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions From Reserves	Balance at End of Period
	(in millions)
Year ended December 31, 2017
Allowance for doubtful accounts (a)	$12.8	$2.9	$—	$(2.0)	$13.7
Tax valuation allowance (b)	47.7	(8.9)	2.8	—	41.6
Year ended December 31, 2016
Allowance for doubtful accounts (a)	$13.1	$1.5	$—	$(1.8)	$12.8
Tax valuation allowance (b)	45.2	1.2	1.3	—	47.7
Year ended December 31, 2015
Allowance for doubtful accounts (a)	$11.3	$3.8	$—	$(2.0)	$13.1
Tax valuation allowance (b)	47.7	4.8	—	(7.3)	45.2
_______________________________________________________________________________

(a)	The deductions related to allowances for doubtful accounts represent accounts receivable which are written off.

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

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    The Company's management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2017.

Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded as of December 31, 2017 that the Company's disclosure controls and procedures are designed at a reasonable assurance level and are effective in providing reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting.    The Company's management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, the Company's management concluded that its internal control over financial reporting was effective as of December 31, 2017. The effectiveness of the Company's internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting.    There have been no changes in the Company's internal control over financial reporting that occurred during the Company's fourth fiscal quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Certain information required by this Item will be set forth under the headings "Corporate Governance Policies and Practices," "Executive Compensation and Other Information—Executive Officers," and "Other Matters and Business—Additional Information" and "—Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive proxy materials to be filed in connection with the Company's 2018 Annual Meeting of Stockholders (the "Proxy Statement") (which Proxy Statement will be filed with the SEC within 120 days of December 31, 2017). The information required by this Item to be contained in the Proxy Statement is incorporated herein by reference. The Company has adopted a code of ethics that applies to all directors and employees, including the Company's principal executive officer, principal financial officer and controller or persons performing similar functions. The code of ethics (business practice standards) is posted on the Company's website, which is found at www.edwards.com under "Investors." To the extent required by applicable rules of the SEC and the New York Stock Exchange, the Company intends to disclose on its website any amendments to, or waivers from, any provision of its code of ethics that apply to the Company's directors and executive officers, including the principal executive officer, principal financial officer or controller or persons performing similar functions.

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information contained under the heading "Other Matters and Business—Related Party Transactions" and under the heading "Corporate Governance Policies and Practices—Director Independence" in the Proxy Statement is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

The information contained under the heading "Audit Matters—Fees Paid to Principal Accountants" in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)  The following documents are filed as part of this report:

1.  Consolidated Financial Statements.  See “Index to Consolidated Financial Statements” in Part II, Item 8 herein.

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
4.1
Specimen form of certificate representing Edwards Lifesciences Corporation common stock (incorporated by reference to Exhibit 4.1 in Edwards Lifesciences' Registration Statement on Form 10 (File No. 001-15525) filed on March 15, 2000)

4.2
Indenture, dated as of September 6, 2013, between Edwards Lifesciences Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.5 in Edwards Lifesciences' Registration Statement on Form S-3 (File No. 333-191022) filed on September 6, 2013) (the "Indenture")

4.3
First Supplemental Indenture, dated as of October 3, 2013, to the Indenture (incorporated by reference to Exhibit 4.1 in Edwards Lifesciences' report on Form 8-K, filed on October 3, 2013) ("First Supplemental Indenture")

4.4
Form of Global Note for the 2.875% Senior Notes due 2018 (incorporated by reference to Exhibit A in the First Supplemental Indenture filed as Exhibit 4.1 in Edwards Lifesciences' report on Form 8-K, filed on October 3, 2013)

10.1
Five Year Credit Agreement, dated as of July 18, 2014, among Edwards Lifesciences Corporation and certain of its subsidiaries, as Borrowers; the lenders signatory thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Issuing Bank; JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as Co-Syndication Agents; and Deutsche Bank Securities Inc., HSBC Bank USA, National Association, PNC Bank, National Association, The Bank of Tokyo-Mitsubishi UFJ, Ltd., and U.S. Bank National Association, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 in Edwards Lifesciences' report on Form 8-K, filed on July 24, 2014)

10.2	Amendment No. 1 to Five Year Credit Agreement dated May 5, 2017 (incorporated by reference to Exhibit 10.1 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended June 30, 2017)
#10.3
Settlement Agreement, dated May 19, 2014, between Edwards Lifesciences Corporation and Medtronic, Inc. (incorporated by reference to Exhibit 10.2 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended June 30, 2014)

*10.4	Edwards Lifesciences Corporation Form of Employment Agreement (incorporated by reference to Exhibit 10.8 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended March 31, 2003)
*10.5
Edwards Lifesciences Corporation Amended and Restated Employment Agreement for Michael A. Mussallem dated March 30, 2009 (incorporated by reference to Exhibit 10.2 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended March 31, 2009)

*10.6
Edwards Lifesciences Corporation Amended and Restated Chief Executive Officer Change-in-Control Severance Agreement, dated October 9, 2012 (incorporated by reference to Exhibit 10.1 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended September 30, 2012)

*10.7
Edwards Lifesciences Corporation Form of Change-in-Control Severance Agreement (incorporated by reference to Exhibit 10.2 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended September 30, 2012)

*10.8	Edwards Lifesciences Corporation 2015 Edwards Incentive Plan (incorporated by reference to Appendix A in Edwards Lifesciences’ Definitive Proxy Statement filed on March 30, 2015)
*10.9
Edwards Lifesciences Corporation Long-Term Stock Incentive Compensation Program, as amended and restated as of February 23, 2017 (the "Long-Term Stock Program") (incorporated by reference to Appendix A in Edwards Lifesciences' Definitive Proxy Statement filed on March 30, 2017)

Exhibit No.	Exhibit No.
*10.10
Edwards Lifesciences Corporation Form of Participant Stock Option Statement and related Long-Term Stock Program Global Nonqualified Stock Option Award Agreement for awards granted prior to May 2015 (incorporated by reference to Exhibit 10.1 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended March 31, 2011)

*10.11
Edwards Lifesciences Corporation Form of Participant Restricted Stock Unit Statement and related Long-Term Stock Program Global Restricted Stock Unit Award Agreement for awards granted prior to May 2015 (incorporated by reference to Exhibit 10.2 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended March 31, 2011)

*10.12
Edwards Lifesciences Corporation Form of Performance-Based Restricted Stock Unit Statement and related Long-Term Stock Program Global Performance-Based Restricted Stock Unit Award Agreement for awards granted prior to May 2015 (incorporated by reference to Exhibit 10.1 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended June 30, 2012)

*10.13
Edwards Lifesciences Corporation Form of Long-Term Stock Program Global Nonqualified Stock Option Award Agreement for awards granted beginning May 2015 (incorporated by reference to Exhibit 10.3 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended June 30, 2015)

*10.14
Edwards Lifesciences Corporation Form of Long-Term Stock Program Global Restricted Stock Unit Award Agreement for awards granted beginning May 2015 (incorporated by reference to Exhibit 10.4 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended June 30, 2015)

*10.15
Edwards Lifesciences Corporation Form of Performance-Based Restricted Stock Unit Statement and related Long-Term Stock Program Global Performance-Based Restricted Stock Unit Award Agreement for awards granted beginning May 2015 (incorporated by reference to Exhibit 10.5 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended June 30, 2015)

*10.16
Edwards Lifesciences Corporation Nonemployee Directors Stock Incentive Program, as amended and restated as of February 25, 2016 (incorporated by reference to Exhibit 10.1 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended March 31, 2016)

*10.17
Edwards Lifesciences Corporation Form of Participant Stock Option Statement and related Nonemployee Directors Stock Incentive Program Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended June 30, 2013)

*10.18
Edwards Lifesciences Corporation Form of Nonemployee Directors Stock Incentive Program Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.4 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended March 31, 2011)

*10.19
Edwards Lifesciences Corporation Form of Nonemployee Directors Stock Incentive Program Restricted Stock Agreement (incorporated by reference to Exhibit 10.5 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended March 31, 2011)

*10.20
Edwards Lifesciences Corporation Severance Pay Plan, restated effective January 1, 2013 (incorporated by reference to Exhibit 10.1 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended March 31, 2013)

*10.21
Amendment No. 1 to the Edwards Lifesciences Corporation Severance Pay Plan, dated February 24, 2017 (incorporated by reference to Exhibit 10.5 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended March 31, 2017)

*10.22
Amendment No. 2 to the Edwards Lifesciences Corporation Severance Pay Plan, dated April 26, 2017 (incorporated by reference to Exhibit 10.2 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended June 30, 2017)

*10.23
Edwards Lifesciences Corporation Executive Deferred Compensation Plan, as amended and restated effective November 9, 2011 (incorporated by reference to Exhibit 10.7 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2011)

*10.24
Edwards Lifesciences Technology SARL Retirement Savings Plan (formerly known as the Edwards Lifesciences Corporation of Puerto Rico Savings and Investment Plan), as amended and restated January 1, 2011 (incorporated by reference to Exhibit 10.17 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2012)

*10.25
Amendment No. 1 to the Edwards Lifesciences Technology SARL Retirement Savings Plan (formerly known as the Edwards Lifesciences Corporation of Puerto Rico Savings and Investment Plan), dated June 25, 2013 (incorporated by reference to Exhibit 10.3 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended March 31, 2017)

*10.26
Amendment No. 2 to the Edwards Lifesciences Technology SARL Retirement Savings Plan (formerly known as the Edwards Lifesciences Corporation of Puerto Rico Savings and Investment Plan), dated February 24, 2017 (incorporated by reference to Exhibit 10.4 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended March 31, 2017)

Exhibit No.	Exhibit No.
*10.27
Amendment No. 3 to the Edwards Lifesciences Technology SARL Retirement Savings Plan (formerly known as the Edwards Lifesciences Corporation of Puerto Rico Savings and Investment Plan), dated February 14, 2018

*10.28
Edwards Lifesciences Corporation 401(k) Savings and Investment Plan, restated effective January 1, 2016 (incorporated by reference to Exhibit 10.2 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended March 31, 2016)

*10.29
Amendment No. 1 to the Edwards Lifesciences Corporation 401(k) Savings and Investment Plan, dated May 2, 2016 (incorporated by reference to Exhibit 10.1 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended June 30, 2016)

*10.30
Amendment No. 2 to the Edwards Lifesciences Corporation 401(k) Savings and Investment Plan, dated December 19, 2016 (incorporated by reference to Exhibit 10.24 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2016

*10.31
Amendment No. 3 to the Edwards Lifesciences Corporation 401(k) Savings and Investment Plan, dated February 24, 2017 (incorporated by reference to Exhibit 10.1 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended March 31, 2017)

*10.32
Amendment No. 4 to the Edwards Lifesciences Corporation 401(k) Savings and Investment Plan, dated February 24, 2017 (incorporated by reference to Exhibit 10.2 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended March 31, 2017)

*10.33	Amendment No. 5 to the Edwards Lifesciences Corporation 401(k) Savings and Investment Plan, dated October 27, 2017
*10.34	Amendment No. 6 to the Edwards Lifesciences Corporation 401(k) Savings and Investment Plan, dated December 19, 2017
*10.35	Amendment No. 7 to the Edwards Lifesciences Corporation 401(k) Savings and Investment Plan, dated December 19, 2017
*10.36
Edwards Lifesciences Corporation 2001 Employee Stock Purchase Plan for United States Employees, as amended and restated February 23, 2017 (incorporated by reference to Appendix B in Edwards Lifesciences' Definitive Proxy Statement filed on March 30, 2017)

*10.37
Edwards Lifesciences Corporation 2001 Employee Stock Purchase Plan for International Employees, as amended and restated February 20, 2014 (incorporated by reference to Appendix B in Edwards Lifesciences' Definitive Proxy Statement filed on March 28, 2014)

*10.38
Edwards Lifesciences Corporation Officer Perquisite Program Guidelines, as of February 20, 2013 (incorporated by reference to Exhibit 10.25 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2012)

*10.39	Edwards Lifesciences Corporation Form of Indemnification Agreement (incorporated by reference to Exhibit 10.20 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2011)
12.1	Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of Edwards Lifesciences Corporation
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial statements from Edwards Lifesciences' Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity and (vi) Notes to Consolidated Financial Statements.

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

EDWARDS LIFESCIENCES CORPORATION
February 16, 2018	By:	/s/ MICHAEL A. MUSSALLEM
Michael A. Mussallem Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL A. MUSSALLEM	Chairman of the Board and Chief Executive Officer	February 16, 2018
Michael A. Mussallem	(Principal Executive Officer)

/s/ SCOTT B. ULLEM	Corporate Vice President, Chief Financial Officer	February 16, 2018
Scott B. Ullem	(Principal Financial Officer)

/s/ ROBERT W.A. SELLERS	Vice President, Corporate Controller	February 16, 2018
Robert W.A. Sellers	(Principal Accounting Officer)

/s/ JOHN T. CARDIS	Director	February 16, 2018
John T. Cardis

/s/ KIERAN T. GALLAHUE	Director	February 16, 2018
Kieran T. Gallahue

/s/ LESLIE S. HEISZ	Director	February 16, 2018
Leslie S. Heisz

/s/ WILLIAM J. LINK, PH.D.	Director	February 16, 2018
William J. Link, Ph.D.

/s/ STEVEN R. LORANGER	Director	February 16, 2018
Steven R. Loranger

/s/ MARTHA H. MARSH	Director	February 16, 2018
Martha H. Marsh

/s/ WESLEY W. VON SCHACK	Director	February 16, 2018
Wesley W. von Schack

/s/ NICHOLAS J. VALERIANI	Director	February 16, 2018
Nicholas J. Valeriani