Form 10-Q
period 2018-03-31
Edwards Lifesciences Corp
filed 2018-04-27
CIK 1099800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The number of shares outstanding of the registrant's common stock, $1.00 par value, as of April 23, 2018 was 210,779,115.

EDWARDS LIFESCIENCES CORPORATION
FORM 10-Q
For the quarterly period ended March 31, 2018

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements contained in this report to be covered by the safe harbor provisions of such Acts. All statements other than statements of historical fact in this report or referred to or incorporated by reference into this report are "forward-looking statements" for purposes of these sections. These statements include, among other things, any predictions of earnings, revenues, expenses or other financial items, plans or expectations with respect to development activities, clinical trials or regulatory approvals, any statements of plans, strategies and objectives of management for future operations, any statements concerning our future operations, financial conditions and prospects, and any statements of assumptions underlying any of the foregoing. These statements can sometimes be identified by the use of the forward-looking words such as "may," "believe," "will," "expect," "project," "estimate," "should," "anticipate," "plan," "goal," "continue," "seek," "pro forma," "forecast," "intend," "guidance," "optimistic," "aspire," "confident," other forms of these words or similar words or expressions or the negative thereof. Investors are cautioned not to unduly rely on such forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause our results or future business, financial condition, results of operations or performance to differ materially from our historical results or experiences or those expressed or implied in any forward-looking statements contained in this report. Investors should carefully review the information contained in, or incorporated by reference into, our annual report on Form 10-K for the year ended December 31, 2017 and subsequent reports on Forms 10-Q and 8-K for a description of certain of these risks and uncertainties. These forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections.

Unless otherwise indicated or otherwise required by the context, the terms "we," "our," "it," "its," "Company," "Edwards," and "Edwards Lifesciences" refer to Edwards Lifesciences Corporation and its subsidiaries.

Part I. Financial Information

Item 1.    Financial Statements
EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions, except par value; unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$1,227.0	$818.3
Short-term investments (Note 5)	272.3	519.2
Accounts receivable, net of allowances of $9.0 and $8.5, respectively	406.6	421.6
Other receivables	40.2	40.6
Inventories (Note 2)	573.9	554.9
Prepaid expenses	78.0	60.6
Other current assets	118.9	116.9
Total current assets	2,716.9	2,532.1
Long-term investments (Note 5)	532.1	567.0
Property, plant, and equipment, net	711.6	679.7
Goodwill	1,144.8	1,126.5
Other intangible assets, net	480.5	468.0
Deferred income taxes	181.4	167.1
Other assets	57.8	108.9
Total assets	$5,825.1	$5,649.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 2)	$674.1	$753.2
Short-term debt	598.6	598.0
Contingent consideration liabilities (Note 6)	41.8	51.7
Total current liabilities	1,314.5	1,402.9
Long-term debt	456.0	438.4
Contingent consideration liabilities (Note 6)	196.3	192.6
Taxes payable	290.8	347.5
Other long-term liabilities	321.8	311.7
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock, $.01 par value, authorized 50.0 shares, no shares outstanding	—	—
Common stock, $1.00 par value, 350.0 shares authorized, 213.0 and 212.0 shares issued, and 210.7 and 209.7 shares outstanding, respectively	213.0	212.0
Additional paid-in capital	1,229.1	1,166.9
Retained earnings	2,179.1	1,962.1
Accumulated other comprehensive loss	(121.3)	(132.7)
Treasury stock, at cost, 2.3 and 2.3 shares, respectively	(254.2)	(252.1)
Total stockholders' equity	3,245.7	2,956.2
Total liabilities and stockholders' equity	$5,825.1	$5,649.3
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in millions, except per share information; unaudited)

	Three Months Ended March 31,
	2018	2017
Net sales	$894.8	$883.5
Cost of sales	233.6	215.6
Gross profit	661.2	667.9
Selling, general, and administrative expenses	256.0	229.6
Research and development expenses	143.2	128.7
Intellectual property litigation expenses	5.7	10.2
Change in fair value of contingent consideration liabilities, net (Note 6)	3.8	1.1
Operating income	252.5	298.3
Interest (income) expense, net	(0.8)	2.4
Special gains (Note 4)	(7.1)	—
Other (income) expense, net	(3.1)	2.3
Income before provision for income taxes	263.5	293.6
Provision for income taxes	56.9	63.4
Net income	$206.6	$230.2
Share information (Note 11)
Earnings per share:
Basic	$0.98	$1.09
Diluted	$0.96	$1.06
Weighted-average number of common shares outstanding:
Basic	210.2	211.2
Diluted	215.1	216.4
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$206.6	$230.2
Other comprehensive income, net of tax (Note 10):
Foreign currency translation adjustments	28.4	23.7
Unrealized loss on cash flow hedges	(12.6)	(6.3)
Defined benefit pension plans	0.3	—
Unrealized loss on available-for-sale investments	(6.1)	(1.0)
Reclassification of net realized investment loss to earnings	1.4	0.5
Other comprehensive income	11.4	16.9
Comprehensive income	$218.0	$247.1
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net income	$206.6	$230.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19.1	21.1
Stock-based compensation (Note 8)	18.4	15.2
Change in fair value of contingent consideration liabilities, net (Note 6)	3.8	1.1
Deferred income taxes	31.1	36.6
Purchased in-process research and development	—	5.6
Other	1.0	(0.6)
Changes in operating assets and liabilities:
Accounts and other receivables, net	29.9	(81.5)
Inventories	(3.3)	(24.3)
Accounts payable and accrued liabilities	(118.0)	(94.2)
Income taxes	(6.7)	19.0
Prepaid expenses and other current assets	(26.4)	(3.6)
Other	(4.2)	3.7
Net cash provided by operating activities	151.3	128.3
Cash flows from investing activities
Capital expenditures	(43.2)	(15.9)
Proceeds from held-to-maturity investments (Note 5)	238.5	229.5
Purchases of available-for sale investments (Note 5)	—	(167.4)
Proceeds from available-for-sale investments (Note 5)	42.3	193.3
Investments in intangible assets and in-process research and development	(3.0)	(2.7)
Investments in trading securities, net	(3.1)	(4.4)
Investments in unconsolidated affiliates, net (Note 5)	(1.8)	0.2
Payment of contingent consideration	(10.0)	—
Acquisition of business, net of cash acquired	—	(82.0)
Other	0.6	0.6
Net cash used in investing activities	220.3	151.2
Cash flows from financing activities
Proceeds from issuance of debt	5.1	377.4
Payments on debt and capital lease obligations	(5.1)	(353.4)
Purchases of treasury stock	(2.2)	(437.4)
Proceeds from stock plans	44.7	23.1
Other	(1.6)	(1.0)
Net cash provided by (used in) financing activities	40.9	(391.3)
Effect of currency exchange rate changes on cash and cash equivalents	(3.8)	1.0
Net increase (decrease) in cash and cash equivalents	408.7	(110.8)
Cash and cash equivalents at beginning of period	818.3	930.1
Cash and cash equivalents at end of period	$1,227.0	$819.3
Supplemental disclosures:
Non-cash investing and financing transactions:
Fair value of shares issued in connection with business combinations	$—	$266.5
Capital expenditures accruals	$15.8	$12.8
The accompanying notes are an integral part of these
consolidated condensed financial statements.

1.     BASIS OF PRESENTATION

The accompanying interim consolidated condensed financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the consolidated financial statements and notes included in Edwards Lifesciences Corporation's Annual Report on Form 10-K for the year ended December 31, 2017. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") have been condensed or omitted.

In the opinion of management, the interim consolidated condensed financial statements reflect all adjustments considered necessary for a fair statement of the interim periods. All such adjustments are of a normal, recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

Recently Adopted Accounting Standards

In February 2018, the Financial Accounting Standards Board ("FASB") issued an amendment to the guidance on comprehensive income. The amendment permits a company to reclassify the income tax effects of the Tax Cuts and Jobs Act (the "2017 Act") on items within accumulated other comprehensive income to retained earnings. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company early adopted this guidance as of January 1, 2018, and elected to reclassify the income tax effects of the 2017 Act from accumulated other comprehensive loss to retained earnings. Accordingly, during the quarter ended March 31, 2018, the Company reclassified $7.8 million of tax benefits associated with its hedging activities from accumulated other comprehensive loss to retained earnings. Tax effects unrelated to the 2017 Act are released from accumulated other comprehensive loss using either the specific identification approach or the portfolio approach based on the nature of the underlying item.

In August 2017, the FASB issued an amendment to the guidance on derivatives and hedging. The amendment expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. The guidance is effective for periods beginning after December 15, 2018, including interim periods within those annual periods. The Company early adopted this guidance as of January 1, 2018. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements. Certain provisions of the guidance required modifications to existing disclosure requirements on a prospective basis. See Note 7 for disclosures relating to the Company's derivative instruments and hedging activities.

In March 2017, the FASB issued an amendment on the guidance on retirement benefits. The amendment requires that employers report the service cost component of net benefit cost in the same line item as other compensation costs arising from services rendered by the pertinent employees. The other components of net benefit cost are required to be presented in the consolidated statements of operations separately from the service cost component and outside a subtotal of income from operations. Additionally, only the service cost component of net benefit cost is eligible for capitalization. The guidance was effective for periods beginning after December 15, 2017, including interim periods within those annual periods. The Company adopted the guidance related to the presentation of the service cost component and the other components of net benefit cost in the income statement retrospectively, and the guidance related to the capitalization of the service cost component of net benefit cost was adopted prospectively. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements for the quarter ended March 31, 2018 and 2017. The Company elected to apply the practical expedient that permits the use of previously disclosed service cost and other costs from the prior year’s employee benefit plan footnote as appropriate estimates when retrospectively changing the presentation of these costs in the consolidated statements of operations.

In January 2017, the FASB issued an amendment to the guidance on business combinations. The amendment clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The guidance was effective for annual periods beginning after December 15, 2017, including interim periods within those periods.

In October 2016, the FASB issued an amendment to the guidance on income taxes. The amendment eliminates the deferral of the tax effects of intra-entity asset transfers other than inventory. As a result, the income tax consequences from the intra-entity transfer of an asset other than inventory and associated changes to deferred taxes will be recognized when the transfer occurs. The guidance was effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The Company adopted this new standard using the modified retrospective method. Upon adoption, the Company recorded a $2.6 million increase to retained earnings, a $50.3 million decrease to other assets, and a $52.9 million decrease to long-term taxes payable. In addition, the Company reclassified $46.5 million from long-term taxes payable to deferred income taxes, and also made this reclassification in the prior year's consolidated condensed balance sheet to conform to the current year presentation.

In August 2016, the FASB issued an amendment to the guidance on the statement of cash flows. The standard addresses eight specific cash flow issues, and is intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. The guidance was effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. This guidance impacts how the Company classifies contingent consideration payments made after a business combination. Contingent consideration payments that are not made soon after the acquisition date will be classified as a financing activity up to the amount of the contingent consideration liability recognized at the acquisition date, with any excess classified as an operating activity. Contingent consideration payments made soon after the acquisition date will continue to be classified as an investing activity. The Company did not make any contingent consideration payments in the quarter ended March 31, 2017; therefore, no retrospective adjustments were required. The adoption of the other provisions of this guidance did not have a material impact on the Company's consolidated financial statements.

In May 2014, the FASB issued an update to the accounting guidance on revenue recognition. The new guidance provides a comprehensive, principles-based approach to revenue recognition, and supersedes most previous revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires improved disclosures on the nature, amount, timing, and uncertainty of revenue that is recognized. In August 2015, the FASB issued an update to the guidance to defer the effective date by one year, such that the new standard will be effective for annual reporting periods beginning after December 15, 2017 and interim periods therein. The new guidance can be applied retrospectively to each prior reporting period presented (retrospective method), or retrospectively with the cumulative effect of the change recognized at the date of the initial application (modified retrospective method). The Company adopted the new guidance on January 1, 2018 using the modified retrospective method to contracts that were not completed as of January 1, 2018. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

2.     COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS
Components of selected captions in the consolidated condensed balance sheets consisted of the following (in millions):

	March 31, 2018	December 31, 2017
Inventories
Raw materials	$108.0	$101.4
Work in process	131.7	121.1
Finished products	334.2	332.4
	$573.9	$554.9

At March 31, 2018 and December 31, 2017, $94.4 million and $88.4 million, respectively, of the Company's finished products inventories were held on consignment.

	March 31, 2018	December 31, 2017
Accounts payable and accrued liabilities
Accounts payable	$121.2	$116.6
Employee compensation and withholdings	140.2	249.4
Taxes payable (Note 12)	125.1	97.8
Property, payroll, and other taxes	46.5	41.9
Research and development accruals	46.0	39.2
Accrued rebates	49.4	53.9
Fair value of derivatives	25.9	24.8
Accrued marketing expenses	18.2	14.9
Litigation and insurance reserves	16.6	15.0
Accrued relocation costs	10.6	8.7
Accrued professional services	6.3	8.5
Accrued realignment reserves	1.5	8.2
Other accrued liabilities	66.6	74.3
	$674.1	$753.2

3.     REVENUE
Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those products or services.

The Company generates nearly all of its revenue from direct product sales and sales of products under consignment arrangements. Revenue from direct product sales is recognized at a point in time upon delivery of the product. Revenue from sales of consigned inventory is recognized at a point in time when the Company is notified by the customer that the product has been used. Notification is usually through the replenishing of the inventory, and the Company periodically reviews consignment inventories to confirm the accuracy of customer reporting. The Company also generates a small portion of its revenue from service contracts, and recognizes revenue from service contracts ratably over the term of the contracts. Sales taxes and other similar taxes that the Company collects concurrent with revenue-producing activities are excluded from revenue. The Company does not have any significant unusual payment terms in its contracts with customers. In addition, the Company receives royalty payments for the licensing of certain intellectual property and recognizes the royalty when the subsequent sale of product using the intellectual property occurs.

The amount of consideration the Company ultimately receives varies depending upon the return terms, sales rebates, discounts, and other incentives that the Company may offer, which are accounted for as variable consideration when estimating the amount of revenue to recognize. The estimate of variable consideration requires significant judgment. The Company includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely upon an assessment of historical payment experience, historical relationship to revenues, estimated customer inventory levels, and current contract sales terms with direct and indirect customers.

The Company's sales adjustment related to distributor rebates given to the Company's United States distributors represents the difference between the Company's sales price to the distributor and the negotiated price to be paid by the end-customer. This distributor rebate is recorded as a reduction to sales and a reduction to the distributor's accounts receivable at the time of sale to a distributor. The Company periodically monitors current pricing trends and distributor inventory levels to ensure the credit for future distributor rebates is fairly stated.

The Company also offers volume rebates to certain group purchasing organizations ("GPOs") and customers based upon target sales levels. Volume rebates offered to GPOs are recorded as a reduction to sales and an obligation to the GPOs, as the Company expects to pay in cash. Volume rebates offered to customers are recorded as a reduction to sales and accounts receivable, as the Company expects a net payment from the customer. The provision for volume rebates is estimated based on customers' contracted rebate programs, projected sales levels, and historical experience of rebates paid. The Company periodically monitors its customer rebate programs to ensure that the allowance and liability for accrued rebates is fairly stated.

Product returns are typically not significant because returns are generally not allowed unless the product is damaged at time of receipt. In limited circumstances, the Company may allow customers to return previously purchased products, such as for next-generation product offerings. For these transactions, the Company defers recognition of revenue on the sale of the earlier generation product based upon an estimate of the amount of product to be returned when the next-generation products are shipped to the customer.

Contracts with Multiple Performance Obligations

A limited number of the Company’s contracts with customers contain multiple performance obligations. For these contracts, the transaction price is allocated to each performance obligation based on its relative standalone selling price charged to other customers.

Deferred Revenue

The Company sells separately priced service contracts, which range from 12 months to 36 months, to owners of its hemodynamic monitors. The Company invoices the customer the total amount of consideration at the inception of the contract and recognizes revenue ratably over the term of the contract. As of March 31, 2018 and December 31, 2017, $5.3 million and $4.2 million, respectively, of deferred revenue associated with outstanding service contracts was recorded in “Accounts Payable and Accrued Liabilities” and "Other Long-term Liabilities." During the three months ended March 31, 2018, the Company recognized as revenue $0.6 million that was included in the balance of deferred revenue as of December 31, 2017.

The Company applies the optional exemption of not disclosing the amount of the transaction price allocated to unsatisfied performance obligations for contracts with an original expected duration of one year or less.

4.     SPECIAL GAINS
In September 2017, the Company recorded a $10.2 million charge related primarily to severance expenses (impacting 232 employees) and other costs associated with the planned closure of its manufacturing plant in Switzerland. As of March 31, 2018, the Company's remaining severance obligations of $1.8 million are expected to be substantially paid by September 30, 2018.

In March 2018, the Company recorded a $7.1 million gain related to the curtailment of its defined benefit plan in Switzerland resulting from the plant closure.

5.     INVESTMENTS

Debt Securities

Investments in debt securities at the end of each period were as follows (in millions):

	March 31, 2018				December 31, 2017
Held-to-maturity	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Bank time deposits	$146.1	$—	$—	$146.1	$382.9	$—	$—	$382.9
Commercial paper	0.2	—	—	0.2	1.4	—	—	1.4
U.S. government and agency securities	3.4	—	—	3.4	3.9	—	—	3.9
Total	$149.7	$—	$—	$149.7	$388.2	$—	$—	$388.2

Available-for-sale
Bank time deposits	$0.5	$—	$—	$0.5	$0.5	$—	$—	$0.5
Commercial paper	30.0	—	—	30.0	40.3	—	—	40.3
U.S. government and agency securities	69.5	—	(1.0)	68.5	69.4	—	(0.7)	68.7
Foreign government bonds	3.0	—	—	3.0	3.0	—	—	3.0
Asset-backed securities	112.3	0.1	(1.0)	111.4	121.2	—	(0.4)	120.8
Corporate debt securities	422.7	0.7	(4.3)	419.1	446.5	0.8	(1.8)	445.5
Municipal securities	4.4	—	—	4.4	4.4	—	—	4.4
Total	$642.4	$0.8	$(6.3)	$636.9	$685.3	$0.8	$(2.9)	$683.2
The cost and fair value of investments in debt securities, by contractual maturity, as of March 31, 2018 were as follows:

	Held-to-Maturity		Available-for-Sale
	Cost	Fair Value	Cost	Fair Value
	(in millions)
Due in 1 year or less	$146.4	$146.4	$126.3	$125.9
Due after 1 year through 5 years	—	—	410.0	405.8
Instruments not due at a single maturity date	3.3	3.3	106.1	105.2
	$149.7	$149.7	$642.4	$636.9
Actual maturities may differ from the contractual maturities due to call or prepayment rights.
The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of March 31, 2018 and December 31, 2017, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	March 31, 2018
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$9.6	$—	$—	$—	$9.6	$—
U.S. government and agency securities	34.7	(0.4)	37.0	(0.5)	71.7	(0.9)
Foreign government bonds	3.0	—	—	—	3.0	—
Asset-backed securities	83.8	(0.8)	21.4	(0.2)	105.2	(1.0)
Corporate debt securities	235.2	(3.4)	56.2	(1.0)	291.4	(4.4)
Municipal securities	4.3	—	—	—	4.3	—
	$370.6	$(4.6)	$114.6	$(1.7)	$485.2	$(6.3)

	December 31, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$2.4	$—	$—	$—	$2.4	$—
U.S. government and agency securities	31.5	(0.2)	37.1	(0.5)	68.6	(0.7)
Foreign government bonds	3.0	—	—	—	3.0	—
Asset-backed securities	90.8	(0.3)	23.2	(0.1)	114.0	(0.4)
Corporate debt securities	253.3	(1.2)	59.2	(0.6)	312.5	(1.8)
Municipal securities	4.3	—	—	—	4.3	—
	$385.3	$(1.7)	$119.5	$(1.2)	$504.8	$(2.9)

Investments in Unconsolidated Affiliates

The Company has a number of equity investments in privately and publicly held companies. Investments in these unconsolidated affiliates are recorded in "Long-term Investments" on the consolidated condensed balance sheets, and are as follows:

	March 31, 2018	December 31, 2017
	(in millions)
Equity method investments
Cost	9.2	9.2
Equity in losses	(4.9)	(5.1)
Carrying value of equity method investments	4.3	4.1
Cost method investments
Carrying value of cost method investments	13.5	10.7
Total investments in unconsolidated affiliates	$17.8	$14.8
During the three months ended March 31, 2018, the gross realized gains or losses from sales of available-for-sale investments were not material.
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

Financial instruments also include notes payable. As of March 31, 2018, the fair value of the notes payable, based on Level 2 inputs, was $601.8 million, versus a carrying value of $598.6 million.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company's financial instruments which are measured at fair value on a recurring basis (in millions):

March 31, 2018	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$50.9	$60.5	$—	$111.4
Available-for-sale investments:
Bank time deposits	—	0.5	—	0.5
Corporate debt securities	—	419.1	—	419.1
Asset-backed securities	—	111.4	—	111.4
U.S. government and agency securities	20.6	47.9	—	68.5
Foreign government bonds	—	3.0	—	3.0
Commercial paper	—	30.0	—	30.0
Municipal securities	—	4.4	—	4.4
Investments held for deferred compensation plans	66.9	—	—	66.9
Derivatives	—	3.7	—	3.7
	$138.4	$680.5	$—	$818.9
Liabilities
Derivatives	$—	$25.9	$—	$25.9
Deferred compensation plans	67.0	—	—	67.0
Contingent consideration liabilities	—	—	238.1	238.1
	$67.0	$25.9	$238.1	$331.0
December 31, 2017
Assets
Cash equivalents	$52.2	$22.8	$—	$75.0
Available-for-sale investments:
Bank time deposits	—	0.5	—	0.5
Corporate debt securities	—	445.5	—	445.5
Asset-backed securities	—	120.8	—	120.8
U.S. government and agency securities	20.6	48.1	—	68.7
Foreign government bonds	—	3.0	—	3.0
Commercial paper	—	40.3	—	40.3
Municipal securities	—	4.4	—	4.4
Investments held for deferred compensation plans	63.7	—	—	63.7
Derivatives	—	4.9	—	4.9
	$136.5	$690.3	$—	$826.8
Liabilities
Derivatives	$—	$24.8	$—	$24.8
Deferred compensation plans	64.1	—	—	64.1
Contingent consideration liabilities		—	244.3	244.3
	$64.1	$24.8	$244.3	$333.2

The following table summarizes the changes in fair value of the contingent consideration liabilities for the three months ended March 31, 2018 (in millions):

Balance at December 31, 2017	$244.3
Additions	—
Payments	(10.0)
Changes in fair value	3.8
Balance at March 31, 2018	$238.1

In January 2018, contingent consideration of $10.0 million was paid to the former shareholders of Harpoon Medical, Inc. upon achievement of a regulatory milestone.

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

Contingent Consideration Liabilities

Certain of the Company's acquisitions involve contingent consideration arrangements. Payment of additional consideration is contingent upon the acquired company reaching certain performance milestones, such as attaining specified revenue levels, achieving product development targets, or obtaining regulatory approvals. These contingent consideration liabilities are measured at estimated fair value using either a probability weighted discounted cash flow analysis or a Monte Carlo simulation model, both of which consider significant unobservable inputs. These inputs include (1) the discount rate used to present value the projected cash flows (ranging from 1.6% to 3.8%), (2) the probability of milestone achievement (ranging from 25.0% to 98.5%), (3) the projected payment dates (ranging from 2018 to 2025), and (4) the volatility of future revenue (45.0%). The use of different assumptions could have a material effect on the estimated fair value amounts.

7.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses derivative financial instruments to manage interest rate and foreign currency risks, as summarized below. It is the Company's policy not to enter into derivative financial instruments for speculative purposes. Notional amounts are stated in United States dollar equivalents at spot exchange rates at the respective dates.

	Notional Amount
	March 31, 2018	December 31, 2017
	(in millions)
Foreign currency forward exchange contracts	$1,188.1	$979.8

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

The Company previously used interest rate swaps to convert a portion of its fixed-rate debt into variable-rate debt. These interest rate swaps were designated as fair value hedges and met the shortcut method requirements under the accounting standards for derivatives and hedging. Accordingly, changes in the fair values of the interest rate swaps were considered to exactly offset changes in the fair value of the underlying long-term debt. In December 2017, these interest rate swaps were settled.

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

All derivative financial instruments are recognized at fair value in the consolidated condensed balance sheets. For each derivative instrument that is designated as a fair value hedge, the gain or loss on the derivative is recognized immediately to earnings, and offsets the loss or gain on the underlying hedged item. The gain or loss on the interest rate swaps (designated as fair value hedges) is classified in net interest expense, as they hedged the interest rate risk associated with the Company's fixed-rate debt. The Company reports in "Accumulated Other Comprehensive Loss" the gain or loss on derivative financial instruments that are designated, and that qualify, as cash flow hedges. The Company reclassifies these gains and losses into earnings in the same period in which the underlying hedged transactions affect earnings. Net investment hedges are reported in "Accumulated Other Comprehensive Loss" as a part of the cumulative translation adjustment, and would be reclassified into earnings if the underlying net investment is sold or substantially liquidated. The gains and losses on derivative financial instruments for which the Company does not elect hedge accounting treatment are recognized in the consolidated condensed statements of operations in each period based upon the change in the fair value of the derivative financial instrument. Cash flows from net investment hedges are reported as investing activities in the consolidated condensed statements of cash flows, and cash flows from all other derivative financial instruments are reported as operating activities.

The following table presents the location and fair value amounts of derivative instruments reported in the consolidated condensed balance sheets (in millions):

		Fair Value
Derivatives designated as hedging instruments	Balance Sheet Location	March 31, 2018	December 31, 2017
Assets
Foreign currency contracts	Other current assets	$3.7	$4.9
Liabilities
Foreign currency contracts	Accrued and other liabilities	$25.9	$24.8

The following table presents the effect of master-netting agreements and rights of offset on the consolidated condensed balance sheets (in millions):

				Gross Amounts Not Offset in the Consolidated Balance Sheet
		Gross Amounts Offset in the Consolidated Balance Sheet
			Net Amounts Presented in the Consolidated Balance Sheet
March 31, 2018	Gross Amounts			Financial Instruments	Cash Collateral Received	Net Amount
Derivative assets
Foreign currency contracts	$3.7	$—	$3.7	$(2.3)	$—	$1.4
Derivative liabilities
Foreign currency contracts	$25.9	$—	$25.9	$(2.3)	$—	$23.6
December 31, 2017
Derivative assets
Foreign currency contracts	$4.9	$—	$4.9	$(3.7)	$—	$1.2
Derivative liabilities
Foreign currency contracts	$24.8	$—	$24.8	$(3.7)	$—	$21.1
The following tables present the effect of derivative and non-derivative hedging instruments on the consolidated condensed statements of operations and consolidated condensed statements of comprehensive income (in millions):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended March 31,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Three Months Ended March 31,

	2018	2017		2018	2017
Cash flow hedges
Foreign currency contracts	$(15.4)	$(8.5)	Cost of sales	$(1.5)	$2.5
			Selling, general, and administrative expenses	$(1.1)	$0.1

Net investment hedges
Foreign currency denominated debt	$(20.2)	$—

As of March 31, 2018, the Company had €370.0 million of outstanding long-term debt designated as a net investment hedge.

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended March 31,
	Location of Gain or (Loss) Recognized in Income on Derivative
Fair value hedges		2018	2017
Interest rate swap agreements	Interest (income) expense, net	$—	$0.1

In December 2017, the interest rate swap agreements were settled at a loss of $0.7 million, which is being amortized to interest expense over the remaining life of the debt.

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended March 31,
	Location of Gain or (Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments		2018	2017
Foreign currency contracts	Other (income) expense, net	$(8.9)	$(5.5)

The following table presents the effect of cash flow hedge accounting on the consolidated condensed statements of operations:

	Location and Amount of Gain or (Loss) Recognized in Income on Cash Flow Hedging Relationships
	Three Months Ended March 31, 2018
		Selling, general, and administrative expenses
	Cost of sales
Total amounts of income and expense line items presented in the consolidated condensed statements of operations in which the effects of cash flow hedges are recorded	$(233.6)	$(256.0)
The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships:
Foreign currency contracts:
Amount of gain (loss) reclassified from accumulated OCI into income	$(1.5)	$(1.1)
The Company expects that during the next twelve months it will reclassify to earnings a $13.0 million loss currently recorded in "Accumulated Other Comprehensive Loss."
8.    STOCK-BASED COMPENSATION
Stock-based compensation expense related to awards issued under the Company's incentive compensation plans for the three months ended March 31, 2018 and 2017 was as follows (in millions):

	Three Months Ended March 31,
	2018	2017
Cost of sales	$3.0	$2.3
Selling, general, and administrative expenses	11.8	10.2
Research and development expenses	3.6	2.7
Total stock-based compensation expense	$18.4	$15.2

At March 31, 2018, the total remaining compensation cost related to nonvested stock options, restricted stock units, market-based restricted stock units, performance-based restricted stock units, and employee stock purchase plan ("ESPP") subscription awards amounted to $96.5 million, which will be amortized on a straight-line basis over the weighted-average remaining requisite service period of 26 months.

Fair Value Disclosures

The following table includes the weighted-average grant-date fair values of stock options granted during the periods indicated and the related weighted-average assumptions used in the Black-Scholes option pricing model:

Option Awards	Three Months Ended March 31,
	2018	2017
Average risk-free interest rate	2.6%	1.8%
Expected dividend yield	None	None
Expected volatility	33.2%	33.2%
Expected term (years)	4.7	4.7
Fair value, per option	$43.45	$29.66
The following table includes the weighted-average grant-date fair values for ESPP subscriptions granted during the periods indicated and the related weighted-average assumptions used in the Black-Scholes option pricing model:

ESPP	Three Months Ended March 31,
	2018	2017
Average risk-free interest rate	0.8%	0.4%
Expected dividend yield	None	None
Expected volatility	32.6%	33.2%
Expected term (years)	0.6	0.6
Fair value, per share	$35.07	$23.26

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

On November 2, 2015, Edwards Lifesciences LLC, a U.S. subsidiary of Edwards Lifesciences, filed a lawsuit against Sadra Medical, Inc. and Boston Scientific Scimed, Inc., two subsidiaries of Boston Scientific, in the United Kingdom in the High Court of Justice, Chancery Division, Patents Court to declare invalid and revoke the U.K. national patent corresponding to the '254 patent. Edwards Lifesciences later added Boston Scientific’s U.K. national patent corresponding to the '766 patent to this invalidity lawsuit.  The Boston Scientific subsidiaries filed counterclaims against Edwards Lifesciences and three of its European subsidiaries alleging that the SAPIEN 3 heart valve infringes certain claims of the same patents and seeking unspecified monetary damages and injunctive relief. On March 3, 2017, the U.K. Patents Court ruled that Boston Scientific's '254 patent is invalid, and that its '766 patent is valid and infringed. The court also ruled that Boston Scientific is entitled to an injunction against SAPIEN 3 sales in the United Kingdom, but stayed the injunction pending appeal. Both sides appealed this decision and on March 25, 2018, the U.K. Court of Appeal affirmed the lower court's decision. The Court of Appeal has remanded the case to the U.K. Patents Court for further proceedings on damages and injunction issues.

On June 16, 2017, Edwards Lifesciences filed a lawsuit against Boston Scientific Scimed, Inc. in Germany in the district court in Munich, seeking a court order that Edwards Lifesciences is a co-owner of the '254 patent based on rights it has acquired. On July 31, 2017, Edwards Lifesciences filed a similar lawsuit with regard to the '766 patent. Proceedings are ongoing.

On November 23, 2015, Edwards Lifesciences PVT, Inc., a U.S. subsidiary of Edwards Lifesciences, filed a lawsuit in the district court in Düsseldorf, Germany for patent infringement against Boston Scientific and its German subsidiary, Boston Scientific Medizintechnik GmbH, alleging that the Lotus heart valve infringes certain claims of Edwards Lifesciences' German national patents EP 1 441 672 B1 (the "'672 patent") and 2 255 753 B1 (the "'753 patent") related to prosthetic valve and delivery system technology. Edwards Lifesciences later added its German national patent EP 2 399 550 (the "'550 patent") to this suit. The complaint sought unspecified monetary damages and injunctive relief. On March 9, 2016, the German district court ruled that the Lotus heart valve infringes the '550 patent, but does not infringe the '672 patent. The court also ruled that Edwards Lifesciences is entitled to enforce an injunction against the sales of the Lotus valve in Germany upon the payment of a €10.0 million bond, but has not yet elected to do so. Both sides have appealed this decision. The court did not rule on the '753 patent due to a March 28, 2017 EPO initial decision to revoke the '753 patent. Edwards Lifesciences has appealed the EPO's initial decision. Also, on April 13, 2018, the EPO rendered an initial decision revoking the '550 patent. Edwards Lifesciences will appeal this decision.

On April 19, 2016, Boston Scientific filed a lawsuit against Edwards Lifesciences Corporation in the Federal District Court in the District of Delaware alleging that the SAPIEN 3 heart valve infringes certain claims of Boston Scientific’s U.S. Patent 8,992,608 (the "'608 patent") related to paravalvular sealing technology and seeking unspecified monetary damages and injunctive relief. On June 9, 2016, Edwards Lifesciences LLC and Edwards Lifesciences PVT, Inc. filed counterclaims alleging that Boston Scientific’s Lotus heart valve infringes Edwards Lifesciences’ U.S. Patents 9,168,133; 9,339,383; and 7,510,575 related to prosthetic valve technology. Trial is scheduled for July 2018. On October 12, 2016, Edwards Lifesciences filed an Inter Partes Review ("IPR") request with the U.S. Patent and Trademark Office (the "USPTO") challenging the validity of Boston Scientific's '608 patent. On March 23, 2018, the USPTO decided in Edwards Lifesciences' favor, and invalidated the '608 patent claims asserted by Boston Scientific.

Also on April 19, 2016, Boston Scientific filed a lawsuit against Edwards Lifesciences Corporation in the Federal District Court in the Central District of California alleging that five of its transcatheter heart valve delivery systems and a valve crimper infringe certain claims of eight Boston Scientific U.S. patents.  The complaints seek unspecified monetary damages and injunctive relief. The Company intends to defend itself vigorously in these matters and has filed IPRs challenging the validity of the Boston Scientific patents in the suit. The lawsuit has been stayed pending the outcome of these IPR proceedings. The USPTO has instituted three of the requested IPRs.

On October 23, 2016, Edwards Lifesciences PVT, Inc. and Edwards Lifesciences (Canada) Inc., a Canadian subsidiary of Edwards Lifesciences, filed a lawsuit against Boston Scientific and its Canadian subsidiary, Boston Scientific Ltd., as well as LivaNova PLC and LivaNova Canada Corp., its contract manufacturers, in the Federal Court in Toronto, Canada, alleging that Boston Scientific's manufacture of the Lotus valve through its contract manufacturers infringes two of Edwards Lifesciences' patents covering transcatheter heart valve technology. On February 17, 2017, Edwards added Neovasc, Inc. and Neovasc Medical Inc., additional contract manufacturers of Boston Scientific, to this lawsuit. On January 11, 2017, Edwards Lifesciences PVT, Inc. and Edwards Lifesciences SA(AG), a Swiss subsidiary of Edwards Lifesciences, filed a lawsuit against Boston Scientific Ltd and Boston Scientific Group PLC, two Irish subsidiaries of Boston Scientific, in the High Court in Dublin, Ireland alleging that Boston Scientific's manufacture of the Lotus and Lotus Edge valves infringes the '550 patent.

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

10.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table is a summary of activity for each component of "Accumulated Other Comprehensive Loss" for the three months ended March 31, 2018 (in millions):

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Cash Flow Hedges	Unrealized Gain (Loss) on Available-for-sale Investments	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
December 31, 2017	$(100.1)	$(13.9)	$(4.6)	$(14.1)	$(132.7)
Other comprehensive gain (loss) before reclassifications	28.4	(15.4)	(6.2)	(0.2)	6.6
Amounts reclassified from accumulated other comprehensive loss	—	2.6	1.4	0.6	4.6
Deferred income tax benefit	—	0.2	0.1	(0.1)	0.2
March 31, 2018	$(71.7)	$(26.5)	$(9.3)	$(13.8)	$(121.3)
The following table provides information about amounts reclassified from "Accumulated Other Comprehensive Loss" (in millions):

	Three Months Ended March 31,
			Affected Line on Consolidated Condensed Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	2018	2017
Gain (loss) on cash flow hedges	$(1.5)	$2.5	Cost of sales
	(1.1)	0.1	Selling, general, and administrative expenses
	(2.6)	2.6	Total before tax
	0.7	(1.0)	Provision for income taxes
	$(1.9)	$1.6	Net of tax
Gain (loss) on available-for-sale investments	$(1.4)	$(0.5)	Other (income) expense, net
	0.1	—	Provision for income taxes
	$(1.3)	$(0.5)	Net of tax
Unrealized pension costs	$(0.6)	$—	Other (income) expense, net
	0.1	—	Provision for income taxes
	$(0.5)	$—

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

The table below presents the computation of basic and diluted earnings per share (in millions, except for per share information):

	Three Months Ended March 31,
	2018	2017
Basic:
Net income	$206.6	$230.2
Weighted-average shares outstanding	210.2	211.2
Basic earnings per share	$0.98	$1.09
Diluted:
Net income	$206.6	$230.2
Weighted-average shares outstanding	210.2	211.2
Dilutive effect of stock plans	4.9	5.2
Dilutive weighted-average shares outstanding	215.1	216.4
Diluted earnings per share	$0.96	$1.06

Stock options, restricted stock units, and market-based restricted stock units to purchase 1.2 million and 1.1 million shares for the three months ended March 31, 2018 and 2017, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

12.    INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act ("the 2017 Act") was signed into law. The 2017 Act reduces the U.S. federal corporate tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017, requires companies to pay a one-time mandatory deemed repatriation tax on the cumulative earnings of certain foreign subsidiaries that were previously tax deferred, accelerates federal tax depreciation and creates new taxes on certain foreign earnings in future years.

On December 22, 2017, SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"), was issued to address the application of generally accepted accounting principles in the United States of America in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Act. In accordance with SAB 118, as of December 31, 2017, the Company had estimated provisional amounts for $3.3 million of tax benefits in connection with the remeasurement of certain tax assets and liabilities, $327.4 million of current tax expense recorded in connection with the one-time mandatory deemed repatriation tax on cumulative earnings of certain foreign subsidiaries, and $32.3 million of tax benefits associated with a tax reform related restructuring. As a result of new Internal Revenue Service ("IRS") guidance, these benefits, net of a reduction of $8.3 million in the repatriation tax, were reversed in the three months ended March 31, 2018.

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

The Company's effective income tax rates was 21.6% for both the three months ended March 31, 2018 and 2017. The effective rate for March 31, 2018 includes the benefit from the reduction in the U.S. federal corporate rate from 35% to 21% for tax years beginning after December 31, 2017, offset by additional expense of $24.0 million related to the adjustment of the estimated provisional amounts recorded at December 31, 2017 in accordance with SAB 118 as a result of new IRS guidance issued during the three months ended March 31, 2018.

Prior to the 2017 Act, the Company asserted that accumulated earnings of most of its foreign subsidiaries would be indefinitely reinvested. However, as a result of the 2017 Act, all of the accumulated earnings of its foreign subsidiaries were subjected to United States federal income tax. In light of the 2017 Act, the Company's analysis is ongoing at this time with respect to its investment intentions for its accumulated foreign earnings. During the period prescribed by SAB 118, the Company will evaluate, among other factors, the profitability of its United States and foreign operations and the need for cash within and outside the United States, legal entity capitalization requirements, cash controls imposed in foreign jurisdictions, withholding taxes and the availability to offset with foreign tax credits, cash requirements for capital improvements, acquisitions, market expansion, and stock repurchase programs in determining its investment assertion on its accumulated foreign earnings.

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

At March 31, 2018, all material state, local, and foreign income tax matters have been concluded for years through 2008. The IRS has substantially completed its fieldwork for the 2009 through 2012 tax years. However, the audits have been in suspense pending a final determination with respect to the application for an Advanced Pricing Agreement. As a result of the partial agreement discussed below, the IRS will now be able to finalize their audits of the 2009 through 2011 years. The IRS began its examination of the 2014 tax year during the fourth quarter of 2016.

As of March 31, 2018 and December 31, 2017, the liability for income taxes associated with uncertain tax positions was $229.3 million and $225.6 million, respectively. The Company estimates that these liabilities would be reduced by $96.1 million and $94.0 million, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, and timing adjustments. The net amounts of $133.2 million and $131.6 million, respectively, if not required, would favorably affect the Company's effective tax rate.

13.    SEGMENT INFORMATION

Edwards Lifesciences conducts operations worldwide and is managed in the following geographical regions: United States, Europe, Japan, and Rest of World. All regions sell products that are used to treat advanced cardiovascular disease.

The Company's geographic segments are reported based on the financial information provided to the Chief Operating Decision Maker (the Chief Executive Officer). The Company evaluates the performance of its geographic segments based on net sales and income before provision for income taxes ("pre-tax income"). The accounting policies of the segments are substantially the same as those described in Note 2 of the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2017. Segment net sales and segment pre-tax income are based on internally derived standard foreign exchange rates, which may differ from year to year, and do not include inter-segment profits. Because of the interdependence of the reportable segments, the operating profit as presented may not be representative of the geographical distribution that would occur if the segments were not interdependent. Net sales by geographic area are based on the location of the customer.

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

The table below presents information about Edwards Lifesciences' reportable segments (in millions):

	Three Months Ended March 31,
	2018	2017
Segment Net Sales
United States	$479.5	$464.6
Europe	205.3	265.3
Japan	91.1	81.8
Rest of World	91.7	81.8
Total segment net sales	$867.6	$893.5
Segment Operating Income
United States	$313.8	$303.5
Europe	103.0	152.1
Japan	54.8	46.0
Rest of World	29.0	25.4
Total segment operating income	$500.6	$527.0
The table below presents reconciliations of segment net sales to consolidated net sales and segment operating income to consolidated pre-tax income (in millions):

	Three Months Ended March 31,
	2018	2017
Net Sales Reconciliation
Segment net sales	$867.6	$893.5
Foreign currency	27.2	(10.0)
Consolidated net sales	$894.8	$883.5
Pre-tax Income Reconciliation
Segment operating income	$500.6	$527.0
Unallocated amounts:
Corporate items	(248.1)	(218.6)
Intellectual property litigation expenses	(5.7)	(10.2)
Foreign currency	5.7	0.1
Consolidated operating income	252.5	298.3
Non-operating income (expense)	11.0	(4.7)
Consolidated pre-tax income	$263.5	$293.6

Enterprise-wide Information

Enterprise-wide information is based on actual foreign exchange rates used in the Company's consolidated condensed financial statements.

	Three Months Ended March 31,
	2018	2017

Net Sales by Geographic Area
United States	$479.5	$464.6
Europe	230.0	261.0
Japan	92.7	79.3
Rest of World	92.6	78.6
	$894.8	$883.5
Net Sales by Major Product and Service Area
Transcatheter Heart Valve Therapy	$551.6	$539.2
Surgical Heart Valve Therapy	179.5	199.5
Critical Care	163.7	144.8
	$894.8	$883.5

	March 31, 2018	December 31, 2017
	(in millions)
Long-lived Tangible Assets by Geographic Area
United States	$567.0	$608.7
Europe	29.5	28.4
Japan	7.8	7.6
Rest of World	160.7	139.7
	$765.0	$784.4

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

Financial Highlights
Our sales growth was led by our Critical Care products, primarily the introduction of our HemoSphere advanced monitoring platform in the United States, and our THVT products, primarily increased sales of the Edwards SAPIEN 3 transcatheter heart valve in the United States, Japan, and Rest of World. Our first quarter 2017 THVT sales in Europe were higher than first quarter 2018 sales because in the first quarter of 2017 customers in Germany elected to purchase $61.8 million of additional inventory of SAPIEN 3 in anticipation of a potential supply interruption resulting from intellectual property litigation in that country. Customers consumed this inventory during the remainder of 2017 and the first quarter of 2018. Our first quarter 2018 SHVT sales in the United States were reduced by a $34.7 million sales return reserve related to our conversion to a consignment inventory model for surgical valves.

Our gross profit margin in 2017 was negatively impacted by foreign exchange fluctuations, partially offset by an improved product mix, led by THVT products.

The decrease in our net income was primarily driven by the aforementioned operating performance combined with an adjustment of provisional tax amounts related to the Tax Cuts and Jobs Act enacted at the end of 2017.

Healthcare Environment, Opportunities, and Challenges

The medical technology industry is highly competitive and continues to evolve. Our success is measured both by the development of innovative products and the value we bring to our stakeholders. We are committed to developing new technologies and providing innovative patient care, and we are committed to defending our intellectual property in support of those developments. In the first three months of 2018, we invested 16.0% of our net sales in research and development.

New Accounting Standards

For information on new accounting standards, see Note 1 to the "Consolidated Condensed Financial Statements."

Results of Operations
Net Sales Trends
(dollars in millions)

	Three Months Ended March 31,
				Percent Change
	2018	2017	Change
United States	$479.5	$464.6	$14.9	3.2%
Europe	230.0	261.0	(31.0)	(11.9)%
Japan	92.7	79.3	13.4	16.9%
Rest of World	92.6	78.6	14.0	17.9%
International	415.3	418.9	(3.6)	(0.9)%
Total net sales	$894.8	$883.5	$11.3	1.3%

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

Net Sales by Product Group
(dollars in millions)

	Three Months Ended March 31,
				Percent Change
	2018	2017	Change
Transcatheter Heart Valve Therapy	$551.6	$539.2	$12.4	2.3%
Surgical Heart Valve Therapy	179.5	199.5	(20.0)	(10.0)%
Critical Care	163.7	144.8	18.9	13.0%
Total net sales	$894.8	$883.5	$11.3	1.3%

Transcatheter Heart Valve Therapy
Net sales of THVT products increased due primarily to:

•	higher sales of the Edwards SAPIEN 3 valve in the United States, Japan, and Rest of World, driven by strong therapy adoption; and

•
foreign currency exchange rate fluctuations, which increased net sales for the three months ended March 31, 2018 by $20.6 million, due primarily to the strengthening of the Euro against the United States dollar;

partially offset by:

•
lower sales of the Edwards SAPIEN 3 valve in Europe, notably in Germany, as customers elected to purchase additional inventory during the first quarter of 2017 in anticipation of a potential supply interruption resulting from intellectual property litigation in that country. Customers consumed this inventory during the remainder of 2017 and the first quarter of 2018.

In February 2018, we received CE Mark for our self-expanding CENTERA valve for severe, symptomatic aortic stenosis patients at high risk of open-heart surgery. Also in the first quarter of 2018, we received approval to initiate a United States pivotal trial to study CENTERA for severe, symptomatic aortic stenosis patients at intermediate risk of open-heart surgery, and in April 2018, we received United States Food and Drug Administration approval for a limited continued access protocol of our PARTNER 3 Trial for low-risk patients with severe aortic stenosis in the United States.

Surgical Heart Valve Therapy
Net sales of SHVT decreased due primarily to:

•	a sales return reserve in the United States related to our conversion to a consignment inventory model for surgical valves;

partially offset by

•	increased sales of surgical aortic tissue valves in the United States, primarily the EDWARDS INTUITY Elite Valve System, and growth in our core products; and

•	increased sales of surgical aortic and mitral tissue valves in Rest of World, primarily China and Europe.

Critical Care
The increase in net sales of Critical Care products was driven by our HemoSphere advanced monitoring platform and core hemodynamic products, primarily in the United States, and enhanced surgical recovery products in the United States and Rest of World. In addition, foreign currency exchange rate fluctuations increased net sales for the three months ended March 31, 2018 by $6.2 million, due primarily to the strengthening of the Euro and the Japanese yen against the United States dollar.

During the first quarter of 2018, we received regulatory approval of our Acumen Hypotension Prediction Index in the United States. This technology leverages predictive analytics to alert clinicians to address potential hypotension, or low blood pressure, before it occurs in their surgical patients.

Gross Profit
The decrease in gross profit as a percentage of net sales for the three months ended March 31, 2018 was driven primarily by:

•	a 1.3 percentage point decrease due to the impact of foreign currency exchange rate fluctuations, including the settlement of foreign currency hedging contracts;

•	expenses associated with the closure of our manufacturing plant in Switzerland and multiple investments in our operations, including an increase in costs to improve our manufacturing processes; and

•	the impact of converting to a consignment inventory model for surgical valves;
partially offset by:

•	a 0.7 percentage point increase in the United States due to an improved product mix, driven by THVT products.
Selling, General, and Administrative ("SG&A") Expenses
The increase in SG&A expenses for the three months ended March 31, 2018 was due primarily to (1) the impact of foreign currency, which increased expenses by $11.3 million, due primarily to the strengthening of the Euro against the United States dollar, and (2) higher personnel-related costs. The increase in SG&A expenses as a percentage of net sales for the three months ended March 31, 2018 was due primarily to the previously mentioned expense increases, combined with lower sales in the first quarter of 2018 due to the SHVT sales return reserve and higher sales in the first quarter of 2017 due to the Germany stocking sales.

Research and Development ("R&D") Expenses
The increase in R&D expenses and ratio as a percentage of net sales for the three months ended March 31, 2018 was due primarily to continued investments in our transcatheter structural heart programs, including spending on clinical trials.

Change in Fair Value of Contingent Consideration Liabilities, net

The change in fair value of contingent consideration liabilities resulted in a loss of $3.8 million and $1.1 million for the three months ended March 31, 2018 and 2017, respectively. The increase is primarily due to the change in the fair value of contingent consideration liabilities associated with the December 2017 acquisition of Harpoon Medical Inc. For further information, see Note 6 to the "Consolidated Condensed Financial Statements."

Special Gains

For information on special gains, see Note 4 to the "Consolidated Condensed Financial Statements."

Other (Income) Expense, net
(in millions)

	Three Months Ended March 31,
	2018	2017
Foreign exchange (gains) losses, net	$(4.2)	$1.3
Loss on investments	0.9	0.9
Other	0.2	0.1
Other (income) expense, net	$(3.1)	$2.3
The net foreign exchange (gains) losses relate primarily to the foreign currency fluctuations in our global trade and intercompany receivable and payable balances, offset by the gains and losses on derivative instruments intended as an economic hedge of those exposures.

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

On December 22, 2017, the Tax Cuts and Jobs Act ("the 2017 Act"), was signed into law. The 2017 Act reduces the U.S. federal corporate tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017, requires companies to pay a one-time mandatory deemed repatriation tax on the cumulative earnings of certain foreign subsidiaries that were previously tax deferred, accelerates federal tax depreciation and creates new taxes on certain foreign earnings in future years.

On December 22, 2017, SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118") was issued to address the application of generally accepted accounting principles in the United States of America in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Act. In accordance with SAB 118, as of December 31, 2017, we had estimated provisional amounts for $3.3 million of tax benefits in connection with the remeasurement of certain tax assets and liabilities, $327.4 million of current tax expense recorded in connection with the one-time mandatory deemed repatriation tax on cumulative earnings of certain foreign subsidiaries, and $32.3 million of tax benefits associated with a tax reform related restructuring. As a result of new Internal Revenue Service ("IRS") guidance, these benefits, net of a reduction of $8.3 million in the repatriation tax, were reversed in the three months ended March 31, 2018.

The changes included in the 2017 Act are broad and complex. The final transition impacts of the 2017 Act may differ from the above estimate, possibly materially, due to, among other things, changes in interpretations of the 2017 Act, any further legislative or regulatory actions that arise because of the 2017 Act, any changes in accounting standards for income taxes or related interpretations in response to the 2017 Act, or any updates or changes to the estimates we have used to calculate the transition impacts. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete.

Our effective income tax rate was 21.6% for both the three months ended March 31, 2018 and 2017. The effective rate for March 31, 2018 includes the benefit from the reduction in the U.S federal corporate rate from 35% to 21% for tax years beginning after December 31, 2017, offset by additional expense of $24.0 million related to the adjustment of the estimated provisional amounts recorded at December 31, 2017 in accordance with SAB 118 as a result of new IRS guidance issued during the three months ended March 31, 2018.

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

On December 22, 2017, Public Law 115-97, commonly referred to as the Tax Cuts and Jobs Act (the 2017 Act), was signed into law. The legislation included extensive changes to the international tax regime. The 2017 Act required a deemed repatriation of post-1986 undistributed foreign earnings and profits. The deemed repatriation resulted in a provisional $327.4 million tax obligation as of December 31, 2017. The one-time transition tax liability is payable in eight annual installments. For additional information, see "Liquidity and Capital Resources" under Part II, Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2017.

As of March 31, 2018, cash and cash equivalents and short-term investments held in the United States and outside the United States were $120.2 million and $1.4 billion, respectively. Prior to the 2017 Act, we asserted that the accumulated earnings of most of our foreign subsidiaries would be permanently invested. However, as a result of the 2017 Act, substantially all of our cash, cash equivalents and short-term investments held outside the United States will be available for use in the United States without incurring additional United States federal income taxes. As we evaluate the impact of U.S. tax legislation and the future cash needs of our global operations, we may revise the amount of foreign earnings considered to be permanently reinvested outside the United States.

Certain of the our business acquisitions involve contingent consideration arrangements. Payment of additional consideration in the future may be required, contingent upon the acquired company reaching certain performance milestones, such as attaining specified revenue levels, achieving product development targets, or obtaining regulatory approvals. For further information, see Note 6 to the "Consolidated Condensed Financial Statements."

We have a Five-Year Credit Agreement ("Credit Agreement") which matures on July 18, 2019 and provides up to an aggregate of $750.0 million in borrowings in multiple currencies. We may increase the amount available under the Credit Agreement, subject to agreement of the lenders, by up to an additional $250.0 million in the aggregate. As of March 31, 2018, borrowings of $456.0 million were outstanding under the Credit Agreement, and have been classified as long-term obligations in accordance with the terms of the Credit Agreement.

In October 2013, we issued $600.0 million of 2.875% fixed-rate unsecured senior notes due October 15, 2018. We plan to issue new notes in 2018 to partially replace the maturing senior notes. We expect that we will be able to pay the remaining principal and any accrued interest on the senior notes by one or a combination of the following: refinancing such indebtedness, using available cash resources, or using amounts available under our Credit Agreement. As of March 31, 2018, the total carrying value of our unsecured senior notes was $598.6 million, which has been classified as short-term debt.

From time to time, we repurchase shares of our common stock under share repurchase programs authorized by the Board of Directors. We consider several factors in determining when to execute share repurchases, including, among other things, expected dilution from stock plans, cash capacity, and the market price of our common stock. As of March 31, 2018, we had remaining authority to purchase $2.0 billion of our common stock.

At March 31, 2018, there had been no material changes in our significant contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Consolidated Cash Flows - For the three months ended March 31, 2018 and 2017:
Net cash flows provided by operating activities of $151.3 million for the three months ended March 31, 2018 increased $23.0 million over the same period last year due primarily to improved operating performance, partially offset by (1) higher working capital needs associated with growth in the business, (2) a higher bonus payout in 2018 associated with 2017 performance, and (3) higher tax payments.

Net cash provided by investing activities of $220.3 million for the three months ended March 31, 2018 consisted primarily of net proceeds from investments of $275.9 million, partially offset by capital expenditures of $43.2 million, and a $10.0 million contingent consideration milestone payment associated with the acquisition of Harpoon Medical, Inc.

Net cash provided by investing activities of $151.2 million for the three months ended March 31, 2017 consisted primarily of net proceeds from investments of $251.2 million, partially offset by an $82.0 million net cash payment associated with the acquisition of Valtech Cardio Ltd., and capital expenditures of $15.9 million.

Net cash provided by financing activities of $40.9 million for the three months ended March 31, 2018 consisted primarily proceeds from stock plans of $44.7 million, partially offset by purchases of treasury stock of $2.2 million.

Net cash used in financing activities of $391.3 million for the three months ended March 31, 2017 consisted primarily of purchases of treasury stock of $437.4 million, partially offset by net proceeds from debt of $24.0 million and proceeds from stock plans of $23.1 million.

Critical Accounting Policies and Estimates

The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated condensed financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies and estimates which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 40-42 in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no significant changes from the information discussed therein.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk, Foreign Currency Risk, Credit Risk, and Concentrations of Risk

For a complete discussion of our exposure to interest rate risk, foreign currency risk, credit risk, and concentrations of risk, refer to Item 7A "Quantitative and Qualitative Disclosures About Market Risk" on pages 42-44 of our Annual Report on

Form 10-K for the year ended December 31, 2017. There have been no significant changes from the information discussed therein.

Investment Risk

We are exposed to investment risks related to changes in the underlying financial condition and credit capacity of certain of our investments. As of March 31, 2018, we had $786.6 million of investments in fixed-rate debt securities of various companies, of which $514.3 million were long-term. In addition, we had $17.8 million of investments in equity instruments of public and private companies. Should these companies experience a decline in financial condition or credit capacity, or fail to meet certain development milestones, a decline in the investments' value may occur, resulting in unrealized or realized losses.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    Our management, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2018. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded as of March 31, 2018 that our disclosure controls and procedures are effective in providing reasonable assurance that the information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1.    Legal Proceedings

Please see Note 9 to the "Consolidated Condensed Financial Statements" of this Quarterly Report on Form 10-Q, which is incorporated by reference.

Item 1A.    Risk Factors

There have been no material changes to the risk factors under Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (b)
January 1, 2018 through January 31, 2018	367	$113.73	—	$2,027.8
February 1, 2018 through February 28, 2018	15,843	133.82	—	2,027.8
March 1, 2018 through March 31, 2018	—	—	—	2,027.8
Total	16,210	133.37	—

(a)
The difference between the total number of shares (or units) purchased and the total number of shares (or units) purchased as part of publicly announced plans or programs is due to shares withheld by us to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees.

(b)
On November 10, 2016, the Board of Directors approved a stock repurchase program authorizing us to purchase on the open market, including pursuant to a Rule 10b5-1 plan and in privately negotiated transactions, up to $1.0 billion of our common stock. On November 15, 2017, the Board of Directors approved a new stock repurchase program providing for an additional $1.0 billion of repurchases of our common stock

Item 6.    Exhibits

The exhibits listed in the Exhibit Index (following the signature page of this report) are filed, furnished, or incorporated by reference as part of this report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDWARDS LIFESCIENCES CORPORATION
(Registrant)
Date:	April 27, 2018	By:	/s/ SCOTT B. ULLEM
Scott B. Ullem Chief Financial Officer (Principal Financial Officer)
Date:	April 27, 2018	By:	/s/ ROBERT W.A. SELLERS
Robert W.A. Sellers Corporate Controller (Principal Accounting Officer)

EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

Exhibit No.	Description
*10.1	Amendment No. 8 to the Edwards Lifesciences Corporation 401(k) Savings and Investment Plan, dated April 17, 2018
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial statements from Edwards Lifesciences' Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements

* Represents management contract or compensatory plan