Form 10-Q
period 2018-06-30
Edwards Lifesciences Corp
filed 2018-07-27
CIK 1099800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The number of shares outstanding of the registrant's common stock, $1.00 par value, as of July 24, 2018 was 209,385,978.

EDWARDS LIFESCIENCES CORPORATION
FORM 10-Q
For the quarterly period ended June 30, 2018

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

Part I. Financial Information

Item 1.    Financial Statements
EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions, except par value; unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$1,226.4	$818.3
Short-term investments (Note 5)	174.4	519.2
Accounts receivable, net of allowances of $8.3 and $8.5, respectively	431.4	438.7
Other receivables	88.7	40.6
Inventories (Note 2)	568.1	554.9
Prepaid expenses	69.9	60.6
Other current assets	137.1	116.9
Total current assets	2,696.0	2,549.2
Long-term investments (Note 5)	470.4	567.0
Property, plant, and equipment, net	770.2	679.7
Goodwill	1,118.6	1,126.5
Other intangible assets, net	466.0	468.0
Deferred income taxes	130.1	167.1
Other assets	34.8	108.9
Total assets	$5,686.1	$5,666.4
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 2)	$584.0	$770.3
Short-term debt (Note 6)	599.2	598.0
Contingent consideration liabilities (Note 7)	—	51.7
Total current liabilities	1,183.2	1,420.0
Long-term debt (Note 6)	593.9	438.4
Contingent consideration liabilities (Note 7)	199.0	192.6
Taxes payable	263.3	347.5
Other long-term liabilities	282.5	311.7
Commitments and contingencies (Note 11)
Stockholders' equity
Preferred stock, $.01 par value, authorized 50.0 shares, no shares outstanding	—	—
Common stock, $1.00 par value, 350.0 shares authorized, 214.0 and 212.0 shares issued, and 209.2 and 209.7 shares outstanding, respectively	214.0	212.0
Additional paid-in capital	1,209.5	1,166.9
Retained earnings	2,461.8	1,962.1
Accumulated other comprehensive loss	(150.8)	(132.7)
Treasury stock, at cost, 4.8 and 2.3 shares, respectively	(570.3)	(252.1)
Total stockholders' equity	3,164.2	2,956.2
Total liabilities and stockholders' equity	$5,686.1	$5,666.4
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in millions, except per share information; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$943.7	$841.8	$1,838.5	$1,725.3
Cost of sales	246.2	211.1	479.8	426.7
Gross profit	697.5	630.7	1,358.7	1,298.6
Selling, general, and administrative expenses	274.9	243.8	530.9	473.4
Research and development expenses	154.1	134.4	297.3	263.1
Intellectual property litigation expenses	5.5	7.7	11.2	17.9
Change in fair value of contingent consideration liabilities, net (Note 7)	10.9	3.1	14.7	4.2
Other operating expenses, net	—	0.7	—	0.7
Operating income	252.1	241.0	504.6	539.3
Interest expense (income), net	—	1.4	(0.8)	3.8
Special charges (gains) (Note 4)	—	31.2	(7.1)	31.2
Other expense (income), net	1.1	2.8	(2.0)	5.1
Income before (benefit from) provision for income taxes	251.0	205.6	514.5	499.2
(Benefit from) provision for income taxes	(31.7)	19.5	25.2	82.9
Net income	$282.7	$186.1	$489.3	$416.3
Share information (Note 13)
Earnings per share:
Basic	$1.35	$0.88	$2.33	$1.97
Diluted	$1.32	$0.86	$2.28	$1.93
Weighted-average number of common shares outstanding:
Basic	209.5	210.5	209.8	210.8
Diluted	214.0	215.7	214.5	216.1
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$282.7	$186.1	$489.3	$416.3
Other comprehensive (loss) income, net of tax (Note 12):
Foreign currency translation adjustments	(66.2)	37.2	(37.8)	60.9
Unrealized gain (loss) on cash flow hedges	33.5	(12.3)	20.9	(18.6)
Defined benefit pension plans	0.2	0.1	0.5	0.1
Unrealized gain (loss) on available-for-sale investments	2.1	(1.6)	(4.0)	(2.6)
Reclassification of net realized investment loss to earnings	0.9	0.3	2.3	0.8
Other comprehensive (loss) income	(29.5)	23.7	(18.1)	40.6
Comprehensive income	$253.2	$209.8	$471.2	$456.9
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net income	$489.3	$416.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38.3	40.0
Stock-based compensation (Note 9)	37.6	30.5
Impairment charge (Note 4)	—	31.0
Change in fair value of contingent consideration liabilities, net (Note 7)	14.7	4.2
Deferred income taxes	18.9	43.7
Purchased in-process research and development	—	5.7
Other	2.0	(1.0)
Changes in operating assets and liabilities:
Accounts and other receivables, net	2.6	(74.8)
Inventories	(20.5)	(72.2)
Accounts payable and accrued liabilities	(89.2)	(59.5)
Income taxes	(188.9)	(46.0)
Prepaid expenses and other current assets	(11.5)	1.3
Other	(1.8)	6.8
Net cash provided by operating activities	291.5	326.0
Cash flows from investing activities
Capital expenditures	(96.0)	(73.9)
Purchases of held-to-maturity investments (Note 5)	—	(505.6)
Proceeds from held-to-maturity investments (Note 5)	339.5	232.0
Purchases of available-for sale investments (Note 5)	—	(332.3)
Proceeds from available-for-sale investments (Note 5)	101.1	289.4
Investments in intangible assets and in-process research and development	(3.0)	(6.4)
Investments in trading securities, net	(4.7)	(5.8)
Investments in unconsolidated affiliates, net (Note 5)	(3.2)	0.3
Payment of contingent consideration	(10.0)	—
Acquisition of business, net of cash acquired	—	(84.8)
Other	1.5	0.1
Net cash provided by (used in) investing activities	325.2	(487.0)
Cash flows from financing activities
Proceeds from issuance of debt (Note 6)	685.8	985.4
Payments on debt and capital lease obligations (Note 6)	(522.2)	(808.2)
Purchases of treasury stock	(350.4)	(511.2)
Equity forward contract related to accelerated share repurchase agreement (Note 10)	(80.0)	—
Proceeds from stock plans	84.3	68.7
Payment of contingent consideration	(15.1)	—
Other	(2.2)	0.8
Net cash used in financing activities	(199.8)	(264.5)
Effect of currency exchange rate changes on cash and cash equivalents	(8.8)	3.6
Net increase (decrease) in cash and cash equivalents	408.1	(421.9)
Cash and cash equivalents at beginning of period	818.3	930.1
Cash and cash equivalents at end of period	$1,226.4	$508.2
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

Certain reclassifications have been made to the prior year's consolidated condensed financial statements to conform to the current year presentation.

Recently Adopted Accounting Standards

In February 2018, the Financial Accounting Standards Board ("FASB") issued an amendment to the guidance on comprehensive income. The amendment permits a company to reclassify the income tax effects of the Tax Cuts and Jobs Act (the "2017 Act") on items within accumulated other comprehensive income to retained earnings. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company early adopted this guidance as of January 1, 2018, and elected to reclassify the income tax effects of the 2017 Act from accumulated other comprehensive loss to retained earnings. Accordingly, upon adoption, the Company reclassified $7.8 million of tax benefits associated with its hedging activities from accumulated other comprehensive loss to retained earnings. Tax effects unrelated to the 2017 Act are released from accumulated other comprehensive loss using either the specific identification approach or the portfolio approach based on the nature of the underlying item.

In August 2017, the FASB issued an amendment to the guidance on derivatives and hedging. The amendment expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. The guidance is effective for periods beginning after December 15, 2018, including interim periods within those annual periods. The Company early adopted this guidance as of January 1, 2018. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements. Certain provisions of the guidance required modifications to existing disclosure requirements on a prospective basis. See Note 8 for disclosures relating to the Company's derivative instruments and hedging activities.

In March 2017, the FASB issued an amendment on the guidance on retirement benefits. The amendment requires that employers report the service cost component of net benefit cost in the same line item as other compensation costs arising from services rendered by the pertinent employees. The other components of net benefit cost are required to be presented in the consolidated statements of operations separately from the service cost component and outside a subtotal of income from operations. Additionally, only the service cost component of net benefit cost is eligible for capitalization. The guidance was effective for periods beginning after December 15, 2017, including interim periods within those annual periods. The Company adopted the guidance related to the presentation of the service cost component and the other components of net benefit cost in the income statement retrospectively, and the guidance related to the capitalization of the service cost component of net benefit cost was adopted prospectively. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements for the six months ended June 30, 2018 and 2017. The Company elected to apply the practical expedient that permits the use of previously disclosed service cost and other costs from the prior year’s employee benefit plan footnote as appropriate estimates when retrospectively changing the presentation of these costs in the consolidated statements of operations.

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

In August 2016, the FASB issued an amendment to the guidance on the statement of cash flows. The standard addresses eight specific cash flow issues, and is intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. The guidance was effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. This guidance impacts how the Company classifies contingent consideration payments made after a business combination. Contingent consideration payments that are not made soon after the acquisition date will be classified as a financing activity up to the amount of the contingent consideration liability recognized at the acquisition date, with any excess classified as an operating activity. Contingent consideration payments made soon after the acquisition date will continue to be classified as an investing activity. The Company did not make any contingent consideration payments in the six months ended June 30, 2017; therefore, no retrospective adjustments were required. The adoption of the other provisions of this guidance did not have a material impact on the Company's consolidated financial statements.

In May 2014, the FASB issued an update to the accounting guidance on revenue recognition. The new guidance provides a comprehensive, principles-based approach to revenue recognition, and supersedes most previous revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires improved disclosures on the nature, amount, timing, and uncertainty of revenue that is recognized. In August 2015, the FASB issued an update to the guidance to defer the effective date by one year, such that the new standard will be effective for annual reporting periods beginning after December 15, 2017 and interim periods therein. The new guidance can be applied retrospectively to each prior reporting period presented (retrospective method), or retrospectively with the cumulative effect of the change recognized at the date of the initial application (modified retrospective method). The Company adopted the new guidance on January 1, 2018 using the modified retrospective method to contracts that were not completed as of January 1, 2018. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements. See Note 3 for disclosures relating to the Company's revenue recognition.

2.     OTHER CONSOLIDATED FINANCIAL STATEMENT DETAIL

Composition of Certain Financial Statement Captions

Components of selected captions in the consolidated condensed balance sheets consisted of the following (in millions):

	June 30, 2018	December 31, 2017
Inventories
Raw materials	$119.2	$101.4
Work in process	128.3	121.1
Finished products	320.6	332.4
	$568.1	$554.9

At June 30, 2018 and December 31, 2017, $94.4 million and $88.4 million, respectively, of the Company's finished products inventories were held on consignment.

	June 30, 2018	December 31, 2017
Accounts payable and accrued liabilities
Accounts payable	$124.6	$116.6
Employee compensation and withholdings	163.5	249.4
Taxes payable (Note 14)	16.6	97.8
Property, payroll, and other taxes	41.2	41.9
Research and development accruals	47.1	39.2
Accrued rebates	70.3	71.0
Fair value of derivatives	5.3	24.8
Accrued marketing expenses	19.0	14.9
Litigation and insurance reserves	16.7	15.0
Accrued relocation costs	11.6	8.7
Accrued professional services	7.3	8.5
Accrued realignment reserves	1.0	8.2
Other accrued liabilities	59.8	74.3
	$584.0	$770.3

Supplemental Cash Flow Information
(in millions)

	Six Months Ended June 30,
	2018	2017
Cash paid during the year for:
Income taxes	$195.1	$87.4
Non-cash investing and financing transactions:
Fair value of shares issued in payment for contingent consideration liabilities	$34.3	$—
Fair value of shares issued in connection with business combinations	$—	$266.5
Capital expenditures accruals	$14.5	$16.2

3.     REVENUE

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those products or services.

The Company generates nearly all of its revenue from direct product sales and sales of products under consignment arrangements. Revenue from direct product sales is recognized at a point in time upon delivery of the product. Revenue from sales of consigned inventory is recognized at a point in time when the Company is notified by the customer that the product has been used. Notification is usually through the replenishing of the inventory, and the Company periodically reviews consignment inventories to confirm the accuracy of customer reporting. The Company also generates a small portion of its revenue from service contracts, and recognizes revenue from service contracts ratably over the term of the contracts. Sales taxes and other similar taxes that the Company collects concurrent with revenue-producing activities are excluded from revenue. The Company does not typically have any significant unusual payment terms beyond 90 days in its contracts with customers. In addition, the Company receives royalty payments for the licensing of certain intellectual property and recognizes the royalty when the subsequent sale of product using the intellectual property occurs.

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

The Company also offers volume rebates to certain group purchasing organizations ("GPOs") and customers based upon target sales levels. Volume rebates offered to GPOs are recorded as a reduction to sales and an obligation to the GPOs, as the Company expects to pay in cash. Volume rebates offered to customers are recorded as a reduction to sales and accounts receivable if the Company expects a net payment from the customer, or as an obligation to the customer if the Company expects to pay in cash. The provision for volume rebates is estimated based on customers' contracted rebate programs, projected sales levels, and historical experience of rebates paid. The Company periodically monitors its customer rebate programs to ensure that the allowance and liability for accrued rebates is fairly stated.

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

Deferred Revenue

The Company sells separately priced service contracts, which range from 12 months to 36 months, to owners of its hemodynamic monitors. The Company invoices the customer the total amount of consideration at the inception of the contract and recognizes revenue ratably over the term of the contract. As of June 30, 2018 and December 31, 2017, $6.0 million and $4.2 million, respectively, of deferred revenue associated with outstanding service contracts was recorded in “Accounts Payable and Accrued Liabilities” and "Other Long-term Liabilities." During the three and six months ended June 30, 2018, the Company recognized as revenue $0.7 million and $1.3 million, respectively, that was included in the balance of deferred revenue as of December 31, 2017.

The Company applies the optional exemption of not disclosing the amount of the transaction price allocated to unsatisfied performance obligations for contracts with an original expected duration of one year or less.

4.     SPECIAL CHARGES (GAINS)

In March 2018, the Company recorded a $7.1 million gain related to the curtailment of its defined benefit plan in Switzerland resulting from the closure of it manufacturing plant.

In September 2017, the Company recorded a $10.2 million charge related primarily to severance expenses (impacting 232 employees) and other costs associated with the planned closure of its manufacturing plant in Switzerland. As of June 30, 2018, the Company's remaining severance obligations of $1.4 million are expected to be substantially paid by September 30, 2018.

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

5.     INVESTMENTS

Debt Securities

Investments in debt securities at the end of each period were as follows (in millions):

	June 30, 2018				December 31, 2017
Held-to-maturity	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Bank time deposits	$45.7	$—	$—	$45.7	$382.9	$—	$—	$382.9
Commercial paper	—	—	—	—	1.4	—	—	1.4
U.S. government and agency securities	3.0	—	—	3.0	3.9	—	—	3.9
Total	$48.7	$—	$—	$48.7	$388.2	$—	$—	$388.2

Available-for-sale
Bank time deposits	$0.5	$—	$—	$0.5	$0.5	$—	$—	$0.5
Commercial paper	18.6	—	—	18.6	40.3	—	—	40.3
U.S. government and agency securities	69.5	—	(0.9)	68.6	69.4	—	(0.7)	68.7
Foreign government bonds	3.0	—	—	3.0	3.0	—	—	3.0
Asset-backed securities	96.8	0.1	(1.0)	95.9	121.2	—	(0.4)	120.8
Corporate debt securities	390.2	0.6	(4.3)	386.5	446.5	0.8	(1.8)	445.5
Municipal securities	4.4	—	—	4.4	4.4	—	—	4.4
Total	$583.0	$0.7	$(6.2)	$577.5	$685.3	$0.8	$(2.9)	$683.2
The cost and fair value of investments in debt securities, by contractual maturity, as of June 30, 2018 were as follows:

	Held-to-Maturity		Available-for-Sale
	Cost	Fair Value	Cost	Fair Value
	(in millions)
Due in 1 year or less	$45.7	$45.7	$129.3	$128.7
Due after 1 year through 5 years	—	—	361.7	357.6
Instruments not due at a single maturity date	3.0	3.0	92.0	91.2
	$48.7	$48.7	$583.0	$577.5
Actual maturities may differ from the contractual maturities due to call or prepayment rights.
The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of June 30, 2018 and December 31, 2017, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	June 30, 2018
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$24.6	$—	$—	$—	$24.6	$—
U.S. government and agency securities	31.3	(0.4)	37.0	(0.5)	68.3	(0.9)
Foreign government bonds	3.0	—	—	—	3.0	—
Asset-backed securities	73.7	(0.8)	16.1	(0.2)	89.8	(1.0)
Corporate debt securities	217.1	(3.4)	51.9	(0.9)	269.0	(4.3)
Municipal securities	4.3	—	—	—	4.3	—
	$354.0	$(4.6)	$105.0	$(1.6)	$459.0	$(6.2)

	December 31, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$2.4	$—	$—	$—	$2.4	$—
U.S. government and agency securities	31.5	(0.2)	37.1	(0.5)	68.6	(0.7)
Foreign government bonds	3.0	—	—	—	3.0	—
Asset-backed securities	90.8	(0.3)	23.2	(0.1)	114.0	(0.4)
Corporate debt securities	253.3	(1.2)	59.2	(0.6)	312.5	(1.8)
Municipal securities	4.3	—	—	—	4.3	—
	$385.3	$(1.7)	$119.5	$(1.2)	$504.8	$(2.9)

Investments in Unconsolidated Affiliates

The Company has a number of equity investments in privately and publicly held companies. Investments in these unconsolidated affiliates are recorded in "Long-term Investments" on the consolidated condensed balance sheets, and are as follows:

	June 30, 2018	December 31, 2017
	(in millions)
Equity method investments
Cost	9.5	9.2
Equity in losses	(5.4)	(5.1)
Carrying value of equity method investments	4.1	4.1
Equity securities
Carrying value of non-marketable equity securities	14.5	10.7
Total investments in unconsolidated affiliates	$18.6	$14.8
Non-marketable equity securities consist of investments in privately held companies without readily determinable fair values, and are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. During the three and six months ended June 30, 2018, the Company recorded $1.7 million of upward adjustments to the carrying value based on observable price changes, and $1.8 million of downward adjustments due to impairment.
During the three and six months ended June 30, 2018, the gross realized gains or losses from sales of available-for-sale investments were not material.
6.     DEBT

In October 2013, the Company issued $600.0 million of fixed-rate unsecured senior notes (the "2013 Notes") due October 15, 2018. Interest is payable semi-annually in arrears, with payment due in April and October. In June 2018, the Company issued $600.0 million of fixed-rate unsecured senior notes (the "2018 Notes") due June 15, 2028. The proceeds from the 2018 Notes of $598.6 million, which is net of an issuance discount of $1.4 million, were used to repay amounts outstanding under the Company's Five-Year Credit Agreement and the remainder will be used to partially repay the maturing 2013 Notes and for general corporate purposes. Interest is payable semi-annually in arrears, with the first payment due in December 2018.

The Company may redeem the 2013 Notes and the 2018 Notes (collectively the "Notes"), in whole or in part, at any time and from time to time at specified redemption prices. In addition, upon the occurrence of certain change of control triggering events, the Company may be required to repurchase all or a portion of the Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest. The Notes also include covenants that limit the Company's ability to incur secured indebtedness, enter into sale and leaseback transactions, and consolidate, merge, or transfer all or substantially all of its assets.

The following is a summary of the Notes as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Amount	Effective Interest Rate	Amount	Effective Interest Rate
	(in millions)		(in millions)
Fixed-rate 4.300% notes	$600.0	4.329%	$—	—%
Fixed-rate 2.875% notes	600.0	2.983%	600.0	2.983%
Total senior notes	1,200.0		600.0
Unamortized discount	(1.6)		(0.5)
Unamortized debt issuance costs	(5.0)		(0.8)
Hedge accounting fair value adjustments (see Note 8)	(0.3)		(0.7)
Total carrying amount	$1,193.1		$598.0

As of June 30, 2018 and December 31, 2017, the fair value of the Notes, based on Level 2 inputs, was $1.2 billion and $604.3 million, respectively. The debt issuance costs, as well as the discounts on the Notes, are being amortized to interest expense over the term of the respective notes.

In April 2018, the Company entered into a new Five-Year Credit Agreement ("the Credit Agreement") which matures on April 28, 2023, and the previous Five-Year Credit Agreement was terminated. The Credit Agreement provides up to an aggregate of $750.0 million in borrowings in multiple currencies. Subject to certain terms and conditions, the Company may increase the amount available under the Credit Agreement by up to an additional $250.0 million in the aggregate. Borrowings generally bear interest at the London interbank offered rate ("LIBOR") plus a spread ranging from 0.9% to 1.3%, depending on the leverage ratio, as defined in the Credit Agreement. The Company also pays a facility fee ranging from 0.1% to 0.2%, depending on the leverage ratio, on the entire credit commitment available, whether drawn or not. The facility fee is expensed as incurred. Issuance costs of $2.4 million are being amortized to interest expense over the term of the Credit Agreement. As of June 30, 2018, there were no borrowings outstanding under the Credit Agreement. The Credit Agreement is unsecured and contains various financial and other covenants, including a maximum leverage ratio, as defined in the Credit Agreement. The Company was in compliance with all covenants as of June 30, 2018.

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

Financial instruments also include notes payable. See Note 6 for further information on the fair value of the notes payable.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company's financial instruments which are measured at fair value on a recurring basis (in millions):

June 30, 2018	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$53.1	$111.8	$—	$164.9
Available-for-sale investments:
Bank time deposits	—	0.5	—	0.5
Corporate debt securities	—	386.5	—	386.5
Asset-backed securities	—	95.9	—	95.9
U.S. government and agency securities	20.6	48.0	—	68.6
Foreign government bonds	—	3.0	—	3.0
Commercial paper	—	18.6	—	18.6
Municipal securities	—	4.4	—	4.4
Investments held for deferred compensation plans	69.4	—	—	69.4
Derivatives	—	19.4	—	19.4
	$143.1	$688.1	$—	$831.2
Liabilities
Derivatives	$—	$15.3	$—	$15.3
Deferred compensation plans	69.7	—	—	69.7
Contingent consideration liabilities	—	—	199.0	199.0
	$69.7	$15.3	$199.0	$284.0
December 31, 2017
Assets
Cash equivalents	$52.2	$22.8	$—	$75.0
Available-for-sale investments:
Bank time deposits	—	0.5	—	0.5
Corporate debt securities	—	445.5	—	445.5
Asset-backed securities	—	120.8	—	120.8
U.S. government and agency securities	20.6	48.1	—	68.7
Foreign government bonds	—	3.0	—	3.0
Commercial paper	—	40.3	—	40.3
Municipal securities	—	4.4	—	4.4
Investments held for deferred compensation plans	63.7	—	—	63.7
Derivatives	—	4.9	—	4.9
	$136.5	$690.3	$—	$826.8
Liabilities
Derivatives	$—	$24.8	$—	$24.8
Deferred compensation plans	64.1	—	—	64.1
Contingent consideration liabilities		—	244.3	244.3
	$64.1	$24.8	$244.3	$333.2

The following table summarizes the changes in fair value of the contingent consideration liabilities for the six months ended June 30, 2018 (in millions):

Balance at December 31, 2017	$244.3
Payments	(60.0)
Changes in fair value	14.7
Balance at June 30, 2018	$199.0

In January 2018, contingent consideration of $10.0 million was paid in cash to the former shareholders of Harpoon Medical, Inc. for achievement of a regulatory milestone. In May 2018, contingent consideration of $50.0 million was paid through a combination of cash and equity to the former shareholders of Valtech Cardio Ltd., for achievement of a regulatory milestone.

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

Derivative Instruments

The Company uses derivative financial instruments in the form of foreign currency forward exchange contracts and cross currency swap contracts to manage foreign currency exposures. All derivatives contracts are recognized on the balance sheet at their fair value. The fair value of the derivative financial instruments was estimated based on quoted market foreign exchange rates and market discount rates. Judgment was employed in interpreting market data to develop estimates of fair value; accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.

Contingent Consideration Liabilities

Certain of the Company's acquisitions involve contingent consideration arrangements. Payment of additional consideration is contingent upon the acquired company reaching certain performance milestones, such as attaining specified revenue levels, achieving product development targets, or obtaining regulatory approvals. These contingent consideration liabilities are measured at estimated fair value using either a probability weighted discounted cash flow analysis or a Monte Carlo simulation model, both of which consider significant unobservable inputs. These inputs include (1) the discount rate used to present value the projected cash flows (ranging from 1.8% to 4.0%), (2) the probability of milestone achievement (ranging from 25.0% to 98.6%), (3) the projected payment dates (ranging from 2019 to 2025), and (4) the volatility of future revenue (45.0%). The use of different assumptions could have a material effect on the estimated fair value amounts.

8.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses derivative financial instruments to manage interest rate and foreign currency risks, as summarized below. It is the Company's policy not to enter into derivative financial instruments for speculative purposes. Notional amounts are stated in United States dollar equivalents at spot exchange rates at the respective dates.

	Notional Amount
	June 30, 2018	December 31, 2017
	(in millions)
Foreign currency forward exchange contracts	$1,252.3	$979.8
Cross currency swap contracts	300.0	—

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

The Company uses cross currency swap contracts and foreign currency denominated debt to offset changes in the value of its net investment in certain foreign subsidiaries resulting from changes in foreign currency exchange rates. The cross currency swap contracts and the foreign currency denominated debt are designated as net investment hedges.

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

All derivative financial instruments are recognized at fair value in the consolidated condensed balance sheets. For each derivative instrument that is designated as a fair value hedge, the gain or loss on the derivative is recognized immediately to earnings, and offsets the loss or gain on the underlying hedged item. The gain or loss on the interest rate swaps (designated as fair value hedges) is classified in net interest expense, as they hedged the interest rate risk associated with the Company's fixed-rate debt. The Company reports in "Accumulated Other Comprehensive Loss" the gain or loss on derivative financial instruments that are designated, and that qualify, as cash flow hedges. The Company reclassifies these gains and losses into earnings in the same period in which the underlying hedged transactions affect earnings. Changes in the fair value of net investment hedges are reported in "Accumulated Other Comprehensive Loss" as a part of the cumulative translation adjustment and would be reclassified into earnings if the underlying net investment is sold or substantially liquidated. The portion of the change in fair value related to components excluded from the net investment hedge effectiveness assessment are amortized into earnings over the life of the derivative. The gains and losses on derivative financial instruments for which the Company does not elect hedge accounting treatment are recognized in the consolidated condensed statements of operations in each period based upon the change in the fair value of the derivative financial instrument. Cash flows from net investment hedges are reported as investing activities in the consolidated condensed statements of cash flows, and cash flows from all other derivative financial instruments are reported as operating activities.

The following table presents the location and fair value amounts of derivative instruments reported in the consolidated condensed balance sheets (in millions):

		Fair Value
Derivatives designated as hedging instruments	Balance Sheet Location	June 30, 2018	December 31, 2017
Assets
Foreign currency contracts	Other current assets	$19.4	$4.9
Liabilities
Cross currency swap contracts	Other long-term liabilities	$10.0	$—
Foreign currency contracts	Accrued and other liabilities	$5.3	$24.8

The following table presents the effect of master-netting agreements and rights of offset on the consolidated condensed balance sheets (in millions):

				Gross Amounts Not Offset in the Consolidated Balance Sheet
		Gross Amounts Offset in the Consolidated Balance Sheet
			Net Amounts Presented in the Consolidated Balance Sheet
June 30, 2018	Gross Amounts			Financial Instruments	Cash Collateral Received	Net Amount
Derivative assets
Foreign currency contracts	$19.4	$—	$19.4	$(4.4)	$—	$15.0
Derivative liabilities
Foreign currency contracts	$5.3	$—	$5.3	$(4.4)	$—	$0.9
Cross currency swap contracts	$10.0	$—	$10.0	$—	$—	$10.0
December 31, 2017
Derivative assets
Foreign currency contracts	$4.9	$—	$4.9	$(3.7)	$—	$1.2
Derivative liabilities
Foreign currency contracts	$24.8	$—	$24.8	$(3.7)	$—	$21.1
The following tables present the effect of derivative and non-derivative hedging instruments on the consolidated condensed statements of operations and consolidated condensed statements of comprehensive income (in millions):

	Amount of Gain or (Loss) Recognized in OCI on Derivative			Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended June 30,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Three Months Ended June 30,

	2018	2017		2018	2017
Cash flow hedges
Foreign currency contracts	$31.5	$(17.6)	Cost of sales	$(12.7)	$2.2
			Selling, general, and administrative expenses	$(1.0)	$0.1

	Amount of Gain or (Loss) Recognized in OCI on Derivative			Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	Six Months Ended June 30,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Six Months Ended June 30,

	2018	2017		2018	2017
Cash flow hedges
Foreign currency contracts	$16.1	$(26.1)	Cost of sales	$(14.2)	$4.7
			Selling, general, and administrative expenses	$(2.1)	$0.2

	Amount of Gain or (Loss) Recognized in OCI on Derivative			Amount of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Three Months Ended June 30,		Location of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)	Three Months Ended June 30,

	2018	2017		2018	2017
Net investment hedges
Cross currency swap contracts	$(10.0)	$—	Interest expense (income), net	$0.2	$—
Foreign currency denominated debt	$27.0	$(15.6)

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Amount of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Six Months Ended June 30,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Six Months Ended June 30,

	2018	2017		2018	2017
Net investment hedges
Cross currency swap contracts	$(10.0)	$—	Interest expense (income), net	$0.2	$—
Foreign currency denominated debt	$6.8	$(15.6)

In June 2018, the Company repaid and dedesignated its €370.0 million of outstanding long-term debt which had been previously designated as a net investment hedge, and concurrently entered into cross currency swap contracts, which were designated as a net investment hedge. The cross currency swaps have an expiration date of June 15, 2028. At maturity of the cross currency swap contracts, the Company will deliver the notional amount of €257.2 million and will receive $300.0 million from the counterparties. The Company will receive quarterly interest payments from the counterparties based on a fixed interest rate until maturity of the agreements.

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended June 30,
	Location of Gain or (Loss) Recognized in Income on Derivative
Fair value hedges		2018	2017
Interest rate swap agreements	Interest expense (income), net	$—	$0.1

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Six Months Ended June 30,
	Location of Gain or (Loss) Recognized in Income on Derivative
Fair value hedges		2018	2017
Interest rate swap agreements	Interest expense (income), net	$—	$0.2
In December 2017, the interest rate swap agreements were settled at a loss of $0.7 million, which is being amortized to interest expense over the remaining life of the debt.

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended June 30,
	Location of Gain or (Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments		2018	2017
Foreign currency contracts	Other expense (income), net	$10.3	$(1.1)

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Six Months Ended June 30,
	Location of Gain or (Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments		2018	2017
Foreign currency contracts	Other expense (income), net	$1.4	$(6.6)

The following tables present the effect of cash flow hedge accounting on the consolidated condensed statements of operations:

	Location and Amount of Gain or (Loss) Recognized in Income on Cash Flow Hedging Relationships
	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Cost of sales	Selling, general, and administrative expenses	Interest expense (income), net	Cost of sales	Selling, general, and administrative expenses	Interest expense (income), net

Total amounts of income and expense line items presented in the consolidated condensed statements of operations in which the effects of cash flow hedges are recorded	$(246.2)	$(274.9)	$—	$(479.8)	$(530.9)	$0.8
The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships:
Foreign currency contracts:
Amount of gain (loss) reclassified from accumulated OCI into income	$(12.7)	$(1.0)	$—	$(14.2)	$(2.1)	$—
The Company expects that during the next twelve months it will reclassify to earnings a $4.0 million loss currently recorded in "Accumulated Other Comprehensive Loss."

9.    STOCK-BASED COMPENSATION

Stock-based compensation expense related to awards issued under the Company's incentive compensation plans for the three and six months ended June 30, 2018 and 2017 was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of sales	$2.8	$2.3	$5.8	$4.6
Selling, general, and administrative expenses	12.7	10.0	24.5	20.2
Research and development expenses	3.7	3.0	7.3	5.7
Total stock-based compensation expense	$19.2	$15.3	$37.6	$30.5

At June 30, 2018, the total remaining compensation cost related to nonvested stock options, restricted stock units, market-based restricted stock units, performance-based restricted stock units, and employee stock purchase plan ("ESPP") subscription awards amounted to $134.8 million, which will be amortized on a straight-line basis over the weighted-average remaining requisite service period of 33 months.

During the six months ended June 30, 2018, the Company granted 0.8 million stock options at a weighted-average exercise price of $135.80 and 0.2 million shares of restricted stock units at a weighted-average grant-date fair value of $135.70. The Company also granted 42 thousand shares of market-based restricted stock units at a weighted-average grant-date fair value of $148.69. In addition, the Company issued an additional 50 thousand shares related to a previous year's grant of market-based restricted stock units since the payout percentage achieved at the end of the performance period was in excess of the targeted shares. The market-based restricted stock units vest based on a combination of certain service and market conditions. The actual number of shares issued will be determined based on the Company's total shareholder return relative to a selected industry peer group over a three-year performance period, and may range from 0% to 175% of the targeted number of shares granted.

Fair Value Disclosures

The fair value of the market-based restricted stock units was determined using a Monte Carlo simulation model, which uses multiple input variables to determine the probability of satisfying the market condition requirements. The weighted-average assumptions used to determine the fair value of the market-based restricted stock units granted during the six months ended June 30, 2018 and 2017 included a risk-free interest rate of 2.7% and 1.7%, respectively, and an expected volatility rate of 29.7% and 30.2%, respectively.

The following table includes the weighted-average grant-date fair values of stock options granted during the periods indicated and the related weighted-average assumptions used in the Black-Scholes option pricing model:

Option Awards	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Average risk-free interest rate	2.9%	1.8%	2.9%	1.8%
Expected dividend yield	None	None	None	None
Expected volatility	29.0%	33.0%	29.1%	33.0%
Expected term (years)	5.0	4.5	5.0	4.5
Fair value, per option	$42.12	$33.64	$42.14	$33.54
The following table includes the weighted-average grant-date fair values for ESPP subscriptions granted during the periods indicated and the related weighted-average assumptions used in the Black-Scholes option pricing model:

ESPP	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Average risk-free interest rate	1.0%	0.5%	0.9%	0.4%
Expected dividend yield	None	None	None	None
Expected volatility	32.8%	32.8%	32.6%	32.9%
Expected term (years)	0.6	0.6	0.6	0.6
Fair value, per share	$36.94	$29.89	$35.49	$25.19

10.    ACCELERATED SHARE REPURCHASE

In April 2018, Edwards entered into an accelerated share repurchase ("ASR") agreement to repurchase $400.0 million of the Company's common stock based on the volume-weighted average price ("VWAP") of the Company's common stock during the term of the agreement, less a discount. Upon entering into the agreement, Edwards received an initial delivery of 2.5 million shares. The initial shares were valued at $127.36 per share based on the closing price of the Company's stock on the date of the agreement, and represented approximately 80% of the total contract value. At the conclusion of the agreement, the Company may receive additional shares or may be required to pay additional cash or shares (at the Company's election). The final settlement is based on the VWAP over the term of the agreement, less a discount. If the agreement had been settled on June 30, 2018, Edwards would have received 0.3 million additional shares. The ASR agreement has a scheduled termination date of July 27, 2018.

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

11.    COMMITMENTS AND CONTINGENCIES

On October 30, 2015, Boston Scientific Scimed, Inc., a subsidiary of Boston Scientific Corporation ("Boston Scientific"), filed a lawsuit in the district court in Düsseldorf, Germany against Edwards Lifesciences and its German subsidiary, Edwards Lifesciences Services GmbH, alleging that Edwards Lifesciences' SAPIEN 3 heart valve infringes certain claims of a Boston

Scientific German national patent arising from EP 2 749 254 B1 (the "'254 patent") related to paravalvular sealing technology. On February 26, 2016, Boston Scientific added the German national patent arising from EP 2 926 766 (the "'766 patent") to the infringement allegations. On April 8, 2016, Boston Scientific filed a similar patent infringement action in district court in Paris, France relating to these patents. The complaints seek unspecified money damages and injunctive relief. The Company intends to defend itself vigorously in these matters. The French suit has been stayed pending the outcome of validity proceedings on the '254 and '766 patents. On March 9, 2017, the German district court ruled that the SAPIEN 3 heart valve infringes the '254 and '766 patents, and that Boston Scientific is entitled to enforce an injunction against SAPIEN 3 sales in Germany upon payment of a €90.0 million bond for each patent, but has not yet elected to do so. Edwards Lifesciences has appealed this infringement decision. In addition, Edwards Lifesciences filed oppositions at the European Patent Office ("EPO") challenging the validity of the '254 and '766 patents. On October 19, 2017, the EPO required Boston Scientific to amend the '254 patent. On June 13, 2018, the EPO also required Boston Scientific to amend the '766 patent.

On November 2, 2015, Edwards Lifesciences LLC, a U.S. subsidiary of Edwards Lifesciences, filed a lawsuit against Sadra Medical, Inc. and Boston Scientific Scimed, Inc., two subsidiaries of Boston Scientific, in the United Kingdom in the High Court of Justice, Chancery Division, Patents Court to declare invalid and revoke the U.K. national patent corresponding to the '254 patent. Edwards Lifesciences later added Boston Scientific’s U.K. national patent corresponding to the '766 patent to this invalidity lawsuit.  The Boston Scientific subsidiaries filed counterclaims against Edwards Lifesciences and three of its European subsidiaries alleging that the SAPIEN 3 heart valve infringes certain claims of the same patents and seeking unspecified monetary damages and injunctive relief. On March 3, 2017, the U.K. Patents Court ruled that Boston Scientific's '254 patent is invalid, and that its '766 patent is valid and infringed. The court also ruled that Boston Scientific is entitled to an injunction against SAPIEN 3 sales in the United Kingdom, but stayed the injunction pending appeal. Both sides appealed this decision and on March 25, 2018, the U.K. Court of Appeal affirmed the lower court's decision. The Court of Appeal has remanded the case to the U.K. Patents Court for further proceedings on damages and injunction issues. On May 24, 2018, the U.K. Patents Court confirmed the injunction, but stayed it for 12 months.

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

On April 19, 2016, Boston Scientific filed a lawsuit against Edwards Lifesciences Corporation in the Federal District Court in the District of Delaware alleging that the SAPIEN 3 heart valve infringes certain claims of Boston Scientific’s U.S. Patent 8,992,608 (the "'608 patent") related to paravalvular sealing technology and seeking unspecified monetary damages and injunctive relief. On June 9, 2016, Edwards Lifesciences LLC and Edwards Lifesciences PVT, Inc. filed counterclaims alleging that Boston Scientific’s Lotus heart valve infringes Edwards Lifesciences’ U.S. Patents 9,168,133; 9,339,383; and 7,510,575 related to prosthetic valve technology. Trial has been rescheduled to November 26, 2018. On October 12, 2016, Edwards Lifesciences filed an Inter Partes Review ("IPR") request with the U.S. Patent and Trademark Office (the "USPTO") challenging the validity of Boston Scientific's '608 patent. On March 23, 2018, the USPTO decided in Edwards Lifesciences' favor, and invalidated the '608 patent claims asserted by Boston Scientific, which appealed the decision.

Also on April 19, 2016, Boston Scientific filed a lawsuit against Edwards Lifesciences Corporation in the Federal District Court in the Central District of California alleging that five of its transcatheter heart valve delivery systems and a valve crimper infringe certain claims of eight Boston Scientific U.S. patents.  The complaints seek unspecified monetary damages and injunctive relief. The Company intends to defend itself vigorously in these matters and has filed IPRs challenging the validity of the Boston Scientific patents in the suit. The lawsuit has been stayed pending the outcome of these IPR proceedings. The

USPTO has instituted three of the requested IPRs. On June 28, 2018, the USPTO issued a ruling in one of the IPR proceedings holding most of the claims of one of the patents asserted by Boston Scientific invalid.

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

12.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table is a summary of activity for each component of "Accumulated Other Comprehensive Loss" for the six months ended June 30, 2018 (in millions):

	Foreign Currency Translation Adjustments	Unrealized (Loss) Gain on Cash Flow Hedges	Unrealized (Loss) Gain on Available-for-sale Investments	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
December 31, 2017	$(100.1)	$(13.9)	$(4.6)	$(14.1)	$(132.7)
Other comprehensive (loss) gain before reclassifications	(33.6)	16.1	(3.8)	—	(21.3)
Amounts reclassified from accumulated other comprehensive loss	—	16.3	2.3	0.6	19.2
Deferred income tax benefit	(4.2)	(11.5)	(0.2)	(0.1)	(16.0)
June 30, 2018	$(137.9)	$7.0	$(6.3)	$(13.6)	$(150.8)

The following table provides information about amounts reclassified from "Accumulated Other Comprehensive Loss" (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
					Affected Line on Consolidated Condensed Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	2018	2017	2018	2017
(Loss) gain on cash flow hedges	$(12.7)	$2.2	$(14.2)	$4.7	Cost of sales
	(1.0)	0.1	(2.1)	0.2	Selling, general, and administrative expenses
	(13.7)	2.3	(16.3)	4.9	Total before tax
	3.3	(0.8)	4.0	(1.8)	(Benefit from) provision for income taxes
	$(10.4)	$1.5	$(12.3)	$3.1	Net of tax
(Loss) gain on available-for-sale investments	$(0.9)	$(0.3)	$(2.3)	$(0.8)	Other expense (income), net
	0.1	—	0.2	—	(Benefit from) provision for income taxes
	$(0.8)	$(0.3)	$(2.1)	$(0.8)	Net of tax
Unrealized pension costs	$—	$—	$(0.6)	$—	Other expense (income), net
	—	—	0.1	—	(Benefit from) provision for income taxes
	$—	$—	$(0.5)	$—

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

The table below presents the computation of basic and diluted earnings per share (in millions, except for per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic:
Net income	$282.7	$186.1	$489.3	$416.3
Weighted-average shares outstanding	209.5	210.5	209.8	210.8
Basic earnings per share	$1.35	$0.88	$2.33	$1.97
Diluted:
Net income	$282.7	$186.1	$489.3	$416.3
Weighted-average shares outstanding	209.5	210.5	209.8	210.8
Dilutive effect of stock plans	4.5	5.2	4.7	5.3
Dilutive weighted-average shares outstanding	214.0	215.7	214.5	216.1
Diluted earnings per share	$1.32	$0.86	$2.28	$1.93

Stock options, restricted stock units, and market-based restricted stock units to purchase 1.2 million and 2.2 million shares for the three months ended June 30, 2018 and 2017, respectively, and 1.2 million and 1.7 million shares for the six months ended June 30, 2018 and 2017, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. Additionally, 0.3 million shares that would have been received if the ASR agreement discussed in Note 10 was settled as of June 30, 2018 were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

14.    INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act ("the 2017 Act") was signed into law. The 2017 Act reduces the U.S. federal corporate tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017, requires companies to pay a one-time mandatory deemed repatriation tax on the cumulative earnings of certain foreign subsidiaries that were previously tax deferred, accelerates federal tax depreciation, and creates new taxes on certain foreign earnings in future years.

On December 22, 2017, SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"), was issued to address the application of generally accepted accounting principles in the United States of America in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Act. In accordance with SAB 118, as of December 31, 2017, the Company had estimated provisional amounts for $3.3 million of tax benefits in connection with the remeasurement of certain tax assets and liabilities, $327.4 million of current tax expense recorded in connection with the one-time mandatory deemed repatriation tax on cumulative earnings of certain foreign subsidiaries, and $32.3 million of tax benefits associated with a tax reform related restructuring. As a result of new Internal Revenue Service ("IRS") guidance, these benefits, net of a reduction of $8.3 million in the repatriation tax, were reversed in the three months ended March 31, 2018. In addition, a reduction of $4.5 million in the repatriation tax, an additional benefit of $3.7 million in connection with the remeasurement of deferred tax assets, and a tax benefit of $9.1 million from a tax reform related restructuring were recorded in the three months ended June 30, 2018.

The changes included in the 2017 Act are broad and complex. The final transition impacts of the 2017 Act may differ from the above estimate, possibly materially, due to, among other things, changes in interpretations of the 2017 Act, any further legislative or regulatory actions that arise because of the 2017 Act, any changes in accounting standards for income taxes or related interpretations in response to the 2017 Act, or any updates or changes to the estimates the Company has utilized to calculate the transition impacts. Any subsequent adjustment to these amounts will be recorded to current tax expense in 2018 when the analysis is complete.

The Company's effective income tax rates were (12.6)% and 9.5% for the three months ended June 30, 2018 and 2017, respectively and 4.9% and 16.6% for the six months ended June 30, 2018 and 2017, respectively. The effective rate for the six months ended June 30, 2018 includes the benefit from the reduction in the U.S. federal corporate rate from 35% to 21% for tax years beginning after December 31, 2017, offset by additional expense of $15.8 million related to the adjustment of the estimated provisional amounts recorded at December 31, 2017 in accordance with SAB 118. In addition, the effective rate for the six months ended June 30, 2018 includes a $36.1 million benefit from the settlement of tax audits discussed below and a tax benefit of $9.1 million from a tax reform related restructuring.

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

During the quarter, the Company signed agreements with the IRS to settle tax years 2009 through 2014 including transfer pricing matters and the tax treatment of a portion of a litigation settlement payment received in 2014. The IRS is expected to begin its examination of the 2015 and 2016 tax years during the third quarter of 2018. At June 30, 2018, all material state, local, and foreign income tax matters have been concluded for years through 2008.

As of June 30, 2018 and December 31, 2017, the liability for income taxes associated with uncertain tax positions was $149.6 million and $225.6 million, respectively. The Company estimates that these liabilities would be reduced by $70.1 million and $94.0 million, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, and timing adjustments. The net amounts of $79.5 million and $131.6 million, respectively, if not required, would favorably affect the Company's effective tax rate.

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

The table below presents information about Edwards Lifesciences' reportable segments (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Segment Net Sales
United States	$512.2	$478.9	$991.7	$943.5
Europe	211.2	181.2	416.5	446.5
Japan	101.9	91.3	193.0	173.1
Rest of World	101.7	92.5	193.4	174.3
Total segment net sales	$927.0	$843.9	$1,794.6	$1,737.4
Segment Operating Income
United States	$343.7	$314.7	$657.5	$618.2
Europe	101.7	79.5	204.7	231.6
Japan	62.0	52.8	116.8	98.8
Rest of World	32.3	27.3	61.3	52.7
Total segment operating income	$539.7	$474.3	$1,040.3	$1,001.3

The table below presents reconciliations of segment net sales to consolidated net sales and segment operating income to consolidated pre-tax income (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Sales Reconciliation
Segment net sales	$927.0	$843.9	$1,794.6	$1,737.4
Foreign currency	16.7	(2.1)	43.9	(12.1)
Consolidated net sales	$943.7	$841.8	$1,838.5	$1,725.3
Pre-tax Income Reconciliation
Segment operating income	$539.7	$474.3	$1,040.3	$1,001.3
Unallocated amounts:
Corporate items	(277.6)	(223.6)	(525.7)	(442.2)
Intellectual property litigation expenses	(5.5)	(7.7)	(11.2)	(17.9)
Foreign currency	(4.5)	(2.0)	1.2	(1.9)
Consolidated operating income	252.1	241.0	504.6	539.3
Non-operating income (expense)	(1.1)	(35.4)	9.9	(40.1)
Consolidated pre-tax income	$251.0	$205.6	$514.5	$499.2

Enterprise-wide Information

Enterprise-wide information is based on actual foreign exchange rates used in the Company's consolidated condensed financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Net Sales by Geographic Area
United States	$512.1	$478.9	$991.6	$943.5
Europe	228.0	183.7	458.0	444.7
Japan	102.6	90.5	195.3	169.8
Rest of World	101.0	88.7	193.6	167.3
	$943.7	$841.8	$1,838.5	$1,725.3
Net Sales by Major Product and Service Area
Transcatheter Heart Valve Therapy	$584.9	$487.5	$1,136.5	$1,026.7
Surgical Heart Valve Therapy	190.3	207.1	369.8	406.6
Critical Care	168.5	147.2	332.2	292.0
	$943.7	$841.8	$1,838.5	$1,725.3

	June 30, 2018	December 31, 2017
	(in millions)
Long-lived Tangible Assets by Geographic Area
United States	$593.7	$608.7
Europe	30.0	28.4
Japan	7.3	7.6
Rest of World	169.7	139.7
	$800.7	$784.4

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview

We are the global leader in patient-focused medical innovations for structural heart disease and critical care monitoring. Driven by a passion to help patients, we partner with the world's leading clinicians and researchers and invest in research and development to transform care for those impacted by structural heart disease or require hemodynamic monitoring during surgery or intensive care. We conduct operations worldwide and are managed in the following geographical regions: United States, Europe, Japan, and Rest of World. Our products are categorized into the following main areas: Transcatheter Heart Valve Therapy ("THVT"), Surgical Heart Valve Therapy ("SHVT"), and Critical Care.

Financial Highlights
Our sales growth was led by our THVT products, primarily increased sales of the Edwards SAPIEN 3 transcatheter heart valve in the United States and Japan, and our Critical Care products, primarily the introduction of our HemoSphere advanced monitoring platform in the United States. In the first quarter of 2017, customers in Germany elected to purchase $61.8 million of additional inventory of SAPIEN 3 in anticipation of a potential supply interruption resulting from intellectual property litigation in that country. Customers consumed this inventory during the remainder of 2017 and the first quarter of 2018, lowering sales during those periods. Our 2018 year to date SHVT sales in the United States were reduced by a $63.1 million sales return reserve related to our conversion to a consignment inventory model for surgical valves.

Our gross profit margin in 2018 was negatively impacted by foreign exchange fluctuations and investments in our operations, partially offset by an improved product mix, led by THVT products.

The increase in our net income was primarily driven by the aforementioned operating performance combined with a benefit from the settlement of tax audits and an adjustment of provisional tax amounts related to the Tax Cuts and Jobs Act enacted at the end of 2017.

Healthcare Environment, Opportunities, and Challenges

The medical technology industry is highly competitive and continues to evolve. Our success is measured both by the development of innovative products and the value we bring to our stakeholders. We are committed to developing new technologies and providing innovative patient care, and we are committed to defending our intellectual property in support of those developments. In the first six months of 2018, we invested 16.2% of our net sales in research and development.

New Accounting Standards

For information on new accounting standards, see Note 1 to the "Consolidated Condensed Financial Statements."

Results of Operations
Net Sales Trends
(dollars in millions)

	Three Months Ended June 30,				Six Months Ended June 30,
				Percent Change				Percent Change
	2018	2017	Change		2018	2017	Change
United States	$512.1	$478.9	$33.2	7.0%	$991.6	$943.5	$48.1	5.1%
Europe	228.0	183.7	44.3	24.1%	458.0	444.7	13.3	3.0%
Japan	102.6	90.5	12.1	13.4%	195.3	169.8	25.5	15.0%
Rest of World	101.0	88.7	12.3	13.8%	193.6	167.3	26.3	15.7%
International	431.6	362.9	68.7	18.9%	846.9	781.8	65.1	8.3%
Total net sales	$943.7	$841.8	$101.9	12.1%	$1,838.5	$1,725.3	$113.2	6.6%

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

Net Sales by Product Group
(dollars in millions)

	Three Months Ended June 30,				Six Months Ended June 30,
				Percent Change				Percent Change
	2018	2017	Change		2018	2017	Change
Transcatheter Heart Valve Therapy	$584.9	$487.5	$97.4	20.0%	$1,136.5	$1,026.7	$109.8	10.7%
Surgical Heart Valve Therapy	190.3	207.1	(16.8)	(8.1)%	369.8	406.6	(36.8)	(9.1)%
Critical Care	168.5	147.2	21.3	14.5%	332.2	292.0	40.2	13.8%
Total net sales	$943.7	$841.8	$101.9	12.1%	$1,838.5	$1,725.3	$113.2	6.6%

Transcatheter Heart Valve Therapy
Net sales of THVT products increased for the three and six months ended June 30, 2018 due primarily to:

•	higher sales of the Edwards SAPIEN 3 valve across all regions, particularly the United States and Japan, driven by strong therapy adoption; and

•
foreign currency exchange rate fluctuations, which increased net sales for the three and six months ended June 30, 2018 by $10.3 million and $30.9 million, respectively, due primarily to the strengthening of the Euro against the United States dollar; and

In addition, customers in Germany elected to purchase additional inventory during the first quarter of 2017 in anticipation of a potential supply interruption resulting from intellectual property litigation in that country. Customers consumed this inventory during the remainder of 2017 and the first quarter of 2018, lowering sales during those periods.

In February 2018, we received CE Mark for our self-expanding CENTERA valve for severe, symptomatic aortic stenosis patients at high risk of open-heart surgery. Also, in the first quarter of 2018, we received approval to initiate a United States pivotal trial to study CENTERA for severe, symptomatic aortic stenosis patients at intermediate risk of open-heart surgery, and in April 2018, we received United States Food and Drug Administration approval for a limited continued access protocol of our PARTNER 3 Trial for low-risk patients with severe aortic stenosis in the United States. In April 2018, we received CE Mark for the Edwards Cardioband tricuspid valve reconstruction system for the treatment of tricuspid regurgitation, and we have begun treating patients. We are conducting a small clinical trial of our Edwards SAPIEN 3 Ultra System to supplement our European regulatory submission. The Edwards SAPIEN 3 Ultra System features the SAPIEN 3 Ultra valve with a heightened outer skirt, and a delivery system that incorporates an on-balloon design that is compatible with the low-profile Axela sheath.

Surgical Heart Valve Therapy
Net sales of SHVT decreased for the three and six months ended June 30, 2018 due primarily to:

•	a sales return reserve in the United States related to our conversion to a consignment inventory model for surgical valves;

partially offset by

•
foreign currency exchange rate fluctuations, which increased net sales for the three and six months ended June 30, 2018 by $5.6 million and $15.2 million, respectively, due primarily to the strengthening of the Euro against the United States dollar; and

•	increased sales of surgical aortic tissue valves in the United States, primarily the EDWARDS INTUITY Elite Valve System.

Critical Care
The increase in net sales of Critical Care products was driven by our HemoSphere advanced monitoring platform and core hemodynamic products, primarily in the United States. In addition, foreign currency exchange rate fluctuations increased net sales for the three and six months ended June 30, 2018 by $3.4 million and $9.6 million, respectively, due primarily to the strengthening of the Euro against the United States dollar.

During the first quarter of 2018, we received regulatory approval of our Acumen Hypotension Prediction Index in the United States. This technology leverages predictive analytics to alert clinicians to address potential hypotension, or low blood pressure, before it occurs in their surgical patients.

Gross Profit
The decrease in gross profit as a percentage of net sales for the three and six months ended June 30, 2018 was driven primarily by:

•	a 1.2 percentage point decrease due to the impact of foreign currency exchange rate fluctuations, including the settlement of foreign currency hedging contracts; and

•	expenses associated with the closure of our manufacturing plant in Switzerland and multiple investments in our operations, including an increase in costs to improve our manufacturing processes;
partially offset by:

•	a 0.9 percentage point and 0.8 percentage point increase, respectively, in the United States due to an improved product mix, driven by THVT products.
Selling, General, and Administrative ("SG&A") Expenses
The increase in SG&A expenses for the three and six months ended June 30, 2018 was due primarily to (1) higher personnel-related costs and (2) the impact of foreign currency, which increased expenses by $6.1 million and $17.4 million, respectively, due primarily to the strengthening of the Euro against the United States dollar. The increase in SG&A expenses as a percentage of net sales for the six months ended June 30, 2018 was due primarily to the previously mentioned expense increases combined with lower sales in 2018 due to the SHVT sales return reserve and higher sales in 2017 due to the Germany stocking sales.

Research and Development ("R&D") Expenses
The increase in R&D expenses and ratio as a percentage of net sales for the three and six months ended June 30, 2018 was due primarily to continued investments in our transcatheter structural heart programs, including spending on clinical trials.

Change in Fair Value of Contingent Consideration Liabilities, net

The change in fair value of contingent consideration liabilities resulted in an expense of $10.9 million and $3.1 million for three months ended June 30, 2018 and 2017, respectively, and $14.7 million and $4.2 million for the six months ended June 30, 2018 and 2017, respectively. The expense is primarily due to the increase in the fair value of contingent consideration liabilities associated with the December 2017 acquisition of Harpoon Medical Inc., and the achievement by Valtech Cardio Ltd. of a regulatory milestone. For further information, see Note 7 to the "Consolidated Condensed Financial Statements."

Special Charges (Gains)

For information on special charges (gains), see Note 4 to the "Consolidated Condensed Financial Statements."

Other Expense (Income), net
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Foreign exchange (gains) losses, net	$(0.1)	$2.7	$(4.3)	$4.0
Loss on investments	1.2	—	2.1	0.9
Other	—	0.1	0.2	0.2
Other expense (income), net	$1.1	$2.8	$(2.0)	$5.1
The net foreign exchange (gains) losses relate primarily to the foreign currency fluctuations in our global trade and intercompany receivable and payable balances, offset by the gains and losses on derivative instruments intended as an economic hedge of those exposures.

The loss on investments primarily represents our net share of gains and losses in investments accounted for under the equity method, and gains and losses on our money market accounts and equity securities.

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

On December 22, 2017, SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118") was issued to address the application of generally accepted accounting principles in the United States of America in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Act. In accordance with SAB 118, as of December 31, 2017, we had estimated provisional amounts for $3.3 million of tax benefits in connection with the remeasurement of certain tax assets and liabilities, $327.4 million of current tax expense recorded in connection with the one-time mandatory deemed repatriation tax on cumulative earnings of certain foreign subsidiaries, and $32.3 million of tax benefits associated with a tax reform related restructuring. As a result of new Internal Revenue Service ("IRS") guidance, these benefits, net of a reduction of $8.3 million in the repatriation tax, were reversed in the three months ended March 31, 2018. In addition, a reduction of $4.5 million in the repatriation tax, an additional benefit of $3.7 million in connection with the remeasurement of deferred tax assets, and a tax benefit of $9.1 million from a tax reform related restructuring were recorded in the three months ended June 30, 2018.

The changes included in the 2017 Act are broad and complex. The final transition impacts of the 2017 Act may differ from the above estimates, possibly materially, due to, among other things, changes in interpretations of the 2017 Act, any further legislative or regulatory actions that arise because of the 2017 Act, any changes in accounting standards for income taxes or related interpretations in response to the 2017 Act, or any updates or changes to the estimates we have used to calculate the transition impacts. Any subsequent adjustment to these amounts will be recorded to current tax expense in 2018 when the analysis is complete.

Our effective income tax rate was (12.6)% and 9.5% for the three months ended June 30, 2018 and 2017, respectively, and 4.9% and 16.6% for the six months ended June 30, 2018 and 2017, respectively. The effective rate for the six months ended June 30, 2018 includes the benefit from the reduction in the U.S federal corporate rate from 35% to 21% for tax years beginning after December 31, 2017, offset by additional expense of $15.8 million related to the adjustment of the estimated provisional amounts recorded at December 31, 2017 in accordance with SAB 118. In addition, the effective rate for the six months ended June 30, 2018 includes a $36.1 million benefit from the settlement of tax audits discussed below and a tax benefit of $9.1 million from a tax reform related restructuring.

During the quarter, we signed agreements with the IRS to settle tax years 2009 through 2014 including transfer pricing matters and the tax treatment of a portion of a litigation settlement payment received in 2014. The IRS is expected to begin its examination of the 2015 and 2016 tax years during the third quarter of 2018.

We strive to resolve open matters with each tax authority at the examination level and could reach agreement with a tax authority at any time. While we have accrued for matters we believe are more likely than not to require settlement, the final outcome with a tax authority may result in a tax liability that is more or less than that reflected in the consolidated condensed financial statements. Furthermore, we may later decide to challenge any assessments, if made, and may exercise our right to appeal. The uncertain tax positions are reviewed quarterly and adjusted as events occur that affect potential liabilities for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, negotiations between tax authorities, identification of new issues, and issuance of new legislation, regulations, or case law. We believe that adequate amounts of tax and related penalty and interest have been provided in income tax expense for any adjustments that may result from our uncertain tax positions. For further information, see Note 14 to the "Consolidated Condensed Financial Statements."

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

On December 22, 2017, Public Law 115-97, commonly referred to as the Tax Cuts and Jobs Act (the 2017 Act), was signed into law. The legislation included extensive changes to the international tax regime. The 2017 Act required a deemed repatriation of post-1986 undistributed foreign earnings and profits. The deemed repatriation resulted in a provisional $327.4 million tax obligation as of December 31, 2017. The one-time transition tax liability, as adjusted, is payable in eight annual installments. For additional information, see "Liquidity and Capital Resources" under Part II, Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2017.

As of June 30, 2018, cash and cash equivalents and short-term investments held in the United States and outside the United States were $368.6 million and $1.0 billion, respectively. Prior to the 2017 Act, we asserted that the accumulated earnings of most of our foreign subsidiaries would be permanently invested. However, as a result of the 2017 Act, substantially all of our cash, cash equivalents and short-term investments held outside the United States will be available for use in the United States without incurring additional United States federal income taxes. As we evaluate the impact of U.S. tax legislation and the future cash needs of our global operations, we may revise the amount of foreign earnings considered to be permanently reinvested outside the United States.

Certain of our business acquisitions involve contingent consideration arrangements. Payment of additional consideration in the future may be required, contingent upon the acquired company reaching certain performance milestones, such as attaining specified revenue levels, achieving product development targets, or obtaining regulatory approvals. For further information, see Note 7 to the "Consolidated Condensed Financial Statements."

In April 2018, we entered into a new Five-Year Credit Agreement ("the Credit Agreement") which matures on April 28, 2023, and the previous Five-Year Credit Agreement was terminated. The Credit Agreement provides up to an aggregate of $750.0 million in borrowings in multiple currencies. Subject to certain terms and conditions, we may increase the amount available under the Credit Agreement by up to an additional $250.0 million in the aggregate. As of June 30, 2018, there were no borrowings outstanding under the Credit Agreement.

In October 2013, we issued $600.0 million of 2.875% fixed-rate unsecured senior notes (the "2013 Notes") due October 15, 2018. In June 2018, we issued $600.0 million of 4.300% fixed-rate unsecured senior notes (the "2018 Notes") due June 15, 2028. A portion of the proceeds from the 2018 Notes were used to repay amounts outstanding under our previous Five-Year Credit Agreement, and the remainder will be used to partially repay the maturing 2013 Notes and for general corporate purposes. We expect that we will be able to pay the remaining principal and any accrued interest on the 2013 Notes by using available cash resources. As of June 30, 2018, the total carrying value of our unsecured senior notes was $1.2 billion. For further information, see Note 6 to the "Consolidated Condensed Financial Statements."

From time to time, we repurchase shares of our common stock under share repurchase programs authorized by the Board of Directors. We consider several factors in determining when to execute share repurchases, including, among other things, expected dilution from stock plans, cash capacity, and the market price of our common stock. During 2018, we repurchased a total of 2.7 million shares at an aggregate cost of $420.4 million, and as of June 30, 2018, we had remaining authority to purchase $858.6 million of our common stock.

At June 30, 2018, there had been no material changes in our significant contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Consolidated Cash Flows - For the six months ended June 30, 2018 and 2017:
Net cash flows provided by operating activities of $291.5 million for the six months ended June 30, 2018 decreased $34.5 million over the same period last year due primarily to higher tax payments and a higher bonus payout in 2018 associated with 2017 performance, partially offset by improved operating performance in 2018 and higher working capital needs in 2017.

Net cash provided by investing activities of $325.2 million for the six months ended June 30, 2018 consisted primarily of net proceeds from investments of $432.7 million, partially offset by capital expenditures of $96.0 million, and a $10.0 million contingent consideration milestone payment associated with the acquisition of Harpoon Medical, Inc.

Net cash used in investing activities of $487.0 million for the six months ended June 30, 2017 consisted primarily of net purchases of investments of $322.0 million, partially offset by an $81.8 million net cash payment associated with the acquisition of Valtech Cardio Ltd., and capital expenditures of $73.9 million.

Net cash used in financing activities of $199.8 million for the six months ended June 30, 2018 consisted primarily purchases of treasury stock of $430.4 million and a $15.1 million contingent consideration milestone cash payment associated with the acquisition of Valtech Cardio Ltd., partially offset by net proceeds from debt of $163.6 million and proceeds from stock plans of $84.3 million.

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

Investment Risk

We are exposed to investment risks related to changes in the underlying financial condition and credit capacity of certain of our investments. As of June 30, 2018, we had $626.2 million of investments in fixed-rate debt securities of various companies, of which $451.8 million were long-term. In addition, we had $18.6 million of investments in equity instruments of public and private companies. Should these companies experience a decline in financial condition or credit capacity, or fail to meet certain development milestones, a decline in the investments' value may occur, resulting in unrealized or realized losses.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    Our management, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2018. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded as of June 30, 2018 that our disclosure controls and procedures are effective in providing reasonable assurance that the information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On November 26, 2016, the Company entered into an agreement and plan of merger to acquire Valtech Cardio Ltd. Pursuant to that agreement, on May 25, 2018, the Company issued 252,497 shares of its common stock to certain former shareholders of Valtech Cardio Ltd. in connection with the achievement of a milestone.

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (b)
April 1, 2018 through April 30, 2018	78,424	$130.05	—	$1,268.8
May 1, 2018 through May 31, 2018	2,646,994	127.62	—	858.6
June 1, 2018 through June 30, 2018	—	—	—	858.6
Total	2,725,418	127.69	—

(a)
The difference between the total number of shares (or units) purchased and the total number of shares (or units) purchased as part of publicly announced plans or programs is due to shares withheld by us to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees.

(b)
On November 15, 2017, the Board of Directors approved a stock repurchase program authorizing us to purchase on the open market, including pursuant to a Rule 10b5-1 plan and in privately negotiated transactions, up to $1.0 billion of our common stock.

Item 6.    Exhibits

The exhibits listed in the Exhibit Index (following the signature page of this report) are filed, furnished, or incorporated by reference as part of this report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDWARDS LIFESCIENCES CORPORATION
(Registrant)
Date:	July 27, 2018	By:	/s/ SCOTT B. ULLEM
Scott B. Ullem Chief Financial Officer (Principal Financial Officer)
Date:	July 27, 2018	By:	/s/ ROBERT W.A. SELLERS
Robert W.A. Sellers Corporate Controller (Principal Accounting Officer)

EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

Exhibit No.	Description
4.1
Second Supplemental Indenture, dated as of June 15, 2018, to the Indenture (incorporated by reference to Exhibit 4.2 in Edwards Lifesciences' report on Form 8-K, filed on June 15, 2018) ("Second Supplemental Indenture")

4.2
Form of Global Note for the 4.300% Senior Notes due 2028 (incorporated by reference to Exhibit A in the Second Supplemental Indenture filed as Exhibit 4.2 in Edwards Lifesciences' report on Form 8-K, filed on June 15, 2018)

10.1
Five-Year Credit Agreement, dated as of April 30, 2018, among Edwards Lifesciences and certain of its subsidiaries, as Borrowers, the lenders signatory thereto, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Morgan Stanley MUFG Loan Partners, LLC, Deutsche Bank Securities Inc., HSBC Bank USA, National Association, and Wells Fargo Bank, National Association, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 in Edwards Lifesciences' report on Form 8-K, filed on April 30, 2018)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial statements from Edwards Lifesciences' Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements