Form 10-Q
period 2018-09-30
Edwards Lifesciences Corp
filed 2018-10-26
CIK 1099800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The number of shares outstanding of the registrant's common stock, $1.00 par value, as of October 23, 2018 was 209,049,269.

EDWARDS LIFESCIENCES CORPORATION
FORM 10-Q
For the quarterly period ended September 30, 2018

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

Part I. Financial Information

Item 1.    Financial Statements
EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions, except par value; unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$1,261.3	$818.3
Short-term investments (Note 5)	334.4	519.2
Accounts receivable, net of allowances of $8.3 and $8.5, respectively	423.8	438.7
Other receivables	106.3	40.6
Inventories (Note 2)	583.8	554.9
Prepaid expenses	52.6	60.6
Other current assets	150.4	116.9
Total current assets	2,912.6	2,549.2
Long-term investments (Note 5)	479.0	567.0
Property, plant, and equipment, net	826.1	679.7
Goodwill	1,122.3	1,126.5
Other intangible assets, net	467.9	468.0
Deferred income taxes	115.1	167.1
Other assets	35.2	108.9
Total assets	$5,958.2	$5,666.4
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 2)	$661.2	$770.3
Short-term debt (Note 6)	599.9	598.0
Contingent consideration liabilities (Note 7)	—	51.7
Total current liabilities	1,261.1	1,420.0
Long-term debt (Note 6)	593.6	438.4
Contingent consideration liabilities (Note 7)	192.6	192.6
Taxes payable	264.5	347.5
Other long-term liabilities	285.1	311.7
Commitments and contingencies (Note 11)
Stockholders' equity
Preferred stock, $.01 par value, authorized 50.0 shares, no shares outstanding	—	—
Common stock, $1.00 par value, 350.0 shares authorized, 214.8 and 212.0 shares issued, and 209.1 and 209.7 shares outstanding, respectively	214.8	212.0
Additional paid-in capital	1,341.2	1,166.9
Retained earnings	2,687.7	1,962.1
Accumulated other comprehensive loss	(139.0)	(132.7)
Treasury stock, at cost, 5.7 and 2.3 shares, respectively	(743.4)	(252.1)
Total stockholders' equity	3,361.3	2,956.2
Total liabilities and stockholders' equity	$5,958.2	$5,666.4
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in millions, except per share information; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	$906.6	$821.5	$2,745.1	$2,546.8
Cost of sales	224.9	213.3	704.7	640.0
Gross profit	681.7	608.2	2,040.4	1,906.8
Selling, general, and administrative expenses	269.5	244.6	800.4	718.0
Research and development expenses	161.8	142.9	459.1	406.0
Intellectual property litigation expenses	7.9	13.7	19.1	31.6
Change in fair value of contingent consideration liabilities, net (Note 7)	(6.4)	(16.7)	8.3	(12.5)
Special charges (Note 4)	—	9.7	—	9.7
Other operating expenses, net	—	—	—	0.7
Operating income	248.9	214.0	753.5	753.3
Interest expense (income), net	0.5	0.1	(0.3)	3.9
Special charges (gains) (Note 4)	—	0.5	(7.1)	31.7
Other (income) expense, net	(0.3)	1.6	(2.3)	6.7
Income before provision for income taxes	248.7	211.8	763.2	711.0
Provision for income taxes	22.8	41.7	48.0	124.6
Net income	$225.9	$170.1	$715.2	$586.4
Share information (Note 13)
Earnings per share:
Basic	$1.08	$0.81	$3.41	$2.78
Diluted	$1.06	$0.79	$3.34	$2.71
Weighted-average number of common shares outstanding:
Basic	209.0	211.3	209.5	211.0
Diluted	213.2	216.2	214.1	216.1
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$225.9	$170.1	$715.2	$586.4
Other comprehensive income (loss), net of tax (Note 12):
Foreign currency translation adjustments	(2.0)	26.2	(39.8)	87.1
Unrealized gain (loss) on cash flow hedges	13.1	(10.6)	34.0	(29.2)
Defined benefit pension plans	(0.2)	0.5	0.3	0.6
Unrealized gain (loss) on available-for-sale investments	0.3	(2.1)	(3.7)	(4.7)
Reclassification of net realized investment loss to earnings	0.6	1.1	2.9	1.9
Other comprehensive income (loss)	11.8	15.1	(6.3)	55.7
Comprehensive income	$237.7	$185.2	$708.9	$642.1
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net income	$715.2	$586.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57.5	60.7
Stock-based compensation (Note 9)	55.0	46.3
Impairment charge (Note 4)	—	31.0
Change in fair value of contingent consideration liabilities, net (Note 7)	8.3	(12.5)
Deferred income taxes	29.8	44.1
Other	3.0	4.5
Changes in operating assets and liabilities:
Accounts and other receivables, net	(0.3)	(20.7)
Inventories	(43.5)	(109.8)
Accounts payable and accrued liabilities	4.0	54.9
Income taxes	(208.6)	(55.0)
Other	13.4	6.9
Net cash provided by operating activities	633.8	636.8
Cash flows from investing activities
Capital expenditures	(181.1)	(116.2)
Purchases of held-to-maturity investments (Note 5)	(190.0)	(716.9)
Proceeds from held-to-maturity investments (Note 5)	388.1	333.0
Purchases of available-for sale investments (Note 5)	(115.3)	(477.8)
Proceeds from available-for-sale investments (Note 5)	193.1	381.0
Payment of contingent consideration	(10.0)	—
Acquisition of business, net of cash acquired	—	(84.9)
Other	(13.8)	(14.7)
Net cash provided by (used in) investing activities	71.0	(696.5)
Cash flows from financing activities
Proceeds from issuance of debt, net (Note 6)	686.4	989.3
Payments on debt and capital lease obligations (Note 6)	(524.1)	(812.8)
Purchases of treasury stock	(523.5)	(512.0)
Proceeds from stock plans	119.3	91.3
Payment of contingent consideration	(15.1)	—
Other	0.5	—
Net cash used in financing activities	(256.5)	(244.2)
Effect of currency exchange rate changes on cash and cash equivalents	(5.3)	4.1
Net increase (decrease) in cash and cash equivalents	443.0	(299.8)
Cash and cash equivalents at beginning of period	818.3	930.1
Cash and cash equivalents at end of period	$1,261.3	$630.3
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

In March 2017, the FASB issued an amendment on the guidance on retirement benefits. The amendment requires that employers report the service cost component of net benefit cost in the same line item as other compensation costs arising from services rendered by the pertinent employees. The other components of net benefit cost are required to be presented in the consolidated statements of operations separately from the service cost component and outside a subtotal of income from operations. Additionally, only the service cost component of net benefit cost is eligible for capitalization. The guidance was effective for periods beginning after December 15, 2017, including interim periods within those annual periods. The Company adopted the guidance related to the presentation of the service cost component and the other components of net benefit cost in the income statement retrospectively, and the guidance related to the capitalization of the service cost component of net benefit cost was adopted prospectively. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements for the nine months ended September 30, 2018 and 2017. The Company elected to apply the practical expedient that permits the use of previously disclosed service cost and other costs from the prior year’s employee benefit plan footnote as appropriate estimates when retrospectively changing the presentation of these costs in the consolidated statements of operations.

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

In August 2016, the FASB issued an amendment to the guidance on the statement of cash flows. The standard addresses eight specific cash flow issues, and is intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. The guidance was effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. This guidance impacts how the Company classifies contingent consideration payments made after a business combination. Contingent consideration payments that are not made soon after the acquisition date will be classified as a financing activity up to the amount of the contingent consideration liability recognized at the acquisition date, with any excess classified as an operating activity. Contingent consideration payments made soon after the acquisition date will continue to be classified as an investing activity. The Company did not make any contingent consideration payments in the nine months ended September 30, 2017; therefore, no retrospective adjustments were required. The adoption of the other provisions of this guidance did not have a material impact on the Company's consolidated financial statements.

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

New Accounting Standards Not Yet Adopted

In August 2018, the FASB issued an amendment to the accounting guidance on cloud computing service arrangements. The guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance also requires an entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating the impact the guidance will have on its consolidated financial statements.

In August 2018, the FASB issued an amendment to the accounting guidance on retirement benefits. The guidance modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The guidance is effective for fiscal years ending after December 15, 2020 and must be applied retrospectively to all periods presented. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial statements.

In August 2018, the FASB issued an amendment to the accounting guidance on fair value measurements. The guidance modifies the disclosure requirements on fair value measurements, including the removal of disclosures of the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. The guidance also adds certain disclosure requirements related to Level 3 fair value measurements. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial statements.

In June 2016, the FASB issued an amendment to the guidance on the measurement of credit losses on financial instruments. The amendment updates the guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the “incurred loss” model with an “expected loss” model. Accordingly, these financial assets will be presented at the net amount expected to be collected. The amendment also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than reducing the carrying amount under the current, other-than-temporary-impairment model. The guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted for annual periods after December 15, 2018. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial statements.

In February 2016, the FASB issued an amendment to the guidance on leases. The amendment improves transparency and comparability among companies by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required upon adoption. Reporting entities can elect to adjust comparative periods and record the cumulative effect adjustment at the beginning of the earliest comparative period or to not adjust comparative periods and record the cumulative effect adjustment at the effective date. The Company plans to apply the new guidance effective January 1, 2019 and not adjust comparative periods.

The Company's assessment of the amended standard remains ongoing, including lease data extraction process, implementation of a leasing software system, and evaluation of potential changes and enhancements to internal controls.  The Company believes the adoption of this guidance will have a material impact to its consolidated balance sheet due to the recognition of new right-of-use assets and lease liabilities.  The Company is unable to quantify the impact at this time as the ultimate impact of adopting this new guidance will depend on the total amount of lease commitments as of the adoption date.

2.     OTHER CONSOLIDATED FINANCIAL STATEMENT DETAIL

Composition of Certain Financial Statement Captions

Components of selected captions in the consolidated condensed balance sheets consisted of the following (in millions):

	September 30, 2018	December 31, 2017
Inventories
Raw materials	$117.3	$101.4
Work in process	141.6	121.1
Finished products	324.9	332.4
	$583.8	$554.9

At September 30, 2018 and December 31, 2017, $98.9 million and $88.4 million, respectively, of the Company's finished products inventories were held on consignment.

	September 30, 2018	December 31, 2017
Accounts payable and accrued liabilities
Accounts payable	$134.0	$116.6
Employee compensation and withholdings	212.2	249.4
Taxes payable (Note 14)	11.7	97.8
Property, payroll, and other taxes	44.2	41.9
Research and development accruals	49.6	39.2
Accrued rebates	77.3	71.0
Fair value of derivatives	3.3	24.8
Accrued marketing expenses	21.0	14.9
Litigation and insurance reserves	17.5	15.0
Accrued relocation costs	12.4	8.7
Accrued professional services	9.3	8.5
Accrued realignment reserves	0.3	8.2
Other accrued liabilities	68.4	74.3
	$661.2	$770.3

Supplemental Cash Flow Information
(in millions)

	Nine Months Ended September 30,
	2018	2017
Cash paid during the year for:
Income taxes	$227.3	$122.4
Non-cash investing and financing transactions:
Fair value of shares issued in payment for contingent consideration liabilities	$34.3	$—
Fair value of shares issued in connection with business combinations	$—	$266.5
Retirement of treasury stock	$—	$2,746.2
Capital expenditures accruals	$23.7	$19.1

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

Deferred Revenue

The Company sells separately priced service contracts, which range from 12 months to 36 months, to owners of its hemodynamic monitors. The Company invoices the customer the total amount of consideration at the inception of the contract and recognizes revenue ratably over the term of the contract. As of September 30, 2018 and December 31, 2017, $6.6 million and $4.2 million, respectively, of deferred revenue associated with outstanding service contracts was recorded in “Accounts Payable and Accrued Liabilities” and "Other Long-term Liabilities." During the three and nine months ended September 30, 2018, the Company recognized as revenue $0.8 million and $2.1 million, respectively, that was included in the balance of deferred revenue as of December 31, 2017.

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

In September 2017, the Company recorded a $10.2 million charge related primarily to severance expenses (impacting 232 employees) and other costs associated with the planned closure of its manufacturing plant in Switzerland. As of September 30, 2018, the Company's remaining severance obligations of $0.8 million are expected to be substantially paid by March 31, 2019.

In June 2017, the Company recorded a $31.2 million charge related to the other-than-temporary impairment of one of its investments and an associated long-term asset related to the Company's option to acquire this investee. The Company concluded that the impairment of these assets was other-than-temporary based upon recent review of the investee's clinical data and trial results, which did not support continuation of the product development effort, and the financial condition and near term prospects of the investee.

5.     INVESTMENTS

Debt Securities

Investments in debt securities at the end of each period were as follows (in millions):

	September 30, 2018				December 31, 2017
Held-to-maturity	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Bank time deposits	$190.0	$—	$—	$190.0	$382.9	$—	$—	$382.9
Commercial paper	—	—	—	—	1.4	—	—	1.4
U.S. government and agency securities	—	—	—	—	3.9	—	—	3.9
Total	$190.0	$—	$—	$190.0	$388.2	$—	$—	$388.2

Available-for-sale
Bank time deposits	$—	$—	$—	$—	$0.5	$—	$—	$0.5
Commercial paper	21.2	—	—	21.2	40.3	—	—	40.3
U.S. government and agency securities	82.2	—	(0.9)	81.3	69.4	—	(0.7)	68.7
Foreign government bonds	1.7	—	—	1.7	3.0	—	—	3.0
Asset-backed securities	94.1	—	(0.7)	93.4	121.2	—	(0.4)	120.8
Corporate debt securities	403.8	0.9	(3.9)	400.8	446.5	0.8	(1.8)	445.5
Municipal securities	2.8	—	—	2.8	4.4	—	—	4.4
Total	$605.8	$0.9	$(5.5)	$601.2	$685.3	$0.8	$(2.9)	$683.2
The cost and fair value of investments in debt securities, by contractual maturity, as of September 30, 2018 were as follows:

	Held-to-Maturity		Available-for-Sale
	Cost	Fair Value	Cost	Fair Value
	(in millions)
Due in 1 year or less	$190.0	$190.0	$145.2	$144.4
Due after 1 year through 5 years	—	—	372.0	368.9
Due after 5 years through 10 years	—	—	1.0	1.0
Instruments not due at a single maturity date	—	—	87.6	86.9
	$190.0	$190.0	$605.8	$601.2
Actual maturities may differ from the contractual maturities due to call or prepayment rights.

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of September 30, 2018 and December 31, 2017, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	September 30, 2018
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$7.5	$—	$—	$—	$7.5	$—
U.S. government and agency securities	122.0	(0.3)	41.3	(0.6)	163.3	(0.9)
Foreign government bonds	1.7	—	—	—	1.7	—
Asset-backed securities	39.0	(0.2)	43.1	(0.5)	82.1	(0.7)
Corporate debt securities	158.8	(2.0)	98.6	(1.9)	257.4	(3.9)
Municipal securities	2.8	—	—	—	2.8	—
	$331.8	$(2.5)	$183.0	$(3.0)	$514.8	$(5.5)

	December 31, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$2.4	$—	$—	$—	$2.4	$—
U.S. government and agency securities	31.5	(0.2)	37.1	(0.5)	68.6	(0.7)
Foreign government bonds	3.0	—	—	—	3.0	—
Asset-backed securities	90.8	(0.3)	23.2	(0.1)	114.0	(0.4)
Corporate debt securities	253.3	(1.2)	59.2	(0.6)	312.5	(1.8)
Municipal securities	4.3	—	—	—	4.3	—
	$385.3	$(1.7)	$119.5	$(1.2)	$504.8	$(2.9)

Investments in Unconsolidated Affiliates

The Company has a number of equity investments in privately and publicly held companies. Investments in these unconsolidated affiliates are recorded in "Long-term Investments" on the consolidated condensed balance sheets, and are as follows:

	September 30, 2018	December 31, 2017
	(in millions)
Equity method investments
Cost	$9.5	$9.2
Equity in losses	(5.1)	(5.1)
Carrying value of equity method investments	4.4	4.1
Equity securities
Carrying value of non-marketable equity securities	17.8	10.7
Total investments in unconsolidated affiliates	$22.2	$14.8
Non-marketable equity securities consist of investments in privately held companies without readily determinable fair values, and are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. During the three months ended September 30, 2018, the Company recorded $0.1 million of downward adjustments to the carrying value based on observable price changes, and during the nine months ended September 30, 2018, the Company recorded $1.7 million of upward adjustments based on observable price changes, and $1.9 million of downward adjustments due to impairment and observable price changes.

During the three and nine months ended September 30, 2018, the gross realized gains or losses from sales of available-for-sale investments were not material.
6.     DEBT

In October 2013, the Company issued $600.0 million of fixed-rate unsecured senior notes (the "2013 Notes") due October 15, 2018. Interest was payable semi-annually in arrears, with payment due in April and October. The 2013 Notes were repaid in October 2018. In June 2018, the Company issued $600.0 million of fixed-rate unsecured senior notes (the "2018 Notes") due June 15, 2028. The proceeds from the 2018 Notes of $598.6 million, which is net of an issuance discount of $1.4 million, were used to repay amounts outstanding under the Company's Five-Year Credit Agreement and the remainder was used to partially repay the maturing 2013 Notes and for general corporate purposes. Interest is payable semi-annually in arrears, with the first payment due in December 2018.

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

The following is a summary of the Notes as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
	Amount	Effective Interest Rate	Amount	Effective Interest Rate
	(in millions)		(in millions)
Fixed-rate 4.300% 2018 Notes	$600.0	4.329%	$—	—%
Fixed-rate 2.875% 2013 Notes	600.0	2.983%	600.0	2.983%
Total senior notes	1,200.0		600.0
Unamortized discount	(1.4)		(0.5)
Unamortized debt issuance costs	(5.1)		(0.8)
Hedge accounting fair value adjustments (see Note 8)	—		(0.7)
Total carrying amount	$1,193.5		$598.0

As of September 30, 2018 and December 31, 2017, the fair value of the Notes, based on Level 2 inputs, was $1.2 billion and $604.3 million, respectively. The debt issuance costs, as well as the discounts on the Notes, are being amortized to interest expense over the term of the respective notes.

In April 2018, the Company entered into a new Five-Year Credit Agreement ("the Credit Agreement") which matures on April 28, 2023, and the previous Five-Year Credit Agreement was terminated. The Credit Agreement provides up to an aggregate of $750.0 million in borrowings in multiple currencies. Subject to certain terms and conditions, the Company may increase the amount available under the Credit Agreement by up to an additional $250.0 million in the aggregate. Borrowings generally bear interest at the London interbank offered rate ("LIBOR") plus a spread ranging from 0.9% to 1.3%, depending on the leverage ratio, as defined in the Credit Agreement. The Company also pays a facility fee ranging from 0.1% to 0.2%, depending on the leverage ratio, on the entire credit commitment available, whether drawn or not. The facility fee is expensed as incurred. Issuance costs of $2.4 million are being amortized to interest expense over the term of the Credit Agreement. As of September 30, 2018, there were no borrowings outstanding under the Credit Agreement. The Credit Agreement is unsecured and contains various financial and other covenants, including a maximum leverage ratio, as defined in the Credit Agreement. The Company was in compliance with all covenants as of September 30, 2018.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company's financial instruments which are measured at fair value on a recurring basis (in millions):

September 30, 2018	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$22.2	$114.1	$—	$136.3
Available-for-sale investments:
Corporate debt securities	—	400.8	—	400.8
Asset-backed securities	—	93.4	—	93.4
U.S. government and agency securities	21.3	60.0	—	81.3
Foreign government bonds	—	1.7	—	1.7
Commercial paper	—	21.2	—	21.2
Municipal securities	—	2.8	—	2.8
Investments held for deferred compensation plans	72.7	—	—	72.7
Derivatives	—	28.2	—	28.2
	$116.2	$722.2	$—	$838.4
Liabilities
Derivatives	$—	$13.8	$—	$13.8
Deferred compensation plans	73.4	—	—	73.4
Contingent consideration liabilities	—	—	192.6	192.6
	$73.4	$13.8	$192.6	$279.8
December 31, 2017
Assets
Cash equivalents	$52.2	$22.8	$—	$75.0
Available-for-sale investments:
Bank time deposits	—	0.5	—	0.5
Corporate debt securities	—	445.5	—	445.5
Asset-backed securities	—	120.8	—	120.8
U.S. government and agency securities	20.6	48.1	—	68.7
Foreign government bonds	—	3.0	—	3.0
Commercial paper	—	40.3	—	40.3
Municipal securities	—	4.4	—	4.4
Investments held for deferred compensation plans	63.7	—	—	63.7
Derivatives	—	4.9	—	4.9
	$136.5	$690.3	$—	$826.8
Liabilities
Derivatives	$—	$24.8	$—	$24.8
Deferred compensation plans	64.1	—	—	64.1
Contingent consideration liabilities		—	244.3	244.3
	$64.1	$24.8	$244.3	$333.2

The following table summarizes the changes in fair value of the contingent consideration liabilities for the nine months ended September 30, 2018 (in millions):

Balance at December 31, 2017	$244.3
Payments	(60.0)
Changes in fair value	8.3
Balance at September 30, 2018	$192.6

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

Contingent Consideration Liabilities

Certain of the Company's acquisitions involve contingent consideration arrangements. Payment of additional consideration is contingent upon the acquired company reaching certain performance milestones, such as attaining specified revenue levels or obtaining regulatory approvals. These contingent consideration liabilities are measured at estimated fair value using either a probability weighted discounted cash flow analysis or a Monte Carlo simulation model, both of which consider significant unobservable inputs. These inputs include (1) the discount rate used to present value the projected cash flows (ranging from 2.1% to 4.1%), (2) the probability of milestone achievement (ranging from 0.0% to 98.8%), (3) the projected payment dates (ranging from 2021 to 2025), and (4) the volatility of future revenue (45.0%). The use of different assumptions could have a material effect on the estimated fair value amounts.

8.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses derivative financial instruments to manage interest rate and foreign currency risks, as summarized below. It is the Company's policy not to enter into derivative financial instruments for speculative purposes. Notional amounts are stated in United States dollar equivalents at spot exchange rates at the respective dates.

	Notional Amount
	September 30, 2018	December 31, 2017
	(in millions)
Foreign currency forward exchange contracts	$1,268.1	$979.8
Cross currency swap contracts	300.0	—

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

The following table presents the location and fair value amounts of derivative instruments reported in the consolidated condensed balance sheets (in millions):

		Fair Value
Derivatives designated as hedging instruments	Balance Sheet Location	September 30, 2018	December 31, 2017
Assets
Foreign currency contracts	Other current assets	$28.2	$4.9
Liabilities
Cross currency swap contracts	Other long-term liabilities	$10.5	$—
Foreign currency contracts	Accrued and other liabilities	$3.3	$24.8

The following table presents the effect of master-netting agreements and rights of offset on the consolidated condensed balance sheets (in millions):

				Gross Amounts Not Offset in the Consolidated Balance Sheet
		Gross Amounts Offset in the Consolidated Balance Sheet
			Net Amounts Presented in the Consolidated Balance Sheet
September 30, 2018	Gross Amounts			Financial Instruments	Cash Collateral Received	Net Amount
Derivative assets
Foreign currency contracts	$28.2	$—	$28.2	$(3.3)	$—	$24.9
Derivative liabilities
Foreign currency contracts	$3.3	$—	$3.3	$(3.3)	$—	$—
Cross currency swap contracts	$10.5	$—	$10.5	$—	$—	$10.5
December 31, 2017
Derivative assets
Foreign currency contracts	$4.9	$—	$4.9	$(3.7)	$—	$1.2
Derivative liabilities
Foreign currency contracts	$24.8	$—	$24.8	$(3.7)	$—	$21.1
The following tables present the effect of derivative and non-derivative hedging instruments on the consolidated condensed statements of operations and consolidated condensed statements of comprehensive income (in millions):

	Amount of Gain or (Loss) Recognized in OCI on Derivative			Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended September 30,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Three Months Ended September 30,

	2018	2017		2018	2017
Cash flow hedges
Foreign currency contracts	$12.1	$(13.6)	Cost of sales	$(4.6)	$3.1
			Selling, general, and administrative expenses	$(0.4)	$(0.4)

	Amount of Gain or (Loss) Recognized in OCI on Derivative			Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	Nine Months Ended September 30,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Nine Months Ended September 30,

	2018	2017		2018	2017
Cash flow hedges
Foreign currency contracts	$28.2	$(39.7)	Cost of sales	$(18.8)	$7.8
			Selling, general, and administrative expenses	$(2.5)	$(0.2)

	Amount of Gain or (Loss) Recognized in OCI on Derivative			Amount of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Three Months Ended September 30,		Location of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)	Three Months Ended September 30,

	2018	2017		2018	2017
Net investment hedges
Cross currency swap contracts	$(0.5)	$—	Interest expense (income), net	$1.6	$—
Foreign currency denominated debt	$—	$(16.9)

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Amount of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Nine Months Ended September 30,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Nine Months Ended September 30,

	2018	2017		2018	2017
Net investment hedges
Cross currency swap contracts	$(10.5)	$—	Interest expense (income), net	$1.8	$—
Foreign currency denominated debt	$6.8	$(32.5)

In June 2018, the Company repaid and dedesignated its €370.0 million of outstanding long-term debt which had been previously designated as a net investment hedge, and concurrently entered into cross currency swap contracts, which were designated as a net investment hedge. The cross currency swaps have an expiration date of June 15, 2028. At maturity of the cross currency swap contracts, the Company will deliver the notional amount of €257.2 million and will receive $300.0 million from the counterparties. The Company will receive semi-annual interest payments from the counterparties based on a fixed interest rate until maturity of the agreements.

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended September 30,
	Location of Gain or (Loss) Recognized in Income on Derivative
Fair value hedges		2018	2017
Interest rate swap agreements	Interest expense (income), net	$—	$(0.1)

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Nine Months Ended September 30,
	Location of Gain or (Loss) Recognized in Income on Derivative
Fair value hedges		2018	2017
Interest rate swap agreements	Interest expense (income), net	$—	$0.1
In December 2017, the interest rate swap agreements were settled at a loss of $0.7 million, which is being amortized to interest expense over the remaining life of the debt.

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended September 30,
	Location of Gain or (Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments		2018	2017
Foreign currency contracts	Other (income) expense, net	$5.9	$(6.2)

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Nine Months Ended September 30,
	Location of Gain or (Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments		2018	2017
Foreign currency contracts	Other (income) expense, net	$7.3	$(12.8)

The following table presents the effect of cash flow hedge accounting on the consolidated condensed statements of operations:

	Location and Amount of Gain or (Loss) Recognized in Income on Cash Flow Hedging Relationships
	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Cost of sales	Selling, general, and administrative expenses	Interest expense (income), net	Cost of sales	Selling, general, and administrative expenses	Interest expense (income), net

Total amounts of income and expense line items presented in the consolidated condensed statements of operations in which the effects of cash flow hedges are recorded	$(224.9)	$(269.5)	$(0.5)	$(704.7)	$(800.4)	$0.3
The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships:
Foreign currency contracts:
Amount of gain (loss) reclassified from accumulated OCI into income	$(4.6)	$(0.4)	$—	$(18.8)	$(2.5)	$—
The Company expects that during the next twelve months it will reclassify to earnings a $2.4 million gain currently recorded in "Accumulated Other Comprehensive Loss."

9.    STOCK-BASED COMPENSATION

Stock-based compensation expense related to awards issued under the Company's incentive compensation plans for the three and nine months ended September 30, 2018 and 2017 was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of sales	$2.7	$2.4	$8.5	$7.0
Selling, general, and administrative expenses	11.9	10.3	36.4	30.5
Research and development expenses	2.8	3.1	10.1	8.8
Total stock-based compensation expense	$17.4	$15.8	$55.0	$46.3

At September 30, 2018, the total remaining compensation cost related to nonvested stock options, restricted stock units, market-based restricted stock units, performance-based restricted stock units, and employee stock purchase plan ("ESPP") subscription awards amounted to $129.6 million, which will be amortized on a straight-line basis over the weighted-average remaining requisite service period of 32 months.

During the nine months ended September 30, 2018, the Company granted 0.9 million stock options at a weighted-average exercise price of $136.59 and 0.3 million shares of restricted stock units at a weighted-average grant-date fair value of $138.03. The Company also granted 42 thousand shares of market-based restricted stock units at a weighted-average grant-date fair value of $148.69. In addition, the Company issued an additional 50 thousand shares related to a previous year's grant of market-based restricted stock units since the payout percentage achieved at the end of the performance period was in excess of the targeted shares. The market-based restricted stock units vest based on a combination of certain service and market conditions. The actual number of shares issued will be determined based on the Company's total shareholder return relative to a selected industry peer group over a three-year performance period, and may range from 0% to 175% of the targeted number of shares granted.

Fair Value Disclosures

The fair value of the market-based restricted stock units was determined using a Monte Carlo simulation model, which uses multiple input variables to determine the probability of satisfying the market condition requirements. The weighted-average assumptions used to determine the fair value of the market-based restricted stock units granted during the nine months ended September 30, 2018 and 2017 included a risk-free interest rate of 2.7% and 1.7%, respectively, and an expected volatility rate of 29.7% and 30.2%, respectively.

The following table includes the weighted-average grant-date fair values of stock options granted during the periods indicated and the related weighted-average assumptions used in the Black-Scholes option pricing model:

Option Awards	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Average risk-free interest rate	2.8%	1.8%	2.9%	1.8%
Expected dividend yield	None	None	None	None
Expected volatility	29.2%	33.2%	29.1%	33.0%
Expected term (years)	5.2	4.7	5.0	4.6
Fair value, per option	$46.37	$36.26	$42.44	$33.74
The following table includes the weighted-average grant-date fair values for ESPP subscriptions granted during the periods indicated and the related weighted-average assumptions used in the Black-Scholes option pricing model:

ESPP	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Average risk-free interest rate	1.2%	0.7%	0.9%	0.5%
Expected dividend yield	None	None	None	None
Expected volatility	34.3%	34.3%	32.8%	33.1%
Expected term (years)	0.7	0.7	0.6	0.6
Fair value, per share	$46.58	$29.15	$36.53	$25.69

10.    ACCELERATED SHARE REPURCHASE

In April 2018, Edwards entered into an accelerated share repurchase ("ASR") agreement to repurchase $400.0 million of the Company's common stock based on the volume-weighted average price ("VWAP") of the Company's common stock during the term of the agreement, less a discount. Upon entering into the agreement, Edwards received an initial delivery of 2.5 million shares. The initial shares were valued at $127.36 per share based on the closing price of the Company's stock on the date of the agreement, and represented approximately 80% of the total contract value. In July 2018, the ASR agreement concluded at a VWAP less discount price per share of $142.37, and the Company received an additional 0.3 million shares.

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

On November 2, 2015, Edwards Lifesciences LLC, a U.S. subsidiary of Edwards Lifesciences, filed a lawsuit against Sadra Medical, Inc. and Boston Scientific Scimed, Inc., two subsidiaries of Boston Scientific, in the United Kingdom in the High Court of Justice, Chancery Division, Patents Court to declare invalid and revoke the U.K. national patent corresponding to the '254 patent. Edwards Lifesciences later added Boston Scientific’s U.K. national patent corresponding to the '766 patent to this invalidity lawsuit.  The Boston Scientific subsidiaries filed counterclaims against Edwards Lifesciences and three of its European subsidiaries alleging that the SAPIEN 3 heart valve infringes certain claims of the same patents and seeking unspecified monetary damages and injunctive relief. On March 3, 2017, the U.K. Patents Court ruled that Boston Scientific's '254 patent is invalid, and that its '766 patent is valid and infringed. The court also ruled that Boston Scientific is entitled to an injunction against SAPIEN 3 sales in the United Kingdom, but stayed the injunction pending appeal. Both sides appealed this decision and on March 25, 2018, the U.K. Court of Appeal affirmed the lower court's decision. The Court of Appeal has remanded the case to the U.K. Patents Court for further proceedings on damages and injunction issues. On May 24, 2018, the U.K. Patents Court confirmed the injunction, but stayed it for 12 months. On July 30, 2018, Boston Scientific Scimed, Inc. filed another lawsuit against Edwards Lifesciences Limited and Edwards Lifesciences AG in the same U.K. court alleging infringement of the ‘766 patent by the Edwards Sapien 3 Ultra product. Trial is scheduled for December 10, 2018.

On June 16, 2017, Edwards Lifesciences filed a lawsuit against Boston Scientific Scimed, Inc. in Germany in the district court in Munich, seeking a court order that Edwards Lifesciences is a co-owner of the '254 patent based on rights it has acquired. On July 31, 2017, Edwards Lifesciences filed a similar lawsuit with regard to the '766 patent. Proceedings are ongoing.

On November 23, 2015, Edwards Lifesciences PVT, Inc., a U.S. subsidiary of Edwards Lifesciences, filed a lawsuit in the district court in Düsseldorf, Germany for patent infringement against Boston Scientific and its German subsidiary, Boston Scientific Medizintechnik GmbH, alleging that the Lotus heart valve infringes certain claims of Edwards Lifesciences' German national patents EP 1 441 672 B1 (the "'672 patent") and 2 255 753 B1 (the "'753 patent") related to prosthetic valve and delivery system technology. Edwards Lifesciences later added its German national patent EP 2 399 550 (the "'550 patent") to this suit. The complaint sought unspecified monetary damages and injunctive relief. On March 9, 2016, the German district court ruled that the Lotus heart valve infringes the '550 patent, but does not infringe the '672 patent. The court also ruled that Edwards Lifesciences is entitled to enforce an injunction against the sales of the Lotus valve in Germany upon the payment of a €10.0 million bond, but has not yet elected to do so. Both sides have appealed this decision. The court did not rule on the '753 patent due to a March 28, 2017 EPO initial decision to revoke the '753 patent. Edwards Lifesciences has appealed the EPO's initial decision. Also, on April 13, 2018, the EPO rendered an initial decision revoking the '550 patent. Edwards Lifesciences has appealed this decision.

On April 19, 2016, Boston Scientific filed a lawsuit against Edwards Lifesciences Corporation in the Federal District Court in the District of Delaware alleging that the SAPIEN 3 heart valve infringes certain claims of Boston Scientific’s U.S. Patent 8,992,608 (the "'608 patent") related to paravalvular sealing technology and seeking unspecified monetary damages and injunctive relief. On June 9, 2016, Edwards Lifesciences LLC and Edwards Lifesciences PVT, Inc. filed counterclaims alleging that Boston Scientific’s Lotus heart valve infringes Edwards Lifesciences’ U.S. Patents 9,168,133; 9,339,383; and 7,510,575 related to prosthetic valve technology. Trial is scheduled for November 26, 2018. On October 12, 2016, Edwards Lifesciences filed an Inter Partes Review ("IPR") request with the U.S. Patent and Trademark Office (the "USPTO") challenging the validity of Boston Scientific's '608 patent. On March 23, 2018, the USPTO decided in Edwards Lifesciences' favor, and invalidated the '608 patent claims asserted by Boston Scientific, which appealed the decision.

Also on April 19, 2016, Boston Scientific filed a lawsuit against Edwards Lifesciences Corporation in the Federal District Court in the Central District of California alleging that five of its transcatheter heart valve delivery systems and a valve crimper infringe certain claims of eight Boston Scientific U.S. patents.  The complaints seek unspecified monetary damages and injunctive relief. The Company intends to defend itself vigorously in these matters and has filed IPRs challenging the validity of the Boston Scientific patents in the suit. The lawsuit has been stayed pending the outcome of these IPR proceedings. The

USPTO has instituted three of the requested IPRs. The USPTO subsequently issued rulings in two of the IPR proceedings holding most of the challenged claims of the patents invalid.

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

On July 31, 2018, Symetis SA (“Symetis”), a subsidiary of Boston Scientific Corporation, filed a lawsuit in the district court in Düsseldorf, Germany against Edwards Lifesciences and its German subsidiary, Edwards Lifesciences Services GmbH, alleging that Edwards Lifesciences' SAPIEN 3 and SAPIEN 3 ULTRA  heart valves infringe certain claims of a Symetis German national patent arising from EP 2 949 292 B1 related to transcatheter heart valves. On October 23, 2018, the court found that Symetis was entitled to enforce a preliminary injunction against SAPIEN 3 ULTRA sales in Germany upon payment of a €10.0 million bond but has not yet elected to do so. A full trial is scheduled for July 2019.

On August 22, 2018, Edwards Lifesciences filed a lawsuit against Boston Scientific Corporation in the Federal District Court in the District of Delaware alleging that Boston Scientific’s WATCHMAN device infringes certain claims of Edwards’ U.S. Patents 6,162,168 and 7,695,425 related to heart implant technology and seeking unspecified monetary damages.

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

12.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table is a summary of activity for each component of "Accumulated Other Comprehensive Loss" for the nine months ended September 30, 2018 (in millions):

	Foreign Currency Translation Adjustments	Unrealized (Loss) Gain on Cash Flow Hedges	Unrealized Loss on Available-for-sale Investments	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
December 31, 2017	$(100.1)	$(13.9)	$(4.6)	$(14.1)	$(132.7)
Other comprehensive (loss) gain before reclassifications	(35.8)	28.2	(3.5)	(0.2)	(11.3)
Amounts reclassified from accumulated other comprehensive loss	—	21.3	2.9	0.6	24.8
Deferred income tax benefit	(4.0)	(15.5)	(0.2)	(0.1)	(19.8)
September 30, 2018	$(139.9)	$20.1	$(5.4)	$(13.8)	$(139.0)
The following table provides information about amounts reclassified from "Accumulated Other Comprehensive Loss" (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
					Affected Line on Consolidated Condensed Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	2018	2017	2018	2017
(Loss) gain on cash flow hedges	$(4.6)	$3.1	$(18.8)	$7.8	Cost of sales
	(0.4)	(0.4)	(2.5)	(0.2)	Selling, general, and administrative expenses
	(5.0)	2.7	(21.3)	7.6	Total before tax
	1.1	(1.2)	5.1	(3.0)	Provision for income taxes
	$(3.9)	$1.5	$(16.2)	$4.6	Net of tax
Loss on available-for-sale investments	$(0.6)	$(1.1)	$(2.9)	$(1.9)	Other (income) expense, net
	—	0.1	0.2	0.1	Provision for income taxes
	$(0.6)	$(1.0)	$(2.7)	$(1.8)	Net of tax
Unrealized pension costs	$—	$—	$(0.6)	$—	Other (income) expense, net
	—	—	0.1	—	Provision for income taxes
	$—	$—	$(0.5)	$—

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

The table below presents the computation of basic and diluted earnings per share (in millions, except for per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic:
Net income	$225.9	$170.1	$715.2	$586.4
Weighted-average shares outstanding	209.0	211.3	209.5	211.0
Basic earnings per share	$1.08	$0.81	$3.41	$2.78
Diluted:
Net income	$225.9	$170.1	$715.2	$586.4
Weighted-average shares outstanding	209.0	211.3	209.5	211.0
Dilutive effect of stock plans	4.2	4.9	4.6	5.1
Dilutive weighted-average shares outstanding	213.2	216.2	214.1	216.1
Diluted earnings per share	$1.06	$0.79	$3.34	$2.71

Stock options, restricted stock units, and market-based restricted stock units to purchase 1.0 million and 2.1 million shares for the three months ended September 30, 2018 and 2017, respectively, and 1.1 million and 1.8 million shares for the nine months ended September 30, 2018 and 2017, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

14.    INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act ("the 2017 Act") was signed into law. The 2017 Act reduced the U.S. federal corporate tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017, required companies to pay a one-time mandatory deemed repatriation tax on the cumulative earnings of certain foreign subsidiaries that were previously tax deferred, accelerated federal tax depreciation, and created new taxes on certain foreign earnings in future years.

On December 22, 2017, SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"), was issued to address the application of generally accepted accounting principles in the United States of America in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Act. In accordance with SAB 118, as of December 31, 2017, the Company had estimated provisional amounts for $3.3 million of tax benefits in connection with the remeasurement of certain tax assets and liabilities, $327.4 million of current tax expense recorded in connection with the one-time mandatory deemed repatriation tax on cumulative earnings of certain foreign subsidiaries, and $32.3 million of tax benefits associated with a tax reform related restructuring. As a result of new Internal Revenue Service ("IRS") guidance, these benefits, net of a reduction of $8.3 million in the repatriation tax, were reversed in the three months ended March 31, 2018. In addition, a reduction of $4.5 million in the repatriation tax, an additional benefit of $3.7 million in connection with the remeasurement of deferred tax assets, and a tax benefit of $9.1 million from a tax reform related restructuring were recorded in the three months ended June 30, 2018. That restructuring provided an additional tax benefit of $4.6 million for the three months ended September 30, 2018.

The changes included in the 2017 Act are broad and complex. The final transition impacts of the 2017 Act may differ from the above estimate, possibly materially, due to, among other things, changes in interpretations of the 2017 Act, any further legislative or regulatory actions that arise because of the 2017 Act, any changes in accounting standards for income taxes or related interpretations in response to the 2017 Act, or any updates or changes to the estimates the Company has utilized to calculate the transition impacts. Any subsequent adjustment to these amounts will be recorded to current tax expense in the fourth quarter of 2018 when the analysis is complete.

The Company's effective income tax rates were 9.2% and 19.7% for the three months ended September 30, 2018 and 2017, respectively, and 6.3% and 17.5% for the nine months ended September 30, 2018 and 2017, respectively. The effective rate for the nine months ended September 30, 2018 includes the benefit from the reduction in the U.S. federal corporate rate from 35% to 21% for tax years beginning after December 31, 2017, offset by additional expense of $16.4 million related to the adjustment of the estimated provisional amounts recorded at December 31, 2017 in accordance with SAB 118. In addition, the effective rate for the nine months ended September 30, 2018 includes a $36.1 million benefit from the settlement of tax audits discussed below and a tax benefit of $13.7 million from a tax reform related restructuring.

Prior to the 2017 Act, the Company asserted that accumulated earnings of most of its foreign subsidiaries would be indefinitely reinvested. However, as a result of the 2017 Act, all of the accumulated earnings of its foreign subsidiaries were subjected to United States federal income tax. In light of the 2017 Act, the Company's analysis is ongoing with respect to its investment intentions for its accumulated foreign earnings. During the period prescribed by SAB 118, the Company will evaluate, among other factors, the profitability of its United States and foreign operations and the need for cash within and outside the United States, legal entity capitalization requirements, cash controls imposed in foreign jurisdictions, withholding taxes and the availability to offset with foreign tax credits, cash requirements for capital improvements, acquisitions, market expansion, and stock repurchase programs in determining its investment assertion on its accumulated foreign earnings.

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

During the second quarter of 2018, the Company signed agreements with the IRS to settle tax years 2009 through 2014 including transfer pricing matters and the tax treatment of a portion of a litigation settlement payment received in 2014. The IRS is expected to begin its examination of the 2015 and 2016 tax years during the fourth quarter of 2018. At September 30, 2018, all material state, local, and foreign income tax matters have been concluded for years through 2008.

As of September 30, 2018 and December 31, 2017, the liability for income taxes associated with uncertain tax positions was $152.5 million and $225.6 million, respectively. The Company estimates that these liabilities would be reduced by $65.9 million and $94.0 million, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, and timing adjustments. The net amounts of $86.6 million and $131.6 million, respectively, if not required, would favorably affect the Company's effective tax rate.

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

The table below presents information about Edwards Lifesciences' reportable segments (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Segment Net Sales
United States	$518.5	$470.4	$1,510.2	$1,413.9
Europe	191.6	167.8	608.1	614.3
Japan	95.4	84.0	288.4	257.1
Rest of World	96.8	87.1	290.2	261.4
Total segment net sales	$902.3	$809.3	$2,696.9	$2,546.7
Segment Operating Income
United States	$353.0	$303.2	$1,010.5	$921.4
Europe	90.9	75.3	295.6	306.9
Japan	55.0	46.4	171.8	145.2
Rest of World	28.3	24.7	89.6	77.4
Total segment operating income	$527.2	$449.6	$1,567.5	$1,450.9
The table below presents reconciliations of segment net sales to consolidated net sales and segment operating income to consolidated pre-tax income (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Sales Reconciliation
Segment net sales	$902.3	$809.3	$2,696.9	$2,546.7
Foreign currency	4.3	12.2	48.2	0.1
Consolidated net sales	$906.6	$821.5	$2,745.1	$2,546.8
Pre-tax Income Reconciliation
Segment operating income	$527.2	$449.6	$1,567.5	$1,450.9
Unallocated amounts:
Corporate items	(274.6)	(216.6)	(800.3)	(658.8)
Special charges (Note 4)	—	(9.7)	—	(9.7)
Intellectual property litigation expenses	(7.9)	(13.7)	(19.1)	(31.6)
Foreign currency	4.2	4.4	5.4	2.5
Consolidated operating income	248.9	214.0	753.5	753.3
Non-operating (expense) income	(0.2)	(2.2)	9.7	(42.3)
Consolidated pre-tax income	$248.7	$211.8	$763.2	$711.0

Enterprise-wide Information

Enterprise-wide information is based on actual foreign exchange rates used in the Company's consolidated condensed financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Net Sales by Geographic Area
United States	$518.7	$470.4	$1,510.3	$1,413.9
Europe	201.3	182.3	659.3	627.0
Japan	94.2	83.2	289.5	253.0
Rest of World	92.4	85.6	286.0	252.9
	$906.6	$821.5	$2,745.1	$2,546.8
Net Sales by Major Product and Service Area
Transcatheter Heart Valve Therapy	$557.8	$481.2	$1,694.3	$1,507.9
Surgical Heart Valve Therapy	184.6	195.6	554.4	602.2
Critical Care	164.2	144.7	496.4	436.7
	$906.6	$821.5	$2,745.1	$2,546.8

	September 30, 2018	December 31, 2017
	(in millions)
Long-lived Tangible Assets by Geographic Area
United States	$617.6	$608.7
Europe	33.2	28.4
Japan	6.9	7.6
Rest of World	198.9	139.7
	$856.6	$784.4

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview

We are the global leader in patient-focused medical innovations for structural heart disease and critical care monitoring. Driven by a passion to help patients, we partner with the world's leading clinicians and researchers and invest in research and development to transform care for those impacted by structural heart disease or who require hemodynamic monitoring during surgery or intensive care. We conduct operations worldwide and are managed in the following geographical regions: United States, Europe, Japan, and Rest of World. Our products are categorized into the following main areas: Transcatheter Heart Valve Therapy ("THVT"), Surgical Heart Valve Therapy ("SHVT"), and Critical Care.

Financial Highlights
Our sales growth was led by our THVT products, primarily increased sales of the Edwards SAPIEN 3 transcatheter heart valve in the United States and Japan, and our Critical Care products, primarily the introduction of our HemoSphere advanced monitoring platform in the United States. In the first quarter of 2017, customers in Germany elected to purchase $61.8 million of additional inventory of SAPIEN 3 in anticipation of a potential supply interruption resulting from intellectual property litigation in that country. Customers consumed this inventory during the remainder of 2017 and the first quarter of 2018, lowering sales during those periods. Our 2018 year-to-date SHVT sales in the United States were reduced by a $77.5 million sales return reserve related to our conversion to a consignment inventory model for surgical valves.

The increase in our net income was primarily driven by the aforementioned operating performance, combined with a benefit from the settlement of tax audits and an adjustment of provisional tax amounts related to the Tax Cuts and Jobs Act enacted at the end of 2017.

Healthcare Environment, Opportunities, and Challenges

The medical technology industry is highly competitive and continues to evolve. Our success is measured both by the development of innovative products and the value we bring to our stakeholders. We are committed to developing new technologies and providing innovative patient care, and we are committed to defending our intellectual property in support of those developments. In the first nine months of 2018, we invested 16.7% of our net sales in research and development.

New Accounting Standards

For information on new accounting standards, see Note 1 to the "Consolidated Condensed Financial Statements."

Results of Operations
Net Sales Trends
(dollars in millions)

	Three Months Ended September 30,				Nine Months Ended September 30,
				Percent Change				Percent Change
	2018	2017	Change		2018	2017	Change
United States	$518.7	$470.4	$48.3	10.2%	$1,510.3	$1,413.9	$96.4	6.8%
Europe	201.3	182.3	19.0	10.5%	659.3	627.0	32.3	5.2%
Japan	94.2	83.2	11.0	13.3%	289.5	253.0	36.5	14.5%
Rest of World	92.4	85.6	6.8	8.0%	286.0	252.9	33.1	13.1%
International	387.9	351.1	36.8	10.5%	1,234.8	1,132.9	101.9	9.0%
Total net sales	$906.6	$821.5	$85.1	10.4%	$2,745.1	$2,546.8	$198.3	7.8%

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

Net Sales by Product Group
(dollars in millions)

	Three Months Ended September 30,				Nine Months Ended September 30,
				Percent Change				Percent Change
	2018	2017	Change		2018	2017	Change
Transcatheter Heart Valve Therapy	$557.8	$481.2	$76.6	15.9%	$1,694.3	$1,507.9	$186.4	12.4%
Surgical Heart Valve Therapy	184.6	195.6	(11.0)	(5.6)%	554.4	602.2	(47.8)	(7.9)%
Critical Care	164.2	144.7	19.5	13.5%	496.4	436.7	59.7	13.7%
Total net sales	$906.6	$821.5	$85.1	10.4%	$2,745.1	$2,546.8	$198.3	7.8%

Transcatheter Heart Valve Therapy
Net sales of THVT products increased for the three and nine months ended September 30, 2018 due primarily to:

•	higher sales of the Edwards SAPIEN 3 valve across all regions, particularly the United States and Japan, driven by strong therapy adoption; and

•
foreign currency exchange rate fluctuations, which increased net sales for the nine months ended September 30, 2018 by $27.6 million, due primarily to the strengthening of the Euro against the United States dollar.

In addition, customers in Germany elected to purchase additional inventory during the first quarter of 2017 in anticipation of a potential supply interruption resulting from intellectual property litigation in that country. Customers consumed this inventory during the remainder of 2017 and the first quarter of 2018, lowering sales during those periods.

In February 2018, we received CE Mark for our self-expanding CENTERA valve for severe, symptomatic aortic stenosis patients at high risk of open-heart surgery. Also, in April 2018, we received approval to initiate a United States pivotal trial to study CENTERA for severe, symptomatic aortic stenosis patients at intermediate risk of open-heart surgery, and commenced the trial in October 2018. In April 2018, we received United States Food and Drug Administration approval for a limited continued access protocol of our PARTNER 3 Trial for low-risk patients with severe aortic stenosis in the United States, which we began enrolling late in the third quarter of 2018. Also in April 2018, we received CE Mark for the Edwards Cardioband tricuspid valve reconstruction system for the treatment of tricuspid regurgitation, and clinicians have begun treating patients. We are pursuing CE Mark for the Edwards SAPIEN 3 Ultra System, which features the SAPIEN 3 Ultra valve with a heightened outer skirt, and a delivery system that incorporates an on-balloon design that is compatible with the low-profile Axela sheath.

Surgical Heart Valve Therapy
Net sales of SHVT decreased for the three and nine months ended September 30, 2018 due primarily to:

•	sales return reserves in the United States related to our conversion to a consignment inventory model for surgical valves;

partially offset by

•
foreign currency exchange rate fluctuations, which increased net sales for the nine months ended September 30, 2018 by $13.1 million, due primarily to the strengthening of the Euro against the United States dollar; and

•	increased sales of surgical aortic tissue valves in the United States, primarily the EDWARDS INTUITY Elite Valve System.

In September 2018, we began launching our INSPIRIS RESILIA aortic valve in Japan. The INSPIRIS RELILIA valve is the first in a new class of resilient heart valves, designed to be an option for active patients.

Critical Care
The increase in net sales of Critical Care products was driven by our HemoSphere advanced monitoring platform and core hemodynamic products, primarily in the United States. In addition, foreign currency exchange rate fluctuations increased net sales for the nine months ended September 30, 2018 by $8.0 million, due primarily to the strengthening of the Euro against the United States dollar.

During the first quarter of 2018, we received regulatory approval of our Acumen Hypotension Prediction Index in the United States. This technology leverages predictive analytics to alert clinicians of hypotension, or low blood pressure, before it occurs in their surgical patients.

Gross Profit
The increase in gross profit as a percentage of net sales for the three months ended September 30, 2018 was driven primarily by a 0.8 percentage point and 0.3 percentage point increase in United States and in international markets, respectively, due to an improved product mix, driven by THVT products.
The decrease in gross profit as a percentage of net sales for the nine months ended September 30, 2018 was driven primarily by:

•	a 0.7 percentage point decrease due to the impact of foreign currency exchange rate fluctuations, including the settlement of foreign currency hedging contracts; and

•	expenses associated with the closure of our manufacturing plant in Switzerland, and multiple investments in our operations, including an increase in costs to improve our manufacturing processes;
partially offset by:

•	a 0.8 percentage point increase in the United States due to an improved product mix, driven by THVT products.
Selling, General, and Administrative ("SG&A") Expenses
The increase in SG&A expenses for the three and nine months ended September 30, 2018 was due primarily to (1) higher personnel-related costs and (2) the impact of foreign currency, which increased expenses by $15.7 million for the nine months ended September 30, 2018 primarily due to the strengthening of the Euro against the United States dollar. The increase in SG&A expenses as a percentage of net sales for the nine months ended September 30, 2018 was due primarily to the previously mentioned expense increases, combined with lower sales in 2018 due to the SHVT sales return reserve and higher sales in 2017 due to the Germany stocking sales.

Research and Development ("R&D") Expenses
The increase in R&D expenses and ratio as a percentage of net sales for the three and nine months ended September 30, 2018 was due primarily to continued investments in our transcatheter structural heart programs, including spending on clinical trials.

Change in Fair Value of Contingent Consideration Liabilities, net

The change in fair value of contingent consideration liabilities resulted in income of $6.4 million and $16.7 million for three months ended September 30, 2018 and 2017, respectively, and an expense of $8.3 million and income of $12.5 million for the nine months ended September 30, 2018 and 2017, respectively. The income in the third quarter of 2018 and in the quarter and year-to-date periods of 2017 was due primarily to longer product development timelines which reduced the probability of milestone achievement. The expense in the year-to-date period of 2018 was primarily due to the increase in the fair value of contingent consideration liabilities associated with the December 2017 acquisition of Harpoon Medical Inc., and the achievement by Valtech Cardio Ltd. of a regulatory milestone. For further information, see Note 7 to the "Consolidated Condensed Financial Statements."

Special Charges (Gains)

For information on special charges (gains), see Note 4 to the "Consolidated Condensed Financial Statements."

Other (Income) Expense, net
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Foreign exchange (gains) losses, net	$(0.6)	$0.8	$(4.9)	$4.8
Loss on investments	—	0.9	2.1	1.8
Other	0.3	(0.1)	0.5	0.1
Other (income) expense, net	$(0.3)	$1.6	$(2.3)	$6.7
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

On December 22, 2017, the Tax Cuts and Jobs Act ("the 2017 Act"), was signed into law. The 2017 Act reduced the U.S. federal corporate tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017, required companies to pay a one-time mandatory deemed repatriation tax on the cumulative earnings of certain foreign subsidiaries that were previously tax deferred, accelerated federal tax depreciation, and created new taxes on certain foreign earnings in future years.

On December 22, 2017, SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118") was issued to address the application of generally accepted accounting principles in the United States of America in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Act. In accordance with SAB 118, as of December 31, 2017, we had estimated provisional amounts for $3.3 million of tax benefits in connection with the remeasurement of certain tax assets and liabilities, $327.4 million of current tax expense recorded in connection with the one-time mandatory deemed repatriation tax on cumulative earnings of certain foreign subsidiaries, and $32.3 million of tax benefits associated with a tax reform related restructuring. As a result of new Internal Revenue Service ("IRS") guidance, these benefits, net of a reduction of $8.3 million in the repatriation tax, were reversed in the three months ended March 31, 2018. In addition, a reduction of $4.5 million in the repatriation tax, an additional benefit of $3.7 million in connection with the remeasurement of deferred tax assets, and a tax benefit of $9.1 million from a tax reform related restructuring were recorded in the three months ended June 30, 2018. That restructuring provided an additional tax benefit of $4.6 million for the three months ended September 30, 2018.

The changes included in the 2017 Act are broad and complex. The final transition impacts of the 2017 Act may differ from the above estimates, possibly materially, due to, among other things, changes in interpretations of the 2017 Act, any further legislative or regulatory actions that arise because of the 2017 Act, any changes in accounting standards for income taxes or related interpretations in response to the 2017 Act, or any updates or changes to the estimates we have used to calculate the transition impacts. Any subsequent adjustment to these amounts will be recorded to current tax expense in the fourth quarter of 2018 when the analysis is complete.

Our effective income tax rate was 9.2% and 19.7% for the three months ended September 30, 2018 and 2017, respectively, and 6.3% and 17.5% for the nine months ended September 30, 2018 and 2017, respectively. The effective rate for the nine months ended September 30, 2018 includes the benefit from the reduction in the U.S federal corporate rate from 35% to 21% for tax years beginning after December 31, 2017, offset by additional expense of $15.8 million related to the adjustment of the estimated provisional amounts recorded at December 31, 2017 in accordance with SAB 118. In addition, the effective rate for the nine months ended September 30, 2018 includes a $36.1 million benefit from the settlement of tax audits discussed below and a tax benefit of $13.7 million from a tax reform related restructuring.

During the second quarter of 2018, we signed agreements with the IRS to settle tax years 2009 through 2014 including transfer pricing matters and the tax treatment of a portion of a litigation settlement payment received in 2014. The IRS is expected to begin its examination of the 2015 and 2016 tax years during the fourth quarter of 2018.

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

The 2017 Act included extensive changes to the international tax regime. The 2017 Act required a deemed repatriation of post-1986 undistributed foreign earnings and profits. The deemed repatriation resulted in a provisional $327.4 million tax obligation as of December 31, 2017. The one-time transition tax liability, as adjusted, is payable in eight annual installments. For additional information, see "Liquidity and Capital Resources" under Part II, Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2017.

As of September 30, 2018, cash and cash equivalents and short-term investments held in the United States and outside the United States were $1.1 billion and $524.1 million, respectively. Prior to the 2017 Act, we asserted that the accumulated earnings of most of our foreign subsidiaries would be permanently invested. However, as a result of the 2017 Act, substantially all of our cash, cash equivalents and short-term investments held outside the United States will be available for use in the United States without incurring additional United States federal income taxes. As we evaluate the impact of U.S. tax legislation and the future cash needs of our global operations, we may revise the amount of foreign earnings considered to be permanently reinvested outside the United States.

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

In April 2018, we entered into a new Five-Year Credit Agreement ("the Credit Agreement") which matures on April 28, 2023, and the previous Five-Year Credit Agreement was terminated. The Credit Agreement provides up to an aggregate of $750.0 million in borrowings in multiple currencies. Subject to certain terms and conditions, we may increase the amount available under the Credit Agreement by up to an additional $250.0 million in the aggregate. As of September 30, 2018, there were no borrowings outstanding under the Credit Agreement.

In October 2013, we issued $600.0 million of 2.875% fixed-rate unsecured senior notes (the "2013 Notes") due October 15, 2018. The 2013 Notes were repaid in October 2018. In June 2018, we issued $600.0 million of 4.300% fixed-rate unsecured senior notes (the "2018 Notes") due June 15, 2028. A portion of the proceeds from the 2018 Notes were used to repay amounts outstanding under our previous Five-Year Credit Agreement, and the remainder was used to partially repay the maturing 2013 Notes and for general corporate purposes. As of September 30, 2018, the total carrying value of our unsecured senior notes was $1.2 billion. For further information, see Note 6 to the "Consolidated Condensed Financial Statements."

From time to time, we repurchase shares of our common stock under share repurchase programs authorized by the Board of Directors. We consider several factors in determining when to execute share repurchases, including, among other things, expected dilution from stock plans, cash capacity, and the market price of our common stock. During 2018, we repurchased a total of 3.6 million shares at an aggregate cost of $512.4 million, and as of September 30, 2018, we had remaining authority to purchase $766.5 million of our common stock.

At September 30, 2018, there had been no material changes in our significant contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Consolidated Cash Flows - For the nine months ended September 30, 2018 and 2017:
Net cash flows provided by operating activities of $633.8 million for the nine months ended September 30, 2018 decreased $3.0 million over the same period last year due primarily to higher tax payments and a higher bonus payout in 2018 associated with 2017 performance, partially offset by improved operating performance in 2018 and higher working capital needs in 2017.

Net cash provided by investing activities of $71.0 million for the nine months ended September 30, 2018 consisted primarily of net proceeds from investments of $275.9 million, partially offset by capital expenditures of $181.1 million and a $10.0 million contingent consideration milestone payment associated with the acquisition of Harpoon Medical, Inc.

Net cash used in investing activities of $696.5 million for the nine months ended September 30, 2017 consisted primarily of net purchases of investments of $480.7 million, an $81.9 million net cash payment associated with the acquisition of Valtech Cardio Ltd., and capital expenditures of $116.2 million.

Net cash used in financing activities of $256.5 million for the nine months ended September 30, 2018 consisted primarily purchases of treasury stock of $523.5 million and a $15.1 million contingent consideration milestone cash payment associated with the acquisition of Valtech Cardio Ltd., partially offset by net proceeds from debt of $162.3 million and proceeds from stock plans of $119.3 million.

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

Investment Risk

We are exposed to investment risks related to changes in the underlying financial condition and credit capacity of certain of our investments. As of September 30, 2018, we had $791.2 million of investments in fixed-rate debt securities of various companies, of which $456.8 million were long-term. In addition, we had $22.2 million of investments in equity instruments of public and private companies. Should these companies experience a decline in financial condition or credit capacity, or fail to meet certain development milestones, a decline in the investments' value may occur, resulting in unrealized or realized losses.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    Our management, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2018. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded as of September 30, 2018 that our disclosure controls and procedures are effective in providing reasonable assurance that the information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (b)
July 1, 2018 through July 31, 2018	300,925	$142.44	296,951	$858.6
August 1, 2018 through August 31, 2018	602,551	141.07	602,551	773.6
September 1, 2018 through September 30, 2018	53,840	140.15	50,446	766.5
Total	957,316	141.44	949,948

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

EDWARDS LIFESCIENCES CORPORATION
(Registrant)
Date:	October 26, 2018	By:	/s/ SCOTT B. ULLEM
Scott B. Ullem Chief Financial Officer (Principal Financial Officer)
Date:	October 26, 2018	By:	/s/ ROBERT W.A. SELLERS
Robert W.A. Sellers Corporate Controller (Principal Accounting Officer)

EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

Exhibit No.	Description
10.1	Amendment No. 9 to the Edwards Lifesciences Corporation 401(k) Savings and Investment Plan, dated October 5, 2018
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial statements from Edwards Lifesciences' Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements