Form 10-K
period 2018-12-31
Edwards Lifesciences Corp
filed 2019-02-15
CIK 1099800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.    Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
The aggregate market value of the registrant's common stock held by non-affiliates as of June 29, 2018 (the last trading day of the registrant's most recently completed second quarter): $27,160,261,560 based on the closing price of the registrant's common stock on the New York Stock Exchange. This calculation does not reflect a determination that persons are affiliates for any other purpose.
The number of shares outstanding of the registrant's common stock, $1.00 par value, as of January 31, 2019, was 207,766,329.
Documents Incorporated by Reference
Portions of the registrant's proxy statement for the 2019 Annual Meeting of Stockholders (to be filed within 120 days of December 31, 2018) are incorporated by reference into Part III, as indicated herein.

EDWARDS LIFESCIENCES CORPORATION
Form 10-K Annual Report—2018

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

Item 1.    Business

Overview

Edwards Lifesciences Corporation is the global leader in patient-focused medical innovations for structural heart disease and critical care monitoring. Driven by a passion to help patients, we partner with the world’s leading clinicians and researchers and invest in research and development to transform care for those impacted by structural heart disease or who require hemodynamic monitoring during surgery or in intensive care. Edwards Lifesciences has a proud six-decade history as a leader in these areas. Since our founder, Lowell Edwards, first dreamed of using engineering to address diseases of the human heart, we have steadily built a company on the premise of imagining, building, and realizing a better future for patients.

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

Patients undergoing treatment for cardiovascular disease can be treated with a number of our medical technologies, which are designed to address individual patient needs with respect to disease process, comorbidities, and health status. For example, an individual with a heart valve disorder may have a faulty valve that is affecting the function of his or her heart or blood flow throughout his or her body. A clinician may elect to remove the valve and replace it with one of our bioprosthetic surgical tissue heart valves or surgically re-shape and repair the faulty valve with an Edwards Lifesciences annuloplasty ring. Alternatively, a clinician may implant an Edwards Lifesciences transcatheter valve or repair system via a catheter-based approach that does not require traditional open-heart surgery and can be done while the heart continues to beat. Patients in the hospital setting, including high-risk patients in the operating room or intensive care unit, are candidates for having their cardiac function or fluid levels monitored by our Critical Care products through multiple monitoring options, including noninvasive and minimally invasive technologies. These technologies enable proactive clinical decisions while also providing the opportunity for improving diagnoses and developing individualized therapeutic management plans for patients.

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

Edwards Lifesciences' Product and Technology Offerings

The following discussion summarizes the main areas of products and technologies we offer to treat advanced cardiovascular disease. Through the end of 2018, our products and technologies were categorized into three main areas: Transcatheter Heart Valve Therapy (including Transcatheter Aortic Valve Replacement and Transcatheter Mitral and Tricuspid Therapies), Surgical Heart Valve Therapy, and Critical Care. For more information on net sales from these three main areas, see "Net Sales by Product Group" in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." Beginning in 2019, we will report our sales in four main areas: Transcatheter Aortic Valve Replacement, Surgical Structural Heart, Critical Care, and Transcatheter Mitral and Tricuspid Therapies ("TMTT"). Going forward, TMTT will be reported as a separate product category to allow greater visibility into our performance in transcatheter mitral and tricuspid therapies.

Transcatheter Aortic Valve Replacement (formerly Transcatheter Heart Valve Therapy)

We are a global leader in transcatheter heart valve replacement technologies designed for the nonsurgical replacement of heart valves. The Edwards SAPIEN family of valves, including Edwards SAPIEN XT, the Edwards SAPIEN 3, and the Edwards SAPIEN 3 Ultra transcatheter aortic heart valves, and the CENTERA transcatheter aortic heart valve, and their respective delivery systems, are used to treat heart valve disease using catheter-based approaches for certain patients for whom traditional open-heart surgery is not optimal. Delivered while the heart is beating, these valves can enable patients to experience a better quality of life sooner than patients receiving traditional surgical therapies. We began offering our transcatheter heart valves to patients commercially in Europe in 2007, in the United States in 2011, and in Japan in 2013. Supported by extensive customer training and service, and a growing body of compelling clinical evidence, our SAPIEN family of transcatheter aortic heart valves are the most widely prescribed transcatheter heart valves in the world.

Sales of our transcatheter aortic valve replacement products represented 61%, 59%, and 55% of our net sales in 2018, 2017, and 2016, respectively.

Surgical Structural Heart (formerly Surgical Heart Valve Therapy)

The core of our surgical tissue heart valve product line is the Carpentier-Edwards PERIMOUNT pericardial valve platform, including the line of PERIMOUNT Magna Ease pericardial valves for aortic and mitral surgical valve replacement. With more long-term clinical publications on durability and performance than any other surgical valve, PERIMOUNT valves are the most widely implanted surgical tissue heart valves in the world. Our latest innovations include the INSPIRIS RESILIA aortic valve, which offers RESILIA tissue and VFit technology, and the EDWARDS INTUITY Elite Valve System, which is designed to enable faster procedures, shorter cardiopulmonary bypass times, and smaller incisions.  In addition to our replacement valves, we are the worldwide leader in surgical heart valve repair therapies, which include annuloplasty rings. We are also a global leader in cardiac cannula devices and offer a variety of procedure-enabling innovations that advance minimally invasive surgery.

Sales of our surgical tissue heart valve products represented 18%, 21%, and 23% of our net sales in 2018, 2017, and 2016, respectively.

Critical Care

We are a world leader in hemodynamic monitoring systems used to measure a patient's heart function and fluid status in surgical and intensive care settings. Hemodynamic monitoring enables a clinician to balance the supply and demand of oxygen in critically ill patients, and plays an important role in enhancing surgical recovery by enabling appropriate tissue and organ perfusion, which can improve patient outcomes and survival. Edwards’ complete hemodynamic portfolio helps clinicians make proactive clinical decisions for their patients, and includes the minimally invasive FloTrac system and the noninvasive ClearSight system. Our hemodynamic monitoring portfolio also comprises the Swan-Ganz line of pulmonary artery catheters and the Edwards Oximetry Central Venous Catheters. Our EV1000 and HemoSphere clinical monitoring platforms display a patient's physiological status and integrate many of our sensors and catheters into the platforms. In addition to our sensors and platforms, we have added Acumen Hypotension Prediction Index, an advanced algorithm that indicates the likelihood of a patient developing hypotension. We are also the global leader in disposable pressure monitoring devices and innovative closed blood sampling systems to help protect both patients and clinicians from the risk of infection.

Sales of our core hemodynamic products represented 10%, 10%, and 12% of our net sales in 2018, 2017, and 2016, respectively.

Transcatheter Mitral and Tricuspid Therapies

We are making significant investments in the development of transcatheter heart valve repair and replacement technologies designed to treat mitral and tricuspid valve diseases. While most of these technologies are in early clinical phases, the Cardioband systems for mitral and tricuspid valve reconstruction are commercially available in Europe. Cardioband enables clinicians to restore a patient’s mitral or tricuspid valve to a more functional state by reducing the annulus and lowering regurgitation.

Competition

The medical technology industry is highly competitive. We compete with many companies, including divisions of companies much larger than us and smaller companies that compete in specific product lines or certain geographies. Furthermore, new product development and technological change characterize the areas in which we compete. Our present or future products could be rendered obsolete or uneconomical as a result of technological advances by one or more of our present or future competitors or by other therapies, including drug therapies. We must continue to develop and commercialize new products and technologies to remain competitive in the cardiovascular medical technology industry. We believe that we compete primarily on the basis of clinical superiority supported by extensive data, and innovative features that enhance patient benefit, product performance, and reliability. Customer and clinical support, and data that demonstrate both improvement in a patient's quality of life and a product's cost-effectiveness, are additional aspects of competition.

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

We believe that we are a leading global competitor in each of our product lines. In Transcatheter Aortic Valve Replacement, our primary competitors include Medtronic PLC and Boston Scientific Corporation. In Surgical Structural Heart, our primary competitors include Medtronic PLC, Abbott Laboratories, and LivaNova PLC. In Critical Care, we compete primarily with a variety of companies in specific product lines including ICU Medical, Inc., PULSION Medical Systems SE, a subsidiary of Getinge AB, and LiDCO Group PLC. In Transcatheter Mitral and Tricuspid Therapies, our primary competitor is Abbott Laboratories, although there are a considerable number of large and small companies with development efforts in these fields.

Sales and Marketing

We have a number of product lines that require sales and marketing strategies tailored to deliver high-quality, cost-effective products and technologies to all of our customers worldwide. Our portfolio includes some of the most recognizable cardiovascular device product brands in treating structural heart disease today. To help provide awareness of our products and technologies, we conduct educational symposia and best practices training for our physician, hospital executive, service line leadership, nursing, and clinical-based customers.

Because of the diverse global needs of the population that we serve, our distribution system consists of several direct sales forces as well as independent distributors.

We are not dependent on any single customer and no single customer accounted for 10% or more of our net sales in 2018.

Where we choose to market our products is also influenced by the existence of, or potential for, adequate reimbursement to hospitals and other providers by national healthcare systems. We rely extensively on our sales and field clinical specialist personnel who work closely with our customers in hospitals. Field clinical specialists routinely attend procedures where Edwards' products are being used in order to provide guidance on the use of our devices, thereby enabling physicians and staff to reach expert proficiency and deliver positive patient outcomes. Our customers include physicians, nurses, and other clinical personnel, but can also include decision makers such as service line leaders, material managers, biomedical staff, hospital administrators and executives, purchasing managers, and ministries of health. Also, for certain of our product lines and where appropriate, our corporate sales team actively pursues approval of Edwards Lifesciences as a qualified supplier for hospital group purchasing organizations ("GPOs") that negotiate contracts with suppliers of medical products. Additionally, we have contracts with a number of United States and European national and regional buying groups, including healthcare systems and Integrated Delivery Networks.

United States.    In the United States, we sell substantially all of our products through our direct sales forces. In 2018, 55% of our net sales were derived from sales to customers in the United States.

International.    In 2018, 45% of our net sales were derived internationally through our direct sales forces and independent distributors. Of the total international sales, 53% were in Europe, 24% were in Japan, and 23% were in Rest of World. We sell our products in approximately 100 countries, and our major international markets include Canada, China, France, Germany, Italy, Japan, Spain, and the United Kingdom. A majority of the sales and marketing approach outside the United States is direct sales, although it varies depending on each country's size and state of development.

Raw Materials and Manufacturing

We operate manufacturing facilities in various geographies around the world. We manufacture our Transcatheter Aortic Valve Replacement and Structural Surgical Heart products primarily in the United States (California and Utah) and Singapore. Heart valve manufacturing facilities are also currently under construction in Costa Rica and Ireland. We manufacture our Critical Care products primarily in our facilities located in Puerto Rico and the Dominican Republic. We manufacture our Cardioband Transcatheter Mitral and Tricuspid Reconstruction Systems in Israel, with plans to transfer production to other Edwards' manufacturing locations.

We use a diverse and broad range of raw and organic materials in the design, development, and manufacture of our products. We manufacture our non-implantable products from fabricated raw materials including resins, chemicals, electronics, and metals. Most of our replacement heart valves are manufactured from natural tissues harvested from animal tissue, as well as fabricated materials. We purchase certain materials and components used in manufacturing our products from external suppliers. In addition, we purchase certain supplies from single sources for reasons of sole source availability or constraints resulting from regulatory requirements.

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

We comply with all current global guidelines regarding risks for products incorporating animal tissue intended to be implanted in humans. We follow rigorous sourcing and manufacturing procedures intended to safeguard humans from potential risks associated with diseases such as bovine spongiform encephalopathy ("BSE"). We obtain bovine tissue used in our pericardial tissue valve products only from sources within the United States and Australia, where strong control measures and surveillance programs exist. In addition, bovine tissue used in our pericardial tissue valve products is from tissue types considered by global health and regulatory organizations to have shown no risk of infectibility. Our manufacturing and sterilization processes are designed to render tissue biologically safe from all known infectious agents and viruses.

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

Research and Development

We are engaged in ongoing research and development to deliver clinically advanced new products, to enhance the effectiveness, ease of use, safety, and reliability of our current leading products, and to expand the applications of our products as appropriate. We focus on opportunities within specific areas of structural heart disease and critical care monitoring.

A considerable portion of our research and development investment includes clinical trials and the collection of evidence that provide data for use in regulatory submissions, and required post-market approval studies involving applications of our products. Our investment in clinical studies also includes outcomes and cost-effectiveness data for payers, clinicians, and healthcare systems.

In Transcatheter Aortic Valve Replacement, we are developing new products to further improve and streamline transcatheter aortic heart valve replacement procedures, and developing pulmonic platforms to expand therapies for congenital heart disease patients.

Our Surgical Structural Heart development programs include innovative platforms for patients who are best treated surgically, specifically active patients and patients with more complex combined procedures.

In our Critical Care product line, we are pursuing the development of a variety of decision support solutions for our clinicians.  This includes next-generation noninvasive and minimally invasive hemodynamic monitoring systems, and a next-generation monitor platform.  We are also developing a decision support software suite with advanced algorithms for proactive hemodynamic management, including a semi-closed loop system for standardized management of patient fluid levels.

In Transcatheter Mitral and Tricuspid Therapies, we are making significant investments in the development of technologies designed to treat mitral and tricuspid valve diseases and other structural heart conditions. In addition to our internally developed programs, we have made investments in several companies that are independently developing minimally-invasive technologies to treat structural heart diseases.

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

We own more than 3,900 issued United States patents, pending United States patent applications, issued foreign patents, and pending foreign patent applications. We also have licensed various United States and foreign patents and patent applications that relate to aspects of the technology incorporated in certain of our products, including our heart valves and annuloplasty rings. We also own or have rights in United States and foreign patents and patent applications in the field of transcatheter heart valve repair and replacement. In addition, we own or have rights in United States and foreign patents and patent applications that cover catheters, systems and methods for hemodynamic monitoring, and vascular access products, among others.

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

In May 2017, the European Union implemented a new regulatory scheme for medical devices under the Medical Device Regulation ("MDR"). The MDR becomes fully effective in 2020 and will bring significant new requirements for many medical devices, including enhanced requirements for clinical evidence and documentation, increased focus on device identification and traceability, and additional postmarket surveillance and vigilance. Compliance with the MDR will require re-certification of many of our products to the enhanced standards, and will result in substantial additional expense.

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

The delivery of our products is subject to regulation by the Department of Health and Human Services ("HHS") in the United States and comparable state and foreign agencies responsible for reimbursement and regulation of health care items and services. Foreign governments also impose regulations in connection with their health care reimbursement programs and the delivery of health care items and services. Reimbursement schedules regulate the amount the United States government will reimburse hospitals and doctors for the inpatient care of persons covered by Medicare. HHS' Centers for Medicare & Medicaid Services ("CMS") may also review whether and/or under what circumstances a procedure or technology is reimbursable for Medicare beneficiaries. Changes in current coverage and reimbursement levels could have an adverse effect on market demand and our pricing flexibility. Currently, CMS is reviewing the National Coverage Determination for Transcatheter Aortic Valve Replacement that has been in place since 2012. An updated final policy is expected to be issued in 2019.

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

Employees

As of December 31, 2018, we had approximately 12,800 employees worldwide, the majority of whom were located in the United States, Singapore, the Dominican Republic, and Puerto Rico. We emphasize competitive compensation, benefits, equity participation, and a positive and attractive work environment in our efforts to attract and retain qualified personnel, and employ a rigorous talent management system. None of our North American employees are represented by a labor union. In various countries outside of North America, we interact with trade unions and work councils that represent a limited number of employees.

Item 1A.    Risk Factors

        Our business and assets are subject to varying degrees of risk and uncertainty. An investor should carefully consider the risks described below, as well as other information contained in this Annual Report on Form 10-K and in our other filings with the SEC. Additional risks not presently known to us or that we currently deem immaterial may also adversely affect our business. If any of these events or circumstances occurs, our business, financial condition, results of operations, or prospects could be materially harmed. In that case, the value of our securities could decline and an investor could lose part or all of his or her investment. In addition, forward-looking statements within the meaning of the federal securities laws that are contained in this Annual Report on Form 10-K or in our other filings or statements may be subject to the risks described below as well as other risks and uncertainties. Please read the cautionary notice regarding forward-looking statements in Part I above.

Business and Operating Risks

If we do not introduce new and differentiated products in a timely manner, our products may become more susceptible to competition or technologically obsolete and our operating results may suffer.

The cardiovascular products industry is characterized by technological changes, frequent new product introductions, and evolving industry standards. Without the timely introduction of new and differentiated products, our products could become more susceptible to competition or technologically obsolete and our revenue and operating results would suffer. Even if we are able to develop new or differentiated products, our ability to market them could be limited by the need for regulatory clearance, restrictions imposed on approved indications, entrenched patterns of clinical practice, uncertainty over third-party reimbursement, or other factors. We devote significant financial and other resources to our research and development activities; however, the research and development process is prolonged and entails considerable uncertainty. Accordingly, products we are currently developing may not complete the development process or obtain the regulatory or other approvals required to market such products in a timely manner or at all.

Technical innovations often require substantial time and investment before we can determine their commercial viability. We may not have the financial resources necessary to fund all of these projects. In addition, even if we are able to successfully develop new or differentiated products, they may not produce revenue in excess of the costs of development, and they may be rendered obsolete or less competitive by changing customer preferences or the introduction by our competitors of products with newer technologies or features or other factors.

We may experience supply interruptions that could harm our ability to manufacture products.

We use a broad range of raw and organic materials and other items from third party vendors in the design and manufacture of our products. Our Surgical Structural Heart, Transcatheter Aortic Valve Replacement, and Transcatheter Mitral and Tricuspid Therapies products are manufactured from treated natural animal tissue and man-made materials. Our non-implantable products are manufactured from man-made raw materials including resins, chemicals, electronics, and metals. We purchase certain of the materials and components used in the manufacture of our products from external suppliers, and we purchase certain supplies from single sources for reasons of quality assurance, cost-effectiveness, availability, or constraints resulting from regulatory requirements. We also contract with third parties for important services related to infrastructure and information technology. General economic conditions could adversely affect the financial viability of our suppliers, resulting in their inability to provide materials and components used in the manufacture of our products. While we work closely with suppliers to monitor their financial viability, assure continuity of supply, and maintain high quality and reliability, these efforts may not be successful. In addition, due to the rigorous regulations and requirements of the FDA and foreign regulatory authorities regarding the manufacture of our products (including the need for approval of any change in supply arrangements), we may have difficulty establishing additional or replacement sources on a timely basis or at all if the need arises. Certain suppliers may also elect to no longer service medical technology companies due to the high amount of requirements and regulation. Although alternative supplier options are considered and identified, we typically do not pursue regulatory qualification of alternative sources due to the strength of our existing supplier relationships and the time and expense associated with the regulatory validation process. A change in suppliers could require significant effort or investment in circumstances where the items supplied are integral to product performance or incorporate unique technology, and the loss of any existing supply contract could have a material adverse effect on us.

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

The manufacture of many of our products is highly complex and subject to strict quality controls, due in part to rigorous regulatory requirements. In addition, quality is extremely important due to the serious and costly consequences of a product failure. Problems can arise during the manufacturing process for a number of reasons, including disruption of facility utilities, equipment malfunction, failure to follow protocols and procedures, raw material problems, software problems, or human error. Although closely managed, disruptions can occur during implementation of new equipment and systems to replace aging equipment, as well as during production line transfers and expansions. As we expand into new markets, we may face unanticipated surges in demand which could strain our production capacity. Also, as we expand our manufacturing footprint, significant delays in construction and process validation could impact our production capacity. Further, scaling a new product for commercial production can sometimes be delayed. If these problems arise or if we otherwise fail to meet our internal quality standards or those of the FDA or other applicable regulatory body, which include detailed record-keeping requirements, our reputation could be damaged, we could become subject to a safety alert or a recall, we could incur product liability and other costs, product approvals could be delayed, and our business could otherwise be adversely affected.

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

We manage a portfolio of research and development products. From time to time, we identify operations and products that are underperforming or not a fit with our longer term business strategy. We may seek to dispose of these underperforming operations or products. We may also seek to dispose of other operations or products for strategic or other business reasons. If we cannot dispose of an operation or product on acceptable terms, we may voluntarily cease operations related to that product. Any of these events could result in charges, which could be substantial and which could adversely affect our results of operations.

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

We may be required to take charges or write-downs in connection with acquisitions. In particular, acquisitions of businesses engaged in the development of new products may give rise to developed technology and/or in-process research and development ("IPR&D") assets. To the extent that the value of these assets declines, we may be required to write down the value of the assets. Also, in connection with certain asset acquisitions, we may be required to take an immediate charge related to acquired IPR&D. Either of these situations could result in substantial charges, which could adversely affect our results of operations.

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

The cardiovascular medical technology industry is highly competitive. We compete with many companies, some of which are larger, with better brand or name recognition, and broader product offerings. Our customers consider many factors when selecting a product, including product reliability, breadth of product line, clinical outcomes, product availability, price, availability and rate of reimbursement, and services provided by the manufacturer. In addition, our ability to compete will depend in large part on our ability to develop and acquire new or differentiated products and technologies, anticipate technology advances, and keep pace with other developers of cardiovascular therapies and technologies. Our sales, technical, and other key personnel play an integral role in the development, marketing, and selling of new and existing products. If we are unable to recruit, hire, develop, and retain a talented, competitive workforce, our ability to compete may be adversely affected. Our competitive position can also be adversely affected by product problems, physician advisories, and safety alerts, reflecting the importance of quality in the medical technology industry. Our position can shift as a result of any of these factors. In addition, given the trend toward value-based healthcare, if we are not able to continue to demonstrate the full value of our differentiated products to healthcare providers and payors, our competitive position could be adversely affected. See "Competition" under "Business" included herein.

Unsuccessful clinical trials or procedures relating to products under development could have a material adverse effect on our prospects.

The regulatory approval process for new products and new indications for existing products requires extensive clinical trials and procedures, including early clinical feasibility and regulatory studies. Unfavorable or inconsistent clinical data from current or future clinical trials or procedures conducted by us, our competitors, or third parties, or perceptions regarding this clinical data, could adversely affect our ability to obtain necessary approvals and the market's view of our future prospects. Such clinical trials and procedures are inherently uncertain and there can be no assurance that these trials or procedures will be enrolled or completed in a timely or cost-effective manner or result in a commercially viable product or expanded indication. Failure to successfully complete these trials or procedures in a timely and cost-effective manner could have a material adverse effect on our prospects. Clinical trials or procedures may experience significant setbacks even after earlier trials have shown promising results. Further, preliminary results from clinical trials or procedures may be contradicted by subsequent clinical analysis. In addition, results from our clinical trials or procedures may not be supported by actual long-term studies or clinical experience. If preliminary clinical results are later contradicted, or if initial results cannot be supported by actual long-term studies or clinical experience, our business could be adversely affected. Clinical trials or procedures may be delayed, suspended, or terminated by us, the FDA, or other regulatory authorities at any time if it is believed that the trial participants face unacceptable health risks or any other reasons.

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

Failure to protect our information technology infrastructure against cyber-based attacks, network security breaches, service interruptions or data corruption could materially disrupt our operations and adversely affect our business and operating results.

The operation of our business depends on our information technology systems. We rely on our information technology systems to, among other things, effectively manage sales and marketing data, accounting and financial functions, inventory management, product development tasks, clinical data, customer service and technical support functions. Our information technology systems are vulnerable to damage or interruption from earthquakes, fires, floods and other natural disasters, terrorist attacks, power losses, computer system or data network failures, security breaches, data corruption, and cyber-based attacks.  Cyber-based attacks can include computer viruses, computer denial-of-service attacks, worms, and other malicious software programs or other attacks, covert introduction of malware to computers and networks, impersonation of authorized users, and efforts to discover and exploit any design flaws, bugs, security vulnerabilities, or security weaknesses, as well as intentional or unintentional acts by employees or other insiders with access privileges, intentional acts of vandalism by third parties and sabotage. In addition, federal, state, and international laws and regulations, such as the General Data Protection Regulation adopted by the European Union, can expose us to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties and significant legal liability, if our information technology security efforts fail. In addition, a variety of our software systems are cloud‑based data management applications, hosted by third‑party service providers whose security and information technology systems are subject to similar risks.

The failure of either our or our service providers’ information technology could disrupt our entire operation or result in decreased sales, increased overhead costs, product shortages, loss or misuse of proprietary or confidential information, intellectual property, or sensitive or personal information, all of which could have a material adverse effect on our reputation, business, financial condition, and operating results.

Market and Other External Risks

General economic and political conditions could have a material adverse effect on our business.

External factors can affect our profitability and financial condition. Such external factors include general domestic and global economic conditions, such as interest rates, tax law including tax rate changes, and factors affecting global economic stability, and the political environment regarding health care in general. We cannot predict to what extent the global economic conditions may negatively impact our business. For example, negative conditions in the credit and capital markets could impair our ability to access the financial markets for working capital or other funds, and could negatively impact our ability to borrow. An increase in interest rates could result in an increase in our borrowing costs and could otherwise restrict our ability to access the capital markets. Such conditions could result in decreased liquidity and impairments in the carrying value of our investments, and could adversely affect our results of operations and financial condition. These and other conditions could also adversely affect our customers, and may impact their ability or decision to purchase our products or make payments on a timely basis.

Various laws, including the Affordable Care Act, the Medicare Access and CHIP Reauthorization Act of 2015, and the 21st Century Cures Act, or any future legislation, including deficit reduction legislation, could impact medical procedure volumes, reimbursement for our products, and demand for our products or the prices at which we sell our products.  For more information about these laws as they relate to our business, see the section entitled “Health Care Legislation” in Part I, Item 1, “Business.”

In addition, Public Law 115-97, commonly referred to as the Tax Cuts and Jobs Act ("the 2017 Tax Act"), has resulted in significant changes to the U.S. corporate income tax system. These changes include a federal statutory rate reduction from 35% to 21%, various new international provisions, the elimination or reduction of certain domestic deductions and credits, and limitations on the deductibility of interest expense and executive compensation. The 2017 Tax Act also transitions international taxation from a worldwide system to a modified territorial system and includes base erosion prevention measures on non-U.S.

earnings, which has the effect of subjecting certain earnings of our foreign subsidiaries to U.S. taxation as global intangible low-taxed income. These changes became effective beginning in 2018.

The 2017 Tax Act also includes the Transition Toll Tax, which is a one-time mandatory deemed repatriation tax on accumulated foreign subsidiaries' previously untaxed foreign earnings. The Transition Toll Tax will be paid over an eight-year period that began in 2018, and will not accrue interest. In addition, subsequent U.S. Treasury regulations, administrative interpretations or court decisions interpreting the 2017 Tax Act could have a material adverse effect on our business, results of operations or financial condition.

Our business is subject to economic, political, and other risks associated with international sales and operations.

Because we sell our products in a number of countries, our business is subject to the risks of doing business internationally, including risks associated with anti-corruption and anti-bribery laws. Our net sales originating outside the United States, as a percentage of total net sales, were 45% in 2018. We anticipate that sales from international operations will continue to represent a substantial portion of our total sales. In addition, many of our manufacturing facilities and suppliers are located outside of the United States. Accordingly, our future results could be harmed by a variety of factors, including:

•	changes in local medical reimbursement policies and programs;

•	changes in foreign regulatory requirements;

•	changes in a specific country's or region's political or economic conditions, including changing circumstances in emerging regions, that may reduce the number of procedures that use our products;

•	trade protection measures, quotas, embargoes, import or export licensing requirements, and duties, tariffs, or surcharges;

•	potentially negative impact of tax laws, including transfer pricing liabilities and tax costs associated with the repatriation of cash;

•	difficulty in staffing and managing global operations;

•	currency exchange rate fluctuations;

•	cultural or other local factors affecting financial terms with customers;

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

Continued consolidation in the health care industry could have an adverse effect on our sales and results of operations.

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

If government and other third-party payors decline to reimburse our customers for our products or impose other cost containment measures to reduce reimbursement levels, our ability to profitably sell our products will be harmed.

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

Government and other third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for medical products and services. There can be no assurance that levels of reimbursement, if any, will not be decreased in the future, or that future legislation, regulation, or reimbursement policies of third-party payors will not otherwise adversely affect the demand for and price levels of our products. The introduction of cost containment incentives, combined with closer scrutiny of health care expenditures by both private health insurers and employers, has resulted in increased discounts and contractual adjustments to hospital charges for services performed. Hospitals or physicians may respond to such cost-containment pressures by substituting lower cost products or other therapies.

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

Our business exposes us to potential product liability risks that are inherent in the design, manufacture, and marketing of medical technologies. Our products are often used in surgical and intensive care settings with seriously ill patients. In addition, many of the devices we manufacture and sell are designed to be implanted in the human body for long periods of time. Component failures, manufacturing and assembly flaws, design defects, software defects, medical procedure errors, or inadequate disclosure of product-related risks or product-related information could result in an unsafe condition or injury to, or death of, patients. Such problems could result in product liability, medical malpractice or other lawsuits and claims, safety alerts, or product recalls in the future, which, regardless of their ultimate outcome, could have a material adverse effect on our business, reputation, and ability to attract and retain customers. Product liability claims may be brought from time to time either by individuals or by groups seeking to represent a class. We may incur charges related to such matters in excess of any established reserves and such charges, including the establishment of any such reserves, could have a material adverse impact on our net income and net cash flows.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

The locations and uses of our major properties are as follows:

North America
Irvine, California	(1)	Corporate Headquarters, Research and Development, Regulatory and Clinical Affairs, Manufacturing, Marketing, Administration
Draper, Utah	(1)	Manufacturing, Administration
Haina, Dominican Republic	(2)	Manufacturing
Añasco, Puerto Rico	(2)	Manufacturing
Central America
Cartago, Costa Rica	(2)	Manufacturing (under construction)
Europe
Nyon, Switzerland	(1)	Administration, Marketing
Prague, Czech Republic	(2)	Administration
Shannon, Ireland	(2)	Manufacturing (under construction)
Asia
Tokyo, Japan	(2)	Administration, Marketing, Distribution
Shanghai, China	(2)	Administration, Marketing
Singapore	(1),(2)	Manufacturing, Distribution, Administration
_______________________________________________________________________________

(1)	Owned property.

(2)	Leased property.

The Dominican Republic lease expires in 2022; the Puerto Rico property has two leases that expire in 2023; the Costa Rica lease expires in 2021; the Prague, Czech Republic lease expires in 2026; the Shannon, Ireland lease expires in 2024; the Tokyo, Japan lease expires in 2021; the Shanghai, China lease expires in 2021; and Singapore has one land lease that expires in 2036 and one that expires in 2041. We believe our properties have been well maintained, are in good operating condition, and are adequate for current needs.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the New York Stock Exchange (the "NYSE") under the symbol "EW."

Number of Stockholders

On January 31, 2019, there were 10,014 stockholders of record of our common stock.

Dividends

We have never paid any cash dividends on our capital stock and have no current plans to pay any cash dividends. Our current policy is to retain any future earnings for use in our business.

Unregistered Sales of Equity Securities

On November 26, 2016, we entered into an agreement and plan of merger to acquire Valtech Cardio Ltd. Pursuant to that agreement, on May 25, 2018, we issued 252,497 shares of its common stock to certain former shareholders of Valtech Cardio Ltd. in connection with the achievement of a milestone.

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (b), (c)
October 1, 2018 through October 31, 2018	1,475,683	$150.26	1,475,683	$544.8
November 1, 2018 through November 30, 2018	597	147.80	—	544.8
December 1, 2018 through December 31, 2018	338,086	148.05	338,086	494.6
Total	1,814,366	149.84	1,813,769
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

(b)
On November 15, 2017, the Board of Directors approved a stock repurchase program authorizing us to purchase on the open market, including pursuant to a Rule 10b5-1 plan, or in privately negotiated transactions, up to $1.0 billion of our common stock. The repurchase program does not have an expiration date.

(c)
In October 2018, we paid $250.0 million under our accelerated share repurchase ("ASR") agreement and received an initial delivery of 1.4 million shares of our common stock, representing approximately 80 percent of the total contract value. In November 2018, the ASR agreement concluded and we received an additional 0.3 million shares. Shares purchased pursuant to the ASR agreement are presented in the table above in the periods in which they were received.

Performance Graph

The following graph compares the performance of our common stock with that of the S&P 500 Index and the S&P 500 Health Care Equipment Index. The cumulative total return listed below assumes an initial investment of $100 at the market close on December 31, 2013 and reinvestment of dividends. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

	Total Cumulative Return
	2014	2015	2016	2017	2018
Edwards Lifesciences	$193.70	$240.21	$284.98	$342.79	$465.85
S&P 500	113.69	115.26	129.05	157.22	150.33
S&P 500 Health Care Equipment	126.28	133.82	142.50	186.53	216.82

Item 6.    Selected Financial Data

		As of or for the Years Ended December 31,
		2018	2017	2016	2015	2014
		(in millions, except per share data)
OPERATING RESULTS	Net sales	$3,722.8	$3,435.3	$2,963.7	$2,493.7	$2,322.9
	Gross profit	2,783.4	2,560.0	2,166.3	1,876.5	1,697.3
	Operating income (a)	748.2	1,089.4	751.2	636.1	1,212.5
	Net income (a)	722.2	583.6	569.5	494.9	811.1
COMMON STOCK INFORMATION	Net income per common share (a):
	Basic	$3.45	$2.77	$2.67	$2.30	$3.81
	Diluted	3.38	2.70	2.61	2.25	3.74
	Cash dividends declared per common share	—	—	—	—	—
BALANCE SHEET DATA	Total assets	$5,323.7	$5,666.4	$4,518.5	$4,056.3	$3,519.0
	Long-term debt (b)	593.8	438.4	822.3	596.9	594.1
_______________________________________________________________________________

(a)
The above results include special charges of $109.1 million during 2018 and $59.9 million during 2017. Also, the above results include a $180.0 million ($137.5 million, net of tax) charge related to a litigation settlement, a $112.5 million ($70.3 million, net of tax) gain for a litigation payment received in 2017, and a $750.0 million ($487.9 million, net of tax) gain for a payment received in 2014 under a litigation settlement. In addition, in 2017, the above results reflect a $262.0 million tax expense related to the implementation of U.S. tax law changes. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 3, Note 4 and Note 16 to the "Consolidated Financial Statements" for additional information.

(b)
In October 2013, we issued $600.0 million of 2.875% fixed-rate unsecured senior notes due October 15, 2018 (the "2013 Notes"). At December 31, 2017, the 2013 Notes were classified as short-term obligations as these obligations were due within one year. These 2013 Notes were paid in October 2018. In June 2018, we issued $600.0 million of 4.3% fixed-rate unsecured senior notes due June 15, 2028, which were classified as long-term obligations. Amounts outstanding under our Five-Year Credit Agreement ("Credit Agreement") have been classified as long-term obligations in accordance with the terms of the Credit Agreement.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our results of operations during the three years ended December 31, 2018. Also discussed is our financial position as of December 31, 2018. You should read this discussion in conjunction with the historical consolidated financial statements and related notes included elsewhere in this Form 10-K.

Overview

We are the global leader in patient-focused medical innovations for structural heart disease and critical care monitoring. Driven by a passion to help patients, we partner with the world's leading clinicians and researchers and invest in research and development to transform care for those impacted by structural heart disease or who require hemodynamic monitoring during surgery or in intensive care. We conduct operations worldwide and are managed in the following geographical regions: United States, Europe, Japan, and Rest of World. Our products are categorized into the following main areas: Transcatheter Heart Valve Therapy ("THVT"), Surgical Heart Valve Therapy ("SHVT"), and Critical Care. Beginning in 2019, we will report our sales in four main areas: Transcatheter Aortic Valve Replacement, Surgical Structural Heart, Critical Care, and Transcatheter Mitral and Tricuspid Therapies ("TMTT"). Going forward, TMTT will be reported as a separate product category to allow greater visibility into our performance in transcatheter mitral and tricuspid therapies.

Financial Highlights
Our sales growth was led by our THVT products, primarily due to increased sales of the Edwards SAPIEN 3 transcatheter heart valve across all regions, primarily the United States, and our Critical Care products, primarily the introduction of our HemoSphere advanced monitoring platform in the United States. Our 2018 SHVT net sales in the United States decreased compared to 2017, primarily related to a $82.5 million sales return reserve related to our conversion to a consignment inventory model for surgical valves. Our gross profit margin in 2018 and 2017 was positively impacted by an improved product mix, led by THVT products.

The increase in our net income in 2018 was primarily driven by the aforementioned operating performance, combined with tax benefits from a reduction in the U.S. federal corporate rate from 35% to 21% and the settlement of tax audits. This increase was partially offset by charges for a litigation settlement and impairment of intangible assets. The increase in our net income in 2017 was primarily driven by our increased sales and a gain from litigation related to the theft of trade secrets, partially offset by increased tax expenses associated with the Tax Cuts and Jobs Act.

Healthcare Environment, Opportunities, and Challenges

The medical technology industry is highly competitive and continues to evolve. Our success is measured both by the development of innovative products and the value we bring to our stakeholders. We are committed to developing new technologies and providing innovative patient care, and we are committed to defending our intellectual property in support of those developments. In 2018, we invested 16.7% of our net sales in research and development. The following is a summary of important developments during 2018:

•
we received CE Mark for the SAPIEN 3 Ultra system for transcatheter aortic valve replacement in severe, symptomatic aortic stenosis patients and we received FDA approval for the SAPIEN 3 Ultra system for those patients who are determined to be at intermediate or greater risk of open-heart surgery;

•
we received CE Mark for our self-expanding CENTERA valve for severe, symptomatic aortic stenosis patients at high risk of open-heart surgery, and we initiated a pivotal trial in the United States to study CENTERA for severe, symptomatic aortic stenosis patients at intermediate risk of open-heart surgery;

•
we received regulatory approval of our Acumen Hypotension Prediction Index in the United States. This technology leverages predictive analytics to alert clinicians of hypotension, or low blood pressure, before it occurs in their surgical patients;

•	we received CE Mark for the Edwards Cardioband tricuspid valve reconstruction system for the treatment of tricuspid regurgitation;

•	we received FDA approval for the Acumen suite of intelligent decision-support solutions for use on the HemoSphere advanced monitoring platform; and

•
we reached an agreement with Boston Scientific Corporation ("Boston Scientific") in January 2019 to settle all outstanding patent disputes for a one-time payment to Boston Scientific of $180.0 million.

We are dedicated to generating robust clinical, economic, and quality of life evidence increasingly expected by patients, clinicians, and payors in the current healthcare environment, with the goal of encouraging the adoption of innovative new medical therapies that demonstrate superior outcomes.

Results of Operations

Net Sales by Major Regions
(dollars in millions)

	Years Ended December 31,			Change		Percent Change
	2018	2017	2016	2018	2017	2018	2017
United States	$2,055.3	$1,907.6	$1,615.7	$147.7	$291.9	7.7%	18.1%
Europe	885.1	831.0	749.0	54.1	82.0	6.5%	10.9%
Japan	396.8	350.3	309.3	46.5	41.0	13.3%	13.3%
Rest of World	385.6	346.4	289.7	39.2	56.7	11.4%	19.5%
International	1,667.5	1,527.7	1,348.0	139.8	179.7	9.2%	13.3%
Total net sales	$3,722.8	$3,435.3	$2,963.7	$287.5	$471.6	8.4%	15.9%

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

Net Sales by Product Group
(dollars in millions)

	Year Ended December 31,			Change		Percent Change
	2018	2017	2016	2018	2017	2018	2017
Transcatheter Heart Valve Therapy	$2,286.7	$2,027.2	$1,628.5	$259.5	$398.7	12.8%	24.5%
Surgical Heart Valve Therapy	761.6	807.1	774.9	(45.5)	32.2	(5.6)%	4.2%
Critical Care	674.5	601.0	560.3	73.5	40.7	12.2%	7.3%
Total net sales	$3,722.8	$3,435.3	$2,963.7	$287.5	$471.6	8.4%	15.9%

Transcatheter Heart Valve Therapy
2018 Compared with 2017

The increase in net sales of THVT products was due primarily to:

•	higher sales of the Edwards SAPIEN 3 valve across all regions, particularly the United States and Japan, driven by strong therapy adoption; and

•	foreign currency exchange rate fluctuations, which increased net sales by $20.0 million, due primarily to the strengthening of the Euro against the United States dollar.

2017 Compared with 2016

The increase in net sales of THVT products in the United States was due primarily to:

•	the Edwards SAPIEN 3 valve, driven by strong therapy adoption.

The increase in international net sales of THVT products was due primarily to:

•	the Edwards SAPIEN 3 valve, due primarily to increased sales in Japan, driven by its launch in March 2016, and Europe, driven by strong therapy adoption;

partially offset by:

•	lower sales of the Edwards SAPIEN XT valve as customers converted to Edwards SAPIEN 3.

In February 2018, we received CE Mark for our self-expanding CENTERA valve for severe, symptomatic aortic stenosis patients at high risk of open-heart surgery. Also, in April 2018, we received approval to initiate a United States pivotal trial to study CENTERA for severe, symptomatic aortic stenosis patients at intermediate risk of open-heart surgery, and commenced the trial in October 2018. In April 2018, we received United States Food and Drug Administration approval for a limited continued access protocol of our PARTNER 3 Trial for low-risk patients with severe aortic stenosis in the United States, which we began enrolling late in the third quarter of 2018. Also in April 2018, we received CE Mark for the Edwards Cardioband tricuspid valve reconstruction system for the treatment of tricuspid regurgitation. In November 2018, we received CE Mark for the Edwards SAPIEN 3 Ultra System, which features the SAPIEN 3 Ultra valve with a heightened outer skirt, and a delivery system that incorporates an on-balloon design that is compatible with the low-profile Axela sheath. In December 2018, we received

FDA approval for the Edwards SAPIEN 3 Ultra System for severe, symptomatic aortic stenosis patients who are determined to be at intermediate or greater risk of open-heart surgery.

Surgical Heart Valve Therapy

2018 Compared with 2017

The decrease in net sales of SHVT products was due primarily to:

•	sales return reserves in the United States related to our conversion to a consignment inventory model for surgical valves;

partially offset by:

•	increased sales of surgical aortic tissue valves in the United States and Rest of World; and

•	foreign currency exchange rate fluctuations, which increased net sales by $9.2 million, due primarily to the strengthening of the Euro against the United States dollar.

2017 Compared with 2016

The increase in net sales of SHVT products was due primarily to:

•
surgical aortic tissue valves in Europe and the United States, primarily due to increased sales of the EDWARDS INTUITY Elite Valve System, and growth in our core products, partially offset by the continuing shift from our surgical aortic tissue valves to transcatheter aortic valves; and

•	mitral tissue valves, due to increased sales in Rest of World, primarily China.

In September 2018, we began launching our INSPIRIS RESILIA aortic valve in Japan. The INSPIRIS RELILIA valve is the first in a new class of resilient heart valves designed to be an option for active patients.

Critical Care
2018 Compared with 2017

The increase in net sales of Critical Care products was driven by our HemoSphere advanced monitoring platform, core hemodynamic products, and our enhanced recovery products, primarily in the United States. In addition, foreign currency exchange rate fluctuations increased net sales by $5.1 million, due primarily to the strengthening of the Euro against the United States dollar.

2017 Compared with 2016

The increase in net sales of Critical Care products was due primarily to enhanced surgical recovery products and core hemodynamic products, primarily in the United States and Rest of World.

During the first quarter of 2018, we received regulatory approval of our Acumen Hypotension Prediction Index in the United States. This technology leverages predictive analytics to alert clinicians of hypotension, or low blood pressure, before it occurs in their surgical patients. In the fourth quarter of 2018, we received FDA approval of our Acumen Hypotension Prediction Index for use on the HemoSphere platform.

Gross Profit

The increase in gross profit as a percentage of net sales in 2018 compared to 2017 was driven by:

•	a 0.7 percentage point increase in the United States and a 0.2 percentage point increase in international markets due to an improved product mix, driven by THVT products;

partially offset by:

•	the impact of multiple investments in our operations, including an increase in costs to improve our manufacturing processes; and

•	a 0.2 percentage point decrease due to the impact of foreign currency exchange rate fluctuations, including the settlement of foreign currency hedging contracts.

The increase in gross profit as a percentage of net sales in 2017 compared to 2016 was driven by:

•	a 1.3 percentage point increase in the United States and a 0.3 percentage point increase in international markets due to an improved product mix, driven by THVT products;

partially offset by:

•	expenses associated with flooding from Hurricane Maria in Puerto Rico and the planned closure of our manufacturing plant in Switzerland.

Selling, General, and Administrative ("SG&A") Expenses

The increase in SG&A expenses in 2018 compared to 2017 was due primarily to (1) higher sales and marketing expenses in the United States, Europe and Rest of World, mainly to support the THVT program, (2) higher personnel-related costs, and (3) the impact of foreign currency, which increased expenses by $10.6 million primarily due to the strengthening of the Euro against the United States dollar. The increase in SG&A expenses as a percentage of net sales in 2018 was due primarily to the previously mentioned expense increases.

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

Research and Development ("R&D") Expenses
The increase in R&D expenses in 2018 compared to 2017 was due primarily to investments in our transcatheter structural heart programs, including spending on clinical trials.

The increase in R&D expenses in 2017 compared to 2016 was due primarily to investments in our transcatheter structural heart programs, including development expenses associated with the Cardioband Reconstruction System.

Intellectual Property Litigation Expenses (Income), net

We incurred intellectual property litigation expenses, including settlements and external legal costs, of $214.0 million, $39.2 million and $32.6 million during 2018, 2017 and 2016, respectively. In January 2019, we reached an agreement with Boston Scientific to settle all outstanding patent disputes for a one-time payment to Boston Scientific of $180.0 million, which was included as an expense in 2018. The settlement covers alleged past damages and no further royalties will be owed by either party. In November 2017, we recorded a $112.5 million litigation gain related to the theft of trade secrets.

Change in Fair Value of Contingent Consideration Liabilities, net

The change in fair value of contingent consideration liabilities resulted in income of $5.7 million, income of $9.9 million, and expense of $1.1 million for the years ended December 31, 2018, 2017, and 2016, respectively. The income in 2018 and 2017 was due primarily to longer product development timelines, which reduced the probability of milestone achievements. These gains were net of expenses associated with changes in the fair value of the liabilities associated with the December 2017 acquisition of Harpoon Medical Inc., the achievement by Valtech Cardio Ltd. of a regulatory milestone, adjustments to discount rates, and accretion of interest due to the passage of time. For further information, see Note 10 to the "Consolidated Financial Statements."

Special Charges, net

For information on special charges, see Note 4 to the "Consolidated Financial Statements."

Interest Expense

Interest expense was $29.9 million, $23.2 million, and $19.2 million in 2018, 2017, and 2016, respectively. The increase in interest expense for 2018 as compared to 2017 resulted primarily from higher average interest rates. The increase in interest expense for 2017 as compared to 2016 resulted primarily from a higher average debt balance, partially offset by lower average interest rates.

Interest Income

Interest income was $32.0 million, $20.3 million, and $10.8 million in 2018, 2017, and 2016, respectively. The increase in interest income for 2018 and 2017 resulted primarily from higher average interest rates.

Other (Income) Expense, net
(in millions)

	Years Ended December 31,
	2018	2017	2016
Foreign exchange (gains) losses, net	$(6.7)	$5.4	$0.5
Loss (gain) on investments	1.7	2.7	(0.2)
Non-service cost components of net periodic pension benefit (credit) cost	(0.1)	(6.1)	—
Charitable foundation contribution	—	—	5.0
Other	1.1	(0.6)	(0.4)
Total other (income) expense, net	$(4.0)	$1.4	$4.9

The net foreign exchange (gains) losses relate primarily to the foreign currency fluctuations in our global trade and intercompany receivable and payable balances, offset by the gains and losses on derivative instruments intended as an economic hedge of those exposures.

The loss (gain) on investments primarily represents our net share of gains and losses in investments accounted for under the equity method, and realized gains and losses on our available-for-sale money market and cost method investments.

The non-service cost components of net periodic pension benefit (credit) cost includes the costs of our defined benefit plans that are not attributed to services rendered by eligible employees during the year, such as interest costs, expected return on plan assets, and amortization of actuarial gains or losses. Certain costs associated with realignments, including settlements and curtailments, have been included as a component of "Special (Gains) Charges, net." For further information, see Notes 4 and 12 to the "Consolidated Financial Statements."

In March 2016, we contributed $5.0 million to the Edwards Lifesciences Foundation, a related-party not-for-profit organization intended to provide philanthropic support to health- and community-focused charitable organizations. The contribution was irrevocable and was recorded as an expense at the time of payment.

Provision for Income Taxes

Our effective income tax rates for 2018, 2017, and 2016 were impacted as follows (in millions):

	Years Ended December 31,
	2018	2017	2016
Income tax expense at U.S. federal statutory rate	$159.9	$362.2	$258.3
Foreign income taxed at different rates	(16.2)	(106.9)	(88.6)
State and local taxes, net of federal tax benefit	6.8	11.5	9.7
Tax credits, federal and state	(36.7)	(25.8)	(21.3)
(Release) build of reserve for prior years' uncertain tax positions	(35.5)	(7.7)	4.6
U.S. tax on foreign earnings, net of credits	(12.2)	(30.3)	5.1
Foreign-derived intangible income deduction	(6.6)	—	—
Deductible employee share-based compensation	(41.8)	(48.2)	—
Nondeductible employee share-based compensation	2.8	3.9	3.6
Impacts related to 2017 U.S. Tax Reform	15.8	294.1	—
Other	2.9	(1.5)	(3.0)
Income tax provision	$39.2	$451.3	$168.4

On December 22, 2017, Public Law 115-97, commonly referred to as the Tax Cuts and Jobs Act (the "2017 Act"), was signed into law. The 2017 Act (1) reduced the U.S. federal corporate tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017, (2) required companies to pay a one-time mandatory deemed repatriation tax on the cumulative earnings of certain foreign subsidiaries that were previously tax deferred, and (3) created new taxes on certain foreign earnings in future years.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of generally accepted accounting principles in the United States of America ("GAAP") in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Act. In accordance with SAB 118, as of December 31, 2017, we estimated provisional amounts for (1) $3.3 million of tax benefits in connection with the remeasurement of certain tax assets and liabilities, (2) $297.4 million of net tax expense recorded in connection with the one-time mandatory deemed repatriation tax on cumulative earnings of certain foreign subsidiaries, and (3) $32.3 million of tax benefits associated with a tax reform related restructuring. In accordance with SAB 118, during 2018 we adjusted the provisional amounts as described below.

As a result of Internal Revenue Service ("IRS") guidance issued subsequent to the 2017 Act, the $32.3 million of tax benefits associated with the tax reform related restructuring mentioned above were reversed. In addition, during 2018, we recorded a $12.8 million reduction in the repatriation tax and an additional benefit of $3.7 million in connection with the remeasurement of deferred tax assets. In accordance with SAB 118, we completed our accounting for the 2017 Act during the fourth quarter of 2018.

Our effective tax rate for 2018 is lower than our effective tax rate for 2017 primarily because of the benefit from the reduction in the U.S. federal corporate rate from 35% to 21% and tax benefits related to the settlement of tax audits. In addition, the effective rate for 2017 included the one-time impact of the mandatory taxation of previously unrepatriated earnings, partially offset by the revaluation of tax-related balance sheet items due to the U.S. tax rate changes required by the 2017 Act.

Uncertain Tax Positions

As of December 31, 2018 and 2017, gross uncertain tax positions were $150.7 million and $225.6 million, respectively. We estimate that these liabilities would be reduced by $42.7 million and $94.0 million, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, and timing adjustments. The net amounts of $108.0 million and $131.6 million, respectively, if not required, would favorably affect our effective tax rate.

A reconciliation of the beginning and ending amount of uncertain tax positions, excluding interest, penalties, and foreign exchange, is as follows (in millions):

	Years Ended December 31,
	2018	2017	2016
Uncertain gross tax positions, January 1	$225.6	$245.5	$216.1
Current year tax positions	37.8	77.7	29.0
Increase in prior year tax positions	13.9	63.7	2.7
Decrease in prior year tax positions	(78.8)	(65.0)	(0.9)
Settlements	(46.5)	(95.3)	(0.3)
Lapse of statutes of limitations	(1.3)	(1.0)	(1.1)
Uncertain gross tax positions, December 31	$150.7	$225.6	$245.5

The table above summarizes the gross amounts of uncertain tax positions without regard to reduction in tax liabilities or additions to deferred tax assets and liabilities if such uncertain tax positions were settled.

We recognize interest and penalties, if any, related to uncertain tax positions in the provision for income taxes. As of December 31, 2018, we had accrued $4.6 million (net of $1.9 million tax benefit) of interest related to uncertain tax positions, and as of December 31, 2017, we had accrued $7.4 million (net of $2.9 million tax benefit) of interest related to uncertain tax positions. During 2018, 2017, and 2016, we recognized interest (benefit) expense, net of tax benefit, of $(2.8) million, $(7.3) million, and $4.0 million, respectively, in “Provision for Income Taxes” on the consolidated statements of operations.

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

At December 31, 2018, all material state, local, and foreign income tax matters have been concluded for years through 2008. During 2018, we signed agreements with the IRS to settle tax years 2009 through 2014 including transfer pricing matters and the tax treatment of a portion of a litigation settlement payment received in 2014. The IRS began its examination of the 2015 and 2016 tax years during the fourth quarter of 2018.

During 2018, we executed an Advance Pricing Agreement ("APA") between the United States and Switzerland governments for tax years 2009 through 2020 covering various transfer pricing matters and we have updated our transfer pricing policies accordingly. Certain intercompany transactions covering tax years 2015 through 2018 were not resolved and those related tax positions remain uncertain. These transfer pricing matters may be significant to our consolidated financial statements. In addition, we executed other APAs as follows: during 2017, an APA between the United States and Japan covering tax years 2015 through 2019, and during 2018, APAs between Japan and Singapore as well as Switzerland and Japan covering tax years 2015 through 2019.

Based upon the information currently available and numerous possible outcomes, we cannot reasonably estimate what, if any, changes in our existing uncertain tax positions may occur in the next 12 months and thus have recorded the gross uncertain tax positions as a long-term liability.

We have received tax incentives in certain non-U.S. tax jurisdictions, the primary benefit of which will expire in 2024. The tax reductions as compared to the local statutory rates were $144.9 million ($0.70 per diluted share), $81.0 million ($0.39 per diluted share), and $78.7 million ($0.32 per diluted share) for the years ended December 31, 2018, 2017, and 2016, respectively.

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

The 2017 Act, which was signed into law on December 22, 2017, included extensive changes to the international tax regime. The 2017 Act required a deemed repatriation of post-1986 undistributed foreign earnings and profits. The deemed repatriation resulted in a $270.5 million tax obligation as of December 31, 2018. The one-time transition tax liability, as adjusted, is payable in seven remaining annual installments, as outlined in the contractual obligations table below. See Note 16 to the "Consolidated Financial Statements" for additional information about the one-time transition tax.

As of December 31, 2018, cash and cash equivalents and short-term investments held in the United States and outside the United States were $659.3 million and $297.2 million, respectively. During 2018, we repatriated cash and short-term investments of $1.4 billion. We assert that $1.1 billion of our foreign earnings continue to be permanently reinvested and our intent is to repatriate $0.6 billion of our foreign earnings as of December 31, 2018.

Certain of our business acquisitions involve contingent consideration arrangements. Payment of additional consideration in the future may be required, contingent upon the acquired company reaching certain performance milestones, such as attaining specified revenue levels, or obtaining regulatory approvals. For further information, see Note 7 to the "Consolidated Financial Statements."

In April 2018, we entered into a new Five-Year Credit Agreement ("the Credit Agreement") which matures on April 28, 2023, and the previous Five-Year Credit Agreement was terminated. The Credit Agreement provides up to an aggregate of$750.0 million in borrowings in multiple currencies. Subject to certain terms and conditions, we may increase the amount available under the Credit Agreement by up to an additional $250.0 million in the aggregate. As of December 31, 2018, there were no borrowings outstanding under the Credit Agreement. The Credit Agreement is unsecured and contains various financial and other covenants, including a maximum leverage ratio, as defined in the Credit Agreement. The Company was in compliance with all covenants at December 31, 2018.

In October 2013, we issued $600.0 million of 2.875% fixed-rate unsecured senior notes (the "2013 Notes") due October 15, 2018. The 2013 Notes were repaid in October 2018. In June 2018, we issued $600.0 million of 4.3% fixed-rate unsecured senior notes (the "2018 Notes") due June 15, 2028. A portion of the proceeds from the 2018 Notes were used to repay amounts outstanding under our previous Five-Year Credit Agreement, and the remainder was used to partially repay the maturing 2013 Notes and for general corporate purposes. As of December 31, 2018, the total carrying value of our 2018 Notes was $593.8 million. For further information on our debt, see Note 9 to the "Consolidated Financial Statements."

We reached an agreement with Boston Scientific to settle all outstanding patent disputes for a one-time payment to Boston Scientific of $180.0 million, which was paid in January 2019.

From time to time, we repurchase shares of our common stock under share repurchase programs authorized by the Board of Directors. We consider several factors in determining when to execute share repurchases, including, among other things, expected dilution from stock plans, cash capacity, and the market price of our common stock. During 2018, under the Board authorized repurchase programs, we repurchased a total of 5.4 million shares at an aggregate cost of $784.3 million, and as of December 31, 2018, we had remaining authority to purchase $0.5 billion of our common stock. For further information, see Note 13 to the "Consolidated Financial Statements."
Consolidated Cash Flows - For the twelve months ended December 31, 2018, 2017, and 2016
Net cash flows provided by operating activities of $926.8 million for 2018 decreased $73.9 million from 2017 due primarily to higher tax payments and a higher bonus payout in 2018 associated with 2017 performance, partially offset by improved operating performance in 2018 and higher working capital needs in 2017.

Net cash flows provided by operating activities of $1.0 billion for 2017 increased $296.3 million from 2016 due primarily to improved operating performance and receipt of a litigation payment, partially offset by higher working capital needs associated with growth in the business and the timing of tax payments.

Net cash provided by investing activities of $76.7 million in 2018 consisted primarily of net proceeds from investments of $323.2 million, partially offset by capital expenditures of $238.7 million.

Net cash used in investing activities of $647.2 million in 2017 consisted primarily of net purchases of investments of $235.7 million, capital expenditures of $168.1 million, a $100.0 million net cash payment associated with the acquisition of Harpoon Medical, Inc., and an $81.9 million net cash payment associated with the acquisition of Valtech Cardio Ltd.

Net cash used in investing activities of $211.7 million in 2016 consisted primarily of capital expenditures of $176.1 million and $41.3 million for the acquisition of intangible assets.

Net cash used in financing activities of $1.1 billion in 2018 consisted primarily of purchases of treasury stock of $795.5 million and net debt repayments of $437.3 million, partially offset by proceeds from stock plans of $147.0 million.

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

A summary of all of our contractual obligations and commercial commitments as of December 31, 2018 is as follows (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Debt	$600.0	$—	$—	$—	$600.0
Operating leases	91.2	25.6	35.0	16.3	14.3
Interest on debt	185.5	20.0	40.1	39.6	85.8
Transition tax on unremitted foreign earnings and profits (a)	270.5	8.9	49.8	71.6	140.2
Litigation settlement obligation	180.0	180.0	—	—	—
Pension obligations (b)	1.9	1.9	—	—	—
Purchase and other commitments	34.6	12.6	19.5	0.6	1.9
Total contractual cash obligations (c), (d)	$1,363.7	$249.0	$144.4	$128.1	$842.2
_______________________________________________________________________________

(a)
As of December 31, 2018, we had recorded $270.5 million of income tax liabilities related to the one-time transition tax that resulted from the enactment of the 2017 Act. The transition tax is due in eight annual installments, and the first annual installment was paid in 2018. The second annual installment is 8% of the total liability, net of a $16.1 million overpayment of 2017 federal income taxes. The remaining installment amounts will be equal to 8% of the total liability, payable in fiscal years 2020 through 2022, 15% in fiscal year 2023, 20% in fiscal year 2024, and 25% in fiscal year 2025. See Note 16 to the "Consolidated Financial Statements" for additional information about the one-time transition tax.

(b)
The amount included in "Less Than 1 Year" reflects anticipated contributions to our various pension plans. Anticipated contributions beyond one year are not determinable. The total accrued benefit liability for our pension plans recognized as of December 31, 2018 was $37.0 million. This amount is impacted by, among other items, pension expense funding levels, changes in plan demographics and assumptions, and investment returns on plan assets. Therefore, we are unable to make a reasonably reliable estimate of the amount and period in which the liability might be paid, and did not include this amount in the contractual obligations table. See Note 12 to the "Consolidated Financial Statements" for further information.

(c)
As of December 31, 2018, the gross liability for uncertain tax positions, including interest, was $157.2 million and relates primarily to transfer pricing matters. During 2018, we executed an Advance Pricing Agreement ("APA") between the United States and Switzerland governments for tax years 2009 through 2020 covering various transfer pricing matters and we have updated our transfer pricing policies accordingly. Certain intercompany transactions covering tax years 2015 through 2018 were not resolved and those related tax positions remain uncertain. These transfer pricing matters may be significant to our consolidated financial statements, and the final outcome of the negotiations is uncertain. Management believes that adequate amounts of tax and related penalty and interest have been provided in income tax expense for any adjustments that may result for our uncertain tax positions. We are unable to make a reasonably reliable estimate of the amount and period in which the liability might be paid, and did not include this amount in the contractual obligations table.

(d)
We acquire assets still in development, enter into research and development arrangements, acquire businesses, and sponsor certain clinical trials that often require milestone, royalty, or other future payments to third-parties, contingent upon the occurrence of certain future events. In situations where we have no ability to influence the achievement of the milestone or otherwise avoid the payment, we have included those payments in the table above. However, we have excluded from the table contingent milestone payments and other contingent liabilities for which we cannot reasonably predict future payments or for which we can avoid making payment by unilaterally deciding to stop development of a product or cease progress of a clinical trial. We estimate that these contingent payments could be up to $585.0 million if all milestones or other contingent obligations are met. This amount includes certain milestone-based contingent obligations that may be paid through a combination of cash and issuance of common stock.

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

Revenue Recognition

When we recognize revenue from the sale of our products, the amount of consideration we ultimately receive varies depending upon the return terms, sales rebates, discounts, and other incentives that we may offer, which are accounted for as variable consideration when estimating the amount of revenue to recognize. The estimate of variable consideration requires significant judgment. We include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely upon an assessment of historical payment experience, historical relationship to revenues, estimated customer inventory levels, and current contract sales terms with direct and indirect customers. Product returns are typically not significant because returns are generally not allowed unless the product is damaged at time of receipt. If the historical data and inventory estimates used to calculate the variable consideration do not approximate future activity, our financial position, results of operations, and cash flows could be impacted.

In addition, in limited circumstances, we may allow customers to return previously purchased products, such as for next-generation product offerings. For these transactions, we defer recognition of revenue on the sale of the earlier generation product based upon an estimate of the amount of product to be returned when the next-generation products are shipped to the customer. Uncertain timing of next-generation product approvals, variability in product launch strategies, product recalls, and variation in product utilization all affect the estimates related to sales returns and could cause actual returns to differ from these estimates.

Our sales adjustment related to distributor rebates given to our United States distributors represents the difference between our sales price to the distributor and the negotiated price to be paid by the end-customer. We validate the distributor rebate accrual quarterly through either a review of the inventory reports obtained from our distributors or an estimate of the distributor's inventory. This distributor inventory information is used to verify the estimated liability for future distributor rebate claims based on historical rebates and contract rates. We periodically monitor current pricing trends and distributor inventory levels to ensure the credit for future distributor rebates is fairly stated.

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

Income Taxes

The determination of our provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Realization of certain deferred tax assets, primarily tax credits, net operating loss and other carryforwards, is dependent upon generating sufficient taxable income in the appropriate jurisdiction prior to the expiration of the carryforward periods. Failure to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in our effective tax rate on future earnings.

We have made an accounting policy election to recognize the U.S. tax effects of global intangible low-taxed income ("GILTI") as a component of income tax expense in the period the tax arises.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. Our investment strategy is focused on preserving capital and supporting our liquidity requirements, while earning a reasonable market return. We invest in a variety of fixed-rate debt securities, primarily time deposits, commercial paper, U.S. and foreign government and agency securities, asset-backed securities, corporate debt securities, and municipal debt securities. The market value of our investments may decline if current market interest rates rise. As of December 31, 2018, we had $726.2 million of investments in fixed-rate debt securities which had an average remaining term to maturity of approximately 1.0 years. Taking into consideration the average maturity of our fixed-rate debt securities, a hypothetical 0.5% to 1.0% absolute increase in interest rates at December 31, 2018 would have resulted in a $3.5 million to $7.0 million decrease in the fair value of these investments. Such a decrease would only result in a realized loss if we choose or are forced to sell the investments before the scheduled maturity, which we currently do not anticipate.

For more information related to outstanding debt obligations, see Note 6 to the "Consolidated Financial Statements."

We are also exposed to interest rate risk on our debt obligations. As of December 31, 2018, we had $600.0 million of Notes outstanding that carry a fixed rate, and also had available a $750.0 million Credit Agreement that carries a variable interest rate based on the London interbank offered rate ("LIBOR"). As of December 31, 2018, there were no borrowings outstanding under the Credit Agreement. Based on our December 31, 2018 variable debt levels, a hypothetical 1.0% absolute increase in our floating market interest rates would increase our interest expense by approximately $6.0 million, most of which would be offset by increased returns on our short-term investments. The impact on net interest would be immaterial to our financial condition and results of operations. As of December 31, 2018, a hypothetical 1.0% absolute increase in market interest rates would decrease the fair value of the fixed-rate debt by approximately $44.7 million. This hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt.

For more information related to outstanding debt obligations, see Note 9 to the "Consolidated Financial Statements."

Currency Risk

We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances and results of our non-United States subsidiaries into United States dollars, currency gains and losses related to intercompany and third-party transactions denominated in currencies other than a location's functional currency, and currency gains and losses associated with intercompany loans. Our principal currency exposures relate to the Euro and the Japanese yen. Our objective is to minimize the volatility of our exposure to these risks through a combination of normal operating and financing activities and the use of derivative financial instruments in the form of foreign currency forward exchange contracts and cross currency swap contracts. The total notional amount of our derivative financial instruments entered into for foreign currency management purposes at December 31, 2018 was $1.4 billion. A hypothetical 10% increase/decrease in the value of the United States dollar against all hedged currencies would increase/decrease the fair value of these derivative contracts by $61.2 million. Any gains or losses on the fair value of derivative contracts would generally be offset by gains and losses on the underlying transactions, so the net impact would not be significant to our financial condition or results of operations.

For more information related to outstanding foreign exchange contracts, see Note 2 and Note 11 to the "Consolidated Financial Statements."

Credit Risk

Derivative financial instruments involve credit risk in the event the financial institution counterparty should default. It is our policy to execute such instruments with major financial institutions that we believe to be creditworthy. At December 31, 2018, all derivative financial instruments were with bank counterparties assigned investment grade ratings by national rating agencies. We further diversify our derivative financial instruments among counterparties to minimize exposure to any one of these entities. We have not experienced a counterparty default and do not anticipate any non-performance by our current derivative counterparties.

Concentrations of Risk

We invest excess cash in a variety of fixed-rate debt securities, and diversify the investments between financial institutions. Our investment policy limits the amount of credit exposure to any one issuer.

In the normal course of business, we provide credit to customers in the health care industry, perform credit evaluations of these customers, and maintain allowances for potential credit losses, which have historically been adequate compared to actual losses. In 2018, we had no customers that represented 10% or more of our total net sales or accounts receivable, net.

Investment Risk

We are exposed to investment risks related to changes in the underlying financial condition and credit capacity of certain of our investments. As of December 31, 2018, we had $726.2 million of investments in fixed-rate debt securities of various companies, of which $483.8 million were long-term. In addition, we had $22.5 million of investments in equity instruments of public and private companies. Should these companies experience a decline in financial condition or credit capacity, or fail to meet certain development milestones, a decline in the investments' values may occur, resulting in unrealized or realized losses.

Item 8.    Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Edwards Lifesciences Corporation:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Edwards Lifesciences Corporation and its subsidiaries (the “Company”) as of December 31, 2018 and December 31, 2017, and the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and December 31, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 15, 2019

We have served as the Company’s auditor since 1999.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except par value)

	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$714.1	$818.3
Short-term investments (Note 6)	242.4	519.2
Accounts receivable, net (Note 5)	456.9	438.7
Other receivables	80.4	40.6
Inventories (Note 5)	607.0	554.9
Prepaid expenses	54.3	60.6
Other current assets	131.8	116.9
Total current assets	2,286.9	2,549.2
Long-term investments (Note 6)	506.3	567.0
Property, plant, and equipment, net (Note 5)	867.5	679.7
Goodwill (Note 8)	1,112.2	1,126.5
Other intangible assets, net (Note 8)	343.2	468.0
Deferred income taxes	174.0	167.1
Other assets	33.6	108.9
Total assets	$5,323.7	$5,666.4
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$134.0	$116.6
Accrued and other liabilities (Note 5)	742.6	653.7
Short-term debt (Note 9)	—	598.0
Contingent consideration liabilities (Notes 7 and 10)	—	51.7
Total current liabilities	876.6	1,420.0
Long-term debt (Note 9)	593.8	438.4
Contingent consideration liabilities (Notes 7 and 10)	178.6	192.6
Taxes payable (Note 16)	259.4	347.5
Uncertain tax positions (Note 16)	124.9	164.6
Other long-term liabilities	150.0	147.1
Commitments and contingencies (Notes 9 and 17)
Stockholders' equity (Note 13)
Preferred stock, $.01 par value, authorized 50.0 shares, no shares outstanding	—	—
Common stock, $1.00 par value, 350.0 shares authorized, 215.2 and 212.0 shares issued, and 207.7 and 209.7 shares outstanding, respectively	215.2	212.0
Additional paid-in capital	1,384.4	1,166.9
Retained earnings	2,694.7	1,962.1
Accumulated other comprehensive loss	(138.5)	(132.7)
Treasury stock, at cost, 7.5 and 2.3 shares, respectively	(1,015.4)	(252.1)
Total stockholders' equity	3,140.4	2,956.2
Total liabilities and stockholders' equity	$5,323.7	$5,666.4

The accompanying notes are an integral part of these consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share information)

	Years Ended December 31,
	2018	2017	2016
Net sales	$3,722.8	$3,435.3	$2,963.7
Cost of sales	939.4	875.3	797.4
Gross profit	2,783.4	2,560.0	2,166.3
Selling, general, and administrative expenses	1,088.5	990.8	904.7
Research and development expenses	622.2	552.6	442.2
Intellectual property litigation expenses (income), net (Note 3)	214.0	(73.3)	32.6
Change in fair value of contingent consideration liabilities	(5.7)	(9.9)	1.1
Special charges, net (Note 4)	116.2	9.7	34.5
Other operating expenses	—	0.7	—
Operating income	748.2	1,089.4	751.2
Interest expense	29.9	23.2	19.2
Interest income	(32.0)	(20.3)	(10.8)
Special (gains) charges, net (Note 4)	(7.1)	50.2	—
Other (income) expense, net (Note 15)	(4.0)	1.4	4.9
Income before provision for income taxes	761.4	1,034.9	737.9
Provision for income taxes (Note 16)	39.2	451.3	168.4
Net income	$722.2	$583.6	$569.5
Share information (Note 2):
Earnings per share:
Basic	$3.45	$2.77	$2.67
Diluted	$3.38	$2.70	$2.61
Weighted-average number of common shares outstanding:
Basic	209.2	210.9	213.0
Diluted	213.6	215.9	217.8

   The accompanying notes are an integral part of these consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Years Ended December 31,
	2018	2017	2016
Net income	$722.2	$583.6	$569.5
Other comprehensive (loss) income, net of tax (Note 14):
Foreign currency translation adjustments	(38.6)	97.5	(16.1)
Unrealized gain (loss) on cash flow hedges	40.4	(30.6)	4.9
Defined benefit pension plans	0.6	3.5	(6.2)
Unrealized (loss) gain on available-for-sale investments	(3.3)	(7.8)	0.5
Reclassification of net realized investment loss to earnings	2.9	3.1	1.1
Other comprehensive (loss) income, net of tax	2.0	65.7	(15.8)
Comprehensive income	$724.2	$649.3	$553.7

The accompanying notes are an integral part of these consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net income	$722.2	$583.6	$569.5
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	77.4	81.9	71.2
Stock-based compensation (Notes 2 and 13)	71.0	61.6	56.9
Excess tax benefit from stock plans	—	—	(64.3)
Impairment charges (Note 4)	118.8	31.0	—
Change in fair value of contingent consideration liabilities, net (Note 10)	(5.7)	(9.9)	1.1
Deferred income taxes	(27.3)	17.8	(37.4)
Purchased in-process research and development	—	6.7	34.5
Other	13.0	(6.2)	7.9
Changes in operating assets and liabilities:
Accounts and other receivables, net	(28.7)	(27.8)	(60.4)
Inventories	(65.7)	(124.0)	(65.6)
Accounts payable and accrued liabilities	192.5	93.8	77.7
Income taxes	(157.8)	293.7	105.1
Prepaid expenses and other current assets	15.7	(9.9)	(12.6)
Other	1.4	8.4	20.8
Net cash provided by operating activities	926.8	1,000.7	704.4
Cash flows from investing activities
Capital expenditures	(238.7)	(168.1)	(176.1)
Deposit of cash in escrow	—	(25.0)	—
Purchases of held-to-maturity investments (Note 6)	(210.0)	(804.9)	(594.7)
Proceeds from held-to-maturity investments (Note 6)	578.1	654.7	852.5
Purchases of available-for-sale investments (Note 6)	(249.3)	(529.8)	(470.4)
Proceeds from available-for-sale investments (Note 6)	223.2	448.7	232.6
Investments in unconsolidated affiliates (Note 6)	(6.6)	—	(7.6)
Proceeds from unconsolidated affiliates (Note 6)	0.4	8.3	1.9
Investments in trading securities, net	(12.6)	(12.7)	(9.8)
Payment of contingent consideration	(10.0)	—	—
Acquisitions (Notes 7 and 8)	—	(192.9)	—
Issuances of notes receivable	—	(18.9)	—
Investments in intangible assets and in-process research and development	(3.0)	(7.4)	(41.3)
Other	5.2	0.8	1.2
Net cash provided by (used in) investing activities	76.7	(647.2)	(211.7)
Cash flows from financing activities
Proceeds from issuance of debt	688.0	994.7	253.5
Payments on debt and capital lease obligations	(1,125.3)	(818.4)	(31.4)
Purchases of treasury stock	(795.5)	(763.3)	(662.3)
Proceeds from stock plans	147.0	113.8	103.3
Payment of contingent consideration	(15.1)	—	—
Excess tax benefit from stock plans	—	—	64.3
Other	(0.3)	—	4.1
Net cash used in financing activities	(1,101.2)	(473.2)	(268.5)
Effect of currency exchange rate changes on cash and cash equivalents	(6.5)	7.9	(12.5)
Net (decrease) increase in cash and cash equivalents	(104.2)	(111.8)	211.7
Cash and cash equivalents at beginning of year	818.3	930.1	718.4
Cash and cash equivalents at end of year	$714.1	$818.3	$930.1

The accompanying notes are an integral part of these consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in millions)

	Common Stock		Treasury Stock
	Shares	Par Value	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
BALANCE AT DECEMBER 31, 2015	239.1	$239.1	23.7	$(1,837.0)	$946.8	$3,336.8	$(182.6)	$2,503.1
Net income						569.5		569.5
Other comprehensive loss, net of tax							(15.8)	(15.8)
Common stock issued under equity plans, including tax benefits	3.5	3.5			164.1			167.6
Stock-based compensation expense					56.9			56.9
Purchases of treasury stock			7.3	(662.3)				(662.3)
BALANCE AT DECEMBER 31, 2016	242.6	242.6	31.0	(2,499.3)	1,167.8	3,906.3	(198.4)	2,619.0
Impact to retained earnings from adoption of ASU 2016-09						9.3		9.3
BALANCE AT JANUARY 1, 2017	242.6	242.6	31.0	(2,499.3)	1,167.8	3,915.6	(198.4)	2,628.3
Net income						583.6		583.6
Other comprehensive income, net of tax							65.7	65.7
Common stock issued under equity plans	3.0	3.0			110.8			113.8
Stock-based compensation expense					61.6			61.6
Shares issued to acquire business			(2.8)	264.3	2.2			266.5
Purchases of treasury stock			7.7	(763.3)				(763.3)
Retirement of treasury stock	(33.6)	(33.6)	(33.6)	2,746.2	(175.5)	(2,537.1)		—
BALANCE AT DECEMBER 31, 2017	212.0	212.0	2.3	(252.1)	1,166.9	1,962.1	(132.7)	2,956.2
Impact to retained earnings from adoption of ASU 2016-16 and ASU 2018-02						10.4	(7.8)	2.6
BALANCE AT JANUARY 1, 2018	212.0	212.0	2.3	(252.1)	1,166.9	1,972.5	(140.5)	2,958.8
Net income						722.2		722.2
Other comprehensive loss, net of tax							2.0	2.0
Common stock issued under equity plans	3.2	3.2			143.8			147.0
Stock-based compensation expense					71.0			71.0
Shares issued in payment for contingent consideration liabilities			(0.3)	32.2	2.7			34.9
Purchases of treasury stock			5.5	(795.5)				(795.5)
BALANCE AT DECEMBER 31, 2018	215.2	$215.2	7.5	$(1,015.4)	$1,384.4	$2,694.7	$(138.5)	$3,140.4

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

The Company generates nearly all of its revenue from direct product sales and sales of products under consignment arrangements. Revenue from direct product sales is recognized at a point in time upon delivery of the product. Revenue from sales of consigned inventory is recognized at a point in time when the product has been implanted or used by the customer. The Company periodically reviews consignment inventories to confirm the accuracy of customer reporting. The Company also generates a small portion of its revenue from service contracts, and recognizes revenue from service contracts ratably over the term of the contracts. Sales taxes and other similar taxes that the Company collects concurrent with revenue-producing activities are excluded from revenue. The Company does not typically have any significant unusual payment terms beyond 90 days in its contracts with customers. In addition, the Company receives royalty payments for the licensing of certain intellectual property and recognizes the royalty when the subsequent sale of product using the intellectual property occurs.

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

The Company sells separately priced service contracts, which range from 12 months to 36 months, to owners of its hemodynamic monitors. The Company invoices the customer the total amount of consideration at the inception of the contract and recognizes revenue ratably over the term of the contract. As of December 31, 2018 and December 31, 2017, $7.6 million and $4.2 million, respectively, of deferred revenue associated with outstanding service contracts was recorded in “Accrued and Other Liabilities” and "Other Long-term Liabilities." During 2018, the Company recognized as revenue $2.9 million that was included in the balance of deferred revenue as of December 31, 2017.

The Company applies the optional exemption of not disclosing the amount of the transaction price allocated to unsatisfied performance obligations for contracts with an original expected duration of one year or less.

Shipping and Handling Costs

Shipping costs, which are costs incurred to physically move product from the Company's premises or third party distribution centers, including storage, to the customer's premises, are included in "Selling, General, and Administrative Expenses." Handling costs, which are costs incurred to store at the Company's premises, move, and prepare products for shipment, are included in "Cost of Sales." For the years ended December 31, 2018, 2017, and 2016, shipping costs of $70.6 million, $72.6 million, and $64.1 million, respectively, were included in "Selling, General, and Administrative Expenses."

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

The Company also has long-term equity investments in companies that are in various stages of development. These investments are reported at fair value or under the equity method of accounting, as appropriate. Equity investments that do not have readily determinable fair values are recorded at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. The Company accounts for investments in limited partnerships or limited liability corporations, whereby the Company owns a minimum of 5% of the investee's outstanding voting stock, under the equity method of accounting. These investments are recorded at the amount of the Company's investment and adjusted each period for the Company's share of the investee's income or loss, and dividends paid.

Realized gains and losses on investments that are sold are determined using the specific identification method, or the first-in, first-out method, depending on the investment type, and recorded to "Other (Income) Expense, net." Income relating to investments in fixed-rate debt securities is recorded to "Interest Income."

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

Allowance for Doubtful Accounts

The Company records allowances for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions. When evaluating its allowances for doubtful accounts related to receivables from customers in certain European countries that have historically paid beyond the stated terms, the Company's analysis considers a number of factors, including evidence of the customer's ability to comply with credit terms, economic conditions, and procedures implemented by the Company to collect the historical receivables. Additional allowances for doubtful accounts may be required if there is deterioration in past due balances, if economic conditions are less favorable than the Company has anticipated, or for customer-specific circumstances, such as financial difficulty. The allowance for doubtful accounts related to both short-term and long-term receivables was $13.6 million and $13.7 million at December 31, 2018 and 2017, respectively.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market value. Market value for raw materials is based on replacement costs, and for other inventory classifications is based on net realizable value.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

A write-down for excess or slow moving inventory is recorded for inventory which is obsolete, nearing its expiration date (generally triggered at six months prior to expiration), is damaged, or slow moving (generally defined as quantities in excess of a two-year supply). The allowance for excess and slow moving inventory was $30.3 million and $27.6 million at December 31, 2018 and 2017, respectively.

The Company allocates to inventory general and administrative costs that are related to the production process. These costs include insurance, manufacturing accounting personnel, human resources personnel, and information technology. During the years ended December 31, 2018, 2017, and 2016, the Company allocated $45.0 million, $39.3 million, and $37.2 million, respectively, of general and administrative costs to inventory. General and administrative costs included in inventory at December 31, 2018 and 2017 were $18.3 million and $16.0 million, respectively.

At December 31, 2018 and 2017, $106.5 million and $88.4 million, respectively, of the Company's finished goods inventories were held on consignment.

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost. Depreciation is principally calculated for financial reporting purposes on the straight-line method over the estimated useful lives of the related assets, which range from 10 to 40 years for buildings and improvements, from 3 to 15 years for machinery and equipment, and from 3 to 5 years for software. Leasehold improvements are amortized over the life of the related facility leases or the asset, whichever is shorter. Straight-line and accelerated methods of depreciation are used for income tax purposes.

Depreciation expense for property, plant, and equipment was $74.9 million, $74.1 million, and $63.6 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Impairment of Goodwill and Long-lived Assets

Goodwill is reviewed for impairment annually in the fourth quarter of each fiscal year or whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the Company performs a quantitative impairment test. The Company determined, after performing a qualitative review of each reporting unit, that it is more likely than not that the fair value of each of its reporting units substantially exceeds the respective carrying amounts. Accordingly, in 2018, 2017, and 2016, the Company did not record any impairment loss.

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

In 2018, the Company recorded a $116.2 million charge related to the other-than-temporary impairment of certain developed technology and IPR&D assets. See Note 4 for further information. In 2017 and 2016, the Company did not record any impairment loss related to its IPR&D assets.

Income Taxes

The Company is subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating the Company's uncertain tax positions and determining its provision for income taxes. The Company recognizes the financial statement benefit of a tax position only after determining that a position would more likely than not be sustained based upon its technical merit if challenged by the relevant taxing authority and taken by management to the court of last resort. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon settlement with the relevant tax authority. The Company recognizes interest and penalties related to income tax matters in income tax expense. The Company has made an accounting policy election to recognize the U.S. tax effects of global intangible low-taxed income ("GILTI") as a component of income tax expense in the period the tax arises.

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

The table below presents the computation of basic and diluted earnings per share (in millions, except for per share information):

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Years Ended December 31,
	2018	2017	2016
Basic:
Net income	$722.2	$583.6	$569.5
Weighted-average shares outstanding	209.2	210.9	213.0
Basic earnings per share	$3.45	$2.77	$2.67
Diluted:
Net income	$722.2	$583.6	$569.5
Weighted-average shares outstanding	209.2	210.9	213.0
Dilutive effect of stock plans	4.4	5.0	4.8
Dilutive weighted-average shares outstanding	213.6	215.9	217.8
Diluted earnings per share	$3.38	$2.70	$2.61

Stock options, restricted stock units, and market-based restricted stock units to purchase approximately 1.1 million, 1.9 million, and 0.9 million shares for the years ended December 31, 2018, 2017, and 2016, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

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

Total stock-based compensation expense was as follows (in millions):

	Years Ended December 31,
	2018	2017	2016
Cost of sales	$11.4	$9.2	$8.4
Selling, general, and administrative expenses	46.3	40.7	38.0
Research and development expenses	13.3	11.7	10.5
Total stock-based compensation expense	$71.0	$61.6	$56.9

Upon a participant's retirement, all unvested stock options and performance-based restricted stock units are immediately forfeited. In addition, upon retirement, a participant will immediately vest in 25% of service-based restricted stock units for each full year of employment with the Company measured from the grant date. All remaining unvested service-based restricted stock units are immediately forfeited. For market-based restricted stock units, upon retirement and in certain other specified cases, a participant will receive a pro-rated portion of the shares that would ultimately be issued based on attainment of the performance goals as determined on the vesting date. The pro-rated portion is based on the participant's whole months of service with the Company during the performance period prior to the date of termination.

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

The Company uses foreign currency forward exchange contracts, cross currency swap contracts, and foreign currency denominated debt to manage its exposure to changes in currency exchange rates from (a) future cash flows associated with intercompany transactions and certain local currency expenses expected to occur within the next 13 months (designated as cash flow hedges), (b) its net investment in certain foreign subsidiaries (designated as net investment hedges) and (c) foreign currency denominated assets or liabilities (designated as fair value hedges). The Company also uses foreign currency forward exchange contracts that are not designated as hedging instruments to offset the transaction gains and losses associated with certain assets and liabilities denominated in currencies other than their functional currencies resulting principally from intercompany and local currency transactions.

The Company at times has used interest rate swaps to convert a portion of its fixed-rate debt into variable-rate debt. These interest rate swaps were designated as fair value hedges and met the shortcut method requirements under the accounting standards for derivatives and hedging. Accordingly, changes in the fair values of the interest rate swaps are considered to exactly offset changes in the fair value of the underlying long-term debt.

All derivative financial instruments are recognized at fair value in the consolidated balance sheets. For each derivative instrument that is designated as a fair value hedge, the gain or loss on the derivative included in the assessment of hedge effectiveness is recognized immediately to earnings, and offsets the loss or gain on the underlying hedged item. The Company reports in "Accumulated Other Comprehensive Loss" the gain or loss on derivative financial instruments that are designated, and that qualify, as cash flow hedges. The Company reclassifies these gains and losses into earnings in the same line item and in the same period in which the underlying hedged transactions affect earnings. Changes in the fair value of net investment hedges are reported in "Accumulated Other Comprehensive Loss" as a part of the cumulative translation adjustment and would be reclassified into earnings if the underlying net investment is sold or substantially liquidated. The portion of the change in fair value related to components excluded from the hedge effectiveness assessment are amortized into earnings over the life of the derivative. The gains and losses on derivative financial instruments for which the Company does not elect hedge accounting treatment are recognized in the consolidated statements of operations in each period based upon the change in the fair value of the derivative financial instrument. Cash flows from net investment hedges are reported as investing activities in the consolidated statements of cash flows, and cash flows from all other derivative financial instruments are reported as operating activities.

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

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In August 2017, the FASB issued an amendment to the guidance on derivatives and hedging. The amendment expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. The guidance is effective for periods beginning after December 15, 2018, including interim periods within those annual periods. The Company early adopted this guidance as of January 1, 2018. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements. Certain provisions of the guidance required modifications to existing disclosure requirements on a prospective basis. See Note 11 for disclosures relating to the Company's derivative instruments and hedging activities.

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

In October 2016, the FASB issued an amendment to the guidance on income taxes. The amendment eliminates the deferral of the tax effects of intra-entity asset transfers other than inventory. As a result, the income tax consequences from the intra-entity transfer of an asset other than inventory and associated changes to deferred taxes will be recognized when the transfer occurs. The guidance was effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The Company adopted this new standard using the modified retrospective method. Upon adoption, the Company recorded a $2.6 million increase to retained earnings, a $50.3 million decrease to other assets, and a $52.9 million decrease to long-term taxes payable. In addition, the Company reclassified $46.5 million from long-term taxes payable to deferred income taxes, and also made this reclassification in the prior year's consolidated balance sheet to conform to the current year presentation.

In August 2016, the FASB issued an amendment to the guidance on the statement of cash flows. The standard addresses eight specific cash flow issues, and is intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. The guidance was effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. This guidance impacts how the Company classifies contingent consideration payments made after a business combination. Contingent consideration payments that are not made soon after the acquisition date will be classified as a financing activity up to the amount of the contingent consideration liability recognized at the acquisition date, with any excess classified as an operating activity. Contingent consideration payments made soon after the acquisition date will continue to be classified as an investing activity. The Company did not make any contingent consideration payments in 2017; therefore, no retrospective adjustments were required. The adoption of the other provisions of this guidance did not have a material impact on the Company's consolidated financial statements.

In May 2014, the FASB issued an update to the accounting guidance on revenue recognition. The new guidance provides a comprehensive, principles-based approach to revenue recognition, and supersedes most previous revenue recognition

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires improved disclosures on the nature, amount, timing, and uncertainty of revenue that is recognized. In August 2015, the FASB issued an update to the guidance to defer the effective date by one year, such that the new standard became effective for annual reporting periods beginning after December 15, 2017 and interim periods therein. The new guidance can be applied retrospectively to each prior reporting period presented (retrospective method), or retrospectively with the cumulative effect of the change recognized at the date of the initial application (modified retrospective method). The Company adopted the new guidance on January 1, 2018 using the modified retrospective method to contracts that were not completed as of January 1, 2018. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

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

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company will apply the new guidance at the effective date of January 1, 2019 rather than at the earliest comparative period presented in the financial statements. In addition, the Company will elect the package of practical expedients permitted under the transition guidance to not reassess (1) whether any expired or existing contracts are, or contain, leases, (2) the lease classification for expired or existing leases, and (3) initial direct costs for existing leases. The Company will also make an accounting policy election to not recognize on its consolidated balance sheet right-of-use assets and lease liabilities arising from short-term leases. In preparation for the adoption of this guidance, the Company has implemented internal controls and system solutions to enable the preparation and disclosure of financial information about its leasing arrangements.

The Company estimates that the adoption of the guidance will result in the recognition of additional right-of-use assets and lease liabilities for operating leases of approximately $55 million to $65 million as of January 1, 2019. The Company does not believe the guidance will have a material impact on its consolidated statements of operations.

3.    INTELLECTUAL PROPERTY LITIGATION EXPENSES (INCOME), NET

The Company incurred intellectual property litigation expenses, including settlements and external legal costs, of $214.0 million, $39.2 million and $32.6 million during 2018, 2017 and 2016, respectively. In January 2019, the Company reached an agreement with Boston Scientific Corporation ("Boston Scientific") to settle all outstanding patent disputes for a one-time payment to Boston Scientific of $180.0 million, which was included in as an expense in 2018. The settlement covers alleged past damages and no further royalties will be owed by either party. In November 2017, the Company recorded a $112.5 million litigation gain related to the theft of trade secrets.

4. SPECIAL CHARGES

Impairment of Long-lived Assets

In December 2018, the Company recorded a $116.2 million charge related to the other-than-temporary impairment of certain developed technology and in-process research and development assets acquired as part of the acquisition of Valtech Cardio Ltd. ("Valtech"). The Company measured the amount of the impairment by calculating the amount by which the carrying values exceeded the estimated fair values, which were based on projected discounted future net cash flows. Based on recent market and clinical trial developments, the Company decided to re-evaluate the clinical development plans for the technologies acquired from Valtech, thus reducing the projected near-term discounted future net cash flows related to the acquired mitral technology. The impairment was recorded to the Company’s Rest of World segment.

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

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. SPECIAL CHARGES (Continued)

Realignment Expenses

In March 2018, the Company recorded a $7.1 million gain related to the curtailment of its defined benefit plan in Switzerland resulting from the closure of its manufacturing plant.

In September 2017, the Company recorded a $10.2 million charge related primarily to severance expenses (impacting 232 employees) and other costs associated with the planned closure of its manufacturing plant in Switzerland. As of December 31, 2018, payments related to the realignment were substantially complete.

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

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. OTHER CONSOLIDATED FINANCIAL STATEMENT DETAILS

Composition of Certain Financial Statement Captions

Components of selected captions in the consolidated balance sheets are as follows:

	As of December 31,
	2018	2017
	(in millions)
Accounts receivable, net
Trade accounts receivable	$465.8	$447.2
Allowance for doubtful accounts	(8.9)	(8.5)
	$456.9	$438.7
Inventories
Raw materials	$111.5	$101.4
Work in process	144.8	121.1
Finished products	350.7	332.4
	$607.0	$554.9
Property, plant, and equipment, net
Land	$90.7	$39.1
Buildings and leasehold improvements	497.4	436.8
Machinery and equipment	432.4	393.4
Equipment with customers	41.1	41.0
Software	92.4	93.4
Construction in progress	168.8	88.2
	1,322.8	1,091.9
Accumulated depreciation	(455.3)	(412.2)
	$867.5	$679.7
Accrued and other liabilities
Employee compensation and withholdings	$226.1	$249.4
Litigation and insurance reserves (Note 17)	196.7	15.0
Taxes payable	31.3	97.8
Accrued rebates	80.0	71.0
Property, payroll, and other taxes	39.5	41.9
Research and development accruals	48.9	39.2
Fair value of derivatives	4.4	24.8
Accrued marketing expenses	22.3	14.9
Accrued professional services	11.0	8.5
Accrued realignment reserves	0.1	8.2
Accrued relocation costs	11.3	8.7
Other accrued liabilities	71.0	74.3
	$742.6	$653.7

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. OTHER CONSOLIDATED FINANCIAL STATEMENT DETAILS (Continued)

Supplemental Cash Flow Information
(in millions)

	Years Ended December 31,
	2018	2017	2016
Cash paid during the year for:
Interest	$30.1	$19.9	$16.1
Income taxes	$223.7	$143.7	$99.9
Non-cash investing and financing transactions:
Fair value of shares issued in payment for contingent consideration liabilities (Note 10)	$34.3	$—	$—
Fair value of shares issued in connection with business combinations (Note 7)	$—	$266.5	$—
Capital expenditures accruals	$18.7	$21.6	$22.7
Retirement of treasury stock (Note 13)	$—	$2,746.2	$—

6. INVESTMENTS

Debt Securities

Investments in debt securities at the end of each period were as follows (in millions):

	December 31, 2018				December 31, 2017
Held-to-maturity	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Bank time deposits	$20.0	$—	$—	$20.0	$382.9	$—	$—	$382.9
Commercial paper	—	—	—	—	1.4	—	—	1.4
U.S. government and agency securities	—	—	—	—	3.9	—	—	3.9
	$20.0	$—	$—	$20.0	$388.2	$—	$—	$388.2

Available-for-sale
Bank time deposits	$—	$—	$—	$—	$0.5	$—	$—	$0.5
Commercial paper	56.7	—	—	56.7	40.3	—	—	40.3
U.S. government and agency securities	79.7	0.2	(0.7)	79.2	69.4	—	(0.7)	68.7
Foreign government bonds	1.7	—	—	1.7	3.0	—	—	3.0
Asset-backed securities	110.6	0.1	(0.5)	110.2	121.2	—	(0.4)	120.8
Corporate debt securities	459.8	0.1	(4.3)	455.6	446.5	0.8	(1.8)	445.5
Municipal securities	2.8	—	—	2.8	4.4	—	—	4.4
	$711.3	$0.4	$(5.5)	$706.2	$685.3	$0.8	$(2.9)	$683.2

The cost and fair value of investments in debt securities, by contractual maturity, as of December 31, 2018 were as follows:

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. INVESTMENTS (Continued)

	Held-to-Maturity		Available-for-Sale
	Cost	Fair Value	Cost	Fair Value
	(in millions)
Due in 1 year or less	$20.0	$20.0	$223.2	$222.4
Due after 1 year through 5 years	—	—	385.6	381.7
Instruments not due at a single maturity date	—	—	102.5	102.1
	$20.0	$20.0	$711.3	$706.2

Actual maturities may differ from the contractual maturities due to call or prepayment rights.

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2018 and 2017, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	December 31, 2018
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$0.7	$(0.1)	$56.5	$(0.6)	$57.2	$(0.7)
Asset-backed securities	4.0	0.1	61.3	(0.6)	65.3	(0.5)
Corporate debt securities	177.4	(1.1)	203.7	(3.2)	381.1	(4.3)
	$182.1	$(1.1)	$321.5	$(4.4)	$503.6	$(5.5)

	December 31, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$31.5	$(0.2)	$37.1	$(0.5)	$68.6	$(0.7)
Asset-backed securities	90.8	(0.3)	23.2	(0.1)	114.0	(0.4)
Corporate debt securities	253.3	(1.2)	59.2	(0.6)	312.5	(1.8)
	$375.6	$(1.7)	$119.5	$(1.2)	$495.1	$(2.9)

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. INVESTMENTS (Continued)

Investments in Unconsolidated Affiliates

The Company has a number of equity investments in privately and publicly held companies. Investments in these unconsolidated affiliates are recorded in "Long-term Investments" on the consolidated balance sheets, and are as follows:

	December 31,
	2018	2017
	(in millions)
Equity method investments
Cost	$9.1	$9.2
Equity in losses	(4.7)	(5.1)
Carrying value of equity method investments	4.4	4.1
Equity securities
Carrying value of non-marketable equity securities	18.1	10.7
Total investments in unconsolidated affiliates	$22.5	$14.8
Non-marketable equity securities consist of investments in privately held companies without readily determinable fair values, and are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. During 2018, the Company recorded in "Other (Income) Expense, net" $1.7 million of upward adjustments based on observable price changes, and $1.9 million of downward adjustments due to impairment and observable price changes.
During 2018, 2017, and 2016, the gross realized gains or losses from sales of available-for-sale investments were not material.

7.    ACQUISITIONS

Harpoon Medical, Inc.

On December 1, 2017, the Company acquired all the outstanding shares of Harpoon Medical, Inc. for an aggregate cash purchase price of $119.5 million, which includes $16.0 million paid previously for a cost method investment and an exclusive option to acquire Harpoon Medical, Inc., and is net of $8.0 million received from the sale of the Company's previous ownership interest. The Company remeasured its previously held ownership in Harpoon Medical, Inc., which had a carrying value at the date of acquisition of $1.5 million and represented approximately 6% of the fully-diluted outstanding shares of Harpoon Medical, Inc., and recognized a gain of $6.5 million in "Special (Gains) Charges, net." In addition, the Company agreed to pay up to an additional $150.0 million in pre-specified milestone-driven payments over the next 10 years. The Company recognized in "Contingent Consideration Liabilities" a $59.7 million liability for the estimated fair value of the contingent milestone payments. The fair value of the contingent milestone payments are remeasured each quarter, with changes in the fair value recognized within operating expenses on the consolidated statements of operations. For further information on the fair value of the contingent milestone payments, see Note 10.

In connection with the acquisition, the Company placed $10.0 million of the purchase price into escrow to satisfy any claims for indemnification made in accordance with the merger agreement. Funds remaining 12 months after the acquisition date were disbursed to Harpoon Medical, Inc.'s former shareholders. Acquisition-related costs of $0.4 million were recorded in “Selling, General, and Administrative Expenses” during the year ended December 31, 2017.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.    ACQUISITIONS (Continued)

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

Goodwill includes expected synergies and other benefits the Company believes will result from the acquisition. Goodwill was assigned to the Company’s United States segment and is not deductible for tax purposes. IPR&D has been capitalized at fair value as an intangible asset with an indefinite life and will be assessed for impairment in subsequent periods. The fair value of the IPR&D was determined using the income approach. This approach determines fair value based on cash flow projections which are discounted to present value using a risk-adjusted rate of return. The discount rates used to determine the fair value of the IPR&D ranged from 18.0% to 19.0%. Completion of successful design developments, bench testing, pre-clinical studies and human clinical studies are required prior to selling any product. The risks and uncertainties associated with completing development within a reasonable period of time include those related to the design, development, and manufacturability of the product, the success of pre-clinical and clinical studies, and the timing of regulatory approvals. The valuation assumed $41.4 million of additional research and development expenditures would be incurred prior to the date of product introduction. In the valuation, net cash inflows were modeled to commence in Europe in 2018, and in the United States and Japan in 2022. The Company does not currently anticipate significant changes to forecasted research and development expenditures, and net cash inflows are now expected to commence in Europe in 2019. Upon completion of development, the underlying research and development asset will be amortized over its estimated useful life.

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
7.    ACQUISITIONS (Continued)

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

Prior to the close of the transaction, Valtech spun off its early-stage transseptal mitral valve replacement technology program. Concurrent with the closing, the Company entered into an agreement for an exclusive option to acquire that program and its associated intellectual property for approximately $200.0 million, subject to certain adjustments, plus an additional $50.0 million if a certain European regulatory approval is obtained within 10 years of the acquisition closing date. The option was originally scheduled to expire two years after the closing date of the transaction, but was extended by one year as provided under the agreement terms.

IPR&D acquired as part of this transaction has been capitalized at fair value, which was determined using the income approach. This approach determines fair value based on cash flow projections which are discounted to present value using a risk-adjusted rate of return. Completion of successful design developments, bench testing, pre-clinical studies and human clinical studies are required prior to selling any product. The risks and uncertainties associated with completing development within a reasonable period of time include those related to the design, development, and manufacturability of the product, the success of pre-clinical and clinical studies, and the timing of regulatory approvals. The valuation assumed $87.3 million of additional research and development expenditures would be incurred prior to the date of product introduction and that net cash inflows would commence in 2019. In December 2018, the Company recorded a $116.2 million impairment charge related to Valtech's intangible assets. For further information, see Note 4. The Company is currently projecting that $113.6 million of research and development expenditures will be incurred prior to the date of product introduction, and that net cash inflows will commence in 2021. Upon completion of development, the underlying research and development asset will be amortized over its estimated useful life.

CardiAQ Valve Technologies, Inc.

On July 3, 2015, the Company entered into an agreement and plan of merger to acquire CardiAQ Valve Technologies, Inc. ("CardiAQ") for an aggregate cash purchase price of $350.0 million, subject to certain adjustments. The transaction closed on August 26, 2015, and the cash purchase price after the adjustments was $348.0 million. In addition, the Company agreed to pay an additional $50.0 million if a certain European regulatory approval is obtained within 48 months of the acquisition closing date. The Company recognized in "Contingent Consideration Liabilities" a $30.3 million liability for the estimated fair value of this contingent milestone payment. The Company does not expect this milestone to be achieved and reversed the liability in 2018. For further information on the fair value of the contingent milestone payment, see Note 10.

IPR&D acquired as part of this acquisition was capitalized at fair value, which was determined using the income approach. This approach determines fair value based on cash flow projections which are discounted to present value using a risk-adjusted rate of return. Completion of successful design developments, bench testing, pre-clinical studies and human clinical studies are required prior to selling any product. The risks and uncertainties associated with completing development within a reasonable period of time include those related to the design, development, and manufacturability of the product, the success of pre-clinical and clinical studies, and the timing of regulatory approvals. The valuation assumed $97.7 million of additional research and development expenditures would be incurred prior to the date of product introduction and that net cash inflows would commence in late 2018. As a result of certain design enhancements to increase the product's commercial life and applicability to a broader group of patients, the Company has incurred incremental research and development expenditures; however, expects an increase in the net cash inflows, commencing in 2022. Upon completion of development, the underlying research and development intangible asset will be amortized over its estimated useful life.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.    GOODWILL AND OTHER INTANGIBLE ASSETS

In 2018, the Company recorded a $116.2 million impairment charge related to certain of its developed technology and IPR&D assets. See Note 4 for further information. In December 2017, the Company acquired Harpoon Medical, Inc. This transaction resulted in an increase to goodwill of $142.1 million and IPR&D of $53.1 million. In January 2017, the Company acquired Valtech. This transaction resulted in an increase to goodwill of $316.5 million, developed technology of $109.2 million and IPR&D of $87.9 million. For further information, see Note 7.

The changes in the carrying amount of goodwill, by segment, during the years ended December 31, 2018 and 2017 were as follows:

	United States	Europe	Rest of World	Total
	(in millions)
Goodwill at December 31, 2016	$567.2	$58.9	$—	$626.1
Goodwill acquired during the year	142.1	—	316.5	458.6
Currency translation adjustment	—	8.3	33.5	41.8
Goodwill at December 31, 2017	709.3	67.2	350.0	1,126.5
Currency translation adjustment	—	(3.0)	(11.3)	(14.3)
Goodwill at December 31, 2018	$709.3	$64.2	$338.7	$1,112.2

Other intangible assets consist of the following (in millions):

		December 31,
	Weighted-Average Useful Life (in years)	2018			2017
		Cost	Accumulated Amortization	Net Carrying Value	Cost	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets
Patents	7.4	$185.8	$(181.2)	$4.6	$186.1	$(180.4)	$5.7
Developed technology	12.3	119.8	(44.2)	75.6	190.8	(43.8)	147.0
	11.9	305.6	(225.4)	80.2	376.9	(224.2)	152.7
Unamortizable intangible assets
IPR&D		263.0	—	263.0	315.3	—	315.3
		$568.6	$(225.4)	$343.2	$692.2	$(224.2)	$468.0

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

Amortization expense related to other intangible assets for the years ended December 31, 2018, 2017, and 2016 was $2.5 million, $7.8 million, and $7.6 million, respectively. Estimated amortization expense for each of the years ending December 31 is as follows (in millions):

2019	$2.4
2020	2.9
2021	4.7
2022	7.2
2023	10.7

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

The Company may redeem the 2018 Notes, in whole or in part, at any time and from time to time at specified redemption prices. In addition, upon the occurrence of certain change of control triggering events, the Company may be required to repurchase all or a portion of the 2018 Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest. The 2018 Notes also include covenants that limit the Company's ability to incur secured indebtedness, enter into sale and leaseback transactions, and consolidate, merge, or transfer all or substantially all of its assets.

The following is a summary of the 2018 Notes and the 2013 Notes (collectively the "Notes") as of December 31, 2018 and 2017:

	December 31,
	2018		2017
	Amount	Effective Interest Rate	Amount	Effective Interest Rate
	(in millions)		(in millions)
Fixed-rate 4.300% 2018 Notes	$600.0	4.329%	$—	—%
Fixed-rate 2.875% 2013 Notes	—	—%	600.0	2.983%
Total senior notes	600.0		600.0
Unamortized discount	(1.3)		(0.5)
Unamortized debt issuance costs	(4.9)		(0.8)
Hedge accounting fair value adjustments (see Note 11)	—		(0.7)
Total carrying amount	$593.8		$598.0

As of December 31, 2018 and 2017, the fair value of the Notes, based on Level 2 inputs, was $607.0 million and $604.3 million, respectively. The debt issuance costs, as well as the discount, are being amortized to interest expense over the term of the notes.

In April 2018, the Company entered into a new Five-Year Credit Agreement ("the Credit Agreement") which matures on April 28, 2023, and the previous Five-Year Credit Agreement was terminated. The Credit Agreement provides up to an aggregate of $750.0 million in borrowings in multiple currencies. The Company may increase the amount available under the Credit Agreement, subject to agreement of the lenders, by up to an additional $250.0 million in the aggregate. Borrowings generally bear interest at the London interbank offered rate ("LIBOR") plus a spread ranging from 0.9% to 1.3%, depending on the leverage ratio, as defined in the Credit Agreement. The Company also pays a facility fee ranging from 0.1% to 0.2%, depending on the leverage ratio, on the entire credit commitment available, whether drawn or not. The facility fee is expensed as incurred. During 2018, under the new Credit Agreement, the spread over LIBOR was 0.9% and the facility fee was 0.1%, and under the previous Credit Agreement, the spread over LIBOR was 1.0% and the facility fee was 0.125%. Issuance costs of $2.4 million are being amortized to interest expense over the term of the Credit Agreement. As of December 31, 2018, there were no borrowings outstanding under the Credit Agreement. All amounts outstanding under the Credit Agreement have been classified as long-term obligations in accordance with the terms of the Credit Agreement. The Credit Agreement is unsecured and contains various financial and other covenants, including a maximum leverage ratio, as defined in the Credit Agreement. The Company was in compliance with all covenants at December 31, 2018.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9.    DEBT, CREDIT FACILITIES AND LEASE OBLIGATIONS (Continued)

The weighted-average interest rate under all debt obligations was 3.4% and 2.2% at December 31, 2018 and 2017, respectively.

Certain facilities and equipment are leased under operating leases expiring at various dates. Most of the operating leases contain renewal options. Total expense for all operating leases was $27.0 million, $27.3 million, and $22.9 million for the years 2018, 2017, and 2016, respectively.

Future minimum lease payments (including interest) under non-cancelable operating leases and aggregate debt maturities at December 31, 2018 were as follows (in millions):

	Operating Leases	Aggregate Debt Maturities
2019	$25.6	$—
2020	21.5	—
2021	13.5	—
2022	9.9	—
2023	6.4	—
Thereafter	14.3	600.0
Total obligations and commitments	$91.2	$600.0

10.    FAIR VALUE MEASUREMENTS

The consolidated financial statements include financial instruments for which the fair market value of such instruments may differ from amounts reflected on a historical cost basis. Financial instruments of the Company consist of cash deposits, accounts and other receivables, investments, accounts payable, certain accrued liabilities, and borrowings under a revolving credit agreement. The carrying value of these financial instruments generally approximates fair value due to their short-term nature. Financial instruments also include notes payable. See Note 9 for further information on the fair value of the notes payable.

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

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10.    FAIR VALUE MEASUREMENTS (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company's financial instruments which are measured at fair value on a recurring basis as of December 31, 2018 and 2017 (in millions):

December 31, 2018	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$—	$11.8	$—	$11.8
Available-for-sale investments:
Corporate debt securities	—	455.6	—	455.6
Asset-backed securities	—	110.2	—	110.2
U.S. government and agency securities	19.6	59.6	—	79.2
Foreign government bonds	—	1.7	—	1.7
Commercial paper	—	56.7	—	56.7
Municipal securities	—	2.8	—	2.8
Investments held for deferred compensation plans	67.6	—	—	67.6
Derivatives	—	29.9	—	29.9
	$87.2	$728.3	$—	$815.5
Liabilities
Derivatives	$—	$5.2	$—	$5.2
Deferred compensation plans	68.5	—	—	68.5
Contingent consideration liabilities		—	178.6	178.6
	$68.5	$5.2	$178.6	$252.3

December 31, 2017
Assets
Cash equivalents	$52.2	$22.8	$—	$75.0
Available-for-sale investments:
Bank time deposits	—	0.5	—	0.5
Corporate debt securities	—	445.5	—	445.5
Asset-backed securities	—	120.8	—	120.8
U.S. government and agency securities	20.6	48.1	—	68.7
Foreign government bonds	—	3.0	—	3.0
Commercial paper	—	40.3	—	40.3
Municipal securities	—	4.4	—	4.4
Investments held for deferred compensation plans	63.7	—	—	63.7
Derivatives	—	4.9	—	4.9
	$136.5	$690.3	$—	$826.8
Liabilities
Derivatives	$—	$24.8	$—	$24.8
Deferred compensation plans	64.1	—	—	64.1
Contingent consideration liabilities		—	244.3	244.3
	$64.1	$24.8	$244.3	$333.2

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10.    FAIR VALUE MEASUREMENTS (Continued)

The following table summarizes the changes in fair value of the contingent consideration obligation for the year ended December 31, 2018 (in millions):

Balance at December 31, 2017	$244.3
Payments (cash and issued shares)	(60.0)
Changes in fair value	(5.7)
Balance at December 31, 2018	$178.6

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

Derivative Instruments

The Company uses derivative financial instruments in the form of foreign currency forward exchange contracts and cross currency swap contracts to manage foreign currency exposures. All derivatives contracts are recognized on the balance sheet at their fair value. The fair value of foreign currency derivative financial instruments and the cross currency swap contracts was estimated based on quoted market foreign exchange rates, cross currency swap basis rates, and market discount rates. Judgment was employed in interpreting market data to develop estimates of fair value; accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.

Contingent Consideration Liabilities
Certain of the Company's acquisitions involve contingent consideration arrangements. Payment of additional consideration is contingent upon the acquired company reaching certain performance milestones, such as attaining specified revenue levels or obtaining regulatory approvals. These contingent consideration liabilities are measured at estimated fair value using either a probability weighted discounted cash flow analysis or a Monte Carlo simulation model, both of which consider significant unobservable inputs. These inputs include (1) the discount rate used to present value the projected cash flows (ranging from 2.4% to 4.2%), (2) the probability of milestone achievement (ranging from 0.0% to 98.9%), (3) the projected payment dates (ranging from 2021 to 2025), and (4) the volatility of future revenue (45.0%). The use of different assumptions could have a material effect on the estimated fair value amounts.
11.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses derivative financial instruments to manage its currency exchange rate risk and its interest rate risk as summarized below. Notional amounts are stated in United States dollar equivalents at spot exchange rates at the respective dates. The Company does not enter into these arrangements for trading or speculation purposes.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

	Notional Amount
	December 31, 2018	December 31, 2017
	(in millions)
Foreign currency forward exchange contracts	$1,378.2	$979.8
Cross currency swap contracts	300.0	—

The following table presents the location and fair value amounts of derivative instruments reported in the consolidated balance sheets (in millions):

		Fair Value
	Balance Sheet Location	December 31, 2018	December 31, 2017
Derivatives designated as hedging instruments
Assets
Foreign currency contracts	Other current assets	$29.1	$4.9
Cross currency swap contracts	Other assets	$0.8	$—
Liabilities
Foreign currency contracts	Accrued and other liabilities	$4.4	$24.8
Foreign currency contracts	Other long-term liabilities	$0.8	$—

The following table presents the effect of master-netting agreements and rights of offset on the consolidated balance sheets (in millions):

				Gross Amounts Not Offset in the Consolidated Balance Sheet
		Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet
December 31, 2018	Gross Amounts			Financial Instruments	Cash Collateral Received	Net Amount
Derivative Assets
Foreign currency contracts	$29.1	$—	$29.1	$(3.6)	$—	$25.5
Cross currency swap contracts	$0.8	$—	$0.8	$—	$—	$0.8
Derivative Liabilities
Foreign currency contracts	$5.2	$—	$5.2	$(3.6)	$—	$1.6
December 31, 2017
Derivative Assets
Foreign currency contracts	$4.9	$—	$4.9	$(3.7)	$—	$1.2
Derivative Liabilities
Foreign currency contracts	$24.8	$—	$24.8	$(3.7)	$—	$21.1

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

The following tables present the effect of derivative and non-derivative hedging instruments on the consolidated statements of operations and consolidated statements of comprehensive income:

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income

	2018	2017		2018	2017
	(in millions)			(in millions)
Cash flow hedges
Foreign currency contracts	$35.9	$(43.5)	Cost of sales	$(17.3)	$7.6
			Selling, general, and administrative expenses	$(2.3)	$(1.1)

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	2018	2017		2018	2017
Net investment hedges
Cross currency swap contracts	$0.8	$—	Interest expense	$3.5	$—
Foreign currency denominated debt	$6.8	$(35.5)

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

		Amount of Gain or (Loss) Recognized in Income on Derivative (a)
	Location of Gain or (Loss) Recognized in Income on Derivative
		2018	2017	2016
		(in millions)
Fair value hedges
Foreign currency contracts	Other (income) expense, net	$0.5	$—	$—
Interest rate swap agreements	Interest expense	$—	$(1.1)	$(1.2)
___________________________________________________________

(a)
The gains and losses on the interest rate swap agreements were fully offset by the changes in the fair value of the fixed-rate debt being hedged. In December 2017, the interest rate swap was settled at a loss of $0.7 million, which was amortized to interest expense over the remaining life of the debt.

		Amount of Gain or (Loss) Recognized in Income on Derivative
	Location of Gain or (Loss) Recognized in Income on Derivative
		2018	2017	2016
		(in millions)
Derivatives not designated as hedging instruments
Foreign currency contracts	Other (income) expense, net	$9.7	$(11.5)	$8.6

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

The following table presents the effect of cash flow hedge accounting on the consolidated statements of operations:

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Twelve Months Ended December 31, 2018
	Cost of sales	Selling, general, and administrative expenses	Interest expense	Other (Income) Expense, net

Total amounts of income and expense line items shown in the consolidated statements of operations in which the effects of fair value or cash flow hedges are recorded	$(939.4)	$(1,088.5)	$(29.9)	$4.0
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships:
Foreign currency contracts:
Hedged items	—	—	—	—
Derivatives designated as hedging instruments	—	—	—	—
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach	—	—	—	0.5
Gain (loss) on cash flow hedging relationships:
Foreign currency contracts:
Amount of gain (loss) reclassified from accumulated OCI into income	$(17.3)	$(2.3)	$—	$—
The Company expects that during 2019 it will reclassify to earnings a $8.5 million gain currently recorded in "Accumulated Other Comprehensive Loss." For the years ended December 31, 2018, 2017, and 2016, the Company did not record any gains or losses due to hedge ineffectiveness.

12.    EMPLOYEE BENEFIT PLANS

Defined Benefit Plans

Edwards Lifesciences maintains defined benefit pension plans in Japan and certain European countries. In 2018, the Company curtailed its defined benefit plan in Horw, Switzerland (see Note 4) and at the end of 2017, redesigned one of its defined benefit plans in Nyon, Switzerland into a defined contribution plan due to changes in local legislation.

	Years Ended December 31,
	2018	2017
	(in millions)
Change in projected benefit obligation:
Beginning of year	$114.9	$128.7
Service cost	6.0	7.9
Interest cost	0.8	1.0
Participant contributions	1.2	2.2
Actuarial loss (gain)	0.7	(7.4)
Benefits paid	(0.3)	(3.1)
Plan amendment	(2.0)	—
Settlements and curtailment gain	(22.5)	(22.2)
Special termination benefits	—	0.6
Currency exchange rate changes and other	(1.4)	7.2
End of year	$97.4	$114.9

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12.    EMPLOYEE BENEFIT PLANS (Continued)

	Years Ended December 31,
	2018	2017
	(in millions)
Change in fair value of plan assets:
Beginning of year	$71.2	$78.6
Actual return on plan assets	(0.8)	4.3
Employer contributions	3.9	6.5
Participant contributions	1.2	2.2
Settlements	(14.4)	(20.7)
Benefits paid	(0.3)	(3.1)
Currency exchange rate changes and other	(0.4)	3.4
End of year	$60.4	$71.2

Funded Status
Projected benefit obligation	$(97.4)	$(114.9)
Plan assets at fair value	60.4	71.2
Underfunded status	$(37.0)	$(43.7)
Net amounts recognized on the consolidated balance sheet:
Other long-term liabilities	$37.0	$43.7
Accumulated other comprehensive loss, net of tax:
Net actuarial loss	$(19.4)	$(17.1)
Net prior service cost	2.3	(0.9)
Deferred income tax benefit	3.6	3.9
Total	$(13.5)	$(14.1)

The accumulated benefit obligation ("ABO") for all defined benefit pension plans was $93.5 million and $105.6 million as of December 31, 2018 and 2017, respectively. The projected benefit obligation and ABO were in excess of plan assets for all pension plans as of December 31, 2018 and 2017.

The components of net periodic pension benefit (credit) cost are as follows (in millions):

	Years Ended December 31,
	2018	2017	2016
Service cost, net	$6.0	$7.9	$6.8
Interest cost	0.8	1.0	1.2
Expected return on plan assets	(1.3)	(2.0)	(1.3)
Settlements and curtailment gain	(7.4)	(6.3)	—
Special termination benefits	—	0.6	—
Amortization of actuarial loss	0.8	0.9	0.7
Amortization of prior service (credit) cost	(0.1)	0.2	(0.7)
Net periodic pension benefit (credit) cost	$(1.2)	$2.3	$6.7

The net actuarial loss and prior service credit that will be amortized from "Accumulated Other Comprehensive Loss" into net periodic pension benefit cost in 2019 are expected to be $0.9 million and $(0.2) million, respectively.

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

The weighted-average assumptions used to determine the benefit obligations are as follows:

	December 31,
	2018	2017
Discount rate	0.9%	0.9%
Rate of compensation increase	2.8%	2.6%
Social securities increase	1.8%	1.5%
Pension increase	1.8%	1.8%

The weighted-average assumptions used to determine the net periodic pension benefit cost are as follows:

	Years ended December 31,
	2018	2017	2016
Discount rate	0.9%	0.7%	1.0%
Expected return on plan assets	2.3%	2.4%	1.6%
Rate of compensation increase	2.6%	2.5%	2.7%
Social securities increase	1.5%	1.4%	1.6%
Pension increase	1.8%	0.3%	2.0%

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

The Administrative and Investment Committee decides on the defined benefit plan provider in each location and that provider decides the target allocation for the Company's defined benefit plan at that location. The target asset allocation selected reflects a risk/return profile the Company feels is appropriate relative to the plans' liability structure and return goals. In certain plans, asset allocations may be governed by local requirements. Target weighted-average asset allocations at December 31, 2018, by asset category, are as follows:

Equity securities	22.5%
Debt securities	49.7%
Real estate	6.8%
Other	21.0%
Total	100.0%

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12.    EMPLOYEE BENEFIT PLANS (Continued)

The fair values of the Company's defined benefit plan assets at December 31, 2018 and 2017, by asset category, are as follows (in millions):

December 31, 2018	Level 1	Level 2	Level 3	Total
Asset Category
Cash	$7.0	$—	$—	$7.0
Equity securities:
United States equities	0.5	—	—	0.5
International equities	9.3	—	—	9.3
Debt securities:
United States government bonds	6.4	—	—	6.4
International government bonds	23.2	—	—	23.2
Real estate	—	4.1	—	4.1
Mortgages	—	2.2	—	2.2
Insurance contracts	—	—	1.0	1.0
Total plan assets measured at fair value	$46.4	$6.3	$1.0	53.7
Alternative investments measured at net asset value (a)				6.7
Total plan assets				$60.4

December 31, 2017
Asset Category
Cash	$1.3	$—	$—	$1.3
Equity securities:
United States equities	4.5	—	—	4.5
International equities	17.2	—	—	17.2
Debt securities:
United States government bonds	3.3	—	—	3.3
International government bonds	24.6	—	—	24.6
Real estate	—	4.3	—	4.3
Mortgages	—	3.4	—	3.4
Insurance contracts	—	—	2.7	2.7
Total plan assets	$50.9	$7.7	$2.7	$61.3
Alternative investments measured at net asset value (a)				9.9
Total plan assets				$71.2
 _______________________________________

(a)
Certain investments that were measured at net asset value per share have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the total plan assets.

The following table summarizes the changes in fair value of the Company's defined benefit plan assets that have been classified as Level 3 for the years ended December 31, 2018 and 2017 (in millions):

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12.    EMPLOYEE BENEFIT PLANS (Continued)

Insurance Contracts
Balance at December 31, 2016	$58.5
Actual return on plan assets:
Relating to assets still held at December 31, 2017	(0.9)
Relating to assets sold during 2017	0.1
Purchases, sales and settlements	(15.5)
Transfers in and/or out of Level 3	(42.6)
Currency exchange rate impact	3.1
Balance at December 31, 2017	2.7
Actual return on plan assets:
Relating to assets still held at December 31, 2018	(1.6)
Currency exchange rate impact	(0.1)
Balance at December 31, 2018	$1.0

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

The following benefit payments, which reflect expected future service, as appropriate, at December 31, 2018, are expected to be paid (in millions):

2019	$3.7
2020	3.7
2021	3.6
2022	4.4
2023	5.6
2024-2026	27.9

As of December 31, 2018, expected employer contributions for 2019 are $1.9 million.

Defined Contribution Plans

The Company's employees in the United States and Puerto Rico are eligible to participate in a qualified defined contribution plan. In the United States, participants may contribute up to 25% of their eligible compensation (subject to tax code limitation) to the plan. Edwards Lifesciences matches the first 4% of the participant's annual eligible compensation contributed to the plan on a dollar-for-dollar basis. Edwards Lifesciences matches the next 2% of the participant's annual eligible compensation to the plan on a 50% basis. In Puerto Rico, participants may contribute up to 25% of their annual compensation (subject to tax code limitation) to the plan. Edwards Lifesciences matches the first 4% of participant's annual eligible compensation contributed to the plan on a 50% basis. The Company also provides a 2% profit sharing contribution calculated on eligible earnings for each employee. Matching contributions relating to Edwards Lifesciences employees were $26.6 million, $19.9 million, and $17.3 million in 2018, 2017, and 2016, respectively.

The Company also has nonqualified deferred compensation plans for a select group of employees. The plans provide eligible participants the opportunity to defer eligible compensation to future dates specified by the participant with a return

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12.    EMPLOYEE BENEFIT PLANS (Continued)

based on investment alternatives selected by the participant. The amount accrued under these nonqualified plans was $68.5 million and $64.1 million at December 31, 2018 and 2017, respectively.

13.    COMMON STOCK

Treasury Stock

In November 2017, the Board of Directors approved a stock repurchase program authorizing the Company to purchase up to $1.0 billion of the Company's common stock. The repurchase program does not have an expiration date. Stock repurchased under the program may be used to offset obligations under the Company's employee stock-based benefit programs and stock-based business acquisitions, and will reduce the total shares outstanding.

During 2018, 2017, and 2016, the Company repurchased 5.5 million, 7.7 million, and 7.3 million shares, respectively, at an aggregate cost of $795.5 million, $763.3 million, and $662.3 million, respectively, including shares purchased under the accelerated share repurchase ("ASR") agreements described below and shares acquired to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees. The timing and size of any future stock repurchases are subject to a variety of factors, including expected dilution from stock plans, cash capacity, and the market price of the Company's common stock.

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

Accelerated Share Repurchase

During 2018, 2017, and 2016, the Company entered into ASR agreements providing for the repurchase of the Company's common stock based on the volume-weighted average price ("VWAP") of the Company's common stock during the term of the agreements, less a discount. The following table summarizes the terms of the ASR agreements (dollars and shares in millions, except per share data):

		Initial Delivery			Final Settlement
Agreement Date	Amount Paid	Shares Received	Price per Share (a)	Value of Shares as % of Contract Value	Settlement Date	Total Shares Received	Average Price per Share (a)
February 2016	$325.0	3.2	$83.60	82%	April 2016 (tranche 1)	1.8	$84.39
					October 2016 (tranche 2)	1.7	$101.82
November 2017	$150.0	1.1	$109.86	80%	December 2017	1.3	$114.85
April 2018	$400.0	2.5	$127.36	80%	July 2018	2.8	$142.37
October 2018	$250.0	1.4	$139.22	80%	November 2018	1.7	$150.54

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

Employee and Director Stock Plans

The Edwards Lifesciences Corporation Long-term Stock Incentive Compensation Program (the "Program") provides for the grant of incentive and non-qualified stock options, restricted stock, and restricted stock units for eligible employees and

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13.    COMMON STOCK (Continued)

contractors of the Company. Under the Program, these grants are awarded at a price equal to the fair market value at the date of grant based upon the closing price on that date. Options to purchase shares of the Company's common stock granted under the Program generally vest over predetermined periods of between three to four years and expire seven years after the date of grant. Service-based restricted stock units of the Company's common stock granted under the Program generally vest over predetermined periods ranging from three to five years after the date of grant. Market-based restricted stock units of the Company's common stock granted under the Program vest over three years based on a combination of certain service and market conditions. The actual number of shares issued will be determined based on the Company's total stockholder return relative to a selected industry peer group. Performance-based restricted stock units vest based on a combination of certain service conditions and upon achievement of specified milestones. Under the Program, the number of shares of common stock available for issuance under the Program was 109.2 million shares. No more than 11.2 million shares reserved for issuance may be granted in the form of restricted stock or restricted stock units.

The Company also maintains the Nonemployee Directors Stock Incentive Compensation Program (the "Nonemployee Directors Program"). Under the Nonemployee Directors Program, annually each nonemployee director may receive up to 40,000 stock options or 16,000 restricted stock units of the Company's common stock, or a combination thereof, provided that in no event may the total value of the combined annual award exceed $0.2 million. These grants generally vest over one year from the date of grant. Under the Nonemployee Directors Program, an aggregate of 2.8 million shares of the Company's common stock has been authorized for issuance.

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

The fair value of each option award and employee stock purchase subscription is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following tables. The risk-free interest rate is estimated using the U.S. Treasury yield curve and is based on the expected term of the award. Expected volatility is estimated based on a blend of the weighted-average of the historical volatility of Edwards Lifesciences' stock and the implied volatility from traded options on Edwards Lifesciences' stock. The expected term of awards granted is estimated from the vesting period of the award, as well as historical exercise behavior, and represents the period of time that awards granted are expected to be outstanding. The Company uses historical data to estimate forfeitures and has estimated an annual forfeiture rate of 6.5%.

The Black-Scholes option pricing model was used with the following weighted-average assumptions for options granted during the following periods:

Option Awards

	2018	2017	2016
Average risk-free interest rate	2.9%	1.8%	1.1%
Expected dividend yield	None	None	None
Expected volatility	29%	33%	33%
Expected life (years)	5.0	4.6	4.5
Fair value, per share	$42.51	$33.74	$31.00

The Black-Scholes option pricing model was used with the following weighted-average assumptions for ESPP subscriptions granted during the following periods:

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13.    COMMON STOCK (Continued)

ESPP

	2018	2017	2016
Average risk-free interest rate	0.9%	0.5%	0.3%
Expected dividend yield	None	None	None
Expected volatility	33%	33%	29%
Expected life (years)	0.6	0.6	0.6
Fair value, per share	$36.53	$25.69	$22.09

The fair value of market-based restricted stock units was determined using a Monte Carlo simulation model, which uses multiple input variables to determine the probability of satisfying the market condition requirements. The weighted-average assumptions used to determine the fair value of the market-based restricted stock units during the years ended December 31, 2018, 2017, and 2016 included a risk-free interest rate of 2.7%, 1.7%, and 1.0%, respectively, and an expected volatility rate of 29.7%, 30.2%, and 30.0%, respectively.

Stock option activity during the year ended December 31, 2018 under the Program and the Nonemployee Directors Program was as follows (in millions, except years and per-share amounts):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2017	8.7	$59.86
Options granted	0.9	136.77
Options exercised	(2.3)	45.41
Options forfeited	(0.1)	97.57
Outstanding as of December 31, 2018	7.2	73.42	3.4 years	$576.3
Exercisable as of December 31, 2018	5.0	55.63	2.5 years	489.3
Vested and expected to vest as of December 31, 2018	6.9	71.60	3.3 years	564.1

The following table summarizes nonvested restricted stock unit activity during the year ended December 31, 2018 under the Program and the Nonemployee Directors Program (in millions, except per-share amounts):

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested as of December 31, 2017	1.2	$85.23
Granted (a)	0.4	130.29
Vested	(0.5)	59.41
Forfeited	(0.1)	92.64
Nonvested as of December 31, 2018	1.0	113.86
_______________________________________________________________________________

(a)
Includes 42,025 shares of market-based restricted stock units granted during 2018, which represents the targeted number of shares to be issued, and 50,120 shares related to a previous year's grant of market-based restricted stock units since the payout percentage achieved at the end of the performance period was in excess of target. As described above, the actual number of shares ultimately issued is determined based on the Company's total stockholder return relative to a selected industry peer group.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13.    COMMON STOCK (Continued)

The intrinsic value of stock options exercised and restricted stock units vested during the years ended December 31, 2018, 2017, and 2016 were $281.1 million, $205.2 million, and $237.6 million, respectively. The intrinsic value of stock options is calculated as the amount by which the market price of the Company's common stock exceeds the exercise price of the option. During the years ended December 31, 2018, 2017, and 2016, the Company received cash from exercises of stock options of $103.7 million, $77.6 million, and $73.1 million, respectively, and tax benefits from exercises of stock options and vesting of restricted stock units of $62.5 million, $66.9 million, and $78.5 million, respectively. The total grant-date fair value of stock options vested during the years ended December 31, 2018, 2017, and 2016 were $29.0 million, $26.3 million, and $24.1 million, respectively.

As of December 31, 2018, the total remaining unrecognized compensation expense related to nonvested stock options, restricted stock units, and employee stock purchase subscriptions amounted to $113.4 million, which will be amortized over the weighted-average remaining requisite service period of 31 months.

14.    ACCUMULATED OTHER COMPREHENSIVE LOSS

Presented below is a summary of activity for each component of "Accumulated Other Comprehensive Loss" for the years ended December 31, 2018, 2017, and 2016.

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Hedges	Unrealized (Loss) Gain on Available-for-sale Investments	Unrealized Pension Costs (a)	Total Accumulated Other Comprehensive Loss
	(in millions)
December 31, 2015	$(181.5)	$11.8	$(1.5)	$(11.4)	$(182.6)
Other comprehensive (loss) income before reclassifications	(17.6)	16.1	0.7	(7.7)	(8.5)
Amounts reclassified from accumulated other comprehensive loss	—	(8.0)	1.1	—	(6.9)
Deferred income tax benefit (expense)	1.5	(3.2)	(0.2)	1.5	(0.4)
December 31, 2016	(197.6)	16.7	0.1	(17.6)	(198.4)
Other comprehensive income (loss) before reclassifications	84.1	(43.5)	(8.3)	9.7	42.0
Amounts reclassified from accumulated other comprehensive loss	—	(6.5)	3.1	(5.1)	(8.5)
Deferred income tax benefit (expense)	13.4	19.4	0.5	(1.1)	32.2
December 31, 2017	(100.1)	(13.9)	(4.6)	(14.1)	(132.7)
Impact from adoption of ASU 2016-16 and ASU 2018-02	(4.9)	(2.9)	—	—	(7.8)
January 1, 2018	(105.0)	(16.8)	(4.6)	(14.1)	(140.5)
Other comprehensive (loss) income before reclassifications	(36.7)	35.1	(3.1)	7.6	2.9
Amounts reclassified from accumulated other comprehensive loss	—	19.1	2.9	(6.7)	15.3
Deferred income tax expense	(1.9)	(13.8)	(0.2)	(0.3)	(16.2)
December 31, 2018	$(143.6)	$23.6	$(5.0)	$(13.5)	$(138.5)
_______________________________________________________________________________

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14.    ACCUMULATED OTHER COMPREHENSIVE LOSS (Continued)

(a)	For the years ended December 31, 2018, 2017, and 2016, the change in unrealized pension costs consisted of the following (in millions):

	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
2018
Prior service credit arising during period	$3.3	$(0.9)	$2.4
Amortization of prior service credit	(0.1)	—	(0.1)
Net prior service credit arising during period	3.2	(0.9)	2.3
Net actuarial loss arising during period	(2.3)	0.6	(1.7)
Unrealized pension costs, net	$0.9	$(0.3)	$0.6
2017
Prior service credit arising during period	$3.5	$(0.4)	$3.1
Amortization of prior service cost	0.2	—	0.2
Net prior service credit arising during period	3.7	(0.4)	3.3
Net actuarial gain arising during period	0.9	(0.7)	0.2
Unrealized pension costs, net	$4.6	$(1.1)	$3.5
2016
Prior service cost arising during period	$(9.0)	$1.0	$(8.0)
Amortization of prior service credit	(0.7)	—	(0.7)
Net prior service cost arising during period	(9.7)	1.0	(8.7)
Net actuarial gain arising during period	2.0	0.5	2.5
Unrealized pension credits, net	$(7.7)	$1.5	$(6.2)

The following table provides information about amounts reclassified from "Accumulated Other Comprehensive Loss" (in millions):

	Years Ended December 31,
Details about Accumulated Other Comprehensive Loss Components	2018	2017	Affected Line on Consolidated Statements of Operations
Gain (loss) on hedges	$(17.3)	$7.6	Cost of sales
	(2.3)	(1.1)	Selling, general, and administrative expenses
	0.5	—	Other (income) expense, net
	(19.6)	6.5	Total before tax
	4.4	(2.8)	Provision for income taxes
	$(15.2)	$3.7	Net of tax
(Loss) gain on available-for-sale investments	$(2.9)	$(3.1)	Other (income) expense, net
	0.2	0.1	Provision for income taxes
	$(2.7)	$(3.0)	Net of tax
Amortization of pension adjustments	$7.1	$(0.5)	Special (gains) charges, net
	(0.4)	5.6	Other (income) expense, net
	6.7	5.1	Total before tax
	(0.6)	(0.4)	Provision for income taxes
	$6.1	$4.7	Net of tax

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.    OTHER (INCOME) EXPENSE, NET

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Foreign exchange (gains) losses, net	$(6.7)	$5.4	$0.5
Loss (gain) on investments	1.7	2.7	(0.2)
Non-service cost components of net periodic pension benefit (credit) cost	(0.1)	(6.1)	—
Charitable foundation contribution	—	—	5.0
Other	1.1	(0.6)	(0.4)
Total other (income) expense, net	$(4.0)	$1.4	$4.9

16.    INCOME TAXES

The Company's income before provision for income taxes was generated from United States and international operations as follows (in millions):

	Years Ended December 31,
	2018	2017	2016
United States	$266.1	$491.5	$378.2
International, including Puerto Rico	495.3	543.4	359.7
	$761.4	$1,034.9	$737.9

The provision for income taxes consists of the following (in millions):

	Years Ended December 31,
	2018	2017	2016
Current
United States:
Federal	$10.9	$330.8	$153.4
State and local	13.6	32.8	12.1
International, including Puerto Rico	35.9	60.6	27.4
Current income tax expense	$60.4	$424.2	$192.9
Deferred
United States:
Federal	$(16.1)	$39.3	$(19.6)
State and local	(22.4)	(3.8)	(4.3)
International, including Puerto Rico	17.3	(8.4)	(0.6)
Deferred income tax (benefit) expense	(21.2)	27.1	(24.5)
Total income tax provision	$39.2	$451.3	$168.4

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16.    INCOME TAXES (Continued)

The components of deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2018	2017
Deferred tax assets
Compensation and benefits	$71.4	$53.9
Benefits from uncertain tax positions	22.2	66.1
Net tax credit carryforwards	94.4	78.8
Net operating loss carryforwards	42.1	47.3
Accrued liabilities	78.8	29.2
Inventories	7.2	6.8
Cash flow and net investment hedges	—	13.3
State income taxes	0.6	5.8
Investments	1.6	1.6
Other	4.1	1.7
Total deferred tax assets	322.4	304.5
Deferred tax liabilities
Property, plant, and equipment	(24.5)	(20.0)
Cash flow and net investment hedges	(4.5)	—
Deferred tax on foreign earnings	(0.6)	(3.1)
Inventories	(3.9)	(4.2)
Other intangible assets	(77.1)	(49.5)
Other	(0.1)	(0.1)
Total deferred tax liabilities	(110.7)	(76.9)
Valuation allowance	(46.7)	(41.6)
Net deferred tax assets	$165.0	$186.0

During 2018, net deferred tax assets decreased $21.0 million, including items that were recorded to stockholders' equity and which did not impact the Company's income tax provision.

The valuation allowance of $46.7 million as of December 31, 2018 reduces certain deferred tax assets to amounts that are more likely than not to be realized. This allowance primarily relates to the net operating loss carryforwards of certain United States and non-United States subsidiaries and certain non-United States credit carryforwards.

Net operating loss and capital loss carryforwards and the related carryforward periods at December 31, 2018 are summarized as follows (in millions):

	Carryforward Amount	Tax Benefit Amount	Valuation Allowance	Net Tax Benefit	Carryforward Period Ends
United States federal net operating losses	$9.6	$2.0	$—	$2.0	2033-2036
United States state net operating losses	19.1	1.2	(1.2)	—	2019-2036
Non-United States net operating losses	42.3	6.6	(4.6)	2.0	2019-2027
Non-United States net operating losses	180.0	32.3	(17.9)	14.4	Indefinite
United States capital losses	34.2	0.5	(0.5)	—	2022
Total	$285.2	$42.6	$(24.2)	$18.4

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16.    INCOME TAXES (Continued)

Certain tax attributes are subject to an annual limitation as a result of the acquisition of Harpoon Medical, Inc. (see Note 7), which constitutes a change of ownership as defined under Internal Revenue Code Section 382.

The gross tax credit carryforwards and the related carryforward periods at December 31, 2018 are summarized as follows (in millions):

	Carryforward Amount	Valuation Allowance	Net Tax Benefit	Carryforward Period Ends
California research expenditure tax credits	$106.4	$—	$106.4	Indefinite
Federal research expenditure tax credits	0.2	—	0.2	Indefinite
Puerto Rico purchases credit	20.4	(20.4)	—	Indefinite
Total	$127.0	$(20.4)	$106.6

The Company has $106.4 million of California research expenditure tax credits it expects to use in future periods. The credits may be carried forward indefinitely. Based upon anticipated future taxable income, the Company expects that it is more likely than not that all California research expenditure tax credits will be utilized, although the utilization of the full benefit is expected to occur over a number of years and into the distant future. Accordingly, no valuation allowance has been provided.

On December 22, 2017, Public Law 115-97, commonly referred to as the Tax Cuts and Jobs Act (the "2017 Act"), was signed into law. The 2017 Act (1) reduced the U.S. federal corporate tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017, (2) required companies to pay a one-time mandatory deemed repatriation tax on the cumulative earnings of certain foreign subsidiaries that were previously tax deferred, and (3) created new taxes on certain foreign earnings in future years.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of generally accepted accounting principles in the United States of America in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Act. In accordance with SAB 118, as of December 31, 2017, the Company had estimated provisional amounts for (1) $3.3 million of tax benefits in connection with the remeasurement of certain tax assets and liabilities, (2) $297.4 million of net tax expense (discussed below) recorded in connection with the one-time mandatory deemed repatriation tax on cumulative earnings of certain foreign subsidiaries, and (3) $32.3 million of tax benefits associated with a tax reform related restructuring. In accordance with SAB 118, during 2018 the Company adjusted the provisional amounts as described below.

As a result of Internal Revenue Service ("IRS") guidance issued subsequent to the 2017 Act, the $32.3 million of tax benefits associated with the tax reform related restructuring mentioned above were reversed. In addition, during 2018, the Company recorded a $12.8 million reduction in the repatriation tax and an additional benefit of $3.7 million in connection with the remeasurement of deferred tax assets. In accordance with SAB 118, the Company completed its accounting for the 2017 Act during the fourth quarter of 2018. In addition, the Company elected to pay the repatriation tax in installments over eight years.

The Company asserts that $1.1 billion of its foreign earnings continue to be indefinitely reinvested and it intends to repatriate $0.6 billion of its foreign earnings as of December 31, 2018. The estimated net tax liability (after credits) on the indefinitely reinvested earnings if repatriated is $12.7 million.

The Company has received tax incentives in certain non-U.S. tax jurisdictions, the primary benefit of which will expire in 2024. The tax reductions as compared to the local statutory rates were $144.9 million ($0.70 per diluted share), $81.0 million ($0.39 per diluted share), and $78.7 million ($0.32 per diluted share) for the years ended December 31, 2018, 2017, and 2016, respectively.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16.    INCOME TAXES (Continued)

A reconciliation of the United States federal statutory income tax rate to the Company's effective income tax rate is as follows (in millions):

	Years Ended December 31,
	2018	2017	2016
Income tax expense at U.S. federal statutory rate	$159.9	$362.2	$258.3
Foreign income taxed at different rates	(16.2)	(106.9)	(88.6)
State and local taxes, net of federal tax benefit	6.8	11.5	9.7
Tax credits, federal and state	(36.7)	(25.8)	(21.3)
(Release) build of reserve for prior years' uncertain tax positions	(35.5)	(7.7)	4.6
U.S. tax on foreign earnings, net of credits	(12.2)	(30.3)	5.1
Foreign-derived intangible income deduction	(6.6)	—	—
Deductible employee share-based compensation	(41.8)	(48.2)	—
Nondeductible employee share-based compensation	2.8	3.9	3.6
Impacts related to 2017 U.S. Tax Reform	15.8	294.1	—
Other	2.9	(1.5)	(3.0)
Income tax provision	$39.2	$451.3	$168.4

The Company's effective tax rate for 2018 is lower than its effective tax rate for 2017 primarily because of the benefit from the reduction in the U.S. federal corporate rate from 35% to 21% and tax benefits related to the settlement of tax audits. In addition, the effective tax rate for 2017 included the one-time impact of the mandatory taxation of previously unrepatriated earnings, partially offset by the revaluation of tax-related balance sheet items due to U.S. tax rate changes required by the 2017 Act.

Uncertain Tax Positions

As of December 31, 2018 and 2017, the gross uncertain tax positions were $150.7 million and $225.6 million, respectively. The Company estimates that these liabilities would be reduced by $42.7 million and $94.0 million, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, and timing adjustments. The net amounts of $108.0 million and $131.6 million, respectively, if not required, would favorably affect the Company's effective tax rate.

A reconciliation of the beginning and ending amount of uncertain tax positions, excluding interest, penalties, and foreign exchange, is as follows (in millions):

	December 31,
	2018	2017	2016
Uncertain gross tax positions, January 1	$225.6	$245.5	$216.1
Current year tax positions	37.8	77.7	29.0
Increase in prior year tax positions	13.9	63.7	2.7
Decrease in prior year tax positions	(78.8)	(65.0)	(0.9)
Settlements	(46.5)	(95.3)	(0.3)
Lapse of statutes of limitations	(1.3)	(1.0)	(1.1)
Uncertain gross tax positions, December 31	$150.7	$225.6	$245.5

The table above summarizes the gross amounts of uncertain tax positions without regard to reduction in tax liabilities or additions to deferred tax assets and liabilities if such uncertain tax positions were settled.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16.    INCOME TAXES (Continued)

The Company recognizes interest and penalties, if any, related to uncertain tax positions in the provision for income taxes. As of December 31, 2018, the Company had accrued $4.6 million (net of $1.9 million tax benefit) of interest related to uncertain tax positions, and as of December 31, 2017, the Company had accrued $7.4 million (net of $2.9 million tax benefit) of interest related to uncertain tax positions. During 2018, 2017, and 2016, the Company recognized interest (benefit) expense, net of tax benefit, of $(2.8) million, $(7.3) million, and $4.0 million, respectively, in "Provision for Income Taxes" on the consolidated statements of operations.

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

At December 31, 2018, all material state, local, and foreign income tax matters have been concluded for years through 2008. During 2018, the Company signed agreements with the IRS to settle tax years 2009 through 2014 including transfer pricing matters and the tax treatment of a portion of a litigation settlement payment received in 2014. The IRS began its examination of the 2015 and 2016 tax years during the fourth quarter of 2018.

During 2018, the Company executed an Advance Pricing Agreement ("APA") between the United States and Switzerland governments for tax years 2009 through 2020 covering various transfer pricing matters and the Company has updated its transfer pricing policies accordingly. Certain intercompany transactions covering tax years 2015 through 2018 were not resolved and those related tax positions remain uncertain. These transfer pricing matters may be significant to the Company's consolidated financial statements. In addition, the Company executed other APAs as follows: during 2017, an APA between the United States and Japan covering tax years 2015 through 2019, and during 2018, APAs between Japan and Singapore as well as Switzerland and Japan covering tax years 2015 through 2019.

Based upon the information currently available and numerous possible outcomes, the Company cannot reasonably estimate what, if any, changes in its existing uncertain tax positions may occur in the next 12 months and thus has recorded the gross uncertain tax positions as a long-term liability.

17.    LEGAL PROCEEDINGS

On January 15, 2019, Boston Scientific Corporation and Edwards announced that the companies reached an agreement to settle all outstanding patent disputes between the companies, as well as providing that the parties will not litigate patent disputes related to current portfolios of transcatheter aortic valves, certain mitral valve repair devices, and left atrial appendage closure devices.  Under the terms of the agreement, Edwards made a one-time payment to Boston Scientific of $180 million.  No further royalties will be owed by either party under the agreement. The settlement covered all of the following historical matters between Boston Scientific Corporation and certain of its subsidiaries (collectively, “Boston Scientific”) and Edwards Lifesciences Corporation and certain of its subsidiaries (collectively, ‘Edwards Lifesciences”): (i) patent infringement actions in the district court in Düsseldorf, Germany against Edwards Lifesciences, filed on October 30, 2015 and February 26, 2016; (ii) patent infringement action against Edwards Lifesciences in the district court in Paris, France, filed on April 8, 2016; (iii), a patent infringement action against Boston Scientific in the United Kingdom in the High Court of Justice, Chancery Division, Patents Court, filed on November 2, 2015, and Boston Scientific’s counterclaims against Edwards Lifesciences; (iv) patent infringement action against Edwards Lifesciences in the same U.K. court, filed on July 30, 2018; (v) lawsuit against Boston Scientific in the district court in Munich, Germany, filed on June 16, 2017 and July 31, 2017 on patent co-ownership; (vi) a lawsuit in the district court in Düsseldorf, Germany for patent infringement against Boston Scientific, filed on November 23, 2015, (vii) a lawsuit against Edwards Lifesciences in the Federal District Court in the District of Delaware alleging patent infringement, filed on April 19, 2016, along with Edwards Lifesciences counterclaims, filed on June 9, 2016; (viii) a lawsuit against Edwards Lifesciences in the Federal District Court in the Central District of California alleging patent infringement, filed on April 19, 2016; (ix) a October 23, 2016 lawsuit against Boston Scientific and LivaNova PLC and LivaNova Canada

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17.    LEGAL PROCEEDINGS (Continued)

Corp., its contract manufacturers, in the Federal Court in Toronto, Canada, alleging patent infringement, and on February 17, 2017, also against Neovasc, Inc. and Neovasc Medical Inc.; (x) a January 11, 2017 lawsuit against Boston Scientific, in the High Court in Dublin, Ireland alleging patent infringement; (xi) a July 31, 2018 lawsuit in the district court in Düsseldorf, Germany against Edwards Lifesciences alleging patent infringement; and (xii) a August 22, 2018 lawsuit against Boston Scientific in the Federal District Court in the District of Delaware alleging patent infringement.

On January 28, 2019, Abbott Cardiovascular Systems, Inc. and Evalve, Inc., both subsidiaries of Abbott Laboratories (collectively "Abbott") filed a lawsuit against Edwards Lifesciences Corporation and Edwards Lifesciences, LLC, (“Edwards”) in the Federal District Court in the District of Delaware alleging that the Edwards PASCAL heart valve repair system infringes certain claims of Abbott’s U.S. Patent Nos. 7,288,097, 6,752,813, 7,563,267, 7,736,388, and 8,057,493, seeking unspecified monetary damages and preliminary and permanent injunctive relief.

On January 28, 2019, Abbott and its Abbott Medical UK Limited subsidiary filed a lawsuit in the United Kingdom in the High Court of Justice, Chancery Division, Patents Court, against Edwards Lifesciences Limited, alleging that the Edwards PASCAL heart valve repair system infringes certain claims of Abbott’s UK national patents arising from EP 1 624 810 B1 and EP 1 408 850 B1.  On January 28, 2019, Abbott Medical GmbH filed a lawsuit in the district court in Düsseldorf, Germany against Edwards Lifesciences Corporation and its German subsidiary, Edwards Lifesciences Services GmbH, alleging that the Edwards PASCAL heart valve repair system infringes certain claims of Abbott’s German national patents arising from these same European patents.  On or about January 28, 2019, Abbott and Abbott Medical AG filed a lawsuit in the Federal Patent Court in St. Gallen, Switzerland against Edwards Lifesciences AG, Edwards Lifesciences Technology Sàrl, Edwards Lifesciences IPRM AG, and Mitral Valve Technologies Sàrl, alleging a patent infringement relating to the Edwards PASCAL heart valve repair system.  The Company intends to defend itself vigorously in these matters.

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

The Company's geographic segments are reported based on the financial information provided to the Chief Operating Decision Maker (the Chief Executive Officer). The Company evaluates the performance of its geographic segments based on net sales and operating income. The accounting policies of the segments are substantially the same as those described in Note 2. Segment net sales and segment operating income are based on internally derived standard foreign exchange rates, which may differ from year to year, and do not include inter-segment profits. Because of the interdependence of the reportable segments, the operating profit as presented may not be representative of the geographical distribution that would occur if the segments were not interdependent. Net sales by geographic area are based on the location of the customer.

Certain items are maintained at the corporate level and are not allocated to the segments. The non-allocated items include net interest expense, global marketing expenses, corporate research and development expenses, manufacturing variances, corporate headquarters costs, special gains and charges, stock-based compensation, foreign currency hedging activities, certain litigation costs, and most of the Company's amortization expense. Although most of the Company's depreciation expense is included in segment operating income, due to the Company's methodology for cost build-up, it is impractical to determine the amount of depreciation expense included in each segment, and, therefore, a portion is maintained at the corporate level. The Company neither discretely allocates assets to its operating segments, nor evaluates the operating segments using discrete asset information.

The table below presents information about Edwards Lifesciences' reportable segments (in millions):

	Years Ended December 31,
	2018	2017	2016
Segment Net Sales
United States	$2,055.2	$1,907.6	$1,615.7
Europe	826.4	800.7	745.9
Japan	398.4	356.5	279.6
Rest of World	396.0	357.3	303.6
Total segment net sales	$3,676.0	$3,422.1	$2,944.8
Segment Operating Income
United States	$1,368.1	$1,242.3	$1,050.2
Europe	394.8	378.4	360.9
Japan	237.0	201.1	139.6
Rest of World	115.6	92.8	73.0
Total segment operating income	$2,115.5	$1,914.6	$1,623.7

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
18.    SEGMENT INFORMATION (Continued)

The table below presents reconciliations of segment net sales to consolidated net sales and segment operating income to consolidated income before provision for income taxes ("pre-tax income") (in millions):

	Years Ended December 31,
	2018	2017	2016
Net Sales Reconciliation
Segment net sales	$3,676.0	$3,422.1	$2,944.8
Foreign currency	46.8	13.2	18.9
Consolidated net sales	$3,722.8	$3,435.3	$2,963.7
Pre-tax Income Reconciliation
Segment operating income	$2,115.5	$1,914.6	$1,623.7
Unallocated amounts:
Corporate items	(1,052.4)	(893.6)	(821.6)
Special charges, net	(116.2)	(9.7)	(34.5)
Intellectual property litigation (expenses) income, net	(214.0)	73.3	(32.6)
Foreign currency	15.3	4.8	16.2
Consolidated operating income	748.2	1,089.4	751.2
Non-operating income (expense)	13.2	(54.5)	(13.3)
Consolidated pre-tax income	$761.4	$1,034.9	$737.9

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
18.    SEGMENT INFORMATION (Continued)

Enterprise-Wide Information

Enterprise-wide information is based on actual foreign exchange rates used in the Company's consolidated financial statements.

	As of or for the Years Ended December 31,
	2018	2017	2016
	(in millions)
Net Sales by Geographic Area
United States	$2,055.3	$1,907.6	$1,615.7
Europe	885.1	831.0	749.0
Japan	396.8	350.3	309.3
Rest of World	385.6	346.4	289.7
	$3,722.8	$3,435.3	$2,963.7
Net Sales by Major Product Area
Transcatheter Heart Valve Therapy	$2,286.7	$2,027.2	$1,628.5
Surgical Heart Valve Therapy	761.6	807.1	774.9
Critical Care	674.5	601.0	560.3
	$3,722.8	$3,435.3	$2,963.7
Long-lived Tangible Assets by Geographic Area
United States	$642.1	$608.7	$555.5
Europe	36.6	28.4	27.9
Japan	6.7	7.6	8.0
Rest of World	214.4	139.7	108.6
	$899.8	$784.4	$700.0

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.    QUARTERLY FINANCIAL RESULTS AND MARKET FOR THE COMPANY'S STOCK (UNAUDITED)

Years Ended December 31,	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(in millions, except per share data)
2018
Net sales	$894.8	$943.7	$906.6	$977.7	$3,722.8
Gross profit	661.2	697.5	681.7	743.0	2,783.4
Net income (a)	206.6	282.7	225.9	7.0	722.2
Earnings per common share (a):
Basic	0.98	1.35	1.08	0.03	3.45
Diluted	0.96	1.32	1.06	0.03	3.38
Market price:
High	$143.22	$155.22	$175.00	$174.99	$175.00
Low	110.68	123.00	134.53	136.44	110.68
2017
Net sales	$883.5	$841.8	$821.5	$888.5	$3,435.3
Gross profit	667.9	630.7	608.2	653.2	2,560.0
Net income (loss) (b)	230.2	186.1	170.1	(2.8)	583.6
Earnings (loss) per common share (b):
Basic	1.09	0.88	0.81	(0.01)	2.77
Diluted	1.06	0.86	0.79	(0.01)	2.70
Market price:
High	$100.48	$120.74	$121.45	$119.04	$121.45
Low	86.55	92.44	107.35	100.20	86.55
_______________________________________________________________________________

(a)
The fourth quarter of 2018 includes a $116.2 million charge related to the other-than-temporary impairment of certain developed technology and in-process research and development assets and a $180.0 million charge related to a litigation settlement.

(b)	The fourth quarter of 2017 includes a $262.0 million tax expense related to the implementation of U.S. tax law changes and receipt of a $112.5 million ($70.3 million, net of tax) litigation payment.

20.    VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions From Reserves	Balance at End of Period
	(in millions)
Year ended December 31, 2018
Allowance for doubtful accounts (a)	$13.7	$2.2	$1.0	$(3.3)	$13.6
Tax valuation allowance (b)	41.6	7.1	(1.8)	(0.2)	46.7
Year ended December 31, 2017
Allowance for doubtful accounts (a)	$12.8	$2.9	$—	$(2.0)	$13.7
Tax valuation allowance (b)	47.7	(8.9)	2.8	—	41.6
Year ended December 31, 2016
Allowance for doubtful accounts (a)	$13.1	$1.5	$—	$(1.8)	$12.8
Tax valuation allowance (b)	45.2	1.2	1.3	—	47.7
_______________________________________________________________________________

(a)	The deductions related to allowances for doubtful accounts represent accounts receivable which are written off.

(b)
The tax valuation allowances are provided for other-than-temporary impairments and unrealized losses related to certain investments that may not be recognized due to the uncertainty of the ready marketability of certain impaired investments, and net operating loss and credit carryforwards that may not be recognized due to insufficient taxable income.

21.    SUBSEQUENT EVENT

On February 11, 2019, the Company entered into an agreement and plan of merger to acquire CAS Medical Systems, Inc. ("CASMED") for an aggregate cash purchase price of $2.45 per share of common stock, or an equity value of approximately $100.0 million.  CASMED is a medical technology company dedicated to non-invasive monitoring of tissue oxygenation in the brain. The Company plans to integrate the acquired technology platform into its hemodynamic monitoring platform.  The acquisition will be accounted for as a business combination, and is expected to consist primarily of intangible assets.  The Company is in the process of evaluating the potential impact of the business combination on its consolidated financial statements.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    The Company's management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2018.

Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded as of December 31, 2018 that the Company's disclosure controls and procedures are designed at a reasonable assurance level and are effective in providing reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting.    The Company's management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, the Company's management concluded that its internal control over financial reporting was effective as of December 31, 2018. The effectiveness of the Company's internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting.    There have been no changes in the Company's internal control over financial reporting that occurred during the Company's fourth fiscal quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Certain information required by this Item will be set forth under the headings "Corporate Governance Policies and Practices," "Executive Compensation and Other Information—Executive Officers," and "Other Matters and Business—Additional Information" and "—Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive proxy materials to be filed in connection with the Company's 2019 Annual Meeting of Stockholders (the "Proxy Statement") (which Proxy Statement will be filed with the SEC within 120 days of December 31, 2018). The information required by this Item to be contained in the Proxy Statement is incorporated herein by reference. The Company has adopted a code of ethics that applies to all directors and employees, including the Company's principal executive officer, principal financial officer and controller or persons performing similar functions. The code of ethics (business practice standards) is posted on the Company's website, which is found at www.edwards.com under "Investors-Corporate Governance-Corporate Responsibility-Global Integrity Program." To the extent required by applicable rules of the SEC and the New York Stock Exchange, the Company intends to disclose on its website any amendments to, or waivers from, any provision of its code of ethics that apply to the Company's directors and executive officers, including the principal executive officer, principal financial officer or controller or persons performing similar functions.

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
4.4
Second Supplemental Indenture, dated as of June 15, 2018, to the Indenture (incorporated by reference to Exhibit 4.2 in Edwards Lifesciences' report on Form 8-K, filed on June 15, 2018) ("Second Supplemental Indenture")

4.5
Form of Global Note for the 4.300% Senior Notes due 2028 (incorporated by reference to Exhibit A in the Second Supplemental Indenture filed as Exhibit 4.2 in Edwards Lifesciences' report on Form 8-K, filed on June 15, 2018)

10.1
Five-Year Credit Agreement, dated as of April 30, 2018, among Edwards Lifesciences Corporation and certain of its subsidiaries, as Borrowers, the lenders signatory thereto, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Morgan Stanley MUFG Loan Partners, LLC, Deutsche Bank Securities Inc., HSBC Bank USA, National Association, and Wells Fargo Bank, National Association, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 in Edwards Lifesciences' report on Form 8-K, filed on April 30, 2018)

#10.2
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

+*10.7	Edwards Lifesciences Corporation 2018 Edwards Incentive Plan
*10.8
Edwards Lifesciences Corporation Long-Term Stock Incentive Compensation Program, as amended and restated as of February 23, 2017 (the "Long-Term Stock Program") (incorporated by reference to Appendix A in Edwards Lifesciences' Definitive Proxy Statement filed on March 30, 2017)

Exhibit No.	Exhibit No.
*10.9
Edwards Lifesciences Corporation Form of Participant Stock Option Statement and related Long-Term Stock Program Global Nonqualified Stock Option Award Agreement for awards granted prior to May 2015 (incorporated by reference to Exhibit 10.1 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended March 31, 2011)

*10.10
Edwards Lifesciences Corporation Form of Participant Restricted Stock Unit Statement and related Long-Term Stock Program Global Restricted Stock Unit Award Agreement for awards granted prior to May 2015 (incorporated by reference to Exhibit 10.2 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended March 31, 2011)

*10.11
Edwards Lifesciences Corporation Form of Long-Term Stock Program Global Nonqualified Stock Option Award Agreement for awards granted beginning May 2015 (incorporated by reference to Exhibit 10.3 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended June 30, 2015)

*10.12
Edwards Lifesciences Corporation Form of Long-Term Stock Program Global Restricted Stock Unit Award Agreement for awards granted beginning May 2015 (incorporated by reference to Exhibit 10.4 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended June 30, 2015)

*10.13
Edwards Lifesciences Corporation Form of Performance-Based Restricted Stock Unit Statement and related Long-Term Stock Program Global Performance-Based Restricted Stock Unit Award Agreement for awards granted beginning May 2015 (incorporated by reference to Exhibit 10.5 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended June 30, 2015)

*10.14
Edwards Lifesciences Corporation Nonemployee Directors Stock Incentive Program, as amended and restated as of February 25, 2016 (incorporated by reference to Exhibit 10.1 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended March 31, 2016)

*10.15
Edwards Lifesciences Corporation Form of Participant Stock Option Statement and related Nonemployee Directors Stock Incentive Program Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended June 30, 2013)

*10.16
Edwards Lifesciences Corporation Form of Nonemployee Directors Stock Incentive Program Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.4 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended March 31, 2011)

*10.17
Edwards Lifesciences Corporation Form of Nonemployee Directors Stock Incentive Program Restricted Stock Agreement (incorporated by reference to Exhibit 10.5 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended March 31, 2011)

*10.18
Edwards Lifesciences Corporation Severance Pay Plan, restated effective January 1, 2013 (incorporated by reference to Exhibit 10.1 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended March 31, 2013)

*10.19
Amendment No. 1 to the Edwards Lifesciences Corporation Severance Pay Plan, dated February 24, 2017 (incorporated by reference to Exhibit 10.5 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended March 31, 2017)

*10.20
Amendment No. 2 to the Edwards Lifesciences Corporation Severance Pay Plan, dated April 26, 2017 (incorporated by reference to Exhibit 10.2 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended June 30, 2017)

*10.21
Edwards Lifesciences Corporation Executive Deferred Compensation Plan, as amended and restated effective November 9, 2011 (incorporated by reference to Exhibit 10.7 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2011)

*10.22
Edwards Lifesciences Technology SARL Retirement Savings Plan, as amended and restated January 1, 2011 (incorporated by reference to Exhibit 10.17 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2012)

*10.23
Amendment No. 1 to the Edwards Lifesciences Technology SARL Retirement Savings Plan, dated June 25, 2013 (incorporated by reference to Exhibit 10.3 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended March 31, 2017)

*10.24
Amendment No. 2 to the Edwards Lifesciences Technology SARL Retirement Savings Plan, dated February 24, 2017 (incorporated by reference to Exhibit 10.4 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended March 31, 2017)

*10.25
Amendment No. 3 to the Edwards Lifesciences Technology SARL Retirement Savings Plan, dated February 14, 2018 (incorporated by reference to Exhibit 10.27 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December, 31, 2017)

+*10.26	Amendment No. 4 to the Edwards Lifesciences Technology SARL Retirement Savings Plan, dated November 14, 2018
*10.27
Edwards Lifesciences Corporation 401(k) Savings and Investment Plan, restated effective January 1, 2016 (incorporated by reference to Exhibit 10.2 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended March 31, 2016)

Exhibit No.	Exhibit No.
*10.28
Amendment No. 1 to the Edwards Lifesciences Corporation 401(k) Savings and Investment Plan, dated May 2, 2016 (incorporated by reference to Exhibit 10.1 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended June 30, 2016)

*10.29
Amendment No. 2 to the Edwards Lifesciences Corporation 401(k) Savings and Investment Plan, dated December 19, 2016 (incorporated by reference to Exhibit 10.24 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2016

*10.30
Amendment No. 3 to the Edwards Lifesciences Corporation 401(k) Savings and Investment Plan, dated February 24, 2017 (incorporated by reference to Exhibit 10.1 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended March 31, 2017)

*10.31
Amendment No. 4 to the Edwards Lifesciences Corporation 401(k) Savings and Investment Plan, dated February 24, 2017 (incorporated by reference to Exhibit 10.2 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended March 31, 2017)

*10.32
Amendment No. 5 to the Edwards Lifesciences Corporation 401(k) Savings and Investment Plan, dated October 27, 2017 (incorporated by reference to Exhibit 10.33 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December, 31, 2017)

*10.33
Amendment No. 6 to the Edwards Lifesciences Corporation 401(k) Savings and Investment Plan, dated December 19, 2017 (incorporated by reference to Exhibit 10.34 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December, 31, 2017)

*10.34
Amendment No. 7 to the Edwards Lifesciences Corporation 401(k) Savings and Investment Plan, dated December 19, 2017 (incorporated by reference to Exhibit 10.35 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December, 31, 2017)

*10.35
Amendment No. 8 to the Edwards Lifesciences Corporation 401(k) Savings and Investment Plan, dated April 17, 2018 (incorporated by reference to Exhibit 10.1 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended March 31, 2018)

*10.36
Amendment No. 9 to the Edwards Lifesciences Corporation 401(k) Savings and Investment Plan, dated October 5, 2018 (incorporated by reference to Exhibit 10.1 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended September 30, 2018)

*10.37
Edwards Lifesciences Corporation 2001 Employee Stock Purchase Plan for United States Employees, as amended and restated February 23, 2017 (incorporated by reference to Appendix B in Edwards Lifesciences' Definitive Proxy Statement filed on March 30, 2017)

*10.38
Edwards Lifesciences Corporation 2001 Employee Stock Purchase Plan for International Employees, as amended and restated February 20, 2014 (incorporated by reference to Appendix B in Edwards Lifesciences' Definitive Proxy Statement filed on March 28, 2014)

*10.39
Edwards Lifesciences Corporation Officer Perquisite Program Guidelines, as of February 20, 2013 (incorporated by reference to Exhibit 10.25 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2012)

*10.40	Edwards Lifesciences Corporation Form of Indemnification Agreement (incorporated by reference to Exhibit 10.20 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2011)
21.1	Subsidiaries of Edwards Lifesciences Corporation
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial statements from Edwards Lifesciences' Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity and (vi) Notes to Consolidated Financial Statements.

______________________________________________________________________________
# Pursuant to a request for confidential treatment, confidential portions of this exhibit have been redacted and have been filed separately with the Securities and Exchange Commission

* Represents management contract or compensatory plan

+ Furnished herewith

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDWARDS LIFESCIENCES CORPORATION
February 15, 2019	By:	/s/ MICHAEL A. MUSSALLEM
Michael A. Mussallem Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL A. MUSSALLEM	Chairman of the Board and Chief Executive Officer	February 15, 2019
Michael A. Mussallem	(Principal Executive Officer)

/s/ SCOTT B. ULLEM	Corporate Vice President, Chief Financial Officer	February 15, 2019
Scott B. Ullem	(Principal Financial Officer)

/s/ ROBERT W.A. SELLERS	Vice President, Corporate Controller	February 15, 2019
Robert W.A. Sellers	(Principal Accounting Officer)

/s/ KIERAN T. GALLAHUE	Director	February 15, 2019
Kieran T. Gallahue

/s/ LESLIE S. HEISZ	Director	February 15, 2019
Leslie S. Heisz

/s/ WILLIAM J. LINK, PH.D.	Director	February 15, 2019
William J. Link, Ph.D.

/s/ STEVEN R. LORANGER	Director	February 15, 2019
Steven R. Loranger

/s/ MARTHA H. MARSH	Director	February 15, 2019
Martha H. Marsh

/s/ WESLEY W. VON SCHACK	Director	February 15, 2019
Wesley W. von Schack

/s/ NICHOLAS J. VALERIANI	Director	February 15, 2019
Nicholas J. Valeriani