Form 10-Q
period 2019-03-31
Edwards Lifesciences Corp
filed 2019-04-26
CIK 1099800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The number of shares outstanding of the registrant's common stock, $1.00 par value, as of April 23, 2019 was 208,501,603.

EDWARDS LIFESCIENCES CORPORATION
FORM 10-Q
For the quarterly period ended March 31, 2019

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements contained in this report to be covered by the safe harbor provisions of such Acts. All statements other than statements of historical fact in this report or referred to or incorporated by reference into this report are "forward-looking statements" for purposes of these sections. These statements include, among other things, any predictions of earnings, revenues, expenses or other financial items, plans or expectations with respect to development activities, clinical trials or regulatory approvals, any statements of plans, strategies and objectives of management for future operations, any statements concerning our future operations, financial conditions and prospects, and any statements of assumptions underlying any of the foregoing. These statements can sometimes be identified by the use of the forward-looking words such as "may," "believe," "will," "expect," "project," "estimate," "should," "anticipate," "plan," "goal," "continue," "seek," "pro forma," "forecast," "intend," "guidance," "optimistic," "aspire," "confident," other forms of these words or similar words or expressions or the negative thereof. Investors are cautioned not to unduly rely on such forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause our results or future business, financial condition, results of operations or performance to differ materially from our historical results or experiences or those expressed or implied in any forward-looking statements contained in this report. Investors should carefully review the information contained in, or incorporated by reference into, our annual report on Form 10-K for the year ended December 31, 2018 and subsequent reports on Forms 10-Q and 8-K for a description of certain of these risks and uncertainties. These forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections.

Unless otherwise indicated or otherwise required by the context, the terms "we," "our," "it," "its," "Company," "Edwards," and "Edwards Lifesciences" refer to Edwards Lifesciences Corporation and its subsidiaries.

Part I. Financial Information

Item 1.    Financial Statements
EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions, except par value; unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$709.2	$714.1
Short-term investments (Note 6)	253.8	242.4
Accounts and other receivables, net of allowances of $8.6 and $8.9, respectively	578.0	537.3
Inventories (Note 2)	630.9	607.0
Prepaid expenses	55.4	54.3
Other current assets	141.5	131.8
Total current assets	2,368.8	2,286.9
Long-term investments (Note 6)	453.7	506.3
Property, plant, and equipment, net	892.2	867.5
Operating lease right-of-use assets (Note 4)	69.9	—
Goodwill	1,103.4	1,112.2
Other intangible assets, net	341.3	343.2
Deferred income taxes	164.5	174.0
Other assets	75.5	33.6
Total assets	$5,469.3	$5,323.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 2)	$623.9	$876.6
Operating lease liabilities (Note 4)	22.6	—
Total current liabilities	646.5	876.6
Long-term debt	593.9	593.8
Contingent consideration liabilities (Note 8)	185.3	178.6
Taxes payable	259.4	259.4
Operating lease liabilities (Note 4)	49.7	—
Uncertain tax positions	130.3	124.9
Other long-term liabilities	156.7	150.0
Commitments and contingencies (Note 11)
Stockholders' equity
Preferred stock, $.01 par value, authorized 50.0 shares, no shares outstanding	—	—
Common stock, $1.00 par value, 350.0 shares authorized, 216.0 and 215.2 shares issued, and 208.4 and 207.7 shares outstanding, respectively	216.0	215.2
Additional paid-in capital	1,449.4	1,384.4
Retained earnings	2,944.4	2,694.7
Accumulated other comprehensive loss (Note 12)	(141.2)	(138.5)
Treasury stock, at cost, 7.6 and 7.5 shares, respectively	(1,021.1)	(1,015.4)
Total stockholders' equity	3,447.5	3,140.4
Total liabilities and stockholders' equity	$5,469.3	$5,323.7
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in millions, except per share information; unaudited)

	Three Months Ended March 31,
	2019	2018
Net sales	$993.0	$894.8
Cost of sales	231.8	233.6
Gross profit	761.2	661.2
Selling, general, and administrative expenses	280.3	256.0
Research and development expenses	171.4	143.2
Intellectual property litigation expenses	4.6	5.7
Change in fair value of contingent consideration liabilities, net (Note 8)	6.7	3.8
Special charge (Note 5)	24.0	—
Operating income	274.2	252.5
Interest income, net	(2.0)	(0.8)
Special gain (Note 5)	—	(7.1)
Other income, net	(1.8)	(3.1)
Income before provision for income taxes	278.0	263.5
Provision for income taxes	28.3	56.9
Net income	$249.7	$206.6
Share information (Note 13)
Earnings per share:
Basic	$1.20	$0.98
Diluted	$1.18	$0.96
Weighted-average number of common shares outstanding:
Basic	207.9	210.2
Diluted	212.2	215.1
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$249.7	$206.6
Other comprehensive income (loss), net of tax (Note 12):
Foreign currency translation adjustments	(13.1)	33.3
Unrealized gain (loss) on cash flow hedges	7.2	(9.7)
Defined benefit pension plans	(0.1)	0.3
Unrealized gain (loss) on available-for-sale investments	3.3	(6.1)
Reclassification of net realized investment loss to earnings	—	1.4
Other comprehensive (loss) income	(2.7)	19.2
Comprehensive income	$247.0	$225.8
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net income	$249.7	$206.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20.6	19.1
Amortization of right-of-use-assets	5.7	—
Stock-based compensation (Note 10)	20.8	18.4
Change in fair value of contingent consideration liabilities, net (Note 8)	6.7	3.8
Deferred income taxes	5.8	(15.5)
Purchase of intellectual property (Note 5)	24.0	—
Other	(7.0)	1.0
Changes in operating assets and liabilities:
Accounts and other receivables, net	(45.8)	27.4
Inventories	(29.4)	(3.3)
Accounts payable and accrued liabilities	(242.2)	(115.5)
Income taxes	(16.3)	39.9
Prepaid expenses and other current assets	2.8	(26.4)
Other	6.1	(4.2)
Net cash provided by operating activities	1.5	151.3
Cash flows from investing activities
Capital expenditures	(42.2)	(43.2)
Purchases of held-to-maturity investments (Note 6)	(30.0)	—
Proceeds from held-to-maturity investments (Note 6)	20.0	238.5
Proceeds from available-for-sale investments (Note 6)	56.1	42.3
Investments in intangible assets	(16.8)	(3.0)
Investments in trading securities, net	(1.9)	(3.1)
Investments in unconsolidated affiliates, net (Note 6)	(1.3)	(1.8)
Payment of contingent consideration	—	(10.0)
Payment for acquisition option	(35.0)	—
Other	1.6	0.6
Net cash (used in) provided by investing activities	(49.5)	220.3
Cash flows from financing activities
Proceeds from issuance of debt, net	3.7	5.1
Payments on debt and capital lease obligations	(4.0)	(5.1)
Purchases of treasury stock	(5.7)	(2.1)
Proceeds from stock plans	45.0	44.8
Other	5.4	(1.8)
Net cash provided by financing activities	44.4	40.9
Effect of currency exchange rate changes on cash and cash equivalents	(1.3)	(3.8)
Net (decrease) increase in cash and cash equivalents	(4.9)	408.7
Cash and cash equivalents at beginning of period	714.1	818.3
Cash and cash equivalents at end of period	$709.2	$1,227.0
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions; unaudited)

	Three Months Ended March 31, 2019
	Common Stock		Treasury Stock
	Shares	Par Value	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2018	215.2	215.2	7.5	(1,015.4)	1,384.4	2,694.7	(138.5)	3,140.4
Net income						249.7		249.7
Other comprehensive loss, net of tax							(2.7)	(2.7)
Common stock issued under equity plans	0.8	0.8			44.2			45.0
Stock-based compensation expense					20.8			20.8
Purchases of treasury stock			0.1	(5.7)				(5.7)
Balance at March 31, 2019	216.0	$216.0	7.6	$(1,021.1)	$1,449.4	$2,944.4	$(141.2)	$3,447.5

	Three Months Ended March 31, 2018
	Common Stock		Treasury Stock
	Shares	Par Value	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2017	212.0	212.0	2.3	(252.1)	1,166.9	1,962.1	(132.7)	2,956.2
Impact to retained earnings from adoption of ASU 2016-16 and ASU 2018-02						10.4	(7.8)	2.6
Balance at January 1, 2018	212.0	212.0	2.3	(252.1)	1,166.9	1,972.5	(140.5)	2,958.8
Net income						206.6		206.6
Other comprehensive loss, net of tax							19.2	19.2
Common stock issued under equity plans	1.0	1.0			43.8			44.8
Stock-based compensation expense					18.4			18.4
Purchases of treasury stock				(2.1)				(2.1)
Balance at March 31, 2018	213.0	$213.0	2.3	$(254.2)	$1,229.1	$2,179.1	$(121.3)	$3,245.7

1.     BASIS OF PRESENTATION

The accompanying interim consolidated condensed financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the consolidated financial statements and notes included in Edwards Lifesciences Corporation's Annual Report on Form 10-K for the year ended December 31, 2018. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") have been condensed or omitted.

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

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board ("FASB") issued an amendment to the guidance on leases. The amendment improves transparency and comparability among companies by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements. The guidance was effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach was required upon adoption. Reporting entities could elect to adjust comparative periods and record the cumulative effect adjustment at the beginning of the earliest comparative period, or to not adjust comparative periods and record the cumulative effect adjustment at the effective date.

The Company adopted the new guidance as of the effective date of January 1, 2019 with no adjustments to the comparative period presented in the financial statements. In addition, the Company elected the package of practical expedients permitted under the transition guidance to not reassess (1) whether any expired or existing contracts are, or contain, leases, (2) the lease classification for expired or existing leases, and (3) initial direct costs for existing leases. The Company implemented internal controls and system solutions to enable the preparation and disclosure of financial information about its leasing arrangements upon adoption.

The adoption of the guidance resulted in the recognition of right-of-use ("ROU") assets and additional lease liabilities for operating leases of $58.7 million as of January 1, 2019. The guidance did not have an impact on the Company's consolidated condensed statements of operations. See Note 4 for disclosures related to the Company's leases.

2.     OTHER CONSOLIDATED FINANCIAL STATEMENT DETAILS

Composition of Certain Financial Statement Captions

Components of selected captions in the consolidated condensed balance sheets consisted of the following (in millions):

	March 31, 2019	December 31, 2018
Inventories
Raw materials	$112.3	$111.5
Work in process	161.2	144.8
Finished products	357.4	350.7
	$630.9	$607.0

At March 31, 2019 and December 31, 2018, $112.2 million and $106.5 million, respectively, of the Company's finished products inventories were held on consignment.

	March 31, 2019	December 31, 2018
Accounts payable and accrued liabilities
Accounts payable	$147.2	$134.0
Employee compensation and withholdings	152.7	226.1
Taxes payable (Note 14)	6.9	31.3
Property, payroll, and other taxes	42.2	39.5
Research and development accruals	55.7	48.9
Accrued rebates	72.4	80.0
Fair value of derivatives	4.0	4.4
Accrued marketing expenses	18.3	22.3
Litigation and insurance reserves	18.6	196.7
Accrued relocation costs	12.1	11.3
Accrued professional services	7.5	11.0
Accrued technology purchases	7.2	—
Other accrued liabilities	79.1	71.1
	$623.9	$876.6

Supplemental Cash Flow Information
(in millions)

	Three Months Ended March 31,
	2019	2018
Cash paid during the year for:
Amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6.1	$—
Non-cash investing and financing transactions:
Right-of-use assets obtained in exchange for new lease liabilities	$16.3	$—
Capital expenditures accruals	$15.7	$15.8

3.     REVENUE

The Company sells separately priced service contracts, which range from 12 months to 36 months, to owners of its hemodynamic monitors. The Company invoices the customer the total amount of consideration at the inception of the contract and recognizes revenue ratably over the term of the contract. As of March 31, 2019 and December 31, 2018, $7.9 million and $7.6 million, respectively, of deferred revenue associated with outstanding service contracts was recorded in “Accounts Payable and Accrued Liabilities” and "Other Long-term Liabilities." During the three months ended March 31, 2019, the Company recognized as revenue $1.1 million that was included in the balance of deferred revenue as of December 31, 2018.

4.     LEASES

The Company determines whether a contract is, or contains, a lease at inception. ROU assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at lease commencement based upon the estimated present value of unpaid lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at lease commencement in determining the present value of unpaid lease payments. ROU assets also include any lease payments made at or before lease commencement and any initial direct costs incurred, and exclude any lease incentives received.

The Company determines the lease term as the noncancellable period of the lease, and may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Leases with a term of 12 months or less are not recognized on the balance sheet. Certain of the Company’s leases include variable lease payments that are based on costs incurred or actual usage, or adjusted periodically based on an index or a rate. The Company’s leases do not contain any residual value guarantees.

The Company accounts for the lease and non-lease components as a single lease component for all of its leases except vehicle leases, for which the lease and non-lease components are accounted for separately.

Operating leases are included in “Operating Lease Right-of-Use Assets” and “Operating Lease Liabilities” on the Company’s consolidated condensed balance sheets.

The Company leases certain office space, manufacturing facilities, land, apartments, warehouses, vehicles, and equipment with remaining lease terms ranging from less than 1 year to 22 years, some of which include options to extend or terminate the leases.

Operating lease costs for the three months ended March 31, 2019 were $6.3 million. Short-term and variable lease costs were not material for the three months ended March 31, 2019.

Supplemental balance sheet information related to operating leases was as follows (in millions, except lease term and discount rate):

March 31, 2019
Operating lease ROU assets	$69.9

Operating lease liabilities, current portion	22.6
Operating lease liabilities, long-term portion	49.7
Total operating lease liabilities	$72.3

Maturities of operating lease liabilities at March 31, 2019 were as follows (in millions):

2019	$18.8
2020	21.1
2021	13.9
2022	9.5
2023	6.9
Thereafter	8.2
Total lease payments	$78.4
Less: imputed interest	(6.1)
Total lease liabilities	$72.3

Weighted-average remaining lease term (in years)	4.5
Weighted-average discount rate	3.0%

As of March 31, 2019, the Company had additional operating lease commitments of $12.5 million for office space that have not yet commenced. These leases will commence during 2019 with lease terms of 1 year to 10 years.

Disclosures related to periods prior to adopting the new lease guidance

Certain facilities and equipment are leased under operating leases expiring at various dates. Most of the operating leases contain renewal options. Total expense for all operating leases was $27.0 million, $27.3 million, and $22.9 million for the years 2018, 2017, and 2016, respectively.

Future minimum lease payments (including interest) under non-cancelable operating leases at December 31, 2018 were as follows (in millions):

Operating Leases
2019	$25.6
2020	21.5
2021	13.5
2022	9.9
2023	6.4
Thereafter	14.3
Total obligations and commitments	$91.2

5.     SPECIAL CHARGE (GAIN)

In March 2019, the Company recorded a $24.0 million charge related to the acquisition of early-stage transcatheter intellectual property and associated clinical and regulatory experience.

In March 2018, the Company recorded a $7.1 million gain related to the curtailment of its defined benefit plan in Switzerland resulting from the closure of its manufacturing plant.

6.     INVESTMENTS

Debt Securities

Investments in debt securities at the end of each period were as follows (in millions):

	March 31, 2019				December 31, 2018
Held-to-maturity	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Bank time deposits	$30.0	$—	$—	$30.0	$20.0	$—	$—	$20.0

Available-for-sale
Commercial paper	$36.0	$—	$—	$36.0	$56.7	$—	$—	$56.7
U.S. government and agency securities	79.7	0.2	(0.4)	79.5	79.7	0.2	(0.7)	79.2
Foreign government bonds	1.7	—	—	1.7	1.7	—	—	1.7
Asset-backed securities	102.2	0.3	(0.3)	102.2	110.6	0.1	(0.5)	110.2
Corporate debt securities	432.2	1.0	(1.5)	431.7	459.8	0.1	(4.3)	455.6
Municipal securities	2.8	—	—	2.8	2.8	—	—	2.8
Total	$654.6	$1.5	$(2.2)	$653.9	$711.3	$0.4	$(5.5)	$706.2
The cost and fair value of investments in debt securities, by contractual maturity, as of March 31, 2019 were as follows:

	Held-to-Maturity		Available-for-Sale
	Cost	Fair Value	Cost	Fair Value
	(in millions)
Due in 1 year or less	$30.0	$30.0	$224.5	$223.8
Due after 1 year through 5 years	—	—	340.9	340.9
Instruments not due at a single maturity date	—	—	89.2	89.2
	$30.0	$30.0	$654.6	$653.9
Actual maturities may differ from the contractual maturities due to call or prepayment rights.

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of March 31, 2019 and December 31, 2018, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	March 31, 2019
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$—	$—	$56.7	$(0.4)	$56.7	$(0.4)
Asset-backed securities	—	—	53.7	(0.3)	53.7	(0.3)
Corporate debt securities	56.1	(0.2)	189.1	(1.3)	245.2	(1.5)
	$56.1	$(0.2)	$299.5	$(2.0)	$355.6	$(2.2)

	December 31, 2018
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$0.7	$(0.1)	$56.5	$(0.6)	$57.2	$(0.7)
Asset-backed securities	4.0	0.1	61.3	(0.6)	65.3	(0.5)
Corporate debt securities	177.4	(1.1)	203.7	(3.2)	381.1	(4.3)
	$182.1	$(1.1)	$321.5	$(4.4)	$503.6	$(5.5)

Investments in Unconsolidated Affiliates

The Company has a number of equity investments in privately and publicly held companies. Investments in these unconsolidated affiliates are recorded in "Long-term Investments" on the consolidated condensed balance sheets, and are as follows:

	March 31, 2019	December 31, 2018
	(in millions)
Equity method investments
Cost	$10.3	$9.1
Equity in losses	(4.8)	(4.7)
Carrying value of equity method investments	5.5	4.4
Equity securities
Carrying value of non-marketable equity securities	18.1	18.1
Total investments in unconsolidated affiliates	$23.6	$22.5
Non-marketable equity securities consist of investments in privately held companies without readily determinable fair values, and are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. The Company did not record any upward or downward adjustments during the three months ended March 31, 2019. As of March 31, 2019, the Company had recorded accumulated upward adjustments of $1.7 million based on observable price changes, and accumulated downward adjustments of $1.9 million due to impairment and observable price changes.
During the three months ended March 31, 2019, the gross realized gains or losses from sales of available-for-sale investments were not material.

7.     ACQUISITION

On February 11, 2019, the Company entered into an agreement and plan of merger to acquire CAS Medical Systems, Inc. ("CASMED") for an aggregate cash purchase price of $2.45 per share of common stock, or an equity value of approximately $100 million. The transaction closed on April 18, 2019. CASMED is a medical technology company dedicated to non-invasive monitoring of tissue oxygenation in the brain. The Company plans to integrate the acquired technology platform into its hemodynamic monitoring platform. The acquisition will be accounted for as a business combination, and is expected to consist primarily of intangible assets.

8.     FAIR VALUE MEASUREMENTS

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

Financial instruments also include notes payable. As of March 31, 2019, the fair value of the notes payable, based on Level 2 inputs, was $630.1 million.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company's financial instruments which are measured at fair value on a recurring basis (in millions):

March 31, 2019	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$7.0	$—	$—	$7.0
Available-for-sale investments:
Corporate debt securities	—	431.7	—	431.7
Asset-backed securities	—	102.2	—	102.2
U.S. government and agency securities	19.7	59.8	—	79.5
Foreign government bonds	—	1.7	—	1.7
Commercial paper	—	36.0	—	36.0
Municipal securities	—	2.8	—	2.8
Investments held for deferred compensation plans	76.0	—	—	76.0
Derivatives	—	37.9	—	37.9
	$102.7	$672.1	$—	$774.8
Liabilities
Derivatives	$—	$4.0	$—	$4.0
Deferred compensation plans	76.1	—	—	76.1
Contingent consideration liabilities	—	—	185.3	185.3
	$76.1	$4.0	$185.3	$265.4
December 31, 2018
Assets
Cash equivalents	$—	$11.8	$—	$11.8
Available-for-sale investments:
Corporate debt securities	—	455.6	—	455.6
Asset-backed securities	—	110.2	—	110.2
U.S. government and agency securities	19.6	59.6	—	79.2
Foreign government bonds	—	1.7	—	1.7
Commercial paper	—	56.7	—	56.7
Municipal securities	—	2.8	—	2.8
Investments held for deferred compensation plans	67.6	—	—	67.6
Derivatives	—	29.9	—	29.9
	$87.2	$728.3	$—	$815.5
Liabilities
Derivatives	$—	$5.2	$—	$5.2
Deferred compensation plans	68.5	—	—	68.5
Contingent consideration liabilities		—	178.6	178.6
	$68.5	$5.2	$178.6	$252.3

The following table summarizes the changes in fair value of the contingent consideration liabilities for the three months ended March 31, 2019 (in millions):

Balance at December 31, 2018	$178.6
Changes in fair value	6.7
Balance at March 31, 2019	$185.3

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

Contingent Consideration Liabilities

Certain of the Company's acquisitions involve contingent consideration arrangements. Payment of additional consideration is contingent upon the acquired company reaching certain performance milestones, such as attaining specified revenue levels or obtaining regulatory approvals. These contingent consideration liabilities are measured at estimated fair value using either a probability weighted discounted cash flow analysis or a Monte Carlo simulation model, both of which consider significant unobservable inputs. These inputs include (1) the discount rate used to present value the projected cash flows (ranging from 2.4% to 3.4%), (2) the probability of milestone achievement (ranging from 0.0% to 98.4%), (3) the projected payment dates (ranging from 2021 to 2025), and (4) the volatility of future revenue (45.0%). The use of different assumptions could have a material effect on the estimated fair value amounts.

9.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses derivative financial instruments to manage interest rate and foreign currency risks, as summarized below. It is the Company's policy not to enter into derivative financial instruments for speculative purposes. Notional amounts are stated in United States dollar equivalents at spot exchange rates at the respective dates.

	Notional Amount
	March 31, 2019	December 31, 2018
	(in millions)
Foreign currency forward exchange contracts	$1,326.1	$1,378.2
Cross currency swap contracts	300.0	300.0

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

The following table presents the location and fair value amounts of derivative instruments reported in the consolidated condensed balance sheets (in millions):

		Fair Value
Derivatives designated as hedging instruments	Balance Sheet Location	March 31, 2019	December 31, 2018
Assets
Foreign currency contracts	Other current assets	$30.2	$29.1
Foreign currency contracts	Other assets	$1.6	$—
Cross currency swap contracts	Other assets	$6.1	$0.8
Liabilities
Foreign currency contracts	Accounts payable and accrued liabilities	$4.0	$4.4
Foreign currency contracts	Other long-term liabilities	$—	$0.8

The following table presents the effect of master-netting agreements and rights of offset on the consolidated condensed balance sheets (in millions):

				Gross Amounts Not Offset in the Consolidated Balance Sheet
		Gross Amounts Offset in the Consolidated Balance Sheet
			Net Amounts Presented in the Consolidated Balance Sheet
March 31, 2019	Gross Amounts			Financial Instruments	Cash Collateral Received	Net Amount
Derivative assets
Foreign currency contracts	$31.8	$—	$31.8	$(4.0)	$—	$27.8
Cross currency swap contracts	$6.1	$—	$6.1	$—	$—	$6.1
Derivative liabilities
Foreign currency contracts	$4.0	$—	$4.0	$(4.0)	$—	$—
December 31, 2018
Derivative assets
Foreign currency contracts	$29.1	$—	$29.1	$(3.6)	$—	$25.5
Cross currency swap contracts	$0.8	$—	$0.8	$—	$—	$0.8
Derivative liabilities
Foreign currency contracts	$5.2	$—	$5.2	$(3.6)	$—	$1.6
The following tables present the effect of derivative and non-derivative hedging instruments on the consolidated condensed statements of operations and consolidated condensed statements of comprehensive income (in millions):

	Amount of Gain or (Loss) Recognized in OCI on Derivative			Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended March 31,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Three Months Ended March 31,

	2019	2018		2019	2018
Cash flow hedges
Foreign currency contracts	$12.9	$(15.4)	Cost of sales	$7.6	$(1.5)
			Selling, general, and administrative expenses	$0.3	$(1.1)

	Amount of Gain or (Loss) Recognized in OCI on Derivative			Amount of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31,		Location of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)	Three Months Ended March 31,

	2019	2018		2019	2018
Net investment hedges
Cross currency swap contracts	$5.3	$—	Interest income, net	$1.6	$—
Foreign currency denominated debt	$—	$(20.2)

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

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended March 31,
	Location of Gain or (Loss) Recognized in Income on Derivative
Fair value hedges		2019	2018
Foreign currency contracts	Other income, net	$(0.9)	$—

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended March 31,
	Location of Gain or (Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments		2019	2018
Foreign currency contracts	Other income, net	$(1.5)	$(8.9)

The following table presents the effect of cash flow hedge accounting on the consolidated condensed statements of operations:

	Location and Amount of Gain or (Loss) Recognized in Income on Cash Flow Hedging Relationships
	Three Months Ended March 31, 2019
	Cost of sales	Selling, general, and administrative expenses	Interest expense (income), net	Other Income, net

Total amounts of income and expense line items presented in the consolidated statements of operations in which the effects of fair value or cash flow hedges are recorded	$(231.8)	$(280.3)	$2.0	$1.8
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships:
Foreign currency contracts:
Hedged items	—	—	—	1.8
Derivatives designated as hedging instruments	—	—	—	(1.8)
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach	—	—	—	0.9
Gain (loss) on cash flow hedging relationships:
Foreign currency contracts:
Amount of gain (loss) reclassified from accumulated OCI into income	$7.6	$0.3	$—	$—

	Location and Amount of Gain or (Loss) Recognized in Income on Cash Flow Hedging Relationships
	Three Months Ended March 31, 2018
	Cost of sales	Selling, general, and administrative expenses

Total amounts of income and expense line items presented in the consolidated statements of operations in which the effects of fair value or cash flow hedges are recorded	$(233.6)	$(256.0)
The effects of fair value and cash flow hedging:
Gain (loss) on cash flow hedging relationships:
Foreign currency contracts:
Amount of gain (loss) reclassified from accumulated OCI into income	$(1.5)	$(1.1)

The Company expects that during the next twelve months it will reclassify to earnings a $12.3 million gain currently recorded in "Accumulated Other Comprehensive Loss."

10.    STOCK-BASED COMPENSATION

Stock-based compensation expense related to awards issued under the Company's incentive compensation plans for the three months ended March 31, 2019 and 2018 was as follows (in millions):

	Three Months Ended March 31,
	2019	2018
Cost of sales	$4.0	$3.0
Selling, general, and administrative expenses	12.7	11.8
Research and development expenses	4.1	3.6
Total stock-based compensation expense	$20.8	$18.4

At March 31, 2019, the total remaining compensation cost related to nonvested stock options, restricted stock units, market-based restricted stock units, performance-based restricted stock units, and employee stock purchase plan ("ESPP") subscription awards amounted to $110.4 million, which will be amortized on a straight-line basis over the weighted-average remaining requisite service period of 29 months.

Fair Value Disclosures

The following table includes the weighted-average grant-date fair values of stock options granted during the periods indicated and the related weighted-average assumptions used in the Black-Scholes option pricing model:

Option Awards	Three Months Ended March 31,
	2019	2018
Average risk-free interest rate	2.5%	2.6%
Expected dividend yield	None	None
Expected volatility	29.2%	33.2%
Expected term (years)	5.2	4.7
Fair value, per option	$54.03	$43.45
The following table includes the weighted-average grant-date fair values for ESPP subscriptions granted during the periods indicated and the related weighted-average assumptions used in the Black-Scholes option pricing model:

ESPP	Three Months Ended March 31,
	2019	2018
Average risk-free interest rate	2.4%	1.5%
Expected dividend yield	None	None
Expected volatility	32.6%	32.6%
Expected term (years)	0.6	0.6
Fair value, per share	$48.83	$35.07

11.    COMMITMENTS AND CONTINGENCIES

On January 28, 2019, Abbott Cardiovascular Systems, Inc. and Evalve, Inc., both subsidiaries of Abbott Laboratories (collectively "Abbott") filed a lawsuit against Edwards Lifesciences Corporation and Edwards Lifesciences, LLC, (“Edwards”) in the Federal District Court in the District of Delaware alleging that the Edwards PASCAL heart valve repair system infringes certain claims of Abbott’s U.S. Patent Nos. 7,288,097, 6,752,813, 7,563,267, 7,736,388, and 8,057,493, seeking unspecified monetary damages and preliminary and permanent injunctive relief. Thereafter, Abbott sought a preliminary injunction and a temporary restraining order. The court denied Abbott’s request for a temporary restraining order on March 5, 2019 and heard Abbott’s request for a preliminary injunction on April 15, 2019.

On January 28, 2019, Abbott and its Abbott Medical UK Limited subsidiary (inclusively and collectively also "Abbott”)
filed a lawsuit in the United Kingdom in the High Court of Justice, Chancery Division, Patents Court, against Edwards Lifesciences Limited, alleging that the Edwards PASCAL heart valve repair system infringes certain claims of Abbott’s UK national patents arising from EP 1 624 810 B1 (the " ‘810 patent") and EP 1 408 850 B1 (the “ ‘850 patent”).  Abbott has requested a preliminary injunction and the High Court is scheduled to hear that request on or before May 3, 2019. The trial is scheduled to begin on or before December 11, 2019.

On January 28, 2019, Abbott Medical GmbH (inclusively and collectively also "Abbott”) filed a lawsuit in the District Court in Düsseldorf, Germany against Edwards Lifesciences Corporation and its German subsidiary, Edwards Lifesciences Services GmbH, alleging that the Edwards PASCAL heart valve repair system infringes certain claims of Abbott’s German national patents arising from the ‘810 and ‘850 European patents. The District Court has scheduled trial for July 14, 2020.  On March 15, 2019, Edwards filed a lawsuit in the German Patent Court in Munich, Germany, alleging that Abbott’s ‘850 patent is invalid. The Abbott ‘810 patent is already subject to opposition proceedings at the European Patent Office.

On January 28, 2019, Abbott and Abbott Medical AG (inclusively and collectively also "Abbott”) filed a lawsuit in the Federal Patent Court in St. Gallen, Switzerland against Edwards Lifesciences AG, Edwards Lifesciences Technology Sàrl, Edwards Lifesciences IPRM AG, and Mitral Valve Technologies Sàrl, alleging that the Edwards PASCAL heart valve repair system infringes Abbott’s Swiss national patents arising from the same European patents.  Abbott has requested a preliminary injunction.

On January 28, 2019, Abbott Cardiovascular System Inc., Abbott Medical Italia S.p.A and Evalve Inc. (inclusively and collectively also "Abbott”) filed a lawsuit in the Civil Court of Milan, Italy against Edwards Lifesciences Corporation, Edwards Lifesciences LLC, and Edwards Lifesciences Italia SpA, alleging that the Edwards PASCAL heart valve repair system infringes Abbott’s Italian national patent arising from its ‘850 European patent. The lawsuit seeks a preliminary injunction. The Company intends to defend itself vigorously in these matters.

On February 22, 2019, Edwards Lifesciences Corporation and Edwards Lifesciences, LLC filed a lawsuit against Abbott Cardiovascular Systems, Inc. in the Federal District Court in the Central District of California alleging that Abbott’s MITRACLIP device infringes Edwards’ U.S. Patent Nos. 6,719,767, 7,011,669, and 8,062,313 related to heart implant technology and seeking unspecified monetary damages.  A trial date has not yet been scheduled.

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

12.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table is a summary of activity for each component of "Accumulated Other Comprehensive Loss" for the three months ended March 31, 2019 (in millions):

	Foreign Currency Translation Adjustments	Unrealized Gain on Cash Flow Hedges	Unrealized Loss on Available-for-sale Investments	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
December 31, 2018	$(143.6)	$23.6	$(5.0)	$(13.5)	$(138.5)
Other comprehensive (loss) gain before reclassifications	(10.2)	15.6	4.4	(0.1)	9.7
Amounts reclassified from accumulated other comprehensive loss	(1.6)	(7.0)	—	—	(8.6)
Deferred income tax expense	(1.3)	(1.4)	(1.1)	—	(3.8)
March 31, 2019	$(156.7)	$30.8	$(1.7)	$(13.6)	$(141.2)
The following table provides information about amounts reclassified from "Accumulated Other Comprehensive Loss" (in millions):

	Three Months Ended March 31,
			Affected Line on Consolidated Condensed Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	2019	2018
Foreign currency translation adjustments	$1.6	$—	Other income, net
	(0.4)	—	Provision for income taxes
	$1.2	$—	Net of tax
Gain on hedges	$7.6	$(1.5)	Cost of sales
	0.3	(1.1)	Selling, general, and administrative expenses
	(0.9)	—	Other income, net
	7.0	(2.6)	Total before tax
	(2.0)	0.7	Provision for income taxes
	$5.0	$(1.9)	Net of tax
Loss on available-for-sale investments	$—	$(1.4)	Other income, net
	—	0.1	Provision for income taxes
	$—	$(1.3)	Net of tax
Unrealized pension costs	$—	$(0.6)	Other income, net
	—	0.1	Provision for income taxes
	$—	$(0.5)

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

The table below presents the computation of basic and diluted earnings per share (in millions, except for per share information):

	Three Months Ended March 31,
	2019	2018
Basic:
Net income	$249.7	$206.6
Weighted-average shares outstanding	207.9	210.2
Basic earnings per share	$1.20	$0.98
Diluted:
Net income	$249.7	$206.6
Weighted-average shares outstanding	207.9	210.2
Dilutive effect of stock plans	4.3	4.9
Dilutive weighted-average shares outstanding	212.2	215.1
Diluted earnings per share	$1.18	$0.96

Stock options, restricted stock units, and market-based restricted stock units to purchase 0.2 million and 1.2 million shares for the three months ended March 31, 2019 and 2018, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

14.    INCOME TAXES

The Company's effective income tax rates were 10.2% and 21.6% for the three months ended March 31, 2019 and 2018, respectively. The effective rate for the three months ended March 31, 2019 is lower than the federal statutory rate of 21% primarily due to the tax benefit from employee share-based compensation and foreign earnings taxed at lower rates. The effective rate for the three months ended March 31, 2018 included expense of $24.0 million related to the adjustment of the estimated provisional amounts recorded at December 31, 2017 in accordance with SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act. The effective rates for the three months ended March 31, 2019 and 2018 include a tax benefit from employee share-based compensation of $19.0 million and $14.2 million, respectively.

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

As of March 31, 2019 and December 31, 2018, the liability for income taxes associated with uncertain tax positions was $161.9 million and $150.7 million, respectively. The Company estimates that these liabilities would be reduced by $47.4 million and $42.7 million, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, and timing adjustments. The net amounts of $114.5 million and $108.0 million, respectively, if not required, would favorably affect the Company's effective tax rate.

At March 31, 2019, all material state, local, and foreign income tax matters have been concluded for years through 2008. The Internal Revenue Service ("IRS") began its examination of the 2015 and 2016 tax years during the fourth quarter of 2018 and its examination of the 2017 tax year during the first quarter of 2019.

During 2018, the Company executed an Advance Pricing Agreement between the United States and Switzerland governments for tax years 2009 through 2020 covering various transfer pricing matters and the Company has updated its transfer pricing policies accordingly. Certain intercompany transactions covering tax years 2015 through 2018 were not resolved and those related tax positions remain uncertain. These transfer pricing matters may be significant to the Company's consolidated condensed financial statements.

15.    SEGMENT INFORMATION

Edwards Lifesciences conducts operations worldwide and is managed in the following geographical regions: United States, Europe, Japan, and Rest of World. All regions sell products that are used to treat advanced cardiovascular disease.

The Company's geographic segments are reported based on the financial information provided to the Chief Operating Decision Maker (the Chief Executive Officer). The Company evaluates the performance of its geographic segments based on net sales and income before provision for income taxes ("pre-tax income"). The accounting policies of the segments are substantially the same as those described in Note 2 of the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2018. Segment net sales and segment pre-tax income are based on internally derived standard foreign exchange rates, which may differ from year to year, and do not include inter-segment profits. Because of the interdependence of the reportable segments, the operating profit as presented may not be representative of the geographical distribution that would occur if the segments were not interdependent. Net sales by geographic area are based on the location of the customer.

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

The table below presents information about Edwards Lifesciences' reportable segments (in millions):

	Three Months Ended March 31,
	2019	2018
Segment Net Sales
United States	$562.8	$479.5
Europe	227.3	205.3
Japan	99.2	91.1
Rest of World	96.8	91.7
Total segment net sales	$986.1	$867.6
Segment Operating Income
United States	$383.3	$313.8
Europe	119.4	103.0
Japan	61.0	54.8
Rest of World	30.8	29.0
Total segment operating income	$594.5	$500.6

The table below presents reconciliations of segment net sales to consolidated net sales and segment operating income to consolidated pre-tax income (in millions):

	Three Months Ended March 31,
	2019	2018
Net Sales Reconciliation
Segment net sales	$986.1	$867.6
Foreign currency	6.9	27.2
Consolidated net sales	$993.0	$894.8
Pre-tax Income Reconciliation
Segment operating income	$594.5	$500.6
Unallocated amounts:
Corporate items	(306.5)	(248.1)
Special charge (Note 5)	(24.0)	—
Intellectual property litigation expenses	(4.6)	(5.7)
Foreign currency	14.8	5.7
Consolidated operating income	274.2	252.5
Non-operating income	3.8	11.0
Consolidated pre-tax income	$278.0	$263.5

Enterprise-wide Information

Enterprise-wide information is based on actual foreign exchange rates used in the Company's consolidated condensed financial statements.

	Three Months Ended March 31,
	2019	2018

Net Sales by Geographic Area
United States	$562.8	$479.5
Europe	234.7	230.0
Japan	98.4	92.7
Rest of World	97.1	92.6
	$993.0	$894.8
Net Sales by Major Product and Service Area
Transcatheter Aortic Valve Replacement	$597.7	$551.1
Transcatheter Mitral and Tricuspid Therapies	4.3	0.5
Surgical Structural Heart	214.7	179.5
Critical Care	176.3	163.7
	$993.0	$894.8

	March 31, 2019	December 31, 2018
	(in millions)
Long-lived Tangible Assets by Geographic Area
United States	$727.3	$642.1
Europe	51.4	36.6
Japan	16.7	6.7
Rest of World	242.1	214.4
	$1,037.5	$899.8

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview

We are the global leader in patient-focused medical innovations for structural heart disease and critical care monitoring. Driven by a passion to help patients, we partner with the world's leading clinicians and researchers and invest in research and development to transform care for those impacted by structural heart disease or who require hemodynamic monitoring during surgery or intensive care. We conduct operations worldwide and are managed in the following geographical regions: United States, Europe, Japan, and Rest of World. Our products are categorized into the following main areas: Transcatheter Aortic Valve Replacement ("TAVR"), Transcatheter Mitral and Tricuspid Therapies ("TMTT"), Surgical Structural Heart ("Surgical"), and Critical Care.

Financial Highlights
Our sales growth was led by our TAVR products, primarily increased sales of the Edwards SAPIEN 3 transcatheter heart valve in the United States, and our Surgical products, primarily the INSPIRIS RESILIA aortic valve in the United States and Japan. Our first quarter 2018 Surgical sales in the United States were reduced by a $34.7 million sales return reserve related to our conversion to a consignment inventory model for surgical valves.

The increase in our net income was primarily driven by the aforementioned sales performance and a reduced tax rate, partially offset by continued research and development investments in our transcatheter structural heart programs.

Healthcare Environment, Opportunities, and Challenges

The medical technology industry is highly competitive and continues to evolve. Our success is measured both by the development of innovative products and the value we bring to our stakeholders. We are committed to developing new technologies and providing innovative patient care, and we are committed to defending our intellectual property in support of those developments. In the first three months of 2019, we invested 17.3% of our net sales in research and development.

New Accounting Standards

For information on new accounting standards, see Note 1 to the "Consolidated Condensed Financial Statements."

Results of Operations
Net Sales Trends
(dollars in millions)

	Three Months Ended March 31,
				Percent Change
	2019	2018	Change
United States	$562.8	$479.5	$83.3	17.4%
Europe	234.7	230.0	4.7	2.1%
Japan	98.4	92.7	5.7	6.2%
Rest of World	97.1	92.6	4.5	4.8%
International	430.2	415.3	14.9	3.6%
Total net sales	$993.0	$894.8	$98.2	11.0%

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

Net Sales by Product Group
(dollars in millions)

	Three Months Ended March 31,
				Percent Change
	2019	2018	Change
Transcatheter Aortic Valve Replacement	$597.7	$551.1	$46.6	8.4%
Transcatheter Mitral and Tricuspid Therapies	4.3	0.5	3.8	NM
Surgical Structural Heart	214.7	179.5	35.2	19.6%
Critical Care	176.3	163.7	12.6	7.8%
Total net sales	$993.0	$894.8	$98.2	11.0%

NM - Not meaningful

Transcatheter Aortic Valve Replacement
Net sales of TAVR products increased for the three months ended March 31, 2019 due primarily to:

•	higher sales of the Edwards SAPIEN 3 valve, particularly in the United States, driven by strong therapy adoption; and

•	higher sales of the Edwards SAPIEN 3 Ultra System following its regulatory approval in Europe (November 2018) and the United States (December 2018);

partially offset by

•
foreign currency exchange rate fluctuations, which decreased net sales for the three months ended March 31, 2019 by $14.7 million, due primarily to the weakening of the Euro against the United States dollar.

Clinicians are continuing to treat patients through the PARTNER 3 Trial for low-risk patients with severe aortic stenosis in the United States, which we began enrolling late in the third quarter of 2018. We are also continuing to enroll the United States pivotal trial to study CENTERA for severe, symptomatic aortic stenosis patients at intermediate risk of open-heart surgery.

Transcatheter Mitral and Tricuspid Therapies
Net sales of TMTT products increased for the three months ended March 31, 2019 due primarily to the launch of the Edwards PASCAL transcatheter valve repair system in Europe.

Surgical Structural Heart
Net sales of Surgical increased for the three months ended March 31, 2019 due primarily to:

•	increased sales of aortic tissue valves in the United States and Japan, primarily the INSPIRIS RESILIA aortic valve;

partially offset by:

•	sales return reserves in the United States in 2018 related to our conversion to a consignment inventory model; and

•
foreign currency exchange rate fluctuations, which decreased net sales for the three months ended March 31, 2019 by $6.8 million, due primarily to the weakening of the Euro against the United States dollar.

Critical Care
The increase in net sales of Critical Care products was driven by our HemoSphere advanced monitoring platform, primarily in the United States, partially offset by foreign currency exchange rate fluctuations, which decreased net sales for the three months ended March 31, 2019 by $4.6 million, due primarily to the weakening of the Euro against the United States dollar.

On April 18, 2019, we completed the acquisition of CAS Medical Systems, Inc. ("CASMED"). CASMED is a medical technology company dedicated to non-invasive monitoring of tissue oxygenation in the brain.

Gross Profit
The increase in gross profit as a percentage of net sales for the three months ended March 31, 2019 was driven primarily by:

•	a 1.8 percentage point increase due to the impact of foreign currency exchange rate fluctuations, including the settlement of foreign currency hedging contracts;

•	a 0.4 percentage point increase due to an improved product mix, primarily in the United States, driven by TAVR products; and

•	the prior year impact of converting to a consignment inventory model for surgical valves;
partially offset by:
•continued investments in our manufacturing capacity.

Selling, General, and Administrative ("SG&A") Expenses
The increase in SG&A expenses for the three months ended March 31, 2019 was due primarily to higher field personnel-related costs, partially offset by the impact of foreign currency, which decreased expenses by $6.6 million, primarily due to the weakening of the Euro against the United States dollar.

Research and Development ("R&D") Expenses
The increase in R&D expenses and ratio as a percentage of net sales for the three months ended March 31, 2019 was due primarily to continued investments in our transcatheter structural heart programs, including spending on clinical trials.

Change in Fair Value of Contingent Consideration Liabilities, net

The change in fair value of contingent consideration liabilities resulted in expense of $6.7 million and $3.8 million for three months ended March 31, 2019 and 2018, respectively. The increase was primarily due to changes in the assumptions used to estimate the fair value of the liabilities, primarily adjustments to discount rates, and accretion of interest due to the passage of time. For further information, see Note 8 to the "Consolidated Condensed Financial Statements."

Special Charge (Gain)

For information on special charge (gain), see Note 5 to the "Consolidated Condensed Financial Statements."

Other Income, net
(in millions)

	Three Months Ended March 31,
	2019	2018
Foreign exchange gains, net	$(2.0)	$(4.2)
Loss on investments	0.1	0.9
Other	0.1	0.2
Other income, net	$(1.8)	$(3.1)
The net foreign exchange gains relate primarily to the foreign currency fluctuations in our global trade and intercompany receivable and payable balances, offset by the gains and losses on derivative instruments intended as an economic hedge of those exposures.

The loss on investments primarily represents our net share of gains and losses in investments accounted for under the equity method, and realized gains and losses on our money market accounts and equity securities.

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

Our effective income tax rate was 10.2% and 21.6% for the three months ended March 31, 2019 and 2018, respectively. The effective rate for the three months ended March 31, 2019 is lower than the federal statutory rate of 21% primarily due to the tax benefit from employee share-based compensation and foreign earnings taxed at lower rates. The effective rate for the three months ended March 31, 2018 included expense of $24.0 million related to the adjustment of the estimated provisional amounts recorded at December 31, 2017 in accordance with SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act. The effective rates for the three months ended March 31, 2019 and 2018 include a $19.0 million and $14.2 million tax benefit from employee share-based compensation, respectively.

The IRS began its examination of the 2015 and 2016 tax years during the fourth quarter of 2018 and its examination of the 2017 tax year during the first quarter of 2019.

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

During 2018, we executed an Advance Pricing Agreement between the United States and Switzerland governments for tax years 2009 through 2020 covering various transfer pricing matters and we have updated our transfer pricing policies accordingly. Certain intercompany transactions covering tax years 2015 through 2018 were not resolved and those related tax positions remain uncertain. These transfer pricing matters may be significant to our consolidated condensed financial statements.

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

As of March 31, 2019, cash and cash equivalents and short-term investments held in the United States and outside the United States were $399.8 million and $563.2 million, respectively. Our intent is to repatriate approximately $550.0 million of our foreign earnings by August 2019.

On April 18, 2019, we acquired CAS Medical Systems, Inc. for an aggregate cash purchase price of $2.45 per share of common stock, or an equity value of approximately $100 million. For more information, see Note 7 to the "Consolidated Condensed Financial Statements."

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

In April 2018, we entered into a Five-Year Credit Agreement ("the Credit Agreement") which matures on April 28, 2023. The Credit Agreement provides up to an aggregate of $750.0 million in borrowings in multiple currencies. Subject to certain terms and conditions, we may increase the amount available under the Credit Agreement by up to an additional $250.0 million in the aggregate. As of March 31, 2019, there were no borrowings outstanding under the Credit Agreement.

In June 2018, we issued $600.0 million of 4.300% fixed-rate unsecured senior notes (the "2018 Notes") due June 15, 2028. As of March 31, 2019, the total carrying value of the 2018 Notes was $593.9 million.

From time to time, we repurchase shares of our common stock under share repurchase programs authorized by the Board of Directors. We consider several factors in determining when to execute share repurchases, including, among other things, expected dilution from stock plans, cash capacity, and the market price of our common stock. During 2019, we repurchased a total of 34 thousand shares at an aggregate cost of $5.0 million, and as of March 31, 2019, we had remaining authority to purchase $489.6 million of our common stock.

At March 31, 2019, there had been no material changes in our significant contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Consolidated Cash Flows - For the three months ended March 31, 2019 and 2018:
Net cash flows provided by operating activities of $1.5 million for the three months ended March 31, 2019 decreased $149.8 million over the same period last year due primarily to payment of $180.0 million for a litigation settlement and higher working capital needs in 2019, partially offset by improved operating performance in 2019.

Net cash used in investing activities of $49.5 million for the three months ended March 31, 2019 consisted primarily of (1) capital expenditures of $42.2 million, (2) a $35.0 million payment for an option to acquire a company, and (3) a $16.8 million payment to acquire certain early-stage transcatheter intellectual property and associated clinical and regulatory experience, partially offset by net proceeds from investments of $42.9 million.

Net cash provided by investing activities of $220.3 million for the three months ended March 31, 2018 consisted primarily of net proceeds from investments of $275.9 million, partially offset by capital expenditures of $43.2 million and a $10.0 million contingent consideration milestone payment associated with the acquisition of Harpoon Medical, Inc.

Net cash provided by financing activities of $44.4 million for the three months ended March 31, 2019 consisted primarily of proceeds from stock plans of $45.0 million.

Net cash provided by financing activities of $40.9 million for the three months ended March 31, 2018 consisted primarily of proceeds from stock plans of $44.8 million, partially offset by purchases of treasury stock of $2.1 million,

Critical Accounting Policies and Estimates

The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated condensed financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies and estimates which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 39-41 in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no significant changes from the information discussed therein.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk, Foreign Currency Risk, Credit Risk, and Concentrations of Risk

For a complete discussion of our exposure to interest rate risk, foreign currency risk, credit risk, and concentrations of risk, refer to Item 7A "Quantitative and Qualitative Disclosures About Market Risk" on pages 42-44 of our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no significant changes from the information discussed therein.

Investment Risk

We are exposed to investment risks related to changes in the underlying financial condition and credit capacity of certain of our investments. As of March 31, 2019, we had $683.9 million of investments in fixed-rate debt securities of various companies, of which $430.1 million were long-term. In addition, we had $23.6 million of investments in equity instruments of public and private companies. Should these companies experience a decline in financial condition or credit capacity, or fail to meet certain development milestones, a decline in the investments' value may occur, resulting in unrealized or realized losses.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    Our management, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2019. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded as of March 31, 2019 that our disclosure controls and procedures are effective in providing reasonable assurance that the information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to leases on our financial statements to facilitate its adoption on January 1, 2019. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

Part II. Other Information
Item 1.    Legal Proceedings

Please see Note 11 to the "Consolidated Condensed Financial Statements" of this Quarterly Report on Form 10-Q, which is incorporated by reference.

Item 1A.    Risk Factors

There have been no material changes to the risk factors under Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (b)
January 1, 2019 through January 31, 2019	34,482	$143.73	34,482	$489.6
February 1, 2019 through February 28, 2019	4,270	177.13	—	489.6
March 1, 2019 through March 31, 2019	—	—	—	489.6
Total	38,752	147.41	34,482

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

EDWARDS LIFESCIENCES CORPORATION
(Registrant)
Date:	April 26, 2019	By:	/s/ SCOTT B. ULLEM
Scott B. Ullem Chief Financial Officer (Principal Financial Officer)
Date:	April 26, 2019	By:	/s/ ROBERT W.A. SELLERS
Robert W.A. Sellers Corporate Controller (Principal Accounting Officer)

EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

Exhibit No.	Description
* 10.1	Amendment No. 10 to the Edwards Lifesciences Corporation 401(k) Savings and Investment Plan, dated April 23, 2019
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial statements from Edwards Lifesciences' Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, and (v) Notes to Consolidated Condensed Financial Statements

* Represents management contract or compensatory plan