Form 10-Q
period 2019-09-30
Edwards Lifesciences Corp
filed 2019-10-25
CIK 1099800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019
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

One Edwards Way
Irvine, California 92614
(Address of principal executive offices and zip code)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The number of shares outstanding of the registrant's common stock, $1.00 par value, as of October 23, 2019 was 208,570,014.

EDWARDS LIFESCIENCES CORPORATION
FORM 10-Q
For the quarterly period ended September 30, 2019

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

Part I. Financial Information

Item 1.    Financial Statements
EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions, except par value; unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$1,186.6	$714.1
Short-term investments (Note 5)	170.3	242.4
Accounts and other receivables, net of allowances of $8.8 and $8.9, respectively	570.0	537.3
Inventories (Note 2)	611.1	607.0
Prepaid expenses	57.3	54.3
Other current assets	144.4	131.8
Total current assets	2,739.7	2,286.9
Long-term investments (Note 5)	386.0	506.3
Property, plant, and equipment, net	973.6	867.5
Operating lease right-of-use assets (Note 3)	73.3	—
Goodwill	1,156.6	1,112.2
Other intangible assets, net	381.1	343.2
Deferred income taxes	155.8	174.0
Other assets	100.2	33.6
Total assets	$5,966.3	$5,323.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 2)	$751.7	$876.6
Operating lease liabilities (Note 3)	24.1	—
Total current liabilities	775.8	876.6
Long-term debt	594.2	593.8
Contingent consideration liabilities (Note 7)	191.0	178.6
Taxes payable	236.5	259.4
Operating lease liabilities (Note 3)	52.4	—
Uncertain tax positions	141.7	124.9
Other long-term liabilities	159.9	150.0
Commitments and contingencies (Note 11)
Stockholders' equity
Preferred stock, $.01 par value, authorized 50.0 shares, no shares outstanding	—	—
Common stock, $1.00 par value, 350.0 shares authorized, 217.5 and 215.2 shares issued, and 208.5 and 207.7 shares outstanding, respectively	217.5	215.2
Additional paid-in capital	1,570.4	1,384.4
Retained earnings	3,461.4	2,694.7
Accumulated other comprehensive loss (Note 12)	(155.8)	(138.5)
Treasury stock, at cost, 9.0 and 7.5 shares, respectively	(1,278.7)	(1,015.4)
Total stockholders' equity	3,814.8	3,140.4
Total liabilities and stockholders' equity	$5,966.3	$5,323.7
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in millions, except per share information; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	$1,094.0	$906.6	$3,173.9	$2,745.1
Cost of sales	292.4	224.9	828.2	704.7
Gross profit	801.6	681.7	2,345.7	2,040.4
Selling, general, and administrative expenses	306.2	269.5	895.0	800.4
Research and development expenses	195.5	161.8	558.8	459.1
Intellectual property litigation expenses	7.9	7.9	19.5	19.1
Change in fair value of contingent consideration liabilities, net (Note 7)	(2.3)	(6.4)	12.4	8.3
Special charge (Note 4)	—	—	24.0	—
Operating income	294.3	248.9	836.0	753.5
Interest (income) expense, net	(2.8)	0.5	(7.2)	(0.3)
Special gain (Note 4)	—	—	—	(7.1)
Other income, net	(4.6)	(0.3)	(7.8)	(2.3)
Income before provision for income taxes	301.7	248.7	851.0	763.2
Provision for income taxes	27.0	22.8	84.3	48.0
Net income	$274.7	$225.9	$766.7	$715.2
Share information (Note 13)
Earnings per share:
Basic	$1.32	$1.08	$3.68	$3.41
Diluted	$1.30	$1.06	$3.61	$3.34
Weighted-average number of common shares outstanding:
Basic	208.2	209.0	208.1	209.5
Diluted	212.1	213.2	212.1	214.1
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$274.7	$225.9	$766.7	$715.2
Other comprehensive (loss) income, net of tax (Note 12):
Foreign currency translation adjustments	(23.5)	(2.0)	(27.1)	(34.9)
Unrealized gain on hedges	5.6	13.1	3.8	36.9
Defined benefit pension plans	(0.2)	(0.2)	(0.3)	0.3
Unrealized gain (loss) on available-for-sale investments	0.5	0.3	6.0	(3.7)
Reclassification of net realized investment loss to earnings	—	0.6	0.3	2.9
Other comprehensive (loss) income	(17.6)	11.8	(17.3)	1.5
Comprehensive income	$257.1	$237.7	$749.4	$716.7
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net income	$766.7	$715.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65.4	57.5
Non-cash operating lease cost	18.7	—
Stock-based compensation (Note 9)	62.9	55.0
Inventory write off	73.1	—
Change in fair value of contingent consideration liabilities, net (Note 7)	12.4	8.3
Deferred income taxes	9.5	29.8
Purchase of intellectual property (Note 4)	24.0	—
Other	(4.8)	3.0
Changes in operating assets and liabilities:
Accounts and other receivables, net	(70.3)	(0.3)
Inventories	(83.9)	(43.5)
Accounts payable and accrued liabilities	(109.2)	4.0
Income taxes	17.0	(208.6)
Prepaid expenses and other current assets	(2.5)	10.9
Other	1.0	2.5
Net cash provided by operating activities	780.0	633.8
Cash flows from investing activities
Capital expenditures	(182.9)	(181.1)
Purchases of held-to-maturity investments (Note 5)	(30.0)	(190.0)
Proceeds from held-to-maturity investments (Note 5)	50.0	388.1
Purchases of available-for sale investments (Note 5)	(95.0)	(115.3)
Proceeds from available-for-sale investments (Note 5)	278.3	193.1
Investments in intangible assets (Note 4)	(24.0)	(3.0)
Payment of contingent consideration	—	(10.0)
Acquisition (Note 6)	(100.2)	—
Payment for acquisition option	(35.0)	—
Other	(11.7)	(10.8)
Net cash (used in) provided by investing activities	(150.5)	71.0
Cash flows from financing activities
Proceeds from issuance of debt, net	12.0	686.4
Payments on debt and capital lease obligations	(23.7)	(524.1)
Purchases of treasury stock	(263.3)	(523.5)
Proceeds from stock plans	125.5	119.3
Payment of contingent consideration	—	(15.1)
Other	(3.1)	0.5
Net cash used in financing activities	(152.6)	(256.5)
Effect of currency exchange rate changes on cash and cash equivalents	(4.4)	(5.3)
Net increase in cash and cash equivalents	472.5	443.0
Cash and cash equivalents at beginning of period	714.1	818.3
Cash and cash equivalents at end of period	$1,186.6	$1,261.3
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions; unaudited)

	Common Stock		Treasury Stock
	Shares	Par Value	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2018	215.2	$215.2	7.5	$(1,015.4)	$1,384.4	$2,694.7	$(138.5)	$3,140.4
Net income						249.7		249.7
Other comprehensive income, net of tax							(2.7)	(2.7)
Common stock issued under equity plans	0.8	0.8			44.2			45.0
Stock-based compensation expense					20.8			20.8
Purchases of treasury stock			0.1	(5.7)				(5.7)
Balance at March 31, 2019	216.0	$216.0	7.6	$(1,021.1)	$1,449.4	$2,944.4	$(141.2)	$3,447.5
Net income						242.3		242.3
Other comprehensive income, net of tax							3.0	3.0
Common stock issued under equity plans	0.9	0.9			40.6			41.5
Stock-based compensation expense					22.3			22.3
Purchases of treasury stock			1.4	(256.3)				(256.3)
Balance at June 30, 2019	216.9	$216.9	9.0	$(1,277.4)	$1,512.3	$3,186.7	$(138.2)	$3,500.3
Net income						274.7		274.7
Other comprehensive income, net of tax							(17.6)	(17.6)
Common stock issued under equity plans	0.6	0.6			38.3			38.9
Stock-based compensation expense					19.8			19.8
Purchases of treasury stock			—	(1.3)				(1.3)
Balance at September 30, 2019	217.5	$217.5	9.0	$(1,278.7)	$1,570.4	$3,461.4	$(155.8)	$3,814.8
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions; unaudited)

	Common Stock		Treasury Stock
	Shares	Par Value	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2017	212.0	$212.0	2.3	$(252.1)	$1,166.9	$1,962.1	$(132.7)	$2,956.2
Impact to retained earnings from adoption of ASU 2016-16 and ASU 2018-02						10.4	(7.8)	2.6
Balance at January 1, 2018	212.0	212.0	2.3	(252.1)	1,166.9	1,972.5	(140.5)	2,958.8
Net income						206.6		206.6
Other comprehensive loss, net of tax							19.2	19.2
Common stock issued under equity plans	1.0	1.0			43.8			44.8
Stock-based compensation expense					18.4			18.4
Purchases of treasury stock				(2.1)				(2.1)
Balance at March 31, 2018	213.0	$213.0	2.3	$(254.2)	$1,229.1	$2,179.1	$(121.3)	$3,245.7
Net income						282.7		282.7
Other comprehensive loss, net of tax							(29.5)	(29.5)
Common stock issued under equity plans	1.0	1.0			38.5			39.5
Stock-based compensation expense					19.2			19.2
Shares issued in payment for contingent consideration liabilities			(0.3)	32.2	2.7			34.9
Purchases of treasury stock			2.8	(348.3)	(80.0)			(428.3)
Balance at June 30, 2018	214.0	$214.0	4.8	$(570.3)	$1,209.5	$2,461.8	$(150.8)	$3,164.2
Net income						225.9		225.9
Other comprehensive loss, net of tax							11.8	11.8
Common stock issued under equity plans	0.8	0.8			34.3			35.1
Stock-based compensation expense					17.4			17.4
Purchases of treasury stock			0.9	(173.1)	80.0			(93.1)
Balance at September 30, 2018	214.8	$214.8	5.7	$(743.4)	$1,341.2	$2,687.7	$(139.0)	$3,361.3
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

2.     OTHER CONSOLIDATED FINANCIAL STATEMENT DETAILS

Composition of Certain Financial Statement Captions

Components of selected captions in the consolidated condensed balance sheets consisted of the following (in millions):

	September 30, 2019	December 31, 2018
Inventories
Raw materials	$125.8	$111.5
Work in process	148.6	144.8
Finished products	336.7	350.7
	$611.1	$607.0

At September 30, 2019 and December 31, 2018, $122.5 million and $106.5 million, respectively, of the Company's finished products inventories were held on consignment. During the three months ended June 30, 2019, the Company recorded a $46.2 million charge to "Cost of Sales," primarily comprised of the write off of inventory related to strategic decisions regarding its transcatheter aortic valve portfolio, including the decision to discontinue its CENTERA program. During the three months ended September 30, 2019, the Company recorded an additional $26.9 million charge to "Cost of Sales" resulting from refinements to its portfolio strategy, which consists mainly of an additional write off of inventory. This amount includes an out-of-period adjustment of $10.3 million. The Company determined that the out-of-period adjustment is not material to the three or nine months ended September 30, 2019 or to any prior periods.

	September 30, 2019	December 31, 2018
Accounts payable and accrued liabilities
Accounts payable	$135.9	$134.0
Employee compensation and withholdings	262.2	226.1
Taxes payable (Note 14)	18.9	31.3
Property, payroll, and other taxes	43.2	39.5
Research and development accruals	61.2	48.9
Accrued rebates	78.0	80.0
Fair value of derivatives	4.5	4.4
Accrued marketing expenses	14.7	22.3
Litigation and insurance reserves	18.9	196.7
Accrued relocation costs	16.7	11.3
Accrued professional services	12.2	11.0
Accrued realignment reserves	16.4	6.8
Other accrued liabilities	68.9	64.3
	$751.7	$876.6

Supplemental Cash Flow Information
(in millions)

	Nine Months Ended September 30,
	2019	2018
Cash paid during the year for:
Income taxes	$53.9	$227.3
Amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19.5	$—
Non-cash investing and financing transactions:
Fair value of shares issued in payment for contingent consideration liabilities	$—	$34.3
Right-of-use assets obtained in exchange for new lease liabilities	$33.2	$—
Capital expenditures accruals	$26.4	$23.7

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

Operating lease costs for the three and nine months ended September 30, 2019 were $7.2 million and $20.7 million, respectively. Short-term and variable lease costs were not material for the three and nine months ended September 30, 2019.

Supplemental balance sheet information related to operating leases was as follows (in millions, except lease term and discount rate):

September 30, 2019
Operating lease ROU assets	$73.3

Operating lease liabilities, current portion	$24.1
Operating lease liabilities, long-term portion	52.4
Total operating lease liabilities	$76.5

Maturities of operating lease liabilities at September 30, 2019 were as follows (in millions):

2019	$6.8
2020	25.2
2021	17.6
2022	12.3
2023	8.9
Thereafter	11.7
Total lease payments	82.5
Less: imputed interest	(6.0)
Total lease liabilities	$76.5

Weighted-average remaining lease term (in years)	4.5
Weighted-average discount rate	2.9%

As of September 30, 2019, the Company had additional operating lease commitments of $16.8 million for office space leases that have not yet commenced. These leases will commence during 2019 with lease terms of 6 months to 12 years.

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

5.     INVESTMENTS

Debt Securities

Investments in debt securities at the end of each period were as follows (in millions):

	September 30, 2019				December 31, 2018
Held-to-maturity	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Bank time deposits	$—	$—	$—	$—	$20.0	$—	$—	$20.0

Available-for-sale
Commercial paper	$10.9	$—	$—	$10.9	$56.7	$—	$—	$56.7
U.S. government and agency securities	75.4	0.6	—	76.0	79.7	0.2	(0.7)	79.2
Foreign government bonds	1.6	—	—	1.6	1.7	—	—	1.7
Asset-backed securities	80.7	0.6	—	81.3	110.6	0.1	(0.5)	110.2
Corporate debt securities	354.9	2.0	(0.1)	356.8	459.8	0.1	(4.3)	455.6
Municipal securities	2.7	—	—	2.7	2.8	—	—	2.8
Total	$526.2	$3.2	$(0.1)	$529.3	$711.3	$0.4	$(5.5)	$706.2

The cost and fair value of investments in debt securities, by contractual maturity, as of September 30, 2019 were as follows:

	Available-for-Sale
	Cost	Fair Value
	(in millions)
Due in 1 year or less	$169.9	$170.3
Due after 1 year through 5 years	292.4	294.5
Instruments not due at a single maturity date	63.9	64.5
	$526.2	$529.3

Actual maturities may differ from the contractual maturities due to call or prepayment rights.

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of September 30, 2019 and December 31, 2018, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	September 30, 2019
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$—	$—	$41.4	$(0.1)	$41.4	$(0.1)

	December 31, 2018
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$0.7	$(0.1)	$56.5	$(0.6)	$57.2	$(0.7)
Asset-backed securities	4.0	—	61.3	(0.5)	65.3	(0.5)
Corporate debt securities	177.4	(1.1)	203.7	(3.2)	381.1	(4.3)
	$182.1	$(1.2)	$321.5	$(4.3)	$503.6	$(5.5)

Investments in Unconsolidated Affiliates

The Company has a number of equity investments in privately and publicly held companies. Investments in these unconsolidated affiliates are recorded in "Long-term Investments" on the consolidated condensed balance sheets, and are as follows:

	September 30, 2019	December 31, 2018
	(in millions)
Equity method investments
Cost	$10.7	$9.1
Equity in losses	(3.8)	(4.7)
Carrying value of equity method investments	6.9	4.4
Equity securities
Carrying value of non-marketable equity securities	20.1	18.1
Total investments in unconsolidated affiliates	$27.0	$22.5

Non-marketable equity securities consist of investments in privately held companies without readily determinable fair values, and are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. The Company recorded an upward adjustment of $0.3 million during the three and nine months ended September 30, 2019 based on observable price changes. As of September 30, 2019, the Company had recorded accumulated upward adjustments of $2.0 million based on observable price changes, and accumulated downward adjustments of $1.9 million due to impairment and observable price changes.
During the three and nine months ended September 30, 2019, the gross realized gains or losses from sales of available-for-sale investments were not material.

6.     ACQUISITION

On February 11, 2019, the Company entered into an agreement and plan of merger to acquire all the outstanding shares of CAS Medical Systems, Inc. ("CASMED") for an aggregate cash purchase price of $2.45 per share of common stock, or an equity value of approximately $100 million. The transaction closed on April 18, 2019, and the cash purchase price was $100.8 million.

Acquisition-related costs of $2.0 million were recorded in “Selling, General, and Administrative Expenses” during the nine months ended September 30, 2019.

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

Financial instruments also include notes payable. As of September 30, 2019, the fair value of the notes payable, based on Level 2 inputs, was $676.9 million.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company's financial instruments which are measured at fair value on a recurring basis (in millions):

September 30, 2019	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$248.1	$66.5	$—	$314.6
Available-for-sale investments:
Corporate debt securities	—	356.8	—	356.8
Asset-backed securities	—	81.3	—	81.3
U.S. government and agency securities	45.5	30.5	—	76.0
Foreign government bonds	—	1.6	—	1.6
Commercial paper	—	10.9	—	10.9
Municipal securities	—	2.7	—	2.7
Investments held for deferred compensation plans	81.4	—	—	81.4
Derivatives	—	48.5	—	48.5
	$375.0	$598.8	$—	$973.8
Liabilities
Derivatives	$—	$4.4	$—	$4.4
Deferred compensation plans	82.0	—	—	82.0
Contingent consideration liabilities	—	—	191.0	191.0
	$82.0	$4.4	$191.0	$277.4
December 31, 2018
Assets
Cash equivalents	$—	$11.8	$—	$11.8
Available-for-sale investments:
Corporate debt securities	—	455.6	—	455.6
Asset-backed securities	—	110.2	—	110.2
U.S. government and agency securities	19.6	59.6	—	79.2
Foreign government bonds	—	1.7	—	1.7
Commercial paper	—	56.7	—	56.7
Municipal securities	—	2.8	—	2.8
Investments held for deferred compensation plans	67.6	—	—	67.6
Derivatives	—	29.9	—	29.9
	$87.2	$728.3	$—	$815.5
Liabilities
Derivatives	$—	$5.2	$—	$5.2
Deferred compensation plans	68.5	—	—	68.5
Contingent consideration liabilities	—	—	178.6	178.6
	$68.5	$5.2	$178.6	$252.3

The following table summarizes the changes in fair value of the contingent consideration liabilities for the nine months ended September 30, 2019 (in millions):

Balance at December 31, 2018	$178.6
Changes in fair value	12.4
Balance at September 30, 2019	$191.0

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

Contingent Consideration Liabilities

Certain of the Company's acquisitions involve contingent consideration arrangements. Payment of additional consideration is contingent upon the acquired company reaching certain performance milestones, such as attaining specified revenue levels or obtaining regulatory approvals. These contingent consideration liabilities are measured at estimated fair value using either a probability weighted discounted cash flow analysis or a Monte Carlo simulation model, both of which consider significant unobservable inputs. These inputs include (1) the discount rate used to present value the projected cash flows (ranging from 1.9% to 3.0%), (2) the probability of milestone achievement (ranging from 43.4% to 98.4%), (3) the projected payment dates (ranging from 2022 to 2026, and (4) the volatility of future revenue (45.0%). The use of different assumptions could have a material effect on the estimated fair value amounts.

8.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses derivative financial instruments to manage interest rate and foreign currency risks, as summarized below. It is the Company's policy not to enter into derivative financial instruments for speculative purposes. Notional amounts are stated in United States dollar equivalents at spot exchange rates at the respective dates.

	Notional Amount
	September 30, 2019	December 31, 2018
	(in millions)
Foreign currency forward exchange contracts	$1,247.7	$1,378.2
Cross currency swap contracts	300.0	300.0

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

The following table presents the location and fair value amounts of derivative instruments reported in the consolidated condensed balance sheets (in millions):

		Fair Value
Derivatives designated as hedging instruments	Balance Sheet Location	September 30, 2019	December 31, 2018
Assets
Foreign currency contracts	Other current assets	$27.7	$29.1
Foreign currency contracts	Other assets	$1.6	$—
Cross currency swap contracts	Other assets	$19.2	$0.8
Liabilities
Foreign currency contracts	Accounts payable and accrued liabilities	$4.4	$4.4
Foreign currency contracts	Other long-term liabilities	$—	$0.8

The following table presents the effect of master-netting agreements and rights of offset on the consolidated condensed balance sheets (in millions):

				Gross Amounts Not Offset in the Consolidated Balance Sheet
		Gross Amounts Offset in the Consolidated Balance Sheet
			Net Amounts Presented in the Consolidated Balance Sheet
September 30, 2019	Gross Amounts			Financial Instruments	Cash Collateral Received	Net Amount
Derivative assets
Foreign currency contracts	$29.3	$—	$29.3	$(4.0)	$—	$25.3
Cross currency swap contracts	$19.2	$—	$19.2	$—	$—	$19.2
Derivative liabilities
Foreign currency contracts	$4.4	$—	$4.4	$(4.0)	$—	$0.4
December 31, 2018
Derivative assets
Foreign currency contracts	$29.1	$—	$29.1	$(3.6)	$—	$25.5
Cross currency swap contracts	$0.8	$—	$0.8	$—	$—	$0.8
Derivative liabilities
Foreign currency contracts	$5.2	$—	$5.2	$(3.6)	$—	$1.6

The following tables present the effect of derivative and non-derivative hedging instruments on the consolidated condensed statements of operations and consolidated condensed statements of comprehensive income (in millions):

	Amount of Gain or (Loss) Recognized in OCI on Derivative			Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended September 30,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Three Months Ended September 30,

	2019	2018		2019	2018
Cash flow hedges
Foreign currency contracts	$22.1	$12.1	Cost of sales	$12.8	$(4.6)
			Selling, general, and administrative expenses	$0.6	$(0.4)

	Amount of Gain or (Loss) Recognized in OCI on Derivative			Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	Nine Months Ended September 30,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Nine Months Ended September 30,

	2019	2018		2019	2018
Cash flow hedges
Foreign currency contracts	$32.9	$28.2	Cost of sales	$31.7	$(18.8)
			Selling, general, and administrative expenses	$1.4	$(2.5)

	Amount of Gain or (Loss) Recognized in OCI on Derivative			Amount of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Three Months Ended September 30,		Location of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)	Three Months Ended September 30,

	2019	2018		2019	2018
Net investment hedges
Cross currency swap contracts	$16.3	$(0.5)	Interest (income) expense, net	$1.7	$1.6

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Amount of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Nine Months Ended September 30,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Nine Months Ended September 30,

	2019	2018		2019	2018
Net investment hedges
Cross currency swap contracts	$18.4	$(10.5)	Interest (income) expense, net	$5.0	$1.8
Foreign currency denominated debt	$—	$6.8

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

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended September 30,
	Location of Gain or (Loss) Recognized in Income on Derivative
Fair value hedges		2019	2018
Foreign currency contracts	Other income, net	$2.1	$—

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Nine Months Ended September 30,
	Location of Gain or (Loss) Recognized in Income on Derivative
Fair value hedges		2019	2018
Foreign currency contracts	Other income, net	$(2.1)	$—

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended September 30,
	Location of Gain or (Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments		2019	2018
Foreign currency contracts	Other income, net	$3.2	$5.9

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Nine Months Ended September 30,
	Location of Gain or (Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments		2019	2018
Foreign currency contracts	Other income, net	$1.7	$7.3

The following table presents the effect of cash flow hedge accounting on the consolidated condensed statements of operations:

	Location and Amount of Gain or (Loss) Recognized in Income on Cash Flow Hedging Relationships
	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Cost of sales	Selling, general, and administrative expenses	Other Income, net	Cost of sales	Selling, general, and administrative expenses	Other Income, net

Total amounts of income and expense line items presented in the consolidated statements of operations in which the effects of fair value or cash flow hedges are recorded	$(292.4)	$(306.2)	$4.6	$(828.2)	$(895.0)	$7.8
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships:
Foreign currency contracts:
Hedged items	—	—	(1.0)	—	—	5.3
Derivatives designated as hedging instruments	—	—	1.0	—	—	(5.3)
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach	—	—	1.1	—	—	3.2
Gain (loss) on cash flow hedging relationships:
Foreign currency contracts:
Amount of gain (loss) reclassified from accumulated OCI into income	$12.8	$0.6	$—	$31.7	$1.4	$—

	Location and Amount of Gain or (Loss) Recognized in Income on Cash Flow Hedging Relationships
	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	Cost of sales	Selling, general, and administrative expenses	Cost of sales	Selling, general, and administrative expenses

Total amounts of income and expense line items presented in the consolidated statements of operations in which the effects of fair value or cash flow hedges are recorded	$(224.9)	$(269.5)	$(704.7)	$(800.4)
The effects of fair value and cash flow hedging:
Gain (loss) on cash flow hedging relationships:
Foreign currency contracts:
Amount of gain (loss) reclassified from accumulated OCI into income	$(4.6)	$(0.4)	$(18.8)	$(2.5)

The Company expects that during the next twelve months it will reclassify to earnings a $9.4 million gain currently recorded in "Accumulated Other Comprehensive Loss."

9.    STOCK-BASED COMPENSATION

Stock-based compensation expense related to awards issued under the Company's incentive compensation plans for the three and nine months ended September 30, 2019 and 2018 was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of sales	$3.6	$2.7	$11.5	$8.5
Selling, general, and administrative expenses	12.4	11.9	39.4	36.4
Research and development expenses	3.8	2.8	12.0	10.1
Total stock-based compensation expense	$19.8	$17.4	$62.9	$55.0

At September 30, 2019, the total remaining compensation cost related to nonvested stock options, restricted stock units, market-based restricted stock units, performance-based restricted stock units, and employee stock purchase plan ("ESPP") subscription awards amounted to $143.3 million, which will be amortized on a straight-line basis over the weighted-average remaining requisite service period of 32 months.

During the nine months ended September 30, 2019, the Company granted 0.8 million stock options at a weighted-average exercise price of $178.81 and 0.2 million shares of restricted stock units at a weighted-average grant-date fair value of $179.85. The Company also granted 33,000 shares of market-based restricted stock units at a weighted-average grant-date fair value of $193.95. The market-based restricted stock units vest based on a combination of certain service and market conditions. The actual number of shares issued will be determined based on the Company's total shareholder return relative to a selected industry peer group over a three-year performance period, and may range from 0% to 175% of the targeted number of shares granted.

Fair Value Disclosures

The fair value of the market-based restricted stock units was determined using a Monte Carlo simulation model, which uses multiple input variables to determine the probability of satisfying the market condition requirements. The weighted- average assumptions used to determine the fair value of the market-based restricted stock units granted during the nine months ended September 30, 2019 and 2018 included a risk-free interest rate of 2.2% and 2.7%, respectively, and an expected volatility rate of 29.4% and 29.7%, respectively.

The following table includes the weighted-average grant-date fair values of stock options granted during the periods indicated and the related weighted-average assumptions used in the Black-Scholes option pricing model:

Option Awards	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Average risk-free interest rate	1.8%	2.8%	2.3%	2.9%
Expected dividend yield	None	None	None	None
Expected volatility	29.7%	29.2%	29.6%	29.1%
Expected term (years)	5.2	5.2	5.1	5.0
Fair value, per option	$58.07	$46.37	$54.31	$42.44

The following table includes the weighted-average grant-date fair values for ESPP subscriptions granted during the periods indicated and the related weighted-average assumptions used in the Black-Scholes option pricing model:

ESPP	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Average risk-free interest rate	2.0%	2.2%	2.4%	1.7%
Expected dividend yield	None	None	None	None
Expected volatility	32.0%	34.3%	32.4%	32.8%
Expected term (years)	0.7	0.7	0.6	0.6
Fair value, per share	$57.31	$46.58	$49.29	$36.53

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

On January 28, 2019, Abbott and Abbott Medical AG (inclusively and collectively also "Abbott”) filed a lawsuit in the Federal Patent Court in St. Gallen, Switzerland against Edwards Lifesciences AG, Edwards Lifesciences Technology Sàrl, Edwards Lifesciences IPRM AG, and Mitral Valve Technologies Sàrl, alleging that the Edwards PASCAL heart valve repair system infringes Abbott’s Swiss national patents arising from the same European patents.  The court subsequently granted Abbott's request for a preliminary injunction on the '850 patent and Edwards has appealed.

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

Because the ultimate outcome of the above matters involve judgments, estimates, and inherent uncertainties, charges related to such matters could have a material adverse impact on Edwards Lifesciences' financial results. The Company records accruals for loss contingencies to the extent it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. The Company is not able to estimate the amount or range of any loss for these matters.

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

12.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table is a summary of activity for each component of "Accumulated Other Comprehensive Loss" for the nine months ended September 30, 2019 (in millions):

	Foreign Currency Translation Adjustments	Unrealized Gain on Hedges	Unrealized (Loss) Gain on Available-for-sale Investments	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
December 31, 2018	$(143.6)	$23.6	$(5.0)	$(13.5)	$(138.5)
Other comprehensive (loss) gain before reclassifications	(17.6)	35.1	7.8	(0.3)	25.0
Amounts reclassified from accumulated other comprehensive loss	(5.0)	(31.0)	0.3	—	(35.7)
Deferred income tax expense	(4.5)	(0.3)	(1.8)	—	(6.6)
September 30, 2019	$(170.7)	$27.4	$1.3	$(13.8)	$(155.8)

The following table provides information about amounts reclassified from "Accumulated Other Comprehensive Loss" (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
					Affected Line on Consolidated Condensed Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	2019	2018	2019	2018
Foreign currency translation adjustments	$1.7	$—	$5.0	$—	Other income, net
	(0.4)	—	(1.2)	—	Provision for income taxes
	$1.3	$—	$3.8	$—	Net of tax
Gain on hedges	$12.8	$(4.6)	$31.7	$(18.8)	Cost of sales
	0.6	(0.4)	1.4	(2.5)	Selling, general, and administrative expenses
	2.1	—	(2.1)	—	Other income, net
	15.5	(5.0)	31.0	(21.3)	Total before tax
	(3.5)	1.1	(8.3)	5.1	Provision for income taxes
	$12.0	$(3.9)	$22.7	$(16.2)	Net of tax
(Loss) gain on available-for-sale investments	$—	$(0.6)	$(0.3)	$(2.9)	Other income, net
	—	—	—	0.2	Provision for income taxes
	$—	$(0.6)	$(0.3)	$(2.7)	Net of tax
Unrealized pension costs	$—	$—	$—	$(0.6)	Other income, net
	—	—	—	0.1	Provision for income taxes
	$—	$—	$—	$(0.5)

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

The table below presents the computation of basic and diluted earnings per share (in millions, except for per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic:
Net income	$274.7	$225.9	$766.7	$715.2
Weighted-average shares outstanding	208.2	209.0	208.1	209.5
Basic earnings per share	$1.32	$1.08	$3.68	$3.41
Diluted:
Net income	$274.7	$225.9	$766.7	$715.2
Weighted-average shares outstanding	208.2	209.0	208.1	209.5
Dilutive effect of stock plans	3.9	4.2	4.0	4.6
Dilutive weighted-average shares outstanding	212.1	213.2	212.1	214.1
Diluted earnings per share	$1.30	$1.06	$3.61	$3.34

Stock options, restricted stock units, and market-based restricted stock units to purchase 0.8 million and 1.0 million shares for the three months ended September 30, 2019 and 2018, respectively, and 0.6 million and 1.1 million shares for the nine months ended September 30, 2019 and 2018, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

14.    INCOME TAXES

The Company's effective income tax rates were 8.9% and 9.2% for the three months ended September 30, 2019 and 2018, respectively, and 9.9% and 6.3% for the nine months ended September 30, 2019 and 2018, respectively. The effective rates for the nine months ended September 30, 2019 and 2018 were lower than the federal statutory rate of 21% primarily due to (1) the tax benefit from employee share-based compensation and (2) foreign earnings taxed at lower rates. The effective rate for the nine months ended September 30, 2018 included an expense of $15.8 million related to adjustment of the estimated provisional amounts recorded at December 31, 2017 in accordance with SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act. In addition, the effective rate for the three and nine months ended September 30, 2018 included a $36.1 million benefit from the settlement of tax audits, and a tax benefit of $9.1 million from a tax reform related restructuring. The effective rates include a tax benefit from employee share-based compensation of $19.6 million and $12.9 million for the three months ended September 30, 2019 and 2018, respectively, and $56.2 million and $44.3 million for the nine months ended September 30, 2019 and 2018, respectively.

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

As of September 30, 2019 and December 31, 2018, the liability for income taxes associated with uncertain tax positions was $186.2 million and $150.7 million, respectively. The Company estimates that these liabilities would be reduced by $61.7 million and $42.7 million, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, and timing adjustments. The net amounts of $124.5 million and $108.0 million, respectively, if not required, would favorably affect the Company's effective tax rate.

At September 30, 2019, all material state, local, and foreign income tax matters have been concluded for years through 2008. The Internal Revenue Service ("IRS") began its examination of the 2015 and 2016 tax years during the fourth quarter of 2018 and its examination of the 2017 tax year during the first quarter of 2019.

During the second quarter of 2019, the Dominican Republic tax authorities inquired as to withholding tax matters related to branch remittances in 2016 and certain intercompany transactions payments for 2016 through 2018. During the third quarter of 2019, the Company received a letter from the Dominican Republic tax authorities stating that their review through 2018 had concluded, and as a result no withholding tax was due.

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

The table below presents information about Edwards Lifesciences' reportable segments (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Segment Net Sales
United States	$647.8	$518.5	$1,835.5	$1,510.2
Europe	219.8	191.6	684.3	608.1
Japan	110.0	95.4	322.9	288.4
Rest of World	112.0	96.8	316.5	290.2
Total segment net sales	$1,089.6	$902.3	$3,159.2	$2,696.9
Segment Operating Income
United States	$447.4	$353.0	$1,258.3	$1,010.5
Europe	111.5	90.9	353.2	295.6
Japan	70.7	55.0	202.8	171.8
Rest of World	36.7	28.3	99.8	89.6
Total segment operating income	$666.3	$527.2	$1,914.1	$1,567.5

The table below presents reconciliations of segment net sales to consolidated net sales and segment operating income to consolidated pre-tax income (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Sales Reconciliation
Segment net sales	$1,089.6	$902.3	$3,159.2	$2,696.9
Foreign currency	4.4	4.3	14.7	48.2
Consolidated net sales	$1,094.0	$906.6	$3,173.9	$2,745.1
Pre-tax Income Reconciliation
Segment operating income	$666.3	$527.2	$1,914.1	$1,567.5
Unallocated amounts:
Corporate items	(384.2)	(281.0)	(1,073.1)	(792.0)
Special charge (Note 4)	—	—	(24.0)	—
Intellectual property litigation expenses	(7.9)	(7.9)	(19.5)	(19.1)
Change in fair value of contingent consideration liabilities, net	2.3	6.4	(12.4)	(8.3)
Foreign currency	17.8	4.2	50.9	5.4
Consolidated operating income	294.3	248.9	836.0	753.5
Non-operating income	7.4	(0.2)	15.0	9.7
Consolidated pre-tax income	$301.7	$248.7	$851.0	$763.2

Enterprise-wide Information

Enterprise-wide information is based on actual foreign exchange rates used in the Company's consolidated condensed financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Net Sales by Geographic Area
United States	$647.8	$518.7	$1,835.5	$1,510.3
Europe	222.6	201.3	699.0	659.3
Japan	112.9	94.2	324.4	289.5
Rest of World	110.7	92.4	315.0	286.0
	$1,094.0	$906.6	$3,173.9	$2,745.1
Net Sales by Major Product and Service Area
Transcatheter Aortic Valve Replacement	$700.0	$557.1	$1,975.4	$1,692.2
Transcatheter Mitral and Tricuspid Therapies	9.7	0.7	21.0	2.1
Surgical Structural Heart	204.1	184.6	636.6	554.4
Critical Care	180.2	164.2	540.9	496.4
	$1,094.0	$906.6	$3,173.9	$2,745.1

	September 30, 2019	December 31, 2018
	(in millions)
Long-lived Tangible Assets by Geographic Area
United States	$791.5	$642.1
Europe	73.7	36.6
Japan	23.1	6.7
Rest of World	258.7	214.4
	$1,147.0	$899.8

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

Financial Highlights
Our sales growth was driven by our TAVR products, primarily increased sales of the Edwards SAPIEN 3 transcatheter heart valve and the Edwards SAPIEN 3 Ultra System. Our 2018 year-to-date Surgical sales in the United States were reduced by a $77.5 million sales return reserve related to our conversion to a consignment inventory model for surgical valves.

Our gross profit increase was driven by our sales performance noted above. Partially offsetting this increase, during the three and nine months ended September 30, 2019 we recorded a charge of $26.9 million and $73.1 million, respectively, primarily comprised of the write off of inventory related to strategic decisions regarding our transcatheter aortic valve portfolio, including the decision to discontinue our CENTERA program. The charge recorded in the three months ended September 30, 2019 included an out-of-period adjustment of $10.3 million. We determined that the out-of-period adjustment is not material to the three or nine months ended September 30, 2019 or to any prior periods.

The increase from the prior year in our diluted earnings per share was primarily driven by the aforementioned sales growth, partially offset by a prior year tax benefit combined with the current year charge, noted above, related to decisions regarding our TAVR portfolio.

Healthcare Environment, Opportunities, and Challenges

The medical technology industry is highly competitive and continues to evolve. Our success is measured both by the development of innovative products and the value we bring to our stakeholders. We are committed to developing new technologies and providing innovative patient care, and we are committed to defending our intellectual property in support of those developments. In the first nine months of 2019, we invested 17.6% of our net sales in research and development.

New Accounting Standards

For information on new accounting standards, see Note 1 to the "Consolidated Condensed Financial Statements."

Results of Operations
Net Sales Trends
(dollars in millions)

	Three Months Ended September 30,				Nine Months Ended September 30,
				Percent Change				Percent Change
	2019	2018	Change		2019	2018	Change
United States	$647.8	$518.7	$129.1	24.9%	$1,835.5	$1,510.3	$325.2	21.5%
Europe	222.6	201.3	21.3	10.5%	699.0	659.3	39.7	6.0%
Japan	112.9	94.2	18.7	19.9%	324.4	289.5	34.9	12.1%
Rest of World	110.7	92.4	18.3	19.6%	315.0	286.0	29.0	10.2%
International	446.2	387.9	58.3	15.0%	1,338.4	1,234.8	103.6	8.4%
Total net sales	$1,094.0	$906.6	$187.4	20.7%	$3,173.9	$2,745.1	$428.8	15.6%

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

Net Sales by Product Group
(dollars in millions)

	Three Months Ended September 30,				Nine Months Ended September 30,
				Percent Change				Percent Change
	2019	2018	Change		2019	2018	Change
Transcatheter Aortic Valve Replacement	$700.0	$557.1	$142.9	25.7%	$1,975.4	$1,692.2	$283.2	16.7%
Transcatheter Mitral and Tricuspid Therapies	9.7	0.7	9.0	NM	21.0	2.1	18.9	NM
Surgical Structural Heart	204.1	184.6	19.5	10.5%	636.6	554.4	82.2	14.8%
Critical Care	180.2	164.2	16.0	9.7%	540.9	496.4	44.5	9.0%
Total net sales	$1,094.0	$906.6	$187.4	20.7%	$3,173.9	$2,745.1	$428.8	15.6%

NM - Not meaningful

Transcatheter Aortic Valve Replacement
Net sales of TAVR products increased for the three and nine months ended September 30, 2019 due primarily to:

•	higher sales of the Edwards SAPIEN 3 valve, particularly in the United States, driven by strong therapy adoption; and

•	higher sales of the Edwards SAPIEN 3 Ultra System following its regulatory approval in Europe (November 2018) and the United States (December 2018);

partially offset by

•
foreign currency exchange rate fluctuations, which decreased net sales for the three and nine months ended September 30, 2019 by $4.2 million and $29.5 million, respectively, due primarily to the weakening of the Euro against the United States dollar.

The March 2019 results of the PARTNER 3 Trial demonstrated superiority of SAPIEN 3 TAVR over surgery in the low risk patient population. In August 2019, we received U.S. Food and Drug Administration ("FDA") approval to expand use of the Edwards SAPIEN 3 and SAPIEN 3 Ultra transcatheter heart valve systems to the treatment of severe, symptomatic aortic stenosis patients who are determined to be at low risk of open-heart surgery. Given the approval for patients at low surgical risk and the continued excellence and versatility of our balloon expandable platform, we decided to discontinue the CENTERA program. While the CENTERA valve has demonstrated excellent clinical outcomes and is performing well for patients, the time and resources required to optimize deliverability as well as expanding the indications to match the SAPIEN 3 valve are significant. We are continuing our launch of the Edwards SAPIEN 3 Ultra System.

Transcatheter Mitral and Tricuspid Therapies
Net sales of TMTT products increased for the three and nine months ended September 30, 2019 due primarily to the launch of the Edwards PASCAL transcatheter valve repair system in Europe.

In mitral repair, we continue to enroll our CLASP IID U.S. pivotal trial to study PASCAL in primary, or degenerative, mitral valve disease. We also have initiated enrollment in our CLASP IIF pivotal trial for patients with secondary, or functional, mitral valve disease. In September, we received FDA approval for our CLASP IITR pivotal trial to study PASCAL in patients with symptomatic severe tricuspid regurgitation.

Surgical Structural Heart
Net sales of Surgical increased for the three and nine months ended September 30, 2019 due primarily to:

•	sales return reserves in the prior year periods of $14.4 million and $77.5 million, respectively, in the United States related to our conversion to a consignment inventory model; and

•	increased sales of aortic tissue valves in the United States and Japan, primarily the INSPIRIS RESILIA aortic valve;

partially offset by:

•
foreign currency exchange rate fluctuations, which decreased net sales for the three and nine months ended September 30, 2019 by $1.3 million and $13.5 million, respectively, due primarily to the weakening of the Euro against the United States dollar.

Critical Care
The increase in net sales of Critical Care products was driven by our HemoSphere advanced monitoring platform and our core hemodynamic products, primarily in the United States, partially offset by foreign currency exchange rate fluctuations, which decreased net sales for the three and nine months ended September 30, 2019 by $0.6 million and $9.1 million, respectively, due primarily to the weakening of the Euro against the United States dollar.

On April 18, 2019, we completed the acquisition of CAS Medical Systems, Inc. ("CASMED"). CASMED is a medical technology company dedicated to non-invasive monitoring of tissue oxygenation in the brain. Our sales for the three and nine months ended September 30, 2019 included $5.5 million and $10.3 million, respectively, related to CASMED.

We received FDA clearance in the third quarter of 2019 to use FORE-SIGHT, our cerebral oximetry technology, on our Hemosphere platform.

Gross Profit
The decrease in gross profit as a percentage of net sales for the three and nine months ended September 30, 2019 was driven primarily by a charge of $26.9 million and $73.1 million, respectively, related to strategic decisions regarding our transcatheter aortic valve portfolio, including the decision to discontinue our CENTERA program. For further information see the "Financial Highlights" section above. This decrease was partially offset by a 1.3 percentage point and 1.9 percentage point increase, respectively, due to the impact of foreign currency exchange rate fluctuations, including the settlement of foreign currency hedging contracts.

Selling, General, and Administrative ("SG&A") Expenses
The increase in SG&A expenses for the three and nine months ended September 30, 2019 was due primarily to higher transcatheter structural heart field personnel-related costs, primarily in the United States and Europe. These increases were partially offset by the impact of foreign currency, which decreased expenses by $2.2 million and $14.8 million, respectively, primarily due to the strengthening of the United States dollar. The decrease in SG&A expenses as a percentage of sales was primarily due to leverage from our higher sales performance.

Research and Development ("R&D") Expenses
The increase in R&D expenses and ratio as a percentage of net sales for the three and nine months ended September 30, 2019 was due primarily to continued investments in our transcatheter structural heart programs, including generating clinical evidence.

Change in Fair Value of Contingent Consideration Liabilities, net

The change in fair value of contingent consideration liabilities resulted in income of $2.3 million and expense of 12.4 million for the three and nine months ended September 30, 2019, respectively, and income of $6.4 million and expense of $8.3 million for the three and nine months ended September 30, 2018, respectively. The income in the three month periods were primarily due to changes in the projected timing of cash inflows and milestone achievement. For the year to date periods, the expense was primarily driven by adjustments to discount rates and the accretion of interest due to the passage of time. For further information, see Note 7 to the "Consolidated Condensed Financial Statements."

Special Charge (Gain)

For information on special charge (gain), see Note 4 to the "Consolidated Condensed Financial Statements."

Other Income, net
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Foreign exchange gains, net	$(1.0)	$(0.6)	$(4.6)	$(4.9)
(Gain) loss on investments	(1.6)	—	(1.2)	2.1
CASMED earn-out on sale of assets	(2.0)	—	(2.0)	—
Other	—	0.3	—	0.5
Other income, net	$(4.6)	$(0.3)	$(7.8)	$(2.3)
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

The CASMED earn-out relates to a sales performance obligation by an entity that purchased one of CASMED's discontinued product lines in 2017.

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

Our effective income tax rate was 8.9% and 9.2% for the three months ended September 30, 2019 and 2018, respectively, and 9.9% and 6.3% for the nine months ended September 30, 2019 and 2018, respectively. The effective rates for the nine months ended September 30, 2019 and 2018 were lower than the federal statutory rate of 21% primarily due to (1) the tax benefit from employee share-based compensation and (2) foreign earnings taxed at lower rates. The effective rate for the nine months ended September 30, 2018 included an expense of $15.8 million related to adjustment of the estimated provisional amounts recorded at December 31, 2017 in accordance with SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act. In addition, the effective rate for the three and nine months ended September 30, 2018 included a $36.1 million benefit from the settlement of tax audits, and a tax benefit of $9.1 million from a tax reform related restructuring. The effective rates include a tax benefit from employee share-based compensation of $19.6 million and $12.9 million for the three months ended September 30, 2019 and 2018, respectively, and $56.2 million and $44.3 million for the nine months ended September 30, 2019 and 2018.

The Internal Revenue Service began its examination of the 2015 and 2016 tax years during the fourth quarter of 2018 and its examination of the 2017 tax year during the first quarter of 2019.

During the second quarter of 2019, the Dominican Republic tax authorities inquired as to withholding tax matters related to branch remittances in 2016 and certain intercompany transactions payments for 2016 through 2018. During the third quarter of 2019, we received a letter from the Dominican Republic tax authorities stating that their review through 2018 had concluded, and as a result no withholding tax was due.

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

As of September 30, 2019, cash and cash equivalents and short-term investments held in the United States and outside the United States were $1,039.2 million and $317.7 million, respectively.

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

In April 2018, we entered into a Five-Year Credit Agreement ("the Credit Agreement") which matures on April 28, 2023. The Credit Agreement provides up to an aggregate of $750.0 million in borrowings in multiple currencies. Subject to certain terms and conditions, we may increase the amount available under the Credit Agreement by up to an additional $250.0 million in the aggregate. As of September 30, 2019, there were no borrowings outstanding under the Credit Agreement.

In June 2018, we issued $600.0 million of 4.300% fixed-rate unsecured senior notes (the "2018 Notes") due June 15, 2028. As of September 30, 2019, the total carrying value of the 2018 Notes was $594.2 million.

From time to time, we repurchase shares of our common stock under share repurchase programs authorized by the Board of Directors. We consider several factors in determining when to execute share repurchases, including, among other things, expected dilution from stock plans, cash capacity, and the market price of our common stock. During 2019, we repurchased a total of 1.4 million shares at an aggregate cost of $255.0 million, and as of September 30, 2019, we had remaining authority to purchase $1.2 billion of our common stock.

At September 30, 2019, there had been no material changes in our significant contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Consolidated Cash Flows - For the nine months ended September 30, 2019 and 2018:
Net cash flows provided by operating activities of $780.0 million for the nine months ended September 30, 2019 increased $146.2 million over the same period last year due primarily to (1) higher tax payments in 2018 related to an audit settlement, (2) improved operating performance in 2019, and (3) a higher bonus payout in 2018 associated with 2017 performance, partially offset by (1) a payment of $180.0 million for a litigation settlement and (2) higher working capital needs in 2019.

Net cash used in investing activities of $150.5 million for the nine months ended September 30, 2019 consisted primarily of (1) capital expenditures of $182.9 million, (2) an $100.2 million net cash payment associated with the acquisition of CASMED, (3) a $35.0 million payment for an option to acquire a company, and (4) a $24.0 million payment to acquire certain early-stage transcatheter intellectual property and associated clinical and regulatory experience, partially offset by net proceeds from investments of $203.3 million.

Net cash provided by investing activities of $71.0 million for the nine months ended September 30, 2018 consisted primarily of net proceeds from investments of $275.9 million, partially offset by capital expenditures of $181.1 million and a $10.0 million contingent consideration milestone payment associated with the acquisition of Harpoon Medical, Inc.

Net cash used in financing activities of $152.6 million for the nine months ended September 30, 2019 consisted primarily of purchases of treasury stock of $255.0 million, partially offset by proceeds from stock plans of $125.5 million.

Net cash used in financing activities of $256.5 million for the nine months ended September 30, 2018 consisted primarily of purchases of treasury stock of $512.4 million and a $15.1 million contingent consideration milestone cash payment associated with the acquisition of Valtech Cardio Ltd., partially offset by net proceeds from debt of $162.3 million and proceeds from stock plans of $119.3 million.

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

Investment Risk

We are exposed to investment risks related to changes in the underlying financial condition and credit capacity of certain of our investments. As of September 30, 2019, we had $529.3 million of investments in fixed-rate debt securities of various companies, of which $359.0 million were long-term. In addition, we had $27.0 million of investments in equity instruments of public and private companies. Should these companies experience a decline in financial condition or credit capacity, or fail to meet certain development milestones, a decline in the investments' value may occur, resulting in unrealized or realized losses.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    Our management, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2019. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded as of September 30, 2019 that our disclosure controls and procedures are effective in providing reasonable assurance that the information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to leases on our financial statements to facilitate its adoption on January 1, 2019. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

Part II. Other Information
Item 1.    Legal Proceedings

Please see Note 11 to the "Consolidated Condensed Financial Statements" of this Quarterly Report on Form 10-Q, which is incorporated by reference.

Item 1A.    Risk Factors

There have been no material changes to the risk factors under Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (b)
July 1, 2019 through July 31, 2019	1,014	$190.33	—	$1,239.6
August 1, 2019 through August 31, 2019	—	—	—	1,239.6
September 1, 2019 through September 30, 2019	4,889	218.37	—	1,239.6
Total	5,903	213.55	—

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

EDWARDS LIFESCIENCES CORPORATION
(Registrant)
Date:	October 25, 2019	By:	/s/ SCOTT B. ULLEM
Scott B. Ullem Chief Financial Officer (Principal Financial Officer)
Date:	October 25, 2019	By:	/s/ ROBERT W.A. SELLERS
Robert W.A. Sellers Corporate Controller (Principal Accounting Officer)

EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

Exhibit No.	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Represents management contract or compensatory plan