Form 10-Q
period 2020-03-31
Edwards Lifesciences Corp
filed 2020-04-28
CIK 1099800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The number of shares outstanding of the registrant's common stock, $1.00 par value, as of April 22, 2020 was 206,554,751.

EDWARDS LIFESCIENCES CORPORATION
FORM 10-Q
For the quarterly period ended March 31, 2020

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements contained in this report to be covered by the safe harbor provisions of such Acts. All statements other than statements of historical fact in this report or referred to or incorporated by reference into this report are "forward-looking statements" for purposes of these sections. These statements include, among other things, the expected impact of COVID-19 on our business, any predictions, opinions, expectations, plans, strategies, objectives and any statements of assumptions underlying any of the foregoing relating to the company's current and future business and operations, including, but not limited to, financial matters, development activities, clinical trials and regulatory matters, manufacturing and supply operations, and product sales and demand. These statements can sometimes be identified by the use of the forward-looking words such as "may," "believe," "will," "expect," "project," "estimate," "should," "anticipate," "plan," "goal," "continue," "seek," "pro forma," "forecast," "intend," "guidance," "optimistic," "aspire," "confident," other forms of these words or similar words or expressions or the negative thereof. Statements of past performance, efforts, or results about which inferences or assumptions may be made can also be forward-looking statements and are not indicative of future performance or results; these statements can be identified by the use of words such as "preliminary," "initial," diligence," "industry-leading," "compliant," "indications," or "early feedback" or other forms of these words or similar words or expressions or the negative thereof. These forward-looking statements are subject to substantial risks and uncertainties that could cause our results or future business, financial condition, results of operations or performance to differ materially from our historical results or experiences or those expressed or implied in any forward-looking statements contained in this report. These risks and uncertainties include, but are not limited to: those associated with the COVID-19 pandemic, clinical trial or commercial results or new product approvals and therapy adoption; unpredictability of product launches; competitive dynamics; changes to reimbursement for the company's products; the company’s success in developing new products and avoiding manufacturing and quality issues; the impact of currency exchange rates; the timing or results of research and development and clinical trials; unanticipated actions by the U.S. Food and Drug Administration and other regulatory agencies; unexpected litigation impacts or expenses; and other risks detailed under “Risk Factors” in this quarterly report on Form 10-Q and in our annual report on Form 10-K for the year ended December 31, 2019, as such risks and uncertainties may be amended, supplemented or superseded from time to time by subsequent reports on Forms 10-Q and 8-K we file with the Securities and Exchange Commission from time to time. These forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections.

Unless otherwise indicated or otherwise required by the context, the terms "we," "our," "it," "its," "Company," "Edwards," and "Edwards Lifesciences" refer to Edwards Lifesciences Corporation and its subsidiaries.

Part I. Financial Information

Item 1.    Financial Statements
EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions, except par value; unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$662.9	$1,179.1
Short-term investments (Note 4)	368.2	337.8
Accounts and other receivables, net of allowances of $9.0 and $8.7, respectively	585.1	599.1
Inventories (Note 2)	662.2	640.9
Prepaid expenses	65.8	59.1
Other current assets	163.7	168.0
Total current assets	2,507.9	2,984.0
Long-term investments (Note 4)	587.8	585.5
Property, plant, and equipment, net	1,100.6	1,060.3
Operating lease right-of-use assets	75.5	80.1
Goodwill	1,166.2	1,167.7
Other intangible assets, net	334.8	336.5
Deferred income taxes	158.0	172.2
Other assets	145.3	101.8
Total assets	$6,076.1	$6,488.1
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 2)	$722.0	$876.9
Operating lease liabilities	24.9	25.5
Total current liabilities	746.9	902.4
Long-term debt	594.6	594.4
Contingent consideration liabilities (Note 5)	170.3	172.5
Taxes payable	239.3	236.6
Operating lease liabilities	55.7	58.9
Uncertain tax positions	175.9	171.7
Other long-term liabilities	192.3	203.3
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock, $.01 par value, authorized 50.0 shares, no shares outstanding	—	—
Common stock, $1.00 par value, 350.0 shares authorized, 218.5 and 218.1 shares issued, and 206.5 and 209.1 shares outstanding, respectively	218.5	218.1
Additional paid-in capital	1,675.9	1,623.3
Retained earnings	4,052.2	3,741.6
Accumulated other comprehensive loss (Note 9)	(152.0)	(156.0)
Treasury stock, at cost, 12.0 and 9.0 shares, respectively	(1,893.5)	(1,278.7)
Total stockholders' equity	3,901.1	4,148.3
Total liabilities and stockholders' equity	$6,076.1	$6,488.1
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in millions, except per share information; unaudited)

	Three Months Ended March 31,
	2020	2019
Net sales	$1,128.7	$993.0
Cost of sales	265.1	231.8
Gross profit	863.6	761.2
Selling, general, and administrative expenses	307.8	280.3
Research and development expenses	187.4	171.4
Intellectual property litigation expenses	12.5	4.6
Change in fair value of contingent consideration liabilities, net (Note 5)	(2.2)	6.7
Special charge (Note 3)	—	24.0
Operating income	358.1	274.2
Interest income, net	(4.5)	(2.0)
Other income, net	(1.9)	(1.8)
Income before provision for income taxes	364.5	278.0
Provision for income taxes	53.9	28.3
Net income	$310.6	$249.7
Share information (Note 10)
Earnings per share:
Basic	$1.49	$1.20
Diluted	$1.47	$1.18
Weighted-average number of common shares outstanding:
Basic	208.2	207.9
Diluted	211.7	212.2
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended March 31,
	2020	2019
Net income	$310.6	$249.7
Other comprehensive income (loss), net of tax (Note 9):
Foreign currency translation adjustments	2.3	(13.1)
Unrealized gain on hedges	6.6	7.2
Defined benefit pension plans	(0.2)	(0.1)
Unrealized (loss) gain on available-for-sale investments	(4.6)	3.3
Reclassification of net realized investment loss to earnings	(0.1)	—
Other comprehensive income (loss)	4.0	(2.7)
Comprehensive income	$314.6	$247.0
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net income	$310.6	$249.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24.5	20.6
Non-cash operating lease cost	6.7	5.7
Stock-based compensation (Note 7)	23.9	20.8
Change in fair value of contingent consideration liabilities, net (Note 5)	(2.2)	6.7
Deferred income taxes	3.6	5.8
Purchase of intellectual property (Note 3)	—	24.0
Other	14.7	(7.0)
Changes in operating assets and liabilities:
Accounts and other receivables, net	(4.2)	(45.8)
Inventories	(35.2)	(29.4)
Accounts payable and accrued liabilities	(144.4)	(242.2)
Income taxes	32.2	(16.3)
Prepaid expenses and other current assets	(5.7)	2.8
Other	(17.5)	6.1
Net cash provided by operating activities	207.0	1.5
Cash flows from investing activities
Capital expenditures	(82.2)	(42.2)
Purchases of held-to-maturity investments (Note 4)	(112.0)	(30.0)
Proceeds from held-to-maturity investments (Note 4)	100.2	20.0
Purchases of available-for sale investments (Note 4)	(150.9)	—
Proceeds from available-for-sale investments (Note 4)	127.8	56.1
Investments in intangible assets (Note 3)	—	(16.8)
Investments in trading securities, net	0.3	(1.9)
Investments in unconsolidated affiliates, net (Note 4)	(1.4)	(1.3)
Payment for acquisition option	—	(35.0)
Issuances of notes receivable	(16.6)	(0.7)
Other	0.1	2.3
Net cash used in investing activities	(134.7)	(49.5)
Cash flows from financing activities
Proceeds from issuance of debt, net	7.9	3.7
Payments on debt and finance lease obligations	(8.2)	(4.0)
Purchases of treasury stock	(614.8)	(5.7)
Proceeds from stock plans	29.1	45.0
Other	(0.4)	5.4
Net cash (used in) provided by financing activities	(586.4)	44.4
Effect of currency exchange rate changes on cash and cash equivalents	(2.1)	(1.3)
Net decrease in cash and cash equivalents	(516.2)	(4.9)
Cash and cash equivalents at beginning of period	1,179.1	714.1
Cash and cash equivalents at end of period	$662.9	$709.2
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions; unaudited)

	Common Stock		Treasury Stock
	Shares	Par Value	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2019	218.1	$218.1	9.0	$(1,278.7)	$1,623.3	$3,741.6	$(156.0)	$4,148.3
Net income						310.6		310.6
Other comprehensive income, net of tax							4.0	4.0
Common stock issued under equity plans	0.4	0.4			28.7			29.1
Stock-based compensation expense					23.9			23.9
Purchases of treasury stock			3.0	(614.8)				(614.8)
Balance at March 31, 2020	218.5	$218.5	12.0	$(1,893.5)	$1,675.9	$4,052.2	$(152.0)	$3,901.1
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

1.     BASIS OF PRESENTATION

The accompanying interim consolidated condensed financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the consolidated financial statements and notes included in Edwards Lifesciences Corporation's Annual Report on Form 10-K for the year ended December 31, 2019. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") have been condensed or omitted.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from these estimates. In particular, the Coronavirus disease 2019 pandemic has adversely impacted and is likely to further adversely impact nearly all aspects of our business and markets, including our workforce and operations and the operations of our customers, suppliers, and business partners.  The full extent to which the pandemic will directly or indirectly impact the Company's business, results of operations and financial condition, including sales, expenses, manufacturing, clinical trials, research and development costs, reserves and allowances, fair value measurements, asset impairment charges, contingent consideration obligations, and the effectiveness of the Company's hedging instruments, will depend on future developments that are highly uncertain and difficult to predict. These developments include, but are not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or address its impact, U.S. and foreign government actions to respond to the reduction in global economic activity, and how quickly and to what extent normal economic and operating conditions can resume.

In the opinion of management, the interim consolidated condensed financial statements reflect all adjustments considered necessary for a fair statement of the interim periods. All such adjustments are of a normal, recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

Recently Adopted Accounting Standards

In August 2018, the Financial Accounting Standards Board ("FASB") issued an amendment to the accounting guidance on cloud computing service arrangements. The guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance also requires an entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. The guidance was effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The adoption of this guidance on January 1, 2020 did not have a material impact on the Company's consolidated financial statements.

In August 2018, the FASB issued an amendment to the accounting guidance on fair value measurements. The guidance modifies the disclosure requirements on fair value measurements, including the removal of disclosures of the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. The guidance also adds certain disclosure requirements related to Level 3 fair value measurements. The guidance was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The adoption of this guidance on January 1, 2020 did not have a material impact on the Company's consolidated financial statements.

In June 2016, the FASB issued an amendment to the guidance on the measurement of credit losses on financial instruments. The amendment updates the guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the “incurred loss” model with an “expected loss” model. Accordingly, these financial assets will be presented at the net amount expected to be collected. The amendment also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than reducing the carrying amount under the current, other-than-temporary-impairment model. The guidance was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The adoption of this guidance on January 1, 2020 did not have a material impact on the Company's consolidated financial statements.

2.     OTHER CONSOLIDATED FINANCIAL STATEMENT DETAILS

Composition of Certain Financial Statement Captions

Components of selected captions in the consolidated condensed balance sheets consisted of the following (in millions):

	March 31, 2020	December 31, 2019
Inventories
Raw materials	$120.2	$118.0
Work in process	133.2	121.7
Finished products	408.8	401.2
	$662.2	$640.9

At March 31, 2020 and December 31, 2019, $112.7 million and $128.7 million, respectively, of the Company's finished products inventories were held on consignment.

	March 31, 2020	December 31, 2019
	(in millions)
Accounts payable and accrued liabilities
Accounts payable	$151.5	$180.4
Employee compensation and withholdings	166.3	295.8
Taxes payable (Note 11)	67.8	52.9
Property, payroll, and other taxes	52.4	51.4
Research and development accruals	51.0	51.4
Accrued rebates	51.6	67.1
Fair value of derivatives	6.6	6.4
Accrued marketing expenses	14.0	17.5
Litigation and insurance reserves	21.2	20.0
Accrued relocation costs	18.1	17.4
Accrued professional services	10.7	10.1
Accrued realignment reserves	13.9	16.7
Other accrued liabilities	96.9	89.8
	$722.0	$876.9

Supplemental Cash Flow Information
(in millions)

	Three Months Ended March 31,
	2020	2019
Cash paid during the year for:
Amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7.1	$6.1
Non-cash investing and financing transactions:
Right-of-use assets obtained in exchange for new lease liabilities	$4.5	$16.3
Capital expenditures accruals	$33.9	$15.7

3.     SPECIAL CHARGE

In March 2019, the Company recorded a $24.0 million charge related to the acquisition of early-stage transcatheter intellectual property and associated clinical and regulatory experience.

4.     INVESTMENTS

Debt Securities

Investments in debt securities at the end of each period were as follows (in millions):

	March 31, 2020				December 31, 2019
Held-to-maturity	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Bank time deposits	$112.0	$—	$—	$112.0	$100.2	$—	$—	$100.2

Available-for-sale
Bank time deposits	$13.1	$—	$—	$13.1	$13.1	$—	$—	$13.1
Commercial paper	49.8	—	—	49.8	34.3	—	—	34.3
U.S. government and agency securities	112.9	2.9	—	115.8	113.2	0.6	—	113.8
Foreign government bonds	1.7	—	—	1.7	1.7	—	—	1.7
Asset-backed securities	157.2	0.2	(1.5)	155.9	141.2	0.6	(0.1)	141.7
Corporate debt securities	479.2	1.0	(5.8)	474.4	487.0	2.3	(0.1)	489.2
Total	$813.9	$4.1	$(7.3)	$810.7	$790.5	$3.5	$(0.2)	$793.8

The cost and fair value of investments in debt securities, by contractual maturity, as of March 31, 2020, were as follows:

	Available-for-Sale
	Cost	Fair Value
	(in millions)
Due in 1 year or less	$256.7	$256.2
Due after 1 year through 5 years	395.1	393.0
Due after 5 years through 10 years	3.0	3.1
Instruments not due at a single maturity date	159.1	158.4
	$813.9	$810.7

Actual maturities may differ from the contractual maturities due to call or prepayment rights.
The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of March 31, 2020 and December 31, 2019, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	March 31, 2020
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Asset-backed securities	$116.3	$(1.5)	$—	$—	$116.3	$(1.5)
Corporate debt securities	331.0	(5.8)	—	—	331.0	(5.8)
	$447.3	$(7.3)	$—	$—	$447.3	$(7.3)

	December 31, 2019
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Asset-backed securities	$73.4	$(0.1)	$—	$—	$73.4	$(0.1)
Corporate debt securities	81.4	(0.1)	—	—	81.4	(0.1)
	$154.8	$(0.2)	$—	$—	$154.8	$(0.2)

Investments in Unconsolidated Affiliates

The Company has a number of equity investments in privately and publicly held companies. Investments in these unconsolidated affiliates are recorded in "Long-term Investments" on the consolidated condensed balance sheets, and are as follows:

	March 31, 2020	December 31, 2019
	(in millions)
Equity method investments
Cost	$11.5	$10.7
Equity in losses	(5.8)	(4.5)
Carrying value of equity method investments	5.7	6.2
Equity securities
Carrying value of non-marketable equity securities	27.6	23.1
Total investments in unconsolidated affiliates	$33.3	$29.3

Non-marketable equity securities consist of investments in privately held companies without readily determinable fair values, and are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. The Company recorded a downward adjustment of $0.7 million during the three months ended March 31, 2020 due to impairment. As of March 31, 2020, the Company had recorded accumulated upward adjustments of $2.0 million based on observable price changes, and accumulated downward adjustments of $2.6 million due to impairment and observable price changes.
During the three months ended March 31, 2020, the gross realized gains or losses from sales of available-for-sale investments were not material.
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

Financial instruments also include notes payable. As of March 31, 2020, the fair value of the notes payable, based on Level 2 inputs, was $665.5 million.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company's financial instruments which are measured at fair value on a recurring basis (in millions):

March 31, 2020	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1.1	$14.5	$—	$15.6
Available-for-sale investments:
Bank time deposits	—	13.1	—	13.1
Corporate debt securities	—	474.4	—	474.4
Asset-backed securities	—	155.9	—	155.9
U.S. government and agency securities	59.6	56.2	—	115.8
Foreign government bonds	—	1.7	—	1.7
Commercial paper	—	49.8	—	49.8
Investments held for deferred compensation plans	76.5	—	—	76.5
Derivatives	—	70.7	—	70.7
	$137.2	$836.3	$—	$973.5
Liabilities
Derivatives	$—	$6.6	$—	$6.6
Deferred compensation plans	76.5	—	—	76.5
Contingent consideration liabilities	—	—	170.3	170.3
	$76.5	$6.6	$170.3	$253.4
December 31, 2019
Assets
Cash equivalents	$0.7	$31.7	$—	$32.4
Available-for-sale investments:
Bank time deposits	—	13.1	—	13.1
Corporate debt securities	—	489.2	—	489.2
Asset-backed securities	—	141.7	—	141.7
U.S. government and agency securities	76.1	37.7	—	113.8
Foreign government bonds	—	1.7	—	1.7
Commercial paper	—	34.3	—	34.3
Investments held for deferred compensation plans	88.9	—	—	88.9
Derivatives	—	30.7	—	30.7
	$165.7	$780.1	$—	$945.8
Liabilities
Derivatives	$—	$6.4	$—	$6.4
Deferred compensation plans	88.7	—	—	88.7
Contingent consideration liabilities	—	—	172.5	172.5
	$88.7	$6.4	$172.5	$267.6

The following table summarizes the changes in fair value of the contingent consideration liabilities (in millions):

	Three Months Ended March 31,
	2020	2019
Balance at December 31	$172.5	$178.6
Changes in fair value	(2.2)	6.7
Balance at March 31	$170.3	$185.3

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

Contingent Consideration Liabilities

Certain of the Company's acquisitions involve contingent consideration arrangements. Payment of additional consideration is contingent upon the acquired company reaching certain performance milestones, such as attaining specified revenue levels or obtaining regulatory approvals. These contingent consideration liabilities are measured at estimated fair value using either a probability weighted discounted cash flow analysis or a Monte Carlo simulation model, both of which consider significant unobservable inputs. These inputs include (1) the discount rate used to present value the projected cash flows (ranging from 0.0% to 9.4%; weighted average of 3.2%), (2) the probability of milestone achievement (ranging from 1.3% to 99.6%; weighted average of 72.9%), (3) the projected payment dates (ranging from 2022 to 2026; weighted average of 2025), and (4) the volatility of future revenue (ranging from 37.0% to 40.0%; weighted average of 38.9%). The weighted average of each of the above inputs was determined based on the relative fair value of each obligation. The use of different assumptions could have a material effect on the estimated fair value amounts.

6.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses derivative financial instruments to manage interest rate and foreign currency risks, as summarized below. It is the Company's policy not to enter into derivative financial instruments for speculative purposes. Notional amounts are stated in United States dollar equivalents at spot exchange rates at the respective dates.

	Notional Amount
	March 31, 2020	December 31, 2019
	(in millions)
Foreign currency forward exchange contracts	$1,410.4	$1,336.5
Cross currency swap contracts	300.0	300.0

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

The Company uses foreign currency forward exchange contracts and cross currency swap contracts to manage its exposure to changes in currency exchange rates from (a) future cash flows associated with intercompany transactions and certain local currency expenses expected to occur within the next 13 months (designated as cash flow hedges), (b) its net investment in certain foreign subsidiaries (designated as net investment hedges) and (c) foreign currency denominated assets or liabilities (designated as fair value hedges). The Company also uses foreign currency forward exchange contracts that are not designated as hedging instruments to offset the transaction gains and losses associated with certain assets and liabilities denominated in currencies other than their functional currencies (resulting principally from intercompany and local currency transactions).

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

The following table presents the location and fair value amounts of derivative instruments reported in the consolidated condensed balance sheets (in millions):

		Fair Value
Derivatives designated as hedging instruments	Balance Sheet Location	March 31, 2020	December 31, 2019
Assets
Foreign currency contracts	Other current assets	$22.2	$14.2
Foreign currency contracts	Other assets	$3.9	$3.2
Cross currency swap contracts	Other assets	$44.6	$13.3
Liabilities
Foreign currency contracts	Accounts payable and accrued liabilities	$6.6	$6.4

The following table presents the effect of master-netting agreements and rights of offset on the consolidated condensed balance sheets (in millions):

				Gross Amounts Not Offset in the Consolidated Balance Sheet
		Gross Amounts Offset in the Consolidated Balance Sheet
			Net Amounts Presented in the Consolidated Balance Sheet
March 31, 2020	Gross Amounts			Financial Instruments	Cash Collateral Received	Net Amount
Derivative assets
Foreign currency contracts	$26.1	$—	$26.1	$(6.6)	$—	$19.5
Cross currency swap contracts	$44.6	$—	$44.6	$—	$—	$44.6
Derivative liabilities
Foreign currency contracts	$6.6	$—	$6.6	$(6.6)	$—	$—
December 31, 2019
Derivative assets
Foreign currency contracts	$17.4	$—	$17.4	$(5.7)	$—	$11.7
Cross currency swap contracts	$13.3	$—	$13.3	$—	$—	$13.3
Derivative liabilities
Foreign currency contracts	$6.4	$—	$6.4	$(5.7)	$—	$0.7

The following tables present the effect of derivative and non-derivative hedging instruments on the consolidated condensed statements of operations and consolidated condensed statements of comprehensive income (in millions):

	Amount of Gain or (Loss) Recognized in OCI on Derivative			Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended March 31,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Three Months Ended March 31,

	2020	2019		2020	2019
Cash flow hedges
Foreign currency contracts	$17.5	$12.9	Cost of sales	$6.1	$7.6
			Selling, general, and administrative expenses	$0.8	$0.3

	Amount of Gain or (Loss) Recognized in OCI on Derivative			Amount of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31,		Location of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)	Three Months Ended March 31,

	2020	2019		2020	2019
Net investment hedges
Cross currency swap contracts	$31.3	$5.3	Interest income, net	$1.7	$1.6

The cross currency swaps have an expiration date of June 15, 2028. At maturity of the cross currency swap contracts, the Company will deliver the notional amount of €257.2 million and will receive $300.0 million from the counterparties. The Company will receive semi-annual interest payments from the counterparties based on a fixed interest rate until maturity of the agreements.

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended March 31,
	Location of Gain or (Loss) Recognized in Income on Derivative
Fair value hedges		2020	2019
Foreign currency contracts	Other income, net	$1.7	$(0.9)

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended March 31,
	Location of Gain or (Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments		2020	2019
Foreign currency contracts	Other income, net	$8.6	$(1.5)

The following tables present the effect of cash flow hedge accounting on the consolidated condensed statements of operations (in millions):

	Location and Amount of Gain or (Loss) Recognized in Income on Cash Flow Hedging Relationships
	Three Months Ended March 31, 2020
	Cost of sales	Selling, general, and administrative expenses	Interest expense (income), net	Other Income, net

Total amounts of income and expense line items presented in the consolidated condensed statements of operations in which the effects of fair value or cash flow hedges are recorded	$(265.1)	$(307.8)	$4.5	$1.9
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships:
Foreign currency contracts:
Hedged items	—	—	—	(0.7)
Derivatives designated as hedging instruments	—	—	—	0.7
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach	—	—	—	1.0
Gain (loss) on cash flow hedging relationships:
Foreign currency contracts:
Amount of gain (loss) reclassified from accumulated OCI into income	$6.1	$0.8	$—	$—

	Location and Amount of Gain or (Loss) Recognized in Income on Cash Flow Hedging Relationships
	Three Months Ended March 31, 2019
	Cost of sales	Selling, general, and administrative expenses	Other Income, net

Total amounts of income and expense line items presented in the consolidated condensed statements of operations in which the effects of fair value or cash flow hedges are recorded	$(231.8)	$(280.3)	$1.8
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships:
Foreign currency contracts:
Hedged items	—	—	1.8
Derivatives designated as hedging instruments	—	—	(1.8)
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach	—	—	0.9
Gain (loss) on cash flow hedging relationships:
Foreign currency contracts:
Amount of gain (loss) reclassified from accumulated OCI into income	$7.6	$0.3	$—

The Company expects that during the next twelve months it will reclassify to earnings a $8.9 million gain currently recorded in "Accumulated Other Comprehensive Loss."

7.    STOCK-BASED COMPENSATION

Stock-based compensation expense related to awards issued under the Company's incentive compensation plans for the three months ended March 31, 2020 and 2019 was as follows (in millions):

	Three Months Ended March 31,
	2020	2019
Cost of sales	$4.6	$4.0
Selling, general, and administrative expenses	14.4	12.7
Research and development expenses	4.9	4.1
Total stock-based compensation expense	$23.9	$20.8

At March 31, 2020, the total remaining compensation cost related to nonvested stock options, restricted stock units, market-based restricted stock units, performance-based restricted stock units, and employee stock purchase plan ("ESPP") subscription awards amounted to $119.1 million, which will be amortized on a straight-line basis over the weighted-average remaining requisite service period of 28 months.

Fair Value Disclosures

The following table includes the weighted-average grant-date fair values of stock options granted during the periods indicated and the related weighted-average assumptions used in the Black-Scholes option pricing model:

Option Awards	Three Months Ended March 31,
	2020	2019
Average risk-free interest rate	1.4%	2.5%
Expected dividend yield	None	None
Expected volatility	29.7%	29.2%
Expected term (years)	5.2	5.2
Fair value, per option	$68.36	$54.03

The following table includes the weighted-average grant-date fair values for ESPP subscriptions granted during the periods indicated and the related weighted-average assumptions used in the Black-Scholes option pricing model:

ESPP	Three Months Ended March 31,
	2020	2019
Average risk-free interest rate	1.6%	2.4%
Expected dividend yield	None	None
Expected volatility	31.9%	25.3%
Expected term (years)	0.6	0.6
Fair value, per share	$47.14	$48.83

8.    COMMITMENTS AND CONTINGENCIES

On January 28, 2019, Abbott Cardiovascular Systems, Inc. and Evalve, Inc., both subsidiaries of Abbott Laboratories (collectively "Abbott"), filed a lawsuit against Edwards Lifesciences Corporation and Edwards Lifesciences, LLC, (“Edwards”) in the Federal District Court in the District of Delaware alleging that the Edwards PASCAL heart valve repair system infringes certain claims of Abbott’s U.S. Patent Nos. 7,288,097, 6,752,813, 7,563,267, 7,736,388, and 8,057,493, and seeking unspecified monetary damages and preliminary and permanent injunctive relief. Thereafter, Abbott sought a preliminary injunction and a temporary restraining order and the court denied these requests. Subsequently, Abbott dropped the 8,057,493 patent from the lawsuit. Trial was scheduled for May 6, 2020, but that date has been continued to a future date to be determined by the court.

On January 28, 2019, Abbott and its Abbott Medical UK Limited subsidiary (inclusively and collectively also "Abbott”) filed a lawsuit in the United Kingdom in the High Court of Justice, Chancery Division, Patents Court, against Edwards Lifesciences Limited, alleging that the Edwards PASCAL heart valve repair system infringes certain claims of Abbott’s UK national patents arising from EP 1 624 810 B1 (the " ‘810 patent") and EP 1 408 850 B1 (the “ ‘850 patent”).  Abbott requested a preliminary injunction and the High Court denied this request. On March 12, 2020, the High Court ruled in favor of Abbott and Edwards will appeal.

On January 28, 2019, Abbott Medical GmbH (inclusively and collectively also "Abbott”) filed a lawsuit in the District Court in Düsseldorf, Germany against Edwards Lifesciences Corporation and its German subsidiary, Edwards Lifesciences Services GmbH, alleging that the Edwards PASCAL heart valve repair system infringes certain claims of Abbott’s German national patents arising from the ‘810 and ‘850 European patents. The District Court has rescheduled the trial for the '810 patent from March 19, 2020 to July 14, 2020, which is the same trial date as that for the '850 patent.  On March 15, 2019, Edwards filed a lawsuit in the German Patent Court in Munich, Germany, alleging that Abbott’s ‘850 patent is invalid. The Abbott ‘810 patent is subject to opposition proceedings at the European Patent Office, where a first instance opposition panel determined that the '810 patent was valid with amendment. Edwards has appealed.

On January 28, 2019, Abbott and Abbott Medical AG (inclusively and collectively also "Abbott”) filed a lawsuit in the Federal Patent Court in St. Gallen, Switzerland against Edwards Lifesciences AG, Edwards Lifesciences Technology Sàrl, Edwards Lifesciences IPRM AG, and Mitral Valve Technologies Sàrl, alleging that the Edwards PASCAL heart valve repair system infringes Abbott’s Swiss national patents arising from the same European patents.  The court subsequently denied Abbott’s request on the ‘810 patent and granted Abbott's request for a preliminary injunction on the '850 patent, which Edwards appealed. The appellate court declined to reverse the preliminary injunction grant. The Federal Patent Court has scheduled the trial on the merits for April 2021.

On January 28, 2019, Abbott Cardiovascular System Inc., Abbott Medical Italia S.p.A and Evalve Inc. (inclusively and collectively also "Abbott”) filed a lawsuit in the Civil Court of Milan, Italy against Edwards Lifesciences Corporation, Edwards Lifesciences LLC, and Edwards Lifesciences Italia SpA, alleging that the Edwards PASCAL heart valve repair system infringes Abbott’s Italian national patent arising from its ‘850 European patent. The lawsuit seeks a preliminary injunction. The Company intends to defend itself vigorously in all of the above matters with Abbott.

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

On February 14, 2020, Abbott and its Abbott Medical Ireland Limited subsidiary (inclusively and collectively also "Abbott”) filed a lawsuit in The Commercial High Court of Dublin, Ireland, against Edwards and Edwards Lifesciences Ireland Limited alleging that the Edwards PASCAL heart valve repair system infringes certain claims of Abbott’s Irish national patent arising from the ‘810 patent.  A trial date has been scheduled for January 12, 2021. The Company intends to defend itself vigorously in this matter.

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

9.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table is a summary of activity for each component of "Accumulated Other Comprehensive Loss" for the three months ended March 31, 2020 (in millions):

	Foreign Currency Translation Adjustments	Unrealized Gain on Hedges	Unrealized Gain (Loss) on Available-for-sale Investments	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
December 31, 2019	$(154.8)	$12.5	$1.7	$(15.4)	$(156.0)
Other comprehensive gain (loss) before reclassifications	11.6	19.0	(6.3)	(0.2)	24.1
Amounts reclassified from accumulated other comprehensive loss	(1.7)	(8.6)	(0.1)	—	(10.4)
Deferred income tax (expense) benefit	(7.6)	(3.8)	1.7	—	(9.7)
March 31, 2020	$(152.5)	$19.1	$(3.0)	$(15.6)	$(152.0)

The following table provides information about amounts reclassified from "Accumulated Other Comprehensive Loss" (in millions):

	Three Months Ended March 31,
			Affected Line on Consolidated Condensed Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	2020	2019
Foreign currency translation adjustments	$1.7	$1.6	Other income, net
	(0.4)	(0.4)	Provision for income taxes
	$1.3	$1.2	Net of tax
Gain on hedges	$6.1	$7.6	Cost of sales
	0.8	0.3	Selling, general, and administrative expenses
	1.7	(0.9)	Other income, net
	8.6	7.0	Total before tax
	(1.9)	(2.0)	Provision for income taxes
	$6.7	$5.0	Net of tax
Gain (loss) on available-for-sale investments	$0.1	$—	Other income, net
	(0.2)	—	Provision for income taxes
	$(0.1)	$—	Net of tax

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

The table below presents the computation of basic and diluted earnings per share (in millions, except for per share information):

	Three Months Ended March 31,
	2020	2019
Basic:
Net income	$310.6	$249.7
Weighted-average shares outstanding	208.2	207.9
Basic earnings per share	$1.49	$1.20
Diluted:
Net income	$310.6	$249.7
Weighted-average shares outstanding	208.2	207.9
Dilutive effect of stock plans	3.5	4.3
Dilutive weighted-average shares outstanding	211.7	212.2
Diluted earnings per share	$1.47	$1.18

Stock options, restricted stock units, and market-based restricted stock units to purchase 0.7 million and 0.2 million shares for the three months ended March 31, 2020 and 2019, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

11.    INCOME TAXES

The Company's effective income tax rates were 14.8% and 10.2% for the three months ended March 31, 2020 and 2019, respectively. The effective rates for the three months ended March 31, 2020 and 2019 were lower than the federal statutory rate of 21% primarily due to (1) the tax benefit from employee share-based compensation, (2) foreign earnings taxed at lower rates, and (3) Federal and California research and development credits. The effective rates include a tax benefit from employee share-based compensation of $10.3 million and $19.0 million for the three months ended March 31, 2020 and 2019, respectively.

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

As of March 31, 2020 and December 31, 2019, the gross liability for income taxes associated with uncertain tax positions was $211.9 million and $203.1 million, respectively. The Company estimates that these liabilities would be reduced by $57.0 million and $50.1 million, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, and timing adjustments. The net amounts of $154.9 million and $153.0 million, respectively, if not required, would favorably affect the Company's effective tax rate.

The Internal Revenue Service began its examination of the 2015 and 2016 tax years during the fourth quarter of 2018 and its examination of the 2017 tax year during the first quarter of 2019. As of March 31, 2020, all material state, local, and foreign income tax matters have been concluded for years through 2010.

During 2018, the Company executed an Advance Pricing Agreement ("APA") between the United States and Switzerland governments for tax years 2009 through 2020 covering various transfer pricing matters. Certain intercompany transactions covering tax years 2015 through 2020 were not resolved and those related tax positions remain uncertain. These transfer pricing matters may be significant to the Company's consolidated condensed financial statements. Based upon the information currently available and numerous possible outcomes, the Company cannot reasonably estimate what, if any, changes in its existing uncertain tax positions may occur in the next 12 months and, therefore, has recorded the gross uncertain tax positions as a long-term liability.

In addition, the Company executed other APAs as follows: during 2017, an APA between the United States and Japan covering tax years 2015 through 2019; and during 2018, APAs between Japan and Singapore and between Switzerland and Japan covering tax years 2015 through 2019. The Company has filed or intends to file to renew these APAs for the years 2020 and forward. The execution of some or all of these APAs depends on a number of variables outside of the Company's control.

12.    SEGMENT INFORMATION

Edwards Lifesciences conducts operations worldwide and is managed in the following geographical regions: United States, Europe, Japan, and Rest of World. All regions sell products that are used to treat advanced cardiovascular disease.

The Company's geographic segments are reported based on the financial information provided to the Chief Operating Decision Maker (the Chief Executive Officer). The Company evaluates the performance of its geographic segments based on net sales and income before provision for income taxes ("pre-tax income"). The accounting policies of the segments are substantially the same as those described in Note 2 of the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2019. Segment net sales and segment pre-tax income are based on internally derived standard foreign exchange rates, which may differ from year to year, and do not include inter-segment profits. Because of the interdependence of the reportable segments, the operating profit as presented may not be representative of the geographical distribution that would occur if the segments were not interdependent. Net sales by geographic area are based on the location of the customer.

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

The table below presents information about Edwards Lifesciences' reportable segments (in millions):

	Three Months Ended March 31,
	2020	2019
Segment Net Sales
United States	$667.4	$562.8
Europe	247.5	227.3
Japan	109.8	99.2
Rest of World	104.4	96.8
Total segment net sales	$1,129.1	$986.1
Segment Operating Income
United States	$464.8	$383.3
Europe	128.0	119.4
Japan	71.7	61.0
Rest of World	34.9	30.8
Total segment operating income	$699.4	$594.5

The table below presents reconciliations of segment net sales to consolidated net sales and segment operating income to consolidated pre-tax income (in millions):

	Three Months Ended March 31,
	2020	2019
Net Sales Reconciliation
Segment net sales	$1,129.1	$986.1
Foreign currency	(0.4)	6.9
Consolidated net sales	$1,128.7	$993.0
Pre-tax Income Reconciliation
Segment operating income	$699.4	$594.5
Unallocated amounts:
Corporate items	(340.7)	(299.8)
Special charge (Note 3)	—	(24.0)
Intellectual property litigation expenses	(12.5)	(4.6)
Change in fair value of contingent consideration liabilities, net	2.2	(6.7)
Foreign currency	9.7	14.8
Consolidated operating income	358.1	274.2
Non-operating income	6.4	3.8
Consolidated pre-tax income	$364.5	$278.0

Enterprise-wide Information

Enterprise-wide information is based on actual foreign exchange rates used in the Company's consolidated condensed financial statements.

	Three Months Ended March 31,
	2020	2019
	(in millions)
Net Sales by Geographic Area
United States	$667.4	$562.8
Europe	249.3	234.7
Japan	110.0	98.4
Rest of World	102.0	97.1
	$1,128.7	$993.0
Net Sales by Major Product and Service Area
Transcatheter Aortic Valve Replacement	$742.2	$597.7
Transcatheter Mitral and Tricuspid Therapies	10.5	4.3
Surgical Structural Heart	193.4	214.7
Critical Care	182.6	176.3
	$1,128.7	$993.0

	March 31, 2020	December 31, 2019
	(in millions)
Long-lived Tangible Assets by Geographic Area
United States	$919.6	$849.1
Europe	117.0	101.5
Japan	21.0	21.7
Rest of World	263.8	269.4
	$1,321.4	$1,241.7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview

The following discussion and analysis contains forward-looking statements within the meaning of the federal securities laws, and should be read in conjunction with the disclosures we make concerning risks and other factors that may affect our business and operating results. See “Note Regarding Forward-Looking Statements” preceding Part I, Item 1 in this Quarterly Report on Form 10-Q.

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

Financial Highlights and COVID-19
In March 2020, the World Health Organization categorized the Coronavirus disease 2019 ("COVID-19") as a pandemic. COVID-19 continues to spread throughout the United States and other countries across the world, and the duration and severity of its effects are currently unknown. The global pandemic has adversely impacted and is likely to further adversely impact nearly all aspects of our business and markets, including our workforce and operations and the operations of our customers, suppliers, and business partners. Our priority has been to support our clinician partners, protect the well-being of our employees, and maintain continuous access to our life-saving technologies while offering front-line in-hospital support. Our manufacturing operations have responded to impacts related to COVID-19, and we have been able to supply our technologies around the world. Across the organization, we are proactively managing inventory, assessing alternative logistics options, and closely monitoring the supply of components.

TAVR and Surgical procedure volumes in March 2020 varied greatly by geography, and even by hospital, as patients and their physicians analyzed the trade-off between aortic stenosis and their concern for COVID-19. In the last few weeks of the first quarter of 2020, procedure volumes related to our TAVR and Surgical products dropped significantly. In Critical Care, there was greater demand in Europe for our pressure monitoring products, while demand for other Critical Care products began to decrease at the end of the first quarter of 2020 due to COVID-19.

Despite the challenges associated with COVID-19, our net sales for the first quarter of 2020 were $1.1 billion, representing an increase of $135.7 million over the first quarter of 2019. Our sales growth was driven by our TAVR products, primarily increased sales of the Edwards SAPIEN 3 Ultra valve.

The increase from the prior year period in our diluted earnings per share was primarily driven by the aforementioned sales growth. In addition, the first quarter of 2019 includes the $24 million acquisition of early-stage transcatheter intellectual property for our transcatheter structural heart programs.

We are closely monitoring the impact of COVID-19 on all aspects of our business and geographies, including its impact on our customers, employees, suppliers, vendors, business partners and distribution channels. The extent to which the COVID-19 global pandemic impacts our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and are difficult to predict; these developments include, but are not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or address its impact, U.S. and foreign government actions to respond to the reduction in global economic activity, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts on our financial condition and results of operations. For more information on the risks associated with COVID-19, refer to Part II, Item 1A, "Risk Factors" herein.

Healthcare Environment, Opportunities, and Challenges

The medical technology industry is highly competitive and continues to evolve. Our success is measured both by the development of innovative products and the value we bring to our stakeholders. We are committed to developing new technologies and providing innovative patient care, and we are committed to defending our intellectual property in support of those developments. In the first three months of 2020, we invested 16.6% of our net sales in research and development.

New Accounting Standards

For information on new accounting standards, see Note 1 to the "Consolidated Condensed Financial Statements."

Results of Operations

Net Sales Trends
(dollars in millions)

	Three Months Ended March 31,
				Percent Change
	2020	2019	Change
United States	$667.4	$562.8	$104.6	18.6%
Europe	249.3	234.7	14.6	6.1%
Japan	110.0	98.4	11.6	11.8%
Rest of World	102.0	97.1	4.9	5.3%
International	461.3	430.2	31.1	7.2%
Total net sales	$1,128.7	$993.0	$135.7	13.7%

International net sales include the impact of foreign currency exchange rate fluctuations. The impact of foreign currency exchange rate fluctuations on net sales is not necessarily indicative of the impact on net income due to the corresponding effect of foreign currency exchange rate fluctuations on international manufacturing and operating costs, and our hedging activities.

Net Sales by Product Group
(dollars in millions)

	Three Months Ended March 31,
				Percent Change
	2020	2019	Change
Transcatheter Aortic Valve Replacement	$742.2	$597.7	$144.5	24.2%
Transcatheter Mitral and Tricuspid Therapies	10.5	4.3	6.2	NM
Surgical Structural Heart	193.4	214.7	(21.3)	(9.9)%
Critical Care	182.6	176.3	6.3	3.6%
Total net sales	$1,128.7	$993.0	$135.7	13.7%

NM - Not meaningful
Transcatheter Aortic Valve Replacement
Net sales of TAVR products increased for the three months ended March 31, 2020 due primarily to:

•	higher sales of the Edwards SAPIEN 3 Ultra System following its regulatory approval in the United States (December 2018) and in Europe (November 2018); and

•	higher sales of the Edwards SAPIEN 3 valve, particularly in the United States, driven by strong therapy adoption;

Our global TAVR sales growth through early March 2020 was consistent with our fourth quarter 2019 global growth rate. During the last few weeks of the first quarter of 2020, procedures dropped significantly as the result of COVID-19 disruptions. TAVR procedure volumes in March 2020 varied greatly by geography and by hospital, as patients and their physicians analyzed the trade-off between aortic stenosis and their concern for COVID-19.

The launch of the Edwards SAPIEN 3 Ultra System continued to be very positive in the first quarter of 2020. However, to ensure the safety of our employees and clinician partners from the threat of COVID-19, we have decided to pause proctoring at centers that are not already trained on the device.

Transcatheter Mitral and Tricuspid Therapies
Net sales of TMTT products increased for the three months ended March 31, 2020 due primarily to sales of the Edwards PASCAL transcatheter valve repair system in Europe, which received CE Mark in February 2019.

At the end of March 2020, we temporarily paused new enrollments in our active pivotal clinical trials of transcatheter mitral and tricuspid therapies in response to the COVID-19 response around the globe. We are coordinating closely with the trials' clinical investigators, and the decision to resume enrollments in the trials will be made in consultation with each investigator and hospital at the time when their clinicians' and patients' needs can be better served.

Surgical Structural Heart
Net sales of Surgical products decreased for the three months ended March 31, 2020 due primarily to decreased sales of aortic tissue valves, primarily in the United States and Europe, as customers have converted to TAVR. In addition, there was a deceleration in sales of all of our surgical products in the last few weeks of March 2020 related to COVID-19. These decreases were partially offset by increased sales of the INSPIRIS RESILIA aortic valve, primarily in the United States.

In Europe, our HARPOON Beating Heart Mitral Valve Repair System became available commercially at the end of 2019, and we plan to expand the launch as the COVID-19 environment stabilizes. In addition, we received United States Food and Drug Administration approval in April 2020 to begin our U.S. pivotal IDE study. HARPOON offers the potential for earlier treatment of degenerative mitral valve disease, with faster recovery and more consistent outcomes for surgical patients.

Critical Care
The increase in net sales of Critical Care products was driven by our core hemodynamic products, primarily pressure monitoring devices in Europe. On April 18, 2019, we completed the acquisition of CAS Medical Systems, Inc. ("CASMED"). CASMED is a medical technology company dedicated to non-invasive monitoring of tissue oxygenation in the brain. Our sales for the three months ended March 31, 2020 included $5.7 million related to CASMED.

Demand for our enhanced surgical recovery products began to fall significantly in the last few weeks of the first quarter of 2020 as many surgical procedures were delayed due to COVID-19. We have also seen some delay in orders of our HemoSphere advanced monitoring platform in the United States as hospitals limit their capital spending as they focus on COVID-19.

Gross Profit
The decrease in gross profit as a percentage of net sales for the three months ended March 31, 2020 was driven primarily by (1) a 0.3 percentage point decrease due to the impact of foreign currency exchange rate fluctuations, including the settlement of foreign currency hedging contracts, (2) increased inventory reserves, and (3) European Medical Device Regulations costs. These decreases were partially offset by a 0.7 percentage point increase due to an improved product mix in the United States, driven by TAVR products.

Selling, General, and Administrative ("SG&A") Expenses
The increase in SG&A expenses for the three months ended March 31, 2020 was due primarily to higher transcatheter structural heart field personnel-related costs, primarily in the United States and Europe. These increases were partially offset by the impact of foreign currency, which decreased expenses by $2.9 million primarily due to the strengthening of the United States dollar against multiple currencies, primarily the Euro. The decrease in SG&A expenses as a percentage of sales was primarily due to leverage from our higher sales performance, primarily TAVR sales in the United States.

Research and Development ("R&D") Expenses
The increase in R&D expenses and ratio as a percentage of net sales for the three months ended March 31, 2020 was due primarily to continued investments in our transcatheter mitral and tricuspid therapies.

Change in Fair Value of Contingent Consideration Liabilities, net

The change in fair value of contingent consideration liabilities resulted in income of $2.2 million for the three months ended March 31, 2020 and expense of $6.7 million for the three months ended March 31, 2019. The changes in fair value were primarily driven by credit spread assumptions (which increased during the first quarter of 2020), partially offset by discount rates (which decreased significantly in the first quarter of 2020) and the accretion of interest due to the passage of time. The changes to the credit spread and discount rate assumptions were primarily due to COVID-19. For further information, see Note 5 to the "Consolidated Condensed Financial Statements."

Special Charge

For information on special charges, see Note 3 to the "Consolidated Condensed Financial Statements."

Other Income, net
(in millions)

	Three Months Ended March 31,
	2020	2019
Foreign exchange gains, net	$(3.7)	$(2.0)
Loss on investments	1.8	0.1
Other	—	0.1
Other income, net	$(1.9)	$(1.8)
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

Provision for Income Taxes

The provision for income taxes consists of provisions for federal, state, and foreign income taxes. We operate in an international environment with significant operations in various locations outside the United States, which have statutory tax rates typically lower than the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.

Our effective income tax rate was 14.8% and 10.2% for the three months ended March 31, 2020 and 2019, respectively. The effective rates for the three months ended March 31, 2020 and 2019 were lower than the federal statutory rate of 21% primarily due to (1) the tax benefit from employee share-based compensation, (2) foreign earnings taxed at lower rates, and (3) Federal and California research and development credits.

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

The Internal Revenue Service began its examination of the 2015 and 2016 tax years during the fourth quarter of 2018 and its examination of the 2017 tax year during the first quarter of 2019. At March 31, 2020, all material state, local, and foreign income tax matters have been concluded for years through 2010.

During 2018, we executed an Advance Pricing Agreement ("APA") between the United States and Switzerland governments for tax years 2009 through 2020 covering various transfer pricing matters. Certain intercompany transactions covering tax years 2015 through 2020 were not resolved and those related tax positions remain uncertain. These transfer pricing matters may be significant to our consolidated financial statements. Based upon the information currently available and numerous possible outcomes, we cannot reasonably estimate what, if any, changes in our existing uncertain tax positions may occur in the next 12 months and, therefore, have recorded the gross uncertain tax positions as a longterm liability.

In addition, we executed other APAs as follows: during 2017, an APA between the United States and Japan covering tax years 2015 through 2019; and during 2018, APAs between Japan and Singapore and between Switzerland and Japan covering tax years 2015 through 2019. We have filed or intend to file to renew these APAs for the years 2020 and forward. The execution of some or all of these APAs depends on a number of variables outside of the Company's control.

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

As of March 31, 2020, cash and cash equivalents and short-term investments held in the United States and outside the United States were $566.9 million and $464.2 million, respectively.

In April 2018, we entered into a Five-Year Credit Agreement ("the Credit Agreement") which matures on April 28, 2023. The Credit Agreement provides up to an aggregate of $750.0 million in borrowings in multiple currencies. Subject to certain terms and conditions, we may increase the amount available under the Credit Agreement by up to an additional $250.0 million in the aggregate. As of March 31, 2020, there were no borrowings outstanding under the Credit Agreement.

In June 2018, we issued $600.0 million of 4.300% fixed-rate unsecured senior notes (the "2018 Notes") due June 15, 2028. As of March 31, 2020, the total carrying value of the 2018 Notes was $594.6 million.

From time to time, we repurchase shares of our common stock under share repurchase programs authorized by the Board of Directors. We consider several factors in determining when to execute share repurchases, including, among other things, expected dilution from stock plans, cash capacity, and the market price of our common stock. During the three months ended March 31, 2020, under the Board authorized program, we repurchased a total of 3.0 million shares at an aggregate cost of $614.7 million, and as of March 31, 2020, we had remaining authority to purchase $625.0 million of our common stock.

Certain of our business acquisitions involve contingent consideration arrangements. Payment of additional consideration in the future may be required, contingent upon the acquired company reaching certain performance milestones, such as attaining specified revenue levels, achieving product development targets, or obtaining regulatory approvals. For further information, see Note 5 to the "Consolidated Condensed Financial Statements."

At March 31, 2020, there had been no material changes in our significant contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Consolidated Cash Flows - For the three months ended March 31, 2020 and 2019:
Net cash flows provided by operating activities of $207.0 million for the three months ended March 31, 2020 increased $205.5 million over the same period last year due primarily to (1) a payment of $180.0 million in 2019 for a litigation settlement and (2) improved operating performance in 2020, partially offset by higher working capital needs in 2020.

Net cash used in investing activities of $134.7 million for the three months ended March 31, 2020 consisted primarily of (1) capital expenditures of $82.2 million and (2) net purchases of investments of $36.0 million.

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

Net cash used in financing activities of $586.4 million for the three months ended March 31, 2020 consisted primarily of purchases of treasury stock of $614.7 million, partially offset by proceeds from stock plans of $29.1 million.

Net cash provided by financing activities of $44.4 million for the three months ended March 31, 2019 consisted primarily of proceeds from stock plans of $45.0 million.

Critical Accounting Policies and Estimates

The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated condensed financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies and estimates which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 38-41 in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no significant changes from the information discussed therein.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk, Foreign Currency Risk, Credit Risk, and Concentrations of Risk

For a complete discussion of our exposure to interest rate risk, foreign currency risk, credit risk, and concentrations of risk, refer to Item 7A "Quantitative and Qualitative Disclosures About Market Risk" on pages 42-44 of our Annual Report on

Form 10-K for the year ended December 31, 2019. There have been no significant changes from the information discussed therein.

Investment Risk

We are exposed to investment risks related to changes in the underlying financial condition and credit capacity of certain of our investments. As of March 31, 2020, we had $922.7 million of investments in fixed-rate debt securities of various companies, of which $554.5 million were long-term. In addition, we had $33.3 million of investments in equity instruments of public and private companies. Should these companies experience a decline in financial performance, financial condition, or credit capacity, or fail to meet certain development milestones, including as a result of the impact of COVID-19 on their business or operations or otherwise, a decline in the investments' value may occur, resulting in unrealized or realized losses.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    Our management, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2020. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded as of March 31, 2020 that our disclosure controls and procedures are designed at a reasonable assurance level and effective in providing reasonable assurance that the information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information
Item 1.    Legal Proceedings

Please see Note 8 to the "Consolidated Condensed Financial Statements" of this Quarterly Report on Form 10-Q, which is incorporated by reference.

Item 1A.    Risk Factors

A description of the risk factors associated with our business is contained in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended December 31, 2019.  There have been no material changes to our Risk Factors as previously reported, except for the addition of the Risk Factor below.

We are subject to risks associated with public health threats and epidemics, including the novel coronavirus ("COVID-19").

We are subject to risks associated with public health threats and epidemics, including the global health concerns relating to the COVID-19 pandemic. The global pandemic has adversely impacted and is likely to further adversely impact nearly all aspects of our business and markets, including our workforce and operations and the operations of our customers, suppliers and business partners. In particular, we may experience material financial or operational impacts, including:

•	Significant volatility or reductions in demand for our products;

•	Impact on our clinical trial operations, which can in turn impact our pipeline milestones, regulatory clearances and approvals or expanded indications for use;

•	Delays in obtaining regulatory clearances and approvals to market our products;

•	The failure of third parties on which we rely to meet their obligations to the Company, or significant disruptions in their ability to do so; or

•
The inability to meet our customers’ needs due to disruptions to our operations or the operations of our third-party partners, suppliers, contractors, logistics partners or customers including disruptions to production, development, manufacturing, administrative and supply operations and arrangements.

The extent to which the COVID-19 global pandemic and measures taken in response thereto impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict; these developments include, but are not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or address its impact, U.S. and foreign government actions to respond to the reduction in global economic activity, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts on our financial condition and our results of operations and many of our known risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019 may be heightened.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (b)
January 1, 2020 through January 31, 2020	—	$—	—	$1,239.6
February 1, 2020 through February 29, 2020	1,201,161	228.72	1,200,600	965.0
March 1, 2020 through March 31, 2020	1,810,730	187.77	1,810,730	625.0
Total	3,011,891	204.10	3,011,330

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

EDWARDS LIFESCIENCES CORPORATION
(Registrant)
Date:	April 28, 2020	By:	/s/ SCOTT B. ULLEM
Scott B. Ullem Chief Financial Officer (Principal Financial Officer)
Date:	April 28, 2020	By:	/s/ ROBERT W.A. SELLERS
Robert W.A. Sellers Corporate Controller (Principal Accounting Officer)