Form 10-Q
period 2020-06-30
Edwards Lifesciences Corp
filed 2020-07-27
CIK 1099800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The number of shares outstanding of the registrant's common stock, $1.00 par value, as of July 22, 2020 was 621,740,581.

EDWARDS LIFESCIENCES CORPORATION
FORM 10-Q
For the quarterly period ended June 30, 2020

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements contained in this report to be covered by the safe harbor provisions of such Acts. All statements other than statements of historical fact in this report or referred to or incorporated by reference into this report are "forward-looking statements" for purposes of these sections. These statements include, among other things, the expected impact of COVID-19 on our business, any predictions, opinions, expectations, plans, strategies, objectives and any statements of assumptions underlying any of the foregoing relating to the company's current and future business and operations, including, but not limited to, financial matters, development activities, clinical trials and regulatory matters, manufacturing and supply operations, and product sales and demand. These statements can sometimes be identified by the use of the forward-looking words such as "may," "believe," "will," "expect," "project," "estimate," "should," "anticipate," "plan," "goal," "continue," "seek," "pro forma," "forecast," "intend," "guidance," "optimistic," "aspire," "confident," other forms of these words or similar words or expressions or the negative thereof. Statements of past performance, efforts, or results about which inferences or assumptions may be made can also be forward-looking statements and are not indicative of future performance or results; these statements can be identified by the use of words such as "preliminary," "initial," diligence," "industry-leading," "compliant," "indications," or "early feedback" or other forms of these words or similar words or expressions or the negative thereof. These forward-looking statements are subject to substantial risks and uncertainties that could cause our results or future business, financial condition, results of operations or performance to differ materially from our historical results or experiences or those expressed or implied in any forward-looking statements contained in this report. These risks and uncertainties include, but are not limited to: uncertainties regarding the severity and duration of the COVID-19 pandemic and its impact on our business and the economy generally, clinical trial or commercial results or new product approvals and therapy adoption; unpredictability of product launches; competitive dynamics; changes to reimbursement for the company's products; the company’s success in developing new products and avoiding manufacturing and quality issues; the impact of currency exchange rates; the timing or results of research and development and clinical trials; unanticipated actions by the U.S. Food and Drug Administration and other regulatory agencies; unexpected litigation impacts or expenses; and other risks detailed under “Risk Factors” in the quarterly report on Form 10-Q for the quarter ended March 31, 2020 and in our annual report on Form 10-K for the year ended December 31, 2019, as such risks and uncertainties may be amended, supplemented or superseded from time to time by subsequent reports on Forms 10-Q and 8-K we file with the Securities and Exchange Commission from time to time. These forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections.

Unless otherwise indicated or otherwise required by the context, the terms "we," "our," "it," "its," "Company," "Edwards," and "Edwards Lifesciences" refer to Edwards Lifesciences Corporation and its subsidiaries.

Part I. Financial Information

Item 1.    Financial Statements
EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions, except par value; unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$903.5	$1,179.1
Short-term investments (Note 5)	260.3	337.8
Accounts and other receivables, net of allowances of $9.3 and $8.7, respectively	567.9	599.1
Inventories (Note 2)	735.1	640.9
Prepaid expenses	57.3	59.1
Other current assets	166.2	168.0
Total current assets	2,690.3	2,984.0
Long-term investments (Note 5)	594.4	585.5
Property, plant, and equipment, net	1,195.6	1,060.3
Operating lease right-of-use assets	84.7	80.1
Goodwill	1,167.7	1,167.7
Other intangible assets, net	333.5	336.5
Deferred income taxes	204.1	172.2
Other assets	153.8	101.8
Total assets	$6,424.1	$6,488.1
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 2)	$849.4	$876.9
Operating lease liabilities	23.8	25.5
Total current liabilities	873.2	902.4
Long-term debt	594.7	594.4
Contingent consideration liabilities (Note 6)	189.9	172.5
Taxes payable	214.2	236.6
Operating lease liabilities	66.0	58.9
Uncertain tax positions	181.3	171.7
Other long-term liabilities (Note 2)	465.7	203.3
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock, $.01 par value, authorized 50.0 shares, no shares outstanding	—	—
Common stock, $1.00 par value, 1,050.0 shares authorized, 633.5 and 218.1 shares issued, and 621.4 and 209.1 shares outstanding, respectively (Note 1)	633.5	218.1
Additional paid-in capital	1,323.9	1,623.3
Retained earnings	3,930.3	3,741.6
Accumulated other comprehensive loss (Note 10)	(146.1)	(156.0)
Treasury stock, at cost, 12.1 and 9.0 shares, respectively	(1,902.5)	(1,278.7)
Total stockholders' equity	3,839.1	4,148.3
Total liabilities and stockholders' equity	$6,424.1	$6,488.1
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in millions, except per share information; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	$925.0	$1,086.9	$2,053.7	$2,079.9
Cost of sales	238.2	304.0	503.3	535.8
Gross profit	686.8	782.9	1,550.4	1,544.1
Selling, general, and administrative expenses	274.9	308.5	582.7	588.8
Research and development expenses	182.1	191.9	369.5	363.3
Intellectual property litigation expenses (Note 3)	379.9	7.0	392.4	11.6
Change in fair value of contingent consideration liabilities, net (Note 6)	19.6	8.0	17.4	14.7
Special charge (Note 4)	—	—	—	24.0
Operating (loss) income	(169.7)	267.5	188.4	541.7
Interest income, net	(1.8)	(2.4)	(6.3)	(4.4)
Other expense (income), net	0.3	(1.4)	(1.6)	(3.2)
(Loss) income before (benefit from) provision for income taxes	(168.2)	271.3	196.3	549.3
(Benefit from) provision for income taxes	(46.3)	29.0	7.6	57.3
Net (loss) income	$(121.9)	$242.3	$188.7	$492.0
Share information (Notes 1 and 11)
(Loss) earnings per share:
Basic	$(0.20)	$0.39	$0.30	$0.79
Diluted	$(0.20)	$0.38	$0.30	$0.77
Weighted-average number of common shares outstanding:
Basic	620.3	624.4	622.5	624.1
Diluted	620.3	636.2	627.7	636.4
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(121.9)	$242.3	$188.7	$492.0
Other comprehensive (loss) income, net of tax (Note 10):
Foreign currency translation adjustments	1.7	9.5	4.0	(3.6)
Unrealized loss on hedges	(7.3)	(9.0)	(0.7)	(1.8)
Defined benefit pension plans	—	—	(0.2)	(0.1)
Unrealized gain on available-for-sale investments	11.3	2.2	6.7	5.5
Reclassification of net realized investment loss to earnings	0.2	0.3	0.1	0.3
Other comprehensive income	5.9	3.0	9.9	0.3
Comprehensive (loss) income	$(116.0)	$245.3	$198.6	$492.3
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net income	$188.7	$492.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49.0	42.3
Non-cash operating lease cost	13.3	11.8
Stock-based compensation (Note 8)	48.7	43.1
Inventory write off	—	46.2
Change in fair value of contingent consideration liabilities, net (Note 6)	17.4	14.7
Deferred income taxes	(39.2)	12.9
Purchase of intellectual property (Note 4)	—	24.0
Other	4.8	(7.7)
Changes in operating assets and liabilities:
Accounts and other receivables, net	21.5	(89.2)
Inventories	(99.2)	(61.9)
Accounts payable and accrued liabilities	(135.3)	(10.6)
Income taxes	9.1	(3.5)
Prepaid expenses and other current assets	(0.3)	3.9
Litigation settlement accrual (Note 3)	367.9	(180.0)
Other	(8.2)	4.7
Net cash provided by operating activities	438.2	342.7
Cash flows from investing activities
Capital expenditures	(190.5)	(106.8)
Purchases of held-to-maturity investments (Note 5)	(112.0)	(30.0)
Proceeds from held-to-maturity investments (Note 5)	212.2	50.0
Purchases of available-for-sale investments (Note 5)	(275.7)	(75.4)
Proceeds from available-for-sale investments (Note 5)	255.0	190.8
Investments in intangible assets (Note 4)	—	(24.0)
Acquisition	—	(100.2)
Payment for acquisition option	(10.0)	(35.0)
Issuances of notes receivable	(21.9)	(5.4)
Other	(2.0)	(1.8)
Net cash used in investing activities	(144.9)	(137.8)
Cash flows from financing activities
Proceeds from issuance of debt, net	10.6	9.7
Payments on debt and finance lease obligations	(11.8)	(20.2)
Purchases of treasury stock	(623.8)	(262.0)
Proceeds from stock plans	67.4	86.5
Other	(4.7)	(1.0)
Net cash used in financing activities	(562.3)	(187.0)
Effect of currency exchange rate changes on cash and cash equivalents	(6.6)	(5.2)
Net (decrease) increase in cash and cash equivalents	(275.6)	12.7
Cash and cash equivalents at beginning of period	1,179.1	714.1
Cash and cash equivalents at end of period	$903.5	$726.8
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions; unaudited)

	Common Stock		Treasury Stock
	Shares	Par Value	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2019	218.1	$218.1	9.0	$(1,278.7)	$1,623.3	$3,741.6	$(156.0)	$4,148.3
Net income						310.6		310.6
Other comprehensive income, net of tax							4.0	4.0
Common stock issued under equity plans	0.4	0.4			28.7			29.1
Stock-based compensation expense					23.9			23.9
Purchases of treasury stock			3.0	(614.8)				(614.8)
Balance at March 31, 2020	218.5	$218.5	12.0	$(1,893.5)	$1,675.9	$4,052.2	$(152.0)	$3,901.1
Net loss						(121.9)		(121.9)
Other comprehensive income, net of tax							5.9	5.9
Common stock issued under equity plans	1.2	1.2			37.0			38.2
Stock-based compensation expense					24.8			24.8
Purchases of treasury stock			0.1	(9.0)				(9.0)
Stock issued to effect stock split (Note 1)	413.8	413.8			(413.8)			—
Balance at June 30, 2020	633.5	$633.5	12.1	$(1,902.5)	$1,323.9	$3,930.3	$(146.1)	$3,839.1
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions; unaudited)

	Common Stock		Treasury Stock
	Shares	Par Value	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2018	215.2	$215.2	7.5	$(1,015.4)	$1,384.4	$2,694.7	$(138.5)	$3,140.4
Net income						249.7		249.7
Other comprehensive loss, net of tax							(2.7)	(2.7)
Common stock issued under equity plans	0.8	0.8			44.2			45.0
Stock-based compensation expense					20.8			20.8
Purchases of treasury stock			0.1	(5.7)				(5.7)
Balance at March 31, 2019	216.0	$216.0	7.6	$(1,021.1)	$1,449.4	$2,944.4	$(141.2)	$3,447.5
Net income						242.3		242.3
Other comprehensive loss, net of tax							3.0	3.0
Common stock issued under equity plans	0.9	0.9			40.6			41.5
Stock-based compensation expense					22.3			22.3
Purchases of treasury stock			1.4	(256.3)	—			(256.3)
Balance at June 30, 2019	216.9	$216.9	9.0	$(1,277.4)	$1,512.3	$3,186.7	$(138.2)	$3,500.3
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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from these estimates. In particular, the novel Coronavirus ("COVID-19") pandemic has adversely impacted and is likely to further adversely impact nearly all aspects of our business and markets, including our workforce and operations and the operations of our customers, suppliers, and business partners.  The full extent to which the pandemic will directly or indirectly impact the Company's business, results of operations and financial condition, including sales, expenses, manufacturing, clinical trials, research and development costs, reserves and allowances, fair value measurements, asset impairment charges, contingent consideration obligations, and the effectiveness of the Company's hedging instruments, will depend on future developments that are highly uncertain and difficult to predict. These developments include, but are not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or address its impact, U.S. and foreign government actions to respond to the reduction in global economic activity, and how quickly and to what extent normal economic and operating conditions can resume.

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

Stock Split

On May 7, 2020, the Company’s Board of Directors declared a three-for-one stock split of its outstanding shares of common stock effected in the form of a stock dividend, distributed on May 29, 2020 to stockholders of record on May 18, 2020. The Company distributed two newly issued shares of common stock to holders of record of each share of common stock to effect the stock split. All applicable share and per-share amounts in the consolidated condensed financial statements and the notes to consolidated condensed financial statements have been retroactively adjusted to reflect this stock split. The consolidated condensed balance sheet as of December 31, 2019 and the consolidated condensed statements of stockholders’ equity for the six months ended June 30, 2019 have not been retroactively adjusted to reflect the stock split.

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

2.     OTHER CONSOLIDATED FINANCIAL STATEMENT DETAILS

Composition of Certain Financial Statement Captions

Components of selected captions in the consolidated condensed balance sheets consisted of the following (in millions):

	June 30, 2020	December 31, 2019
Inventories
Raw materials	$126.2	$118.0
Work in process	144.3	121.7
Finished products	464.6	401.2
	$735.1	$640.9

At June 30, 2020 and December 31, 2019, $121.4 million and $120.9 million, respectively, of the Company's finished products inventories were held on consignment.

	June 30, 2020	December 31, 2019
	(in millions)
Accounts payable and accrued liabilities
Accounts payable	$153.4	$180.4
Employee compensation and withholdings	198.9	295.8
Taxes payable (Note 12)	67.6	52.9
Property, payroll, and other taxes	43.6	51.4
Research and development accruals	51.5	51.4
Accrued rebates	50.0	67.1
Fair value of derivatives	6.4	6.4
Accrued marketing expenses	12.0	17.5
Litigation settlement (Note 3)	112.5	—
Litigation and insurance reserves	19.8	20.0
Accrued relocation costs	19.2	17.4
Accrued professional services	10.8	10.1
Accrued realignment reserves	13.1	16.7
Other accrued liabilities	90.6	89.8
	$849.4	$876.9

Other long-term liabilities
Litigation settlement (Note 3)	$255.4	$—
Deferred compensation	90.5	88.7
Pension liabilities	44.7	41.6
Deferred tax liabilities	36.8	36.9
Other	38.3	36.1
	$465.7	$203.3

Supplemental Cash Flow Information
(in millions)

	Six Months Ended June 30,
	2020	2019
Cash paid during the year for:
Amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14.1	$12.7
Non-cash investing and financing transactions:
Right-of-use assets obtained in exchange for new lease liabilities	$19.5	$23.5
Capital expenditures accruals	$41.7	$21.8

3.     INTELLECTUAL PROPERTY LITIGATION EXPENSES

On July 12, 2020, the Company reached an agreement with Abbott Laboratories and its direct and indirect subsidiaries ("Abbott") to, among other things, settle all outstanding patent disputes between the companies (the “Settlement Agreement”) in cases related to transcatheter mitral and tricuspid repair products. See Note 9 for additional information. The Settlement Agreement resulted in the Company recording an estimated $367.9 million pre-tax charge and related liability in June 2020 related to past damages. In addition, the Company will incur royalty expenses through May 2024 totaling an estimated $100 million. The Company made a one-time $100.0 million payment to Abbott in July 2020, and will make quarterly payments in future years.

4.     SPECIAL CHARGE

In March 2019, the Company recorded a $24.0 million charge related to the acquisition of early-stage transcatheter intellectual property and associated clinical and regulatory experience.

5.     INVESTMENTS

Debt Securities

Investments in debt securities at the end of each period were as follows (in millions):

	June 30, 2020				December 31, 2019
Held-to-maturity	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Bank time deposits	$—	$—	$—	$—	$100.2	$—	$—	$100.2

Available-for-sale
Bank time deposits	$33.2	$—	$—	$33.2	$13.1	$—	$—	$13.1
Commercial paper	47.5	—	—	47.5	34.3	—	—	34.3
U.S. government and agency securities	128.0	3.0	—	131.0	113.2	0.6	—	113.8
Foreign government bonds	1.7	—	—	1.7	1.7	—	—	1.7
Asset-backed securities	141.6	1.7	(0.1)	143.2	141.2	0.6	(0.1)	141.7
Corporate debt securities	458.0	7.4	(0.1)	465.3	487.0	2.3	(0.1)	489.2
Total	$810.0	$12.1	$(0.2)	$821.9	$790.5	$3.5	$(0.2)	$793.8

The cost and fair value of investments in debt securities, by contractual maturity, as of June 30, 2020, were as follows:

	Available-for-Sale
	Cost	Fair Value
	(in millions)
Due in 1 year or less	$259.1	$260.3
Due after 1 year through 5 years	402.2	410.5
Instruments not due at a single maturity date	148.7	151.1
	$810.0	$821.9

Actual maturities may differ from the contractual maturities due to call or prepayment rights.
The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of June 30, 2020 and December 31, 2019, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	June 30, 2020
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Asset-backed securities	$4.8	$(0.1)	$—	$—	$4.8	$(0.1)
Corporate debt securities	9.7	(0.1)	—	—	9.7	(0.1)
	$14.5	$(0.2)	$—	$—	$14.5	$(0.2)

	December 31, 2019
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Asset-backed securities	$73.4	$(0.1)	$—	$—	$73.4	$(0.1)
Corporate debt securities	81.4	(0.1)	—	—	81.4	(0.1)
	$154.8	$(0.2)	$—	$—	$154.8	$(0.2)

Investments in Unconsolidated Affiliates

The Company has a number of equity investments in privately and publicly held companies. Investments in these unconsolidated affiliates are recorded in "Long-term Investments" on the consolidated condensed balance sheets, and are as follows:

	June 30, 2020	December 31, 2019
	(in millions)
Equity method investments
Cost	$9.5	$10.7
Equity in losses	(4.3)	(4.5)
Carrying value of equity method investments	5.2	6.2
Equity securities
Carrying value of non-marketable equity securities	27.6	23.1
Total investments in unconsolidated affiliates	$32.8	$29.3

Non-marketable equity securities consist of investments in privately held companies without readily determinable fair values, and are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. The Company recorded an upward adjustment of

$1.8 million during the three and six months ended June 30, 2020 based on observable price changes, and a downward adjustment of $0.7 million during the six months ended June 30, 2020 due to an impairment. As of June 30, 2020, the Company had recorded accumulated upward adjustments of $3.8 million based on observable price changes, and accumulated downward adjustments of $2.6 million due to impairments and observable price changes.
During the three and six months ended June 30, 2020, the gross realized gains or losses from sales of available-for-sale investments were not material.
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

Financial instruments also include notes payable. As of June 30, 2020, the fair value of the notes payable, based on Level 2 inputs, was $718.5 million.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company's financial instruments which are measured at fair value on a recurring basis (in millions):

June 30, 2020	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$9.9	$18.0	$—	$27.9
Available-for-sale investments:
Bank time deposits	—	33.2	—	33.2
Corporate debt securities	—	465.3	—	465.3
Asset-backed securities	—	143.2	—	143.2
U.S. government and agency securities	59.2	71.8	—	131.0
Foreign government bonds	—	1.7	—	1.7
Commercial paper	—	47.5	—	47.5
Investments held for deferred compensation plans	89.9	—	—	89.9
Derivatives	—	52.0	—	52.0
	$159.0	$832.7	$—	$991.7
Liabilities
Derivatives	$—	$6.4	$—	$6.4
Deferred compensation plans	90.5	—	—	90.5
Contingent consideration liabilities	—	—	189.9	189.9
	$90.5	$6.4	$189.9	$286.8
December 31, 2019
Assets
Cash equivalents	$0.7	$31.7	$—	$32.4
Available-for-sale investments:
Bank time deposits	—	13.1	—	13.1
Corporate debt securities	—	489.2	—	489.2
Asset-backed securities	—	141.7	—	141.7
U.S. government and agency securities	76.1	37.7	—	113.8
Foreign government bonds	—	1.7	—	1.7
Commercial paper	—	34.3	—	34.3
Investments held for deferred compensation plans	88.9	—	—	88.9
Derivatives	—	30.7	—	30.7
	$165.7	$780.1	$—	$945.8
Liabilities
Derivatives	$—	$6.4	$—	$6.4
Deferred compensation plans	88.7	—	—	88.7
Contingent consideration liabilities	—	—	172.5	172.5
	$88.7	$6.4	$172.5	$267.6

The following table summarizes the changes in fair value of the contingent consideration liabilities (in millions):

	Six Months Ended June 30,
	2020	2019
Balance at December 31	$172.5	$178.6
Changes in fair value	17.4	14.7
Balance at June 30	$189.9	$193.3

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

Contingent Consideration Liabilities

Certain of the Company's acquisitions involve contingent consideration arrangements. Payment of additional consideration is contingent upon the acquired company reaching certain performance milestones, such as attaining specified revenue levels or obtaining regulatory approvals. These contingent consideration liabilities are measured at estimated fair value using either a probability weighted discounted cash flow analysis or a Monte Carlo simulation model, both of which consider significant unobservable inputs. These inputs include (1) the discount rate used to present value the projected cash flows (ranging from 0.1% to 9.3%; weighted average of 3.2%), (2) the probability of milestone achievement (ranging from 1.2% to 99.6%; weighted average of 73.0%), (3) the projected payment dates (ranging from 2022 to 2026; weighted average of 2025), and (4) the volatility of future revenue (ranging from 37.0% to 40.0%; weighted average of 38.9%). The weighted average of each of the above inputs was determined based on the relative fair value of each obligation. The use of different assumptions could have a material effect on the estimated fair value amounts.

7.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses derivative financial instruments to manage interest rate and foreign currency risks, as summarized below. It is the Company's policy not to enter into derivative financial instruments for speculative purposes. Notional amounts are stated in United States dollar equivalents at spot exchange rates at the respective dates.

	Notional Amount
	June 30, 2020	December 31, 2019
	(in millions)
Foreign currency forward exchange contracts	$1,297.7	$1,336.5
Cross currency swap contracts	300.0	300.0

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

The following table presents the location and fair value amounts of derivative instruments reported in the consolidated condensed balance sheets (in millions):

		Fair Value
Derivatives designated as hedging instruments	Balance Sheet Location	June 30, 2020	December 31, 2019
Assets
Foreign currency contracts	Other current assets	$11.4	$14.2
Foreign currency contracts	Other assets	$5.0	$3.2
Cross currency swap contracts	Other assets	$35.6	$13.3
Liabilities
Foreign currency contracts	Accounts payable and accrued liabilities	$6.4	$6.4

The following table presents the effect of master-netting agreements and rights of offset on the consolidated condensed balance sheets (in millions):

				Gross Amounts Not Offset in the Consolidated Balance Sheet
		Gross Amounts Offset in the Consolidated Balance Sheet
			Net Amounts Presented in the Consolidated Balance Sheet
June 30, 2020	Gross Amounts			Financial Instruments	Cash Collateral Received	Net Amount
Derivative assets
Foreign currency contracts	$16.4	$—	$16.4	$(5.1)	$—	$11.3
Cross currency swap contracts	$35.6	$—	$35.6	$—	$—	$35.6
Derivative liabilities
Foreign currency contracts	$6.4	$—	$6.4	$(5.1)	$—	$1.3
December 31, 2019
Derivative assets
Foreign currency contracts	$17.4	$—	$17.4	$(5.7)	$—	$11.7
Cross currency swap contracts	$13.3	$—	$13.3	$—	$—	$13.3
Derivative liabilities
Foreign currency contracts	$6.4	$—	$6.4	$(5.7)	$—	$0.7

The following tables present the effect of derivative and non-derivative hedging instruments on the consolidated condensed statements of operations and consolidated condensed statements of comprehensive income (loss) (in millions):

	Amount of Gain or (Loss) Recognized in OCI on Derivative			Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended June 30,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Three Months Ended June 30,

	2020	2019		2020	2019
Cash flow hedges
Foreign currency contracts	$(4.9)	$(2.1)	Cost of sales	$7.7	$11.3
			Selling, general, and administrative expenses	$0.9	$0.5

	Amount of Gain or (Loss) Recognized in OCI on Derivative			Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	Six Months Ended June 30,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Six Months Ended June 30,

	2020	2019		2020	2019
Cash flow hedges
Foreign currency contracts	$12.6	$10.8	Cost of sales	$13.8	$18.9
			Selling, general, and administrative expenses	$1.7	$0.8

	Amount of Gain or (Loss) Recognized in OCI on Derivative			Amount of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Three Months Ended June 30,		Location of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)	Three Months Ended June 30,

	2020	2019		2020	2019
Net investment hedges
Cross currency swap contracts	$(9.0)	$(3.2)	Interest income, net	$1.6	$1.7

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Amount of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Six Months Ended June 30,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Six Months Ended June 30,

	2020	2019		2020	2019
Net investment hedges
Cross currency swap contracts	$22.3	$2.1	Interest income, net	$3.3	$3.3

The cross currency swaps have an expiration date of June 15, 2028. At maturity of the cross currency swap contracts, the Company will deliver the notional amount of €257.2 million and will receive $300.0 million from the counterparties. The Company will receive semi-annual interest payments from the counterparties based on a fixed interest rate until maturity of the agreements.

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended June 30,
	Location of Gain or (Loss) Recognized in Income on Derivative
		2020	2019
Fair value hedges
Foreign currency contracts	Other expense (income), net	$(1.4)	$(3.3)

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Six Months Ended June 30,
	Location of Gain or (Loss) Recognized in Income on Derivative
		2020	2019
Fair value hedges
Foreign currency contracts	Other expense (income), net	$0.3	$(4.2)

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended June 30,
	Location of Gain or (Loss) Recognized in Income on Derivative
		2020	2019
Derivatives not designated as hedging instruments
Foreign currency contracts	Other expense (income), net	$(6.9)	$—

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Six Months Ended June 30,
	Location of Gain or (Loss) Recognized in Income on Derivative
		2020	2019
Derivatives not designated as hedging instruments
Foreign currency contracts	Other expense (income), net	$1.7	$(1.5)

The following tables present the effect of cash flow hedge accounting on the consolidated condensed statements of operations (in millions):

	Location and Amount of Gain or (Loss) Recognized in Income on Cash Flow Hedging Relationships
	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Cost of sales	Selling, general, and administrative expenses	Other Expense (Income), net	Cost of sales	Selling, general, and administrative expenses	Other Expense (Income), net

Total amounts of income and expense line items presented in the consolidated condensed statements of operations in which the effects of fair value or cash flow hedges are recorded	$(238.2)	$(274.9)	$(0.3)	$(503.3)	$(582.7)	$1.6
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships:
Foreign currency contracts:
Hedged items	$—	$—	$2.2	$—	$—	$1.5
Derivatives designated as hedging instruments	$—	$—	$(2.2)	$—	$—	$(1.5)
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach	$—	$—	$0.8	$—	$—	$1.8
Gain (loss) on cash flow hedging relationships:
Foreign currency contracts:
Amount of gain (loss) reclassified from accumulated OCI into income	$7.7	$0.9	$—	$13.8	$1.7	$—

	Location and Amount of Gain or (Loss) Recognized in Income on Cash Flow Hedging Relationships
	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Cost of sales	Selling, general, and administrative expenses	Other Expense (Income), net	Cost of sales	Selling, general, and administrative expenses	Other Expense (Income), net

Total amounts of income and expense line items presented in the consolidated condensed statements of operations in which the effects of fair value or cash flow hedges are recorded	$(304.0)	$(308.5)	$1.4	$(535.8)	$(588.8)	$3.2
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships:
Foreign currency contracts:
Hedged items	$—	$—	$4.5	$—	$—	$6.3
Derivatives designated as hedging instruments	$—	$—	$(4.5)	$—	$—	$(6.3)
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach	$—	$—	$1.2	$—	$—	$2.1
Gain (loss) on cash flow hedging relationships:
Foreign currency contracts:
Amount of gain (loss) reclassified from accumulated OCI into income	$11.3	$0.5	$—	$18.9	$0.8	$—

The Company expects that during the next twelve months it will reclassify to earnings a $6.1 million gain currently recorded in "Accumulated Other Comprehensive Loss."

8.    STOCK-BASED COMPENSATION

Stock-based compensation expense related to awards issued under the Company's incentive compensation plans for the three and six months ended June 30, 2020 and 2019 was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of sales	$4.7	$3.9	$9.3	$7.9
Selling, general, and administrative expenses	15.3	14.3	29.7	27.0
Research and development expenses	4.8	4.1	9.7	8.2
Total stock-based compensation expense	$24.8	$22.3	$48.7	$43.1

At June 30, 2020, the total remaining compensation cost related to nonvested stock options, restricted stock units, market-based restricted stock units, and employee stock purchase plan ("ESPP") subscription awards amounted to $173.0 million, which will be amortized on a straight-line basis over the weighted-average remaining requisite service period of 33 months.

During the six months ended June 30, 2020, the Company granted 1.7 million stock options at a weighted-average exercise price of $72.82, and 0.6 million restricted stock units at a weighted-average grant-date fair value of $72.85. During the six months ended June 30, 2020, the Company also granted 0.1 million market-based restricted stock units at a weighted-average grant-date fair value of $82.67 and issued an additional 0.1 million shares of common stock related to a previous year's grant of market-based restricted stock units since the payout percentage achieved at the end of the performance period was in excess of the targeted shares. The market-based restricted stock units vest based on a combination of certain service and market conditions. The actual number of shares issued will be determined based on the Company's total shareholder return relative to a selected industry peer group over a three-year performance period, and may range from 0% to 175% of the targeted number of shares granted.

Fair Value Disclosures

The fair value of the market-based restricted stock units was determined using a Monte Carlo simulation model, which uses multiple input variables to determine the probability of satisfying the market condition requirements. The weighted-average assumptions used to determine the fair value of the market-based restricted stock units granted during the six months ended June 30, 2020 and 2019 included a risk-free interest rate of 0.2% and 2.2%, respectively, and an expected volatility rate of 32.7% and 29.4%, respectively.

The following table includes the weighted-average grant-date fair values of stock options granted during the periods indicated and the related weighted-average assumptions used in the Black-Scholes option pricing model:

Option Awards	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Average risk-free interest rate	0.3%	2.3%	0.3%	2.3%
Expected dividend yield	None	None	None	None
Expected volatility	33.5%	29.7%	33.4%	29.6%
Expected term (years)	5.0	5.0	5.0	5.0
Fair value, per option	$21.58	$18.01	$21.61	$18.01

The following table includes the weighted-average grant-date fair values for ESPP subscriptions granted during the periods indicated and the related weighted-average assumptions used in the Black-Scholes option pricing model:

ESPP	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Average risk-free interest rate	0.1%	2.4%	1.4%	2.4%
Expected dividend yield	None	None	None	None
Expected volatility	37.5%	31.9%	32.6%	26.6%
Expected term (years)	0.6	0.6	0.6	0.6
Fair value, per share	$18.42	$15.58	$16.06	$16.14

9.    COMMITMENTS AND CONTINGENCIES

In January 2019, Abbott filed lawsuits against Edwards Lifesciences and its direct and indirect subsidiaries (“Edwards”) in the Federal District Court in the District of Delaware, in the United Kingdom, Germany, Switzerland and Italy, and, in February 2020, in Ireland, alleging patent infringement involving Edwards’ PASCAL heart valve repair system (collectively, the “PASCAL litigation”). In February 2019, Edwards filed a lawsuit against Abbott in the Federal District Court in the Central District of California alleging patent infringement involving Abbott's MITRACLIP device (with the PASCAL litigation, the “Abbott Matters”). On July 12, 2020, Edwards entered into the Settlement Agreement with Abbott to, among other things, settle all patent litigation between the parties related to alleged patent infringement involving Edwards’ PASCAL heart valve repair system and Abbott’s MITRACLIP device. Pursuant to the Settlement Agreement, all of the Abbott Matters and related appeals in courts worldwide were dismissed.

The Settlement Agreement resulted in the Company recording an estimated $367.9 million pre-tax net charge in June 2020 related to past damages. See Note 3 for additional information.

In addition, the Company is or may be a party to, or may otherwise be responsible for, pending or threatened lawsuits including those related to products and services currently or formerly manufactured or performed, as applicable, by the Company, workplace and employment matters, matters involving real estate, Company operations or health care regulations, or governmental investigations (the "Other Lawsuits"). The Other Lawsuits raise difficult and complex factual and legal issues and are subject to many uncertainties, including, but not limited to, the facts and circumstances of each particular case or claim, the jurisdiction in which each suit is brought, and differences in applicable law. Management does not believe that any loss relating to the Other Lawsuits would have a material adverse effect on the Company's overall financial condition, results of operations or cash flows.  However, the resolution of one or more of the Other Lawsuits in any reporting period, could have a material adverse impact on the Company's financial results for that period. The Company is not able to estimate the amount or range of any loss for legal contingencies related to the Other Lawsuits for which there is no reserve or additional loss for matters already reserved.

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

10.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables summarize the activity for each component of "Accumulated Other Comprehensive Loss" (in millions):

	Foreign Currency Translation Adjustments	Unrealized Gain on Hedges	Unrealized Gain (Loss) on Available-for-sale Investments	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
December 31, 2019	$(154.8)	$12.5	$1.7	$(15.4)	$(156.0)
Other comprehensive gain (loss) before reclassifications	11.6	19.0	(6.3)	(0.2)	24.1
Amounts reclassified from accumulated other comprehensive loss	(1.7)	(8.6)	(0.1)	—	(10.4)
Deferred income tax (expense) benefit	(7.6)	(3.8)	1.7	—	(9.7)
March 31, 2020	(152.5)	19.1	(3.0)	(15.6)	(152.0)
Other comprehensive gain (loss) before reclassifications	1.2	(3.7)	14.8	—	12.3
Amounts reclassified from accumulated other comprehensive loss	(1.6)	(7.2)	0.2	—	(8.6)
Deferred income tax benefit (expense)	2.1	3.6	(3.5)	—	2.2
June 30, 2020	$(150.8)	$11.8	$8.5	$(15.6)	$(146.1)

	Foreign Currency Translation Adjustments	Unrealized Gain on Hedges	Unrealized Gain (Loss) on Available-for-sale Investments	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
December 31, 2018	$(143.6)	$23.6	$(5.0)	$(13.5)	$(138.5)
Other comprehensive (loss) gain before reclassifications	(10.2)	15.6	4.4	(0.1)	9.7
Amounts reclassified from accumulated other comprehensive loss	(1.6)	(7.0)	—	—	(8.6)
Deferred income tax expense	(1.3)	(1.4)	(1.1)	—	(3.8)
March 31, 2019	(156.7)	30.8	(1.7)	(13.6)	(141.2)
Other comprehensive gain (loss) before reclassifications	10.4	(4.0)	2.8	—	9.2
Amounts reclassified from accumulated other comprehensive loss	(1.7)	(8.5)	0.3	—	(9.9)
Deferred income tax benefit (expense)	0.8	3.5	(0.6)	—	3.7
June 30, 2019	$(147.2)	$21.8	$0.8	$(13.6)	$(138.2)

The following table provides information about amounts reclassified from "Accumulated Other Comprehensive Loss" (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
					Affected Line on Consolidated Condensed Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	2020	2019	2020	2019
Foreign currency translation adjustments	$1.6	$1.7	$3.3	$3.3	Other income, net
	(0.4)	(0.4)	(0.8)	(0.8)	Provision for income taxes
	$1.2	$1.3	$2.5	$2.5	Net of tax
Gain on hedges	$7.7	$11.3	$13.8	$18.9	Cost of sales
	0.9	0.5	1.7	0.8	Selling, general, and administrative expenses
	(1.4)	(3.3)	0.3	(4.2)	Other income, net
	7.2	8.5	15.8	15.5	Total before tax
	(2.1)	(2.8)	(4.0)	(4.8)	Provision for income taxes
	$5.1	$5.7	$11.8	$10.7	Net of tax
Gain (loss) on available-for-sale investments	$(0.2)	$(0.3)	$(0.1)	$(0.3)	Other income, net
	(0.1)	—	(0.3)	—	Provision for income taxes
	$(0.3)	$(0.3)	$(0.4)	$(0.3)	Net of tax

11.    EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income (loss) by the weighted-average common shares outstanding during a period. Diluted earnings per share is computed based on the weighted-average common shares outstanding plus the effect of dilutive potential common shares outstanding during the period calculated using the treasury stock method. Dilutive potential common shares include employee equity share options, nonvested shares, and similar equity instruments granted by the Company. Potential common share equivalents have been excluded where their inclusion would be anti-dilutive.

The table below presents the computation of basic and diluted earnings per share (in millions, except for per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic:
Net (loss) income	$(121.9)	$242.3	$188.7	$492.0
Weighted-average shares outstanding	620.3	624.4	622.5	624.1
Basic (loss) earnings per share	$(0.20)	$0.39	$0.30	$0.79
Diluted:
Net (loss) income	$(121.9)	$242.3	$188.7	$492.0
Weighted-average shares outstanding	620.3	624.4	622.5	624.1
Dilutive effect of stock plans	—	11.8	5.2	12.3
Dilutive weighted-average shares outstanding	620.3	636.2	627.7	636.4
Diluted (loss) earnings per share	$(0.20)	$0.38	$0.30	$0.77

Stock options, restricted stock units, and market-based restricted stock units to purchase 13.3 million and 2.9 million shares for the three months ended June 30, 2020 and 2019, respectively, and 7.7 million and 1.7 million shares for the six months ended June 30, 2020 and 2019, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

12.    INCOME TAXES

The Company's effective income tax rates were 27.5% and 10.7% for the three months ended June 30, 2020 and 2019, respectively, and 3.9% and 10.4% for the six months ended June 30, 2020 and 2019, respectively. The fluctuation in the effective rates between the three and six months ended June 30, 2020 and the three and six months ended June 30, 2019 is primarily due to the impact of the Settlement Agreement with Abbott (see Notes 3 and 9). The effective rates for the six months ended June 30, 2020 and 2019 were also lower than the federal statutory rate of 21% primarily due to (1) the tax benefit from employee share-based compensation, (2) foreign earnings taxed at lower rates, and (3) Federal and California research and development credits. The effective rates include a tax benefit from employee share-based compensation of $20.2 million and $17.6 million for the three months ended June 30, 2020 and 2019, respectively, and $30.6 million and $36.6 million for the six months ended June 30, 2020 and 2019, respectively.

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

As of June 30, 2020 and December 31, 2019, the gross liability for income taxes associated with uncertain tax positions was $223.2 million and $203.1 million, respectively. The Company estimates that these liabilities would be reduced by $63.7 million and $50.1 million, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, and timing adjustments. The net amounts of $159.5 million and $153.0 million, respectively, if not required, would favorably affect the Company's effective tax rate.

The Internal Revenue Service began its examination of the 2015 and 2016 tax years during the fourth quarter of 2018 and its examination of the 2017 tax year during the first quarter of 2019. As of June 30, 2020, all material state, local, and foreign income tax matters have been concluded for years through 2010.

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

The table below presents information about Edwards Lifesciences' reportable segments (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Segment Net Sales
United States	$516.2	$624.9	$1,183.6	$1,187.7
Europe	206.9	237.2	454.4	464.5
Japan	105.3	113.7	215.1	212.9
Rest of World	103.8	107.7	208.2	204.5
Total segment net sales	$932.2	$1,083.5	$2,061.3	$2,069.6
Segment Operating Income
United States	$345.4	$427.6	$810.2	$810.9
Europe	104.0	122.3	232.0	241.7
Japan	69.0	71.1	140.7	132.1
Rest of World	34.7	32.3	69.6	63.1
Total segment operating income	$553.1	$653.3	$1,252.5	$1,247.8

The table below presents reconciliations of segment net sales to consolidated net sales and segment operating income to consolidated pre-tax income (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net Sales Reconciliation
Segment net sales	$932.2	$1,083.5	$2,061.3	$2,069.6
Foreign currency	(7.2)	3.4	(7.6)	10.3
Consolidated net sales	$925.0	$1,086.9	$2,053.7	$2,079.9
Pre-tax Income Reconciliation
Segment operating income	$553.1	$653.3	$1,252.5	$1,247.8
Unallocated amounts:
Corporate items	(333.0)	(389.1)	(673.7)	(688.9)
Special charge (Note 4)	—	—	—	(24.0)
Intellectual property litigation expenses	(379.9)	(7.0)	(392.4)	(11.6)
Change in fair value of contingent consideration liabilities, net	(19.6)	(8.0)	(17.4)	(14.7)
Foreign currency	9.7	18.3	19.4	33.1
Consolidated operating (loss) income	(169.7)	267.5	188.4	541.7
Non-operating income	1.5	3.8	7.9	7.6
Consolidated pre-tax (loss) income	$(168.2)	$271.3	$196.3	$549.3

Enterprise-wide Information

The following enterprise-wide information is based on actual foreign exchange rates used in the Company's consolidated condensed financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Net Sales by Geographic Area
United States	$516.2	$624.9	$1,183.6	$1,187.7
Europe	204.7	241.7	454.0	476.4
Japan	106.8	113.1	216.8	211.5
Rest of World	97.3	107.2	199.3	204.3
	$925.0	$1,086.9	$2,053.7	$2,079.9
Net Sales by Major Product and Service Area
Transcatheter Aortic Valve Replacement	$594.3	$677.7	$1,336.5	$1,275.4
Transcatheter Mitral and Tricuspid Therapies	6.1	7.0	16.6	11.3
Surgical Structural Heart	160.9	217.8	354.3	432.5
Critical Care	163.7	184.4	346.3	360.7
	$925.0	$1,086.9	$2,053.7	$2,079.9

	June 30, 2020	December 31, 2019
	(in millions)
Long-lived Tangible Assets by Geographic Area
United States	$991.1	$849.1
Europe	141.9	101.5
Japan	20.1	21.7
Rest of World	280.5	269.4
	$1,433.6	$1,241.7

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

On May 7, 2020, our Board of Directors declared a three-for-one stock split of our outstanding shares of common stock effected in the form of a stock dividend, distributed on May 29, 2020 to stockholders of record on May 18, 2020. We distributed two newly issued shares of common stock to holders of record of each share of common stock to effect the stock split. All applicable share and per-share amounts in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” have been retroactively adjusted to give effect to this stock split.

Financial Highlights and COVID-19
In March 2020, the World Health Organization categorized the Coronavirus disease 2019 ("COVID-19") as a pandemic. COVID-19 continues to spread throughout the United States and other countries across the world, and the duration and severity of its effects are currently unknown. The global pandemic has adversely impacted and is likely to further adversely impact nearly all aspects of our business and markets, including our workforce and operations and the operations of our customers, suppliers, and business partners. Our priority has been to support our clinician partners, protect the well-being of our employees, and maintain continuous access to our life-saving technologies while offering front-line in-hospital support. Our manufacturing operations have continued to respond to impacts related to COVID-19, and we have been able to supply our technologies around the world. Across the organization, we are proactively managing inventory, assessing alternative logistics options, and closely monitoring the supply of components.

TAVR and Surgical procedure volumes varied greatly since the end of March 2020 by geography, and even by hospital, as patients and their physicians analyzed the trade-off between aortic stenosis and their concern for COVID-19. In the last few weeks of the first quarter of 2020, procedure volumes related to our TAVR and Surgical products dropped significantly. In the second quarter of 2020, procedure volumes began to improve as we progressed through the quarter. We also started to progressively resume patient enrollment in clinical trials that were voluntarily paused or slowed at the end of the first quarter of 2020, and we are working with additional centers as many are now ready to re-engage. In Critical Care, there was greater demand in Europe for our pressure monitoring products, but demand for other Critical Care products began to decrease at the end of the first quarter of 2020 due to COVID-19, and that trend continued through the second quarter of 2020.

Despite the challenges associated with COVID-19, our net sales for the first six months of 2020 were $2.1 billion, representing a decrease of $26.2 million over the first six months of 2019. Sales growth of our TAVR products, primarily the Edwards SAPIEN 3 Ultra valve, for the six months ended June 30, 2020 was not enough to offset lower demand for our Surgical Structural Heart and Critical Care products.

The decrease from the prior year period in our diluted earnings per share was driven by an after-tax charge of $306.9 million in the second quarter of 2020 to settle certain patent litigation related to transcatheter mitral and tricuspid repair products.  For further information, see Notes 3 and 9 to the "Consolidated Condensed Financial Statements."

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

Healthcare Environment, Opportunities, and Challenges

The medical technology industry is highly competitive and continues to evolve. Our success is measured both by the development of innovative products and the value we bring to our stakeholders. We are committed to developing new technologies and providing innovative patient care, and we are committed to defending our intellectual property in support of those developments. In the first six months of 2020, we invested 18.0% of our net sales in research and development.

New Accounting Standards

For information on new accounting standards, see Note 1 to the "Consolidated Condensed Financial Statements."

Results of Operations

Net Sales Trends
(dollars in millions)

	Three Months Ended June 30,				Six Months Ended June 30,
				Percent Change				Percent Change
	2020	2019	Change		2020	2019	Change
United States	$516.2	$624.9	$(108.7)	(17.4)%	$1,183.6	$1,187.7	$(4.1)	(0.3)%
Europe	204.7	241.7	(37.0)	(15.2)%	454.0	476.4	(22.4)	(4.7)%
Japan	106.8	113.1	(6.3)	(5.5)%	216.8	211.5	5.3	2.5%
Rest of World	97.3	107.2	(9.9)	(9.5)%	199.3	204.3	(5.0)	(2.5)%
International	408.8	462.0	(53.2)	(11.5)%	870.1	892.2	(22.1)	(2.5)%
Total net sales	$925.0	$1,086.9	$(161.9)	(14.9)%	$2,053.7	$2,079.9	$(26.2)	(1.3)%

International net sales include the impact of foreign currency exchange rate fluctuations. The impact of foreign currency exchange rate fluctuations on net sales is not necessarily indicative of the impact on net income (loss) due to the corresponding effect of foreign currency exchange rate fluctuations on international manufacturing and operating costs, and our hedging activities.

Net Sales by Product Group
(dollars in millions)

	Three Months Ended June 30,				Six Months Ended June 30,
				Percent Change				Percent Change
	2020	2019	Change		2020	2019	Change
Transcatheter Aortic Valve Replacement	$594.3	$677.7	$(83.4)	(12.3)%	$1,336.5	$1,275.4	$61.1	4.8%
Transcatheter Mitral and Tricuspid Therapies	6.1	7.0	(0.9)	(11.2)%	16.6	11.3	5.3	47.6%
Surgical Structural Heart	160.9	217.8	(56.9)	(26.1)%	354.3	432.5	(78.2)	(18.1)%
Critical Care	163.7	184.4	(20.7)	(11.3)%	346.3	360.7	(14.4)	(4.0)%
Total net sales	$925.0	$1,086.9	$(161.9)	(14.9)%	$2,053.7	$2,079.9	$(26.2)	(1.3)%

Transcatheter Aortic Valve Replacement
Net sales of TAVR products decreased for the three months ended June 30, 2020 as patients and providers turned their focus to the COVID-19 pandemic. The decrease in sales was driven by the Edwards SAPIEN 3 valve, particularly in the United States and Europe, partially offset by higher sales of the Edwards SAPIEN 3 Ultra System following its regulatory approval in the United States (December 2018) and in Europe (November 2018). Our procedure volumes dropped significantly beginning in March 2020 due to COVID-19, and began to steadily improve in May and June 2020. For the six months ended June 30, 2020, increased sales of the Edwards SAPIEN 3 Ultra System more than offset the decrease in SAPIEN 3 sales.

The launch of the Edwards SAPIEN 3 Ultra System continued to be very positive in the first six months of 2020. In the first quarter of 2020, to ensure the safety of our employees and clinician partners from the threat of COVID-19, we decided to pause proctoring at centers that were not already trained on the Edwards SAPIEN 3 Ultra System. In the second quarter of 2020, we resumed training.

Transcatheter Mitral and Tricuspid Therapies
Net sales of TMTT products decreased for the three months ended June 30, 2020 as patients and providers turned their focus to the COVID-19 pandemic. The decrease in sales was driven by the Edwards PASCAL transcatheter valve repair system ("PASCAL") in Europe, partially offset by increased sales of the Cardioband system for tricuspid valve repair. Our procedure volumes for PASCAL dropped significantly in April 2020 due to COVID-19, and began to improve in May and June 2020. For the six months ended June 30, 2020, net sales of TMTT products increased due primarily to sales in Europe of PASCAL, which received CE Mark in February 2019, and the Cardioband system for tricuspid valve repair.

At the end of March 2020, we temporarily paused new enrollments in our active pivotal clinical trials of transcatheter mitral and tricuspid therapies in response to the COVID-19 response around the globe. In consultation with investigators and hospitals, more than half of our trial centers have been reactivated and are beginning to treat patients.

Surgical Structural Heart
Net sales of Surgical products decreased for the three and six months ended June 30, 2020 due primarily to decreased sales of aortic tissue valves, primarily in the United States and Europe, due to the impact of COVID-19. The ongoing adoption of TAVR also contributed to the decrease in United States surgical aortic valve sales. These decreases were partially offset by increased sales of the INSPIRIS RESILIA aortic valve, primarily in the United States and Japan. Increased and improved management of intensive care unit capacity, as well as prioritization of heart surgery in many hospitals, contributed to rebounding procedure volumes late in the second quarter of 2020.

In Europe, our HARPOON Beating Heart Mitral Valve Repair System became available commercially at the end of 2019, and the first commercial case was successfully completed in Europe in the second quarter of 2020. In addition, we received United States Food and Drug Administration approval in April 2020 to begin our U.S. pivotal investigational device exemption study. HARPOON offers the potential for earlier treatment of degenerative mitral valve disease, with faster recovery and more consistent outcomes for surgical patients.

Critical Care
The decrease in net sales of Critical Care products was driven by our enhanced surgical recovery products, primarily in the United States, as many surgical procedures were delayed due to COVID-19. We also experienced a decline in orders of our HemoSphere advanced monitoring platform in the United States as hospitals limited their capital spending due to COVID-19. Foreign exchange rate fluctuations decreased net sales for the three and six months ended June 30, 2020 by $3.3 million and $4.6 million, respectively, due to the weakening of multiple currencies, primarily the Euro, against the United States dollar.

These decreases in net sales were partially offset by increased demand for our pressure monitoring products, primarily in Europe. In addition, our sales for the three and six months ended June 30, 2020 included $4.4 million and $10.1 million, respectively, related to CAS Medical Systems, Inc. ("CASMED"), which we acquired on April 18, 2019. CASMED is a medical technology company dedicated to non-invasive monitoring of tissue oxygenation in the brain.

Gross Profit
The increase in gross profit as a percentage of net sales for the three and six months ended June 30, 2020 was driven primarily by:

•	the prior year charge of $46.2 million related to strategic decisions regarding our transcatheter aortic valve portfolio, including the decision to discontinue our CENTERA program;
partially offset by:

•
a 0.5 percentage point and 0.4 percentage point decrease, respectively, due to the impact of foreign currency exchange rate fluctuations, including the settlement of foreign currency hedging contracts; and

•	incremental costs associated with COVID-19.

Selling, General, and Administrative ("SG&A") Expenses
The decrease in SG&A expenses for the three and six months ended June 30, 2020 was due to (1) decreased sales, marketing and travel-related expenses, primarily in the United States, Europe and Japan, due to COVID-19, (2) decreased personnel-related costs due to lower sales performance, and (3) the impact of foreign currency, which decreased expenses by $4.3 million and $7.2 million, respectively, due to the strengthening of the United States dollar against multiple currencies, primarily the Euro. The decrease in SG&A for the six months ended June 30, 2020 was due to the aforementioned decreases, partially offset by higher transcatheter structural heart field personnel-related costs, primarily in the United States and Europe, during the first three months of 2020.

Research and Development ("R&D") Expenses
The decrease in R&D expenses for the three months ended June 30, 2020 was primarily due to decreased spending on clinical trials as we paused certain mitral and tricuspid active pivotal clinical trials due to COVID-19. The increase in R&D expenses for the six months ended June 30, 2020 was primarily due to investments in our transcatheter mitral and tricuspid therapies during the first quarter of 2020, partially offset by the decreased spending on clinical trials in the second quarter of 2020.

Change in Fair Value of Contingent Consideration Liabilities, net

The change in fair value of contingent consideration liabilities resulted in expense of $19.6 million and $17.4 million for the three and six months ended June 30, 2020, respectively, and $8.0 million and $14.7 million for the three and six months ended June 30, 2019, respectively. The changes in fair value were primarily driven by credit spreads (which increased during the first quarter of 2020 and decreased in the second quarter of 2020), partially offset by discount rates (which decreased significantly in the first quarter of 2020) and the accretion of interest due to the passage of time. The changes to the credit spread and discount rate assumptions were primarily due to COVID-19. For further information, see Note 6 to the "Consolidated Condensed Financial Statements."

Special Charge

For information on the $24.0 million special charge recorded during the six months ended June 30, 2019, see Note 4 to the "Consolidated Condensed Financial Statements."

Other Income, net
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Foreign exchange gains, net	$—	$(1.6)	$(3.7)	$(3.6)
(Gain) loss on investments	(1.2)	0.3	0.6	0.4
Other	1.5	(0.1)	1.5	—
Other expense (income), net	$0.3	$(1.4)	$(1.6)	$(3.2)
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

Our effective income tax rate was 27.5% and 10.7% for the three months ended June 30, 2020 and 2019, respectively, and 3.9% and 10.4% for the six months ended June 30, 2020 and 2019, respectively. The fluctuation in the effective rates between the three and six months ended June 30, 2020 and the three and six months ended June 30, 2019 is primarily due to the impact of the litigation settlement agreement (the "Settlement Agreement") with Abbott Laboratories (see Notes 3 and 9 to the "Consolidated Condensed Financial Statements"). The effective rates for the six months ended June 30, 2020 and 2019 were also lower than the federal statutory rate of 21% primarily due to (1) the tax benefit from employee share-based compensation, (2) foreign earnings taxed at lower rates, and (3) Federal and California research and development credits.

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

The Internal Revenue Service began its examination of the 2015 and 2016 tax years during the fourth quarter of 2018 and its examination of the 2017 tax year during the first quarter of 2019. At June 30, 2020, all material state, local, and foreign income tax matters have been concluded for years through 2010.

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

As of June 30, 2020, cash and cash equivalents and short-term investments held in the United States and outside the United States were $920.1 million and $243.7 million, respectively.

In April 2018, we entered into a Five-Year Credit Agreement ("the Credit Agreement") which matures on April 28, 2023. The Credit Agreement provides up to an aggregate of $750.0 million in borrowings in multiple currencies. Subject to certain terms and conditions, we may increase the amount available under the Credit Agreement by up to an additional $250.0 million in the aggregate. As of June 30, 2020, there were no borrowings outstanding under the Credit Agreement.

In June 2018, we issued $600.0 million of 4.300% fixed-rate unsecured senior notes (the "2018 Notes") due June 15, 2028. As of June 30, 2020, the total carrying value of the 2018 Notes was $594.7 million.

From time to time, we repurchase shares of our common stock under share repurchase programs authorized by the Board of Directors. We consider several factors in determining when to execute share repurchases, including, among other things, expected dilution from stock plans, cash capacity, and the market price of our common stock. During the six months ended June 30, 2020, under the Board authorized program, we repurchased a total of 3.0 million shares at an aggregate cost of $614.7 million, and as of June 30, 2020, we had remaining authority to purchase $625.0 million of our common stock.

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

On July 12, 2020, we reached the Settlement Agreement with Abbott Laboratories to settle all outstanding patent disputes between the companies in cases related to transcatheter mitral and tricuspid repair products. The Settlement Agreement resulted in us recording an estimated $367.9 million pretax charge in June 2020 related to past damages. In addition, we will incur royalty expenses through May 2024 totaling an estimated $100 million. We made a one-time $100.0 million payment to Abbott in July 2020, and will make quarterly payments in future years. For further information, see Notes 3 and 9 to the "Consolidated Condensed Financial Statements."

At June 30, 2020, there had been no material changes in our significant contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Consolidated Cash Flows - For the six months ended June 30, 2020 and 2019:
Net cash flows provided by operating activities of $438.2 million for the six months ended June 30, 2020 increased $95.5 million over the same period last year due primarily to a payment of $180.0 million in 2019 for a litigation settlement, partially offset by higher working capital needs in 2020.

Net cash used in investing activities of $144.9 million for the six months ended June 30, 2020 consisted primarily of (1) capital expenditures of $190.5 million, partially offset by net proceeds from investments of $77.3 million.

Net cash used in investing activities of $137.8 million for the six months ended June 30, 2019 consisted primarily of (1) an $100.2 million net cash payment associated with the acquisition of CASMED in April 2019, (2) capital expenditures of $106.8 million, (3) a $35.0 million payment for an option to acquire a company, and (4) a $24.0 million payment to acquire certain early-stage transcatheter intellectual property and associated clinical and regulatory experience, partially offset by net proceeds from investments of $130.6 million.

Net cash used in financing activities of $562.3 million for the six months ended June 30, 2020 consisted primarily of purchases of treasury stock of $623.8 million, partially offset by proceeds from stock plans of $67.4 million.

Net cash used in financing activities of $187.0 million for the six months ended June 30, 2019 consisted primarily of purchases of treasury stock of $262.0 million, partially offset by proceeds from stock plans of $86.5 million.

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

Investment Risk

We are exposed to investment risks related to changes in the underlying financial condition and credit capacity of certain of our investments. As of June 30, 2020, we had $821.9 million of investments in fixed-rate debt securities of various companies, of which $561.6 million were long-term. In addition, we had $32.8 million of investments in equity instruments of public and private companies. Should these companies experience a decline in financial performance, financial condition, or credit capacity, or fail to meet certain development milestones, including as a result of the impact of COVID-19 on their business or operations or otherwise, a decline in the investments' value may occur, resulting in unrealized or realized losses.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    Our management, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2020. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded as of June 30, 2020 that our disclosure controls and procedures are designed at a reasonable assurance level and effective in providing reasonable assurance that the information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information
Item 1.    Legal Proceedings

Please see Note 9 to the "Consolidated Condensed Financial Statements" of this Quarterly Report on Form 10-Q regarding the settlement and dismissal of all outstanding patent litigation matters involving Abbott Laboratories and its direct and indirect subsidiaries (collectively, the “Abbott Matters”), which is incorporated by reference. A description of the Abbott Matters is included in Part II, Item 1, "Legal Proceedings," and Note 8 to the "Consolidated Condensed Financial Statements" of our Quarterly Report on Form 10-Q for our quarter ended March 31, 2020 filed with the Securities and Exchange Commission on April 28, 2020 and is incorporated herein by reference. As a result of the dismissal of the Abbott Matters, we will not make disclosures regarding these matters in our future filings with the Securities and Exchange Commission.

Item 1A.    Risk Factors

A description of the risk factors associated with our business is contained in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended December 31, 2019 and of our Quarterly Report on Form 10-Q for our quarter ended March 31, 2020.  There have been no material changes to our Risk Factors as previously reported.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit) (b)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (c)
April 1, 2020 through April 30, 2020	170	$186.82	—	$625.0
May 1, 2020 through May 31, 2020	41,045	219.53	—	625.0
June 1, 2020 through June 30, 2020	—	—	—	625.0
Total	41,215	219.39	—

(a)
The difference between the total number of shares (or units) purchased and the total number of shares (or units) purchased as part of publicly announced plans or programs is due to shares withheld by us to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees.

(b)
The three-for-one stock split distributed on May 29, 2020 excluded treasury shares. Because all treasury share purchases were transacted prior to the stock split, the average price paid per share presented in the table above is at pre-split market prices.

(c)
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
3.1
Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Edwards Lifesciences’ Current Report on Form 8-K filed with the SEC on May 8, 2020

10.1	Edwards Lifesciences Corporation Long-Term Stock Incentive Compensation Program, as amended and restated as of May 7, 2020
10.2
Edwards Lifesciences Corporation 2020 Nonemployee Directors Stock Incentive Program, as amended and restated as of May 7, 2020 (incorporated by reference to Appendix B in Edwards Lifesciences' Definitive Proxy Statement filed March 25, 2020)

10.3	Edwards Lifesciences Corporation 2001 Employee Stock Purchase Plan for United States Employees, as amended and restated May 7, 2020
10.4	Edwards Lifesciences Corporation 2001 Employee Stock Purchase Plan for International Employees, as amended and restated May 7, 2020
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Inline Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDWARDS LIFESCIENCES CORPORATION
(Registrant)
Date:	July 27, 2020	By:	/s/ SCOTT B. ULLEM
Scott B. Ullem Chief Financial Officer (Principal Financial Officer)
Date:	July 27, 2020	By:	/s/ ROBERT W.A. SELLERS
Robert W.A. Sellers Corporate Controller (Principal Accounting Officer)