Form 10-Q
period 2020-09-30
Edwards Lifesciences Corp
filed 2020-10-26
CIK 1099800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The number of shares outstanding of the registrant's common stock, $1.00 par value, as of October 20, 2020 was 623,248,273.

EDWARDS LIFESCIENCES CORPORATION
FORM 10-Q
For the quarterly period ended September 30, 2020

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

Part I. Financial Information

Item 1.    Financial Statements
EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions, except par value; unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$1,024.0	$1,179.1
Short-term investments (Note 5)	271.3	337.8
Accounts receivable, net of allowances of $9.9 and $8.7, respectively	549.7	543.6
Other receivables	122.0	55.5
Inventories (Note 2)	773.3	640.9
Prepaid expenses	68.6	59.1
Other current assets	171.5	168.0
Total current assets	2,980.4	2,984.0
Long-term investments (Note 5)	599.0	585.5
Property, plant, and equipment, net	1,276.3	1,060.3
Operating lease right-of-use assets	89.5	80.1
Goodwill	1,170.0	1,167.7
Other intangible assets, net	332.4	336.5
Deferred income taxes	215.2	172.2
Other assets	138.0	101.8
Total assets	$6,800.8	$6,488.1
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 2)	$822.1	$876.9
Operating lease liabilities	24.2	25.5
Total current liabilities	846.3	902.4
Long-term debt	594.9	594.4
Contingent consideration liabilities (Note 6)	180.9	172.5
Taxes payable	214.2	236.6
Operating lease liabilities	71.0	58.9
Uncertain tax positions	199.2	171.7
Other liabilities (Note 2)	484.0	203.3
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock, $.01 par value, authorized 50.0 shares, no shares outstanding	—	—
Common stock, $1.00 par value, 1,050.0 shares authorized, 635.0 and 218.1 shares issued, and 622.9 and 209.1 shares outstanding, respectively (Note 1)	635.0	218.1
Additional paid-in capital	1,381.6	1,623.3
Retained earnings	4,255.5	3,741.6
Accumulated other comprehensive loss (Note 10)	(157.9)	(156.0)
Treasury stock, at cost, 12.1 and 9.0 shares, respectively	(1,903.9)	(1,278.7)
Total stockholders' equity	4,210.3	4,148.3
Total liabilities and stockholders' equity	$6,800.8	$6,488.1
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in millions, except per share information; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$1,140.9	$1,094.0	$3,194.6	$3,173.9
Cost of sales	281.0	292.4	784.3	828.2
Gross profit	859.9	801.6	2,410.3	2,345.7
Selling, general, and administrative expenses	307.2	306.2	889.9	895.0
Research and development expenses	195.5	195.5	565.0	558.8
Intellectual property litigation expenses (Note 3)	8.4	7.9	400.8	19.5
Change in fair value of contingent consideration liabilities, net (Note 6)	(9.0)	(2.3)	8.4	12.4
Special charge (Note 4)	—	—	—	24.0
Operating income	357.8	294.3	546.2	836.0
Interest income, net	(0.8)	(2.8)	(7.1)	(7.2)
Other income, net	(5.7)	(4.6)	(7.3)	(7.8)
Income before provision for income taxes	364.3	301.7	560.6	851.0
Provision for income taxes	39.1	27.0	46.7	84.3
Net income	$325.2	$274.7	$513.9	$766.7
Share information (Notes 1 and 11)
Earnings per share:
Basic	$0.52	$0.44	$0.83	$1.23
Diluted	$0.52	$0.43	$0.82	$1.20
Weighted-average number of common shares outstanding:
Basic	622.1	624.6	622.3	624.3
Diluted	631.0	636.3	628.8	636.3
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$325.2	$274.7	$513.9	$766.7
Other comprehensive loss, net of tax (Note 10):
Foreign currency translation adjustments	10.6	(23.5)	14.6	(27.1)
Unrealized (loss) gain on hedges	(22.2)	5.6	(22.9)	3.8
Defined benefit pension plans	0.1	(0.2)	(0.1)	(0.3)
Unrealized (loss) gain on available-for-sale investments	(0.4)	0.5	6.3	6.0
Reclassification of net realized investment loss to earnings	0.1	—	0.2	0.3
Other comprehensive loss	(11.8)	(17.6)	(1.9)	(17.3)
Comprehensive income	$313.4	$257.1	$512.0	$749.4
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net income	$513.9	$766.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74.6	65.4
Non-cash operating lease cost	20.7	18.7
Stock-based compensation (Note 8)	71.7	62.9
Inventory write off	—	73.1
Change in fair value of contingent consideration liabilities, net (Note 6)	8.4	12.4
Deferred income taxes	(37.8)	9.5
Purchase of intellectual property (Note 4)	—	24.0
Other	0.6	(4.8)
Changes in operating assets and liabilities:
Accounts and other receivables, net	(9.2)	(70.3)
Inventories	(118.2)	(83.9)
Accounts payable and accrued liabilities	(53.9)	70.8
Income taxes	(65.6)	17.0
Prepaid expenses and other current assets	(22.1)	(2.5)
Litigation settlement accrual (Note 3)	269.2	(180.0)
Other	2.0	1.0
Net cash provided by operating activities	654.3	780.0
Cash flows from investing activities
Capital expenditures	(293.8)	(182.9)
Purchases of held-to-maturity investments (Note 5)	(112.0)	(30.0)
Proceeds from held-to-maturity investments (Note 5)	212.2	50.0
Purchases of available-for-sale investments (Note 5)	(394.3)	(95.0)
Proceeds from available-for-sale investments (Note 5)	358.3	278.3
Investments in intangible assets (Note 4)	—	(24.0)
Acquisition	—	(100.2)
Payment for acquisition option	(10.0)	(35.0)
Issuances of notes receivable	(26.5)	(8.4)
Other	(5.1)	(3.3)
Net cash used in investing activities	(271.2)	(150.5)
Cash flows from financing activities
Proceeds from issuance of debt, net	12.3	12.0
Payments on debt and finance lease obligations	(14.0)	(23.7)
Purchases of treasury stock	(625.2)	(263.3)
Proceeds from stock plans	103.5	125.5
Other	(4.9)	(3.1)
Net cash used in financing activities	(528.3)	(152.6)
Effect of currency exchange rate changes on cash and cash equivalents	(9.9)	(4.4)
Net (decrease) increase in cash and cash equivalents	(155.1)	472.5
Cash and cash equivalents at beginning of period	1,179.1	714.1
Cash and cash equivalents at end of period	$1,024.0	$1,186.6
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions; unaudited)

	Common Stock		Treasury Stock
	Shares	Par Value	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2019	218.1	$218.1	9.0	$(1,278.7)	$1,623.3	$3,741.6	$(156.0)	$4,148.3
Net income						310.6		310.6
Other comprehensive income, net of tax							4.0	4.0
Common stock issued under equity plans	0.4	0.4			28.7			29.1
Stock-based compensation expense					23.9			23.9
Purchases of treasury stock			3.0	(614.8)				(614.8)
Balance at March 31, 2020	218.5	$218.5	12.0	$(1,893.5)	$1,675.9	$4,052.2	$(152.0)	$3,901.1
Net loss						(121.9)		(121.9)
Other comprehensive income, net of tax							5.9	5.9
Common stock issued under equity plans	1.2	1.2			37.0			38.2
Stock-based compensation expense					24.8			24.8
Purchases of treasury stock			0.1	(9.0)				(9.0)
Stock issued to effect stock split (Note 1)	413.8	413.8			(413.8)			—
Balance at June 30, 2020	633.5	$633.5	12.1	$(1,902.5)	$1,323.9	$3,930.3	$(146.1)	$3,839.1
Net income						325.2		325.2
Other comprehensive loss, net of tax							(11.8)	(11.8)
Common stock issued under equity plans	1.5	1.5			34.7			36.2
Stock-based compensation expense					23.0			23.0
Purchases of treasury stock			—	(1.4)				(1.4)
Balance at September 30, 2020	635.0	$635.0	12.1	$(1,903.9)	$1,381.6	$4,255.5	$(157.9)	$4,210.3
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions; unaudited)

	Common Stock		Treasury Stock
	Shares	Par Value	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2018	215.2	$215.2	7.5	$(1,015.4)	$1,384.4	$2,694.7	$(138.5)	$3,140.4
Net income						249.7		249.7
Other comprehensive loss, net of tax							(2.7)	(2.7)
Common stock issued under equity plans	0.8	0.8			44.2			45.0
Stock-based compensation expense					20.8			20.8
Purchases of treasury stock			0.1	(5.7)				(5.7)
Balance at March 31, 2019	216.0	$216.0	7.6	$(1,021.1)	$1,449.4	$2,944.4	$(141.2)	$3,447.5
Net income						242.3		242.3
Other comprehensive loss, net of tax							3.0	3.0
Common stock issued under equity plans	0.9	0.9			40.6			41.5
Stock-based compensation expense					22.3			22.3
Purchases of treasury stock			1.4	(256.3)	—			(256.3)
Balance at June 30, 2019	216.9	$216.9	9.0	$(1,277.4)	$1,512.3	$3,186.7	$(138.2)	$3,500.3
Net income						274.7		274.7
Other comprehensive loss, net of tax							(17.6)	(17.6)
Common stock issued under equity plans	0.6	0.6			38.3			38.9
Stock-based compensation expense					19.8			19.8
Purchases of treasury stock			—	(1.3)	—			(1.3)
Balance at September 30, 2019	217.5	$217.5	9.0	$(1,278.7)	$1,570.4	$3,461.4	$(155.8)	$3,814.8
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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from these estimates. In particular, the novel Coronavirus ("COVID-19") pandemic has adversely impacted and is likely to further adversely impact nearly all aspects of our business and markets, including our workforce and the operations of our customers, suppliers, and business partners.  The full extent to which the pandemic will directly or indirectly impact the Company's business, results of operations and financial condition, including sales, expenses, manufacturing, clinical trials, research and development costs, reserves and allowances, fair value measurements, asset impairment charges, contingent consideration obligations, and the effectiveness of the Company's hedging instruments, will depend on future developments that are highly uncertain and difficult to predict. These developments include, but are not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or address its impact, U.S. and foreign government actions to respond to the reduction in global economic activity, and how quickly and to what extent normal economic and operating conditions can resume.

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

Stock Split

On May 7, 2020, the Company’s Board of Directors declared a three-for-one stock split of its outstanding shares of common stock effected in the form of a stock dividend, distributed on May 29, 2020 to stockholders of record on May 18, 2020. The Company distributed two newly issued shares of common stock to holders of record of each share of common stock to effect the stock split. All applicable share and per-share amounts in the consolidated condensed financial statements and the notes to consolidated condensed financial statements have been retroactively adjusted to reflect this stock split. The consolidated condensed balance sheet as of December 31, 2019 and the consolidated condensed statements of stockholders’ equity for the nine months ended September 30, 2019 have not been retroactively adjusted to reflect the stock split.

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

2.     OTHER CONSOLIDATED FINANCIAL STATEMENT DETAILS

Composition of Certain Financial Statement Captions

Components of selected captions in the consolidated condensed balance sheets consisted of the following (in millions):

	September 30, 2020	December 31, 2019
Inventories
Raw materials	$129.3	$118.0
Work in process	148.3	121.7
Finished products	495.7	401.2
	$773.3	$640.9

At September 30, 2020 and December 31, 2019, $119.4 million and $117.8 million, respectively, of the Company's finished products inventories were held on consignment.

	September 30, 2020	December 31, 2019
	(in millions)
Accounts payable and accrued liabilities
Accounts payable	$162.5	$180.4
Employee compensation and withholdings	244.8	295.8
Taxes payable (Note 12)	42.3	52.9
Property, payroll, and other taxes	45.5	51.4
Research and development accruals	53.7	51.4
Accrued rebates	59.8	67.1
Fair value of derivatives	21.4	6.4
Accrued marketing expenses	15.1	17.5
Litigation settlement (Note 3)	25.0	—
Litigation and insurance reserves	21.3	20.0
Accrued relocation costs	19.7	17.4
Accrued professional services	6.4	10.1
Accrued realignment reserves	14.2	16.7
Other accrued liabilities	90.4	89.8
	$822.1	$876.9

Other liabilities
Litigation settlement (Note 3)	$244.2	$—
Deferred compensation	97.8	88.7
Pension liabilities	47.2	41.6
Deferred tax liabilities	36.6	36.9
Payroll taxes	17.0	—
Other	41.2	36.1
	$484.0	$203.3

Supplemental Cash Flow Information
(in millions)

	Nine Months Ended September 30,
	2020	2019
Cash paid during the year for:
Amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$21.7	$19.5
Non-cash investing and financing transactions:
Right-of-use assets obtained in exchange for new lease liabilities	$30.7	$33.2
Capital expenditures accruals	$39.7	$26.4

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

5.     INVESTMENTS

Debt Securities

Investments in debt securities at the end of each period were as follows (in millions):

	September 30, 2020				December 31, 2019
Held-to-maturity	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Bank time deposits	$—	$—	$—	$—	$100.2	$—	$—	$100.2

Available-for-sale
Bank time deposits	$33.3	$—	$—	$33.3	$13.1	$—	$—	$13.1
Commercial paper	60.1	—	—	60.1	34.3	—	—	34.3
U.S. government and agency securities	130.3	2.5	—	132.8	113.2	0.6	—	113.8
Foreign government bonds	1.7	—	—	1.7	1.7	—	—	1.7
Asset-backed securities	135.3	1.9	—	137.2	141.2	0.6	(0.1)	141.7
Corporate debt securities	465.0	7.0	(0.1)	471.9	487.0	2.3	(0.1)	489.2
Total	$825.7	$11.4	$(0.1)	$837.0	$790.5	$3.5	$(0.2)	$793.8

The cost and fair value of investments in debt securities, by contractual maturity, as of September 30, 2020, were as follows:

	Available-for-Sale
	Cost	Fair Value
	(in millions)
Due in 1 year or less	$270.2	$271.3
Due after 1 year through 5 years	407.6	415.2
Instruments not due at a single maturity date	147.9	150.5
	$825.7	$837.0

Actual maturities may differ from the contractual maturities due to call or prepayment rights.
The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of September 30, 2020 and December 31, 2019, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	September 30, 2020
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$28.5	$(0.1)	$—	$—	$28.5	$(0.1)

	December 31, 2019
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Asset-backed securities	$73.4	$(0.1)	$—	$—	$73.4	$(0.1)
Corporate debt securities	81.4	(0.1)	—	—	81.4	(0.1)
	$154.8	$(0.2)	$—	$—	$154.8	$(0.2)

Investments in Unconsolidated Affiliates

The Company has a number of equity investments in privately and publicly held companies. Investments in these unconsolidated affiliates are recorded in "Long-term Investments" on the consolidated condensed balance sheets, and are as follows:

	September 30, 2020	December 31, 2019
	(in millions)
Equity method investments
Cost	$10.1	$10.7
Equity in losses	(4.6)	(4.5)
Carrying value of equity method investments	5.5	6.2
Equity securities
Carrying value of non-marketable equity securities	27.8	23.1
Total investments in unconsolidated affiliates	$33.3	$29.3

Non-marketable equity securities consist of investments in privately held companies without readily determinable fair values, and are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. The Company recorded an upward adjustment of $1.8 million during the nine months ended September 30, 2020 based on observable price changes, and a downward adjustment of $0.7 million during the nine months ended September 30, 2020 due to an impairment. As of September 30, 2020, the

Company had recorded accumulated upward adjustments of $3.8 million based on observable price changes, and accumulated downward adjustments of $2.6 million due to impairments and observable price changes.
During the three and nine months ended September 30, 2020, the gross realized gains or losses from sales of available-for-sale investments were not material.
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

Financial instruments also include notes payable. As of September 30, 2020, the fair value of the notes payable, based on Level 2 inputs, was $718.0 million.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company's financial instruments which are measured at fair value on a recurring basis (in millions):

September 30, 2020	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$2.3	$11.1	$—	$13.4
Available-for-sale investments:
Bank time deposits	—	33.3	—	33.3
Corporate debt securities	—	471.9	—	471.9
Asset-backed securities	—	137.2	—	137.2
U.S. government and agency securities	57.7	75.1	—	132.8
Foreign government bonds	—	1.7	—	1.7
Commercial paper	—	60.1	—	60.1
Investments held for deferred compensation plans	97.8	—	—	97.8
Derivatives	—	27.5	—	27.5
	$157.8	$817.9	$—	$975.7
Liabilities
Derivatives	$—	$21.4	$—	$21.4
Deferred compensation plans	97.8	—	—	97.8
Contingent consideration liabilities	—	—	180.9	180.9
	$97.8	$21.4	$180.9	$300.1
December 31, 2019
Assets
Cash equivalents	$0.7	$31.7	$—	$32.4
Available-for-sale investments:
Bank time deposits	—	13.1	—	13.1
Corporate debt securities	—	489.2	—	489.2
Asset-backed securities	—	141.7	—	141.7
U.S. government and agency securities	76.1	37.7	—	113.8
Foreign government bonds	—	1.7	—	1.7
Commercial paper	—	34.3	—	34.3
Investments held for deferred compensation plans	88.9	—	—	88.9
Derivatives	—	30.7	—	30.7
	$165.7	$780.1	$—	$945.8
Liabilities
Derivatives	$—	$6.4	$—	$6.4
Deferred compensation plans	88.7	—	—	88.7
Contingent consideration liabilities	—	—	172.5	172.5
	$88.7	$6.4	$172.5	$267.6

The following table summarizes the changes in fair value of the contingent consideration liabilities (in millions):

	Nine Months Ended September 30,
	2020	2019
Balance at December 31	$172.5	$178.6
Changes in fair value	8.4	12.4
Balance at September 30	$180.9	$191.0

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

Contingent Consideration Liabilities

Certain of the Company's acquisitions involve contingent consideration arrangements. Payment of additional consideration is contingent upon the acquired company reaching certain performance milestones, such as attaining specified revenue levels or obtaining regulatory approvals. These contingent consideration liabilities are measured at estimated fair value using either a probability weighted discounted cash flow analysis or a Monte Carlo simulation model, both of which consider significant unobservable inputs. These inputs include (1) the discount rate used to present value the projected cash flows (ranging from 0.1% to 8.5%; weighted average of 3.0%), (2) the probability of milestone achievement (ranging from 0.7% to 99.7%; weighted average of 70.6%), (3) the projected payment dates (ranging from 2023 to 2027; weighted average of 2026), and (4) the volatility of future revenue (ranging from 37.0% to 40.0%; weighted average of 38.9%). The weighted average of each of the above inputs was determined based on the relative fair value of each obligation. The use of different assumptions could have a material effect on the estimated fair value amounts.

7.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses derivative financial instruments to manage interest rate and foreign currency risks, as summarized below. It is the Company's policy not to enter into derivative financial instruments for speculative purposes. Notional amounts are stated in United States dollar equivalents at spot exchange rates at the respective dates.

	Notional Amount
	September 30, 2020	December 31, 2019
	(in millions)
Foreign currency forward exchange contracts	$1,484.8	$1,336.5
Cross currency swap contracts	300.0	300.0

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

The following table presents the location and fair value amounts of derivative instruments reported in the consolidated condensed balance sheets (in millions):

		Fair Value
Derivatives designated as hedging instruments	Balance Sheet Location	September 30, 2020	December 31, 2019
Assets
Foreign currency contracts	Other current assets	$5.4	$14.2
Foreign currency contracts	Other assets	$3.1	$3.2
Cross currency swap contracts	Other assets	$19.0	$13.3
Liabilities
Foreign currency contracts	Accounts payable and accrued liabilities	$21.4	$6.4

The following table presents the effect of master-netting agreements and rights of offset on the consolidated condensed balance sheets (in millions):

				Gross Amounts Not Offset in the Consolidated Balance Sheet
		Gross Amounts Offset in the Consolidated Balance Sheet
			Net Amounts Presented in the Consolidated Balance Sheet
September 30, 2020	Gross Amounts			Financial Instruments	Cash Collateral Received	Net Amount
Derivative assets
Foreign currency contracts	$8.5	$—	$8.5	$(5.4)	$—	$3.1
Cross currency swap contracts	$19.0	$—	$19.0	$—	$—	$19.0
Derivative liabilities
Foreign currency contracts	$21.4	$—	$21.4	$(5.4)	$—	$16.0
December 31, 2019
Derivative assets
Foreign currency contracts	$17.4	$—	$17.4	$(5.7)	$—	$11.7
Cross currency swap contracts	$13.3	$—	$13.3	$—	$—	$13.3
Derivative liabilities
Foreign currency contracts	$6.4	$—	$6.4	$(5.7)	$—	$0.7

The following tables present the effect of derivative and non-derivative hedging instruments on the consolidated condensed statements of operations and consolidated condensed statements of comprehensive income (loss) (in millions):

	Amount of Gain or (Loss) Recognized in OCI on Derivative			Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended September 30,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Three Months Ended September 30,

	2020	2019		2020	2019
Cash flow hedges
Foreign currency contracts	$(22.3)	$22.1	Cost of sales	$5.9	$12.8
			Selling, general, and administrative expenses	$0.3	$0.6

	Amount of Gain or (Loss) Recognized in OCI on Derivative			Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	Nine Months Ended September 30,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Nine Months Ended September 30,

	2020	2019		2020	2019
Cash flow hedges
Foreign currency contracts	$(9.7)	$32.9	Cost of sales	$19.7	$31.7
			Selling, general, and administrative expenses	$2.0	$1.4

	Amount of Gain or (Loss) Recognized in OCI on Derivative			Amount of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Three Months Ended September 30,		Location of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)	Three Months Ended September 30,

	2020	2019		2020	2019
Net investment hedges
Cross currency swap contracts	$(16.6)	$16.3	Interest income, net	$1.6	$1.7

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Amount of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Nine Months Ended September 30,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Nine Months Ended September 30,

	2020	2019		2020	2019
Net investment hedges
Cross currency swap contracts	$5.7	$18.4	Interest income, net	$4.9	$5.0

The cross currency swaps have an expiration date of June 15, 2028. At maturity of the cross currency swap contracts, the Company will deliver the notional amount of €257.2 million and will receive $300.0 million from the counterparties. The Company will receive semi-annual interest payments from the counterparties based on a fixed interest rate until maturity of the agreements.

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended September 30,
	Location of Gain or (Loss) Recognized in Income on Derivative
		2020	2019
Fair value hedges
Foreign currency contracts	Other income, net	$(0.7)	$2.1

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Nine Months Ended September 30,
	Location of Gain or (Loss) Recognized in Income on Derivative
		2020	2019
Fair value hedges
Foreign currency contracts	Other income, net	$(0.4)	$(2.1)

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended September 30,
	Location of Gain or (Loss) Recognized in Income on Derivative
		2020	2019
Derivatives not designated as hedging instruments
Foreign currency contracts	Other income, net	$(1.7)	$3.2

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Nine Months Ended September 30,
	Location of Gain or (Loss) Recognized in Income on Derivative
		2020	2019
Derivatives not designated as hedging instruments
Foreign currency contracts	Other income, net	$—	$1.7

The following tables present the effect of cash flow hedge accounting on the consolidated condensed statements of operations (in millions):

	Location and Amount of Gain or (Loss) Recognized in Income on Cash Flow Hedging Relationships
	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Cost of sales	Selling, general, and administrative expenses	Other Income, net	Cost of sales	Selling, general, and administrative expenses	Other Income, net

Total amounts of income and expense line items presented in the consolidated condensed statements of operations in which the effects of fair value or cash flow hedges are recorded	$(281.0)	$(307.2)	$5.7	$(784.3)	$(889.9)	$7.3
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships:
Foreign currency contracts:
Hedged items	$—	$—	$1.5	$—	$—	$3.0
Derivatives designated as hedging instruments	$—	$—	$(1.5)	$—	$—	$(3.0)
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach	$—	$—	$0.8	$—	$—	$2.6
Gain (loss) on cash flow hedging relationships:
Foreign currency contracts:
Amount of gain (loss) reclassified from accumulated OCI into income	$5.9	$0.3	$—	$19.7	$2.0	$—

	Location and Amount of Gain or (Loss) Recognized in Income on Cash Flow Hedging Relationships
	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Cost of sales	Selling, general, and administrative expenses	Other Expense (Income), net	Cost of sales	Selling, general, and administrative expenses	Other Expense (Income), net

Total amounts of income and expense line items presented in the consolidated condensed statements of operations in which the effects of fair value or cash flow hedges are recorded	$(292.4)	$(306.2)	$4.6	$(828.2)	$(895.0)	$7.8
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships:
Foreign currency contracts:
Hedged items	$—	$—	$(1.0)	$—	$—	$5.3
Derivatives designated as hedging instruments	$—	$—	$1.0	$—	$—	$(5.3)
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach	$—	$—	$1.1	$—	$—	$3.2
Gain (loss) on cash flow hedging relationships:
Foreign currency contracts:
Amount of gain (loss) reclassified from accumulated OCI into income	$12.8	$0.6	$—	$31.7	$1.4	$—

The Company expects that during the next twelve months it will reclassify to earnings a $1.4 million loss currently recorded in "Accumulated Other Comprehensive Loss."

8.    STOCK-BASED COMPENSATION

Stock-based compensation expense related to awards issued under the Company's incentive compensation plans for the three and nine months ended September 30, 2020 and 2019 was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of sales	$4.3	$3.6	$13.6	$11.5
Selling, general, and administrative expenses	13.8	12.4	43.5	39.4
Research and development expenses	4.9	3.8	14.6	12.0
Total stock-based compensation expense	$23.0	$19.8	$71.7	$62.9

At September 30, 2020, the total remaining compensation cost related to nonvested stock options, restricted stock units, market-based restricted stock units, and employee stock purchase plan ("ESPP") subscription awards amounted to $160.1 million, which will be amortized on a straight-line basis over the weighted-average remaining requisite service period of 32 months.

During the nine months ended September 30, 2020, the Company granted 1.8 million stock options at a weighted-average exercise price of $72.84, and 0.7 million restricted stock units at a weighted-average grant-date fair value of $73.16. During the nine months ended September 30, 2020, the Company also granted 0.1 million market-based restricted stock units at a weighted-average grant-date fair value of $82.67 and issued an additional 0.1 million shares of common stock related to a previous year's grant of market-based restricted stock units since the payout percentage achieved at the end of the performance period was in excess of the targeted shares. The market-based restricted stock units vest based on a combination of certain service and market conditions. The actual number of shares issued will be determined based on the Company's total shareholder return relative to a selected industry peer group over a three-year performance period, and may range from 0% to 175% of the targeted number of shares granted.

Fair Value Disclosures

The fair value of the market-based restricted stock units was determined using a Monte Carlo simulation model, which uses multiple input variables to determine the probability of satisfying the market condition requirements. The weighted-average assumptions used to determine the fair value of the market-based restricted stock units granted during the nine months ended September 30, 2020 and 2019 included a risk-free interest rate of 0.2% and 2.2%, respectively, and an expected volatility rate of 32.7% and 29.4%, respectively.

The following table includes the weighted-average grant-date fair values of stock options granted during the periods indicated and the related weighted-average assumptions used in the Black-Scholes option pricing model:

Option Awards	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Average risk-free interest rate	0.3%	1.8%	0.3%	2.3%
Expected dividend yield	None	None	None	None
Expected volatility	33.4%	29.7%	34.2%	29.6%
Expected term (years)	5.2	5.2	5.1	5.1
Fair value, per option	$22.24	$19.36	$22.19	$18.10

The following table includes the weighted-average grant-date fair values for ESPP subscriptions granted during the periods indicated and the related weighted-average assumptions used in the Black-Scholes option pricing model:

ESPP	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Average risk-free interest rate	0.1%	2.0%	1.3%	2.4%
Expected dividend yield	None	None	None	None
Expected volatility	37.5%	32.0%	33.1%	27.1%
Expected term (years)	0.7	0.7	0.6	0.6
Fair value, per share	$21.79	$19.10	$16.61	$16.43

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

10.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables summarize the activity for each component of "Accumulated Other Comprehensive Loss" (in millions):

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Hedges	Unrealized Gain (Loss) on Available-for-sale Investments	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
December 31, 2019	$(154.8)	$12.5	$1.7	$(15.4)	$(156.0)
Other comprehensive gain (loss) before reclassifications	11.6	19.0	(6.3)	(0.2)	24.1
Amounts reclassified from accumulated other comprehensive loss	(1.7)	(8.6)	(0.1)	—	(10.4)
Deferred income tax (expense) benefit	(7.6)	(3.8)	1.7	—	(9.7)
March 31, 2020	(152.5)	19.1	(3.0)	(15.6)	(152.0)
Other comprehensive gain (loss) before reclassifications	1.2	(3.7)	14.8	—	12.3
Amounts reclassified from accumulated other comprehensive loss	(1.6)	(7.2)	0.2	—	(8.6)
Deferred income tax benefit (expense)	2.1	3.6	(3.5)	—	2.2
June 30, 2020	(150.8)	11.8	8.5	(15.6)	(146.1)
Other comprehensive gain (loss) before reclassifications	8.1	(24.3)	(0.6)	0.1	(16.7)
Amounts reclassified from accumulated other comprehensive loss	(1.6)	(5.5)	0.1	—	(7.0)
Deferred income tax benefit	4.1	7.6	0.2	—	11.9
September 30, 2020	$(140.2)	$(10.4)	$8.2	$(15.5)	$(157.9)

	Foreign Currency Translation Adjustments	Unrealized Gain on Hedges	Unrealized (Loss) Gain on Available-for-sale Investments	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
December 31, 2018	$(143.6)	$23.6	$(5.0)	$(13.5)	$(138.5)
Other comprehensive (loss) gain before reclassifications	(10.2)	15.6	4.4	(0.1)	9.7
Amounts reclassified from accumulated other comprehensive loss	(1.6)	(7.0)	—	—	(8.6)
Deferred income tax expense	(1.3)	(1.4)	(1.1)	—	(3.8)
March 31, 2019	(156.7)	30.8	(1.7)	(13.6)	(141.2)
Other comprehensive gain (loss) before reclassifications	10.4	(4.0)	2.8	—	9.2
Amounts reclassified from accumulated other comprehensive loss	(1.7)	(8.5)	0.3	—	(9.9)
Deferred income tax benefit (expense)	0.8	3.5	(0.6)	—	3.7
June 30, 2019	(147.2)	21.8	0.8	(13.6)	(138.2)
Other comprehensive (loss) gain before reclassifications	(17.8)	23.5	0.6	(0.2)	6.1
Amounts reclassified from accumulated other comprehensive loss	(1.7)	(15.5)	—	—	(17.2)
Deferred income tax expense	(4.0)	(2.4)	(0.1)	—	(6.5)
September 30, 2019	$(170.7)	$27.4	$1.3	$(13.8)	$(155.8)

The following table provides information about amounts reclassified from "Accumulated Other Comprehensive Loss" (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
					Affected Line on Consolidated Condensed Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	2020	2019	2020	2019
Foreign currency translation adjustments	$1.6	$1.7	$4.9	$5.0	Other income, net
	(0.4)	(0.4)	(1.2)	(1.2)	Provision for income taxes
	$1.2	$1.3	$3.7	$3.8	Net of tax
Gain (loss) on hedges	$5.9	$12.8	$19.7	$31.7	Cost of sales
	0.3	0.6	2.0	1.4	Selling, general, and administrative expenses
	(0.7)	2.1	(0.4)	(2.1)	Other income, net
	5.5	15.5	21.3	31.0	Total before tax
	(1.4)	(3.5)	(5.4)	(8.3)	Provision for income taxes
	$4.1	$12.0	$15.9	$22.7	Net of tax
Gain (loss) on available-for-sale investments	$(0.1)	$—	$(0.2)	$(0.3)	Other income, net
	—	—	(0.3)	—	Provision for income taxes
	$(0.1)	$—	$(0.5)	$(0.3)	Net of tax

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

The table below presents the computation of basic and diluted earnings per share (in millions, except for per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic:
Net income	$325.2	$274.7	$513.9	$766.7
Weighted-average shares outstanding	622.1	624.6	622.3	624.3
Basic earnings per share	$0.52	$0.44	$0.83	$1.23
Diluted:
Net income	$325.2	$274.7	$513.9	$766.7
Weighted-average shares outstanding	622.1	624.6	622.3	624.3
Dilutive effect of stock plans	8.9	11.7	6.5	12.0
Dilutive weighted-average shares outstanding	631.0	636.3	628.8	636.3
Diluted earnings per share	$0.52	$0.43	$0.82	$1.20

Stock options, restricted stock units, and market-based restricted stock units to purchase an aggregate of 2.0 million and 2.4 million shares for the three months ended September 30, 2020 and 2019, respectively, and 5.8 million and 1.9 million shares for the nine months ended September 30, 2020 and 2019, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

12.    INCOME TAXES

The Company's effective income tax rates were 10.7% and 8.9% for the three months ended September 30, 2020 and 2019, respectively, and 8.3% and 9.9% for the nine months ended September 30, 2020 and 2019, respectively. The fluctuation in the effective rates between the nine months ended September 30, 2020 and 2019 is primarily due to the impact of the Settlement Agreement with Abbott (see Notes 3 and 9). The effective rates for the nine months ended September 30, 2020 and 2019 were also lower than the federal statutory rate of 21% primarily due to (1) the tax benefit from employee share-based compensation, (2) foreign earnings taxed at lower rates, and (3) Federal and California research and development credits. The effective rates include a tax benefit from employee share-based compensation of $16.4 million and $19.6 million for the three months ended September 30, 2020 and 2019, respectively, and $47.0 million and $56.2 million for the nine months ended September 30, 2020 and 2019, respectively.

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

As of September 30, 2020 and December 31, 2019, the gross liability for income taxes associated with uncertain tax positions was $250.5 million and $203.1 million, respectively. The Company estimates that these liabilities would be reduced by $76.6 million and $50.1 million, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, and timing adjustments. The net amounts of $173.9 million and $153.0 million, respectively, if not required, would favorably affect the Company's effective tax rate.

The Internal Revenue Service began its examination of the 2015 and 2016 tax years during the fourth quarter of 2018 and its examination of the 2017 tax year during the first quarter of 2019. As of September 30, 2020, all material state, local, and foreign income tax matters have been concluded for years through 2010.

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

The table below presents information about Edwards Lifesciences' reportable segments (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Segment Net Sales
United States	$662.0	$647.8	$1,845.6	$1,835.5
Europe	241.5	219.8	695.9	684.3
Japan	109.9	110.0	325.0	322.9
Rest of World	115.2	112.0	323.4	316.5
Total segment net sales	$1,128.6	$1,089.6	$3,189.9	$3,159.2
Segment Operating Income
United States	$453.8	$447.4	$1,264.0	$1,258.3
Europe	124.2	111.5	356.2	353.2
Japan	69.2	70.7	209.9	202.8
Rest of World	35.6	36.7	105.2	99.8
Total segment operating income	$682.8	$666.3	$1,935.3	$1,914.1

The table below presents reconciliations of segment net sales to consolidated net sales and segment operating income to consolidated pre-tax income (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Sales Reconciliation
Segment net sales	$1,128.6	$1,089.6	$3,189.9	$3,159.2
Foreign currency	12.3	4.4	4.7	14.7
Consolidated net sales	$1,140.9	$1,094.0	$3,194.6	$3,173.9
Pre-tax Income Reconciliation
Segment operating income	$682.8	$666.3	$1,935.3	$1,914.1
Unallocated amounts:
Corporate items	(331.9)	(384.2)	(1,005.6)	(1,073.1)
Special charge (Note 4)	—	—	—	(24.0)
Intellectual property litigation expenses	(8.4)	(7.9)	(400.8)	(19.5)
Change in fair value of contingent consideration liabilities, net	9.0	2.3	(8.4)	(12.4)
Foreign currency	6.3	17.8	25.7	50.9
Consolidated operating income	357.8	294.3	546.2	836.0
Non-operating income	6.5	7.4	14.4	15.0
Consolidated pre-tax income	$364.3	$301.7	$560.6	$851.0

Enterprise-wide Information

The following enterprise-wide information is based on actual foreign exchange rates used in the Company's consolidated condensed financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Net Sales by Geographic Area
United States	$662.0	$647.8	$1,845.6	$1,835.5
Europe	253.8	222.6	707.8	699.0
Japan	113.9	112.9	330.7	324.4
Rest of World	111.2	110.7	310.5	315.0
	$1,140.9	$1,094.0	$3,194.6	$3,173.9
Net Sales by Major Product Group
Transcatheter Aortic Valve Replacement	$744.6	$700.0	$2,081.1	$1,975.4
Transcatheter Mitral and Tricuspid Therapies	12.1	9.7	28.7	21.0
Surgical Structural Heart	203.3	204.1	557.6	636.6
Critical Care	180.9	180.2	527.2	540.9
	$1,140.9	$1,094.0	$3,194.6	$3,173.9

	September 30, 2020	December 31, 2019
	(in millions)
Long-lived Tangible Assets by Geographic Area
United States	$1,031.9	$849.1
Europe	159.1	101.5
Japan	18.6	21.7
Rest of World	293.3	269.4
	$1,502.9	$1,241.7

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

Financial Highlights and COVID-19
In March 2020, the World Health Organization categorized the Coronavirus disease 2019 ("COVID-19") as a pandemic. COVID-19 continues to spread throughout the United States and other countries across the world, and the duration and severity of its effects are currently unknown. The global pandemic has adversely impacted and is likely to further adversely impact nearly all aspects of our business and markets, including our workforce and the operations of our customers, suppliers, and business partners. Our priority has been to support our clinician partners, protect the well-being of our employees, and maintain continuous access to our life-saving technologies while offering front-line in-hospital support. Our manufacturing operations have continued to respond to impacts related to COVID-19, and we have been able to supply our technologies around the world. Across the organization, we are proactively managing inventory, assessing alternative logistics options, and closely monitoring the supply of components.

TAVR and Surgical procedure volumes varied greatly since the middle of March 2020 by geography, and even by hospital, as patients and their physicians analyzed the trade-off between aortic stenosis and their concern for COVID-19. In the last few weeks of the first quarter of 2020, procedure volumes related to our TAVR and Surgical products dropped significantly. During the second and third quarters of 2020, procedure volumes improved. In the second quarter of 2020, we also started to progressively resume patient enrollment in all clinical trials that were voluntarily paused or slowed at the end of the first quarter of 2020, and we are now enrolling patients at pre-COVID rates. In Critical Care, there was greater demand in Europe for our pressure monitoring products, but demand for other Critical Care products began to decrease at the end of the first quarter of 2020 due to COVID-19, and that trend continued through the third quarter of 2020.

Despite the challenges associated with COVID-19, our net sales for the first nine months of 2020 were $3.2 billion, representing an increase of $20.7 million over the first nine months of 2019, driven by sales growth of our TAVR products.

Our gross profit increase was driven by a charge recorded during the three and nine months ended September 30, 2019 of $26.9 million and $73.1 million, respectively, primarily comprised of the write off of inventory related to strategic decisions regarding our TAVR portfolio, including the decision to discontinue our CENTERA program.

The increase from the prior quarter-to-date period in our diluted earnings per share was driven by our increased sales growth as well as reduced spending due to COVID-19. The decrease from the prior year-to-date period in our diluted earnings per share was driven by an after-tax charge of $306.9 million in the second quarter of 2020 to settle certain patent litigation related to transcatheter mitral and tricuspid repair products.  For further information, see Notes 3 and 9 to the "Consolidated Condensed Financial Statements."

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

Healthcare Environment, Opportunities, and Challenges

The medical technology industry is highly competitive and continues to evolve. Our success is measured both by the development of innovative products and the value we bring to our stakeholders. We are committed to developing new technologies and providing innovative patient care, and we are committed to defending our intellectual property in support of those developments. In the first nine months of 2020, we invested 17.7% of our net sales in research and development.

New Accounting Standards

For information on new accounting standards, see Note 1 to the "Consolidated Condensed Financial Statements."

Results of Operations

Net Sales Trends
(dollars in millions)

	Three Months Ended September 30,				Nine Months Ended September 30,
				Percent Change				Percent Change
	2020	2019	Change		2020	2019	Change
United States	$662.0	$647.8	$14.2	2.2%	$1,845.6	$1,835.5	$10.1	0.6%
Europe	253.8	222.6	31.2	13.9%	707.8	699.0	8.8	1.2%
Japan	113.9	112.9	1.0	0.8%	330.7	324.4	6.3	1.9%
Rest of World	111.2	110.7	0.5	0.7%	310.5	315.0	(4.5)	(1.4)%
International	478.9	446.2	32.7	7.3%	1,349.0	1,338.4	10.6	0.8%
Total net sales	$1,140.9	$1,094.0	$46.9	4.3%	$3,194.6	$3,173.9	$20.7	0.7%

International net sales include the impact of foreign currency exchange rate fluctuations. The impact of foreign currency exchange rate fluctuations on net sales is not necessarily indicative of the impact on net income due to the corresponding effect of foreign currency exchange rate fluctuations on international manufacturing and operating costs, and our hedging activities.

Net Sales by Product Group
(dollars in millions)

	Three Months Ended September 30,				Nine Months Ended September 30,
				Percent Change				Percent Change
	2020	2019	Change		2020	2019	Change
Transcatheter Aortic Valve Replacement	$744.6	$700.0	$44.6	6.4%	$2,081.1	$1,975.4	$105.7	5.3%
Transcatheter Mitral and Tricuspid Therapies	12.1	9.7	2.4	23.7%	28.7	21.0	7.7	36.5%
Surgical Structural Heart	203.3	204.1	(0.8)	(0.3)%	557.6	636.6	(79.0)	(12.4)%
Critical Care	180.9	180.2	0.7	0.4%	527.2	540.9	(13.7)	(2.5)%
Total net sales	$1,140.9	$1,094.0	$46.9	4.3%	$3,194.6	$3,173.9	$20.7	0.7%

Transcatheter Aortic Valve Replacement
Net sales of TAVR products increased for the three and nine months ended September 30, 2020 driven by higher sales of the Edwards SAPIEN 3 Ultra System following its regulatory approval in the United States (December 2018) and in Europe (November 2018). Our sales for the nine months ended September 30, 2020 were also negatively impacted by the COVID-19 pandemic. Our procedure volumes dropped significantly beginning in March 2020 due to COVID-19, and began to steadily improve beginning in May 2020.

The launch of the Edwards SAPIEN 3 Ultra System continued to be very positive in the first nine months of 2020. In the first quarter of 2020, to ensure the safety of our employees and clinician partners from the threat of COVID-19, we decided to pause proctoring at centers that were not already trained on the Edwards SAPIEN 3 Ultra System. In the second quarter of 2020, we resumed training.

Transcatheter Mitral and Tricuspid Therapies
Net sales of TMTT products increased for the three and nine months ended September 30, 2020 due primarily to sales in Europe of PASCAL, which received CE Mark in February 2019. Our sales in nine months ended September 30, 2020 were also negatively impacted by the COVID-19 pandemic. Our procedure volumes for PASCAL dropped significantly in April 2020 due to COVID-19, and began to improve beginning in May 2020.

At the end of March 2020, we temporarily paused new enrollments in our active pivotal clinical trials of transcatheter mitral and tricuspid therapies in response to the COVID-19 response around the globe. In the second quarter of 2020, we began resuming enrollments and are now enrolling patients at pre-COVID rates. In May 2020, we received CE Mark for the PASCAL Ace implant system for mitral and tricuspid repair.

Surgical Structural Heart
Net sales of Surgical products decreased for the three and nine months ended September 30, 2020 due primarily to decreased sales of aortic tissue valves, primarily in the United States and Europe, due to the impact of COVID-19. The ongoing adoption of TAVR also contributed to the decrease in United States surgical aortic valve sales. These decreases were partially offset by increased sales of the INSPIRIS RESILIA aortic valve, primarily in the United States. Increased and improved management of intensive care unit capacity, as well as prioritization of heart surgery in many hospitals, contributed to rebounding procedure volumes late in the second quarter of 2020.

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

Critical Care
The decrease in net sales of Critical Care products for the nine months ended September 30, 2020 was driven by a decline in sales of our enhanced surgical recovery products, primarily in the United States, as many surgical procedures were delayed due to COVID-19 beginning in March 2020. We also experienced a decline in orders of our HemoSphere advanced monitoring platform in the United States as hospitals limited their capital spending due to COVID-19. Foreign exchange rate fluctuations decreased net sales for the nine months ended September 30, 2020 by $4.4 million due to the weakening of multiple currencies, primarily the Euro, against the United States dollar.

These decreases in net sales during the nine months ended September 30, 2020 were partially offset by increased demand for our pressure monitoring products, primarily in Europe. In addition, our sales for the three and nine months ended September 30, 2020 included $5.6 million and $15.7 million, respectively, related to CAS Medical Systems, Inc. ("CASMED"), which we acquired on April 18, 2019. CASMED is a medical technology company dedicated to non-invasive monitoring of tissue oxygenation in the brain.

Gross Profit
The increase in gross profit as a percentage of net sales for the three and nine months ended September 30, 2020 was driven primarily by:

•
a charge in the three and nine months ended September 30, 2019 of $26.9 million and $73.1 million, respectively, related to strategic decisions regarding our TAVR portfolio, including the decision to discontinue our CENTERA program; and

•	manufacturing efficiencies in the three months ended September 30, 2020;
partially offset by:

•
a 1.4 percentage point and 0.8 percentage point decrease in the three and nine months ended September 30, 2020, respectively, due to the impact of foreign currency exchange rate fluctuations, including the settlement of foreign currency hedging contracts; and

•	incremental costs associated with COVID-19.

Selling, General, and Administrative ("SG&A") Expenses
SG&A expenses increased for the three months ended September 30, 2020 due primarily to increased sales and marketing expenses related to transcatheter structural heart field personnel, primarily in the United States, partially offset by decreased costs associated with COVID-19. SG&A expenses decreased for the nine months ended September 30, 2020 due to decreased sales, marketing and travel-related expense associated with COVID-19, and the impact of foreign currency, which decreased expenses by $5.5 million due to the strengthening of the United States dollar against multiple currencies, primarily the Euro. These decreases for the nine months ended September 30, 2020 were partially offset by increased sales and marketing expenses related to transcatheter structural heart field personnel, primarily in the United States.

Research and Development ("R&D") Expenses
R&D expenses were flat for the three months ended September 30, 2020 primarily due to increased spending on transcatheter mitral valve replacement clinical trials, offset by decreased spending on transcatheter aortic valve clinical trials and decreased travel and other expenses associated with COVID-19. The increase in R&D expenses for the nine months ended September 30, 2020 was primarily due to investments in our transcatheter mitral and tricuspid therapies, partially offset by decreased spending on transcatheter aortic valve clinical trials.

Change in Fair Value of Contingent Consideration Liabilities, net

The change in fair value of contingent consideration liabilities resulted in income of $9.0 million and $2.3 million for the three months ended September 30, 2020 and 2019, respectively, and expense of $8.4 million and $12.4 million for the nine months ended September 30, 2020 and 2019, respectively. The changes in fair value were primarily driven by changes in the projected probability and timing of milestone achievements, and the projected timing of cash inflows, partially offset by the accretion of interest due to the passage of time, and for the nine months ended September 30, 2020, discount rates (which decreased significantly in the first quarter of 2020). For further information, see Note 6 to the "Consolidated Condensed Financial Statements."

Special Charge

For information on the $24.0 million special charge recorded during the nine months ended September 30, 2019, see Note 4 to the "Consolidated Condensed Financial Statements."

Other Income, net
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Foreign exchange gains, net	$(5.5)	$(1.0)	$(9.2)	$(4.6)
Loss (gain) on investments	0.2	(1.6)	0.8	(1.2)
CASMED earn-out on sale of assets	—	(2.0)	—	(2.0)
Other	(0.4)	—	1.1	—
Other income, net	$(5.7)	$(4.6)	$(7.3)	$(7.8)

The net foreign exchange gains relate primarily to the foreign currency fluctuations in our global trade and intercompany receivable and payable balances, partially offset by the gains and losses on derivative instruments intended as an economic hedge of those exposures.

The loss (gain) on investments primarily represents our net share of gains and losses in investments accounted for under the equity method, and realized gains and losses on investments in equity securities.

The CASMED earn-out relates to a sales performance obligation by an entity that purchased one of CASMED's discontinued product lines in 2017.

Provision for Income Taxes

The provision for income taxes consists of provisions for federal, state, and foreign income taxes. We operate in an international environment with significant operations in various locations outside the United States which have statutory tax rates typically lower than the United States tax rate. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.

Our effective income tax rate was 10.7% and 8.9% for the three months ended September 30, 2020 and 2019, respectively, and 8.3% and 9.9% for the nine months ended September 30, 2020 and 2019, respectively. The fluctuation in the effective rates between the nine months ended September 30, 2020 and 2019 is primarily due to the impact of the litigation settlement agreement (the "Settlement Agreement") with Abbott Laboratories (see Notes 3 and 9 to the "Consolidated Condensed Financial Statements"). The effective rates for the nine months ended September 30, 2020 and 2019 were also lower than the federal statutory rate of 21% primarily due to (1) the tax benefit from employee share-based compensation, (2) foreign earnings taxed at lower rates, and (3) Federal and California research and development credits.

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

The Internal Revenue Service began its examination of the 2015 and 2016 tax years during the fourth quarter of 2018 and its examination of the 2017 tax year during the first quarter of 2019. At September 30, 2020, all material state, local, and foreign income tax matters have been concluded for years through 2010.

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

As of September 30, 2020, cash and cash equivalents and short-term investments held in the United States and outside the United States were $770.0 million and $525.3 million, respectively.

In April 2018, we entered into a Five-Year Credit Agreement ("the Credit Agreement") which matures on April 28, 2023. The Credit Agreement provides up to an aggregate of $750.0 million in borrowings in multiple currencies. Subject to certain terms and conditions, we may increase the amount available under the Credit Agreement by up to an additional $250.0 million in the aggregate. As of September 30, 2020, there were no borrowings outstanding under the Credit Agreement.

In June 2018, we issued $600.0 million of 4.300% fixed-rate unsecured senior notes (the "2018 Notes") due June 15, 2028. As of September 30, 2020, the total carrying value of the 2018 Notes was $594.9 million.

From time to time, we repurchase shares of our common stock under share repurchase programs authorized by the Board of Directors. We consider several factors in determining when to execute share repurchases, including, among other things, expected dilution from stock plans, cash capacity, and the market price of our common stock. During the nine months ended September 30, 2020, under the Board authorized program, we repurchased a total of 3.0 million shares at an aggregate cost of $614.7 million, and as of September 30, 2020, we had remaining authority to purchase $625.0 million of our common stock.

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

At September 30, 2020, there had been no material changes in our significant contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Consolidated Cash Flows - For the nine months ended September 30, 2020 and 2019:
Net cash flows provided by operating activities of $654.3 million for the nine months ended September 30, 2020 decreased $125.7 million over the same period last year primarily due to lower operating profits in 2020 and a payment of $100.0 million for a litigation settlement, partially offset by a payment of $180.0 million in 2019 for a litigation settlement. For further information, see Notes 3 and 9 to the "Consolidated Condensed Financial Statements."

Net cash used in investing activities of $271.2 million for the nine months ended September 30, 2020 consisted primarily of capital expenditures of $293.8 million, partially offset by net proceeds from investments of $58.6 million.

Net cash used in investing activities of $150.5 million for the nine months ended September 30, 2019 consisted primarily of (1) capital expenditures of $182.9 million, (2) an $100.2 million net cash payment associated with the acquisition of CASMED in April 2019, (3) a $35.0 million payment for an option to acquire a company, and (4) a $24.0 million payment to acquire certain early-stage transcatheter intellectual property and associated clinical and regulatory experience, partially offset by net proceeds from investments of $194.7 million.

Net cash used in financing activities of $528.3 million for the nine months ended September 30, 2020 consisted primarily of purchases of treasury stock of $625.2 million, partially offset by proceeds from stock plans of $103.5 million.

Net cash used in financing activities of $152.6 million for the nine months ended September 30, 2019 consisted primarily of purchases of treasury stock of $263.3 million, partially offset by proceeds from stock plans of $125.5 million.

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

Investment Risk

We are exposed to investment risks related to changes in the underlying financial condition and credit capacity of certain of our investments. As of September 30, 2020, we had $837.0 million of investments in fixed-rate debt securities of various companies, of which $565.7 million were long-term. In addition, we had $33.3 million of investments in equity instruments of public and private companies. Should these companies experience a decline in financial performance, financial condition, or credit capacity, or fail to meet certain development milestones, including as a result of the impact of COVID-19 on their business or operations or otherwise, a decline in the investments' value may occur, resulting in unrealized or realized losses.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    Our management, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2020. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded as of September 30, 2020 that our disclosure controls and procedures are designed at a reasonable assurance level and effective in providing reasonable assurance that the information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We have not experienced any material impact to our internal control over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the potential impact of COVID-19 on our internal controls to minimize the impact on their design and operating effectiveness.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (b)
July 1, 2020 through July 31, 2020	968	$67.34	—	$625.0
August 1, 2020 through August 31, 2020	—	—	—	625.0
September 1, 2020 through September 30, 2020	16,181	81.78	—	625.0
Total	17,149	80.96	—

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

Item 6.    Exhibits

The exhibits listed in the Exhibit Index below are filed, furnished, or incorporated by reference as part of this report on Form 10-Q.

Exhibit No.	Description
*10.1	Amendment No. 5 to the Edwards Lifesciences Technology SARL Retirement Savings Plan, dated August 28, 2020
*10.2	Amendment No. 12 to the Edwards Lifesciences Corporation 401(k) Savings and Investment Plan, dated August 3, 2020
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Inline Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Represents management contract or compensatory plan

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDWARDS LIFESCIENCES CORPORATION
(Registrant)
Date:	October 23, 2020	By:	/s/ SCOTT B. ULLEM
Scott B. Ullem Chief Financial Officer (Principal Financial Officer; Duly Authorized Officer)
Date:	October 23, 2020	By:	/s/ ROBERT W.A. SELLERS
Robert W.A. Sellers Corporate Controller (Principal Accounting Officer)