Form 10-Q
period 2021-03-31
Edwards Lifesciences Corp
filed 2021-04-28
CIK 1099800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The number of shares outstanding of the registrant's common stock, $1.00 par value, as of April 23, 2021 was 621,636,777.

EDWARDS LIFESCIENCES CORPORATION
FORM 10-Q
For the quarterly period ended March 31, 2021

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements contained in this report to be covered by the safe harbor provisions of such Acts. Some statements other than statements of historical fact in this report or referred to or incorporated by reference into this report are "forward-looking statements" for purposes of these sections. These statements include, among other things, the expected impact of COVID-19 on our business, any predictions, opinions, expectations, plans, strategies, objectives and any statements of assumptions underlying any of the foregoing relating to the company's current and future business and operations, including, but not limited to, financial matters, development activities, clinical trials and regulatory matters, manufacturing and supply operations, and product sales and demand. These statements can sometimes be identified by the use of the forward-looking words such as "may," "believe," "will," "expect," "project," "estimate," "should," "anticipate," "plan," "goal," "continue," "seek," "pro forma," "forecast," "intend," "guidance," "optimistic," "aspire," "confident," other forms of these words or similar words or expressions or the negative thereof. Statements of past performance, efforts, or results about which inferences or assumptions may be made can also be forward-looking statements and are not indicative of future performance or results; these statements can be identified by the use of words such as "preliminary," "initial," diligence," "industry-leading," "compliant," "indications," or "early feedback" or other forms of these words or similar words or expressions or the negative thereof. These forward-looking statements are subject to substantial risks and uncertainties that could cause our results or future business, financial condition, results of operations or performance to differ materially from our historical results or experiences or those expressed or implied in any forward-looking statements contained in this report. These risks and uncertainties include, but are not limited to: uncertainties regarding the severity and duration of the COVID-19 pandemic and its impact on our business and the economy generally, clinical trial or commercial results or new product approvals and therapy adoption; inability or failure to comply with regulations; unpredictability of product launches; competitive dynamics; changes to reimbursement for the company's products; the company’s success in developing new products and avoiding manufacturing and quality issues; the impact of currency exchange rates; the timing or results of research and development and clinical trials; unanticipated actions by the U.S. Food and Drug Administration and other regulatory agencies; unexpected litigation impacts or expenses; and other risks detailed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2020, as such risks and uncertainties may be amended, supplemented or superseded from time to time by our subsequent reports on Forms 10-Q and 8-K we file with the Securities and Exchange Commission. These forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections.

Unless otherwise indicated or otherwise required by the context, the terms "we," "our," "it," "its," "Company," "Edwards," and "Edwards Lifesciences" refer to Edwards Lifesciences Corporation and its subsidiaries.

Part I. Financial Information

Item 1.    Financial Statements
EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions, except par value; unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$1,174.2	$1,183.2
Short-term investments (Note 3)	156.4	219.4
Accounts receivable, net of allowances of $8.5 and $9.6, respectively	586.6	514.6
Other receivables	77.7	88.2
Inventories (Note 2)	767.9	802.3
Prepaid expenses	77.3	75.1
Other current assets	229.1	208.2
Total current assets	3,069.2	3,091.0
Long-term investments (Note 3)	802.2	801.6
Property, plant, and equipment, net	1,417.9	1,395.2
Operating lease right-of-use assets	88.5	94.2
Goodwill	1,170.8	1,173.2
Other intangible assets, net	330.3	331.4
Deferred income taxes	209.3	230.9
Other assets	125.5	119.6
Total assets	$7,213.7	$7,237.1
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 2)	$772.5	$866.7
Operating lease liabilities	26.5	27.2
Total current liabilities	799.0	893.9
Long-term debt	595.2	595.0
Contingent consideration liabilities (Note 4)	181.6	186.1
Taxes payable	215.3	215.3
Operating lease liabilities	67.1	72.7
Uncertain tax positions	224.2	214.4
Litigation settlement accrual	222.1	233.0
Other liabilities	250.8	252.4
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock, $0.01 par value, authorized 50.0 shares, no shares outstanding	—	—
Common stock, $1.00 par value, 1,050.0 shares authorized, 637.5 and 636.4 shares issued, and 621.8 and 624.3 shares outstanding, respectively	637.5	636.4
Additional paid-in capital	1,496.8	1,438.1
Retained earnings	4,903.2	4,565.0
Accumulated other comprehensive loss (Note 9)	(172.4)	(161.1)
Treasury stock, at cost, 15.7 and 12.1 shares, respectively	(2,206.7)	(1,904.1)
Total stockholders' equity	4,658.4	4,574.3
Total liabilities and stockholders' equity	$7,213.7	$7,237.1
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in millions, except per share information; unaudited)

	Three Months Ended March 31,
	2021	2020
Net sales	$1,216.6	$1,128.7
Cost of sales	293.4	265.1
Gross profit	923.2	863.6
Selling, general, and administrative expenses	330.8	307.8
Research and development expenses	207.0	187.4
Intellectual property litigation expenses	6.4	12.5
Change in fair value of contingent consideration liabilities (Note 4)	(4.5)	(2.2)
Operating income	383.5	358.1
Interest income, net	(0.3)	(4.5)
Other income, net	(5.5)	(1.9)
Income before provision for income taxes	389.3	364.5
Provision for income taxes	51.1	53.9
Net income	$338.2	$310.6

Share information (Note 10)
Earnings per share:
Basic	$0.54	$0.50
Diluted	$0.54	$0.49
Weighted-average number of common shares outstanding:
Basic	623.2	624.6
Diluted	631.3	635.1
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended March 31,
	2021	2020
Net income	$338.2	$310.6
Other comprehensive (loss) income, net of tax (Note 9):
Foreign currency translation adjustments	(32.2)	2.3
Unrealized gain on hedges	24.5	6.6
Defined benefit pension plans	0.3	(0.2)
Unrealized loss on available-for-sale investments	(4.8)	(4.6)
Reclassification of net realized investment loss (gain) to earnings	0.9	(0.1)
Other comprehensive (loss) income	(11.3)	4.0
Comprehensive income	$326.9	$314.6
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income	$338.2	$310.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32.4	24.5
Non-cash operating lease cost	7.3	6.7
Stock-based compensation (Note 6)	28.2	23.9
Change in fair value of contingent consideration liabilities (Note 4)	(4.5)	(2.2)
Deferred income taxes	10.8	3.6
Other	(2.7)	14.7
Changes in operating assets and liabilities:
Accounts and other receivables, net	(89.5)	(4.2)
Inventories	2.5	(35.2)
Accounts payable and accrued liabilities	(9.3)	(144.4)
Income taxes	14.1	32.2
Prepaid expenses and other current assets	(5.4)	(5.5)
Litigation settlement accrual	1.6	—
Other	(23.2)	(17.6)
Net cash provided by operating activities	300.5	207.1
Cash flows from investing activities
Capital expenditures	(106.0)	(82.2)
Purchases of held-to-maturity investments (Note 3)	—	(112.0)
Proceeds from held-to-maturity investments (Note 3)	50.0	100.2
Purchases of available-for-sale investments (Note 3)	(77.4)	(150.9)
Proceeds from available-for-sale investments (Note 3)	86.8	127.8
Issuances of notes receivable	(3.6)	(16.6)
Other	0.5	(1.0)
Net cash used in investing activities	(49.7)	(134.7)
Cash flows from financing activities
Proceeds from issuance of debt	4.5	7.9
Payments on debt and finance lease obligations	(4.9)	(8.2)
Purchases of treasury stock	(302.6)	(614.8)
Proceeds from stock plans	31.6	29.1
Other	(2.9)	(0.4)
Net cash used in financing activities	(274.3)	(586.4)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	14.2	(2.1)
Net decrease in cash, cash equivalents, and restricted cash	(9.3)	(516.1)
Cash, cash equivalents, and restricted cash at beginning of period	1,200.2	1,184.4
Cash, cash equivalents, and restricted cash at end of period	$1,190.9	$668.3
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions; unaudited)

	Common Stock		Treasury Stock
	Shares	Par Value	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2020	636.4	$636.4	12.1	$(1,904.1)	$1,438.1	$4,565.0	$(161.1)	$4,574.3
Net income						338.2		338.2
Other comprehensive income, net of tax							(11.3)	(11.3)
Common stock issued under stock plans	1.1	1.1			30.5			31.6
Stock-based compensation expense					28.2			28.2
Purchases of treasury stock			3.6	(302.6)				(302.6)
Balance at March 31, 2021	637.5	$637.5	15.7	$(2,206.7)	$1,496.8	$4,903.2	$(172.4)	$4,658.4
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions; unaudited)

	Common Stock		Treasury Stock
	Shares	Par Value	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2019	218.1	$218.1	9.0	$(1,278.7)	$1,623.3	$3,741.6	$(156.0)	$4,148.3
Net income						310.6		310.6
Other comprehensive income, net of tax							4.0	4.0
Common stock issued under stock plans	0.4	0.4			28.7			29.1
Stock-based compensation expense					23.9			23.9
Purchases of treasury stock			3.0	(614.8)				(614.8)
Balance at March 31, 2020	218.5	$218.5	12.0	$(1,893.5)	$1,675.9	$4,052.2	$(152.0)	$3,901.1
The accompanying notes are an integral part of these
consolidated condensed financial statements.

1.     BASIS OF PRESENTATION

The accompanying interim consolidated condensed financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the consolidated financial statements and notes included in Edwards Lifesciences' Annual Report on Form 10-K for the year ended December 31, 2020. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") have been condensed or omitted.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. In particular, the COVID-19 pandemic has adversely impacted, and may further adversely impact, nearly all aspects of our business and markets, including our workforce and the operations of our customers, suppliers, and business partners.  The full extent to which the pandemic will directly or indirectly impact the Company's business, results of operations and financial condition, including sales, expenses, manufacturing, clinical trials, research and development costs, reserves and allowances, fair value measurements, asset impairment charges, contingent consideration obligations, and the effectiveness of the Company's hedging instruments, will depend on future developments that are highly uncertain and difficult to predict. These developments include, but are not limited to, the duration and spread of the outbreak (including new variants of COVID-19), its severity, the actions to contain the virus or address its impact, the timing, distribution, public acceptance and efficacy of vaccines and other treatments, U.S. and foreign government actions to respond to the reduction in global economic activity, and how quickly and to what extent normal economic and operating conditions can resume.

In the opinion of management, the interim consolidated condensed financial statements reflect all adjustments necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal, recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

Certain reclassifications have been made to the prior year's consolidated condensed financial statements to conform to the current year presentation.

Stock Split

On May 7, 2020, the Company’s Board of Directors declared a three-for-one stock split of the Company's outstanding shares of common stock effected in the form of a stock dividend, distributed on May 29, 2020 to stockholders of record on May 18, 2020. The Company distributed two newly issued shares of common stock to holders of record of each share of common stock to effect the stock split. All applicable share and per-share amounts in the consolidated condensed financial statements and the notes to consolidated condensed financial statements have been retroactively adjusted to reflect this stock split. The consolidated condensed statement of stockholders’ equity for the three months ended March 31, 2020 has not been retroactively adjusted to reflect the stock split.

2.     OTHER CONSOLIDATED FINANCIAL STATEMENT DETAILS

Composition of Certain Financial Statement Captions

Components of selected captions in the consolidated condensed balance sheets consisted of the following (in millions):

	March 31, 2021	December 31, 2020
Inventories
Raw materials	$132.2	$136.7
Work in process	152.8	140.0
Finished products	482.9	525.6
	$767.9	$802.3

At March 31, 2021 and December 31, 2020, $123.0 million and $130.0 million, respectively, of the Company's finished products inventories were held on consignment.

	March 31, 2021	December 31, 2020
	(in millions)
Accounts payable and accrued liabilities
Accounts payable	$150.4	$196.5
Employee compensation and withholdings	197.5	236.7
Taxes payable (Note 11)	10.7	18.6
Property, payroll, and other taxes	61.0	49.7
Research and development accruals	55.8	52.3
Accrued rebates	60.3	67.2
Fair value of derivatives	16.1	39.3
Accrued marketing expenses	15.9	14.3
Litigation settlement	50.0	37.5
Litigation and insurance	24.9	23.3
Accrued relocation costs	21.4	21.0
Accrued professional services	6.7	7.6
Accrued realignment reserves	14.8	14.5
Other accrued liabilities	87.0	88.2
	$772.5	$866.7

Supplemental Cash Flow Information
(in millions)

	Three Months Ended March 31,
	2021	2020
Cash paid during the year for:
Amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7.7	$7.1
Non-cash investing and financing transactions:
Right-of-use assets obtained in exchange for new lease liabilities	$3.5	$4.5
Capital expenditures accruals	$36.4	$33.9

Cash, Cash Equivalents, and Restricted Cash
(in millions)

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$1,174.2	$1,183.2
Restricted cash included in other current assets	16.4	16.6
Restricted cash included in other assets	0.3	0.4
Total cash, cash equivalents, and restricted cash	$1,190.9	$1,200.2

Amounts included in restricted cash primarily represent funds placed in escrow related to litigation and real estate purchases, and funds restricted for construction.

3.     INVESTMENTS

Debt Securities

Investments in debt securities at the end of each period were as follows (in millions):

	March 31, 2021				December 31, 2020
Held-to-maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Bank time deposits	$—	$—	$—	$—	$50.0	$—	$—	$50.0

Available-for-sale
Bank time deposits	$14.1	$—	$—	$14.1	$24.1	$—	$—	$24.1
U.S. government and agency securities	136.4	1.8	(0.1)	138.1	147.0	2.2	—	149.2
Foreign government bonds	—	—	—	—	—	—	—	—
Asset-backed securities	161.1	1.3	(0.2)	162.2	149.6	1.9	—	151.5
Corporate debt securities	600.3	5.0	(1.5)	603.8	600.8	7.5	—	608.3
Municipal securities	2.8	—	—	2.8	2.8	—	—	2.8
Total	$914.7	$8.1	$(1.8)	$921.0	$924.3	$11.6	$—	$935.9
The cost and fair value of investments in debt securities, by contractual maturity, as of March 31, 2021, were as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
	(in millions)
Due in 1 year or less	$155.5	$156.4
Due after 1 year through 5 years	569.7	573.3
Instruments not due at a single maturity date	189.5	191.3
	$914.7	$921.0
Actual maturities may differ from the contractual maturities due to call or prepayment rights.
The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of March 31, 2021, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	March 31, 2021
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$23.1	$(0.1)	$—	$—	$23.1	$(0.1)
Asset-backed securities	58.6	(0.2)	—	—	58.6	(0.2)
Corporate debt securities	214.4	(1.5)	—	—	214.4	(1.5)
	$296.1	$(1.8)	$—	$—	$296.1	$(1.8)

There were no investments that were in an unrealized loss position as of December 31, 2020.

Investments in Unconsolidated Affiliates

The Company has a number of equity investments in privately and publicly held companies. Investments in these unconsolidated affiliates are recorded in "Long-term Investments" on the consolidated condensed balance sheets, and are as follows:

	March 31, 2021	December 31, 2020
	(in millions)
Equity method investments
Carrying value of equity method investments	$7.1	$5.7
Equity securities
Carrying value of non-marketable equity securities	30.5	29.4
Total investments in unconsolidated affiliates	$37.6	$35.1
Non-marketable equity securities consist of investments in privately held companies without readily determinable fair values, and are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. The Company recorded an upward adjustment of $1.0 million during the three months ended March 31, 2021 based on observable price changes. As of March 31, 2021, the Company had recorded accumulated upward adjustments of $4.8 million based on observable price changes, and accumulated downward adjustments of $2.6 million due to impairments and observable price changes.
During the three months ended March 31, 2021, the gross realized gains or losses from sales of available-for-sale investments were not material.

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

Financial instruments also include notes payable. As of March 31, 2021, the fair value of the notes payable, based on Level 2 inputs, was $676.6 million.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company's financial instruments which are measured at fair value on a recurring basis (in millions):

March 31, 2021	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$10.9	$15.0	$—	$25.9
Available-for-sale investments:
Bank time deposits	—	14.1	—	14.1
Corporate debt securities	—	603.8	—	603.8
Asset-backed securities	—	162.2	—	162.2
U.S. government and agency securities	55.8	82.3	—	138.1
Municipal securities	—	2.8	—	2.8
Investments held for deferred compensation plans	113.4	—	—	113.4
Derivatives	—	28.8	—	28.8
	$180.1	$909.0	$—	$1,089.1
Liabilities
Derivatives	$—	$16.1	$—	$16.1
Deferred compensation plans	113.0	—	—	113.0
Contingent consideration liabilities	—	—	181.6	181.6
	$113.0	$16.1	$181.6	$310.7
December 31, 2020
Assets
Cash equivalents	$16.2	$—	$—	$16.2
Available-for-sale investments:
Bank time deposits	—	24.1	—	24.1
Corporate debt securities	—	608.3	—	608.3
Asset-backed securities	—	151.5	—	151.5
U.S. government and agency securities	56.9	92.2	—	149.1
Municipal securities	—	2.8	—	2.8
Investments held for deferred compensation plans	111.2	—	—	111.2
Derivatives	—	8.1	—	8.1
	$184.3	$887.0	$—	$1,071.3
Liabilities
Derivatives	$—	$39.3	$—	$39.3
Deferred compensation plans	111.6	—	—	111.6
Contingent consideration liabilities	—	—	186.1	186.1
	$111.6	$39.3	$186.1	$337.0

The following table summarizes the changes in fair value of the contingent consideration liabilities (in millions):

	Three Months Ended March 31,
	2021	2020
Balance at December 31	$186.1	$172.5
Changes in fair value	(4.5)	(2.2)
Balance at March 31	$181.6	$170.3

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

Contingent Consideration Liabilities

Certain of the Company's acquisitions involve contingent consideration arrangements. Payment of additional consideration is contingent upon the acquired company reaching certain performance milestones, such as attaining specified revenue levels or obtaining regulatory approvals. These contingent consideration liabilities are measured at estimated fair value using either a probability weighted discounted cash flow analysis or a Monte Carlo simulation model, both of which consider significant unobservable inputs. These inputs include (1) the discount rate used to present value the projected cash flows (ranging from 0.0% to 9.2%; weighted average of 3.7%), (2) the probability of milestone achievement (ranging from 0.3% to 99.7%; weighted average of 70.9%), (3) the projected payment dates (ranging from 2023 to 2027; weighted average of 2026), and (4) the volatility of future revenue (ranging from 37.0% to 40.0%; weighted average of 38.8%). The weighted average of each of the above inputs was determined based on the relative fair value of each obligation. The use of different assumptions could have a material effect on the estimated fair value amounts.

5.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses derivative financial instruments to manage its currency exchange rate risk and its interest rate risk as summarized below. Notional amounts are stated in United States dollar equivalents at spot exchange rates at the respective dates. The Company does not enter into these arrangements for trading or speculation purposes.

	Notional Amount
	March 31, 2021	December 31, 2020
	(in millions)
Foreign currency forward exchange contracts	$1,509.7	$1,525.5
Cross currency swap contracts	300.0	300.0

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

The following table presents the location and fair value amounts of derivative instruments reported in the consolidated condensed balance sheets (in millions):

		Fair Value
Derivatives designated as hedging instruments	Balance Sheet Location	March 31, 2021	December 31, 2020
Assets
Foreign currency contracts	Other current assets	$26.2	$7.3
Cross currency swap contracts	Other assets	$2.6	$0.8
Liabilities
Foreign currency contracts	Accounts payable and accrued liabilities	$16.1	$39.3

The following table presents the effect of master-netting agreements and rights of offset on the consolidated condensed balance sheets (in millions):

				Gross Amounts Not Offset in the Consolidated Balance Sheet
		Gross Amounts Offset in the Consolidated Balance Sheet
			Net Amounts Presented in the Consolidated Balance Sheet
March 31, 2021	Gross Amounts			Financial Instruments	Cash Collateral Received	Net Amount
Derivative assets
Foreign currency contracts	$26.2	$—	$26.2	$(9.5)	$—	$16.7
Cross currency swap contracts	$2.6	$—	$2.6	$—	$—	$2.6
Derivative liabilities
Foreign currency contracts	$16.1	$—	$16.1	$(9.5)	$—	$6.6
December 31, 2020
Derivative assets
Foreign currency contracts	$7.3	$—	$7.3	$(6.1)	$—	$1.2
Cross currency swap contracts	$0.8	$—	$0.8	$—	$—	$0.8
Derivative liabilities
Foreign currency contracts	$39.3	$—	$39.3	$(6.1)	$—	$33.2
The following tables present the effect of derivative and non-derivative hedging instruments on the consolidated condensed statements of operations and consolidated condensed statements of comprehensive income (loss) (in millions):

	Amount of Gain or (Loss) Recognized in OCI on Derivative			Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended March 31,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Three Months Ended March 31,

	2021	2020		2021	2020
Cash flow hedges
Foreign currency contracts	$28.2	$17.5	Cost of sales	$(5.5)	$6.1
			Selling, general, and administrative expenses	$0.1	$0.8

	Amount of Gain or (Loss) Recognized in OCI on Derivative			Amount of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31,		Location of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)	Three Months Ended March 31,

	2021	2020		2021	2020
Net investment hedges
Cross currency swap contracts	$1.8	$31.3	Interest income, net	$1.6	$1.7

The cross currency swaps have an expiration date of June 15, 2028. At maturity of the cross currency swap contracts, the Company will deliver the notional amount of €257.2 million and will receive $300.0 million from the counterparties. The Company will receive semi-annual interest payments from the counterparties based on a fixed interest rate until maturity of the agreements.

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended March 31,
	Location of Gain or (Loss) Recognized in Income on Derivative
		2021	2020
Fair value hedges
Foreign currency contracts	Other income, net	$6.3	$1.7

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended March 31,
	Location of Gain or (Loss) Recognized in Income on Derivative
		2021	2020
Derivatives not designated as hedging instruments
Foreign currency contracts	Other income, net	$15.2	$8.6

The following tables present the effect of fair value and cash flow hedge accounting on the consolidated condensed statements of operations (in millions):

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three Months Ended March 31, 2021
	Cost of sales	Selling, general, and administrative expenses	Other Income, net

Total amounts of income and expense line items presented in the consolidated condensed statements of operations in which the effects of fair value or cash flow hedges are recorded	$(293.4)	$(330.8)	$5.5
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships:
Foreign currency contracts:
Hedged items	$—	$—	$(5.5)
Derivatives designated as hedging instruments	$—	$—	$5.5
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach	$—	$—	$0.8
Gain (loss) on cash flow hedging relationships:
Foreign currency contracts:
Amount of gain (loss) reclassified from accumulated OCI into income	$(5.5)	$0.1	$—

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three Months Ended March 31, 2020
	Cost of sales	Selling, general, and administrative expenses	Other Expense (Income), net

Total amounts of income and expense line items presented in the consolidated condensed statements of operations in which the effects of fair value or cash flow hedges are recorded	$(265.1)	$(307.8)	$1.9
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships:
Foreign currency contracts:
Hedged items	$—	$—	$(0.7)
Derivatives designated as hedging instruments	$—	$—	$0.7
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach	$—	$—	$1.0
Gain (loss) on cash flow hedging relationships:
Foreign currency contracts:
Amount of gain (loss) reclassified from accumulated OCI into income	$6.1	$0.8	$—

The Company expects that during the next twelve months it will reclassify to earnings a $9.0 million loss currently recorded in "Accumulated Other Comprehensive Loss."

6.    STOCK-BASED COMPENSATION

Stock-based compensation expense related to awards issued under the Company's incentive compensation plans for the three months ended March 31, 2021 and 2020 was as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Cost of sales	$5.5	$4.6
Selling, general, and administrative expenses	16.5	14.4
Research and development expenses	6.2	4.9
Total stock-based compensation expense	28.2	23.9
Income tax benefit	(3.9)	(3.5)
Total stock-based compensation expense, net of tax	$24.3	$20.4

At March 31, 2021, the total remaining compensation cost related to nonvested stock options, restricted stock units, market-based restricted stock units, and employee stock purchase plan ("ESPP") subscription awards amounted to $135.0 million, which will be amortized on a straight-line basis over the weighted-average remaining requisite service period of 27 months.

Fair Value Disclosures

The following table includes the weighted-average grant-date fair values of stock options granted during the periods indicated and the related weighted-average assumptions used in the Black-Scholes option pricing model:

Option Awards	Three Months Ended March 31,
	2021	2020
Average risk-free interest rate	0.6%	1.4%
Expected dividend yield	None	None
Expected volatility	33.4%	29.7%
Expected term (years)	5.2	5.2
Fair value, per option	$26.28	$22.79
The following table includes the weighted-average grant-date fair values for ESPP subscriptions granted during the periods indicated and the related weighted-average assumptions used in the Black-Scholes option pricing model:

ESPP	Three Months Ended March 31,
	2021	2020
Average risk-free interest rate	0.1%	1.6%
Expected dividend yield	None	None
Expected volatility	37.5%	31.9%
Expected term (years)	0.6	0.6
Fair value, per share	$22.14	$15.71

7.    ACCELERATED SHARE REPURCHASE

During 2021, the Company entered into an accelerated share repurchase ("ASR") agreement providing for the repurchase of the Company's common stock based on the volume-weighted average price ("VWAP") of the Company's common stock during the term of the agreement, less a discount. The following table summarizes the terms of the ASR agreement (dollars and shares in millions, except per share data):

		Initial Delivery			Final Settlement
Agreement Date	Amount Paid	Shares Received	Price per Share	Value of Shares as % of Contract Value	Settlement Date	Total Shares Received	Average Price per Share
February 2021	$250.0	2.4	$83.86	80%	March 2021	3.0	$84.51

The ASR agreement was accounted for as two separate transactions: (1) the value of the initial delivery of shares was recorded as shares of common stock acquired in a treasury stock transaction on the acquisition date and (2) the remaining amount of the purchase price paid was recorded as a forward contract indexed to the Company's own common stock and was recorded in "Additional Paid-in Capital" on the consolidated balance sheets. The initial delivery of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share. The Company determined that the forward contract indexed to the Company's common stock met all the applicable criteria for equity classification and, therefore, was not accounted for as a derivative instrument.

8.    COMMITMENTS AND CONTINGENCIES

The Company is or may be a party to, or may otherwise be responsible for, pending or threatened lawsuits including those related to products and services currently or formerly manufactured or performed, as applicable, by the Company, workplace and employment matters, matters involving real estate, Company operations or health care regulations, or governmental investigations (the "Lawsuits"). The Lawsuits raise difficult and complex factual and legal issues and are subject to many uncertainties, including, but not limited to, the facts and circumstances of each particular case or claim, the jurisdiction in which each suit is brought, and differences in applicable law. Management does not believe that any loss relating to the Lawsuits would have a material adverse effect on the Company's overall financial condition, results of operations or cash flows. However, the resolution of one or more of the Lawsuits in any reporting period, could have a material adverse impact on the

Company's financial results for that period. The Company is not able to estimate the amount or range of any loss for legal contingencies related to the Lawsuits for which there is no reserve or additional loss for matters already reserved.

The Company is subject to various environmental laws and regulations both within and outside of the United States. The Company's operations, like those of other medical device companies, involve the use of substances regulated under environmental laws, primarily in manufacturing and sterilization processes. While it is difficult to quantify the potential impact of continuing compliance with environmental protection laws, management believes that such compliance will not have a material impact on the Company's financial results. The Company's threshold for disclosing material environmental legal proceedings involving a governmental authority where potential monetary exposure is involved is $1 million.

9.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables summarize the activity for each component of "Accumulated Other Comprehensive Loss" (in millions):

	Foreign Currency Translation Adjustments	Unrealized Loss on Hedges	Unrealized Gain on Available-for-sale Investments	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
December 31, 2020	$(122.4)	$(27.7)	$8.6	$(19.6)	$(161.1)
Other comprehensive (loss) gain before reclassifications	(30.2)	34.8	(6.1)	0.3	(1.2)
Amounts reclassified from accumulated other comprehensive loss	(1.6)	(0.9)	0.9	—	(1.6)
Deferred income tax (expense) benefit	(0.4)	(9.4)	1.3	—	(8.5)
March 31, 2021	$(154.6)	$(3.2)	$4.7	$(19.3)	$(172.4)

	Foreign Currency Translation Adjustments	Unrealized Gain on Hedges	Unrealized Gain (Loss) on Available-for-sale Investments	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
December 31, 2019	$(154.8)	$12.5	$1.7	$(15.4)	$(156.0)
Other comprehensive gain (loss) before reclassifications	11.6	19.0	(6.3)	(0.2)	24.1
Amounts reclassified from accumulated other comprehensive loss	(1.7)	(8.6)	(0.1)	—	(10.4)
Deferred income tax (expense) benefit	(7.6)	(3.8)	1.7	—	(9.7)
March 31, 2020	$(152.5)	$19.1	$(3.0)	$(15.6)	$(152.0)

The following table provides information about amounts reclassified from "Accumulated Other Comprehensive Loss" (in millions):

	Three Months Ended March 31,
			Affected Line on Consolidated Condensed Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	2021	2020
Foreign currency translation adjustments	$1.6	$1.7	Other income, net
	(0.4)	(0.4)	Provision for income taxes
	$1.2	$1.3	Net of tax
Gain (loss) on hedges	$(5.5)	$6.1	Cost of sales
	0.1	0.8	Selling, general, and administrative expenses
	6.3	1.7	Other income, net
	0.9	8.6	Total before tax
	0.7	(1.9)	Provision for income taxes
	$1.6	$6.7	Net of tax
Gain (loss) on available-for-sale investments	$(0.9)	$0.1	Other income, net
	0.2	(0.2)	Provision for income taxes
	$(0.7)	$(0.1)	Net of tax

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

The table below presents the computation of basic and diluted earnings per share (in millions, except for per share information):

	Three Months Ended March 31,
	2021	2020
Basic:
Net income	$338.2	$310.6
Weighted-average shares outstanding	623.2	624.6
Basic earnings per share	$0.54	$0.50
Diluted:
Net income	$338.2	$310.6
Weighted-average shares outstanding	623.2	624.6
Dilutive effect of stock plans	8.1	10.5
Dilutive weighted-average shares outstanding	631.3	635.1
Diluted earnings per share	$0.54	$0.49

Stock options, restricted stock units, and market-based restricted stock units to purchase an aggregate of 1.9 million and 2.0 million shares for the three months ended March 31, 2021 and 2020, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

11.    INCOME TAXES

The Company's effective income tax rates were 13.1% and 14.8% for the three months ended March 31, 2021 and 2020, respectively. The effective rates for the three months ended March 31, 2021 and 2020 were lower than the federal statutory rate of 21% primarily due to (1) the tax benefit from employee share-based compensation, (2) foreign earnings taxed at lower rates, and (3) Federal and California research and development credits. The effective rates include a tax benefit from employee share-based compensation of $11.5 million and $10.3 million for the three months ended March 31, 2021 and 2020, respectively.

The Company is under continuous tax audits by the Internal Revenue Service (“IRS”) and other taxing authorities. During these audits the Company may receive proposed audit adjustments that could be material. Therefore, there is a possibility that an adverse outcome in these audits could have a material effect on the Company's results of operations and financial condition. The Company strives to resolve open matters with each tax authority at the examination level and could reach agreement with a tax authority at any time. While the Company has accrued for matters it believes are more likely than not to require settlement, the eventual outcome with a tax authority may result in a tax liability that is more or less than that reflected in the consolidated condensed financial statements. Furthermore, the Company may later decide to challenge any assessments, if made, and may exercise its right to appeal. The uncertain tax positions are reviewed quarterly and adjusted as events occur that affect potential liabilities for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, negotiations between tax authorities, identification of new issues, and issuance of new legislation, regulations, or case law.

As of March 31, 2021 and December 31, 2020, the gross liability for income taxes associated with uncertain tax positions was $300.5 million and $281.8 million, respectively. The Company estimates that these liabilities would be reduced by $104.7 million and $95.1 million, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, and timing adjustments. The net amounts of $195.8 million and $186.7 million, respectively, if not required, would favorably affect the Company's effective tax rate.

The Company previously executed an Advance Pricing Agreement ("APA") in 2018 between the United States and Switzerland governments for tax years 2009 through 2020 covering various, but not all, transfer pricing matters. The unagreed transfer pricing matters, namely Surgical Structural Heart and Transcatheter Aortic Valve Replacement (collectively “Surgical/TAVR”) intercompany royalty transactions, then reverted to IRS Examination for further consideration as part of the respective years' regular tax audit. In addition, the Company executed other bilateral APAs as follows: during 2017, an APA between the United States and Japan covering tax years 2015 through 2019; and during 2018, APAs between Japan and Singapore and between Switzerland and Japan covering tax years 2015 through 2019. The Company has filed to renew these APAs related to Japan for the years 2020 and forward. The execution of some or all of these APA renewals depends on many variables outside of the Company's control.

As of March 31, 2021, all material state, local, and foreign income tax matters have been concluded for years through 2015. While not material, the Company continues to address matters in Wisconsin and India for years from 2010.

The Company’s U.S. federal income tax returns have all been audited through 2014. The IRS began its examination of the 2015 and 2016 tax years during the fourth quarter of 2018 and later added the 2017 tax year to this audit cycle during the first quarter of 2019. The IRS audit field work for the 2015-2017 tax years was substantially completed during the fourth quarter of 2020, except for transfer pricing matters.

During the first quarter of 2021, the Company received a draft Notice of Proposed Adjustment (“Draft NOPA”) from the IRS for the 2015-2017 tax years relating to transfer pricing involving certain Surgical/TAVR intercompany royalty transactions between the Company's U.S. and Switzerland affiliated companies. The Draft NOPA proposes an increase to the Company's U.S. taxable income which could result in additional tax expense for this period of approximately $200 million.

The Company's analysis of the Draft NOPA is ongoing, and it continues to work with the IRS on how the facts are described and analyzed in the Draft NOPA. The Draft NOPA also represents a significant change to previously agreed upon transfer pricing methodologies for these transactions. The Company plans to continue its dialogue with the IRS on this matter and, as a result, the final NOPA and any adjustments asserted by the IRS may differ materially. The Company anticipates receiving the final NOPA and Revenue Agent’s Report prior to the end of the third quarter of 2021. Should the Company not come to an agreement with the IRS at the examination level, the Company will evaluate all possible remedies available to it, which could likely take several years to resolve. No payment of any amount related to the Draft NOPA is required to be made, if at all, until all applicable proceedings have been completed. However, the Company has the option to deposit all or a portion of any proposed assessment at any time. The Company believes the amounts previously accrued related to this uncertain tax position are sufficient and, accordingly, has not recorded any additional amount based on the Draft NOPA received.

Certain Surgical/TAVR intercompany royalty transactions covering tax years 2015 through 2021 that were not resolved under the APA program remain subject to IRS examination, and those transactions and related tax positions remain uncertain as of March 31, 2021. The Company has considered this information, as well as information regarding the Draft NOPA described above, in its evaluation of its uncertain tax positions. These unresolved transfer pricing matters, net of any correlative repatriation tax adjustment, may be significant to the Company’s consolidated condensed financial statements. Based on the information currently available and numerous possible outcomes, the Company cannot reasonably estimate what, if any, changes in its existing uncertain tax positions may occur in the next 12 months and, therefore, has continued to record the gross uncertain tax positions as a long-term liability.

12.    SEGMENT INFORMATION

Edwards Lifesciences conducts operations worldwide and is managed in the following geographical regions: United States, Europe, Japan, and Rest of World. All regions sell products that are used to treat advanced cardiovascular disease.

The Company's geographic segments are reported based on the financial information provided to the Chief Operating Decision Maker (the Chief Executive Officer). The Company evaluates the performance of its geographic segments based on net sales and operating income. The accounting policies of the segments are substantially the same as those described in Note 2 of the Company's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020. Segment net sales and segment operating income are based on internally derived standard foreign exchange rates, which may differ from year to year, and do not include inter-segment profits. Because of the interdependence of the reportable segments, the operating profit as presented may not be representative of the geographical distribution that would occur if the segments were not interdependent. Net sales by geographic area are based on the location of the customer.

Certain items are maintained at the corporate level and are not allocated to the segments. The non-allocated items include net interest income, global marketing expenses, corporate research and development expenses, manufacturing variances, corporate headquarters costs, special gains and charges, stock-based compensation, foreign currency hedging activities, certain litigation costs, changes in the fair value of contingent consideration liabilities, and most of the Company's amortization expense. Although most of the Company's depreciation expense is included in segment operating income, due to the Company's methodology for cost build-up, it is impractical to determine the amount of depreciation expense included in each segment and, therefore, a portion is maintained at the corporate level. The Company neither discretely allocates assets to its operating segments, nor evaluates the operating segments using discrete asset information.

The table below presents information about Edwards Lifesciences' reportable segments (in millions):

	Three Months Ended March 31,
	2021	2020
Segment Net Sales
United States	$674.7	$667.4
Europe	255.4	247.5
Japan	127.7	109.8
Rest of World	124.5	104.4
Total segment net sales	$1,182.3	$1,129.1
Segment Operating Income
United States	$466.1	$464.8
Europe	133.3	128.0
Japan	87.6	71.7
Rest of World	47.3	34.9
Total segment operating income	$734.3	$699.4

The table below presents reconciliations of segment net sales to consolidated net sales and segment operating income to consolidated pre-tax income (in millions):

	Three Months Ended March 31,
	2021	2020
Net Sales Reconciliation
Segment net sales	$1,182.3	$1,129.1
Foreign currency	34.3	(0.4)
Consolidated net sales	$1,216.6	$1,128.7
Pre-tax Income Reconciliation
Segment operating income	$734.3	$699.4
Unallocated amounts:
Corporate items	(357.7)	(340.7)
Intellectual property litigation expenses	(6.4)	(12.5)
Change in fair value of contingent consideration liabilities	4.5	2.2
Foreign currency	8.8	9.7
Consolidated operating income	383.5	358.1
Non-operating income	5.8	6.4
Consolidated pre-tax income	$389.3	$364.5

Enterprise-wide Information

The following enterprise-wide information is based on actual foreign exchange rates used in the Company's consolidated condensed financial statements.

	Three Months Ended March 31,
	2021	2020
	(in millions)
Net Sales by Geographic Area
United States	$674.7	$667.4
Europe	280.0	249.3
Japan	132.3	110.0
Rest of World	129.6	102.0
	$1,216.6	$1,128.7
Net Sales by Major Product Area
Transcatheter Aortic Valve Replacement	$791.7	$742.2
Transcatheter Mitral and Tricuspid Therapies	16.3	10.5
Surgical Structural Heart	213.0	193.4
Critical Care	195.6	182.6
	$1,216.6	$1,128.7

	March 31, 2021	December 31, 2020
	(in millions)
Long-lived Tangible Assets by Geographic Area
United States	$1,101.0	$1,084.3
Europe	201.4	192.7
Japan	18.0	20.4
Rest of World	310.3	311.0
	$1,630.7	$1,608.4

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

We are the global leader in patient-focused medical innovations for structural heart disease, as well as critical care and surgical monitoring. Driven by a passion to help patients, we partner with the world's leading clinicians and researchers and invest in research and development to transform care for those impacted by structural heart disease or who require hemodynamic monitoring during surgery or in intensive care. We conduct operations worldwide and are managed in the following geographical regions: United States, Europe, Japan, and Rest of World. Our products are categorized into the following areas: Transcatheter Aortic Valve Replacement ("TAVR"), Transcatheter Mitral and Tricuspid Therapies ("TMTT"), Surgical Structural Heart ("Surgical"), and Critical Care.

Financial Highlights and COVID-19
The COVID-19 pandemic has adversely impacted and may further adversely impact nearly all aspects of our business and markets, including our workforce and the operations of our customers, suppliers, and business partners. Our priority has been to support our clinician partners, protect the well-being of our employees, and maintain continuous access to our life-saving technologies while offering front-line in-hospital support. Our manufacturing operations have continued to respond to impacts related to COVID-19, and we have been able to supply our technologies around the world. Across the organization, we are proactively managing inventory, assessing alternative logistics options, and closely monitoring the supply of components.

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

During the first quarter of 2021, COVID-19 stressed the global healthcare system during the winter months. Despite the challenges associated with COVID-19, our net sales for the first three months of 2021 were $1.2 billion, representing an increase of $87.9 million over the first three months of 2020, driven by sales growth of our TAVR products. During the first quarter of 2021, United States TAVR procedures began to grow as COVID-19 hospitalizations decreased and vaccinations increased. We also saw an increased demand for our pressure monitoring products due to elevated hospitalizations at the beginning of the quarter and as hospital capital spending began to show signs of recovery. However, slow vaccination progress outside the United States provides uncertainty for the remainder of the year for our net sales outside the United States.

Our gross profit increase was driven by our sales growth. As a percentage of sales, our gross margin decreased, driven by the impact of foreign currency exchange rate fluctuations. The increase in our diluted earnings per share was driven by our sales growth.
We are closely monitoring the impact of COVID-19 on all aspects of our business and geographies, including its impact on our customers, employees, suppliers, vendors, business partners and distribution channels. The extent to which the COVID-19 global pandemic and measures taken in response thereto impact our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and are difficult to predict. These developments include, but are not limited to, the duration and spread of the outbreak (including new variants of COVID-19), its severity, the actions to contain the virus or address its impact, the timing, distribution, public acceptance and efficacy of vaccines and other treatments, U.S. and foreign government actions to respond to the reduction in global economic activity, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts on our financial condition and results of operations.

Healthcare Environment, Opportunities, and Challenges

The medical technology industry is highly competitive and continues to evolve. Our success is measured both by the development of innovative products and the value we bring to our stakeholders. We are committed to developing new technologies and providing innovative patient care, and we are committed to defending our intellectual property in support of those developments. While some evidence collection was slowed during the COVID-19 pandemic, we and the clinical community are committed to continuing our trials and generating robust evidence. In the first three months of 2021, we invested 17.0% of our net sales in research and development.

Results of Operations

Net Sales Trends
(dollars in millions)

	Three Months Ended March 31,
				Percent Change
	2021	2020	Change
United States	$674.7	$667.4	$7.3	1.1%
Europe	280.0	249.3	30.7	12.4%
Japan	132.3	110.0	22.3	20.2%
Rest of World	129.6	102.0	27.6	27.0%
International	541.9	461.3	80.6	17.5%
Total net sales	$1,216.6	$1,128.7	$87.9	7.8%

International net sales include the impact of foreign currency exchange rate fluctuations. The impact of foreign currency exchange rate fluctuations on net sales is not necessarily indicative of the impact on net income due to the corresponding effect of foreign currency exchange rate fluctuations on international manufacturing and operating costs, and our hedging activities.

Net Sales by Product Group
(dollars in millions)

	Three Months Ended March 31,
				Percent Change
	2021	2020	Change
Transcatheter Aortic Valve Replacement	$791.7	$742.2	$49.5	6.7%
Transcatheter Mitral and Tricuspid Therapies	16.3	10.5	5.8	56.7%
Surgical Structural Heart	213.0	193.4	19.6	10.1%
Critical Care	195.6	182.6	13.0	7.1%
Total net sales	$1,216.6	$1,128.7	$87.9	7.8%

Transcatheter Aortic Valve Replacement

1,000
800
600
400
200
0
$ (Millions)
$742.2
$791.7
Q1 '20
Q1 '21

Net sales of TAVR products increased for the three months ended March 31, 2021 driven by:

•higher sales of the Edwards SAPIEN 3 Ultra System following its regulatory approval in the United States (December 2018) and in Europe (November 2018);

•foreign currency exchange rate fluctuations, which increased international net sales by $18.0 million due primarily to the strengthening of the Euro against the United States dollar; and

•higher sales of the Edwards SAPIEN 3 valve in Japan, driven by strong therapy adoption;
partially offset by:
•lower sales of the Edwards SAPIEN 3 valve in the United States, as patients adopted the SAPIEN 3 Ultra System.
In April 2021, we (1) received approval for a U.S. pivotal trial for TAVR in moderate aortic stenosis patients, (2) received approval in Japan to begin treating low-risk patients with SAPIEN 3, and (3) received SAPIEN 3 CE Mark approval to begin treating patients with a previously repaired or replaced valve in the pulmonic position.

Transcatheter Mitral and Tricuspid Therapies

$ (Millions)
20
15
10
5
0
$10.5
$16.3
Q1 '20
Q1 '21

Net sales of TMTT products increased for the three months ended March 31, 2021 due primarily to continued adoption of our PASCAL platform and activation of more centers across Europe.

This quarter we progressed in the enrollment of our three CLASP pivotal trials for PASCAL. We have also begun treating patients with EVOQUE in the TRISCEND II randomized pivotal study. This study will evaluate the safety and effectiveness of the EVOQUE tricuspid valve replacement system for patients with severe tricuspid regurgitation. In addition, the first patients were recently treated with our next generation transcatheter mitral replacement system, called EVOQUE Eos, through the MISCEND study. This study will evaluate the safety and performance of EVOQUE Eos, which is designed to advance the treatment of patients with mitral regurgitation with a low-profile valve delivered through a sub 30 french transfemoral delivery system.

Surgical Structural Heart

$ (Millions)
300
200
100
0
$193.4
$213.0
Q1 '20
Q1 '21

Net sales of Surgical products increased for the three months ended March 31, 2021 due primarily to

•increased sales of the INSPIRIS RESILIA aortic valve and the KONECT aortic valved conduit, primarily in the United States; and

•foreign currency exchange rate fluctuations, which increased international net sales by $6.4 million due primarily to the strengthening of the Euro against the United States dollar.
In January 2021, we received regulatory approval in Japan for our MITRIS valve, a new mitral valve incorporating RESILIA technology.
Critical Care

300
200
100
0
$ (Millions)
$182.6
$195.6
Q1 '20
Q1 '21

Net sales of Critical Care products increased for the three months ended March 31, 2021 due primarily to:

•foreign currency exchange rate fluctuations, which increased international net sales by $5.0 million due primarily to the strengthening of the Euro and Japanese yen against the United States dollar;

•increased demand for our pressure monitoring products, primarily in the United States, as COVID-19 hospitalizations increased early in the first quarter of 2021; and

•increased demand for our capital products, primarily Hemosphere monitors in Japan, as hospital capital spending began to show signs of recovery.

Gross Profit

For the three months ended March 31, 2021 and 2020:
1,500
1,000
500
0
$ in millions
$863.6
$923.2
76.5%
75.9%
90
80
70
Percentage
Q1 '20
Q1 '21
Gross profit
Percentage of net sales

The decrease in gross profit as a percentage of net sales for the three months ended March 31, 2021 was driven primarily by:
•a 1.5 percentage point decrease in the three months ended March 31, 2021 due to the impact of foreign currency exchange rate fluctuations, including the settlement of foreign currency hedging contracts; and
•incremental costs associated with responding to COVID-19;
partially offset by:
•manufacturing efficiencies.

Selling, General, and Administrative ("SG&A") Expenses

500
400
300
200
100
0
$ in millions
$307.8
$330.8
27.3%
27.2%
Q1 '20
Q1 '21
100
80
60
40
20
Percentage
SG&A
Percentage of net sales

SG&A expenses increased for the three months ended March 31, 2021 due primarily to a) the impact of foreign currency, which increased expenses by $8.9 million due to the weakening of the United States dollar against multiple currencies, primarily the Euro and b) higher personnel-related costs, partially offset by reduced travel spending resulting from COVID-19.

Research and Development ("R&D") Expenses

400
300
200
100
0
$ in millions
$187.4
16.6%
$207.0
17.0%
Q1 '20
Q1 '21
100
80
60
40
20
0
Percentage
R&D
Percentage of net sales

R&D expenses increased for the three months ended March 31, 2021 primarily due to continued investments in our transcatheter mitral and tricuspid therapies and our aortic valve replacement innovations.

Change in Fair Value of Contingent Consideration Liabilities

The change in fair value of contingent consideration liabilities resulted in income of $4.5 million and $2.2 million for the three months ended March 31, 2021 and 2020, respectively. The income in the first quarter of 2021 was primarily driven by increased discount rates, partially offset by the accretion of interest due to the passage of time. The income in the first quarter of 2020 was primarily driven by an increase in credit spread assumptions, partially offset by decreased discount rates and the accretion of interest due to the passage of time. The changes to the credit spread and discount rate assumptions were primarily due to uncertainties related to COVID-19. For further information, see Note 4 to the "Consolidated Condensed Financial Statements."

Other Income, net
(in millions)

	Three Months Ended March 31,
	2021	2020
Foreign exchange gains, net	$(1.7)	$(3.7)
(Gain) loss on investments	(2.7)	1.8
Other	(1.1)	—
Other income, net	$(5.5)	$(1.9)
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

Our effective income tax rate was 13.1% and 14.8% for the three months ended March 31, 2021 and 2020, respectively. The effective rates for the three months ended March 31, 2021 and 2020 were lower than the federal statutory rate of 21% primarily due to (1) the tax benefit from employee share-based compensation, (2) foreign earnings taxed at lower rates, and (3) Federal and California research and development credits.

We are under continuous tax audits by the Internal Revenue Service (“IRS”) and other taxing authorities. During these audits we may receive proposed audit adjustments that could be material. Therefore, there is a possibility that an adverse outcome in these audits could have a material effect on our results of operations and financial condition. We strive to resolve open matters with each tax authority at the examination level and could reach agreement with a tax authority at any time. While we have accrued for matters we believe are more likely than not to require settlement, the eventual outcome with a tax authority may result in a tax liability that is more or less than that reflected in the consolidated condensed financial statements. Furthermore, we may later decide to challenge any assessments, if made, and may exercise our right to appeal. The uncertain tax positions are reviewed quarterly and adjusted as events occur that affect potential liabilities for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, negotiations between tax authorities, identification of new issues, and issuance of new legislation, regulations, or case law.

We previously executed an Advance Pricing Agreement ("APA") in 2018 between the United States and Switzerland governments for tax years 2009 through 2020 covering various, but not all, transfer pricing matters. The unagreed transfer pricing matters, namely Surgical Structural Heart and Transcatheter Aortic Valve Replacement (collectively "Surgical/TAVR") intercompany royalty transactions, then reverted to IRS Examination for further consideration as part of the respective years' regular tax audit. In addition, we executed other bilateral APAs as follows: during 2017, an APA between the United States and Japan covering tax years 2015 through 2019; and during 2018, APAs between Japan and Singapore and between Switzerland and Japan covering tax years 2015 through 2019. We have filed to renew these APAs related to Japan for the years 2020 and forward. The execution of some or all these APA renewals depends on many variables outside of our control.

At March 31, 2021, all material state, local, and foreign income tax matters have been concluded for years through 2015. While not material, we continue to address matters in Wisconsin and India for years from 2010.

Our U.S. federal income tax returns have all been audited through 2014. The IRS began its examination of the 2015 and 2016 tax years during the fourth quarter of 2018 and later added the 2017 tax year to this audit cycle during the first quarter of 2019. The IRS audit field work for the 2015 through 2017 tax years was substantially completed during the fourth quarter of 2020, except for transfer pricing matters.

During the first quarter of 2021, we received a draft Notice of Proposed Adjustment (“Draft NOPA”) from the IRS for the 2015-2017 tax years relating to transfer pricing involving certain Surgical/TAVR intercompany royalty transactions between our U.S. and Switzerland affiliated companies. The Draft NOPA proposes an increase to our U.S. taxable income which could result in additional tax expense for this period of approximately $200 million.

Our analysis of the Draft NOPA is ongoing, and we continue to work with the IRS on how the facts are described and analyzed in the Draft NOPA. The Draft NOPA represents a significant change to previously agreed upon transfer pricing methodologies for these transactions. We plan to continue our dialogue with the IRS on this matter and, as a result, the final NOPA and any adjustments asserted by the IRS may differ materially. We anticipate receiving the final NOPA and Revenue Agent’s Report prior to the end of the third quarter of 2021. Should we not come to an agreement with the IRS at the examination level, we will evaluate all possible remedies available to us, which could likely take several years to resolve. No payment of any amount related to the Draft NOPA is required to be made, if at all, until all applicable proceedings have been completed. However, we have the option to deposit all or a portion of any proposed assessment at any time. We believe the amounts previously accrued related to this uncertain tax position are sufficient and, accordingly, have not recorded any additional amount based on the Draft NOPA received.

Certain Surgical/TAVR intercompany royalty transactions covering tax years 2015 through 2021 that were not resolved under the APA program remain subject to IRS examination, and those transactions and related tax positions remain uncertain as of March 31, 2021. We have considered this information, as well as information regarding the Draft NOPA described above, in its evaluation of our uncertain tax positions. These unresolved transfer pricing matters, net of any correlative repatriation tax adjustment, may be significant to our consolidated condensed financial statements. Based on the information currently available and numerous possible outcomes, we cannot reasonably estimate what, if any, changes in its existing uncertain tax positions may occur in the next 12 months and, therefore, have continued to record the gross uncertain tax positions as a long-term liability.

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

As of March 31, 2021, cash and cash equivalents and short-term investments held in the United States and outside the United States were $631.4 million and $699.2 million, respectively.

We have a Five-Year Credit Agreement ("the Credit Agreement") which matures on April 28, 2023. The Credit Agreement provides up to an aggregate of $750.0 million in borrowings in multiple currencies. Subject to certain terms and conditions, we may increase the amount available under the Credit Agreement by up to an additional $250.0 million in the aggregate. As of March 31, 2021, there were no borrowings outstanding under the Credit Agreement.

In June 2018, we issued $600.0 million of 4.3% fixed-rate unsecured senior notes (the "2018 Notes") due June 15, 2028. As of March 31, 2021, the total carrying value of the 2018 Notes was $595.2 million.

From time to time, we repurchase shares of our common stock under share repurchase programs authorized by the Board of Directors. We consider several factors in determining when to execute share repurchases, including, among other things, expected dilution from stock plans, cash capacity, and the market price of our common stock. During the three months ended March 31, 2021, under the Board authorized program, we repurchased a total of 3.6 million shares at an aggregate cost of $302.5 million, including pursuant to an accelerated share repurchase agreement we entered into during 2021 (see Note 7 to the "Consolidated Condensed Financial Statements") and as of March 31, 2021, we had remaining authority to purchase $322.4 million of our common stock.

Certain of our business acquisitions involve contingent consideration arrangements. Payment of additional consideration in the future may be required, contingent upon the acquired company reaching certain performance milestones, such as attaining specified revenue levels, achieving product development targets, or obtaining regulatory approvals. For further information, see Note 4 to the "Consolidated Condensed Financial Statements."

On July 12, 2020, we reached a Settlement Agreement with Abbott Laboratories to settle all outstanding patent disputes between the companies in cases related to transcatheter mitral and tricuspid repair products. The Settlement Agreement resulted in us recording an estimated $367.9 million pretax charge in June 2020 related to past damages. In addition, we will incur royalty expenses through May 2024 totaling an estimated $100 million. We made a one-time $100.0 million payment to Abbott in July 2020, and will make quarterly payments in future years.

At March 31, 2021, there had been no material changes in our significant contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Consolidated Cash Flows - For the three months ended March 31, 2021 and 2020:
Net cash flows provided by operating activities of $300.5 million for the three months ended March 31, 2021 increased $93.4 million over the same period last year primarily due to a higher bonus payout in 2020 associated with 2019 performance and improved operating performance in 2021, partially offset by higher working capital needs in 2021.

Net cash used in investing activities of $49.7 million for the three months ended March 31, 2021 consisted primarily of capital expenditures of $106.0 million, partially offset by net proceeds from investments of $59.8 million.

Net cash used in investing activities of $134.7 million for the three months ended March 31, 2020 consisted primarily of capital expenditures of $82.2 million and net purchases of investments of $36.0 million.

Net cash used in financing activities of $274.3 million for the three months ended March 31, 2021 consisted primarily of purchases of treasury stock of $302.6 million, partially offset by proceeds from stock plans of $31.6 million.

Net cash used in financing activities of $586.4 million for the three months ended March 31, 2020 consisted primarily of purchases of treasury stock of $614.8 million, partially offset by proceeds from stock plans of $29.1 million.

Critical Accounting Policies and Estimates

The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated condensed financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies and estimates which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 33-35 in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes from the information discussed therein.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk, Foreign Currency Risk, Credit Risk, and Concentrations of Risk

For a complete discussion of our exposure to interest rate risk, foreign currency risk, credit risk, and concentrations of risk, refer to Item 7A "Quantitative and Qualitative Disclosures About Market Risk" on pages 35-37 of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes from the information discussed therein.

Investment Risk

We are exposed to investment risks related to changes in the underlying financial condition and credit capacity of certain of our investments. As of March 31, 2021, we had $921.0 million of investments in debt securities of various companies, of which $764.6 million were long-term. In addition, we had $37.6 million of investments in equity instruments of public and private companies. Should these companies experience a decline in financial performance, financial condition, or credit capacity, or fail to meet certain development milestones, including as a result of the impact of COVID-19 on their business or operations or otherwise, a decline in the investments' value may occur, resulting in unrealized or realized losses.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    Our management, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2021. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded as of March 31, 2021 that our disclosure controls and procedures are designed at a reasonable assurance level and effective in providing reasonable assurance that the information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information
Item 1A.    Risk Factors

A description of the risk factors associated with our business is contained in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended December 31, 2020.  There have been no material changes to our Risk Factors as previously reported.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (b)(c)
January 1, 2021 through January 31, 2021	—	$—	—	$625.0
February 1, 2021 through February 28, 2021	2,386,169	84.51	2,384,927	423.4
March 1, 2021 through March 31, 2021	1,228,064	82.20	1,228,064	322.4
Total	3,614,233	83.73	3,612,991

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

(c)    In February 2021, we paid $250.0 million under our accelerated share repurchase ("ASR") agreement and received an initial delivery of 2.4 million shares of our common stock. In March 2021, the ASR agreement concluded and we received an additional 0.6 million shares. Shares purchased pursuant to the ASR agreement are presented in the table above in the periods in which they were received.

Item 6.    Exhibits

The exhibits listed in the Exhibit Index below are filed, furnished, or incorporated by reference as part of this report on Form 10-Q.

Exhibit No.	Description
*10.1	Description of Severance Benefits for Mr. Jean-Luc Lemercier
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Inline Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Represents management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDWARDS LIFESCIENCES CORPORATION
(Registrant)
Date:	April 28, 2021	By:	/s/ SCOTT B. ULLEM
Scott B. Ullem Chief Financial Officer (Principal Financial Officer; Duly Authorized Officer)
Date:	April 28, 2021	By:	/s/ ROBERT W.A. SELLERS
Robert W.A. Sellers Corporate Controller (Principal Accounting Officer)