Form 10-Q
period 2021-09-30
Edwards Lifesciences Corp
filed 2021-10-29
CIK 1099800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The number of shares outstanding of the registrant's common stock, $1.00 par value, as of October 25, 2021 was 624,334,496.

EDWARDS LIFESCIENCES CORPORATION
FORM 10-Q
For the quarterly period ended September 30, 2021

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

Part I. Financial Information
Item 1.    Financial Statements
EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions, except par value; unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$1,506.9	$1,183.2
Short-term investments (Note 4)	287.8	219.4
Accounts receivable, net of allowances of $9.5 and $9.6, respectively	600.6	514.6
Other receivables	63.6	88.2
Inventories (Note 2)	737.8	802.3
Prepaid expenses	76.9	75.1
Other current assets	241.9	208.2
Total current assets	3,515.5	3,091.0
Long-term investments (Note 4)	1,282.0	801.6
Property, plant, and equipment, net	1,464.6	1,395.2
Operating lease right-of-use assets	84.8	94.2
Goodwill	1,170.4	1,173.2
Other intangible assets, net	325.3	331.4
Deferred income taxes	184.0	230.9
Other assets	133.7	119.6
Total assets	$8,160.3	$7,237.1
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$139.5	$196.5
Accrued and other liabilities (Note 2)	802.8	670.2
Operating lease liabilities	24.2	27.2
Total current liabilities	966.5	893.9
Long-term debt	595.5	595.0
Contingent consideration liabilities (Note 5)	80.1	186.1
Taxes payable	190.2	215.3
Operating lease liabilities	64.4	72.7
Uncertain tax positions	245.4	214.4
Litigation settlement accrual	201.4	233.0
Other liabilities	275.5	252.4
Total liabilities	2,619.0	2,662.8
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock, $0.01 par value, authorized 50.0 shares, no shares outstanding	—	—
Common stock, $1.00 par value, 1,050.0 shares authorized, 641.2 and 636.4 shares issued, and 624.2 and 624.3 shares outstanding, respectively	641.2	636.4
Additional paid-in capital	1,643.1	1,438.1
Retained earnings	5,732.8	4,565.0
Accumulated other comprehensive loss (Note 10)	(155.4)	(161.1)
Treasury stock, at cost, 17.0 and 12.1 shares, respectively	(2,320.4)	(1,904.1)
Total stockholders' equity	5,541.3	4,574.3
Total liabilities and stockholders' equity	$8,160.3	$7,237.1
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in millions, except per share information; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	$1,310.2	$1,140.9	$3,902.8	$3,194.6
Cost of sales	311.7	281.0	939.4	784.3
Gross profit	998.5	859.9	2,963.4	2,410.3
Selling, general, and administrative expenses	364.4	307.2	1,069.7	889.9
Research and development expenses	238.0	195.5	670.3	565.0
Intellectual property litigation expenses, net (Note 3)	4.7	8.4	13.5	400.8
Change in fair value of contingent consideration liabilities (Note 5)	1.1	(9.0)	(106.0)	8.4
Operating income	390.3	357.8	1,315.9	546.2
Interest expense (income), net	0.8	(0.8)	1.5	(7.1)
Other income, net	(1.4)	(5.7)	(11.3)	(7.3)
Income before provision for income taxes	390.9	364.3	1,325.7	560.6
Provision for income taxes	50.8	39.1	157.9	46.7
Net income	$340.1	$325.2	$1,167.8	$513.9

Share information (Note 11)
Earnings per share:
Basic	$0.55	$0.52	$1.87	$0.83
Diluted	$0.54	$0.52	$1.85	$0.82
Weighted-average number of common shares outstanding:
Basic	623.6	622.1	623.0	622.3
Diluted	631.7	631.0	631.0	628.8
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$340.1	$325.2	$1,167.8	$513.9
Other comprehensive income (loss), net of tax (Note 10):
Foreign currency translation adjustments	(12.2)	10.6	(33.9)	14.6
Unrealized gain (loss) on hedges	18.3	(22.2)	45.2	(22.9)
Unrealized pension costs	(0.1)	0.1	—	(0.1)
Unrealized (loss) gain on available-for-sale investments	(3.9)	(0.4)	(9.7)	6.3
Reclassification of net realized investment loss to earnings	2.1	0.1	4.1	0.2
Other comprehensive income (loss)	4.2	(11.8)	5.7	(1.9)
Comprehensive income	$344.3	$313.4	$1,173.5	$512.0
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income	$1,167.8	$513.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	101.8	74.6
Non-cash operating lease cost	21.4	20.7
Stock-based compensation (Note 7)	85.1	71.7
Change in fair value of contingent consideration liabilities (Note 5)	(106.0)	8.4
Deferred income taxes	20.1	(37.8)
Other	(16.3)	0.6
Changes in operating assets and liabilities:
Accounts and other receivables, net	(97.9)	(9.2)
Inventories	25.6	(118.2)
Accounts payable and accrued liabilities	164.1	(66.4)
Income taxes	29.0	(65.6)
Prepaid expenses and other current assets	1.5	(18.5)
Litigation settlement accrual	(19.1)	269.2
Other	(18.6)	11.1
Net cash provided by operating activities	1,358.5	654.5
Cash flows from investing activities
Capital expenditures	(236.0)	(293.8)
Purchases of held-to-maturity investments (Note 4)	(103.0)	(112.0)
Proceeds from held-to-maturity investments (Note 4)	70.0	212.2
Purchases of available-for-sale investments (Note 4)	(722.0)	(394.3)
Proceeds from available-for-sale investments (Note 4)	262.1	358.3
Payment for acquisition option (Note 4)	(5.7)	(10.0)
Issuances of notes receivable	(3.6)	(26.5)
Collections of notes receivable	10.0	—
Other	(28.4)	(5.1)
Net cash used in investing activities	(756.6)	(271.2)
Cash flows from financing activities
Proceeds from issuance of debt	5.2	12.3
Payments on debt and finance lease obligations	(6.9)	(14.0)
Purchases of treasury stock	(416.3)	(625.2)
Proceeds from stock plans	124.7	103.5
Other	(1.0)	(4.9)
Net cash used in financing activities	(294.3)	(528.3)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	12.1	(9.9)
Net increase (decrease) in cash, cash equivalents, and restricted cash	319.7	(154.9)
Cash, cash equivalents, and restricted cash at beginning of period	1,200.2	1,184.4
Cash, cash equivalents, and restricted cash at end of period	$1,519.9	$1,029.5
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions; unaudited)

	Common Stock		Treasury Stock
	Shares	Par Value	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2020	636.4	$636.4	12.1	$(1,904.1)	$1,438.1	$4,565.0	$(161.1)	$4,574.3
Net income						338.2		338.2
Other comprehensive loss, net of tax							(11.3)	(11.3)
Common stock issued under stock plans	1.1	1.1			30.5			31.6
Stock-based compensation expense					28.2			28.2
Purchases of treasury stock			3.6	(302.6)				(302.6)
Balance at March 31, 2021	637.5	$637.5	15.7	$(2,206.7)	$1,496.8	$4,903.2	$(172.4)	$4,658.4
Net income						489.5		489.5
Other comprehensive income, net of tax							12.8	12.8
Common stock issued under equity plans	2.6	2.6			51.6			54.2
Stock-based compensation expense					30.3			30.3
Purchases of treasury stock			1.3	(111.9)				(111.9)
Balance at June 30, 2021	640.1	$640.1	17.0	$(2,318.6)	$1,578.7	$5,392.7	$(159.6)	$5,133.3
Net income						340.1		340.1
Other comprehensive loss, net of tax							4.2	4.2
Common stock issued under equity plans	1.1	1.1			37.8			38.9
Stock-based compensation expense					26.6			26.6
Purchases of treasury stock			—	(1.8)				(1.8)
Balance at September 30, 2021	641.2	$641.2	17.0	$(2,320.4)	$1,643.1	$5,732.8	$(155.4)	$5,541.3
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

There have been no material changes to the Company's significant accounting policies from those described in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

2.     OTHER CONSOLIDATED FINANCIAL STATEMENT DETAILS

Composition of Certain Financial Statement Captions
(in millions)

Components of selected captions in the consolidated condensed balance sheets consisted of the following:

	September 30, 2021	December 31, 2020
Inventories
Raw materials	$129.1	$136.7
Work in process	159.5	140.0
Finished products	449.2	525.6
	$737.8	$802.3

At September 30, 2021 and December 31, 2020, $123.0 million and $130.0 million, respectively, of the Company's finished products inventories were held on consignment.

	September 30, 2021	December 31, 2020
Accrued and other liabilities
Employee compensation and withholdings	$325	$236.7
Taxes payable	24.4	18.6
Property, payroll, and other taxes	66.6	49.7
Research and development accruals	64.8	52.3
Accrued rebates	82.6	67.2
Fair value of derivatives	3.5	39.3
Accrued marketing expenses	17.1	14.3
Legal and insurance	77.4	60.8
Accrued relocation costs	24.1	21.0
Accrued professional services	8.6	7.6
Accrued realignment reserves	20.4	14.5
Other accrued liabilities	88.3	88.2
	$802.8	$670.2

Supplemental Cash Flow Information
(in millions)

	Nine Months Ended September 30,
	2021	2020
Cash paid during the year for:
Amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$24.1	$21.7
Non-cash investing and financing transactions:
Right-of-use assets obtained in exchange for new lease liabilities	$13.5	$30.7
Capital expenditures accruals	$20.1	$39.7
Conversion of notes receivable to equity investment	$21.5	$4.5

Cash, Cash Equivalents, and Restricted Cash
(in millions)

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$1,506.9	$1,183.2
Restricted cash included in other current assets	9.8	16.6
Restricted cash included in other assets	3.2	0.4
Total cash, cash equivalents, and restricted cash	$1,519.9	$1,200.2

Amounts included in restricted cash primarily represent funds placed in escrow related to litigation and real estate purchases.

3.     INTELLECTUAL PROPERTY LITIGATION EXPENSES

On July 12, 2020, the Company reached an agreement with Abbott Laboratories and its direct and indirect subsidiaries
("Abbott") to, among other things, settle all outstanding patent disputes between the companies (the “Settlement Agreement”)
in cases related to transcatheter mitral and tricuspid repair products. The Settlement Agreement resulted in the Company recording an estimated $367.9 million pre-tax charge and related liability in June 2020 related to past damages. In addition, the Company will incur royalty expenses through May 2024 totaling an estimated $100 million. The Company made a one-time $100.0 million payment to Abbott in July 2020, and is making quarterly payments in subsequent years.

4.     INVESTMENTS

Debt Securities

Investments in debt securities at the end of each period were as follows (in millions):

	September 30, 2021				December 31, 2020
Held-to-maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Bank time deposits	$83.0	$—	$—	$83.0	$50.0	$—	$—	$50.0

Available-for-sale
Bank time deposits	$3.0	$—	$—	$3.0	$24.1	$—	$—	$24.1
Commercial paper	2.9	—	—	2.9	—	—	—	—
U.S. government and agency securities	145.8	1.1	(0.1)	146.8	147.0	2.2	—	149.2
Asset-backed securities	300.2	0.7	(0.8)	300.1	149.6	1.9	—	151.5
Corporate debt securities	946.0	4.4	(1.2)	949.2	600.8	7.5	—	608.3
Municipal securities	2.8	—	—	2.8	2.8	—	—	2.8
Total	$1,400.7	$6.2	$(2.1)	$1,404.8	$924.3	$11.6	$—	$935.9
The cost and fair value of investments in debt securities, by contractual maturity, as of September 30, 2021, were as follows:

	Held-to-Maturity		Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Due in 1 year or less	$83.0	$83.0	$203.6	$204.8
Due after 1 year through 5 years	—	—	839.0	841.5
Due after 5 years through 10 years	—	—	4.9	4.9
Instruments not due at a single maturity date	—	—	353.2	353.6
	$83.0	$83.0	$1,400.7	$1,404.8
Actual maturities may differ from the contractual maturities due to call or prepayment rights.
The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of September 30, 2021, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	September 30, 2021
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$57.0	$(0.1)	$—	$—	$57.0	$(0.1)
Asset-backed securities	190.4	(0.8)	—	—	190.4	(0.8)
Corporate debt securities	335.3	(1.2)	—	—	335.3	(1.2)
	$582.7	$(2.1)	$—	$—	$582.7	$(2.1)

The unrealized losses were largely due to changes in interest rates. There were no investments that were in an unrealized loss position as of December 31, 2020.

Investments in Unconsolidated Entities

The Company has a number of equity investments in privately and publicly held companies. Investments in these unconsolidated entities are recorded in "Long-term Investments" on the consolidated condensed balance sheets, and are as follows:

	September 30, 2021	December 31, 2020
	(in millions)
Equity method investments
Carrying value of equity method investments	$8.4	$5.7
Equity securities
Carrying value of non-marketable equity securities	73.6	29.4
Total investments in unconsolidated entities	$82.0	$35.1
Non-marketable equity securities consist of investments in privately held companies without readily determinable fair values, and are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. The Company recorded an upward adjustment of $2.6 million during the nine months ended September 30, 2021 based on observable price changes. As of September 30, 2021, the Company had recorded accumulated upward adjustments of $6.4 million based on observable price changes, and accumulated downward adjustments of $2.6 million due to impairments and observable price changes.
In April 2021, the Company recorded $35.9 million related to its investment in a privately-held medical device company (the "Investee"), including an initial cash investment in the Investee's preferred equity securities and other consideration. Edwards also paid $5.7 million, included in "Other Assets," for an exclusive contingent option to acquire the Investee. Edwards may be required to invest up to an additional $9.9 million in the Investee's preferred equity securities and up to an additional $21.8 million for the option to acquire the Investee, depending on the achievement of certain milestones. Edwards also agreed to loan the Investee up to $45 million under a secured promissory note. As of September 30, 2021, there had been no borrowings under this secured promissory note.
The Investee is a variable interest entity ("VIE"); however, Edwards has determined that it is not the primary beneficiary of the VIE since Edwards does not have the power to direct the activities of the Investee that most significantly impact the Investee's economic performance. Edwards accounts for this investment as a non-marketable equity security under the measurement alternative.
During the three and nine months ended September 30, 2021, the gross realized gains or losses from sales of available-for-sale investments were not material.

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

Financial instruments also include notes payable. As of September 30, 2021, the fair value of the notes payable, based on Level 2 inputs, was $688.3 million.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company's financial instruments which are measured at fair value on a recurring basis (in millions):

September 30, 2021	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$18.9	$20.5	$—	$39.4
Available-for-sale investments:
Bank time deposits	—	3.0	—	3.0
Corporate debt securities	—	949.2	—	949.2
Asset-backed securities	—	300.1	—	300.1
U.S. government and agency securities	38.9	107.9	—	146.8
Commercial paper	—	2.9	—	2.9
Municipal securities	—	2.8	—	2.8
Investments held for deferred compensation plans	123.4	—	—	123.4
Derivatives	—	48.2	—	48.2
	$181.2	$1,434.6	$—	$1,615.8
Liabilities
Derivatives	$—	$3.5	$—	$3.5
Deferred compensation plans	123.0	—	—	123.0
Contingent consideration liabilities	—	—	80.1	80.1
Other liability	—	—	14.0	14.0
	$123.0	$3.5	$94.1	$220.6
December 31, 2020
Assets
Cash equivalents	$16.2	$—	$—	$16.2
Available-for-sale investments:
Bank time deposits	—	24.1	—	24.1
Corporate debt securities	—	608.3	—	608.3
Asset-backed securities	—	151.5	—	151.5
U.S. government and agency securities	56.9	92.2	—	149.1
Municipal securities	—	2.8	—	2.8
Investments held for deferred compensation plans	111.2	—	—	111.2
Derivatives	—	8.1	—	8.1
	$184.3	$887.0	$—	$1,071.3
Liabilities
Derivatives	$—	$39.3	$—	$39.3
Deferred compensation plans	111.6	—	—	111.6
Contingent consideration liabilities	—	—	186.1	186.1
	$111.6	$39.3	$186.1	$337.0

The following tables summarize the changes in fair value of the contingent consideration and the other liability (in millions):

	Contingent Consideration	Other liability	Total
Balance at December 31, 2020	$186.1	$—	$186.1
Additions	—	14.0	14.0
Changes in fair value	(106.0)	—	(106.0)
Balance at September 30, 2021	$80.1	$14.0	$94.1

	Contingent Consideration	Other liability	Total
Balance at December 31, 2019	$172.5	$—	$172.5
Changes in fair value	8.4	—	8.4
Balance at September 30, 2020	$180.9	$—	$180.9

The contingent consideration liabilities related to certain of the Company's previous business acquisitions was reduced in the three months ended June 30, 2021 by $105.2 million due to changes in the projected probabilities and timing of milestone achievements and the projected timing of cash inflows.

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

Contingent Consideration Liabilities

Certain of the Company's acquisitions involve contingent consideration arrangements. Payment of additional consideration is contingent upon the acquired company reaching certain performance milestones, such as attaining specified sales levels or obtaining regulatory approvals. These contingent consideration liabilities are measured at estimated fair value using either a probability weighted discounted cash flow analysis or a Monte Carlo simulation model, both of which consider significant unobservable inputs. These inputs include (1) the discount rate used to present value the projected cash flows (ranging from 0.04% to 9.0%; weighted average of 4.7%), (2) the probability of milestone achievement (ranging from 0% to

98.3%; weighted average of 64.8%), (3) the projected payment dates (ranging from 2023 to 2027; weighted average of 2026), and (4) the volatility of future revenue (ranging from 37.0% to 40.0%; weighted average of 38.1%). The weighted average of each of the above inputs was determined based on the relative fair value of each obligation. The use of different assumptions could have a material effect on the estimated fair value amounts.

6.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses derivative financial instruments to manage its currency exchange rate risk and its interest rate risk as summarized below. Notional amounts are stated in United States dollar equivalents at spot exchange rates at the respective dates. The Company does not enter into these arrangements for trading or speculation purposes.

	Notional Amount
	September 30, 2021	December 31, 2020
	(in millions)
Foreign currency forward exchange contracts	$1,518.7	$1,525.5
Cross currency swap contracts	300.0	300.0

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

The following table presents the location and fair value amounts of derivative instruments reported in the consolidated condensed balance sheets (in millions):

		Fair Value
Derivatives designated as hedging instruments	Balance Sheet Location	September 30, 2021	December 31, 2020
Assets
Foreign currency contracts	Other current assets	$35.6	$7.3
Cross currency swap contracts	Other assets	$12.6	$0.8
Liabilities
Foreign currency contracts	Accounts payable and accrued liabilities	$3.5	$39.3

The following table presents the effect of master-netting agreements and rights of offset on the consolidated condensed balance sheets (in millions):

				Gross Amounts Not Offset in the Consolidated Balance Sheet
		Gross Amounts Offset in the Consolidated Balance Sheet
			Net Amounts Presented in the Consolidated Balance Sheet
September 30, 2021	Gross Amounts			Financial Instruments	Cash Collateral Received	Net Amount
Derivative assets
Foreign currency contracts	$35.6	$—	$35.6	$(2.7)	$—	$32.9
Cross currency swap contracts	$12.6	$—	$12.6	$—	$—	$12.6
Derivative liabilities
Foreign currency contracts	$3.5	$—	$3.5	$(2.7)	$—	$0.8
December 31, 2020
Derivative assets
Foreign currency contracts	$7.3	$—	$7.3	$(6.1)	$—	$1.2
Cross currency swap contracts	$0.8	$—	$0.8	$—	$—	$0.8
Derivative liabilities
Foreign currency contracts	$39.3	$—	$39.3	$(6.1)	$—	$33.2
The following tables present the effect of derivative and non-derivative hedging instruments on the consolidated condensed statements of operations and consolidated condensed statements of comprehensive income (in millions):

	Amount of Gain or (Loss) Recognized in OCI on Derivative			Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended September 30,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Three Months Ended September 30,

	2021	2020		2021	2020
Cash flow hedges
Foreign currency contracts	$14.2	$(22.3)	Cost of sales	$(10.8)	$5.9
			Selling, general, and administrative expenses	$(0.3)	$0.3

	Amount of Gain or (Loss) Recognized in OCI on Derivative			Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	Nine Months Ended September 30,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Nine Months Ended September 30,

	2021	2020		2021	2020
Cash flow hedges
Foreign currency contracts	$38.5	$(9.7)	Cost of sales	$(24.6)	$19.7
			Selling, general, and administrative expenses	$(0.6)	$2.0

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Amount of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Three Months Ended September 30,		Location of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)	Three Months Ended September 30,

	2021	2020		2021	2020
Net investment hedges
Cross currency swap contracts	$6.5	$(16.6)	Interest expense (income), net	$1.6	$1.6

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Amount of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Nine Months Ended September 30,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Nine Months Ended September 30,

	2021	2020		2021	2020
Net investment hedges
Cross currency swap contracts	$11.9	$5.7	Interest expense (income), net	$4.7	$4.9

The cross currency swap contracts have an expiration date of June 15, 2028. At maturity of the cross currency swap contracts, the Company will deliver the notional amount of €257.2 million and will receive $300.0 million from the counterparties. The Company will receive semi-annual interest payments from the counterparties based on a fixed interest rate until maturity of the agreements.

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended September 30,
	Location of Gain or (Loss) Recognized in Income on Derivative
		2021	2020
Fair value hedges
Foreign currency contracts	Other income, net	$1.0	$(0.7)

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Nine Months Ended September 30,
	Location of Gain or (Loss) Recognized in Income on Derivative
		2021	2020
Fair value hedges
Foreign currency contracts	Other income, net	$8.8	$(0.4)

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended September 30,
	Location of Gain or (Loss) Recognized in Income on Derivative
		2021	2020
Derivatives not designated as hedging instruments
Foreign currency contracts	Other income, net	$5.7	$(1.7)

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Nine Months Ended September 30,
	Location of Gain or (Loss) Recognized in Income on Derivative
		2021	2020
Derivatives not designated as hedging instruments
Foreign currency contracts	Other income, net	$16.6	$—
The following tables present the effect of fair value and cash flow hedge accounting on the consolidated condensed statements of operations (in millions):

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Cost of sales	Selling, general, and administrative expenses	Other Income, net	Cost of sales	Selling, general, and administrative expenses	Other Income, net

Total amounts of income and expense line items presented in the consolidated condensed statements of operations in which the effects of fair value or cash flow hedges are recorded	$(311.7)	$(364.4)	$1.4	$(939.4)	$(1,069.7)	$11.3
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships:
Foreign currency contracts:
Hedged items	$—	$—	$(0.2)	$—	$—	$(6.4)
Derivatives designated as hedging instruments	$—	$—	$0.2	$—	$—	$6.4
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach	$—	$—	$0.8	$—	$—	$2.4
Gain (loss) on cash flow hedging relationships:
Foreign currency contracts:
Amount of gain (loss) reclassified from accumulated OCI into income	$(10.8)	$(0.3)	$—	$(24.6)	$(0.6)	$—

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Cost of sales	Selling, general, and administrative expenses	Other Income, net	Cost of sales	Selling, general, and administrative expenses	Other Income, net

Total amounts of income and expense line items presented in the consolidated condensed statements of operations in which the effects of fair value or cash flow hedges are recorded	$(281.0)	$(307.2)	$5.7	$(784.3)	$(889.9)	$7.3
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships:
Foreign currency contracts:
Hedged items	$—	$—	$1.5	$—	$—	$3.0
Derivatives designated as hedging instruments	$—	$—	$(1.5)	$—	$—	$(3.0)
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach	$—	$—	$0.8	$—	$—	$2.6
Gain (loss) on cash flow hedging relationships:
Foreign currency contracts:
Amount of gain (loss) reclassified from accumulated OCI into income	$5.9	$0.3	$—	$19.7	$2.0	$—

The Company expects that during the next twelve months it will reclassify to earnings a $0.6 million loss currently recorded in "Accumulated Other Comprehensive Loss."

7.    STOCK-BASED COMPENSATION

Stock-based compensation expense related to awards issued under the Company's incentive compensation plans for the three and nine months ended September 30, 2021 and 2020 was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of sales	$4.9	$4.3	$16.1	$13.6
Selling, general, and administrative expenses	15.9	13.8	50.7	43.5
Research and development expenses	5.8	4.9	18.3	14.6
Total stock-based compensation expense	26.6	23.0	85.1	71.7
Income tax benefit	(4.7)	(3.9)	(13.5)	(11.5)
Total stock-based compensation expense, net of tax	$21.9	$19.1	$71.6	$60.2

At September 30, 2021, the total remaining compensation cost related to nonvested stock options, restricted stock units, market-based restricted stock units, and employee stock purchase plan ("ESPP") subscription awards amounted to $184.4 million, which will be amortized on a straight-line basis over the weighted-average remaining requisite service period of 32 months.

During the nine months ended September 30, 2021, the Company granted 1.6 million stock options at a weighted-average exercise price of $93.74, and 0.6 million restricted stock units at a weighted-average grant-date fair value of $94.85. During the nine months ended September 30, 2021, the Company also granted 0.1 million market-based restricted stock units at a weighted-average grant-date fair value of $120.56 and issued an additional 0.1 million shares of common stock related to a previous year's grant of market-based restricted stock units since the payout percentage achieved at the end of the performance period was in excess of the targeted shares. The market-based restricted stock units vest based on a combination of certain service and market conditions. The actual number of shares issued will be determined based on the Company's total shareholder return relative to a selected industry peer group over a three-year performance period and may range from 0% to 175% of the targeted number of shares granted.

Fair Value Disclosures

The fair value of the market-based restricted stock units was determined using a Monte Carlo simulation model, which uses multiple input variables to determine the probability of satisfying the market condition requirements. The weighted-average assumptions used to determine the fair value of the market-based restricted stock units granted during the nine months ended September 30, 2021 and 2020 included a risk-free interest rate of 0.4% and 0.2%, respectively, and an expected volatility rate of 34.4% and 32.7%, respectively.

The following table includes the weighted-average grant-date fair values of stock options granted during the periods indicated and the related weighted-average assumptions used in the Black-Scholes option pricing model:

Option Awards	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Average risk-free interest rate	0.9%	0.3%	0.8%	0.3%
Expected dividend yield	None	None	None	None
Expected volatility	33.5%	33.4%	33.5%	34.2%
Expected term (years)	5.3	5.2	5.0	5.1
Fair value, per option	$34.38	$22.24	$28.78	$22.19
The following table includes the weighted-average grant-date fair values for ESPP subscriptions granted during the periods indicated and the related weighted-average assumptions used in the Black-Scholes option pricing model:

ESPP	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Average risk-free interest rate	0.1%	0.1%	0.1%	1.3%
Expected dividend yield	None	None	None	None
Expected volatility	33.7%	37.5%	36.6%	33.1%
Expected term (years)	0.7	0.7	0.6	0.6
Fair value, per share	$29.85	$21.79	$23.07	$16.61

8.    ACCELERATED SHARE REPURCHASE

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

9.    COMMITMENTS AND CONTINGENCIES

The Company is reviewing and investigating whether business activities in Japan and other markets violate certain provisions of the Foreign Corrupt Practices Act ("FCPA"). The Company has voluntarily notified the SEC and the U.S. Department of Justice that it has engaged outside counsel to conduct this review and investigation. Any determination that the

Company’s operations or activities are not in compliance with existing laws, including the FCPA, could result in the imposition of fines, penalties, and equitable remedies. The Company cannot currently predict the outcome of the review and investigation or the potential impact on its financial statements.

On September 28, 2021, Aortic Innovations LLC, a non-practicing entity, filed a lawsuit against Edwards Lifesciences Corporation and certain of its subsidiaries (“Edwards”) in the United States District Court for the District of Delaware alleging that Edwards’ SAPIEN 3 Ultra product infringes certain of its patents. The Company is unable to predict the ultimate outcome of this matter or estimate a range of possible exposure; therefore, no amounts have been accrued. The Company believes the claims to be without merit and will vigorously defend itself in this litigation.

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

10.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables summarize the activity for each component of "Accumulated Other Comprehensive Loss" (in millions):

	Foreign Currency Translation Adjustments	Unrealized (Loss) Gain on Hedges	Unrealized Gain on Available-for-sale Investments	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
December 31, 2020	$(122.4)	$(27.7)	$8.6	$(19.6)	$(161.1)
Other comprehensive (loss) gain before reclassifications	(30.2)	34.8	(6.1)	0.3	(1.2)
Amounts reclassified from accumulated other comprehensive loss	(1.6)	(0.9)	0.9	—	(1.6)
Deferred income tax (expense) benefit	(0.4)	(9.4)	1.3	—	(8.5)
March 31, 2021	(154.6)	(3.2)	4.7	(19.3)	(172.4)
Other comprehensive gain (loss) before reclassifications	12.9	(3.4)	(1.0)	(0.2)	8.3
Amounts reclassified from accumulated other comprehensive loss	(1.5)	7.2	1.1	—	6.8
Deferred income tax expense	(0.9)	(1.4)	—	—	(2.3)
June 30, 2021	$(144.1)	$(0.8)	$4.8	$(19.5)	$(159.6)
Other comprehensive (loss) gain before reclassifications	(9.0)	14.5	(4.5)	(0.1)	0.9
Amounts reclassified from accumulated other comprehensive loss	(1.6)	10.1	2.1	—	10.6
Deferred income tax (expense) benefit	(1.6)	(6.3)	0.6	—	(7.3)
September 30, 2021	$(156.3)	$17.5	$3.0	$(19.6)	$(155.4)

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Hedges	Unrealized Gain (Loss) on Available-for-sale Investments	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
December 31, 2019	$(154.8)	$12.5	$1.7	$(15.4)	$(156.0)
Other comprehensive gain (loss) before reclassifications	11.6	19.0	(6.3)	(0.2)	24.1
Amounts reclassified from accumulated other comprehensive loss	(1.7)	(8.6)	(0.1)	—	(10.4)
Deferred income tax (expense) benefit	(7.6)	(3.8)	1.7	—	(9.7)
March 31, 2020	(152.5)	19.1	(3.0)	(15.6)	(152.0)
Other comprehensive gain (loss) before reclassifications	1.2	(3.7)	14.8	—	12.3
Amounts reclassified from accumulated other comprehensive loss	(1.6)	(7.2)	0.2	—	(8.6)
Deferred income tax benefit (expense)	2.1	3.6	(3.5)	—	2.2
June 30, 2020	$(150.8)	$11.8	$8.5	$(15.6)	$(146.1)
Other comprehensive gain (loss) before reclassifications	8.1	(24.3)	(0.6)	0.1	(16.7)
Amounts reclassified from accumulated other comprehensive loss	(1.6)	(5.5)	0.1	—	(7.0)
Deferred income tax benefit	4.1	7.6	0.2	—	11.9
September 30, 2020	$(140.2)	$(10.4)	$8.2	$(15.5)	$(157.9)

The following table provides information about amounts reclassified from "Accumulated Other Comprehensive Loss" (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
					Affected Line on Consolidated Condensed Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	2021	2020	2021	2020
Foreign currency translation adjustments	$1.6	$1.6	$4.7	$4.9	Other income, net
	(0.4)	(0.4)	(1.2)	(1.2)	Provision for income taxes
	$1.2	$1.2	$3.5	$3.7	Net of tax
(Loss) gain on hedges	$(10.8)	$5.9	$(24.6)	$19.7	Cost of sales
	(0.3)	0.3	(0.6)	2.0	Selling, general, and administrative expenses
	1.0	(0.7)	8.8	(0.4)	Other income, net
	(10.1)	5.5	(16.4)	21.3	Total before tax
	2.5	(1.4)	5.1	(5.4)	Provision for income taxes
	$(7.6)	$4.1	$(11.3)	$15.9	Net of tax
Gain (loss) on available-for-sale investments	$(2.1)	$(0.1)	$(4.1)	$(0.2)	Other income, net
	0.5	—	1.0	(0.3)	Provision for income taxes
	$(1.6)	$(0.1)	$(3.1)	$(0.5)	Net of tax

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

The table below presents the computation of basic and diluted earnings per share (in millions, except for per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic:
Net income	$340.1	$325.2	$1,167.8	$513.9
Weighted-average shares outstanding	623.6	622.1	623.0	622.3
Basic earnings per share	$0.55	$0.52	$1.87	$0.83
Diluted:
Net income	$340.1	$325.2	$1,167.8	$513.9
Weighted-average shares outstanding	623.6	622.1	623.0	622.3
Dilutive effect of stock plans	8.1	8.9	8.0	6.5
Dilutive weighted-average shares outstanding	631.7	631.0	631.0	628.8
Diluted earnings per share	$0.54	$0.52	$1.85	$0.82

Stock options, restricted stock units, and market-based restricted stock units to purchase an aggregate of 1.7 million and 2.0 million common shares for the three months ended September 30, 2021 and 2020, respectively, and 2.0 million and 5.8 million common shares for the nine months ended September 30, 2021 and 2020, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

12.    INCOME TAXES

The Company's effective income tax rates were 13.0% and 10.7% for the three months ended September 30, 2021 and 2020, respectively, and 11.9% and 8.3% for the nine months ended September 30, 2021 and 2020, respectively. The fluctuation in the effective rates between the nine months ended September 30, 2021 and 2020 is primarily due to the impact of the litigation settlement agreement reached in 2020 with Abbott Laboratories to settle all outstanding patent disputes. In addition, the effective rates for the nine months ended September 30, 2021 and 2020 were lower than the federal statutory rate of 21% primarily due to (1) the tax benefit from employee share-based compensation, (2) foreign earnings taxed at lower rates, and (3) Federal and California research and development credits. The effective rates include a tax benefit from employee share-based compensation of $12.9 million and $16.4 million for the three months ended September 30, 2021 and 2020, respectively, and $50.7 million and $47.0 million for the nine months ended September 30, 2021 and 2020, respectively.

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

As of September 30, 2021 and December 31, 2020, the gross liability recorded for income taxes associated with uncertain tax positions was $340.8 million and $281.8 million, respectively. The Company estimates that these liabilities would be reduced by $128.5 million and $95.1 million, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, and timing adjustments. The net amounts of $212.3 million and $186.7 million, respectively, if not required, would favorably affect the Company's effective tax rate.

The Company executed an Advance Pricing Agreement ("APA") in 2018 between the United States and Switzerland governments for tax years 2009 through 2020 covering various, but not all, transfer pricing matters. The unagreed transfer pricing matters, namely Surgical Structural Heart and Transcatheter Aortic Valve Replacement (collectively “Surgical/TAVR”) intercompany royalty transactions, then reverted to IRS Examination for further consideration as part of the respective years' regular tax audits. In addition, the Company executed other bilateral APAs as follows: during 2017, an APA between the

United States and Japan covering tax years 2015 through 2019; and during 2018, APAs between Japan and Singapore and between Switzerland and Japan covering tax years 2015 through 2019. The Company has filed to renew these APAs related to Japan for the years 2020 and forward. The execution of some or all of these APA renewals depends on many variables outside of the Company's control.

As of September 30, 2021, all material state, local, and foreign income tax matters have been concluded for years through 2015. During the second quarter of 2021, the Company completed a Wisconsin state income tax audit for tax years 2010 through 2016 which resulted in a tax benefit of approximately $2.0 million. While not material, the Company continues to address matters in India for years from 2010.

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

During the second quarter of 2021, the Company received a Notice of Proposed Adjustment (“NOPA”) from the IRS for the 2015-2017 tax years relating to transfer pricing involving certain Surgical/TAVR intercompany royalty transactions between the Company's U.S. and Switzerland subsidiaries. During the third quarter of 2021, the Company completed its review of the NOPA and provided comments to the IRS and the IRS subsequently revised the NOPA. The revised NOPA proposes an increase to the Company's U.S. taxable income which could result in additional tax expense for this period of approximately $180 million and represents a significant change to previously agreed upon transfer pricing methodologies for these types of transactions.

The Company also has received the final Revenue Agent's Report for these tax years. The Company has formally disagreed with the NOPA and has submitted a formal protest on the matter to the IRS Independent Office of Appeals. The Company continues to evaluate all possible remedies available to it, which could take several years to resolve. No payment of any amount related to the NOPA is required to be made, if at all, until all applicable proceedings have been completed. The Company believes the amounts previously accrued related to this uncertain tax position are sufficient and, accordingly, has not accrued any additional amount based on the NOPA received.

Certain Surgical/TAVR intercompany royalty transactions covering tax years 2015 through 2021 that were not resolved under the APA program remain subject to IRS examination, and those transactions and related tax positions remain uncertain as of September 30, 2021. The Company has considered this information, as well as information regarding the NOPA described above, in its evaluation of its uncertain tax positions. These unresolved transfer pricing matters, net of any correlative repatriation tax adjustment, may be significant to the Company’s consolidated financial statements. Based on the information currently available and numerous possible outcomes, the Company cannot reasonably estimate what, if any, changes in its existing uncertain tax positions may occur in the next 12 months and, therefore, has continued to record the gross uncertain tax positions as a long-term liability.

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

The table below presents information about Edwards Lifesciences' reportable segments (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Segment Net Sales
United States	$753.3	$662.0	$2,223.7	$1,845.6
Europe	268.9	241.5	806.1	695.9
Japan	126.2	109.9	384.6	325.0
Rest of World	136.1	115.2	393.6	323.4
Total segment net sales	$1,284.5	$1,128.6	$3,808.0	$3,189.9
Segment Operating Income
United States	$527.4	$453.8	$1,544.1	$1,264.0
Europe	140.6	124.2	426.5	356.2
Japan	83.7	69.2	258.3	209.9
Rest of World	49.5	35.6	145.2	105.2
Total segment operating income	$801.2	$682.8	$2,374.1	$1,935.3
The table below presents reconciliations of segment net sales to consolidated net sales and segment operating income to consolidated pre-tax income (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Sales Reconciliation
Segment net sales	$1,284.5	$1,128.6	$3,808.0	$3,189.9
Foreign currency	25.7	12.3	94.8	4.7
Consolidated net sales	$1,310.2	$1,140.9	$3,902.8	$3,194.6
Pre-tax Income Reconciliation
Segment operating income	$801.2	$682.8	$2,374.1	$1,935.3
Unallocated amounts:
Corporate items	(413.6)	(331.9)	(1,178.7)	(1,005.6)
Intellectual property litigation expenses, net	(4.7)	(8.4)	(13.5)	(400.8)
Change in fair value of contingent consideration liabilities	(1.1)	9.0	106.0	(8.4)
Foreign currency	8.5	6.3	28.0	25.7
Consolidated operating income	390.3	357.8	1,315.9	546.2
Non-operating income	0.6	6.5	9.8	14.4
Consolidated pre-tax income	$390.9	$364.3	$1,325.7	$560.6

Enterprise-wide Information
(in millions)

The following enterprise-wide information is based on actual foreign exchange rates used in the Company's consolidated condensed financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Sales by Geographic Area
United States	$753.2	$662.0	$2,223.6	$1,845.6
Europe	291.1	253.8	880.9	707.8
Japan	125.9	113.9	390.0	330.7
Rest of World	140.0	111.2	408.3	310.5
	$1,310.2	$1,140.9	$3,902.8	$3,194.6
Net Sales by Major Product Area
Transcatheter Aortic Valve Replacement	$857.8	$744.6	$2,551.0	$2,081.1
Transcatheter Mitral and Tricuspid Therapies	22.3	12.1	60.7	28.7
Surgical Structural Heart	217.4	203.3	667.8	557.6
Critical Care	212.7	180.9	623.3	527.2
	$1,310.2	$1,140.9	$3,902.8	$3,194.6

	September 30, 2021	December 31, 2020
Long-lived Tangible Assets by Geographic Area
United States	$1,132.9	$1,084.3
Europe	203.8	192.7
Japan	14.6	20.4
Rest of World	330.9	311.0
	$1,682.2	$1,608.4

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

Financial Highlights and COVID-19
The COVID-19 pandemic has adversely impacted, and may further adversely impact, nearly all aspects of our business and markets, including our workforce and the operations of our customers, suppliers, and business partners. Our priority has been to maintain access for patients to our life-saving technologies while providing continuous front-line support to our clinician partners, and protecting the well-being of our employees. Our manufacturing operations have continued to respond to impacts related to COVID-19, and we have been able to supply our technologies around the world. Across the organization, we are proactively managing inventory, assessing alternative logistics options, and closely monitoring the supply of components.

TAVR and Surgical procedure volumes varied greatly since the middle of March 2020 by geography, and even by hospital, as patients and their physicians analyzed the trade-off between aortic stenosis and their concern for COVID-19. In the last few weeks of the first quarter of 2020, procedure volumes related to our TAVR and Surgical products dropped significantly. In the second and third quarters of 2020, procedure volumes improved. In the second quarter of 2020, we also started to progressively resume patient enrollment at pre-COVID rates in clinical trials that were voluntarily paused or slowed at the end of the first quarter of 2020. In Critical Care, during 2020 there was greater demand in Europe and the United States for our pressure monitoring products, but demand for other Critical Care products began to decrease at the end of the first quarter of 2020 due to COVID-19, and that trend continued through the third quarter of 2020.

During the first quarter of 2021, COVID-19 stressed the global healthcare system during the winter months. However, we saw strong recovery beginning in the second quarter of 2021 as widespread vaccine adoption contributed to an increased number of patients. However, the Delta variant had a significant impact on hospital resources during the last two months of the third quarter of 2021, especially in the United States.

Our net sales for the first nine months of 2021 were $3.9 billion, representing an increase of $708.2 million over the first nine months of 2020, driven by sales of our TAVR products. During the first half of 2021, United States TAVR procedures began to grow as COVID-19 hospitalizations decreased and vaccinations increased. However, TAVR sales were negatively impacted in the last two months of the third quarter of 2021 as United States procedures declined due to the significant impact the Delta variant had on hospital resources. Surgical sales grew during the nine months ended September 30, 2021 due to increased adoption of our premium high-value technologies around the world and rebounding surgical aortic treatment rates in the United States. We also saw an increased demand for our Critical Care capital products as hospital capital spending continued to show signs of recovery. However, slow vaccination progress outside the United States and new variants of COVID-19 provide uncertainty for the remainder of the year for our sales.

Our gross profit increase in the nine months ended September 30, 2021 was driven by our sales growth and lower incremental costs associated with COVID-19. The increase in our diluted earnings per share in the nine months ended September 30, 2021 was driven by our gross profit increase and an after-tax charge of $306.9 million in the second quarter of 2020 to settle certain patent litigation related to transcatheter mitral and tricuspid repair products.
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

Healthcare Environment, Opportunities, and Challenges

The medical technology industry is highly competitive and continues to evolve. Our success is measured both by the development of innovative products and the value we bring to our stakeholders. We are committed to developing new technologies and providing innovative patient care, and we are committed to defending our intellectual property in support of those developments. While some evidence collection was slowed during the COVID-19 pandemic, we and the clinical community are committed to continuing our trials and generating robust evidence. In the first nine months of 2021, we invested 17.2% of our net sales in research and development.

Results of Operations

Net Sales Trends
(dollars in millions)

	Three Months Ended September 30,				Nine Months Ended September 30,
				Percent Change				Percent Change
	2021	2020	Change		2021	2020	Change
United States	$753.2	$662.0	$91.2	13.8%	$2,223.6	$1,845.6	$378.0	20.5%
Europe	291.1	253.8	37.3	14.7%	880.9	707.8	173.1	24.5%
Japan	125.9	113.9	12.0	10.6%	390.0	330.7	59.3	17.9%
Rest of World	140.0	111.2	28.8	25.7%	408.3	310.5	97.8	31.5%
International	557.0	478.9	78.1	16.3%	1,679.2	1,349.0	330.2	24.5%
Total net sales	$1,310.2	$1,140.9	$169.3	14.8%	$3,902.8	$3,194.6	$708.2	22.2%

International net sales include the impact of foreign currency exchange rate fluctuations. The impact of foreign currency exchange rate fluctuations on net sales is not necessarily indicative of the impact on net income due to the corresponding effect of foreign currency exchange rate fluctuations on international manufacturing and operating costs, and our hedging activities.

Net Sales by Product Group
(dollars in millions)

	Three Months Ended September 30,				Nine Months Ended September 30,
				Percent Change				Percent Change
	2021	2020	Change		2021	2020	Change
Transcatheter Aortic Valve Replacement	$857.8	$744.6	$113.2	15.2%	$2,551.0	$2,081.1	$469.9	22.6%
Transcatheter Mitral and Tricuspid Therapies	22.3	12.1	10.2	83.6%	60.7	28.7	32.0	111.5%
Surgical Structural Heart	217.4	203.3	14.1	6.9%	667.8	557.6	110.2	19.8%
Critical Care	212.7	180.9	31.8	17.6%	623.3	527.2	96.1	18.2%
Total net sales	$1,310.2	$1,140.9	$169.3	14.8%	$3,902.8	$3,194.6	$708.2	22.2%

Transcatheter Aortic Valve Replacement

3,000
2,500
2,000
1,500
1,000
500
0
$ (Millions)
$744.6
$857.8
$2,081.1
$2,551
Q3 '20
Q3 '21
YTD '20
YTD '21

Net sales of TAVR products increased for the three and nine months ended September 30, 2021 driven by:

•higher sales of the Edwards SAPIEN platform in 2021 driven by improved COVID-19 conditions compared to 2020 and continued strong adoption in the United States, Europe, and Japan. Sales, however, were negatively impacted in the last two months of the third quarter of 2021 as U.S. procedures declined due to the significant impact the Delta variant had on hospital resources; and

•foreign currency exchange rate fluctuations, which increased international net sales by $4.9 million and $39.6 million for the three and nine months ended September 30, 2021, respectively, primarily due to the strengthening of the Euro against the United States dollar.

In April 2021, we (1) received approval for a U.S. pivotal trial for TAVR in moderate aortic stenosis patients, (2) received approval in Japan to begin treating low-risk patients with SAPIEN 3, and (3) received SAPIEN 3 CE Mark approval to begin treating patients with a previously repaired or replaced valve in the pulmonic position.

Transcatheter Mitral and Tricuspid Therapies

70
60
50
40
30
20
10
0
$ (Millions)
$12.1
$22.3
$28.7
$60.7
Q3 '20
Q3 '21
YTD '20
YTD '21

Net sales of TMTT products increased for the three and nine months ended September 30, 2021 primarily due to improved COVID-19 conditions compared to 2020 and continued adoption of our PASCAL system in Europe.

We are progressing in the enrollment of five pivotal trials across our differentiated portfolio to support therapies for patients suffering from mitral and tricuspid regurgitation. We are gaining experience with the PASCAL Precision platform as part of our CLASP trials. We continued to treat patients with both of our transcatheter mitral replacement therapies through the ENCIRCLE trial for SAPIEN M3 and the MISCEND study for EVOQUE Eos. The MISCEND study will evaluate the safety and performance of EVOQUE Eos, which is designed to advance the treatment of patients with mitral regurgitation with a low-profile valve delivered through a sub 30 french transfemoral delivery system. Also, we have begun treating patients with EVOQUE in the TRISCEND II pivotal trial. This study will evaluate the safety and effectiveness of the EVOQUE tricuspid valve replacement system for patients with severe tricuspid regurgitation.

Surgical Structural Heart

$ (Millions)
800
600
400
200
0
$203.3
$217.4
$557.6
$667.8
Q3 '20
Q3 '21
YTD '20
YTD '21

Net sales of Surgical products increased for the three and nine months ended September 30, 2021 primarily due to improved COVID-19 conditions compared to 2020 and increased sales of the INSPIRIS RESILIA aortic valve and the KONECT aortic valved conduit, primarily in the United States. In addition, foreign currency exchange rate fluctuations increased international net sales by $2.1 million and $14.8 million for the three and nine months ended September 30, 2021, respectively, primarily due to the strengthening of the Euro against the United States dollar.
In January 2021, we received regulatory approval in Japan for our MITRIS valve, a new mitral valve incorporating RESILIA technology, which was launched in Japan during the second quarter of 2021.

Critical Care

800
600
400
200
0
$ (Millions)
180.9
212.7
527.2
623.3
Q3 '20
Q3 '21
YTD '20
YTD '21

Net sales of Critical Care products increased for the three and nine months ended September 30, 2021 primarily due to:

•increased demand for our capital products, primarily Hemosphere platforms in the United States, as hospital capital spending continued to show signs of recovery;

•increased demand for our pressure monitoring products due to elevated hospitalizations in the United States;

•increased demand for our enhanced surgical recovery products, primarily in the United States; and

•foreign currency exchange rate fluctuations, which increased international net sales by $1.0 million and $11.1 million for the three and nine months ended September 30, 2021, respectively, primarily due to the strengthening of the Euro and multiple other currencies against the United States dollar.

In June 2021, we received U.S. Food and Drug Administration clearance for the Acumen Hypotension Prediction Index software with the Acumen IQ finger cuff. This is the first noninvasive solution that uses machine learning to alert clinicians of the likelihood a patient is trending toward hypotension, or low blood pressure.

Gross Profit

For the three and nine months ended September 30, 2021 and 2020:
$ in millions
Percentage
3,200
2,400
1,600
800
0
90
80
70
$859.9
$998.5
$2,410.3
$2,963.4
75.4%
76.2%
75.4%
75.9%
Q3 '20
Q3 '21
YTD '20
YTD '21
Gross profit
Percentage of net sales

The increase in gross profit as a percentage of net sales for the three and nine months ended September 30, 2021 was driven primarily by:

•a 0.3 percentage point and 0.6 percentage point increase for the three and nine months ended September 30, 2021, respectively, in the United States due to an improved product mix, driven by TAVR products;

•lower incremental costs associated with COVID-19; and

•manufacturing efficiencies;

partially offset by:

•a 0.3 percentage point and 1.2 percentage point decrease for the three and nine months ended September 30, 2021, respectively, due to the impact of foreign currency exchange rate fluctuations, including the settlement of foreign currency hedging contracts.

Selling, General, and Administrative ("SG&A") Expenses

1,200
900
600
300
0
$ in millions
100
80
60
40
20
Percentage
$307.2
$364.4
$889.9
$1,069.7
26.9%
27.8%
27.9%
27.4%
Q3 '20
Q3 '21
YTD '20
YTD '21
SG&A
Percentage of net sales

SG&A expenses increased for the three and nine months ended September 30, 2021 primarily due to (1) higher personnel-related costs, (2) increased commercial activities compared to the COVID-19 impacted prior year, and (3) the impact of foreign currency exchange rate fluctuations, which increased expenses by $4.4 million and $24.6 million for the three and nine months ended September 30, 2021, respectively, due to the weakening of the United States dollar against multiple currencies, primarily the Euro.

Research and Development ("R&D") Expenses

800
600
400
200
0
$ in millions
100
80
60
40
20
0
Percentage
$195.5
$238.0
$565.0
$670.3
17.1%
18.2%
17.7%
17.2%
Q3 '20
Q3 '21
YTD '20
YTD '21
R&D
Percentage of net sales

R&D expenses increased for the three and nine months ended September 30, 2021 primarily due to continued investments in our transcatheter innovations, including increased clinical trial activity. In addition, beginning in the second quarter of 2020, spending on clinical trials was reduced as we temporarily paused certain mitral and tricuspid active pivotal clinical trials at the end of the first quarter of 2020 due to COVID-19.

Change in Fair Value of Contingent Consideration Liabilities

The change in fair value of contingent consideration liabilities resulted in expense of $1.1 million and income of $106.0 million for the three and nine months ended September 30, 2021, respectively, and income of $9.0 million and expense of $8.4 million for the three and nine months ended September 30, 2020, respectively. The income in the first nine months of 2021 and the three months ended September 30, 2020 was driven by changes in the projected probability and timing of milestone achievements and the projected timing of cash inflows. The expense in the three months ended September 30, 2021 and in the nine months ended September 30, 2020 was due to the accretion of interest due to the passage of time and, in 2020, discount rates (which decreased significantly in the first quarter of 2020). For further information, see Note 5 to the "Consolidated Condensed Financial Statements."

Other Income, net
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Foreign exchange gains, net	$(0.7)	$(5.5)	$(5.1)	$(9.2)
(Gain) loss on investments	(0.5)	0.2	(4.6)	0.8
Other	(0.2)	(0.4)	(1.6)	1.1
Other income, net	$(1.4)	$(5.7)	$(11.3)	$(7.3)
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

Our effective income tax rate was 13.0% and 10.7% for the three months ended September 30, 2021 and 2020, respectively, and 11.9% and 8.3% for the nine months ended September 30, 2021 and 2020, respectively. The fluctuation in the effective rates between the nine months ended September 30, 2021 and 2020 is primarily due to the impact of the litigation settlement agreement reached in 2020 with Abbott Laboratories and its direct and indirect subsidiaries to settle all outstanding patent disputes. In addition, the effective rates for the nine months ended September 30, 2021 and 2020 were lower than the federal statutory rate of 21% primarily due to (1) the tax benefit from employee share-based compensation, (2) foreign earnings taxed at lower rates, and (3) Federal and California research and development credits.

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

We executed an Advance Pricing Agreement ("APA") in 2018 between the United States and Switzerland governments for tax years 2009 through 2020 covering various, but not all, transfer pricing matters. The unagreed transfer pricing matters, namely Surgical Structural Heart and Transcatheter Aortic Valve Replacement (collectively "Surgical/TAVR") intercompany royalty transactions, then reverted to IRS Examination for further consideration as part of the respective years' regular tax audits. In addition, we executed other bilateral APAs as follows: during 2017, an APA between the United States and Japan covering tax years 2015 through 2019; and during 2018, APAs between Japan and Singapore and between Switzerland and Japan covering tax years 2015 through 2019. We have filed to renew these APAs related to Japan for the years 2020 and forward. The execution of some or all these APA renewals depends on many variables outside of our control.

At September 30, 2021, all material state, local, and foreign income tax matters have been concluded for years through 2015. During the second quarter of 2021, we completed a Wisconsin state income tax audit for tax years 2010 through 2016 which resulted in a tax benefit of approximately $2.0 million. While not material, we continue to address matters in India for years from 2010.

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

During the second quarter of 2021, we received a Notice of Proposed Adjustment (“NOPA”) from the IRS for the 2015-2017 tax years relating to transfer pricing involving certain Surgical/TAVR intercompany royalty transactions between our U.S. and Switzerland subsidiaries. During the third quarter of 2021, we completed our review of the NOPA and provided comments to the IRS and the IRS subsequently revised the NOPA. The revised NOPA proposes an increase to our U.S. taxable income which could result in additional tax expense for this period of approximately $180 million and represents a significant change to previously agreed upon transfer pricing methodologies for these types of transactions.

We also have received the final Revenue Agent's Report for these tax years. We have formally disagreed with the NOPA and have submitted a formal protest on the matter to the IRS Independent Office of Appeals. We continue to evaluate all possible remedies available to us, which could take several years to resolve. No payment of any amount related to the NOPA is required to be made, if at all, until all applicable proceedings have been completed. We believe the amounts previously accrued related to this uncertain tax position are sufficient and, accordingly, have not accrued any additional amount based on the NOPA received.

Certain Surgical/TAVR intercompany royalty transactions covering tax years 2015 through 2021 that were not resolved under the APA program remain subject to IRS examination, and those transactions and related tax positions remain uncertain as of September 30, 2021. We have considered this information, as well as information regarding the NOPA described above, in our evaluation of our uncertain tax positions. These unresolved transfer pricing matters, net of any correlative repatriation tax adjustment, may be significant to our consolidated financial statements. Based on the information currently available and numerous possible outcomes, we cannot reasonably estimate what, if any, changes in our existing uncertain tax positions may occur in the next 12 months and, therefore, have continued to record the gross uncertain tax positions as a long-term liability.

Liquidity and Capital Resources

Our sources of cash liquidity include cash and cash equivalents, short-term investments, cash from operations, and amounts available under credit facilities. We believe that these sources are sufficient to fund the current requirements of working capital, capital expenditures, and other financial commitments for the next twelve months. However, we periodically consider various financing alternatives and may, from time to time, seek to take advantage of favorable interest rate environments or other market conditions.

As of September 30, 2021, cash and cash equivalents and short-term investments held in the United States and outside the United States were $981.5 million and $813.2 million, respectively.

We have a Five-Year Credit Agreement ("the Credit Agreement") which matures on April 28, 2023. The Credit Agreement provides up to an aggregate of $750.0 million in borrowings in multiple currencies. Subject to certain terms and conditions, we may increase the amount available under the Credit Agreement by up to an additional $250.0 million in the aggregate. As of September 30, 2021, there were no borrowings outstanding under the Credit Agreement.

In June 2018, we issued $600.0 million of 4.3% fixed-rate unsecured senior notes (the "2018 Notes") due June 15, 2028. As of September 30, 2021, the total carrying value of the 2018 Notes was $595.5 million.

From time to time, we repurchase shares of our common stock under share repurchase programs authorized by the Board of Directors. On May 4, 2021, the Board of Directors approved a new stock repurchase program providing for an additional $1.0 billion of repurchases of our common stock. We consider several factors in determining when to execute share repurchases, including, among other things, expected dilution from stock plans, cash capacity, and the market price of our common stock. During the nine months ended September 30, 2021, under the Board authorized program, we repurchased a total of 4.7 million shares at an aggregate cost of $402.3 million, including pursuant to an accelerated share repurchase agreement we entered into during 2021 (see Note 8 to the "Consolidated Condensed Financial Statements") and as of September 30, 2021, we had remaining authority to purchase $1.2 billion of our common stock, which includes the additional stock repurchase program authorized by the Board in May 2021.

Certain of our business acquisitions involve contingent consideration arrangements. Payment of additional consideration in the future may be required, contingent upon the acquired company reaching certain performance milestones, such as attaining specified sales levels, achieving product development targets, or obtaining regulatory approvals. For further information, see Note 5 to the "Consolidated Condensed Financial Statements."

In April 2021, we purchased an exclusive option to acquire a medical device company (the "Investee") for up to approximately $390 million, depending on the paid-in capital at closing. Depending on the Investee's achievement of certain milestones, we may be required to invest up to an additional $9.9 million in the Investee's equity securities and up to an additional $21.8 million for the option to acquire the Investee. We also agreed to loan the Investee up to $45 million under a secured promissory note. For further information, see Note 4 to the "Consolidated Condensed Financial Statements."

On July 12, 2020, we reached a settlement agreement with Abbott Laboratories to settle all outstanding patent disputes between the companies in cases related to transcatheter mitral and tricuspid repair products. The settlement agreement resulted in us recording an estimated $367.9 million pretax charge in June 2020 related to past damages. In addition, we will incur royalty expenses through May 2024 totaling an estimated $100 million. We made a one-time $100.0 million payment to Abbott in July 2020, and are making quarterly payments in subsequent years.

At September 30, 2021, there had been no material changes in our significant contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, other than the aforementioned agreement with the Investee.

Consolidated Cash Flows - For the nine months ended September 30, 2021 and 2020:
Net cash flows provided by operating activities of $1.4 billion for the nine months ended September 30, 2021 increased $704.0 million over the same period last year primarily due to (1) improved operating performance in 2021, (2) a higher bonus payout in 2020 associated with 2019 performance, and (3) a payment of $100.0 million in 2020 for a litigation settlement.

Net cash used in investing activities of $756.6 million for the nine months ended September 30, 2021 consisted primarily of capital expenditures of $236.0 million and net purchases of investments of $507.6 million.

Net cash used in investing activities of $271.2 million for the nine months ended September 30, 2020 consisted primarily of capital expenditures of $293.8 million, partially offset by net proceeds from investments of $58.6 million.

Net cash used in financing activities of $294.3 million for the nine months ended September 30, 2021 consisted primarily of purchases of treasury stock of $416.3 million, partially offset by proceeds from stock plans of $124.7 million.

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

Investment Risk

We are exposed to investment risks related to changes in the underlying financial condition and credit capacity of certain of our investments. As of September 30, 2021, we had $1.5 billion of investments in debt securities of various companies, of which $1.2 billion were long-term. In addition, we had $82.0 million of investments in equity instruments of public and private companies. Should these companies experience a decline in financial performance, financial condition, or credit capacity, or fail to meet certain development milestones, including as a result of the impact of COVID-19 on their business or operations or otherwise, a decline in the investments' value may occur, resulting in unrealized or realized losses.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    Our management, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2021. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded as of September 30, 2021 that our disclosure controls and procedures are designed at a reasonable assurance level and effective in providing reasonable assurance that the information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1.    Legal Proceedings

We are reviewing and investigating whether business activities in Japan and other markets violate certain provisions of the Foreign Corrupt Practices Act ("FCPA"). We have voluntarily notified the U.S. Securities and Exchange Commission and the U.S. Department of Justice that we have engaged outside counsel to conduct this review and investigation. Any determination that our operations or activities are not in compliance with existing laws, including the FCPA, could result in the imposition of fines, penalties, and equitable remedies. We cannot currently predict the outcome of the review and investigation or the potential impact on our financial statements.

On September 28, 2021, Aortic Innovations LLC, a non-practicing entity, filed a lawsuit against Edwards Lifesciences Corporation and certain of its subsidiaries (“Edwards”) in the United States District Court for the District of Delaware alleging that Edwards’ SAPIEN 3 Ultra product infringes certain of its patents. We are unable to predict the ultimate outcome of this matter or estimate a range of possible exposure; therefore, no amounts have been accrued. We believe the claims to be without merit and will vigorously defend ourselves in this litigation.

We are subject to various environmental laws and regulations both within and outside of the United States. Our operations, like those of other medical device companies, involve the use of substances regulated under environmental laws, primarily in manufacturing and sterilization processes. While it is difficult to quantify the potential impact of continuing compliance with environmental protection laws, management believes that such compliance will not have a material impact on our financial results. Our threshold for disclosing material environmental legal proceedings involving a governmental authority where potential monetary exposure is involved is $1 million.

Item 1A.    Risk Factors

A description of the risk factors associated with our business is contained in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended December 31, 2020.  There have been no material changes to our Risk Factors as previously reported.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (b)
July 1, 2021 through July 31, 2021	1,800	$106.68	—	$1,222.7
August 1, 2021 through August 31, 2021	—	—	—	1,222.7
September 1, 2021 through September 30, 2021	13,139	121.00	—	1,222.7
Total	14,939	119.27	—

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

EDWARDS LIFESCIENCES CORPORATION
(Registrant)
Date:	October 29, 2021	By:	/s/ SCOTT B. ULLEM
Scott B. Ullem Chief Financial Officer (Principal Financial Officer; Duly Authorized Officer)
Date:	October 29, 2021	By:	/s/ ROBERT W.A. SELLERS
Robert W.A. Sellers Corporate Controller (Principal Accounting Officer)