Form 10-K
period 2021-12-31
Edwards Lifesciences Corp
filed 2022-02-14
CIK 1099800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2021 (the last trading day of the registrant's most recently completed second quarter): $64,028,235,982 based on the closing price of the registrant's common stock on the New York Stock Exchange. This calculation does not reflect a determination that persons are affiliates for any other purpose.
The number of shares outstanding of the registrant's common stock, $1.00 par value, as of January 31, 2022, was 623,207,437.
Documents Incorporated by Reference
Portions of the registrant's proxy statement for the 2022 Annual Meeting of Stockholders (to be filed within 120 days of December 31, 2021) are incorporated by reference into Part III, as indicated herein.

EDWARDS LIFESCIENCES CORPORATION
Form 10-K Annual Report—2021

PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend the forward-looking statements contained in this report to be covered by the safe harbor provisions of such Acts. Some statements other than statements of historical fact in this report or referred to or incorporated by reference into this report are "forward-looking statements" for purposes of these sections. These statements include, among other things, the continued impact of COVID-19 on our business, any predictions, opinions, expectations, plans, strategies, objectives and any statements of assumptions underlying any of the foregoing relating to our current and future business and operations, including, but not limited to, financial matters, development activities, clinical trials and regulatory matters, manufacturing and supply operations, and product sales and demand. These statements can sometimes be identified by the use of the forward-looking words such as "may," "believe," "will," "expect," "project," "estimate," "should," "anticipate," "plan," "goal," "continue," "seek," "pro forma," "forecast," "intend," "guidance," "optimistic," "aspire," "confident," other forms of these words or similar words or expressions or the negative thereof. Statements of past performance, efforts, or results about which inferences or assumptions may be made can also be forward-looking statements and are not indicative of future performance or results; these statements can be identified by the use of words such as "preliminary," "initial," diligence," "industry-leading," "compliant," "indications," or "early feedback" or other forms of these words or similar words or expressions or the negative thereof. These forward-looking statements are subject to substantial risks and uncertainties that could cause our results or future business, financial condition, results of operations or performance to differ materially from our historical results or experiences or those expressed or implied in any forward-looking statements contained in this report. These risks and uncertainties include, but are not limited to: uncertainties regarding the severity and duration of the COVID-19 pandemic and its impact on our business and the economy generally, clinical trial or commercial results or new product approvals and therapy adoption; inability or failure to comply with applicable regulations; unpredictability of product launches; competitive dynamics; changes to reimbursement for the company's products; the company’s success in developing new products and avoiding manufacturing and quality issues; the impact of currency exchange rates; the timing or results of research and development and clinical trials; unanticipated actions by the United States Food and Drug Administration and other regulatory agencies; unexpected impacts or expenses resulting from litigation or internal or government investigations; and other risks detailed under "Risk Factors" in Part I, Item 1A below, as such risks and uncertainties may be amended, supplemented or superseded from time to time by our subsequent reports on Forms 10-Q and 8-K we file with the U.S. Securities and Exchange Commission. These forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections.

Unless otherwise indicated or otherwise required by the context, the terms "we," "our," "it," "its," "Company," "Edwards," and "Edwards Lifesciences" refer to Edwards Lifesciences Corporation and its subsidiaries.

Item 1.    Business

Overview

Edwards Lifesciences Corporation is the global leader in patient-focused medical innovations for structural heart disease and critical care monitoring. Driven by a passion to help patients, we partner with the world’s leading clinicians and researchers and invest in research and development to transform care for those impacted by structural heart disease or who require hemodynamic monitoring in the hospital setting. Edwards Lifesciences has been a leader in these areas for over six decades. Since our founder, Lowell Edwards, first dreamed of using engineering to address diseases of the human heart, we have steadily built a company on the premise of imagining, building, and realizing a better future for patients.

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

Cardiovascular disease is the number-one cause of death in the world and is the top disease in terms of health care spending in nearly every country. Cardiovascular disease is progressive in that it tends to worsen over time and often affects the structure of an individual's heart.

Patients undergoing treatment for cardiovascular disease can be treated with a number of our medical technologies, which are designed to address individual patient needs with respect to disease process, comorbidities, and health status. For example, an individual with a heart valve disorder may have a faulty valve that is affecting the function of his or her heart or blood flow throughout his or her body. A clinician may elect to remove the valve and replace it with one of our bioprosthetic surgical tissue heart valves or surgically re-shape and repair the faulty valve with an Edwards Lifesciences annuloplasty ring. Alternatively, a clinician may implant an Edwards Lifesciences transcatheter valve or repair system via a catheter-based approach that does not require traditional open-heart surgery and can be done while the heart continues to beat. Patients in the hospital setting, including high-risk patients in the operating room or intensive care unit, are candidates for having their cardiac function or fluid levels monitored by our Critical Care products through multiple monitoring options, including noninvasive and minimally- invasive technologies. These technologies enable proactive clinical decisions while also providing the opportunity for improving diagnoses and developing individualized therapeutic management plans for patients.

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

Transcatheter Aortic Valve Replacement

We are the global leader in transcatheter heart valve replacement technologies designed for the minimally-invasive replacement of aortic heart valves. The Edwards SAPIEN family of valves, including Edwards SAPIEN XT, the Edwards SAPIEN 3, and the Edwards SAPIEN 3 Ultra transcatheter heart valves, and their respective delivery systems, are used to treat heart valve disease using catheter-based approaches for patients who have severe symptomatic aortic stenosis and certain patients with congenital heart disease. Delivered while the heart is beating, these valves can enable patients to experience a better quality of life sooner than patients receiving traditional surgical therapies. We began offering our transcatheter aortic heart valves to patients commercially in Europe in 2007, in the United States in 2011, and in Japan in 2013. Supported by extensive customer training and service, and a growing body of compelling clinical evidence, our SAPIEN family of transcatheter aortic heart valves are the most widely prescribed transcatheter heart valves in the world.

Sales of our transcatheter aortic valve replacement products represented 65%, 65%, and 63% of our net sales in 2021, 2020, and 2019, respectively.

Transcatheter Mitral and Tricuspid Therapies

We continue to make significant investments in the development of transcatheter heart valve repair and replacement technologies designed to treat mitral and tricuspid valve diseases. While many of these technologies are in development and clinical phases, the PASCAL and Cardioband transcatheter valve repair systems are commercially available in Europe for mitral and tricuspid valve repair. The PASCAL system provides a differentiated, minimally-invasive therapy to address the needs of patients with mitral or tricuspid regurgitation through leaflet approximation, while the Cardioband system enables clinicians to reduce the valve's annulus to restore a patient’s mitral or tricuspid valve to a more functional state and lower regurgitation. In addition to transcatheter repair, we believe transcatheter replacement is key to unlocking the full mitral and tricuspid opportunity, given the complex and diverse patient population. Our two-platform mitral replacement strategy positions us for leadership in the mid-to-long term. SAPIEN M3 is based on the proven SAPIEN valve, paired with a novel docking system. EVOQUE Eos is our next generation transcatheter replacement system, designed specifically for mitral patients. Both SAPIEN M3 and EVOQUE Eos are implanted with transfemoral delivery systems that are sub 30-French, which has benefits for femoral puncture and septal crossing, contributing to ease of use, and patient safety. For tricuspid valve replacement, our EVOQUE system is also sub 30-French, and available in three valve sizes to enable treatment in a wide range of patient anatomies.

Surgical Structural Heart

We are pioneering more resilient surgical therapies that help patients and can improve the quality of their lives. Our RESILIA tissue, now with five years of published clinical data showing 0% structural valve deterioration through five years1, is helping us redefine tissue durability standards. Our latest innovation, the INSPIRIS RESILIA aortic valve, is built on our PERIMOUNT platform and offers RESILIA tissue and VFit technology. INSPIRIS is the leading aortic surgical valve in the world. Sales of our surgical therapies in the United States also continue to gain traction with KONECT RESILIA, the first pre-assembled, aortic tissue valved conduit, for patients who require replacement of the valve, root, and ascending aorta. In 2021, we also received regulatory approval with reimbursement in Japan for our MITRIS RESILIA valve, a new mitral valve incorporating our newest tissue technology. In addition to our replacement valves, we are the worldwide leader in surgical heart valve repair therapies. Our recently launched HARPOON Beating Heart Mitral Valve Repair System can help transform care for many patients with degenerative mitral regurgitation. We believe the demand for surgical structural heart therapies is growing worldwide and that our innovation strategy will continue to extend our leadership and patient impact.

Sales of our surgical tissue heart valve products represented 15%, 16%, and 17% of our net sales in 2021, 2020, and 2019, respectively.

Critical Care

We are a world leader in advanced hemodynamic monitoring systems used to measure a patient's heart function and fluid status in surgical and intensive care settings. Hemodynamic monitoring plays an important role in enhancing surgical recovery. Edwards’ complete hemodynamic portfolio helps clinicians make proactive clinical decisions that can improve patient outcomes. The portfolio includes the minimally invasive FloTrac and Acumen IQ sensors, the noninvasive ClearSight and Acumen IQ cuffs, and the ForeSight noninvasive tissue oximetry sensor. We also support clinical needs with our well-established Swan-Ganz line of pulmonary artery catheters and arterial pressure monitoring products. Compatible with our portfolio of sensors and catheters, the HemoSphere monitoring platform displays valuable physiological information in an easy to understand and actionable manner. Our first predictive algorithm, Acumen Hypotension Prediction Index software, alerts clinicians in advance of a patient developing dangerously low blood pressure and amplifies the clinical need for our Acumen IQ and HemoSphere monitoring solutions.

1 Bavaria, et al. Five-year Outcomes of the COMMENCE trial investigating Aortic Valve Replacement with a Bioprosthetic Valve with a Novel Tissue. The Society of Thoracic Surgeons 2021 Annual Meeting; Bartus, et al. Final 5-year outcomes following aortic valve replacement with RESILIA tissue bio prosthesis. European Journal of Cardio-Thoracic Surgery, 2020.

Sales of our hemodynamic products represented 8%, 9%, and 10% of our net sales in 2021, 2020, and 2019, respectively.

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

We believe that we are a leading global competitor in each of our product lines. In Transcatheter Aortic Valve Replacement, our primary competitors include Medtronic PLC and Abbott Laboratories ("Abbott"). In Transcatheter Mitral and Tricuspid Therapies, our primary competitor is Abbott, and there are a considerable number of large and small companies with development efforts in these fields. In Surgical Structural Heart, our primary competitors include Medtronic PLC, Abbott, and Artivion, Inc (formerly CryoLife). In Critical Care, we compete primarily with a variety of companies in specific product lines including ICU Medical, Inc., PULSION Medical Systems SE, a subsidiary of Getinge AB, Cheetah Medical, Inc., a subsidiary of Baxter International, and LiDCO Group PLC, a subsidiary of Masimo Corporation.

Sales and Marketing

Our portfolio includes some of the most recognizable cardiovascular device product brands in treating structural heart disease today. We have a number of product lines that require sales and marketing strategies tailored to deliver high-quality, cost-effective products and technologies to customers worldwide. Because of the diverse global needs of the population that we serve, our distribution system consists of several direct sales forces as well as independent distributors. We are not dependent on any single customer and no single customer accounted for 10% or more of our net sales in 2021.

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

United States.    In the United States, we sell substantially all of our products through our direct sales forces. In 2021, 57% of our net sales were derived from sales to customers in the United States.

Outside of the United States.    In 2021, 43% of our net sales were derived outside of the United States through our direct sales forces and independent distributors. Of the total sales outside of the United States, 53% were in Europe, 23% were in Japan, and 24% were in Rest of World. We sell our products in approximately 100 countries, and our major international markets include Canada, China, France, Germany, Italy, Japan, Spain, and the United Kingdom. A majority of the sales and marketing approach outside of the United States is direct sales, although it varies depending on each country's size and state of development.

Raw Materials and Manufacturing

We operate manufacturing facilities in various geographies around the world. We manufacture our Transcatheter Aortic Valve Replacement, Transcatheter Mitral and Tricuspid technologies, and Structural Surgical Heart products primarily in the United States (California and Utah), Singapore, Costa Rica, and Ireland. We manufacture our Critical Care products primarily in Puerto Rico and the Dominican Republic.

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

Research and Development

In 2021, we made significant investments in research and development as we worked to develop therapies that we believe have the potential to change the practice of medicine. Research and development spending increased 19% year over year, representing 17% of 2021 sales. This increase was primarily the result of significant investments in our transcatheter structural heart programs, including an increase in clinical research for our mitral and tricuspid therapies. We are engaged in ongoing research and development to deliver clinically advanced new products, to enhance the effectiveness, ease of use, safety, and reliability of our current leading products, and to expand the applications of our products as appropriate. We focus on opportunities within specific areas of structural heart disease and critical care monitoring.

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

We own or have rights to a substantial number of patents and have patent applications pending both in the United States and in foreign countries. We continue to innovate and file new patent applications to protect our new products and technologies.

Additionally, we are a party to license agreements with various third parties pursuant to which we have obtained, for varying terms, the exclusive or non-exclusive rights to certain patents held by such third parties in consideration for cross-licensing rights and/or royalty payments. We have also licensed certain patent rights to others.

We undertake reasonable measures to protect our patent rights, including monitoring the products of our competitors for possible infringement of our patents. Litigation has been necessary to enforce certain patent rights held by us, and we plan to continue to defend and prosecute our rights with respect to such patents.

Moreover, we own certain United States registered trademarks used in our business. Many of our trademarks have also been registered for use in certain foreign countries where registration is available and where we have determined it is commercially advantageous to do so.

Government Regulation and Other Matters

Our products and facilities are subject to regulation by numerous government agencies, including the FDA, European Union Member States competent authorities, and the Japanese Pharmaceuticals and Medical Devices Agency, to confirm compliance with the various laws and regulations governing the development, testing, manufacturing, labeling, marketing, and distribution of our products.

We are also governed by federal, state, local, and international laws of general applicability, including, but not limited to, those regulating employee health and safety, labor, competition, trade secret, and the protection of the environment. Overall, the amount and scope of domestic and foreign laws and regulations applicable to our business has increased over time. Compliance with these regulations has not had a material effect on our capital expenditures, earnings, or competitive position to date, but new regulations or amendments to existing regulations to make them more stringent could have such an effect in the future. We cannot estimate the expenses we may incur to comply with potential new laws or changes to existing laws, or the other potential effects these laws may have on our business.

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

Regulation Outside of the United States.    Outside of the United States, the regulation of medical devices is complex. In Europe, our products are subject to extensive regulatory requirements. The regulatory regime in the European Union for medical devices became mandatory in June 1998. It requires that medical devices may only be placed on the market if they do not compromise safety and health when properly installed, maintained, and used in accordance with their intended purpose. National laws conforming to the European Union's legislation regulate our products under the medical devices regulatory system. Although the more variable national requirements under which medical devices were formerly regulated have been substantially replaced by the European Union Medical Devices Directive, individual nations can still impose unique requirements that may require supplemental submissions. The European Union medical device laws require manufacturers to declare that their products conform to the essential regulatory requirements after which the products may be placed on the market bearing the CE Mark. Manufacturers' quality systems for products in all but the lowest risk classification are also subject to certification and audit by an independent notified body. In Europe, particular emphasis is being placed on more sophisticated and faster procedures for the reporting of adverse events to the competent authorities.

In May 2017, the European Union (the "EU") implemented a new regulatory scheme for medical devices under the Medical Device Regulation ("MDR"). The MDR became fully effective on May 26, 2021 and brought significant new requirements for many medical devices, including enhanced requirements for clinical evidence and documentation, increased focus on device identification and traceability, new definitions and registration of economic operators throughout the distribution chain, and additional post-market surveillance and vigilance. Compliance with the MDR requires re-certification of many of our products to the enhanced standards, and has resulted in and will continue to result in substantial additional expense. In addition, in the EU, we import some of our devices through our offices in Switzerland. Switzerland is not a member state of the EU, but is linked to the EU through bilateral treaties; therefore, the free movement of goods, including medical devices, between the EU and Switzerland after implementation of the MDR requires a revised Mutual Recognition Agreement ("MRA"). If an MRA covering the MDR is not put in place, then non-EU manufacturers may be required to make significant changes, including replacement of Swiss economic operators with operators based in EU Member States, and changes will need to be made to our device labeling and/or packaging to satisfy MDR requirements. If these measures are unable to be taken, it may no longer be possible to place such devices on the EU market.

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

Our Board of Directors routinely engages with leadership in human capital management with time dedicated at each regularly scheduled meeting to discuss talent management, including, among other things, talent strategy, diversity, succession planning, employee development, employee health, safety, and welfare, results of employee surveys, and compensation. The Board of Directors also approves Key Operating Drivers, which are strategic milestones that include financial objectives and are tracked using a point system across our entire organization, that focus the Company and management toward short, medium, and long-term goals that align with our talent management strategy. In addition, the Chief Executive Officer ("CEO") has talent management related performance goals tied to his compensation; these Performance Management Objectives are reviewed on an annual basis, tracked, and then reported to and evaluated by our Board of Directors.

As we scale to reach more patients around the world, we have integrated our Talent & Organization (“T&O”) Strategy with our Edwards Strategic Planning process. The purpose of our T&O Strategy is to anticipate dynamic global trends related to our workforce, develop our talent to meet future organizational needs, and enable us to be well-poised for ongoing market success. The T&O Strategy enables us to explore external workforce signals, share insights, and identify and build emerging capabilities across our organization. The T&O Strategy framework takes a comprehensive approach which includes envisioning the future of our work (the "what" and "how" we deliver our patient focused strategy), planning our workforce (the "who" joining our community of trusted partners), and designing our workplace (the "where" and "when" work gets done). This consistent and scalable approach looks across all our product groups, regions, and significant functions to align and elevate priorities, critical capabilities, and organizational evolutions in line with our strategic plan. This integrated approach informs our yearly objectives and fuels our talent roadmap across the strategic horizon.

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

Culture

Investing in our workforce means our employees can stay focused on our patient-focused innovation strategy and the development of life-saving therapies for the patients we serve. We are committed to maintaining an ethical culture where we celebrate diversity, promote good health and safety, empower employees to speak up, and ensure that employees' voices are heard. We strive to offer competitive employee benefits packages and are committed to fair and equitable pay practices. We track compensation patterns in all geographies where we operate, and we regularly look for ways to ensure fair and equitable pay.

We are committed to fostering an environment where all employees can grow and thrive. A diverse workforce results in a broader range of perspectives, helping drive our commitment to innovation. We have established a Diversity, Inclusion, and Belonging strategy that incorporates the four pillars of Business, People, Communication, and Community.

We believe in empowering our employees and providing avenues that enable their voices to be heard. We conduct a multilingual global employee survey, called myVoice, to pulse our employees and gain their feedback in a confidential manner. We gain insights on various topics including patient focus, diversity, inclusion and belonging, quality, innovation, and engagement. Speak-Up is a resource available to all employees to bring forth compliance related concerns; a key element of our compliance program is that each employee is accountable for maintaining ethical business practices. In addition, during each quarterly townhall meeting, our CEO has an "Ask Mike" section in which he answers questions that have been submitted to him by employees. Answers to questions that are not covered in the townhall meeting are posted online internally.

We understand that good health leads to better performance. We offer competitive employee benefits packages that include, among other things, health and welfare insurance, health savings accounts, family support services, and a variety of site-specific programs. We regularly evaluate our benefits package to make modifications that are aligned with the competitive landscape, legislative changes, and the unique needs of our population. We also provide robust wellness programs that address prevention, nutrition, mental health, physical activity, education, financial fitness, and community service. In recent years, mental wellness has become a central topic for organizations worldwide. As part of our regular evaluation and commitment to putting employees first, we launched a new program, Mind+, which offers a wide variety of mental health benefits and wellness programs for our employees. This commitment extends to creating a work environment where employees can feel confident speaking about mental health with their managers and know how best to access the tools and resources available to support them. We believe there are strong benefits when employees are feeling their best. Employees who are mentally healthy are more innovative, resilient, better decision-makers, and able to build stronger relationships. We also believe that prioritizing and promoting Mind+ allows us to help patients around the world to live longer, healthier, and more productive lives and supports employees to be their best self at home and at work.

Talent Development

In addition to our robust TDR process and tuition reimbursement programs, we provide a variety of leadership, technical, and professional development programs around the globe.

Headcount and Labor Representation

As of December 31, 2021, we had approximately 15,700 employees worldwide, the majority of whom were located in the United States, Singapore, the Dominican Republic, and Costa Rica. None of our North American employees are represented by a labor union. In various countries outside of North America, we interact with trade unions and work councils that represent employees.

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

Item 1A.    Risk Factors

Our business and assets are subject to varying degrees of risk and uncertainty. An investor should carefully consider the risks described below, as well as other information contained in this Annual Report on Form 10-K and in our other filings with the SEC. Additional risks not presently known to us or that we currently deem immaterial may also adversely affect our business. If any of these events or circumstances occurs, our business, financial condition, results of operations, or prospects could be materially harmed. In that case, the value of our securities could decline and an investor could lose part or all of his or her investment. In addition, forward-looking statements within the meaning of the federal securities laws that are contained in this Annual Report on Form 10-K or in our other filings or statements may be subject to the risks described below as well as other risks and uncertainties. Please note that the headers provided below are intended to assist the reader in navigating the risk factors; however, some risks, present or future, may implicate multiple types of risks. Please read the cautionary notice regarding forward-looking statements in Part I above.

Business and Operating Risks

We are subject to risks associated with public health threats and epidemics, including the novel coronavirus ("COVID-19") and any variants of COVID-19.

We are subject to risks associated with public health threats and epidemics, including the global health concerns related to the COVID-19 pandemic. The global pandemic has adversely impacted and is likely to further adversely impact nearly all aspects of our business and markets, including our workforce and operations and the operations of our customers, suppliers, and business partners. In particular, we may experience material financial or operational impacts, including:

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

The extent to which the COVID-19 global pandemic and measures taken in response thereto impact our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and are difficult to predict. These developments include, but are not limited to, the duration and spread of the outbreak (including new variants of COVID-19), its severity, the actions to contain the virus or address its impact, the timing, distribution, and efficacy of vaccines and other treatments, United States and foreign government actions to respond to the reduction in global economic activity, and how quickly and to what extent normal economic and operating conditions can resume.

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

The regulatory approval process for new products and new indications for existing products requires extensive clinical trials and procedures, including early clinical feasibility and regulatory studies. Unfavorable or inconsistent clinical data from current or future clinical trials or procedures conducted by us, our competitors, or third parties, or perceptions regarding this clinical data, could adversely affect our ability to obtain necessary approvals and the market's view of our future prospects. Such clinical trials and procedures are inherently uncertain and there can be no assurance that these trials or procedures will be enrolled or completed in a timely or cost-effective manner or result in a commercially viable product or indication; failure to do so could have a material adverse effect on our prospects. Clinical trials or procedures may experience significant setbacks even after earlier trials have shown promising results. Further, preliminary results from clinical trials or procedures may be contradicted by subsequent analyses. In addition, results from our clinical trials or procedures may not be supported by actual long-term studies or clinical experience. If preliminary clinical results are later contradicted, or if initial results cannot be supported by actual long-term studies or clinical experience, our business could be adversely affected. Clinical trials or procedures may be delayed, suspended, or terminated by us, the FDA, or other regulatory authorities at any time if it is believed that the trial participants face unacceptable health risks or any other reasons, and any such delay, suspension, or termination could have a material adverse effect on our prospects or the market's view of our future prospects.

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

We work with leading global physicians who provide considerable knowledge and experience. These physicians may assist us as researchers, marketing consultants, product trainers and consultants, inventors, and as public speakers. If new laws, regulations, or other developments limit our ability to appropriately engage these professionals or to continue to receive their advice and input or we are otherwise unsuccessful in maintaining strong working relationships with these physicians, the development, marketing, and successful use of our products could suffer, which could have a material adverse effect on our business, financial condition, and results of operations.

If we or one of our suppliers or logistics partners encounters manufacturing, logistics, or quality problems, our business could be materially adversely affected.

The manufacture and sterilization of many of our products is highly complex due in part to rigorous regulatory requirements. Quality is extremely important due to the serious and costly consequences of a product failure. Problems can arise for a number of reasons, including disruption of facility utilities, equipment malfunction, failure to follow protocols and procedures, raw material problems, software problems, cyber incidents, or human error. Disruptions can occur at any time, including during production line transfers and expansions. Disruptions can also occur if our manufacturing and warehousing facilities are damaged by earthquakes, hurricanes, volcanoes, fires, and other natural disasters or catastrophic circumstances. As we expand into new markets and scale new products for commercial production, we may face unanticipated delays or surges in demand which could strain our production capacity and lead to other types of disruption. If any of these manufacturing, logistics, or quality problems arise or if we or one of our suppliers or logistics partners otherwise fail to meet internal quality standards or those of the FDA or other applicable regulatory body, our reputation could be damaged, we could become subject to a safety alert or a recall, we could incur product liability and other costs, product approvals and production could be delayed, and our business could otherwise be materially adversely affected.

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

•The limitation or ban of certain chemicals or other materials used in the manufacture of our products; and

•Delays or shortages due to trade or regulatory embargoes.

A change or addition to our vendors could require significant effort due to the rigorous regulations and requirements of the FDA and other regulatory authorities; it could be difficult to establish additional or replacement sources on a timely basis or at all, which could have a material adverse effect on our business.

Failure to protect our information technology infrastructure and our products against cyber-based attacks, network security breaches, service interruptions, or data corruption could materially disrupt our operations and adversely affect our business and operating results.

The operation of our business depends on our information technology systems. We rely on our information technology systems to, among other things, effectively manage sales and marketing data, accounting and financial functions, inventory management, product development tasks, clinical data, customer service and technical support functions. Our information technology systems are vulnerable to damage or interruption from earthquakes, fires, floods and other natural disasters, terrorist attacks, power losses, computer system or data network failures, security breaches, and data corruption.

In addition, our information technology infrastructure and products are vulnerable to cyber-based attacks. Cyber-based attacks can include, but are not limited to, computer viruses, denial-of-service attacks, phishing attacks, ransomware attacks, and other introduction of malware to computers and networks; unauthorized access through the use of compromised credentials; exploitation of design flaws, bugs, or security vulnerabilities; intentional or unintentional acts by employees or other insiders with access privileges; and intentional acts of vandalism by third parties and sabotage. In addition, United States federal and state laws and regulations, and the laws and regulations of jurisdictions outside of the United States, such as the General Data Protection Regulation adopted by the European Union and the California Consumer Privacy Act, can expose us to investigations and enforcement actions by regulatory authorities and claims from individuals potentially resulting in penalties and significant legal liability, if our information technology security efforts are inadequate. In addition, we rely upon technology suppliers, including cloud‑based data management applications hosted by third‑party service providers, whose security and information technology systems are subject to similar risks.

Significant disruption in either our or our service providers’ or suppliers’ information technology or the security of our products could impede our operations or result in decreased sales, result in liability claims or regulatory penalties, or lead to increased overhead costs, product shortages, loss or misuse of proprietary or confidential information, intellectual property, or sensitive or personal information, all of which could have a material adverse effect on our reputation, business, financial condition, and operating results.

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

Domestic and Global Economic Conditions.  We cannot predict to what extent general domestic and global economic conditions may negatively impact our business. These include, but are not limited to, credit and capital markets, interest rates, tax law, including tax rate and policy changes, factors affecting global economic stability, and the political environment relating to health care. These and other conditions could also adversely affect our customers, payers, vendors and other stakeholders and may impact their ability or decision to purchase our products or make payments on a timely basis.

Health Care Legislation and Other Regulations. We are subject to various federal and foreign laws that govern our domestic and international business practices. For example, in the United States, the Affordable Care Act, the Medicare Access and CHIP Reauthorization Act of 2015, and the 21st Century Cures Act, or any future legislation, including deficit reduction legislation, could impact medical procedure volumes, reimbursement for our products, and demand for our products or the prices at which we sell our products. In addition, a Mutual Recognition Agreement still under negotiation for the Medical Device Regulation can result in a lack of free movement of medical devices between the European Union and Switzerland, can impact our access in the European Union and can, ultimately, have a material effect on our business, financial condition, and results of operations. For more information about these laws as they relate to our business, see the section entitled “Government Regulation and Other Matters” in Part I, Item 1, “Business.”

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

Other economic, political, and social risks. In addition to the factors enumerated above, we are from time to time impacted by a variety of other factors associated with doing business internationally that can harm our future results, including the following:

•trade protection measures, quotas, embargoes, import or export requirements, and duties, tariffs, or surcharges;

•cultural or other local factors affecting financial terms with customers;

•differing labor regulations; and

•currency exchange rate fluctuations; that is, decreases in the value of the United States dollar to the Euro or the Japanese yen, as well as other currencies, have the effect of increasing our reported revenues even when the volume of sales outside of the United States has remained constant. Increases in the value of the United States dollar relative to the Euro or the Japanese yen, as well as other currencies, have the opposite effect. Significant increases or decreases in the value of the United States dollar could have a material adverse effect on our revenues, cost of sales, or results of operations.

If government and other third-party payors decline to reimburse our customers for our products or impose other cost containment measures to reduce reimbursement levels, our ability to profitably sell our products will be harmed.

We sell our products and technologies to hospitals and other health care providers, nearly all of which receive reimbursement for the health care services provided to patients from third-party payors, such as government programs (both domestic and outside of the United States), private insurance plans, and managed care programs. The ability of customers to obtain appropriate reimbursement for their products from private and governmental third-party payors is critical to our success. The availability of reimbursement affects which products customers purchase and the prices they are willing to pay. Reimbursement varies from country to country and can significantly impact acceptance of new products.

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

During recent years, we and our competitors have been involved in substantial litigation regarding patent and other intellectual property rights which is typically costly and time-consuming. We may be forced to defend against claims and legal actions alleging infringement of the intellectual property rights of others, and, if our defense is unsuccessful, we could have significant liabilities to third parties or face injunctions that bar the sale of our products, or could require us to seek licenses from third parties. Such licenses may not be available on commercially reasonable terms, may prevent us from manufacturing, selling, or using certain products, or may be non-exclusive, which could provide our competitors access to the same technologies.

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

We are also subject to various United States and foreign laws pertaining to health care pricing, anti-corruption, and fraud and abuse, including prohibitions on kickbacks and the submission of false claims laws and restrictions on relationships with physicians and other referral sources. These laws are broad in scope and are subject to evolving interpretation, which could require us to incur substantial costs to monitor compliance. If we are found not to be in compliance, we may be required to alter our practices or have sanctions imposed against us and our officers and employees, including substantial fines, imprisonment, and exclusion from participation in governmental health care programs.

In addition, as a global company, we are subject to global data privacy and security laws, regulations and codes of conduct that apply to our businesses. We are required to comply with increasingly complex and changing legal and regulatory requirements that govern the collection, use, storage, security, transfer, disclosure and other processing of personal data in the United States and in other countries, which may include, but are not limited to, The Health Insurance Portability and Accountability Act, as amended ("HIPAA"), The Health Information Technology for Economic and Clinical Health Act, the California Consumer Privacy Act ("CCPA"), and the European Union’s General Data Protection Regulation ("GDPR"). The GDPR imposes stringent European Union data protection requirements and provides for significant penalties for noncompliance. HIPAA also imposes stringent data privacy and security requirements and the regulatory authority has imposed significant fines and penalties on organizations found to be out of compliance. CCPA provides consumers with a private right of action against companies who have a security breach due to lack of appropriate security measures. We or our third-party providers and business partners may also be subjected to audits or investigations by one or more domestic or foreign government agencies relating to compliance with information security and privacy laws and regulations, and noncompliance with the laws and regulations could result in substantial and material fines or class action litigation.

Additional risks related to government regulation are also described under "Health Care Legislation and Other Regulations" in the risk factor above titled "Because we operate globally, our business is subject to a variety of risks associated with international sales and operations."

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

Climate change, or legal, regulatory or market measures to address climate change, may materially adversely affect our financial condition and business operations.

Climate change resulting from increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere could present risks to our future operations from natural disasters and extreme weather conditions, such as hurricanes, tornadoes, seismic events, wildfires, or flooding. Such extreme weather conditions could pose physical risks to our facilities and disrupt operation of our supply chain and may impact operational costs. Concern over climate change could result in new legal or regulatory requirements designed to mitigate the effects of climate change on the environment. If such laws or regulations are more stringent than current legal or regulatory requirements, we may experience increased compliance burdens and costs to meet the regulatory obligations, and it may adversely affect our raw material sourcing, manufacturing operations, and the distribution of our products.

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
_______________________________________________________________________________
(1)     Owned property.

(2)    Leased property.

The Draper, Utah lease expires in 2031; the Dominican Republic lease expires in 2022; the Puerto Rico property has two leases that expire in 2023; the Costa Rica lease expires in 2026; the Prague, Czech Republic lease expires in 2026; the Shannon, Ireland lease expires in 2024; the Tokyo, Japan lease expires in 2024; the Shanghai, China lease expires in 2024; Singapore has one land lease that expires in 2036 and one that expires in 2041; and the Caesarea, Israel lease expires in 2030. We believe our properties have been well maintained, are in good operating condition, and are adequate for current needs. We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.

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

Number of Stockholders

On January 31, 2022, there were 8,413 stockholders of record of our common stock.

Dividends

We have never paid any cash dividends on our capital stock and have no current plans to pay any cash dividends. Our current policy is to retain any future earnings for use in our business.

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (b)
October 1, 2021 through October 31, 2021	—	$—	—	$1,222.7
November 1, 2021 through November 30, 2021	458,862	114.46	456,745	1,170.4
December 1, 2021 through December 31, 2021	401,444	109.58	401,444	1,126.4
Total	860,306	112.18	858,189

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

Performance Graph

The following graph compares the performance of our common stock with that of the S&P 500 Index and the S&P 500 Health Care Equipment Index. The cumulative total return listed below assumes an initial investment of $100 at the market close on December 31, 2016 and reinvestment of dividends. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

## COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

500
400
300
200
100
0
Dollars
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
Edwards Lifesciences
S&P 500
S&P 500 Health Care Equipment

	Total Cumulative Return
	2017	2018	2019	2020	2021
Edwards Lifesciences	$120.29	$163.47	$248.98	$292.09	$414.78
S&P 500	121.83	116.49	153.17	181.35	233.41
S&P 500 Health Care Equipment	130.90	152.15	196.77	231.46	276.26

Item 6.    [Reserved]

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our results of operations during the two years ended December 31, 2021. Also discussed is our financial position as of December 31, 2021. You should read this discussion in conjunction with the historical consolidated financial statements and related notes included elsewhere in this Form 10-K. For a discussion related to the results of operations for 2020 compared to 2019 and a discussion related to our consolidated cash flows for 2020 compared to 2019, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2020 Annual Report on Form 10–K filed with the Securities and Exchange Commission on February 12, 2021.

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

TAVR and Surgical procedure volumes varied greatly since the middle of March 2020 by geography, and even by hospital, as patients and their physicians analyzed the trade-off between aortic stenosis and their concern for COVID-19. In the last few weeks of the first quarter of 2020, procedure volumes related to our TAVR and Surgical products dropped significantly. Beginning in the second quarter of 2020, procedure volumes improved. In the second quarter of 2020, we also started to progressively resume patient enrollment in all clinical trials that were voluntarily paused or slowed at the end of the first quarter of 2020. While we saw improvements to pre-COVID levels when we resumed enrollment, procedure volumes and enrollment in our clinical trials were negatively impacted in late 2020 due to a resurgence of COVID-19. In Critical Care, during 2020 there was greater demand in Europe and the United States for our pressure monitoring products, but demand for other Critical Care products began to decrease at the end of the first quarter of 2020 due to decreased hospital spending related to COVID-19, and that trend continued through the fourth quarter of 2020.

During the first quarter of 2021, COVID-19 stressed the global healthcare system during the winter months. However, we saw strong recovery beginning in the second quarter of 2021 as widespread vaccine adoption contributed to an increased number of patients. However, the Delta variant had a significant impact on hospital resources during the last two months of the third quarter of 2021, and the Omicron variant had a significant impact during December 2021, especially in the United States.

Despite the challenges associated with COVID-19, our net sales for 2021 were $5.2 billion, representing an increase of $846.2 million over 2020, driven by sales growth of our TAVR products. During the first half of 2021, United States TAVR procedures began to grow as COVID-19 hospitalizations decreased and vaccinations increased. However, TAVR sales were negatively impacted in the second half of 2021 as United States procedures declined due to the significant impact the Delta and Omicron variants had on hospital resources. Surgical sales grew during 2021 due to increased adoption of our premium high-value technologies around the world and rebounding surgical aortic treatment rates in the United States. We also saw an increased demand for our Critical Care products in 2021 as hospital capital spending continued to show signs of recovery and elevated COVID hospitalizations in the United States and Europe increased demand for our pressure monitoring devices.

Our gross profit increase in 2021 was driven by our sales growth and lower incremental costs associated with COVID-19. The increase in our diluted earnings per share in 2021 was driven by our gross profit increase and an after-tax charge of $305.1 million in 2020 to settle certain patent litigation related to transcatheter mitral and tricuspid repair products.

We are closely monitoring the impact of COVID-19 on all aspects of our business and geographies, including its impact on our customers, employees, suppliers, vendors, business partners and distribution channels. The extent to which COVID-19 and measures taken in response thereto impact our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and are difficult to predict. These developments include, but are not limited to, the duration and spread of the outbreak (including new and more contagious variants of COVID-19), its severity, the actions to contain the virus or address its impact, the timing, distribution, public acceptance and efficacy of vaccines and other treatments, United States and foreign government actions to respond to the reduction in global economic activity, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts on our financial condition and results of operations.

Healthcare Environment, Opportunities, and Challenges

The medical technology industry is highly competitive and continues to evolve. Our success is measured both by the development of innovative products and the value we bring to our stakeholders. We are committed to developing new technologies and providing innovative patient care, and we are committed to defending our intellectual property in support of those developments. Despite the challenges of the COVID-19 pandemic, our dedicated field teams found creative ways to support physicians, our engineers continued to advance innovation, and our colleagues worked diligently to keep our clinical trials on track. In 2021, we invested 17.3% of our net sales in research and development. The following is a summary of important developments during 2021:

•we received United States Food and Drug Administration ("FDA") clearance for the Acumen Hypotension Prediction Index software with the Acumen IQ finger cuff. This is the first noninvasive solution that uses machine learning to alert clinicians of the likelihood a patient is trending toward hypotension, or low blood pressure;
•we received FDA approval for the use of the Edwards SAPIEN 3 transcatheter valve with the Alterra adaptive prestent for patients with severe pulmonary regurgitation;
•we completed enrollment in EARLY TAVR, a pivotal trial studying the treatment of severe aortic stenosis patients before their symptoms develop, and CLASP IID, a pivotal trial studying Edwards PASCAL in patients with degenerative mitral regurgitation;
•we received CE Mark approval to begin treating patients with a previously repaired or replaced valve in the pulmonic position;
•we received regulatory approval in Japan for our MITRIS valve, a new mitral valve incorporating RESILIA technology; and
•we received FDA approval for our ALLIANCE pivotal trial to study our next generation TAVR technology, SAPIEN X4.

We are dedicated to generating robust clinical, economic, and quality-of-life evidence increasingly expected by patients, clinicians, and payors in the current healthcare environment, with the goal of encouraging the adoption of innovative new medical therapies that demonstrate superior outcomes.

Results of Operations

Net Sales by Major Regions
(dollars in millions)

	Years Ended December 31,		Change
	2021	2020	$	%
United States	$2,963.1	$2,516.8	$446.3	17.7%
Europe	1,190.3	973.6	216.7	22.3%
Japan	528.9	460.1	68.8	15.0%
Rest of World	550.2	435.8	114.4	26.3%
Outside of the United States	2,269.4	1,869.5	399.9	21.4%
Total net sales	$5,232.5	$4,386.3	$846.2	19.3%

Net sales outside of the United States include the impact of foreign currency exchange rate fluctuations. The impact of foreign currency exchange rate fluctuations on net sales is not necessarily indicative of the impact on net income due to the corresponding effect of foreign currency exchange rate fluctuations on international manufacturing and operating costs, and our hedging activities. For more information, see "Quantitative and Qualitative Disclosures About Market Risk."

Net Sales by Product Group
(dollars in millions)

	Years Ended December 31,		Change
	2021	2020	$	%
Transcatheter Aortic Valve Replacement	$3,422.5	$2,857.3	$565.2	19.8%
Transcatheter Mitral and Tricuspid Therapies	86.0	41.8	44.2	105.5%
Surgical Heart Valve Therapy	889.1	761.8	127.3	16.7%
Critical Care	834.9	725.4	109.5	15.1%
Total net sales	$5,232.5	$4,386.3	$846.2	19.3%

Transcatheter Aortic Valve Replacement

For the years ended December 31, 2021 and 2020:

$ (Millions)
4,000
3,500
3,000
2,500
2,000
1,500
1,000
500
0
$2,857.3
$3,422.5
2020
2021

The increase in net sales of TAVR products was driven by:

•higher sales of the Edwards SAPIEN platform in 2021 in the United States, Europe, and Japan driven by improved COVID-19 conditions compared to 2020. Sales, however, were negatively impacted in the second half of 2021 as United States procedures declined due to the significant impact COVID had on hospital resources; and

•foreign currency exchange rate fluctuations, which increased net sales outside of the United States by $33.9 million primarily due to the strengthening of the Euro against the United States dollar.

In the second quarter of 2021, we (1) received approval for a United States pivotal trial for TAVR in moderate aortic stenosis patients, (2) received approval in Japan to begin treating low-risk patients with SAPIEN 3, and (3) received SAPIEN 3 CE Mark approval to begin treating patients with a previously repaired or replaced valve in the pulmonic position. In the fourth quarter of 2021, we (1) completed enrollment of our EARLY TAVR pivotal trial, which is focused on the treatment of asymptomatic aortic stenosis patients, (2) initiated enrollment in our PROGRESS pivotal trial for moderate aortic stenosis patients, (3) received FDA approval for our ALLIANCE pivotal trial to study our next generation TAVR device, SAPIEN X4, and (4) received FDA approval for the use of the Edwards SAPIEN 3 transcatheter valve with the Alterra adaptive prestent for congenital heart patients. The Alterra prestent compensates for variations in size and morphology of the right ventricular outflow tract to provide a stable landing zone for the SAPIEN 3 valve.

Transcatheter Mitral and Tricuspid Therapies

For the years ended December 31, 2021 and 2020:

$ (Millions)
100
80
60
40
20
0
$41.8
$86.0
2020
2021

The increase in net sales of TMTT products was due primarily to improved COVID-19 conditions compared to 2020 and continued adoption of our PASCAL system in Europe.

In the fourth quarter of 2021, we completed enrollment of our CLASP IID pivotal trial studying Edwards PASCAL in patients with degenerative mitral regurgitation. We continued to treat patients with both of our transcatheter mitral replacement therapies through the ENCIRCLE trial for SAPIEN M3 and the MISCEND study for EVOQUE Eos. The MISCEND study will evaluate the safety and performance of EVOQUE Eos, which is designed to advance the treatment of patients with mitral regurgitation with a low-profile valve delivered through a sub 30 French transfemoral delivery system. We also began treating patients with EVOQUE in the TRISCEND II pivotal trial. This study will evaluate the safety and effectiveness of the EVOQUE tricuspid valve replacement system for patients with severe tricuspid regurgitation.

Surgical Structural Heart

For the years ended December 31, 2021 and 2020:

1,000
800
600
400
200
0
$ (Millions)
$761.8
$889.1
2020
2021

The increase in net sales of Surgical products was due primarily to improved COVID-19 conditions compared to 2020 and increased sales of the INSPIRIS RESILIA aortic valve and the KONECT aortic valved conduit, primarily in the United States. In addition, foreign currency exchange rate fluctuations increased net sales outside of the United States by $13.1 million primarily due to the strengthening of the Euro against the United States dollar.
In January 2021, we received regulatory approval in Japan for our MITRIS valve, a new mitral valve incorporating RESILIA technology, which was launched in Japan during the second quarter of 2021.
Critical Care

For the years ended December 31, 2021 and 2020:

$ (Millions)
1,000
800
600
400
200
0
$725.4
$834.9
2020
2021

The increase in net sales of Critical Care products was driven by:

•increased demand for our capital products, primarily Hemosphere platforms in the United States, as hospital capital spending continued to show signs of recovery;

•increased demand for our pressure monitoring products due to elevated COVID hospitalizations, primarily in the United States;

•increased demand for our enhanced surgical recovery products, primarily in the United States; and

•foreign currency exchange rate fluctuations, which increased net sales outside of the United States by $9.0 million primarily due to the strengthening of the Euro against the United States dollar.

In June 2021, we received FDA clearance for the Acumen Hypotension Prediction Index software with the Acumen IQ finger cuff. This is the first noninvasive solution that uses machine learning to alert clinicians of the likelihood a patient is trending toward hypotension, or low blood pressure.

Gross Profit

For the years ended December 31, 2021 and 2020:
4,500
3,750
3,000
2,250
1,500
750
0
$ in millions
$3,305.7
$3,983.6
75.4%
76.1%
2020
2021
85
80
75
70
Percentage
Gross profit
Percent of net sales

The increase in gross profit as a percentage of net sales in 2021 compared to 2020 was driven primarily by:

•a 0.5 percentage point increase in the United States due to an improved product mix, driven by TAVR products; and

•lower incremental costs associated with COVID-19;

partially offset by:

•a 0.5 percentage point decrease due to the impact of foreign currency exchange rate fluctuations, including the settlement of foreign currency hedging contracts.

Selling, General, and Administrative ("SG&A") Expenses

For the years ended December 31, 2021 and 2020:
$ in millions
Percentage
1,800
1,500
1,200
900
600
300
0
40
35
30
25
20
$1,228.4
$1,493.7
28.0%
28.5%
2020
2021
SG&A
Percent of net sales

SG&A expenses increased in 2021 compared to 2020 due primarily to (1) increased commercial activities, primarily in the United States and Europe, compared to the COVID-19 impacted prior year, (2) higher personnel-related costs, and (3) the impact of foreign currency exchange rate fluctuations, which increased expenses by $22.2 million due primarily to the strengthening of the Euro against the United States dollar.

Research and Development ("R&D") Expenses

For the years ended December 31, 2021 and 2020:
1,200
900
600
300
0
$ in millions
30
25
20
15
10
Percentage
$760.7
$903.1
17.3%
17.3%
2020
2021
R&D
Percent of net sales

R&D expenses increased in 2021 compared to 2020 due primarily to continued investments in our transcatheter innovations. Clinical trial activity also increased compared to 2020 since spending in 2020 was reduced as we temporarily paused certain mitral and tricuspid active pivotal clinical trials at the end of the first quarter of 2020 due to COVID-19.

Intellectual Property Litigation Expenses, net

We incurred intellectual property litigation expenses, including settlements and external legal costs, of $20.6 million and $405.4 million during 2021 and 2020, respectively. On July 12, 2020, we reached an agreement with Abbott Laboratories and its direct and indirect subsidiaries ("Abbott") to, among other things, settle all outstanding patent disputes between the companies (the “Settlement Agreement”) in cases related to transcatheter mitral and tricuspid repair products. The Settlement Agreement resulted in us recording an estimated $367.9 million pre-tax charge and related liability in June 2020 related to past damages. In addition, we will incur royalty expenses through May 2024 totaling an estimated $100 million. We made a one-time $100.0 million payment to Abbott in July 2020, and are making quarterly payments in subsequent years. For further information, see Note 3 to the "Consolidated Financial Statements."

Change in Fair Value of Contingent Consideration Liabilities, net

The change in fair value of contingent consideration liabilities resulted in income of $124.1 million in 2021 and expense of $13.6 million in 2020. The income in 2021 was driven by changes in the projected probability and timing of milestone achievements and the projected timing of cash inflows. The expense in 2020 was primarily driven by the accretion of interest due to the passage of time and adjustments to discount rates, partially offset by changes in the projected probability and timing of milestone achievements and the projected timing of cash inflows.

Special Charges

For information on special charges, see Note 4 to the "Consolidated Financial Statements."

Interest Expense

Interest expense was $18.4 million and $15.8 million in 2021 and 2020, respectively. The increase in interest expense resulted primarily from lower capitalized interest due to decreased facilities construction.

Interest Income

Interest income was $17.4 million and $23.4 million in 2021 and 2020, respectively. The decrease in interest income resulted primarily from lower average yield, partially offset by a higher average investment balance.

Other Income, net
(in millions)

	Years Ended December 31,
	2021	2020
Foreign exchange gains, net	$(5.0)	$(12.3)
Gain on investments	(5.8)	(0.6)
Non-service cost components of net periodic pension benefit cost	0.3	0.4
Other	(2.2)	1.0
Total other income, net	$(12.7)	$(11.5)

The net foreign exchange gains relate to the foreign currency fluctuations on our global trade and intercompany receivable and payable balances, partially offset by the gains and losses on non-designated derivative instruments.

The gain on investments primarily represents our net share of gains and losses in investments accounted for under the equity method, and realized gains and losses on investments in equity securities.

The non-service cost components of net periodic pension benefit cost includes the costs of our defined benefit plans that are not attributed to services rendered by eligible employees during the year, such as interest costs, expected return on plan assets, and amortization of actuarial gains or losses.

Provision for Income Taxes
($ in millions)

	Years Ended December 31,		Change
	2021	2020	$	%
Provision for income taxes	$198.9	$93.3	$105.6	113.2%
Effective tax rate	11.7%	10.2%

Our effective income tax rate in 2021 and 2020 was 11.7% and 10.2%, respectively. Our effective tax rate for 2021 increased in comparison to 2020 primarily due to the impact of the litigation settlement agreement reached in 2020 with Abbott to settle all outstanding patent disputes and the decrease in the excess tax benefit from employee share-based compensation, partially offset by the tax benefit from the change in fair value of contingent consideration liabilities.

In 2021, the difference between our 11.7% effective tax rate and the Federal statutory rate of 21% was primarily due to (1) foreign earnings taxed at lower rates net of the United States tax on global intangible low-taxed income, (2) Federal and California research and development credits, (3) the excess tax benefit from employee share-based compensation and (4) the tax benefit from the change in fair value of contingent consideration liabilities.

As of December 31, 2021, we had $167.0 million of California research expenditure tax credits that we expect to use in future periods. The credits may be carried forward indefinitely. Based upon anticipated future taxable income, we expect that it is more likely than not that all California research expenditure tax credits will be utilized, although the utilization of the full benefit is expected to occur over a number of years into the distant future.

As of December 31, 2021, our gross uncertain tax positions were $358.4 million. We estimate that these liabilities would be reduced by $135.1 million from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, and timing adjustments. The net amount of $223.3 million, if not required, would favorably affect our effective tax rate.

In the normal course of business, the Internal Revenue Service ("IRS") and other taxing authorities are in different stages of examining various years of our tax filings. During these audits, we may receive proposed audit adjustments that could be material. Therefore, there is a possibility that an adverse outcome in these audits could have a material effect on our results of operations and financial condition. We strive to resolve open matters with each tax authority at the examination level and could reach agreement with a tax authority at any time. While we have accrued for matters we believe are more likely than not to require settlement, the eventual outcome with a tax authority may result in a tax liability that is more or less than that reflected in the consolidated financial statements. Furthermore, we may later decide to challenge any assessments, if made, and may exercise our right to appeal. The uncertain tax positions are reviewed quarterly and adjusted as events occur that affect potential liabilities for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, negotiations between tax authorities, identification of new issues, and issuance of new legislation, regulations, or case law. We believe that adequate amounts of tax and related penalty and interest have been provided in income tax expense for any adjustments that may result from our uncertain tax positions.

At December 31, 2021, all material state, local, and foreign income tax matters have been concluded for years through 2015. While not material, we continue to address matters in India for years from 2010.

We executed an Advance Pricing Agreement (“APA”) in 2018 between the United States and Switzerland governments for tax years 2009 through 2020 covering various, but not all, transfer pricing matters. The unagreed transfer pricing matters, namely Surgical Structural Heart and Transcatheter Aortic Valve Replacement (collectively "Surgical/TAVR") intercompany royalty transactions, then reverted to IRS Examination for further consideration as part of the respective years' regular tax audits. In addition, we executed other bilateral APAs as follows: during 2017, an APA between the United States and Japan covering tax years 2015 through 2019; and during 2018, APAs between Japan and Singapore and between Switzerland and Japan covering tax years 2015 through 2019. We have filed to renew all of the APAs which cover transactions with Japan for the years 2020 and forward. The execution of some or all these APA renewals depends on many variables outside of our control.

Our United States federal income tax returns through 2014 have been audited. The IRS began its examination of the 2015 and 2016 tax years during the fourth quarter of 2018 and later added the 2017 tax year to this audit cycle during the first quarter of 2019. The IRS audit field work for the 2015-2017 tax years was substantially completed during the fourth quarter of 2020, except for transfer pricing and related matters.

During the second quarter of 2021, we received a Notice of Proposed Adjustment (“NOPA”) from the IRS for the 2015-2017 tax years relating to transfer pricing involving certain Surgical/TAVR intercompany royalty transactions between our United States and Switzerland subsidiaries. During the third quarter of 2021, we completed our review of the NOPA and provided comments to the IRS and the IRS subsequently revised the NOPA. The revised NOPA proposes an increase to our United States taxable income which could result in additional tax expense for this period of approximately $180 million and represents a significant change to previously agreed upon transfer pricing methodologies for these types of transactions.

We have formally disagreed with the NOPA and have submitted a formal protest on the matter to the IRS Independent Office of Appeals during the fourth quarter of 2021. We also have received the final Revenue Agent's Report for these tax years. We continue to evaluate all possible remedies available to us, which could take several years to resolve. No payment of any amount related to the NOPA is required to be made, if at all, until all applicable proceedings have been completed. We believe the amounts previously accrued related to this uncertain tax position are sufficient and, accordingly, have not accrued any additional amount based on the NOPA received.

Certain Surgical/TAVR intercompany royalty transactions covering tax years 2015 - 2021 that were not resolved under the APA program remain subject to IRS examination, and those transactions and related tax positions remain uncertain as of December 31, 2021. We have considered this information, as well as information regarding the NOPA described above, in our evaluation of our uncertain tax positions. The impact of these unresolved transfer pricing matters, net of any correlative repatriation tax adjustment, may be significant to our consolidated financial statements. Based on the information currently available and numerous possible outcomes, we cannot reasonably estimate what, if any, changes in our existing uncertain tax positions may occur in the next 12 months and, therefore, have continued to record the uncertain tax positions as a long-term liability.

We have received tax incentives in certain non-United States tax jurisdictions, the primary benefit for which will expire in 2029. The tax reductions as compared to the local statutory rates were $208.0 million ($0.33 per diluted share) and $189.2 million ($0.30 per diluted share) for the years ended December 31, 2021 and 2020, respectively.

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 (the "2017 Act"), which was signed into law on December 22, 2017, eliminates the option to deduct research and development expenditures currently and requires taxpayers to amortize domestic expenditures over five years and foreign expenditures over fifteen years. Although Congress is considering legislation that would defer the amortization requirement to later years, we have no assurance that the provision will be repealed or otherwise modified. If the requirement is not modified, it will materially reduce our cash flows beginning in 2022.

Liquidity and Capital Resources

Our sources of cash liquidity include cash and cash equivalents, short-term investments, cash from operations, and amounts available under credit facilities. We believe that these sources are sufficient to fund the current and long-term requirements of working capital, capital expenditures, and other financial commitments. However, we periodically consider various financing alternatives and may, from time to time, seek to take advantage of favorable interest rate environments or other market conditions.

The 2017 Act included extensive changes to the international tax regime. The 2017 Act required a deemed repatriation of post-1986 undistributed foreign earnings and profits. The one-time transition tax liability, as adjusted, is payable in four remaining annual installments, as outlined in the contractual obligations table below. As of December 31, 2021, we had a remaining tax obligation of $213.1 million related to the deemed repatriation. See Note 17 to the "Consolidated Financial Statements" for additional information about the one-time transition tax.

As of December 31, 2021, cash and cash equivalents and short-term investments held in the United States and outside of the United States were $903.4 million and $563.4 million, respectively. During 2021, we repatriated cash of $1.1 billion. We assert that $1.0 billion of our foreign earnings continue to be permanently reinvested and our intent is to repatriate $392.9 million of our foreign earnings as of December 31, 2021.

We have a Five-Year Credit Agreement ("the Credit Agreement") which matures on April 28, 2023. The Credit Agreement provides up to an aggregate of $750.0 million in borrowings in multiple currencies. Subject to certain terms and conditions, we may increase the amount available under the Credit Agreement by up to an additional $250.0 million in the aggregate. As of December 31, 2021, there were no borrowings outstanding under the Credit Agreement. The Credit Agreement is unsecured and contains various financial and other covenants, including a maximum leverage ratio, as defined in the Credit Agreement. The Company was in compliance with all covenants at December 31, 2021.

In June 2018, we issued $600.0 million of 4.3% fixed-rate unsecured senior notes (the "2018 Notes") due June 15, 2028. We may redeem the 2018 Notes, in whole or in part, at any time and from time to time at specified redemption prices. As of December 31, 2021, we have not elected to redeem any of the 2018 Notes. As of December 31, 2021, the total carrying value of our 2018 Notes was $595.7 million. For further information on our debt, see Note 10 to the "Consolidated Financial Statements."

From time to time, we repurchase shares of our common stock under share repurchase programs authorized by the Board of Directors. We consider several factors in determining when to execute share repurchases, including, among other things, expected dilution from stock plans, cash capacity, and the market price of our common stock. During 2021, under the Board authorized repurchase programs, we repurchased a total of 5.6 million shares at an aggregate cost of $498.5 million, and as of December 31, 2021, we had remaining authority to purchase $1.1 billion of our common stock. In January 2022, we entered into an accelerated share repurchase agreement to repurchase $250.0 million of our common stock. For further information, see Notes 14 and 21 to the "Consolidated Financial Statements."

Certain of our business acquisitions involve contingent consideration arrangements. Payment of additional consideration in the future may be required, contingent upon the acquired business reaching certain performance milestones, such as attaining specified revenue levels or obtaining regulatory approvals. For further information, see Note 11 to the "Consolidated Financial Statements."

In April 2021, we purchased an exclusive option to acquire a medical device company (the "Investee") for up to approximately $390 million, depending on the paid-in capital at closing. Per the agreement, depending on the Investee's achievement of certain milestones, we may be required to invest up to an additional $9.9 million in the Investee's equity securities and up to an additional $21.8 million for the option to acquire the Investee, of which we invested $10.8 million in 2021 upon achievement of the first milestone. We also agreed to loan the Investee up to $45 million under a secured promissory note. For further information, see Note 7 to the "Consolidated Financial Statements."

On July 12, 2020, we reached the Settlement Agreement with Abbott to settle all outstanding patent disputes between the companies in cases related to transcatheter mitral and tricuspid repair products. The Settlement Agreement resulted in us recording an estimated $367.9 million pretax charge in June 2020 related to past damages. In addition, we will incur royalty expenses through May 2024 totaling an estimated $100 million. We made a one-time $100.0 million payment to Abbott in July 2020, and are making quarterly payments in subsequent years. For further information, see Note 3 to the "Consolidated Financial Statements."

Consolidated Cash Flows - For the twelve months ended December 31, 2021 and 2020
Net cash flows provided by operating activities of $1.7 billion for 2021 increased $677.8 million from 2020 due to (1) improved operating performance in 2021, (2) a higher bonus payout in 2020 associated with 2019 performance, and (3) a payment of $100.0 million in 2020 for a litigation settlement.

Net cash used in investing activities of $1.7 billion in 2021 consisted primarily of capital expenditures of $325.8 million and net purchases of investments of $1.4 billion.

Net cash used in investing activities of $531.1 million in 2020 consisted primarily of capital expenditures of $407.0 million and net purchases of investments of $87.6 million.

We currently anticipate making capital expenditures of approximately $300 million in 2022 as we continue to invest in our operations.
Net cash used in financing activities of $356.3 million in 2021 consisted primarily of purchases of treasury stock of $512.8 million, partially offset by proceeds from stock plans of $158.6 million.

Net cash used in financing activities of $486.9 million in 2020 consisted primarily of purchases of treasury stock of $625.4 million, partially offset by proceeds from stock plans of $140.5 million.

Material Cash Requirements

A summary of our material cash requirements as of December 31, 2021 is as follows (in millions):

	Payments Due by Period
Contractual Obligations	Total	Year 1	Years 2-3	Years 4-5	After 5 Years
Debt	$600.0	$—	$—	$—	$600.0
Operating leases	104.5	27.5	36.6	15.8	24.6
Interest on debt	125.0	20.0	38.6	38.4	28.0
Transition tax on unremitted foreign earnings and profits (a)	213.1	25.1	109.5	78.5	—
Litigation settlement obligation (minimum payments)	212.5	50.0	100.0	62.5	—
Pension obligations (b)	2.2	2.2	—	—	—
Purchase and other commitments (c)	30.1	14.3	10.5	2.9	2.4
Total contractual cash obligations (d), (e)	$1,287.4	$139.1	$295.2	$198.1	$655.0
_______________________________________________________________________________
(a)     As of December 31, 2021, we had recorded $213.1 million of income tax liabilities related to the one-time transition tax that resulted from the enactment of the 2017 Act. The transition tax is due in eight annual installments, with the first four installments paid in 2018 through 2021. The remaining installment amounts will be equal to 8% of the total liability payable in 2022, 15% in 2023, 20% in 2024, and 25% in 2025. See Note 17 to the "Consolidated Financial Statements" for additional information about the one-time transition tax.

(b)    The amount included in "Less Than 1 Year" reflects anticipated contributions to our various pension plans. Anticipated contributions beyond one year are not determinable. The total accrued benefit liability for our pension plans recognized as of December 31, 2021 was $41.0 million. This amount is impacted by, among other items, pension expense funding levels, changes in plan demographics and assumptions, and investment returns on plan assets. Therefore, we are unable to make a reasonably reliable estimate of the amount and period in which the liability might be paid, and did not include this amount in the contractual obligations table. See Note 13 to the "Consolidated Financial Statements" for further information.

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

(d)    As of December 31, 2021, the gross liability for uncertain tax positions, including interest, was $386.0 million and relates primarily to transfer pricing matters which are discussed in detail in Note 17 to the "Consolidated Financial Statements." Based upon the information currently available and numerous possible outcomes, we cannot reasonably estimate the amount and period in which the liability might be paid, and did not include this amount in the contractual obligations table.

(e)    We acquire assets still in development, enter into research and development arrangements, acquire businesses, and sponsor certain clinical trials that often require milestone, royalty, or other future payments to third-parties, contingent upon the occurrence of certain future events. In situations where we have no ability to influence the achievement of the milestone or otherwise avoid the payment, we have included those payments in the table above. However, we have excluded from the table contingent milestone payments and other contingent liabilities for which we cannot reasonably predict future payments or for which we can avoid making payment by unilaterally deciding to stop development of a product or cease progress of a clinical trial. We estimate that these contingent payments could be up to $835.0 million if all milestones or other contingent obligations are met. This amount includes certain milestone-based contingent obligations that may be paid through a combination of cash and issuance of common stock, and certain sales-based royalties in excess of minimum payment thresholds related to litigation settlements.

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

The application of accounting policies requires the use of judgments and estimates. These matters that are subject to judgments and estimates are inherently uncertain, and different amounts could be reported using different assumptions and estimates. Management uses its best estimates and judgments in determining the appropriate amount to reflect in the consolidated financial statements, using historical experience and all available information. We also use outside experts where appropriate. We apply estimation methodologies consistently from year to year.

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

Excess and Obsolete Inventory

The valuation of our inventory requires us to estimate excess, obsolete, and expired inventory. We base our provisions for excess, obsolete, and expired inventory on our estimates of forecasted sales. A significant change in the timing or level of demand for our products as compared to forecasted amounts may result in recording additional allowances for excess, obsolete, and expired inventory in the future. In addition, our industry is characterized by rapid product development and frequent new product introductions. Uncertain timing of next-generation product approvals, variability in product launch strategies, product recalls, increasing levels of consigned inventory, and variation in product utilization all affect our estimates related to excess, obsolete, and expired inventory.

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

•volatility of future sales.

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

We have made an accounting policy election to recognize the United States tax effects of global intangible low-taxed income as a component of income tax expense in the period the tax arises.

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

Stock-based Compensation

We measure and recognize compensation expense for all stock-based awards based on estimated fair values. Stock-based awards consist of stock options, service-based restricted stock units, market-based restricted stock units, and employee stock purchase subscriptions. The fair value of each option award and employee stock purchase subscription is estimated on the date of grant using the Black-Scholes option valuation model. The fair value of market-based restricted stock units is determined using a Monte Carlo simulation model, which uses multiple input variables to determine the probability of satisfying the market condition requirements. The Black-Scholes and Monte Carlo models require various highly judgmental assumptions, including stock price volatility, risk-free interest rate, and expected option term. Stock-based compensation expense is recorded net of estimated forfeitures. Judgment is required in estimating the stock awards that will ultimately be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations would be impacted.

Legal Contingencies

We are or may be a party to, or may otherwise be responsible for, pending or threatened lawsuits, including those related to products and services currently or formerly manufactured or performed by us, workplace and employment matters, matters involving real estate, our operations or health care regulations, or governmental investigations. We accrue for loss contingencies to the extent that we conclude that it is probable that a loss will be incurred and the amount of the loss can be reasonably estimated. If a reasonable estimate of a known or probable loss cannot be made, but a range of probable losses can be estimated, the low-end of the range of losses is recognized if no amount within the range is a better estimate than any other. If we determine that a loss is possible, but not probable, and the range of the loss can be reasonably determined, then we disclose the range of the possible loss. These matters raise difficult and complex factual and legal issues and are subject to many uncertainties, including, but not limited to, the facts and circumstances of each particular case or claim, the jurisdiction in which each suit is brought, and differences in applicable law. As such, significant judgment is required in determining our legal accruals. We describe our legal proceedings in Note 18 to the "Consolidated Financial Statements."

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. Our investment strategy is focused on preserving capital and supporting our liquidity requirements, while earning a reasonable market return. We invest in a variety of debt securities, primarily time deposits, commercial paper, United States and foreign government and agency securities, asset-backed securities, corporate debt securities, and municipal debt securities. The market value of our investments may decline if current market interest rates rise. As of December 31, 2021, we had $2.3 billion of investments in debt securities which had an average remaining term to maturity of 1.29 years. Taking into consideration the average maturity of our debt securities, a hypothetical 0.5% to 1.0% absolute increase in interest rates at December 31, 2021 would have resulted in a $15.3 million to $30.6 million decrease in the fair value of these investments. Such a decrease would only result in a realized loss if we choose or are forced to sell the investments before the scheduled maturity, which we currently do not anticipate.

For more information related to investments, see Note 7 to the "Consolidated Financial Statements."

We are also exposed to interest rate risk on our debt obligations. As of December 31, 2021, we had $600.0 million of 2018 Notes outstanding that carry a fixed rate, and also had available a $750.0 million Credit Agreement that carries a variable interest rate based on the London interbank offered rate ("LIBOR"). As of December 31, 2021, there were no borrowings outstanding under the Credit Agreement. Based on our December 31, 2021 variable debt levels, a hypothetical 1.0% absolute increase in floating market interest rates would not have impacted our interest expense since we had no variable debt outstanding during the year. As of December 31, 2021, a hypothetical 1.0% absolute increase in market interest rates would decrease the fair value of the fixed-rate debt by approximately $36.0 million. This hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt.

For more information related to outstanding debt obligations, see Note 10 to the "Consolidated Financial Statements."

Currency Risk

We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances and results of our non-United States subsidiaries into United States dollars, currency gains and losses related to intercompany and third-party transactions denominated in currencies other than a subsidiary's functional currency, and currency gains and losses associated with intercompany loans. Our principal currency exposures relate to the Euro and the Japanese yen. Our objective is to minimize the volatility of our exposure to these risks through a combination of normal operating and financing activities and the use of derivative financial instruments in the form of foreign currency forward exchange contracts and cross currency swap contracts. The total notional amount of our derivative financial instruments entered into for foreign currency management purposes at December 31, 2021 was $1.8 billion. A hypothetical 10% increase/decrease in the value of the United States dollar against all hedged currencies would increase/decrease the fair value of these derivative contracts by $134.9 million. Any gains or losses on the fair value of derivative contracts would generally be offset by gains and losses on the underlying transactions, so the net impact would not be significant to our financial condition or results of operations.

For more information related to outstanding foreign exchange contracts, see Note 2 and Note 12 to the "Consolidated Financial Statements."

Credit Risk

Derivative financial instruments involve credit risk in the event the financial institution counterparty should default. It is our policy to execute such instruments with major financial institutions that we believe to be creditworthy. At December 31, 2021, all derivative financial instruments were with bank counterparties assigned investment grade ratings by national rating agencies. We further diversify our derivative financial instruments among counterparties to minimize exposure to any one of these entities. We have not experienced a counterparty default and do not anticipate any non-performance by our current derivative counterparties.

Concentrations of Risk

We invest excess cash in a variety of debt securities, and diversify the investments between financial institutions. Our investment policy limits the amount of credit exposure to any one issuer.

In the normal course of business, we provide credit to customers in the health care industry, perform credit evaluations of these customers, and maintain allowances for potential credit losses, which have historically been adequate compared to actual losses. In 2021, we had no customers that represented 10% or more of our total net sales or accounts receivable, net.

Investment Risk

We are exposed to investment risks related to changes in the underlying financial condition and credit capacity of certain of our investments. As of December 31, 2021, we had $2.3 billion of investments in debt securities of various companies, of which $1.7 billion were long-term. In addition, we had $92.5 million of investments in equity instruments. Should these companies experience a decline in financial performance, financial condition or credit capacity, or fail to meet certain development milestones, including as a result of the impact from COVID-19 on their business or operations or otherwise, a decline in the investments' value may occur, resulting in unrealized or realized losses.

Item 8.    Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	40

Financial Statements:

Consolidated Balance Sheets as of December 31, 2021 and 2020	43

For the Years Ended December 31, 2021, 2020, and 2019:

Consolidated Statements of Operations	44

Consolidated Statements of Comprehensive Income	45

Consolidated Statements of Cash Flows	46

Consolidated Statements of Stockholders' Equity	47

Notes to Consolidated Financial Statements	48

All other schedules are omitted as they are not applicable or the required information is furnished in the Consolidated Financial Statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Edwards Lifesciences Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Edwards Lifesciences Corporation and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Uncertain Tax Positions Related to Intercompany Transfer Pricing

As described in Note 17 to the consolidated financial statements, the Company had an uncertain gross tax position liability balance of $358.4 million as of December 31, 2021, of which a majority is related to intercompany transfer pricing. As disclosed by management, the Company is subject to income taxes in the United States and numerous foreign jurisdictions. The Company’s income tax returns in these jurisdictions are periodically audited by domestic and foreign tax authorities. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income amongst various tax jurisdictions. Significant judgment is required by management in evaluating uncertain tax positions, including estimating the ultimate resolution to intercompany pricing controversies between countries when there are numerous possible outcomes.

The principal considerations for our determination that performing procedures relating to uncertain tax positions related to intercompany transfer pricing is a critical audit matter are the significant judgment by management when determining uncertain tax positions related to intercompany transfer pricing, including a high degree of estimation uncertainty in estimating the ultimate resolution to intercompany pricing controversies between countries when there are numerous possible outcomes. This in turn led to a high degree of auditor judgment, effort, and subjectivity in performing procedures to evaluate the accurate measurement of uncertain tax positions related to intercompany transfer pricing. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to intercompany transfer pricing, and controls over measurement of the liability. These procedures also included, among others (i) testing the information used in the calculation of the liability for uncertain tax positions related to intercompany transfer pricing, including US federal filing positions, and the related final income tax returns; (ii) testing the calculation of the liability for uncertain tax positions related to intercompany transfer pricing, by jurisdiction, including management’s assessment of the technical merits of tax positions and estimates of the amount of tax benefit expected to be sustained; (iii) testing management’s assessment of possible outcomes of uncertain tax positions related to intercompany transfer pricing controversies between countries; and (iv) evaluating the status and results of income tax audits with the relevant tax authorities. Professionals with specialized skill and knowledge were used to assist in the evaluation of the accurate measurement of the Company’s uncertain tax positions related to intercompany transfer pricing, including evaluating the reasonableness of management’s assessment of whether tax positions are more-likely-than not to be sustained and the amount of potential tax benefit to be realized, and the application of relevant tax laws.

Fair Value of Contingent Consideration Liabilities
As described in Note 11 to the consolidated financial statements, certain of the Company’s acquisitions involve contingent consideration arrangements. As of December 31, 2021, the Company had a contingent consideration liability of $62.0 million. Payment of additional consideration is contingent upon the acquired company reaching certain performance milestones, such as attaining specified sales levels or obtaining regulatory approvals. These contingent consideration liabilities are measured by management at estimated fair value using either a probability weighted discounted cash flow analysis or a Monte Carlo simulation model, both of which consider significant unobservable inputs. These inputs include (1) the discount rate used to present value the projected cash flows, (2) the probability of milestone achievement, (3) the projected payment dates, and (4) the volatility of future sales.
The principal considerations for our determination that performing procedures relating to the fair value of contingent consideration liabilities is a critical audit matter are the significant judgment by management when estimating the fair value of these contingent consideration liabilities, including a high degree of estimation uncertainty in evaluating the discount rate, the probability of milestone achievement, the projected payment dates, and the volatility of future sales. This in turn led to a high degree of auditor judgment, effort, and subjectivity in performing procedures to evaluate the fair value of contingent consideration liabilities. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s process for estimating the fair value of contingent consideration liabilities, including controls over the determination of the significant unobservable inputs selected by management. These procedures also included, among others (i) testing management’s process for estimating the fair value of these contingent consideration liabilities and (ii) testing management’s probability weighted discounted cash flow analysis or Monte Carlo simulation model used to estimate the fair value of the contingent consideration liabilities. Testing management’s process included evaluating the appropriateness of the valuation methods used and the reasonableness of the significant assumptions related to the discount rate, the probability of milestone achievement, the projected payment dates, and the volatility of future sales. Evaluating the reasonableness of the probability of milestone achievement and projected payment dates involved consideration of information obtained from the Company’s product engineers, clinical trial data, and third-party industry data. The reasonableness of the discount rate was evaluated by considering the cost of capital of comparable businesses and other industry factors. Professionals with specialized skill and knowledge were used to assist in the evaluation of the reasonableness of significant assumptions related to the discount rate and volatility of future sales.

/s/ PricewaterhouseCoopers LLP
Irvine, California
February 14, 2022

We have served as the Company’s auditor since 1999.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$862.8	$1,183.2
Short-term investments (Note 7)	604.0	219.4
Accounts receivable, net of allowances of $9.3 and $9.6, respectively	582.2	514.6
Other receivables	82.7	88.2
Inventories (Note 5)	726.7	802.3
Prepaid expenses	85.2	75.1
Other current assets	237.1	208.2
Total current assets	3,180.7	3,091.0
Long-term investments (Note 7)	1,834.2	801.6
Property, plant, and equipment, net (Note 5)	1,546.6	1,395.2
Operating lease right-of-use assets (Note 6)	92.1	94.2
Goodwill (Note 9)	1,167.9	1,173.2
Other intangible assets, net (Note 9)	323.6	331.4
Deferred income taxes	246.7	230.9
Other assets	110.8	119.6
Total assets	$8,502.6	$7,237.1
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$204.5	$196.5
Accrued and other liabilities (Note 5)	802.3	670.2
Operating lease liabilities (Note 6)	25.5	27.2
Total current liabilities	1,032.3	893.9
Long-term debt (Note 10)	595.7	595.0
Contingent consideration liabilities (Notes 8 and 11)	62.0	186.1
Taxes payable (Note 17)	190.0	215.3
Operating lease liabilities (Note 6)	69.1	72.7
Uncertain tax positions (Note 17)	259.0	214.4
Litigation settlement accrual (Note 3)	191.3	233.0
Other liabilities	267.3	252.4
Total liabilities	2,666.7	2,662.8
Commitments and contingencies (Notes 6, 10, and 18)
Stockholders' equity (Notes 14 and 21)
Preferred stock, $0.01 par value, authorized 50.0 shares, no shares outstanding	—	—
Common stock, $1.00 par value, 1,050.0 shares authorized, 642.0 and 636.4 shares issued, and 624.1 and 624.3 shares outstanding, respectively	642.0	636.4
Additional paid-in capital	1,700.4	1,438.1
Retained earnings	6,068.1	4,565.0
Accumulated other comprehensive loss	(157.7)	(161.1)
Treasury stock, at cost, 17.9 and 12.1 shares, respectively	(2,416.9)	(1,904.1)
Total stockholders' equity	5,835.9	4,574.3
Total liabilities and stockholders' equity	$8,502.6	$7,237.1

The accompanying notes are an integral part of these consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share information)

	Years Ended December 31,
	2021	2020	2019
Net sales	$5,232.5	$4,386.3	$4,348.0
Cost of sales	1,248.9	1,080.6	1,114.4
Gross profit	3,983.6	3,305.7	3,233.6
Selling, general, and administrative expenses	1,493.7	1,228.4	1,242.2
Research and development expenses	903.1	760.7	752.7
Intellectual property litigation expenses, net (Note 3)	20.6	405.4	33.4
Change in fair value of contingent consideration liabilities, net	(124.1)	13.6	(6.1)
Special charges (Note 4)	—	—	64.6
Operating income	1,690.3	897.6	1,146.8
Interest expense	18.4	15.8	20.7
Interest income	(17.4)	(23.4)	(32.2)
Other income, net (Note 16)	(12.7)	(11.5)	(8.2)
Income before provision for income taxes	1,702.0	916.7	1,166.5
Provision for income taxes (Note 17)	198.9	93.3	119.6
Net income	$1,503.1	$823.4	$1,046.9
Share information (Note 2):
Earnings per share:
Basic	$2.41	$1.32	$1.68
Diluted	$2.38	$1.30	$1.64
Weighted-average number of common shares outstanding:
Basic	623.3	622.6	624.8
Diluted	631.2	631.9	636.7

   The accompanying notes are an integral part of these consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Years Ended December 31,
	2021	2020	2019
Net income	$1,503.1	$823.4	$1,046.9
Other comprehensive income (loss), net of tax (Note 15):
Foreign currency translation adjustments	(50.1)	32.4	(11.2)
Unrealized gain (loss) on hedges	57.4	(40.2)	(11.1)
Unrealized pension credits (costs)	11.6	(4.2)	(1.9)
Unrealized (loss) gain on available-for-sale investments	(24.1)	6.6	6.3
Reclassification of net realized investment loss to earnings	8.6	0.3	0.4
Other comprehensive income (loss), net of tax	3.4	(5.1)	(17.5)
Comprehensive income	$1,506.5	$818.3	$1,029.4

The accompanying notes are an integral part of these consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income	$1,503.1	$823.4	$1,046.9
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	134.8	107.2	89.3
Non-cash operating lease cost	28.5	28.2	25.3
Stock-based compensation (Notes 2 and 14)	109.3	92.6	81.3
Inventory write off (Note 2)	—	—	73.1
Impairment charges (Note 4)	—	—	40.6
Change in fair value of contingent consideration liabilities, net (Note 11)	(124.1)	13.6	(6.1)
Deferred income taxes	(41.4)	(49.4)	12.1
Purchased in-process research and development (Note 4)	—	—	24.0
Other	(23.4)	(3.5)	(2.8)
Changes in operating assets and liabilities:
Accounts and other receivables, net	(91.1)	41.9	(88.0)
Inventories	19.0	(120.6)	(105.4)
Prepaid expenses and other current assets	7.9	(28.5)	(6.8)
Accounts payable and accrued liabilities	195.2	(84.5)	116.5
Litigation settlement accrual	(29.2)	270.5	(180.0)
Income taxes	62.0	(52.9)	43.2
Other	(18.5)	16.3	19.7
Net cash provided by operating activities	1,732.1	1,054.3	1,182.9
Cash flows from investing activities
Capital expenditures	(325.8)	(407.0)	(254.4)
Purchases of held-to-maturity investments (Note 7)	(250.0)	(162.0)	(130.2)
Proceeds from sales and maturities of held-to-maturity investments (Note 7)	138.0	212.2	50.0
Purchases of available-for-sale investments (Note 7)	(1,629.3)	(689.7)	(437.9)
Proceeds from sales and maturities of available-for-sale investments (Note 7)	391.2	564.8	359.9
Acquisition (Note 8)	—	—	(100.2)
Payment for acquisition option	(13.1)	(10.0)	(35.0)
Issuances of notes receivable	(5.1)	(27.0)	(12.9)
Collections of notes receivable	20.0	—	—
Investments in intangible assets and in-process research and development	(4.0)	(0.3)	(24.0)
Other	(44.4)	(12.1)	(11.1)
Net cash used in investing activities	(1,722.5)	(531.1)	(595.8)
Cash flows from financing activities
Proceeds from issuance of debt	5.2	16.2	18.9
Payments on debt and finance lease obligations	(7.0)	(17.0)	(28.9)
Purchases of treasury stock	(512.8)	(625.4)	(263.3)
Proceeds from stock plans	158.6	140.5	160.5
Other	(0.3)	(1.2)	(2.8)
Net cash used in financing activities	(356.3)	(486.9)	(115.6)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	13.9	(20.5)	(3.0)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(332.8)	15.8	468.5
Cash, cash equivalents, and restricted cash at beginning of year	1,200.2	1,184.4	715.9
Cash, cash equivalents, and restricted cash at end of year	$867.4	$1,200.2	$1,184.4

The accompanying notes are an integral part of these consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)

	Common Stock		Treasury Stock
	Shares	Par Value	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
BALANCE AT DECEMBER 31, 2018	215.2	$215.2	7.5	$(1,015.4)	$1,384.4	$2,694.7	$(138.5)	$3,140.4
Net income						1,046.9		1,046.9
Other comprehensive loss, net of tax							(17.5)	(17.5)
Common stock issued under equity plans	2.9	2.9			157.6			160.5
Stock-based compensation expense					81.3			81.3
Purchases of treasury stock			1.5	(263.3)				(263.3)
BALANCE AT DECEMBER 31, 2019	218.1	218.1	9.0	(1,278.7)	1,623.3	3,741.6	(156.0)	4,148.3
Net income						823.4		823.4
Other comprehensive loss, net of tax							(5.1)	(5.1)
Common stock issued under equity plans	4.5	4.5			136.0			140.5
Stock-based compensation expense					92.6			92.6
Purchases of treasury stock			3.1	(625.4)				(625.4)
Stock issued to effect stock split	413.8	413.8			(413.8)			—
BALANCE AT DECEMBER 31, 2020	636.4	636.4	12.1	(1,904.1)	1,438.1	4,565.0	(161.1)	4,574.3
Net income						1,503.1		1,503.1
Other comprehensive income, net of tax							3.4	3.4
Common stock issued under equity plans	5.6	5.6			153.0			158.6
Stock-based compensation expense					109.3			109.3
Purchases of treasury stock			5.8	(512.8)				(512.8)
BALANCE AT DECEMBER 31, 2021	642.0	$642.0	17.9	$(2,416.9)	$1,700.4	$6,068.1	$(157.7)	$5,835.9

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Edwards Lifesciences and its majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company reviews its investments in other entities to determine whether the Company is the primary beneficiary of a variable interest entity ("VIE"). The Company would be the primary beneficiary of the VIE, and would be required to consolidate the VIE, if it has the power to direct the significant activities of the entity and the obligation to absorb losses or receive benefits from the entity that may be significant to the VIE. Based on the Company's analysis, it determined it is not the primary beneficiary of any material VIEs; however, future events may require VIEs to be consolidated if the Company becomes the primary beneficiary.

Stock Split

On May 7, 2020, the Company’s Board of Directors declared a three-for-one stock split of the Company's outstanding shares of common stock effected in the form of a stock dividend, distributed on May 29, 2020 to stockholders of record on May 18, 2020. The Company distributed two newly issued shares of common stock to holders of record of each share of common stock to effect the stock split. All applicable share and per-share amounts in the consolidated financial statements and the notes to consolidated financial statements have been retroactively adjusted to reflect this stock split. The consolidated statement of stockholders' equity for the year ended December 31, 2019 has not been retroactively adjusted to reflect the stock split.

Use of Estimates

The consolidated financial statements of Edwards Lifesciences have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") which have been applied consistently in all material respects. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. In particular, the COVID-19 pandemic has adversely impacted, and may further adversely impact, nearly all aspects of the Company's business and markets, including its workforce and the operations of its customers, suppliers, and business partners. The full extent to which the pandemic will directly or indirectly impact the Company's business, results of operations, and financial condition, including sales, expenses, manufacturing, clinical trials, research and development costs, reserves and allowances, fair value measurements, asset impairment charges, contingent consideration obligations, and the effectiveness of the Company's hedging instruments, will depend on future developments that are highly uncertain and difficult to predict. These developments include, but are not limited to, the duration and spread of the outbreak (including new and more contagious variants of COVID-19), its severity, the actions to contain the virus or address its impact, the timing, distribution, public acceptance and efficacy of vaccines and other treatments, United States and foreign government actions to respond to the reduction in global economic activity, and how quickly and to what extent normal economic and operating conditions can resume.

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

The Company offers volume rebates to certain group purchasing organizations ("GPOs") and customers based upon targeted sales levels. Volume rebates offered to GPOs are recorded as a reduction to sales and an obligation to the GPOs, as the Company expects to pay in cash. Volume rebates offered to customers are recorded as a reduction to sales and either a reduction to accounts receivable if the Company expects a net payment from the customer, or as an obligation to the customer if the Company expects to pay in cash. The provision for volume rebates is estimated based upon customers' contracted rebate programs, projected sales levels, and historical experience of rebates paid. The Company periodically monitors its customer rebate programs to ensure that the allowance and liability for accrued rebates is fairly stated.

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

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company sells separately priced service contracts, which range from 12 to 36 months, to owners of its hemodynamic monitors. The Company invoices the customer the total amount of consideration at the inception of the contract and recognizes revenue ratably over the term of the contract. As of December 31, 2021 and 2020, $10.2 million and $6.3 million, respectively, of deferred revenue associated with outstanding service contracts was recorded in “Accrued and Other Liabilities” and "Other Long-term Liabilities." During 2021, the Company recognized as revenue $7.3 million that was included in the balance of deferred revenue as of December 31, 2020, and during 2020, the Company recognized as revenue $6.3 million that was included in the balance of deferred revenue as of December 31, 2019.

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

Shipping and Handling Costs

Shipping costs, which are costs incurred to physically move product from the Company's premises or third party distribution centers, including storage, to the customer's premises, are included in "Selling, General, and Administrative Expenses." Handling costs, which are costs incurred to store at the Company's premises, move, and prepare products for shipment, are included in "Cost of Sales." For the years ended December 31, 2021, 2020, and 2019, shipping costs of $85.3 million, $74.0 million, and $71.5 million, respectively, were included in "Selling, General, and Administrative Expenses."

Cash Equivalents

The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. These investments are valued at cost, which approximates fair value.

Investments

The Company invests its excess cash in debt securities, including time deposits, commercial paper, United States government and agency securities, asset-backed securities, corporate debt securities, and municipal debt securities. Investments with maturities of one year or less are classified as short-term, and investments with maturities greater than one year are classified as long-term. Investments that the Company has the ability and intent to hold until maturity are classified as held-to-maturity and carried at amortized cost. Investments in debt securities that are classified as available-for-sale are carried at fair value with unrealized gains and losses included in "Accumulated Other Comprehensive Loss." The Company determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such designation at each balance sheet date.

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

The Company allocates to inventory general and administrative costs that are related to the production process. These costs include insurance, manufacturing accounting and human resources personnel, and information technology. During the years ended December 31, 2021, 2020, and 2019, the Company allocated $77.9 million, $63.1 million, and $56.6 million, respectively, of general and administrative costs to inventory. General and administrative costs included in inventory at December 31, 2021 and 2020 were $33.7 million and $30.7 million, respectively.

At December 31, 2021 and 2020, $125.8 million and $130.0 million, respectively, of the Company's finished goods inventories were held on consignment.

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

Depreciation expense for property, plant, and equipment was $127.0 million, $101.8 million, and $84.7 million for the years ended December 31, 2021, 2020, and 2019, respectively.

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

Impairment of Goodwill and Long-lived Assets

Goodwill is reviewed for impairment annually in the fourth quarter of each fiscal year, or whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the Company performs a quantitative impairment test. The Company determined, after performing a qualitative review of each reporting unit, that it is more likely than not that the fair value of each of its reporting units substantially exceeds the respective carrying amounts. Accordingly, in 2021, 2020, and 2019, the Company did not record any goodwill impairment loss.

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

In 2021 and 2020, the Company did not record any impairment loss related to its in-process research and development assets. In 2019, the Company recorded a $40.6 million charge related to the impairment of certain in-process research and development assets. See Note 4 for further information.

Income Taxes

The Company is subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating the Company's uncertain tax positions and determining its provision for income taxes. The Company recognizes the financial statement benefit of a tax position only after determining that a position would more likely than not be sustained based upon its technical merit if challenged by the relevant taxing authority and taken by management to the court of last resort. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon settlement with the relevant tax authority. The Company recognizes interest and penalties related to income tax matters in income tax expense. The Company has made an accounting policy election to recognize the United States tax effects of global intangible low-taxed income as a component of income tax expense in the period the tax arises.

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

Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted-average common shares outstanding during the period. Diluted earnings per share is computed based on the weighted-average common shares outstanding plus the effect of dilutive potential common shares outstanding during the period calculated using the treasury stock method. Dilutive potential common shares include employee equity share options, nonvested shares, and similar equity instruments granted by the Company. Potential common share equivalents have been excluded where their inclusion would be anti-dilutive.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The table below presents the computation of basic and diluted earnings per share (in millions, except for per share information):

	Years Ended December 31,
	2021	2020	2019
Basic:
Net income	$1,503.1	$823.4	$1,046.9
Weighted-average shares outstanding	623.3	622.6	624.8
Basic earnings per share	$2.41	$1.32	$1.68
Diluted:
Net income	$1,503.1	$823.4	$1,046.9
Weighted-average shares outstanding	623.3	622.6	624.8
Dilutive effect of stock plans	7.9	9.3	11.9
Dilutive weighted-average shares outstanding	631.2	631.9	636.7
Diluted earnings per share	$2.38	$1.30	$1.64

Stock options, restricted stock units, and market-based restricted stock units to purchase approximately 1.8 million, 2.0 million, and 1.5 million shares were outstanding for the years ended December 31, 2021, 2020, and 2019, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

Stock-based Compensation

The Company measures and recognizes compensation expense for all stock-based awards based on estimated fair values. Stock-based awards consist of stock options, restricted stock units (service-based and market-based), and employee stock purchase subscriptions. Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period (vesting period) on a straight-line basis. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Upon exercise of stock options or vesting of restricted stock units, the Company issues common stock.

Total stock-based compensation expense was as follows (in millions):

	Years Ended December 31,
	2021	2020	2019
Cost of sales	$20.4	$17.2	$14.7
Selling, general, and administrative expenses	65.6	56.6	51.2
Research and development expenses	23.3	18.8	15.4
Total stock-based compensation expense	109.3	92.6	81.3
Income tax benefit	(18.9)	(15.4)	(14.8)
Total stock-based compensation expense, net of tax	$90.4	$77.2	$66.5

Upon a participant's retirement, all unvested stock options are immediately forfeited. In addition, upon retirement, a participant will immediately vest in 25% of service-based restricted stock units for each full year of employment with the Company measured from the grant date. All remaining unvested service-based restricted stock units are immediately forfeited. For market-based restricted stock units, upon retirement and in certain other specified cases, a participant will receive a pro-rated portion of the shares that would ultimately be issued based on attainment of the performance goals as determined on the vesting date. The pro-rated portion is based on the participant's whole months of service with the Company during the performance period prior to the date of termination.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivatives

The Company uses derivative financial instruments to manage its currency exchange rate risk and its interest rate risk. It is the Company's policy not to enter into derivative financial instruments for speculative purposes.

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

The Company uses foreign currency forward exchange contracts and cross currency swap contracts to manage its exposure to changes in currency exchange rates from (1) future cash flows associated with intercompany transactions and certain local currency expenses expected to occur within the next 13 months (designated as cash flow hedges), (2) its net investment in certain foreign subsidiaries (designated as net investment hedges) and (3) foreign currency denominated assets or liabilities (designated as fair value hedges). The Company also uses foreign currency forward exchange contracts that are not designated as hedging instruments to offset the transaction gains and losses associated with the revaluation of certain assets and liabilities denominated in currencies other than their functional currencies resulting principally from intercompany and local currency transactions.

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

New Accounting Standards Not Yet Adopted

In November 2021, the Financial Accounting Standards Board ("FASB") issued an amendment to the accounting guidance on government assistance. The guidance requires certain disclosures about transactions with a government that are accounted for by applying a grant or contribution model. The guidance is effective for annual periods beginning after December 15, 2021, and should be applied either prospectively or retrospectively. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial statements.

3.    INTELLECTUAL PROPERTY LITIGATION EXPENSES, NET

The Company incurred intellectual property litigation expenses, including settlements and external legal costs, of $20.6 million, $405.4 million and $33.4 million during 2021, 2020 and 2019, respectively.

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

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company will incur royalty expenses through May 2024 totaling an estimated $100 million. The Company made a one-time $100.0 million payment to Abbott in July 2020, and is making quarterly payments in subsequent years.

4. SPECIAL CHARGES

Impairment of Long-lived Assets

In December 2019, the Company recorded a charge of $40.6 million to fully impair certain in-process research and development assets. These assets were acquired as part of the acquisition of Valtech Cardio Ltd. ("Valtech") in 2017. The Company measured the amount of the impairment by calculating the amount by which the carrying values exceeded the estimated fair values, which was based on projected discounted future net cash flows. Based on market and clinical trial developments at the time of the impairment, the Company re-evaluated the clinical development plans for the technologies acquired from Valtech, which resulted in a reduction to the projected near-term discounted future net cash flows related to the acquired mitral and tricuspid technology. The impairment was recorded to the Company’s Rest of World segment.

Acquisition of Intellectual Property

In March 2019, the Company recorded a $24.0 million charge related to the acquisition of early-stage transcatheter intellectual property and associated clinical and regulatory experience.

5. OTHER CONSOLIDATED FINANCIAL STATEMENT DETAILS

Composition of Certain Financial Statement Captions

Components of selected captions in the consolidated balance sheets are as follows:

	As of December 31,
	2021	2020
	(in millions)
Inventories
Raw materials	$132.8	$136.7
Work in process	164.3	140.0
Finished products	429.6	525.6
	$726.7	$802.3
Property, plant, and equipment, net
Land	$116.5	$97.6
Buildings and leasehold improvements	1,010.1	881.5
Machinery and equipment	613.4	564.9
Equipment with customers	39.2	42.2
Software	88.2	94.2
Construction in progress	333.8	313.3
	2,201.2	1,993.7
Accumulated depreciation	(654.6)	(598.5)
	$1,546.6	$1,395.2
Accrued and other liabilities
Employee compensation and withholdings	$319.7	$236.7
Accrued rebates	77.0	67.2
Property, payroll, and other taxes	68.9	49.7
Research and development accruals	58.2	52.3

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. OTHER CONSOLIDATED FINANCIAL STATEMENT DETAILS (Continued)

	As of December 31,
	2021	2020
	(in millions)
Legal and insurance (Notes 3 and 18)	79.1	60.8
Taxes payable	30.6	18.6
Fair value of derivatives	3.9	39.3
Accrued marketing expenses	20.1	14.3
Accrued professional services	11.9	7.6
Accrued realignment reserves	19.1	14.5
Accrued relocation costs	26.2	21.0
Other accrued liabilities	87.6	88.2
	$802.3	$670.2

Supplemental Cash Flow Information
(in millions)

	Years Ended December 31,
	2021	2020	2019
Cash paid during the year for:
Interest	$20.2	$19.9	$19.9
Income taxes	$182.5	$197.9	$61.5
Amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$31.9	$29.7	$28.6
Non-cash investing and financing transactions:
Right-of-use assets obtained in exchange for new lease liabilities	$28.7	$39.7	$49.6
Capital expenditures accruals	$54.3	$80.4	$50.8
Conversion of notes receivable to equity investment	$21.5	$4.5	$—

Cash, Cash Equivalents, and Restricted Cash
(in millions)

	Years Ended December 31,
	2021	2020	2019
Cash and cash equivalents	$862.8	$1,183.2	$1,179.1
Restricted cash included in other current assets	1.5	16.6	1.6
Restricted cash included in other assets	3.1	0.4	3.7
Total cash, cash equivalents, and restricted cash	$867.4	$1,200.2	$1,184.4

Amounts included in restricted cash primarily represent funds placed in escrow related to litigation and real estate purchases. Restricted cash as of December 31, 2020 also included funds restricted for construction.

6. LEASES

The Company leases certain office space, manufacturing facilities, land, apartments, warehouses, vehicles, and equipment with remaining lease terms ranging from less than 1 year to 19 years, some of which include options to extend or terminate the leases.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. LEASES (Continued)

Operating lease costs for the years ended December 31, 2021, 2020, and 2019 were $29.7 million, $30.5 million, and $27.9 million, respectively. Short-term and variable lease costs were not material for the years ended December 31, 2021, 2020, and 2019.

Supplemental balance sheet information related to operating leases was as follows (in millions, except lease term and discount rate):

	As of December 31,
	2021	2020
Operating lease right-of-use assets	$92.1	$94.2

Operating lease liabilities, current portion	$25.5	$27.2
Operating lease liabilities, long-term portion	69.1	72.7
Total operating lease liabilities	$94.6	$99.9

Maturities of operating lease liabilities at December 31, 2021 were as follows (in millions):

2022	$27.5
2023	23.0
2024	13.6
2025	8.3
2026	7.5
Thereafter	24.6
Total lease payments	104.5
Less: imputed interest	(9.9)
Total lease liabilities	$94.6

The following table provides information on the lease terms and discount rates:

	Years Ended December 31,
	2021	2020
Weighted-average remaining lease term (in years)	6.2	6.6
Weighted-average discount rate	2.5%	2.7%

As of December 31, 2021, the Company had additional operating lease commitments of $2.5 million for office space that have not yet commenced.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INVESTMENTS

Debt Securities

Investments in debt securities at the end of each period were as follows (in millions):

	December 31, 2021				December 31, 2020
Held-to-maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Bank time deposits	$162.0	$—	$—	$162.0	$50.0	$—	$—	$50.0

Available-for-sale
Bank time deposits	$2.5	$—	$—	$2.5	$24.1	$—	$—	$24.1
Commercial paper	127.7	—	—	127.7	—	—	—	—
United States government and agency securities	147.4	0.6	(0.7)	147.3	147.0	2.2	—	149.2
Asset-backed securities	515.2	0.3	(2.9)	512.6	149.6	1.9	—	151.5
Corporate debt securities	1,397.1	2.0	(8.3)	1,390.8	600.8	7.5	—	608.3
Municipal securities	2.8	—	—	2.8	2.8	—	—	2.8
	$2,192.7	$2.9	$(11.9)	$2,183.7	$924.3	$11.6	$—	$935.9

The cost and fair value of investments in debt securities, by contractual maturity, as of December 31, 2021 were as follows:

	Held-to-Maturity		Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Due in 1 year or less	$162.0	$162.0	$441.3	$442.0
Due after 1 year through 5 years	—	—	1,196.7	1,189.6
Due after 5 years through 10 years	—	—	8.7	8.6
Instruments not due at a single maturity date (a)	—	—	546.0	543.5
	$162.0	$162.0	$2,192.7	$2,183.7
_______________________________________
(a)     Consists of mortgage- and asset-backed securities.

Actual maturities may differ from the contractual maturities due to call or prepayment rights.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. INVESTMENTS (Continued)

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2021, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	December 31, 2021
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
United States government and agency securities	$85.1	$(0.7)	$—	$—	$85.1	$(0.7)
Asset-backed securities	433.3	(2.9)	—	—	433.3	(2.9)
Corporate debt securities	1,114.1	(8.3)	—	—	1,114.1	(8.3)
	$1,632.5	$(11.9)	$—	$—	$1,632.5	$(11.9)

The unrealized losses were largely due to changes in interest rates and were considered temporary. There were no investments that were in an unrealized loss position as of December 31, 2020.

Investments in Unconsolidated Entities

The Company has a number of equity investments in unconsolidated entities. These investments are recorded in "Long-term Investments" on the consolidated balance sheets, and are as follows:

	December 31,
	2021	2020
	(in millions)
Equity method investments
Carrying value of equity method investments	$8.4	$5.7
Equity securities
Carrying value of non-marketable equity securities	84.1	29.4
Total investments in unconsolidated entities	$92.5	$35.1

Non-marketable equity securities consist of investments in privately held companies without readily determinable fair values, and are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. The Company recorded an upward adjustment of $4.2 million based on observable price changes during 2021, and an upward adjustment of $1.8 million based on observable price changes and a downward adjustment of $0.7 million due to an impairment during 2020. As of December 31, 2021, the Company had recorded cumulative upward adjustments of $8.0 million based on observable price changes, and cumulative downward adjustments of $2.6 million due to impairment and observable price changes.

In April 2021, the Company recorded $35.9 million related to its investment in a privately-held medical device company (the "Investee"), including an initial cash investment in the Investee's preferred equity securities and other consideration. Also, in April 2021, the Company paid $5.7 million, included in "Other Assets," for an exclusive contingent option to acquire the Investee. Per the agreement, the Company may be required to invest up to an additional $9.9 million in the Investee's preferred equity securities and up to an additional $21.8 million for the option to acquire the Investee, depending on the achievement of certain milestones, of which the Company invested $10.8 million in the fourth quarter of 2021 upon achievement of the first milestone. The Company also agreed to loan the Investee up to $45 million under a secured promissory note. As of December 31, 2021, there had been no borrowings under this secured promissory note.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. INVESTMENTS (Continued)

The Investee is a VIE; however, Edwards has determined that it is not the primary beneficiary of the VIE since Edwards does not have the power to direct the activities of the Investee that most significantly impact the Investee's economic performance. Edwards accounts for this investment as a non-marketable equity security under the measurement alternative.

During 2021, 2020, and 2019, the gross realized gains or losses from sales of available-for-sale investments were not material.

8.    ACQUISITIONS

CAS Medical Systems, Inc.

On February 11, 2019, the Company entered into an agreement and plan of merger to acquire all the outstanding shares of CAS Medical Systems, Inc. ("CASMED") for an aggregate cash purchase price of $2.45 per share of common stock, or an equity value of approximately $100 million. The transaction closed on April 18, 2019, and the cash purchase price, net of cash acquired, was $100.2 million.

The results of operations for CASMED have been included in the accompanying consolidated financial statements from the date of acquisition. Pro forma results have not been presented as the results of CASMED are not material in relation to the consolidated financial statements of Edwards Lifesciences.

In-process Research and Development Assets

The Company acquired Harpoon Medical, Inc ("Harpoon") on December 1, 2017 and CardiAQ Valve Technologies, Inc. ("CardiAQ") on July 3, 2015. In-process research and development assets acquired as part of these transactions were capitalized at fair value, which was determined using the income approach. This approach determines fair value based on cash flow projections which are discounted to present value using a risk-adjusted rate of return. Completion of successful design developments, bench testing, pre-clinical studies and human clinical studies are required prior to selling any product. The risks and uncertainties associated with completing development within a reasonable period of time include those related to the design, development, and manufacturability of the product, the success of pre-clinical and clinical studies, and the timing of regulatory approvals.

The valuation for Harpoon assumed $41.4 million of additional research and development expenditures would be incurred prior to the date of product introduction. In the valuation, net cash inflows were modeled to commence in Europe in 2018, and in the United States and Japan in 2022. The Company does not currently anticipate significant changes to forecasted research and development expenditures, and net cash inflows commenced in Europe in 2020 and are now expected to commence in the United States and Japan in 2023.

The valuation for CardiAQ assumed $97.7 million of additional research and development expenditures would be incurred prior to the date of product introduction and that net cash inflows would commence in late 2018. As a result of certain design enhancements to increase the product's commercial life and applicability to a broader group of patients, the Company has incurred incremental research and development expenditures; however, the Company expects an increase in the net cash inflows, commencing in 2023.

Upon completion of development, the underlying research and development intangible assets will be amortized over their estimated useful lives.

Certain of the Company's business acquisitions involve contingent consideration arrangements. Payment of additional consideration in the future may be required, contingent upon the acquired business reaching certain performance milestones, such as attaining specified revenue levels or obtaining regulatory approvals. See Note 11 for further information.

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

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9.    GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

The changes in the carrying amount of goodwill, by segment, during the years ended December 31, 2021 and 2020 were as follows:

	United States	Europe	Rest of World	Total
	(in millions)
Goodwill at December 31, 2019	$773.7	$62.8	$331.2	$1,167.7
Currency translation adjustment	—	5.5	—	5.5
Goodwill at December 31, 2020	773.7	68.3	331.2	1,173.2
Currency translation adjustment	—	(5.3)	—	(5.3)
Goodwill at December 31, 2021	$773.7	$63.0	$331.2	$1,167.9

Other intangible assets consist of the following (in millions):

		December 31,
	Weighted-Average Useful Life (in years)	2021			2020
		Cost	Accumulated Amortization	Net Carrying Value	Cost	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets
Patents	7.4	$185.7	$(184.2)	$1.5	$186.1	$(183.6)	$2.5
Developed technology	13.1	153.9	(55.5)	98.4	155.2	(51.0)	104.2
Other	10.0	12.4	(6.8)	5.6	12.6	(6.0)	6.6
	12.6	352.0	(246.5)	105.5	353.9	(240.6)	113.3
Indefinite-lived intangible assets
In-process research and development		218.1	—	218.1	218.1	—	218.1
		$570.1	$(246.5)	$323.6	$572.0	$(240.6)	$331.4

Amortization expense related to other intangible assets for the years ended December 31, 2021, 2020, and 2019 was $7.7 million, $5.4 million, and $4.6 million, respectively. Estimated amortization expense for each of the years ending December 31 is as follows (in millions):

2022	$6.8
2023	8.4
2024	8.4
2025	10.2
2026	15.9

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

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10.    DEBT AND CREDIT FACILITIES (Continued)

The following is a summary of the Notes as of December 31, 2021 and 2020:

	December 31,
	2021		2020
	Amount	Effective Interest Rate	Amount	Effective Interest Rate
	(in millions)		(in millions)
Fixed-rate 4.300% 2018 Notes	$600.0	4.329%	$600.0	4.329%
Unamortized discount	(1.0)		(1.1)
Unamortized debt issuance costs	(3.3)		(3.9)
Total carrying amount	$595.7		$595.0

As of December 31, 2021 and 2020, the fair value of the Notes was $675.4 million and $711.2 million, respectively, based on observable market prices in less active markets and categorized as Level 2 (Note 11). The debt issuance costs, as well as the discount, are being amortized to interest expense over the term of the Notes.

The Company has a Five-Year Credit Agreement ("the Credit Agreement") which matures on April 28, 2023. The Credit Agreement provides up to an aggregate of $750.0 million in borrowings in multiple currencies. The Company may increase the amount available under the Credit Agreement, subject to agreement of the lenders, by up to an additional $250.0 million in the aggregate. Borrowings generally bear interest at the London interbank offered rate ("LIBOR"), or a comparable or successor rate, plus a spread ranging from 0.9% to 1.3%, depending on the leverage ratio, as defined in the Credit Agreement. The Company also pays a facility fee ranging from 0.1% to 0.2%, depending on the leverage ratio, on the entire credit commitment available, whether drawn or not. The facility fee is expensed as incurred. During 2021, the spread over LIBOR was 0.9% and the facility fee was 0.1%. Issuance costs of $2.4 million are being amortized to interest expense over the term of the Credit Agreement. As of December 31, 2021 and 2020, there were no borrowings outstanding under the Credit Agreement. Amounts outstanding under the Credit Agreement, if any from time to time, are classified as long-term obligations in accordance with the terms of the Credit Agreement. The Credit Agreement is unsecured and contains various financial and other covenants, including a maximum leverage ratio, as defined in the Credit Agreement. The Company was in compliance with all covenants at December 31, 2021.

The weighted-average interest rate under all debt obligations was 3.4% and 3.5% at December 31, 2021 and 2020, respectively.

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

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11.    FAIR VALUE MEASUREMENTS (Continued)
Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company's financial instruments which are measured at fair value on a recurring basis as of December 31, 2021 and 2020 (in millions):

December 31, 2021	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$15.2	$30.7	$—	$45.9
Available-for-sale investments:
Bank time deposits	—	2.5	—	2.5
Corporate debt securities	—	1,390.8	—	1,390.8
Asset-backed securities	—	512.6	—	512.6
United States government and agency securities	28.4	118.9	—	147.3
Commercial paper	—	127.7	—	127.7
Municipal securities	—	2.8	—	2.8
Investments held for deferred compensation plans	130.7	—	—	130.7
Derivatives	—	55.3	—	55.3
	$174.3	$2,241.3	$—	$2,415.6
Liabilities
Derivatives	$—	$3.9	$—	$3.9
Deferred compensation plans	130.9	—	—	130.9
Contingent consideration liabilities	—	—	62.0	62.0
Other liability	—	—	14.0	14.0
	$130.9	$3.9	$76.0	$210.8

December 31, 2020
Assets
Cash equivalents	$16.2	$—	$—	$16.2
Available-for-sale investments:
Bank time deposits	—	24.1	—	24.1
Corporate debt securities	—	608.3	—	608.3
Asset-backed securities	—	151.5	—	151.5
United States government and agency securities	56.9	92.2	—	149.1
Municipal securities	—	2.8	—	2.8
Investments held for deferred compensation plans	111.2	—	—	111.2
Derivatives	—	8.1	—	8.1
	$184.3	$887.0	$—	$1,071.3
Liabilities
Derivatives	$—	$39.3	$—	$39.3
Deferred compensation plans	111.6	—	—	111.6
Contingent consideration liabilities	—	—	186.1	186.1
	$111.6	$39.3	$186.1	$337.0

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11.    FAIR VALUE MEASUREMENTS (Continued)
The following table summarizes the changes in fair value of the contingent consideration obligation for the years ended December 31, 2021 and 2020 (in millions):

	Contingent Consideration	Other Liability	Total
Fair value, December 31, 2019	$172.5	$—	$172.5
Changes in fair value	13.6	—	13.6
Fair value, December 31, 2020	$186.1	$—	$186.1
Additions	—	14.0	14.0
Changes in fair value	(124.1)	—	(124.1)
Fair value, December 31, 2021	$62.0	$14.0	$76.0

The change in fair value of the contingent consideration liabilities in 2021 was primarily driven by a $123.2 million reduction to the liability due to changes in the projected probabilities and timing of milestone achievements and the projected timing of cash inflows. The change in fair value of the contingent consideration liabilities in 2020 was primarily driven by the accretion of interest due to the passage of time and adjustments to discount rates, partially offset by a $12.7 million reduction to the liability due to changes in the projected probabilities and timing of milestone achievements and the projected timing of cash inflows.

Cash Equivalents and Available-for-sale Investments

The Company estimates the fair values of its money market funds based on quoted prices in active markets for identical assets. The Company estimates the fair values of its time deposits, commercial paper, United States and foreign government and agency securities, municipal securities, asset-backed securities, and corporate debt securities by taking into consideration valuations obtained from third-party pricing services. The pricing services use industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades and broker-dealer quotes on the same or similar securities, benchmark yields, credit spreads, prepayment and default projections based on historical data, and other observable inputs. The Company independently reviews and validates the pricing received from the third-party pricing service by comparing the prices to prices reported by a secondary pricing source. The Company’s validation procedures have not resulted in an adjustment to the pricing received from the pricing service.

Deferred Compensation Plans

The Company holds investments in trading securities related to its deferred compensation plans. The investments are in a variety of stock, bond, and money market mutual funds. The fair values of these investments and the corresponding liabilities are based on quoted market prices.

Derivative Instruments

The Company uses derivative financial instruments in the form of foreign currency forward exchange contracts and cross currency swap contracts to manage foreign currency exposures. All derivatives contracts are recognized on the balance sheet at their fair value. The fair value of the derivative financial instruments was estimated based on quoted market foreign exchange rates, cross currency swap basis rates, and market discount rates. Judgment was employed in interpreting market data to develop estimates of fair value; accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.

Contingent Consideration Liabilities

Certain of the Company's acquisitions involve contingent consideration arrangements. Payment of additional consideration is contingent upon the acquired company reaching certain performance milestones, such as attaining specified

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11.    FAIR VALUE MEASUREMENTS (Continued)
sales levels or obtaining regulatory approvals. These contingent consideration liabilities are measured at estimated fair value using either a probability weighted discounted cash flow analysis or a Monte Carlo simulation model, both of which consider significant unobservable inputs. These inputs include (1) the discount rate used to present value the projected cash flows (ranging from 0.06% to 9.26%; weighted average of 4.1%), (2) the probability of milestone achievement (ranging from 0% to 93.7%; weighted average of 59.2%), (3) the projected payment dates (ranging from 2026 to 2027; weighted average of 2026), and (4) the volatility of future sales (40.0%). The weighted average of each of the above inputs was determined based on the relative fair value of each obligation. The use of different assumptions could have a material effect on the estimated fair value amounts.

12.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses derivative financial instruments to manage its currency exchange rate risk and its interest rate risk as summarized below. Notional amounts are stated in United States dollar equivalents at spot exchange rates at the respective dates. The Company does not enter into these arrangements for trading or speculation purposes.

	Notional Amount
	December 31, 2021	December 31, 2020
	(in millions)
Foreign currency forward exchange contracts	$1,498.8	$1,525.5
Cross currency swap contracts	300.0	300.0

The following table presents the location and fair value amounts of derivative instruments reported in the consolidated balance sheets (in millions):

		Fair Value
	Balance Sheet Location	December 31, 2021	December 31, 2020
Derivatives designated as hedging instruments
Assets
Foreign currency contracts	Other current assets	$36.2	$7.3
Cross currency swap contracts	Other assets	$19.1	$0.8
Liabilities
Foreign currency contracts	Accrued and other liabilities	$3.9	$39.3

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)
The following table presents the effect of master-netting agreements and rights of offset on the consolidated balance sheets (in millions):

				Gross Amounts Not Offset in the Consolidated Balance Sheet
		Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet
December 31, 2021	Gross Amounts			Financial Instruments	Cash Collateral Received	Net Amount
Derivative Assets
Foreign currency contracts	$36.2	$—	$36.2	$(2.8)	$—	$33.4
Cross currency swap contracts	$19.1	$—	$19.1	$—	$—	$19.1
Derivative Liabilities
Foreign currency contracts	$3.9	$—	$3.9	$(2.8)	$—	$1.1
December 31, 2020
Derivative Assets
Foreign currency contracts	$7.3	$—	$7.3	$(6.1)	$—	$1.2
Cross currency swap contracts	$0.8	$—	$0.8	$—	$—	$0.8
Derivative Liabilities
Foreign currency contracts	$39.3	$—	$39.3	(6.1)	$—	$33.2

The following tables present the effect of derivative and non-derivative hedging instruments on the consolidated statements of operations and consolidated statements of comprehensive income:

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income

	2021	2020		2021	2020
	(in millions)			(in millions)
Cash flow hedges
Foreign currency contracts	$56.7	$(33.7)	Cost of sales	$(23.0)	$18.4
			Selling, general, and administrative expenses	$(0.6)	$2.2

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	2021	2020		2021	2020
	(in millions)			(in millions)
Net investment hedges
Cross currency swap contracts	$18.4	$(12.6)	Interest expense	$6.4	$6.4

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

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

		Amount of Gain or (Loss) Recognized in Income on Derivative
	Location of Gain or (Loss) Recognized in Income on Derivative
		2021	2020	2019
		(in millions)
Fair value hedges
Foreign currency contracts	Other income, net	$11.6	$(1.4)	$1.4

		Amount of Gain or (Loss) Recognized in Income on Derivative
	Location of Gain or (Loss) Recognized in Income on Derivative
		2021	2020	2019
		(in millions)
Derivatives not designated as hedging instruments
Foreign currency contracts	Other income, net	$27.4	$(15.1)	$0.3

The following table presents the effect of fair value and cash flow hedge accounting on the consolidated statements of operations:

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Twelve Months Ended December 31, 2021
	Cost of sales	Selling, general, and administrative expenses	Other Income, net

Total amounts of income and expense line items shown in the consolidated statements of operations in which the effects of fair value or cash flow hedges are recorded	$(1,248.9)	$(1,493.7)	$12.7
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships:
Foreign currency contracts:
Hedged items	—	—	(9.0)
Derivatives designated as hedging instruments	—	—	9.0
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach	—	—	2.6
Gain (loss) on cash flow hedging relationships:
Foreign currency contracts:
Amount of gain (loss) reclassified from accumulated OCI into income	(23.0)	(0.6)	—

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
The Company expects that during 2022 it will reclassify to earnings a $7.8 million gain currently recorded in "Accumulated Other Comprehensive Loss." For the years ended December 31, 2021, 2020, and 2019, the Company did not record any gains or losses due to hedge ineffectiveness.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.    EMPLOYEE BENEFIT PLANS

Defined Benefit Plans

The Company maintains defined benefit pension plans in Japan and certain European countries.

	Years Ended December 31,
	2021	2020
	(in millions)
Change in projected benefit obligation:
Beginning of year	$126.2	$105.2
Service cost	6.5	6.3
Interest cost	0.4	0.5
Participant contributions	1.5	1.5
Actuarial loss	(6.1)	2.9
Benefits paid	(2.5)	(0.6)
Plan amendment	(0.5)	—
Currency exchange rate changes and other	(7.6)	10.4
End of year	$117.9	$126.2
Change in fair value of plan assets:
Beginning of year	$73.3	$63.2
Actual return on plan assets	5.8	0.4
Employer contributions	3.1	2.8
Participant contributions	1.5	1.5
Benefits paid	(2.5)	(0.6)
Currency exchange rate changes and other	(4.3)	6.0
End of year	$76.9	$73.3
Funded Status
Projected benefit obligation	$(117.9)	$(126.2)
Plan assets at fair value	76.9	73.3
Underfunded status	$(41.0)	$(52.9)
Net amounts recognized on the consolidated balance sheet:
Other long-term liabilities	$41.0	$52.9
Accumulated other comprehensive loss, net of tax:
Net actuarial loss	$(16.4)	$(30.8)
Net prior service cost	6.0	6.6
Deferred income tax benefit	2.4	4.6
Total	$(8.0)	$(19.6)

The accumulated benefit obligation ("ABO") for all defined benefit pension plans was $113.3 million and $120.9 million as of December 31, 2021 and 2020, respectively. The projected benefit obligation and ABO were in excess of plan assets for all pension plans as of December 31, 2021 and 2020.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13.    EMPLOYEE BENEFIT PLANS (Continued)
The components of net periodic pension benefit cost are as follows (in millions):

	Years Ended December 31,
	2021	2020	2019
Service cost, net	$6.5	$6.3	$5.2
Interest cost	0.4	0.5	0.9
Expected return on plan assets	(1.1)	(1.0)	(1.4)
Amortization of actuarial loss	1.7	1.6	0.9
Amortization of prior service credit	(0.7)	(0.7)	(0.2)
Net periodic pension benefit cost	$6.8	$6.7	$5.4

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

The weighted-average assumptions used to determine the benefit obligations are as follows:

	December 31,
	2021	2020
Discount rate	0.5%	0.3%
Rate of compensation increase	2.6%	2.6%
Cash balance interest crediting rate	2.5%	2.5%
Social securities increase	1.6%	1.6%
Pension increase	1.8%	1.8%

The weighted-average assumptions used to determine the net periodic pension benefit cost are as follows:

	Years ended December 31,
	2021	2020	2019
Discount rate	0.3%	0.5%	0.9%
Expected return on plan assets	1.5%	1.5%	2.3%
Rate of compensation increase	2.6%	2.7%	2.8%
Cash balance interest crediting rate	2.5%	1.5%	1.5%
Social securities increase	1.6%	1.6%	1.8%
Pension increase	1.8%	1.8%	1.8%

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

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13.    EMPLOYEE BENEFIT PLANS (Continued)
The Administrative and Investment Committee decides on the defined benefit plan provider in each location and that provider decides the target allocation for the Company's defined benefit plan at that location. The target asset allocation selected reflects a risk/return profile the Company feels is appropriate relative to the plans' liability structure and return goals. In certain plans, asset allocations may be governed by local requirements. Target weighted-average asset allocations at December 31, 2021, by asset category, are as follows:

Equity securities	28.3%
Debt securities	41.7%
Real estate	9.8%
Other	20.2%
Total	100.0%

The fair values of the Company's defined benefit plan assets at December 31, 2021 and 2020, by asset category, are as follows (in millions):

December 31, 2021	Level 1	Level 2	Level 3	Total
Asset Category
Cash	$5.4	$—	$—	$5.4
Equity securities:
United States equities	1.6	—	—	1.6
International equities	16.3	—	—	16.3
Debt securities:
United States government bonds	6.2	—	—	6.2
International government bonds	26.3	—	—	26.3
Real estate	—	7.6	—	7.6
Mortgages	—	3.5	—	3.5
Insurance contracts	—	—	0.9	0.9
Total plan assets measured at fair value	$55.8	$11.1	$0.9	$67.8
Alternative investments measured at net asset value (a)				9.1
Total plan assets				$76.9

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13.    EMPLOYEE BENEFIT PLANS (Continued)

December 31, 2020	Level 1	Level 2	Level 3	Total
Asset Category
Cash	$3.0	$—	$—	$3.0
Equity securities:
United States equities	3.3	—	—	3.3
International equities	16.1	—	—	16.1
Debt securities:
United States government bonds	7.4	—	—	7.4
International government bonds	26.0	—	—	26.0
Real estate	—	5.6	—	5.6
Mortgages	—	3.1	—	3.1
Insurance contracts	—	—	1.0	1.0
Total plan assets	$55.8	$8.7	$1.0	$65.5
Alternative investments measured at net asset value (a)				7.8
Total plan assets				$73.3
_______________________________________
(a)     Certain investments that were measured at net asset value per share have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the total plan assets.

The following table summarizes the changes in fair value of the Company's defined benefit plan assets that have been classified as Level 3 for the years ended December 31, 2021 and 2020 (in millions):

Insurance Contracts
Balance at December 31, 2019	$0.9
Currency exchange rate impact	0.1
Balance at December 31, 2020	1.0
Currency exchange rate impact	(0.1)
Balance at December 31, 2021	$0.9

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

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13.    EMPLOYEE BENEFIT PLANS (Continued)
The following benefit payments, which reflect expected future service, as appropriate, at December 31, 2021, are expected to be paid (in millions):

2022	$5.4
2023	6.7
2024	5.6
2025	5.2
2026	6.1
2024-2026	36.1

As of December 31, 2021, expected employer contributions for 2022 are $2.2 million.

Defined Contribution Plans

The Company's employees in the United States and Puerto Rico are eligible to participate in a qualified defined contribution plan. In the United States, participants may contribute up to 25% of their eligible compensation (subject to tax code limitation) to the plan. Edwards Lifesciences matches the first 4% of the participant's annual eligible compensation contributed to the plan on a dollar-for-dollar basis. Edwards Lifesciences matches the next 2% of the participant's annual eligible compensation to the plan on a 50% basis. In Puerto Rico, participants may contribute up to 25% of their annual compensation (subject to tax code limitation) to the plan. Edwards Lifesciences matches the first 4% of participant's annual eligible compensation contributed to the plan on a 50% basis. The Company also provides a 2% profit sharing contribution calculated on eligible earnings for each employee. Matching contributions relating to Edwards Lifesciences employees were $38.6 million, $36.6 million, and $31.4 million in 2021, 2020, and 2019, respectively.

The Company also has nonqualified deferred compensation plans for a select group of employees. The plans provide eligible participants the opportunity to defer eligible compensation to future dates specified by the participant with a return based on investment alternatives selected by the participant. The amount accrued under these nonqualified plans was $130.9 million and $111.6 million at December 31, 2021 and 2020, respectively.

14.    COMMON STOCK

Treasury Stock

In May 2019, the Board of Directors approved a stock repurchase program authorizing the Company to purchase up to $1.0 billion of the Company's common stock. In May 2021, the Board of Directors approved a new stock repurchase program for an additional $1.0 billion of the Company's common stock. The repurchase programs do not have an expiration date. Stock repurchased under these programs may be used to offset obligations under the Company's employee stock-based benefit programs and stock-based business acquisitions, and will reduce the total shares outstanding.

During 2021, 2020, and 2019, the Company repurchased 5.8 million, 3.1 million, and 1.5 million shares, respectively, at an aggregate cost of $512.8 million, $625.4 million, and $263.3 million, respectively, including shares purchased under the accelerated share repurchase ("ASR") agreements described below and shares acquired to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees. The timing and size of any future stock repurchases are subject to a variety of factors, including expected dilution from stock plans, cash capacity, and the market price of the Company's common stock.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14.    COMMON STOCK (Continued)
Accelerated Share Repurchase

During 2021 and 2019, the Company entered into ASR agreements providing for the repurchase of the Company's common stock based on the volume-weighted average price ("VWAP") of the Company's common stock during the term of the agreements, less a discount. The following table summarizes the terms of the ASR agreements (dollars and shares in millions, except per share data):

		Initial Delivery			Final Settlement
Agreement Date	Amount Paid	Shares Received	Price per Share (a)	Value of Shares as % of Contract Value	Settlement Date	Total Shares Received	Average Price per Share (a)
May 2019	$150.0	0.7	$178.66	80%	May 2019	0.8	$178.42
May 2019	$100.0	0.5	$170.02	80%	June 2019	0.6	$178.46
February 2021	$250.0	2.4	$83.86	80%	March 2021	3.0	$84.51
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

Employee and Director Stock Plans

The Edwards Lifesciences Corporation Long-term Stock Incentive Compensation Program (the "Program") provides for the grant of incentive and non-qualified stock options, restricted stock, and restricted stock units for eligible employees of the Company. Under the Program, these grants are awarded at a price equal to the fair market value at the date of grant based upon the closing price on that date. Options to purchase shares of the Company's common stock granted under the Program generally vest over predetermined periods of between three to four years and expire seven years after the date of grant. Service-based restricted stock units of the Company's common stock granted under the Program generally vest over predetermined periods, typically four years after the date of grant. Market-based restricted stock units of the Company's common stock granted under the Program vest over three years based on a combination of certain service and market conditions. The actual number of shares issued will be determined based on the Company's total stockholder return relative to a selected industry peer group. Under the Program, the number of shares of common stock authorized for issuance under the Program was 327.6 million shares. No more than 33.6 million shares reserved for issuance may be granted in the form of restricted stock or restricted stock units.

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

The Company has an employee stock purchase plan for United States employees and a plan for employees outside of the United States (collectively "ESPP"). Under the ESPP, eligible employees may purchase shares of the Company's common stock at 85% of the lower of the fair market value of Edwards Lifesciences common stock on the effective date of subscription or the date of purchase. Under the ESPP, employees can authorize the Company to withhold up to 15% of their compensation for common stock purchases, subject to certain limitations. The ESPP is available to all active employees of the Company paid from the United States payroll and to eligible employees of the Company outside of the United States, to the extent permitted

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14.    COMMON STOCK (Continued)
by local law. The ESPP for United States employees is qualified under Section 423 of the Internal Revenue Code. The number of shares of common stock authorized for issuance under the ESPP was 50.4 million shares.

The fair value of each option award and employee stock purchase subscription is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following tables. The risk-free interest rate is estimated using the United States Treasury yield curve and is based on the expected term of the award. Expected volatility is estimated based on a blend of the weighted-average of the historical volatility of Edwards Lifesciences' stock and the implied volatility from traded options on Edwards Lifesciences' stock. The expected term of awards granted is estimated from the vesting period of the award, as well as historical exercise behavior, and represents the period of time that awards granted are expected to be outstanding. The Company uses historical data to estimate forfeitures and has estimated an annual forfeiture rate of 6.4%.

The Black-Scholes option pricing model was used with the following weighted-average assumptions for options granted during the following periods:

Option Awards

	2021	2020	2019
Average risk-free interest rate	0.8%	0.3%	2.3%
Expected dividend yield	None	None	None
Expected volatility	34%	33%	30%
Expected life (years)	5.0	5.0	5.1
Fair value, per share	$28.90	$21.70	$18.17

The Black-Scholes option pricing model was used with the following weighted-average assumptions for ESPP subscriptions granted during the following periods:

ESPP

	2021	2020	2019
Average risk-free interest rate	0.1%	1.3%	2.4%
Expected dividend yield	None	None	None
Expected volatility	37%	33%	27%
Expected life (years)	0.6	0.6	0.6
Fair value, per share	$23.07	$16.61	$16.43

The fair value of market-based restricted stock units was determined using a Monte Carlo simulation model, which uses multiple input variables to determine the probability of satisfying the market condition requirements. The weighted-average assumptions used to determine the fair value of the market-based restricted stock units during the years ended December 31, 2021, 2020, and 2019 included a risk-free interest rate of 0.4%, 0.2%, and 2.2%, respectively, and an expected volatility rate of 34.4%, 32.7%, and 29.4%, respectively.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14.    COMMON STOCK (Continued)
Stock option activity during the year ended December 31, 2021 under the Program and the Nonemployee Directors Program was as follows (in millions, except years and per-share amounts):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	14.3	$41.27
Options granted	1.6	94.04
Options exercised	(3.4)	23.84
Options forfeited	(0.2)	67.89
Outstanding as of December 31, 2021	12.3	52.84	3.5 years	$943.1
Exercisable as of December 31, 2021	8.2	41.84	2.6 years	$719.7
Vested and expected to vest as of December 31, 2021	11.7	51.74	3.4 years	$911.4

The following table summarizes nonvested restricted stock unit activity during the year ended December 31, 2021 under the Program and the Nonemployee Directors Program (in millions, except per-share amounts):

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested as of December 31, 2020	2.6	$57.59
Granted (a)	0.8	92.95
Vested	(1.0)	48.82
Forfeited	(0.1)	66.54
Nonvested as of December 31, 2021	2.3	73.94
_______________________________________________________________________________
(a)    The shares granted include 0.1 million shares of market-based restricted stock units granted during 2021, which represents the target number of shares to be issued, and 0.1 million shares related to a previous year's grant of market-based restricted stock units since the payout percentage achieved at the end of the performance period was in excess of target. As described above, the actual number of shares ultimately issued is determined based on the Company's total stockholder return relative to a selected industry peer group.

The intrinsic value of stock options exercised and restricted stock units vested during the years ended December 31, 2021, 2020, and 2019 were $359.8 million, $323.5 million, and $382.1 million, respectively. The intrinsic value of stock options is calculated as the amount by which the market price of the Company's common stock exceeds the exercise price of the option. During the years ended December 31, 2021, 2020, and 2019, the Company received cash from exercises of stock options of $82.2 million, $79.2 million, and $110.4 million, respectively, and tax benefits from exercises of stock options and vesting of restricted stock units of $76.5 million, $72.1 million, and $85.1 million, respectively. The total grant-date fair value of stock options vested during the years ended December 31, 2021, 2020, and 2019 were $36.2 million, $34.0 million, and $31.2 million, respectively.

As of December 31, 2021, the total remaining unrecognized compensation expense related to nonvested stock options, restricted stock units, and employee stock purchase subscriptions amounted to $162.3 million, which will be amortized over the weighted-average remaining requisite service period of 30 months.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.    ACCUMULATED OTHER COMPREHENSIVE LOSS

Presented below is a summary of activity for each component of "Accumulated Other Comprehensive Loss" for the years ended December 31, 2021, 2020, and 2019.

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Hedges	Unrealized (Loss) Gain on Available-for-sale Investments	Unrealized Pension Costs (a)	Total Accumulated Other Comprehensive Loss
	(in millions)
December 31, 2018	$(143.6)	$23.6	$(5.0)	$(13.5)	$(138.5)
Other comprehensive (loss) income before reclassifications	(1.5)	27.9	7.9	(3.2)	31.1
Amounts reclassified from accumulated other comprehensive loss	(6.6)	(44.2)	0.4	0.7	(49.7)
Deferred income tax (expense) benefit	(3.1)	5.2	(1.6)	0.6	1.1
December 31, 2019	(154.8)	12.5	1.7	(15.4)	(156.0)
Other comprehensive income (loss) before reclassifications	35.7	(34.8)	8.0	(5.5)	3.4
Amounts reclassified from accumulated other comprehensive loss	(6.4)	(19.2)	0.3	0.9	(24.4)
Deferred income tax benefit (expense)	3.1	13.8	(1.4)	0.4	15.9
December 31, 2020	(122.4)	(27.7)	8.6	(19.6)	(161.1)
Other comprehensive (loss) income before reclassifications	(39.2)	66.3	(29.2)	12.8	10.7
Amounts reclassified from accumulated other comprehensive loss	(6.4)	12.0	8.6	1.0	15.2
Deferred income tax (expense) benefit	(4.5)	(20.9)	5.1	(2.2)	(22.5)
December 31, 2021	$(172.5)	$29.7	$(6.9)	$(8.0)	$(157.7)
_______________________________________________________________________________

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15.    ACCUMULATED OTHER COMPREHENSIVE LOSS (Continued)

(a)For the years ended December 31, 2021, 2020, and 2019, the change in unrealized pension costs consisted of the following (in millions):

	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
2021
Prior service credit arising during period	$0.1	$—	$0.1
Amortization of prior service credit	(0.7)	0.1	(0.6)
Net prior service cost arising during period	(0.6)	0.1	(0.5)
Net actuarial loss arising during period	14.4	(2.3)	12.1
Unrealized pension costs, net	$13.8	$(2.2)	$11.6
2020
Prior service credit arising during period	$0.6	$(0.2)	$0.4
Amortization of prior service credit	(0.7)	0.1	(0.6)
Net prior service cost arising during period	(0.1)	(0.1)	(0.2)
Net actuarial loss arising during period	(4.5)	0.5	(4.0)
Unrealized pension costs, net	$(4.6)	$0.4	$(4.2)
2019
Prior service credit arising during period	$4.6	$(0.6)	$4.0
Amortization of prior service credit	(0.2)	0.1	(0.1)
Net prior service credit arising during period	4.4	(0.5)	3.9
Net actuarial loss arising during period	(6.9)	1.1	(5.8)
Unrealized pension costs, net	$(2.5)	$0.6	$(1.9)

The following table provides information about amounts reclassified from "Accumulated Other Comprehensive Loss" (in millions):

	Years Ended December 31,
Details about Accumulated Other Comprehensive Loss Components	2021	2020	Affected Line on Consolidated Statements of Operations
Foreign currency translation adjustments	$6.4	$6.4	Other income, net
	(1.6)	(1.6)	Provision for income taxes
	$4.8	$4.8	Net of tax
Gain (loss) on hedges	$(23.0)	$18.4	Cost of sales
	(0.6)	2.2	Selling, general, and administrative expenses
	11.6	(1.4)	Other income, net
	(12.0)	19.2	Total before tax
	4.6	(5.0)	Provision for income taxes
	$(7.4)	$14.2	Net of tax
(Loss) gain on available-for-sale investments	$(8.6)	$(0.3)	Other income, net
	2.1	(0.6)	Provision for income taxes
	$(6.5)	$(0.9)	Net of tax
Amortization of pension adjustments	$(1.0)	$(0.9)	Other income, net
	0.1	0.2	Provision for income taxes
	$(0.9)	$(0.7)	Net of tax

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.    OTHER INCOME, NET

	Years Ended December 31,
	2021	2020	2019
	(in millions)
Foreign exchange gains, net	$(5.0)	$(12.3)	$(5.9)
Gain on investments	(5.8)	(0.6)	(0.5)
Non-service cost components of net periodic pension benefit cost	0.3	0.4	0.2
Other	(2.2)	1.0	(2.0)
Total other income, net	$(12.7)	$(11.5)	$(8.2)

17.    INCOME TAXES

The Company's income before provision for income taxes was generated from operations in the United States and outside of the United States as follows (in millions):

	Years Ended December 31,
	2021	2020	2019
United States	$610.9	$151.3	$383.4
Outside of the United States, including Puerto Rico	1,091.1	765.4	783.1
	$1,702.0	$916.7	$1,166.5

The provision for income taxes consists of the following (in millions):

	Years Ended December 31,
	2021	2020	2019
Current
United States:
Federal	$125.2	$23.4	$31.3
State and local	25.1	48.2	48.7
Outside of the United States, including Puerto Rico	92.6	73.9	29.1
Current income tax expense	$242.9	$145.5	$109.1
Deferred
United States:
Federal	$(9.4)	$11.0	$28.3
State and local	(25.4)	(32.9)	(18.3)
Outside of the United States, including Puerto Rico	(9.2)	(30.3)	0.5
Deferred income tax (benefit) expense	(44.0)	(52.2)	10.5
Total income tax provision	$198.9	$93.3	$119.6

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17.    INCOME TAXES (Continued)
The components of deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2021	2020
Deferred tax assets
Compensation and benefits	$109.8	$88.6
Benefits from uncertain tax positions	33.9	27.0
Net tax credit carryforwards	142.0	125.5
Net operating loss carryforwards	69.4	64.1
Accrued liabilities	108.0	105.0
Inventories	13.5	16.3
Cash flow and net investment hedges	—	3.3
State income taxes	0.4	0.5
Investments	0.7	1.8
Lease liability obligations	6.6	7.7
Other	1.3	3.6
Total deferred tax assets	485.6	443.4
Deferred tax liabilities
Property, plant, and equipment	(64.1)	(53.4)
Cash flow and net investment hedges	(6.4)	—
Deferred tax on foreign earnings	(26.3)	(29.2)
Right-of-use assets	(6.1)	(7.0)
Other intangible assets	(75.5)	(76.3)
Other	(2.6)	(3.1)
Total deferred tax liabilities	(181.0)	(169.0)
Valuation allowance	(82.5)	(71.6)
Net deferred tax assets	$222.1	$202.8

During 2021, net deferred tax assets increased $19.3 million, including items that were recorded to stockholders' equity and which did not impact the Company's income tax provision.

The valuation allowance of $82.5 million as of December 31, 2021 reduces certain deferred tax assets to amounts that are more likely than not to be realized. This allowance primarily relates to the net operating loss carryforwards of certain non-United States subsidiaries and certain non-United States credit carryforwards.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17.    INCOME TAXES (Continued)
Net operating loss and capital loss carryforwards and the related carryforward periods at December 31, 2021 are summarized as follows (in millions):

	Carryforward Amount	Tax Benefit Amount	Valuation Allowance	Net Tax Benefit	Carryforward Period Ends
United States federal net operating losses	$17.6	$3.7	$—	$3.7	2030-2037
United States federal net operating losses	11.3	2.4	—	2.4	Indefinite
United States state net operating losses	33.5	1.6	(1.6)	—	2026-2039
United States state net operating losses	1.0	0.1	(0.1)	—	Indefinite
Non-United States net operating losses	5.8	1.5	(1.2)	0.3	2022-2028
Non-United States net operating losses	353.3	60.1	(50.8)	9.3	Indefinite
United States capital losses	34.1	0.2	(0.2)	—	2024
Total	$456.6	$69.6	$(53.9)	$15.7

Certain tax attributes are subject to an annual limitation as a result of the acquisitions of Harpoon and CASMED, which constitute a change of ownership as defined under Internal Revenue Code Section 382.

The gross tax credit carryforwards and the related carryforward periods at December 31, 2021 are summarized as follows (in millions):

	Carryforward Amount	Valuation Allowance	Net Tax Benefit	Carryforward Period Ends
California research expenditure tax credits	$167.0	$—	$167.0	Indefinite
Federal research expenditure tax credits	1.5	—	1.5	2026-2039
Foreign tax credits	2.9	(2.9)	—	2030-2031
Puerto Rico purchases credit	23.4	(23.4)	—	Indefinite
Total	$194.8	$(26.3)	$168.5

The Company has $167.0 million of California research expenditure tax credits it expects to use in future periods. The credits may be carried forward indefinitely. Based upon anticipated future taxable income, the Company expects that it is more likely than not that all California research expenditure tax credits will be utilized, although the utilization of the full benefit is expected to occur over a number of years into the distant future. Accordingly, no valuation allowance has been provided. The Company has $23.4 million of Puerto Rico purchases credit. Throughout its history and into the future, the Puerto Rico operations generate, or are expected to generate, credits each year in excess of its ability to utilize credits in those years. As a result, even though the credits have an indefinite life, the Company continues to record a valuation allowance on the credit carryforwards.

On December 22, 2017, Public Law 115-97, commonly referred to as the Tax Cuts and Jobs Act (the "2017 Act"), was signed into law. The 2017 Act a) reduced the United States federal corporate tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017, b) required companies to pay a one-time mandatory deemed repatriation tax on the cumulative earnings of certain foreign subsidiaries that were previously tax deferred, and c) created new taxes on certain foreign earnings in future years. The Company elected to pay the repatriation tax in installments over eight years.

The Company asserts that $1.0 billion of its foreign earnings continue to be indefinitely reinvested and it intends to repatriate $392.9 million of its foreign earnings as of December 31, 2021. The estimated net tax liability on the indefinitely reinvested earnings if repatriated is $23.1 million.

The Company has received tax incentives in certain non-United States tax jurisdictions, the primary benefit for which will expire in 2029. The tax reductions as compared to the local statutory rates were $208.0 million ($0.33 per diluted share), $189.2 million ($0.30 per diluted share), and $159.2 million ($0.25 per diluted share) for the years ended December 31, 2021, 2020, and 2019, respectively.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17.    INCOME TAXES (Continued)
A reconciliation of the United States federal statutory income tax rate to the Company's effective income tax rate is as follows (in millions):

	Years Ended December 31,
	2021	2020	2019
Income tax expense at United States federal statutory rate	$357.4	$192.5	$245.0
Foreign income taxed at different rates	(122.2)	(80.5)	(75.0)
State and local taxes, net of federal tax benefit	11.9	5.0	11.9
Tax credits, federal and state	(48.4)	(43.1)	(42.9)
Build of reserve for prior years' uncertain tax positions	3.6	4.2	5.0
Tax on global intangible low-taxed income	56.5	49.2	32.0
Foreign-derived intangible income deduction	(1.3)	(2.6)	(7.2)
Contingent consideration liabilities	(26.1)	2.9	(1.3)
United States federal deductible employee share-based compensation	(47.8)	(48.3)	(57.6)
Nondeductible employee share-based compensation	5.3	4.2	3.2
Other	10.0	9.8	6.5
Income tax provision	$198.9	$93.3	$119.6

The Company's effective tax rate for 2021 increased in comparison to 2020 primarily due to the tax benefit from the Settlement Agreement with Abbott in 2020 (see Note 3) and the decrease in the excess tax benefit from employee share-based compensation, partially offset by the tax benefit from the change in fair value of contingent consideration liabilities. The Company's effective tax rate for 2020 decreased slightly in comparison to 2019 primarily due to the tax benefit from the Settlement Agreement with Abbott in 2020, partially offset by the increase in the United States tax on global intangible low-taxed income and the decrease in the excess tax benefit from employee share-based compensation.
Uncertain Tax Positions

As of December 31, 2021 and 2020, the gross uncertain tax positions were $358.4 million and $281.8 million, respectively. The Company estimates that these liabilities would be reduced by $135.1 million and $95.1 million, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, and timing adjustments. The net amounts of $223.3 million and $186.7 million, respectively, if not required, would favorably affect the Company's effective tax rate.

A reconciliation of the beginning and ending amount of uncertain tax positions, excluding interest, penalties, and foreign exchange, is as follows (in millions):

	December 31,
	2021	2020	2019
Uncertain gross tax positions, January 1	$281.8	$203.1	$150.7
Current year tax positions	82.1	86.4	55.4
Increase in prior year tax positions	2.3	6.0	0.8
Decrease in prior year tax positions	(4.8)	(10.0)	(3.8)
Settlements	(0.3)	(3.7)	—
Lapse of statutes of limitations	(2.7)	—	—
Uncertain gross tax positions, December 31	$358.4	$281.8	$203.1

The table above summarizes the gross amounts of uncertain tax positions without regard to reduction in tax liabilities or additions to deferred tax assets and liabilities if such uncertain tax positions were settled.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17.    INCOME TAXES (Continued)
The Company recognizes interest and penalties, if any, related to uncertain tax positions in the provision for income taxes. As of December 31, 2021, the Company had accrued $19.5 million (net of $8.1 million tax benefit) of interest related to uncertain tax positions, and as of December 31, 2020, the Company had accrued $14.3 million (net of $5.1 million tax benefit) of interest related to uncertain tax positions. During 2021, 2020, and 2019, the Company recognized interest expense, net of tax benefit, of $5.2 million, $5.0 million, and $4.7 million, respectively, in "Provision for Income Taxes" on the consolidated statements of operations.

In the normal course of business, the Internal Revenue Service ("IRS") and other taxing authorities are in different stages of examining various years of the Company's tax filings. During these audits, the Company may receive proposed audit adjustments that could be material. Therefore, there is a possibility that an adverse outcome in these audits could have a material effect on the Company's results of operations and financial condition. The Company strives to resolve open matters with each tax authority at the examination level and could reach agreement with a tax authority at any time. While the Company has accrued for matters it believes are more likely than not to require settlement, the final outcome with a tax authority may result in a tax liability that is more or less than that reflected in the consolidated financial statements. Furthermore, the Company may later decide to challenge any assessments, if made, and may exercise its right to appeal. The uncertain tax positions are reviewed quarterly and adjusted as events occur that affect potential liabilities for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, negotiations between tax authorities, identification of new issues, and issuance of new legislation, regulations, or case law. Management believes that adequate amounts of tax and related penalty and interest have been provided in income tax expense for any adjustments that may result from these uncertain tax positions.

At December 31, 2021, all material state, local, and foreign income tax matters have been concluded for years through 2015. While not material, the Company continues to address matters in India for years from 2010.

The Company executed an Advance Pricing Agreement (“APA”) in 2018 between the United States and Switzerland governments for tax years 2009 through 2020 covering various, but not all, transfer pricing matters. The unagreed transfer pricing matters, namely Surgical Structural Heart and Transcatheter Aortic Valve Replacement (collectively "Surgical/TAVR") intercompany royalty transactions, then reverted to IRS Examination for further consideration as part of the respective years' regular tax audits. In addition, the Company executed other bilateral APAs as follows: during 2017, an APA between the United States and Japan covering tax years 2015 through 2019; and during 2018, APAs between Japan and Singapore and between Switzerland and Japan covering tax years 2015 through 2019. The Company has filed to renew all of the APAs which cover transactions with Japan for the years 2020 and forward. The execution of some or all of these APA renewals depends on many variables outside of the Company's control.

The Company’s United States federal income tax returns through 2014 have been audited. The IRS began its examination of the 2015 and 2016 tax years during the fourth quarter of 2018 and later added the 2017 tax year to this audit cycle during the first quarter of 2019. The IRS audit field work for the 2015-2017 tax years was substantially completed during the fourth quarter of 2020, except for transfer pricing and related matters.

During the second quarter of 2021, the Company received a Notice of Proposed Adjustment (“NOPA”) from the IRS for the 2015-2017 tax years relating to transfer pricing involving certain Surgical/TAVR intercompany royalty transactions between the Company's United States and Switzerland subsidiaries. During the third quarter of 2021, the Company completed its review of the NOPA and provided comments to the IRS and the IRS subsequently revised the NOPA. The revised NOPA proposes an increase to the Company's United States taxable income which could result in additional tax expense for this period of approximately $180 million and represents a significant change to previously agreed upon transfer pricing methodologies for these types of transactions.

The Company has formally disagreed with the NOPA and has submitted a formal protest on the matter to the IRS Independent Office of Appeals during the fourth quarter of 2021. The Company also has received the final Revenue Agent's Report for these tax years. The Company continues to evaluate all possible remedies available to it, which could take several years to resolve. No payment of any amount related to the NOPA is required to be made, if at all, until all applicable proceedings have been completed. The Company believes the amounts previously accrued related to this uncertain tax position are sufficient and, accordingly, has not accrued any additional amount based on the NOPA received.

Certain Surgical/TAVR intercompany royalty transactions covering tax years 2015 - 2021 that were not resolved under the APA program remain subject to IRS examination, and those transactions and related tax positions remain uncertain as of

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17.    INCOME TAXES (Continued)
December 31, 2021. The Company has considered this information, as well as information regarding the NOPA described above, in its evaluation of its uncertain tax positions. The impact of these unresolved transfer pricing matters, net of any correlative repatriation tax adjustment, may be significant to the Company’s consolidated financial statements. Based on the information currently available and numerous possible outcomes, the Company cannot reasonably estimate what, if any, changes in its existing uncertain tax positions may occur in the next 12 months and, therefore, has continued to record the uncertain tax positions as a long-term liability.

18.    LEGAL PROCEEDINGS

The Company is reviewing and investigating whether business activities in Japan and other markets violate certain provisions of the Foreign Corrupt Practices Act ("FCPA"). The Company has voluntarily notified the SEC and the United States Department of Justice that it has engaged outside counsel to conduct this review and investigation. Any determination that the Company’s operations or activities are not in compliance with existing laws, including the FCPA, could result in the imposition of fines, penalties, and equitable remedies. The Company cannot currently predict the outcome of the review and investigation or the potential impact on its financial statements.

On September 28, 2021, Aortic Innovations LLC, a non-practicing entity, filed a lawsuit against Edwards Lifesciences Corporation and certain of its subsidiaries ("Edwards") in the United States District Court for the District of Delaware alleging that Edwards’ SAPIEN 3 Ultra product infringes certain of its patents. The Company is unable to predict the ultimate outcome of this matter or estimate a range of possible exposure; therefore, no amounts have been accrued. The Company intends to vigorously defend itself in this litigation.

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

The Company's geographic segments are reported based on the financial information provided to the Chief Operating Decision Maker (the Chief Executive Officer). The Company evaluates the performance of its geographic segments based on net sales and operating income. The accounting policies of the segments are the same as those described in Note 2. Segment net sales and segment operating income are based on internally derived standard foreign exchange rates, which may differ from year to year, and do not include inter-segment profits. Because of the interdependence of the reportable segments, the operating profit as presented may not be representative of the geographical distribution that would occur if the segments were not interdependent. Net sales by geographic area are based on the location of the customer. There were no customers that represented 10% or more of the Company's total net sales.

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

The table below presents information about Edwards Lifesciences' reportable segments (in millions):

	Years Ended December 31,
	2021	2020	2019
Segment Net Sales
United States	$2,963.1	$2,516.8	$2,532.7
Europe	1,099.6	945.2	926.1
Japan	528.0	448.6	441.4
Rest of World	533.2	451.5	433.3
Total segment net sales	$5,123.9	$4,362.1	$4,333.5
Segment Operating Income
United States	$2,051.0	$1,727.3	$1,742.3
Europe	569.1	479.3	472.0
Japan	348.0	286.4	272.3
Rest of World	185.2	150.1	127.9
Total segment operating income	$3,153.3	$2,643.1	$2,614.5

The table below presents reconciliations of segment net sales to consolidated net sales and segment operating income to consolidated pre-tax income (in millions):

	Years Ended December 31,
	2021	2020	2019
Net Sales Reconciliation
Segment net sales	$5,123.9	$4,362.1	$4,333.5
Foreign currency	108.6	24.2	14.5
Consolidated net sales	$5,232.5	$4,386.3	$4,348.0
Pre-tax Income Reconciliation
Segment operating income	$3,153.3	$2,643.1	$2,614.5
Unallocated amounts:
Corporate items	(1,613.8)	(1,358.0)	(1,439.7)
Special charges	—	—	(64.6)
Intellectual property litigation expenses, net	(20.6)	(405.4)	(33.4)
Change in fair value of contingent consideration liabilities, net	124.1	(13.6)	6.1
Foreign currency	47.3	31.5	63.9
Consolidated operating income	1,690.3	897.6	1,146.8
Non-operating income	11.7	19.1	19.7
Consolidated pre-tax income	$1,702.0	$916.7	$1,166.5

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
19.    SEGMENT INFORMATION (Continued)
Enterprise-Wide Information
(in millions)

Enterprise-wide information is based on actual foreign exchange rates used in the Company's consolidated financial statements.

	As of or for the Years Ended December 31,
	2021	2020	2019
Net Sales by Geographic Area
United States	$2,963.1	$2,516.8	$2,532.7
Europe	1,190.3	973.6	941.2
Japan	528.9	460.1	444.7
Rest of World	550.2	435.8	429.4
	$5,232.5	$4,386.3	$4,348.0
Net Sales by Major Product Area
Transcatheter Aortic Valve Replacement	$3,422.5	$2,857.3	$2,737.9
Transcatheter Mitral and Tricuspid Therapies	86.0	41.8	28.2
Surgical Structural Heart	889.1	761.8	841.7
Critical Care	834.9	725.4	740.2
	$5,232.5	$4,386.3	$4,348.0
Long-lived Tangible Assets by Geographic Area
United States	$1,195.8	$1,084.3	$849.1
Europe	197.9	192.7	101.5
Japan	19.7	20.4	21.7
Rest of World	335.5	311.0	269.4
	$1,748.9	$1,608.4	$1,241.7

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20.    VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(in millions)
Year ended December 31, 2021
Allowance for doubtful accounts (a)	$16.4	$1.2	$0.6	$(2.5)	$15.7
Tax valuation allowance (b)	71.6	12.4	—	(1.5)	82.5
Year ended December 31, 2020
Allowance for doubtful accounts (a)	$14.7	$3.1	$—	$(1.4)	$16.4
Tax valuation allowance (b)	65.8	6.3	0.6	(1.1)	71.6
Year ended December 31, 2019
Allowance for doubtful accounts (a)	$13.6	$4.7	$0.2	$(3.8)	$14.7
Tax valuation allowance (b)	46.7	18.9	0.2	—	65.8
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

21.    SUBSEQUENT EVENT

In January 2022, the Company entered into an ASR agreement to repurchase $250.0 million of Edwards Lifesciences' common stock based on the volume-weighted average price ("VWAP") of Edwards Lifesciences' common stock during the term of the agreements, less a discount. Upon entering into the agreement, the Company received an initial delivery of approximately 1.9 million shares, representing approximately 80% of the shares to be repurchased. At the termination of the ASR, the Company may receive additional shares or may be required to pay additional cash or shares (at the Company's election). The final settlement is based on the VWAP over the term of the agreement, less a discount. The ASR agreement has a scheduled termination date of February 16, 2022.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    The Company's management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2021.

Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded as of December 31, 2021 that the Company's disclosure controls and procedures are designed at a reasonable assurance level and are effective in providing reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting.    The Company's management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, the Company's management concluded that its internal control over financial reporting was effective as of December 31, 2021. The effectiveness of the Company's internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting.    There have been no changes in the Company's internal control over financial reporting that occurred during the Company's fourth fiscal quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

None.

Item 9C.    Information Regarding Foreign Jurisdictions That Prevent Inspections

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Certain information required by this Item will be set forth under the headings "Board of Directors Matters—Proposal 1 - Election of Directors—Board of Director Nominees," "Board of Directors Matters—Corporate Governance Policies and Practices," and "Executive Compensation and Other Information—Executive Officers" in the definitive proxy statement to be filed in connection with the Company's 2022 Annual Meeting of Stockholders (the "Proxy Statement") (which Proxy Statement will be filed with the SEC within 120 days of December 31, 2021). The information required by this Item to be contained in the Proxy Statement is incorporated herein by reference. The Company has adopted a code of ethics that applies to all directors and employees, including the Company's principal executive officer, principal financial officer, and principal accounting officer, or persons performing similar functions. The code of ethics (business practice standards) is posted on the Company's website, which is found at https://ir.edwards.com under "Governance & Sustainability—Corporate Responsibility & Sustainability—Corporate Responsibility—Global Integrity Program." To the extent required by applicable rules of the SEC and the New York Stock Exchange, the Company intends to disclose on its website any amendments to, or waivers from, any provision of its code of ethics that apply to the Company's directors and executive officers, including the principal executive officer, principal financial officer or controller or persons performing similar functions.

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information contained under the heading "Other Matters and Business—Related Persons Transactions" and under the heading "Board of Directors Matters—Corporate Governance Policies and Practices—Director Independence" in the Proxy Statement is incorporated herein by reference.

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

*10.7	Description of Severance Benefits for Mr. Jean-Luc Lemercier (incorporated by reference to Exhibit 10.1 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended March 31, 2021)
*10.8	Edwards Lifesciences Corporation 2018 Edwards Incentive Plan (incorporated by reference to Exhibit 10.7 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2018)
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

Exhibit No.	Description
*10.11	Edwards Lifesciences Corporation Form of Long-Term Stock Incentive Compensation Program Global Nonqualified Stock Option Award Agreement for awards granted beginning May 2015
*10.12	Edwards Lifesciences Corporation Form of Long-Term Stock Incentive Compensation Program Global Restricted Stock Unit Award Agreement for awards granted beginning May 2015
*10.13	Edwards Lifesciences Corporation Form of Long-Term Stock Incentive Compensation Program Global Performance-Based Restricted Stock Unit Award Agreement for awards granted beginning May 2015
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

EDWARDS LIFESCIENCES CORPORATION
February 14, 2022	By:	/s/ MICHAEL A. MUSSALLEM
Michael A. Mussallem Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL A. MUSSALLEM	Chairman of the Board and Chief Executive Officer	February 14, 2022
Michael A. Mussallem	(Principal Executive Officer)

/s/ SCOTT B. ULLEM	Corporate Vice President, Chief Financial Officer	February 14, 2022
Scott B. Ullem	(Principal Financial Officer)

/s/ ROBERT W.A. SELLERS	Vice President, Corporate Controller	February 14, 2022
Robert W.A. Sellers	(Principal Accounting Officer)

/s/ KIERAN T. GALLAHUE	Director	February 14, 2022
Kieran T. Gallahue

/s/ LESLIE S. HEISZ	Director	February 14, 2022
Leslie S. Heisz

/s/ PAUL A. LAVIOLETTE	Director	February 14, 2022
Paul A. LaViolette

/s/ STEVEN R. LORANGER	Director	February 14, 2022
Steven R. Loranger

/s/ MARTHA H. MARSH	Director	February 14, 2022
Martha H. Marsh

/s/ RAMONA SEQUEIRA	Director	February 14, 2022
Ramona Sequeira

/s/ NICHOLAS J. VALERIANI	Director	February 14, 2022
Nicholas J. Valeriani