Form 10-Q
period 2022-03-31
Edwards Lifesciences Corp
filed 2022-04-28
CIK 1099800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The number of shares outstanding of the registrant's common stock, $1.00 par value, as of April 25, 2022 was 621,751,736.

EDWARDS LIFESCIENCES CORPORATION
FORM 10-Q
For the quarterly period ended March 31, 2022

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements contained in this report to be covered by the safe harbor provisions of such Acts. Some statements other than statements of historical fact in this report or referred to or incorporated by reference into this report are "forward-looking statements" for purposes of these sections. These statements include, among other things, the expected impact of COVID-19 on our business, any predictions, opinions, expectations, plans, strategies, objectives and any statements of assumptions underlying any of the foregoing relating to the company's current and future business and operations, including, but not limited to, financial matters, development activities, clinical trials and regulatory matters, manufacturing and supply operations, and product sales and demand. These statements can sometimes be identified by the use of the forward-looking words such as "may," "believe," "will," "expect," "project," "estimate," "should," "anticipate," "plan," "goal," "continue," "seek," "pro forma," "forecast," "intend," "guidance," "optimistic," "aspire," "confident," other forms of these words or similar words or expressions or the negative thereof. Statements of past performance, efforts, or results about which inferences or assumptions may be made can also be forward-looking statements and are not indicative of future performance or results; these statements can be identified by the use of words such as "preliminary," "initial," diligence," "industry-leading," "compliant," "indications," or "early feedback" or other forms of these words or similar words or expressions or the negative thereof. These forward-looking statements are subject to substantial risks and uncertainties that could cause our results or future business, financial condition, results of operations or performance to differ materially from our historical results or experiences or those expressed or implied in any forward-looking statements contained in this report. These risks and uncertainties include, but are not limited to: uncertainties regarding the severity and duration of the COVID-19 pandemic and its impact on our business and the economy generally, clinical trial or commercial results or new product approvals and therapy adoption; inability or failure to comply with regulations; unpredictability of product launches; competitive dynamics; changes to reimbursement for the company's products; the company’s success in developing new products and avoiding manufacturing and quality issues; the impact of currency exchange rates; the timing or results of research and development and clinical trials; unanticipated actions by the United States Food and Drug Administration and other regulatory agencies; unexpected impacts or expenses of litigation or internal or government investigations; and other risks detailed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2021, as such risks and uncertainties may be amended, supplemented or superseded from time to time by our subsequent reports on Forms 10-Q and 8-K we file with the Securities and Exchange Commission. These forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections.

Unless otherwise indicated or otherwise required by the context, the terms "we," "our," "it," "its," "Company," "Edwards," and "Edwards Lifesciences" refer to Edwards Lifesciences Corporation and its subsidiaries.

Part I. Financial Information
Item 1.    Financial Statements
EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions, except par value; unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$1,030.9	$862.8
Short-term investments (Note 3)	465.0	604.0
Accounts receivable, net of allowances of $8.7 and $9.3, respectively	636.3	582.2
Other receivables	49.9	82.7
Inventories (Note 2)	730.6	726.7
Prepaid expenses	94.1	85.2
Other current assets	234.5	237.1
Total current assets	3,241.3	3,180.7
Long-term investments (Note 3)	1,623.7	1,834.2
Property, plant, and equipment, net	1,552.2	1,546.6
Operating lease right-of-use assets	90.1	92.1
Goodwill	1,166.3	1,167.9
Other intangible assets, net	322.0	323.6
Deferred income taxes	294.9	246.7
Other assets	129.4	110.8
Total assets	$8,419.9	$8,502.6
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$158.8	$204.5
Accrued and other liabilities (Note 2)	767.2	802.3
Operating lease liabilities	23.9	25.5
Total current liabilities	949.9	1,032.3
Long-term debt	595.9	595.7
Contingent consideration liabilities (Note 4)	59.1	62.0
Taxes payable	190.0	190.0
Operating lease liabilities	68.4	69.1
Uncertain tax positions	270.7	259.0
Litigation settlement accrual	181.3	191.3
Other liabilities	259.7	267.3
Total liabilities	2,575.0	2,666.7
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock, $0.01 par value, authorized 50.0 shares, no shares outstanding	—	—
Common stock, $1.00 par value, 1,050.0 shares authorized, 642.9 and 642.0 shares issued, and 621.4 and 624.1 shares outstanding, respectively	642.9	642.0
Additional paid-in capital	1,769.4	1,700.4
Retained earnings	6,441.7	6,068.1
Accumulated other comprehensive loss (Note 9)	(186.6)	(157.7)
Treasury stock, at cost, 21.5 and 17.9 shares, respectively	(2,822.5)	(2,416.9)
Total stockholders' equity	5,844.9	5,835.9
Total liabilities and stockholders' equity	$8,419.9	$8,502.6
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in millions, except per share information; unaudited)

	Three Months Ended March 31,
	2022	2021
Net sales	$1,341.2	$1,216.6
Cost of sales	299.3	293.4
Gross profit	1,041.9	923.2
Selling, general, and administrative expenses	370.3	330.8
Research and development expenses	228.6	207.0
Intellectual property litigation expenses, net	7.1	6.4
Change in fair value of contingent consideration liabilities (Note 4)	(2.9)	(4.5)
Operating income	438.8	383.5
Interest income, net	(0.6)	(0.3)
Other expense (income), net	3.3	(5.5)
Income before provision for income taxes	436.1	389.3
Provision for income taxes	62.5	51.1
Net income	$373.6	$338.2

Share information (Note 10)
Earnings per share:
Basic	$0.60	$0.54
Diluted	$0.59	$0.54
Weighted-average number of common shares outstanding:
Basic	622.1	623.2
Diluted	629.4	631.3
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$373.6	$338.2
Other comprehensive (loss) income, net of tax (Note 9):
Foreign currency translation adjustments	(10.0)	(32.2)
Unrealized gain on hedges	13.4	24.5
Unrealized pension credits	—	0.3
Unrealized loss on available-for-sale investments	(37.1)	(4.8)
Reclassification of net realized investment loss to earnings	4.8	0.9
Other comprehensive (loss)	(28.9)	(11.3)
Comprehensive income	$344.7	$326.9
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income	$373.6	$338.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34.7	32.4
Non-cash operating lease cost	7.1	7.3
Stock-based compensation (Note 6)	32.4	28.2
Change in fair value of contingent consideration liabilities (Note 4)	(2.9)	(4.5)
Deferred income taxes	(42.6)	10.8
Other	20.4	(2.7)
Changes in operating assets and liabilities:
Accounts and other receivables, net	(57.8)	(89.5)
Inventories	(24.0)	2.5
Accounts payable and accrued liabilities	(109.2)	(9.3)
Income taxes	82.9	14.1
Prepaid expenses and other current assets	1.7	(5.4)
Litigation settlement accrual	(10.0)	1.6
Other	(13.0)	(23.2)
Net cash provided by operating activities	293.3	300.5
Cash flows from investing activities
Capital expenditures	(72.7)	(106.0)
Purchases of held-to-maturity investments (Note 3)	(128.0)	—
Proceeds from held-to-maturity investments (Note 3)	130.0	50.0
Purchases of available-for-sale investments (Note 3)	(74.1)	(77.4)
Proceeds from available-for-sale investments (Note 3)	372.0	86.8
Issuances of notes receivable	(10.5)	(3.6)
Collections of notes receivable	18.0	—
Other	(5.2)	0.5
Net cash provided by (used in) investing activities	229.5	(49.7)
Cash flows from financing activities
Proceeds from issuance of debt	—	4.5
Payments on debt and finance lease obligations	—	(4.9)
Purchases of treasury stock	(405.6)	(302.6)
Proceeds from stock plans	37.5	31.6
Other	—	(2.9)
Net cash used in financing activities	(368.1)	(274.3)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	13.2	14.2
Net increase (decrease) in cash, cash equivalents, and restricted cash	167.9	(9.3)
Cash, cash equivalents, and restricted cash at beginning of period	867.4	1,200.2
Cash, cash equivalents, and restricted cash at end of period	$1,035.3	$1,190.9
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions; unaudited)

	Common Stock		Treasury Stock
	Shares	Par Value	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2021	642.0	$642.0	17.9	$(2,416.9)	$1,700.4	$6,068.1	$(157.7)	$5,835.9
Net income						373.6		373.6
Other comprehensive loss, net of tax							(28.9)	(28.9)
Common stock issued under stock plans	0.9	0.9			36.6			37.5
Stock-based compensation expense					32.4			32.4
Purchases of treasury stock			3.6	(405.6)				(405.6)
Balance at March 31, 2022	642.9	$642.9	21.5	$(2,822.5)	$1,769.4	$6,441.7	$(186.6)	$5,844.9
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

1.     BASIS OF PRESENTATION

The accompanying interim consolidated condensed financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the consolidated financial statements and notes included in Edwards Lifesciences' Annual Report on Form 10-K for the year ended December 31, 2021. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") have been condensed or omitted.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. In particular, the COVID-19 pandemic has adversely impacted, and may further adversely impact, nearly all aspects of the Company's business and markets, including its workforce and the operations of its customers, suppliers, and business partners.  The full extent to which the pandemic will directly or indirectly impact the Company's business, results of operations and financial condition, including sales, expenses, manufacturing, clinical trials, research and development costs, reserves and allowances, fair value measurements, asset impairment charges, contingent consideration obligations, and the effectiveness of the Company's hedging instruments, will depend on future developments that are highly uncertain and difficult to predict. These developments include, but are not limited to, the duration and spread of the outbreak (including new and more contagious variants of COVID-19), its severity, the actions to contain the virus or address its impact, the timing, distribution, public acceptance and efficacy of vaccines and other treatments, and the associated impact on economic and operating conditions.

In the opinion of management, the interim consolidated condensed financial statements reflect all adjustments necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal, recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

There have been no material changes to the Company's significant accounting policies from those described in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Recently Adopted Accounting Standards

In November 2021, the Financial Accounting Standards Board ("FASB") issued an amendment to the accounting guidance on government assistance. The guidance requires certain disclosures about transactions with a government that are accounted for by applying a grant or contribution model. The guidance was effective for annual periods beginning after December 15, 2021. The adoption of this guidance was applied prospectively and did not have a material impact on the Company's consolidated financial statements.

2.     OTHER CONSOLIDATED FINANCIAL STATEMENT DETAILS

Composition of Certain Financial Statement Captions
(in millions)

Components of selected captions in the consolidated condensed balance sheets consisted of the following:

	March 31, 2022	December 31, 2021
Inventories
Raw materials	$137.4	$132.8
Work in process	150.6	164.3
Finished products	442.6	429.6
	$730.6	$726.7

At March 31, 2022 and December 31, 2021, $116.2 million and $125.8 million, respectively, of the Company's finished products inventories were held on consignment.

	March 31, 2022	December 31, 2021
Accrued and other liabilities
Employee compensation and withholdings	$221.7	$319.7
Taxes payable	93.1	30.6
Property, payroll, and other taxes	69.2	68.9
Research and development accruals	56.5	58.2
Accrued rebates	78.4	77.0
Fair value of derivatives	3.8	3.9
Accrued marketing expenses	16.8	20.1
Legal and insurance (a)	78.3	79.1
Accrued relocation costs	27.6	26.2
Accrued professional services	14.2	11.9
Accrued realignment reserves	19.4	19.1
Other accrued liabilities	88.2	87.6
	$767.2	$802.3
_______________________________________
(a)     On July 12, 2020, the Company reached an agreement with Abbott Laboratories and its direct and indirect subsidiaries to, among other things, settle all outstanding patent disputes between the companies in cases related to transcatheter mitral and tricuspid repair products. As of March 31, 2022, $50.0 million was accrued in "Accrued and other liabilities" and $181.3 million was accrued in "Litigation settlement accrual" on the consolidated condensed balance sheet.

Supplemental Cash Flow Information
(in millions)

	Three Months Ended March 31,
	2022	2021
Cash paid during the year for:
Amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7.6	$7.7
Non-cash investing and financing transactions:
Right-of-use assets obtained in exchange for new lease liabilities	$6.4	$3.5
Capital expenditures accruals	$23.8	$36.4

Cash, Cash Equivalents, and Restricted Cash
(in millions)

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$1,030.9	$862.8
Restricted cash included in other current assets	1.3	1.5
Restricted cash included in other assets	3.1	3.1
Total cash, cash equivalents, and restricted cash	$1,035.3	$867.4

Amounts included in restricted cash primarily represent funds placed in escrow related to litigation.

3.     INVESTMENTS

Debt Securities

Investments in debt securities at the end of each period were as follows (in millions):

	March 31, 2022				December 31, 2021
Held-to-maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Bank time deposits	$160.0	$—	$—	$160.0	$162.0	$—	$—	$162.0

Available-for-sale
Bank time deposits	$4.5	$—	$—	$4.5	$2.5	$—	$—	$2.5
Commercial paper	23.1	—	—	23.1	127.7	—	—	127.7
United States government and agency securities	142.5	—	(4.0)	138.5	147.4	0.6	(0.7)	147.3
Asset-backed securities	451.0	—	(10.8)	440.2	515.2	0.3	(2.9)	512.6
Corporate debt securities	1,264.5	0.2	(37.0)	1,227.7	1,397.1	2.0	(8.3)	1,390.8
Municipal securities	2.8	—	(0.2)	2.6	2.8	—	—	2.8
Total	$1,888.4	$0.2	$(52.0)	$1,836.6	$2,192.7	$2.9	$(11.9)	$2,183.7
The cost and fair value of investments in debt securities, by contractual maturity, as of March 31, 2022, were as follows:

	Held-to-Maturity		Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Due in 1 year or less	$160.0	$160.0	$305.9	$305.0
Due after 1 year through 5 years	—	—	1,070.8	1,033.4
Due after 5 years through 10 years	—	—	8.1	7.8
Instruments not due at a single maturity date (a)	—	—	503.6	490.4
	$160.0	$160.0	$1,888.4	$1,836.6
_______________________________________
(a)     Consists primarily of asset-backed securities.

Actual maturities may differ from the contractual maturities due to call or prepayment rights.
The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of March 31, 2022 and December 31, 2021, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	March 31, 2022
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
United States government and agency securities	$101.8	$(3.6)	$9.4	$(0.4)	$111.2	$(4.0)
Asset-backed securities	396.5	(10.5)	15.8	(0.3)	412.3	(10.8)
Corporate debt securities	1,110.1	(34.5)	33.6	(2.5)	1,143.7	(37.0)
Municipal securities	3.1	(0.2)	—	—	3.1	(0.2)
	$1,611.5	$(48.8)	$58.8	$(3.2)	$1,670.3	$(52.0)

	December 31, 2021
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
United States government and agency securities	$85.1	$(0.7)	$—	$—	$85.1	$(0.7)
Asset-backed securities	433.3	(2.9)	—	—	433.3	(2.9)
Corporate debt securities	1,114.1	(8.3)	—	—	1,114.1	(8.3)
	$1,632.5	$(11.9)	$—	$—	$1,632.5	$(11.9)

The unrealized losses were largely due to changes in interest rates and were considered temporary.

Investments in Unconsolidated Entities

The Company has a number of equity investments in unconsolidated entities. These investments are recorded in "Long-term Investments" on the consolidated condensed balance sheets, and are as follows:

	March 31, 2022	December 31, 2021
	(in millions)
Equity method investments
Carrying value of equity method investments	$7.7	$8.4
Equity securities
Carrying value of non-marketable equity securities	84.4	84.1
Total investments in unconsolidated entities	$92.1	$92.5

Non-marketable equity securities consist of investments in privately held companies without readily determinable fair values, and are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. As of March 31, 2022, the Company had recorded cumulative upward adjustments of $8.0 million based on observable price changes, and cumulative downward adjustments of $2.6 million due to impairments and observable price changes.

During the three months ended March 31, 2022, the gross realized gains or losses from sales of available-for-sale investments were not material.

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

Financial instruments also include notes payable. As of March 31, 2022, the fair value of the notes payable, based on Level 2 inputs, was $626.6 million.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company's financial instruments which are measured at fair value on a recurring basis (in millions):

March 31, 2022	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$16.9	$152.5	$—	$169.4
Available-for-sale investments:
Bank time deposits	—	4.5	—	4.5
Corporate debt securities	—	1,227.7	—	1,227.7
Asset-backed securities	—	440.2	—	440.2
United States government and agency securities	29.9	108.6	—	138.5
Commercial paper	—	23.1	—	23.1
Municipal securities	—	2.6	—	2.6
Investments held for deferred compensation plans	120.6	—	—	120.6
Derivatives	—	67.1	—	67.1
	$167.4	$2,026.3	$—	$2,193.7
Liabilities
Derivatives	$—	$3.8	$—	$3.8
Deferred compensation plans	121.1	—	—	121.1
Contingent consideration liabilities	—	—	59.1	59.1
Other liability	—	—	14.0	14.0
	$121.1	$3.8	$73.1	$198.0
December 31, 2021
Assets
Cash equivalents	$15.2	$30.7	$—	$45.9
Available-for-sale investments:
Bank time deposits	—	2.5	—	2.5
Corporate debt securities	—	1,390.8	—	1,390.8
Asset-backed securities	—	512.6	—	512.6
United States government and agency securities	28.4	118.9	—	147.3
Commercial paper	—	127.7	—	127.7
Municipal securities	—	2.8	—	2.8
Investments held for deferred compensation plans	130.7	—	—	130.7
Derivatives	—	55.3	—	55.3
	$174.3	$2,241.3	$—	$2,415.6
Liabilities
Derivatives	$—	$3.9	$—	$3.9
Deferred compensation plans	130.9	—	—	130.9
Contingent consideration liabilities	—	—	62.0	62.0
Other liability	—	—	14.0	14.0
	$130.9	$3.9	$76.0	$210.8

The following tables summarize the changes in fair value of the contingent consideration and the other liability (in millions):

	Contingent Consideration	Other liability	Total
Balance at December 31, 2021	$62.0	$14.0	$76.0
Changes in fair value	(2.9)	—	(2.9)
Balance at March 31, 2022	$59.1	$14.0	$73.1

	Contingent Consideration	Other liability	Total
Balance at December 31, 2020	$186.1	$—	$186.1
Changes in fair value	(4.5)	—	(4.5)
Balance at March 31, 2021	$181.6	$—	$181.6

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

Deferred Compensation Plans

The Company holds investments in trading securities related to its deferred compensation plans. The investments are in a variety of stock, bond and money market mutual funds. The fair values of these investments and the corresponding liabilities are based on quoted market prices.

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

Contingent Consideration Liabilities

Certain of the Company's acquisitions involve contingent consideration arrangements. Payment of additional consideration is contingent upon the acquired company reaching certain performance milestones, such as attaining specified sales levels or obtaining regulatory approvals. These contingent consideration liabilities are measured at estimated fair value using either a probability weighted discounted cash flow analysis or a Monte Carlo simulation model, both of which consider significant unobservable inputs. These inputs as of March 31, 2022 include (1) the discount rate used to present value the projected cash flows (ranging from 0.2% to 10.3%; weighted average of 5.3%), (2) the probability of milestone achievement (ranging from 0% to 91.5%; weighted average of 57.9%), (3) the projected payment dates (ranging from 2026 to 2027; weighted average of 2026), and (4) the volatility of future sales (45.0%). The weighted average of each of the above inputs was determined based on the relative fair value of each obligation. The use of different assumptions could have a material effect on the estimated fair value amounts.

5.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses derivative financial instruments to manage its currency exchange rate risk and its interest rate risk as summarized below. Notional amounts are stated in United States dollar equivalents at spot exchange rates at the respective dates. The Company does not enter into these arrangements for trading or speculation purposes.

	Notional Amount
	March 31, 2022	December 31, 2021
	(in millions)
Foreign currency forward exchange contracts	$1,578.6	$1,498.8
Cross currency swap contracts	300.0	300.0

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

The following table presents the location and fair value amounts of derivative instruments reported in the consolidated condensed balance sheets (in millions):

		Fair Value
Derivatives designated as hedging instruments	Balance Sheet Location	March 31, 2022	December 31, 2021
Assets
Foreign currency contracts	Other current assets	$44.1	$36.2
Cross currency swap contracts	Other assets	$23.0	$19.1
Liabilities
Foreign currency contracts	Accounts payable and accrued liabilities	$3.8	$3.9

The following table presents the effect of master-netting agreements and rights of offset on the consolidated condensed balance sheets (in millions):

				Gross Amounts Not Offset in the Consolidated Balance Sheet
		Gross Amounts Offset in the Consolidated Balance Sheet
			Net Amounts Presented in the Consolidated Balance Sheet
March 31, 2022	Gross Amounts			Financial Instruments	Cash Collateral Received	Net Amount
Derivative assets
Foreign currency contracts	$44.1	$—	$44.1	$(3.7)	$—	$40.4
Cross currency swap contracts	$23.0	$—	$23.0	$—	$—	$23.0
Derivative liabilities
Foreign currency contracts	$3.8	$—	$3.8	$(3.7)	$—	$0.1
December 31, 2021
Derivative assets
Foreign currency contracts	$36.2	$—	$36.2	$(2.8)	$—	$33.4
Cross currency swap contracts	$19.1	$—	$19.1	$—	$—	$19.1
Derivative liabilities
Foreign currency contracts	$3.9	$—	$3.9	$(2.8)	$—	$1.1
The following tables present the effect of derivative and non-derivative hedging instruments on the consolidated condensed statements of operations and consolidated condensed statements of comprehensive income (in millions):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended March 31,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Three Months Ended March 31,

	2022	2021		2022	2021
Cash flow hedges
Foreign currency contracts	$24.7	$28.2	Cost of sales	$7.3	$(5.5)
			Selling, general, and administrative expenses	$—	$0.1

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Amount of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31,		Location of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)	Three Months Ended March 31,

	2022	2021		2022	2021
Net investment hedges
Cross currency swap contracts	$3.9	$1.8	Interest income, net	$1.6	$1.6

The cross currency swap contracts have an expiration date of June 15, 2028. At maturity of the cross currency swap contracts, the Company will deliver the notional amount of €257.2 million and will receive $300.0 million from the counterparties. The Company will receive semi-annual interest payments from the counterparties based on a fixed interest rate until maturity of the agreements.

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended March 31,
	Location of Gain or (Loss) Recognized in Income on Derivative
		2022	2021
Fair value hedges
Foreign currency contracts	Other expense (income), net	$—	$6.3

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended March 31,
	Location of Gain or (Loss) Recognized in Income on Derivative
		2022	2021
Derivatives not designated as hedging instruments
Foreign currency contracts	Other expense (income), net	$15.5	$15.2

The following tables present the effect of fair value and cash flow hedge accounting on the consolidated condensed statements of operations (in millions):

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three Months Ended March 31, 2022
	Cost of sales	Selling, general, and administrative expenses	Other Expense (Income), net

Total amounts of income and expense line items presented in the consolidated condensed statements of operations in which the effects of fair value or cash flow hedges are recorded	$(299.3)	$(370.3)	$(3.3)
The effects of fair value and cash flow hedging:
Gain (loss) on cash flow hedging relationships:
Foreign currency contracts:
Amount of gain (loss) reclassified from accumulated OCI into income	$7.3	$—	$—

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three Months Ended March 31, 2021
	Cost of sales	Selling, general, and administrative expenses	Other Expense (Income), net

Total amounts of income and expense line items presented in the consolidated condensed statements of operations in which the effects of fair value or cash flow hedges are recorded	$(293.4)	$(330.8)	$5.5
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships:
Foreign currency contracts:
Hedged items	$—	$—	$(5.5)
Derivatives designated as hedging instruments	$—	$—	$5.5
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach	$—	$—	$0.8
Gain (loss) on cash flow hedging relationships:
Foreign currency contracts:
Amount of gain (loss) reclassified from accumulated OCI into income	$(5.5)	$0.1	$—

The Company expects that during the next twelve months it will reclassify to earnings a $17.2 million gain currently recorded in "Accumulated Other Comprehensive Loss."

6.    STOCK-BASED COMPENSATION

Stock-based compensation expense related to awards issued under the Company's incentive compensation plans for the three months ended March 31, 2022 and 2021 was as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Cost of sales	$6.2	$5.5
Selling, general, and administrative expenses	18.7	16.5
Research and development expenses	7.5	6.2
Total stock-based compensation expense	32.4	28.2
Income tax benefit	(4.4)	(3.9)
Total stock-based compensation expense, net of tax	$28.0	$24.3

At March 31, 2022, the total remaining compensation cost related to nonvested stock options, restricted stock units, market-based restricted stock units, and employee stock purchase plan ("ESPP") subscription awards amounted to $149.7 million, which will be amortized on a straight-line basis over the weighted-average remaining requisite service period of 28 months.

Fair Value Disclosures

The following table includes the weighted-average grant-date fair values of stock options granted during the periods indicated and the related weighted-average assumptions used in the Black-Scholes option pricing model:

Option Awards	Three Months Ended March 31,
	2022	2021
Average risk-free interest rate	1.9%	0.6%
Expected dividend yield	None	None
Expected volatility	33.5%	33.4%
Expected term (years)	5.3	5.2
Fair value, per option	$35.66	$26.28

The following table includes the weighted-average grant-date fair values for ESPP subscriptions granted during the periods indicated and the related weighted-average assumptions used in the Black-Scholes option pricing model:

ESPP	Three Months Ended March 31,
	2022	2021
Average risk-free interest rate	0.2%	0.1%
Expected dividend yield	None	None
Expected volatility	32.2%	37.5%
Expected term (years)	0.6	0.6
Fair value, per share	$29.52	$22.14

7.    ACCELERATED SHARE REPURCHASE

During 2022 and 2021, the Company entered into accelerated share repurchase ("ASR") agreements providing for the repurchase of the Company's common stock based on the volume-weighted average price ("VWAP") of the Company's common stock during the term of the agreement, less a discount. The following table summarizes the terms of the ASR agreements (dollars and shares in millions, except per share data):

		Initial Delivery			Final Settlement
Agreement Date	Amount Paid	Shares Received	Price per Share	Value of Shares as % of Contract Value	Settlement Date	Total Shares Received	Average Price per Share
February 2021	$250.0	2.4	$83.86	80%	March 2021	3.0	$84.51
January 2022	$250.0	1.9	$104.87	80%	February 2022	2.3	$110.31

The ASR agreements were each accounted for as two separate transactions: (1) the value of the initial delivery of shares was recorded as shares of common stock acquired in a treasury stock transaction on the acquisition date, and (2) the remaining amount of the purchase price paid was recorded as a forward contract indexed to the Company's own common stock and was recorded in "Additional Paid-in Capital" on the consolidated balance sheets. The initial delivery of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share. The Company determined that the forward contracts indexed to the Company's common stock met all the applicable criteria for equity classification and, therefore, were not accounted for as a derivative instrument.

8.    COMMITMENTS AND CONTINGENCIES

The Company is reviewing and investigating whether business activities in Japan and other markets violate certain provisions of the Foreign Corrupt Practices Act ("FCPA"). The Company voluntarily notified the SEC and the United States Department of Justice ("DOJ") during 2021 that it has engaged outside counsel to conduct this review and investigation. The Company has provided status updates to the SEC and DOJ since that time. Any determination that the Company’s operations or activities are not in compliance with existing laws, including the FCPA, could result in the imposition of fines, penalties, and equitable remedies. The Company cannot currently predict the outcome of the review and investigation or the potential impact on its financial statements.

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

9.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables summarize the activity for each component of "Accumulated Other Comprehensive Loss" (in millions):

	Foreign Currency Translation Adjustments	Unrealized Gain on Hedges	Unrealized Loss on Available-for-sale Investments	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
December 31, 2021	$(172.5)	$29.7	$(6.9)	$(8.0)	$(157.7)
Other comprehensive (loss) gain before reclassifications	(7.4)	24.7	(47.6)	—	(30.3)
Amounts reclassified from accumulated other comprehensive loss	(1.6)	(7.3)	4.8	—	(4.1)
Deferred income tax (expense) benefit	(1.0)	(4.0)	10.5	—	5.5
March 31, 2022	$(182.5)	$43.1	$(39.2)	$(8.0)	$(186.6)

	Foreign Currency Translation Adjustments	Unrealized Loss on Hedges	Unrealized Gain on Available-for-sale Investments	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
December 31, 2020	$(122.4)	$(27.7)	$8.6	$(19.6)	$(161.1)
Other comprehensive (loss) gain before reclassifications	(30.2)	34.8	(6.1)	0.3	(1.2)
Amounts reclassified from accumulated other comprehensive loss	(1.6)	(0.9)	0.9	—	(1.6)
Deferred income tax (expense) benefit	(0.4)	(9.4)	1.3	—	(8.5)
March 31, 2021	$(154.6)	$(3.2)	$4.7	$(19.3)	$(172.4)

The following table provides information about amounts reclassified from "Accumulated Other Comprehensive Loss" (in millions):

	Three Months Ended March 31,
			Affected Line on Consolidated Condensed Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	2022	2021
Foreign currency translation adjustments	$1.6	$1.6	Other expense (income), net
	(0.4)	(0.4)	Provision for income taxes
	$1.2	$1.2	Net of tax
Gain (loss) on hedges	$7.3	$(5.5)	Cost of sales
	—	0.1	Selling, general, and administrative expenses
	—	6.3	Other expense (income), net
	7.3	0.9	Total before tax
	(2.1)	0.7	Provision for income taxes
	$5.2	$1.6	Net of tax
(Loss) gain on available-for-sale investments	$(4.8)	$(0.9)	Other expense (income), net
	1.2	0.2	Provision for income taxes
	$(3.6)	$(0.7)	Net of tax

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

The table below presents the computation of basic and diluted earnings per share (in millions, except for per share information):

	Three Months Ended March 31,
	2022	2021
Basic:
Net income	$373.6	$338.2
Weighted-average shares outstanding	622.1	623.2
Basic earnings per share	$0.60	$0.54
Diluted:
Net income	$373.6	$338.2
Weighted-average shares outstanding	622.1	623.2
Dilutive effect of stock plans	7.3	8.1
Dilutive weighted-average shares outstanding	629.4	631.3
Diluted earnings per share	$0.59	$0.54

Stock options, restricted stock units, and market-based restricted stock units to purchase an aggregate of 1.7 million and 1.9 million common shares for the three months ended March 31, 2022 and 2021, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

11.    INCOME TAXES

The Company's effective income tax rates were 14.3% and 13.1% for the three months ended March 31, 2022 and 2021, respectively. The increase in the effective rate between the three months ended March 31, 2022 and 2021 is primarily due to the estimated impact of U.S. foreign tax credit regulations published by the U.S. Treasury on January 4, 2022. These regulations limit the amount of foreign taxes that are creditable against U.S. income taxes. In addition, the effective rates for the three months ended March 31, 2022 and 2021 were lower than the federal statutory rate of 21% primarily due to (1) foreign earnings taxed at lower rates, (2) Federal and California research and development credits, and (3) the tax benefit from employee share-based compensation. The effective rates include a tax benefit from employee share-based compensation of $13.4 million and $11.5 million for the three months ended March 31, 2022 and 2021, respectively.

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

As of March 31, 2022 and December 31, 2021, the gross liability recorded for income taxes associated with uncertain tax positions was $379.9 million and $358.4 million, respectively. The Company estimates that these liabilities would be reduced by $147.7 million and $135.1 million, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, and timing adjustments. The net amounts of $232.2 million and $223.3 million, respectively, if not required, would favorably affect the Company's effective tax rate.

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

As of March 31, 2022, all material state, local, and foreign income tax matters have been concluded for years through 2015. While not material, the Company continues to address matters in India for years from 2010.

The audits of the Company’s United States federal income tax returns through 2014 have been closed. The IRS audit field work for the 2015-2017 tax years was substantially completed during the fourth quarter of 2020, except for transfer pricing and related matters. The IRS began its examination of the 2018, 2019, and 2020 tax years during the first quarter of 2022.

During 2021, the Company received a Notice of Proposed Adjustment (“NOPA”) from the IRS for the 2015-2017 tax years relating to transfer pricing involving certain Surgical/TAVR intercompany royalty transactions between the Company's United States and Switzerland subsidiaries. The NOPA proposes an increase to the Company's United States taxable income which could result in additional tax expense for this period of approximately $180 million and represents a significant change to previously agreed upon transfer pricing methodologies for these types of transactions. The Company has formally disagreed with the NOPA and submitted a formal protest on the matter to the IRS Independent Office of Appeals during the fourth quarter of 2021. The Company also has received the final Revenue Agent's Report for these tax years. The Company continues to evaluate all possible remedies available to it, which could take several years to resolve. No payment of any amount related to the NOPA is required to be made, if at all, until all applicable proceedings have been completed. The Company believes the amounts previously accrued related to this uncertain tax position are sufficient and, accordingly, has not accrued any additional amount based on the NOPA received.

Certain Surgical/TAVR intercompany royalty transactions covering tax years 2015-2022 that were not resolved under the APA program remain subject to IRS examination, and those transactions and related tax positions remain uncertain as of March 31, 2022. The Company has considered this information, as well as information regarding the NOPA described above, in its evaluation of its uncertain tax positions. The impact of these unresolved transfer pricing matters, net of any correlative repatriation tax adjustment, may be significant to the Company’s consolidated condensed financial statements. Based on the information currently available and numerous possible outcomes, the Company cannot reasonably estimate what, if any, changes in its existing uncertain tax positions may occur in the next 12 months and, therefore, has continued to record the uncertain tax positions as a long-term liability.

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

The table below presents information about Edwards Lifesciences' reportable segments (in millions):

	Three Months Ended March 31,
	2022	2021
Segment Net Sales
United States	$749.5	$674.7
Europe	300.1	255.4
Japan	140.9	127.7
Rest of World	142.3	124.5
Total segment net sales	$1,332.8	$1,182.3
Segment Operating Income
United States	$511.5	$466.1
Europe	166.6	133.3
Japan	99.5	87.6
Rest of World	59.7	47.3
Total segment operating income	$837.3	$734.3

The table below presents reconciliations of segment net sales to consolidated net sales and segment operating income to consolidated pre-tax income (in millions):

	Three Months Ended March 31,
	2022	2021
Net Sales Reconciliation
Segment net sales	$1,332.8	$1,182.3
Foreign currency	8.4	34.3
Consolidated net sales	$1,341.2	$1,216.6
Pre-tax Income Reconciliation
Segment operating income	$837.3	$734.3
Unallocated amounts:
Corporate items	(419.4)	(357.7)
Intellectual property litigation expenses, net	(7.1)	(6.4)
Change in fair value of contingent consideration liabilities	2.9	4.5
Foreign currency	25.1	8.8
Consolidated operating income	438.8	383.5
Non-operating (expense) income	(2.7)	5.8
Consolidated pre-tax income	$436.1	$389.3

Enterprise-wide Information
(in millions)

The following enterprise-wide information is based on actual foreign exchange rates used in the Company's consolidated condensed financial statements.

	Three Months Ended March 31,
	2022	2021
Net Sales by Geographic Area
United States	$749.5	$674.7
Europe	311.1	280.0
Japan	135.5	132.3
Rest of World	145.1	129.6
	$1,341.2	$1,216.6
Net Sales by Major Product Area
Transcatheter Aortic Valve Replacement	$881.3	$791.7
Transcatheter Mitral and Tricuspid Therapies	27.0	16.3
Surgical Structural Heart	220.8	213.0
Critical Care	212.1	195.6
	$1,341.2	$1,216.6

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

During the first quarter of 2022, the Omicron variant had a pronounced impact on hospital capacity, resources, and procedure volumes in January 2022, especially in the United States. Outside the United States, we experienced a less pronounced year-over-year impact from the pandemic.

Our net sales for the first three months of 2022 were $1.3 billion, representing an increase of $124.6 million over the first three months of 2021, driven primarily by sales of our TAVR products.

Our gross profit increase in the three months ended March 31, 2022 was driven by foreign currency exchange rate fluctuations and our sales growth. The increase in our diluted earnings per share in the three months ended March 31, 2022 was also driven by our sales growth, partially offset by increased sales and marketing and research and development expenses.
We continue to closely monitor the impact of COVID-19 on all aspects of our business and geographies, including its impact on our customers, employees, suppliers, vendors, business partners, and distribution channels. The extent to which the COVID-19 global pandemic and measures taken in response thereto impact our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and are difficult to predict. These developments include, but are not limited to, the duration and spread of the outbreak (including new and more contagious variants of COVID-19), its severity, the actions to contain the virus or address its impact, the timing, distribution, public acceptance and efficacy of vaccines and other treatments, and the associated impact on economic and operating conditions. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts on our financial condition and results of operations.

Healthcare Environment, Opportunities, and Challenges

The medical technology industry is highly competitive and continues to evolve. Our success is measured both by the development of innovative products and the value we bring to our stakeholders. We are committed to developing new technologies and providing innovative patient care, and we are committed to defending our intellectual property in support of those developments. Despite the challenges of the COVID-19 pandemic, our dedicated field teams have found creative ways to support physicians, our engineers continued to advance innovation, and our colleagues worked diligently to keep our clinical trials on track. In the first three months of 2022, we invested 17.0% of our net sales in research and development.

Results of Operations

Net Sales Trends
(dollars in millions)

	Three Months Ended March 31,
				Percent Change
	2022	2021	Change
United States	$749.5	$674.7	$74.8	11.1%
Europe	311.1	280.0	31.1	11.1%
Japan	135.5	132.3	3.2	2.4%
Rest of World	145.1	129.6	15.5	12.0%
Outside of the United States	591.7	541.9	49.8	9.2%
Total net sales	$1,341.2	$1,216.6	$124.6	10.2%

Net sales outside of the United States include the impact of foreign currency exchange rate fluctuations. The impact of foreign currency exchange rate fluctuations on net sales is not necessarily indicative of the impact on net income due to the corresponding effect of foreign currency exchange rate fluctuations on international manufacturing and operating costs, and our hedging activities.

Net Sales by Product Group
(dollars in millions)

	Three Months Ended March 31,
				Percent Change
	2022	2021	Change
Transcatheter Aortic Valve Replacement	$881.3	$791.7	$89.6	11.3%
Transcatheter Mitral and Tricuspid Therapies	27.0	16.3	10.7	65.7%
Surgical Structural Heart	220.8	213.0	7.8	3.7%
Critical Care	212.1	195.6	16.5	8.4%
Total net sales	$1,341.2	$1,216.6	$124.6	10.2%

Transcatheter Aortic Valve Replacement

For the three months ended March 31, 2022 and 2021:
$ (Millions)
1,200
1,000
800
600
400
200
0
$791.7
$881.3
Q1 '21
Q1 '22

Net sales of TAVR products increased for the three months ended March 31, 2022 driven by:

•higher sales of the Edwards SAPIEN platform in 2022, primarily the Edwards SAPIEN 3 Ultra valve in the United States and Europe;

partially offset by:

•foreign currency exchange rate fluctuations, which decreased net sales outside of the United States by $16.3 million for the three months ended March 31, 2022, primarily due to the weakening of the Euro and the Japanese yen against the United States dollar.

During the first quarter of 2022, we continued to advance our EARLY TAVR pivotal trial, studying the treatment of severe aortic stenosis patients before their symptoms develop, our PROGRESS pivotal trial for moderate aortic stenosis patients, and our ALLIANCE pivotal trial, studying our next-generation TAVR technology, SAPIEN X4.

Transcatheter Mitral and Tricuspid Therapies

50
40
30
20
10
0
$ (Millions)
$16.3
$27.0
Q1 '21
Q1 '22

Net sales of TMTT products increased for the three months ended March 31, 2022 primarily due to continued adoption of our PASCAL system in Europe. We remain on track for United States approval of PASCAL Precision for patients with degenerative mitral regurgitation late this year.

We continue to advance the enrollment of our CLASP trials. We also continued to broaden our experience with both of our transcatheter mitral replacement therapies through the ENCIRCLE pivotal trial for SAPIEN M3 and the MISCEND study for EVOQUE Eos. And, we continue to make progress in enrolling the TRISCEND II pivotal trial of the EVOQUE system.

Surgical Structural Heart

400
300
200
100
0
$ (Millions)
$213.0
$220.8
Q1 '21
Q1 '22

Net sales of Surgical products increased for the three months ended March 31, 2022 primarily due to increased sales of the INSPIRIS RESILIA aortic valve and the KONECT aortic valved conduit, primarily in the United States. Foreign currency exchange rate fluctuations decreased net sales outside of the United States by $5.4 million for the three months ended March 31, 2022 primarily due to the weakening of the Euro and the Japanese yen against the United States dollar.
In March 2022, we received United States Food and Drug Administration approval for the MITRIS RESILIA valve, a tissue valve replacement specifically designed for the heart's mitral position and incorporating our advanced RESILIA technology.

Critical Care

400
300
200
100
0
$ (Millions)
$195.6
$212.1
Q1 '21
Q1 '22

Net sales of Critical Care products increased for the three months ended March 31, 2022 primarily due to:

•increased demand for our HemoSphere monitoring platform, pressure monitoring products, and enhanced surgical recovery products, primarily in the United States;

partially offset by:

•foreign currency exchange rate fluctuations, which decreased net sales outside of the United States by $4.5 million for the three months ended March 31, 2022, primarily due to the weakening of the Euro and the Japanese yen against the United States dollar.

Gross Profit

$ in millions
2,000
1,600
1,200
800
400
0
$923.2
75.9%
$1,041.9
77.7%
Q1 '21
Q1 '22
90
80
70
Percentage
Gross profit
Percentage of net sales

The increase in gross profit as a percentage of net sales for the three months ended March 31, 2022 was driven primarily by a 2.4 percentage point increase for the three months ended March 31, 2022 due to the impact of foreign currency exchange rate fluctuations, primarily the strengthening of the United States dollar against the Euro and Japanese yen.

Selling, General, and Administrative ("SG&A") Expenses

$ in millions
500
400
300
200
100
0
100
80
60
40
20
Percentage
$330.8
$370.3
27.2%
27.6%
Q1 '21
Q1 '22
SG&A
Percentage of net sales

SG&A expenses increased for the three months ended March 31, 2022 primarily due to higher field-based personnel-related costs and commercial activities in support of our growth. Foreign currency exchange rate fluctuations decreased expenses by $6.9 million for the three months ended March 31, 2022 due to the weakening of the Euro and the Japanese yen against the United States dollar.

Research and Development ("R&D") Expenses

For the three months ended March 31, 2022 and 2021:
$ in millions
Percentage
500
400
300
200
100
0
100
80
60
40
20
0
$207.0
$228.6
17.0%
17.0%
Q1 '21
Q1 '22
R&D
Percentage of net sales

R&D expenses increased for the three months ended March 31, 2022 primarily due to continued investments in our transcatheter innovations, including increased clinical trial activity.

Change in Fair Value of Contingent Consideration Liabilities

The change in fair value of contingent consideration liabilities resulted in income of $2.9 million and $4.5 million for the three months ended March 31, 2022 and 2021, respectively. The income was driven by increased discount rates, partially offset by the accretion of interest due to the passage of time. For further information, see Note 4 to the "Consolidated Condensed Financial Statements."

Other Expense (Income), net
(in millions)

	Three Months Ended March 31,
	2022	2021
Foreign exchange losses (gains), net	$2.5	$(1.7)
Loss (gain) on investments	0.9	(2.7)
Other	(0.1)	(1.1)
Other expense (income), net	$3.3	$(5.5)
The net foreign exchange losses (gains) relate to the foreign currency fluctuations in our global trade and intercompany receivable and payable balances, partially offset by the gains and losses on derivative instruments intended as an economic hedge of those exposures.

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

Our effective income tax rate was 14.3% and 13.1% for the three months ended March 31, 2022 and 2021, respectively. The increase in the effective rate between the three months ended March 31, 2022 and 2021 is primarily due to the estimated impact of U.S. foreign tax credit regulations published by the U.S. Treasury on January 4, 2022. These regulations limit the amount of foreign taxes that are creditable against U.S. income taxes. In addition, the effective rates for the three months ended March 31, 2022 and 2021 were lower than the federal statutory rate of 21% primarily due to (1) foreign earnings taxed at lower rates, (2) Federal and California research and development credits, and (3) the tax benefit from employee share-based compensation.

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

We executed an Advance Pricing Agreement ("APA") in 2018 between the United States and Switzerland governments for tax years 2009 through 2020 covering various, but not all, transfer pricing matters. The unagreed transfer pricing matters, namely Surgical Structural Heart and Transcatheter Aortic Valve Replacement (collectively "Surgical/TAVR") intercompany royalty transactions, then reverted to IRS Examination for further consideration as part of the respective years' regular tax audits. In addition, we executed other bilateral APAs as follows: during 2017, an APA between the United States and Japan covering tax years 2015 through 2019; and during 2018, APAs between Japan and Singapore and between Switzerland and Japan covering tax years 2015 through 2019. We have filed to renew all the APAs which cover transactions with Japan for the years 2020 and forward. The execution of some or all these APA renewals depends on many variables outside of our control.

At March 31, 2022, all material state, local, and foreign income tax matters have been concluded for years through 2015. While not material, we continue to address matters in India for years from 2010.

The audits of our United States federal income tax returns through 2014 have been closed. The IRS audit field work for the 2015-2017 tax years was substantially completed during the fourth quarter of 2020, except for transfer pricing and related matters. The IRS began its examination of the 2018, 2019, and 2020 tax years during the first quarter of 2022.

During 2021, we received a Notice of Proposed Adjustment (“NOPA”) from the IRS for the 2015-2017 tax years relating to transfer pricing involving certain Surgical/TAVR intercompany royalty transactions between our United States and Switzerland subsidiaries. The NOPA proposes an increase to our United States taxable income which could result in additional tax expense for this period of approximately $180 million and represents a significant change to previously agreed upon transfer pricing methodologies for these types of transactions. We have formally disagreed with the NOPA and submitted a formal protest on the matter to the IRS Independent Office of Appeals during the fourth quarter of 2021. We also have received the final Revenue Agent's Report for these tax years. We continue to evaluate all possible remedies available to us, which could take several years to resolve. No payment of any amount related to the NOPA is required to be made, if at all, until all applicable proceedings have been completed. We believe the amounts previously accrued related to this uncertain tax position are sufficient and, accordingly, have not accrued any additional amount based on the NOPA received.

Certain Surgical/TAVR intercompany royalty transactions covering tax years 2015-2022 that were not resolved under the APA program remain subject to IRS examination, and those transactions and related tax positions remain uncertain as of March 31, 2022. We have considered this information, as well as information regarding the NOPA described above, in our evaluation of our uncertain tax positions. The impact of these unresolved transfer pricing matters, net of any correlative repatriation tax adjustment, may be significant to our consolidated condensed financial statements. Based on the information currently available and numerous possible outcomes, we cannot reasonably estimate what, if any, changes in our existing uncertain tax positions may occur in the next 12 months and, therefore, have continued to record the uncertain tax positions as a long-term liability.

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

As of March 31, 2022, cash and cash equivalents and short-term investments held in the United States and outside of the United States were $794.6 million and $701.3 million, respectively.

We have a Five-Year Credit Agreement ("the Credit Agreement") which matures on April 28, 2023. The Credit Agreement provides up to an aggregate of $750.0 million in borrowings in multiple currencies. Subject to certain terms and conditions, we may increase the amount available under the Credit Agreement by up to an additional $250.0 million in the aggregate. As of March 31, 2022, there were no borrowings outstanding under the Credit Agreement. We were in compliance with all covenants at March 31, 2022.

In June 2018, we issued $600.0 million of 4.3% fixed-rate unsecured senior notes (the "2018 Notes") due June 15, 2028. As of March 31, 2022, the total carrying value of the 2018 Notes was $595.9 million.

From time to time, we repurchase shares of our common stock under share repurchase programs authorized by the Board of Directors. We consider several factors in determining when to execute share repurchases, including, among other things, expected dilution from stock plans, cash capacity, and the market price of our common stock. During the three months ended March 31, 2022, under the Board authorized repurchase programs, we repurchased a total of 3.6 million shares at an aggregate cost of $405.2 million. As of March 31, 2022, we had remaining authority to purchase $721.2 million of our common stock.

At March 31, 2022, there had been no material changes in our cash requirements from known contractual and other obligations, including commitments for capital expenditures, as disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of our Annual Report on Form 10-K for the year ended December 31, 2021.

Consolidated Cash Flows - For the three months ended March 31, 2022 and 2021:
Net cash flows provided by operating activities of $293.3 million for the three months ended March 31, 2022 decreased $7.2 million over the same period last year primarily due to a higher bonus payout in 2022 associated with 2021 performance, partially offset by improved operating performance in 2022.

Net cash provided by investing activities of $229.5 million for the three months ended March 31, 2022 consisted primarily of net proceeds from investments of $299.3 million, partially offset by capital expenditures of $72.7 million.

Net cash used in investing activities of $49.7 million for the three months ended March 31, 2021 consisted primarily of capital expenditures of $106.0 million, partially offset by net proceeds from investments of $59.8 million.

Net cash used in financing activities of $368.1 million for the three months ended March 31, 2022 consisted primarily of purchases of treasury stock of $405.6 million, partially offset by proceeds from stock plans of $37.5 million.

Net cash used in financing activities of $274.3 million for the three months ended March 31, 2021 consisted primarily of purchases of treasury stock of $302.6 million, partially offset by proceeds from stock plans of $31.6 million.

Critical Accounting Policies and Estimates

The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated condensed financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies and estimates which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 34-36 in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes from the information discussed therein.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk, Foreign Currency Risk, Credit Risk, and Concentrations of Risk

For a complete discussion of our exposure to interest rate risk, foreign currency risk, credit risk, and concentrations of risk, refer to Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes from the information discussed therein.

Investment Risk

We are exposed to investment risks related to changes in the underlying financial condition and credit capacity of certain of our investments. As of March 31, 2022, we had $2.0 billion of investments in debt securities of various companies, of which $1.5 billion were long-term. In addition, we had $92.1 million of investments in equity instruments of public and private companies. Should these companies experience a decline in financial performance, financial condition, or credit capacity, or fail to meet certain development milestones, including as a result of the impact of COVID-19 or interest rate fluctuations on their business or operations or otherwise, a decline in the investments' value may occur, resulting in unrealized or realized losses.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    Our management, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2022. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded as of March 31, 2022 that our disclosure controls and procedures are designed at a reasonable assurance level and effective in providing reasonable assurance that the information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1.    Legal Proceedings

We are reviewing and investigating whether business activities in Japan and other markets violate certain provisions of the Foreign Corrupt Practices Act ("FCPA"). We voluntarily notified the United States Securities and Exchange Commission ("SEC") and the United States Department of Justice ("DOJ") during 2021 that we have engaged outside counsel to conduct this review and investigation. We have provided status updates to the SEC and DOJ since that time. Any determination that our operations or activities are not in compliance with existing laws, including the FCPA, could result in the imposition of fines, penalties, and equitable remedies. We cannot currently predict the outcome of the review and investigation or the potential impact on our financial statements.

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

Item 1A.    Risk Factors

A description of the risk factors associated with our business is contained in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended December 31, 2021.  There have been no material changes to our Risk Factors as previously reported.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (b), (c)
January 1, 2022 through January 31, 2022	1,067,289	$116.15	1,067,289	$1,002.5
February 1, 2022 through February 28, 2022	2,269,943	110.30	2,266,408	752.5
March 1, 2022 through March 31, 2022	296,516	105.39	296,516	721.2
Total	3,633,748	111.62	3,630,213

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

(c)    In January 2022, we entered into a $250.0 million accelerated share repurchase ("ASR") agreement and received, on February 1, 2022, an initial delivery of 1.9 million shares of our common stock, representing approximately 80 percent of the total contract value. The ASR agreement concluded and on February 17, 2022, we received an additional 0.3 million shares. Shares purchased pursuant to the ASR agreement are presented in the table above in the periods in which they were received.

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

EDWARDS LIFESCIENCES CORPORATION
(Registrant)
Date:	April 28, 2022	By:	/s/ SCOTT B. ULLEM
Scott B. Ullem Chief Financial Officer (Principal Financial Officer; Duly Authorized Officer)
Date:	April 28, 2022	By:	/s/ ROBERT W.A. SELLERS
Robert W.A. Sellers Corporate Controller (Principal Accounting Officer)