Form 10-Q
period 2022-09-30
Edwards Lifesciences Corp
filed 2022-10-28
CIK 1099800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The number of shares outstanding of the registrant's common stock, $1.00 par value, as of October 24, 2022 was 618,260,499.

EDWARDS LIFESCIENCES CORPORATION
FORM 10-Q
For the quarterly period ended September 30, 2022

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements contained in this report to be covered by the safe harbor provisions of such Acts. Statements other than statements of historical or current fact in this report or referred to or incorporated by reference into this report are "forward-looking statements" for purposes of these sections. These statements include, among other things, the expected impact of COVID-19 on our business, any predictions, opinions, expectations, plans, strategies, objectives and any statements of assumptions underlying any of the foregoing relating to the company's current and future business and operations, including, but not limited to, financial matters, development activities, clinical trials and regulatory matters, manufacturing and supply operations, and product sales and demand. These statements can sometimes be identified by the use of the forward-looking words such as "may," "believe," "will," "expect," "project," "estimate," "should," "anticipate," "plan," "goal," "continue," "seek," "pro forma," "forecast," "intend," "guidance," "optimistic," "aspire," "confident," other forms of these words or similar words or expressions or the negative thereof. Statements of past performance, efforts, or results about which inferences or assumptions may be made can also be forward-looking statements and are not indicative of future performance or results; these statements can be identified by the use of words such as "preliminary," "initial," diligence," "industry-leading," "compliant," "indications," or "early feedback" or other forms of these words or similar words or expressions or the negative thereof. These forward-looking statements are subject to substantial risks and uncertainties that could cause our results or future business, financial condition, results of operations or performance to differ materially from our historical results or experiences or those expressed or implied in any forward-looking statements contained in this report. These risks and uncertainties include, but are not limited to: uncertainties regarding the severity and duration of the COVID-19 pandemic and its impact on our business and the economy generally; clinical trial or commercial results or new product approvals and therapy adoption; inability or failure to comply with regulations; unpredictability of product launches; competitive dynamics; changes to reimbursement for the company's products; the company’s success in developing new products and avoiding manufacturing and quality issues; the impact of currency exchange rates; the timing or results of research and development and clinical trials; unanticipated actions by the United States Food and Drug Administration and other regulatory agencies; changes to tax laws; unexpected impacts or expenses of litigation or internal or government investigations; and other risks detailed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2021, as such risks and uncertainties may be amended, supplemented or superseded from time to time by our subsequent reports on Forms 10-Q and 8-K we file with the Securities and Exchange Commission. These forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections.

Unless otherwise indicated or otherwise required by the context, the terms "we," "our," "it," "its," "Company," "Edwards," and "Edwards Lifesciences" refer to Edwards Lifesciences Corporation and its subsidiaries.

Part I. Financial Information
Item 1.    Financial Statements
EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions, except par value; unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$1,247.8	$862.8
Short-term investments (Note 4)	490.9	604.0
Accounts receivable, net of allowances of $7.5 and $9.3, respectively	618.1	582.2
Other receivables	43.3	82.7
Inventories (Note 2)	757.8	726.7
Prepaid expenses	88.4	85.2
Other current assets	267.6	237.1
Total current assets	3,513.9	3,180.7
Long-term investments (Note 4)	1,381.0	1,834.2
Property, plant, and equipment, net	1,566.4	1,546.6
Operating lease right-of-use assets	87.7	92.1
Goodwill	1,158.7	1,167.9
Other intangible assets, net (Note 3)	266.5	323.6
Deferred income taxes	347.5	246.7
Other assets (Note 5)	316.5	110.8
Total assets	$8,638.2	$8,502.6
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$154.9	$204.5
Accrued and other liabilities (Note 2)	739.5	802.3
Operating lease liabilities	23.5	25.5
Total current liabilities	917.9	1,032.3
Long-term debt	596.2	595.7
Contingent consideration liabilities (Note 7)	25.7	62.0
Taxes payable	142.9	190.0
Operating lease liabilities	67.1	69.1
Uncertain tax positions	295.6	259.0
Litigation settlement accrual (Note 2)	153.9	191.3
Other liabilities	221.1	267.3
Total liabilities	2,420.4	2,666.7
Commitments and contingencies (Note 11)
Stockholders' equity
Preferred stock, $0.01 par value, authorized 50.0 shares, no shares outstanding	—	—
Common stock, $1.00 par value, 1,050.0 shares authorized, 645.7 and 642.0 shares issued, and 619.4 and 624.1 shares outstanding, respectively	645.7	642.0
Additional paid-in capital	1,914.5	1,700.4
Retained earnings	7,191.6	6,068.1
Accumulated other comprehensive loss (Note 12)	(256.0)	(157.7)
Treasury stock, at cost, 26.3 and 17.9 shares, respectively	(3,278.0)	(2,416.9)
Total stockholders' equity	6,217.8	5,835.9
Total liabilities and stockholders' equity	$8,638.2	$8,502.6
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in millions, except per share information; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$1,319.0	$1,310.2	$4,034.1	$3,902.8
Cost of sales	253.8	311.7	822.5	939.4
Gross profit	1,065.2	998.5	3,211.6	2,963.4
Selling, general, and administrative expenses	377.3	364.4	1,156.6	1,069.7
Research and development expenses	233.6	238.0	713.0	670.3
Intellectual property litigation (income) expenses, net	(2.4)	4.7	10.8	13.5
Change in fair value of contingent consideration liabilities, net (Note 7)	(12.5)	1.1	(36.3)	(106.0)
Special charge (Note 3)	66.8	—	66.8	—
Operating income	402.4	390.3	1,300.7	1,315.9
Interest (income) expense, net	(6.9)	0.8	(8.4)	1.5
Other expense (income), net	2.0	(1.4)	1.0	(11.3)
Income before provision for income taxes	407.3	390.9	1,308.1	1,325.7
Provision for income taxes	63.8	50.8	184.6	157.9
Net income	$343.5	$340.1	$1,123.5	$1,167.8

Share information (Note 13)
Earnings per share:
Basic	$0.55	$0.55	$1.81	$1.87
Diluted	$0.55	$0.54	$1.79	$1.85
Weighted-average number of common shares outstanding:
Basic	619.8	623.6	621.0	623.0
Diluted	624.5	631.7	626.9	631.0
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$343.5	$340.1	$1,123.5	$1,167.8
Other comprehensive (loss) income, net of tax (Note 12):
Foreign currency translation adjustments	(41.7)	(12.2)	(94.9)	(33.9)
Unrealized gain on hedges	20.6	18.3	65.3	45.2
Unrealized pension costs	(0.1)	(0.1)	(0.2)	—
Unrealized loss on available-for-sale investments	(15.1)	(3.9)	(83.1)	(9.7)
Reclassification of realized investment losses to earnings	4.7	2.1	14.6	4.1
Other comprehensive (loss) income	(31.6)	4.2	(98.3)	5.7
Comprehensive income	$311.9	$344.3	$1,025.2	$1,173.5
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income	$1,123.5	$1,167.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	104.2	101.8
Non-cash operating lease cost	20.6	21.4
Stock-based compensation (Note 9)	98.9	85.1
Impairment charge (Note 3)	55.1	4.0
Change in fair value of contingent consideration liabilities, net (Note 7)	(36.3)	(106.0)
Loss (gain) on investments, net	49.1	(25.6)
Deferred income taxes	(148.7)	20.1
Other	5.5	5.3
Changes in operating assets and liabilities:
Accounts and other receivables, net	(83.0)	(97.9)
Inventories	(151.1)	25.6
Accounts payable and accrued liabilities	(55.7)	164.1
Income taxes	8.8	29.0
Prepaid expenses and other current assets	20.3	1.5
Litigation settlement accrual	(36.1)	(19.1)
Other	(39.7)	(18.6)
Net cash provided by operating activities	935.4	1,358.5
Cash flows from investing activities
Capital expenditures	(175.7)	(236.0)
Purchases of held-to-maturity investments (Note 4)	(285.5)	(103.0)
Proceeds from held-to-maturity investments (Note 4)	324.5	70.0
Purchases of available-for-sale investments (Note 4)	(302.8)	(722.0)
Proceeds from available-for-sale investments (Note 4)	761.1	262.1
Payment for acquisition options	(107.6)	(5.7)
Issuances of notes receivable	(51.5)	(3.6)
Collections of notes receivable	18.0	10.0
Other	(22.9)	(28.4)
Net cash provided by (used in) investing activities	157.6	(756.6)
Cash flows from financing activities
Proceeds from issuance of debt	—	5.2
Payments on debt and finance lease obligations	(0.1)	(6.9)
Purchases of treasury stock	(861.1)	(416.3)
Proceeds from stock plans	118.9	124.7
Other	(3.8)	(1.0)
Net cash used in financing activities	(746.1)	(294.3)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	37.4	12.1
Net increase in cash, cash equivalents, and restricted cash	384.3	319.7
Cash, cash equivalents, and restricted cash at beginning of period	867.4	1,200.2
Cash, cash equivalents, and restricted cash at end of period	$1,251.7	$1,519.9
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions; unaudited)

	Common Stock		Treasury Stock
	Shares	Par Value	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2021	642.0	$642.0	17.9	$(2,416.9)	$1,700.4	$6,068.1	$(157.7)	$5,835.9
Net income						373.6		373.6
Other comprehensive loss, net of tax							(28.9)	(28.9)
Common stock issued under stock plans	0.9	0.9			36.6			37.5
Stock-based compensation expense					32.4			32.4
Purchases of treasury stock			3.6	(405.6)				(405.6)
Balance at March 31, 2022	642.9	$642.9	21.5	$(2,822.5)	$1,769.4	$6,441.7	$(186.6)	$5,844.9
Net income						406.4		406.4
Other comprehensive loss, net of tax							(37.8)	(37.8)
Common stock issued under equity plans	2.1	2.1			46.9			49.0
Stock-based compensation expense					36.2			36.2
Purchases of treasury stock			3.7	(355.1)				(355.1)
Balance at June 30, 2022	645.0	$645.0	25.2	$(3,177.6)	$1,852.5	$6,848.1	$(224.4)	$5,943.6
Net income						343.5		343.5
Other comprehensive loss, net of tax							(31.6)	(31.6)
Common stock issued under equity plans	0.7	0.7			31.7			32.4
Stock-based compensation expense					30.3			30.3
Purchases of treasury stock			1.1	(100.4)				(100.4)
Balance at September 30, 2022	645.7	$645.7	26.3	$(3,278.0)	$1,914.5	$7,191.6	$(256.0)	$6,217.8
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

In the opinion of management, the interim consolidated condensed financial statements reflect all adjustments necessary for a fair statement of the results for the interim periods presented. All such adjustments, unless otherwise noted herein, are of a normal, recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

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

In November 2021, the FASB issued an amendment to the accounting guidance on government assistance. The guidance requires certain disclosures about transactions with a government that are accounted for by applying a grant or contribution model. The guidance was effective for annual periods beginning after December 15, 2021. The adoption of this guidance was applied prospectively and did not have an impact on the Company's consolidated financial statements.

2.     OTHER CONSOLIDATED FINANCIAL STATEMENT DETAILS

Composition of Certain Financial Statement Captions
(in millions)

Components of selected captions in the consolidated condensed balance sheets consisted of the following:

	September 30, 2022	December 31, 2021
Inventories
Raw materials	$143.7	$132.8
Work in process	172.7	164.3
Finished products	441.4	429.6
	$757.8	$726.7

At September 30, 2022 and December 31, 2021, $105.0 million and $125.8 million, respectively, of the Company's finished products inventories were held on consignment.

	September 30, 2022	December 31, 2021
Accrued and other liabilities
Employee compensation and withholdings	$250.0	$319.7
Taxes payable	38.6	30.6
Property, payroll, and other taxes	54.8	68.9
Research and development accruals	71.6	58.2
Accrued rebates	91.8	77.0
Fair value of derivatives	4.4	3.9
Accrued marketing expenses	15.3	20.1
Legal and insurance (a)	81.1	79.1
Accrued relocation costs	25.9	26.2
Accrued professional services	11.2	11.9
Accrued realignment reserves	16.2	19.1
Other accrued liabilities	78.6	87.6
	$739.5	$802.3
_______________________________________
(a)     On July 12, 2020, the Company reached an agreement with Abbott Laboratories and its direct and indirect subsidiaries to, among other things, settle all outstanding patent disputes between the companies in cases related to transcatheter mitral and tricuspid repair products. As of September 30, 2022, $51.3 million was accrued in "Accrued and other liabilities" and $153.9 million was accrued in "Litigation settlement accrual" on the consolidated condensed balance sheet.

Supplemental Cash Flow Information
(in millions)

	Nine Months Ended September 30,
	2022	2021
Cash paid during the year for:
Income taxes	$315.9	$112.6
Amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$22.2	$24.1
Non-cash investing and financing transactions:
Right-of-use assets obtained in exchange for new lease liabilities	$24.7	$13.5
Capital expenditures accruals	$25.3	$20.1
Conversion of notes receivable to equity investment	$—	$21.5

Cash, Cash Equivalents, and Restricted Cash
(in millions)

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$1,247.8	$862.8
Restricted cash included in other current assets	1.1	1.5
Restricted cash included in other assets	2.8	3.1
Total cash, cash equivalents, and restricted cash	$1,251.7	$867.4

Amounts included in restricted cash primarily represent funds placed in escrow related to litigation.

3.    SPECIAL CHARGE

In September 2022, the Company decided to exit its HARPOON surgical mitral repair system program. As a result, the Company recorded a charge to its United States segment of $68.4 million, of which $66.8 million was included in "Special Charge" and $1.6 million was included in "Cost of Sales" on the consolidated condensed statements of operations. The charge primarily related to the full impairment of intangible assets associated with the technology and other related exit costs. The

Company believes that no additional contingent consideration is due and, in September 2022, recorded an $11.7 million contingent consideration gain associated with the exit (see Note 7).

4.     INVESTMENTS

Debt Securities

Investments in debt securities at the end of each period were as follows (in millions):

	September 30, 2022				December 31, 2021
Held-to-maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Bank time deposits	$123.0	$—	$—	$123.0	$162.0	$—	$—	$162.0

Available-for-sale
Bank time deposits	$—	$—	$—	$—	$2.5	$—	$—	$2.5
Commercial paper	—	—	—	—	127.7	—	—	127.7
United States government and agency securities	143.0	—	(6.8)	136.2	147.4	0.6	(0.7)	147.3
Asset-backed securities	447.9	—	(15.1)	432.8	515.2	0.3	(2.9)	512.6
Corporate debt securities	1,124.3	—	(55.8)	1,068.5	1,397.1	2.0	(8.3)	1,390.8
Municipal securities	2.8	—	(0.3)	2.5	2.8	—	—	2.8
Total	$1,718.0	$—	$(78.0)	$1,640.0	$2,192.7	$2.9	$(11.9)	$2,183.7
The cost and fair value of investments in debt securities, by contractual maturity, as of September 30, 2022, were as follows:

	Held-to-Maturity		Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Due in 1 year or less	$118.5	$118.5	$379.3	$372.4
Due after 1 year through 5 years	4.5	4.5	840.7	789.0
Due after 5 years through 10 years	—	—	6.6	6.3
Instruments not due at a single maturity date (a)	—	—	491.4	472.3
	$123.0	$123.0	$1,718.0	$1,640.0
_______________________________________
(a)     Consists primarily of asset-backed securities.
Actual maturities may differ from the contractual maturities due to call or prepayment rights.
The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of September 30, 2022 and December 31, 2021, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	September 30, 2022
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
United States government and agency securities	$102.5	$(4.6)	$33.3	$(2.2)	$135.8	$(6.8)
Asset-backed securities	287.8	(6.0)	138.7	(9.1)	426.5	(15.1)
Corporate debt securities	848.9	(37.1)	221.2	(18.7)	1,070.1	(55.8)
Municipal securities	2.5	(0.3)	—	—	2.5	(0.3)
	$1,241.7	$(48.0)	$393.2	$(30.0)	$1,634.9	$(78.0)

	December 31, 2021
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
United States government and agency securities	$85.1	$(0.7)	$—	$—	$85.1	$(0.7)
Asset-backed securities	433.3	(2.9)	—	—	433.3	(2.9)
Corporate debt securities	1,114.1	(8.3)	—	—	1,114.1	(8.3)
	$1,632.5	$(11.9)	$—	$—	$1,632.5	$(11.9)

The Company reviews its investments in debt securities to determine if there has been an other-than-temporary decline in fair value. Consideration is given to 1) the length of time and the extent to which the security's fair value has been below cost, 2) the financial condition and near term prospects of the issuer, including the credit quality of the security's issuer, 3) the Company's intent to sell the security, and 4) whether it is more likely than not the Company will have to sell the security before recovery of its amortized cost. During the nine months ended September 30, 2022, the decline in fair value of the debt securities was largely due to changes in interest rates, not credit quality, and as of September 30, 2022, the Company did not intend to sell the securities, and it was not more likely than not that it will be required to sell the securities, before recovery of the unrealized losses.

Investments in Unconsolidated Entities

The Company has a number of equity investments in unconsolidated entities. These investments are recorded in "Long-term Investments" on the consolidated condensed balance sheets, and are as follows:

	September 30, 2022	December 31, 2021
	(in millions)
Equity method investments
Carrying value of equity method investments	$21.5	$8.4
Equity securities
Carrying value of non-marketable equity securities	87.4	84.1
Total investments in unconsolidated entities	$108.9	$92.5

During the nine months ended September 30, 2022, the Company made $13.2 million of equity investments in limited liability companies that invest in qualified community development entities ("CDEs") through the New Markets Tax Credit ("NMTC") program. The NMTC program provides federal tax incentives to investors to make investments in distressed communities and promotes economic improvements through the development of successful businesses in these communities. The NMTC is equal to 39% of the qualified investment and is taken over seven years. These limited liability companies are variable interest entities ("VIEs"). The Company determined that it is not the primary beneficiary of the VIEs because it does not have the power to direct the activities that most significantly impact the economic performance of the VIEs, and therefore the Company does not consolidate these entities. Instead, the NMTC investments are accounted for as equity method investments.

Non-marketable equity securities consist of investments in privately held companies without readily determinable fair values, and are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. As of September 30, 2022, the Company had recorded cumulative upward adjustments of $8.0 million based on observable price changes, and cumulative downward adjustments of $2.6 million due to impairments and observable price changes.

During the three and nine months ended September 30, 2022, the gross realized gains or losses from sales of available-for-sale investments were not material.

5.     INVESTMENTS IN VARIABLE INTEREST ENTITIES

Edwards has relationships with various variable interest entities that it does not consolidate as Edwards lacks the power to direct the activities that significantly impact the economic success of these entities.

In August 2022, the Company entered into an option agreement with a medical device company. Under the option agreement, Edwards paid $47.1 million for an option to acquire the medical device company. The $47.1 million option is included in "Other Assets" on the consolidated condensed balance sheet.

In June 2022, the Company entered into a convertible promissory note and amended its existing warrant agreement with a medical device company. Under the convertible promissory note agreement, the Company has agreed to loan the medical device company up to $47.5 million, of which $32.5 million has been advanced as of September 30, 2022. In addition, the Company amended its warrant agreement under which the Company had previously paid $35.0 million for an option to acquire the medical device company. The amendment extends the warrant right period. The $35.0 million warrant and the $32.5 million note receivable are included in "Other Assets" on the consolidated condensed balance sheet.

In May 2022, the Company entered into an option agreement with a medical technology company. Under the option agreement, Edwards paid $60.0 million, of which $10 million was paid in 2021 as a deposit, for an option to acquire the medtech company. The $60.0 million option is included in "Other Assets" on the consolidated condensed balance sheet.

6.    DEBT

In July 2022, the Company and certain of its subsidiaries, as borrowers, entered into a new Five-Year Credit Agreement (the "New Credit Agreement") with the lenders thereto, which provides for a $750.0 million multi-currency unsecured revolving credit facility and replaces the Company's prior credit agreement and related revolving credit facility. The New Credit Agreement matures on July 15, 2027. Subject to certain terms and conditions and the agreement of the lenders, the Company may increase the amount available under the New Credit Agreement by up to an additional $250.0 million in the aggregate and extend the maturity date for an additional year. Borrowings under the New Credit Agreement bear interest at a variable rate based on the Secured Overnight Financing Rate, plus a spread ranging from 0.8% to 1.3%, depending on the leverage ratio or credit rating, as defined in the agreement. The Company will also pay a facility fee ranging from 0.09% to 0.20%, depending on the Company's leverage ratio or credit rating, on the entire credit commitment available, whether or not drawn. The New Credit Agreement contains various financial and other covenants, including a maximum leverage ratio, as defined in the agreement. As of September 30, 2022, no amounts were outstanding under the New Credit Agreement and the Company was in compliance with all covenants.

7.     FAIR VALUE MEASUREMENTS

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

The consolidated condensed financial statements include financial instruments for which the fair market value of such instruments may differ from amounts reflected on a historical cost basis. Financial instruments of the Company consist of cash deposits, accounts and other receivables, investments, accounts payable, certain accrued liabilities, and borrowings under a revolving credit agreement. The carrying value of these financial instruments generally approximates fair value due to their short-term nature. Financial instruments also include notes payable. As of September 30, 2022, the fair value of the notes payable, based on Level 2 inputs, was $560.8 million.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company's financial instruments which are measured at fair value on a recurring basis (in millions):

September 30, 2022	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$16.7	$144.6	$—	$161.3
Available-for-sale investments:
Corporate debt securities	—	1,068.5	—	1,068.5
Asset-backed securities	—	432.8	—	432.8
United States government and agency securities	38.5	97.7	—	136.2
Municipal securities	—	2.5	—	2.5
Investments held for deferred compensation plans	104.1	—	—	104.1
Derivatives	—	156.8	—	156.8
	$159.3	$1,902.9	$—	$2,062.2
Liabilities
Derivatives	$—	$4.4	$—	$4.4
Deferred compensation plans	104.1	—	—	104.1
Contingent consideration liabilities	—	—	25.7	25.7
Other liability	—	—	14.0	14.0
	$104.1	$4.4	$39.7	$148.2
December 31, 2021
Assets
Cash equivalents	$15.2	$30.7	$—	$45.9
Available-for-sale investments:
Bank time deposits	—	2.5	—	2.5
Corporate debt securities	—	1,390.8	—	1,390.8
Asset-backed securities	—	512.6	—	512.6
United States government and agency securities	28.4	118.9	—	147.3
Commercial paper	—	127.7	—	127.7
Municipal securities	—	2.8	—	2.8
Investments held for deferred compensation plans	130.7	—	—	130.7
Derivatives	—	55.3	—	55.3
	$174.3	$2,241.3	$—	$2,415.6
Liabilities
Derivatives	$—	$3.9	$—	$3.9
Deferred compensation plans	130.9	—	—	130.9
Contingent consideration liabilities	—	—	62.0	62.0
Other liability	—	—	14.0	14.0
	$130.9	$3.9	$76.0	$210.8

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

Contingent Consideration Liabilities

Certain of the Company's acquisitions involve contingent consideration arrangements. Payment of additional consideration is contingent upon the acquired company reaching certain performance milestones, such as attaining specified sales levels or obtaining regulatory approvals. These contingent consideration liabilities are measured at estimated fair value using either a probability weighted discounted cash flow analysis or a Monte Carlo simulation model, both of which consider significant unobservable inputs. These inputs as of September 30, 2022 include (1) the discount rate used to present value the projected cash flows (ranging from 2.8% to 12.3%; weighted average of 4.1%), (2) the probability of milestone achievement (ranging from 0% to 50%; weighted average of 39.6%), (3) the projected payment dates (2026), and (4) the volatility of future sales (ranging from 45.0% to 55.0%; weighted average of 55.0%). The weighted average of each of the above inputs was determined based on the relative fair value of each obligation. The use of different assumptions could have a material effect on the estimated fair value amounts.

The following tables summarize the changes in fair value of the contingent consideration and the other liability (in millions):

	Contingent Consideration	Other liability	Total
Balance at December 31, 2021	$62.0	$14.0	$76.0
Changes in fair value	(36.3)	—	(36.3)
Balance at September 30, 2022	$25.7	$14.0	$39.7

	Contingent Consideration	Other liability	Total
Balance at December 31, 2020	$186.1	$—	$186.1
Additions	—	14.0	14.0
Changes in fair value	(106.0)	—	(106.0)
Balance at September 30, 2021	$80.1	$14.0	$94.1

The contingent consideration liabilities related to certain of the Company's previous business acquisitions were reduced in the nine months ended September 30, 2022 by $30.9 million due to both the changes in projected probabilities of milestone achievement and the Company's decision during the third quarter of 2022 to exit its HARPOON surgical mitral repair system program (see Note 3). The contingent consideration liabilities were reduced in the nine months ended September 30, 2021 by $105.2 million due to changes in the projected probabilities and timing of milestone achievements and the projected timing of cash inflows.

8.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses derivative financial instruments to manage its currency exchange rate risk and its interest rate risk as summarized below. Notional amounts are stated in United States dollar equivalents at spot exchange rates at the respective dates. The Company does not enter into these arrangements for trading or speculation purposes.

	Notional Amount
	September 30, 2022	December 31, 2021
	(in millions)
Foreign currency forward exchange contracts	$1,439.9	$1,498.8
Cross currency swap contracts	300.0	300.0

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

The following table presents the location and fair value amounts of derivative instruments reported in the consolidated condensed balance sheets (in millions):

		Fair Value
Derivatives designated as hedging instruments	Balance Sheet Location	September 30, 2022	December 31, 2021
Assets
Foreign currency contracts	Other current assets	$93.7	$36.2
Foreign currency contracts	Other assets	$3.8	$—
Cross currency swap contracts	Other assets	$59.3	$19.1
Liabilities
Foreign currency contracts	Accounts payable and accrued liabilities	$4.4	$3.9

The following table presents the effect of master-netting agreements and rights of offset on the consolidated condensed balance sheets (in millions):

				Gross Amounts Not Offset in the Consolidated Balance Sheet
		Gross Amounts Offset in the Consolidated Balance Sheet
			Net Amounts Presented in the Consolidated Balance Sheet
September 30, 2022	Gross Amounts			Financial Instruments	Cash Collateral Received	Net Amount
Derivative assets
Foreign currency contracts	$97.5	$—	$97.5	$(4.4)	$—	$93.1
Cross currency swap contracts	$59.3	$—	$59.3	$—	$—	$59.3
Derivative liabilities
Foreign currency contracts	$4.4	$—	$4.4	$(4.4)	$—	$—
December 31, 2021
Derivative assets
Foreign currency contracts	$36.2	$—	$36.2	$(2.8)	$—	$33.4
Cross currency swap contracts	$19.1	$—	$19.1	$—	$—	$19.1
Derivative liabilities
Foreign currency contracts	$3.9	$—	$3.9	$(2.8)	$—	$1.1
The following tables present the effect of derivative and non-derivative hedging instruments on the consolidated condensed statements of operations and consolidated condensed statements of comprehensive income (in millions):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended September 30,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Three Months Ended September 30,

	2022	2021		2022	2021
Cash flow hedges
Foreign currency contracts	$55.5	$14.2	Cost of sales	$27.1	$(10.8)
			Selling, general, and administrative expenses	$—	$(0.3)

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Nine Months Ended September 30,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Nine Months Ended September 30,

	2022	2021		2022	2021
Cash flow hedges
Foreign currency contracts	$138.1	$38.5	Cost of sales	$50.7	$(24.6)
			Selling, general, and administrative expenses	$—	$(0.6)

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Amount of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Three Months Ended September 30,		Location of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)	Three Months Ended September 30,

	2022	2021		2022	2021
Net investment hedges
Cross currency swap contracts	$16.9	$6.5	Interest (income) expense, net	$1.8	$1.6

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Amount of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Nine Months Ended September 30,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Nine Months Ended September 30,

	2022	2021		2022	2021
Net investment hedges
Cross currency swap contracts	$40.2	$11.9	Interest (income) expense, net	$5.4	$4.7

The cross currency swap contracts have an expiration date of June 15, 2028. At maturity of the cross currency swap contracts, the Company will deliver the notional amount of €257.2 million and will receive $300.0 million from the counterparties. The Company will receive semi-annual interest payments from the counterparties based on a fixed interest rate until maturity of the agreements.

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended September 30,
	Location of Gain or (Loss) Recognized in Income on Derivative
		2022	2021
Fair value hedges
Foreign currency contracts	Other expense (income), net	$4.5	$1.0

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Nine Months Ended September 30,
	Location of Gain or (Loss) Recognized in Income on Derivative
		2022	2021
Fair value hedges
Foreign currency contracts	Other expense (income), net	$4.5	$8.8

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended September 30,
	Location of Gain or (Loss) Recognized in Income on Derivative
		2022	2021
Derivatives not designated as hedging instruments
Foreign currency contracts	Other expense (income), net	$24.0	$5.7

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Nine Months Ended September 30,
	Location of Gain or (Loss) Recognized in Income on Derivative
		2022	2021
Derivatives not designated as hedging instruments
Foreign currency contracts	Other expense (income), net	$66.1	$16.6

The following tables present the effect of fair value and cash flow hedge accounting on the consolidated condensed statements of operations (in millions):

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Cost of sales	Selling, general, and administrative expenses	Other Expense (Income), net	Cost of sales	Selling, general, and administrative expenses	Other Expense (Income), net

Total amounts of income and expense line items presented in the consolidated condensed statements of operations in which the effects of fair value or cash flow hedges are recorded	$(253.8)	$(377.3)	$(2.0)	$(822.5)	$(1,156.6)	$(1.0)
The effects of cash flow hedging:
Gain (loss) on fair value hedging relationships:
Foreign currency contracts:
Hedged items	$—	$—	$(4.1)	$—	$—	$(4.1)
Derivatives designated as hedging instruments	$—	$—	$4.1	$—	$—	$4.1
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach	$—	$—	$0.4	$—	$—	$0.4
Gain (loss) on cash flow hedging relationships:
Foreign currency contracts:
Amount of gain (loss) reclassified from accumulated OCI into income	$27.1	$—	$—	$50.7	$—	$—

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Cost of sales	Selling, general, and administrative expenses	Other Expense (Income), net	Cost of sales	Selling, general, and administrative expenses	Other Expense (Income), net

Total amounts of income and expense line items presented in the consolidated condensed statements of operations in which the effects of fair value or cash flow hedges are recorded	$(311.7)	$(364.4)	$1.4	$(939.4)	$(1,069.7)	$11.3
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships:
Foreign currency contracts:
Hedged items	$—	$—	$(0.2)	$—	$—	$(6.4)
Derivatives designated as hedging instruments	$—	$—	$0.2	$—	$—	$6.4
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach	$—	$—	$0.8	$—	$—	$2.4
Gain (loss) on cash flow hedging relationships:
Foreign currency contracts:
Amount of gain (loss) reclassified from accumulated OCI into income	$(10.8)	$(0.3)	$—	$(24.6)	$(0.6)	$—

The Company expects that during the next twelve months it will reclassify to earnings a $38.1 million gain currently recorded in "Accumulated Other Comprehensive Loss."

9.    STOCK-BASED COMPENSATION

Stock-based compensation expense related to awards issued under the Company's incentive compensation plans for the three and nine months ended September 30, 2022 and 2021 was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of sales	$5.3	$4.9	$18.4	$16.1
Selling, general, and administrative expenses	18.1	15.9	57.9	50.7
Research and development expenses	6.9	5.8	22.6	18.3
Total stock-based compensation expense	30.3	26.6	98.9	85.1
Income tax benefit	(4.9)	(4.7)	(15.2)	(13.5)
Total stock-based compensation expense, net of tax	$25.4	$21.9	$83.7	$71.6

At September 30, 2022, the total remaining compensation cost related to nonvested stock options, restricted stock units, market-based restricted stock units, and employee stock purchase plan ("ESPP") subscription awards amounted to $220.3 million, which will be amortized on a straight-line basis over each award's requisite service period. The weighted-average remaining requisite service period is 32 months.

During the nine months ended September 30, 2022, the Company granted 1.6 million stock options at a weighted-average exercise price per share of $105.18, and 0.7 million restricted stock units at a weighted-average grant-date fair value per share of $104.41. During the nine months ended September 30, 2022, the Company also granted 0.1 million market-based restricted stock units at a weighted-average grant-date fair value per share of $124.92 and issued an additional 0.1 million shares of common stock related to a previous year's grant of market-based restricted stock units since the payout percentage achieved at the end of the performance period was in excess of the targeted shares. The market-based restricted stock units granted during the nine months ended September 30, 2022 vest based on a combination of certain service and market conditions. The actual number of shares issued will be determined based on the Company's total shareholder return relative to a selected industry peer group over a three-year performance period and may range from 0% to 175.0% of the targeted number of shares granted.

Fair Value Disclosures

The weighted-average assumptions used in a Monte Carlo simulation model to determine the fair value of the market-based restricted stock units granted during the nine months ended September 30, 2022 and 2021 included an average risk-free interest rate of 2.9% and 0.4%, respectively, and an expected volatility rate of 33.9% and 34.4%, respectively.

The following table includes the weighted-average grant-date fair values of stock options granted during the periods indicated and the related weighted-average assumptions used in the Black-Scholes option pricing model:

Option Awards	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Risk-free interest rate	3.2%	0.9%	3.0%	0.8%
Expected dividend yield	None	None	None	None
Expected volatility	31.5%	33.5%	31.5%	33.5%
Expected term (years)	4.9	5.3	5.0	5.0
Fair value, per option	$32.00	$34.38	$34.77	$28.78

The following table includes the weighted-average grant-date fair values for ESPP subscriptions granted during the periods indicated and the related weighted-average assumptions used in the Black-Scholes option pricing model:

ESPP	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Risk-free interest rate	2.5%	0.1%	0.5%	0.1%
Expected dividend yield	None	None	None	None
Expected volatility	31.1%	33.7%	32.0%	36.6%
Expected term (years)	0.8	0.7	0.6	0.6
Fair value, per share	$21.53	$29.85	$28.18	$23.07

10.    ACCELERATED SHARE REPURCHASE

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

11.    COMMITMENTS AND CONTINGENCIES

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

On September 28, 2021, Aortic Innovations LLC, a non-practicing entity, filed a lawsuit against Edwards Lifesciences Corporation and certain of its subsidiaries ("Edwards") in the United States District Court for the District of Delaware alleging that Edwards’ SAPIEN 3 Ultra product infringes certain of its patents. The Company is unable to predict the ultimate outcome of this matter or estimate a range of possible exposure; therefore, no amount has been accrued. The Company intends to vigorously defend itself in this litigation.

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

The Company is subject to various environmental laws and regulations both within and outside of the United States. The Company's operations, like those of other medical device companies, involve the use of substances regulated under environmental laws, primarily in manufacturing and sterilization processes. While it is difficult to quantify the potential impact of continuing compliance with environmental protection laws, management believes that such compliance will not have a material impact on the Company's financial results. The Company's threshold of disclosing material environmental legal proceedings involving a governmental authority where potential monetary sanctions are involved is $1 million.

12.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables summarize the activity for each component of "Accumulated Other Comprehensive Loss" (in millions):

	Foreign Currency Translation Adjustments	Unrealized Gain on Hedges	Unrealized Loss on Available-for-sale Investments	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
December 31, 2021	$(172.5)	$29.7	$(6.9)	$(8.0)	$(157.7)
Other comprehensive (loss) gain before reclassifications	(7.4)	24.7	(47.6)	—	(30.3)
Amounts reclassified from accumulated other comprehensive loss	(1.6)	(7.3)	4.8	—	(4.1)
Deferred income tax (expense) benefit	(1.0)	(4.0)	10.5	—	5.5
March 31, 2022	$(182.5)	$43.1	$(39.2)	$(8.0)	$(186.6)
Other comprehensive (loss) gain before reclassifications	(36.5)	57.9	(20.9)	(0.1)	0.4
Amounts reclassified from accumulated other comprehensive loss	(2.0)	(16.3)	5.1	—	(13.2)
Deferred income tax expense	(4.7)	(10.3)	(10.0)	—	(25.0)
June 30, 2022	$(225.7)	$74.4	$(65.0)	$(8.1)	$(224.4)
Other comprehensive (loss) gain before reclassifications	(35.7)	59.2	(15.1)	(0.2)	8.2
Amounts reclassified from accumulated other comprehensive loss	(1.8)	(31.6)	4.7	—	(28.7)
Deferred income tax (expense) benefit	(4.2)	(7.0)	—	0.1	(11.1)
September 30, 2022	$(267.4)	$95.0	$(75.4)	$(8.2)	$(256.0)

	Foreign Currency Translation Adjustments	Unrealized Loss on Hedges	Unrealized Gain on Available-for-sale Investments	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
December 31, 2020	$(122.4)	$(27.7)	$8.6	$(19.6)	$(161.1)
Other comprehensive (loss) gain before reclassifications	(30.2)	34.8	(6.1)	0.3	(1.2)
Amounts reclassified from accumulated other comprehensive loss	(1.6)	(0.9)	0.9	—	(1.6)
Deferred income tax (expense) benefit	(0.4)	(9.4)	1.3	—	(8.5)
March 31, 2021	$(154.6)	$(3.2)	$4.7	$(19.3)	$(172.4)
Other comprehensive gain (loss) before reclassifications	12.9	(3.4)	(1.0)	(0.2)	8.3
Amounts reclassified from accumulated other comprehensive loss	(1.5)	7.2	1.1	—	6.8
Deferred income tax expense	(0.9)	(1.4)	—	—	(2.3)
June 30, 2021	$(144.1)	$(0.8)	$4.8	$(19.5)	$(159.6)
Other comprehensive (loss) gain before reclassifications	(9.0)	14.5	(4.5)	(0.1)	0.9
Amounts reclassified from accumulated other comprehensive loss	(1.6)	10.1	2.1	—	10.6
Deferred income tax (expense) benefit	(1.6)	(6.3)	0.6	—	(7.3)
September 30, 2021	$(156.3)	$17.5	$3.0	$(19.6)	$(155.4)

The following table provides information about amounts reclassified from "Accumulated Other Comprehensive Loss" (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
					Affected Line on Consolidated Condensed Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	2022	2021	2022	2021
Foreign currency translation adjustments	$1.8	$1.6	$5.4	$4.7	Other expense (income), net
	(0.4)	(0.4)	(1.3)	(1.2)	Provision for income taxes
	$1.4	$1.2	$4.1	$3.5	Net of tax
Gain (loss) on hedges	$27.1	$(10.8)	$50.7	$(24.6)	Cost of sales
	—	(0.3)	—	(0.6)	Selling, general, and administrative expenses
	4.5	1.0	4.5	8.8	Other expense (income), net
	31.6	(10.1)	55.2	(16.4)	Total before tax
	(7.5)	2.5	(13.9)	5.1	Provision for income taxes
	$24.1	$(7.6)	$41.3	$(11.3)	Net of tax
Loss on available-for-sale investments	$(4.7)	$(2.1)	$(14.6)	$(4.1)	Other expense (income), net
	1.1	0.5	3.5	1.0	Provision for income taxes
	$(3.6)	$(1.6)	$(11.1)	$(3.1)	Net of tax

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

The table below presents the computation of basic and diluted earnings per share (in millions, except for per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic:
Net income	$343.5	$340.1	$1,123.5	$1,167.8
Weighted-average shares outstanding	619.8	623.6	621.0	623.0
Basic earnings per share	$0.55	$0.55	$1.81	$1.87
Diluted:
Net income	$343.5	$340.1	$1,123.5	$1,167.8
Weighted-average shares outstanding	619.8	623.6	621.0	623.0
Dilutive effect of stock plans	4.7	8.1	5.9	8.0
Dilutive weighted-average shares outstanding	624.5	631.7	626.9	631.0
Diluted earnings per share	$0.55	$0.54	$1.79	$1.85

Stock options, restricted stock units, and market-based restricted stock units to purchase an aggregate of 4.0 million and 1.7 million common shares for the three months ended September 30, 2022 and 2021, respectively, and 3.1 million and 2.0 million shares for the nine months ended September 30, 2022 and 2021, respectively, were outstanding, but were not included in the computation of diluted earnings per share for such periods because the effect would have been anti-dilutive.

14.    INCOME TAXES

The Company's effective income tax rates were 15.7% and 13.0% for the three months ended September 30, 2022 and 2021, respectively, and 14.1% and 11.9% for the nine months ended September 30, 2022 and 2021, respectively. The increase in the effective rate between the nine months ended September 30, 2022 and 2021 is primarily due to a reduced tax benefit from employee share-based compensation and the estimated impact of U.S. foreign tax credit regulations published by the U.S. Treasury on January 4, 2022. These regulations limit the amount of foreign taxes that are creditable against U.S. income taxes. In addition, the effective rates for the nine months ended September 30, 2022 and 2021 were lower than the federal statutory rate of 21% primarily due to (1) foreign earnings taxed at lower rates, (2) Federal and California research and development credits, and (3) the tax benefit from employee share-based compensation. The effective rates include a tax benefit from employee share-based compensation of $3.4 million and $12.9 million for the three months ended September 30, 2022 and 2021, respectively, and $36.7 million and $50.7 million for the nine months ended September 30, 2022 and 2021, respectively.

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

As of September 30, 2022 and December 31, 2021, the gross liability recorded for income taxes associated with uncertain tax positions was $418.3 million and $358.4 million, respectively. The Company estimates that these liabilities would be reduced by $169.2 million and $135.1 million, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, and timing adjustments. The net amounts of $249.1 million and $223.3 million, respectively, if not required, would favorably affect the Company's effective tax rate.

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

As of September 30, 2022, all material state, local, and foreign income tax matters have been concluded for years through 2015. While not material, the Company continues to address matters in India for years from 2010.

The audits of the Company’s United States federal income tax returns through 2014 have been closed. The IRS audit field work for the 2015 through 2017 tax years was substantially completed during the fourth quarter of 2020, except for transfer pricing and related matters. The IRS began its examination of the 2018 through 2020 tax years during the first quarter of 2022.

During 2021, the Company received a Notice of Proposed Adjustment (“NOPA”) from the IRS for the 2015-2017 tax years relating to transfer pricing involving certain Surgical/TAVR intercompany royalty transactions between the Company's United States and Switzerland subsidiaries. The NOPA proposes an increase to the Company's United States taxable income, which could result in additional tax expense for this period of approximately $200 million and represents a significant change to previously agreed upon transfer pricing methodologies for these types of transactions. The Company has formally disagreed with the NOPA and submitted a formal protest on the matter during the fourth quarter of 2021. During the second quarter of 2022, the Company received the IRS's rebuttal to its protest and was notified that the case had been transferred to the IRS Independent Office of Appeals. The Company continues to evaluate all possible remedies available to it, which could take several years to resolve. No payment of any amount related to the NOPA is required to be made, if at all, until all applicable proceedings have been completed. The Company believes the amounts previously accrued related to this uncertain tax position are sufficient and, accordingly, has not accrued any additional amount based on the NOPA received.

Certain Surgical/TAVR intercompany royalty transactions covering tax years 2015-2022 that were not resolved under the APA program remain subject to IRS examination, and those transactions and related tax positions remain uncertain as of September 30, 2022. The Company has considered this information, as well as information regarding the NOPA and rebuttal described above, in its evaluation of its uncertain tax positions. The impact of these unresolved transfer pricing matters, net of any correlative repatriation tax adjustment, may be significant to the Company’s consolidated condensed financial statements. Based on the information currently available and numerous possible outcomes, the Company cannot reasonably estimate what, if any, changes in its existing uncertain tax positions may occur in the next 12 months and, therefore, has continued to record the uncertain tax positions as a long-term liability.

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

The table below presents information about Edwards Lifesciences' reportable segments (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Segment Net Sales
United States	$786.8	$753.3	$2,337.1	$2,223.7
Europe	291.9	268.9	901.8	806.1
Japan	130.9	126.2	416.9	384.6
Rest of World	160.9	136.1	449.1	393.6
Total segment net sales	$1,370.5	$1,284.5	$4,104.9	$3,808.0
Segment Operating Income
United States	$535.0	$527.4	$1,596.0	$1,544.1
Europe	156.0	140.6	487.1	426.5
Japan	87.3	83.7	282.7	258.3
Rest of World	63.7	49.5	178.0	145.2
Total segment operating income	$842.0	$801.2	$2,543.8	$2,374.1

The table below presents reconciliations of segment net sales to consolidated net sales and segment operating income to consolidated pre-tax income (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Sales Reconciliation
Segment net sales	$1,370.5	$1,284.5	$4,104.9	$3,808.0
Foreign currency	(51.5)	25.7	(70.8)	94.8
Consolidated net sales	$1,319.0	$1,310.2	$4,034.1	$3,902.8
Pre-tax Income Reconciliation
Segment operating income	$842.0	$801.2	$2,543.8	$2,374.1
Unallocated amounts:
Corporate items	(415.6)	(413.6)	(1,285.4)	(1,178.7)
Special charge (Note 3)	(66.8)	—	(66.8)	—
Intellectual property litigation income (expenses), net	2.4	(4.7)	(10.8)	(13.5)
Change in fair value of contingent consideration liabilities, net	12.5	(1.1)	36.3	106.0
Foreign currency	27.9	8.5	83.6	28.0
Consolidated operating income	402.4	390.3	1,300.7	1,315.9
Non-operating (expense) income	4.9	0.6	7.4	9.8
Consolidated pre-tax income	$407.3	$390.9	$1,308.1	$1,325.7

Enterprise-wide Information
(in millions)

The following enterprise-wide information is based on actual foreign exchange rates used in the Company's consolidated condensed financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Sales by Geographic Area
United States	$786.8	$753.2	$2,337.1	$2,223.6
Europe	270.1	291.1	884.0	880.9
Japan	104.1	125.9	362.5	390.0
Rest of World	158.0	140.0	450.5	408.3
	$1,319.0	$1,310.2	$4,034.1	$3,902.8
Net Sales by Major Product Area
Transcatheter Aortic Valve Replacement	$862.3	$857.8	$2,650.5	$2,551.0
Transcatheter Mitral and Tricuspid Therapies	29.7	22.3	84.6	60.7
Surgical Structural Heart	219.7	217.4	669.0	667.8
Critical Care	207.3	212.7	630.0	623.3
	$1,319.0	$1,310.2	$4,034.1	$3,902.8

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

During the second and third quarter of 2022, our sales were impacted by slower than expected improvement in United States hospital staffing shortages and foreign currency headwinds. Also, during the third quarter of 2022, we faced COVID headwinds in Japan, which created significant strain on hospital capacity.

Despite the challenging macroeconomic factors, our net sales for the first nine months of 2022 were $4.0 billion, representing an increase of $131.3 million over the first nine months of 2021, driven primarily by sales of our TAVR products.

Our gross profit increase in the nine months ended September 30, 2022 was driven by our sales growth and the positive impact of our foreign currency hedging program. The decrease in our diluted earnings per share in the nine months ended September 30, 2022 was driven by a) changes in the fair value of our contingent consideration liabilities, which resulted in a $97.0 million after tax gain in the first nine months of 2021 compared to a $34.0 million after tax gain in the first nine months of 2022, b) an after-tax charge of $53.3 million in the three months ended September 30, 2022, primarily related to the impairment of intangible assets due to our decision to exit our HARPOON surgical mitral repair system program and c) increased sales and marketing and research and development expenses in 2022. These decreases were partially offset by the aforementioned gross profit increase.
We continue to closely monitor the impact of COVID-19 on all aspects of our business and geographies, including its impact on our customers, employees, suppliers, vendors, business partners, and distribution channels. The extent to which the COVID-19 global pandemic and measures taken in response thereto impact our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and are difficult to predict. These developments include, but are not limited to, outbreak surges in geographic regions in which we operate and their severity (including new and more contagious variants of COVID-19), its severity, the actions to contain the virus or address its impact, the timing, distribution, public acceptance and efficacy of vaccines and other treatments, and the associated impact on economic and operating conditions. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts on our financial condition and results of operations.

In addition to the impacts described above, the global economy, including the financial and credit markets, has recently experienced extreme volatility and disruptions, including increases to inflation rates, rising interest rates, declines in consumer confidence, declines in economic growth, and uncertainty about economic stability. The severity and duration of the impact of these conditions on our business cannot be predicted. See Item 1A, "Risk Factors," for additional information.

Healthcare Environment, Opportunities, and Challenges

The medical technology industry is highly competitive and continues to evolve. Our success is measured both by the development of innovative products and the value we bring to our stakeholders. We are committed to developing new technologies and providing innovative patient care, and we are committed to defending our intellectual property in support of those developments. Despite the challenges of the COVID-19 pandemic, our dedicated field teams have found creative ways to support physicians, our engineers continued to advance innovation, and our colleagues worked diligently to keep our clinical trials on track. In the first nine months of 2022, we invested 17.7% of our net sales in research and development.

Results of Operations

Net Sales by Region
(dollars in millions)

	Three Months Ended September 30,				Nine Months Ended September 30,
				Percent Change				Percent Change
	2022	2021	Change		2022	2021	Change
United States	$786.8	$753.2	$33.6	4.4%	$2,337.1	$2,223.6	$113.5	5.1%
Europe	270.1	291.1	(21.0)	(7.2)%	884.0	880.9	3.1	0.4%
Japan	104.1	125.9	(21.8)	(17.3)%	362.5	390.0	(27.5)	(7.1)%
Rest of World	158.0	140.0	18.0	12.9%	450.5	408.3	42.2	10.3%
Outside of the United States	532.2	557.0	(24.8)	(4.4)%	1,697.0	1,679.2	17.8	1.1%
Total net sales	$1,319.0	$1,310.2	$8.8	0.7%	$4,034.1	$3,902.8	$131.3	3.4%

Net sales outside of the United States include the impact of foreign currency exchange rate fluctuations. The impact of foreign currency exchange rate fluctuations on net sales is not necessarily indicative of the impact on net income due to the corresponding effect of foreign currency exchange rate fluctuations on international manufacturing and operating costs, and our hedging activities.

Net Sales by Product Group
(dollars in millions)

	Three Months Ended September 30,				Nine Months Ended September 30,
				Percent Change				Percent Change
	2022	2021	Change		2022	2021	Change
Transcatheter Aortic Valve Replacement	$862.3	$857.8	$4.5	0.5%	$2,650.5	$2,551.0	$99.5	3.9%
Transcatheter Mitral and Tricuspid Therapies	29.7	22.3	7.4	34.2%	84.6	60.7	23.9	39.5%
Surgical Structural Heart	219.7	217.4	2.3	1.1%	669.0	667.8	1.2	0.2%
Critical Care	207.3	212.7	(5.4)	(2.6)%	630.0	623.3	6.7	1.1%
Total net sales	$1,319.0	$1,310.2	$8.8	0.7%	$4,034.1	$3,902.8	$131.3	3.4%

Transcatheter Aortic Valve Replacement Sales

$ (Millions)
3,000
2,500
2,000
1,500
1,000
500
0
$857.8
$862.3
$2,551.0
$2,650.5
Q3 '21
Q3 '22
YTD '21
YTD '22

Net sales of TAVR products increased for the three and nine months ended September 30, 2022 driven by:

•higher sales of the Edwards SAPIEN platform in 2022, primarily the Edwards SAPIEN 3 Ultra valve in the United States and Europe, and the Edwards SAPIEN 3 in Japan;

partially offset by:

•foreign currency exchange rate fluctuations, which decreased net sales outside of the United States by $44.4 million and $97.1 million for the three and nine months ended September 30, 2022, respectively, primarily due to the weakening of the Euro and the Japanese yen against the United States dollar.

During the first nine months of 2022, we continued to advance our EARLY TAVR pivotal trial, studying the treatment of severe aortic stenosis patients before their symptoms develop, and our PROGRESS pivotal trial, studying moderate aortic stenosis patients. During the second quarter of 2022, we began treating patients in our ALLIANCE pivotal trial, studying our next-generation TAVR technology, SAPIEN X4, and during the third quarter of 2022, we announced the launch of the SAPIEN 3 Ultra Resilia valve in the United States.

Transcatheter Mitral and Tricuspid Therapies Sales

100
80
60
40
20
0
$ (Millions)
$22.3
$29.7
$60.7
$84.6
Q3 '21
Q3 '22
YTD '21
YTD '22

Net sales of TMTT products increased for the three and nine months ended September 30, 2022 primarily due to continued adoption of our PASCAL system in Europe.

During August 2022, we received European regulatory approval for PASCAL Precision for patients suffering from mitral and tricuspid regurgitation, and in September 2022, we received United States Food and Drug Administration approval for PASCAL Precision for patients with degenerative mitral regurgitation. In mitral replacement, we continued to treat patients with our two transcatheter mitral replacement therapies through the ENCIRCLE pivotal trial for SAPIEN M3 and the MISCEND study for EVOQUE Eos. We also continued to make progress in enrolling the TRISCEND II pivotal trial of the EVOQUE replacement system and the CLASP IITR pivotal trial with the PASCAL repair system in patients with symptomatic, severe tricuspid regurgitation.

Surgical Structural Heart Sales

800
600
400
200
0
$ (Millions)
$217.4
$219.7
$667.8
$669.0
Q3 '21
Q3 '22
YTD '21
YTD '22

Net sales of Surgical products increased for the three and nine months ended September 30, 2022 primarily due to increased sales of the INSPIRIS RESILIA aortic valve, primarily in the United States and Europe, and the MITRIS RESILIA valve, primarily in the United States. These increases were partially offset by the impact of foreign currency exchange rate fluctuations, which decreased net sales outside of the United States by $14.7 million and $32.1 million for the three and nine months ended September 30, 2022, respectively, primarily due to the weakening of the Euro and the Japanese yen against the United States dollar.
In March 2022, we received United States Food and Drug Administration approval for the MITRIS RESILIA valve and initiated the product launch in the United States in April 2022. MITRIS RESILIA is a tissue valve replacement specifically designed for the heart's mitral position and incorporates our advanced RESILIA technology.

Critical Care Sales

800
600
400
200
0
$ (Millions)
$212.7
$207.3
$623.3
$630.0
Q3 '21
Q3 '22
YTD '21
YTD '22

Net sales of Critical Care products decreased for the three months ended September 30, 2022 and increased for the nine months ended September 30, 2022 primarily due to:

•increased demand for our enhanced surgical recovery products and pressure monitoring products, primarily in the United States;

partially offset by:

•foreign currency exchange rate fluctuations, which decreased net sales outside of the United States by $11.7 million and $25.8 million for the three and nine months ended September 30, 2022, respectively, primarily due to the weakening of the Japanese yen and the Euro against the United States dollar.

Gross Profit

4,000
3,200
2,400
1,600
800
0
$ in millions
100
90
80
Percentage
$998.5
$1,065.2
$2,963.4
$3,211.6
76.2%
80.8%
75.9%
79.6%
Q3 '21
Q3 '22
YTD '21
YTD '22
Gross profit
Percentage of net sales

The increase in gross profit as a percentage of net sales for the three and nine months ended September 30, 2022 was driven by a 4.4 percentage point and 3.6 percentage point increase for the three and nine months ended September 30, 2022, respectively, from the impact of our foreign currency hedging program, which includes hedge contract gains and natural hedges (primarily the strengthening of the United States dollar against the Japanese yen and the Euro).

Selling, General, and Administrative ("SG&A") Expenses

$ in millions
1,500
1,200
900
600
300
0
Percentage
100
80
60
40
20
$364.4
27.8%
$377.3
28.6%
$1,069.7
27.4%
$1,156.6
28.7%
Q3 '21
Q3 '22
YTD '21
YTD '22
SG&A
Percentage of net sales

SG&A expenses increased for the three and nine months ended September 30, 2022 primarily due to a resumption of in-person commercial activities and higher field-based personnel-related costs, primarily TAVR and TMTT in the United States. Foreign currency exchange rate fluctuations decreased expenses by $21.0 million and $43.4 million for the three and nine months ended September 30, 2022, respectively, primarily due to the strengthening of the United States dollar against the Euro and the Japanese yen.

Research and Development ("R&D") Expenses

1,000
800
600
400
200
0
$ in millions
100
80
60
40
20
0
Percentage
$238.0
$233.6
$670.3
$713.0
18.2%
17.7%
17.2%
17.7%
Q3 '21
Q3 '22
YTD '21
YTD '22
R&D
Percentage of net sales

R&D expenses increased for the nine months ended September 30, 2022 primarily due to continued investments in our transcatheter innovations, including increased clinical trial activity. R&D expenses decreased during the three months ended September 30, 2022 primarily driven by lower performance-based compensation expenses and certain non-recurring expenses in the prior year period which more than offset the aforementioned investments in our transcatheter innovations.

Change in Fair Value of Contingent Consideration Liabilities, net

The change in fair value of contingent consideration liabilities resulted in gains of $12.5 million and $36.3 million for the three and nine months ended September 30, 2022, respectively, and expense of $1.1 million and a gain of $106.0 million for three and nine months ended September 30, 2021, respectively. The gains in 2022 were due to changes in projected probabilities of milestone achievement and our decision in the third quarter of 2022 to exit our HARPOON surgical mitral repair system program. The gain in the nine months ended September 30, 2021 was due to changes in the projected probabilities and timing of milestone achievements and the projected timing of cash inflows. The expense in the three months ended September 30, 2021 was due to the accretion of interest due to the passage of time. For further information, see Note 3 and Note 7 to the "Consolidated Condensed Financial Statements."

Special Charge

In September 2022, we decided to exit our HARPOON surgical mitral repair system program. As a result, we recorded a charge of $68.4 million, of which $66.8 million was included in "Special Charge" and $1.6 million was included in "Cost of Sales" on the consolidated condensed statements of operations. The charge primarily related to the full impairment of intangible assets associated with the technology and other related exit costs. We believe that no additional contingent consideration is due and, in September 2022, recorded an $11.7 million contingent consideration gain associated with the exit.

Other Expense (Income), net
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Foreign exchange losses (gains), net	$1.0	$(0.7)	$5.3	$(5.1)
Gain on insurance settlement	—	—	(3.8)	—
Loss (gain) on investments	0.6	(0.5)	0.7	(4.6)
Other	0.4	(0.2)	(1.2)	(1.6)
Other expense (income), net	$2.0	$(1.4)	$1.0	$(11.3)

The net foreign exchange losses (gains) relate to the foreign currency fluctuations primarily in our global trade and intercompany receivable and payable balances, partially offset by the gains and losses on foreign currency derivative instruments.

The gain on insurance settlement in the nine months ended September 30, 2022 relates to an insurance recovery for damaged cargo shipments of heart valves.

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

Our effective income tax rate was 15.7% and 13.0% for the three months ended September 30, 2022 and 2021, respectively, and 14.1% and 11.9% for the nine months ended September 30, 2022 and 2021, respectively. The increase in the effective rate between the nine months ended September 30, 2022 and 2021 was primarily due to a reduced tax benefit from employee share-based compensation and the estimated impact of U.S. foreign tax credit regulations published by the U.S. Treasury on January 4, 2022. These regulations limit the amount of foreign taxes that are creditable against U.S. income taxes. In addition, the effective rates for the nine months ended September 30, 2022 and 2021 were lower than the federal statutory rate of 21% primarily due to (1) foreign earnings taxed at lower rates, (2) Federal and California research and development credits, and (3) the tax benefit from employee share-based compensation.

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

At September 30, 2022, all material state, local, and foreign income tax matters have been concluded for years through 2015. While not material, we continue to address matters in India for years from 2010.

The audits of our United States federal income tax returns through 2014 have been closed. The IRS audit field work for the 2015 through 2017 tax years was substantially completed during the fourth quarter of 2020, except for transfer pricing and related matters. The IRS began its examination of the 2018 through 2020 tax years during the first quarter of 2022.

During 2021, we received a Notice of Proposed Adjustment (“NOPA”) from the IRS for the 2015-2017 tax years relating to transfer pricing involving certain Surgical/TAVR intercompany royalty transactions between our United States and Switzerland subsidiaries. The NOPA proposes an increase to our United States taxable income, which could result in additional tax expense for this period of approximately $200 million and represents a significant change to previously agreed upon transfer pricing methodologies for these types of transactions. We have formally disagreed with the NOPA and submitted a formal protest on the matter during the fourth quarter of 2021. During the second quarter of 2022, we received the IRS's rebuttal to our protest and were notified that the case had been transferred to the IRS Independent Office of Appeals. We continue to evaluate all possible remedies available to us, which could take several years to resolve. No payment of any amount related to the NOPA is required to be made, if at all, until all applicable proceedings have been completed. We believe the amounts previously accrued related to this uncertain tax position are sufficient and, accordingly, have not accrued any additional amount based on the NOPA received.

Certain Surgical/TAVR intercompany royalty transactions covering tax years 2015-2022 that were not resolved under the APA program remain subject to IRS examination, and those transactions and related tax positions remain uncertain as of September 30, 2022. We have considered this information, as well as information regarding the NOPA and rebuttal described above, in our evaluation of our uncertain tax positions. The impact of these unresolved transfer pricing matters, net of any correlative repatriation tax adjustment, may be significant to our consolidated condensed financial statements. Based on the information currently available and numerous possible outcomes, we cannot reasonably estimate what, if any, changes in our existing uncertain tax positions may occur in the next 12 months and, therefore, have continued to record the uncertain tax positions as a long-term liability.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA includes, among other provisions, changes to the U.S. corporate income tax system, including a 15% minimum tax based on “adjusted financial statement income,” which is effective for tax years beginning after December 31, 2022, and a one percent excise tax on net repurchases of stock after December 31, 2022. While we continue to evaluate the IRA and its application to our business, we do not expect the IRA will have a material impact on our consolidated financial statements.

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

As of September 30, 2022, cash and cash equivalents and short-term investments held in the United States and outside of the United States were $1,051.3 million and $687.4 million, respectively.

We had a Five-Year Credit Agreement (the "Prior Credit Agreement") which was scheduled to mature on April 28, 2023 and provided up to an aggregate of $750.0 million in borrowings in multiple currencies. In July 2022, we entered into a new Five-Year Credit Agreement (the "New Credit Agreement") which provides for a $750.0 million multi-currency unsecured revolving credit facility and replaced the Prior Credit Agreement. The New Credit Agreement matures on July 15, 2027. We may increase the amount available under the New Credit Agreement by up to an additional $250.0 million in the aggregate and extend the maturity date for an additional year, subject to agreement of the lenders. As of September 30, 2022, no amounts were outstanding under the New Credit Agreement. For further information, see Note 6 to the "Consolidated Condensed Financial Statements."

In June 2018, we issued $600.0 million of 4.3% fixed-rate unsecured senior notes (the "2018 Notes") due June 15, 2028. As of September 30, 2022, the carrying value of the 2018 Notes was $596.2 million.

From time to time, we repurchase shares of our common stock under share repurchase programs authorized by the Board of Directors. We consider several factors in determining when to execute share repurchases, including, among other things, expected dilution from stock plans, cash capacity, and the market price of our common stock. During the nine months ended September 30, 2022, under the Board authorized repurchase program, we repurchased a total of 8.3 million shares at an aggregate cost of $844.9 million. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” for additional information about our share repurchase program. As of September 30, 2022, we had remaining authority to purchase $1,781.6 million of our common stock under the share repurchase program.

At September 30, 2022, there had been no material changes in our cash requirements from known contractual and other obligations, including commitments for capital expenditures, as disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of our Annual Report on Form 10-K for the year ended December 31, 2021.

Consolidated Cash Flows - For the nine months ended September 30, 2022 and 2021:
Net cash flows provided by operating activities of $935.4 million for the nine months ended September 30, 2022 decreased $423.1 million over the same period last year primarily due to a higher bonus payout in 2022 associated with 2021 performance, an increase in inventory builds compared to the prior year, and an increase in tax payments.

Net cash provided by investing activities of $157.6 million for the nine months ended September 30, 2022 consisted primarily of net proceeds from investments of $474.7 million, partially offset by capital expenditures of $175.7 million and payments of $107.6 million for options to acquire other companies. For further information, see Note 5 to the "Consolidated Condensed Financial Statements."

Net cash used in investing activities of $756.6 million for the nine months ended September 30, 2021 consisted primarily of net purchases of investments of $507.6 million and capital expenditures of $236.0 million.

Net cash used in financing activities of $746.1 million for the nine months ended September 30, 2022 consisted primarily of purchases of treasury stock of $861.1 million, partially offset by proceeds from stock plans of $118.9 million.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk, Foreign Currency Risk, Credit Risk, and Concentrations of Risk

For a complete discussion of our exposure to interest rate risk, foreign currency risk, credit risk, and concentrations of risk, refer to Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes from the information discussed therein.

Investment Risk

We are exposed to investment risks related to changes in the underlying financial condition and credit capacity of certain of our investments. As of September 30, 2022, we had $1.8 billion of investments in debt securities of various companies, of which $1.3 billion were long-term. In addition, we had $108.9 million of investments in equity instruments of public and private companies. Should these companies experience a decline in financial performance, financial condition, or credit capacity, or fail to meet certain development milestones, including as a result of the impact of COVID-19 or interest rate fluctuations on their business or operations or otherwise, a decline in the investments' value may occur, resulting in unrealized or realized losses.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    Our management, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2022. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded as of September 30, 2022 that our disclosure controls and procedures are designed at a reasonable assurance level and effective in providing reasonable assurance that the information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 28, 2021, Aortic Innovations LLC, a non-practicing entity, filed a lawsuit against Edwards Lifesciences Corporation and certain of its subsidiaries (“Edwards”) in the United States District Court for the District of Delaware alleging that Edwards’ SAPIEN 3 Ultra product infringes certain of its patents. We are unable to predict the ultimate outcome of this matter or estimate a range of possible exposure; therefore, no amount has been accrued. We believe the claims to be without merit and will vigorously defend ourselves in this litigation.

We are subject to various environmental laws and regulations both within and outside of the United States. Our operations, like those of other medical device companies, involve the use of substances regulated under environmental laws, primarily in manufacturing and sterilization processes. While it is difficult to quantify the potential impact of continuing compliance with environmental protection laws, management believes that such compliance will not have a material impact on our financial results. Our threshold for disclosing material environmental legal proceedings involving a governmental authority where potential monetary sanctions are involved is $1 million. On May 26, 2022, we received a “show cause” letter from the Environmental Protection Agency ("EPA") for alleged violations of the Resource Conservation and Recovery Act hazardous waste management requirements at our Irvine facility. Based on our current assessment of the matter, including our belief regarding potential immaterial monetary sanctions, we will not provide disclosures regarding this matter in the future.

Item 1A.    Risk Factors

A description of the risk factors associated with our business is contained in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended December 31, 2021.  There have been no material changes to our risk factors as previously reported.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (b)
July 1, 2022 through July 31, 2022	75,873	$95.42	70,808	$1,873.3
August 1, 2022 through August 31, 2022	235,913	96.98	235,913	1,850.4
September 1, 2022 through September 30, 2022	822,174	85.38	808,228	1,781.6
Total	1,133,960	88.46	1,114,949

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

EDWARDS LIFESCIENCES CORPORATION
(Registrant)
Date:	October 28, 2022	By:	/s/ SCOTT B. ULLEM
Scott B. Ullem Chief Financial Officer (Principal Financial Officer; Duly Authorized Officer)
Date:	October 28, 2022	By:	/s/ ROBERT W.A. SELLERS
Robert W.A. Sellers Corporate Controller (Principal Accounting Officer)