Form 10-K
period 2022-12-31
Edwards Lifesciences Corp
filed 2023-02-13
CIK 1099800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
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
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recover analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2022 (the last trading day of the registrant's most recently completed second quarter): $58,453,646,002 based on the closing price of the registrant's common stock on the New York Stock Exchange. This calculation does not reflect a determination that persons are affiliates for any other purpose.
The number of shares outstanding of the registrant's common stock, $1.00 par value, as of January 31, 2023, was 608,313,396.

Documents Incorporated by Reference
Portions of the registrant's proxy statement for the 2023 Annual Meeting of Stockholders (to be filed within 120 days of December 31, 2022) are incorporated by reference into Part III, as indicated herein.

EDWARDS LIFESCIENCES CORPORATION
Form 10-K Annual Report—2022

PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements contained in this report to be covered by the safe harbor provisions of such Acts. Statements other than statements of historical or current fact in this report or referred to or incorporated by reference into this report are "forward-looking statements" for purposes of these sections. These statements include, among other things, the expected impact of COVID-19 on our business, the expected impact of macroeconomic conditions on our business, any predictions, opinions, expectations, plans, strategies, objectives and any statements of assumptions underlying any of the foregoing relating to the our current and future business and operations, including, but not limited to, financial matters, development activities, clinical trials and regulatory matters, manufacturing and supply operations, and product sales and demand. These statements can sometimes be identified by the use of the forward-looking words such as "may," "believe," "will," "expect," "project," "estimate," "should," "anticipate," "plan," "goal," "continue," "seek," "pro forma," "forecast," "intend," "guidance," "optimistic," "aspire," "confident," other forms of these words or similar words or expressions or the negative thereof. Statements of past performance, efforts, or results about which inferences or assumptions may be made can also be forward-looking statements and are not indicative of future performance or results; these statements can be identified by the use of words such as "preliminary," "initial," diligence," "industry-leading," "compliant," "indications," or "early feedback" or other forms of these words or similar words or expressions or the negative thereof. These forward-looking statements are subject to substantial risks and uncertainties that could cause our results or future business, financial condition, results of operations or performance to differ materially from our historical results or experiences or those expressed or implied in any forward-looking statements contained in this report. These risks and uncertainties include, but are not limited to: our success in developing new products and avoiding manufacturing and quality issues; clinical trial or commercial results or new product approvals and therapy adoption; the impact of public health crises, including the COVID-19 pandemic; the impact of domestic and global economic conditions; competitive dynamics in the markets in which we operate; our reliance on vendors, suppliers, and other third parties; damage, failure, or interruption of our information technology systems; consolidation in the healthcare industry; our ability to protect our intellectual property; our compliance with applicable regulations; our exposure to product liability claims; use of our products in unapproved circumstances; changes to reimbursement for our products; the impact of currency exchange rates; unanticipated actions by the United States Food and Drug Administration and other regulatory agencies; changes to tax laws; unexpected impacts or expenses of litigation or internal or government investigations; and other risks detailed under "Risk Factors" in Part I, Item 1A below, as such risks and uncertainties may be amended, supplemented or superseded from time to time by our subsequent reports on Forms 10-Q and 8-K we file with the United States Securities and Exchange Commission. These forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections.

Unless otherwise indicated or otherwise required by the context, the terms "we," "our," "it," "its," "Company," "Edwards," and "Edwards Lifesciences" refer to Edwards Lifesciences Corporation and its subsidiaries.

WEBSITE REFERENCES

In this Annual Report on Form 10-K, we make references to our website at www.edwards.com. References to our website through this Form 10-K are provided for convenience only and the content of our website does not constitute a part of, and shall not be deemed incorporated by reference into, this Annual Report on Form 10-K.

Item 1.    Business

Overview

Edwards Lifesciences Corporation is the global leader in patient-focused medical innovations for structural heart disease and critical care monitoring. Driven by a passion to help patients, we partner with the world’s leading clinicians and researchers and invest in research and development to transform care for those impacted by structural heart disease or who require hemodynamic monitoring during surgery or in intensive care. Edwards Lifesciences has been a leader in our field for over six decades. Since our founder, Lowell Edwards, first dreamed of using engineering to address diseases of the human heart, we have steadily built a company on the premise of imagining, building, and realizing a better future for patients.

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

Patients undergoing treatment for cardiovascular disease can be treated with a number of our medical technologies, which are designed to address individual patient needs with respect to disease process, comorbidities, and health status. For example, an individual with a heart valve disorder may have a faulty valve that is affecting the function of his or her heart or blood flow throughout his or her body. A cardiac surgeon may elect to remove the valve and replace it with one of our bioprosthetic surgical tissue heart valves or surgically re-shape and repair the faulty valve with an Edwards Lifesciences annuloplasty ring. Alternatively, a clinician (typically an interventional cardiologist) may implant an Edwards Lifesciences transcatheter valve or repair system via a catheter-based approach that does not require traditional open-heart surgery and can be done while the heart continues to beat. Patients in the hospital setting, including high-risk patients in the operating room or intensive care unit, are candidates for having their cardiac function or fluid levels monitored by our Critical Care products through multiple monitoring options, including noninvasive and minimally-invasive technologies. These technologies enable proactive clinical decisions while also providing the opportunity for improving diagnoses and developing individualized therapeutic management plans for patients.

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

Transcatheter Aortic Valve Replacement

We are the global leader in transcatheter heart valve replacement technologies designed for the minimally-invasive replacement of aortic heart valves. The Edwards SAPIEN family of valves, including Edwards SAPIEN XT, the Edwards SAPIEN 3, the Edwards SAPIEN 3 Ultra, and the Edwards SAPIEN 3 Ultra RESILIA transcatheter heart valves, and their respective delivery systems, are used to treat heart valve disease using catheter-based approaches for patients who have severe symptomatic aortic stenosis and certain patients with congenital heart disease. Delivered while the heart is beating, these valves can enable patients to experience a better quality of life sooner than patients receiving traditional surgical therapies. We began offering our transcatheter aortic heart valves to patients commercially in Europe in 2007, in the United States in 2011, and in Japan in 2013. Supported by extensive customer training and service, and a growing body of compelling clinical evidence, our SAPIEN family of transcatheter aortic heart valves are the most widely prescribed transcatheter heart valves in the world.

Sales of our transcatheter aortic valve replacement products represented 65% of our net sales in each of 2022, 2021, and 2020, respectively.

Transcatheter Mitral and Tricuspid Therapies

We continue to make significant investments in the development of transcatheter heart valve repair and replacement technologies designed to treat mitral and tricuspid valve diseases. While many of these technologies are in development and clinical phases, the PASCAL PRECISION and Cardioband transcatheter valve repair systems are commercially available in Europe for mitral and tricuspid valve repair. As of 2022, the PASCAL PRECISION system is also commercially available in the U.S. for degenerative mitral regurgitation patients. The PASCAL PRECISION system addresses the needs of patients with mitral or tricuspid regurgitation through leaflet approximation, while the Cardioband system enables clinicians to reduce the valve's annulus and lower regurgitation. In addition to transcatheter repair, we believe transcatheter replacement is key to unlocking the full mitral and tricuspid opportunity. We believe our two-platform mitral replacement strategy positions us for leadership in the mid-to-long term. SAPIEN M3 is based on the proven SAPIEN valve while EVOQUE Eos is designed specifically for mitral patients. For tricuspid valve replacement, our EVOQUE system is also sub 30-French, and available in a variety of valve sizes to enable treatment in a wide range of patient anatomies.

Surgical Structural Heart

We are innovating in the field of cardiac surgical therapies to improve the quality of life for patients. Our RESILIA tissue, with published clinical data showing 0% structural valve deterioration through five years1, is helping us redefine tissue durability standards. Our latest innovation, the INSPIRIS RESILIA aortic valve, is built on our PERIMOUNT platform, offering RESILIA tissue and VFit technology. INSPIRIS is the leading aortic surgical valve in the world. Sales of our surgical therapies in the United States also continue to gain traction with KONECT RESILIA, the first pre-assembled, aortic tissue valved conduit.

The MITRIS RESILIA valve, our newest mitral valve incorporating our latest tissue technology, is now commercially available in both the U.S. and Japan. We believe the demand for surgical structural heart therapies is growing worldwide, and that our innovation strategy will continue to strengthen our leadership and positive impact on patients.

Sales of our surgical tissue heart valve products represented 15%, 15%, and 16% of our net sales in 2022, 2021, and 2020, respectively.

Critical Care

We are the world leader in advanced hemodynamic monitoring systems used to measure a patient's heart function and fluid status in surgical and intensive care settings. Edwards’ complete hemodynamic portfolio helps clinicians make proactive clinical decisions that can improve patient recovery. The portfolio includes the minimally-invasive FloTrac and Acumen IQ sensors, the noninvasive ClearSight and Acumen IQ cuffs, and the ForeSight noninvasive tissue oximetry sensor. We also support clinical needs with our well-established Swan-Ganz pulmonary artery catheters and arterial pressure monitoring products. Compatible with our portfolio of sensors and catheters, the HemoSphere monitoring platform displays valuable physiological information. Our first predictive algorithm, Acumen Hypotension Prediction Index software, alerts clinicians in advance of a patient developing dangerously low blood pressure. Our latest algorithm, Acumen Assisted Fluid Management software, provides patient-specific fluid suggestions to help keep patients in an optimal range during surgery.

1 Bavaria, et al. Five-year Outcomes of the COMMENCE trial investigating Aortic Valve Replacement with a Bioprosthetic Valve with a Novel Tissue. The Society of Thoracic Surgeons 2021 Annual Meeting; Bartus, et al. Final 5-year outcomes following aortic valve replacement with RESILIA tissue bio prosthesis. European Journal of Cardio-Thoracic Surgery, 2020.

Competition

The medical technology industry is highly competitive. We compete with divisions of larger companies as well as smaller companies that offer competitive product lines in certain geographies in which we operate. We also compete with both established and newer technologies that target the patients served by our products. New product development and technological change characterize the areas in which we compete. Our present or future products could be rendered obsolete or uneconomical as a result of technological advances by one or more of our present or future competitors or by other therapies, including drug therapies. We believe we hold leadership positions because we develop and produce safe and effective therapies supported by rigorous clinical studies with extensive data and with innovative features that enhance patient benefit, product performance, and reliability; these superior clinical outcomes are in part due to the level of customer and clinical support we provide.

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

Sales and Marketing

Our portfolio includes some of the most recognizable cardiovascular device product brands in treating structural heart disease today. We have a number of product lines that require sales and marketing strategies tailored to deliver high-quality, cost-effective products and technologies to customers worldwide. Because of the diverse global needs of the population that we serve, our distribution system consists of several direct sales forces as well as independent distributors. We are not dependent on any single customer and no single customer accounted for 10% or more of our net sales in 2022.

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

United States.    In the United States, we sell substantially all of our products through our direct sales forces. In 2022, 58% of our net sales were derived from sales to customers in the United States.

Outside of the United States.    In 2022, 42% of our net sales were derived outside of the United States through our direct sales forces and independent distributors. Of the total sales outside of the United States, 52% were in Europe, 21% were in Japan, and 27% were in Rest of World. We sell our products in approximately 100 countries, including Japan, Germany, France, United Kingdom, Italy, China, and Canada. A majority of the sales and marketing approach outside of the United States is direct sales, although it varies depending on each country's size and state of development.

Raw Materials and Manufacturing

We operate manufacturing facilities in various geographies around the world. We manufacture our Transcatheter Aortic Valve Replacement, Transcatheter Mitral and Tricuspid technologies, and Structural Surgical Heart products primarily in the United States (California and Utah), Singapore, Costa Rica, and Ireland. We manufacture our Critical Care products primarily in the Dominican Republic and Puerto Rico.

We use a diverse and broad range of raw and organic materials in the design, development, and manufacture of our products. We manufacture our non-implantable products from fabricated raw materials including resins, chemicals, electronics, and metals. Most of our replacement heart valves are manufactured from natural tissues harvested from animal tissue as well as fabricated materials. We purchase certain materials and components used in manufacturing our products from external suppliers. In addition, we purchase certain supplies from single sources for reasons of sole source availability or constraints resulting from regulatory requirements.

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

Quality Assurance

We are committed to providing quality products to our patients and have implemented modern quality systems and concepts throughout the organization. The quality system starts with the initial design concept, risk management, and product specification, and continues through the design of the product, packaging and labeling, and the manufacturing, sales, support, and servicing of the product. The quality system is intended to design quality into the products and uses continuous improvement concepts, including Lean/Six Sigma principles, throughout the product lifecycle.

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

Research and Development

In 2022, we made significant investments in research and development as we worked to develop therapies that we believe have the potential to change the practice of medicine. Research and development spending increased 5% year over year, representing 18% of 2022 sales. This increase was primarily the result of significant investments in our transcatheter structural heart programs, including an increase in clinical research for our mitral and tricuspid therapies. We are engaged in ongoing research and development to deliver clinically advanced new products, to enhance the effectiveness, ease of use, safety, and reliability of our current leading products, and to expand the applications of our products as appropriate. We focus on opportunities within specific areas of structural heart disease and critical care monitoring.

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

Regulation Outside of the United States.    Outside of the United States, the regulation of medical devices is complex. In Europe, our products are subject to extensive regulatory requirements. The regulatory regime in the European Union ("EU") for medical devices became mandatory in June 1998. It requires that medical devices may only be placed on the market if they do not compromise safety and health when properly installed, maintained, and used in accordance with their intended purpose. National laws conforming to the EU's legislation regulate our products under the medical devices regulatory system. Although the more variable national requirements under which medical devices were formerly regulated have been substantially replaced by the European Union Medical Devices Directive, individual nations can still impose unique requirements that may require supplemental submissions. The EU medical device laws require manufacturers to declare that their products conform to the essential regulatory requirements after which the products may be placed on the market bearing the CE Mark. Manufacturers' quality systems for products in all but the lowest risk classification are also subject to certification and audit by an independent notified body. In Europe, particular emphasis is being placed on more sophisticated and faster procedures for the reporting of adverse events to the competent authorities.

In May 2017, the EU implemented a new regulatory scheme for medical devices under the Medical Device Regulation ("MDR"). The MDR became effective on May 26, 2021 and brought significant new requirements for many medical devices, including enhanced requirements for clinical evidence and documentation, increased focus on device identification and traceability, new definitions and registration of economic operators throughout the distribution chain, and additional post-market surveillance and vigilance. Compliance with the MDR requires re-certification of many of our products to the enhanced standards, and has resulted in and will continue to result in substantial additional expense. In addition, in the EU, we import some of our devices through our offices in Switzerland. Switzerland is not a member state of the EU, but is linked to the EU through bilateral treaties; therefore, the free movement of goods, including medical devices, between the EU and Switzerland after implementation of the MDR requires a revised Mutual Recognition Agreement ("MRA"). If an MRA covering the MDR is not put in place, then non-EU manufacturers may be required to make significant changes, including replacement of Swiss economic operators with operators based in EU member states, and changes will need to be made to our device labeling and/or packaging to satisfy MDR requirements. If these measures are unable to be taken, it may no longer be possible to place such devices on the EU market.

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

Our Board of Directors routinely engages with leadership to review and discuss our human capital management ("HCM"), with time dedicated at each regularly scheduled meeting to discuss talent management, which include topics such as talent strategy, diversity, succession planning, employee development, employee health, safety, and welfare, results of employee surveys, and compensation. Our Board of Directors also annually approves the strategic talent imperatives that are tied to our Key Operating Drivers ("KODs"). Our KODs are tracked using a point system across our entire organization that focus the Company and management toward short-, medium-, and long-term goals. The strategic talent imperatives are developed to identify talent related initiatives that support achievement of the KODs.

In addition, the Chief Executive Officer ("CEO") and his leadership team have talent management related performance goals tied to their compensation; these Performance Management Objectives are reviewed on an annual basis, tracked, and then reported to and evaluated by our Board of Directors.

As we scale to reach more patients around the world, we have integrated our Talent & Organization (“T&O”) Strategy with our Edwards Strategic Planning process. The purpose of our T&O Strategy is to anticipate dynamic global trends related to our workforce, develop our talent to meet future organizational needs, and enable us to be well-poised to meet these needs. Our T&O Strategy enables us to explore external workforce signals, share insights, and identify and build emerging capabilities across our organization. This has enabled us to build a comprehensive succession planning process that allows us to build strong talent from within while we pursue an aggressive recruiting process to fill any gaps with highly qualified external talent. This consistent and scalable approach looks across all our product groups, regions, and significant functions to align and elevate priorities, critical capabilities, and organizational evolutions in line with our strategic plan. This integrated approach informs our yearly objectives and fuels our talent roadmap across the strategic horizon.

Our HCM governance includes a global talent development review ("TDR") process to align our business strategy with talent strategies, assess talent against future organizational needs, evaluate critical talent populations, and enhance the strength of our succession planning. We track our performance regularly.

Culture

Investing in our workforce means our employees can stay focused on our patient-focused innovation strategy and the development of life-saving therapies for the patients we serve. We are committed to maintaining an ethical culture where we celebrate diversity, promote good health and safety, empower employees to speak up, and ensure that employees' voices are heard. We strive to offer competitive employee well-being packages and are committed to fair and equitable pay practices. We track compensation patterns in all geographies where we operate, and we regularly look for ways to ensure fair and equitable pay.

Diversity, Inclusion, and Belonging

We are committed to fostering an environment where all employees can grow and thrive. A diverse workforce results in a broader range of perspectives, helping drive our commitment to innovation. We have established a Diversity, Inclusion, and Belonging strategy that includes our four focus areas of Business, People, Communication, and Community, and whose overriding priority is "The Patient." As a practice, all employees receive unconscious bias training as a foundational aspect of our culture.

Employee Listening

We believe in empowering our employees and providing avenues that enable their voices to be heard. We conduct a multilingual global employee survey, called myVoice, to gain employees' feedback in a confidential manner. The CEO and Executive Leadership Team hold themselves accountable to act on the results of the survey, and these results are reviewed by management with our Board of Directors. This initiative helps us gain insights on various topics including patient focus, diversity, inclusion and belonging, quality, innovation, engagement, as well as a sense of support at all levels of the organization. Speak-Up is a resource available to all employees to bring forth compliance related concerns; a key element of our compliance program is that each employee is accountable for maintaining ethical business practices. In addition, during each quarterly townhall meeting, our CEO answers questions that have been submitted to him by employees. Answers to questions that are not covered in the townhall meeting are posted online internally.

Total Well-being

We understand that good health leads to better performance. We offer competitive employee well-being packages that include, among other things, health and wellness insurance, health savings accounts, family support services, and a variety of site-specific programs. We regularly evaluate our well-being package to make modifications that are aligned with the competitive landscape, legislative changes, and the unique needs of our population. We also provide robust well-being programs that address prevention, nutrition, mental health, physical activity, financial fitness, and community service. In recent years, mental well-being has become a central topic for organizations worldwide. As part of our regular evaluation and commitment to putting employees first, we launched a new program, Mind+, which offers a wide variety of mental well-being programs for our employees. This commitment extends to creating a work environment where employees can feel confident speaking about mental well-being with their managers and know how best to access the tools and resources available to support them. We believe there are strong benefits when employees are feeling their best. Employees who are mentally healthy are more innovative, resilient, better decision-makers, and able to build stronger relationships. We also believe that prioritizing and promoting Mind+ allows us to help patients around the world to live longer, healthier, and more productive lives and supports employees to be their best self at home and at work.

Talent Development

Edwards has established a long-term aspiration to grow and develop talent significantly, centering our efforts around critical leadership and technical skills for the present and future needs of the business. Our learning and development structure and processes strive to meet the internal demand to develop our talent in such a way that demonstrates impact at scale and delivered to our workforce through optimized learning modalities. This includes leadership training programs, including our ethical decision making training program for managers.

Headcount and Labor Representation

As of December 31, 2022, we had approximately 17,300 employees worldwide, the majority of whom were located in the United States, Singapore, the Dominican Republic, and Costa Rica. None of our North American employees are represented by a labor union. In various countries outside of North America, we interact with trade unions and work councils that represent employees.

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

Item 1A.    Risk Factors

Our business and assets are subject to varying degrees of risk and uncertainty. An investor should carefully consider the risks described below, as well as other information contained in this Annual Report on Form 10-K and in our other filings with the SEC. Additional risks not presently known to us or that we currently deem immaterial may also adversely affect our business. If any of these events or circumstances occurs, our business, financial condition, results of operations, or prospects could be materially harmed. In that case, the value of our securities could decline and an investor could lose part or all of his or her investment. In addition, forward-looking statements within the meaning of the federal securities laws that are contained in this Annual Report on Form 10-K or in our other filings or statements may be subject to the risks described below as well as other risks and uncertainties. Please read the cautionary notice regarding forward-looking statements in Part I above. Please note that the headers and summary provided below are only intended to assist the reader in navigating the risk factors; some risks, present or future, may implicate multiple types of risks. Please read all risk factors in their entirety.

Summary of Risk Factors

We group our risk factors into three principal sections: (1) Business and Operating Risks; (2) Market and Other External Risks and (3) Legal, Compliance and Regulatory Risks. The following summarizes the principal risks and uncertainties affecting our business, financial condition, and results of operations. This summary should not be relied upon as an exhaustive summary of the material risks facing our business and you should read this summary together with the more detailed description of risks and uncertainties discussed below.

Business and Operating Risks

•Failure to successfully innovate and market products
•Unsuccessful clinical trials or procedures
•Manufacturing, logistics, or quality problems
•Public health crises, including pandemics and epidemics
•Competition
•Dependence on key physicians and research institutions
•Reliance on vendors, suppliers, and other third parties
•Damage, failure, or interruption of our information technology systems, including due to cyber-based attacks and breaches
•Failure to recruit and retain qualified talent or execute management succession plans
•Underperforming operations or unsuccessful business acquisitions or strategic alliances

Market and Other External Risks

•Risks associated with international sales and operations
•Inability to obtain government reimbursement or reductions in reimbursement levels
•Industry consolidation

Legal, Compliance and Regulatory Risks

•Inability to protect our intellectual property
•Inability to defend against intellectual property claims from third parties
•Compliance with government regulations
•Losses from product liability claims
•Use of products in unapproved circumstances
•Substantial costs from environmental, health and safety regulations
•Climate change
•Regulatory actions relating to animal borne illnesses

Business and Operating Risks

Failure to successfully innovate and develop new and differentiated products in a timely manner and effectively market these products could have a material effect on our prospects.

Our continued growth and success depend on our ability to innovate and develop new and differentiated products in a timely manner and effectively market these products. Without the timely innovation and development of products, our products could be rendered obsolete or less competitive because of the introduction of a competitor’s newer technologies or changing customer preferences. Innovating products requires the devotion of significant financial and other resources to research and development activities; however, there is no certainty that the products we are currently developing will complete the development process, or that we will obtain the regulatory or other approvals required to market such products in a timely manner or at all. Even if we timely innovate and develop products, our ability to successfully market them could be constrained by a number of different factors, including competitive products and pricing, barriers in patients' treatment pathway (including disease awareness, detection, and diagnosis), the need for regulatory clearance, restrictions imposed on approved indications, and uncertainty over third-party reimbursement. Failure in any of these areas could have a material effect on our prospects.

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

We are subject to risks associated with public health crises, including the COVID-19 pandemic and other pandemics or epidemics.

We are subject to risks associated with public health crises, including the global health concerns related to the COVID-19 pandemic. The COVID-19 pandemic has adversely impacted and is likely to further adversely impact nearly all aspects of our business and markets, including our workforce and operations and the operations of our customers, suppliers, and business partners. Other public health crises, including any future epidemics or pandemics, could result in similar adverse impacts on our business and markets. Financial or operational impacts that we have experienced in connection with the COVID-19 pandemic and may experience as a result of future COVID-19 outbreaks or other public health crises include:

•Staffing shortages at hospitals which can add to the barriers along the patient treatment pathway;

•Impacts and delays to clinical trials, our pipeline milestones, or regulatory clearances and approvals;

•The inability to meet our customers’ needs or other obligations due to disruptions to our operations or the operations of our third-party partners, suppliers, contractors, logistics partners, or customers including disruptions to production, development, manufacturing, administrative, and supply operations and arrangements; or

•Significant volatility or reductions in demand for our products.

Depending on the severity of the financial and operational impacts, our business, financial condition, and results of operations may be materially adversely impacted. The extent to which the COVID-19 pandemic or other future public health crises may impact our business, results of operations, and financial condition depends on many factors which are highly uncertain and are difficult to predict. These factors include, but are not limited to, the duration and spread of any outbreak, its severity, the actions to contain or address the impact of the outbreak, the timing, distribution, and efficacy of vaccines and other treatments, United States and foreign government actions to respond to possible reductions in global economic activity, and how quickly and to what extent normal economic and operating conditions can resume.

We operate in highly competitive markets, and if we do not compete effectively, our business will be harmed.

We face substantial competition and compete with technologies of many types and companies of all sizes on the basis of cost-effectiveness, technological innovations, product performance, brand name recognition, breadth of product offerings, real or perceived product advantages, pricing and availability and rate of reimbursement. In addition, given the trend toward value-based healthcare, if we are not able to continue to demonstrate the full value of our differentiated products to healthcare providers and payors, our competitive position could be adversely affected. See "Competition" under "Business" in Part I, Item 1 included herein.

The success of many of our products depends upon certain key physicians and research institutions.

We work with leading global physicians and research institutions who provide considerable knowledge and experience. These physicians may assist us as researchers, marketing consultants, product trainers and consultants, inventors, and as public speakers. If new laws, regulations, or other developments limit our ability to appropriately engage these professionals or with the research institutions of which they are a part or to continue to receive their advice and input or we are otherwise unsuccessful in maintaining strong working relationships with these physicians or their research institutions, the development, marketing, and successful use of our products could suffer, which could have a material adverse effect on our business, financial condition, and results of operations.

We rely on third parties in the design, manufacture, and sterilization of our products. Any failure by or loss of a vendor could result in delays and increased costs, which may adversely affect our business.

We rely on third parties for a broad range of raw and organic materials and other items in the design, manufacture, and sterilization of our products, and we purchase certain supplies and services from single sources for reasons of quality assurance, cost-effectiveness, availability, constraints resulting from regulatory requirements, and other reasons. We experience from time to time, and may continue to experience, supply interruptions due to a variety of factors, including:

•General economic conditions that could adversely affect the financial viability of our vendors;

•Vendors' election to no longer service or supply medical technology companies, including due to the burdens of applicable quality requirements and regulations or for no reason at all;

•The limitation or ban of certain chemicals or other materials used in the manufacture of our products; and

•Delays or shortages due to trade or regulatory embargoes.

Additionally, any significant increases in the cost of raw materials, whether due to inflationary pressure, supply constraints, regulatory changes, or otherwise, could adversely impact our operating results. A change or addition to our vendors could require significant effort due to the rigorous regulations and requirements of the FDA and other regulatory authorities; it could be difficult to establish additional or replacement sources on a timely basis or at all, which could have a material adverse effect on our business.

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

In addition, our information technology infrastructure and products are vulnerable to cyber-based attacks. Cyber-based attacks can include, but are not limited to, computer viruses, denial-of-service attacks, phishing attacks, ransomware attacks, and other introduction of malware to computers and networks; unauthorized access through the use of compromised credentials; exploitation of design flaws, bugs, or security vulnerabilities; intentional or unintentional acts by employees or other insiders with access privileges; and intentional acts of vandalism by third parties and sabotage. In addition, United States federal and state laws and regulations, and the laws and regulations of jurisdictions outside of the United States, such as the General Data Protection Regulation ("GDPR") adopted by the European Union and the California Privacy Rights Act ("CRPA") and the California Consumer Privacy Act, as amended by the CRPA (the "CCPA"), can expose us to investigations and enforcement actions by regulatory authorities and claims from individuals potentially resulting in penalties and significant legal liability, if our information technology security efforts are inadequate. In addition, we rely upon technology suppliers, including cloud‑based data management applications hosted by third‑party service providers, whose security and information technology systems are subject to similar risks.

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

Our business and results of operations may be adversely affected if we are unable to recruit and retain qualified talent or are otherwise unsuccessful in the execution of our management succession plans.

Our continued success depends, in large part, on our ability to hire and retain qualified people and execute on our talent management and succession plans, and if we are unable to do so, our business and operations may be impaired or disrupted. See "Human Capital Management Strategy" under "Business" in Part I, Item 1 included herein. Competition for highly qualified people is intense, and there is no assurance that we will be successful in attracting or retaining replacements to fill vacant positions, successors to fill retirements or employees moving to new positions, or other highly qualified personnel.

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

Our extensive global operations and business activity as well as the fact that many of our manufacturing facilities and suppliers are outside of the United States exposes us to certain financial, economic, political, and other risks, including those listed below.

Domestic and Global Economic Conditions.  We have been impacted and may continue to be negatively impacted by general domestic and global economic conditions, although we cannot predict the extent to which such conditions may negatively impact our business. These include, but are not limited to, conditions impacting inflation, credit and capital markets, interest rates, tax law, including tax rate and policy changes, factors affecting global economic stability, and the political environment relating to health care. These and other conditions could also adversely affect our customers, payers, vendors and other stakeholders and may impact their ability or decision to purchase our products or make payments on a timely basis.

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

•Provision for Income Taxes. Our provision for income taxes and our effective tax rate could fluctuate due to changes in the mix of earnings and losses in countries with differing statutory tax rates. Our income tax provision could also be impacted by changes in excess tax benefits of stock-based compensation, federal and state tax credits, non-deductible expenses, changes in the valuation of deferred tax assets and liabilities and our ability to utilize them, the applicability and creditability of withholding taxes, and effects from acquisitions.

•Tax Reform. Our provision for income taxes could be materially impacted by changes in accounting principles or evolving tax laws, including, but not limited to, global corporate tax reform and base-erosion and tax transparency efforts. For example, many countries are aligning their international tax rules with the Organisation for Economic Co-operation and Development’s Base Erosion and Profit Shifting recommendations and action plans that aim to standardize and modernize international corporate tax policy, including changes to cross-border taxes, transfer pricing documentation rules, nexus-based tax practices, and taxation of digital activities. The effective dates of implementation, the interactions of tax reforms in multiple jurisdictions, and uncertainty related to dispute resolution mechanisms could impact our provision for income taxes.

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

•differing labor regulations;

•military conflict, political unrest, or wars; and

•currency exchange rate fluctuations; that is, decreases in the value of the United States dollar to the Euro or the Japanese yen, as well as other currencies in which we transact business, have the effect of increasing our reported revenues even when the volume of sales outside of the United States has remained constant. Increases in the value of the United States dollar relative to the Euro or the Japanese yen, as well as other currencies, have the opposite effect. Significant increases or decreases in the value of the United States dollar could have a material adverse effect on our revenues, cost of sales, or results of operations.

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

The medical technologies we create, study, manufacture, and market globally are subject to rigorous regulation and scrutiny by the FDA and various other federal, state, and foreign governmental authorities, including the European Union's European Commission who promulgated the European Medical Device Regulation ("EU MDR"). Government regulation applies to nearly all aspects of our products’ lifecycles, including testing, clinical study, manufacturing, transporting, sourcing, safety, labeling, storing, packaging, recordkeeping, reporting, advertising, promoting, distributing, marketing, and importing or exporting of medical devices and products. In general, unless an exemption applies, a medical device or product must receive regulatory approval or clearance before it can be marketed or sold. Modifications to existing products or the marketing of new uses for existing products also may require regulatory approvals, approval supplements, or clearances. If we are unable to obtain these required approvals, we may be required to cease manufacturing and sale, or recall or restrict the use of such modified device, pay fines, or take other action until such time as appropriate clearance or approval is obtained. More specifically relating to the EU MDR which came into effect in May 2017 and became applicable in May 2021 with a staggered transition period, all regulated products must be assessed by notified bodies (organizations designated by EU member states) as to whether they meet the technical requirements of the EU MDR before entering the market in Europe. During the transition period, with the influx of submissions to the notified bodies, any delay on obtaining approvals may result in a disruption of device supply or a further delay in getting a device to market. In addition, in the EU, we import some of our devices through our offices in Switzerland. Switzerland is not a member state of the EU, but is linked to the EU through bilateral treaties; therefore, the free movement of goods, including medical devices, between the EU and Switzerland after implementation of the EU MDR requires a revised MRA. If an MRA covering the EU MDR is not put in place, then non-EU manufacturers may be required to make significant changes, including replacement of Swiss economic operators with operators based in EU member states, and changes will need to be made to our device labeling and/or packaging to satisfy EU MDR requirements. If these measures are unable to be taken, it may no longer be possible to place such devices on the EU market.

Regulatory agencies may refuse to grant approval or clearance, or review and disagree with our interpretation of approvals or clearances, or with our decision that regulatory approval is not required or has been maintained. Regulatory submissions may require the provision of additional data and may be time consuming and costly, and their outcome is uncertain. Regulatory agencies may also change policies, adopt additional regulations, or revise existing regulations, each of which could prevent or delay approval or clearance of devices, or could impact our ability to market a previously cleared, approved, or unregulated device. Our failure to comply with these regulatory requirements of the FDA, the European Commission, or other applicable regulatory requirements in the United States or elsewhere might subject us to administratively or judicially imposed sanctions. These sanctions include, among others, warning letters, fines, civil penalties, criminal penalties, injunctions, debarment, product seizure or detention, product recalls and total or partial suspension of production, sale and/or promotion. Any of the foregoing actions could result in decreased sales including as a result of negative publicity and product liability claims, and could have a material adverse effect on our financial condition, results of operations, and prospects. In addition to the sanctions for noncompliance described above, commencement of an enforcement proceeding, inspection, or investigation could divert substantial management attention from the operation of our business and have an adverse effect on our business, results of operations, and financial condition.

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

In addition, as a global company, we are subject to global data privacy and security laws, regulations and codes of conduct that apply to our businesses. We are required to comply with increasingly complex and changing legal and regulatory requirements that govern the collection, use, storage, security, transfer, disclosure and other processing of personal data in the United States and in other countries, which may include, but are not limited to, The Health Insurance Portability and Accountability Act, as amended ("HIPAA"), The Health Information Technology for Economic and Clinical Health Act, the CCPA, the CRPA, and the GDPR. The GDPR imposes stringent European Union data protection requirements and provides for significant penalties for noncompliance. HIPAA also imposes stringent data privacy and security requirements and the regulatory authority has imposed significant fines and penalties on organizations found to be out of compliance. The CCPA and the CRPA provides consumers with a private right of action against companies who have a security breach due to lack of appropriate security measures. We or our third-party providers and business partners may also be subjected to audits or investigations by one or more domestic or foreign government agencies relating to compliance with information security and privacy laws and regulations, and noncompliance with the laws and regulations could result in substantial and material fines or class action litigation.

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

Number of Stockholders

On January 31, 2023, there were 8,019 stockholders of record of our common stock.

Dividends

We have never paid any cash dividends on our capital stock and have no current plans to pay any cash dividends. Our current policy is to retain any future earnings for use in our business.

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (b)
October 1, 2022 through October 31, 2022	1,381,903	$83.66	1,381,903	$1,666.0
November 1, 2022 through November 30, 2022	8,284,153	72.91	8,283,860	1,061.6
December 1, 2022 through December 31, 2022	2,003,416	72.91	2,003,416	915.6
Total	11,669,472	74.18	11,669,179

(a)    The difference between the total number of shares (or units) purchased and the total number of shares (or units) purchased as part of publicly announced plans or programs is due to shares withheld by us to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees.

(b)    On May 4, 2021, the Board of Directors approved a stock repurchase program providing for up to $1.0 billion of repurchases of our common stock. In July 2022, the Board of Directors approved an additional $1.5 billion of repurchases of our common stock under this program, effective July 28, 2022. Repurchases under the program may be made on the open market, including pursuant to a Rule 10b5-1 plan, and in privately negotiated transactions. The repurchase program does not have an expiration date.

Performance Graph

The following graph compares the performance of our common stock with that of the S&P 500 Index and the S&P 500 Health Care Equipment Index. The cumulative total return listed below assumes an initial investment of $100 at the market close on December 31, 2017 and reinvestment of dividends. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

400
300
200
100
0
Dollars
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
Edwards Lifesciences
S&P 500
S&P 500 Health Care Equipment

	Total Cumulative Return
	2018	2019	2020	2021	2022
Edwards Lifesciences	$135.90	$206.98	$242.83	$344.82	$198.59
S&P 500	95.62	125.72	148.85	191.58	156.89
S&P 500 Health Care Equipment	116.24	150.32	176.83	211.05	171.25

Item 6.    [Reserved]

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our results of operations during the two years ended December 31, 2022. Also discussed is our financial position as of December 31, 2022. You should read this discussion in conjunction with the historical consolidated financial statements and related notes included elsewhere in this Form 10-K. For a discussion related to the results of operations for 2021 compared to 2020 and a discussion related to our consolidated cash flows for 2021 compared to 2020, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2021 Annual Report on Form 10–K filed with the Securities and Exchange Commission on February 14, 2022.

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

Financial Highlights and Market Update
COVID-19 and Macroeconomic Uncertainties

The COVID-19 pandemic has adversely impacted, and may further adversely impact, nearly all aspects of our business and markets, including our workforce and the operations of our customers, suppliers, and business partners. Our priority has been to maintain access for patients to our life-saving technologies while providing continuous front-line support to our clinician partners, and protecting the well-being of our employees. Our manufacturing operations have continued to respond to impacts related to COVID-19, and we have been able to supply our technologies around the world. Across the organization, we are proactively managing inventory, assessing alternative logistics options, and closely monitoring the supply of components to address potential supply constraints.

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

During the first quarter of 2022, the Omicron variant had a pronounced impact on hospital capacity, resources, and procedure volumes in January 2022, especially in the United States. Our 2022 sales were also impacted by slower than expected improvement in United States hospital staffing shortages and foreign currency headwinds. In the second half of 2022, we faced COVID-19 headwinds in Japan, which created significant strain on hospital capacity.

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

2022 Financial Highlights

Despite the challenges to our business in 2022 due to COVID-19 and macroeconomic factors, our net sales for 2022 were $5.4 billion, representing an increase of $149.9 million over 2021, driven by sales growth of our TAVR products.

Our gross profit increase in 2022 was driven by our sales growth and the positive impact of our foreign currency hedging program.

The increase in our diluted earnings per share in 2022 was driven by a) the aforementioned increase in our gross profit and b) a decrease in our diluted weighted-average shares outstanding, driven by our increased share repurchase activity. This increase was partially offset by a) changes in the fair value of our contingent consideration liabilities, which resulted in a $121.6 million after tax gain in 2021 compared to a $35.0 million after tax gain in 2022, b) an after-tax charge of $47.0 million in 2022, primarily related to the impairment of intangible assets resulting from our decision to exit our HARPOON surgical mitral repair system program, and c) increased sales and marketing and research and development expenses in 2022.

Healthcare Environment, Opportunities, and Challenges

The medical technology industry is highly competitive and continues to evolve. Our success is measured both by the development of innovative products and the value we bring to our stakeholders. We are committed to developing new technologies and providing innovative patient care, and we are committed to defending our intellectual property in support of those developments. Despite the challenges of the COVID-19 pandemic, our dedicated field teams have found creative ways to support physicians, our engineers continued to advance innovation, and our colleagues worked diligently to keep our clinical trials on track. In 2022, we invested 17.6% of our net sales in research and development. The following is a summary of important developments during 2022:

•we received United States Food and Drug Administration ("FDA") approval for the MITRIS RESILIA valve, a tissue valve replacement specifically designed for the heart's mitral position;
•we received CE Mark approval for the PASCAL Precision transcatheter valve repair system for patients suffering from mitral and tricuspid regurgitation, and FDA approval for PASCAL Precision for patients with degenerative mitral regurgitation; and
•we launched the SAPIEN 3 Ultra RESILIA valve following FDA approval.
We are dedicated to generating robust clinical, economic, and quality-of-life evidence increasingly expected by patients, clinicians, and payors in the current healthcare environment, with the goal of encouraging the adoption of innovative new medical therapies that demonstrate superior outcomes.

Results of Operations

Net Sales by Major Regions
(dollars in millions)

	Years Ended December 31,		Change
	2022	2021	$	%
United States	$3,132.6	$2,963.1	$169.5	5.7%
Europe	1,174.8	1,190.3	(15.5)	(1.3)%
Japan	473.6	528.9	(55.3)	(10.4)%
Rest of World	601.4	550.2	51.2	9.3%
Outside of the United States	2,249.8	2,269.4	(19.6)	(0.9)%
Total net sales	$5,382.4	$5,232.5	$149.9	2.9%

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

Net Sales by Product Group
(dollars in millions)

	Years Ended December 31,		Change
	2022	2021	$	%
Transcatheter Aortic Valve Replacement	$3,518.2	$3,422.5	$95.7	2.8%
Transcatheter Mitral and Tricuspid Therapies	116.1	86.0	30.1	35.1%
Surgical Heart Valve Therapy	893.1	889.1	4.0	0.4%
Critical Care	855.0	834.9	20.1	2.4%
Total net sales	$5,382.4	$5,232.5	$149.9	2.9%

Transcatheter Aortic Valve Replacement

For the years ended December 31, 2022 and 2021:

$3,422.5
$3,518.2
4,000
3,500
3,000
2,500
2,000
1,500
1,000
500
0
$ (Millions)
2021
2022

The increase in net sales of TAVR products was driven by:

•higher sales of the Edwards SAPIEN platform in 2022, primarily the Edwards SAPIEN 3 Ultra valve in the United States, Europe, and Rest of World, the Edwards SAPIEN 3 Ultra RESILIA valve in the United States, and the Edwards SAPIEN 3 in Japan;

partially offset by:

•foreign currency exchange rate fluctuations, which decreased net sales outside of the United States by $140.2 million primarily due to the weakening of the Euro and the Japanese yen against the United States dollar.

During 2022, we continued to advance our EARLY TAVR pivotal trial, studying the treatment of severe aortic stenosis patients before their symptoms develop, and our PROGRESS pivotal trial, studying moderate aortic stenosis patients. During the second quarter of 2022, we began treating patients in our ALLIANCE pivotal trial, studying our next-generation TAVR technology, SAPIEN X4, and during the fourth quarter of 2022, we began the introduction of the SAPIEN 3 Ultra Resilia valve in the United States.

Transcatheter Mitral and Tricuspid Therapies

For the years ended December 31, 2022 and 2021:

140
120
100
80
60
40
20
0
$ (Millions)
$86.0
$116.1
2021
2022

The increase in net sales of TMTT products was due primarily to continued adoption of our PASCAL system in Europe.

During August 2022, we received European regulatory approval for PASCAL Precision for patients suffering from mitral and tricuspid regurgitation, and in September 2022, we received FDA approval for PASCAL Precision for patients with degenerative mitral regurgitation. In mitral replacement, we continued to treat patients through the ENCIRCLE pivotal trial for SAPIEN M3 and completed enrollment in the MISCEND early feasibility study for EVOQUE Eos. We also continued to make progress in enrolling the TRISCEND II pivotal trial of the EVOQUE replacement system and the CLASP IITR pivotal trial with the PASCAL repair system in patients with symptomatic, severe tricuspid regurgitation.

Surgical Structural Heart

For the years ended December 31, 2022 and 2021:

1,000
800
600
400
200
0
$ (Millions)
$889.1
$893.1
2021
2022

The increase in net sales of Surgical products was due primarily to strong adoption of the INSPIRIS RESILIA aortic valve, primarily in the United States and Europe, and the MITRIS RESILIA valve, primarily in the United States. These increases were partially offset by the impact of foreign currency exchange rate fluctuations, which decreased net sales outside of the United States by $46.5 million primarily due to the weakening of the Euro and the Japanese yen against the United States dollar.

In March 2022, we received FDA approval for the MITRIS RESILIA valve and initiated the product launch in the United States in April 2022. MITRIS RESILIA is a tissue valve replacement specifically designed for the heart's mitral position and incorporates our advanced RESILIA technology. In early 2023, we began enrolling patients in our MOMENTS clinical study to demonstrate the durability of RESILIA tissue in the mitral position.

Critical Care

For the years ended December 31, 2022 and 2021:

1,000
800
600
400
200
0
$ (Millions)
$834.9
$855.0
2021
2022

The increase in net sales of Critical Care products was driven by:

•increased demand for our capital products, primarily the HemoSphere monitoring platform in the United States and Japan;

•increased demand for our pressure monitoring products, primarily in the United States; and

•increased demand for our enhanced surgical recovery products, primarily in the United States;

partially offset by:

•foreign currency exchange rate fluctuations, which decreased net sales outside of the United States by $39.5 million primarily due to the weakening of the Japanese yen and the Euro against the United States dollar.

Gross Profit

For the years ended December 31, 2022 and 2021:

5,000
4,000
3,000
2,000
1,000
0
$ in millions
$3,983.6
$4,302.0
76.1%
79.9%
85
80
75
70
Percentage
2021
2022
Gross profit
Percent of net sales

The increase in gross profit as a percentage of net sales in 2022 compared to 2021 was driven primarily by a 3.6 percentage point increase from the impact of our foreign currency hedging program, which includes hedge contract gains and natural hedges (primarily the strengthening of the United States dollar against the Euro and the Japanese yen).

Selling, General, and Administrative ("SG&A") Expenses

For the years ended December 31, 2022 and 2021:

$1,493.7
$1,567.6
28.5%
29.1%
1,800
1,500
1,200
900
600
300
0
$ in millions
40
35
30
25
20
Percentage
2021
2022
SG&A
Percent of net sales

SG&A expenses increased in 2022 compared to 2021 due primarily to a resumption of in-person commercial activities following COVID-19 and higher field-based personnel-related costs, primarily TAVR and TMTT in the United States. Foreign currency exchange rate fluctuations decreased expenses by $63.1 million due primarily to the strengthening of the United States dollar against the Euro and the Japanese yen.

Research and Development ("R&D") Expenses

For the years ended December 31, 2022 and 2021:

1,200
900
600
300
0
$ in millions
30
25
20
15
10
Percentage
$903.1
$945.2
17.3%
17.6%
2021
2022
R&D
Percent of net sales

R&D expenses increased marginally in 2022 compared to 2021 due primarily to continued investments in our transcatheter innovations, including increased clinical trial activity.

Change in Fair Value of Contingent Consideration Liabilities, net

The change in fair value of contingent consideration liabilities resulted in income of $35.8 million and $124.1 million in in 2022 and 2021, respectively. The income in 2022 was due to changes in projected probabilities of milestone achievement and our decision in the third quarter of 2022 to exit our HARPOON surgical mitral repair system program. The income in 2021 was attributable to changes in the projected probabilities of milestone achievements and the projected timing of cash inflows from product sales.

Special Charge

For information on special charge, see Note 4 to the "Consolidated Financial Statements."

Interest Expense

Interest expense was $19.2 million and $18.4 million in 2022 and 2021, respectively. The increase in interest expense resulted primarily from lower capitalized interest due to decreased facilities construction.

Interest Income

Interest income was $35.5 million and $17.4 million in 2022 and 2021, respectively. The increase in interest income resulted primarily from a higher average yield on our investments.

Other Income, net
(in millions)

	Years Ended December 31,
	2022	2021
Foreign exchange losses (gains), net	$1.2	$(5.0)
Gain on insurance settlement	(3.8)	—
Loss (gain) on investments	1.1	(5.8)
Non-service cost components of net periodic pension benefit cost	(1.1)	0.3
Other	—	(2.2)
Total other income, net	$(2.6)	$(12.7)

The net foreign exchange losses (gains) relate to the foreign currency fluctuations primarily in our global trade and intercompany receivable and payable balances, partially offset by the gains and losses on foreign currency derivative instruments.

The gain on insurance settlement relates to an insurance recovery for damaged cargo shipments of heart valves.

The loss (gain) on investments primarily represents our net share of gains and losses in investments accounted for under the equity method, and realized gains and losses on investments in equity securities.

The non-service cost components of net periodic pension benefit cost includes the costs or gains of our defined benefit plans that are not attributed to services rendered by eligible employees during the year, such as interest costs, expected return on plan assets, and amortization of actuarial gains or losses.

Provision for Income Taxes
($ in millions)

	Years Ended December 31,		Change
	2022	2021	$	%
Provision for income taxes	$245.5	$198.9	$46.6	23.4%
Effective tax rate	13.9%	11.7%

Our effective income tax rate in 2022 and 2021 was 13.9% and 11.7%, respectively. Our effective tax rate for 2022 increased in comparison to 2021 primarily due to the decrease in the tax benefit from the change in fair value of contingent consideration liabilities and the decrease in the excess tax benefit from employee share-based compensation.

In 2022, the difference between our 13.9% effective tax rate and the Federal statutory rate of 21% was primarily due to (1) foreign earnings taxed at lower rates, (2) Federal and California research and development credits, (3) the excess tax benefit from employee share-based compensation and (4) the tax benefit from the change in fair value of contingent consideration liabilities.

As of December 31, 2022, we had $189.8 million of gross California research expenditure tax credits that we expect to use in future periods. The credits may be carried forward indefinitely. Based upon anticipated future taxable income, we expect that it is more likely than not that all California research expenditure tax credits will be utilized, although the utilization of the full benefit is expected to occur over a number of years into the distant future.

As of December 31, 2022, our gross uncertain tax positions were $475.3 million. We estimate that these liabilities would be reduced by $182.1 million from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, and timing adjustments. The net amount of $293.2 million, if not required, would favorably affect our effective tax rate.

In the normal course of business, the Internal Revenue Service ("IRS") and other taxing authorities are in different stages of examining various years of our tax filings. During these audits, we may receive proposed audit adjustments that could be material. Therefore, there is a possibility that an adverse outcome in these audits could have a material effect on our results of operations and financial condition. We strive to resolve open matters with each tax authority at the examination level and could reach agreement with a tax authority at any time. While we have accrued for matters we believe are more likely than not to require settlement, the eventual outcome with a tax authority may result in a tax liability that is more or less than that reflected in the consolidated financial statements. Furthermore, we may later decide to challenge any assessments, if made, and may exercise our right to appeal. The uncertain tax positions are reviewed quarterly and adjusted as events occur that affect potential liabilities for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, negotiations between tax authorities, identification of new issues, and issuance of new legislation, regulations, or case law. We believe that adequate amounts of tax and related penalty and interest have been provided for any adjustments that may result from our uncertain tax positions.

We executed an Advance Pricing Agreement (“APA”) in 2018 between the United States and Switzerland governments for tax years 2009 through 2020 covering various, but not all, transfer pricing matters. The unagreed transfer pricing matters, namely Surgical Structural Heart and Transcatheter Aortic Valve Replacement (collectively "Surgical/TAVR") intercompany royalty transactions, then reverted to IRS examination for further consideration as part of the respective years' regular tax audits. In addition, we executed other bilateral APAs as follows: during 2017, an APA between the United States and Japan covering tax years 2015 through 2019; and during 2018, APAs between Japan and Singapore and between Switzerland and Japan covering tax years 2015 through 2019. We have filed to renew all the APAs which cover transactions with Japan for the years 2020 and forward. An APA between Switzerland and Japan covering tax years 2020 through 2024 was executed in 2021. The execution of the other APA renewals depends on many variables outside of our control.

At December 31, 2022, all material state, local, and foreign income tax matters have been concluded for years through 2015. While not material, we continue to address matters in India for years from 2010 and on.

The audits of our United States federal income tax returns through 2014 have been closed. The IRS fieldwork for the 2015 through 2017 tax years was completed during the second quarter of 2021, except for transfer pricing and related matters. The IRS began its examination of the 2018 through 2020 tax years during the first quarter of 2022.

During 2021, we received a Notice of Proposed Adjustment (“NOPA”) from the IRS for the 2015-2017 tax years relating to transfer pricing involving certain Surgical/TAVR intercompany royalty transactions between our United States and Switzerland subsidiaries. The NOPA proposes an increase to our United States taxable income, which could result in additional tax expense for this period of approximately $210 million and represents a significant change to previously agreed upon transfer pricing methodologies for these types of transactions. We have formally disagreed with the NOPA and submitted a formal protest on the matter during the fourth quarter of 2021. During the second quarter of 2022, we received the IRS's rebuttal to our protest and were notified that the case had been transferred to the IRS Independent Office of Appeals. The opening conference is scheduled for the first quarter of 2023. We continue to evaluate all possible remedies available to us, which could take several years to resolve. We believe the amounts previously accrued related to this uncertain tax position are sufficient and, accordingly, have not accrued any additional amount based on the NOPA received. While no payment of any amount related to the NOPA is required to be made, if at all, until all applicable proceedings have been completed, we made an advance payment of tax in November 2022 to prevent the further accrual of interest on any potential deficiency.

Certain Surgical/TAVR intercompany royalty transactions covering tax years 2015 through 2022 that were not resolved under the APA program remain subject to IRS examination, and those transactions and related tax positions remain uncertain as of December 31, 2022. We have considered this information, as well as information regarding the NOPA and rebuttal described above, in our evaluation of our uncertain tax positions. The impact of these unresolved transfer pricing matters, net of any correlative repatriation tax adjustment, may be significant to our consolidated financial statements. Based on the information currently available and numerous possible outcomes, we cannot reasonably estimate what, if any, changes in our existing uncertain tax positions may occur in the next 12 months and, therefore, have continued to record the uncertain tax positions as a long-term liability.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA includes, among other provisions, changes to the U.S. corporate income tax system, including (1) a 15% minimum tax based on “adjusted financial statement income,” which is effective for tax years beginning after December 31, 2022, and (2) a one percent excise tax on net repurchases of stock after December 31, 2022. While we continue to evaluate the IRA and its application to our business, we do not expect the IRA will have a material impact on our consolidated financial statements.

We have received tax incentives in certain non-United States tax jurisdictions, the primary benefit for which will expire in 2029. The tax reductions as compared to the local statutory rates were $247.4 million ($0.40 per diluted share) and $208.0 million ($0.33 per diluted share) for the years ended December 31, 2022 and 2021, respectively.

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

The Tax Cuts and Jobs Act of 2017 (the "2017 Act") included extensive changes to the international tax regime. The 2017 Act required a deemed repatriation of post-1986 undistributed foreign earnings and profits. The one-time transition tax liability, as adjusted, is payable in three remaining annual installments, as outlined in the contractual obligations table presented under "Material Cash Requirements" below. As of December 31, 2022, we had a remaining tax obligation of $188.5 million related to the deemed repatriation. See Note 17 to the "Consolidated Financial Statements" for additional information about the one-time transition tax.

As of December 31, 2022, cash and cash equivalents and short-term investments held in the United States and outside of the United States were $731.8 million and $483.5 million, respectively. During 2022, we repatriated cash of $934.0 million. We assert that $1.0 billion of our foreign earnings continue to be permanently reinvested and our intent is to repatriate $580.8 million of our foreign earnings as of December 31, 2022. The estimated net tax liability on the indefinitely reinvested earnings if repatriated is $14.9 million.

We had a Five-Year Credit Agreement (the "Prior Credit Agreement") which was scheduled to mature on April 28, 2023 and provided up to an aggregate of $750.0 million in borrowings in multiple currencies. In July 2022, we entered into a new Five-Year Credit Agreement (the "New Credit Agreement") which provides for a $750.0 million multi-currency unsecured revolving credit facility and replaced the Prior Credit Agreement. The New Credit Agreement matures on July 15, 2027. We may increase the amount available under the New Credit Agreement by up to an additional $250.0 million in the aggregate and extend the maturity date for an additional year, subject to agreement of the lenders. The New Credit Agreement contains various financial and other covenants, including a maximum leverage ratio, as defined in the agreement. As of December 31, 2022, no amounts were outstanding, and we were in compliance with all covenants under the New Credit Agreement.

In June 2018, we issued $600.0 million of 4.3% fixed-rate unsecured senior notes (the "2018 Notes") due June 15, 2028. We may redeem the 2018 Notes, in whole or in part, at any time and from time to time at specified redemption prices. As of December 31, 2022, we have not elected to redeem any of the 2018 Notes. As of December 31, 2022, the carrying value of the 2018 Notes was $596.3 million. For further information on our debt, see Note 10 to the "Consolidated Financial Statements."

From time to time, we repurchase shares of our common stock under share repurchase programs authorized by the Board of Directors. We consider several factors in determining when to execute share repurchases, including, among other things, expected dilution from stock plans, cash capacity, and the market price of our common stock. During 2022, under the Board authorized repurchase program, we repurchased a total of 20.0 million shares at an aggregate cost of $1.7 billion. As of December 31, 2022, we had remaining authority to purchase $915.6 million of our common stock under the share repurchase program.

Certain of our business acquisitions involve contingent consideration arrangements. Payment of additional consideration in the future may be required, contingent upon the acquired business reaching certain performance milestones, such as attaining specified revenue levels or obtaining regulatory approvals. For further information, see Note 11 to the "Consolidated Financial Statements."

We have purchased options to acquire and have agreed to provide promissory notes to various entities. These arrangements could result in additional cash outlays in the future should we decide to exercise the options or should the entities draw on the promissory notes. For further information, see Note 8 to the "Consolidated Financial Statements."

On July 12, 2020, we reached the Settlement Agreement with Abbott to settle all outstanding patent disputes between the companies in cases related to transcatheter mitral and tricuspid repair products. The Settlement Agreement resulted in us recording an estimated $367.9 million pretax charge in June 2020 related to past damages. In addition, we will incur royalty expenses through May 2024 totaling an estimated $70 million. We made a one-time $100.0 million payment to Abbott in July 2020, and are making quarterly payments in subsequent years. For further information, see Note 3 to the "Consolidated Financial Statements."

Consolidated Cash Flows - For the twelve months ended December 31, 2022 and 2021
Net cash flows provided by operating activities of $1.2 billion for 2022 decreased $513.9 million from 2021 due to an increase in tax payments, an increase in inventory builds compared to the prior year, and a higher bonus payout in 2022 associated with 2021 performance.

Net cash provided by investing activities of $252.3 million in 2022 consisted primarily of net proceeds from investments of $661.0 million, partially offset by capital expenditures of $244.6 million and payments of $109.6 million for options to acquire other companies. For further information, see Note 8 to the "Consolidated Financial Statements."

Net cash used in investing activities of $1.7 billion in 2021 consisted primarily of net purchases of investments of $1.4 billion and capital expenditures of $325.8 million.

We currently anticipate making capital expenditures of approximately $300.0 million in 2023 as we continue to invest in our operations.
Net cash used in financing activities of $1.6 billion in 2022 consisted primarily of purchases of treasury stock of $1.7 billion, partially offset by proceeds from stock plans of $146.4 million.

Net cash used in financing activities of $356.3 million in 2021 consisted primarily of purchases of treasury stock of $512.8 million, partially offset by proceeds from stock plans of $158.6 million.

Material Cash Requirements

A summary of our material cash requirements as of December 31, 2022 is as follows (in millions):

	Payments Due by Period
Contractual Obligations	Total	Year 1	Years 2-3	Years 4-5	After 5 Years
Debt	$600.0	$—	$—	$—	$600.0
Operating leases	102.7	27.0	31.0	18.7	26.0
Interest on debt	106.4	19.6	39.3	38.9	8.6
Transition tax on unremitted foreign earnings and profits (a)	188.5	47.1	141.4	—	—
Litigation settlement obligation (minimum payments)	162.5	50.0	100.0	12.5	—
Pension obligations (b)	2.4	2.4	—	—	—
Purchase and other commitments (c)	34.3	18.5	12.0	2.8	1.0
Total contractual cash obligations (d), (e)	$1,196.8	$164.6	$323.7	$72.9	$635.6
_______________________________________________________________________________
(a)     As of December 31, 2022, we had recorded $188.5 million of income tax liabilities related to the one-time transition tax that resulted from the enactment of the 2017 Act. The transition tax is due in eight annual installments, with the first five installments paid in 2018 through 2022. The remaining installment amounts will be equal to 15% of the total liability payable in 2023, 20% in 2024, and 25% in 2025. See Note 17 to the "Consolidated Financial Statements" for additional information about the one-time transition tax.

(b)    The amount included in "Less Than 1 Year" reflects anticipated contributions to our various pension plans. Anticipated contributions beyond one year are not determinable. The total accrued benefit liability for our pension plans recognized as of December 31, 2022 was $23.5 million. This amount is impacted by, among other items, pension expense funding levels, changes in plan demographics and assumptions, and investment returns on plan assets. Therefore, we are unable to make a reasonably reliable estimate of the amount and period in which the liability might be paid, and did not include this amount in the contractual obligations table. See Note 13 to the "Consolidated Financial Statements" for further information.

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

(d)    As of December 31, 2022, the gross liability for uncertain tax positions, including interest, was $519.8 million and relates primarily to transfer pricing matters which are discussed in detail in Note 17 to the "Consolidated Financial Statements." Based upon the information currently available and numerous possible outcomes, we cannot reasonably estimate the amount and period in which the liability might be paid, and did not include this amount in the contractual obligations table.

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

•the probability of success of clinical events and regulatory approvals, and/or meeting commercial milestones; and

•projected payment dates.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. Our investment strategy is focused on preserving capital and supporting our liquidity requirements, while earning a reasonable market return. We invest in a variety of debt securities, primarily time deposits, commercial paper, United States and foreign government and agency securities, asset-backed securities, corporate debt securities, and municipal debt securities. The market value of our investments may decline if current market interest rates rise. As of December 31, 2022, we had $1.6 billion of investments in debt securities which had an average remaining term to maturity of 0.98 years. Taking into consideration the average maturity of our debt securities, a hypothetical 0.5% to 1.0% absolute increase in interest rates at December 31, 2022 would have resulted in a $7.8 million to $15.5 million decrease in the fair value of these investments. Such a decrease would only result in a realized loss if we choose or are forced to sell the investments before the scheduled maturity, which we currently do not anticipate.

For more information related to investments, see Note 7 to the "Consolidated Financial Statements."

We are also exposed to interest rate risk on our debt obligations. As of December 31, 2022, we had $600.0 million of 2018 Notes outstanding that carry a fixed rate, and also had available a $750.0 million Credit Agreement that carries a variable interest rate based on the Secured Overnight Financing Rate ("SOFR"). As of December 31, 2022, there were no borrowings outstanding under the Credit Agreement. Based on our December 31, 2022 variable debt levels, a hypothetical 1.0% absolute increase in floating market interest rates would not have impacted our interest expense since we had no variable debt outstanding during the year. As of December 31, 2022, a hypothetical 1.0% absolute increase in market interest rates would decrease the fair value of the fixed-rate debt by approximately $26.7 million. This hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt.

For more information related to outstanding debt obligations, see Note 10 to the "Consolidated Financial Statements."

Currency Risk

We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances and results of our non-United States subsidiaries into United States dollars, currency gains and losses related to intercompany and third-party transactions denominated in currencies other than a subsidiary's functional currency, and currency gains and losses associated with intercompany loans. Our principal currency exposures relate to the Euro and the Japanese yen. Our objective is to minimize the volatility of our exposure to these risks through a combination of normal operating and financing activities and the use of derivative financial instruments in the form of foreign currency forward exchange contracts and cross currency swap contracts. The total notional amount of our derivative financial instruments entered into for foreign currency management purposes at December 31, 2022 was $2.0 billion. A hypothetical 10% increase (or decrease) in the value of the United States dollar against all hedged currencies would increase (or decrease) the fair value of these derivative contracts by $158.2 million. Any gains or losses on the fair value of derivative contracts would generally be offset by gains and losses on the underlying transactions, so the net impact would not be significant to our financial condition or results of operations.

For more information related to outstanding foreign exchange contracts, see Note 2 and Note 12 to the "Consolidated Financial Statements."

Credit Risk

Derivative financial instruments involve credit risk in the event the financial institution counterparty should default. It is our policy to execute such instruments with major financial institutions that we believe to be creditworthy. At December 31, 2022, all derivative financial instruments were with bank counterparties assigned investment grade ratings by national rating agencies. We further diversify our derivative financial instruments among counterparties to minimize exposure to any one of these entities. We have not experienced a counterparty default and do not anticipate any non-performance by our current derivative counterparties.

Concentrations of Risk

We invest excess cash in a variety of debt securities, and diversify the investments between financial institutions. Our investment policy limits the amount of credit exposure to any one issuer.

In the normal course of business, we provide credit to customers in the health care industry, perform credit evaluations of these customers, and maintain allowances for potential credit losses, which have historically been adequate compared to actual losses. In 2022, we had no customers that represented 10% or more of our total net sales or accounts receivable, net.

Investment Risk

We are exposed to investment risks related to changes in the underlying financial condition and credit capacity of certain of our investments. As of December 31, 2022, we had $1.6 billion of investments in debt securities of various companies, of which $1.1 billion were long-term. In addition, we had $108.3 million of investments in equity instruments. Should these companies experience a decline in financial performance, financial condition or credit capacity, or fail to meet certain development milestones, a decline in the investments' value may occur, resulting in unrealized or realized losses.

Item 8.    Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	40

Financial Statements:

Consolidated Balance Sheets as of December 31, 2022 and 2021	42

For the Years Ended December 31, 2022, 2021, and 2020:

Consolidated Statements of Operations	43

Consolidated Statements of Comprehensive Income	44

Consolidated Statements of Cash Flows	45

Consolidated Statements of Stockholders' Equity	46

Notes to Consolidated Financial Statements	47

All other schedules are omitted as they are not applicable or the required information is furnished in the Consolidated Financial Statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Edwards Lifesciences Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Edwards Lifesciences Corporation and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Uncertain Tax Positions Related to Intercompany Transfer Pricing

As described in Note 17 to the consolidated financial statements, the Company had an uncertain gross tax position liability balance of $475.3 million as of December 31, 2022, of which a majority is related to intercompany transfer pricing. As disclosed by management, the Company is subject to income taxes in the United States and numerous foreign jurisdictions. The Company’s income tax returns in these jurisdictions are periodically audited by domestic and foreign tax authorities. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income amongst various tax jurisdictions. Significant judgment is required by management in evaluating uncertain tax positions, including estimating the ultimate resolution to intercompany pricing controversies between countries when there are numerous possible outcomes.

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

/s/ PricewaterhouseCoopers LLP
Irvine, California
February 13, 2023

We have served as the Company’s auditor since 1999.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$769.0	$862.8
Short-term investments (Note 7)	446.3	604.0
Accounts receivable, net of allowances of $7.9 and $9.3, respectively	643.0	582.2
Other receivables	56.1	82.7
Inventories (Note 5)	875.5	726.7
Prepaid expenses	110.0	85.2
Other current assets	195.9	237.1
Total current assets	3,095.8	3,180.7
Long-term investments (Note 7)	1,239.0	1,834.2
Property, plant, and equipment, net (Note 5)	1,632.8	1,546.6
Operating lease right-of-use assets (Note 6)	92.3	92.1
Goodwill (Note 9)	1,164.3	1,167.9
Other intangible assets, net (Note 9)	285.2	323.6
Deferred income taxes	484.0	246.7
Other assets	299.1	110.8
Total assets	$8,292.5	$8,502.6
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$201.9	$204.5
Accrued and other liabilities (Note 5)	795.0	802.3
Operating lease liabilities (Note 6)	25.5	25.5
Total current liabilities	1,022.4	1,032.3
Long-term debt (Note 10)	596.3	595.7
Contingent consideration liabilities (Notes 8 and 11)	26.2	62.0
Taxes payable (Note 17)	143.4	190.0
Operating lease liabilities (Note 6)	69.5	69.1
Uncertain tax positions (Note 17)	267.5	259.0
Litigation settlement accrual (Note 3)	143.0	191.3
Other liabilities	217.5	267.3
Total liabilities	2,485.8	2,666.7
Commitments and contingencies (Notes 6, 10, and 18)
Stockholders' equity (Note 14)
Preferred stock, $0.01 par value, authorized 50.0 shares, no shares outstanding	—	—
Common stock, $1.00 par value, 1,050.0 shares authorized, 646.3 and 642.0 shares issued, and 608.3 and 624.1 shares outstanding, respectively	646.3	642.0
Additional paid-in capital	1,969.3	1,700.4
Retained earnings	7,590.0	6,068.1
Accumulated other comprehensive loss (Note 15)	(254.9)	(157.7)
Treasury stock, at cost, 38.0 and 17.9 shares, respectively	(4,144.0)	(2,416.9)
Total stockholders' equity	5,806.7	5,835.9
Total liabilities and stockholders' equity	$8,292.5	$8,502.6

The accompanying notes are an integral part of these consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share information)

	Years Ended December 31,
	2022	2021	2020
Net sales	$5,382.4	$5,232.5	$4,386.3
Cost of sales	1,080.4	1,248.9	1,080.6
Gross profit	4,302.0	3,983.6	3,305.7
Selling, general, and administrative expenses	1,567.6	1,493.7	1,228.4
Research and development expenses	945.2	903.1	760.7
Intellectual property litigation expenses, net (Note 3)	15.8	20.6	405.4
Change in fair value of contingent consideration liabilities, net (Note 11)	(35.8)	(124.1)	13.6
Special charge (Note 4)	60.7	—	—
Operating income	1,748.5	1,690.3	897.6
Interest expense	19.2	18.4	15.8
Interest income	(35.5)	(17.4)	(23.4)
Other income, net (Note 16)	(2.6)	(12.7)	(11.5)
Income before provision for income taxes	1,767.4	1,702.0	916.7
Provision for income taxes (Note 17)	245.5	198.9	93.3
Net income	$1,521.9	$1,503.1	$823.4
Share information (Note 2):
Earnings per share:
Basic	$2.46	$2.41	$1.32
Diluted	$2.44	$2.38	$1.30
Weighted-average number of common shares outstanding:
Basic	619.0	623.3	622.6
Diluted	624.2	631.2	631.9

   The accompanying notes are an integral part of these consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Years Ended December 31,
	2022	2021	2020
Net income	$1,521.9	$1,503.1	$823.4
Other comprehensive (loss) income, net of tax (Note 15):
Foreign currency translation adjustments	(46.3)	(50.1)	32.4
Unrealized (loss) gain on hedges	(5.9)	57.4	(40.2)
Unrealized pension credits (costs)	13.7	11.6	(4.2)
Unrealized (loss) gain on available-for-sale investments	(77.5)	(24.1)	6.6
Reclassification of net realized investment loss to earnings	18.8	8.6	0.3
Other comprehensive (loss) income, net of tax	(97.2)	3.4	(5.1)
Comprehensive income	$1,424.7	$1,506.5	$818.3

The accompanying notes are an integral part of these consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net income	$1,521.9	$1,503.1	$823.4
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	139.6	134.8	107.2
Non-cash operating lease cost	27.2	28.5	28.2
Stock-based compensation (Notes 2 and 14)	126.8	109.3	92.6
Impairment charges (Note 4)	55.1	4.0	—
Change in fair value of contingent consideration liabilities, net (Note 11)	(35.8)	(124.1)	13.6
Loss (gain) on investments, net	51.5	(36.8)	(21.2)
Deferred income taxes	(254.5)	(41.4)	(49.4)
Other	7.8	9.4	17.7
Changes in operating assets and liabilities:
Accounts and other receivables, net	(84.1)	(91.1)	41.9
Inventories	(213.4)	19.0	(120.6)
Prepaid expenses and other current assets	0.1	7.9	(28.5)
Accounts payable and accrued liabilities	(21.4)	195.2	(84.5)
Litigation settlement accrual	(45.0)	(29.2)	270.5
Income taxes	(5.6)	62.0	(52.9)
Other	(52.0)	(18.5)	16.3
Net cash provided by operating activities	1,218.2	1,732.1	1,054.3
Cash flows from investing activities
Capital expenditures	(244.6)	(325.8)	(407.0)
Purchases of held-to-maturity investments (Note 7)	(353.5)	(250.0)	(162.0)
Proceeds from sales and maturities of held-to-maturity investments (Note 7)	419.5	138.0	212.2
Purchases of available-for-sale investments (Note 7)	(315.8)	(1,629.3)	(689.7)
Proceeds from sales and maturities of available-for-sale investments (Note 7)	939.6	391.2	564.8
Payment for acquisition option (Note 8)	(109.6)	(13.1)	(10.0)
Issuances of notes receivable	(52.3)	(5.1)	(27.0)
Collections of notes receivable	18.0	20.0	—
Investments in intangible assets	(20.2)	(4.0)	(0.3)
Other	(28.8)	(44.4)	(12.1)
Net cash provided by (used in) investing activities	252.3	(1,722.5)	(531.1)
Cash flows from financing activities
Proceeds from issuance of debt	—	5.2	16.2
Payments on debt and finance lease obligations	(0.2)	(7.0)	(17.0)
Purchases of treasury stock	(1,727.1)	(512.8)	(625.4)
Proceeds from stock plans	146.4	158.6	140.5
Other	(3.6)	(0.3)	(1.2)
Net cash used in financing activities	(1,584.5)	(356.3)	(486.9)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	19.2	13.9	(20.5)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(94.8)	(332.8)	15.8
Cash, cash equivalents, and restricted cash at beginning of year	867.4	1,200.2	1,184.4
Cash, cash equivalents, and restricted cash at end of year	$772.6	$867.4	$1,200.2

The accompanying notes are an integral part of these consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)

	Common Stock		Treasury Stock
	Shares	Par Value	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
BALANCE AT DECEMBER 31, 2019	218.1	$218.1	9.0	$(1,278.7)	$1,623.3	$3,741.6	$(156.0)	$4,148.3
Net income						823.4		823.4
Other comprehensive loss, net of tax							(5.1)	(5.1)
Common stock issued under equity plans	4.5	4.5			136.0			140.5
Stock-based compensation expense					92.6			92.6
Purchases of treasury stock			3.1	(625.4)				(625.4)
Stock issued to effect stock split	413.8	413.8			(413.8)			—
BALANCE AT DECEMBER 31, 2020	636.4	636.4	12.1	(1,904.1)	1,438.1	4,565.0	(161.1)	4,574.3
Net income						1,503.1		1,503.1
Other comprehensive income, net of tax							3.4	3.4
Common stock issued under equity plans	5.6	5.6			153.0			158.6
Stock-based compensation expense					109.3			109.3
Purchases of treasury stock			5.8	(512.8)				(512.8)
BALANCE AT DECEMBER 31, 2021	642.0	642.0	17.9	(2,416.9)	1,700.4	6,068.1	(157.7)	5,835.9
Net income						1,521.9		1,521.9
Other comprehensive loss, net of tax							(97.2)	(97.2)
Common stock issued under equity plans	4.3	4.3			142.1			146.4
Stock-based compensation expense					126.8			126.8
Purchases of treasury stock			20.1	(1,727.1)				(1,727.1)
BALANCE AT DECEMBER 31, 2022	646.3	$646.3	38.0	$(4,144.0)	$1,969.3	$7,590.0	$(254.9)	$5,806.7

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

The Company sells separately priced service contracts, which range from 12 to 36 months, to owners of its hemodynamic monitors. The Company invoices the customer the total amount of consideration at the inception of the contract and recognizes revenue ratably over the term of the contract. As of December 31, 2022 and 2021, $10.6 million and $10.2 million, respectively, of deferred revenue associated with outstanding service contracts was recorded in “Accrued and Other Liabilities” and "Other Liabilities." During 2022, the Company recognized as revenue $7.2 million that was included in the balance of deferred revenue as of December 31, 2021, and during 2021, the Company recognized as revenue $7.3 million that was included in the balance of deferred revenue as of December 31, 2020.

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

Shipping and Handling Costs

Shipping costs, which are costs incurred to physically move product from the Company's premises or third party distribution centers, including storage, to the customer's premises, are included in "Selling, General, and Administrative Expenses." Handling costs, which are costs incurred to store at the Company's premises, move, and prepare products for shipment, are included in "Cost of Sales." For the years ended December 31, 2022, 2021, and 2020, shipping costs of $87.4 million, $85.3 million, and $74.0 million, respectively, were included in "Selling, General, and Administrative Expenses."

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash Equivalents

The Company considers highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. These investments are valued at cost, which approximates fair value.

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

The Company also has long-term equity investments in companies that are in various stages of development. These investments are reported at fair value or under the equity method of accounting, as appropriate. Equity investments that do not have readily determinable fair values are recorded at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. The Company accounts for investments in limited partnerships and limited liability corporations, whereby the Company owns a minimum of 3% of the investee's outstanding voting stock, under the equity method of accounting. These investments are recorded at the amount of the Company's investment and adjusted each period for the Company's share of the investee's income or loss, and dividends paid.

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

Debt securities in an unrealized loss position are written down to fair value through “Other Income, net” if the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. For debt securities in an unrealized loss position that do not meet the aforementioned criteria, the Company assesses whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the length of time and the extent to which the security's fair value has been below cost, changes to the rating of the security by a rating agency, and any adverse conditions specifically related to the security, among other factors. When a credit loss exists, the Company compares the present value of cash flows expected to be collected from the debt security to the amortized cost basis of the security to determine the allowance amount that should be recorded, if any.

Accounts Receivable

The majority of the Company’s accounts receivable arise from direct product sales and sales of products under consignment arrangements, and have payment terms that generally require payment within 30 to 90 days. The Company does not adjust its receivables for the effects of a significant financing component at contract inception if collection of the receivable is expected within one year or less from the time of sale. In countries where the Company has experienced a pattern of payments extending beyond the stated terms and collection of the receivable is expected beyond one year from the time of sale, the Company assesses whether the customer has a significant financing component and discounts the receivable and reduces the related revenues over the period of time that the Company estimates those amounts will be paid using the country’s market-based borrowing rate for such period.

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

The Company allocates to inventory general and administrative costs that are related to the production process. These costs include insurance, manufacturing accounting and human resources personnel, and information technology. During the years ended December 31, 2022, 2021, and 2020, the Company allocated $88.1 million, $77.9 million, and $63.1 million, respectively, of general and administrative costs to inventory. General and administrative costs included in inventory at December 31, 2022 and 2021 were $43.7 million and $33.7 million, respectively.

At December 31, 2022 and 2021, $128.6 million and $125.8 million, respectively, of the Company's finished goods inventories were held on consignment.

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

Depreciation expense for property, plant, and equipment was $133.9 million, $127.0 million, and $101.8 million for the years ended December 31, 2022, 2021, and 2020, respectively.

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

Acquisitions

Businesses that the Company acquires are included in its results of operations as of the acquisition date. The purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the fair values of identifiable assets and liabilities is recorded as goodwill. Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred. Contingent consideration obligations incurred in connection with a business combination are recorded at their fair values on the acquisition date and remeasured on a quarterly basis, with changes in their fair value recorded as an adjustment to earnings, until the related contingencies have been resolved. When the assets acquired do not meet the definition of a business combination, the transactions is accounted for as an asset acquisition. In an asset acquisition, the cost of the acquisition is allocated to the assets acquired and liabilities assumed based on their relative fair values. Upfront payments related to in-process research and development projects with no alternative future use are expensed upon acquisition.

Impairment of Goodwill and Long-lived Assets

Goodwill is reviewed for impairment annually in the fourth quarter of each fiscal year, or whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the Company performs a quantitative impairment test. The Company determined, after performing a qualitative review of each reporting unit, that it is more likely than not that the fair value of each of its reporting units substantially exceeds the respective carrying amounts. Accordingly, in 2022, 2021, and 2020, the Company did not record any goodwill impairment loss.

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

In 2022, the Company recorded a $52.7 million impairment of certain developed technology and in-process research and development assets. For further information, see Note 4. In 2021 and 2020, the Company did not record any impairment loss related to its in-process research and development assets.

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

The table below presents the computation of basic and diluted earnings per share (in millions, except for per share information):

	Years Ended December 31,
	2022	2021	2020
Basic:
Net income	$1,521.9	$1,503.1	$823.4
Weighted-average shares outstanding	619.0	623.3	622.6
Basic earnings per share	$2.46	$2.41	$1.32
Diluted:
Net income	$1,521.9	$1,503.1	$823.4
Weighted-average shares outstanding	619.0	623.3	622.6
Dilutive effect of stock plans	5.2	7.9	9.3
Dilutive weighted-average shares outstanding	624.2	631.2	631.9
Diluted earnings per share	$2.44	$2.38	$1.30

Outstanding stock options, unvested restricted stock units, and unvested market-based restricted stock units to purchase approximately 3.6 million, 1.8 million, and 2.0 million shares for the years ended December 31, 2022, 2021, and 2020,

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

Stock-based Compensation

The Company measures and recognizes compensation expense for all stock-based awards based on estimated fair values. Stock-based awards consist of stock options, restricted stock units (service-based and market-based), and employee stock purchase subscriptions. Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over each award's requisite service period (vesting period) on a straight-line basis. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Upon exercise of stock options or vesting of restricted stock units, the Company issues common stock.

Total stock-based compensation expense was as follows (in millions):

	Years Ended December 31,
	2022	2021	2020
Cost of sales	$22.8	$20.4	$17.2
Selling, general, and administrative expenses	75.3	65.6	56.6
Research and development expenses	28.7	23.3	18.8
Total stock-based compensation expense	126.8	109.3	92.6
Income tax benefit	(21.6)	(18.9)	(15.4)
Total stock-based compensation expense, net of tax	$105.2	$90.4	$77.2

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

The Company uses foreign currency forward exchange contracts and cross currency swap contracts to manage its exposure to changes in currency exchange rates from (1) future cash flows associated with intercompany transactions and certain local currency expenses expected to occur within the next 13 months (designated as cash flow hedges), (2) its net investment in certain foreign subsidiaries (designated as net investment hedges) and (3) foreign currency denominated assets or liabilities (designated as fair value hedges). The Company also uses foreign currency forward exchange contracts that are not designated as hedging instruments to offset the transaction gains and losses associated with the revaluation of certain assets and liabilities denominated in currencies other than their functional currencies, resulting principally from intercompany and local currency transactions.

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

3.    INTELLECTUAL PROPERTY LITIGATION EXPENSES, NET

The Company incurred intellectual property litigation expenses, including settlements and external legal costs, of $15.8 million, $20.6 million and $405.4 million during 2022, 2021 and 2020, respectively.

On July 12, 2020, the Company reached an agreement with Abbott Laboratories and its direct and indirect subsidiaries ("Abbott") to, among other things, settle all outstanding patent disputes between the companies (the “Settlement Agreement”) in cases related to transcatheter mitral and tricuspid repair products. The Settlement Agreement resulted in the Company recording an estimated $367.9 million pre-tax charge and related liability in June 2020 related to past damages. In addition, the Company will incur royalty expenses through May 2024 totaling an estimated $70 million. The Company made a one-time $100.0 million payment to Abbott in July 2020, and is making quarterly payments in subsequent years. As of December 31, 2022, $53.3 million was accrued in "Accrued and other liabilities" and $143.0 million was accrued in "Litigation settlement accrual" on the consolidated balance sheet.

4. SPECIAL CHARGE

In September 2022, the Company decided to exit its HARPOON surgical mitral repair system program. As a result, the Company recorded a charge to its United States segment of $62.3 million, of which $60.7 million was included in "Special Charge" and $1.6 million was included in "Cost of Sales" on the consolidated statements of operations. The charge primarily related to the full impairment of intangible assets associated with the technology for $52.7 million (see Note 8 and Note 9) and other related exit costs. The Company believes that no additional contingent consideration is due and, in September 2022, recorded an $11.7 million contingent consideration gain associated with the exit (see Note 11).

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. OTHER CONSOLIDATED FINANCIAL STATEMENT DETAILS

Composition of Certain Financial Statement Captions

Components of selected captions in the consolidated balance sheets are as follows:

	As of December 31,
	2022	2021
	(in millions)
Inventories
Raw materials	$156.4	$132.8
Work in process	177.4	164.3
Finished products	541.7	429.6
	$875.5	$726.7
Property, plant, and equipment, net
Land	$116.3	$116.5
Buildings and leasehold improvements	1,189.2	1,010.1
Machinery and equipment	697.6	613.4
Equipment with customers	37.4	39.2
Software	87.5	88.2
Construction in progress	255.2	333.8
	2,383.2	2,201.2
Accumulated depreciation	(750.4)	(654.6)
	$1,632.8	$1,546.6
Accrued and other liabilities
Employee compensation and withholdings	$268.7	$319.7
Accrued rebates	116.1	77.0
Property, payroll, and other taxes	45.6	68.9
Research and development accruals	66.9	58.2
Legal and insurance (Notes 3 and 18)	81.4	79.1
Taxes payable	50.6	30.6
Fair value of derivatives	20.7	3.9
Accrued marketing expenses	17.0	20.1
Accrued professional services	6.6	11.9
Accrued realignment reserves	15.6	19.1
Accrued relocation costs	25.2	26.2
Other accrued liabilities	80.6	87.6
	$795.0	$802.3

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. OTHER CONSOLIDATED FINANCIAL STATEMENT DETAILS (Continued)
Supplemental Cash Flow Information
(in millions)

	Years Ended December 31,
	2022	2021	2020
Cash paid during the year for:
Interest	$19.3	$20.2	$19.9
Income taxes	$504.1	$182.5	$197.9
Amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$28.1	$31.9	$29.7
Non-cash investing and financing transactions:
Right-of-use assets obtained in exchange for new lease liabilities	$31.9	$28.7	$39.7
Capital expenditures accruals	$42.6	$54.3	$80.4
Conversion of notes receivable to equity investment	$—	$21.5	$4.5

Cash, Cash Equivalents, and Restricted Cash
(in millions)

	Years Ended December 31,
	2022	2021	2020
Cash and cash equivalents	$769.0	$862.8	$1,183.2
Restricted cash included in other current assets	0.5	1.5	16.6
Restricted cash included in other assets	3.1	3.1	0.4
Total cash, cash equivalents, and restricted cash	$772.6	$867.4	$1,200.2

Amounts included in restricted cash primarily represent funds placed in escrow related to litigation and real estate purchases. Restricted cash as of December 31, 2020 also included funds restricted for construction.

6. LEASES

The Company leases certain office space, manufacturing facilities, land, apartments, warehouses, vehicles, and equipment with remaining lease terms ranging from less than 1 year to 18 years, some of which include options to extend or terminate the leases.

Operating lease costs for the years ended December 31, 2022, 2021, and 2020 were $28.8 million, $29.7 million, and $30.5 million, respectively. Short-term and variable lease costs were not material for the years ended December 31, 2022, 2021, and 2020.

Supplemental balance sheet information related to operating leases was as follows (in millions, except lease term and discount rate):

	As of December 31,
	2022	2021
Operating lease right-of-use assets	$92.3	$92.1

Operating lease liabilities, current portion	$25.5	$25.5
Operating lease liabilities, long-term portion	69.5	69.1
Total operating lease liabilities	$95.0	$94.6

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. LEASES (Continued)

Maturities of operating lease liabilities at December 31, 2022 were as follows (in millions):

2023	$27.0
2024	18.5
2025	12.5
2026	10.5
2027	8.2
Thereafter	26.0
Total lease payments	102.7
Less: imputed interest	(7.7)
Total lease liabilities	$95.0

The following table provides information on the lease terms and discount rates:

	Years Ended December 31,
	2022	2021
Weighted-average remaining lease term (in years)	6.4	6.2
Weighted-average discount rate	1.8%	2.5%

As of December 31, 2022, the Company had additional operating lease commitments of $14.1 million for office spaces that have not yet commenced.

7. INVESTMENTS

Debt Securities

Investments in debt securities at the end of each period were as follows (in millions):

	December 31, 2022				December 31, 2021
Held-to-maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Bank time deposits	$96.0	$—	$—	$96.0	$162.0	$—	$—	$162.0

Available-for-sale
Bank time deposits	$—	$—	$—	$—	$2.5	$—	$—	$2.5
Commercial paper	—	—	—	—	127.7	—	—	127.7
United States government and agency securities	137.7	—	(6.1)	131.6	147.4	0.6	(0.7)	147.3
Asset-backed securities	380.6	—	(14.0)	366.6	515.2	0.3	(2.9)	512.6
Corporate debt securities	1,028.1	—	(47.8)	980.3	1,397.1	2.0	(8.3)	1,390.8
Municipal securities	2.7	—	(0.2)	2.5	2.8	—	—	2.8
	$1,549.1	$—	$(68.1)	$1,481.0	$2,192.7	$2.9	$(11.9)	$2,183.7

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. INVESTMENTS (Continued)

The cost and fair value of investments in debt securities, by contractual maturity, as of December 31, 2022 were as follows:

	Held-to-Maturity		Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Due in 1 year or less	$91.5	$91.5	$362.0	$354.8
Due after 1 year through 5 years	4.5	4.5	753.8	710.8
Due after 5 years through 10 years	—	—	6.0	5.7
Instruments not due at a single maturity date (a)	—	—	427.3	409.7
	$96.0	$96.0	$1,549.1	$1,481.0
_______________________________________
(a)     Consists of mortgage- and asset-backed securities.

Actual maturities may differ from the contractual maturities due to call or prepayment rights.

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2022 and 2021, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	December 31, 2022
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$61.6	$(1.5)	$69.5	$(4.6)	$131.1	$(6.1)
Asset-backed securities	103.3	(1.3)	254.6	(12.7)	357.9	(14.0)
Corporate debt securities	189.0	(5.3)	784.8	(42.5)	973.8	(47.8)
Municipal securities	—	—	2.5	(0.2)	2.5	(0.2)
	$353.9	$(8.1)	$1,111.4	$(60.0)	$1,465.3	$(68.1)

	December 31, 2021
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$85.1	$(0.7)	$—	$—	$85.1	$(0.7)
Asset-backed securities	433.3	(2.9)	—	—	433.3	(2.9)
Corporate debt securities	1,114.1	(8.3)	—	—	1,114.1	(8.3)
	$1,632.5	$(11.9)	$—	$—	$1,632.5	$(11.9)

The Company reviews its investments in debt securities to determine if there has been an other-than-temporary decline in fair value. Consideration is given to 1) the length of time and the extent to which the security's fair value has been below cost, 2) the financial condition and near-term prospects of the issuer, including the credit quality of the security's issuer, 3) the Company's intent to sell the security, and 4) whether it is more likely than not the Company will have to sell the security before recovery of its amortized cost. During 2022, the decline in fair value of the debt securities was largely due to changes in interest rates, not credit quality, and as of December 31, 2022, the Company did not intend to sell the securities, and it was not more likely than not that it will be required to sell the securities, before recovery of the unrealized losses, and therefore, the unrealized losses are considered temporary.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. INVESTMENTS (Continued)

Investments in Unconsolidated Entities

The Company has a number of equity investments in unconsolidated entities. These investments are recorded in "Long-term Investments" on the consolidated balance sheets, and are as follows:

	December 31,
	2022	2021
	(in millions)
Equity method investments
Carrying value of equity method investments	$21.4	$8.4
Equity securities
Carrying value of non-marketable equity securities	86.9	84.1
Total investments in unconsolidated entities	$108.3	$92.5

During 2022, the Company made $13.2 million of equity investments in limited liability companies that invest in qualified community development entities ("CDEs") through the New Markets Tax Credit ("NMTC") program. The NMTC program provides federal tax incentives to investors to make investments in distressed communities and promotes economic improvements through the development of successful businesses in these communities. The NMTC is equal to 39% of the qualified investment and is taken over seven years. These limited liability companies are variable interest entities ("VIEs"). The Company determined that it is not the primary beneficiary of the VIEs because it does not have the power to direct the activities that most significantly impact the economic performance of the VIEs, and therefore the Company does not consolidate these entities. Instead, the NMTC investments are accounted for as equity method investments.

Non-marketable equity securities consist of investments in privately held companies without readily determinable fair values, and are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. During 2022, the Company recorded an upward adjustment of $0.8 million based on observable price changes and a downward adjustment of $0.5 million due to an impairment. During 2021, the Company recorded an upward adjustment of $4.2 million based on observable price changes. As of December 31, 2022, the Company had recorded cumulative upward adjustments of $8.8 million based on observable price changes, and cumulative downward adjustments of $3.1 million due to impairments and observable price changes.

During 2022, 2021, and 2020, the gross realized gains or losses from sales of available-for-sale investments were not material.

8.    ACQUISITIONS AND OTHER ARRANGEMENTS

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

In September 2022, the Company decided to exit the HARPOON program and recorded a $28.1 million impairment charge to fully write off the in-process research and development assets. See Note 4 for further information.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.    ACQUISITIONS AND OTHER ARRANGEMENTS (Continued)
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

Certain of the Company's business acquisitions involve contingent consideration arrangements. Payment of additional consideration in the future may be required, contingent upon the acquired business reaching certain performance milestones, such as attaining specified sales levels or obtaining regulatory approvals. See Note 11 for further information.

Investments in Variable Interest Entities

Edwards has relationships with various variable interest entities that it does not consolidate as Edwards lacks the power to direct the activities that significantly impact the economic success of these entities. The Company's maximum loss exposure to variable interest entities, prior to the exercise of options to acquire the entities, is limited to its investments in the variable interest entities, which include equity investments, options to acquire, and promissory notes.

In August 2022, the Company entered into an option agreement with a medical device company. Under the option agreement, Edwards paid $47.1 million for an option to acquire the medical device company. The $47.1 million option is included in "Other Assets" on the consolidated balance sheet.

In June 2022, the Company entered into a convertible promissory note and amended its existing warrant agreement with a medical device company. Under the convertible promissory note agreement, the Company has agreed to loan the medical device company up to $47.5 million, of which $32.5 million has been advanced as of December 31, 2022. In addition, the Company amended its warrant agreement under which the Company had previously paid $35.0 million for an option to acquire the medical device company. The amendment extends the warrant right period. The $35.0 million warrant and the $32.5 million note receivable are included in "Other Assets" on the consolidated balance sheet.

In May 2022, the Company entered into an option agreement with a medical technology company. Under the option agreement, Edwards paid $60.0 million for an option to acquire the medical technology company, of which $10 million was paid in 2021. The $60.0 million option is included in "Other Assets" on the consolidated balance sheet.

In April 2021, the Company recorded $35.9 million, included in "Long-term Investments," related to its investment in a privately-held medical device company (the "Investee"), including an initial cash investment in the Investee's preferred equity securities and other consideration. Also, in April 2021, the Company paid $5.7 million, included in "Other Assets," for an option to acquire the Investee. Per the agreement, the Company may be required to invest up to an additional $9.9 million in the Investee's preferred equity securities and up to an additional $21.8 million for the option to acquire the Investee, depending on the achievement of certain milestones, of which the Company invested $10.8 million in the fourth quarter of 2021 upon achievement of the first milestone. The Company also agreed to loan the Investee up to $45.0 million under a secured promissory note. As of December 31, 2022, there had been no borrowings under this secured promissory note.

In addition, Edwards has made equity investments through the NMTC program in limited liability companies that are considered VIEs. For more information, see Note 7.

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

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9.    GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

In 2022, the Company recorded a $52.7 million impairment charge related to certain of its developed technology and in-process research and development assets. See Note 4 for further information.

The changes in the carrying amount of goodwill, by segment, during the years ended December 31, 2022 and 2021 were as follows:

	United States	Europe	Rest of World	Total
	(in millions)
Goodwill at December 31, 2020	$773.7	$68.3	$331.2	$1,173.2
Currency translation adjustment	—	(5.3)	—	(5.3)
Goodwill at December 31, 2021	773.7	63.0	331.2	1,167.9
Currency translation adjustment	—	(3.6)	—	(3.6)
Goodwill at December 31, 2022	$773.7	$59.4	$331.2	$1,164.3

Other intangible assets consist of the following (in millions):

		December 31,
	Weighted-Average Useful Life (in years)	2022			2021
		Cost	Accumulated Amortization	Net Carrying Value	Cost	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets
Patents	8.8	$205.5	$(185.0)	$20.5	$185.7	$(184.2)	$1.5
Developed technology	12.2	128.1	(57.9)	70.2	153.9	(55.5)	98.4
Other	10.0	12.2	(7.7)	4.5	12.4	(6.8)	5.6
	11.3	345.8	(250.6)	95.2	352.0	(246.5)	105.5
Indefinite-lived intangible assets
In-process research and development		190.0	—	190.0	218.1	—	218.1
		$535.8	$(250.6)	$285.2	$570.1	$(246.5)	$323.6

Amortization expense related to other intangible assets for the years ended December 31, 2022, 2021, and 2020 was $5.7 million, $7.7 million, and $5.4 million, respectively. Estimated amortization expense for each of the years ending December 31 is as follows (in millions):

2023	$5.6
2024	5.3
2025	4.8
2026	5.8
2027	6.2

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

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10.    DEBT AND CREDIT FACILITIES (Continued)

The following is a summary of the Notes as of December 31, 2022 and 2021:

	December 31,
	2022		2021
	Amount	Effective Interest Rate	Amount	Effective Interest Rate
	(in millions)		(in millions)
Fixed-rate 4.3% Notes	$600.0	4.329%	$600.0	4.329%
Unamortized discount	(0.9)		(1.0)
Unamortized debt issuance costs	(2.8)		(3.3)
Total carrying amount	$596.3		$595.7

As of December 31, 2022 and 2021, the fair value of the Notes was $575.2 million and $675.4 million, respectively, based on observable market prices in less active markets and categorized as Level 2 (Note 11). The debt issuance costs, as well as the discount, are being amortized to interest expense over the term of the Notes.

In July 2022, the Company and certain of its subsidiaries, as borrowers, entered into a new Five-Year Credit Agreement ("the New Credit Agreement") with the lenders thereto, which provides for a $750.0 million multi-currency unsecured revolving credit facility and replaces the Company's prior credit agreement and related revolving credit facility. The New Credit Agreement matures on July 15, 2027. Subject to certain terms and conditions and the agreement of the lenders, the Company may increase the amount available under the New Credit Agreement by up to an additional $250.0 million in the aggregate and extend the maturity date for an additional year. Borrowings under the New Credit Agreement bear interest at a variable rate based on the Secured Overnight Financing Rate ("SOFR"), plus a spread ranging from 0.785% to 1.3%, depending on the leverage ratio or credit rating, as defined in the agreement. The Company will also pay a facility fee ranging from 0.09% to 0.20%, depending on the Company's leverage ratio or credit rating, on the entire credit commitment available, whether or not drawn. The facility fee is expensed as incurred. During 2022, under the New Credit Agreement, the spread over SOFR was 0.9% and the facility fee was 0.1%, and under the previous credit agreement, the spread over the London interbank offered rate was 0.9% and the facility fee was 0.1%. Issuance costs of $2.1 million are being amortized to interest expense over the term of the New Credit Agreement. As of December 31, 2022 and 2021, there were no borrowings outstanding. Amounts outstanding under the New Credit Agreement, if any from time to time, are classified as long-term obligations in accordance with the terms of the agreement. The New Credit Agreement is unsecured and contains various financial and other covenants, including a maximum leverage ratio, as defined in the agreement. The Company was in compliance with all covenants under the New Credit Agreement at December 31, 2022.

The weighted-average interest rate under all debt obligations, including the impact of the cross currency swap contract (see Note 12), was 3.4% at both December 31, 2022 and 2021, respectively.

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

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11.    FAIR VALUE MEASUREMENTS (Continued)
Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company's financial instruments which are measured at fair value on a recurring basis as of December 31, 2022 and 2021 (in millions):

December 31, 2022	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$0.4	$—	$—	$0.4
Available-for-sale investments:
Corporate debt securities	—	980.3	—	980.3
Asset-backed securities	—	366.6	—	366.6
United States government and agency securities	37.1	94.5	—	131.6
Municipal securities	—	2.5	—	2.5
Investments held for deferred compensation plans	112.1	—	—	112.1
Derivatives	—	65.5	—	65.5
	$149.6	$1,509.4	$—	$1,659.0
Liabilities
Derivatives	$—	$27.2	$—	$27.2
Contingent consideration liabilities	—	—	26.2	26.2
Other liability	—	—	14.0	14.0
	$—	$27.2	$40.2	$67.4

December 31, 2021
Assets
Cash equivalents	$15.2	$30.7	$—	$45.9
Available-for-sale investments:
Bank time deposits	—	2.5	—	2.5
Corporate debt securities	—	1,390.8	—	1,390.8
Asset-backed securities	—	512.6	—	512.6
United States government and agency securities	28.4	118.9	—	147.3
Commercial paper	—	127.7	—	127.7
Municipal securities	—	2.8	—	2.8
Investments held for deferred compensation plans	130.7	—	—	130.7
Derivatives	—	55.3	—	55.3
	$174.3	$2,241.3	$—	$2,415.6
Liabilities
Derivatives	$—	$3.9	$—	$3.9
Contingent consideration liabilities	—	—	62.0	62.0
Other liability	—	—	14.0	14.0
	$—	$3.9	$76.0	$79.9

Cash Equivalents and Available-for-sale Investments

The Company estimates the fair values of its money market funds based on quoted prices in active markets for identical assets. The Company estimates the fair values of its time deposits, commercial paper, United States government and agency

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11.    FAIR VALUE MEASUREMENTS (Continued)
securities, municipal securities, asset-backed securities, and corporate debt securities by taking into consideration valuations obtained from third-party pricing services. The pricing services use industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades and broker-dealer quotes on the same or similar securities, benchmark yields, credit spreads, prepayment and default projections based on historical data, and other observable inputs.

Deferred Compensation Plans

The Company holds investments in a variety of money market and mutual funds related to its deferred compensation plans. The fair values of these investments are based on quoted market prices.

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

Contingent Consideration Liabilities

Certain of the Company's acquisitions involve contingent consideration arrangements. Payment of additional consideration is contingent upon the acquired company reaching certain performance milestones, such as attaining specified sales levels or obtaining regulatory approvals. These contingent consideration liabilities are measured at estimated fair value using either a probability weighted discounted cash flow analysis or a Monte Carlo simulation model, both of which consider significant unobservable inputs. These inputs as of December 31, 2022 include (1) the discount rate used to present value the projected cash flows (ranging from 3.8% to 12.8%; weighted average of 4.1%), (2) the probability of milestone achievement (ranging from 0% to 50%; weighted average of 39.6%), and (3) the projected payment dates (2026). The weighted average of each of the above inputs was determined based on the relative fair value of each obligation. The use of different assumptions could have a material effect on the estimated fair value amounts.

The following table summarizes the changes in fair value of the contingent consideration and the other liability for the years ended December 31, 2022 and 2021 (in millions):

	Contingent Consideration	Other Liability	Total
Fair value, December 31, 2020	$186.1	$—	$186.1
Additions	—	14.0	14.0
Changes in fair value	(124.1)	—	(124.1)
Fair value, December 31, 2021	$62.0	$14.0	$76.0
Changes in fair value	(35.8)	—	(35.8)
Fair value, December 31, 2022	$26.2	$14.0	$40.2

The contingent consideration liabilities related to certain of the Company's previous business acquisitions were reduced in 2022 by $30.9 million due to both the changes in projected probabilities of milestone achievement and the Company's decision during the third quarter of 2022 to exit its HARPOON surgical mitral repair system program (see Note 4). The contingent consideration liabilities were reduced in 2021 by $123.2 million due to changes in the projected probabilities of milestone achievements and the projected timing of cash inflows from product sales.

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

	Notional Amount
	As of December 31,
	2022	2021
	(in millions)
Foreign currency forward exchange contracts	$1,678.4	$1,498.8
Cross currency swap contracts	300.0	300.0

The following table presents the location and fair value amounts of derivative instruments reported in the consolidated balance sheets (in millions):

		Fair Value
		As of December 31,
	Balance Sheet Location	2022	2021
Derivatives designated as hedging instruments
Assets
Foreign currency contracts	Other current assets	$24.9	$36.2
Cross currency swap contracts	Other assets	$40.6	$19.1
Liabilities
Foreign currency contracts	Accrued and other liabilities	$20.7	$3.9
Foreign currency contracts	Other liabilities	$6.5	$—

The following table presents the effect of master-netting agreements and rights of offset on the consolidated balance sheets (in millions):

				Gross Amounts Not Offset in the Consolidated Balance Sheet
		Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet
December 31, 2022	Gross Amounts			Financial Instruments	Cash Collateral Received	Net Amount
Derivative Assets
Foreign currency contracts	$24.9	$—	$24.9	$(12.0)	$—	$12.9
Cross currency swap contracts	$40.6	$—	$40.6	$—	$—	$40.6
Derivative Liabilities
Foreign currency contracts	$27.2	$—	$27.2	$(12.0)	$—	$15.2
December 31, 2021
Derivative Assets
Foreign currency contracts	$36.2	$—	$36.2	$(2.8)	$—	$33.4
Cross currency swap contracts	$19.1	$—	$19.1	$—	$—	$19.1
Derivative Liabilities
Foreign currency contracts	$3.9	$—	$3.9	$(2.8)	$—	$1.1

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)
The following tables present the effect of derivative and non-derivative hedging instruments on the consolidated statements of operations and consolidated statements of comprehensive income:

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income

	2022	2021		2022	2021
	(in millions)			(in millions)
Cash flow hedges
Foreign currency contracts	$81.7	$56.7	Cost of sales	$88.4	$(23.0)
			Selling, general, and administrative expenses	$—	$(0.6)

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	2022	2021		2022	2021
	(in millions)			(in millions)
Net investment hedges
Cross currency swap contracts	$21.6	$18.4	Interest expense	$7.0	$6.4

The cross currency swap contracts have an expiration date of June 15, 2028. At maturity of the cross currency swap contracts, the Company will deliver the notional amount of €257.2 million and will receive $300.0 million from the counterparties. The Company will receive semi-annual interest payments from the counterparties based on a fixed interest rate until maturity of the agreements.

		Amount of Gain or (Loss) Recognized in Income on Derivative
	Location of Gain or (Loss) Recognized in Income on Derivative
		2022	2021	2020
		(in millions)
Fair value hedges
Foreign currency contracts	Other income, net	$(3.9)	$11.6	$(1.4)

		Amount of Gain or (Loss) Recognized in Income on Derivative
	Location of Gain or (Loss) Recognized in Income on Derivative
		2022	2021	2020
		(in millions)
Derivatives not designated as hedging instruments
Foreign currency contracts	Other income, net	$44.0	$27.4	$(15.1)

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)
The following tables present the effect of fair value and cash flow hedge accounting on the consolidated statements of operations:

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Twelve Months Ended December 31, 2022
	Cost of sales	Selling, general, and administrative expenses	Other Income, net

Total amounts of income and expense line items shown in the consolidated statements of operations in which the effects of fair value or cash flow hedges are recorded	$(1,080.4)	$(1,567.6)	$2.6
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships:
Foreign currency contracts:
Hedged items	—	—	5.5
Derivatives designated as hedging instruments	—	—	(5.5)
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach	—	—	1.6
Gain (loss) on cash flow hedging relationships:
Foreign currency contracts:
Amount of gain (loss) reclassified from accumulated OCI into income	88.4	—	—

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Twelve Months Ended December 31, 2021
	Cost of sales	Selling, general, and administrative expenses	Other Income, net

Total amounts of income and expense line items shown in the consolidated statements of operations in which the effects of fair value or cash flow hedges are recorded	$(1,248.9)	$(1,493.7)	$12.7
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships:
Foreign currency contracts:
Hedged items	—	—	(9.0)
Derivatives designated as hedging instruments	—	—	9.0
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach	—	—	2.6
Gain (loss) on cash flow hedging relationships:
Foreign currency contracts:
Amount of gain (loss) reclassified from accumulated OCI into income	(23.0)	(0.6)	—
The Company expects that during 2023 it will reclassify to earnings a $29.2 million gain currently recorded in "Accumulated Other Comprehensive Loss." For the years ended December 31, 2022, 2021, and 2020, the Company did not record any gains or losses due to hedge ineffectiveness.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.    EMPLOYEE BENEFIT PLANS

Defined Benefit Plans

The Company maintains defined benefit pension plans in Japan and certain European countries.

	Years Ended December 31,
	2022	2021
	(in millions)
Change in projected benefit obligation:
Beginning of year	$117.9	$126.2
Service cost	5.5	6.5
Interest cost	0.5	0.4
Participant contributions	1.6	1.5
Actuarial gain	(22.6)	(6.1)
Benefits paid	(0.6)	(2.5)
Plan amendment	(0.3)	(0.5)
Settlements and curtailment gain	(1.8)	—
Currency exchange rate changes and other	(6.1)	(7.6)
End of year	$94.1	$117.9
Change in fair value of plan assets:
Beginning of year	$76.9	$73.3
Actual return on plan assets	(4.9)	5.8
Employer contributions	3.5	3.1
Participant contributions	1.6	1.5
Settlements	(1.8)	—
Benefits paid	(0.6)	(2.5)
Currency exchange rate changes and other	(4.1)	(4.3)
End of year	$70.6	$76.9
Funded Status
Projected benefit obligation	$(94.1)	$(117.9)
Plan assets at fair value	70.6	76.9
Underfunded status	$(23.5)	$(41.0)
Net amounts recognized on the consolidated balance sheet:
Other liabilities	$23.5	$41.0
Accumulated other comprehensive loss, net of tax:
Net actuarial gain (loss)	$1.5	$(16.4)
Net prior service credit	5.3	6.0
Deferred income tax (expense) benefit	(1.1)	2.4
Total	$5.7	$(8.0)

The accumulated benefit obligation ("ABO") for all defined benefit pension plans was $86.7 million and $113.3 million as of December 31, 2022 and 2021, respectively. The projected benefit obligation and ABO were in excess of plan assets for all pension plans as of December 31, 2022 and 2021.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13.    EMPLOYEE BENEFIT PLANS (Continued)
The components of net periodic pension benefit cost are as follows (in millions):

	Years Ended December 31,
	2022	2021	2020
Service cost, net	$5.5	$6.5	$6.3
Interest cost	0.5	0.4	0.5
Expected return on plan assets	(1.5)	(1.1)	(1.0)
Settlements and curtailment gain	0.1	—	—
Amortization of actuarial loss	0.5	1.7	1.6
Amortization of prior service credit	(0.7)	(0.7)	(0.7)
Net periodic pension benefit cost	$4.4	$6.8	$6.7

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

The weighted-average assumptions used to determine the benefit obligations are as follows:

	December 31,
	2022	2021
Discount rate	2.5%	0.5%
Rate of compensation increase	2.9%	2.6%
Cash balance interest crediting rate	1.5%	2.5%
Social securities increase	1.8%	1.6%
Pension increase	2.2%	1.8%

The weighted-average assumptions used to determine the net periodic pension benefit cost are as follows:

	Years ended December 31,
	2022	2021	2020
Discount rate	0.5%	0.3%	0.5%
Expected return on plan assets	2.1%	1.5%	1.5%
Rate of compensation increase	2.6%	2.6%	2.7%
Cash balance interest crediting rate	1.5%	2.5%	1.5%
Social securities increase	1.6%	1.6%	1.6%
Pension increase	1.8%	1.8%	1.8%

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

The Administrative and Investment Committee decides on the defined benefit plan provider in each location and that provider decides the target allocation for the Company's defined benefit plan at that location. The target asset allocation selected reflects a risk/return profile the Company feels is appropriate relative to the plans' liability structure and return goals. In certain plans, asset allocations may be governed by local requirements. Target weighted-average asset allocations at December 31, 2022, by asset category, are as follows:

Equity securities	30.7%
Debt securities	41.5%
Real estate	10.7%
Other	17.1%
Total	100.0%

The fair values of the Company's defined benefit plan assets at December 31, 2022 and 2021, by asset category, are as follows (in millions):

December 31, 2022	Level 1	Level 2	Level 3	Total
Asset Category
Cash	$3.6	$—	$—	$3.6
Equity securities:
United States equities	1.5	—	—	1.5
International equities	17.5	—	—	17.5
Debt securities:
United States government bonds	4.4	—	—	4.4
International government bonds	25.6	—	—	25.6
Real estate	—	7.6	—	7.6
Mortgages	—	3.5	—	3.5
Insurance contracts	—	—	0.8	0.8
Total plan assets measured at fair value	$52.6	$11.1	$0.8	$64.5
Alternative investments measured at net asset value (a)				6.1
Total plan assets				$70.6

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13.    EMPLOYEE BENEFIT PLANS (Continued)

December 31, 2021	Level 1	Level 2	Level 3	Total
Asset Category
Cash	$5.4	$—	$—	$5.4
Equity securities:
United States equities	1.6	—	—	1.6
International equities	16.3	—	—	16.3
Debt securities:
United States government bonds	6.2	—	—	6.2
International government bonds	26.3	—	—	26.3
Real estate	—	7.6	—	7.6
Mortgages	—	3.5	—	3.5
Insurance contracts	—	—	0.9	0.9
Total plan assets	$55.8	$11.1	$0.9	$67.8
Alternative investments measured at net asset value (a)				9.1
Total plan assets				$76.9
_______________________________________
(a)     Certain investments that were measured at net asset value per share have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the total plan assets.

The following table summarizes the changes in fair value of the Company's defined benefit plan assets that have been classified as Level 3 for the years ended December 31, 2022 and 2021 (in millions):

Insurance Contracts
Balance at December 31, 2020	$1.0
Currency exchange rate impact	(0.1)
Balance at December 31, 2021	0.9
Actual return on plan assets:
Relating to assets still held at December 31, 2022	0.2
Purchases, sales and settlements	(0.2)
Currency exchange rate impact	(0.1)
Balance at December 31, 2022	$0.8

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

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13.    EMPLOYEE BENEFIT PLANS (Continued)
The following benefit payments, which reflect expected future service, as appropriate, at December 31, 2022, are expected to be paid (in millions):

2023	$7.1
2024	5.2
2025	5.3
2026	6.4
2027	7.6
2028-2032	36.4

As of December 31, 2022, expected employer contributions for 2023 are $2.4 million.

Defined Contribution Plans

The Company's employees in the United States and Puerto Rico are eligible to participate in a qualified defined contribution plan. In the United States, participants may contribute up to 25% of their eligible compensation (subject to tax code limitation) to the plan. Edwards Lifesciences matches the first 4% of the participant's annual eligible compensation contributed to the plan on a dollar-for-dollar basis. Edwards Lifesciences matches the next 2% of the participant's annual eligible compensation to the plan on a 50% basis. In Puerto Rico, participants may contribute up to 25% of their annual compensation (subject to tax code limitation) to the plan. Edwards Lifesciences matches the first 4% of participant's annual eligible compensation contributed to the plan on a 50% basis. The Company also provides a 2% profit sharing contribution calculated on eligible earnings for each employee. Matching contributions relating to Edwards Lifesciences employees were $45.1 million, $38.6 million, and $36.6 million in 2022, 2021, and 2020, respectively.

The Company also has nonqualified deferred compensation plans for a select group of employees. The plans provide eligible participants the opportunity to defer eligible compensation to future dates specified by the participant with a return based on investment alternatives selected by the participant. The amount accrued under these nonqualified plans was $112.6 million and $130.9 million at December 31, 2022 and 2021, respectively.

14.    COMMON STOCK

Treasury Stock

In May 2021, the Board of Directors approved a stock repurchase program authorizing the Company to purchase up to $1.0 billion of the Company's common stock. In July 2022, the Board of Directors approved an additional $1.5 billion of repurchases of the Company's common stock under this program, effective July 28, 2022. The repurchase program does not have an expiration date. Stock repurchased under these programs may be used to offset obligations under the Company's employee stock-based benefit programs and stock-based business acquisitions, and will reduce the total shares outstanding.

During 2022, 2021, and 2020, the Company repurchased 20.1 million, 5.8 million, and 3.1 million shares, respectively, at an aggregate cost of $1,727.1 million, $512.8 million, and $625.4 million, respectively, including shares purchased under a Rule 10b5-1 trading plan, the accelerated share repurchase ("ASR") agreements described below, and shares acquired to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees. The timing and size of any future stock repurchases are subject to a variety of factors, including expected dilution from stock plans, cash capacity, and the market price of the Company's common stock.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14.    COMMON STOCK (Continued)
Accelerated Share Repurchase

During 2022 and 2021, the Company entered into ASR agreements providing for the repurchase of the Company's common stock based on the volume-weighted average price ("VWAP") of the Company's common stock during the term of the applicable agreements, less a discount. The following table summarizes the terms of the ASR agreements (dollars and shares in millions, except per share data):

		Initial Delivery			Final Settlement
Agreement Date	Amount Paid	Shares Received	Price per Share	Value of Shares as % of Contract Value	Settlement Date	Total Shares Received	Average Price per Share
February 2021	$250.0	2.4	$83.86	80%	March 2021	3.0	$84.51
January 2022	$250.0	1.9	$104.87	80%	February 2022	2.3	$110.31
October 2022	$750.0	8.3	$72.43	80%	December 2022	10.3	$72.91

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

The Company also maintains the Nonemployee Directors Stock Incentive Compensation Program (the "Nonemployee Directors Program"). Under the Nonemployee Directors Program, annually each nonemployee director may receive up to 120,000 stock options or 48,000 restricted stock units of the Company's common stock, or a combination thereof, provided that in no event may the total value of the combined annual award exceed $0.3 million. These grants generally vest over one year from the date of grant. Under the Nonemployee Directors Program, an aggregate of 8.4 million shares of the Company's common stock has been authorized for issuance.

The Company has an employee stock purchase plan for United States employees and a plan for employees outside of the United States (collectively "ESPP"). Under the ESPP, eligible employees may purchase shares of the Company's common stock at 85% of the lower of the fair market value of Edwards Lifesciences common stock on the effective date of subscription or the date of purchase. Under the ESPP, employees can authorize the Company to withhold up to 15% of their compensation for common stock purchases, subject to certain limitations. The ESPP is available to all active employees of the Company paid from the United States payroll and to eligible employees of the Company outside of the United States, to the extent permitted by local law. The ESPP for United States employees is qualified under Section 423 of the Internal Revenue Code. The number of shares of common stock authorized for issuance under the ESPP was 50.4 million shares.

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

The Black-Scholes option pricing model was used with the following weighted-average assumptions for options granted during the following periods:

Option Awards

	Years Ended December 31,
	2022	2021	2020
Risk-free interest rate	3.0%	0.8%	0.3%
Expected dividend yield	None	None	None
Expected volatility	31.4%	33.5%	33.4%
Expected term (years)	5.0	5.0	5.0
Fair value, per share	$34.59	$28.90	$21.70

The Black-Scholes option pricing model was used with the following weighted-average assumptions for ESPP subscriptions granted during the following periods:

ESPP

	Years Ended December 31,
	2022	2021	2020
Risk-free interest rate	0.5%	0.1%	1.3%
Expected dividend yield	None	None	None
Expected volatility	32.0%	36.6%	33.1%
Expected term (years)	0.6	0.6	0.6
Fair value, per share	$28.18	$23.07	$16.61

The fair value of market-based restricted stock units was determined using a Monte Carlo simulation model, which uses multiple input variables to determine the probability of satisfying the market condition requirements. The weighted-average assumptions used to determine the fair value of the market-based restricted stock units during the years ended December 31, 2022, 2021, and 2020 included a risk-free interest rate of 2.9%, 0.4%, and 0.2%, respectively, and an expected volatility rate of 33.9%, 34.4%, and 32.7%, respectively.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14.    COMMON STOCK (Continued)
Stock option activity during the year ended December 31, 2022 under the Program and the Nonemployee Directors Program was as follows (in millions, except years and per-share amounts):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	12.3	$52.84
Options granted	1.6	104.52
Options exercised	(2.1)	30.47
Options forfeited	(0.2)	82.81
Outstanding as of December 31, 2022	11.6	63.67	3.4 years	$204.5
Exercisable as of December 31, 2022	7.9	51.28	2.5 years	$197.3
Vested and expected to vest as of December 31, 2022	11.1	62.43	3.3 years	$203.5

The following table summarizes nonvested restricted stock unit activity during the year ended December 31, 2022 under the Program and the Nonemployee Directors Program (in millions, except per-share amounts):

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested as of December 31, 2021	2.3	$73.94
Granted (a)	0.9	102.26
Vested	(1.1)	64.04
Forfeited	(0.1)	83.04
Nonvested as of December 31, 2022	2.0	92.30
_______________________________________________________________________________
(a)    The shares granted include 0.1 million shares of market-based restricted stock units granted during 2022, which represents the target number of shares to be issued, and 0.1 million shares related to a previous year's grant of market-based restricted stock units since the payout percentage achieved at the end of the performance period was in excess of target. As described above, the actual number of shares ultimately issued is determined based on the Company's total stockholder return relative to a selected industry peer group.

The intrinsic value of stock options exercised and restricted stock units vested during the years ended December 31, 2022, 2021, and 2020 were $264.5 million, $359.8 million, and $323.5 million, respectively. The intrinsic value of stock options is calculated as the amount by which the market price of the Company's common stock exceeds the exercise price of the option. During the years ended December 31, 2022, 2021, and 2020, the Company received cash from exercises of stock options of $64.8 million, $82.2 million, and $79.2 million, respectively, and tax benefits from exercises of stock options and vesting of restricted stock units of $56.9 million, $76.5 million, and $72.1 million, respectively. The total grant-date fair value of stock options vested during the years ended December 31, 2022, 2021, and 2020 were $40.4 million, $36.2 million, and $34.0 million, respectively.

As of December 31, 2022, the total remaining unrecognized compensation expense related to nonvested stock options, restricted stock units, market-based restricted stock units, and employee stock purchase plan subscription awards amounted to $195.1 million, which will be amortized on a straight-line basis over each award's requisite service period. The weighted-average remaining requisite service period is 31 months.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.    ACCUMULATED OTHER COMPREHENSIVE LOSS

Presented below is a summary of activity for each component of "Accumulated Other Comprehensive Loss" for the years ended December 31, 2022, 2021, and 2020.

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Hedges	Unrealized Gain (Loss) on Available-for-sale Investments	Unrealized Pension (Costs) Credits (a)	Total Accumulated Other Comprehensive Loss
	(in millions)
December 31, 2019	$(154.8)	$12.5	$1.7	$(15.4)	$(156.0)
Other comprehensive income (loss) before reclassifications	35.7	(34.8)	8.0	(5.5)	3.4
Amounts reclassified from accumulated other comprehensive loss	(6.4)	(19.2)	0.3	0.9	(24.4)
Deferred income tax benefit (expense)	3.1	13.8	(1.4)	0.4	15.9
December 31, 2020	(122.4)	(27.7)	8.6	(19.6)	(161.1)
Other comprehensive (loss) income before reclassifications	(39.2)	66.3	(29.2)	12.8	10.7
Amounts reclassified from accumulated other comprehensive loss	(6.4)	12.0	8.6	1.0	15.2
Deferred income tax (expense) benefit	(4.5)	(20.9)	5.1	(2.2)	(22.5)
December 31, 2021	(172.5)	29.7	(6.9)	(8.0)	(157.7)
Other comprehensive (loss) income before reclassifications	(33.9)	75.2	(77.9)	17.3	(19.3)
Amounts reclassified from accumulated other comprehensive loss	(7.0)	(84.5)	18.8	(0.1)	(72.8)
Deferred income tax (expense) benefit	(5.4)	3.4	0.4	(3.5)	(5.1)
December 31, 2022	$(218.8)	$23.8	$(65.6)	$5.7	$(254.9)
_______________________________________________________________________________

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15.    ACCUMULATED OTHER COMPREHENSIVE LOSS (Continued)

(a)For the years ended December 31, 2022, 2021, and 2020, the change in unrealized pension costs consisted of the following (in millions):

	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
2022
Prior service credit arising during period	$—	$(1.1)	$(1.1)
Amortization of prior service credit	(0.7)	0.3	(0.4)
Net prior service cost arising during period	(0.7)	(0.8)	(1.5)
Net actuarial gain arising during period	17.9	(2.7)	15.2
Unrealized pension credits, net	$17.2	$(3.5)	$13.7
2021
Prior service credit arising during period	$0.1	$—	$0.1
Amortization of prior service credit	(0.7)	0.1	(0.6)
Net prior service cost arising during period	(0.6)	0.1	(0.5)
Net actuarial gain arising during period	14.4	(2.3)	12.1
Unrealized pension credits, net	$13.8	$(2.2)	$11.6
2020
Prior service credit arising during period	$0.6	$(0.2)	$0.4
Amortization of prior service credit	(0.7)	0.1	(0.6)
Net prior service cost arising during period	(0.1)	(0.1)	(0.2)
Net actuarial loss arising during period	(4.5)	0.5	(4.0)
Unrealized pension costs, net	$(4.6)	$0.4	$(4.2)

The following table provides information about amounts reclassified from "Accumulated Other Comprehensive Loss" (in millions):

	Years Ended December 31,
Details about Accumulated Other Comprehensive Loss Components	2022	2021	Affected Line on Consolidated Statements of Operations
Foreign currency translation adjustments	$7.0	$6.4	Other income, net
	(1.7)	(1.6)	Provision for income taxes
	$5.3	$4.8	Net of tax
Gain (loss) on hedges	$88.4	$(23.0)	Cost of sales
	—	(0.6)	Selling, general, and administrative expenses
	(3.9)	11.6	Other income, net
	84.5	(12.0)	Total before tax
	(22.2)	4.6	Provision for income taxes
	$62.3	$(7.4)	Net of tax
Gain (loss) on available-for-sale investments	$(18.8)	$(8.6)	Other income, net
	4.6	2.1	Provision for income taxes
	$(14.2)	$(6.5)	Net of tax
Amortization of pension adjustments	$0.1	$(1.0)	Other income, net
	—	0.1	Provision for income taxes
	$0.1	$(0.9)	Net of tax

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.    OTHER INCOME, NET

	Years Ended December 31,
	2022	2021	2020
	(in millions)
Foreign exchange losses (gains), net	$1.2	$(5.0)	$(12.3)
Gain on insurance settlement	(3.8)	—	—
Loss (gain) on investments	1.1	(5.8)	(0.6)
Non-service cost components of net periodic pension benefit cost	(1.1)	0.3	0.4
Other	—	(2.2)	1.0
Total other income, net	$(2.6)	$(12.7)	$(11.5)

17.    INCOME TAXES

The Company's income before provision for income taxes was generated from operations in the United States and outside of the United States as follows (in millions):

	Years Ended December 31,
	2022	2021	2020
United States	$634.4	$610.9	$151.3
Outside of the United States, including Puerto Rico	1,133.0	1,091.1	765.4
	$1,767.4	$1,702.0	$916.7

The provision for income taxes consists of the following (in millions):

	Years Ended December 31,
	2022	2021	2020
Current
United States:
Federal	$369.1	$125.2	$23.4
State and local	60.6	25.1	48.2
Outside of the United States, including Puerto Rico	66.7	92.6	73.9
Current income tax expense	$496.4	$242.9	$145.5
Deferred
United States:
Federal	$(187.7)	$(9.4)	$11.0
State and local	(58.9)	(25.4)	(32.9)
Outside of the United States, including Puerto Rico	(4.3)	(9.2)	(30.3)
Deferred income tax benefit	(250.9)	(44.0)	(52.2)
Total income tax provision	$245.5	$198.9	$93.3

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17.    INCOME TAXES (Continued)
The components of deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2022	2021
Deferred tax assets
Capitalized research and development expenses (a)	$199.7	$—
Compensation and benefits	100.6	109.8
Benefits from uncertain tax positions	42.1	33.9
Net tax credit carryforwards	160.8	142.0
Net operating loss carryforwards	71.7	69.4
Accrued liabilities	93.7	108.0
Inventories	11.9	13.5
Cash flow and net investment hedges	6.6	—
State income taxes	0.3	0.4
Investments	0.6	0.7
Lease liability obligations	6.7	6.6
Other	1.9	1.3
Total deferred tax assets	696.6	485.6
Deferred tax liabilities
Property, plant, and equipment	(80.2)	(64.1)
Cash flow and net investment hedges	—	(6.4)
Deferred tax on foreign earnings	(19.2)	(26.3)
Right-of-use assets	(6.0)	(6.1)
Other intangible assets	(19.9)	(75.5)
Other	(2.9)	(2.6)
Total deferred tax liabilities	(128.2)	(181.0)
Valuation allowance	(99.1)	(82.5)
Net deferred tax assets	$469.3	$222.1
______________________________________
(a)     As required by the 2017 Tax Cuts and Jobs Act, effective January 1, 2022, the Company's research and development expenditures were capitalized and amortized which resulted in substantially higher cash paid for taxes in 2022 with an equal amount of deferred tax benefits.

During 2022, net deferred tax assets increased $247.2 million, including items that were recorded to stockholders' equity and which did not impact the Company's income tax provision.

The valuation allowance of $99.1 million as of December 31, 2022 reduces certain deferred tax assets to amounts that are more likely than not to be realized. This allowance primarily relates to the net operating loss carryforwards of certain non-United States subsidiaries and certain non-United States credit carryforwards.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17.    INCOME TAXES (Continued)
Net operating loss and capital loss carryforwards and the related carryforward periods at December 31, 2022 are summarized as follows (in millions):

	Carryforward Amount	Tax Benefit Amount	Valuation Allowance	Net Tax Benefit	Carryforward Period Ends
United States federal net operating losses	$8.6	$1.8	$—	$1.8	2033-2037
United States federal net operating losses	11.3	2.4	—	2.4	Indefinite
United States state net operating losses	35.7	1.8	(1.7)	0.1	2026-2041
United States state net operating losses	2.6	0.1	(0.1)	—	Indefinite
Non-United States net operating losses	390.5	65.5	(50.6)	14.9	Indefinite
United States capital losses	33.4	0.1	(0.1)	—	2024
Total	$482.1	$71.7	$(52.5)	$19.2

Certain tax attributes are subject to an annual limitation as a result of the acquisition of CASMED, which constitute a change of ownership as defined under Internal Revenue Code Section 382.

The gross tax credit carryforwards and the related carryforward periods at December 31, 2022 are summarized as follows (in millions):

	Carryforward Amount	Valuation Allowance	Net Tax Benefit	Carryforward Period Ends
California research expenditure tax credits	$189.8	$—	$189.8	Indefinite
Federal research expenditure tax credits	1.3	—	1.3	2026-2039
Foreign tax and general business credits	4.3	(3.8)	0.5	2030-2032
Puerto Rico purchases credits	26.4	(26.4)	—	Indefinite
Total	$221.8	$(30.2)	$191.6

The Company has $189.8 million of gross California research expenditure tax credits it expects to use in future periods. The credits may be carried forward indefinitely. Based upon anticipated future taxable income, the Company expects that it is more likely than not that all California research expenditure tax credits will be utilized, although the utilization of the full benefit is expected to occur over a number of years into the distant future. Accordingly, no valuation allowance has been provided. The Company has $26.4 million of Puerto Rico purchases credits. Throughout its history and into the future, the Company's Puerto Rico operations generate, or are expected to generate, credits each year in excess of its ability to utilize credits in those years. As a result, even though the credits currently have an indefinite life, the Company continues to record a valuation allowance on the purchases credits carryforwards. The Company recently renegotiated its tax grant under Puerto Rico Act 52-2022 ("Act 52") effective January 1, 2023. Among other items, Act 52 introduced new requirements and limitations on the availability and claiming of tax credits. As a result, the Company now expects that its purchases credits may begin to expire after 2026.

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

The Company asserts that $1.0 billion of its foreign earnings continue to be indefinitely reinvested and it intends to repatriate $580.8 million of its foreign earnings as of December 31, 2022. The estimated net tax liability on the indefinitely reinvested earnings if repatriated is $14.9 million.

The Company has received tax incentives in certain non-United States tax jurisdictions, the primary benefit for which will expire in 2029. The tax reductions as compared to the local statutory rates were $247.4 million ($0.40 per diluted share),

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17.    INCOME TAXES (Continued)
$208.0 million ($0.33 per diluted share), and $189.2 million ($0.30 per diluted share) for the years ended December 31, 2022, 2021, and 2020, respectively.

A reconciliation of the United States federal statutory income tax rate to the Company's effective income tax rate is as follows (in millions):

	Years Ended December 31,
	2022	2021	2020
Income tax expense at United States federal statutory rate	$371.1	$357.4	$192.5
Foreign income taxed at different rates	(123.9)	(122.2)	(80.5)
State and local taxes, net of federal tax benefit	21.1	11.9	5.0
Tax credits, federal and state	(50.0)	(48.4)	(43.1)
Build of reserve for prior years' uncertain tax positions	11.6	3.6	4.2
Tax on global intangible low-taxed income	61.4	56.5	49.2
Foreign-derived intangible income deduction	(15.0)	(1.3)	(2.6)
Contingent consideration liabilities	(7.5)	(26.1)	2.9
United States federal deductible employee share-based compensation	(31.6)	(47.8)	(48.3)
Nondeductible employee share-based compensation	5.8	5.3	4.2
Other	2.5	10.0	9.8
Income tax provision	$245.5	$198.9	$93.3

The Company's effective tax rate for 2022 increased in comparison to 2021 primarily due to the decrease in the tax benefit from the change in fair value of contingent consideration liabilities and the decrease in the excess tax benefit from employee share-based compensation. The Company's effective tax rate for 2021 increased in comparison to 2020 primarily due to the tax benefit from the Settlement Agreement with Abbott in 2020 (see Note 3) and the decrease in the excess tax benefit from employee share-based compensation, partially offset by the tax benefit from the change in fair value of contingent consideration liabilities.
Uncertain Tax Positions

As of December 31, 2022 and 2021, the gross uncertain tax positions were $475.3 million and $358.4 million, respectively. The Company estimates that these liabilities would be reduced by $182.1 million and $135.1 million, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, and timing adjustments. The net amounts of $293.2 million and $223.3 million, respectively, if not required, would favorably affect the Company's effective tax rate.

A reconciliation of the beginning and ending amount of uncertain tax positions, excluding interest, penalties, and foreign exchange, is as follows (in millions):

	December 31,
	2022	2021	2020
Uncertain gross tax positions, January 1	$358.4	$281.8	$203.1
Current year tax positions	120.6	82.1	86.4
Increase in prior year tax positions	3.8	2.3	6.0
Decrease in prior year tax positions	(0.6)	(4.8)	(10.0)
Settlements	(0.4)	(0.3)	(3.7)
Lapse of statutes of limitations	(6.5)	(2.7)	—
Uncertain gross tax positions, December 31	$475.3	$358.4	$281.8

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17.    INCOME TAXES (Continued)
The table above summarizes the gross amounts of uncertain tax positions without regard to reduction in tax liabilities or additions to deferred tax assets and liabilities if such uncertain tax positions were settled.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in the provision for income taxes. As of December 31, 2022, the Company had accrued $29.1 million (net of $15.4 million tax benefit) of interest related to uncertain tax positions, and as of December 31, 2021, the Company had accrued $19.5 million (net of $8.1 million tax benefit) of interest related to uncertain tax positions. During 2022, 2021, and 2020, the Company recognized interest expense, net of tax benefit, of $9.6 million, $5.2 million, and $5.0 million, respectively, in "Provision for Income Taxes" on the consolidated statements of operations.

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

At December 31, 2022, all material state, local, and foreign income tax matters have been concluded for years through 2015. While not material, the Company continues to address matters in India for years from 2010 and on.

The Company executed an Advance Pricing Agreement (“APA”) in 2018 between the United States and Switzerland governments for tax years 2009 through 2020 covering various, but not all, transfer pricing matters. The unagreed transfer pricing matters, namely Surgical Structural Heart and Transcatheter Aortic Valve Replacement (collectively "Surgical/TAVR") intercompany royalty transactions, then reverted to IRS examination for further consideration as part of the respective years' regular tax audits. In addition, the Company executed other bilateral APAs as follows: during 2017, an APA between the United States and Japan covering tax years 2015 through 2019; and during 2018, APAs between Japan and Singapore and between Switzerland and Japan covering tax years 2015 through 2019. The Company has filed to renew all of the APAs which cover transactions with Japan for the years 2020 and forward. An APA between Switzerland and Japan covering tax years 2020 through 2024 was executed in 2021. The execution of the other APA renewals depends on many variables outside of the Company's control.

The audits of the Company’s United States federal income tax returns through 2014 have been closed. The IRS audit field work for the 2015 through 2017 tax years was completed during the second quarter of 2021, except for transfer pricing and related matters. The IRS began its examination of the 2018 through 2020 tax years during the first quarter of 2022.

During 2021, the Company received a Notice of Proposed Adjustment (“NOPA”) from the IRS for the 2015-2017 tax years relating to transfer pricing involving certain Surgical/TAVR intercompany royalty transactions between the Company's United States and Switzerland subsidiaries. The NOPA proposes an increase to the Company's United States taxable income, which could result in additional tax expense for this period of approximately $210 million and represents a significant change to previously agreed upon transfer pricing methodologies for these types of transactions. The Company has formally disagreed with the NOPA and submitted a formal protest on the matter during the fourth quarter of 2021. During the second quarter of 2022, the Company received the IRS's rebuttal to its protest and was notified that the case has been transferred to the IRS Independent Office of Appeals. The opening conference is scheduled for the first quarter of 2023. The Company continues to evaluate all possible remedies available to it, which could take several years to resolve. The Company believes the amounts previously accrued related to this uncertain tax position are sufficient and, accordingly, has not accrued any additional amount based on the NOPA received. While no payment of any amount related to the NOPA is required to be made, if at all, until all applicable proceedings have been completed, the Company made an advance payment of tax in November 2022 to prevent the further accrual of interest on any potential deficiency.

Certain Surgical/TAVR intercompany royalty transactions covering tax years 2015 through 2022 that were not resolved under the APA program remain subject to IRS examination, and those transactions and related tax positions remain uncertain as

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17.    INCOME TAXES (Continued)
of December 31, 2022. The Company has considered this information, as well as information regarding the NOPA and rebuttal described above, in its evaluation of its uncertain tax positions. The impact of these unresolved transfer pricing matters, net of any correlative repatriation tax adjustment, may be significant to the Company’s consolidated financial statements. Based on the information currently available and numerous possible outcomes, the Company cannot reasonably estimate what, if any, changes in its existing uncertain tax positions may occur in the next 12 months and, therefore, has continued to record the uncertain tax positions as a long-term liability.

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

The Company's geographic segments are reported based on the financial information provided to the Chief Operating Decision Maker (the Chief Executive Officer). The Company evaluates the performance of its geographic segments based on net sales and operating income. The accounting policies of the segments are the same as those described in Note 2. Segment net sales and segment operating income are based on internally derived foreign exchange rates and do not include inter-segment profits. Because of the interdependence of the reportable segments, the operating profit as presented may not be representative of the geographical distribution that would occur if the segments were not interdependent. Net sales by geographic area are based on the location of the customer. There were no customers that represented 10% or more of the Company's total net sales.

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

The table below presents information about Edwards Lifesciences' reportable segments (in millions):

	Years Ended December 31,
	2022	2021	2020
Segment Net Sales
United States	$3,132.6	$2,963.1	$2,516.8
Europe	1,213.7	1,099.6	945.2
Japan	559.3	528.0	448.6
Rest of World	610.7	533.2	451.5
Total segment net sales	$5,516.3	$5,123.9	$4,362.1
Segment Operating Income
United States	$2,130.9	$2,051.0	$1,727.3
Europe	652.2	569.1	479.3
Japan	376.7	348.0	286.4
Rest of World	247.7	185.2	150.1
Total segment operating income	$3,407.5	$3,153.3	$2,643.1

The table below presents reconciliations of segment net sales to consolidated net sales and segment operating income to consolidated pre-tax income (in millions):

	Years Ended December 31,
	2022	2021	2020
Net Sales Reconciliation
Segment net sales	$5,516.3	$5,123.9	$4,362.1
Foreign currency	(133.9)	108.6	24.2
Consolidated net sales	$5,382.4	$5,232.5	$4,386.3
Pre-tax Income Reconciliation
Segment operating income	$3,407.5	$3,153.3	$2,643.1
Unallocated amounts:
Corporate items	(1,714.1)	(1,613.8)	(1,358.0)
Special charge	(60.7)	—	—
Intellectual property litigation expenses, net	(15.8)	(20.6)	(405.4)
Change in fair value of contingent consideration liabilities, net	35.8	124.1	(13.6)
Foreign currency	95.8	47.3	31.5
Consolidated operating income	1,748.5	1,690.3	897.6
Non-operating income	18.9	11.7	19.1
Consolidated pre-tax income	$1,767.4	$1,702.0	$916.7

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
19.    SEGMENT INFORMATION (Continued)
Enterprise-Wide Information
(in millions)

Enterprise-wide information is based on actual foreign exchange rates used in the Company's consolidated financial statements.

	As of or for the Years Ended December 31,
	2022	2021	2020
Net Sales by Geographic Area
United States	$3,132.6	$2,963.1	$2,516.8
Europe	1,174.8	1,190.3	973.6
Japan	473.6	528.9	460.1
Rest of World	601.4	550.2	435.8
	$5,382.4	$5,232.5	$4,386.3
Net Sales by Major Product Area
Transcatheter Aortic Valve Replacement	$3,518.2	$3,422.5	$2,857.3
Transcatheter Mitral and Tricuspid Therapies	116.1	86.0	41.8
Surgical Structural Heart	893.1	889.1	761.8
Critical Care	855.0	834.9	725.4
	$5,382.4	$5,232.5	$4,386.3
Long-lived Tangible Assets by Geographic Area
United States	$1,188.5	$1,195.8	$1,084.3
Europe	191.8	197.9	192.7
Japan	13.2	19.7	20.4
Rest of World	331.6	335.5	311.0
	$1,725.1	$1,748.9	$1,608.4

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20.    VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(in millions)
Year ended December 31, 2022
Allowance for credit losses (a)	$15.7	$0.9	$0.1	$(5.0)	$11.7
Tax valuation allowance (b)	82.5	3.0	14.2	(0.6)	99.1
Year ended December 31, 2021
Allowance for credit losses (a)	$16.4	$1.2	$0.6	$(2.5)	$15.7
Tax valuation allowance (b)	71.6	12.4	—	(1.5)	82.5
Year ended December 31, 2020
Allowance for credit losses (a)	$14.7	$3.1	$—	$(1.4)	$16.4
Tax valuation allowance (b)	65.8	6.3	0.6	(1.1)	71.6
_______________________________________________________________________________
(a)    The deductions related to allowances for credit losses represent accounts receivable which are written off.

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

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    The Company's management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2022.

Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded as of December 31, 2022 that the Company's disclosure controls and procedures are designed at a reasonable assurance level and are effective in providing reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting.    The Company's management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, the Company's management concluded that its internal control over financial reporting was effective as of December 31, 2022. The effectiveness of the Company's internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting.    There have been no changes in the Company's internal control over financial reporting that occurred during the Company's fourth fiscal quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

None.

Item 9C.    Information Regarding Foreign Jurisdictions That Prevent Inspections

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Certain information required by this Item will be set forth under the headings "Board of Directors Matters—Proposal 1 - Election of Directors—Board of Director Nominees," "Board of Directors Matters—Corporate Governance Policies and Practices," and "Executive Compensation and Other Information—Executive Officers" in the definitive proxy statement to be filed in connection with the Company's 2023 Annual Meeting of Stockholders (the "Proxy Statement") (which Proxy Statement will be filed with the SEC within 120 days of December 31, 2022). The information required by this Item to be contained in the Proxy Statement is incorporated herein by reference. The Company has adopted a code of ethics that applies to all directors and employees, including the Company's principal executive officer, principal financial officer, and principal accounting officer, or persons performing similar functions. The code of ethics (business practice standards) is posted on the Company's website, which is found at https://ir.edwards.com under "Governance & Sustainability—Corporate Responsibility & Sustainability—Corporate Responsibility—Global Integrity Program." To the extent required by applicable rules of the SEC and the New York Stock Exchange, the Company intends to disclose on its website any amendments to, or waivers from, any provision of its code of ethics that apply to the Company's directors and executive officers, including the principal executive officer, principal financial officer or controller or persons performing similar functions.

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

4.2	Description of Edwards Lifesciences Corporation's Capital Stock (incorporated by reference to Exhibit 4.2 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2022)
4.3
Indenture, dated as of September 6, 2013, between Edwards Lifesciences Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.5 in Edwards Lifesciences' Registration Statement on Form S-3 (File No. 333-191022) filed on September 6, 2013) (the "Indenture")

4.4
Second Supplemental Indenture, dated as of June 15, 2018, to the Indenture (incorporated by reference to Exhibit 4.2 in Edwards Lifesciences' report on Form 8-K filed on June 15, 2018) ("Second Supplemental Indenture")

4.5
Form of Global Note for the 4.300% Senior Notes due 2028 (incorporated by reference to Exhibit A in the Second Supplemental Indenture filed as Exhibit 4.2 in Edwards Lifesciences' report on Form 8-K filed on June 15, 2018)

10.1
Five-Year Credit Agreement, dated as of July 15, 2022, among Edwards Lifesciences Corporation and certain of its subsidiaries, as Borrowers, the lenders signatory thereto, Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 in Edwards Lifesciences' report on Form 8-K filed on July 21, 2022)

#10.2
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
*10.11
Edwards Lifesciences Corporation Form of Long-Term Stock Incentive Compensation Program Global Nonqualified Stock Option Award Agreement for awards granted beginning May 2015 (incorporated by reference to Exhibit 10.11 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2022)

*10.12
Edwards Lifesciences Corporation Form of Long-Term Stock Incentive Compensation Program Global Restricted Stock Unit Award Agreement for awards granted beginning May 2015 (incorporated by reference to Exhibit 10.12 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2022)

*10.13
Edwards Lifesciences Corporation Form of Long-Term Stock Incentive Compensation Program Global Performance-Based Restricted Stock Unit Award Agreement for awards granted beginning May 2015 (incorporated by reference to Exhibit 10.13 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2022)

*10.14
Edwards Lifesciences Corporation Nonemployee Directors Stock Incentive Program, as amended and restated as of February 25, 2016 (incorporated by reference to Exhibit 10.1 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended March 31, 2016)

*10.15
Edwards Lifesciences Corporation 2020 Nonemployee Directors Stock Incentive Program (incorporated by reference to Exhibit 10.15 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2022)

*10.16
Edwards Lifesciences Corporation Form of Participant Stock Option Statement and related Nonemployee Directors Stock Incentive Program Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.16 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2022)

*10.17
Edwards Lifesciences Corporation Form of Nonemployee Directors Stock Incentive Program Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.17 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2022)

*10.18
Edwards Lifesciences Corporation Form of Nonemployee Directors Stock Incentive Program Restricted Stock Agreement (incorporated by reference to Exhibit 10.18 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2022)

*10.19
Edwards Lifesciences Corporation Executive Deferred Compensation Plan, as amended and restated effective as of November 9, 2011 (incorporated by reference to Exhibit 10.7 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2011)

*10.20
Edwards Lifesciences Corporation Officer Perquisite Program Guidelines, as of February 20, 2013 (incorporated by reference to Exhibit 10.25 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2012)

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

EDWARDS LIFESCIENCES CORPORATION
February 13, 2023	By:	/s/ MICHAEL A. MUSSALLEM
Michael A. Mussallem Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL A. MUSSALLEM	Chairman of the Board and Chief Executive Officer	February 13, 2023
Michael A. Mussallem	(Principal Executive Officer)

/s/ SCOTT B. ULLEM	Corporate Vice President, Chief Financial Officer	February 13, 2023
Scott B. Ullem	(Principal Financial Officer)

/s/ ROBERT W.A. SELLERS	Senior Vice President, Corporate Controller	February 13, 2023
Robert W.A. Sellers	(Principal Accounting Officer)

/s/ KIERAN T. GALLAHUE	Director	February 13, 2023
Kieran T. Gallahue

/s/ LESLIE S. HEISZ	Director	February 13, 2023
Leslie S. Heisz

/s/ PAUL A. LAVIOLETTE	Director	February 13, 2023
Paul A. LaViolette

/s/ STEVEN R. LORANGER	Director	February 13, 2023
Steven R. Loranger

/s/ MARTHA H. MARSH	Director	February 13, 2023
Martha H. Marsh

/s/ RAMONA SEQUEIRA	Director	February 13, 2023
Ramona Sequeira

/s/ NICHOLAS J. VALERIANI	Director	February 13, 2023
Nicholas J. Valeriani