Form 10-Q
period 2023-03-31
Edwards Lifesciences Corp
filed 2023-04-28
CIK 1099800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The number of shares outstanding of the registrant's common stock, $1.00 par value, as of April 25, 2023 was 606,218,215.

EDWARDS LIFESCIENCES CORPORATION
FORM 10-Q
For the quarterly period ended March 31, 2023

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements contained in this report to be covered by the safe harbor provisions of such Acts. Statements other than statements of historical or current fact in this report or referred to or incorporated by reference into this report are "forward-looking statements" for purposes of these sections. These statements include, among other things, the expected impact of COVID-19 on our business, the expected impact of macroeconomic conditions on our business, any predictions, opinions, expectations, plans, strategies, objectives and any statements of assumptions underlying any of the foregoing relating to our current and future business and operations, including, but not limited to, financial matters, development activities, clinical trials and regulatory matters, manufacturing and supply operations, and product sales and demand. These statements can sometimes be identified by the use of the forward-looking words such as "may," "believe," "will," "expect," "project," "estimate," "should," "anticipate," "plan," "goal," "continue," "seek," "pro forma," "forecast," "intend," "guidance," "optimistic," "aspire," "confident," other forms of these words or similar words or expressions or the negative thereof. Statements of past performance, efforts, or results about which inferences or assumptions may be made can also be forward-looking statements and are not indicative of future performance or results; these statements can be identified by the use of words such as "preliminary," "initial," diligence," "industry-leading," "compliant," "indications," or "early feedback" or other forms of these words or similar words or expressions or the negative thereof. These forward-looking statements are subject to substantial risks and uncertainties that could cause our results or future business, financial condition, results of operations or performance to differ materially from our historical results or experiences or those expressed or implied in any forward-looking statements contained in this report. These risks and uncertainties include, but are not limited to: our success in developing new products and avoiding manufacturing and quality issues; clinical trial or commercial results or new product approvals and therapy adoption; the impact of public health crises, including the COVID-19 pandemic; the impact of domestic and global conditions; competitive dynamics in the markets in which we operate; our reliance on vendors, suppliers, and other third parties; damage, failure or interruption of our information technology systems; consolidation in the healthcare industry; our ability to protect our intellectual property; our compliance with applicable regulations; our exposure to product liability claims; use of our products in unapproved circumstances; changes to reimbursement for our products; the impact of currency exchange rates; unanticipated actions by the United States Food and Drug Administration and other regulatory agencies; changes to tax laws; unexpected impacts or expenses of litigation or internal or government investigations; and other risks detailed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2022, as such risks and uncertainties may be amended, supplemented or superseded from time to time by our subsequent reports on Forms 10-Q and 8-K we file with the United States Securities and Exchange Commission. These forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections.

Unless otherwise indicated or otherwise required by the context, the terms "we," "our," "it," "its," "Company," "Edwards," and "Edwards Lifesciences" refer to Edwards Lifesciences Corporation and its subsidiaries.

Part I. Financial Information
Item 1.    Financial Statements
EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions, except par value; unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$872.5	$769.0
Short-term investments (Note 4)	381.7	446.3
Accounts receivable, net of allowances of $7.6 and $7.9, respectively	717.7	643.0
Other receivables	61.6	56.1
Inventories (Note 2)	914.3	875.5
Prepaid expenses	119.1	110.0
Other current assets	190.3	195.9
Total current assets	3,257.2	3,095.8
Long-term investments (Note 4)	1,066.7	1,239.0
Property, plant, and equipment, net	1,646.0	1,632.8
Operating lease right-of-use assets	88.5	92.3
Goodwill	1,308.4	1,164.3
Other intangible assets, net (Note 6)	446.8	285.2
Deferred income taxes	544.0	484.0
Other assets (Note 5)	293.6	299.1
Total assets	$8,651.2	$8,292.5
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$180.8	$201.9
Accrued and other liabilities (Note 2)	876.1	795.0
Operating lease liabilities	25.1	25.5
Total current liabilities	1,082.0	1,022.4
Long-term debt	596.5	596.3
Contingent consideration liabilities (Note 7)	26.9	26.2
Taxes payable	143.4	143.4
Operating lease liabilities	66.2	69.5
Uncertain tax positions	284.0	267.5
Litigation agreement accrual (Note 2)	130.1	143.0
Other liabilities	260.1	217.5
Total liabilities	2,589.2	2,485.8
Commitments and contingencies (Note 11)
Stockholders' equity
Preferred stock, $0.01 par value, authorized 50.0 shares, no shares outstanding	—	—
Common stock, $1.00 par value, 1,050.0 shares authorized, 647.1 and 646.3 shares issued, and 606.0 and 608.3 shares outstanding, respectively	647.1	646.3
Additional paid-in capital	2,049.3	1,969.3
Retained earnings	7,930.5	7,590.0
Accumulated other comprehensive loss (Note 12)	(255.4)	(254.9)
Treasury stock, at cost, 41.1 and 38.0 shares, respectively	(4,393.5)	(4,144.0)
Total Edwards Lifesciences, Inc. stockholders' equity	5,978.0	5,806.7
Noncontrolling interest	84.0	—
Total stockholders' equity	6,062.0	5,806.7
Total liabilities and equity	$8,651.2	$8,292.5
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in millions, except per share information; unaudited)

	Three Months Ended March 31,
	2023	2022
Net sales	$1,459.6	$1,341.2
Cost of sales	329.5	299.3
Gross profit	1,130.1	1,041.9
Selling, general, and administrative expenses	436.3	370.3
Research and development expenses	261.2	228.6
Intellectual property agreement and litigation expenses, net (Note 3)	43.5	7.1
Change in fair value of contingent consideration liabilities, net (Note 7)	0.7	(2.9)
Operating income	388.4	438.8
Interest income, net	(8.6)	(0.6)
Other (income) expense, net	(1.6)	3.3
Income before provision for income taxes	398.6	436.1
Provision for income taxes	58.1	62.5
Net income	$340.5	$373.6

Share information (Note 13)
Earnings per share:
Basic	$0.56	$0.60
Diluted	$0.56	$0.59
Weighted-average number of common shares outstanding:
Basic	607.5	622.1
Diluted	610.9	629.4
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended March 31,
	2023	2022
Net income	$340.5	$373.6
Other comprehensive loss, net of tax (Note 12):
Foreign currency translation adjustments	3.8	(10.0)
Unrealized (loss) gain on hedges	(17.2)	13.4
Unrealized pension costs	(0.1)	—
Unrealized gain (loss) on available-for-sale investments	9.0	(37.1)
Reclassification of realized investment losses to earnings	4.0	4.8
Other comprehensive loss	(0.5)	(28.9)
Comprehensive income	$340.0	$344.7
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net income	$340.5	$373.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35.2	34.7
Non-cash operating lease cost	6.8	7.1
Stock-based compensation (Note 9)	38.9	32.4
Change in fair value of contingent consideration liabilities, net (Note 7)	0.7	(2.9)
Deferred income taxes	(51.8)	(42.6)
Other	0.4	20.4
Changes in operating assets and liabilities:
Accounts and other receivables, net	(77.5)	(57.8)
Inventories	(32.8)	(24.0)
Accounts payable and accrued liabilities	(45.2)	(109.2)
Income taxes	87.2	82.9
Prepaid expenses and other current assets	(23.8)	1.7
Intellectual property agreement accrual	29.3	(10.0)
Other	6.2	(13.0)
Net cash provided by operating activities	314.1	293.3
Cash flows from investing activities
Capital expenditures	(61.5)	(72.7)
Purchases of held-to-maturity investments (Note 4)	(12.5)	(128.0)
Proceeds from held-to-maturity investments (Note 4)	80.5	130.0
Purchases of available-for-sale investments (Note 4)	(3.2)	(74.1)
Proceeds from available-for-sale investments (Note 4)	183.4	372.0
Business combination, net of cash (Note 6)	(141.2)	—
Payment for acquisition options (Note 5)	(15.0)	—
Issuances of notes receivable	(15.0)	(10.5)
Collections of notes receivable	—	18.0
Other	(15.0)	(5.2)
Net cash provided by investing activities	0.5	229.5
Cash flows from financing activities
Purchases of treasury stock	(249.3)	(405.6)
Proceeds from stock plans	41.9	37.5
Other	0.8	—
Net cash used in financing activities	(206.6)	(368.1)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	(4.2)	13.2
Net increase in cash, cash equivalents, and restricted cash	103.8	167.9
Cash, cash equivalents, and restricted cash at beginning of period	772.6	867.4
Cash, cash equivalents, and restricted cash at end of period	$876.4	$1,035.3
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions; unaudited)

	Common Stock		Treasury Stock
	Shares	Par Value	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Edwards Lifesciences, Inc. Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
Balance at December 31, 2022	646.3	$646.3	38.0	$(4,144.0)	$1,969.3	$7,590.0	$(254.9)	$5,806.7	$—	$5,806.7
Net income						340.5		340.5	—	340.5
Other comprehensive loss, net of tax							(0.5)	(0.5)		(0.5)
Common stock issued under stock plans	0.8	0.8			41.1			41.9		41.9
Stock-based compensation expense					38.9			38.9		38.9
Purchases of treasury stock			3.1	(249.5)				(249.5)		(249.5)
Changes to noncontrolling interest								—	84.0	84.0
Balance at March 31, 2023	647.1	$647.1	41.1	$(4,393.5)	$2,049.3	$7,930.5	$(255.4)	$5,978.0	$84.0	$6,062.0
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions; unaudited)

	Common Stock		Treasury Stock
	Shares	Par Value	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2021	642.0	$642.0	17.9	$(2,416.9)	$1,700.4	$6,068.1	$(157.7)	$5,835.9
Net income						373.6		373.6
Other comprehensive loss, net of tax							(28.9)	(28.9)
Common stock issued under stock plans	0.9	0.9			36.6			37.5
Stock-based compensation expense					32.4			32.4
Purchases of treasury stock			3.6	(405.6)				(405.6)
Balance at March 31, 2022	642.9	$642.9	21.5	$(2,822.5)	$1,769.4	$6,441.7	$(186.6)	$5,844.9
The accompanying notes are an integral part of these
consolidated condensed financial statements.

1.     BASIS OF PRESENTATION

The accompanying interim consolidated condensed financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the consolidated financial statements and notes included in Edwards Lifesciences' Annual Report on Form 10-K for the year ended December 31, 2022. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") have been condensed or omitted.

The consolidated condensed financial statements include the accounts of all wholly-owned subsidiaries and variable interest entities for which the Company is the primary beneficiary. All intercompany accounts and transactions have been eliminated in consolidation.

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

There have been no material changes to the Company's significant accounting policies from those described in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

New Accounting Standards Not Yet Adopted

In March 2023, the Financial Accounting Standards Board ("FASB") issued an amendment to the accounting guidance on investments in tax credit structures to allow entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. The guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial results.

2.     OTHER CONSOLIDATED FINANCIAL STATEMENT DETAILS

Composition of Certain Financial Statement Captions
(in millions)

Components of selected captions in the consolidated condensed balance sheets consisted of the following:

	March 31, 2023	December 31, 2022
Inventories
Raw materials	$164.6	$156.4
Work in process	206.4	177.4
Finished products	543.3	541.7
	$914.3	$875.5

At March 31, 2023 and December 31, 2022, $146.1 million and $128.6 million, respectively, of the Company's finished products inventories were held on consignment.

	March 31, 2023	December 31, 2022
Accrued and other liabilities
Employee compensation and withholdings	$225.8	$268.7
Taxes payable	120.8	50.6
Property, payroll, and other taxes	53.6	45.6
Research and development accruals	67.7	66.9
Accrued rebates	112.3	116.1
Fair value of derivatives	23.4	20.7
Accrued marketing expenses	13.2	17.0
Legal and insurance	29.1	28.1
Intellectual property agreements (a)	95.4	53.3
Accrued relocation costs	26.2	25.2
Accrued professional services	10.6	6.6
Accrued realignment reserves	14.8	15.6
Other accrued liabilities	83.2	80.6
	$876.1	$795.0
_______________________________________
(a)     As of March 31, 2023, $95.4 million was accrued in "Accrued and other liabilities" and $130.1 million was accrued in "Litigation agreement accrual" on the consolidated condensed balance sheet related to intellectual property agreements with Abbott Laboratories and its direct and indirect subsidiaries, and Medtronic, Inc.

Supplemental Cash Flow Information
(in millions)

	Three Months Ended March 31,
	2023	2022
Cash paid during the year for:
Amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7.1	$7.6
Non-cash investing and financing transactions:
Right-of-use assets obtained in exchange for new lease liabilities	$2.2	$6.4
Capital expenditures accruals	$26.5	$23.8

Cash, Cash Equivalents, and Restricted Cash
(in millions)

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$872.5	$769.0
Restricted cash included in other current assets	0.6	0.5
Restricted cash included in other assets	3.3	3.1
Total cash, cash equivalents, and restricted cash	$876.4	$772.6

Amounts included in restricted cash primarily represent funds placed in escrow related to litigation.

3.    INTELLECTUAL PROPERTY AGREEMENT AND LITIGATION EXPENSES

On April 12, 2023, Edwards entered into an Intellectual Property Agreement ("Agreement") with Medtronic, Inc. ("Medtronic") pursuant to which the parties agreed to a 15-year global covenant not to sue ("CNS") for infringement of certain patents in the structural heart space owned or controlled by each other. In consideration for the global CNS and related mutual access to certain intellectual property rights, Edwards will pay to Medtronic a one-time, lump sum payment of $300.0 million and annual royalty payments that are tied to net sales of certain Edwards products. Based upon the terms of the Agreement, the Company identified the relevant elements for accounting purposes and allocated the $300.0 million upfront payment based on their fair values. The Company recorded a $37.0 million pre-tax charge in March 2023 related primarily to prior commercial sales incurred through March 31, 2023. The Company recorded a prepaid royalty asset of $124.0 million in April 2023 related to future commercial sales, which will be amortized as expense during the term of the Agreement. Separately, the Company recorded a $139.0 million pre-tax charge in April 2023 related to products currently in development.

4.     INVESTMENTS

Debt Securities

Investments in debt securities at the end of each period were as follows (in millions):

	March 31, 2023				December 31, 2022
Held-to-maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Bank time deposits	$28.0	$—	$—	$28.0	$96.0	$—	$—	$96.0

Available-for-sale
U.S government and agency securities	108.6	—	(4.9)	103.7	137.7	—	(6.1)	131.6
Asset-backed securities	304.2	—	(11.2)	293.0	380.6	—	(14.0)	366.6
Corporate debt securities	948.8	—	(38.8)	910.0	1,028.1	—	(47.8)	980.3
Municipal securities	2.8	—	(0.2)	2.6	2.7	—	(0.2)	2.5
Total	$1,364.4	$—	$(55.1)	$1,309.3	$1,549.1	$—	$(68.1)	$1,481.0
The cost and fair value of investments in debt securities, by contractual maturity, as of March 31, 2023, were as follows:

	Held-to-Maturity		Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Due in 1 year or less	$23.5	$23.5	$366.5	$358.2
Due after 1 year through 5 years	4.5	4.5	647.3	614.8
Due after 5 years through 10 years	—	—	5.2	5.1
Instruments not due at a single maturity date (a)	—	—	345.4	331.2
	$28.0	$28.0	$1,364.4	$1,309.3
_______________________________________
(a)     Consists of mortgage- and asset-backed securities.
Actual maturities may differ from the contractual maturities due to call or prepayment rights.
The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of March 31, 2023 and December 31, 2022, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	March 31, 2023
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$10.6	$(0.1)	$92.2	$(4.8)	$102.8	$(4.9)
Asset-backed securities	59.1	(0.8)	224.7	(10.4)	283.8	(11.2)
Corporate debt securities	30.8	(0.1)	871.7	(38.7)	902.5	(38.8)
Municipal securities	—	—	2.6	(0.2)	2.6	(0.2)
	$100.5	$(1.0)	$1,191.2	$(54.1)	$1,291.7	$(55.1)

	December 31, 2022
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$61.6	$(1.5)	$69.5	$(4.6)	$131.1	$(6.1)
Asset-backed securities	103.3	(1.3)	254.6	(12.7)	357.9	(14.0)
Corporate debt securities	189.0	(5.3)	784.8	(42.5)	973.8	(47.8)
Municipal securities	—	—	2.5	(0.2)	2.5	(0.2)
	$353.9	$(8.1)	$1,111.4	$(60.0)	$1,465.3	$(68.1)

The Company reviews its investments in debt securities to determine if there has been an other-than-temporary decline in fair value. Consideration is given to 1) the length of time and the extent to which the security's fair value has been below cost, 2) the financial condition and near term prospects of the issuer, including the credit quality of the security's issuer, 3) the Company's intent to sell the security, and 4) whether it is more likely than not the Company will have to sell the security before recovery of its amortized cost. The decline in fair value of the debt securities was largely due to changes in interest rates, not credit quality, and as of March 31, 2023, the Company did not intend to sell the securities, and it was not more likely than not that it will be required to sell the securities before recovery of the unrealized losses, and, therefore, the unrealized losses are considered temporary.

Investments in Unconsolidated Entities

The Company has a number of equity investments in unconsolidated entities. These investments are recorded in "Long-term Investments" on the consolidated condensed balance sheets, and are as follows:

	March 31, 2023	December 31, 2022
	(in millions)
Equity method investments
Carrying value of equity method investments	$24.2	$21.4
Equity securities
Carrying value of non-marketable equity securities	86.9	86.9
Total investments in unconsolidated entities	$111.1	$108.3

During the three months ended March 31, 2023, the Company made $1.7 million of equity investments in limited liability companies that invest in qualified community development entities ("CDEs") through the New Markets Tax Credit ("NMTC") program. The NMTC program provides federal tax incentives to investors to make investments in distressed communities and promotes economic improvements through the development of successful businesses in these communities. The NMTC is equal to 39% of the qualified investment and is taken over seven years. These limited liability companies are variable interest entities ("VIEs"). The Company determined that it is not the primary beneficiary of the VIEs because it does not have the power to direct the activities that most significantly impact the economic performance of the VIEs, and therefore the Company does not consolidate these entities. Instead, the NMTC investments are accounted for as equity method investments.

Non-marketable equity securities consist of investments in privately held companies without readily determinable fair values, and are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. As of March 31, 2023, the Company had recorded cumulative upward adjustments of $8.8 million based on observable price changes, and cumulative downward adjustments of $3.1 million due to impairments and observable price changes.

During the three months ended March 31, 2023, the gross realized gains or losses from sales of available-for-sale investments were not material.

5.     INVESTMENTS IN VARIABLE INTEREST ENTITIES

The Company reviews its investments in other entities to determine whether the Company is the primary beneficiary of a variable interest entity ("VIE"). The Company would be the primary beneficiary of the VIE, and would be required to consolidate the VIE, if it has the power to direct the significant activities of the entity and the obligation to absorb losses or receive benefits from the entity that may be significant to the VIE. The Company's maximum loss exposure to variable interest entities, prior to the exercise of options to acquire the entities, is limited to its investment in the variable interest entities, which include equity investments, options to acquire, and promissory notes.

Consolidated VIEs

In February 2023, the Company entered into a preferred stock purchase agreement to acquire a majority equity interest in a medical technology company and an option agreement to acquire the remaining equity interest. Edwards concluded that it is the primary beneficiary and consolidated the VIE. See Note 6 for additional information.

Unconsolidated VIEs

Edwards has relationships with various VIEs that it does not consolidate as Edwards lacks the power to direct the activities that significantly impact the economic success of these entities.

In March 2023, the Company agreed to pay a medical device company up to $45 million as consideration for an option to acquire the medical device company, of which $15.0 million has been paid as of March 31, 2023. Also, in March 2023, Edwards advanced $5 million to the medical device company under a convertible promissory note. The option and the note are included in "Other Assets" on the consolidated condensed balance sheet.
In January 2023, the Company loaned a privately-held medical device company (the "Investee") $10 million under a $45 million secured promissory note agreement. Previously, in 2021, the Company invested $39.3 million, included in "Long-term Investments," in the Investee's preferred equity securities and paid $13.1 million, included in "Other Assets," for an option to acquire the Investee. Per the agreement, the Company may be required to invest up to an additional $6.5 million in the Investee's preferred equity securities and up to an additional $14.4 million for the option to acquire the Investee.

In August 2022, the Company entered into an option agreement with a medical device company. Under the option agreement, Edwards paid $47.1 million for an option to acquire the medical device company. The $47.1 million option is included in "Other Assets" on the consolidated condensed balance sheet.

In June 2022, the Company entered into a convertible promissory note and amended its existing warrant agreement with a medical device company. Under the convertible promissory note agreement, the Company agreed to loan the medical device company up to $47.5 million, of which $32.5 million has been advanced as of March 31, 2023. In addition, in 2019 the Company paid $35.0 million for an option to acquire the medical device company. The $35.0 million warrant and the $32.5 million note receivable are included in "Other Assets" on the consolidated condensed balance sheet.

In May 2022, the Company entered into an option agreement with a medical technology company. Under the option agreement, Edwards paid $60.0 million for an option to acquire the medical technology company, of which $10 million was paid in 2021. The $60.0 million option is included in "Other Assets" on the consolidated condensed balance sheet.

In addition, Edwards has made equity investments through the NMTC program in limited liability companies that are considered VIEs. For more information, see Note 4.

6.     BUSINESS COMBINATION

On February 28, 2023, the Company acquired 61% of the then outstanding shares of a medical technology company in an all cash transaction. The Company determined it was the primary beneficiary of this VIE, and the VIE has been consolidated in the Company's consolidated condensed financial statements. In addition, the Company amended and restated its previous option agreement with the medical technology company. The option agreement gives Edwards the option to acquire the remaining equity interest in the medical technology company.

The medical technology company is dedicated to developing technologies for detecting and managing patients with cardiovascular disease. The transaction was accounted for as a business combination. Tangible and intangible assets and liabilities acquired were recorded based on their estimated fair values at the acquisition date. The excess of the purchase price over the fair value of net assets acquired was recorded to goodwill. The Company is in the process of finalizing its purchase price allocation. Therefore, the amounts reflected below are subject to change and will be finalized during 2023. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed (in millions):

Assets	$7.5
Goodwill	143.0
In-process research and development	150.5
Liabilities assumed	(16.1)
Deferred tax liabilities	(25.1)
Fair value of net assets acquired	259.8
Less: Noncontrolling interest (a)	(84.0)
Total purchase price	175.8
Less: cash acquired	(6.8)
Total purchase price, net of cash acquired (b)	$169.0
_______________________________________
(a) Includes the fair value of the noncontrolling interest of $99.0 million offset by the purchase consideration allocated to the option of $15.0 million, which was ascribed to the noncontrolling interest.
(b)     Includes $22.5 million paid in a previous year under option agreements and $5.3 million for the settlement of a pre-existing note.

Goodwill includes expected synergies and other benefits the Company believes will result from the acquisition. Goodwill was assigned to the Company’s Rest of World segment and is not deductible for tax purposes.

The results of operations for the medical technology company since the date of acquisition were immaterial. Pro forma results have not been presented as the results of the medical technology company are not material in relation to the consolidated financial statements of Edwards Lifesciences.

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

The consolidated condensed financial statements include financial instruments for which the fair market value of such instruments may differ from amounts reflected on a historical cost basis. Financial instruments of the Company consist of cash deposits, accounts and other receivables, investments, accounts payable, certain accrued liabilities, and borrowings under a revolving credit agreement. The carrying value of these financial instruments generally approximates fair value due to their short-term nature. Financial instruments also include notes payable. As of March 31, 2023, the fair value of the notes payable, based on Level 2 inputs, was $598.5 million.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company's financial instruments which are measured at fair value on a recurring basis (in millions):

March 31, 2023	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$9.0	$—	$—	$9.0
Available-for-sale investments:
Corporate debt securities	—	910.0	—	910.0
Asset-backed securities	—	293.0	—	293.0
United States government and agency securities	53.1	50.6	—	103.7
Municipal securities	—	2.6	—	2.6
Investments held for deferred compensation plans	117.8	—	—	117.8
Derivatives	—	51.7	—	51.7
	$179.9	$1,307.9	$—	$1,487.8
Liabilities
Derivatives	$—	$23.4	$—	$23.4
Contingent consideration liabilities	—	—	26.9	26.9
Other liability	—	—	14.0	14.0
	$—	$23.4	$40.9	$64.3
December 31, 2022
Assets
Cash equivalents	$0.4	$—	$—	$0.4
Available-for-sale investments:
Corporate debt securities	—	980.3	—	980.3
Asset-backed securities	—	366.6	—	366.6
United States government and agency securities	37.1	94.5	—	131.6
Municipal securities	—	2.5	—	2.5
Investments held for deferred compensation plans	112.1	—	—	112.1
Derivatives	—	65.5	—	65.5
	$149.6	$1,509.4	$—	$1,659.0
Liabilities
Derivatives	$—	$27.2	$—	$27.2
Contingent consideration liabilities	—	—	26.2	26.2
Other liability	—	—	14.0	14.0
	$—	$27.2	$40.2	$67.4

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

Contingent Consideration Liabilities

Certain of the Company's acquisitions involve contingent consideration arrangements. Payment of additional consideration is contingent upon the acquired company reaching certain performance milestones, such as attaining specified sales levels or obtaining regulatory approvals. These contingent consideration liabilities are measured at estimated fair value using either a probability weighted discounted cash flow analysis or a Monte Carlo simulation model, both of which consider significant unobservable inputs. These inputs as of March 31, 2023 include (1) the discount rate used to present value the projected cash flows (ranging from 3.5% to 13.8%; weighted average of 3.7%), (2) the probability of milestone achievement (ranging from 0% to 50%; weighted average of 39.6%), and (3) the projected payment dates (2026). The weighted average of each of the above inputs was determined based on the relative fair value of each obligation. The use of different assumptions could have a material effect on the estimated fair value amounts.

The following tables summarize the changes in fair value of the contingent consideration and the other liability (in millions):

	Contingent Consideration	Other liability	Total
Balance at December 31, 2022	$26.2	$14.0	$40.2
Changes in fair value	0.7	—	0.7
Balance at March 31, 2023	$26.9	$14.0	$40.9

	Contingent Consideration	Other liability	Total
Balance at December 31, 2021	$62.0	$14.0	$76.0
Changes in fair value	(2.9)	—	(2.9)
Balance at March 31, 2022	$59.1	$14.0	$73.1

8.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses derivative financial instruments to manage its currency exchange rate risk and its interest rate risk as summarized below. Notional amounts are stated in United States dollar equivalents at spot exchange rates at the respective dates. The Company does not enter into these arrangements for trading or speculation purposes.

	Notional Amount
	March 31, 2023	December 31, 2022
	(in millions)
Foreign currency forward exchange contracts	$1,712.2	$1,678.4
Cross currency swap contracts	300.0	300.0

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

The following table presents the location and fair value amounts of derivative instruments reported in the consolidated condensed balance sheets (in millions):

		Fair Value
Derivatives designated as hedging instruments	Balance Sheet Location	March 31, 2023	December 31, 2022
Assets
Foreign currency contracts	Other current assets	$13.6	$24.9
Cross currency swap contracts	Other assets	$38.1	$40.6
Liabilities
Foreign currency contracts	Accrued and other liabilities	$23.4	$20.7
Foreign currency contracts	Other liabilities	$—	$6.5

The following table presents the effect of master-netting agreements and rights of offset on the consolidated condensed balance sheets (in millions):

				Gross Amounts Not Offset in the Consolidated Balance Sheet
		Gross Amounts Offset in the Consolidated Balance Sheet
			Net Amounts Presented in the Consolidated Balance Sheet
March 31, 2023	Gross Amounts			Financial Instruments	Cash Collateral Received	Net Amount
Derivative assets
Foreign currency contracts	$13.6	$—	$13.6	$(6.7)	$—	$6.9
Cross currency swap contracts	$38.1	$—	$38.1	$—	$—	$38.1
Derivative liabilities
Foreign currency contracts	$23.4	$—	$23.4	$(6.7)	$—	$16.7
December 31, 2022
Derivative assets
Foreign currency contracts	$24.9	$—	$24.9	$(12.0)	$—	$12.9
Cross currency swap contracts	$40.6	$—	$40.6	$—	$—	$40.6
Derivative liabilities
Foreign currency contracts	$27.2	$—	$27.2	$(12.0)	$—	$15.2

The following tables present the effect of derivative and non-derivative hedging instruments on the consolidated condensed statements of operations and consolidated condensed statements of comprehensive income (in millions):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended March 31,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Three Months Ended March 31,

	2023	2022		2023	2022
Cash flow hedges
Foreign currency contracts	$3.7	$24.7	Cost of sales	$29.8	$7.3

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Amount of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31,		Location of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)	Three Months Ended March 31,

	2023	2022		2023	2022
Net investment hedges
Cross currency swap contracts	$(2.5)	$3.9	Interest income, net	$1.7	$1.6

The cross currency swap contracts have an expiration date of June 15, 2028. At maturity of the cross currency swap contracts, the Company will deliver the notional amount of €257.2 million and will receive $300.0 million from the counterparties. The Company will receive semi-annual interest payments from the counterparties based on a fixed interest rate until maturity of the agreements.

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended March 31,
	Location of Gain or (Loss) Recognized in Income on Derivative
		2023	2022
Derivatives not designated as hedging instruments
Foreign currency contracts	Other (income) expense, net	$(5.4)	$15.5

The following tables present the effect of fair value and cash flow hedge accounting on the consolidated condensed statements of operations (in millions):

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three Months Ended March 31, 2023
	Cost of sales	Selling, general, and administrative expenses	Other (Income) Expense, net

Total amounts of income and expense line items presented in the consolidated condensed statements of operations in which the effects of fair value or cash flow hedges are recorded	$(329.5)	$(436.3)	$1.6
The effects of cash flow hedging:
Gain (loss) on fair value hedging relationships:
Foreign currency contracts:
Hedged items	$—	$—	$1.2
Derivatives designated as hedging instruments	$—	$—	$(1.2)
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach	$—	$—	$1.2
Gain (loss) on cash flow hedging relationships:
Foreign currency contracts:
Amount of gain (loss) reclassified from accumulated OCI into income	$29.8	$—	$—

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three Months Ended March 31, 2022
	Cost of sales	Selling, general, and administrative expenses	Other (Income) Expense, net

Total amounts of income and expense line items presented in the consolidated condensed statements of operations in which the effects of fair value or cash flow hedges are recorded	$(299.3)	$(370.3)	$(3.3)
The effects of fair value and cash flow hedging:
Gain (loss) on cash flow hedging relationships:
Foreign currency contracts:
Amount of gain (loss) reclassified from accumulated OCI into income	$7.3	$—	$—

The Company expects that during the next twelve months it will reclassify to earnings a $13.6 million gain currently recorded in "Accumulated Other Comprehensive Loss."

9.    STOCK-BASED COMPENSATION

Stock-based compensation expense related to awards issued under the Company's incentive compensation plans for the three months ended March 31, 2023 and 2022 was as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Cost of sales	$7.0	$6.2
Selling, general, and administrative expenses	22.3	18.7
Research and development expenses	9.6	7.5
Total stock-based compensation expense	38.9	32.4
Income tax benefit	(4.7)	(4.4)
Total stock-based compensation expense, net of tax	$34.2	$28.0

At March 31, 2023, the total remaining compensation cost related to nonvested stock options, restricted stock units, market-based restricted stock units, and employee stock purchase plan ("ESPP") subscription awards amounted to $187.9 million, which will be amortized on a straight-line basis over each award's requisite service period. The weighted-average remaining requisite service period is 28 months.

Fair Value Disclosures

The following table includes the weighted-average grant-date fair values of stock options granted during the periods indicated and the related weighted-average assumptions used in the Black-Scholes option pricing model:

Option Awards	Three Months Ended March 31,
	2023	2022
Risk-free interest rate	4.1%	1.9%
Expected dividend yield	None	None
Expected volatility	31.3%	33.5%
Expected term (years)	5.3	5.3
Fair value, per option	$27.77	$35.66
The following table includes the weighted-average grant-date fair values for ESPP subscriptions granted during the periods indicated and the related weighted-average assumptions used in the Black-Scholes option pricing model:

ESPP	Three Months Ended March 31,
	2023	2022
Risk-free interest rate	4.6%	0.2%
Expected dividend yield	None	None
Expected volatility	31.5%	32.2%
Expected term (years)	0.6	0.6
Fair value, per share	$21.10	$29.52

10.    ACCELERATED SHARE REPURCHASE

During 2023 and 2022, the Company entered into accelerated share repurchase ("ASR") agreements providing for the repurchase of the Company's common stock based on the volume-weighted average price ("VWAP") of the Company's common stock during the term of the applicable agreement, less a discount. The following table summarizes the terms of the ASR agreements (dollars and shares in millions, except per share data):

		Initial Delivery			Final Settlement
Agreement Date	Amount Paid	Shares Received	Price per Share	Value of Shares as % of Contract Value	Settlement Date	Total Shares Received	Average Price per Share
January 2022	$250.0	1.9	$104.87	80%	February 2022	2.3	$110.31
February 2023	$200.0	2.0	$80.44	80%	March 2023	2.5	$79.28

The ASR agreements were each accounted for as two separate transactions: (1) the value of the initial delivery of shares was recorded as shares of common stock acquired in a treasury stock transaction on the acquisition date, and (2) the remaining amount of the purchase price paid was recorded as a forward contract indexed to the Company's own common stock and was initially recorded in "Additional Paid-in Capital" and subsequently, upon settlement, was transferred to "Treasury Stock" on the consolidated condensed balance sheets. The initial delivery of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share. The Company determined that the forward contracts indexed to the Company's common stock met all the applicable criteria for equity classification and, therefore, were not accounted for as a derivative instrument.

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

12.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables summarize the activity for each component of "Accumulated Other Comprehensive Loss" (in millions):

	Foreign Currency Translation Adjustments	Unrealized Gain on Hedges	Unrealized Loss on Available-for-sale Investments	Unrealized Pension Credits	Total Accumulated Other Comprehensive Loss
December 31, 2022	$(218.8)	$23.8	$(65.6)	$5.7	$(254.9)
Other comprehensive gain (loss) before reclassifications	4.9	6.7	9.0	(0.1)	20.5
Amounts reclassified from accumulated other comprehensive loss	(1.7)	(29.8)	4.0	—	(27.5)
Deferred income tax benefit	0.6	5.9	—	—	6.5
March 31, 2023	$(215.0)	$6.6	$(52.6)	$5.6	$(255.4)

	Foreign Currency Translation Adjustments	Unrealized Gain on Hedges	Unrealized Loss on Available-for-sale Investments	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
December 31, 2021	$(172.5)	$29.7	$(6.9)	$(8.0)	$(157.7)
Other comprehensive (loss) gain before reclassifications	(7.4)	24.7	(47.6)	—	(30.3)
Amounts reclassified from accumulated other comprehensive loss	(1.6)	(7.3)	4.8	—	(4.1)
Deferred income tax (expense) benefit	(1.0)	(4.0)	10.5	—	5.5
March 31, 2022	$(182.5)	$43.1	$(39.2)	$(8.0)	$(186.6)

The following table provides information about amounts reclassified from "Accumulated Other Comprehensive Loss" (in millions):

	Three Months Ended March 31,
			Affected Line on Consolidated Condensed Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	2023	2022
Foreign currency translation adjustments	$1.7	$1.6	Other (income) expense, net
	(0.4)	(0.4)	Provision for income taxes
	$1.3	$1.2	Net of tax
Gain on hedges	$29.8	$7.3	Cost of sales
	(7.1)	(2.1)	Provision for income taxes
	$22.7	$5.2	Net of tax
Loss on available-for-sale investments	$(4.0)	$(4.8)	Other (income) expense, net
	1.0	1.2	Provision for income taxes
	$(3.0)	$(3.6)	Net of tax

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

The table below presents the computation of basic and diluted earnings per share (in millions, except for per share information):

	Three Months Ended March 31,
	2023	2022
Basic:
Net income attributable to Edwards Lifesciences, Inc.	$340.5	$373.6
Weighted-average shares outstanding	607.5	622.1
Basic earnings per share	$0.56	$0.60
Diluted:
Net income attributable to Edwards Lifesciences, Inc.	$340.5	$373.6
Weighted-average shares outstanding	607.5	622.1
Dilutive effect of stock plans	3.4	7.3
Dilutive weighted-average shares outstanding	610.9	629.4
Diluted earnings per share	$0.56	$0.59

Stock options, restricted stock units, and market-based restricted stock units to purchase an aggregate of 5.2 million and 1.7 million common shares for the three months ended March 31, 2023 and 2022, respectively, were outstanding, but were not included in the computation of diluted earnings per share for such periods because the effect would have been anti-dilutive.

14.    INCOME TAXES

The Company's effective income tax rates were 14.6% and 14.3% for the three months ended March 31, 2023 and 2022, respectively. The increase in the effective rate between the three months ended March 31, 2023 and 2022 is primarily due to a reduced tax benefit from employee share-based compensation. In addition, the effective rates for the three months ended March 31, 2023 and 2022 were lower than the federal statutory rate of 21% primarily due to (1) foreign earnings taxed at lower rates, (2) Federal and California research and development credits, and (3) the tax benefit from employee share-based compensation. The effective rates include a tax benefit from employee share-based compensation of $2.9 million and $13.4 million for the three months ended March 31, 2023 and 2022, respectively.

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

As of March 31, 2023 and December 31, 2022, the gross liability recorded for income taxes associated with uncertain tax positions was $496.8 million and $475.3 million, respectively. The Company estimates that these liabilities would be reduced by $194.3 million and $182.1 million, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, and timing adjustments. The net amounts of $302.5 million and $293.2 million, respectively, if not required, would favorably affect the Company's effective tax rate.

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

The audits of the Company’s United States federal income tax returns through 2014 have been closed. The IRS audit field work for the 2015 through 2017 tax years was completed during the second quarter of 2021, except for certain transfer pricing and related matters. The IRS began its examination of the 2018 through 2020 tax years during the first quarter of 2022.

The audits of the Company's material state, local, and foreign income tax matters have been concluded for years through 2015. While not material, the Company continues to address matters in India for years from 2010 and on.

During 2021, the Company received a Notice of Proposed Adjustment (“NOPA”) from the IRS for the 2015-2017 tax years relating to transfer pricing involving certain Surgical/TAVR intercompany royalty transactions between the Company's United States and Switzerland subsidiaries. The NOPA proposes an increase to the Company's United States taxable income, which could result in additional tax expense for this period of approximately $210 million and represents a significant change to previously agreed upon transfer pricing methodologies for these types of transactions. The Company has formally disagreed with the NOPA and submitted a formal protest on the matter during the fourth quarter of 2021. During the second quarter of 2022, the Company received the IRS's rebuttal to its protest and was notified that the case had been transferred to the IRS Independent Office of Appeals ("Appeals"). The opening conference was held with Appeals during the first quarter of 2023 and discussions are ongoing. The Company continues to evaluate all possible remedies available to it. The Company believes the amounts previously accrued related to this uncertain tax position are sufficient and, accordingly, has not accrued any additional amount based on the NOPA received or as a result of the ongoing Appeals. While no payment of any amount related to the NOPA is required to be made, if at all, until all applicable proceedings have been completed, the Company made an advance payment of tax in November 2022 to prevent the further accrual of interest on that portion of any potential deficiency.

Certain Surgical/TAVR intercompany royalty transactions covering tax years 2018-2022 that were not resolved under the APA program remain subject to IRS examination, and those transactions and related tax positions remain uncertain as of March 31, 2023. The Company has considered this information, as well as information regarding the NOPA, the rebuttal and ongoing Appeals described above, in its evaluation of its uncertain tax positions. The impact of these unresolved transfer pricing matters, net of any correlative repatriation tax adjustment, may be significant to the Company’s consolidated condensed financial statements. Based on the information currently available and numerous possible outcomes, the Company cannot reasonably estimate what, if any, changes in its existing uncertain tax positions may occur in the next 12 months and, therefore, has continued to record the uncertain tax positions as a long-term liability.

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

The table below presents information about Edwards Lifesciences' reportable segments (in millions):

	Three Months Ended March 31,
	2023	2022
Segment Net Sales
United States	$849.1	$749.5
Europe	335.4	300.1
Japan	104.3	140.9
Rest of World	165.6	142.3
Total segment net sales	$1,454.4	$1,332.8
Segment Operating Income
United States	$563.4	$511.5
Europe	181.7	166.6
Japan	63.4	99.5
Rest of World	70.5	59.7
Total segment operating income	$879.0	$837.3
The table below presents reconciliations of segment net sales to consolidated net sales and segment operating income to consolidated pre-tax income (in millions):

	Three Months Ended March 31,
	2023	2022
Net Sales Reconciliation
Segment net sales	$1,454.4	$1,332.8
Foreign currency	5.2	8.4
Consolidated net sales	$1,459.6	$1,341.2
Pre-tax Income Reconciliation
Segment operating income	$879.0	$837.3
Unallocated amounts:
Corporate items	(468.9)	(419.4)
Intellectual property agreement and litigation expenses, net	(43.5)	(7.1)
Change in fair value of contingent consideration liabilities, net	(0.7)	2.9
Foreign currency	22.5	25.1
Consolidated operating income	388.4	438.8
Non-operating income (expense)	10.2	(2.7)
Consolidated pre-tax income	$398.6	$436.1

Enterprise-wide Information
(in millions)

The following enterprise-wide information is based on actual foreign exchange rates used in the Company's consolidated condensed financial statements.

	Three Months Ended March 31,
	2023	2022
Net Sales by Geographic Area
United States	$849.1	$749.5
Europe	331.1	311.1
Japan	114.1	135.5
Rest of World	165.3	145.1
	$1,459.6	$1,341.2
Net Sales by Major Product Area
Transcatheter Aortic Valve Replacement	$947.9	$881.3
Transcatheter Mitral and Tricuspid Therapies	41.6	27.0
Surgical Structural Heart	248.2	220.8
Critical Care	221.9	212.1
	$1,459.6	$1,341.2

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

During the first quarter of 2022, the Omicron variant had a pronounced impact on hospital capacity, resources, and procedure volumes in January 2022, especially in the United States. Outside the United States, we experienced a less pronounced year-over-year impact from the pandemic. During the first quarter of 2023, Japan faced lingering COVID headwinds and in Europe there were persistent disruptions related to hospital staffing shortages.

In addition to the impacts described above, the global economy, including the financial and credit markets, has recently experienced extreme volatility and disruptions, including increases to inflation rates, rising interest rates, declines in consumer confidence, declines in economic growth, and uncertainty about economic stability. The severity and duration of the impact of these conditions on our business cannot be predicted. See Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information.

Financial Highlights

Despite the challenges to our business due to COVID-19 and macroeconomic factors, our net sales for the first three months of 2023 were $1.5 billion, representing an increase of $118.4 million over the first three months of 2022, driven primarily by sales of our TAVR products.

Our gross profit increase in the three months ended March 31, 2023 was driven by our sales growth. Gross profit as a percentage of sales decreased primarily due to the impact of foreign currency exchange rate fluctuations. The decrease in our diluted earnings per share in the three months ended March 31, 2023 was driven by an after-tax charge of $30.5 million in the three months ended March 31, 2023 related to an intellectual property agreement.
Healthcare Environment, Opportunities, and Challenges

The medical technology industry is highly competitive and continues to evolve. Our success is measured both by the development of innovative products and the value we bring to our stakeholders. We are committed to developing new technologies and providing innovative patient care, and we are committed to defending our intellectual property in support of those developments. Despite the challenges of the COVID-19 pandemic, our dedicated field teams have found creative ways to support physicians, our engineers continued to advance innovation, and our colleagues worked diligently to keep our clinical trials on track.In the first three months of 2023, we invested 17.9% of our net sales in research and development.

We are dedicated to generating robust clinical, economic, and quality-of-life evidence increasingly expected by patients, clinicians, and payors in the current healthcare environment, with the goal of encouraging the adoption of innovative new medical therapies that demonstrate superior outcomes.

New Accounting Standards

Information on new accounting standards is included in Note 1 to the "Consolidated Condensed Financial Statements."

Results of Operations

Net Sales by Region
(dollars in millions)

	Three Months Ended March 31,
				Percent Change
	2023	2022	Change
United States	$849.1	$749.5	$99.6	13.3%
Europe	331.1	311.1	20.0	6.5%
Japan	114.1	135.5	(21.4)	(15.8)%
Rest of World	165.3	145.1	20.2	13.8%
Outside of the United States	610.5	591.7	18.8	3.2%
Total net sales	$1,459.6	$1,341.2	$118.4	8.8%

Net sales outside of the United States include the impact of foreign currency exchange rate fluctuations. The impact of foreign currency exchange rate fluctuations on net sales is not necessarily indicative of the impact on net income due to the corresponding effect of foreign currency exchange rate fluctuations on international manufacturing and operating costs, and our hedging activities.

Net Sales by Product Group
(dollars in millions)

	Three Months Ended March 31,
				Percent Change
	2023	2022	Change
Transcatheter Aortic Valve Replacement	$947.9	$881.3	$66.6	7.6%
Transcatheter Mitral and Tricuspid Therapies	41.6	27.0	14.6	53.6%
Surgical Structural Heart	248.2	220.8	27.4	12.4%
Critical Care	221.9	212.1	9.8	4.6%
Total net sales	$1,459.6	$1,341.2	$118.4	8.8%

Transcatheter Aortic Valve Replacement Sales

1,200
1,000
800
600
400
200
0
$ (Millions)
$881.3
$947.9
Q1 '22
Q1 '23

Net sales of TAVR products increased for the three months ended March 31, 2023 driven by:

•higher sales of the Edwards SAPIEN platform in 2023, primarily the Edwards SAPIEN 3 Ultra valve in the United States;

partially offset by:

•foreign currency exchange rate fluctuations, which decreased net sales outside of the United States by $25.2 million for the three months ended March 31, 2023, primarily due to the weakening of the Euro and the Japanese yen against the United States dollar.

During the first three months of 2023, we continued to enroll our PROGRESS pivotal trial, studying moderate aortic stenosis patients. In March 2023, we launched the Edwards SAPIEN 3 Ultra RESILIA valve in Japan.

Transcatheter Mitral and Tricuspid Therapies Sales

50
40
30
20
10
0
$ (Millions)
$27.0
$41.6
Q1 '22
Q1 '23

Net sales of TMTT products increased for the three months ended March 31, 2023 primarily due to continued adoption of our PASCAL system in Europe and the initial launch in the United States.

During the first quarter of 2023, we continued to enroll the CLASP IIF pivotal trial with PASCAL for patients with functional mitral regurgitation. In mitral replacement, enrollment continued in the ENCIRCLE pivotal trial for SAPIEN M3. In tricuspid, we completed the enrollment of the full cohort of the TRISCEND II pivotal trial of the EVOQUE replacement system. In the United States, the Food and Drug Administration approved expanded access allowing hospitals that were involved in the clinical trial to continue to have EVOQUE as a therapy option. In addition, enrollment continued in the CLASP IITR pivotal trial with the PASCAL repair system in patients with symptomatic, severe tricuspid regurgitation.

Surgical Structural Heart Sales

For the three months ended March 31, 2023 and 2022:
$ (Millions)
400
300
200
100
0
$220.8
$248.2
Q1 '22
Q1 '23

Net sales of Surgical products increased for the three months ended March 31, 2023 primarily due to increased sales of the INSPIRIS RESILIA aortic valve, primarily in the United States and Europe, and the MITRIS RESILIA valve, primarily in the United States. These increases were partially offset by the impact of foreign currency exchange rate fluctuations, which decreased net sales outside of the United States by $8.4 million for the three months ended March 31, 2023 primarily due to the weakening of the Japanese yen and the Euro against the United States dollar.
In early 2023, we began enrolling patients in our MOMENTIS clinical study to demonstrate the durability of RESILIA tissue in the mitral position.

Critical Care Sales

400
300
200
100
0
$ (Millions)
$212.1
$221.9
Q1 '22
Q1 '23

Net sales of Critical Care products increased for the three months ended March 31, 2023 primarily due to:

•increased demand for our enhanced surgical recovery products and pressure monitoring products, primarily in the United States;

partially offset by:

•foreign currency exchange rate fluctuations, which decreased net sales outside of the United States by $8.8 million for the three months ended March 31, 2023, primarily due to the weakening of the Japanese yen and the Euro against the United States dollar.

Gross Profit

$ in millions
1,500
1,200
900
600
300
0
$1,041.9
$1,130.1
77.7%
77.4%
100
90
80
Percentage
Q1 '22
Q1 '23
Gross profit
Percentage of net sales

The decrease in gross profit as a percentage of net sales for the three months ended March 31, 2023 was driven by a 0.7 percentage point decrease from the impact of foreign currency exchange rate fluctuations, primarily the strengthening of the United States dollar against the Euro and the Japanese yen.

Selling, General, and Administrative ("SG&A") Expenses

$ in millions
500
400
300
200
100
0
$370.3
$436.3
27.6%
29.9%
100
80
60
40
20
Percentage
Q1 '22
Q1 '23
SG&A
Percentage of net sales

SG&A expenses increased for the three months ended March 31, 2023 primarily due to higher field-based personnel-related costs, primarily TAVR and TMTT in the United States. Foreign currency exchange rate fluctuations decreased expenses by $8.5 million for the three months ended March 31, 2023 primarily due to the strengthening of the United States dollar against the Euro and the Japanese yen.

Research and Development ("R&D") Expenses

For the three months ended March 31, 2023 and 2022:
$ in millions
Percentage
400
300
200
100
0
100
80
60
40
20
0
$228.6
$261.2
17.0%
17.9%
Q1 '22
Q1 '23
R&D
Percentage of net sales

R&D expenses increased for the three months ended March 31, 2023 primarily due to continued investments in our transcatheter aortic valve innovations, including increased clinical trial activity.

Intellectual Property Agreement and Litigation Expenses, net

We incurred intellectual property agreement and litigation expenses of $43.5 million and $7.1 million during the three months ended March 31, 2023 and 2022, respectively. On April 12, 2023, we entered into a Intellectual Property Agreement with Medtronic, Inc. and recorded a $37.0 million charge during the three months ended March 31, 2023. For more information, see Note 3 to the "Consolidated Condensed Financial Statements."

Change in Fair Value of Contingent Consideration Liabilities, net

The change in fair value of contingent consideration liabilities resulted in expense of $0.7 million and a gain of $2.9 million for the three months ended March 31, 2023 and 2022, respectively. The changes in fair value were due to changes in interest rates and the accretion of interest due to the passage of time. For further information, see Note 7 to the "Consolidated Condensed Financial Statements."

Other (Income) Expense, net
(in millions)

	Three Months Ended March 31,
	2023	2022
Foreign exchange (gains) losses, net	$(1.3)	$2.5
(Gain) loss on investments	(0.1)	0.9
Other	(0.2)	(0.1)
Other (income) expense, net	$(1.6)	$3.3
The net foreign exchange (gains) losses relate to the foreign currency fluctuations primarily in our global trade and intercompany receivable and payable balances, partially offset by the gains and losses on foreign currency derivative instruments.

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

Our effective income tax rate was 14.6% and 14.3% for the three months ended March 31, 2023 and 2022, respectively. The increase in the effective rate between the three months ended March 31, 2023 and 2022 was primarily due to a reduced tax benefit from employee share-based compensation. In addition, the effective rates for the three months ended March 31, 2023 and 2022 were lower than the federal statutory rate of 21% primarily due to (1) foreign earnings taxed at lower rates, (2) Federal and California research and development credits, and (3) the tax benefit from employee share-based compensation.

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

The audits of our United States federal income tax returns through 2014 have been closed. The IRS audit field work for the 2015 through 2017 tax years was completed during the second quarter of 2021, except for certain transfer pricing and related matters. The IRS began its examination of the 2018 through 2020 tax years during the first quarter of 2022.

The audits of our material state, local, and foreign income tax matters have been concluded for years through 2015. While not material, we continue to address matters in India for years from 2010.

The audits of our United States federal income tax returns through 2014 have been closed. The IRS audit field work for the 2015 through 2017 tax years was completed during the urth quarter of 2020, except for certain transfer pricing and related matters. The IRS began its examination of the 2018 through 2020 tax years during the first quarter of 2022.

During 2021, we received a Notice of Proposed Adjustment (“NOPA”) from the IRS for the 2015-2017 tax years relating to transfer pricing involving certain Surgical/TAVR intercompany royalty transactions between our United States and Switzerland subsidiaries. The NOPA proposes an increase to our United States taxable income, which could result in additional tax expense for this period of approximately $210 million and represents a significant change to previously agreed upon transfer pricing methodologies for these types of transactions. We have formally disagreed with the NOPA and submitted a formal protest on the matter during the fourth quarter of 2021. During the second quarter of 2022, we received the IRS's rebuttal to our protest and were notified that the case had been transferred to the IRS Independent Office of Appeals ("Appeals"). The opening conference was held with Appeals during the first quarter of 2023 and discussions are ongoing. We continue to evaluate all possible remedies available to us. We believe the amounts previously accrued related to this uncertain tax position are sufficient and, accordingly, have not accrued any additional amount based on the NOPA received or as a result of the ongoing Appeals. While no payment of any amount related to the NOPA is required to be made, if at all, until all applicable proceedings have been completed, we made an advance payment of tax in November 2022 to prevent the further accrual of interest on that portion of any potential deficiency.

Certain Surgical/TAVR intercompany royalty transactions covering tax years 2018-2022 that were not resolved under the APA program remain subject to IRS examination, and those transactions and related tax positions remain uncertain as of March 31, 2023. We have considered this information, as well as information regarding the NOPA, the rebuttal and ongoing Appeals described above, in our evaluation of our uncertain tax positions. The impact of these unresolved transfer pricing matters, net of any correlative repatriation tax adjustment, may be significant to our consolidated condensed financial statements. Based on the information currently available and numerous possible outcomes, we cannot reasonably estimate what, if any, changes in our existing uncertain tax positions may occur in the next 12 months and, therefore, have continued to record the uncertain tax positions as a long-term liability.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA includes, among other provisions, changes to the U.S. corporate income tax system, including a 15% minimum tax based on “adjusted financial statement income,” which is effective for tax years beginning after December 31, 2022, and a one percent excise tax on net repurchases of stock after December 31, 2022. Based upon our analysis to date, we do not expect the IRA will have a material impact on our consolidated financial statements.

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

As of March 31, 2023, cash and cash equivalents and short-term investments held in the United States and outside of the United States were $902.2 million and $352.0 million, respectively.

We have a Five-year Credit Agreement (the "Credit Agreement") which provides for a $750.0 million multi-currency unsecured revolving credit facility and matures on July 15, 2027. We may increase the amount available under the Credit Agreement by up to an additional $250.0 million in the aggregate and extend the maturity date for an additional year, subject to agreement of the lenders. As of March 31, 2023, no amounts were outstanding under the Credit Agreement.

In June 2018, we issued $600.0 million of 4.3% fixed-rate unsecured senior notes (the "2018 Notes") due June 15, 2028. As of March 31, 2023, the carrying value of the 2018 Notes was $596.5 million.

From time to time, we repurchase shares of our common stock under share repurchase programs authorized by the Board of Directors. We consider several factors in determining when to execute share repurchases, including, among other things, expected dilution from stock plans, cash capacity, and the market price of our common stock. During the three months ended March 31, 2023, under the Board authorized repurchase program, we repurchased a total of 3.2 million shares at an aggregate cost of $249.1 million. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” for additional information about our share repurchase program. As of March 31, 2023, we had remaining authority to purchase $666.5 million of our common stock under the share repurchase program.

On April 12, 2023, we entered into a Intellectual Property Agreement with Medtronic, Inc. ("Medtronic") pursuant to which the parties agreed to a 15-year global covenant not to sue ("CNS") for infringement of certain patents in the structural heart space owned or controlled by each other. In consideration for the global CNS, Edwards will pay to Medtronic a one-time, lump sum payment of $300.0 million and annual royalty payments that are tied to net sales of certain Edwards products.

On February 28, 2023, we acquired a majority equity interest in a medical technology company. In addition, we amended and restated our previous option agreement with the medical technology company. The option agreement gives Edwards the option to acquire the remaining equity interest in the medical technology company. For more information, see Note 6 to the "Consolidated Condensed Financial Statements."

At March 31, 2023, there had been no material changes in our cash requirements from known contractual and other obligations, including commitments for capital expenditures, as disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of our Annual Report on Form 10-K for the year ended December 31, 2022.

Consolidated Cash Flows - For the three months ended March 31, 2023 and 2022:
Net cash flows provided by operating activities of $314.1 million for the three months ended March 31, 2023 increased $20.8 million over the same period last year primarily due to a higher bonus payout in 2022 associated with 2021 performance, partially offset by higher operating costs in 2023.

Net cash provided by investing activities of $0.5 million for the three months ended March 31, 2023 consisted primarily of net proceeds from investments of $246.2 million, partially offset by a payment of $141.2 million to acquire a majority interest in another company (see Note 6 to the "Consolidated Condensed Financial Statements") and capital expenditures of $61.5 million.

Net cash provided by investing activities of $229.5 million for the three months ended March 31, 2022 consisted primarily of net proceeds from investments of $299.3 million, partially offset by capital expenditures of $72.7 million.

Net cash used in financing activities of $206.6 million for the three months ended March 31, 2023 consisted primarily of purchases of treasury stock of $249.3 million, partially offset by proceeds from stock plans of $41.9 million.

Net cash used in financing activities of $368.1 million for the three months ended March 31, 2022 consisted primarily of purchases of treasury stock of $405.6 million, partially offset by proceeds from stock plans of $37.5 million.

Critical Accounting Policies and Estimates

The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated condensed financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies and estimates which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 34-36 in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes from the information discussed therein.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk, Foreign Currency Risk, Credit Risk, and Concentrations of Risk

For a complete discussion of our exposure to interest rate risk, foreign currency risk, credit risk, and concentrations of risk, refer to Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes from the information discussed therein.

Investment Risk

We are exposed to investment risks related to changes in the underlying financial condition and credit capacity of certain of our investments. As of March 31, 2023, we had $1.3 billion of investments in debt securities of various companies, of which $1.0 billion were long-term. In addition, we had $111.1 million of investments in equity instruments of public and private companies. Should these companies experience a decline in financial performance, financial condition or credit capacity, or fail to meet certain development milestones, a decline in the investments' value may occur, resulting in unrealized or realized losses.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    Our management, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2023. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded as of March 31, 2023 that our disclosure controls and procedures are designed at a reasonable assurance level and effective in providing reasonable assurance that the information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 28, 2021, Aortic Innovations LLC, a non-practicing entity, filed a lawsuit against Edwards Lifesciences Corporation and certain of its subsidiaries (“Edwards”) in the United States District Court for the District of Delaware alleging that Edwards’ SAPIEN 3 Ultra product infringes certain of its patents. We are unable to predict the ultimate outcome of this matter or estimate a range of possible exposure; therefore, no amount has been accrued. We intend to vigorously defend ourselves in this litigation.

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

Item 1A.    Risk Factors

A description of the risk factors associated with our business is contained in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended December 31, 2022.  There have been no material changes to our risk factors as previously reported.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (b), (c)
January 1, 2023 through January 31, 2023	79,511	$76.58	79,511	$909.5
February 1, 2023 through February 28, 2023	562,141	76.93	558,925	866.5
March 1, 2023 through March 31, 2023	2,522,586	79.28	2,522,586	666.5
Total	3,164,238	78.80	3,161,022

(a)    The difference between the total number of shares (or units) purchased and the total number of shares (or units) purchased as part of publicly announced plans or programs is due to shares withheld by us to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees.

(b)    In July 2022, the Board of Directors approved a stock repurchase program providing for up to $1.5 billion of repurchases of our common stock, effective July 28, 2022. Repurchases under the program may be made on the open market, including pursuant to a Rule 10b5-1 plan, and in privately negotiated transactions. The repurchase program does not have an expiration date.

(c)    In February 2023, we entered into a $200.0 million accelerated share repurchase ("ASR") agreement and received, on March 1, 2023, and initial delivery of 2.0 million shares of our common stock, representing approximately 80 percent of the total contract value. The ASR concluded and on March 31, 2023 we received an additional 0.5 million shares. Shares purchased pursuant to the ASR agreement are presented in the table above in the periods in which they were received.

Item 6.    Exhibits

The exhibits listed in the Exhibit Index below are filed, furnished, or incorporated by reference as part of this report on Form 10-Q.

Exhibit No.	Description
3.1
Amended and Restated Certificate of Incorporation of Edwards Lifesciences Corporation, dated May 16, 2013 (incorporated by reference to Exhibit 3.1 in Edwards Lifesciences' report on Form 8-K filed on May 17, 2013)

3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Edwards Lifesciences Corporation, dated May 7, 2020 (incorporated by reference to Exhibit 3.1 in Edwards Lifesciences’ report on Form 8-K filed on May 8, 2020)

3.3
Bylaws of Edwards Lifesciences Corporation, as amended and restated as of February 16, 2023 (incorporated by reference to Exhibit 3.1 in Edwards Lifesciences' report on Form 8-K filed on February 21, 2023)

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

EDWARDS LIFESCIENCES CORPORATION
(Registrant)
Date:	April 28, 2023	By:	/s/ SCOTT B. ULLEM
Scott B. Ullem Chief Financial Officer (Principal Financial Officer; Duly Authorized Officer)
Date:	April 28, 2023	By:	/s/ ROBERT W.A. SELLERS
Robert W.A. Sellers Corporate Controller (Principal Accounting Officer)