Form 10-Q
period 2023-06-30
Edwards Lifesciences Corp
filed 2023-07-28
CIK 1099800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The number of shares outstanding of the registrant's common stock, $1.00 par value, as of July 25, 2023 was 607,916,300.

EDWARDS LIFESCIENCES CORPORATION
FORM 10-Q
For the quarterly period ended June 30, 2023

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements contained in this report to be covered by the safe harbor provisions of such Acts. Statements other than statements of historical or current fact in this report or referred to or incorporated by reference into this report are "forward-looking statements" for purposes of these sections. These statements include, among other things, the expected impact of COVID-19 on our business, the expected impact of macroeconomic conditions on our business, any predictions, opinions, expectations, plans, strategies, objectives and any statements of assumptions underlying any of the foregoing relating to our current and future business and operations, including, but not limited to, financial matters, development activities, clinical trials and regulatory matters, manufacturing and supply operations, and product sales and demand. These statements can sometimes be identified by the use of the forward-looking words such as "may," "believe," "will," "expect," "project," "estimate," "should," "anticipate," "plan," "goal," "continue," "seek," "pro forma," "forecast," "intend," "guidance," "optimistic," "aspire," "confident," other forms of these words or similar words or expressions or the negative thereof. Statements regarding past performance, efforts, or results about which inferences or assumptions may be made can also be forward-looking statements and are not indicative of future performance or results; these statements can be identified by the use of words such as "preliminary," "initial," diligence," "industry-leading," "compliant," "indications," or "early feedback" or other forms of these words or similar words or expressions or the negative thereof. These forward-looking statements are subject to substantial risks and uncertainties that could cause our results or future business, financial condition, results of operations or performance to differ materially from our historical results or experiences or those expressed or implied in any forward-looking statements contained in this report. These risks and uncertainties include, but are not limited to: our success in developing new products and avoiding manufacturing and quality issues; clinical trial or commercial results or new product approvals and therapy adoption; the impact of public health crises, including the COVID-19 pandemic; the impact of domestic and global conditions; competitive dynamics in the markets in which we operate; our reliance on vendors, suppliers, and other third parties; damage, failure or interruption of our information technology systems; consolidation in the healthcare industry; our ability to protect our intellectual property; our compliance with applicable regulations; our exposure to product liability claims; use of our products in unapproved circumstances; changes to reimbursement for our products; the impact of currency exchange rates; unanticipated actions by the United States Food and Drug Administration and other regulatory agencies; changes to tax laws; unexpected impacts or expenses of litigation or internal or government investigations; and other risks detailed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2022, as such risks and uncertainties may be amended, supplemented or superseded from time to time by our subsequent reports on Forms 10-Q and 8-K we file with the United States Securities and Exchange Commission. These forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections.

Unless otherwise indicated or otherwise required by the context, the terms "we," "our," "it," "its," "Company," "Edwards," and "Edwards Lifesciences" refer to Edwards Lifesciences Corporation and its subsidiaries.

Part I. Financial Information
Item 1.    Financial Statements
EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions, except par value; unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$1,042.6	$769.0
Short-term investments (Note 4)	466.7	446.3
Accounts receivable, net of allowances of $8.1 and $7.9, respectively	754.4	643.0
Other receivables	62.5	56.1
Inventories (Note 2)	980.2	875.5
Prepaid expenses	123.2	110.0
Other current assets	217.4	195.9
Total current assets	3,647.0	3,095.8
Long-term investments (Note 4)	856.2	1,239.0
Property, plant, and equipment, net	1,662.2	1,632.8
Operating lease right-of-use assets	84.9	92.3
Goodwill	1,299.5	1,164.3
Other intangible assets, net (Note 6)	431.4	285.2
Deferred income taxes	610.7	484.0
Other assets (Note 5)	412.1	299.1
Total assets	$9,004.0	$8,292.5
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$193.0	$201.9
Accrued and other liabilities (Note 2)	939.9	795.0
Operating lease liabilities	24.3	25.5
Total current liabilities	1,157.2	1,022.4
Long-term debt	596.7	596.3
Contingent consideration liabilities (Note 7)	—	26.2
Taxes payable	81.2	143.4
Operating lease liabilities	63.5	69.5
Uncertain tax positions	303.7	267.5
Litigation settlement accrual (Note 2)	112.5	143.0
Other liabilities	242.7	217.5
Total liabilities	2,557.5	2,485.8
Commitments and contingencies (Note 11)
Stockholders' equity
Preferred stock, $0.01 par value, authorized 50.0 shares, no shares outstanding	—	—
Common stock, $1.00 par value, 1,050.0 shares authorized, 649.1 and 646.3 shares issued, and 607.9 and 608.3 shares outstanding, respectively	649.1	646.3
Additional paid-in capital	2,145.5	1,969.3
Retained earnings	8,237.6	7,590.0
Accumulated other comprehensive loss (Note 12)	(255.5)	(254.9)
Treasury stock, at cost, 41.2 and 38.0 shares, respectively	(4,401.0)	(4,144.0)
Total Edwards Lifesciences Corporation stockholders' equity	6,375.7	5,806.7
Noncontrolling interest (Note 6)	70.8	—
Total stockholders' equity	6,446.5	5,806.7
Total liabilities and equity	$9,004.0	$8,292.5
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in millions, except per share information; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	$1,530.2	$1,373.9	$2,989.8	$2,715.1
Cost of sales	343.0	269.4	672.5	568.7
Gross profit	1,187.2	1,104.5	2,317.3	2,146.4
Selling, general, and administrative expenses	468.7	409.0	905.0	779.3
Research and development expenses	270.3	250.8	531.5	479.4
Intellectual property agreement and litigation expense (Note 3)	147.9	6.1	191.4	13.2
Change in fair value of contingent consideration liabilities (Note 7)	(26.9)	(20.9)	(26.2)	(23.8)
Operating income, net	327.2	459.5	715.6	898.3
Interest income, net	(9.1)	(0.9)	(17.7)	(1.5)
Other income, net	(2.2)	(4.3)	(3.8)	(1.0)
Income before provision for income taxes	338.5	464.7	737.1	900.8
Provision for income taxes	33.0	58.3	91.1	120.8
Net income	305.5	406.4	646.0	780.0
Net loss attributable to noncontrolling interest (Note 6)	(1.6)	—	(1.6)	—
Net income attributable to Edwards Lifesciences Corporation	$307.1	$406.4	$647.6	$780.0

Share information (Note 13)
Earnings per share:
Basic	$0.51	$0.65	$1.07	$1.26
Diluted	$0.50	$0.65	$1.06	$1.24
Weighted-average number of common shares outstanding:
Basic	606.9	620.9	607.2	621.5
Diluted	610.3	626.7	610.6	628.1
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$305.5	$406.4	$646.0	$780.0
Other comprehensive loss, net of tax (Note 12):
Foreign currency translation adjustments	(11.5)	(43.2)	(7.7)	(53.2)
Unrealized gain (loss) on hedges	5.3	31.3	(11.9)	44.7
Unrealized pension credits (costs)	0.2	(0.1)	0.1	(0.1)
Unrealized gain (loss) on available-for-sale investments	2.1	(30.9)	11.1	(68.0)
Reclassification of realized investment losses to earnings	3.8	5.1	7.8	9.9
Other comprehensive loss	(0.1)	(37.8)	(0.6)	(66.7)
Comprehensive income	305.4	368.6	645.4	713.3
Comprehensive loss attributable to noncontrolling interest	(1.6)	—	(1.6)	—
Comprehensive income attributable to Edwards Lifesciences Corporation	$307.0	$368.6	$647.0	$713.3
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income	$646.0	$780.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71.3	68.8
Non-cash operating lease cost	13.7	13.9
Stock-based compensation (Note 9)	76.3	68.6
Change in fair value of contingent consideration liabilities (Note 7)	(26.2)	(23.8)
Loss (gain) on investments, net	(3.5)	38.2
Deferred income taxes	(134.7)	(102.4)
Other	2.8	4.2
Changes in operating assets and liabilities:
Accounts and other receivables, net	(124.3)	(77.7)
Inventories	(113.7)	(85.8)
Accounts payable and accrued liabilities	76.2	(81.7)
Income taxes	31.0	49.7
Prepaid expenses and other current assets	(43.4)	25.7
Intellectual property agreement accrual	(14.5)	(19.7)
Long-term prepaid royalties (Note 3)	(114.0)	—
Other	4.7	(32.5)
Net cash provided by operating activities	347.7	625.5
Cash flows from investing activities
Capital expenditures	(109.4)	(115.8)
Purchases of held-to-maturity investments (Note 4)	(15.5)	(180.7)
Proceeds from held-to-maturity investments (Note 4)	83.5	277.5
Purchases of available-for-sale investments (Note 4)	(6.8)	(114.3)
Proceeds from available-for-sale investments (Note 4)	314.5	584.1
Business combination, net of cash (Note 6)	(141.2)	—
Payment for acquisition options (Note 5)	(15.0)	(55.5)
Issuances of notes receivable	(22.5)	(45.5)
Collections of notes receivable	—	18.0
Other	(16.9)	(8.7)
Net cash provided by investing activities	70.7	359.1
Cash flows from financing activities
Purchases of treasury stock	(256.8)	(760.7)
Proceeds from stock plans	102.7	86.5
Other	(0.4)	(2.0)
Net cash used in financing activities	(154.5)	(676.2)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	11.0	27.1
Net increase in cash, cash equivalents, and restricted cash	274.9	335.5
Cash, cash equivalents, and restricted cash at beginning of period	772.6	867.4
Cash, cash equivalents, and restricted cash at end of period	$1,047.5	$1,202.9
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions; unaudited)

	Common Stock		Treasury Stock
	Shares	Par Value	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Edwards Lifesciences Corporation Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
Balance at December 31, 2022	646.3	$646.3	38.0	$(4,144.0)	$1,969.3	$7,590.0	$(254.9)	$5,806.7	$—	$5,806.7
Net income						340.5		340.5	—	340.5
Other comprehensive loss, net of tax							(0.5)	(0.5)		(0.5)
Common stock issued under stock plans	0.8	0.8			41.1			41.9		41.9
Stock-based compensation expense					38.9			38.9		38.9
Purchases of treasury stock			3.1	(249.5)				(249.5)		(249.5)
Changes to noncontrolling interest								—	84.0	84.0
Balance at March 31, 2023	647.1	647.1	41.1	(4,393.5)	2,049.3	7,930.5	(255.4)	5,978.0	84.0	6,062.0
Net income						307.1		307.1	(1.6)	305.5
Other comprehensive loss, net of tax							(0.1)	(0.1)		(0.1)
Common stock issued under equity plans	2.0	2.0			58.8			60.8		60.8
Stock-based compensation expense					37.4			37.4		37.4
Purchases of treasury stock			0.1	(7.5)				(7.5)		(7.5)
Changes to noncontrolling interest								—	(11.6)	(11.6)
Balance at June 30, 2023	649.1	$649.1	41.2	$(4,401.0)	$2,145.5	$8,237.6	$(255.5)	$6,375.7	$70.8	$6,446.5
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions; unaudited)

	Common Stock		Treasury Stock
	Shares	Par Value	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2021	642.0	$642.0	17.9	$(2,416.9)	$1,700.4	$6,068.1	$(157.7)	$5,835.9
Net income						373.6		373.6
Other comprehensive loss, net of tax							(28.9)	(28.9)
Common stock issued under stock plans	0.9	0.9			36.6			37.5
Stock-based compensation expense					32.4			32.4
Purchases of treasury stock			3.6	(405.6)				(405.6)
Balance at March 31, 2022	642.9	642.9	21.5	(2,822.5)	1,769.4	6,441.7	(186.6)	5,844.9
Net income						406.4		406.4
Other comprehensive income, net of tax							(37.8)	(37.8)
Common stock issued under equity plans	2.1	2.1			46.9			49.0
Stock-based compensation expense					36.2			36.2
Purchases of treasury stock			3.7	(355.1)				(355.1)
Balance at June 30, 2022	645.0	$645.0	25.2	$(3,177.6)	$1,852.5	$6,848.1	$(224.4)	$5,943.6
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

The consolidated condensed financial statements include the accounts of all wholly-owned subsidiaries and variable interest entities for which the Company is the primary beneficiary. The Company attributes the net income or losses of its consolidated variable interest entities to controlling and noncontrolling interests using the hypothetical liquidation at book value method. All intercompany accounts and transactions have been eliminated in consolidation.

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

New Accounting Standards Not Yet Adopted

In March 2023, the Financial Accounting Standards Board ("FASB") issued an amendment to the accounting guidance on investments in tax credit structures to allow entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. The guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial results.

2.     OTHER CONSOLIDATED FINANCIAL STATEMENT DETAILS

Composition of Certain Financial Statement Captions
(in millions)

Components of selected captions in the consolidated condensed balance sheets consisted of the following:

	June 30, 2023	December 31, 2022
Inventories
Raw materials	$181.2	$156.4
Work in process	223.0	177.4
Finished products	576.0	541.7
	$980.2	$875.5

At June 30, 2023 and December 31, 2022, $149.7 million and $128.6 million, respectively, of the Company's finished products inventories were held on consignment.

	June 30, 2023	December 31, 2022
Accrued and other liabilities
Employee compensation and withholdings	$312.7	$268.7
Taxes payable	106.6	50.6
Property, payroll, and other taxes	56.1	45.6
Research and development accruals	70.7	66.9
Accrued rebates	130.1	116.1
Fair value of derivatives	17.8	20.7
Accrued marketing expenses	16.9	17.0
Legal and insurance	30.4	28.1
Litigation settlement (a)	69.2	53.3
Accrued relocation costs	23.3	25.2
Accrued professional services	10.2	6.6
Accrued realignment reserves	14.4	15.6
Other accrued liabilities	81.5	80.6
	$939.9	$795.0
_______________________________________
(a)     As of June 30, 2023, $69.2 million was accrued in "Accrued and Other Liabilities" and $112.5 million was accrued in "Litigation Settlement Accrual" on the consolidated condensed balance sheet related to a settlement agreement with Abbott Laboratories and its direct and indirect subsidiaries.

Supplemental Cash Flow Information
(in millions)

	Six Months Ended June 30,
	2023	2022
Cash paid during the year for:
Income taxes	$193.5	$173.0
Amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14.3	$14.5
Non-cash investing and financing transactions:
Right-of-use assets obtained in exchange for new lease liabilities	$6.0	$10.6
Capital expenditures accruals	$26.9	$24.6

Cash, Cash Equivalents, and Restricted Cash
(in millions)

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$1,042.6	$769.0
Restricted cash included in other current assets	1.4	0.5
Restricted cash included in other assets	3.5	3.1
Total cash, cash equivalents, and restricted cash	$1,047.5	$772.6

Amounts included in restricted cash primarily represent funds placed in escrow related to litigation.

3.    INTELLECTUAL PROPERTY AGREEMENT AND LITIGATION EXPENSE

On April 12, 2023, Edwards entered into an Intellectual Property Agreement (the "Intellectual Property Agreement") with Medtronic, Inc. ("Medtronic") pursuant to which the parties agreed to a 15-year global covenant not to sue ("CNS") for infringement of certain patents in the structural heart space owned or controlled by each other. In consideration for the global CNS and related mutual access to certain intellectual property rights, Edwards paid to Medtronic a one-time, lump sum payment of $300.0 million and will pay annual royalty payments that are tied to net sales of certain Edwards products. Based upon the terms of the Intellectual Property Agreement, the Company identified the relevant elements for accounting purposes and allocated the $300.0 million upfront payment based on their respective fair values. The Company recorded a $37.0 million pre-tax charge in "Intellectual Property Agreement and Litigation Expense" in March 2023 related primarily to prior commercial sales incurred through March 31, 2023. The Company recorded a prepaid royalty asset of $124.0 million in April 2023 related to future commercial sales, which will be amortized to expense during the term of the Intellectual Property Agreement. Separately, the Company recorded a $139.0 million pre-tax charge in "Intellectual Property Agreement and Litigation Expense" in April 2023 related to products currently in development.

4.     INVESTMENTS

Debt Securities

Investments in debt securities at the end of each period were as follows (in millions):

	June 30, 2023				December 31, 2022
Held-to-maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Bank time deposits	$28.1	$—	$—	$28.1	$96.0	$—	$—	$96.0

Available-for-sale
U.S. government and agency securities	103.4	—	(5.0)	98.4	137.7	—	(6.1)	131.6
Asset-backed securities	262.5	—	(10.0)	252.5	380.6	—	(14.0)	366.6
Corporate debt securities	864.9	—	(34.0)	830.9	1,028.1	—	(47.8)	980.3
Municipal securities	2.8	—	(0.2)	2.6	2.7	—	(0.2)	2.5
Total	$1,233.6	$—	$(49.2)	$1,184.4	$1,549.1	$—	$(68.1)	$1,481.0
The cost and fair value of investments in debt securities, by contractual maturity, as of June 30, 2023, were as follows:

	Held-to-Maturity		Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Due in 1 year or less	$26.3	$26.3	$450.9	$440.4
Due after 1 year through 5 years	1.8	1.8	472.0	446.7
Due after 5 years through 10 years	—	—	4.6	4.4
Instruments not due at a single maturity date (a)	—	—	306.1	292.9
	$28.1	$28.1	$1,233.6	$1,184.4
_______________________________________
(a)     Consists of mortgage- and asset-backed securities.
Actual maturities may differ from the contractual maturities due to call or prepayment rights.
The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of June 30, 2023 and December 31, 2022, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	June 30, 2023
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$10.9	$(0.1)	$86.2	$(4.9)	$97.1	$(5.0)
Asset-backed securities	50.9	(0.8)	199.9	(9.2)	250.8	(10.0)
Corporate debt securities	23.3	(0.1)	793.3	(33.9)	816.6	(34.0)
Municipal securities	—	—	2.6	(0.2)	2.6	(0.2)
	$85.1	$(1.0)	$1,082.0	$(48.2)	$1,167.1	$(49.2)

	December 31, 2022
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$61.6	$(1.5)	$69.5	$(4.6)	$131.1	$(6.1)
Asset-backed securities	103.3	(1.3)	254.6	(12.7)	357.9	(14.0)
Corporate debt securities	189.0	(5.3)	784.8	(42.5)	973.8	(47.8)
Municipal securities	—	—	2.5	(0.2)	2.5	(0.2)
	$353.9	$(8.1)	$1,111.4	$(60.0)	$1,465.3	$(68.1)

The Company reviews its investments in debt securities to determine if there has been an other-than-temporary decline in fair value. Consideration is given to 1) the financial condition and near-term prospects of the issuer, including the credit quality of the security's issuer, 2) the Company's intent to sell the security, and 3) whether it is more likely than not the Company will have to sell the security before recovery of its amortized cost. The decline in fair value of the debt securities was largely due to changes in interest rates, not credit quality, and as of June 30, 2023, the Company did not intend to sell the securities, and it was not more likely than not that it will be required to sell the securities before recovery of the unrealized losses, and, therefore, the unrealized losses are considered temporary.

Investments in Unconsolidated Entities

The Company has a number of equity investments in unconsolidated entities. These investments are recorded in "Long-term Investments" on the consolidated condensed balance sheets, and are as follows:

	June 30, 2023	December 31, 2022
	(in millions)
Equity method investments
Carrying value of equity method investments	$23.5	$21.4
Equity securities
Carrying value of non-marketable equity securities	86.9	86.9
Total investments in unconsolidated entities	$110.4	$108.3

During the six months ended June 30, 2023, the Company made $1.7 million of equity investments in limited liability companies that invest in qualified community development entities ("CDEs") through the New Markets Tax Credit ("NMTC") program. The NMTC program provides federal tax incentives to investors to make investments in distressed communities and promotes economic improvements through the development of successful businesses in these communities. The NMTC is equal to 39% of the qualified investment and is taken over seven years. These limited liability companies are variable interest entities ("VIEs"). The Company determined that it is not the primary beneficiary of the VIEs because it does not have the power to direct the activities that most significantly impact the economic performance of the VIEs and, therefore, the Company does not consolidate these entities. Instead, the NMTC investments are accounted for as equity method investments.

Non-marketable equity securities consist of investments in privately held companies without readily determinable fair values, and are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. As of June 30, 2023, the Company had recorded cumulative upward adjustments of $8.8 million based on observable price changes, and cumulative downward adjustments of $3.1 million due to impairments and observable price changes.

During the three and six months ended June 30, 2023, the gross realized gains or losses from sales of available-for-sale investments were not material.

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

Consolidated VIEs

In February 2023, the Company acquired a majority equity interest in a medical technology company pursuant to a preferred stock purchase agreement, and amended and restated a previous option agreement to acquire the remaining equity interest. Edwards concluded that it is the primary beneficiary and consolidated the VIE. See Note 6 for additional information.

Unconsolidated VIEs

Edwards has relationships with various VIEs that it does not consolidate as Edwards lacks the power to direct the activities that significantly impact the economic success of these entities.

In March 2023, the Company agreed to pay a medical device company up to $45.0 million as consideration for an option to acquire the medical device company, of which $15.0 million has been paid as of June 30, 2023. Also, in March 2023, Edwards advanced $5.0 million to the medical device company under a convertible promissory note. The option and the note are included in "Other Assets" on the consolidated condensed balance sheet.
In January 2023, the Company loaned a privately-held medical device company (the "Investee") $10.0 million under a $45.0 million secured promissory note agreement. In April 2023, the Investee drew an additional $7.5 million under the promissory note. Previously, in 2021, the Company invested $39.3 million, included in "Long-term Investments," in the Investee's preferred equity securities and paid $13.1 million, included in "Other Assets," for an option to acquire the Investee. Per the agreement, the Company may be required to invest up to an additional $6.5 million in the Investee's preferred equity securities and up to an additional $14.4 million for the option to acquire the Investee.

In August 2022, the Company entered into an option agreement with a medical device company. Under the option agreement, Edwards paid $47.1 million for an option to acquire the medical device company. The $47.1 million option is included in "Other Assets" on the consolidated condensed balance sheet.

In June 2022, the Company entered into a convertible promissory note and amended its existing warrant agreement with a medical device company. Under the convertible promissory note agreement, the Company agreed to loan the medical device company up to $47.5 million, of which $32.5 million has been advanced as of June 30, 2023. In addition, in 2019 the Company paid $35.0 million for an option to acquire the medical device company. The $35.0 million option and the $32.5 million note receivable are included in "Other Assets" on the consolidated condensed balance sheet.

In May 2022, the Company entered into an option agreement with a medical technology company. Under the option agreement, Edwards paid $60.0 million for an option to acquire the medical technology company, of which $10.0 million was paid in 2021. The $60.0 million option is included in "Other Assets" on the consolidated condensed balance sheet.

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

Assets	$8.1
Goodwill	133.2
In-process research and development	136.6
Liabilities assumed	(1.7)
Deferred tax liabilities	(28.0)
Fair value of net assets acquired	248.2
Less: Noncontrolling interest (a)	(72.4)
Total purchase price	175.8
Less: cash acquired	(6.8)
Total purchase price, net of cash acquired (b)	$169.0
_______________________________________
(a) Includes the fair value of the noncontrolling interest of $94.4 million, offset by the purchase consideration allocated to the option of $22.0 million, which was ascribed to the noncontrolling interest.
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

The consolidated condensed financial statements include financial instruments for which the fair market value of such instruments may differ from amounts reflected on a historical cost basis. Financial instruments of the Company consist of cash deposits, accounts and other receivables, investments, accounts payable, certain accrued liabilities, and borrowings under a revolving credit agreement. The carrying value of these financial instruments generally approximates fair value due to their short-term nature. Financial instruments also include notes payable. As of June 30, 2023, the fair value of the notes payable, based on Level 2 inputs, was $580.5 million.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company's financial instruments which are measured at fair value on a recurring basis (in millions):

June 30, 2023	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$635.0	$—	$—	$635.0
Available-for-sale investments:
Corporate debt securities	—	830.9	—	830.9
Asset-backed securities	—	252.5	—	252.5
United States government and agency securities	—	98.4	—	98.4
Municipal securities	—	2.6	—	2.6
Investments held for deferred compensation plans	125.3	—	—	125.3
Derivatives	—	63.9	—	63.9
	$760.3	$1,248.3	$—	$2,008.6
Liabilities
Derivatives	$—	$17.8	$—	$17.8
Other liability	—	—	14.0	14.0
	$—	$17.8	$14.0	$31.8
December 31, 2022
Assets
Cash equivalents	$280.4	$—	$—	$280.4
Available-for-sale investments:
Corporate debt securities	—	980.3	—	980.3
Asset-backed securities	—	366.6	—	366.6
United States government and agency securities	37.1	94.5	—	131.6
Municipal securities	—	2.5	—	2.5
Investments held for deferred compensation plans	112.1	—	—	112.1
Derivatives	—	65.5	—	65.5
	$429.6	$1,509.4	$—	$1,939.0
Liabilities
Derivatives	$—	$27.2	$—	$27.2
Contingent consideration liabilities	—	—	26.2	26.2
Other liability	—	—	14.0	14.0
	$—	$27.2	$40.2	$67.4

Cash Equivalents and Available-for-sale Investments

Cash equivalents included money market funds for the periods presented above. The Company estimates the fair values of its money market funds based on quoted prices in active markets for identical assets. The Company estimates the fair values of its corporate debt securities, asset-backed securities, United States and foreign government and agency securities, and municipal securities by taking into consideration valuations obtained from third-party pricing services. The pricing services use industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades and broker-dealer quotes on the same or similar securities, benchmark yields, credit spreads, prepayment and default projections based on historical data, and other observable inputs. The Company independently reviews and validates the pricing received from the third-party pricing service by comparing the prices to prices reported by a secondary pricing source. The Company’s validation procedures have not resulted in an adjustment to the pricing received from the pricing service.

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

Contingent Consideration Liabilities

Certain of the Company's acquisitions involve contingent consideration arrangements. Payment of additional consideration is contingent upon the acquired company reaching certain performance milestones, such as attaining specified sales levels or obtaining regulatory approvals. These contingent consideration liabilities are measured at estimated fair value using either a probability weighted discounted cash flow analysis or a Monte Carlo simulation model, both of which consider significant unobservable inputs. As of June 30, 2023 the probability of milestone achievement was determined to be 0% and, accordingly, the contingent consideration liability was reduced to zero.

The following tables summarize the changes in fair value of the contingent consideration and the other liability (in millions):

	Contingent Consideration	Other liability	Total
Balance at December 31, 2022	$26.2	$14.0	$40.2
Changes in fair value	(26.2)	—	(26.2)
Balance at June 30, 2023	$—	$14.0	$14.0

	Contingent Consideration	Other liability	Total
Balance at December 31, 2021	$62.0	$14.0	$76.0
Changes in fair value	(23.8)	—	(23.8)
Balance at June 30, 2022	$38.2	$14.0	$52.2

8.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses derivative financial instruments to manage its currency exchange rate risk and its interest rate risk as summarized below. Notional amounts are stated in United States dollar equivalents at spot exchange rates at the respective dates. The Company does not enter into these arrangements for trading or speculation purposes.

	Notional Amount
	June 30, 2023	December 31, 2022
	(in millions)
Foreign currency forward exchange contracts	$1,763.7	$1,678.4
Cross currency swap contracts	300.0	300.0

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

The following table presents the location and fair value amounts of derivative instruments reported in the consolidated condensed balance sheets (in millions):

		Fair Value
Derivatives designated as hedging instruments	Balance Sheet Location	June 30, 2023	December 31, 2022
Assets
Foreign currency contracts	Other current assets	$32.2	$24.9
Cross currency swap contracts	Other assets	$31.7	$40.6
Liabilities
Foreign currency contracts	Accrued and other liabilities	$17.8	$20.7
Foreign currency contracts	Other liabilities	$—	$6.5

The following table presents the effect of master-netting agreements and rights of offset on the consolidated condensed balance sheets (in millions):

				Gross Amounts Not Offset in the Consolidated Balance Sheet
		Gross Amounts Offset in the Consolidated Balance Sheet
			Net Amounts Presented in the Consolidated Balance Sheet
June 30, 2023	Gross Amounts			Financial Instruments	Cash Collateral Received	Net Amount
Derivative assets
Foreign currency contracts	$32.2	$—	$32.2	$(8.6)	$—	$23.6
Cross currency swap contracts	$31.7	$—	$31.7	$—	$—	$31.7
Derivative liabilities
Foreign currency contracts	$17.8	$—	$17.8	$(8.6)	$—	$9.2
December 31, 2022
Derivative assets
Foreign currency contracts	$24.9	$—	$24.9	$(12.0)	$—	$12.9
Cross currency swap contracts	$40.6	$—	$40.6	$—	$—	$40.6
Derivative liabilities
Foreign currency contracts	$27.2	$—	$27.2	$(12.0)	$—	$15.2
The following tables present the effect of derivative and non-derivative hedging instruments on the consolidated condensed statements of operations and consolidated condensed statements of comprehensive income (in millions):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended June 30,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Three Months Ended June 30,

	2023	2022		2023	2022
Cash flow hedges
Foreign currency contracts	$23.2	$57.9	Cost of sales	$13.9	$16.3

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Six Months Ended June 30,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Six Months Ended June 30,

	2023	2022		2023	2022
Cash flow hedges
Foreign currency contracts	$26.9	$82.6	Cost of sales	$43.7	$23.6

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Amount of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Three Months Ended June 30,		Location of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)	Three Months Ended June 30,

	2023	2022		2023	2022
Net investment hedges
Cross currency swap contracts	$(6.5)	$19.4	Interest income, net	$1.8	$2.0

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Amount of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Six Months Ended June 30,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Six Months Ended June 30,

	2023	2022		2023	2022
Net investment hedges
Cross currency swap contracts	$(9.0)	$23.3	Interest income, net	$3.5	$3.6

The cross currency swap contracts have an expiration date of June 15, 2028. At maturity of the cross currency swap contracts, the Company will deliver the notional amount of €257.2 million and will receive $300.0 million from the counterparties. The Company will receive semi-annual interest payments from the counterparties based on a fixed interest rate until maturity of the agreements.

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended June 30,
	Location of Gain or (Loss) Recognized in Income on Derivative
		2023	2022
Fair value hedges
Foreign currency contracts	Other income, net	$11.3	$—

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Six Months Ended June 30,
	Location of Gain or (Loss) Recognized in Income on Derivative
		2023	2022
Fair value hedges
Foreign currency contracts	Other income, net	$11.3	$—

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended June 30,
	Location of Gain or (Loss) Recognized in Income on Derivative
		2023	2022
Derivatives not designated as hedging instruments
Foreign currency contracts	Other income, net	$9.9	$26.6

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Six Months Ended June 30,
	Location of Gain or (Loss) Recognized in Income on Derivative
		2023	2022
Derivatives not designated as hedging instruments
Foreign currency contracts	Other income, net	$4.5	$42.1
The following tables present the effect of fair value and cash flow hedge accounting on the consolidated condensed statements of operations (in millions):

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	Cost of sales	Other income, net	Cost of sales	Other income, net

Total amounts of income and expense line items presented in the consolidated condensed statements of operations in which the effects of fair value or cash flow hedges are recorded	$(343.0)	$2.2	$(672.5)	$3.8
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships:
Foreign currency contracts:
Hedged items	$—	$(10.1)	$—	$(8.9)
Derivatives designated as hedging instruments	$—	$10.1	$—	$8.9
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach	$—	$1.2	$—	$2.4
Gain (loss) on cash flow hedging relationships:
Foreign currency contracts:
Amount of gain (loss) reclassified from accumulated OCI into income	$13.9	$—	$43.7	$—

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
	Cost of sales	Cost of sales

Total amounts of income and expense line items presented in the consolidated condensed statements of operations in which the effects of fair value or cash flow hedges are recorded	$(269.4)	$(568.7)
The effects of fair value and cash flow hedging:
Gain (loss) on cash flow hedging relationships:
Foreign currency contracts:
Amount of gain (loss) reclassified from accumulated OCI into income	$16.3	$23.6

The Company expects that during the next twelve months it will reclassify to earnings a $9.0 million gain currently recorded in "Accumulated Other Comprehensive Loss."

9.    STOCK-BASED COMPENSATION

Stock-based compensation expense related to awards issued under the Company's incentive compensation plans for the three and six months ended June 30, 2023 and 2022 was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of sales	$6.2	$6.9	$13.2	$13.1
Selling, general, and administrative expenses	22.5	21.1	44.8	39.8
Research and development expenses	8.7	8.2	18.3	15.7
Total stock-based compensation expense	37.4	36.2	76.3	68.6
Income tax benefit	(6.8)	(5.9)	(11.5)	(10.3)
Total stock-based compensation expense, net of tax	$30.6	$30.3	$64.8	$58.3

At June 30, 2023, the total remaining compensation cost related to nonvested stock options, restricted stock units, market-based restricted stock units, and employee stock purchase plan ("ESPP") subscription awards amounted to $275.0 million, which will be amortized on a straight-line basis over each award's requisite service period. The weighted-average remaining requisite service period is 34 months.

During the six months ended June 30, 2023, the Company granted 1.9 million stock options at a weighted-average exercise price per share of $88.72, and 0.8 million restricted stock units at a weighted-average grant-date fair value per share of $88.06. During the six months ended June 30, 2023, the Company also granted 0.1 million market-based restricted stock units at a weighted-average grant-date fair value per share of $110.10. The market-based restricted stock units granted during the six months ended June 30, 2023 vest based on a combination of certain service and market conditions. The actual number of shares issued will be determined based on the Company's total shareholder return relative to a selected industry peer group over a three-year performance period and may range from 0% to 175% of the target number of shares granted.

Fair Value Disclosures

The fair value of market-based restricted stock units was determined using a Monte Carlo simulation model, which uses multiple input variables to determine the probability of satisfying the market condition requirements. The weighted-average assumptions used to determine the fair value of the market-based restricted stock units granted during the six months ended June 30, 2023 and 2022 included a risk-free interest rate of 3.6% and 2.8%, respectively, and an expected volatility rate of 32.6% and 33.8%, respectively.

The following table includes the weighted-average grant-date fair values of stock options granted during the periods indicated and the related weighted-average assumptions used in the Black-Scholes option pricing model:

Option Awards	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Risk-free interest rate	3.4%	3.0%	3.4%	3.0%
Expected dividend yield	None	None	None	None
Expected volatility	32.8%	31.4%	32.8%	31.4%
Expected term (years)	5.1	5.0	5.1	5.0
Fair value, per option	$31.03	$35.07	$31.01	$35.08
The following table includes the weighted-average grant-date fair values for ESPP subscriptions granted during the periods indicated and the related weighted-average assumptions used in the Black-Scholes option pricing model:

ESPP	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Risk-free interest rate	4.7%	1.1%	4.6%	0.3%
Expected dividend yield	None	None	None	None
Expected volatility	34.8%	31.5%	31.5%	32.1%
Expected term (years)	0.6	0.6	0.6	0.6
Fair value, per share	$22.02	$23.63	$19.03	$28.63

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

12.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables summarize the activity for each component of "Accumulated Other Comprehensive Loss" (in millions):

	Foreign Currency Translation Adjustments	Unrealized Gain on Hedges	Unrealized Loss on Available-for-sale Investments	Unrealized Pension Credits	Total Accumulated Other Comprehensive Loss
December 31, 2022	$(218.8)	$23.8	$(65.6)	$5.7	$(254.9)
Other comprehensive gain (loss) before reclassifications	4.9	6.7	9.0	(0.1)	20.5
Amounts reclassified from accumulated other comprehensive loss	(1.7)	(29.8)	4.0	—	(27.5)
Deferred income tax benefit	0.6	5.9	—	—	6.5
March 31, 2023	$(215.0)	$6.6	$(52.6)	$5.6	$(255.4)
Other comprehensive (loss) gain before reclassifications	(11.3)	33.5	2.1	0.2	24.5
Amounts reclassified from accumulated other comprehensive loss	(1.8)	(25.2)	3.8	—	(23.2)
Deferred income tax benefit (expense)	1.6	(3.0)	—	—	(1.4)
June 30, 2023	$(226.5)	$11.9	$(46.7)	$5.8	$(255.5)

	Foreign Currency Translation Adjustments	Unrealized Gain on Hedges	Unrealized Loss on Available-for-sale Investments	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
December 31, 2021	$(172.5)	$29.7	$(6.9)	$(8.0)	$(157.7)
Other comprehensive (loss) gain before reclassifications	(7.4)	24.7	(47.6)	—	(30.3)
Amounts reclassified from accumulated other comprehensive loss	(1.6)	(7.3)	4.8	—	(4.1)
Deferred income tax (expense) benefit	(1.0)	(4.0)	10.5	—	5.5
March 31, 2022	$(182.5)	$43.1	$(39.2)	$(8.0)	$(186.6)
Other comprehensive (loss) gain before reclassifications	(36.5)	57.9	(20.9)	(0.1)	0.4
Amounts reclassified from accumulated other comprehensive loss	(2.0)	(16.3)	5.1	—	(13.2)
Deferred income tax expense	(4.7)	(10.3)	(10.0)	—	(25.0)
June 30, 2022	$(225.7)	$74.4	$(65.0)	$(8.1)	$(224.4)

The following table provides information about amounts reclassified from "Accumulated Other Comprehensive Loss" (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
					Affected Line on Consolidated Condensed Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	2023	2022	2023	2022
Foreign currency translation adjustments	$1.8	$2.0	$3.5	$3.6	Other income, net
	(0.4)	(0.5)	(0.8)	(0.9)	Provision for income taxes
	$1.4	$1.5	$2.7	$2.7	Net of tax
Gain on hedges	$13.9	$16.3	$43.7	$23.6	Cost of sales
	11.3	—	11.3	—	Other income, net
	25.2	16.3	55.0	23.6	Total before tax
	(4.8)	(4.3)	(11.9)	(6.4)	Provision for income taxes
	$20.4	$12.0	$43.1	$17.2	Net of tax
Loss on available-for-sale investments	$(3.8)	$(5.1)	$(7.8)	$(9.9)	Interest income, net
	0.9	1.2	1.9	2.4	Provision for income taxes
	$(2.9)	$(3.9)	$(5.9)	$(7.5)	Net of tax

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

The table below presents the computation of basic and diluted earnings per share (in millions, except for per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic:
Net income attributable to Edwards Lifesciences Corporation	$307.1	$406.4	$647.6	$780.0
Weighted-average shares outstanding	606.9	620.9	607.2	621.5
Basic earnings per share	$0.51	$0.65	$1.07	$1.26
Diluted:
Net income attributable to Edwards Lifesciences Corporation	$307.1	$406.4	$647.6	$780.0
Weighted-average shares outstanding	606.9	620.9	607.2	621.5
Dilutive effect of stock plans	3.4	5.8	3.4	6.6
Dilutive weighted-average shares outstanding	610.3	626.7	610.6	628.1
Diluted earnings per share	$0.50	$0.65	$1.06	$1.24

Stock options, restricted stock units, and market-based restricted stock units to purchase an aggregate of 6.7 million and 3.6 million common shares for the three months ended June 30, 2023 and 2022, respectively, and 5.9 million and 2.6 million shares for the six months ended June 30, 2023 and 2022, respectively, were outstanding, but were not included in the computation of diluted earnings per share for such periods because the effect would have been anti-dilutive.

14.    INCOME TAXES

The Company's effective income tax rates were 9.7% and 12.5% for the three months ended June 30, 2023 and 2022, respectively, and 12.4% and 13.4% for the six months ended June 30, 2023 and 2022, respectively. The decrease in the effective rate between the six months ended June 30, 2023 and 2022 is primarily due to an increase in the benefit from the federal research and development credit and the Intellectual Property Agreement with Medtronic (see Note 3), partially offset by a reduced tax benefit from employee share-based compensation. In addition, the effective rates for the six months ended June 30, 2023 and 2022 were lower than the federal statutory rate of 21% primarily due to (1) foreign earnings taxed at lower rates, (2) Federal and California research and development credits, and (3) the tax benefit from employee share-based compensation. The effective rates include a tax benefit from employee share-based compensation of $9.3 million and $19.8 million for the three months ended June 30, 2023 and 2022, respectively, and $12.3 million and $33.2 million for the six months ended June 30, 2023 and 2022, respectively.

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

As of June 30, 2023 and December 31, 2022, the gross liability recorded for income taxes associated with uncertain tax positions was $520.0 million and $475.3 million, respectively. The Company estimates that these liabilities would be reduced by $205.1 million and $182.1 million, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, and timing adjustments. The net amounts of $314.9 million and $293.2 million, respectively, if not required, would favorably affect the Company's effective tax rate.

The Company executed an Advance Pricing Agreement ("APA") in 2018 between the United States and Switzerland governments for tax years 2009 through 2020 covering various, but not all, transfer pricing matters. The unagreed transfer pricing matters, namely Surgical Structural Heart and Transcatheter Aortic Valve Replacement (collectively “Surgical/TAVR”) intercompany royalty transactions, then reverted to IRS Examination for further consideration as part of the respective years' regular tax audits. In addition, the Company executed other bilateral APAs as follows: during 2017, an APA between the United States and Japan covering tax years 2015 through 2019; and during 2018, APAs between Singapore and Japan and between Switzerland and Japan covering tax years 2015 through 2019. The Company has filed to renew all of the APAs which cover transactions with Japan for the years 2020 and forward. An APA between Switzerland and Japan covering tax years 2020 through 2024 was executed in 2021. The execution of some or all of these APA renewals depends on many variables outside of the Company's control.

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

During 2021, the Company received a Notice of Proposed Adjustment (“NOPA”) from the IRS for the 2015-2017 tax years relating to transfer pricing involving Surgical/TAVR intercompany royalty transactions between the Company's United States and Switzerland subsidiaries. The NOPA proposed an increase to the Company's United States taxable income, which could result in additional tax expense for this period of approximately $220 million and reflects a significant departure from the transfer pricing methods the Company had previously agreed upon with the IRS for these types of transactions. The Company disagreed with the NOPA and submitted a formal protest on the matter during the fourth quarter of 2021. During the second quarter of 2022, the Company received the IRS's rebuttal to the Company's protest and was notified that the case had been transferred to the IRS Independent Office of Appeals ("Appeals"). The opening conference was held with Appeals during March 2023 and discussions with Appeals continued throughout the second quarter of 2023. While Appeals still maintains jurisdiction over the matter as of June 30, 2023, the Company and Appeals have now concluded that a satisfactory resolution of this matter at the administrative level is not possible.

The Company now plans to vigorously contest the proposed adjustments through the judicial process. Final resolution of this matter is not likely within the next 12 months. The Company believes the amounts previously accrued related to this uncertain tax position are appropriate based on prior experience and interpretation and application of relevant tax law and accounting standards to the Company's facts and, accordingly, has not accrued any additional amount based on the NOPA received or as a result of the Appeals proceedings to date. Nonetheless, the outcome of the judicial process cannot be predicted with certainty, and it is possible that the outcome of that process could have a material impact on the Company's consolidated financial statements. As noted below, similar material tax disputes may arise for the 2018-2023 tax years. While no payment of any amount related to the NOPA has yet been required, the Company made a partial deposit in November 2022 to prevent the further accrual of interest on that portion of any potential deficiency that may be ultimately sustained.

Surgical/TAVR intercompany royalty transactions covering tax years 2018-2023 that were not resolved under the APA program remain subject to IRS examination, and those transactions and related tax positions remain uncertain as of June 30, 2023. The Company has considered this information, as well as information regarding the NOPA, the rebuttal and Appeals discussions described above, in its evaluation of its uncertain tax positions. The impact of these unresolved transfer pricing matters, net of any correlative tax adjustments, may be significant to the Company’s consolidated financial statements. Based on the information currently available and numerous possible outcomes, the Company cannot reasonably estimate what, if any, changes in its existing uncertain tax positions may occur in the next 12 months and, therefore, has continued to record the uncertain tax positions as a long-term liability.

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

Certain items are maintained at the corporate level and are not allocated to the segments. The non-allocated items include corporate research and development expenses, manufacturing variances, corporate headquarters costs, net interest income, global marketing expenses, special gains and charges, stock-based compensation, foreign currency hedging activities, certain litigation costs, changes in the fair value of contingent consideration liabilities, and most of the Company's amortization expense. Although most of the Company's depreciation expense is included in segment operating income, due to the Company's methodology for cost build-up, it is impractical to determine the amount of depreciation expense included in each segment and, therefore, a portion is maintained at the corporate level. The Company neither discretely allocates assets to its operating segments, nor evaluates the operating segments using discrete asset information.

The table below presents information about Edwards Lifesciences' reportable segments (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Segment Net Sales
United States	$895.3	$800.8	$1,744.4	$1,550.3
Europe	336.0	309.8	671.4	609.9
Japan	109.7	145.1	214.0	286.0
Rest of World	182.2	145.9	347.8	288.2
Total segment net sales	$1,523.2	$1,401.6	$2,977.6	$2,734.4
Segment Operating Income
United States	$592.4	$549.5	$1,155.8	$1,061.0
Europe	177.7	164.5	359.4	331.1
Japan	63.4	95.9	126.8	195.4
Rest of World	80.1	54.6	150.6	114.3
Total segment operating income	$913.6	$864.5	$1,792.6	$1,701.8
The table below presents reconciliations of segment net sales to consolidated net sales and segment operating income to consolidated pre-tax income (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net Sales Reconciliation
Segment net sales	$1,523.2	$1,401.6	$2,977.6	$2,734.4
Foreign currency	7.0	(27.7)	12.2	(19.3)
Consolidated net sales	$1,530.2	$1,373.9	$2,989.8	$2,715.1
Pre-tax Income Reconciliation
Segment operating income	$913.6	$864.5	$1,792.6	$1,701.8
Unallocated amounts:
Corporate items	(492.4)	(450.4)	(961.3)	(869.8)
Intellectual property agreement and litigation expense	(147.9)	(6.1)	(191.4)	(13.2)
Change in fair value of contingent consideration liabilities	26.9	20.9	26.2	23.8
Foreign currency	27.0	30.6	49.5	55.7
Consolidated operating income	327.2	459.5	715.6	898.3
Non-operating income	11.3	5.2	21.5	2.5
Consolidated pre-tax income	$338.5	$464.7	$737.1	$900.8

Enterprise-wide Information
(in millions)

The following enterprise-wide information is based on actual foreign exchange rates used in the Company's consolidated condensed financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net Sales by Geographic Region
United States	$895.3	$800.8	$1,744.4	$1,550.3
Europe	336.2	302.8	667.3	613.9
Japan	117.9	122.9	232.0	258.4
Rest of World	180.8	147.4	346.1	292.5
	$1,530.2	$1,373.9	$2,989.8	$2,715.1
Net Sales by Major Product Group
Transcatheter Aortic Valve Replacement	$991.6	$906.9	$1,939.5	$1,788.2
Transcatheter Mitral and Tricuspid Therapies	47.6	27.9	89.2	54.9
Surgical Structural Heart	256.3	228.5	504.5	449.3
Critical Care	234.7	210.6	456.6	422.7
	$1,530.2	$1,373.9	$2,989.8	$2,715.1

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

We are the global leader in patient-focused medical innovations for structural heart disease and critical care monitoring. Driven by a passion to help patients, we partner with the world's leading clinicians and researchers and invest in research and development to transform care for those impacted by structural heart disease or who require hemodynamic monitoring during surgery or in intensive care. We conduct operations worldwide and are managed in the following geographical regions: United States, Europe, Japan, and Rest of World. Our products are categorized into the following groups: Transcatheter Aortic Valve Replacement ("TAVR"), Transcatheter Mitral and Tricuspid Therapies ("TMTT"), Surgical Structural Heart ("Surgical"), and Critical Care.

Financial Highlights and Market Update
COVID-19 and Macroeconomic Uncertainties

While conditions related to the COVID-19 pandemic have improved compared to 2022, we have continued to experience the impacts of the COVID-19 pandemic in 2023, particularly relating to lingering headwinds in Japan and disruptions related to staffing shortages in the United States and Europe. The COVID-19 pandemic adversely impacted, and may further adversely impact, aspects of our business and markets, including our workforce and the operations of our customers, suppliers, and business partners. Our priority has been to maintain access for patients to our life-saving technologies while providing continuous front-line support to our clinician partners, and protecting the well-being of our employees. Our manufacturing operations have continued to respond to impacts related to COVID-19, and we have been able to supply our technologies around the world. Across our organization, we are proactively managing inventory, assessing alternative logistics options, and closely monitoring the supply of components to address potential supply constraints.

In addition to the impacts described above, the global economy, including the financial and credit markets, continues to experience extreme volatility and disruptions, including inflationary conditions, rising interest rates, declines in consumer confidence, and uncertainty about economic growth and stability. The severity and duration of the impact of these conditions on our business cannot be predicted. See Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information.

Financial Highlights

Despite the challenges to our business due to COVID-19 and macroeconomic factors, our net sales for the first six months of 2023 were $3.0 billion, representing an increase of $274.7 million over the first six months of 2022, driven primarily by sales of our TAVR products.

Our gross profit increased in the six months ended June 30, 2023, driven by our sales growth. Gross profit as a percentage of sales decreased primarily due to the impact of foreign currency exchange rate fluctuations. The decrease in our diluted earnings per share in the six months ended June 30, 2023 was driven by an after-tax charge of $142.2 million related to an intellectual property agreement.
Healthcare Environment, Opportunities, and Challenges

The medical technology industry is highly competitive and continues to evolve. Our success is measured both by the development of innovative products and the value we bring to our stakeholders. We are committed to developing new technologies and providing innovative patient care, and we are committed to defending our intellectual property in support of those developments. In the first six months of 2023, we invested 17.8% of our net sales in research and development.

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

Results of Operations

Net Sales by Region
(dollars in millions)

	Three Months Ended June 30,				Six Months Ended June 30,
				Percent Change				Percent Change
	2023	2022	Change		2023	2022	Change
United States	$895.3	$800.8	$94.5	11.8%	$1,744.4	$1,550.3	$194.1	12.5%
Europe	336.2	302.8	33.4	11.0%	667.3	613.9	53.4	8.7%
Japan	117.9	122.9	(5.0)	(4.1)%	232.0	258.4	(26.4)	(10.2)%
Rest of World	180.8	147.4	33.4	22.8%	346.1	292.5	53.6	18.3%
Outside of the United States	634.9	573.1	61.8	10.8%	1,245.4	1,164.8	80.6	6.9%
Total net sales	$1,530.2	$1,373.9	$156.3	11.4%	$2,989.8	$2,715.1	$274.7	10.1%

Net sales outside of the United States include the impact of foreign currency exchange rate fluctuations. The impact of foreign currency exchange rate fluctuations on net sales is not necessarily indicative of the impact on net income due to the corresponding effect of foreign currency exchange rate fluctuations on international manufacturing and operating costs, and our hedging activities.

Net Sales by Product Group
(dollars in millions)

	Three Months Ended June 30,				Six Months Ended June 30,
				Percent Change				Percent Change
	2023	2022	Change		2023	2022	Change
Transcatheter Aortic Valve Replacement	$991.6	$906.9	$84.7	9.3%	$1,939.5	$1,788.2	$151.3	8.5%
Transcatheter Mitral and Tricuspid Therapies	47.6	27.9	19.7	71.4%	89.2	54.9	34.3	62.6%
Surgical Structural Heart	256.3	228.5	27.8	12.2%	504.5	449.3	55.2	12.3%
Critical Care	234.7	210.6	24.1	11.4%	456.6	422.7	33.9	8.0%
Total net sales	$1,530.2	$1,373.9	$156.3	11.4%	$2,989.8	$2,715.1	$274.7	10.1%

Transcatheter Aortic Valve Replacement Sales

$ (Millions)
2,400
2,000
1,600
1,200
800
400
0
$906.9
$991.6
$1,788.2
$1,939.5
Q2 '22
Q2 '23
YTD '22
YTD '23

Net sales of TAVR products increased for the three and six months ended June 30, 2023 driven by:

•higher sales of the Edwards SAPIEN platform in 2023, primarily the Edwards SAPIEN 3 Ultra valve in the United States;

partially offset by:

•foreign currency exchange rate fluctuations, which decreased net sales outside of the United States by $3.3 million for the three months ended June 30, 2023, primarily due to the weakening of the Japanese yen against the United States dollar, and $28.5 million for the six months ended June 30, 2023, primarily due the weakening of the Japanese yen and the Euro against the United States dollar.

During the first half of 2023, we continued to enroll our PROGRESS pivotal trial, studying moderate aortic stenosis patients. In March 2023, we launched the Edwards SAPIEN 3 Ultra RESILIA valve in Japan. In July 2023, we announced the restart of enrollment in our pivotal trial, ALLIANCE, designed to study our next generation TAVR technology, SAPIEN X4.

Transcatheter Mitral and Tricuspid Therapies Sales

100
80
60
40
20
0
$ (Millions)
$27.9
$47.6
$54.9
$89.2
Q2 '22
Q2 '23
YTD '22
YTD '23

Net sales of TMTT products increased for the three and six months ended June 30, 2023 primarily due to the continued adoption of our PASCAL system in Europe and its launch in the United States.

During the first six months of 2023, we continued to enroll the CLASP IIF pivotal trial with PASCAL for patients with functional mitral regurgitation. In mitral replacement, enrollment continued in the ENCIRCLE pivotal trial for SAPIEN M3. In tricuspid, we completed the enrollment of the full cohort of the TRISCEND II pivotal trial of the EVOQUE replacement system. In the United States, in December 2022, the Food and Drug Administration approved continued access allowing hospitals that were involved in the clinical trial to continue to have EVOQUE as a therapy option. In addition, enrollment continued in the CLASP IITR pivotal trial with the PASCAL repair system in patients with symptomatic, severe tricuspid regurgitation.

Surgical Structural Heart Sales

600
500
400
300
200
100
0
$ (Millions)
$228.5
$256.3
$449.3
$504.5
Q2 '22
Q2 '23
YTD '22
YTD '23

Net sales of Surgical products increased for the three and six months ended June 30, 2023 primarily due to increased sales of the INSPIRIS RESILIA aortic valve, primarily in the United States and Europe, and the MITRIS RESILIA valve, primarily in the United States. These increases were partially offset by the impact of foreign currency exchange rate fluctuations, which decreased net sales outside of the United States by $2.1 million for the three months ended June 30, 2023, primarily due to the weakening of the Japanese yen against the United States dollar, and $10.5 million for the six months ended June 30, 2023, primarily due to the weakening of the Japanese yen and the Euro against the United States dollar.
We are continuing to enroll patients in our MOMENTIS clinical study to demonstrate the durability of RESILIA tissue in the mitral position.

Critical Care Sales

$ (Millions)
500
400
300
200
100
0
$210.6
$234.7
$422.7
$456.6
Q2 '22
Q2 '23
YTD '22
YTD '23

Net sales of Critical Care products increased for the three and six months ended June 30, 2023 primarily due to:

•increased demand for our enhanced surgical recovery products and pressure monitoring products, primarily in the United States;

partially offset by:

•foreign currency exchange rate fluctuations, which decreased net sales outside of the United States by $2.5 million and $11.3 million for the three and six months ended June 30, 2023, respectively, primarily due to the weakening of the Japanese yen against the United States dollar.

Gross Profit

$ in millions
2,500
2,000
1,500
1,000
500
0
Percentage
100
90
80
$1,104.5
80.4%
$1,187.2
77.6%
$2,146.4
79.1%
$2,317.3
77.5%
Q2 '22
Q2 '23
YTD '22
YTD '23
Gross profit
Percentage of net sales

The decrease in gross profit as a percentage of net sales for the three and six months ended June 30, 2023 was driven by a 2.2 percentage point and 1.5 percentage point decrease, respectively, from the impact of foreign currency exchange rate fluctuations, primarily the strengthening of the United States dollar against the Euro.

Selling, General, and Administrative ("SG&A") Expenses

1,000
800
600
400
200
0
$ in millions
100
80
60
40
20
Percentage
$409.0
$468.7
$779.3
$905.0
29.8%
30.6%
28.7%
30.3%
Q2 '22
Q2 '23
YTD '22
YTD '23
SG&A
Percentage of net sales

SG&A expenses increased for the three and six months ended June 30, 2023 primarily due to higher field-based personnel-related costs, primarily TAVR and TMTT in the United States, and higher performance-based compensation. Foreign currency exchange rate fluctuations decreased expenses by $1.4 million and $9.9 million for the three and six months ended June 30, 2023, respectively, due to the strengthening of the United States dollar against multiple foreign currencies.

Research and Development ("R&D") Expenses

For the three and six months ended June 30, 2023 and 2022:
$ in millions
Percentage
600
400
200
0
100
80
60
40
20
0
$250.8
$270.3
$479.4
$531.5
18.3%
17.7%
17.7%
17.8%
Q2 '22
Q2 '23
YTD '22
YTD '23
R&D
Percentage of net sales

R&D expenses increased for the three and six months ended June 30, 2023 primarily due to continued investments in our transcatheter aortic valve innovations, including increased clinical trial activity.

Intellectual Property Agreement and Litigation Expense

We incurred intellectual property agreement and litigation expenses of $147.9 million and $6.1 million during the three months ended June 30, 2023 and 2022, respectively, and $191.4 million and $13.2 million during the six months ended June 30, 2023 and 2022, respectively. On April 12, 2023, we entered into an Intellectual Property Agreement (the "Intellectual Property Agreement") with Medtronic, Inc. ("Medtronic") and recorded a $37.0 million charge in March 2023 and a $139.0 million charge in April 2023. For more information, see Note 3 to the "Consolidated Condensed Financial Statements."
Change in Fair Value of Contingent Consideration Liabilities

The change in fair value of contingent consideration liabilities resulted in a gain of $26.9 million and $26.2 million for the three and six months ended June 30, 2023, respectively, and a gain of $20.9 million and $23.8 million for the three and six months ended June 30, 2022, respectively. The gains in 2023 and 2022 were each due to changes in projected probabilities and timing of milestone achievement and the projected timing of cash inflows. For further information, see Note 7 to the "Consolidated Condensed Financial Statements."

Other Income, net
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Foreign exchange (gains) losses, net	$(2.5)	$1.8	$(3.8)	$4.3
Loss (gain) on investments	0.3	(0.8)	0.2	0.1
Gain on insurance settlement	—	(3.8)	—	(3.8)
Other	—	(1.5)	(0.2)	(1.6)
Other income, net	$(2.2)	$(4.3)	$(3.8)	$(1.0)
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

Our effective income tax rate was 9.7% and 12.5% for the three months ended June 30, 2023 and 2022, respectively, and 12.4% and 13.4% for the six months ended June 30, 2023 and 2022, respectively. The decrease in the effective rate between the six months ended June 30, 2023 and 2022 is primarily due to an increase in the benefit from the Federal research and development credit and the Intellectual Property Agreement with Medtronic (see Note 3 to the "Consolidated Condensed Financial Statements"), partially offset by a reduced tax benefit from employee share-based compensation. In addition, the effective rates for the six months ended June 30, 2023 and 2022 were lower than the federal statutory rate of 21% primarily due to (1) foreign earnings taxed at lower rates, (2) Federal and California research and development credits, and (3) the tax benefit from employee share-based compensation.

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

We executed an Advance Pricing Agreement ("APA") in 2018 between the United States and Switzerland governments for tax years 2009 through 2020 covering various, but not all, transfer pricing matters. The unagreed transfer pricing matters, namely Surgical Structural Heart and Transcatheter Aortic Valve Replacement (collectively "Surgical/TAVR") intercompany royalty transactions, then reverted to IRS Examination for further consideration as part of the respective years' regular tax audits. In addition, we executed other bilateral APAs as follows: during 2017, an APA between the United States and Japan covering tax years 2015 through 2019; and during 2018, APAs between Singapore and Japan and between Switzerland and Japan covering tax years 2015 through 2019. We have filed to renew all the APAs which cover transactions with Japan for the years 2020 and forward. An APA between Switzerland and Japan covering tax years 2020 through 2024 was executed in 2021. The execution of some or all these APA renewals depends on many variables outside of our control.

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

During 2021, we received a Notice of Proposed Adjustment (“NOPA”) from the IRS for the 2015-2017 tax years relating to transfer pricing involving Surgical/TAVR intercompany royalty transactions between our United States and Switzerland subsidiaries. The NOPA proposed an increase to our United States taxable income, which could result in additional tax expense for this period of approximately $220 million and reflects a significant departure from the transfer pricing methods we had previously agreed upon with the IRS for these types of transactions. We have disagreed with the NOPA and submitted a formal protest on the matter during the fourth quarter of 2021. During the second quarter of 2022, we received the IRS's rebuttal to our protest and were notified that the case had been transferred to the IRS Independent Office of Appeals ("Appeals"). The opening conference was held with Appeals during March 2023 and discussions with Appeals continued throughout the second quarter of 2023. While Appeals still maintains jurisdiction over the matter as of June 30, 2023, we and Appeals have now concluded that a satisfactory resolution of this matter at the administrative level is not possible.

We now plan to vigorously contest the proposed adjustments through the judicial process. Final resolution of this matter is not likely within the next 12 months. We believe the amounts previously accrued related to this uncertain tax position are appropriate based on prior experience and interpretation and application of relevant tax law and accounting standards to our facts and, accordingly, have not accrued any additional amount based on the NOPA received or as a result of the Appeals proceedings to date. Nonetheless, the outcome of the judicial process cannot be predicted with certainty, and it is possible that the outcome of that process could have a material impact on our consolidated financial statements. As noted below, similar material tax disputes may arise for the 2018-2023 tax years. While no payment of any amount related to the NOPA has yet been required, we made a partial deposit in November 2022 to prevent the further accrual of interest on that portion of any potential deficiency that may ultimately be sustained.

Surgical/TAVR intercompany royalty transactions covering tax years 2018-2023 that were not resolved under the APA program remain subject to IRS examination, and those transactions and related tax positions remain uncertain as of June 30, 2023. We have considered this information, as well as information regarding the NOPA, the rebuttal and Appeals discussions described above, in our evaluation of our uncertain tax positions. The impact of these unresolved transfer pricing matters, net of any correlative tax adjustments, may be significant to our consolidated financial statements. Based on the information currently available and numerous possible outcomes, we cannot reasonably estimate what, if any, changes in our existing uncertain tax positions may occur in the next 12 months and, therefore, have continued to record the uncertain tax positions as a long-term liability.

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

As of June 30, 2023, cash and cash equivalents and short-term investments held in the United States and outside of the United States were $1,177.3 million and $332.0 million, respectively.

We have a Five-year Credit Agreement (the "Credit Agreement") which provides for a $750.0 million multi-currency unsecured revolving credit facility and matures on July 15, 2027. We may increase the amount available under the Credit Agreement by up to an additional $250.0 million in the aggregate and extend the maturity date for an additional year, subject to agreement of the lenders. As of June 30, 2023, no amounts were outstanding under the Credit Agreement.

In June 2018, we issued $600.0 million of 4.3% fixed-rate unsecured senior notes (the "2018 Notes") due June 15, 2028. As of June 30, 2023, the carrying value of the 2018 Notes was $596.7 million.

From time to time, we repurchase shares of our common stock under share repurchase programs authorized by the Board of Directors. We consider several factors in determining when to execute share repurchases, including, among other things, expected dilution from stock plans, cash capacity, and the market price of our common stock. During the six months ended June 30, 2023, under the Board authorized repurchase program, we repurchased a total of 3.2 million shares at an aggregate cost of $249.1 million. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” for additional information about our share repurchase program. As of June 30, 2023, we had remaining authority to purchase $666.5 million of our common stock under the share repurchase program.

On April 12, 2023, we entered into the Intellectual Property Agreement with Medtronic pursuant to which the parties agreed to a 15-year global covenant not to sue ("CNS") for infringement of certain patents in the structural heart space owned or controlled by each other. In consideration for the global CNS, we paid Medtronic a one-time, lump sum payment of $300.0 million and will pay annual royalty payments that are tied to net sales of certain Edwards products. For more information, see Note 3 to the "Consolidated Condensed Financial Statements."

On February 28, 2023, we acquired a majority equity interest in a medical technology company. In addition, we amended and restated our previous option agreement with the medical technology company. The option agreement gives us the option to acquire the remaining equity interest in the medical technology company. For more information, see Note 6 to the "Consolidated Condensed Financial Statements."

At June 30, 2023, there had been no material changes in our cash requirements from known contractual and other obligations, including commitments for capital expenditures, as disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of our Annual Report on Form 10-K for the year ended December 31, 2022.

Consolidated Cash Flows - For the six months ended June 30, 2023 and 2022:
Net cash flows provided by operating activities of $347.7 million for the six months ended June 30, 2023 decreased $277.8 million over the same period last year primarily due to a $300.0 million payment in 2023 under the Intellectual Property Agreement, partially offset by a higher bonus payout in 2022 associated with 2021 performance.

Net cash provided by investing activities of $70.7 million for the six months ended June 30, 2023 consisted primarily of net proceeds from investments of $371.8 million, partially offset by a payment of $141.2 million to acquire a majority interest in another company (see Note 6 to the "Consolidated Condensed Financial Statements") and capital expenditures of $109.4 million.

Net cash provided by investing activities of $359.1 million for the six months ended June 30, 2022 consisted primarily of net proceeds from investments of $558.4 million, partially offset by capital expenditures of $115.8 million.

Net cash used in financing activities of $154.5 million for the six months ended June 30, 2023 consisted primarily of purchases of treasury stock of $256.8 million, partially offset by proceeds from stock plans of $102.7 million.

Net cash used in financing activities of $676.2 million for the six months ended June 30, 2022 consisted primarily of purchases of treasury stock of $760.7 million, partially offset by proceeds from stock plans of $86.5 million.

Critical Accounting Policies and Estimates

The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated condensed financial statements and sales and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies and estimates which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 34-36 in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes from the information discussed therein.

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

Investment Risk

We are exposed to investment risks related to changes in the underlying financial condition and credit capacity of certain of our investments. As of June 30, 2023, we had $1.2 billion of investments in debt securities, of which $0.7 billion were long-term. In addition, we had $110.4 million of investments in equity instruments of public and private companies. Should these companies experience a decline in financial performance, financial condition or credit capacity, or fail to meet certain development milestones, a decline in the investments' value may occur, resulting in unrealized or realized losses. See Note 4 to the "Consolidated Condensed Financial Statements" for additional information.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    Our management, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2023. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded as of June 30, 2023 that our disclosure controls and procedures are designed at a reasonable assurance level and effective in providing reasonable assurance that the information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (b)
April 1, 2023 through April 30, 2023	258	$82.77	—	$666.5
May 1, 2023 through May 31, 2023	83,511	88.49	—	666.5
June 1, 2023 through June 30, 2023	—	—	—	666.5
Total	83,769	88.48	—

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

Item 5.    Other Information

Rule 10b5-1 Trading Plans

On May 30, 2023, Daveen Chopra, Corporate Vice President of TMTT, entered into a 10b5-1 trading plan (the “Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Plan provides for the potential sale of 20,500 shares of the Company’s stock commencing September 6, 2023. The Plan terminates on the earlier of March 6, 2024 or the date all shares are sold.

Item 6.    Exhibits

The exhibits listed in the Exhibit Index below are filed, furnished, or incorporated by reference as part of this report on Form 10-Q.

Exhibit No.	Description
3.1
Amended and Restated Certificate of Incorporation of Edwards Lifesciences Corporation, dated May 16, 2013 (incorporated by reference to Exhibit 3.1 in Edwards Lifesciences' report on Form 8-K filed on May 17, 2013)

3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Edwards Lifesciences Corporation, dated May 7, 2020 (incorporated by reference to Exhibit 3.1 in Edwards Lifesciences’ report on Form 8-K filed on May 8, 2020)

3.3
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Edwards Lifesciences Corporation, dated May 11, 2023 (incorporated by reference to Exhibit 3.1 in Edwards Lifesciences' report on Form 8-K filed on May 15, 2023)

3.4
Bylaws of Edwards Lifesciences Corporation, as amended and restated as of February 16, 2023 (incorporated by reference to Exhibit 3.1 in Edwards Lifesciences' report on Form 8-K filed on February 21, 2023)

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

EDWARDS LIFESCIENCES CORPORATION
(Registrant)
Date:	July 28, 2023	By:	/s/ SCOTT B. ULLEM
Scott B. Ullem Chief Financial Officer (Principal Financial Officer; Duly Authorized Officer)
Date:	July 28, 2023	By:	/s/ ROBERT W.A. SELLERS
Robert W.A. Sellers Corporate Controller (Principal Accounting Officer)