Form 10-K
period 2023-12-31
Edwards Lifesciences Corp
filed 2024-02-12
CIK 1099800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2023
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
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recover analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2023 (the last trading day of the registrant's most recently completed second quarter): $56,849,824,065 based on the closing price of the registrant's common stock on the New York Stock Exchange. This calculation does not reflect a determination that persons are affiliates for any other purpose.
The number of shares outstanding of the registrant's common stock, $1.00 par value, as of January 31, 2024, was 601.3 million.

Documents Incorporated by Reference
Portions of the registrant's proxy statement for the 2024 Annual Meeting of Stockholders (to be filed within 120 days of December 31, 2023) are incorporated by reference into Part III, as indicated herein.

EDWARDS LIFESCIENCES CORPORATION
Form 10-K Annual Report—2023

PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements contained in this report to be covered by the safe harbor provisions of such Acts. Statements other than statements of historical or current fact in this report or referred to or incorporated by reference into this report are "forward-looking statements" for purposes of these safe harbor provisions. These statements can sometimes be identified by the use of the forward-looking words such as "may," "believe," "will," "expect," "project," "estimate," "should," "anticipate," "plan," "goal," "continue," "seek," "pro forma," "forecast," "intend," "guidance," "optimistic," "aspire," "confident," other forms of these words or similar words or expressions or the negatives thereof. Statements regarding past performance, efforts, or results about which inferences or assumptions may be made can also be forward-looking statements and are not indicative of future performance or results; these statements can be identified by the use of words such as "preliminary," "initial," "potential," "possible," "diligence," "industry-leading," "compliant," "indications," or "early feedback" or other forms of these words or similar words or expressions or the negatives thereof. These forward-looking statements are subject to substantial risks and uncertainties that could cause our results or future business, financial condition, results of operations or performance to differ materially from our historical results or experiences or those expressed or implied in any forward-looking statements contained in this report. These risks and uncertainties include, but are not limited to: the spin-off of our critical care product group, our ability to develop new products and avoid manufacturing and quality issues; clinical trial or commercial results or new product approvals and therapy adoption; the impact of domestic and global economic conditions; competition in the markets in which we operate; our reliance on vendors, suppliers, and other third parties; damage, failure, or interruption of our information technology systems; the impact of public health crises; consolidation in the healthcare industry; our ability to protect our intellectual property; our compliance with applicable regulations; our exposure to product liability claims; use of our products in unapproved circumstances; changes to reimbursement for our products; the impact of currency exchange rates; unanticipated actions by the United States Food and Drug Administration and other regulatory agencies; changes to tax laws; unexpected impacts or expenses of litigation or internal or government investigations; and other risks detailed under "Risk Factors" in Part I, Item 1A below, as such risks and uncertainties may be amended, supplemented or superseded from time to time by our subsequent reports on Forms 10-Q and 8-K we file with the United States Securities and Exchange Commission. These forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections.

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

A pioneer in the development of heart valve therapies, we are the world's leading manufacturer of heart valve systems and repair products used to replace or repair a patient's diseased or defective heart valve. Our innovative work in heart valves encompasses both surgical and transcatheter therapies for heart valve replacement and repair. In addition, our robust pipeline of future technologies is focused on the less invasive repair or replacement of the mitral and tricuspid valves of the heart, which are more complex and more challenging to treat than the aortic valve. We are also a global leader in hemodynamic and noninvasive brain and tissue oxygenation monitoring systems used to measure a patient's cardiovascular function in the hospital setting.

Cardiovascular disease is the number-one cause of death in the world and is the top disease in terms of health care spending in nearly every country. In the U.S. alone, one cardiovascular patient dies every 33 seconds. Cardiovascular disease is progressive in that it tends to worsen over time and often affects the structure of an individual's heart. Our vision is to transform patient care where patients are diagnosed earlier, treated in a routine fashion, living longer and enjoying a better quality of life.

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

Edwards Lifesciences' Product and Technology Offerings

The following discussion summarizes the main groups of products and technologies we offer to treat advanced cardiovascular disease. Our products and technologies are categorized into four main groups: Transcatheter Aortic Valve Replacement, Transcatheter Mitral and Tricuspid Therapies, Surgical Structural Heart, and Critical Care. For more information on net sales from these four main groups, see "Net Sales by Product Group" in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Transcatheter Aortic Valve Replacement

We are the global leader in transcatheter heart valve replacement technologies designed for the minimally-invasive replacement of aortic heart valves. The Edwards SAPIEN family of valves, including the Edwards SAPIEN 3, the Edwards SAPIEN 3 Ultra, and the Edwards SAPIEN 3 Ultra RESILIA systems, are catheter-based approaches for treating patients who have severe symptomatic aortic stenosis. The SAPIEN 3 valves are delivered while the heart is still beating. The majority of procedures are conducted without the use of general anesthesia and patients are discharged home within one to two days. Transcatheter aortic valve replacement with the SAPIEN 3 family of valves enables patients to recover more quickly and return to a better quality of life sooner than patients receiving traditional open heart surgical therapies. Edwards' transcatheter aortic heart valves were first commercialized in Europe in 2007, in the United States in 2011, and in Japan in 2013. Edwards has partnered with the physician community to generate groundbreaking data that has expanded access to patients of all risk profiles. In 2023, The PARTNER 3 Trial, which demonstrated a 99% freedom from stroke or mortality at 1 year, had 5-year data presented with a 90% freedom from all-cause mortality. The SAPIEN 3 platform remains the only transcatheter heart valve with a THV-in-THV indication for patients assessed at high-risk for surgical replacement, offering patients the ability to have a second minimally invasive procedure. The SAPIEN family of valves are the most widely implanted transcatheter heart valves in the world with over one million patients lives impacted since launch. Additionally, the Edwards SAPIEN 3 system and Alterra system offer a minimally invasive option for pulmonary valve replacement for patients with congenital heart disease.

Sales of our transcatheter aortic valve replacement products represented 65% of our net sales in each of 2023, 2022, and 2021.

Transcatheter Mitral and Tricuspid Therapies

We continue to make significant investments in the development of transcatheter heart valve repair and replacement technologies designed to treat mitral and tricuspid valve diseases. While many of these technologies are in development and clinical phases, the PASCAL PRECISION and Cardioband transcatheter valve repair systems are commercially available in Europe for mitral and tricuspid valve repair. As of 2023, the PASCAL PRECISION system is also commercially available in the U.S. and Japan for degenerative mitral regurgitation patients. The PASCAL PRECISION system addresses the needs of patients with mitral or tricuspid regurgitation through leaflet approximation, while the Cardioband system enables clinicians to reduce the valve's annulus and lower regurgitation. In addition to transcatheter repair, we believe transcatheter replacement is key to unlocking the full mitral and tricuspid opportunity. We believe our mitral replacement strategy positions us for leadership in the mid-to-long term. SAPIEN M3 is based on the proven SAPIEN valve and is designed specifically for mitral patients. For tricuspid valve replacement, our EVOQUE system is delivered through a low-profile transfemoral sub 30-French system, and available in a variety of valve sizes to enable treatment in a wide range of patient anatomies. In 2023, the EVOQUE system received CE Mark approval for the transcatheter treatment of eligible patients with tricuspid regurgitation. More recently, in February 2024, the EVOQUE system received United States Food and Drug Administration ("FDA") approval for the treatment of tricuspid regurgitation. This development will give a wide range of U.S. patients access to a treatment option that not only has the potential to improve quality-of-life, but also showed favorable clinical trends in all-cause mortality, re-intervention, and heart failure hospitalizations. The EVOQUE system is the world's first transcatheter valve replacement therapy to receive regulatory approval to treat tricuspid regurgitation.

Surgical Structural Heart

We continue to invest in bringing innovations to cardiac surgery patients. Our RESILIA tissue, with published clinical data showing 99% freedom from structural valve deterioration through seven years1, has set the new standard for tissue valve durability. Our flagship INSPIRIS RESILIA aortic valve, offers RESILIA tissue and VFit technology. INSPIRIS is the leading aortic surgical valve in the world. Sales of our surgical therapies in the United States also continue to gain traction with KONECT RESILIA, the first pre-assembled, ready to implant, tissue valved conduit for complex combined procedures.

Our latest innovation, the MITRIS RESILIA valve, is now commercially available in Europe as well as other geographies, including the U.S. and Japan, where it has been strongly adopted by surgeons as the leading product in our mitral valve portfolio. We believe the demand for surgical structural heart therapies is growing worldwide, and that our innovation strategy will continue to strengthen our leadership and positive impact on patients.

Sales of our surgical tissue heart valve products represented 16%, 15%, and 16% of our net sales in 2023, 2022, and 2021, respectively.

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

On December 7, 2023, we announced plans for a tax-free spin-off of our Critical Care product group as a separate publicly traded company to Edwards Lifesciences' shareholders. While we expect to complete the Critical Care spin-off around the end of 2024, we remain committed to supporting strong momentum and growth during the transition period. The team will advance innovative advanced patient monitoring solutions, with the goal of improving the quality of care for millions of patients annually. Critical Care is currently integrating a full range of smart monitoring technologies into the seventh generation of its HemoSphere platform, creating a unique offering of enhanced recovery tools.

Competition

The medical technology industry is highly competitive. We compete with divisions of larger companies as well as smaller companies that offer competitive product lines in certain geographies in which we operate. We also compete with both established and newer technologies that target the patients served by our products. New product development and technological change characterize the areas in which we compete. Our present or future products could be rendered obsolete or uneconomical as a result of technological advances by one or more of our present or future competitors or by other therapies, including drug therapies. We believe we hold leadership positions because we develop and produce safe and effective therapies supported by rigorous clinical studies with extensive data and with innovative features that can enhance patient benefit and product performance and reliability, as well as benefit healthcare systems. The benefits associated with our products are in part due to the level of customer and clinical support we provide.

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

We believe that we are a leading global competitor in each of our product lines. In Transcatheter Aortic Valve Replacement, our primary competitors include Medtronic PLC, Abbott Laboratories ("Abbott"), and Boston Scientific Corporation. In Transcatheter Mitral and Tricuspid Therapies, our primary competitor is Abbott, and there are a considerable number of large and small companies with development efforts in these fields. In Surgical Structural Heart, our primary competitors include Medtronic PLC, Abbott, and Artivion, Inc (formerly CryoLife). In Critical Care, we compete primarily with a variety of companies in specific product lines including ICU Medical, Inc., PULSION Medical Systems SE, a subsidiary of Getinge AB, Cheetah Medical, Inc., a subsidiary of Baxter International, and LiDCO Group PLC, a subsidiary of Masimo Corporation.

Sales and Marketing

Our portfolio includes some of the most recognizable cardiovascular device product brands in treating structural heart disease today. We have a number of product lines that require sales and marketing strategies tailored to deliver high-quality, cost-effective products and technologies to customers worldwide. Because of the diverse global needs of the population that we serve, our distribution system consists of several direct sales forces as well as independent distributors. We are not dependent on any single customer and no single customer accounted for 10% or more of our net sales in 2023.

To achieve optimal outcomes for patients, we conduct educational symposia and best practices training for our physician, hospital executive, service line leadership, nursing, and clinical-based customers. We rely extensively on our sales and field clinical specialist personnel who work closely with our customers in hospitals. Field clinical specialists routinely attend procedures where Edwards' products are being used in order to provide guidance on the use of our devices, thereby enabling physicians and staff to reach expert proficiency and deliver positive patient outcomes. In addition to working closely with physicians, nurses, and other clinical personnel, our customers include decision makers such as service line leaders, material managers, biomedical staff, hospital administrators and executives, purchasing managers, and ministries of health. Also, for certain of our product lines and where appropriate, our corporate sales team actively pursues approval of Edwards Lifesciences as a qualified supplier for hospital group purchasing organizations ("GPOs") that negotiate contracts with suppliers of medical products. Additionally, we have contracts with a number of United States and European national and regional buying groups, including healthcare systems and Integrated Delivery Networks. Where we choose to market our products is also influenced by the existence of, or potential for, adequate reimbursement to hospitals and other providers by national healthcare systems.

United States.    In the United States, we sell substantially all of our products through our direct sales forces. In 2023, 58% of our net sales were derived from sales to customers in the United States.

Outside of the United States.    In 2023, 42% of our net sales were derived outside of the United States through our direct sales forces and independent distributors. Of the total sales outside of the United States, 53% were in Europe, 18% were in Japan, and 28% were in Rest of World. We sell our products in approximately 100 countries, including Japan, Germany, France, United Kingdom, Italy, China, and Canada. A majority of the sales and marketing approach outside of the United States is direct sales, although it varies depending on each country's size and state of development.

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

Quality Assurance

We are committed to providing quality products to patients and have implemented modern quality systems and concepts throughout the organization. The quality system starts with the initial design concept, risk management, and product specification, and continues through the design of the product, packaging and labeling, and the manufacturing, sales, support, and servicing of the product. The quality system is intended to design quality into the products and uses continuous improvement concepts, including Lean/Six Sigma principles, throughout the product lifecycle.

Our operations are frequently inspected by the many regulators that oversee medical device manufacturing, including the FDA, European Notified Bodies, and other regulatory entities. The medical technology industry is highly regulated and our facilities and operations are designed to comply with all applicable quality systems standards, including the International Organization for Standardization ("ISO") 13485:2016. These standards require, among other items, quality system controls that are applied to product design, component material, suppliers, and manufacturing operations. These regulatory approvals and ISO certifications can be obtained only after a successful audit of a company's quality system has been conducted by regulatory or independent outside auditors. Periodic reexamination by an independent outside auditor is required to maintain these certifications.

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

Research and Development

In 2023, we made significant investments in research and development as we worked to develop therapies that we believe have the potential to change the practice of medicine. Research and development spending increased 13% year over year, representing 18% of 2023 sales. This increase was primarily the result of significant investments in our transcatheter structural heart programs, including an increase in clinical research for our mitral, aortic, and tricuspid therapies. We are engaged in ongoing research and development to deliver clinically advanced new products, to enhance the effectiveness, ease of use, safety, and reliability of our current leading products, and to expand the applications of our products as appropriate. We focus on opportunities within specific areas of structural heart disease and critical care monitoring.

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

Additionally, we are a party to license agreements and other arrangements with various third parties pursuant to which we have obtained, for varying terms, the exclusive or non-exclusive rights to certain patents held by such third parties in consideration for cross-licensing rights and/or royalty payments. We have also licensed certain patent rights to others.

We undertake reasonable measures to protect our intellectual property rights. Litigation has been necessary to enforce certain patent rights held by us, and we plan to continue to defend and prosecute our rights with respect to such patents.

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

We are also governed by federal, state, local, and international laws of general applicability, including, but not limited to, those regulating employee health and safety, labor, competition, securities, privacy, anti-corruption, trade secret, and the protection of the environment. Overall, the amount and scope of domestic and foreign laws and regulations applicable to our business has increased over time. Compliance with these regulations has not had a material effect on our capital expenditures, earnings, or competitive position to date, but new regulations or amendments to existing regulations to make them more stringent could have such an effect in the future. We cannot estimate the expenses we may incur to comply with potential new laws or changes to existing laws, or the other potential effects these laws may have on our business.

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

Seasonality

Our quarterly sales are influenced by many factors, including new product introductions, acquisitions, regulatory approvals, patient and physician holiday schedules, and other factors. Sales in the third quarter are typically lower than other quarters of the year due to the seasonality of the United States and European markets, where summer vacation schedules normally result in fewer medical procedures.

Human Capital Management Strategy

Human Capital Management ("HCM") Governance

The primary goals of our talent management strategy are to attract, develop and retain a motivated, professional workforce and to ensure alignment on our patient-focused innovation strategy.

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

As we scale to reach more patients around the world, we have integrated our Talent & Organization (“T&O”) Strategy with our Edwards Strategic Planning process. The purpose of our T&O Strategy is to anticipate global trends related to our workforce, develop our talent to meet future organizational needs, and enable us to be well-poised to meet these needs. Our T&O Strategy enables us to explore external workforce signals, share insights, and identify and build emerging capabilities across our organization. We have also developed a comprehensive succession planning process that allows us to build strong talent from within while we pursue an aggressive recruiting process to fill any gaps with highly qualified external talent. This consistent and scalable approach looks across all our product groups, regions, and significant functions to align and elevate priorities, critical capabilities, and organizational evolutions in line with our strategic plan. This integrated approach informs our yearly objectives and fuels our talent roadmap across the strategic horizon.

Our HCM governance includes a global talent development review ("TDR") process to align our talent strategies with our business strategy, assess talent against future organizational needs, evaluate critical talent populations, and enhance the strength of our succession planning. We track our performance regularly.

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

Diversity, Inclusion, and Belonging

We are committed to fostering an environment where all employees can grow and thrive. A diverse workforce results in a broader range of perspectives, helping drive our commitment to innovation. We have established a Diversity, Inclusion, and Belonging strategy that includes our four focus areas of Business, People, Communication, and Community, and whose overriding priority is "The Patient." As a practice, all employees receive unconscious bias training as a foundational aspect of our culture, and we include a non-discrimination clause in our Global Business Practice Standards and Third Party Code of Conduct.

Employee Listening

We believe in empowering our employees and providing avenues that enable their voices to be heard. We conduct a multilingual global employee survey, called myVoice, to gain employees' feedback in a confidential manner. The CEO and Executive Leadership Team hold themselves accountable to consider and act on the results of the survey, and these results are reviewed by management with our Board of Directors. This initiative helps us gain insights on various topics including patient focus, diversity, inclusion and belonging, quality, innovation, engagement, as well as a sense of support at all levels of the organization. Speak-Up is a resource available to all employees to bring forth compliance related concerns; a key element of our compliance program is that each employee is accountable for maintaining ethical business practices. In addition, during each quarterly townhall meeting, our CEO answers questions that have been submitted to him by employees. Answers to questions that are not covered in the townhall meeting are posted online internally.

Total Benefits and Well-being

We understand that good health leads to better performance. We offer competitive employee benefits and well-being packages that include, among other things, health and wellness insurance, health savings accounts, family support services, and a variety of site-specific programs. We regularly evaluate our benefits package to make modifications that are aligned with the competitive landscape, legislative changes, and the unique needs of our population. We also provide robust well-being programs that address prevention, nutrition, mental health, physical activity, financial fitness, and community service. As part of our regular evaluation and commitment to putting employees first, we determined our employees could benefit from support in four main areas related to health: Mind+, metabolic, heart, and musculoskeletal health. We offer a variety of programs and education to support employees in these areas. In recent years, mental well-being has become a central topic for organizations worldwide. Mind+ offers a wide variety of mental well-being programs for our employees. This commitment extends to creating a work environment where employees can feel confident speaking about mental well-being with their managers and know how best to access the tools and resources available to support them. We believe there are strong benefits when employees are feeling their best. Employees who are mentally healthy are more innovative, resilient, better decision-makers, and able to build stronger relationships. We also believe that prioritizing and promoting Mind+ allows us to help patients around the world to live longer, healthier, and more productive lives and supports employees to be their best self at home and at work.

Talent Development

Developing talent around the globe is critical to achieving our mission at Edwards. We believe in developing talent from within and have a long-term commitment to building the leadership and technical skills for the present and future needs of the business. Edwards provides in-depth learning and development resources for employees at all levels, including blended learning opportunities such as in-person, virtual, and online courses, capability assessments, coaching, and developmental experiences. We are committed to enabling our employees to have long-term careers at Edwards by encouraging each employee to take ownership of their professional development, engage in the significant resources available, and leverage the performance management and feedback process to be on a journey of continuous growth. We also encourage managers to be involved in helping their employees develop enhanced personal, professional, and leadership skills. Our learning and development strategy aims to have a balanced focus on building leadership and technical capabilities, with resources dedicated to building learning and development for global leaders, such as our course on ethical decision making for managers, and developing technical skills and capabilities for unique talent segments. Our learning and development initiatives are designed to support and sustain Edwards’ values and unique culture, inspiring our employees to collaborate, innovate, and grow, ultimately enabling us to better serve our patients.

Headcount and Labor Representation

As of December 31, 2023, we had approximately 19,800 employees worldwide, the majority of whom were located in the United States, Singapore, the Dominican Republic, and Costa Rica. None of our North American employees are represented by a labor union. In various countries outside of North America, we interact with trade unions and work councils that represent employees.

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
•Dependence on key physicians and research institutions
•Reliance on vendors, suppliers, and other third parties
•Damage, failure, or interruption of our information technology systems, including due to cyber-based attacks and breaches
•Failure to recruit and retain qualified talent or execute management succession plans
•Underperforming operations or unsuccessful business acquisitions or strategic alliances
•Risks related to the spin-off of our Critical Care product group

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
•Regulatory actions relating to animal-borne illnesses

Business and Operating Risks

Failure to successfully innovate and develop new and differentiated products in a timely manner and effectively market these products could have a material effect on our prospects.

Our continued growth and success depend on our ability to innovate and develop new and differentiated products in a timely manner and effectively market these products. Without the timely innovation and development of products, our products could be rendered obsolete or less competitive because of the introduction of a competitor’s newer technologies or changing customer preferences. Innovating products requires the devotion of significant financial and other resources to research and development activities; however, there is no certainty that the products we are currently developing will complete the development process, or that we will obtain the regulatory or other approvals required to market such products in a timely manner or at all. Even if we timely innovate and develop products, our ability to successfully market them could be constrained by a number of different factors, including competitive products and pricing, barriers in patient activation (including disease awareness, detection, and diagnosis), the need for regulatory clearance, restrictions imposed on approved indications, and uncertainty over third-party reimbursement. Failure in any of these areas could have a material effect on our prospects.

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

If we or one of our suppliers or logistics partners encounters manufacturing, logistics, safety, or quality problems, our business could be materially adversely affected.

The manufacture and sterilization of many of our products is highly complex due in part to rigorous regulatory requirements. Quality is extremely important due to the serious and costly consequences of a product failure. Safety is also critically important. Problems can arise for a number of reasons, including disruption of facility utilities, equipment malfunction, failure to follow protocols and procedures, raw material problems, software problems, cyber incidents, or human error. Disruptions can occur at any time, including during production line transfers and expansions. Disruptions can also occur if our manufacturing and warehousing facilities are damaged by earthquakes, hurricanes, volcanoes, fires, and other natural disasters or catastrophic circumstances. As we expand into new markets and scale new products for commercial production, we may face unanticipated delays or surges in demand which could strain our production capacity and lead to other types of disruption. If any of these manufacturing, logistics, or quality problems arise or if we or one of our suppliers or logistics partners otherwise fail to meet internal quality standards or those of the FDA or other applicable regulatory body, our reputation could be damaged, we could become subject to a safety alert or a recall, we could incur product liability and other costs, product approvals and production could be delayed, and our business could otherwise be materially adversely affected.

We are subject to risks associated with public health crises, particularly with respect to the pressures that such crises create on the hospital systems and supply chains in which we operate.

We are subject to risks associated with public health crises, including pandemics and epidemics, such as COVID-19. Other public health crises, including any future epidemics or pandemics, are highly uncertain and difficult to predict, and could result in material adverse impacts on our business and financial condition.

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

We may not be able to complete the announced spin-off of our Critical Care product group at all, or within the timeframes we anticipate, or pursuant to the tax-free structure that we anticipate, and we may not realize some or all of the expected benefits of this transaction.

On December 7, 2023, we announced our intention to complete a tax-free spin-off of our Critical Care product group at the end of 2024. We also announced our intention to submit a Form 10 with the SEC in mid-year 2024. In connection with this spin-off and the separation of the Critical Care product group from the rest of Edwards, we will be required to satisfy all necessary governance, contractual, and regulatory conditions, among other, including those required by third parties. A failure to satisfy all necessary conditions could delay or prevent the spin-off from occurring or could result in us completing the spin-off on terms less than favorable to us. In addition, we will incur significant costs associated with the spin-off, which may be significantly higher than projected. Our intention is to complete the spin-off on a tax-free basis, however, there is no assurance that the spin-off will qualify tax-free as intended, which may result in a significant tax liability. Lastly, preparing and structuring the spin-off requires significant resources from Edwards, including but not limited to management’s attention, financial support for the new company, and the collective employee effort to separate the Critical Care product group from the rest of Edwards while continuing to operate in the normal course of business. There is no assurance that the spin-off will occur at all or that the execution, timing, and structure of the spin-off will proceed as intended. There may be a sudden or unpredictable reaction to the spin-off by the investors and financial institutions, which would affect our stock market price. If we don’t realize some or all of the benefits of the spin-off, our business and financial condition and those of the newly spun-off company will be materially adversely affected.

Assuming the spin-off is successfully completed, the newly spun-off Critical Care company as a standalone public company may not deliver the returns that we or the shareholders anticipate.

The Company plans to spin-off the Critical Care product group into a successful independent public company to be able to increase focus and flexibility to build upon its global leadership position in advanced patient monitoring, transforming care through AI-enabled smart monitoring solutions while expanding its reach to millions of patients around the world. The intention for the newly spun-off company is to retain its Chief Executive Officer and other senior leaders, however, there is no assurance that we or the newly spun-off company will be able to do so, which may materially impact the operations of the newly spun-off company. In addition, the new spin-off will result in a smaller, less diversified standalone company than it was as part of Edwards, which may make it more susceptible to macroeconomic trends, geopolitical risks, financial volatility, and changing market and regulatory conditions, any of which could have a material adverse effect on its financial condition and operations. The newly spun-off company will incur ongoing costs related to the separation and its public listing, and its transition to a standalone public company, if executed at all, may not be executed as anticipated. Lastly, we cannot predict whether the market value of our stock and the stock of the spun-off company after the completion of the transaction, will be, in the aggregate, less than, equal to, or greater than the market value of our stock prior to the spin-off. There is no assurance that the newly spun-off company will be successful as a standalone public company, and if it is not successful, that would have a material adverse impact on the operations and financial condition of the newly spun-off company.

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

•Tax Audits. We are subject to ongoing tax audits in the various jurisdictions in which we operate. Tax authorities have disagreed and may disagree with certain positions we have taken and assess additional taxes that could be material. Please review Note 18 (Income Taxes) to our "Consolidated Financial Statements" in this report for information regarding our current audits and disputes with tax authorities. Although we regularly assess the likely outcomes of the audits and record reserves for potential tax payments, the calculation of tax liabilities involves the application of complex tax laws, and our estimates could be different than the amounts for which we are ultimately liable. In addition, we may decide to challenge any assessments, if made, and may exercise our right to appeal, which could result in expensive and time-consuming litigation that may ultimately be unsuccessful.

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

•military conflict, political unrest, or wars; and

•currency exchange rate fluctuations; that is, decreases in the value of the United States dollar to the Euro or the Japanese yen, as well as other currencies in which we transact business, have the effect of increasing our reported sales even when the volume of sales outside of the United States has remained constant. Increases in the value of the United States dollar relative to the Euro or the Japanese yen, as well as other currencies, have the opposite effect. Significant increases or decreases in the value of the United States dollar could have a material adverse effect on our sales, cost of sales, or results of operations.

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

We are also subject to various United States and foreign laws pertaining to health care pricing, anti-competition, anti-corruption, and fraud and abuse, including prohibitions on kickbacks and the submission of false claims laws and restrictions on relationships with physicians and other referral sources. These laws are broad in scope and are subject to evolving interpretation, which could require us to incur substantial costs to monitor compliance. If we are found not to be in compliance, we may be required to alter our practices or have sanctions imposed against us and our officers and employees, including substantial fines, imprisonment, and exclusion from participation in governmental health care programs.

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

Our operations are subject to environmental, health, and safety laws, and regulations concerning, among other things, the generation, handling, transportation, and disposal of hazardous substances or wastes, the cleanup of hazardous substance releases, and emissions or discharges into the air or water. We have incurred and may incur in the future expenditures in connection with environmental, health and safety laws, and regulations. New laws and regulations, violations of these laws or regulations, stricter enforcement of existing requirements, or the discovery of previously unknown contamination could require us to incur costs or could become the basis for litigation or new or increased liabilities that could be material.

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

We are subject to risks arising from concerns and/or regulatory actions relating to animal-borne illnesses, including “mad cow disease.”

Certain of our products, including pericardial tissue valves, are manufactured using bovine tissue. Concerns relating to the potential transmission of animal-borne illnesses, including BSE, commonly known as "mad cow disease," from cows to humans may result in reduced acceptance of products containing bovine materials. Certain medical device regulatory agencies have considered whether to continue to permit the sale of medical devices that incorporate bovine material. We obtain bovine tissue only from closely controlled sources within the United States and Australia. The bovine tissue used in our pericardial tissue valves is from tissue types considered by global health and regulatory organizations to have shown no risk of infectibility for the suspected BSE infectious agent. We have not experienced any significant adverse impact on our sales as a result of concerns regarding BSE, but no assurance can be given that such an impact may not occur in the future.

Item 1B.    Unresolved Staff Comments

None.

Item 1C.    Cybersecurity

Risk Management and Strategy

Our Information Security team manages Edwards’ Information Security Program, which is focused on assessing, identifying, and managing cyber risk and information security threats. We evaluate cybersecurity risk on an ongoing basis, and it is a risk monitored through our overall enterprise risk management program, including by the executive leadership and the board of directors, described below under "Governance."

To proactively manage cybersecurity risk in our organization, our management team has instituted an Edwards Information Technology Security Policy that is available to all employees through the employee handbook and on our intranet. We also conduct regular cybersecurity awareness and training campaigns for existing employees. Internal and external stakeholders can access the Edwards Integrity Helpline 24/7 online or by phone, to report any security incidents for escalation. We also disclose information about our product security and provide relevant contact information for our stakeholders to report any product vulnerabilities.

To proactively identify, mitigate, and prepare for potential cybersecurity incidents, we maintain both a business continuity plan and cyber incident response plan with formalized workflows and playbooks. We periodically conduct simulation exercises involving employees at various levels of the organization. We also periodically engage external partners to conduct annual audits of our systems, and test our IT infrastructure. Through these channels and others, we work to proactively identify potential vulnerabilities in our information security system. We recognize that we are exposed to cybersecurity threats associated with our use of third-party service providers. To minimize the risk and vulnerabilities to our own systems stemming from such use, our Information Security team identifies and addresses known cybersecurity threats and incidents at third-party service providers on a continuous basis. In addition, we strive to minimize cybersecurity risks when we first select or renew a vendor by including cybersecurity risk as part of our overall vendor evaluation and due diligence process.

We have not had previous cybersecurity incidents that have materially affected us. Our risks associated with cybersecurity threats are set forth under “Risk Factors” in Part I, Item 1A in this report.

Governance

Our Board of Directors and our Audit Committee oversee our enterprise-wide risk management, including with respect to cybersecurity. Our Chief Financial Officer presents information on our enterprise-wide risks to the Board of Directors at each of its regularly scheduled meetings. Our SVP, Enterprise Risk Management presents to our Board of Directors and our Audit Committee at least once a year on our significant enterprise-wide risks as well as our enterprise-wide risk program. In addition, our Chief Information Officer (“CIO”) and our Chief Information Security Officer (“CISO”) present to the Audit Committee at each regularly scheduled Audit Committee meeting on information technology infrastructure as well as risks related to cybersecurity and information security.

The oversight of our cybersecurity program at the management level rests with the Executive Leadership Team (“ELT”) who has designated the CISO to lead and execute on the cybersecurity program. The CISO provides regular updates to the executive leadership team, including the CEO, on our cybersecurity program and cybersecurity risks. Our cybersecurity leaders have extensive experience in cybersecurity, including in consulting and corporate roles at Forbes 100 companies and experience leading security incident detection and response, security architecture, and strategy programs.

Finally, management has instituted our Information Security Council and Enterprise Risk Management Council both of which are made up of senior leaders of the Company. The Information Security Council is tasked with overseeing information security matters at Edwards, including cybersecurity. This council serves as an escalation point for issues requiring concerted action, and in turn, informs executive management regarding information security and cybersecurity risks and issues. The Enterprise Risk Management Council is tasked with proactive management of our enterprise-wide risks, including information security risks that also include cybersecurity. This council is responsible for assessing, and providing input into, the enterprise risks that are presented to the Board of Directors.

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

On September 28, 2021, Aortic Innovations LLC, a non-practicing entity, filed a lawsuit against Edwards Lifesciences Corporation and certain of its subsidiaries (“Edwards”) in the United States District Court for the District of Delaware, alleging that Edwards’ SAPIEN 3 Ultra product infringes certain of its patents. We are unable to predict the ultimate outcome of this matter or estimate a range of possible exposure; therefore, no amount has been accrued. We intend to vigorously defend ourselves in this litigation.

The European Commission (the "Commission") is investigating certain business practices of Edwards including its unilateral pro-innovation (anti-copycat) policy and patent practices. We are committed to healthy competition and are cooperating with the Commission. We cannot predict the outcome of the investigation or the potential impact on its financial statements.

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

Number of Stockholders

On January 31, 2024, there were 7,599 stockholders of record of our common stock.

Dividends

We have never paid any cash dividends on our capital stock and have no current plans to pay any cash dividends. Our current policy is to retain any future earnings for use in our business.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (a), (b)
October 1, 2023 through October 31, 2023	—	$—	—	$492.8
November 1, 2023 through November 30, 2023	649,918	64.76	649,918	450.7
December 1, 2023 through December 31, 2023	5,333,315	75.41	5,333,315	1,048.5
Total	5,983,233	74.25	5,983,233

(a)    In July 2022, the Board of Directors approved a stock repurchase program providing for up to $1.5 billion of repurchases of our common stock, effective July 28, 2022. In December 2023, the Board of Directors approved an additional $1.0 billion of repurchases under this program. Repurchases under the program may be made on the open market, including pursuant to a Rule 10b5-1 plan, and in privately negotiated transactions. The repurchase program does not have an expiration date.
(b)    In December 2023, we entered into a $400.0 million accelerated share repurchase ("ASR") agreement and received, on December 12, 2023, an initial delivery of 4.6 million shares of our common stock, representing approximately 80 percent of the total contract value. The ASR concluded and on December 29, 2023 we received an additional 0.7 million shares. Shares purchased pursuant to the ASR agreement are presented in the table above in the periods in which they were received.

Performance Graph

The following graph compares the performance of our common stock with that of the S&P 500 Index and the S&P 500 Health Care Equipment Index. The cumulative total return listed below assumes an initial investment of $100 at the market close on December 31, 2018 and reinvestment of dividends. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
400
300
200
100
0
Dollars
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
Edwards Lifesciences
S&P 500
S&P 500 Health Care Equipment

	Total Cumulative Return
	2019	2020	2021	2022	2023
Edwards Lifesciences	$152.31	$178.68	$253.74	$146.13	$149.34
S&P 500	131.49	155.68	200.37	164.08	207.21
S&P 500 Health Care Equipment	129.32	152.12	181.56	147.32	160.64

Item 6.    [Reserved]

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our results of operations during the two years ended December 31, 2023. Also discussed is our financial position as of December 31, 2023 and our consolidated cash flows for 2023 compared to 2022. You should read this discussion in conjunction with the historical consolidated financial statements and related notes included elsewhere in this Form 10-K. For a discussion related to the results of operations for 2022 compared to 2021 and a discussion related to our consolidated cash flows for 2022 compared to 2021, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2022 Annual Report on Form 10–K filed with the Securities and Exchange Commission on February 13, 2023.

Overview

We are the global leader in patient-focused medical innovations for structural heart disease and critical care monitoring. Driven by a passion to help patients, we partner with the world's leading clinicians and researchers and invest in research and development to transform care for those impacted by structural heart disease or who require hemodynamic monitoring during surgery or in intensive care. We conduct operations worldwide and are managed in the following geographical regions: United States, Europe, Japan, and Rest of World. Our products are categorized into the following groups: Transcatheter Aortic Valve Replacement ("TAVR"), Transcatheter Mitral and Tricuspid Therapies ("TMTT"), Surgical Structural Heart ("Surgical"), and Critical Care. On December 7, 2023, we announced our intention to complete a tax-free spin-off of our Critical Care product group around the end of 2024. The planned separation will enable us to pursue expanded opportunities for TAVR, TMTT, and Surgical patients, as well as new investments in interventional heart failure technologies.

Financial Highlights and Market Update
COVID-19 and Macroeconomic Uncertainties

While conditions related to the COVID-19 pandemic have improved compared to 2022, we have continued to experience the impacts of the COVID-19 pandemic in 2023, particularly in Japan and disruptions related to staffing shortages in the United States and Europe. We continued to remain fully committed to our patient-focused innovation strategy, and our teams were relentless in doing the right things for patients. Our priority has been to maintain access for patients to our life-saving technologies while providing continuous front-line support to our clinician partners, and protecting the well-being of our employees. We expect to continue to experience adverse effects related to COVID-19 for some time, particularly as hospital systems continue experiencing budget constraints and staffing shortages, the supply chains continue to adjust to the market, and medical procedure rates and demand for our products continue to fluctuate as the medical system rebalances its infrastructure and resources in a post-COVID-19 market.

In addition to the impacts described above, the global economy, including the financial and credit markets, continues to experience volatility and disruptions, including conditions impacting inflation, credit and capital markets, interest rates, and factors affecting global economic stability and the political environment relating to health care. The severity and duration of the impact of these conditions on our business cannot be predicted. See Item 1A, "Risk Factors," for additional information.

Financial Highlights

Despite the challenges to our business due to COVID-19 and macroeconomic headwinds, our net sales for 2023 were $6.0 billion, representing an increase of $622.4 million over 2022, driven by sales growth of our TAVR products.

Our gross profit increased in 2023, driven by our sales growth. Gross profit as a percentage of sales decreased primarily due to the impact of foreign currency exchange rate fluctuations. The decrease in our net income and diluted earnings per share in 2023 was driven primarily by an after-tax charge of $134.9 million related to an intellectual property agreement. See Note 3 to the "Consolidated Financial Statements" for further information.

Healthcare Environment, Opportunities, and Challenges

The medical technology industry is highly competitive and continues to evolve. Our success is measured both by the development of innovative products and the value we bring to our stakeholders. We are committed to developing new technologies and providing innovative patient care, and we are committed to defending our intellectual property in support of those developments. Our vision for growth is to treat patients with both valvular and non-valvular structural heart disease, such as heart failure, which is a natural progression of the disease for many patients suffering from aortic stenosis and mitral and tricuspid regurgitation. In 2023, we invested 17.8% of our net sales in research and development. The following is a summary of important developments since January 1, 2023:

•we launched the Edwards SAPIEN 3 Ultra RESILIA valve in Japan;
•we received CE Mark approval for the Edwards SAPIEN 3 Ultra RESILIA valve in Europe;
•we received CE Mark approval for the EVOQUE tricuspid valve replacement system for the transcatheter treatment of eligible patients with tricuspid regurgitation and United States Food and Drug Administration ("FDA") approval for the treatment of tricuspid regurgitation, making it the world's first transcatheter valve replacement therapy to receive regulatory approval to treat tricuspid regurgitation;
•we received approval in Japan for PASCAL Precision to treat patients with degenerative mitral regurgitation;
•we received CE Mark approval for our MITRIS RESILIA surgical mitral valve;
•we completed enrollment in the ENCIRCLE Trial, the first pivotal trial for our transfemoral mitral replacement therapy, SAPIEN M3;

•we received FDA approval for a SAPIEN M3 continued access program;

•we restarted enrollment in our pivotal trial, ALLIANCE, designed to study our next generation TAVR technology, SAPIEN X4;

•we completed enrollment in PROGRESS, a pivotal trial studying the treatment of moderate aortic stenosis patients;
•we completed the enrollment of the full cohort of the TRISCEND II pivotal trial of the EVOQUE replacement system; and

•we announced our intention to complete a tax-free spin-off of our Critical Care product group around the end of 2024. The planned separation will enable sharpened focus as we pursue expanded opportunities for TAVR, TMTT, and Surgical patients, as well as new investments in interventional heart failure technologies.

We are dedicated to generating robust clinical, economic, and quality-of-life evidence increasingly expected by patients, clinicians, and payors in the current healthcare environment, with the goal of encouraging the adoption of innovative new medical therapies that demonstrate superior outcomes.

Results of Operations

Net Sales by Geographic Region
(dollars in millions)

	Years Ended December 31,		Change
	2023	2022	$	%
United States	$3,508.7	$3,132.6	$376.1	12.0%
Europe	1,334.5	1,174.8	159.7	13.6%
Japan	452.4	473.6	(21.2)	(4.5)%
Rest of World	709.2	601.4	107.8	17.9%
Outside of the United States	2,496.1	2,249.8	246.3	10.9%
Total net sales	$6,004.8	$5,382.4	$622.4	11.6%

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

Net Sales by Product Group
(dollars in millions)

	Years Ended December 31,		Change
	2023	2022	$	%
Transcatheter Aortic Valve Replacement	$3,879.8	$3,518.2	$361.6	10.3%
Transcatheter Mitral and Tricuspid Therapies	197.6	116.1	81.5	70.1%
Surgical Heart Valve Therapy	999.3	893.1	106.2	11.9%
Critical Care	928.1	855.0	73.1	8.5%
Total net sales	$6,004.8	$5,382.4	$622.4	11.6%

Transcatheter Aortic Valve Replacement

For the years ended December 31, 2023 and 2022
:
$3,879.8
$3,518.2
4,000
3,500
3,000
2,500
2,000
1,500
1,000
500
0
$ (Millions)
2023
2022

The increase in net sales of TAVR products was driven by:

•higher sales of the Edwards SAPIEN platform in 2023, primarily the Edwards SAPIEN 3 Ultra RESILIA valve in the United States and Japan, and the Edwards SAPIEN 3 Ultra valve in Europe and Rest of World;

partially offset by:

•foreign currency exchange rate fluctuations, which decreased net sales outside of the United States by $11.3 million primarily due to the weakening of the Japanese yen against the United States dollar, partially offset by the strengthening of the Euro against the United States dollar.

In March 2023, we launched the Edwards SAPIEN 3 Ultra RESILIA valve in Japan. In July 2023, we announced the restart of enrollment in our pivotal trial, ALLIANCE, designed to study our next generation TAVR technology, SAPIEN X4. In January 2024, we completed enrollment in our PROGRESS pivotal trial, studying the treatment of moderate aortic stenosis patients, and we received CE Mark approval for the Edwards SAPIEN 3 Ultra RESILIA valve in Europe.

Transcatheter Mitral and Tricuspid Therapies

For the years ended December 31, 2023 and 2022:
250
200
150
100
50
0
$ (Millions)
$197.6
$116.1
2023
2022

The increase in net sales of TMTT products was due primarily to the launch of our PASCAL system in the United States and its continued adoption in Europe.

During 2023, we continued to enroll the CLASP IIF pivotal trial with PASCAL for patients with functional mitral regurgitation. In mitral replacement, we completed enrollment in the ENCIRCLE pivotal trial for SAPIEN M3 and, in January 2024, we received FDA approval for a SAPIEN M3 continued access program. In tricuspid, we completed the enrollment of the full cohort of the TRISCEND II pivotal trial of the EVOQUE replacement system. In October 2023, we received CE Mark approval in Europe for EVOQUE and in February 2024 we received FDA approval for EVOQUE for the treatment of tricuspic regurgitation. In October 2023, we also received approval in Japan for PASCAL Precision to treat patients with degenerative mitral regurgitation. In addition, enrollment continued in the CLASP IITR pivotal trial with the PASCAL repair system in patients with symptomatic, severe tricuspid regurgitation.

Surgical Structural Heart

For the years ended December 31, 2023 and 2022:

$ (Millions)
1,200
1,000
800
600
400
200
0
$999.3
$893.1
2023
2022

Net sales of Surgical products increased in 2023 primarily due to sales of the INSPIRIS RESILIA aortic valve in the United States and Europe, and the MITRIS RESILIA valve in the United States. These increases were partially offset by the impact of foreign currency exchange rate fluctuations, which decreased net sales outside of the United States by $6.4 million, primarily due to the weakening of the Japanese yen against the United States dollar, partially offset by the strengthening of the Euro against the United States dollar.

We are continuing to enroll patients in our MOMENTIS clinical study to demonstrate the durability of RESILIA tissue in the mitral position. In October 2023, we received CE Mark approval for our MITRIS RESILIA mitral valve and have begun its launch in several European countries.

Critical Care

For the years ended December 31, 2023 and 2022:
$ (Millions)
1,000
800
600
400
200
0
$928.1
$855.0
2023
2022

The increase in net sales of Critical Care products was driven by:

•increased demand for our enhanced surgical recovery products and pressure monitoring products, primarily in the United States;

partially offset by:

•foreign currency exchange rate fluctuations, which decreased net sales outside of the United States by $10.3 million primarily due to the weakening of the Japanese yen against the United States dollar.

Gross Profit

For the years ended December 31, 2023 and 2022:
$4,625.0
$4,302.0
77.0%
79.9%
5,000
4,000
3,000
2,000
1,000
0
$ in millions
85
80
75
70
Percentage
2023
2022
Gross profit
Percent of net sales

The decrease in gross profit as a percentage of net sales in 2023 compared to 2022 was driven primarily by a 2.5 percentage point decrease from the impact of foreign currency exchange rate fluctuations, primarily the weakening of the United States dollar against multiple currencies, partially offset by the strengthening of the United States dollar against the Japanese yen.

Selling, General, and Administrative ("SG&A") Expenses

For the years ended December 31, 2023 and 2022:

2,100
1,800
1,500
1,200
900
600
300
0
$ in millions
$1,824.6
$1,567.6
30.4%
29.1%
2023
2022
40
35
30
25
20
Percentage
SG&A
Percent of net sales

SG&A expenses increased in 2023 compared to 2022 due primarily to higher performance-based compensation and higher field-based personnel-related costs in support of our growth strategy and patient activation initiatives, primarily related to TAVR and TMTT in the United States and Europe.

Research and Development ("R&D") Expenses

For the years ended December 31, 2023 and 2022:

$ in millions
1,200
900
600
300
0
Percentage
30
25
20
15
10
$1,071.8
$945.2
17.8%
17.6%
2023
2022
R&D
Percent of net sales

R&D expenses increased in 2023 compared to 2022 due primarily to continued investments in our transcatheter innovations, including increased clinical trial activity.

Intellectual Property Agreement and Litigation Expense

We incurred intellectual property agreement and litigation expenses of $203.5 million and $15.8 million during 2023 and 2022, respectively. On April 12, 2023, we entered into an Intellectual Property Agreement (the "Intellectual Property Agreement") with Medtronic, Inc. ("Medtronic") and recorded a $37.0 million charge in March 2023 and a $139.0 million charge in April 2023. For more information, see Note 3 to the "Consolidated Financial Statements."

Change in Fair Value of Contingent Consideration Liabilities, net

The change in fair value of contingent consideration liabilities resulted in gains of $26.2 million and $35.8 million during 2023 and 2022, respectively. The gains in 2023 were primarily due to changes in projected probabilities of milestone achievement. The gains in 2022 were due to changes in projected probabilities of milestone achievement and our decision in the third quarter of 2022 to exit our HARPOON surgical mitral repair system program.

Special Charge and Separation Costs

On December 7, 2023, we announced our intention to complete a tax-free spin-off of our Critical Care product group as a separate publicly traded company to Edwards Lifesciences' shareholders. We recorded a charge of $17.2 million, primarily related to costs incurred for consulting, legal, tax, and other professional advisory services associated with the planned spin-off.

In September 2022, in connection with our decision to exit our HARPOON surgical mitral repair system program, we recorded a charge of $62.3 million, of which $60.7 million was included in "Special Charges and Separation Costs" and $1.6 million was included in "Cost of Sales" on the consolidated statements of operations. The charge primarily related to the full impairment of intangible assets associated with the technology for $52.7 million and other related exit costs.

For more information, see Note 4 to the "Consolidated Financial Statements."

Interest Expense

Interest expense was $17.6 million and $19.2 million in 2023 and 2022, respectively. The decrease in interest expense resulted primarily from higher capitalized interest related to facilities construction.

Interest Income

Interest income was $67.2 million and $35.5 million in 2023 and 2022, respectively. The increase in interest income resulted primarily from a higher average yield on our investments.

Other Income, net

Other income was $14.4 million and $2.6 million in 2023 and 2022, respectively. The increase in other income was driven primarily by higher forward points from derivative instruments entered into to offset foreign currency revaluation of mainly global intercompany receivable and payable balances.

Provision for Income Taxes
($ in millions)

	Years Ended December 31,		Change
	2023	2022	$	%
Provision for income taxes	$198.7	$245.5	$(46.8)	(19.1)%
Effective tax rate	12.4%	13.9%

Our effective income tax rate in 2023 and 2022 was 12.4% and 13.9%, respectively. Our effective tax rate for 2023 decreased in comparison to 2022 primarily due to the impact of temporary relief provided by the Internal Revenue Service ("IRS") relating to U.S. foreign tax credit regulations. On July 21, 2023, the IRS issued Notice 2023-55 which delayed the application of certain U.S. foreign tax credit regulations that had previously limited our ability to claim credits on certain foreign taxes for tax years 2022 and 2023. In addition, there was a tax benefit from the Intellectual Property Agreement with Medtronic (see Note 3 to the "Consolidated Financial Statements"), partially offset by a reduced tax benefit from employee share-based compensation. The effective rates for 2023 and 2022 were lower than the federal statutory rate of 21% primarily due to (1) foreign earnings taxed at lower rates, (2) Federal and California research and development credits, and (3) the tax benefit from employee share-based compensation.

As of December 31, 2023, we had $211.3 million of gross California research expenditure tax credits that we expect to use in future periods. The credits may be carried forward indefinitely. Based upon anticipated future taxable income, we expect that it is more likely than not that all California research expenditure tax credits will be utilized, although the utilization of the full benefit is expected to occur over a number of years into the distant future.

As of December 31, 2023, our gross uncertain tax positions were $583.9 million. We estimate that these liabilities would be reduced by $250.7 million from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, and timing adjustments. The net amount of $333.2 million, if not required, would favorably affect our effective tax rate.

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

We executed an Advance Pricing Agreement ("APA") in 2018 between the United States and Switzerland governments for tax years 2009 through 2020 covering various, but not all, transfer pricing matters. The unagreed transfer pricing matters, namely Surgical Structural Heart and Transcatheter Aortic Valve Replacement (collectively "Surgical/TAVR") intercompany royalty transactions, then reverted to IRS Examination for further consideration as part of the respective years' regular tax audits. In addition, we executed other bilateral APAs as follows: during 2017, an APA between the United States and Japan covering tax years 2015 through 2019; and during 2018, APAs between Singapore and Japan and between Switzerland and Japan covering tax years 2015 through 2019. We have filed to renew all three of the APAs with Japan for the years 2020 and forward. An APA between Switzerland and Japan covering tax years 2020 through 2024 was executed in 2021. An APA between the United States and Japan covering tax years 2020 through 2024 was executed in 2023. The execution of some or all these APA renewals depends on many variables outside of our control.

The audits of our United States federal income tax returns through 2014 have been closed. The IRS audit field work for the 2015 through 2017 tax years was completed during the second quarter of 2021, except for certain transfer pricing and related matters. The IRS is currently examining the 2018 through 2020 tax years.

The audits of our material state, local, and foreign income tax matters have been concluded for years through 2015. While not material, we continue to address matters in India for years from 2010 and on.

During 2021, we received a Notice of Proposed Adjustment (“NOPA”) from the IRS for the 2015 through 2017 tax years relating to transfer pricing involving Surgical/TAVR intercompany royalty transactions between our United States and Switzerland subsidiaries. The NOPA proposed a substantial increase to our United States taxable income, which could result in additional tax expense for this period of approximately $230.0 million and represented a departure from a transfer pricing method we had previously agreed upon with the IRS. We have disagreed with the NOPA and pursued an administrative appeal with the IRS Independent Office of Appeals ("Appeals"). The opening conference was held with Appeals during March 2023 and discussions with Appeals continued into the third quarter of 2023. The Appeals process culminated in the third quarter of 2023 when we and Appeals concluded that a satisfactory resolution of the matter at the administrative level was not possible.

During the fourth quarter of 2023, Appeals issued a notice of deficiency ("NOD") increasing our 2015 through 2017 United States federal income tax in amounts resulting from the income adjustments previously reflected in the NOPA. The additional tax sought in excess of our filing position is $269.3 million before consideration of interest and a repatriation tax offset.

We plan to vigorously contest the additional tax claimed by the IRS through the judicial process. Final resolution of this matter is not likely within the next 12 months. We believe the amounts previously accrued related to this uncertain tax position are appropriate for a number of reasons, including the interpretation and application of relevant tax law and accounting standards to our facts and, accordingly, have not accrued any additional amount based on the NOD and other proceedings to date. Nonetheless, the outcome of the judicial process cannot be predicted with certainty, and it is possible that the outcome of that process could have a material impact on our consolidated financial statements. As noted below, similar material tax disputes may arise for the 2018 through 2023 tax years. While no payment of any amount related to the NOPA or NOD has yet been required, we made a partial deposit in November 2022 to prevent the further accrual of interest on that portion of any additional tax we may ultimately be found to owe. We intend to make an additional deposit in the range of $200 million to $300 million with the IRS by the second quarter of 2024 in order to further mitigate interest on potential tax liabilities while we prepare to contest through the judicial process the IRS's entitlement to any of the additional tax claimed by the IRS.

Surgical/TAVR intercompany royalty transactions covering tax years 2018 through 2023 remain subject to IRS examination, and those transactions and related tax positions remain uncertain as of December 31, 2023. We have considered this information, as well as information regarding the NOD and other proceedings described above, in our evaluation of our uncertain tax positions. The impact of these unresolved transfer pricing matters, net of any correlative tax adjustments, may be significant to our consolidated financial statements. Based on the information currently available and numerous possible outcomes, we cannot reasonably estimate what, if any, changes in our existing uncertain tax positions may occur in the next 12 months and, therefore, have continued to record the uncertain tax positions as a long-term liability.

We have received tax incentives in certain non-United States tax jurisdictions, the primary benefit for which will expire in 2029. The tax reductions as compared to the local statutory rates were $333.2 million ($0.55 per diluted share) and $247.4 million ($0.40 per diluted share) for the years ended December 31, 2023 and 2022, respectively.

Many countries are implementing some or all the Organisation for Economic Co-operation and Development’s Base Erosion and Profit Shifting Two-Pillar response to tax challenges arising from the digitalization of the global economy. While we continue to evaluate those countries’ implementations, we do not expect those implementations to have a material impact on our consolidated financial statements in 2024.

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

The Tax Cuts and Jobs Act of 2017 (the "2017 Act") included extensive changes to the international tax regime. The 2017 Act required a deemed repatriation of post-1986 undistributed foreign earnings and profits. The one-time transition tax liability, as adjusted, is payable in three remaining annual installments, as outlined in the contractual obligations table presented under "Material Cash Requirements" below. As of December 31, 2023, we had a remaining tax obligation of $141.4 million related to the deemed repatriation. See Note 18 to the "Consolidated Financial Statements" for additional information about the one-time transition tax.

As of December 31, 2023, cash and cash equivalents and short-term investments held in the United States and outside of the United States were $1,097.1 million and $547.4 million, respectively. During 2023, we repatriated cash of $790.0 million. We assert that $1.0 billion of our foreign earnings continue to be permanently reinvested and our intent is to repatriate, in the future, $1.2 billion of our foreign earnings as of December 31, 2023. The estimated net tax liability on the indefinitely reinvested earnings if repatriated is $5.1 million.

We have a Five-year Credit Agreement (the "Credit Agreement") which provides for a $750.0 million multi-currency unsecured revolving credit facility and matures on July 15, 2027. We may increase the amount available under the Credit Agreement by up to an additional $250.0 million in the aggregate and extend the maturity date for an additional year, subject to agreement of the lenders. As of December 31, 2023, no amounts were outstanding under the Credit Agreement.

In June 2018, we issued $600.0 million of 4.3% fixed-rate unsecured senior notes (the "2018 Notes") due June 15, 2028. We may redeem the 2018 Notes, in whole or in part, at any time and from time to time at specified redemption prices. As of December 31, 2023, we have not elected to redeem any of the 2018 Notes. As of December 31, 2023, the carrying value of the 2018 Notes was $597.0 million. For further information on our debt, see Note 11 to the "Consolidated Financial Statements."

From time to time, we repurchase shares of our common stock under share repurchase programs authorized by the Board of Directors. We consider several factors in determining when to execute share repurchases, including, among other things, expected dilution from stock plans, cash capacity, and the market price of our common stock. During 2023, under the Board authorized repurchase program, we repurchased a total of 11.3 million shares at an aggregate cost of $867.1 million. As of December 31, 2023, we had remaining authority to purchase $1.0 billion of our common stock under the share repurchase program.

On April 12, 2023, we entered into the Intellectual Property Agreement with Medtronic pursuant to which the parties agreed to a 15-year global covenant not to sue ("CNS") for infringement of certain patents in the structural heart space owned or controlled by each other. In consideration for the global CNS, we paid Medtronic a one-time, lump sum payment of $300.0 million and are paying annual royalty payments that are tied to net sales of certain Edwards products. For more information, see Note 3 to the "Consolidated Financial Statements."

On February 28, 2023, we acquired a majority equity interest in a medical technology company. In addition, we amended and restated our previous option agreement with the medical technology company. The option agreement gives us the option to acquire the remaining equity interest in the medical technology company. For more information, see Note 8 to the "Consolidated Financial Statements."

We have purchased options to acquire and have agreed to provide promissory notes to various entities. These arrangements could result in additional cash outlays in the future should we decide to exercise the options or should the entities draw on the promissory notes. For further information, see Note 8 to the "Consolidated Financial Statements."

On July 12, 2020, we reached a settlement agreement with Abbott to settle all outstanding patent disputes between the companies in cases related to transcatheter mitral and tricuspid repair products. The settlement agreement resulted in us recording an estimated $367.9 million pretax charge in June 2020 related to past damages. In addition, we will incur royalty expenses through May 2024 totaling an estimated $70 million. We made a one-time $100.0 million payment to Abbott in July 2020, and are making quarterly payments in subsequent years.

Consolidated Cash Flows - For the twelve months ended December 31, 2023 and 2022
Net cash flows provided by operating activities of $895.8 million for 2023 decreased $322.4 million from 2022 due primarily to a $300.0 million payment in 2023 under the Intellectual Property Agreement, partially offset by a higher bonus payout in 2022 associated with 2021 performance.

Net cash provided by investing activities of $173.8 million in 2023 consisted primarily of net proceeds from investments of $627.9 million, partially offset by capital expenditures of $253.0 million and payments of $95.2 million to acquire a majority interest in another company. For further information, see Note 9 to the "Consolidated Financial Statements."

Net cash provided by investing activities of $252.3 million in 2022 consisted primarily of net proceeds from investments of $661.0 million, partially offset by capital expenditures of $244.6 million and payments of $109.6 million for options to acquire other companies. For further information, see Note 8 to the "Consolidated Financial Statements."

We currently anticipate making capital expenditures of approximately $300.0 million in 2024 as we continue to invest in our operations.
Net cash used in financing activities of $711.0 million in 2023 consisted primarily of purchases of treasury stock of $879.6 million, partially offset by proceeds from stock plans of $169.9 million.

Net cash used in financing activities of $1.6 billion in 2022 consisted primarily of purchases of treasury stock of $1.7 billion, partially offset by proceeds from stock plans of $146.4 million.

Material Cash Requirements

A summary of our material cash requirements as of December 31, 2023 is as follows (in millions):

	Payments Due by Period
Contractual Obligations	Total	Year 1	Years 2-3	Years 4-5	After 5 Years
Debt	$600.0	$—	$—	$600.0	$—
Operating leases	105.8	26.8	35.9	22.4	20.7
Interest on debt	87.7	19.8	39.7	28.2	—
Transition tax on unremitted foreign earnings and profits (a)	141.4	62.8	78.6	—	—
Litigation settlement obligation (minimum payments)	112.5	50.0	62.5	—	—
Pension obligations (b)	2.7	2.7	—	—	—
Purchase and other commitments (c)	106.3	34.5	46.5	24.7	0.6
Total contractual cash obligations (d), (e)	$1,156.4	$196.6	$263.2	$675.3	$21.3
_______________________________________________________________________________
(a)     As of December 31, 2023, we had recorded $141.4 million of income tax liabilities related to the one-time transition tax that resulted from the enactment of the 2017 Act. The transition tax is due in eight annual installments, with the first six installments paid in 2018 through 2023. The remaining installment amounts will be equal to 20% of the total liability payable in 2024 and 25% in 2025. See Note 18 to the "Consolidated Financial Statements" for additional information about the one-time transition tax.

(b)    The amount included in "Less Than 1 Year" reflects anticipated contributions to our various pension plans. Anticipated contributions beyond one year are not determinable. The total accrued benefit liability for our pension plans recognized as of December 31, 2023 was $36.2 million. This amount is impacted by, among other items, pension expense funding levels, changes in plan demographics and assumptions, and investment returns on plan assets. Therefore, we are unable to make a reasonably reliable estimate of the amount and period in which the liability might be paid, and did not include this amount in the contractual obligations table. See Note 14 to the "Consolidated Financial Statements" for further information.

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

(d)    As of December 31, 2023, the gross liability for uncertain tax positions, including interest, was $655.2 million and relates primarily to transfer pricing matters. Based upon the information currently available and numerous possible outcomes, we cannot reasonably estimate the amount and period in which the liability might be paid, and did not include this amount in the contractual obligations table. In addition, we plan to vigorously contest through the judicial process the additional tax claimed by the IRS related to transfer pricing issues for the 2015 through 2017 tax years which may require additional cash outflows. See Note 18 to the "Consolidated Financial Statements" for further information on these matters.

(e)    We acquire assets still in development, enter into research and development arrangements, acquire businesses, and sponsor certain clinical trials that often require milestone, royalty, or other future payments to third-parties, contingent upon the occurrence of certain future events. In situations where we have no ability to influence the achievement of the milestone or otherwise avoid the payment, we have included those payments in the table above. However, we have excluded from the table contingent milestone payments and other contingent liabilities for which we cannot reasonably predict future payments or for which we can avoid making payment by unilaterally deciding to stop development of a product or cease progress of a clinical trial. We estimate that these contingent payments could be up to $1.6 billion if all milestones or other contingent obligations are met. This amount includes certain milestone-based contingent obligations that may be paid through a combination of cash and issuance of common stock, and certain sales-based royalties in excess of minimum payment thresholds related to litigation settlements.

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

For additional details on our income taxes, see Note 2 and Note 18 to the "Consolidated Financial Statements."

Legal Contingencies

We are or may be a party to, or may otherwise be responsible for, pending or threatened lawsuits, including those related to products and services currently or formerly manufactured or performed by us, workplace and employment matters, matters involving real estate, our operations or health care regulations, or governmental investigations. We accrue for loss contingencies to the extent that we conclude that it is probable that a loss will be incurred and the amount of the loss can be reasonably estimated. If a reasonable estimate of a known or probable loss cannot be made, but a range of probable losses can be estimated, the low-end of the range of losses is recognized if no amount within the range is a better estimate than any other. If we determine that a loss is possible, but not probable, and the range of the loss can be reasonably determined, then we disclose the range of the possible loss. These matters raise difficult and complex factual and legal issues and are subject to many uncertainties, including, but not limited to, the facts and circumstances of each particular case or claim, the jurisdiction in which each suit is brought, and differences in applicable law. As such, significant judgment is required in determining our legal accruals. We describe our legal proceedings in Note 19 to the "Consolidated Financial Statements."

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. Our investment strategy is focused on preserving capital and supporting our liquidity requirements, while earning a reasonable market return. We invest in a variety of debt securities, primarily time deposits, commercial paper, United States and foreign government and agency securities, asset-backed securities, corporate debt securities, and municipal debt securities. The market value of our investments may decline if current market interest rates rise. As of December 31, 2023, we had $963.2 million of investments in debt securities which had an average remaining term to maturity of 0.53 years. Taking into consideration the average maturity of our debt securities, a hypothetical 0.5% to 1.0% absolute increase in interest rates at December 31, 2023 would have resulted in a $3.2 million to $6.5 million decrease in the fair value of these investments. Such a decrease would only result in a realized loss if we choose or are forced to sell the investments before the scheduled maturity, which we currently do not anticipate.

For more information related to investments, see Note 7 to the "Consolidated Financial Statements."

We are also exposed to interest rate risk on our debt obligations. As of December 31, 2023, we had $600.0 million of 2018 Notes outstanding that carry a fixed rate, and also had available a $750.0 million Credit Agreement that carries a variable interest rate based on the Secured Overnight Financing Rate ("SOFR"). As of December 31, 2023, there were no borrowings outstanding under the Credit Agreement. Based on our December 31, 2023 variable debt levels, a hypothetical 1.0% absolute increase in floating market interest rates would not have impacted our interest expense since we had no variable debt outstanding during the year. As of December 31, 2023, a hypothetical 1.0% absolute increase in market interest rates would decrease the fair value of the fixed-rate debt by approximately $23.1 million. This hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt.

For more information related to outstanding debt obligations, see Note 11 to the "Consolidated Financial Statements."

Currency Risk

We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances and results of our non-United States subsidiaries into United States dollars, currency gains and losses related to intercompany and third-party transactions denominated in currencies other than a subsidiary's functional currency, and currency gains and losses associated with global intercompany receivable and payable balances. Our principal currency exposures relate to the Euro and the Japanese yen. Our objective is to minimize the volatility of our exposure to these risks through a combination of normal operating and financing activities and the use of derivative financial instruments in the form of foreign currency forward exchange contracts and cross currency swap contracts. The total notional amount of our derivative financial instruments entered into for foreign currency management purposes at December 31, 2023 was $2.1 billion. A hypothetical 10% increase (or decrease) in the value of the United States dollar against all hedged currencies would increase (or decrease) the fair value of these derivative contracts by $165.5 million. Any gains or losses on the fair value of derivative contracts would generally be offset by gains and losses on the underlying transactions and the net investment, so the net impact would not be significant to our financial condition or results of operations.

For more information related to outstanding foreign exchange contracts, see Note 2 and Note 13 to the "Consolidated Financial Statements."

Credit Risk

Derivative financial instruments involve credit risk in the event the financial institution counterparty should default. It is our policy to execute such instruments with major financial institutions that we believe to be creditworthy. At December 31, 2023, all derivative financial instruments were with bank counterparties assigned investment grade ratings by national rating agencies. We further diversify our derivative financial instruments among counterparties to minimize exposure to any one of these entities. We have not experienced a counterparty default and do not anticipate any non-performance by our current derivative counterparties.

Concentrations of Risk

We invest excess cash in a variety of debt securities, and diversify the investments amongst financial institutions. Our investment policy limits the amount of credit exposure to any one issuer.

In the normal course of business, we provide credit to customers in the health care industry, perform credit evaluations of these customers, and maintain allowances for potential credit losses, which have historically been adequate compared to actual losses. In 2023, we had no customers that represented 10% or more of our total net sales or accounts receivable, net.

Investment Risk

We are exposed to investment risks related to changes in the underlying financial condition and credit capacity of certain of our investments. As of December 31, 2023, we had $963.2 million of investments in debt securities of various companies, of which $462.7 million were long-term. In addition, we had $121.2 million of investments in equity instruments. Should these companies experience a decline in financial performance, financial condition or credit capacity, or fail to meet certain development milestones, a decline in the investments' value may occur, resulting in unrealized or realized losses. See Note 7 to the "Consolidated Financial Statements" for additional information.

Item 8.    Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	44

Financial Statements:

Consolidated Balance Sheets as of December 31, 2023 and 2022	46

For the Years Ended December 31, 2023, 2022, and 2021:

Consolidated Statements of Operations	47

Consolidated Statements of Comprehensive Income	48

Consolidated Statements of Cash Flows	49

Consolidated Statements of Stockholders' Equity	50

Notes to Consolidated Financial Statements	51

All other schedules are omitted as they are not applicable or the required information is furnished in the Consolidated Financial Statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Edwards Lifesciences Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Edwards Lifesciences Corporation and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Uncertain Tax Positions Related to Intercompany Transfer Pricing

As described in Note 18 to the consolidated financial statements, the Company had an uncertain gross tax position liability balance of $583.9 million as of December 31, 2023, of which a majority is related to intercompany transfer pricing. As disclosed by management, the Company is subject to income taxes in the United States and numerous foreign jurisdictions. The Company’s income tax returns in these jurisdictions are periodically audited by domestic and foreign tax authorities. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income amongst various tax jurisdictions. Significant judgment is required by management in evaluating uncertain tax positions, including estimating the ultimate resolution to intercompany pricing controversies between countries when there are numerous possible outcomes.

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
February 12, 2024

We have served as the Company’s auditor since 1999.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$1,144.0	$769.0
Short-term investments (Note 7)	500.5	446.3
Accounts receivable, net of allowances of $8.3 and $7.9, respectively	775.1	643.0
Other receivables	61.8	56.1
Inventories (Note 5)	1,168.2	875.5
Prepaid expenses	146.8	110.0
Other current assets	239.3	195.9
Total current assets	4,035.7	3,095.8
Long-term investments (Note 7)	583.9	1,239.0
Property, plant, and equipment, net (Note 5)	1,749.4	1,632.8
Operating lease right-of-use assets (Note 6)	94.0	92.3
Goodwill (Note 10)	1,253.5	1,164.3
Other intangible assets, net (Note 10)	428.4	285.2
Deferred income taxes	754.6	484.0
Other assets	463.7	299.1
Total assets	$9,363.2	$8,292.5
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$201.4	$201.9
Accrued and other liabilities (Note 5)	969.1	795.0
Operating lease liabilities (Note 6)	24.9	25.5
Total current liabilities	1,195.4	1,022.4
Long-term debt (Note 11)	597.0	596.3
Contingent consideration liabilities (Note 12)	—	26.2
Taxes payable (Note 18)	80.6	143.4
Operating lease liabilities (Note 6)	73.0	69.5
Uncertain tax positions (Note 18)	339.3	267.5
Litigation settlement accrual (Note 3)	94.2	143.0
Other liabilities	264.3	217.5
Total liabilities	2,643.8	2,485.8
Commitments and contingencies (Notes 6, 11, and 19)
Stockholders' equity (Note 15)
Preferred stock, $0.01 par value, authorized 50.0 shares, no shares outstanding	—	—
Common stock, $1.00 par value, 1,050.0 shares authorized, 650.5 and 646.3 shares issued, and 601.1 and 608.3 shares outstanding, respectively	650.5	646.3
Additional paid-in capital	2,274.4	1,969.3
Retained earnings	8,992.4	7,590.0
Accumulated other comprehensive loss (Note 16)	(242.8)	(254.9)
Treasury stock, at cost, 49.4 and 38.0 shares, respectively	(5,024.5)	(4,144.0)
Total Edwards Lifesciences Corporation stockholders' equity	6,650.0	5,806.7
Noncontrolling interest (Note 9)	69.4	—
Total stockholders' equity	6,719.4	5,806.7
Total liabilities and stockholders' equity	$9,363.2	$8,292.5

 The accompanying notes are an integral part of these consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share information)

	Years Ended December 31,
	2023	2022	2021
Net sales	$6,004.8	$5,382.4	$5,232.5
Cost of sales	1,379.8	1,080.4	1,248.9
Gross profit	4,625.0	4,302.0	3,983.6
Selling, general, and administrative expenses	1,824.6	1,567.6	1,493.7
Research and development expenses	1,071.8	945.2	903.1
Intellectual property agreement and litigation expense (Note 3)	203.5	15.8	20.6
Change in fair value of contingent consideration liabilities (Note 12)	(26.2)	(35.8)	(124.1)
Special charge and separation costs (Note 4)	17.2	60.7	—
Operating income	1,534.1	1,748.5	1,690.3
Interest expense	17.6	19.2	18.4
Interest income	(67.2)	(35.5)	(17.4)
Other income, net (Note 17)	(14.4)	(2.6)	(12.7)
Income before provision for income taxes	1,598.1	1,767.4	1,702.0
Provision for income taxes (Note 18)	198.7	245.5	198.9
Net income	1,399.4	1,521.9	1,503.1
Net loss attributable to noncontrolling interest (Note 9)	(3.0)	—	—
Net income attributable to Edwards Lifesciences Corporation.	$1,402.4	$1,521.9	$1,503.1
Share information (Note 2):
Earnings per share attributable to Edwards Lifesciences Corporation:
Basic	$2.31	$2.46	$2.41
Diluted	$2.30	$2.44	$2.38
Weighted-average number of common shares outstanding attributable to Edwards Lifesciences Corporation:
Basic	606.7	619.0	623.3
Diluted	609.4	624.2	631.2

   The accompanying notes are an integral part of these consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Years Ended December 31,
	2023	2022	2021
Net income	$1,399.4	$1,521.9	$1,503.1
Other comprehensive income (loss), net of tax (Note 16):
Foreign currency translation adjustments	4.3	(46.3)	(50.1)
Unrealized (loss) gain on hedges	(23.1)	(5.9)	57.4
Unrealized pension (costs) credits	(9.9)	13.7	11.6
Unrealized gain (loss) on available-for-sale investments	40.8	(58.7)	(15.5)
Other comprehensive income (loss), net of tax	12.1	(97.2)	3.4
Comprehensive income	1,411.5	1,424.7	1,506.5
Comprehensive loss attributable to noncontrolling interest	(3.0)	—	—
Comprehensive income attributable to Edwards Lifesciences Corporation	$1,414.5	$1,424.7	$1,506.5

The accompanying notes are an integral part of these consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net income	$1,399.4	$1,521.9	$1,503.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	144.9	139.6	134.8
Non-cash operating lease cost	28.2	27.2	28.5
Stock-based compensation (Notes 2 and 15)	139.4	126.8	109.3
Impairment charges (Note 4)	—	55.1	4.0
Change in fair value of contingent consideration liabilities (Note 12)	(26.2)	(35.8)	(124.1)
Loss (gain) on investments, net	0.1	51.5	(36.8)
Deferred income taxes	(272.1)	(254.5)	(41.4)
Other	8.4	7.8	9.4
Changes in operating assets and liabilities:
Accounts and other receivables, net	(141.2)	(84.1)	(91.1)
Inventories	(289.0)	(213.4)	19.0
Prepaid expenses and other current assets	(81.8)	0.1	7.9
Accounts payable and accrued liabilities	146.0	(21.4)	195.2
Intellectual property agreement accrual	(33.0)	(45.0)	(29.2)
Income taxes	(5.8)	(5.6)	62.0
Long-term prepaid royalties (Note 3)	(109.9)	—	—
Other	(11.6)	(52.0)	(18.5)
Net cash provided by operating activities	895.8	1,218.2	1,732.1
Cash flows from investing activities
Capital expenditures	(253.0)	(244.6)	(325.8)
Purchases of held-to-maturity investments (Note 7)	(66.4)	(353.5)	(250.0)
Proceeds from sales and maturities of held-to-maturity investments (Note 7)	97.9	419.5	138.0
Purchases of available-for-sale investments (Note 7)	(9.1)	(315.8)	(1,629.3)
Proceeds from sales and maturities of available-for-sale investments (Note 7)	617.9	939.6	391.2
Business combination, net of cash (Note 9)	(95.2)	—	—
Payments for acquisition options (Note 8)	(30.0)	(109.6)	(13.1)
Issuances of notes receivable	(62.5)	(52.3)	(5.1)
Collections of notes receivable	—	18.0	20.0
Investments in intangible assets	(13.3)	(20.2)	(4.0)
Other	(12.5)	(28.8)	(44.4)
Net cash provided by (used in) investing activities	173.8	252.3	(1,722.5)
Cash flows from financing activities
Proceeds from issuance of debt	—	—	5.2
Payments on debt and finance lease obligations	(0.3)	(0.2)	(7.0)
Purchases of treasury stock	(879.6)	(1,727.1)	(512.8)
Proceeds from stock plans	169.9	146.4	158.6
Other	(1.0)	(3.6)	(0.3)
Net cash used in financing activities	(711.0)	(1,584.5)	(356.3)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	16.8	19.2	13.9
Net increase (decrease) in cash, cash equivalents, and restricted cash	375.4	(94.8)	(332.8)
Cash, cash equivalents, and restricted cash at beginning of year	772.6	867.4	1,200.2
Cash, cash equivalents, and restricted cash at end of year (Note 5)	$1,148.0	$772.6	$867.4

The accompanying notes are an integral part of these consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)

	Common Stock		Treasury Stock
	Shares	Par Value	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Edwards Lifesciences Corporation Stockholders' Equity	Noncontrolling Interest	Total Stockholders'Equity
BALANCE AT DECEMBER 31, 2020	636.4	$636.4	12.1	$(1,904.1)	$1,438.1	$4,565.0	$(161.1)	$4,574.3	$—	$4,574.3
Net income						1,503.1		1,503.1		1,503.1
Other comprehensive loss, net of tax							3.4	3.4		3.4
Common stock issued under equity plans	5.6	5.6			153.0			158.6		158.6
Stock-based compensation expense					109.3			109.3		109.3
Purchases of treasury stock			5.8	(512.8)				(512.8)		(512.8)
BALANCE AT DECEMBER 31, 2021	642.0	642.0	17.9	(2,416.9)	1,700.4	6,068.1	(157.7)	5,835.9	—	5,835.9
Net income						1,521.9		1,521.9	—	1,521.9
Other comprehensive income, net of tax							(97.2)	(97.2)		(97.2)
Common stock issued under equity plans	4.3	4.3			142.1			146.4		146.4
Stock-based compensation expense					126.8			126.8		126.8
Purchases of treasury stock			20.1	(1,727.1)				(1,727.1)		(1,727.1)
BALANCE AT DECEMBER 31, 2022	646.3	646.3	38.0	(4,144.0)	1,969.3	7,590.0	(254.9)	5,806.7	—	5,806.7
Net income (loss)						1,402.4		1,402.4	(3.0)	1,399.4
Other comprehensive loss, net of tax							12.1	12.1		12.1
Common stock issued under equity plans	4.2	4.2			165.7			169.9		169.9
Stock-based compensation expense					139.4			139.4		139.4
Purchases of treasury stock			11.4	(880.5)				(880.5)		(880.5)
Changes to noncontrolling interest (Note 9)								—	72.4	72.4
BALANCE AT DECEMBER 31, 2023	650.5	$650.5	49.4	$(5,024.5)	$2,274.4	$8,992.4	$(242.8)	$6,650.0	$69.4	$6,719.4

The accompanying notes are an integral part of these consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS

Edwards Lifesciences Corporation ("Edwards Lifesciences," "Edwards," or the "Company") conducts operations worldwide and is managed in the following geographical regions: United States, Europe, Japan, and Rest of World. Edwards Lifesciences is focused on technologies that treat structural heart disease and critically ill patients. The products and technologies provided by Edwards Lifesciences are categorized into the following main groups: Transcatheter Aortic Valve Replacement ("TAVR"), Transcatheter Mitral and Tricuspid Therapies ("TMTT"), Surgical Structural Heart ("Surgical"), and Critical Care. On December 7, 2023, the Company announced its intention to complete a tax-free spin-off of its Critical Care product group around the end of 2024. The planned separation will enable the Company to pursue expanded opportunities for TAVR, TMTT, and Surgical patients, as well as new investments in interventional heart failure technologies.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Edwards Lifesciences, its wholly-owned subsidiaries, and variable interest entities for which the Company is the primary beneficiary (see Note 8). The Company attributes the net income or losses of its consolidated variable interest entities to controlling and noncontrolling interests using the hypothetical liquidation at book value method. All intercompany accounts and transactions have been eliminated in consolidation.

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

The Company generates nearly all of its revenue from direct product sales and sales of products under consignment arrangements. Revenue from direct product sales is recognized at a point in time when the performance obligation is satisfied upon delivery of the product. Revenue from sales of consigned inventory is recognized at a point in time when the performance obligation is satisfied once the product has been implanted or used by the customer. The Company periodically reviews consignment inventories to confirm the accuracy of customer reporting. The Company also generates a small portion of its revenue from service contracts, which is recognized ratably over the term of the contracts. Sales taxes and other similar taxes that the Company collects concurrent with revenue-producing activities are excluded from revenue. The Company does not typically have any significant unusual payment terms beyond 90 days in its contracts with customers. In addition, the Company

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

receives royalty payments for the licensing of certain intellectual property and recognizes the royalty when the subsequent sale of product using the intellectual property occurs.

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

The Company sells separately priced service contracts, which range from 12 to 36 months, to owners of its hemodynamic monitors. The Company invoices the customer the total amount of consideration at the inception of the contract and recognizes revenue ratably over the term of the contract. As of December 31, 2023 and 2022, $13.3 million and $10.6 million, respectively, of deferred revenue associated with outstanding service contracts was recorded in “Accrued and Other Liabilities” and "Other Liabilities." During 2023, the Company recognized as revenue $7.6 million that was included in the balance of deferred revenue as of December 31, 2022, and during 2022, the Company recognized as revenue $7.2 million that was included in the balance of deferred revenue as of December 31, 2021.

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

Shipping and Handling Costs

Shipping costs, which are costs incurred to physically move product from the Company's premises or third party distribution centers, including storage, to the customer's premises, are included in "Selling, General, and Administrative Expenses." Handling costs, which are costs incurred to store at the Company's premises, move, and prepare products for shipment, are included in "Cost of Sales." For the years ended December 31, 2023, 2022, and 2021, shipping costs of $99.4 million, $87.4 million, and $85.3 million, respectively, were included in "Selling, General, and Administrative Expenses."

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

Debt securities in an unrealized loss position are written down to fair value through "Other Income, net" if the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. For debt securities in an unrealized loss position that do not meet the aforementioned criteria, the Company assesses whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the length of time and the extent to which the security's fair value has been below cost, changes to the rating of the security by a rating agency, and any adverse conditions specifically related to the security, among other factors. When a credit loss exists, the Company compares the present value of cash flows expected to be collected from the debt security to the amortized cost basis of the security to determine the allowance amount that should be recorded, if any.

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

The Company allocates to inventory general and administrative costs that are related to the production process. These costs include insurance, manufacturing accounting and human resources personnel, and information technology. During the years ended December 31, 2023, 2022, and 2021, the Company allocated $96.9 million, $88.1 million, and $77.9 million, respectively, of general and administrative costs to inventory. General and administrative costs included in inventory at December 31, 2023 and 2022 were $45.7 million and $43.7 million, respectively.

At December 31, 2023 and 2022, $164.6 million and $128.6 million, respectively, of the Company's finished goods inventories were held on consignment.

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

Depreciation expense for property, plant, and equipment was $138.9 million, $133.9 million, and $127.0 million for the years ended December 31, 2023, 2022, and 2021, respectively.

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

Impairment of Goodwill and Long-lived Assets

Goodwill is reviewed for impairment annually in the fourth quarter of each fiscal year, or whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the Company performs a quantitative impairment test. The Company determined, after performing a qualitative review of each reporting unit, that it is more likely than not that the fair value of each of its reporting units substantially exceeds the respective carrying amounts. Accordingly, in 2023, 2022, and 2021, the Company did not record any goodwill impairment loss.

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

In 2022, the Company recorded a $52.7 million impairment of certain developed technology and in-process research and development assets. For further information, see Note 4 and Note 9. In 2023 and 2021, the Company did not record any impairment loss related to its in-process research and development assets.

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

The table below presents the computation of basic and diluted earnings per share (in millions, except for per share information):

	Years Ended December 31,
	2023	2022	2021
Basic:
Net income attributable to Edwards Lifesciences Corporation	$1,402.4	$1,521.9	$1,503.1
Weighted-average shares outstanding	606.7	619.0	623.3
Basic earnings per share	$2.31	$2.46	$2.41
Diluted:
Net income attributable to Edwards Lifesciences Corporation	$1,402.4	$1,521.9	$1,503.1
Weighted-average shares outstanding	606.7	619.0	623.3
Dilutive effect of stock plans	2.7	5.2	7.9
Dilutive weighted-average shares outstanding	609.4	624.2	631.2
Diluted earnings per share	$2.30	$2.44	$2.38

Outstanding stock options, unvested restricted stock units, and unvested market-based restricted stock units to purchase approximately 6.6 million, 3.6 million, and 1.8 million shares for the years ended December 31, 2023, 2022, and 2021,

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

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

Total stock-based compensation expense was as follows (in millions):

	Years Ended December 31,
	2023	2022	2021
Cost of sales	$23.6	$22.8	$20.4
Selling, general, and administrative expenses	82.4	75.3	65.6
Research and development expenses	33.4	28.7	23.3
Total stock-based compensation expense	139.4	126.8	109.3
Income tax benefit	(24.1)	(21.6)	(18.9)
Total stock-based compensation expense, net of tax	$115.3	$105.2	$90.4

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

The Company uses foreign currency forward exchange contracts and cross currency swap contracts to manage its exposure to changes in currency exchange rates from (1) future cash flows associated with intercompany transactions and certain local currency expenses expected to occur within approximately 1 year (designated as cash flow hedges), (2) its net investment in certain foreign subsidiaries (designated as net investment hedges) and (3) foreign currency denominated assets or liabilities (designated as fair value hedges). The Company also uses foreign currency forward exchange contracts that are not designated as hedging instruments to offset the transaction gains and losses associated with the revaluation of certain assets and liabilities denominated in currencies other than their functional currencies, resulting principally from intercompany and local currency transactions.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

All derivative financial instruments are recognized at fair value in the consolidated balance sheets. For each derivative instrument that is designated as a fair value hedge, the gain or loss on the derivative included in the assessment of hedge effectiveness is recognized immediately to earnings, and offsets the loss or gain on the underlying hedged item. The Company reports in "Accumulated Other Comprehensive Loss" the gain or loss on derivative financial instruments that are designated, and that qualify, as cash flow hedges. The Company reclassifies these gains and losses into earnings in the same line item and in the same period in which the underlying hedged transactions affect earnings. Changes in the fair value of net investment hedges are reported in "Accumulated Other Comprehensive Loss" as a part of the cumulative translation adjustment and would be reclassified into earnings if the underlying net investment is sold or substantially liquidated. The portion of the change in fair value related to components excluded from the hedge effectiveness assessment are amortized into earnings over the life of the derivative. The gains and losses on derivative financial instruments for which the Company does not elect hedge accounting treatment are recognized in the consolidated statements of operations in each period based upon the change in the fair value of the derivative financial instrument. Upon settlement, cash flows from net investment hedges are reported as investing activities in the consolidated statements of cash flows, and cash flows from all other derivative financial instruments are reported as operating activities.

New Accounting Standards Not Yet Adopted

In December 2023, the Financial Accounting Standards Board ("FASB") issued an amendment to the accounting guidance on income taxes which requires entities to provide additional information in the rate reconciliation and additional disaggregated disclosures about income taxes paid. This guidance requires public entities to disclose in their rate reconciliation table additional categories of information about federal, state, and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold. The guidance is effective for annual periods beginning after December 15, 2024. The Company does not expect the adoption of this guidance to impact its financial statements, but the guidance will impact its income tax disclosures.

In November 2023, the FASB issued an amendment to the accounting guidance on segment reporting. The amendments require disclosure of significant segment expenses and other segment items and requires entities to provide in interim periods all disclosures about a reportable segment's profit or loss and assets that are currently required annually. The amendment also requires disclosure of the title and position of the chief operating decision maker ("CODM") and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Retrospective application is required, and early adoption is permitted. The Company is curently evaluating the impact the guidance will have on its consolidated financial statements.

In March 2023, the FASB issued an amendment to the accounting guidance on investments in tax credit structures to allow entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. The guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial results or disclosures.

3.    INTELLECTUAL PROPERTY AGREEMENT AND EXPENSE

The Company incurred intellectual property litigation expenses, including settlements and external legal costs, of $203.5 million, $15.8 million and $20.6 million during 2023, 2022 and 2021, respectively.

On April 12, 2023, Edwards entered into an Intellectual Property Agreement (the "Intellectual Property Agreement") with Medtronic, Inc. ("Medtronic") pursuant to which the parties agreed to a 15-year global covenant not to sue ("CNS") for infringement of certain patents in the structural heart space owned or controlled by each other. In consideration for the global CNS and related mutual access to certain intellectual property rights, Edwards paid to Medtronic a one-time, lump sum payment of $300.0 million and is paying annual royalty payments that are tied to net sales of certain Edwards products. Based upon the terms of the Intellectual Property Agreement, the Company identified the relevant elements for accounting purposes and allocated the $300.0 million upfront payment based on their respective fair values. The Company recorded a $37.0 million pre-tax charge in "Intellectual Property Agreement and Litigation Expense" in March 2023 related primarily to prior commercial sales incurred through March 31, 2023. The Company recorded a prepaid royalty asset of $124.0 million in April

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.    INTELLECTUAL PROPERTY AGREEMENT AND EXPENSE (Continued)
2023 related to future commercial sales, which will be amortized to expense during the term of the Intellectual Property Agreement. Separately, the Company recorded a $139.0 million pre-tax charge in "Intellectual Property Agreement and Litigation Expense" in April 2023 related to products currently in development.

4. SPECIAL CHARGE AND SEPARATION COSTS

On December 7, 2023, the Company announced its intention to complete a spin-off of its Critical Care product group as a separate publicly traded company to Edwards Lifesciences' shareholders. The proposed spin-off is intended to be a tax-free transaction for U.S. federal income tax purposes and is expected to be completed around the end of 2024, subject to the satisfaction of customary conditions including final approval by the Company's board of directors, receipt of a favorable opinion and Internal Revenue Service ruling with respect to the tax-free nature of the transaction, and the effectiveness of a registration statement on Form 10. The Company recorded a charge to its United States segment of $17.2 million, primarily related to costs incurred for consulting, legal, tax, and other professional advisory services associated with the planned spin-off.

In September 2022, the Company decided to exit its HARPOON surgical mitral repair system program. As a result, the Company recorded a charge to its United States segment of $62.3 million, of which $60.7 million was included in "Special Charge and Separation Costs" and $1.6 million was included in "Cost of Sales" on the consolidated statements of operations. The charge primarily related to the full impairment of intangible assets associated with the technology for $52.7 million (see Note 9 and Note 10) and other related exit costs. The Company believes that no additional contingent consideration is due and, in September 2022, recorded an $11.7 million contingent consideration gain associated with the exit (see Note 12).

5. OTHER CONSOLIDATED FINANCIAL STATEMENT DETAILS

Composition of Certain Financial Statement Captions

Components of selected captions in the consolidated balance sheets are as follows:

	As of December 31,
	2023	2022
	(in millions)
Inventories
Raw materials	$252.6	$156.4
Work in process	220.1	177.4
Finished products	695.5	541.7
	$1,168.2	$875.5
Property, plant, and equipment, net
Land	$116.4	$116.3
Buildings and leasehold improvements	1,234.2	1,189.2
Machinery and equipment	775.8	697.6
Equipment with customers	37.9	37.4
Software	87.2	87.5
Construction in progress	355.3	255.2
	2,606.8	2,383.2
Accumulated depreciation	(857.4)	(750.4)
	$1,749.4	$1,632.8
Accrued and other liabilities
Employee compensation and withholdings	$371.2	$268.7
Accrued rebates	131.4	116.1
Property, payroll, and other taxes	63.0	45.6

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. OTHER CONSOLIDATED FINANCIAL STATEMENT DETAILS (Continued)

	As of December 31,
	2023	2022
	(in millions)
Research and development accruals	74.1	66.9
Legal and insurance (Notes 3 and 19)	30.7	28.1
Litigation settlement	69.1	53.3
Taxes payable	59.3	50.6
Fair value of derivatives	15.2	20.7
Accrued marketing expenses	15.0	17.0
Accrued professional services	8.8	6.6
Accrued realignment reserves	12.3	15.6
Accrued relocation costs	19.2	25.2
Accrued warranties	10.0	8.4
Other accrued liabilities	89.8	72.2
	$969.1	$795.0
Supplemental Cash Flow Information
(in millions)

	Years Ended December 31,
	2023	2022	2021
Cash paid during the year for:
Interest	$19.9	$19.3	$20.2
Income taxes	$470.1	$504.1	$182.5
Amounts included in the measurement of operating lease liabilities	$28.8	$28.1	$31.9
Non-cash investing and financing transactions:
Right-of-use assets obtained in exchange for new lease liabilities	$29.3	$31.9	$28.7
Capital expenditures accruals	$45.5	$42.6	$54.3
Conversion of notes receivable to equity investment	$—	$—	$21.5

Cash, Cash Equivalents, and Restricted Cash
(in millions)

	Years Ended December 31,
	2023	2022	2021
Cash and cash equivalents	$1,144.0	$769.0	$862.8
Restricted cash included in other current assets	3.3	0.5	1.5
Restricted cash included in other assets	0.7	3.1	3.1
Total cash, cash equivalents, and restricted cash	$1,148.0	$772.6	$867.4

Amounts included in restricted cash primarily represent funds placed in escrow related to litigation.

6. LEASES

The Company leases certain office space, manufacturing facilities, land, apartments, warehouses, vehicles, and equipment with remaining lease terms ranging from less than 1 year to 17 years, some of which include options to extend or terminate the leases.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. LEASES (Continued)

Operating lease costs for the years ended December 31, 2023, 2022, and 2021 were $30.1 million, $28.8 million, and $29.7 million, respectively. Short-term and variable lease costs were not material for the years ended December 31, 2023, 2022, and 2021.

Supplemental balance sheet information related to operating leases was as follows (in millions, except lease term and discount rate):

	As of December 31,
	2023	2022
Operating lease right-of-use assets	$94.0	$92.3

Operating lease liabilities, current portion	$24.9	$25.5
Operating lease liabilities, long-term portion	73.0	69.5
Total operating lease liabilities	$97.9	$95.0

Maturities of operating lease liabilities at December 31, 2023 were as follows (in millions):

2024	$26.8
2025	19.6
2026	16.3
2027	12.9
2028	9.5
Thereafter	20.7
Total lease payments	105.8
Less: imputed interest	(7.9)
Total lease liabilities	$97.9

The following table provides information on the lease terms and discount rates:

	Years Ended December 31,
	2023	2022
Weighted-average remaining lease term (in years)	5.9	6.4
Weighted-average discount rate	2.3%	1.8%

As of December 31, 2023, the Company had additional operating lease commitments of $16.0 million for office spaces that have not yet commenced.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INVESTMENTS

Debt Securities

Investments in debt securities at the end of each period were as follows (in millions):

	December 31, 2023				December 31, 2022
Held-to-maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Bank time deposits	$64.5	$—	$—	$64.5	$96.0	$—	$—	$96.0

Available-for-sale
U.S. government and agency securities	$72.7	$0.1	$(2.8)	$70.0	$137.7	$—	$(6.1)	$131.6
Asset-backed securities	192.1	—	(7.8)	184.3	380.6	—	(14.0)	366.6
Corporate debt securities	658.5	—	(16.7)	641.8	1,028.1	—	(47.8)	980.3
Municipal securities	2.8	—	(0.2)	2.6	2.7	—	(0.2)	2.5
	$926.1	$0.1	$(27.5)	$898.7	$1,549.1	$—	$(68.1)	$1,481.0

The cost and fair value of investments in debt securities, by contractual maturity, as of December 31, 2023 were as follows:

	Held-to-Maturity		Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Due in 1 year or less	$64.5	$64.5	$443.2	$436.0
Due after 1 year through 5 years	—	—	267.8	257.0
Due after 10 years	—	—	0.9	0.9
Instruments not due at a single maturity date (a)	—	—	214.2	204.8
	$64.5	$64.5	$926.1	$898.7
_______________________________________
(a)     Consists of mortgage- and asset-backed securities.

Actual maturities may differ from the contractual maturities due to call or prepayment rights.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. INVESTMENTS (Continued)

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2023 and 2022, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	December 31, 2023
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$—	$—	$67.1	$(2.8)	$67.1	$(2.8)
Asset-backed securities	10.2	(1.8)	172.7	(6.0)	182.9	(7.8)
Corporate debt securities	25.0	(0.1)	601.3	(16.6)	626.3	(16.7)
Municipal securities	—	—	2.6	(0.2)	2.6	(0.2)
	$35.2	$(1.9)	$843.7	$(25.6)	$878.9	$(27.5)

	December 31, 2022
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$61.6	$(1.5)	$69.5	$(4.6)	$131.1	$(6.1)
Asset-backed securities	103.3	(1.3)	254.6	(12.7)	357.9	(14.0)
Corporate debt securities	189.0	(5.3)	784.8	(42.5)	973.8	(47.8)
Municipal securities	—	—	2.5	(0.2)	2.5	(0.2)
	$353.9	$(8.1)	$1,111.4	$(60.0)	$1,465.3	$(68.1)

The Company reviews its investments in debt securities to determine if there has been an other-than-temporary decline in fair value. Consideration is given to 1) the financial condition and near-term prospects of the issuer, including the credit quality of the security's issuer, 2) the Company's intent to sell the security, and 3) whether it is more likely than not the Company will have to sell the security before recovery of its amortized cost. The decline in fair value of the debt securities was largely due to changes in interest rates, not credit quality, and as of December 31, 2023, the Company did not intend to sell the securities, and it was not more likely than not that it will be required to sell the securities before recovery of the unrealized losses, and, therefore, the unrealized losses are considered temporary.

Investments in Unconsolidated Entities

The Company has a number of equity investments in unconsolidated entities. These investments are recorded in "Long-term Investments" on the consolidated balance sheets, and are as follows:

	December 31,
	2023	2022
	(in millions)
Equity method investments
Carrying value of equity method investments	$33.6	$21.4
Equity securities
Carrying value of non-marketable equity securities	87.6	86.9
Total investments in unconsolidated entities	$121.2	$108.3

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. INVESTMENTS (Continued)

During 2023, the Company made $12.1 million of equity investments in limited liability companies that invest in qualified community development entities ("CDEs") through the New Markets Tax Credit ("NMTC") program. The NMTC program provides federal tax incentives to investors to make investments in distressed communities and promotes economic improvements through the development of successful businesses in these communities. The NMTC is equal to 39% of the qualified investment and is taken over seven years. These limited liability companies are variable interest entities ("VIEs"). The Company determined that it is not the primary beneficiary of the VIEs because it does not have the power to direct the activities that most significantly impact the economic performance of the VIEs, and, therefore, the Company does not consolidate these entities. Instead, the NMTC investments are accounted for as equity method investments.

Non-marketable equity securities consist of investments in privately held companies without readily determinable fair values, and are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. During 2023, the Company did not record any upward or downward adjustments due to observable price changes or impairments. During 2022, the Company recorded an upward adjustment of $0.8 million based on observable price changes and a downward adjustment of $0.5 million due to an impairment. As of December 31, 2023, the Company had recorded cumulative upward adjustments of $8.8 million based on observable price changes, and cumulative downward adjustments of $3.1 million due to impairments and observable price changes.

During 2023, 2022, and 2021, the gross realized gains or losses from sales of available-for-sale investments were not material.

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

Consolidated VIEs

In February 2023, the Company acquired a majority equity interest in a medical technology company pursuant to a preferred stock purchase agreement, and amended and restated a previous option agreement to acquire the remaining equity interest. Edwards concluded that it is the primary beneficiary and consolidated the VIE. See Note 9 for additional information.

Unconsolidated VIEs

Edwards has relationships with various VIEs that it does not consolidate as Edwards lacks the power to direct the activities that significantly impact the economic success of these entities.

In March 2023, the Company agreed to pay a medical device company up to $45.0 million as consideration for an option to acquire the medical device company, of which $30.0 million had been paid as of December 31, 2023. Also, in March 2023, Edwards advanced $5.0 million to the medical device company under a convertible promissory note. The option and the note are included in "Other Assets" on the consolidated balance sheet as of December 31, 2023.

In August 2022, the Company entered into an option agreement with a medical device company. Under the option agreement, Edwards paid $47.1 million for an option to acquire the medical device company. The $47.1 million option is included in "Other Assets" on the consolidated balance sheets.

In June 2022, the Company entered into a convertible promissory note and amended its existing warrant agreement with a medical device company. Under the convertible promissory note agreement, the Company agreed to loan the medical device company up to $47.5 million, of which $32.5 million had been advanced as of December 31, 2023. In addition, in 2019, the Company paid $35.0 million for an option to acquire the medical device company. The $35.0 million option and the $32.5 million note receivable are included in "Other Assets" on the consolidated balance sheets.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.    INVESTMENTS IN VARIABLE INTEREST ENTITIES (Continued)

In May 2022, the Company entered into an option agreement with a medical technology company. Under the option agreement, Edwards paid $60.0 million for an option to acquire the medical technology company, of which $10.0 million was paid in 2021. In addition, during 2023, the Company entered into two promissory notes totaling $25.0 million with the medical technology company. The $60.0 million option and the $25.0 million note receivable are included in "Other Assets" on the consolidated balance sheets.

In April 2021, the Company entered into a $45.0 million secured promissory note agreement with a privately-held medical device company (the "Investee"), of which $30.0 million had been advanced as of December 31, 2023. Also in 2021, the Company invested $39.3 million, included in "Long-term Investments," in the Investee's preferred equity securities and paid $13.1 million, included in "Other Assets," for an option to acquire the Investee. Pursuant to the agreement, the Company may be required to invest up to an additional $6.5 million in the Investee's preferred equity securities and up to an additional $14.4 million for the option to acquire the Investee.

In addition, Edwards has made equity investments through the NMTC program in limited liability companies that are considered VIEs. For more information, see Note 7.

9.    BUSINESS COMBINATIONS

On February 28, 2023, the Company acquired 61% of the then outstanding shares of a medical technology company in an all cash transaction. The Company determined it was the primary beneficiary of this VIE, and the VIE has been consolidated in the Company's consolidated financial statements. In addition, the Company amended and restated its previous option agreement with the medical technology company. The option agreement gives Edwards the option to acquire the remaining equity interest in the medical technology company.

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

Assets	$8.1
Goodwill (b)	133.2
In-process research and development	136.6
Liabilities assumed	(1.7)
Deferred tax liabilities	(28.0)
Fair value of net assets acquired	248.2
Less: Noncontrolling interest (a)	(72.4)
Total purchase price	175.8
Less: cash acquired	(6.8)
Total purchase price, net of cash acquired (b)	$169.0
_______________________________________
(a) Includes the fair value of the noncontrolling interest of $94.4 million, offset by the purchase consideration allocated to the option of $22.0 million, which was ascribed to the noncontrolling interest.
(b)     Includes $22.5 million paid in a previous year under option agreements, $5.3 million for the settlement of a pre-existing note, and $46.0 million of cash paid directly to the acquired company which was included in Edwards' consolidated cash balance and offset against goodwill post acquisition.

Goodwill includes expected synergies and other benefits the Company believes will result from the acquisition. Goodwill was assigned to the Company’s Rest of World segment and is not deductible for tax purposes.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9.    BUSINESS COMBINATIONS (Continued)
Pro forma results have not been presented as the results of the medical technology company are not material in relation to the consolidated financial statements of Edwards Lifesciences.

In-process Research and Development Assets

The business combination referred to above and the Company's previous acquisitions of Harpoon Medical, Inc ("Harpoon") on December 1, 2017 and CardiAQ Valve Technologies, Inc. ("CardiAQ") on July 3, 2015 included the acquisition of in-process research and development assets. The in-process research and development assets were capitalized at fair value, which was determined using the income approach. This approach determines fair value based on cash flow projections which are discounted to present value using a risk-adjusted rate of return. Completion of successful design developments, bench testing, pre-clinical studies and human clinical studies are required prior to selling any product. The risks and uncertainties associated with completing development within a reasonable period of time include those related to the design, development, and manufacturability of the product, the success of pre-clinical and clinical studies, and the timing of regulatory approvals.

The discount rate used to determine the fair value of the in-process research and development assets acquired from the medical technology company referred to above was 13.0%. The valuation assumed $68.6 million of additional research and development expenditures would be incurred prior to the date of product introduction and net cash inflows were modeled to commence in 2028. Upon completion of development, the underlying research and development intangible asset will be amortized over its estimated useful life.

In September 2022, the Company decided to exit the HARPOON program and recorded a $28.1 million impairment charge to fully write off the in-process research and development assets. See Note 4 for further information.

The valuation for CardiAQ assumed $97.7 million of additional research and development expenditures would be incurred prior to the date of product introduction and that net cash inflows would commence in late 2018. As a result of certain design enhancements to increase the product's commercial life and applicability to a broader group of patients, the Company has incurred incremental research and development expenditures. Net cash inflows commenced in Europe in late 2023 and the associated in-process research and development assets of $69.0 million were reclassified to developed technology. Net cash inflows in the United States are now expected to commence in 2024.

Upon completion of development, the underlying research and development intangible assets will commence amortization over their estimated useful lives.

10.    GOODWILL AND OTHER INTANGIBLE ASSETS

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

The changes in the carrying amount of goodwill, by segment, during the years ended December 31, 2023 and 2022 were as follows:

	United States	Europe	Rest of World	Total
	(in millions)
Goodwill at December 31, 2021	$773.7	$63.0	$331.2	$1,167.9
Currency translation adjustment	—	(3.6)	—	(3.6)
Goodwill at December 31, 2022	773.7	59.4	331.2	1,164.3
Goodwill acquired during the year (Note 9)	—	—	87.2	87.2
Currency translation adjustment	—	2.0	—	2.0
Goodwill at December 31, 2023	$773.7	$61.4	$418.4	$1,253.5

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10.    GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

Other intangible assets consist of the following (in millions):

		December 31,
	Weighted-Average Useful Life (in years)	2023			2022
		Cost	Accumulated Amortization	Net Carrying Value	Cost	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets
Patents	9.9	$119.3	$(87.6)	$31.7	$205.5	$(185.0)	$20.5
Developed technology	10.8	197.6	(61.9)	135.7	128.1	(57.9)	70.2
Other	10.0	12.3	(8.9)	3.4	12.2	(7.7)	4.5
	10.6	329.2	(158.4)	170.8	345.8	(250.6)	95.2
Indefinite-lived intangible assets
In-process research and development		257.6	—	257.6	190.0	—	190.0
		$586.8	$(158.4)	$428.4	$535.8	$(250.6)	$285.2

Amortization expense related to other intangible assets for the years ended December 31, 2023, 2022, and 2021 was $6.1 million, $5.7 million, and $7.7 million, respectively. Estimated amortization expense for each of the years ending December 31 is as follows (in millions):

2024	$5.8
2025	7.0
2026	9.4
2027	10.9
2028	14.8

11.    DEBT AND CREDIT FACILITIES

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

The following is a summary of the Notes as of December 31, 2023 and 2022:

	December 31,
	2023		2022
	Amount	Effective Interest Rate	Amount	Effective Interest Rate
	(in millions)		(in millions)
Fixed-rate 4.3% Notes	$600.0	4.329%	$600.0	4.329%
Unamortized discount	(0.7)		(0.9)
Unamortized debt issuance costs	(2.3)		(2.8)
Total carrying amount	$597.0		$596.3

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11.    DEBT AND CREDIT FACILITIES (Continued)

As of December 31, 2023 and 2022, the fair value of the Notes was $591.6 million and $575.2 million, respectively, based on observable market prices in less active markets and categorized as Level 2 (Note 12). The debt issuance costs, as well as the discount, are being amortized to interest expense over the term of the Notes.

The Company has a Five-Year Credit Agreement ("the Credit Agreement") which provides for a $750.0 million multi-currency unsecured revolving credit facility and matures on July 15, 2027. Subject to certain terms and conditions and the agreement of the lenders, the Company may increase the amount available under the Credit Agreement by up to an additional $250.0 million in the aggregate and extend the maturity date for an additional year. Borrowings under the Credit Agreement bear interest at a variable rate based on the Secured Overnight Financing Rate ("SOFR"), plus a spread ranging from 0.785% to 1.3%, depending on the leverage ratio or credit rating, as defined in the Credit Agreement, plus a 0.1% credit spread adjustment. The Company will also pay a facility fee ranging from 0.09% to 0.20%, depending on the Company's leverage ratio or credit rating, on the entire credit commitment available, whether or not drawn. The facility fee is expensed as incurred. During 2023, under the Credit Agreement, the spread over SOFR was 0.9% and the facility fee was 0.1%. Issuance costs of $2.1 million are being amortized to interest expense over the term of the Credit Agreement. As of December 31, 2023 and 2022, there were no borrowings outstanding. Amounts outstanding under the Credit Agreement, if any from time to time, are classified as long-term obligations in accordance with the terms of the Credit Agreement. The Credit Agreement is unsecured and contains various financial and other covenants, including a maximum leverage ratio, as defined in the Credit Agreement. The Company was in compliance with all covenants under the Credit Agreement at December 31, 2023.

The weighted-average interest rate under all debt obligations, including the impact of the cross currency swap contract (see Note 13), was 3.4% at both December 31, 2023 and 2022.

12.    FAIR VALUE MEASUREMENTS

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

The consolidated financial statements include financial instruments for which the fair market value of such instruments may differ from amounts reflected on a historical cost basis. Financial instruments of the Company consist of cash deposits, accounts and other receivables, investments, accounts payable, certain accrued liabilities, and borrowings under a revolving credit agreement. The carrying value of these financial instruments generally approximates fair value due to their short-term nature. Financial instruments also include Notes payable. See Note 11 for further information on the fair value of the Notes payable.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12.    FAIR VALUE MEASUREMENTS (Continued)
Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company's financial instruments which are measured at fair value on a recurring basis as of December 31, 2023 and 2022 (in millions):

December 31, 2023	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$579.2	$—	$—	$579.2
Available-for-sale investments:
Corporate debt securities	—	641.8	—	641.8
Asset-backed securities	—	184.3	—	184.3
United States government and agency securities	—	70.0	—	70.0
Municipal securities	—	2.6	—	2.6
Investments held for deferred compensation plans	125.8	—	—	125.8
Derivatives	—	47.1	—	47.1
	$705.0	$945.8	$—	$1,650.8
Liabilities
Derivatives	$—	$15.2	$—	$15.2
Other	—	—	10.3	10.3
	$—	$15.2	$10.3	$25.5

December 31, 2022
Assets
Cash equivalents	$280.4	$—	$—	$280.4
Available-for-sale investments:
Corporate debt securities	—	980.3	—	980.3
Asset-backed securities	—	366.6	—	366.6
United States government and agency securities	37.1	94.5	—	131.6
Municipal securities	—	2.5	—	2.5
Investments held for deferred compensation plans	112.1	—	—	112.1
Derivatives	—	65.5	—	65.5
	$429.6	$1,509.4	$—	$1,939.0
Liabilities
Derivatives	$—	$27.2	$—	$27.2
Contingent consideration liabilities	—	—	26.2	26.2
Other	—	—	14.0	14.0
	$—	$27.2	$40.2	$67.4

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12.    FAIR VALUE MEASUREMENTS (Continued)
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

Contingent Consideration Liabilities

Certain of the Company's acquisitions involve contingent consideration arrangements. Payment of additional consideration is contingent upon the acquired company reaching certain performance milestones, such as attaining specified sales levels or obtaining regulatory approvals. These contingent consideration liabilities are measured at estimated fair value using either a probability weighted discounted cash flow analysis or a Monte Carlo simulation model, both of which consider significant unobservable inputs. As of December 31, 2023, the probability of milestone achievement was determined to be 0% and, accordingly, the contingent consideration liability was zero.

The following table summarizes the changes in fair value of Level 3 financial instruments measured at fair value on a recurring basis for the years ended December 31, 2023 and 2022 (in millions):

	Contingent Consideration	Other	Total
Fair value, December 31, 2021	$62.0	$14.0	$76.0
Changes in fair value	(35.8)	—	(35.8)
Fair value, December 31, 2022	$26.2	$14.0	$40.2
Changes in fair value	(26.2)	(3.7)	(29.9)
Fair value, December 31, 2023	$—	$10.3	$10.3

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses derivative financial instruments to manage its currency exchange rate risk and its interest rate risk as summarized below. Notional amounts are stated in United States dollar equivalents at spot exchange rates at the respective dates. The Company does not enter into these arrangements for trading or speculation purposes.

	Notional Amount
	As of December 31,
	2023	2022
	(in millions)
Foreign currency forward exchange contracts	$1,786.2	$1,678.4
Cross currency swap contracts	300.0	300.0

The following table presents the location and fair value amounts of derivative instruments reported in the consolidated balance sheets (in millions):

		Fair Value
		As of December 31,
	Balance Sheet Location	2023	2022
Derivatives designated as hedging instruments
Assets
Foreign currency contracts	Other current assets	$23.7	$24.9
Cross currency swap contracts	Other assets	$23.4	$40.6
Liabilities
Foreign currency contracts	Accrued and other liabilities	$15.2	$20.7
Foreign currency contracts	Other liabilities	$—	$6.5

The following table presents the effect of master-netting agreements and rights of offset on the consolidated balance sheets (in millions):

				Gross Amounts Not Offset in the Consolidated Balance Sheet
		Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet
December 31, 2023	Gross Amounts			Financial Instruments	Cash Collateral Received	Net Amount
Derivative Assets
Foreign currency contracts	$23.7	$—	$23.7	$(9.4)	$—	$14.3
Cross currency swap contracts	$23.4	$—	$23.4	$—	$—	$23.4
Derivative Liabilities
Foreign currency contracts	$15.2	$—	$15.2	$(9.4)	$—	$5.8
December 31, 2022
Derivative Assets
Foreign currency contracts	$24.9	$—	$24.9	$(12.0)	$—	$12.9
Cross currency swap contracts	$40.6	$—	$40.6	$—	$—	$40.6
Derivative Liabilities
Foreign currency contracts	$27.2	$—	$27.2	$(12.0)	$—	$15.2

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)
The following tables present the effect of derivative and non-derivative hedging instruments on the consolidated statements of operations and consolidated statements of comprehensive income:

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income

	2023	2022		2023	2022
	(in millions)			(in millions)
Cash flow hedges
Foreign currency contracts	$29.2	$81.7	Cost of sales	$58.9	$88.4

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	2023	2022		2023	2022
	(in millions)			(in millions)
Net investment hedges
Cross currency swap contracts	$(17.3)	$21.6	Interest income, net	$6.9	$7.0

The cross currency swap contracts have an expiration date of June 15, 2028. At maturity of the cross currency swap contracts, the Company will deliver the notional amount of €257.2 million and will receive $300.0 million from the counterparties. The Company receives semi-annual interest payments from the counterparties based on a fixed interest rate until maturity of the agreements.

		Amount of Gain or (Loss) Recognized in Income on Derivative
	Location of Gain or (Loss) Recognized in Income on Derivative
		2023	2022	2021
		(in millions)
Fair value hedges
Foreign currency contracts	Other income, net	$13.9	$(3.9)	$11.6

		Amount of Gain or (Loss) Recognized in Income on Derivative
	Location of Gain or (Loss) Recognized in Income on Derivative
		2023	2022	2021
		(in millions)
Derivatives not designated as hedging instruments
Foreign currency contracts	Other income, net	$7.4	$44.0	$27.4

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)
The following tables present the effect of fair value and cash flow hedge accounting on the consolidated statements of operations:

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Twelve Months Ended December 31, 2023
	Cost of sales	Other income, net

Total amounts of income and expense line items shown in the consolidated statements of operations in which the effects of fair value or cash flow hedges are recorded	$(1,379.8)	$14.4
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships:
Foreign currency contracts:
Hedged items	—	(9.2)
Derivatives designated as hedging instruments	—	9.2
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach	—	4.7
Gain (loss) on cash flow hedging relationships:
Foreign currency contracts:
Amount of gain (loss) reclassified from accumulated OCI into income	58.9	—

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Twelve Months Ended December 31, 2022
	Cost of sales	Other income, net

Total amounts of income and expense line items shown in the consolidated statements of operations in which the effects of fair value or cash flow hedges are recorded	$(1,080.4)	$2.6
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships:
Foreign currency contracts:
Hedged items	—	5.5
Derivatives designated as hedging instruments	—	(5.5)
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach	—	1.6
Gain (loss) on cash flow hedging relationships:
Foreign currency contracts:
Amount of gain (loss) reclassified from accumulated OCI into income	88.4	—
The Company expects that during 2024 it will reclassify to earnings a $2.7 million gain currently recorded in "Accumulated Other Comprehensive Loss." For the years ended December 31, 2023, 2022, and 2021, the Company did not record any gains or losses due to hedge ineffectiveness.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.    EMPLOYEE BENEFIT PLANS

Defined Benefit Plans

The Company maintains defined benefit pension plans in Japan and certain European countries.

	Years Ended December 31,
	2023	2022
	(in millions)
Change in projected benefit obligation:
Beginning of year	$94.1	$117.9
Service cost	4.3	5.5
Interest cost	2.3	0.5
Participant contributions	1.9	1.6
Actuarial loss (gain)	9.9	(22.6)
Benefits paid	(3.8)	(0.6)
Plan amendment	(0.4)	(0.3)
Settlements and curtailment gain	—	(1.8)
Currency exchange rate changes and other	3.4	(6.1)
End of year	$111.7	$94.1
Change in fair value of plan assets:
Beginning of year	$70.6	$76.9
Actual return on plan assets	0.8	(4.9)
Employer contributions	3.5	3.5
Participant contributions	1.9	1.6
Settlements	—	(1.8)
Benefits paid	(3.8)	(0.6)
Currency exchange rate changes and other	2.5	(4.1)
End of year	$75.5	$70.6
Funded Status
Projected benefit obligation	$(111.7)	$(94.1)
Plan assets at fair value	75.5	70.6
Underfunded status	$(36.2)	$(23.5)
Net amounts recognized on the consolidated balance sheet:
Other liabilities	$36.2	$23.5
Accumulated other comprehensive loss, net of tax:
Net actuarial (loss) gain	$(10.3)	$1.5
Net prior service credit	5.2	5.3
Deferred income tax benefit (expense)	0.9	(1.1)
Total	$(4.2)	$5.7

The accumulated benefit obligation ("ABO") for all defined benefit pension plans was $106.8 million and $86.7 million as of December 31, 2023 and 2022, respectively. The projected benefit obligation and ABO were in excess of plan assets for all pension plans as of December 31, 2023 and 2022.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14.    EMPLOYEE BENEFIT PLANS (Continued)
The components of net periodic pension benefit cost are as follows (in millions):

	Years Ended December 31,
	2023	2022	2021
Service cost, net	$4.3	$5.5	$6.5
Interest cost	2.3	0.5	0.4
Expected return on plan assets	(2.7)	(1.5)	(1.1)
Settlements and curtailment gain	—	0.1	—
Amortization of actuarial loss	—	0.5	1.7
Amortization of prior service credit	(0.8)	(0.7)	(0.7)
Net periodic pension benefit cost	$3.1	$4.4	$6.8

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

The weighted-average assumptions used to determine the benefit obligations are as follows:

	December 31,
	2023	2022
Discount rate	1.8%	2.5%
Rate of compensation increase	2.9%	2.9%
Cash balance interest crediting rate	1.5%	1.5%
Social securities increase	1.8%	1.8%
Pension increase	2.2%	2.2%

The weighted-average assumptions used to determine the net periodic pension benefit cost are as follows:

	Years ended December 31,
	2023	2022	2021
Discount rate	2.5%	0.5%	0.3%
Expected return on plan assets	3.7%	2.1%	1.5%
Rate of compensation increase	2.9%	2.6%	2.6%
Cash balance interest crediting rate	1.5%	1.5%	2.5%
Social securities increase	1.8%	1.6%	1.6%
Pension increase	2.2%	1.8%	1.8%

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14.    EMPLOYEE BENEFIT PLANS (Continued)
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

The Company's Administrative and Investment Committee decides on the defined benefit plan provider in each location and that provider decides the target allocation for the Company's defined benefit plan at that location. The target asset allocation selected reflects a risk/return profile the Company feels is appropriate relative to the plans' liability structure and return goals. In certain plans, asset allocations may be governed by local requirements. Target weighted-average asset allocations at December 31, 2023, by asset category, are as follows:

Equity securities	31.3%
Debt securities	38.9%
Real estate	11.4%
Other	18.4%
Total	100.0%

The fair values of the Company's defined benefit plan assets at December 31, 2023 and 2022, by asset category, are as follows (in millions):

December 31, 2023	Level 1	Level 2	Level 3	Total
Asset Category
Cash	$2.0	$—	$—	$2.0
Equity securities:
United States equities	2.6	—	—	2.6
International equities	21.0	—	—	21.0
Debt securities:
United States government bonds	3.5	—	—	3.5
International government bonds	26.0	—	—	26.0
Real estate	—	8.7	—	8.7
Mortgages	—	4.0	—	4.0
Insurance contracts	—	—	0.8	0.8
Total plan assets measured at fair value	$55.1	$12.7	$0.8	$68.6
Alternative investments measured at net asset value (a)				6.9
Total plan assets				$75.5

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14.    EMPLOYEE BENEFIT PLANS (Continued)

December 31, 2022	Level 1	Level 2	Level 3	Total
Asset Category
Cash	$3.6	$—	$—	$3.6
Equity securities:
United States equities	1.5	—	—	1.5
International equities	17.5	—	—	17.5
Debt securities:
United States government bonds	4.4	—	—	4.4
International government bonds	25.6	—	—	25.6
Real estate	—	7.6	—	7.6
Mortgages	—	3.5	—	3.5
Insurance contracts	—	—	0.8	0.8
Total plan assets	$52.6	$11.1	$0.8	$64.5
Alternative investments measured at net asset value (a)				6.1
Total plan assets				$70.6
_______________________________________
(a)     Certain investments that were measured at net asset value per share have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the total plan assets.

The following table summarizes the changes in fair value of the Company's defined benefit plan assets that have been classified as Level 3 for the years ended December 31, 2023 and 2022 (in millions):

Insurance Contracts
Balance at December 31, 2021	$0.9
Actual return on plan assets:
Relating to assets still held at December 31, 2022	0.2
Purchases, sales and settlements	(0.2)
Currency exchange rate impact	(0.1)
Balance at December 31, 2022	0.8
Actual return on plan assets:
Relating to assets still held at December 31, 2023	0.2
Purchases, sales and settlements	(0.2)
Balance at December 31, 2023	$0.8

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

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14.    EMPLOYEE BENEFIT PLANS (Continued)
The following benefit payments, which reflect expected future service, as appropriate, at December 31, 2023, are expected to be paid (in millions):

2024	$7.3
2025	5.9
2026	6.9
2027	6.8
2028	8.1
2029-2033	39.0

As of December 31, 2023, expected employer contributions for 2024 are $2.7 million.

Defined Contribution Plans

The Company's employees in the United States and Puerto Rico are eligible to participate in a qualified defined contribution plan. In the United States, participants may contribute up to 25% of their eligible compensation (subject to tax code limitation) to the plan. Edwards Lifesciences matches the first 4% of the participant's annual eligible compensation contributed to the plan on a dollar-for-dollar basis. Edwards Lifesciences matches the next 2% of the participant's annual eligible compensation to the plan on a 50% basis. In Puerto Rico, participants may contribute up to 25% of their annual compensation (subject to tax code limitation) to the plan. Edwards Lifesciences matches the first 4% of participant's annual eligible compensation contributed to the plan on a 50% basis. The Company also provides a 2% profit sharing contribution calculated on eligible earnings for each employee. Matching contributions relating to Edwards Lifesciences employees were $51.0 million, $45.1 million, and $38.6 million in 2023, 2022, and 2021, respectively.

The Company also has nonqualified deferred compensation plans for a select group of employees. The plans provide eligible participants the opportunity to defer eligible compensation to future dates specified by the participant with a return based on investment alternatives selected by the participant. The amount accrued under these nonqualified plans was $125.6 million and $112.6 million at December 31, 2023 and 2022, respectively.

15.    COMMON STOCK

Treasury Stock

In July 2022, the Board of Directors approved a stock repurchase program authorizing the Company to purchase up to $1.5 billion of the Company's common stock, effective July 28, 2022. In December 2023, the Board of Directors approved an additional $1.0 billion of repurchases of the Company's common stock under this program. The repurchase program does not have an expiration date. Stock repurchased under these programs may be used to offset the impact of the Company's employee stock-based benefit programs and stock-based business acquisitions, and will reduce the total shares outstanding.

During 2023, 2022, and 2021, the Company repurchased 11.4 million, 20.1 million, and 5.8 million shares, respectively, at an aggregate cost of $880.5 million, $1,727.1 million, and $512.8 million, respectively, including shares purchased under a Rule 10b5-1 trading plan, the accelerated share repurchase ("ASR") agreements described below, and shares acquired to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees. The timing and size of any future stock repurchases are subject to a variety of factors, including expected dilution from stock plans, cash capacity, and the market price of the Company's common stock.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15.    COMMON STOCK (Continued)
Accelerated Share Repurchase

During 2023 and 2022, the Company entered into ASR agreements providing for the repurchase of the Company's common stock based on the volume-weighted average price ("VWAP") of the Company's common stock during the term of the applicable agreements, less a discount. The following table summarizes the terms of the ASR agreements (dollars and shares in millions, except per share data):

		Initial Delivery			Final Settlement
Agreement Date	Amount Paid	Shares Received	Price per Share	Value of Shares as % of Contract Value	Settlement Date	Total Shares Received	Average Price per Share
January 2022	$250.0	1.9	$104.87	80%	February 2022	2.3	$110.31
October 2022	$750.0	8.3	$72.43	80%	December 2022	10.3	$72.91
February 2023	$200.0	2.0	$80.44	80%	March 2023	2.5	$79.28
December 2023	$400.0	4.6	$70.31	80%	December 2023	5.3	$72.91

The ASR agreements were each accounted for as two separate transactions: (1) the value of the initial delivery of shares was recorded as shares of common stock acquired in a treasury stock transaction on the acquisition date and (2) the remaining amount of the purchase price paid was recorded as a forward contract indexed to the Company's own common stock and was initially recorded in "Additional Paid-in Capital" and subsequently, upon settlement, was transferred to "Treasury Stock" on the consolidated balance sheets. The initial delivery of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share. The Company determined that the forward contracts indexed to the Company's common stock met all the applicable criteria for equity classification and, therefore, were not accounted for as a derivative instrument.

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

The Company also maintains the Nonemployee Directors Stock Incentive Compensation Program (the "Nonemployee Directors Program"). Under the Nonemployee Directors Program, annually each nonemployee director may receive up to 120,000 stock options or 48,000 restricted stock units of the Company's common stock, or a combination thereof. These grants generally vest over one year from the date of grant. Under the Nonemployee Directors Program, an aggregate of 8.4 million shares of the Company's common stock has been authorized for issuance.

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
15.    COMMON STOCK (Continued)
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

The Black-Scholes option pricing model was used with the following weighted-average assumptions for options granted during the following periods:

Option Awards

	Years Ended December 31,
	2023	2022	2021
Risk-free interest rate	3.4%	3.0%	0.8%
Expected dividend yield	None	None	None
Expected volatility	32.8%	31.4%	33.5%
Expected term (years)	5.1	5.0	5.0
Fair value, per share	$30.97	$34.59	$28.90

The Black-Scholes option pricing model was used with the following weighted-average assumptions for ESPP subscriptions granted during the following periods:

ESPP

	Years Ended December 31,
	2023	2022	2021
Risk-free interest rate	4.6%	0.5%	0.1%
Expected dividend yield	None	None	None
Expected volatility	31.5%	32.0%	36.6%
Expected term (years)	0.6	0.6	0.6
Fair value, per share	$19.03	$28.18	$23.07

The fair value of market-based restricted stock units was determined using a Monte Carlo simulation model, which uses multiple input variables to determine the probability of satisfying the market condition requirements. The weighted-average assumptions used to determine the fair value of the market-based restricted stock units granted during the years ended December 31, 2023, 2022, and 2021 included a risk-free interest rate of 3.6%, 2.9%, and 0.4%, respectively, and an expected volatility rate of 32.6%, 33.9%, and 34.4%, respectively.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15.    COMMON STOCK (Continued)
Stock option activity during the year ended December 31, 2023 under the Program and the Nonemployee Directors Program was as follows (in millions, except years and per-share amounts):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	11.6	$63.67
Options granted	2.0	88.27
Options exercised	(2.2)	38.54
Options forfeited	(0.4)	97.32
Outstanding as of December 31, 2023	11.0	71.90	3.5 years	$136.9
Exercisable as of December 31, 2023	7.3	61.68	2.4 years	$135.5
Vested and expected to vest as of December 31, 2023	10.5	70.91	3.4 years	$136.7

The following table summarizes nonvested restricted stock unit activity during the year ended December 31, 2023 under the Program and the Nonemployee Directors Program (in millions, except per-share amounts):

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested as of December 31, 2022	2.0	$92.30
Granted	1.1	89.03
Vested	(0.8)	83.17
Forfeited	(0.2)	99.82
Nonvested as of December 31, 2023	2.1	94.35

The intrinsic value of stock options exercised and restricted stock units vested during the years ended December 31, 2023, 2022, and 2021 were $162.7 million, $264.5 million, and $359.8 million, respectively. The intrinsic value of stock options is calculated as the amount by which the market price of the Company's common stock exceeds the exercise price of the option. During the years ended December 31, 2023, 2022, and 2021, the Company received cash from exercises of stock options of $83.4 million, $64.8 million, and $82.2 million, respectively, and tax benefits from exercises of stock options and vesting of restricted stock units of $35.9 million, $56.9 million, and $76.5 million, respectively. The total grant-date fair value of stock options vested during the years ended December 31, 2023, 2022, and 2021 were $41.3 million, $40.4 million, and $36.2 million, respectively.

As of December 31, 2023, the total remaining unrecognized compensation expense related to nonvested stock options, restricted stock units, market-based restricted stock units, and employee stock purchase plan subscription awards amounted to $224.9 million, which will be amortized on a straight-line basis over each award's requisite service period. The weighted-average remaining requisite service period is 31 months.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.    ACCUMULATED OTHER COMPREHENSIVE LOSS

Presented below is a summary of activity for each component of "Accumulated Other Comprehensive Loss" for the years ended December 31, 2023, 2022, and 2021.

	Foreign Currency Translation Adjustments	Unrealized (Loss) Gain on Hedges	Unrealized Gain (Loss) on Available-for-sale Investments	Unrealized Pension (Costs) Credits (a)	Total Accumulated Other Comprehensive Loss
	(in millions)
December 31, 2020	$(122.4)	$(27.7)	$8.6	$(19.6)	$(161.1)
Other comprehensive (loss) income before reclassifications	(39.2)	66.3	(29.2)	12.8	10.7
Amounts reclassified from accumulated other comprehensive loss	(6.4)	12.0	8.6	1.0	15.2
Deferred income tax (expense) benefit	(4.5)	(20.9)	5.1	(2.2)	(22.5)
December 31, 2021	(172.5)	29.7	(6.9)	(8.0)	(157.7)
Other comprehensive (loss) income before reclassifications	(33.9)	75.2	(77.9)	17.3	(19.3)
Amounts reclassified from accumulated other comprehensive loss	(7.0)	(84.5)	18.8	(0.1)	(72.8)
Deferred income tax (expense) benefit	(5.4)	3.4	0.4	(3.5)	(5.1)
December 31, 2022	(218.8)	23.8	(65.6)	5.7	(254.9)
Other comprehensive income (loss) before reclassifications	6.9	43.3	32.6	(11.1)	71.7
Amounts reclassified from accumulated other comprehensive loss	(6.9)	(72.8)	8.1	(0.8)	(72.4)
Deferred income tax benefit	4.3	6.4	0.1	2.0	12.8
December 31, 2023	$(214.5)	$0.7	$(24.8)	$(4.2)	$(242.8)
_______________________________________________________________________________

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16.    ACCUMULATED OTHER COMPREHENSIVE LOSS (Continued)

(a)For the years ended December 31, 2023, 2022, and 2021, the change in unrealized pension costs consisted of the following (in millions):

	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
2023
Prior service credit arising during period	$0.7	$0.9	$1.6
Amortization of prior service credit	(0.8)	0.1	(0.7)
Net prior service cost arising during period	(0.1)	1.0	0.9
Net actuarial loss arising during period	(11.8)	1.0	(10.8)
Unrealized pension costs, net	$(11.9)	$2.0	$(9.9)
2022
Prior service credit arising during period	$—	$(1.1)	$(1.1)
Amortization of prior service credit	(0.7)	0.3	(0.4)
Net prior service cost arising during period	(0.7)	(0.8)	(1.5)
Net actuarial gain arising during period	17.9	(2.7)	15.2
Unrealized pension credits, net	$17.2	$(3.5)	$13.7
2021
Prior service credit arising during period	$0.1	$—	$0.1
Amortization of prior service credit	(0.7)	0.1	(0.6)
Net prior service cost arising during period	(0.6)	0.1	(0.5)
Net actuarial gain arising during period	14.4	(2.3)	12.1
Unrealized pension credits, net	$13.8	$(2.2)	$11.6

The following table provides information about amounts reclassified from "Accumulated Other Comprehensive Loss" (in millions):

	Years Ended December 31,
Details about Accumulated Other Comprehensive Loss Components	2023	2022	Affected Line on Consolidated Statements of Operations
Foreign currency translation adjustments	$6.9	$7.0	Other income, net
	(1.7)	(1.7)	Provision for income taxes
	$5.2	$5.3	Net of tax
(Loss) gain on hedges	$58.9	$88.4	Cost of sales
	13.9	(3.9)	Other income, net
	72.8	84.5	Total before tax
	(15.8)	(22.2)	Provision for income taxes
	$57.0	$62.3	Net of tax
Gain (loss) on available-for-sale investments	$(8.1)	$(18.8)	Other income, net
	2.2	4.6	Provision for income taxes
	$(5.9)	$(14.2)	Net of tax
Amortization of pension adjustments	$0.8	$0.1	Other income, net
	(0.2)	—	Provision for income taxes
	$0.6	$0.1	Net of tax

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.    OTHER INCOME, NET

	Years Ended December 31,
	2023	2022	2021
	(in millions)
Foreign exchange (gains) losses, net	$(10.5)	$1.2	$(5.0)
Loss (gain) on investments	0.7	1.1	(5.8)
Non-service cost components of net periodic pension benefit cost	(1.2)	(1.1)	0.3
Gain on insurance settlement	—	(3.8)	—
Other	(3.4)	—	(2.2)
Total other income, net	$(14.4)	$(2.6)	$(12.7)

18.    INCOME TAXES

The Company's income before provision for income taxes was generated from operations in the United States and outside of the United States as follows (in millions):

	Years Ended December 31,
	2023	2022	2021
United States	$348.0	$634.4	$610.9
Outside of the United States, including Puerto Rico	1,250.1	1,133.0	1,091.1
	$1,598.1	$1,767.4	$1,702.0

The provision for income taxes consists of the following (in millions):

	Years Ended December 31,
	2023	2022	2021
Current
United States:
Federal	$317.3	$369.1	$125.2
State and local	58.1	60.6	25.1
Outside of the United States, including Puerto Rico	85.3	66.7	92.6
Current income tax expense	$460.7	$496.4	$242.9
Deferred
United States:
Federal	$(187.5)	$(187.7)	$(9.4)
State and local	(54.2)	(58.9)	(25.4)
Outside of the United States, including Puerto Rico	(20.3)	(4.3)	(9.2)
Deferred income tax benefit	(262.0)	(250.9)	(44.0)
Total income tax provision	$198.7	$245.5	$198.9

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
18.    INCOME TAXES (Continued)
The components of deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2023	2022
Deferred tax assets
Capitalized research and development expenses (a)	$371.1	$199.7
Compensation and benefits	117.9	100.6
Benefits from uncertain tax positions	63.4	42.1
Net tax credit carryforwards	172.9	160.8
Net operating loss carryforwards	75.9	71.7
Accrued liabilities	132.8	93.7
Inventories	15.3	11.9
Cash flow and net investment hedges	1.6	6.6
State income taxes	0.2	0.3
Investments	0.6	0.6
Lease liability obligations	5.8	6.7
Other	0.8	1.9
Total deferred tax assets	958.3	696.6
Deferred tax liabilities
Property, plant, and equipment	(78.2)	(80.2)
Deferred tax on foreign earnings	(3.6)	(19.2)
Right-of-use assets	(4.7)	(6.0)
Other intangible assets	(53.0)	(19.9)
Other	(2.5)	(2.9)
Total deferred tax liabilities	(142.0)	(128.2)
Valuation allowance	(90.2)	(99.1)
Net deferred tax assets	$726.1	$469.3
______________________________________
(a)     As required by the 2017 Tax Cuts and Jobs Act, effective January 1, 2022, the Company's research and development expenditures were capitalized and amortized which resulted in substantially higher cash paid for taxes in 2023 and 2022 with an equal amount of deferred tax benefits.

During 2023, net deferred tax assets increased $256.8 million, including items that were recorded to stockholders' equity and which did not impact the Company's income tax provision.

The valuation allowance of $90.2 million as of December 31, 2023 reduces certain deferred tax assets to amounts that are more likely than not to be realized. This allowance primarily relates to the net operating loss carryforwards of certain non-United States subsidiaries and certain non-United States credit carryforwards.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
18.    INCOME TAXES (Continued)
Net operating loss and capital loss carryforwards and the related carryforward periods at December 31, 2023 are summarized as follows (in millions):

	Carryforward Amount	Tax Benefit Amount	Valuation Allowance	Net Tax Benefit	Carryforward Period Ends
United States federal net operating losses	$9.0	$1.9	$—	$1.9	2033-2037
United States federal net operating losses	1.8	0.4	—	0.4	Indefinite
United States state net operating losses	35.7	1.8	(1.7)	0.1	2026-2041
United States state net operating losses	2.6	0.1	(0.1)	—	Indefinite
Non-United States net operating losses	416.5	71.6	(54.5)	17.1	Indefinite
United States capital losses	33.4	0.1	(0.1)	—	2024
Total	$499.0	$75.9	$(56.4)	$19.5

Certain tax attributes are subject to an annual limitation as a result of the acquisition of CASMED, which constitute a change of ownership as defined under Internal Revenue Code Section 382.

The gross tax credit carryforwards and the related carryforward periods at December 31, 2023 are summarized as follows (in millions):

	Carryforward Amount	Valuation Allowance	Net Tax Benefit	Carryforward Period Ends
California research expenditure tax credits	$211.3	$—	$211.3	Indefinite
Federal research expenditure tax credits	1.3	—	1.3	2026-2039
Foreign tax and general business credits	0.7	—	0.7	2030-2033
Puerto Rico purchases credits	26.2	(26.2)	—	2025
Puerto Rico purchases credits	1.2	(1.2)	—	Indefinite
Total	$240.7	$(27.4)	$213.3

The Company has $211.3 million of gross California research expenditure tax credits it expects to use in future periods. The credits may be carried forward indefinitely. Based upon anticipated future taxable income, the Company expects that it is more likely than not that all California research expenditure tax credits will be utilized, although the utilization of the full benefit is expected to occur over a number of years into the distant future. Accordingly, no valuation allowance has been provided. The Company has $27.4 million of Puerto Rico purchases credits. Throughout its history and into the future, the Company's Puerto Rico operations generate, or are expected to generate, credits each year in excess of its ability to utilize credits in those years. As a result, even though the credits currently have an indefinite life, the Company continues to record a valuation allowance on the purchases credits carryforwards. The Company recently renegotiated its tax grant under Puerto Rico Act 52-2022 ("Act 52") effective January 1, 2023. Among other items, Act 52 introduced new requirements and limitations on the availability and claiming of tax credits. As a result, the Company now expects that its purchases credits generated through December 31, 2022 will expire in 2025 while the purchases credits generated after December 31, 2022 will have an indefinite life.

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

The Company asserts that $961.6 million of its foreign earnings continue to be indefinitely reinvested and it intends to repatriate $1.2 billion of its foreign earnings as of December 31, 2023. The estimated net tax liability on the indefinitely reinvested earnings if repatriated is $5.1 million.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
18.    INCOME TAXES (Continued)
The Company has received tax incentives in certain non-United States tax jurisdictions, the primary benefit for which will expire in 2029. The tax reductions as compared to the local statutory rates were $333.2 million ($0.55 per diluted share), $247.4 million ($0.40 per diluted share), and $208.0 million ($0.33 per diluted share) for the years ended December 31, 2023, 2022, and 2021, respectively.

A reconciliation of the United States federal statutory income tax rate to the Company's effective income tax rate is as follows (in millions):

	Years Ended December 31,
	2023	2022	2021
Income tax expense at United States federal statutory rate	$335.6	$371.1	$357.4
Foreign income taxed at different rates	(128.3)	(123.9)	(122.2)
State and local taxes, net of federal tax benefit	18.7	21.1	11.9
Tax credits, federal and state	(62.5)	(50.0)	(48.4)
Build of reserve for prior years' uncertain tax positions	(2.9)	11.6	3.6
Tax on global intangible low-taxed income	78.7	61.4	56.5
Foreign-derived intangible income deduction	(23.0)	(15.0)	(1.3)
Contingent consideration liabilities	(5.5)	(7.5)	(26.1)
United States federal deductible employee share-based compensation	(13.1)	(31.6)	(47.8)
Nondeductible employee share-based compensation	6.6	5.8	5.3
Other	(5.6)	2.5	10.0
Income tax provision	$198.7	$245.5	$198.9

The Company's effective tax rate for 2023 decreased in comparison to 2022 primarily due to the impact of temporary relief provided by the Internal Revenue Service ("IRS") relating to U.S. foreign tax credit regulations. On July 21, 2023, the IRS issued Notice 2023-55 which delayed the application of certain U.S. foreign tax credit regulations that had previously limited the Company's ability to claim credits on certain foreign taxes for tax years 2022 and 2023. In addition, there was a tax benefit from the Intellectual Property Agreement with Medtronic (see Note 3), partially offset by a reduced tax benefit from employee share-based compensation. The Company's effective tax rate for 2022 increased in comparison to 2021 primarily due to the decrease in the tax benefit from the change in fair value of contingent consideration liabilities and the decrease in the excess tax benefit from employee share-based compensation.
Uncertain Tax Positions

As of December 31, 2023 and 2022, the gross uncertain tax positions were $583.9 million and $475.3 million, respectively. The Company estimates that these liabilities would be reduced by $250.7 million and $182.1 million, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, and timing adjustments. The net amounts of $333.2 million and $293.2 million, respectively, if not required, would favorably affect the Company's effective tax rate.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
18.    INCOME TAXES (Continued)
A reconciliation of the beginning and ending amount of uncertain tax positions, excluding interest, penalties, and foreign exchange, is as follows (in millions):

	December 31,
	2023	2022	2021
Uncertain gross tax positions, January 1	$475.3	$358.4	$281.8
Current year tax positions	127.0	120.6	82.1
Increase in prior year tax positions	0.8	3.8	2.3
Decrease in prior year tax positions	(16.2)	(0.6)	(4.8)
Settlements	(3.0)	(0.4)	(0.3)
Lapse of statutes of limitations	—	(6.5)	(2.7)
Uncertain gross tax positions, December 31	$583.9	$475.3	$358.4

The table above summarizes the gross amounts of uncertain tax positions without regard to reduction in tax liabilities or additions to deferred tax assets and liabilities if such uncertain tax positions were settled.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in the provision for income taxes. As of December 31, 2023, the Company had accrued $41.4 million (net of $29.9 million tax benefit) of interest related to uncertain tax positions, and as of December 31, 2022, the Company had accrued $29.1 million (net of $15.4 million tax benefit) of interest related to uncertain tax positions. During 2023, 2022, and 2021, the Company recognized interest expense, net of tax benefit, of $12.3 million, $9.6 million, and $5.2 million, respectively, in "Provision for Income Taxes" on the consolidated statements of operations.

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

The Company executed an Advance Pricing Agreement (“APA”) in 2018 between the United States and Switzerland governments for tax years 2009 through 2020 covering various, but not all, transfer pricing matters. The unagreed transfer pricing matters, namely Surgical Structural Heart and Transcatheter Aortic Valve Replacement (collectively "Surgical/TAVR") intercompany royalty transactions, then reverted to IRS examination for further consideration as part of the respective years' regular tax audits. In addition, the Company executed other bilateral APAs as follows: during 2017, an APA between the United States and Japan covering tax years 2015 through 2019; and during 2018, APAs between Singapore and Japan and between Switzerland and Japan covering tax years 2015 through 2019. The Company has filed to renew all three of the APAs with Japan for the years 2020 and forward. An APA between Switzerland and Japan covering tax years 2020 through 2024 was executed in 2021. An APA between the United States and Japan covering tax years 2020 through 2024 was executed in 2023. The execution of some or all these APA renewals depends on many variables outside of Edwards' control.

The audits of the Company’s United States federal income tax returns through 2014 have been closed. The IRS audit field work for the 2015 through 2017 tax years was completed during the second quarter of 2021, except for transfer pricing and related matters. The IRS is currently examining the 2018 through 2020 tax years.

At December 31, 2023, all material state, local, and foreign income tax matters have been concluded for years through 2015. While not material, the Company continues to address matters in India for years from 2010 and on.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
18.    INCOME TAXES (Continued)

During 2021, the Company received a Notice of Proposed Adjustment (“NOPA”) from the IRS for the 2015 through 2017 tax years relating to transfer pricing involving Surgical/TAVR intercompany royalty transactions between the Company's United States and Switzerland subsidiaries. The NOPA proposed a substantial increase to the Company's United States taxable income, which could result in additional tax expense for this period of approximately $230.0 million and represented a departure from a transfer pricing method the Company had previously agreed upon with the IRS. The Company disagreed with the NOPA and pursued an administrative appeal with the IRS Independent Office of Appeals ("Appeals"). The Appeals process culminated in the third quarter of 2023 when the Company and Appeals concluded that a satisfactory resolution of the matter at the administrative level was not possible.

During the fourth quarter of 2023, Appeals issued a notice of deficiency ("NOD") increasing the Company's 2015 through 2017 United States federal income tax in amounts resulting from the income adjustments previously reflected in the NOPA. The additional tax sought in excess of the Company's filing position is $269.3 million before consideration of interest and a repatriation tax offset.

The Company plans to vigorously contest the additional tax claimed by the IRS through the judicial process. Final resolution of this matter is not likely within the next 12 months. The Company believes the amounts previously accrued related to this uncertain tax position are appropriate for a number of reasons, including the interpretation and application of relevant tax law and accounting standards to the Company's facts and, accordingly, has not accrued any additional amount based on the NOD and other proceedings to date. Nonetheless, the outcome of the judicial process cannot be predicted with certainty, and it is possible that the outcome of that process could have a material impact on the Company's consolidated financial statements. As noted below, similar material tax disputes may arise for the 2018 through 2023 tax years. While no payment of any amount related to the NOPA or NOD has yet been required, the Company made a partial deposit with the IRS in November 2022 to prevent the further accrual of interest on that portion of any additional tax the Company may ultimately be found to owe. The Company intends to make an additional deposit in the range of $200 million to $300 million with the IRS by the second quarter of 2024 in order to further mitigate interest on potential tax liabilities while the Company prepares to contest through the judicial process the IRS's entitlement to any of the additional tax claimed by the IRS.

Surgical/TAVR intercompany royalty transactions covering tax years 2018 through 2023 remain subject to IRS examination, and those transactions and related tax positions remain uncertain as of December 31, 2023. The Company has considered this information, as well as information regarding the NOD and other proceedings described above, in its evaluation of its uncertain tax positions. The impact of these unresolved transfer pricing matters, net of any correlative tax adjustments, may be significant to the Company’s consolidated financial statements. Based on the information currently available and numerous possible outcomes, the Company cannot reasonably estimate what, if any, changes in its existing uncertain tax positions may occur in the next 12 months and, therefore, has continued to record the uncertain tax positions as a long-term liability.

19.    LEGAL PROCEEDINGS

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

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
19.    LEGAL PROCEEDINGS (Continued)

The European Commission (the "Commission") is investigating certain business practices of Edwards including its unilateral pro-innovation (anti-copycat) policy and patent practices. The Company is committed to healthy competition and is cooperating with the Commission. The Company cannot predict the outcome of the investigation or the potential impact on its financial statements.

The Company is or may be a party to, or may otherwise be responsible for, pending or threatened lawsuits including those related to products and services currently or formerly manufactured or performed, as applicable, by the Company, workplace and employment matters, matters involving real estate, Company operations or health care regulations, contingent consideration, or governmental investigations (the "Lawsuits"). The Lawsuits raise difficult and complex factual and legal issues and are subject to many uncertainties, including, but not limited to, the facts and circumstances of each particular case or claim, the jurisdiction in which each suit is brought, and differences in applicable law. Management does not believe that any loss relating to the Lawsuits would have a material adverse effect on the Company's overall financial condition, results of operations or cash flows. However, the resolution of one or more of the Lawsuits in any reporting period, could have a material adverse impact on the Company's financial results for that period. The Company is not able to estimate the amount or range of any loss for legal contingencies related to the Lawsuits for which there is no reserve or additional loss for matters already reserved.

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

20.    SEGMENT INFORMATION

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

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
20.    SEGMENT INFORMATION (Continued)
The table below presents information about Edwards Lifesciences' reportable segments (in millions):

	Years Ended December 31,
	2023	2022	2021
Segment Net Sales
United States	$3,508.7	$3,132.6	$2,963.1
Europe	1,337.4	1,213.7	1,099.6
Japan	436.7	559.3	528.0
Rest of World	716.9	610.7	533.2
Total segment net sales	$5,999.7	$5,516.3	$5,123.9
Segment Operating Income
United States	$2,306.1	$2,130.9	$2,051.0
Europe	709.5	652.2	569.1
Japan	259.1	376.7	348.0
Rest of World	310.4	247.7	185.2
Total segment operating income	$3,585.1	$3,407.5	$3,153.3

The table below presents reconciliations of segment net sales to consolidated net sales and segment operating income to consolidated pre-tax income (in millions):

	Years Ended December 31,
	2023	2022	2021
Net Sales Reconciliation
Segment net sales	$5,999.7	$5,516.3	$5,123.9
Foreign currency	5.1	(133.9)	108.6
Consolidated net sales	$6,004.8	$5,382.4	$5,232.5
Pre-tax Income Reconciliation
Segment operating income	$3,585.1	$3,407.5	$3,153.3
Unallocated amounts:
Corporate items	(1,920.9)	(1,714.1)	(1,613.8)
Special charge and separation costs	(17.2)	(60.7)	—
Intellectual property agreement and litigation expense	(203.5)	(15.8)	(20.6)
Change in fair value of contingent consideration liabilities	26.2	35.8	124.1
Foreign currency	64.4	95.8	47.3
Consolidated operating income	1,534.1	1,748.5	1,690.3
Non-operating income	64.0	18.9	11.7
Consolidated pre-tax income	$1,598.1	$1,767.4	$1,702.0

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
20.    SEGMENT INFORMATION (Continued)
Enterprise-Wide Information
(in millions)

Enterprise-wide information is based on actual foreign exchange rates used in the Company's consolidated financial statements.

	As of or for the Years Ended December 31,
	2023	2022	2021
Net Sales by Geographic Region
United States	$3,508.7	$3,132.6	$2,963.1
Europe	1,334.5	1,174.8	1,190.3
Japan	452.4	473.6	528.9
Rest of World	709.2	601.4	550.2
	$6,004.8	$5,382.4	$5,232.5
Net Sales by Major Product Group
Transcatheter Aortic Valve Replacement	$3,879.8	$3,518.2	$3,422.5
Transcatheter Mitral and Tricuspid Therapies	197.6	116.1	86.0
Surgical Structural Heart	999.3	893.1	889.1
Critical Care	928.1	855.0	834.9
	$6,004.8	$5,382.4	$5,232.5
Long-lived Tangible Assets by Geographic Region
United States	$1,269.7	$1,188.5	$1,195.8
Europe	196.4	191.8	197.9
Japan	23.8	13.2	19.7
Rest of World	353.5	331.6	335.5
	$1,843.4	$1,725.1	$1,748.9

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21.    VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(in millions)
Year ended December 31, 2023
Allowance for credit losses (a)	$11.7	$2.0	$—	$(1.9)	$11.8
Tax valuation allowance (b)	99.1	—	0.1	(9.0)	90.2
Year ended December 31, 2022
Allowance for credit losses (a)	$15.7	$0.9	$0.1	$(5.0)	$11.7
Tax valuation allowance (b)	82.5	3.0	14.2	(0.6)	99.1
Year ended December 31, 2021
Allowance for credit losses (a)	$16.4	$1.2	$0.6	$(2.5)	$15.7
Tax valuation allowance (b)	71.6	12.4	—	(1.5)	82.5
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

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    The Company's management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2023.

Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded as of December 31, 2023 that the Company's disclosure controls and procedures are designed at a reasonable assurance level and are effective in providing reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting.    The Company's management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, the Company's management concluded that its internal control over financial reporting was effective as of December 31, 2023. The effectiveness of the Company's internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting.    There have been no changes in the Company's internal control over financial reporting that occurred during the Company's fourth fiscal quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

Rule 10b5-1 Trading Plans

On December 14, 2023, Donald Bobo, Jr., Corporate Vice President, Strategy & Corporate Development, entered into a 10b5-1 trading plan (the “Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The Plan provides for the potential sale of 70,500 shares of the Company’s stock commencing May 10, 2024. The Plan terminates on the earlier of April 14, 2025 or the date all shares are sold.

Item 9C.    Information Regarding Foreign Jurisdictions That Prevent Inspections

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Certain information required by this Item will be set forth under the headings "Board of Directors Matters—Proposal 1 - Election of Directors—Board of Director Nominees," "Board of Directors Matters—Corporate Governance Policies and Practices," and "Executive Compensation and Other Information—Executive Officers" in the definitive proxy statement to be filed in connection with the Company's 2024 Annual Meeting of Stockholders (the "Proxy Statement") (which Proxy Statement will be filed with the SEC within 120 days of December 31, 2023). The information required by this Item to be contained in the Proxy Statement is incorporated herein by reference. The Company has adopted a code of ethics that applies to all directors and employees, including the Company's principal executive officer, principal financial officer, and principal accounting officer, or persons performing similar functions. The code of ethics (business practice standards) is posted on the Company's website, which is found at https://ir.edwards.com under "Governance & Sustainability—Corporate Responsibility & Sustainability—Corporate Responsibility—Global Integrity Program." To the extent required by applicable rules of the SEC and the New York Stock Exchange, the Company intends to disclose on its website any amendments to, or waivers from, any provision of its code of ethics that apply to the Company's directors and executive officers, including the principal executive officer, principal financial officer or controller or persons performing similar functions.

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

*10.2	Edwards Lifesciences Corporation Form of Employment Agreement (incorporated by reference to Exhibit 10.8 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended March 31, 2003)
*10.3	Edwards Lifesciences Corporation Form of Employment Agreement
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

*10.14
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

*10.19
Edwards Lifesciences Corporation Officer Perquisite Program Guidelines, as of February 20, 2013 (incorporated by reference to Exhibit 10.25 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2012)

*10.20	Edwards Lifesciences Corporation Form of Indemnification Agreement (incorporated by reference to Exhibit 10.20 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2011)
21.1	Subsidiaries of Edwards Lifesciences Corporation
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
+32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Edwards Lifesciences Corporation's Policy for Recovery of Erroneously Awarded Compensation
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

EDWARDS LIFESCIENCES CORPORATION
February 12, 2024	By:	/s/ BERNARD J. ZOVIGHIAN
Bernard J. Zovighian Director and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BERNARD J. ZOVIGHIAN	Director and Chief Executive Officer	February 12, 2024
Bernard J. Zovighian	(Principal Executive Officer)

/s/ SCOTT B. ULLEM	Corporate Vice President, Chief Financial Officer	February 12, 2024
Scott B. Ullem	(Principal Financial Officer)

/s/ ROBERT W.A. SELLERS	Senior Vice President, Principal Accounting Officer	February 12, 2024
Robert W.A. Sellers	(Principal Accounting Officer)

/s/ MICHAEL A. MUSSALLEM	Chairman of the Board	February 12, 2024
Michael A. Mussallem

/s/ KIERAN T. GALLAHUE	Director	February 12, 2024
Kieran T. Gallahue

/s/ LESLIE S. HEISZ	Director	February 12, 2024
Leslie S. Heisz

/s/ PAUL A. LAVIOLETTE	Director	February 12, 2024
Paul A. LaViolette

/s/ STEVEN R. LORANGER	Director	February 12, 2024
Steven R. Loranger

/s/ MARTHA H. MARSH	Director	February 12, 2024
Martha H. Marsh

/s/ RAMONA SEQUEIRA	Director	February 12, 2024
Ramona Sequeira

/s/ NICHOLAS J. VALERIANI	Director	February 12, 2024
Nicholas J. Valeriani