Form 10-Q
period 2024-03-31
Edwards Lifesciences Corp
filed 2024-04-29
CIK 1099800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The number of shares outstanding of the registrant's common stock, $1.00 par value, as of April 25, 2024 was 602.6 million.

EDWARDS LIFESCIENCES CORPORATION
FORM 10-Q
For the quarterly period ended March 31, 2024

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements contained in this report to be covered by the safe harbor provisions of such Acts. Statements other than statements of historical or current fact in this report or referred to or incorporated by reference into this report are "forward-looking statements" for purposes of these safe harbor provisions. These statements can sometimes be identified by the use of the forward-looking words such as "may," "believe," "will," "expect," "project," "estimate," "should," "anticipate," "plan," "goal," "continue," "seek," "pro forma," "forecast," "intend," "guidance," "optimistic," "aspire," "confident," other forms of these words or similar words or expressions or the negatives thereof. Statements regarding past performance, efforts, or results about which inferences or assumptions may be made can also be forward-looking statements and are not indicative of future performance or results; these statements can be identified by the use of words such as "preliminary," "initial," "potential," "possible," "diligence," "industry-leading," "compliant," "indications," or "early feedback" or other forms of these words or similar words or expressions or the negatives thereof. These forward-looking statements are subject to substantial risks and uncertainties that could cause our results or future business, financial condition, results of operations or performance to differ materially from our historical results or experiences or those expressed or implied in any forward-looking statements contained in this report. These risks and uncertainties include, but are not limited to: the spin-off of our critical care product group, our ability to develop new products and avoid manufacturing and quality issues; clinical trial or commercial results or new product approvals and therapy adoption; the impact of domestic and global conditions; competition in the markets in which we operate; our reliance on vendors, suppliers, and other third parties; damage, failure or interruption of our information technology systems; the impact of public health crises; consolidation in the healthcare industry; our ability to protect our intellectual property; our compliance with applicable regulations; our exposure to product liability claims; use of our products in unapproved circumstances; changes to reimbursement for our products; the impact of currency exchange rates; unanticipated actions by the United States Food and Drug Administration and other regulatory agencies; changes to tax laws; unexpected impacts or expenses of litigation or internal or government investigations; and other risks detailed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2023, as such risks and uncertainties may be amended, supplemented or superseded from time to time by our subsequent reports on Forms 10-Q and 8-K we file with the United States Securities and Exchange Commission. These forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections.

Unless otherwise indicated or otherwise required by the context, the terms "we," "our," "it," "its," "Company," "Edwards," and "Edwards Lifesciences" refer to Edwards Lifesciences Corporation and its subsidiaries.

Part I. Financial Information
Item 1.    Financial Statements
EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions, except par value; unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$1,224.6	$1,144.0
Short-term investments (Note 5)	473.0	500.5
Accounts receivable, net of allowances of $13.5 and $8.3, respectively	817.6	775.1
Other receivables	59.3	61.8
Inventories (Note 2)	1,207.3	1,168.2
Prepaid expenses	138.1	146.8
Other current assets	250.6	239.3
Total current assets	4,170.5	4,035.7
Long-term investments (Note 5)	455.6	583.9
Property, plant, and equipment, net	1,767.9	1,749.4
Operating lease right-of-use assets	98.4	94.0
Goodwill	1,252.8	1,253.5
Other intangible assets, net	446.8	428.4
Deferred income taxes	776.7	754.6
Other assets (Note 2)	767.6	463.7
Total assets	$9,736.3	$9,363.2
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$212.3	$201.4
Accrued and other liabilities (Note 2)	873.7	969.1
Operating lease liabilities	24.8	24.9
Total current liabilities	1,110.8	1,195.4
Long-term debt	597.2	597.0
Taxes payable	79.6	80.6
Operating lease liabilities	77.2	73.0
Uncertain tax positions	336.6	339.3
Litigation settlement accrual	82.0	94.2
Other liabilities	266.5	264.3
Total liabilities	2,549.9	2,643.8
Commitments and contingencies (Note 11)
Stockholders' equity
Preferred stock, $0.01 par value, authorized 50.0 shares, no shares outstanding	—	—
Common stock, $1.00 par value, 1,050.0 shares authorized, 651.8 and 650.5 shares issued, and 602.4 and 601.1 shares outstanding, respectively	651.8	650.5
Additional paid-in capital	2,379.8	2,274.4
Retained earnings	9,344.3	8,992.4
Accumulated other comprehensive loss (Note 12)	(233.3)	(242.8)
Treasury stock, at cost, 49.4 and 49.4 shares, respectively	(5,024.7)	(5,024.5)
Total Edwards Lifesciences Corporation stockholders' equity	7,117.9	6,650.0
Noncontrolling interest	68.5	69.4
Total stockholders' equity	7,186.4	6,719.4
Total liabilities and equity	$9,736.3	$9,363.2
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in millions, except per share information; unaudited)

	Three Months Ended March 31,
	2024	2023
Net sales	$1,598.2	$1,459.6
Cost of sales	385.6	329.5
Gross profit	1,212.6	1,130.1
Selling, general, and administrative expenses	489.7	436.3
Research and development expenses	285.2	261.2
Intellectual property agreement and certain litigation expenses (Note 3)	8.9	43.5
Change in fair value of contingent consideration liabilities (Note 7)	—	0.7
Separation costs (Note 4)	41.3	—
Operating income, net	387.5	388.4
Interest income, net	(16.5)	(8.6)
Other income, net	(5.4)	(1.6)
Income before provision for income taxes	409.4	398.6
Provision for income taxes	58.4	58.1
Net income	351.0	340.5
Net loss attributable to noncontrolling interest	(0.9)	—
Net income attributable to Edwards Lifesciences Corporation	$351.9	$340.5

Share information (Note 13)
Earnings per share:
Basic	$0.58	$0.56
Diluted	$0.58	$0.56
Weighted-average number of common shares outstanding:
Basic	601.6	607.5
Diluted	604.1	610.9
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended March 31,
	2024	2023
Net income	$351.0	$340.5
Other comprehensive income (loss), net of tax (Note 12):
Foreign currency translation adjustments	(26.1)	3.8
Unrealized gain (loss) on hedges	26.9	(17.2)
Unrealized pension credits (costs)	0.3	(0.1)
Unrealized gain on available-for-sale investments	8.4	13.0
Other comprehensive income (loss), net of tax	9.5	(0.5)
Comprehensive income	360.5	340.0
Comprehensive loss attributable to noncontrolling interest	(0.9)	—
Comprehensive income attributable to Edwards Lifesciences Corporation	$361.4	$340.0
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net income	$351.0	$340.5
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	38.5	35.2
Non-cash operating lease cost	7.7	6.8
Stock-based compensation (Note 9)	44.6	38.9
Deferred income taxes	(35.8)	(51.8)
Other	(0.5)	1.1
Changes in operating assets and liabilities:
Accounts and other receivables, net	(55.0)	(77.5)
Inventories	(69.5)	(32.8)
Accounts payable and accrued liabilities	(89.1)	(45.2)
Income taxes	(263.1)	87.2
Prepaid expenses and other current assets	27.1	(23.8)
Intellectual property agreement accrual	(5.2)	29.3
Other	(4.2)	6.2
Net cash (used in) provided by operating activities	(53.5)	314.1
Cash flows from investing activities
Capital expenditures	(65.3)	(61.5)
Purchases of held-to-maturity investments (Note 5)	(0.8)	(12.5)
Proceeds from held-to-maturity investments (Note 5)	9.3	80.5
Purchases of available-for-sale investments (Note 5)	(1.8)	(3.2)
Proceeds from available-for-sale investments (Note 5)	157.3	183.4
Investments in intangible assets	(20.0)	(13.1)
Business combination, net of cash	—	(141.2)
Payment for acquisition options (Note 6)	(10.8)	(15.0)
Issuances of notes receivable	(2.5)	(15.0)
Other	(2.3)	(1.9)
Net cash provided by investing activities	63.1	0.5
Cash flows from financing activities
Purchases of treasury stock	(0.2)	(249.3)
Proceeds from stock plans	62.1	41.9
Other	(0.2)	0.8
Net cash provided by (used in) financing activities	61.7	(206.6)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	9.7	(4.2)
Net increase in cash, cash equivalents, and restricted cash	81.0	103.8
Cash, cash equivalents, and restricted cash at beginning of period	1,148.0	772.6
Cash, cash equivalents, and restricted cash at end of period (Note 2)	$1,229.0	$876.4
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions; unaudited)

	Common Stock		Treasury Stock
	Shares	Par Value	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Edwards Lifesciences Corporation Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
Balance at December 31, 2023	650.5	$650.5	49.4	$(5,024.5)	$2,274.4	$8,992.4	$(242.8)	$6,650.0	$69.4	$6,719.4
Net income						351.9		351.9	(0.9)	351.0
Other comprehensive loss, net of tax							9.5	9.5		9.5
Common stock issued under stock plans	1.3	1.3			60.8			62.1		62.1
Stock-based compensation expense					44.6			44.6		44.6
Purchases of treasury stock			—	(0.2)				(0.2)		(0.2)
Balance at March 31, 2024	651.8	$651.8	49.4	$(5,024.7)	$2,379.8	$9,344.3	$(233.3)	$7,117.9	$68.5	$7,186.4
The accompanying notes are an integral part of these
consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions; unaudited)

	Common Stock		Treasury Stock
	Shares	Par Value	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Edwards Lifesciences, Inc. Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
Balance at December 31, 2022	646.3	$646.3	38.0	$(4,144.0)	$1,969.3	$7,590.0	$(254.9)	$5,806.7	$—	$5,806.7
Net income						340.5		340.5	—	340.5
Other comprehensive loss, net of tax							(0.5)	(0.5)		(0.5)
Common stock issued under stock plans	0.8	0.8			41.1			41.9		41.9
Stock-based compensation expense					38.9			38.9		38.9
Purchases of treasury stock			3.1	(249.5)				(249.5)		(249.5)
Changes to noncontrolling interest									84.0	84.0
Balance at March 31, 2023	647.1	$647.1	41.1	$(4,393.5)	$2,049.3	$7,930.5	$(255.4)	$5,978.0	$84.0	$6,062.0
The accompanying notes are an integral part of these
consolidated condensed financial statements.

1.     BASIS OF PRESENTATION

The accompanying interim consolidated condensed financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the consolidated financial statements and notes included in Edwards Lifesciences' Annual Report on Form 10-K for the year ended December 31, 2023. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") have been condensed or omitted.

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

There have been no material changes to the Company's significant accounting policies from those described in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

Recently Adopted Accounting Standards

In March 2023, the Financial Accounting Standards Board ("FASB") issued an amendment to the accounting guidance on investments in tax credit structures to allow entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. The guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company adopted this guidance on January 1, 2024. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

New Accounting Standards Not Yet Adopted

In March 2024, the SEC issued final climate-related disclosure rules that will require disclosure of material climate-related risks and material direct greenhouse gas emissions from operations owned or controlled (Scope 1) and/or material indirect greenhouse gas emissions from purchased energy consumed in owned or controlled operations (Scope 2). Additionally, the rules require disclosure in the notes to the financial statements of the effects of severe weather events and other natural conditions, subject to certain materiality thresholds. The new rules will be effective for annual reporting periods beginning in fiscal year 2025, except for the greenhouse gas emissions disclosures which will be effective for annual reporting periods beginning in fiscal year 2026. Subsequent to issuance, the rules became the subject of litigation, and the SEC has issued a stay to allow the legal process to proceed. The Company is currently evaluating the impact the guidance will have on its consolidated financial statements.

In December 2023, the FASB issued an amendment to the accounting guidance on income taxes which requires entities to provide additional information in the rate reconciliation and additional disaggregated disclosures about income taxes paid. This guidance requires public entities to disclose in their rate reconciliation table additional categories of information about federal, state, and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold. The guidance is effective for annual periods beginning after December 15, 2024. The Company does not expect the adoption of this guidance to impact its financial statements, but the guidance will impact its income tax disclosures.

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

2.     OTHER CONSOLIDATED FINANCIAL STATEMENT DETAILS

Composition of Certain Financial Statement Captions
(in millions)

Components of selected captions in the consolidated condensed balance sheets consisted of the following:

	March 31, 2024	December 31, 2023
Inventories
Raw materials	$280.0	$252.6
Work in process	258.6	220.1
Finished products	668.7	695.5
	$1,207.3	$1,168.2

At March 31, 2024 and December 31, 2023, $161.7 million and $164.6 million, respectively, of the Company's finished products inventories were held on consignment.

	March 31, 2024	December 31, 2023
Other assets
Tax receivable (Note 14)	$286.4	$—
Notes and other receivables	159.5	155.1
Acquisition options	172.1	161.3
Long-term prepaid royalties	107.8	109.9
Fair value of derivatives	27.9	23.4
Other long-term assets	13.9	14.0
	$767.6	$463.7

Accrued and other liabilities
Employee compensation and withholdings	$237.2	$371.2
Taxes payable	85.0	59.3
Property, payroll, and other taxes	71.2	63.0
Research and development accruals	75.7	74.1
Accrued rebates	120.6	131.4
Fair value of derivatives	4.9	15.2
Accrued marketing expenses	14.1	15.0
Legal and insurance	32.9	30.7
Litigation settlement	76.1	69.1
Accrued relocation costs	19.3	19.2
Accrued professional services	15.7	8.8
Accrued realignment reserves	10.2	12.3
Accrued warranties	10.5	10.0
Other accrued liabilities	100.3	89.8
	$873.7	$969.1

Supplemental Cash Flow Information
(in millions)

	Three Months Ended March 31,
	2024	2023
Cash paid during the year for:
Income taxes (Note 14)	$349.2	$21.7
Amounts included in the measurement of operating lease liabilities	$8.2	$7.1
Non-cash investing and financing transactions:
Right-of-use assets obtained in exchange for new lease liabilities	$13.4	$2.2
Capital expenditures accruals	$34.3	$26.5

Cash, Cash Equivalents, and Restricted Cash
(in millions)

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$1,224.6	$1,144.0
Restricted cash included in other current assets	3.6	3.3
Restricted cash included in other assets	0.8	0.7
Total cash, cash equivalents, and restricted cash	$1,229.0	$1,148.0

Amounts included in restricted cash primarily represent funds placed in escrow related to litigation.

3.    INTELLECTUAL PROPERTY AGREEMENT AND CERTAIN LITIGATION EXPENSES

On April 12, 2023, Edwards entered into an Intellectual Property Agreement (the "Intellectual Property Agreement") with Medtronic, Inc. ("Medtronic") pursuant to which the parties agreed to a 15-year global covenant not to sue ("CNS") for infringement of certain patents in the structural heart space owned or controlled by each other. In consideration for the global CNS and related mutual access to certain intellectual property rights, Edwards paid to Medtronic a one-time, lump sum payment of $300.0 million and is paying annual royalties tied to net sales of certain Edwards products. Based upon the terms of the Intellectual Property Agreement, the Company identified the relevant elements for accounting purposes and allocated the $300.0 million upfront payment based on their respective fair values. The Company recorded a $37.0 million pre-tax charge in Intellectual Property Agreement and Certain Litigation Expenses in March 2023 related primarily to prior commercial sales incurred through March 31, 2023. The Company recorded a prepaid royalty asset of $124.0 million in April 2023 related to future commercial sales, which will be amortized to expense during the term of the Intellectual Property Agreement. Separately, the Company recorded a $139.0 million pre-tax charge in Intellectual Property Agreement and Certain Litigation Expenses in April 2023 related to products currently in development.

4.    SEPARATION COSTS

On December 7, 2023, the Company announced its intention to complete a spin-off of its Critical Care product group as a separate publicly-traded company to Edwards Lifesciences' shareholders. The proposed spin-off is intended to be a tax-free transaction for U.S. federal income tax purposes and is expected to be completed near the end of 2024, subject to the satisfaction of customary conditions including final approval by the Company's board of directors, receipt of a favorable opinion and Internal Revenue Service ruling with respect to the tax-free nature of the transaction, and the effectiveness of a registration statement on Form 10. The Company incurred separation costs of $41.3 million during the three months ended March 31, 2024, related primarily to consulting, legal, tax, and other professional advisory services associated with the planned spin-off. The costs related primarily to the Company's United States segment.

5.     INVESTMENTS

Debt Securities

Investments in debt securities at the end of each period were as follows (in millions):

	March 31, 2024				December 31, 2023
Held-to-maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Bank time deposits	$56.0	$—	$—	$56.0	$64.5	$—	$—	$64.5

Available-for-sale
U.S. government and agency securities	63.8	—	(2.4)	61.4	72.7	0.1	(2.8)	70.0
Asset-backed securities	148.0	—	(3.8)	144.2	192.1	—	(7.8)	184.3
Corporate debt securities	553.1	0.1	(11.7)	541.5	658.5	—	(16.7)	641.8
Municipal securities	2.8	—	(0.1)	2.7	2.8	—	(0.2)	2.6
Total	$767.7	$0.1	$(18.0)	$749.8	$926.1	$0.1	$(27.5)	$898.7
The cost and fair value of investments in debt securities, by contractual maturity, as of March 31, 2024, were as follows:

	Held-to-Maturity		Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Due in 1 year or less	$56.0	$56.0	$422.8	$417.0
Due after 1 year through 5 years	—	—	181.6	174.8
Instruments not due at a single maturity date (a)	—	—	163.3	158.0
	$56.0	$56.0	$767.7	$749.8
_______________________________________
(a)     Consists of mortgage-backed and asset-backed securities.
Actual maturities may differ from the contractual maturities due to call or prepayment rights.
The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of March 31, 2024 and December 31, 2023, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	March 31, 2024
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$—	$—	$58.5	$(2.4)	$58.5	$(2.4)
Asset-backed securities	12.2	(0.1)	130.7	(3.7)	142.9	(3.8)
Corporate debt securities	—	—	430.3	(11.7)	430.3	(11.7)
Municipal securities	—	—	2.6	(0.1)	2.6	(0.1)
	$12.2	$(0.1)	$622.1	$(17.9)	$634.3	$(18.0)

	December 31, 2023
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$—	$—	$67.1	$(2.8)	$67.1	$(2.8)
Asset-backed securities	10.2	(1.8)	172.7	(6.0)	182.9	(7.8)
Corporate debt securities	25.0	(0.1)	601.3	(16.6)	626.3	(16.7)
Municipal securities	—	—	2.6	(0.2)	2.6	(0.2)
	$35.2	$(1.9)	$843.7	$(25.6)	$878.9	$(27.5)

The Company reviews its investments in debt securities to determine if there has been an other-than-temporary decline in fair value. Consideration is given to 1) the financial condition and near-term prospects of the issuer, including the credit quality of the security's issuer, 2) the Company's intent to sell the security, and 3) whether it is more likely than not the Company will have to sell the security before recovery of its amortized cost. The unrealized losses on the debt securities were largely due to changes in interest rates, not credit quality, and as of March 31, 2024, the Company did not intend to sell the securities, and it was not more likely than not that it will be required to sell the securities before recovery of the unrealized losses, and, therefore, the unrealized losses are considered temporary.

Investments in Unconsolidated Entities

The Company has a number of equity investments in unconsolidated entities. These investments are recorded in Long-term Investments on the consolidated condensed balance sheets, and are as follows:

	March 31, 2024	December 31, 2023
	(in millions)
Equity method investments
Carrying value of equity method investments	$34.1	$33.6
Equity securities
Carrying value of non-marketable equity securities	88.7	87.6
Total investments in unconsolidated entities	$122.8	$121.2

The Company makes equity investments in limited liability companies that invest in qualified community development entities ("CDEs") through the New Markets Tax Credit ("NMTC") program. The NMTC program provides federal tax incentives to investors to make investments in distressed communities and promotes economic improvements through the development of successful businesses in these communities. The NMTC is equal to 39% of the qualified investment and is taken over seven years. These limited liability companies are variable interest entities ("VIEs"). The Company determined that it is not the primary beneficiary of the VIEs because it does not have the power to direct the activities that most significantly impact the economic performance of the VIEs and, therefore, the Company does not consolidate these entities. Instead, the NMTC investments are accounted for as equity method investments.

Non-marketable equity securities consist of investments in privately held companies without readily determinable fair values, and are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. The Company recorded a downward adjustment of $2.4 million during the three months ended March 31, 2024 based on observable price changes. As of March 31, 2024, the Company had recorded cumulative upward adjustments of $8.8 million based on observable price changes, and cumulative downward adjustments of $5.5 million due to impairments and observable price changes.

During the three months ended March 31, 2024, the gross realized gains or losses from sales of available-for-sale investments were not material.

6.     INVESTMENTS IN VARIABLE INTEREST ENTITIES

The Company reviews its investments in other entities to determine whether the Company is the primary beneficiary of a VIE. The Company would be the primary beneficiary of the VIE, and would be required to consolidate the VIE, if it has the power to direct the significant activities of the entity and the obligation to absorb losses or receive benefits from the entity that may be significant to the VIE. The Company's maximum loss exposure to variable interest entities, prior to the exercise of options to acquire the entities, is limited to its investment in the variable interest entities, which include equity investments, options to acquire, and promissory notes.

Consolidated VIEs

In February 2023, the Company acquired a majority equity interest in a medical technology company pursuant to a preferred stock purchase agreement, and amended and restated a previous option agreement to acquire the remaining equity interest. Edwards concluded that it is the primary beneficiary and consolidated the VIE. The total assets and liabilities of the Company's consolidated VIE was $266.9 million and $28.5 million, respectively, as of March 31, 2024, and were $272.1 million and $31.5 million, respectively, as of December 31, 2023. The assets of the VIE can only be used to settle obligations of the VIE and general creditors have no recourse to the Company.

Unconsolidated VIEs

Edwards has relationships with various VIEs that it does not consolidate as Edwards lacks the power to direct the activities that significantly impact the economic success of these entities.

In April 2021, the Company entered into a promissory note agreement, a preferred stock purchase agreement, and an option agreement with a privately-held medical device company (the "Investee"). The secured promissory note provides for borrowings up to $45.0 million. At both March 31, 2024 and December 31, 2023, the Company had advanced $30.0 million under the promissory note (included in Other Assets). As of March 31, 2024 and December 31, 2023, the Company had invested $42.8 million and $39.3 million, respectively, in the Investee's preferred equity securities (included in Long-term Investments) and had paid $20.9 million and $13.1 million, respectively, for an option to acquire the Investee (included in Other Assets). Pursuant to the agreements, the Company may be required to invest up to an additional $3.0 million in the Investee's preferred equity securities and up to an additional $6.6 million for the option to acquire the Investee.

In March 2023, the Company agreed to pay a medical device company up to $45.0 million as consideration for an option to acquire that medical device company, of which $30.0 million had been paid as of March 31, 2024. Also, in March 2023, Edwards advanced $5.0 million to the medical device company under a convertible promissory note. The option and the note are included in Other Assets on the consolidated balance sheets.

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

The consolidated condensed financial statements include financial instruments for which the fair market value of such instruments may differ from amounts reflected on a historical cost basis. Financial instruments of the Company consist of cash deposits, accounts and other receivables, investments, accounts payable, certain accrued liabilities, and borrowings under a revolving credit agreement. The carrying value of these financial instruments generally approximates fair value due to their short-term nature. Financial instruments also include notes payable. As of March 31, 2024, the fair value of the notes payable, based on Level 2 inputs, was $584.6 million.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company's financial instruments which are measured at fair value on a recurring basis (in millions):

March 31, 2024	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$430.0	$—	$—	$430.0
Available-for-sale investments:
Corporate debt securities	—	541.5	—	541.5
Asset-backed securities	—	144.2	—	144.2
United States government and agency securities	—	61.4	—	61.4
Municipal securities	—	2.7	—	2.7
Investments held for deferred compensation plans	130.7	—	—	130.7
Derivatives	—	57.5	—	57.5
	$560.7	$807.3	$—	$1,368.0
Liabilities
Derivatives	$—	$4.9	$—	$4.9
Other	—	—	5.0	5.0
	$—	$4.9	$5.0	$9.9
December 31, 2023
Assets
Cash equivalents	$579.2	$—	$—	$579.2
Available-for-sale investments:
Corporate debt securities	—	641.8	—	641.8
Asset-backed securities	—	184.3	—	184.3
United States government and agency securities	—	70.0	—	70.0
Municipal securities	—	2.6	—	2.6
Investments held for deferred compensation plans	125.8	—	—	125.8
Derivatives	—	47.1	—	47.1
	$705.0	$945.8	$—	$1,650.8
Liabilities
Derivatives	$—	$15.2	$—	$15.2
Other	—	—	10.3	10.3
	$—	$15.2	$10.3	$25.5

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

Deferred Compensation Plans

The Company holds investments related to its deferred compensation plans. The investments are in a variety of stock, bond and money market mutual funds. The fair values of these investments are based on quoted market prices.

Derivative Instruments

The Company uses derivative financial instruments in the form of foreign currency forward exchange contracts and cross-currency swap contracts to manage foreign currency exposures. All derivatives contracts are recognized on the balance sheet at their fair value. The fair value of the derivative financial instruments was measured using quoted foreign exchange rates, interest rates, yield curves, and cross-currency swap basis rates. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Contingent Consideration Liabilities

Certain of the Company's acquisitions involve contingent consideration arrangements. Payment of additional consideration is contingent upon the acquired company reaching certain performance milestones, such as attaining specified sales levels or obtaining regulatory approvals. These contingent consideration liabilities are measured at estimated fair value using either a probability weighted discounted cash flow analysis or a Monte Carlo simulation model, both of which consider significant unobservable inputs. As of March 31, 2024, the probability of milestone achievement was determined to be 0% and, accordingly, the contingent consideration liability was zero.

The following tables summarize the changes in fair value of Level 3 financial instruments measured at fair value on a recurring basis (in millions):

	Contingent Consideration	Other	Total
Balance at December 31, 2023	$—	$10.3	$10.3
Changes in fair value	—	(5.3)	(5.3)
Balance at March 31, 2024	$—	$5.0	$5.0

	Contingent Consideration	Other	Total
Balance at December 31, 2022	$26.2	$14.0	$40.2
Changes in fair value	0.7	—	0.7
Balance at March 31, 2023	$26.9	$14.0	$40.9

8.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses derivative financial instruments to manage its currency exchange rate risk and its interest rate risk as summarized below. Notional amounts are stated in United States dollar equivalents at spot exchange rates at the respective dates. The Company does not enter into these arrangements for trading or speculation purposes.

	Notional Amount
	March 31, 2024	December 31, 2023
	(in millions)
Foreign currency forward exchange contracts	$1,772.3	$1,786.2
Cross-currency swap contracts	300.0	300.0

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

The Company uses foreign currency forward exchange contracts and cross-currency swap contracts to manage its exposure to changes in currency exchange rates from (a) future cash flows associated with intercompany transactions and certain local currency expenses expected to occur within approximately 1 year (designated as cash flow hedges), (b) its net investment in certain foreign subsidiaries (designated as net investment hedges) and (c) foreign currency denominated assets or liabilities (designated as fair value hedges). The Company also uses foreign currency forward exchange contracts that are not designated as hedging instruments to offset the transaction gains and losses associated with revaluation of certain assets and liabilities denominated in currencies other than their functional currencies (resulting principally from intercompany and local currency transactions).

All derivative financial instruments are recognized at fair value in the consolidated condensed balance sheets. For each derivative instrument that is designated as a fair value hedge, the gain or loss on the derivative included in the assessment of hedge effectiveness is recognized immediately to earnings, and offsets the loss or gain on the underlying hedged item. The Company reports in Accumulated Other Comprehensive Loss the gain or loss on derivative financial instruments that are designated, and that qualify, as cash flow hedges. The Company reclassifies these gains and losses into earnings in the same line item and in the same period in which the underlying hedged transactions affect earnings. Changes in the fair value of net investment hedges are reported in Accumulated Other Comprehensive Loss as a part of the cumulative translation adjustment and would be reclassified into earnings if the underlying net investment is sold or substantially liquidated. The portion of the change in fair value related to components excluded from the hedge effectiveness assessment are amortized into earnings over the life of the derivative. The gains and losses on derivative financial instruments for which the Company does not elect hedge accounting treatment are recognized in the consolidated statements of operations in each period based upon the change in the fair value of the derivative financial instrument. Cash flows from net investment hedges are reported as investing activities in the consolidated statements of cash flows, and cash flows from all other derivative financial instruments are reported as operating activities.

The following table presents the location and fair value amounts of derivative instruments reported in the consolidated condensed balance sheets (in millions):

		Fair Value
Derivatives designated as hedging instruments	Balance Sheet Location	March 31, 2024	December 31, 2023
Assets
Foreign currency contracts	Other current assets	$29.6	$23.7
Cross-currency swap contracts	Other assets	$27.9	$23.4
Liabilities
Foreign currency contracts	Accrued and other liabilities	$4.9	$15.2

The following table presents the effect of master-netting agreements and rights of offset on the consolidated condensed balance sheets (in millions):

				Gross Amounts Not Offset in the Consolidated Balance Sheet
		Gross Amounts Offset in the Consolidated Balance Sheet
			Net Amounts Presented in the Consolidated Balance Sheet
March 31, 2024	Gross Amounts			Financial Instruments	Cash Collateral Received	Net Amount
Derivative assets
Foreign currency contracts	$29.6	$—	$29.6	$(4.9)	$—	$24.7
Cross-currency swap contracts	$27.9	$—	$27.9	$—	$—	$27.9
Derivative liabilities
Foreign currency contracts	$4.9	$—	$4.9	$(4.9)	$—	$—
December 31, 2023
Derivative assets
Foreign currency contracts	$23.7	$—	$23.7	$(9.4)	$—	$14.3
Cross-currency swap contracts	$23.4	$—	$23.4	$—	$—	$23.4
Derivative liabilities
Foreign currency contracts	$15.2	$—	$15.2	$(9.4)	$—	$5.8
The following tables present the effect of derivative and non-derivative hedging instruments on the consolidated condensed statements of operations and consolidated condensed statements of comprehensive income (in millions):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended March 31,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Three Months Ended March 31,

	2024	2023		2024	2023
Cash flow hedges
Foreign currency contracts	$36.2	$3.7	Cost of sales	$2.4	$29.8

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)			Amount of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31,		Location of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)	Three Months Ended March 31,

	2024	2023		2024	2023
Net investment hedges
Cross-currency swap contracts	$4.4	$(2.5)	Interest income, net	$1.7	$1.7

The cross-currency swap contracts have an expiration date of June 15, 2028. At the maturity of the cross-currency swap contracts, the Company will deliver the notional amount of €257.2 million and will receive $300.0 million from the counterparties. The Company receives semi-annual interest payments from the counterparties based on a fixed interest rate until maturity of the agreements.

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended March 31,
	Location of Gain or (Loss) Recognized in Income on Derivative
		2024	2023
Fair value hedges
Foreign currency contracts	Other income, net	$4.8	$—

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended March 31,
	Location of Gain or (Loss) Recognized in Income on Derivative
		2024	2023
Derivatives not designated as hedging instruments
Foreign currency contracts	Other income, net	$12.4	$(5.4)

The following tables present the effect of fair value and cash flow hedge accounting on the consolidated condensed statements of operations (in millions):

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three Months Ended March 31, 2024
	Cost of sales	Other income, net

Total amounts of income and expense line items presented in the consolidated condensed statements of operations in which the effects of fair value or cash flow hedges are recorded	$(385.6)	$5.4
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships:
Foreign currency contracts:
Hedged items	$—	$(4.0)
Derivatives designated as hedging instruments	$—	$4.0
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach	$—	$0.8
Gain (loss) on cash flow hedging relationships:
Foreign currency contracts:
Amount of gain (loss) reclassified from accumulated OCI into income	$2.4	$—

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three Months Ended March 31, 2023
	Cost of sales	Other income, net

Total amounts of income and expense line items presented in the consolidated condensed statements of operations in which the effects of fair value or cash flow hedges are recorded	$(329.5)	$1.6
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships:
Foreign currency contracts:
Hedged items	$—	$1.2
Derivatives designated as hedging instruments	$—	$(1.2)
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach	$—	$1.2
Gain (loss) on cash flow hedging relationships:
Foreign currency contracts:
Amount of gain (loss) reclassified from accumulated OCI into income	$29.8	$—

The Company expects that during the next twelve months it will reclassify to earnings a $12.7 million gain currently recorded in Accumulated Other Comprehensive Loss.

9.    STOCK-BASED COMPENSATION

Stock-based compensation expense related to awards issued under the Company's incentive compensation plans for the three months ended March 31, 2024 and 2023 was as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Cost of sales	$8.2	$7.0
Selling, general, and administrative expenses	24.6	22.3
Research and development expenses	11.2	9.6
Separation costs	0.6	—
Total stock-based compensation expense	44.6	38.9
Income tax benefit	(6.2)	(4.7)
Total stock-based compensation expense, net of tax	$38.4	$34.2

At March 31, 2024, the total remaining compensation cost related to nonvested stock options, restricted stock units, market-based restricted stock units, and employee stock purchase plan ("ESPP") subscription awards amounted to $242.6 million, which will be amortized on a straight-line basis over each award's requisite service period. The weighted-average remaining requisite service period is 30 months.

Fair Value Disclosures

The following table includes the weighted-average grant-date fair values of stock options granted during the periods indicated and the related weighted-average assumptions used in the Black-Scholes option pricing model:

Option Awards	Three Months Ended March 31,
	2024	2023
Risk-free interest rate	4.3%	4.1%
Expected dividend yield	None	None
Expected volatility	32.7%	31.3%
Expected term (years)	5.3	5.3
Fair value, per option	$32.91	$27.77
The following table includes the weighted-average grant-date fair values for ESPP subscriptions granted during the periods indicated and the related weighted-average assumptions used in the Black-Scholes option pricing model:

ESPP	Three Months Ended March 31,
	2024	2023
Risk-free interest rate	5.1%	4.6%
Expected dividend yield	None	None
Expected volatility	34.8%	31.5%
Expected term (years)	0.6	0.6
Fair value, per share	$25.52	$21.10

10.    ACCELERATED SHARE REPURCHASE

During 2023, the Company entered into an accelerated share repurchase ("ASR") agreement providing for the repurchase of the Company's common stock based on the volume-weighted average price ("VWAP") of the Company's common stock during the term of the agreement, less a discount. The following table summarizes the terms of the ASR agreement (dollars and shares in millions, except per share data):

		Initial Delivery			Final Settlement
Agreement Date	Amount Paid	Shares Received	Price per Share	Value of Shares as % of Contract Value	Settlement Date	Total Shares Received	Average Price per Share
February 2023	$200.0	2.0	$80.44	80%	March 2023	2.5	$79.28

The ASR agreement was accounted for as two separate transactions: (1) the value of the initial delivery of shares was recorded as shares of common stock acquired in a treasury stock transaction on the acquisition date, and (2) the remaining amount of the purchase price paid was recorded as a forward contract indexed to the Company's own common stock and was initially recorded in Additional Paid-in Capital and subsequently, upon settlement, was transferred to Treasury Stock on the consolidated condensed balance sheets. The initial delivery of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share. The Company determined that the forward contract indexed to the Company's common stock met all the applicable criteria for equity classification and, therefore, was not accounted for as a derivative instrument.

11.    COMMITMENTS AND CONTINGENCIES

In 2021, the Company initiated an internal review and investigation into whether business activities in Japan and other markets violated certain provisions of the Foreign Corrupt Practices Act (“FCPA”). The Company voluntarily notified the SEC and the United States Department of Justice (“DOJ”) during 2021 that it has engaged outside counsel to conduct this review and investigation. The Company has provided status updates to the SEC and DOJ since that time. Any determination that the Company’s operations or activities are not in compliance with existing laws, including the FCPA, could result in the imposition of fines, penalties, and equitable remedies. The Company cannot currently predict the final outcome of the investigation or any potential impact on its financial statements.

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

The European Commission (the “Commission”) is investigating certain business practices of Edwards including its unilateral pro-innovation (anti-copycat) policy and patent practices. The Company is cooperating with the Commission and believes its business practices support healthy competition. The Company cannot predict the outcome of the investigation or the potential impact on our financial statements.

The Company is or may be a party to, or may otherwise be responsible for, pending or threatened lawsuits including those related to products and services currently or formerly manufactured or performed, as applicable, by the Company, workplace and employment matters, matters involving real estate, Company operations or health care regulations, contingent considerations, or governmental investigations (the “Lawsuits”). The Lawsuits raise difficult and complex factual and legal issues and are subject to many uncertainties, including, but not limited to, the facts and circumstances of each particular case or claim, the jurisdiction in which each suit is brought, and differences in applicable law. Management does not believe that any loss relating to the Lawsuits would have a material adverse effect on the Company's overall financial condition, results of operations or cash flows. However, the resolution of one or more of the Lawsuits in any reporting period, could have a material adverse impact on the Company's financial results for that period. The Company is not able to estimate the amount or range of any loss for legal contingencies related to the Lawsuits for which there is no reserve or additional loss for matters already reserved.

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

12.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables summarize the activity for each component of Accumulated Other Comprehensive Loss (in millions):

	Foreign Currency Translation Adjustments	Unrealized Gain on Hedges	Unrealized Loss on Available-for-sale Investments	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
December 31, 2023	$(214.5)	$0.7	$(24.8)	$(4.2)	$(242.8)
Other comprehensive (loss) income before reclassifications	(23.3)	43.4	7.0	0.4	27.5
Amounts reclassified from accumulated other comprehensive loss	(1.7)	(7.2)	2.5	—	(6.4)
Deferred income tax expense	(1.1)	(9.3)	(1.1)	(0.1)	(11.6)
March 31, 2024	$(240.6)	$27.6	$(16.4)	$(3.9)	$(233.3)

	Foreign Currency Translation Adjustments	Unrealized Gain on Hedges	Unrealized Loss on Available-for-sale Investments	Unrealized Pension Credits	Total Accumulated Other Comprehensive Loss
December 31, 2022	$(218.8)	$23.8	$(65.6)	$5.7	$(254.9)
Other comprehensive income (loss) before reclassifications	4.9	6.7	9.0	(0.1)	20.5
Amounts reclassified from accumulated other comprehensive loss	(1.7)	(29.8)	4.0	—	(27.5)
Deferred income tax benefit	0.6	5.9	—	—	6.5
March 31, 2023	$(215.0)	$6.6	$(52.6)	$5.6	$(255.4)

The following table provides information about amounts reclassified from Accumulated Other Comprehensive Loss (in millions):

	Three Months Ended March 31,
			Affected Line on Consolidated Condensed Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	2024	2023
Foreign currency translation adjustments	$1.7	$1.7	Other income, net
	(0.4)	(0.4)	Provision for income taxes
	$1.3	$1.3	Net of tax
Gain on hedges	$2.4	$29.8	Cost of sales
	4.8	—	Other income, net
	7.2	29.8	Total before tax
	(1.5)	(7.1)	Provision for income taxes
	$5.7	$22.7	Net of tax
Loss on available-for-sale investments	$(2.5)	$(4.0)	Interest income, net
	0.6	1.0	Provision for income taxes
	$(1.9)	$(3.0)	Net of tax

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

The table below presents the computation of basic and diluted earnings per share (in millions, except for per share information):

	Three Months Ended March 31,
	2024	2023
Basic:
Net income attributable to Edwards Lifesciences Corporation	$351.9	$340.5
Weighted-average shares outstanding	601.6	607.5
Basic earnings per share	$0.58	$0.56
Diluted:
Net income attributable to Edwards Lifesciences Corporation	$351.9	$340.5
Weighted-average shares outstanding	601.6	607.5
Dilutive effect of stock plans	2.5	3.4
Dilutive weighted-average shares outstanding	604.1	610.9
Diluted earnings per share	$0.58	$0.56

Stock options, restricted stock units, and market-based restricted stock units to purchase an aggregate of 5.3 million and 5.2 million common shares for the three months ended March 31, 2024 and 2023, respectively, were outstanding, but were not included in the computation of diluted earnings per share for such periods because the effect would have been anti-dilutive.

14.    INCOME TAXES

The Company's effective income tax rates were 14.3% and 14.6% for the three months ended March 31, 2024 and 2023, respectively. The decrease in the effective rate between the three months ended March 31, 2024 and 2023 is primarily due to an increased tax benefit from employee share-based compensation. In addition, the effective rates for the three months ended March 31, 2024 and 2023 were lower than the federal statutory rate of 21% primarily due to (1) foreign earnings taxed at lower rates, (2) Federal and California research and development credits, and (3) the tax benefit from employee share-based compensation. The effective rates include a tax benefit from employee share-based compensation of $6.3 million and $2.9 million for the three months ended March 31, 2024 and 2023, respectively.

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

As of March 31, 2024 and December 31, 2023, the gross liability recorded for income taxes associated with uncertain tax positions was $608.8 million and $583.9 million, respectively. The Company estimates that these liabilities would be reduced by $265.9 million and $250.7 million, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, and timing adjustments. The net amounts of $342.9 million and $333.2 million, respectively, if not required, would favorably affect the Company's effective tax rate. Management believes that adequate amounts of tax and related penalty and interest have been provided for any adjustments that may result from these uncertain tax positions.

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

The audits of the Company's material state, local, and foreign income tax matters have been concluded for years through 2015. While not material, the Company continues to address matters in India for years since 2010.

During 2021, the Company received a Notice of Proposed Adjustment (“NOPA”) from the IRS for the 2015 through 2017 tax years relating to transfer pricing involving Surgical/TAVR intercompany royalty transactions between the Company's United States and Switzerland subsidiaries. The NOPA proposed a substantial increase to the Company's United States taxable income, which could result in additional tax expense for this period of approximately $230 million and reflects a departure from a transfer pricing method the Company had previously agreed upon with the IRS. The Company disagreed with the NOPA and pursued an administrative appeal with the IRS Independent Office of Appeals ("Appeals"). The Appeals process culminated in the third quarter of 2023 when the Company and Appeals concluded that a satisfactory resolution of the matter at the administrative level was not possible.

During the fourth quarter of 2023, Appeals issued a notice of deficiency ("NOD") increasing the Company's 2015 through 2017 United States federal income tax in amounts resulting from the income adjustments previously reflected in the NOPA.

The additional tax sought in excess of the Company's filing position is $269.3 million before consideration of interest and a repatriation tax offset.

The Company plans to vigorously contest the additional tax claimed by the IRS through the judicial process. Final resolution of this matter is not likely within the next 12 months. The Company believes the amounts previously accrued related to this uncertain tax position are appropriate for a number of reasons, including the interpretation and application of relevant tax law and accounting standards to the Company's facts and, accordingly, has not accrued any additional amount based on the NOD and other proceedings to date. Nonetheless, the outcome of the judicial process cannot be predicted with certainty, and it is possible that the outcome of that process could have a material impact on the Company's consolidated financial statements. As noted below, similar material tax disputes may arise for the 2018 through 2023 tax years. While no payment of any amount related to the NOPA or NOD has yet been required, the Company made a partial deposit with the IRS of $75 million in November 2022 to prevent the further accrual of interest on that portion of any additional tax the Company may ultimately be found to owe. In March 2024, the Company made an additional deposit with the IRS of $305 million to further mitigate interest on potential tax liabilities while the Company prepares to contest through the judicial process the IRS's entitlement to any of the additional tax claimed by the IRS.

Surgical/TAVR intercompany royalty transactions covering tax years 2018 through 2023 remain subject to IRS examination, and those transactions and related tax positions remain uncertain as of March 31, 2024. The Company has considered this information, as well as information regarding the NOPA, the rebuttal and Appeals discussions described above, in its evaluation of its uncertain tax positions. The impact of these unresolved transfer pricing matters, net of any correlative tax adjustments, may be significant to the Company’s consolidated financial statements. Based on the information currently available and numerous possible outcomes, the Company cannot reasonably estimate what, if any, changes in its existing uncertain tax positions may occur in the next 12 months and, therefore, has continued to record the uncertain tax positions as a long-term liability.

During the first quarter of 2024, the Company received a notice of assessment from the Israel Tax Authority (“ITA”) wherein the ITA claimed that the Company owes approximately $110 million of tax excluding interest and penalties in connection with a claimed 2017 transfer of intellectual property. The Company maintains that it did not transfer intellectual property outside of Israel and intends to vigorously defend that position through administrative and, if necessary, judicial proceedings. There can be no assurance that this matter will be resolved in the Company's favor and an adverse outcome could have a material effect on the Company's consolidated financial statements.

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

The table below presents information about Edwards Lifesciences' reportable segments (in millions):

	Three Months Ended March 31,
	2024	2023
Segment Net Sales
United States	$940.7	$849.1
Europe	363.0	335.4
Japan	112.9	104.3
Rest of World	182.0	165.6
Total segment net sales	$1,598.6	$1,454.4
Segment Operating Income
United States	$616.7	$563.4
Europe	191.4	181.7
Japan	60.4	63.4
Rest of World	77.0	70.5
Total segment operating income	$945.5	$879.0
The table below presents reconciliations of segment net sales to consolidated net sales and segment operating income to consolidated pre-tax income (in millions):

	Three Months Ended March 31,
	2024	2023
Net Sales Reconciliation
Segment net sales	$1,598.6	$1,454.4
Foreign currency	(0.4)	5.2
Consolidated net sales	$1,598.2	$1,459.6
Pre-tax Income Reconciliation
Segment operating income	$945.5	$879.0
Unallocated amounts:
Corporate items	(503.9)	(468.9)
Separation costs (Note 4)	(41.3)	—
Intellectual property agreement and certain litigation expenses	(8.9)	(43.5)
Change in fair value of contingent consideration liabilities	—	(0.7)
Foreign currency	(3.9)	22.5
Consolidated operating income	387.5	388.4
Non-operating income	21.9	10.2
Consolidated pre-tax income	$409.4	$398.6

Enterprise-wide Information
(in millions)

The following enterprise-wide information is based on actual foreign exchange rates used in the Company's consolidated condensed financial statements.

	Three Months Ended March 31,
	2024	2023
Net Sales by Geographic Region
United States	$940.7	$849.1
Europe	367.8	331.1
Japan	110.8	114.1
Rest of World	178.9	165.3
	$1,598.2	$1,459.6
Net Sales by Major Product Group
Transcatheter Aortic Valve Replacement	$1,007.9	$947.9
Transcatheter Mitral and Tricuspid Therapies	72.9	41.6
Surgical Structural Heart	266.1	248.2
Critical Care	251.3	221.9
	$1,598.2	$1,459.6

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

We are the global leader in patient-focused medical innovations for structural heart disease and critical care monitoring. Driven by a passion to help patients, we partner with the world's leading clinicians and researchers and invest in research and development to transform care for those impacted by structural heart disease or who require hemodynamic monitoring during surgery or in intensive care. We conduct operations worldwide and are managed in the following geographical regions: United States, Europe, Japan, and Rest of World. Our products are categorized into the following groups: Transcatheter Aortic Valve Replacement ("TAVR"), Transcatheter Mitral and Tricuspid Therapies ("TMTT"), Surgical Structural Heart ("Surgical"), and Critical Care. On December 7, 2023, we announced our intention to complete a tax-free spin-off of our Critical Care product group near the end of 2024. The planned separation will enable us to pursue expanded opportunities for TAVR, TMTT, and Surgical patients, as well as new investments in interventional heart failure technologies.

Financial Highlights
Our net sales for the first three months of 2024 were $1.6 billion, representing an increase of $138.6 million over the first three months of 2023, driven primarily by sales of our TAVR products.

Our gross profit increased in the three months ended March 31, 2024, driven by our sales growth. Gross profit as a percentage of sales decreased primarily due to foreign currency rate fluctuations. The increase in our diluted earnings per share in the three months ended March 31, 2024 was driven by our increased gross profit, partially offset by an after-tax charge of $36.8 million related to costs associated with the planned spin-off of our Critical Care product group. See Note 4 to the Consolidated Condensed Financial Statements for further information.
Healthcare Environment, Opportunities, and Challenges

The medical technology industry is highly competitive and continues to evolve. Our success is measured both by the development of innovative products and the value we bring to our stakeholders. We are committed to developing new technologies and providing innovative patient care, and we are committed to defending our intellectual property in support of those developments. Our vision for growth is to treat patients with both valvular and non-valvular structural heart disease, such as heart failure, which is a natural progression of the disease for many patients suffering from aortic stenosis and mitral and tricuspid regurgitation. In the first three months of 2024, we invested 17.8% of our net sales in research and development.

We are dedicated to generating robust clinical, economic, and quality-of-life evidence increasingly expected by patients, clinicians, and payors in the current healthcare environment, with the goal of encouraging the adoption of innovative new medical therapies that demonstrate superior outcomes.

New Accounting Standards

Information on new accounting standards is included in Note 1 to the Consolidated Condensed Financial Statements.

Results of Operations

Net Sales by Region
(dollars in millions)

	Three Months Ended March 31,
				Percent Change
	2024	2023	Change
United States	$940.7	$849.1	$91.6	10.8%
Europe	367.8	331.1	36.7	11.1%
Japan	110.8	114.1	(3.3)	(2.8)%
Rest of World	178.9	165.3	13.6	8.2%
Outside of the United States	657.5	610.5	47.0	7.7%
Total net sales	$1,598.2	$1,459.6	$138.6	9.5%

Net sales outside of the United States include the impact of foreign currency exchange rate fluctuations. The impact of foreign currency exchange rate fluctuations on net sales is not necessarily indicative of the impact on net income due to the corresponding effect of foreign currency exchange rate fluctuations on international manufacturing and operating costs, and our hedging activities.

Net Sales by Product Group
(dollars in millions)

	Three Months Ended March 31,
				Percent Change
	2024	2023	Change
Transcatheter Aortic Valve Replacement	$1,007.9	$947.9	$60.0	6.3%
Transcatheter Mitral and Tricuspid Therapies	72.9	41.6	31.3	75.2%
Surgical Structural Heart	266.1	248.2	17.9	7.2%
Critical Care	251.3	221.9	29.4	13.3%
Total net sales	$1,598.2	$1,459.6	$138.6	9.5%

Transcatheter Aortic Valve Replacement Sales

$1,007.9
$947.9
1,200
1,000
800
600
400
200
0
$ (Millions)
Q1 '24
Q1 '23

Net sales of TAVR products increased for the three months ended March 31, 2024 driven by higher sales of the Edwards SAPIEN platform in 2024, primarily the Edwards SAPIEN 3 Ultra RESILIA valve in the United States and Japan, and the Edwards SAPIEN 3 Ultra valve in Europe.

In January 2024, we completed patient treatment in our PROGRESS pivotal trial, studying the treatment of moderate aortic stenosis patients, and we received CE Mark approval for the Edwards SAPIEN 3 Ultra RESILIA valve in Europe.

Transcatheter Mitral and Tricuspid Therapies Sales

100
75
50
25
0
$ (Millions)
$72.9
$41.6
Q1 '24
Q1 '23

Net sales of TMTT products increased for the three months ended March 31, 2024 primarily due to higher sales of our PASCAL system and our EVOQUE replacement system in the United States and Europe.

In mitral replacement, we completed enrollment in the ENCIRCLE pivotal trial for SAPIEN M3 and, in January 2024, we received FDA approval for a SAPIEN M3 continued access program. In February 2024, we received FDA approval for EVOQUE for the treatment of tricuspid regurgitation.

Surgical Structural Heart Sales

400
300
200
100
0
$ (Millions)
$266.1
$248.2
Q1 '24
Q1 '23

Net sales of Surgical products increased for the three months ended March 31, 2024 primarily due to higher sales of the INSPIRIS RESILIA aortic valve in the United States and Europe, the KONECT RESILIA tissue valved conduit in the United States, and the MITRIS RESILIA valve in the United States.
We are continuing to enroll patients in our MOMENTIS clinical study to demonstrate the durability of RESILIA tissue in the mitral position.

Critical Care Sales

400
300
200
100
0
$ (Millions)
$251.3
$221.9
Q1 '24
Q1 '23

Net sales of Critical Care products increased for the three months ended March 31, 2024 primarily due to:

•increased demand for our enhanced surgical recovery products and pressure monitoring products, primarily in the United States;

partially offset by:

•foreign currency exchange rate fluctuations, which decreased net sales outside of the United States by $2.3 million for the three months ended March 31, 2024, primarily due to the weakening of the Japanese yen against the United States dollar.

Gross Profit

$ in millions
1,600
1,200
800
400
0
$1,212.6
$1,130.1
75.9%
77.4%
Q1 '24
Q1 '23
100
90
80
70
Percentage
Gross profit
Percentage of net sales

The decrease in gross profit as a percentage of net sales for the three months ended March 31, 2024 was driven by a 1.6 percentage point negative impact from foreign currency rate fluctuations, primarily the weakening of the United States dollar against the Euro, partially offset by the weakening of the Japanese yen against the United States dollar.

Selling, General, and Administrative ("SG&A") Expenses

For the three months ended March 31, 2024 and 2023:
600
400
200
0
$ in millions
100
80
60
40
20
Percentage
$489.7
$436.3
30.6%
29.9%
Q1 '24
Q1 '23
SG&A
Percentage of net sales

SG&A expenses increased for the three months ended March 31, 2024 primarily due to higher field-based personnel-related costs in support of our growth strategy initiatives, primarily in the United States and Europe. Foreign currency exchange rate fluctuations decreased expenses by $1.7 million for the three months ended March 31, 2024 primarily due to the weakening of the Japanese yen against the United States dollar.

Research and Development ("R&D") Expenses

400
300
200
100
0
$ in millions
100
80
60
40
20
0
Percentage
$285.2
$261.2
17.8%
17.9%
Q1 '24
Q1 '23
R&D
Percentage of net sales

R&D expenses increased for the three months ended March 31, 2024 primarily due to continued investments in our aortic transcatheter valve innovations, including increased clinical trial activity.

Intellectual Property Agreement and Certain Litigation Expenses

We incurred certain litigation expenses related to intellectual property litigation and tax litigation of $8.9 million and $6.5 million during the three months ended March 31, 2024 and 2023, respectively. On April 12, 2023, we entered into an Intellectual Property Agreement (the "Intellectual Property Agreement") with Medtronic, Inc. ("Medtronic") and recorded a $37.0 million charge in March 2023. For more information, see Note 3 to the Consolidated Condensed Financial Statements.
Separation Costs

On December 7, 2023, we announced our intention to complete a tax-free spin-off of our Critical Care product group as a separate publicly-traded company to Edwards Lifesciences' shareholders. We incurred separation costs of $41.3 million during the three months ended March 31, 2024, primarily related to consulting, legal, tax, and other professional advisory services associated with the planned spin-off.

For more information, see Note 4 to the Consolidated Condensed Financial Statements.

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

Our effective income tax rate was 14.3% and 14.6% for the three months ended March 31, 2024 and 2023, respectively. The decrease in the effective rate between the three months ended March 31, 2024 and 2023 was primarily due to an increased tax benefit from employee share-based compensation. In addition, the effective rates for the three months ended March 31, 2024 and 2023 were lower than the federal statutory rate of 21% primarily due to (1) foreign earnings taxed at lower rates, (2) Federal and California research and development credits, and (3) the tax benefit from employee share-based compensation.

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

The audits of our material state, local, and foreign income tax matters have been concluded for years through 2015. While not material, we continue to address matters in India for years since 2010.

During 2021, we received a Notice of Proposed Adjustment (“NOPA”) from the IRS for the 2015 through 2017 tax years relating to transfer pricing involving Surgical/TAVR intercompany royalty transactions between our United States and Switzerland subsidiaries. The NOPA proposed a substantial increase to our United States taxable income, which could result in additional tax expense for this period of approximately $230 million and represented a departure from a transfer pricing method we had previously agreed upon with the IRS. We have disagreed with the NOPA and pursued an administrative appeal with the IRS Independent Office of Appeals ("Appeals"). The Appeals process culminated in the third quarter of 2023 when we and Appeals concluded that a satisfactory resolution of the matter at the administrative level was not possible.

During the fourth quarter of 2023, Appeals issued a notice of deficiency ("NOD") increasing our 2015 through 2017 United States federal income tax in amounts resulting from the income adjustments previously reflected in the NOPA. The additional tax sought in excess of our filing position is $269.3 million before consideration of interest and a repatriation tax offset.

We plan to vigorously contest the additional tax claimed by the IRS through the judicial process. Final resolution of this matter is not likely within the next 12 months. We believe the amounts previously accrued related to this uncertain tax position are appropriate for a number of reasons, including the interpretation and application of relevant tax law and accounting standards to our facts and, accordingly, have not accrued any additional amount based on the NOD and other proceedings to date. Nonetheless, the outcome of the judicial process cannot be predicted with certainty, and it is possible that the outcome of that process could have a material impact on our consolidated financial statements. As noted below, similar material tax disputes may arise for the 2018 through 2023 tax years. While no payment of any amount related to the NOPA or NOD has yet been required, we made a partial deposit with the IRS of $75 million in November 2022 to prevent the further accrual of interest on that portion of any additional tax we may ultimately be found to owe. In March 2024, we made an additional deposit with the IRS of $305 million to further mitigate interest on potential tax liabilities while we prepare to contest through the judicial process the IRS's entitlement to any of the additional tax claimed by the IRS.

Surgical/TAVR intercompany royalty transactions covering tax years 2018 through 2023 remain subject to IRS examination, and those transactions and related tax positions remain uncertain as of March 31, 2024. We have considered this information, as well as information regarding the NOD and other proceedings described above, in our evaluation of our uncertain tax positions. The impact of these unresolved transfer pricing matters, net of any correlative tax adjustments, may be significant to our consolidated financial statements. Based on the information currently available and numerous possible outcomes, we cannot reasonably estimate what, if any, changes in our existing uncertain tax positions may occur in the next 12 months and, therefore, have continued to record the uncertain tax positions as a long-term liability.

During the first quarter of 2024, we received a notice of assessment from the Israel Tax Authority (“ITA”) wherein the ITA claimed that we owe approximately $110 million of tax excluding interest and penalties in connection with a claimed 2017 transfer of intellectual property. We maintain that we did not transfer intellectual property outside of Israel and intend to vigorously defend that position through administrative and, if necessary, judicial proceedings. There can be no assurance that this matter will be resolved in our favor and an adverse outcome could have a material effect on our consolidated financial statements.

Additionally, many countries are implementing some or all the Organization for Economic Co-operation and Development's Base Erosion and Profit Shifting Pillar Two rules ("Pillar Two") that impose a global minimum tax of 15%. Under Pillar Two, a company is required to determine a combined effective tax rate for all entities located in a jurisdiction. If the jurisdictional effective tax rate is less than 15%, a top-up tax will be due to bring the jurisdictional effective tax rate up to 15%. We are continuing to monitor the implementation of Pillar Two by individual countries and the potential effects of Pillar Two on our effective tax rate. We do not expect Pillar Two to have a material impact on our consolidated financial statements in 2024. The provisions effective in 2025 may have a material impact on our consolidated financial statements in 2025 and future years, depending on future legislation, regulatory guidance, and business events.

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

As of March 31, 2024, cash and cash equivalents and short-term investments held in the United States and outside of the United States were $851.4 million and $846.2 million, respectively.

We have a Five-year Credit Agreement (the "Credit Agreement") which provides for a $750.0 million multi-currency unsecured revolving credit facility and matures on July 15, 2027. We may increase the amount available under the Credit Agreement by up to an additional $250.0 million in the aggregate and extend the maturity date for an additional year, subject to agreement of the lenders. As of March 31, 2024, no amounts were outstanding under the Credit Agreement.

In June 2018, we issued $600.0 million of 4.3% fixed-rate unsecured senior notes (the "2018 Notes") due June 15, 2028. We may redeem the 2018 Notes, in whole or in part, at any time and from time to time at specified redemption prices. As of March 31, 2024, we have not elected to redeem any of the 2018 Notes. As of March 31, 2024, the carrying value of the 2018 Notes was $597.2 million.

From time to time, we repurchase shares of our common stock under share repurchase programs authorized by the Board of Directors. We consider several factors in determining when to execute share repurchases, including, among other things, expected dilution from stock plans, cash capacity, and the market price of our common stock. During the three months ended March 31, 2024, we did not purchase any of our common stock under the Board authorized repurchase program and, as of March 31, 2024, we had remaining authority to purchase $1.0 billion of our common stock under the share repurchase program.

On April 12, 2023, we entered into the Intellectual Property Agreement with Medtronic pursuant to which the parties agreed to a 15-year global covenant not to sue ("CNS") for infringement of certain patents in the structural heart space owned or controlled by each other. In consideration for the global CNS, we paid Medtronic a one-time, lump sum payment of $300.0 million and are paying annual royalties that are tied to net sales of certain Edwards products. For more information, see Note 3 to the Consolidated Condensed Financial Statements.

We have purchased options to acquire and have agreed to provide promissory notes to various entities. These arrangements could result in additional cash outlays in the future should we decide to exercise the options or should the entities draw on the promissory notes.

At March 31, 2024, there had been no material changes in our cash requirements from known contractual and other obligations, including commitments for capital expenditures, as disclosed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2023.

Consolidated Cash Flows - For the three months ended March 31, 2024 and 2023:
Net cash flows used in operating activities of $53.5 million for the three months ended March 31, 2024 decreased $367.6 million over the same period last year primarily due to a $305.1 million tax deposit we made in 2024 to mitigate interest on potential tax liabilities we are contesting through the judicial process (see Note 14 to the Consolidated Condensed Financial Statements).

Net cash provided by investing activities of $63.1 million for the three months ended March 31, 2024 consisted primarily of net proceeds from investments of $161.4 million, partially offset by capital expenditures of $65.3 million.

Net cash provided by investing activities of $0.5 million for the three months ended March 31, 2023 consisted primarily of net proceeds from investments of $246.2 million, partially offset by a payment of $141.2 million to acquire a majority interest in another company and capital expenditures of $61.5 million

Net cash provided by financing activities of $61.7 million for the three months ended March 31, 2024 consisted primarily of proceeds from stock plans of $62.1 million.

Net cash used in financing activities of $206.6 million for the three months ended March 31, 2023 consisted primarily of purchases of treasury stock of $249.3 million, partially offset by proceeds from stock plans of $41.9 million.

Critical Accounting Policies and Estimates

The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated condensed financial statements and sales and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies and estimates which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained on pages 38-40 in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes from the information discussed therein.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk, Foreign Currency Risk, Credit Risk, and Concentrations of Risk

For a complete discussion of our exposure to interest rate risk, foreign currency risk, credit risk, and concentrations of risk, refer to Item 7A Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes from the information discussed therein.

Investment Risk

We are exposed to investment risks related to changes in the underlying financial condition and credit capacity of certain of our investments. As of March 31, 2024, we had $805.8 million of investments in debt securities, of which $332.8 million were long-term. In addition, we had $122.8 million of investments in equity instruments of public and private companies. Should these companies experience a decline in financial performance, financial condition or credit capacity, or fail to meet certain development milestones, a decline in the investments' value may occur, resulting in unrealized or realized losses. See Note 5 to the Consolidated Condensed Financial Statements for additional information.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    Our management, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2024. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded as of March 31, 2024 that our disclosure controls and procedures are designed at a reasonable assurance level and effective in providing reasonable assurance that the information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1.    Legal Proceedings

Please see Part I, Item 1, Note 11 of the “Consolidated Condensed Financial Statements” of this Quarterly Report on Form 10-Q for a description of our legal proceedings, which is incorporated by reference herein.

Item 1A.    Risk Factors

A description of the risk factors associated with our business is contained in the Risk Factors section of our Annual Report on Form 10-K for our fiscal year ended December 31, 2023.  There have been no material changes to our risk factors as previously reported.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In July 2022, the Board of Directors approved a stock repurchase program providing for up to $1.5 billion of repurchases of our common stock, effective July 28, 2022. In December 2023, the Board of Directors approved an additional $1.0 billion of repurchases under this program. Repurchases under the program may be made on the open market, including pursuant to a Rule 10b5-1 plan, and in privately negotiated transactions. The repurchase program does not have an expiration date. We did not purchase any of our common stock during the first quarter of 2024 and, as of March 31, 2024, we had remaining authority to purchase $1,048.5 million of common stock.

Item 5.    Other Information

Rule 10b5-1 Trading Plans

During the first quarter of 2024, the following executive officers and directors entered into a 10b5-1 trading plan (each, a "Plan") intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act:

On February 12, 2024, Michael A. Mussallem, Chairman and Director, entered into a Plan providing for the potential sale of 276,900 shares of the Company’s stock commencing June 11, 2024. Mr. Mussallem's Plan terminates on the earlier of May 1, 2025 or the date all shares are sold.

On February 15, 2024, Scott B. Ullem, Corporate Vice President, Chief Financial Officer, entered into a Plan providing for the potential sale of 67,500 shares of the Company’s stock commencing May 21, 2024. Mr. Ullem's Plan terminates on the earlier of May 9, 2025 or the date all shares are sold.

On February 29, 2024, Bernard J. Zovighian, Chief Executive Officer and Director, entered into a Plan providing for the potential sale of 25,147 shares of the Company’s stock commencing May 30, 2024. Mr. Zovighian's Plan terminates on the earlier of December 18, 2024 or the date all shares are sold.

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

*10.1	Edwards Lifesciences Corporation Spinoff Change in Control Agreement for Catherine Szyman, dated March 15, 2024
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Inline Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________________________________________________________________________
* Represents management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDWARDS LIFESCIENCES CORPORATION
(Registrant)
Date:	April 29, 2024	By:	/s/ SCOTT B. ULLEM
Scott B. Ullem Chief Financial Officer (Principal Financial Officer; Duly Authorized Officer)
Date:	April 29, 2024	By:	/s/ ROBERT W.A. SELLERS
Robert W.A. Sellers Corporate Controller (Principal Accounting Officer)