Form 10-Q
period 2024-06-30
Edwards Lifesciences Corp
filed 2024-07-31
CIK 1099800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The number of shares outstanding of the registrant's common stock, $1.00 par value, as of July 26, 2024 was 602.4 million.

EDWARDS LIFESCIENCES CORPORATION
FORM 10-Q
For the quarterly period ended June 30, 2024

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements contained in this report to be covered by the safe harbor provisions of such Acts. Statements other than statements of historical or current fact in this report or referred to or incorporated by reference into this report are "forward-looking statements" for purposes of these safe harbor provisions. These statements can sometimes be identified by the use of the forward-looking words such as "may," "believe," "will," "expect," "project," "estimate," "should," "anticipate," "plan," "goal," "continue," "seek," "pro forma," "forecast," "intend," "guidance," "optimistic," "aspire," "confident," other forms of these words or similar words or expressions or the negatives thereof. Statements regarding past performance, efforts, or results about which inferences or assumptions may be made can also be forward-looking statements and are not indicative of future performance or results; these statements can be identified by the use of words such as "preliminary," "initial," "potential," "possible," "diligence," "industry-leading," "compliant," "indications," or "early feedback" or other forms of these words or similar words or expressions or the negatives thereof. These forward-looking statements are subject to substantial risks and uncertainties that could cause our results or future business, financial condition, results of operations or performance to differ materially from our historical results or experiences or those expressed or implied in any forward-looking statements contained in this report. These risks and uncertainties include, but are not limited to: our ability to complete or realize the anticipated benefits of the sale of our critical care product group; our ability to develop new products and avoid manufacturing and quality issues; risks related to our recent pending acquisitions, including our ability to close the transactions in a timely manner or at all; clinical trial or commercial results or new product approvals and therapy adoption; the impact of domestic and global conditions; competition in the markets in which we operate; our reliance on vendors, suppliers, and other third parties; damage, failure or interruption of our information technology systems; the impact of public health crises; consolidation in the healthcare industry; our ability to protect our intellectual property; our compliance with applicable regulations; our exposure to product liability claims; use of our products in unapproved circumstances; changes to reimbursement for our products; the impact of currency exchange rates; unanticipated actions by the United States Food and Drug Administration and other regulatory agencies; changes to tax laws; unexpected impacts or expenses of litigation or internal or government investigations; and other risks detailed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2023, as amended in this report, and as such risks and uncertainties may be further amended, supplemented or superseded from time to time by our subsequent reports on Forms 10-Q and 8-K we file with the United States Securities and Exchange Commission. These forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections.

Unless otherwise indicated or otherwise required by the context, the terms "we," "our," "it," "its," "Company," "Edwards," and "Edwards Lifesciences" refer to Edwards Lifesciences Corporation and its subsidiaries.

Part I. Financial Information

Item 1.    Financial Statements
EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions, except par value; unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$1,644.5	$1,136.1
Short-term investments (Note 5)	345.3	500.5
Accounts receivable, net of allowances of $13.9 and $8.3, respectively	778.3	771.5
Other receivables	56.1	56.6
Inventories (Note 2)	1,024.7	918.3
Prepaid expenses	110.2	128.8
Other current assets	252.1	224.9
Current assets of discontinued operations (Note 4)	304.8	299.0
Total current assets	4,516.0	4,035.7
Long-term investments (Note 5)	353.3	583.9
Property, plant, and equipment, net	1,640.1	1,592.8
Operating lease right-of-use assets	92.8	84.4
Goodwill	1,151.0	1,152.5
Other intangible assets, net	417.1	399.4
Deferred income taxes	832.6	749.4
Other assets (Note 2)	789.8	463.1
Non-current assets of discontinued operations (Note 4)	306.6	302.0
Total assets	$10,099.3	$9,363.2
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$185.9	$186.6
Accrued and other liabilities (Note 2)	902.4	858.2
Operating lease liabilities	21.5	22.9
Current liabilities of discontinued operations (Note 4)	107.2	127.7
Total current liabilities	1,217.0	1,195.4
Long-term debt	597.3	597.0
Taxes payable	1.1	80.6
Operating lease liabilities	74.2	65.2
Uncertain tax positions	343.2	335.0
Litigation settlement accrual	74.8	94.2
Other liabilities	257.1	251.3
Non-current liabilities of discontinued operations (Note 4)	30.0	25.1
Total liabilities	2,594.7	2,643.8
Commitments and contingencies (Note 11)
Stockholders' equity
Preferred stock, $0.01 par value, authorized 50.0 shares, no shares outstanding	—	—
Common stock, $1.00 par value, 1,050.0 shares authorized, 653.5 and 650.5 shares issued, and 602.3 and 601.1 shares outstanding, respectively	653.5	650.5
Additional paid-in capital	2,476.3	2,274.4
Retained earnings	9,710.6	8,992.4
Accumulated other comprehensive loss (Note 12)	(220.2)	(242.8)
Treasury stock, at cost, 51.2 and 49.4 shares, respectively	(5,182.8)	(5,024.5)
Total Edwards Lifesciences Corporation stockholders' equity	7,437.4	6,650.0
Noncontrolling interest	67.2	69.4
Total stockholders' equity	7,504.6	6,719.4
Total liabilities and equity	$10,099.3	$9,363.2
The accompanying notes are an integral part of these consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in millions, except per share information; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	$1,385.9	$1,295.5	$2,732.8	$2,533.2
Cost of sales	285.3	256.9	581.6	495.9
Gross profit	1,100.6	1,038.6	2,151.2	2,037.3
Selling, general, and administrative expenses	450.8	410.4	883.6	792.4
Research and development expenses	272.6	243.7	530.4	478.5
Intellectual property agreement and certain litigation expenses (Note 3)	8.1	147.9	17.0	191.4
Change in fair value of contingent consideration liabilities (Note 7)	—	(26.9)	—	(26.2)
Operating income, net	369.1	263.5	720.2	601.2
Interest income, net	(15.5)	(9.1)	(32.0)	(17.7)
Other income, net	(2.0)	(2.5)	(7.7)	(3.7)
Income from continuing operations before provision for income taxes	386.6	275.1	759.9	622.6
Provision for income taxes	20.2	20.9	66.8	66.2
Net income from continuing operations	366.4	254.2	693.1	556.4
(Loss) income from discontinued operations, net of tax	(1.4)	51.3	22.9	89.6
Net income	365.0	305.5	716.0	646.0
Net loss attributable to noncontrolling interest	(1.3)	(1.6)	(2.2)	(1.6)
Net income attributable to Edwards Lifesciences Corporation	$366.3	$307.1	$718.2	$647.6

Share information (Note 13)
Earnings per share:
Basic
Continuing operations	$0.61	$0.42	$1.15	$0.92
Discontinued operations	$—	$0.09	$0.04	$0.15
Basic earnings per share	$0.61	$0.51	$1.19	$1.07
Diluted
Continuing operations	$0.61	$0.42	$1.15	$0.91
Discontinued operations	$—	$0.08	$0.04	$0.15
Diluted earnings per share	$0.61	$0.50	$1.19	$1.06
Weighted-average number of common shares outstanding:
Basic	602.1	606.9	601.8	607.2
Diluted	604.3	610.3	604.2	610.6
The accompanying notes are an integral part of these consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$365.0	$305.5	$716.0	$646.0
Other comprehensive income (loss), net of tax (Note 12):
Foreign currency translation adjustments	1.0	(11.5)	(25.1)	(7.7)
Unrealized gain (loss) on hedges	6.9	5.3	33.8	(11.9)
Unrealized pension (costs) credits	(0.1)	0.2	0.2	0.1
Unrealized gain on available-for-sale investments	5.3	5.9	13.7	18.9
Other comprehensive income (loss), net of tax	13.1	(0.1)	22.6	(0.6)
Comprehensive income	378.1	305.4	738.6	645.4
Comprehensive loss attributable to noncontrolling interest	(1.3)	(1.6)	(2.2)	(1.6)
Comprehensive income attributable to Edwards Lifesciences Corporation	$379.4	$307.0	$740.8	$647.0
The accompanying notes are an integral part of these consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income	$716.0	$646.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78.1	71.3
Non-cash operating lease cost	15.1	13.7
Stock-based compensation (Note 9)	88.5	76.3
Change in fair value of contingent consideration liabilities (Note 7)	—	(26.2)
Deferred income taxes	(101.9)	(134.7)
Other	2.0	(0.7)
Changes in operating assets and liabilities:
Accounts and other receivables, net	(32.0)	(124.3)
Inventories	(163.7)	(113.7)
Accounts payable and accrued liabilities	62.7	76.2
Income taxes	(370.0)	31.0
Prepaid expenses and other current assets	40.1	(43.4)
Intellectual property agreement accrual	(11.8)	(14.5)
Long-term prepaid royalties (Note 3)	4.2	(114.0)
Other	(9.3)	4.7
Net cash provided by operating activities	318.0	347.7
Cash flows from investing activities
Capital expenditures	(150.7)	(109.4)
Purchases of held-to-maturity investments (Note 5)	(14.1)	(15.5)
Proceeds from held-to-maturity investments (Note 5)	25.2	83.5
Purchases of available-for-sale investments (Note 5)	(1.8)	(6.8)
Proceeds from available-for-sale investments (Note 5)	388.4	314.5
Investments in intangible assets	(20.0)	(13.3)
Business combination, net of cash	—	(141.2)
Payment for acquisition options (Note 6)	(10.8)	(15.0)
Issuances of notes receivable	(17.5)	(22.5)
Other	(10.8)	(3.6)
Net cash provided by investing activities	187.9	70.7
Cash flows from financing activities
Purchases of treasury stock	(158.3)	(256.8)
Proceeds from stock plans	116.4	102.7
Other	7.0	(0.4)
Net cash used in financing activities	(34.9)	(154.5)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	39.1	11.0
Net increase in cash, cash equivalents, and restricted cash	510.1	274.9
Cash, cash equivalents, and restricted cash at beginning of period	1,148.0	772.6
Cash, cash equivalents, and restricted cash at end of period (Note 2)	$1,658.1	$1,047.5
The accompanying notes are an integral part of these consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions; unaudited)

	Common Stock		Treasury Stock
	Shares	Par Value	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Edwards Lifesciences Corporation Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
Balance at December 31, 2023	650.5	$650.5	49.4	$(5,024.5)	$2,274.4	$8,992.4	$(242.8)	$6,650.0	$69.4	$6,719.4
Net income						351.9		351.9	(0.9)	351.0
Other comprehensive gain, net of tax							9.5	9.5		9.5
Common stock issued under stock plans	1.3	1.3			60.8			62.1		62.1
Stock-based compensation expense					44.6			44.6		44.6
Purchases of treasury stock			—	(0.2)				(0.2)		(0.2)
Balance at March 31, 2024	651.8	$651.8	49.4	$(5,024.7)	$2,379.8	$9,344.3	$(233.3)	$7,117.9	$68.5	$7,186.4
Net income						366.3		366.3	(1.3)	365.0
Other comprehensive gain, net of tax							13.1	13.1		13.1
Common stock issued under equity plans	1.7	1.7			52.6			54.3		54.3
Stock-based compensation expense					43.9			43.9		43.9
Purchases of treasury stock			1.8	(158.1)				(158.1)		(158.1)
Balance at June 30, 2024	653.5	$653.5	51.2	$(5,182.8)	$2,476.3	$9,710.6	$(220.2)	$7,437.4	$67.2	$7,504.6
The accompanying notes are an integral part of these consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions; unaudited)

	Common Stock		Treasury Stock
	Shares	Par Value	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Edwards Lifesciences, Inc. Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
Balance at December 31, 2022	646.3	$646.3	38.0	$(4,144.0)	$1,969.3	$7,590.0	$(254.9)	$5,806.7	$—	$5,806.7
Net income						340.5		340.5	—	340.5
Other comprehensive loss, net of tax							(0.5)	(0.5)		(0.5)
Common stock issued under stock plans	0.8	0.8			41.1			41.9		41.9
Stock-based compensation expense					38.9			38.9		38.9
Purchases of treasury stock			3.1	(249.5)				(249.5)		(249.5)
Changes to noncontrolling interest									84.0	84.0
Balance at March 31, 2023	647.1	$647.1	41.1	$(4,393.5)	$2,049.3	$7,930.5	$(255.4)	$5,978.0	$84.0	$6,062.0
Net income						307.1		307.1	(1.6)	305.5
Other comprehensive loss, net of tax							(0.1)	(0.1)		(0.1)
Common stock issued under equity plans	2.0	2.0			58.8			60.8		60.8
Stock-based compensation expense					37.4			37.4		37.4
Purchases of treasury stock			0.1	(7.5)				(7.5)		(7.5)
Changes to noncontrolling interest									(11.6)	(11.6)
Balance at June 30, 2023	649.1	$649.1	41.2	$(4,401.0)	$2,145.5	$8,237.6	$(255.5)	$6,375.7	$70.8	$6,446.5
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

On June 3, 2024, the Company entered into a definitive agreement to sell its Critical Care product group ("Critical Care"). The historical results of Critical Care are reflected as discontinued operations in the Company's consolidated condensed financial statements for all periods presented. Unless otherwise indicated, the information in the notes to the consolidated condensed financial statements refer only to Edwards Lifesciences' continuing operations. For more information, see Note 4.

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

2.     OTHER CONSOLIDATED FINANCIAL STATEMENT DETAILS

Composition of Certain Financial Statement Captions
(in millions)

Components of selected captions in the consolidated condensed balance sheets consisted of the following:

	June 30, 2024	December 31, 2023
Inventories
Raw materials	$233.5	$196.9
Work in process	237.7	195.7
Finished products	553.5	525.7
	$1,024.7	$918.3

At June 30, 2024 and December 31, 2023, $167.1 million and $164.6 million, respectively, of the Company's finished products inventories were held on consignment.

	June 30, 2024	December 31, 2023
Other assets
Tax receivable (Note 14)	$290.0	$—
Notes and other receivables	172.3	155.1
Acquisition options	176.9	161.3
Long-term prepaid royalties	105.7	109.9
Fair value of derivatives	30.5	23.4
Other long-term assets	14.4	13.4
	$789.8	$463.1

Accrued and other liabilities
Employee compensation and withholdings	$288.7	$318.2
Taxes payable	47.0	52.7
Property, payroll, and other taxes	73.8	53.8
Research and development accruals	78.0	71.6
Accrued rebates	120.6	123.5
Fair value of derivatives	4.7	15.2
Accrued marketing expenses	13.0	13.7
Legal and insurance	32.5	28.9
Litigation settlement	76.7	69.1
Accrued relocation costs	17.0	16.9
Accrued professional services	59.1	8.5
Accrued realignment reserves	8.9	6.4
Other accrued liabilities	82.4	79.7
	$902.4	$858.2

Supplemental Cash Flow Information
(in millions)

	Six Months Ended June 30,
	2024	2023
Cash paid during the year for:
Income taxes (a) (Note 14)	$528.9	$193.5
Amounts included in the measurement of operating lease liabilities	$14.5	$12.7
Non-cash investing and financing transactions:
Right-of-use assets obtained in exchange for new lease liabilities	$24.6	$5.2
Capital expenditures accruals	$24.1	$26.2
______________________________________
(a)     Includes cash paid for income taxes from discontinued operations of $7.1 million and $22.3 million for the six months ended June 30, 2024 and 2023, respectively.

Cash, Cash Equivalents, and Restricted Cash
(in millions)

	June 30, 2024	December 31, 2023
Continuing operations
Cash and cash equivalents	$1,644.5	$1,136.1
Restricted cash included in other current assets	3.5	3.3
Restricted cash included in other assets	0.9	0.7
Total	$1,648.9	$1,140.1
Discontinued operations
Cash and cash equivalents	$9.2	$7.9
Total	$9.2	$7.9
Total cash, cash equivalents, and restricted cash	$1,658.1	$1,148.0

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

4.    DISCONTINUED OPERATIONS

On June 3, 2024, the Company entered into a definitive agreement to sell its Critical Care product group ("Critical Care") to Becton, Dickinson and Company in an all-cash transaction for $4.2 billion, subject to certain customary adjustments as set forth in the agreement. The closing of the transaction is subject to regulatory approvals and other customary closing conditions.

Critical Care was historically reported in each of the Company's segments (United States, Europe, Japan, and Rest of World).

The Company concluded that Critical Care met the criteria to be classified as held-for-sale in June 2024 and determined that the conditions for discontinued operations presentation had been met with respect to Critical Care. A component of an entity is reported in discontinued operations after meeting the criteria for held-for-sale classification if the disposition represents a strategic shift that has (or will have) a major effect on the entity's operations and financial results. The Company analyzed the quantitative and qualitative factors relevant to the divestiture of Critical Care, including its significance to the Company’s overall net income and total assets, and determined that those conditions for discontinued operations presentation had been met. As such, the historical financial condition and results of Critical Care have been reflected as discontinued operations in the Company's consolidated condensed financial statements. The assets and liabilities associated with Critical Care are classified as assets and liabilities of discontinued operations in the Company's consolidated condensed balance sheets. Prior period amounts have been adjusted to reflect the discontinued operations presentation.

In connection with the sale, the Company plans to enter into a Transition Services Agreement ("TSA") to provide certain support services for up to 36 months from the closing date of the sale (with certain extension rights as provided therein). These services may include, among others, accounting, information technology, human resources, quality assurance, regulatory affairs, customer support, and global supply chain. Income recognized related to the TSA will be recorded in Other Operating Income, net on the Company's consolidated condensed statements of operations.

Details of Income from Discontinued Operations are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	$246.4	$234.7	$497.7	$456.6
Cost of sales	91.2	86.1	180.5	176.6
Gross profit	155.2	148.6	317.2	280.0
Selling, general, and administrative expenses	57.7	58.3	114.6	112.6
Research and development expenses	30.6	26.6	58.0	53.0
Separation costs	79.7	—	121.0	—
Operating (loss) income, net	(12.8)	63.7	23.6	114.4
Other expense (income), net	1.1	0.3	1.4	(0.1)
(Loss) income from discontinued operations before provision for income taxes	(13.9)	63.4	22.2	114.5
(Benefit from) provision for income taxes from discontinued operations	(12.5)	12.1	(0.7)	24.9
Net (loss) income from discontinued operations	(1.4)	51.3	22.9	89.6

Separation costs related primarily to consulting, legal, tax, and other professional advisory services associated with the planned sale of Critical Care.

Details of assets and liabilities of discontinued operations are as follows (in millions):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$9.2	$7.9
Accounts receivable, net of allowances	4.9	3.6
Other receivables	4.1	5.2
Inventories	261.9	249.9
Prepaid expenses	17.9	18.0
Other current assets	6.8	14.4
Total current assets of discontinued operations	$304.8	$299.0
Property, plant, and equipment, net	158.6	156.6
Operating lease right-of-use assets	14.2	9.6
Goodwill	101.0	101.0
Other intangible assets, net	27.3	29.0
Deferred income taxes	5.2	5.2
Other assets	0.3	0.6
Total non-current assets of discontinued operations	$306.6	$302.0
Accounts payable	$13.3	$14.8
Accrued and other liabilities	90.9	110.9
Operating lease liabilities	3.0	2.0
Total current liabilities of discontinued operations	$107.2	$127.7
Operating lease liabilities	11.4	7.8
Uncertain tax positions	4.3	4.3
Other liabilities	14.3	13.0
Total non-current liabilities of discontinued operations	$30.0	$25.1

Cash flows attributable to the Company's discontinued operations are included in the Company's consolidated condensed statements of cash flows. Significant non-cash operating and investing activities attributable to discontinued operations consisted of the following (in millions):

	Six Months Ended June 30,
	2024	2023
Depreciation and amortization	11.7	11.2
Stock-based compensation	11.9	7.8
Inventory write off	6.7	3.5
Capital expenditures	11.4	13.4

5.     INVESTMENTS

Debt Securities

Investments in debt securities at the end of each period were as follows (in millions):

	June 30, 2024				December 31, 2023
Held-to-maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Bank time deposits	$53.4	$—	$—	$53.4	$64.5	$—	$—	$64.5

Available-for-sale
U.S. government and agency securities	48.5	—	(2.0)	46.5	72.7	0.1	(2.8)	70.0
Asset-backed securities	110.8	—	(2.7)	108.1	192.1	—	(7.8)	184.3
Corporate debt securities	372.2	0.1	(8.0)	364.3	658.5	—	(16.7)	641.8
Municipal securities	2.8	—	(0.1)	2.7	2.8	—	(0.2)	2.6
Total	$534.3	$0.1	$(12.8)	$521.6	$926.1	$0.1	$(27.5)	$898.7
The cost and fair value of investments in debt securities, by contractual maturity, as of June 30, 2024, were as follows:

	Held-to-Maturity		Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Due in 1 year or less	$53.4	$53.4	$295.9	$291.9
Due after 1 year through 5 years	—	—	114.8	110.4
Instruments not due at a single maturity date (a)	—	—	123.6	119.3
	$53.4	$53.4	$534.3	$521.6
_______________________________________
(a)     Consists of mortgage-backed and asset-backed securities.
Actual maturities may differ from the contractual maturities due to call or prepayment rights.
The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of June 30, 2024 and December 31, 2023, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	June 30, 2024
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$—	$—	$44.8	$(2.0)	$44.8	$(2.0)
Asset-backed securities	5.1	(0.1)	101.8	(2.6)	106.9	(2.7)
Corporate debt securities	—	—	283.4	(8.0)	283.4	(8.0)
Municipal securities	—	—	2.7	(0.1)	2.7	(0.1)
	$5.1	$(0.1)	$432.7	$(12.7)	$437.8	$(12.8)

	December 31, 2023
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$—	$—	$67.1	$(2.8)	$67.1	$(2.8)
Asset-backed securities	10.2	(1.8)	172.7	(6.0)	182.9	(7.8)
Corporate debt securities	25.0	(0.1)	601.3	(16.6)	626.3	(16.7)
Municipal securities	—	—	2.6	(0.2)	2.6	(0.2)
	$35.2	$(1.9)	$843.7	$(25.6)	$878.9	$(27.5)

The Company reviews its investments in debt securities to determine if there has been an other-than-temporary decline in fair value. Consideration is given to 1) the financial condition and near-term prospects of the issuer, including the credit quality of the security's issuer, 2) the Company's intent to sell the security, and 3) whether it is more likely than not the Company will have to sell the security before recovery of its amortized cost. The unrealized losses on the debt securities were largely due to changes in interest rates, not credit quality, and as of June 30, 2024, the Company did not intend to sell the securities, and it was not more likely than not that it will be required to sell the securities before recovery of the unrealized losses, and, therefore, the unrealized losses are considered temporary.

Investments in Unconsolidated Entities

The Company has a number of equity investments in unconsolidated entities. These investments are recorded in Long-term Investments on the consolidated condensed balance sheets, and are as follows:

	June 30, 2024	December 31, 2023
	(in millions)
Equity method investments
Carrying value of equity method investments	$34.0	$33.6
Equity securities
Carrying value of non-marketable equity securities	89.6	87.6
Total investments in unconsolidated entities	$123.6	$121.2

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

Non-marketable equity securities consist of investments in privately held companies without readily determinable fair values, and are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. The Company recorded a downward adjustment of $2.4 million during the six months ended June 30, 2024 based on observable price changes. As of June 30, 2024, the Company had recorded cumulative upward adjustments of $8.8 million based on observable price changes, and cumulative downward adjustments of $5.5 million due to impairments and observable price changes.

During the three and six months ended June 30, 2024, the gross realized gains or losses from sales of available-for-sale investments were not material.

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

Consolidated VIEs

In February 2023, the Company acquired a majority equity interest in a medical technology company pursuant to a preferred stock purchase agreement, and amended and restated a previous option agreement to acquire the remaining equity interest. Edwards concluded that it is the primary beneficiary and consolidated the VIE. The total assets and liabilities of the Company's consolidated VIE was $262.5 million and $27.2 million, respectively, as of June 30, 2024, and were $272.1 million and $31.5 million, respectively, as of December 31, 2023. The assets of the VIE can only be used to settle obligations of the VIE and general creditors have no recourse to the Company.

Unconsolidated VIEs

Edwards has relationships with various VIEs that it does not consolidate as Edwards lacks the power to direct the activities that significantly impact the economic success of these entities.

In June 2022, the Company entered into a convertible promissory note and amended its existing warrant agreement with a medical device company. Under the convertible promissory note agreement, the Company agreed to loan the medical device company up to $47.5 million, of which $37.5 million had been advanced as of June 30, 2024. In addition, in 2019, the Company paid $35.0 million for an option to acquire the medical device company. The $35.0 million option and the $37.5 million note receivable are included in Other Assets on the consolidated balance sheets.

In May 2022, the Company entered into an option agreement with a medical technology company. Under the option agreement, Edwards paid $60.0 million for an option to acquire the medical technology company, of which $10.0 million was paid in 2021. In addition, the Company has entered into several promissory notes under which the Company agreed to loan the medical technology company an aggregate total of up to $46.0 million, of which $45.0 million had been advanced as of June 30, 2024. In July 2024, the Company agreed to loan the medical technology company an additional $18.0 million, and advanced $5.0 million under this additional promissory note. Also, in July 2024, the Company exercised its option to acquire the medical technology company. For more information, see Note 16. The $60.0 million option and the $45.0 million note receivable are included in Other Assets on the consolidated balance sheets.

In April 2021, the Company entered into a promissory note agreement, a preferred stock purchase agreement, and an option agreement with a privately-held medical device company (the "Investee"). The secured promissory note provides for borrowings up to $45.0 million. At both June 30, 2024 and December 31, 2023, the Company had advanced $30.0 million under the promissory note (included in Other Assets). As of June 30, 2024 and December 31, 2023, the Company had invested $42.8 million and $39.3 million, respectively, in the Investee's preferred equity securities (included in Long-term Investments) and had paid $20.9 million and $13.1 million, respectively, for an option to acquire the Investee (included in Other Assets). Pursuant to the agreements, the Company may be required to invest up to an additional $3.0 million in the Investee's preferred equity securities and up to an additional $6.6 million for the option to acquire the Investee.

In March 2023, the Company agreed to pay a medical device company up to $45.0 million as consideration for an option to acquire that medical device company, of which $30.0 million had been paid as of June 30, 2024. Also, in March 2023, Edwards advanced $5.0 million to the medical device company under a convertible promissory note. In addition, as of June 30, 2024 and December 31, 2023, the Company had invested $3.5 million and $3.3 million, respectively, in the medical device company's preferred equity securities. The option and the note are included in Other Assets on the consolidated balance sheets, and the equity investment is included in Long-term Investments. In July 2024, the Company exercised its option to acquire the medical device company. For more information, see Note 16.

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

The consolidated condensed financial statements include financial instruments for which the fair market value of such instruments may differ from amounts reflected on a historical cost basis. Financial instruments of the Company consist of cash deposits, accounts and other receivables, investments, accounts payable, certain accrued liabilities, and borrowings under a revolving credit agreement. The carrying value of these financial instruments generally approximates fair value due to their short-term nature. Financial instruments also include notes payable. As of June 30, 2024, the fair value of the notes payable, based on Level 2 inputs, was $580.3 million.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company's financial instruments which are measured at fair value on a recurring basis (in millions):

June 30, 2024	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,061.9	$—	$—	$1,061.9
Available-for-sale investments:
Corporate debt securities	—	364.3	—	364.3
Asset-backed securities	—	108.1	—	108.1
United States government and agency securities	—	46.5	—	46.5
Municipal securities	—	2.7	—	2.7
Investments held for deferred compensation plans	134.1	—	—	134.1
Derivatives	—	65.2	—	65.2
	$1,196.0	$586.8	$—	$1,782.8
Liabilities
Derivatives	$—	$4.7	$—	$4.7
Other	—	—	5.0	5.0
	$—	$4.7	$5.0	$9.7
December 31, 2023
Assets
Cash equivalents	$579.2	$—	$—	$579.2
Available-for-sale investments:
Corporate debt securities	—	641.8	—	641.8
Asset-backed securities	—	184.3	—	184.3
United States government and agency securities	—	70.0	—	70.0
Municipal securities	—	2.6	—	2.6
Investments held for deferred compensation plans	125.8	—	—	125.8
Derivatives	—	39.5	—	39.5
	$705.0	$938.2	$—	$1,643.2
Liabilities
Derivatives	$—	$15.2	$—	$15.2
Other	—	—	10.3	10.3
	$—	$15.2	$10.3	$25.5

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

Derivative Instruments

The Company uses derivative financial instruments in the form of foreign currency forward exchange contracts and cross-currency swap contracts to manage foreign currency exposures. All derivative instruments are recognized on the balance sheet at their fair value, which was measured using quoted foreign exchange rates, interest rates, yield curves, and cross-currency swap basis rates. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Contingent Consideration Liabilities

Certain of the Company's acquisitions involve contingent consideration arrangements. Payment of additional consideration is contingent upon the acquired company reaching certain performance milestones, such as attaining specified sales levels or obtaining regulatory approvals. These contingent consideration liabilities are measured at estimated fair value using either a probability weighted discounted cash flow analysis or a Monte Carlo simulation model, both of which consider significant unobservable inputs. As of June 30, 2024, the probability of milestone achievement was determined to be 0% and, accordingly, the contingent consideration liability was zero.

The following tables summarize the changes in fair value of Level 3 financial instruments measured at fair value on a recurring basis (in millions):

	Contingent Consideration	Other	Total
Balance at December 31, 2023	$—	$10.3	$10.3
Changes in fair value	—	(5.3)	(5.3)
Balance at June 30, 2024	$—	$5.0	$5.0

	Contingent Consideration	Other	Total
Balance at December 31, 2022	$26.2	$14.0	$40.2
Changes in fair value	(26.2)	—	(26.2)
Balance at June 30, 2023	$—	$14.0	$14.0

8.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses derivative financial instruments to manage its currency exchange rate risk and its interest rate risk as summarized below. Notional amounts are stated in United States dollar equivalents at spot exchange rates at the respective dates. The Company does not enter into these arrangements for trading or speculation purposes.

	Notional Amount
	June 30, 2024	December 31, 2023
	(in millions)
Foreign currency forward exchange contracts	$1,743.1	$1,460.3
Cross-currency swap contracts	300.0	300.0

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

The Company uses foreign currency forward exchange contracts and cross-currency swap contracts to manage its exposure to changes in currency exchange rates from (a) future cash flows associated with intercompany transactions and certain local currency expenses expected to occur within approximately one year (designated as cash flow hedges), (b) its net investment in certain foreign subsidiaries (designated as net investment hedges) and (c) foreign currency denominated assets or liabilities (designated as fair value hedges). The Company also uses foreign currency forward exchange contracts that are not designated as hedging instruments to offset the transaction gains and losses associated with revaluation of certain assets and liabilities denominated in currencies other than their functional currencies (resulting principally from intercompany and local currency transactions).

All derivative financial instruments are recognized at fair value in the consolidated condensed balance sheets. For each derivative instrument that is designated as a fair value hedge, the gain or loss on the derivative included in the assessment of hedge effectiveness is recognized immediately to earnings and offsets the loss or gain on the underlying hedged item. The Company reports in Accumulated Other Comprehensive Loss the gain or loss on derivative financial instruments that are designated, and that qualify, as cash flow hedges. The Company reclassifies these gains and losses into earnings in the same line item and in the same period in which the underlying hedged transactions affect earnings. Changes in the fair value of net investment hedges are reported in Accumulated Other Comprehensive Loss as a part of the cumulative translation adjustment and would be reclassified into earnings if the underlying net investment is sold or substantially liquidated. The portion of the change in fair value related to components excluded from the hedge effectiveness assessment are amortized into earnings over the life of the derivative. The gains and losses on derivative financial instruments for which the Company does not elect hedge accounting treatment are recognized in the consolidated statements of operations in each period based upon the change in the fair value of the derivative financial instrument. Cash flows from net investment hedges are reported as investing activities in the consolidated statements of cash flows, and cash flows from all other derivative financial instruments are reported as operating activities.

The following table presents the location and fair value amounts of derivative instruments reported in the consolidated condensed balance sheets (in millions):

		Fair Value
Derivatives designated as hedging instruments	Balance Sheet Location	June 30, 2024	December 31, 2023
Assets
Foreign currency contracts	Other current assets	$34.7	$16.1
Cross-currency swap contracts	Other assets	$30.5	$23.4
Liabilities
Foreign currency contracts	Accrued and other liabilities	$4.7	$15.2

The following table presents the effect of master-netting agreements and rights of offset on the consolidated condensed balance sheets (in millions):

				Gross Amounts Not Offset in the Consolidated Balance Sheet
		Gross Amounts Offset in the Consolidated Balance Sheet
			Net Amounts Presented in the Consolidated Balance Sheet
June 30, 2024	Gross Amounts			Financial Instruments	Cash Collateral Received	Net Amount
Derivative assets
Foreign currency contracts	$34.7	$—	$34.7	$(4.3)	$—	$30.4
Cross-currency swap contracts	$30.5	$—	$30.5	$—	$—	$30.5
Derivative liabilities
Foreign currency contracts	$4.7	$—	$4.7	$(4.3)	$—	$0.4
December 31, 2023
Derivative assets
Foreign currency contracts	$16.1	$—	$16.1	$(9.4)	$—	$6.7
Cross-currency swap contracts	$23.4	$—	$23.4	$—	$—	$23.4
Derivative liabilities
Foreign currency contracts	$15.2	$—	$15.2	$(9.4)	$—	$5.8
The following tables present the effect of derivative and non-derivative hedging instruments on the consolidated condensed statements of operations and consolidated condensed statements of comprehensive income (in millions):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,

	2024	2023	2024	2023
Cash flow hedges
Foreign currency contracts	$21.7	$23.2	$57.9	$26.9
Net investment hedges
Cross-currency swap contracts	$2.7	$(6.5)	$7.1	$(9.0)

The cross-currency swap contracts have an expiration date of June 15, 2028. At the maturity of the cross-currency swap contracts, the Company will deliver the notional amount of €257.2 million and will receive $300.0 million from the counterparties. The Company receives semi-annual interest payments from the counterparties based on a fixed interest rate until maturity of the agreements.

The following tables present the effect of derivative instruments on the consolidated condensed statements of operations (in millions):

	Location and Amount of Gain or (Loss) Recognized in Income
	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Cost of sales	Interest income, net	Other income, net	Cost of sales	Interest income, net	Other income, net

Total amounts presented in the consolidated condensed statements of operations	$(285.3)	$15.5	$2.0	$(581.6)	$32.0	$7.7
The effects of fair value hedges:
Foreign currency contracts:
Hedged items	$—	$—	$—	$—	$—	$(4.0)
Derivatives designated as hedging instruments	$—	$—	$—	$—	$—	$4.0
Amount excluded from effectiveness testing (amortized)	$—	$—	$—	$—	$—	$0.8
The effects of cash flow hedges:
Foreign currency contracts:
Amount of gain (loss) reclassified from accumulated OCI into income	$12.5	$—	$—	$14.9	$—	$—
The effects of net investment hedges:
Cross currency swap contracts:
Amount excluded from effectiveness testing	$—	$1.8	$—	$—	$3.5	$—
The effects of non-designated hedges:
Foreign currency contracts	$—	$—	$20.9	$—	$—	$33.3

	Location and Amount of Gain or (Loss) Recognized in Income
	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Cost of sales	Interest income, net	Other income, net	Cost of sales	Interest income, net	Other income, net

Total amounts presented in the consolidated condensed statements of operations	$(256.9)	$9.1	$2.5	$(495.9)	$17.7	$3.7
The effects of fair value hedges:
Foreign currency contracts:
Hedged items	$—	$—	$(10.1)	$—	$—	$(8.9)
Derivatives designated as hedging instruments	$—	$—	$10.1	$—	$—	$8.9
Amount excluded from effectiveness testing (amortized)	$—	$—	$1.2	$—	$—	$2.4
The effects of cash flow hedges:
Foreign currency contracts:
Amount of gain (loss) reclassified from accumulated OCI into income	$13.9	$—	$—	$43.7	$—	$—
The effects of net investment hedges:
Cross currency swap contracts:
Amount excluded from effectiveness testing	$—	$1.8	$—	$—	$3.5	$—
The effects of non-designated hedges:
Foreign currency contracts	$—	$—	$9.9	$—	$—	$4.5

The Company expects that during the next twelve months it will reclassify to earnings a $16.7 million gain currently recorded in Accumulated Other Comprehensive Loss.

9.    STOCK-BASED COMPENSATION

Stock-based compensation expense related to awards issued under the Company's incentive compensation plans for the three and six months ended June 30, 2024 and 2023 was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of sales	$7.5	$5.4	$14.7	$11.6
Selling, general, and administrative expenses	20.3	20.4	42.2	40.4
Research and development expenses	9.7	7.9	19.6	16.5
Total stock-based compensation expense	37.5	33.7	76.5	68.5
Income tax benefit	(6.0)	(5.5)	(11.5)	(9.8)
Total stock-based compensation expense, net of tax	$31.5	$28.2	$65.0	$58.7

At June 30, 2024, the total remaining compensation cost related to nonvested stock options, restricted stock units, market-based restricted stock units, and employee stock purchase plan ("ESPP") subscription awards amounted to $313.4 million, which will be amortized on a straight-line basis over each award's requisite service period. The weighted-average remaining requisite service period is 34 months.

On May 7, 2024, the Company’s stockholders approved the amendment and restatement of the Company’s Long-term Stock Incentive Compensation Program (the “Long-term Stock Program”) to (1) increase the total number of shares of the Company’s common stock available for issuance under the Long-term Stock Program by 6.9 million shares to a new total share limit of 334.5 million shares, (2) increase the total number of shares of the Company’s common stock available for issuance as restricted stock and restricted stock unit awards under the Long-term Stock Program by 2.0 million shares to a new limit on the total number of shares available for these types of awards of 35.6 million shares, and (3) extend the term within which new awards may be granted under the Long-term Stock Program through February 21, 2034.

During the six months ended June 30, 2024, the Company granted 1.4 million stock options at a weighted-average exercise price per share of $85.86, and 1.7 million restricted stock units at a weighted-average grant-date fair value per share of $86.31. During the six months ended June 30, 2024, the Company also granted 0.1 million market-based restricted stock units at a weighted-average grant-date fair value per share of $97.66. The market-based restricted stock units granted during the six months ended June 30, 2024 vest based on a combination of certain service and market conditions. The actual number of shares issued will be determined based on the Company's total shareholder return relative to a selected industry peer group over a three-year performance period and may range from 0% to 175% of the target number of shares granted.

Fair Value Disclosures

The fair value of market-based restricted stock units was determined using a Monte Carlo simulation model, which uses multiple input variables to determine the probability of satisfying the market condition requirements. The weighted-average assumptions used to determine the fair value of the market-based restricted stock units granted during the six months ended June 30, 2024 and 2023 included a risk-free interest rate of 4.5% and 3.6%, respectively, and an expected volatility rate of 32.4% and 32.6%, respectively.

The following table includes the weighted-average grant-date fair values of stock options granted during the periods indicated and the related weighted-average assumptions used in the Black-Scholes option pricing model:

Option Awards	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Risk-free interest rate	4.5%	3.4%	4.5%	3.4%
Expected dividend yield	None	None	None	None
Expected volatility	30.9%	32.8%	30.9%	32.8%
Expected term (years)	5.2	5.1	5.2	5.1
Fair value, per option	$31.24	$31.03	$31.26	$31.01
The following table includes the weighted-average grant-date fair values for ESPP subscriptions granted during the periods indicated and the related weighted-average assumptions used in the Black-Scholes option pricing model:

ESPP	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Risk-free interest rate	5.2%	4.7%	5.2%	4.6%
Expected dividend yield	None	None	None	None
Expected volatility	29.3%	34.8%	33.5%	31.5%
Expected term (years)	0.7	0.6	0.6	0.6
Fair value, per share	$23.37	$22.02	$25.01	$19.03

10.    ACCELERATED SHARE REPURCHASE

During 2024 and 2023, the Company entered into accelerated share repurchase ("ASR") agreements providing for the repurchase of the Company's common stock based on the volume-weighted average price ("VWAP") of the Company's common stock during the term of the applicable agreements, less a discount. The following table summarizes the terms of the ASR agreements (dollars and shares in millions, except per share data):

		Initial Delivery			Final Settlement
Agreement Date	Amount Paid	Shares Received	Price per Share	Value of Shares as % of Contract Value	Settlement Date	Total Shares Received	Average Price per Share
February 2023	$200.0	2.0	$80.44	80%	March 2023	2.5	$79.28
April 2024	$150.0	1.4	$85.95	80%	May 2024	1.7	$86.72

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

On September 28, 2021, Aortic Innovations LLC, a non-practicing entity, filed a lawsuit against Edwards Lifesciences Corporation and certain of its subsidiaries (“Edwards”) in the United States District Court for the District of Delaware alleging that Edwards’ SAPIEN 3 Ultra product infringes certain of its patents. The Company is unable to predict the ultimate outcome of this matter or estimate a range of possible exposure; therefore, no amounts have been accrued. The Company is vigorously defending itself in this litigation.

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

12.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables summarize the activity for each component of Accumulated Other Comprehensive Loss (in millions):

	Foreign Currency Translation Adjustments	Unrealized Gain on Hedges	Unrealized Loss on Available-for-sale Investments	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
December 31, 2023	$(214.5)	$0.7	$(24.8)	$(4.2)	$(242.8)
Other comprehensive (loss) income before reclassifications	(23.3)	43.4	7.0	0.4	27.5
Amounts reclassified from accumulated other comprehensive loss	(1.7)	(7.2)	2.5	—	(6.4)
Deferred income tax expense	(1.1)	(9.3)	(1.1)	(0.1)	(11.6)
March 31, 2024	$(240.6)	$27.6	$(16.4)	$(3.9)	$(233.3)
Other comprehensive income (loss) before reclassifications	3.4	21.8	4.2	(0.1)	29.3
Amounts reclassified from accumulated other comprehensive loss	(1.8)	(12.5)	1.0	—	(13.3)
Deferred income tax (expense) benefit	(0.6)	(2.4)	0.1	—	(2.9)
June 30, 2024	$(239.6)	$34.5	$(11.1)	$(4.0)	$(220.2)

	Foreign Currency Translation Adjustments	Unrealized Gain on Hedges	Unrealized Loss on Available-for-sale Investments	Unrealized Pension Credits	Total Accumulated Other Comprehensive Loss
December 31, 2022	$(218.8)	$23.8	$(65.6)	$5.7	$(254.9)
Other comprehensive income (loss) before reclassifications	4.9	6.7	9.0	(0.1)	20.5
Amounts reclassified from accumulated other comprehensive loss	(1.7)	(29.8)	4.0	—	(27.5)
Deferred income tax benefit	0.6	5.9	—	—	6.5
March 31, 2023	$(215.0)	$6.6	$(52.6)	$5.6	$(255.4)
Other comprehensive (loss) income before reclassifications	(11.3)	33.5	2.1	0.2	24.5
Amounts reclassified from accumulated other comprehensive loss	(1.8)	(25.2)	3.8	—	(23.2)
Deferred income tax benefit (expense)	1.6	(3.0)	—	—	(1.4)
June 30, 2023	$(226.5)	$11.9	$(46.7)	$5.8	$(255.5)

The following table provides information about amounts reclassified from Accumulated Other Comprehensive Loss (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
					Affected Line on Consolidated Condensed Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	2024	2023	2024	2023
Foreign currency translation adjustments	$1.8	$1.8	$3.5	$3.5	Other income, net
	(0.4)	(0.4)	(0.8)	(0.8)	Provision for income taxes
	$1.4	$1.4	$2.7	$2.7	Net of tax
Gain on hedges	$12.5	$13.9	$14.9	$43.7	Cost of sales
	—	11.3	4.8	11.3	Other income, net
	12.5	25.2	19.7	55.0	Total before tax
	(3.2)	(4.8)	(4.7)	(11.9)	Provision for income taxes
	$9.3	$20.4	$15.0	$43.1	Net of tax
Loss on available-for-sale investments	$(1.0)	$(3.8)	$(3.5)	$(7.8)	Interest income, net
	0.3	0.9	0.9	1.9	Provision for income taxes
	$(0.7)	$(2.9)	$(2.6)	$(5.9)	Net of tax

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

The table below presents the computation of basic and diluted earnings per share (in millions, except for per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Income for Earnings Per Share Calculations:
Income from continuing operations, net of tax	$366.4	$254.2	$693.1	$556.4
Net loss attributable to noncontrolling interests	(1.3)	(1.6)	(2.2)	(1.6)
Income from continuing operations attributable to Edwards Lifesciences Corporation	367.7	255.8	695.3	558.0
(Loss) income from discontinued operations	(1.4)	51.3	22.9	89.6
Net income attributable to Edwards Lifesciences Corporation	$366.3	$307.1	$718.2	$647.6
Weighted Average Shares:
Basic weighted-average shares outstanding	602.1	606.9	601.8	607.2
Dilutive effect of stock plans	2.2	3.4	2.4	3.4
Dilutive weighted-average shares outstanding	604.3	610.3	604.2	610.6
Earnings per Share:
Basic:
Continuing operations	$0.61	$0.42	$1.15	$0.92
Discontinued operations	—	0.09	0.04	0.15
Basic earnings per share	$0.61	$0.51	$1.19	$1.07
Diluted:
Continuing operations	$0.61	$0.42	$1.15	$0.91
Discontinued operations	—	0.08	0.04	0.15
Diluted earnings per share	$0.61	$0.50	$1.19	$1.06

Stock options, restricted stock units, and market-based restricted stock units to purchase an aggregate of 7.7 million and 6.7 million common shares for the three months ended June 30, 2024 and 2023, respectively, and 6.5 million and 5.9 million shares for the six months ended June 30, 2024 and 2023, respectively, were outstanding, but were not included in the computation of diluted earnings per share for such periods because the effect would have been anti-dilutive.

14.    INCOME TAXES

The Company's effective income tax rates attributable to continuing operations were 5.2% and 7.6% for the three months ended June 30, 2024 and 2023, respectively and 8.8% and 10.6% for the six months ended June 30, 2024 and 2023, respectively. The decrease in the effective rate between the six months ended June 30, 2024 and 2023 is primarily due to an increase in tax benefits from foreign earnings taxed at lower rates and favorable global income tax audit settlements. In addition, the effective rates for the six months ended June 30, 2024 and 2023 were lower than the federal statutory rate of 21% primarily due to (1) foreign earnings taxed at lower rates, (2) Federal and California research and development credits, and (3) the tax benefit from employee share-based compensation. The effective rates include a tax benefit from employee share-based compensation attributable to continuing operations of $3.8 million and $8.1 million for the three months ended June 30, 2024 and 2023, respectively, and $9.5 million and $11.0 million for the six months ended June 30, 2024 and 2023, respectively.

The Internal Revenue Service ("IRS") and other taxing authorities are in different stages of examining various years of the Company's tax filings. During these audits, the Company may receive proposed audit adjustments that could be material. An adverse outcome in these audits could have a material effect on the Company's results of operations and financial condition. The Company strives to resolve open matters with each taxing authority at the examination level and could reach agreement with a tax authority at any time. While the Company has accrued for matters it believes are more likely than not to require settlement, the final outcome with a tax authority may result in a tax liability that is materially different from that reflected in the consolidated financial statements. Furthermore, the Company may later decide to challenge any assessments, if made, and may exercise its right to appeal. The uncertain tax positions are reviewed quarterly and adjusted as events occur that affect potential liabilities for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, negotiations between tax authorities, identification of new issues, and issuance of new legislation, regulations, or case law.

As of June 30, 2024 and December 31, 2023, the gross liability recorded for income taxes associated with uncertain tax positions was $619.1 million and $583.9 million, respectively. The Company estimates that these liabilities would be reduced by $275.4 million and $250.7 million, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, and timing adjustments. The net amounts of $343.7 million and $333.2 million, respectively, if not required, would favorably affect the Company's effective tax rate. Management believes that adequate amounts of tax and related penalty and interest have been provided for any adjustments that may result from these uncertain tax positions.

The Company executed an Advance Pricing Agreement (“APA”) in 2018 between the United States and Switzerland governments for tax years 2009 through 2020 covering various, but not all, transfer pricing matters. The unagreed transfer pricing matters, namely Surgical Structural Heart and Transcatheter Aortic Valve Replacement (collectively "Surgical/TAVR") intercompany royalty transactions, then reverted to IRS examination for further consideration as part of the respective years' regular tax audits. In addition, the Company executed other bilateral APAs as follows: during 2017, an APA between the United States and Japan covering tax years 2015 through 2019; and during 2018, APAs between Singapore and Japan and between Switzerland and Japan covering tax years 2015 through 2019. The Company has filed to renew all three of the APAs with Japan for the years 2020 and forward. An APA between Switzerland and Japan covering tax years 2020 through 2024 was executed in 2021. An APA between the United States and Japan covering tax years 2020 through 2024 was executed in 2023. The APA renewal between Singapore and Japan covering tax years 2020 through 2026 is pending.

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

During 2021, the Company received a Notice of Proposed Adjustment (“NOPA”) from the IRS for the 2015 through 2017 tax years relating to transfer pricing involving Surgical/TAVR intercompany royalty transactions between the Company's United States and Switzerland subsidiaries. The NOPA proposed a substantial increase to the Company's United States taxable income, which could result in additional tax expense for the 2015 through 2017 period of approximately $240 million and reflects a departure from a transfer pricing method the Company had previously agreed upon with the IRS. The Company disagreed with the NOPA and pursued an administrative appeal with the IRS Independent Office of Appeals ("Appeals"). The Appeals process culminated in the third quarter of 2023 when the Company and Appeals concluded that a satisfactory resolution of the matter at the administrative level was not possible.

During the fourth quarter of 2023, Appeals issued a notice of deficiency ("NOD") increasing the Company's 2015 through 2017 United States federal income tax in amounts resulting from the income adjustments previously reflected in the NOPA. The additional tax sought in excess of the Company's filing position is $269.3 million before consideration of interest and a repatriation tax offset.

The Company plans to vigorously contest the additional tax claimed by the IRS through the judicial process. Final resolution of this matter is not likely within the next 12 months. The Company believes the amounts previously accrued related to this uncertain tax position are appropriate for a number of reasons, including the interpretation and application of relevant tax law and accounting standards to the Company's facts and, accordingly, has not accrued any additional amount based on the NOD and other proceedings to date. Nonetheless, the outcome of the judicial process cannot be predicted with certainty, and it is possible that the outcome of that process could have a material impact on the Company's consolidated financial statements. As noted below, similar material tax disputes may arise for the 2018 through 2023 tax years. While no payment of any amount related to the NOPA or NOD has yet been required, the Company made a partial deposit with the IRS of $75 million in November 2022 to prevent the further accrual of interest on that portion of any additional tax the Company may ultimately be found to owe. In March 2024, the Company made an additional deposit with the IRS of $305 million to further mitigate interest on potential tax liabilities and interest thereon while the Company prepares to contest through the judicial process the IRS's entitlement to any of the additional tax claimed by the IRS.

Surgical/TAVR intercompany royalty transactions covering tax years 2018 through 2023 remain subject to IRS examination, and those transactions and related tax positions remain uncertain as of June 30, 2024. The Company has considered this information, as well as information regarding the NOD and other proceedings described above in its evaluation of its uncertain tax positions. The impact of these unresolved transfer pricing matters, net of any correlative tax adjustments, may be significant to the Company’s consolidated financial statements. Based on the information currently available and numerous possible outcomes, the Company cannot reasonably estimate what, if any, changes in its existing uncertain tax positions may occur in the next 12 months and, therefore, has continued to record the uncertain tax positions as a long-term liability.

During the first quarter of 2024, the Company received a notice of assessment from the Israel Tax Authority (“ITA”) wherein the ITA claimed that the Company owes approximately $110 million of tax excluding interest and penalties in connection with a claimed 2017 transfer of intellectual property. The Company maintains that it did not transfer intellectual property outside of Israel and intends to vigorously defend that position through administrative proceedings including a formal appeal of the assessment expected to be filed in the third quarter of 2024. If necessary, the Company will defend that position through judicial proceedings. There can be no assurance that this matter will be resolved in the Company's favor and an adverse outcome could have a material effect on the Company's consolidated financial statements.

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

The table below presents information about Edwards Lifesciences' reportable segments (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Segment Net Sales
United States	$816.9	$761.9	$1,609.8	$1,487.0
Europe	334.9	302.0	660.4	602.6
Japan	93.2	87.5	181.5	168.6
Rest of World	150.7	139.2	291.2	267.2
Total segment net sales	$1,395.7	$1,290.6	$2,742.9	$2,525.4
Segment Operating Income
United States	$544.2	$519.4	$1,075.7	$1,014.7
Europe	187.4	166.0	365.6	335.8
Japan	58.3	53.4	106.0	105.6
Rest of World	61.1	59.2	118.8	112.8
Total segment operating income	$851.0	$798.0	$1,666.1	$1,568.9

The table below presents reconciliations of segment net sales to consolidated net sales and segment operating income to consolidated pre-tax income (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Sales Reconciliation
Segment net sales	$1,395.7	$1,290.6	$2,742.9	$2,525.4
Foreign currency	(9.8)	4.9	(10.1)	7.8
Consolidated net sales	$1,385.9	$1,295.5	$2,732.8	$2,533.2
Pre-tax Income Reconciliation
Segment operating income	$851.0	$798.0	$1,666.1	$1,568.9
Unallocated amounts:
Corporate items	(483.3)	(439.4)	(935.2)	(852.7)
Intellectual property agreement and certain litigation expenses	(8.1)	(147.9)	(17.0)	(191.4)
Change in fair value of contingent consideration liabilities	—	26.9	—	26.2
Foreign currency	9.5	25.9	6.3	50.2
Consolidated operating income	369.1	263.5	720.2	601.2
Non-operating income	17.5	11.6	39.7	21.4
Consolidated pre-tax income	$386.6	$275.1	$759.9	$622.6

Enterprise-wide Information
(in millions)

The following enterprise-wide information is based on actual foreign exchange rates used in the Company's consolidated condensed financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Sales by Geographic Region
United States	$816.8	$761.9	$1,609.7	$1,487.0
Europe	335.6	301.9	665.3	598.6
Japan	87.4	94.1	174.1	182.8
Rest of World	146.1	137.6	283.7	264.8
	$1,385.9	$1,295.5	$2,732.8	$2,533.2
Net Sales by Major Product Group
Transcatheter Aortic Valve Replacement	$1,038.6	$991.6	$2,046.5	$1,939.5
Transcatheter Mitral and Tricuspid Therapies	83.0	47.6	155.9	89.2
Surgical Structural Heart	264.3	256.3	530.4	504.5
	$1,385.9	$1,295.5	$2,732.8	$2,533.2

16.    SUBSEQUENT EVENTS

In July 2024, the Company entered into agreements and plans of mergers to acquire a) JenaValve Technology, Inc., a developer of a catheter-based system to treat patients suffering from aortic regurgitation, a unique disease that affects the aortic valve, for an aggregate cash purchase price of $500.0 million, subject to certain adjustments, plus up to an additional $445.0 million upon achievement of certain regulatory and sales milestones; b) Endotronix, Inc., a developer of an implantable sensor for management of heart failure patients, for an aggregate cash purchase price of $600.0 million, subject to certain adjustments, plus an additional $75.0 million payable for achievement of certain milestones; c) Innovalve Bio Medical Limited, a developer of a transcatheter mitral valve replacement system, for an aggregate cash purchase price of $300.0 million, subject to certain adjustments, plus an additional $25.0 million upon achievement of a certain regulatory milestone.

The Company also paid $115.0 million, of which $5.0 million was paid in May 2024 and $110.0 million was paid in July 2024, and may be required to pay up to an additional $200.0 million upon achievement of certain sales milestones to acquire an early-stage medical device company that is developing a catheter-based system to treat patients suffering from a valvular disease.

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

We are the global leader in patient-focused medical innovations for structural heart disease. Driven by a passion to help patients, we partner with the world's leading clinicians and researchers and invest in research and development to transform care for those impacted by structural heart disease. We conduct operations worldwide and are managed in the following geographical regions: United States, Europe, Japan, and Rest of World. Our products are categorized into the following groups: Transcatheter Aortic Valve Replacement ("TAVR"), Transcatheter Mitral and Tricuspid Therapies ("TMTT"), and Surgical Structural Heart ("Surgical").

On June 3, 2024, we entered into a definitive agreement to sell our Critical Care product group ("Critical Care") to Becton, Dickinson and Company. We expect to complete the sale of Critical Care by the end of the third quarter of 2024 in an all cash-transaction for $4.2 billion, subject to certain customary adjustments as set forth in the agreement. We believe that the planned sale will enable us to pursue expanded opportunities for TAVR, TMTT, and Surgical patients, as well as new investments in interventional heart failure technologies. We analyzed the quantitative and qualitative factors relevant to the divestiture of Critical Care, including its significance to our overall net income and total assets, and determined that the conditions for discontinued operations presentation with respect to Critical Care had been met. As such, the historical financial condition and results of Critical Care have been reflected as discontinued operations in our consolidated condensed financial statements. Prior period amounts have been adjusted to reflect the discontinued operations presentation. Our discussion and analysis of our results of operations is reflective of our continuing operations. See Note 4 to the Consolidated Condensed Financial Statements for further information.

Financial Highlights
Our net sales for the first six months of 2024 were $2.7 billion, representing an increase of $199.6 million compared to the first six months of 2023, driven primarily by sales of our TAVR products.

Our gross profit increased in the six months ended June 30, 2024, driven by our sales growth. Gross profit as a percentage of sales decreased primarily due to foreign currency rate fluctuations. The increase in our diluted earnings per share in the six months ended June 30, 2024 was driven by an after-tax charge of $142.2 million in the six months ended June 30, 2023 related to an intellectual property agreement.

Healthcare Environment, Opportunities, and Challenges

The medical technology industry is highly competitive and continues to evolve. Our success is measured both by the development of innovative products and the value we bring to our stakeholders. We are committed to developing new technologies and innovations, and we are committed to defending our intellectual property in support of those developments. Our vision for growth is to treat patients with both valvular and non-valvular structural heart disease, such as heart failure, which is a natural progression of the disease for many patients suffering from aortic stenosis and mitral and tricuspid regurgitation. In the first six months of 2024, we invested 19.4% of our net sales in research and development.

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

Results of Operations

Net Sales by Region
(dollars in millions)

	Three Months Ended June 30,				Six Months Ended June 30,
				Percent Change				Percent Change
	2024	2023	Change		2024	2023	Change
United States	$816.8	$761.9	$54.9	7.2%	$1,609.7	$1,487.0	$122.7	8.3%
Europe	335.6	301.9	33.7	11.2%	665.3	598.6	66.7	11.2%
Japan	87.4	94.1	(6.7)	(7.2)%	174.1	182.8	(8.7)	(4.7)%
Rest of World	146.1	137.6	8.5	6.2%	283.7	264.8	18.9	7.1%
Outside of the United States	569.1	533.6	35.5	6.7%	1,123.1	1,046.2	76.9	7.3%
Total net sales	$1,385.9	$1,295.5	$90.4	7.0%	$2,732.8	$2,533.2	$199.6	7.9%

Net sales outside of the United States include the impact of foreign currency exchange rate fluctuations. The impact of foreign currency exchange rate fluctuations on net sales is not necessarily indicative of the impact on net income due to the corresponding effect of foreign currency exchange rate fluctuations on international manufacturing and operating costs, and our hedging activities.

Net Sales by Product Group
(dollars in millions)

	Three Months Ended June 30,				Six Months Ended June 30,
				Percent Change				Percent Change
	2024	2023	Change		2024	2023	Change
Transcatheter Aortic Valve Replacement	$1,038.6	$991.6	$47.0	4.7%	$2,046.5	$1,939.5	$107.0	5.5%
Transcatheter Mitral and Tricuspid Therapies	83.0	47.6	35.4	74.7%	155.9	89.2	66.7	74.9%
Surgical Structural Heart	264.3	256.3	8.0	3.1%	530.4	504.5	25.9	5.1%
Total net sales	$1,385.9	$1,295.5	$90.4	7.0%	$2,732.8	$2,533.2	$199.6	7.9%

Transcatheter Aortic Valve Replacement Sales

2,400
2,000
1,600
1,200
800
400
0
$ (Millions)
$1,038.6
$991.6
$2,046.5
$1,939.5
Q2 '24
Q2 '23
YTD '24
YTD '23

Net sales of TAVR products increased for the three and six months ended June 30, 2024 driven by:

•higher sales of the Edwards SAPIEN platform in 2024, primarily the Edwards SAPIEN 3 Ultra RESILIA valve in the United States and Japan, and the Edwards SAPIEN 3 Ultra valve in Europe;

partially offset by:

•foreign currency exchange rate fluctuations, which decreased net sales outside of the United States by $10.4 million and $12.5 million for the three and six months ended June 30, 2024, respectively, primarily due to the weakening of the Japanese yen against the United States dollar.

While our global competitive position did not meaningfully change during the first six months of 2024, we experienced lower-than-expected sales growth of TAVR products. This was due to a combination of regional pressure on our competitive position and reduction in procedures with certain hospital centers in the United States related to a variety of factors including, but not limited to, resources and priorities.

In January 2024, we completed patient treatment in our PROGRESS pivotal trial, studying the treatment of moderate aortic stenosis patients, and we received CE Mark approval for the Edwards SAPIEN 3 Ultra RESILIA valve in Europe.

Transcatheter Mitral and Tricuspid Therapies Sales

$ (Millions)
175
150
125
100
75
50
25
0
$83.0
$47.6
$155.9
$89.2
Q2 '24
Q2 '23
YTD '24
YTD '23

Net sales of TMTT products increased for the three and six months ended June 30, 2024 primarily due to higher sales of our PASCAL transcatheter edge-to-edge repair ("TEER") system and our initial launch of the EVOQUE tricuspid valve replacement system in the United States and Europe.

In mitral replacement, we completed enrollment in the ENCIRCLE pivotal trial for SAPIEN M3 and, in January 2024, we received FDA approval for a SAPIEN M3 continued access program. In February 2024, we received FDA approval for EVOQUE for the treatment of tricuspid regurgitation.

Surgical Structural Heart Sales

600
500
400
300
200
100
0
$ (Millions)
$264.3
$256.3
$530.4
$504.5
Q2 '24
Q2 '23
YTD '24
YTD '23

Net sales of Surgical products increased for the three and six months ended June 30, 2024 primarily due to higher sales of the INSPIRIS RESILIA aortic valve in the United States and Europe, the MITRIS RESILIA valve in the United States and Europe, and the KONECT RESILIA tissue valved conduit in the United States.
We have completed enrollment in the United States and Canada of patients in our MOMENTIS clinical study to demonstrate the durability of RESILIA tissue in the mitral position.

Gross Profit

2,500
2,000
1,500
1,000
500
0
$ in millions
100
90
80
70
Percentage
$1,100.6
79.4%
$1,038.6
80.2%
$2,151.2
78.7%
$2,037.3
80.4%
Q2 '24
Q2 '23
YTD '24
YTD '23
Gross profit
Percentage of net sales

The decrease in gross profit as a percentage of net sales for the three and six months ended June 30, 2024 was driven by a 0.7 percentage point and 1.4 percentage point negative impact, respectively, from foreign currency rate fluctuations, primarily due to the strengthening of the United States dollar against the Japanese yen, partially offset by the weakening of the United States dollar against the Euro.

Selling, General, and Administrative ("SG&A") Expenses

1,000
800
600
400
200
0
$ in millions
100
80
60
40
Percentage
$450.8
$410.4
$883.6
$792.4
32.5%
31.7%
32.3%
31.3%
Q2 '24
Q2 '23
YTD '24
YTD '23
SG&A
Percentage of net sales

SG&A expenses increased for the three and six months ended June 30, 2024 primarily due to higher field-based personnel-related costs in support of our growth strategy initiatives, primarily in the United States and Europe. Foreign currency exchange rate fluctuations decreased expenses by $4.2 million and $5.7 million for the three and six months ended June 30, 2024, respectively, primarily due to the strengthening of United States dollar against the Japanese yen.

Research and Development ("R&D") Expenses

$ in millions
600
400
200
0
Percentage
100
80
60
40
20
0
$272.6
19.7%
$243.7
18.8%
$530.4
19.4%
$478.5
18.9%
Q2 '24
Q2 '23
YTD '24
YTD '23
R&D
Percentage of net sales

R&D expenses increased for the three and six months ended June 30, 2024 primarily due to continued investments in our aortic transcatheter valve innovations, including increased clinical trial activity.

Intellectual Property Agreement and Certain Litigation Expenses

We incurred certain litigation expenses related to intellectual property litigation and tax litigation of $8.1 million and $8.9 million during the three months ended June 30, 2024 and 2023, respectively, and $17.0 million and $15.4 million during the six months ended June 30, 2024 and 2023, respectively. Also, on April 12, 2023, we entered into an Intellectual Property Agreement (the "Intellectual Property Agreement") with Medtronic, Inc. ("Medtronic") and recorded a $37.0 million charge in March 2023 and a $139.0 million charge in April 2023. For more information, see Note 3 to the Consolidated Condensed Financial Statements.
Change in Fair Value of Contingent Consideration Liabilities

The change in fair value of contingent consideration liabilities resulted in a gain of $26.9 million and $26.2 million for the three and six months ended June 30, 2023, respectively. The gain in 2023 was due to changes in projected probabilities and timing of milestone achievement and the projected timing of cash inflows. As of June 30, 2023, the probability of milestone achievement was determined to be 0% and, accordingly, the contingent consideration liability was zero. For further information, see Note 7 to the Consolidated Condensed Financial Statements.

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

Our effective income tax rate attributable to continuing operations was 5.2% and 7.6% for the three months ended June 30, 2024 and 2023, respectively, and 8.8% and 10.6% for the six months ended June 30, 2024 and 2023, respectively. The decrease in the effective rate between the six months ended June 30, 2024 and 2023 was primarily due to an increase in tax benefits from foreign earnings taxed at lower rates and favorable global income tax audit settlements. In addition, the effective rates for the six months ended June 30, 2024 and 2023 were lower than the federal statutory rate of 21% primarily due to (1) foreign earnings taxed at lower rates, (2) Federal and California research and development credits, and (3) the tax benefit from employee share-based compensation.

The Internal Revenue Service ("IRS") and other taxing authorities are in different stages of examining various years of our tax filings. During these audits, we may receive proposed audit adjustments that could be material. An adverse outcome in these audits could have a material effect on our results of operations and financial condition. We strive to resolve open matters with each tax authority at the examination level and could reach agreement with a taxing authority at any time. While we have accrued for matters we believe are more likely than not to require settlement, the eventual outcome with a tax authority may result in a tax liability that is materially different from that reflected in the consolidated financial statements. Furthermore, we may later decide to challenge any assessments, if made, and may exercise our right to appeal. The uncertain tax positions are reviewed quarterly and adjusted as events occur that affect potential liabilities for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, negotiations between tax authorities, identification of new issues, and issuance of new legislation, regulations, or case law. We believe that adequate amounts of tax and related penalty and interest have been provided for any adjustments that may result from these uncertain tax positions.

We executed an Advance Pricing Agreement ("APA") in 2018 between the United States and Switzerland governments for tax years 2009 through 2020 covering various, but not all, transfer pricing matters. The unagreed transfer pricing matters, namely Surgical Structural Heart and Transcatheter Aortic Valve Replacement (collectively "Surgical/TAVR") intercompany royalty transactions, then reverted to IRS Examination for further consideration as part of the respective years' regular tax audits. In addition, we executed other bilateral APAs as follows: during 2017, an APA between the United States and Japan covering tax years 2015 through 2019; and during 2018, APAs between Singapore and Japan and between Switzerland and Japan covering tax years 2015 through 2019. We have filed to renew all three of the APAs with Japan for the years 2020 and forward. An APA between Switzerland and Japan covering tax years 2020 through 2024 was executed in 2021. An APA between the United States and Japan covering tax years 2020 through 2024 was executed in 2023. The APA renewal between Singapore and Japan covering tax years 2020 through 2026 is pending.

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

During 2021, we received a Notice of Proposed Adjustment (“NOPA”) from the IRS for the 2015 through 2017 tax years relating to transfer pricing involving Surgical/TAVR intercompany royalty transactions between our United States and Switzerland subsidiaries. The NOPA proposed a substantial increase to our United States taxable income, which could result in additional tax expense for the 2015 through 2017 period of approximately $240 million and represented a departure from a transfer pricing method we had previously agreed upon with the IRS. We have disagreed with the NOPA and pursued an administrative appeal with the IRS Independent Office of Appeals ("Appeals"). The Appeals process culminated in the third quarter of 2023 when we and Appeals concluded that a satisfactory resolution of the matter at the administrative level was not possible.

During the fourth quarter of 2023, Appeals issued a notice of deficiency ("NOD") increasing our 2015 through 2017 United States federal income tax in amounts resulting from the income adjustments previously reflected in the NOPA. The additional tax sought in excess of our filing position is $269.3 million before consideration of interest and a repatriation tax offset.

We plan to vigorously contest the additional tax claimed by the IRS through the judicial process. Final resolution of this matter is not likely within the next 12 months. We believe the amounts previously accrued related to this uncertain tax position are appropriate for a number of reasons, including the interpretation and application of relevant tax law and accounting standards to our facts and, accordingly, have not accrued any additional amount based on the NOD and other proceedings to date. Nonetheless, the outcome of the judicial process cannot be predicted with certainty, and it is possible that the outcome of that process could have a material impact on our consolidated financial statements. As noted below, similar material tax disputes may arise for the 2018 through 2023 tax years. While no payment of any amount related to the NOPA or NOD has yet been required, we made a partial deposit with the IRS of $75 million in November 2022 to prevent the further accrual of interest on that portion of any additional tax we may ultimately be found to owe. In March 2024, we made an additional deposit with the IRS of $305 million to further mitigate interest on potential tax liabilities and interest thereon while we prepare to contest through the judicial process the IRS's entitlement to any of the additional tax claimed by the IRS.

Surgical/TAVR intercompany royalty transactions covering tax years 2018 through 2023 remain subject to IRS examination, and those transactions and related tax positions remain uncertain as of June 30, 2024. We have considered this information, as well as information regarding the NOD and other proceedings described above, in our evaluation of our uncertain tax positions. The impact of these unresolved transfer pricing matters, net of any correlative tax adjustments, may be significant to our consolidated financial statements. Based on the information currently available and numerous possible outcomes, we cannot reasonably estimate what, if any, changes in our existing uncertain tax positions may occur in the next 12 months and, therefore, have continued to record the uncertain tax positions as a long-term liability.

During the first quarter of 2024, we received a notice of assessment from the Israel Tax Authority (“ITA”) wherein the ITA claimed that we owe approximately $110 million of tax excluding interest and penalties in connection with a claimed 2017 transfer of intellectual property. We maintain that we did not transfer intellectual property outside of Israel and intend to vigorously defend that position through administrative proceedings including a formal appeal of the assessment expected to be filed in the third quarter of 2024. If necessary, we will defend that position through judicial proceedings. There can be no assurance that this matter will be resolved in our favor and an adverse outcome could have a material effect on our consolidated financial statements.

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

As of June 30, 2024, cash and cash equivalents and short-term investments held in the United States and outside of the United States were $1.5 billion and $527.9 million, respectively.

We have a Five-year Credit Agreement (the "Credit Agreement") which provides for a $750.0 million multi-currency unsecured revolving credit facility and matures on July 15, 2027. We may increase the amount available under the Credit Agreement by up to an additional $250.0 million in the aggregate and extend the maturity date for an additional year, subject to agreement of the lenders. As of June 30, 2024, no amounts were outstanding under the Credit Agreement.

In June 2018, we issued $600.0 million of 4.3% fixed-rate unsecured senior notes (the "2018 Notes") due June 15, 2028. We may redeem the 2018 Notes, in whole or in part, at any time and from time to time at specified redemption prices. As of June 30, 2024, we have not elected to redeem any of the 2018 Notes. As of June 30, 2024, the carrying value of the 2018 Notes was $597.3 million.

From time to time, we repurchase shares of our common stock under share repurchase programs authorized by the Board of Directors. We consider several factors in determining when to execute share repurchases, including, among other things, expected dilution from stock plans, cash capacity, and the market price of our common stock. During the six months ended June 30, 2024, under the Board authorized repurchase program, we repurchased a total of 1.7 million shares at an aggregate cost of $150.0 million. As of June 30, 2024, we had remaining authority to purchase $898.5 million of our common stock under the share repurchase program.

In July 2024, we entered into agreements and plans of mergers to acquire multiple medical device companies for a total aggregate cash purchase price of $1.5 billion, subject to certain adjustments, of which $115.0 million was paid in July 2024. These agreements include up to an additional $745.0 million of potential payments upon achievement of certain regulatory, performance, and sales milestones. For more information, see Note 16 to the Consolidated Condensed Financial Statements.

In June 2024, we entered into a definitive agreement to sell our Critical Care product group ("Critical Care") to Becton, Dickinson and Company. We expect to complete the sale of Critical Care by the end of the third quarter of 2024 in an all cash-transaction for $4.2 billion, subject to certain customary adjustments as set forth in the agreement.

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

At June 30, 2024, there had been no material changes in our cash requirements from known contractual and other obligations, including commitments for capital expenditures, as disclosed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2023.

Consolidated Cash Flows - For the six months ended June 30, 2024 and 2023:
Net cash flows provided by operating activities of $318.0 million for the six months ended June 30, 2024 decreased $29.7 million over the same period last year primarily due to a $305.1 million tax deposit we made in 2024 to mitigate interest on potential tax liabilities we are contesting through the judicial process (see Note 14 to the Consolidated Condensed Financial Statements), partially offset by a $300.0 million payment in the six months ended June 30, 2023 under an intellectual property agreement.

Net cash provided by investing activities of $187.9 million for the six months ended June 30, 2024 consisted primarily of net proceeds from investments of $391.6 million, partially offset by capital expenditures of $150.7 million.

Net cash provided by investing activities of $70.7 million for the six months ended June 30, 2023 consisted primarily of net proceeds from investments of $371.8 million, partially offset by a payment of $141.2 million to acquire a majority interest in another company and capital expenditures of $109.4 million.

Net cash used in financing activities of $34.9 million for the six months ended June 30, 2024 consisted primarily of purchases of treasury stock of $158.3 million, partially offset by proceeds from stock plans of $116.4 million.

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

Investment Risk

We are exposed to investment risks related to changes in the underlying financial condition and credit capacity of certain of our investments. As of June 30, 2024, we had $575.0 million of investments in debt securities, of which $229.7 million were long-term. In addition, we had $123.6 million of investments in equity instruments of public and private companies. Should these companies experience a decline in financial performance, financial condition or credit capacity, or fail to meet certain development milestones, a decline in the investments' value may occur, resulting in unrealized or realized losses. See Note 5 to the Consolidated Condensed Financial Statements for additional information.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    Our management, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2024. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded as of June 30, 2024 that our disclosure controls and procedures are designed at a reasonable assurance level and effective in providing reasonable assurance that the information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1.    Legal Proceedings

Please see Part I, Item 1, Note 11 of the “Consolidated Condensed Financial Statements” of this Quarterly Report on Form 10-Q for a description of our legal proceedings, which is incorporated by reference herein.

Item 1A.    Risk Factors

Our business and assets are subject to varying degrees of risk and uncertainty that can be affected by a number of factors. An investor should carefully consider the risks described below, as well as those described under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023. Additional risks not presently known to us or that we currently deem immaterial may also adversely affect our business. When any of these events or circumstances occurs, our business, financial condition, results of operations, or prospects could be materially harmed. In that case, the value of our securities could decline and an investor could lose part or all of his or her investment. In addition, forward-looking statements within the meaning of the federal securities laws that are contained in this Quarterly Report on Form 10-Q or in our other filings or statements may be subject to the risks described below and in our Annual Report on Form 10-K as well as other risks and uncertainties. Please read the cautionary notice regarding forward-looking statements.

In connection with us no longer pursuing a spin-off of our Critical Care product group, the risk factors titled “Assuming the spin-off is successfully completed, the newly spun-off Critical Care company as a standalone public company may not deliver the returns that we or the shareholders anticipate” and “We may not be able to complete the announced spin-off of our Critical Care product group at all, or within the timeframes we anticipate, or pursuant to the tax-free structure that we anticipate, and we may not realize some or all of the expected benefits of this transaction” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 are no longer deemed material. In addition, the risk factor titled “If we identify underperforming operations or products or if there are unforeseen operating difficulties and expenditures in connection with business acquisitions or strategic alliances, we may be required, from time to time, to recognize charges, which could be substantial and which could adversely affect our results of operations” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 is hereby replaced in its entirety with the risk factor titled “Failure to successfully integrate acquired businesses, technologies or strategic alliances, or challenges related to the execution of acquisitions or divestitures, as well as liabilities or claims relating to such acquired businesses or divestitures, could adversely affect our business and results of operations,” as set forth below. Except as set forth herein and below, there have been no other material changes to the Company’s risk factors since the Annual Report on Form 10-K for the year ended December 31, 2023.

We may not be able to complete the announced sale of our Critical Care product group in a timely fashion or at all, and we may not realize some or all of the expected benefits of this transaction.

On June 3, 2024, we announced that we had entered into an agreement with Becton, Dickinson and Company (“Purchaser”) pursuant to which we agreed to sell our Critical Care product group to the Purchaser with the intention to close by the end of the third quarter of 2024 (the “Transaction”) and that we are no longer pursuing the previously announced spin-off of our Critical Care product group. In connection with the Transaction, we and the Purchaser must meet certain closing conditions, which include obtaining required regulatory approvals, among others. A failure to satisfy all closing conditions could result in the Transaction not closing in a timely manner or at all, which may adversely affect our business and the price of our common stock. In addition, the occurrence of an event, change, or other circumstance that could give rise to the termination of the agreement could have a material adverse effect on our business and operations. We have incurred, and we expect to continue to incur, significant costs associated with the Transaction, and the total costs may be significantly higher than projected. The Transaction has required, and we expect that it will continue to require, significant resources from us, including but not limited to management’s attention and employee resources. There is no assurance that the closing of the Transaction will occur at all or that we will be able to execute on our strategy or achieve our goals or other expectations after the closing of the Transaction. The Transaction may also have an adverse impact on our operating results and business generally. If we do not close in a timely manner or fail to realize some or all of the anticipated benefits of the Transaction, our business and financial condition may be adversely affected. Additionally, we plan to enter into transition services agreements in connection with the Transaction to provide certain support services, which could divert substantial attention and resources from the operation of our business and have an adverse effect on our business, results of operations, and financial condition.

Failure to successfully integrate acquired businesses, technologies or strategic alliances, or challenges related to the execution of acquisitions or divestitures, as well as liabilities or claims relating to such acquired businesses or divestitures, could adversely affect our business and results of operations.

As part of our strategy we actively manage a portfolio of businesses, technologies, services, and products as well as enter into potential strategic alliances. If we are unable to acquire businesses or technologies or other transactions on a timely basis or at all, we will not be able to execute our strategy and our business and results of operations may be adversely impacted. The integration of acquired businesses and technologies may be costly and may divert significant amounts of resources, including management and employee time and attention, away from the development and commercialization of our other products. Our failure to successfully manage the integration and growth of acquired businesses and technologies and our existing structural heart therapies could have an adverse impact on our business. We may not receive the anticipated benefits of acquisitions despite such expenses and diversion of resources, and acquisitions may not prove to be profitable. Furthermore, we may face unforeseen challenges in executing our strategic plans to expand our products and therapies, which could cause our business and results of operations to suffer.

From time to time, we identify operations and products that are underperforming or that do not fit with our longer-term business strategy, or there may be unforeseen operating difficulties and significant expenditures during the integration of an acquired business, technology, service or product into our existing operations. To the extent that the value of these assets decline, we may be required to write down the value of the assets. We may dispose of these underperforming operations or products or voluntarily cease operations related to a product. In addition, we may be required to record charges or write-downs in connection with acquisitions and divestitures, including charges related to developed technology and/or in-process research and development assets. Any of these events could adversely affect our results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (a) (b)
April 1, 2024 through April 30, 2024	1,396,161	$86.72	1,396,161	$927.4
May 1, 2024 through May 31, 2024	333,496	86.72	333,496	898.5
June 1, 2024 through June 30, 2024	—	—	—	898.5
Total	1,729,657	86.72	1,729,657

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
(b)    In April 2024, we entered into a $150.0 million accelerated share repurchase ("ASR") agreement and received, on April 30, 2024, an initial delivery of 1.4 million shares of our common stock, representing approximately 80 percent of the total contract value. The ASR concluded and on May 29, 2024 we received an additional 0.3 million shares. Shares purchased pursuant to the ASR agreement are presented in the table above in the periods in which they were received.

Item 5.    Other Information

Rule 10b5-1 Trading Plans

During the second quarter of 2024, any executive officer or director who entered into a 10b5-1 trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act (each, a "Plan") is listed as follows:

On May 1, 2024, Larry Wood, Corporate Vice President and Group President, Transcatheter Aortic Valve Replacement and Surgical Structural Heart, entered into a Plan providing for the potential sale of 25,000 shares of the Company’s stock commencing August 1, 2024. Mr. Wood's Plan terminates on the earlier of November 5, 2024 or the date all shares are sold.

In addition, on July 26, 2024, Scott B. Ullem, Corporate Vice President, Chief Financial Officer, terminated a Plan that had provided for the potential sale of 67,500 shares of the Company’s stock commencing May 21, 2024. Following the termination date, no remaining shares can be sold pursuant to the Plan.

Amended and Restated Long-Term Stock Incentive Compensation Program

On May 7, 2024, the Company held its 2024 Annual Meeting of Stockholders (the “Annual Meeting”). At the Annual Meeting, the Company’s stockholders approved the amendment and restatement of the Company’s Long-Term Stock Incentive Compensation Program (the “Long-Term Stock Program”). The amendments approved by stockholders included (1) an increase in the total number of shares of the Company’s common stock available for issuance under the Long-Term Stock Program by 6,900,000 shares to a new total share limit of 334,500,000 shares, (2) an increase in the total number of shares of the Company’s common stock available for issuance as restricted stock and restricted stock unit awards under the Long-Term Stock Program by 2,000,000 shares to a new limit on the total number of shares available for these types of awards of 35,600,000 shares, and (3) an extension of the term within which new awards may be granted under the Long-Term Stock Program through February 21, 2034.

The foregoing description of the Long-Term Stock Program amendment is qualified in its entirety by the full text of the Long-Term Stock Program, as amended and restated, which is filed as Exhibit 10.1 hereto and incorporated herein by reference.

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

10.1*	Edwards Lifesciences Corporation Long-Term Stock Incentive Compensation Program, as amended and restated on February 22, 2024
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Inline Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________________________________________________________________________
* Represents management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDWARDS LIFESCIENCES CORPORATION
(Registrant)
Date:	July 31, 2024	By:	/s/ SCOTT B. ULLEM
Scott B. Ullem Corporate Vice President, Chief Financial Officer (Principal Financial Officer; Duly Authorized Officer)
Date:	July 31, 2024	By:	/s/ ANDREW M. DAHL
Andrew M. Dahl Senior Vice President, Principal Accounting Officer (Principal Accounting Officer)