Form 10-K
period 2024-12-31
Edwards Lifesciences Corp
filed 2025-02-28
CIK 1099800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024
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
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
The aggregate market value of the registrant's common stock held by non-affiliates as of June 28, 2024 (the last trading day of the registrant's most recently completed second quarter): $55,525,009,946 based on the closing price of the registrant's common stock on the New York Stock Exchange. This calculation does not reflect a determination that persons are affiliates for any other purpose.
The number of shares outstanding of the registrant's common stock, $1.00 par value, as of January 31, 2025, was 587.9 million.

Documents Incorporated by Reference
Portions of the registrant's proxy statement for the 2025 Annual Meeting of Stockholders (to be filed within 120 days of December 31, 2024) are incorporated by reference into Part III, as indicated herein.

EDWARDS LIFESCIENCES CORPORATION
Form 10-K Annual Report—2024

PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act" and together with the Securities Act, the "Acts").. We intend the forward-looking statements contained in this report to be covered by the safe harbor provisions of such Acts. Statements other than statements of historical or current fact in this report or referred to or incorporated by reference into this report are "forward-looking statements" for purposes of these safe harbor provisions. These statements can sometimes be identified by the use of the forward-looking words such as "may," "believe," "will," "expect," "project," "estimate," "should," "anticipate," "plan," "goal," "continue," "seek," "pro forma," "forecast," "intend," "guidance," "optimistic," "aspire," "confident," or other forms of these words or similar words or expressions or the negatives thereof. Statements regarding past performance, efforts, or results about which inferences or assumptions may be made can also be forward-looking statements and are not indicative of future performance or results; these statements can be identified by the use of words such as "preliminary," "initial," "potential," "possible," "diligence," "industry-leading," "compliant," "indications," "early feedback," or other forms of these words or similar words or expressions or the negatives thereof. These forward-looking statements are subject to substantial risks and uncertainties that could cause our results or future business, financial condition, results of operations or performance to differ materially from our historical results or experiences or those expressed or implied in any forward-looking statements contained in this report. These risks and uncertainties include, but are not limited to: our ability to realize the anticipated benefits of the sale of our Critical Care product group; our ability to develop new products and avoid manufacturing and quality issues; risks or challenges related to integrating acquired businesses; clinical trial or commercial results or new product approvals and therapy adoption; the impact of domestic and global conditions; dependence on physicians, research institutions, and hospital systems; competition in the markets in which we operate; our reliance on vendors, suppliers, and other third parties; damage, failure or interruption of our information technology systems; the impact of public health crises; consolidation in the healthcare industry; our ability to protect our intellectual property; our compliance with applicable regulations; our exposure to product liability claims; use of our products in unapproved circumstances; changes to reimbursement for our products; the impact of currency exchange rates; unanticipated actions by the United States Food and Drug Administration and other regulatory agencies; changes to tax laws; unexpected impacts or expenses of litigation or internal or government investigations; and other risks detailed under "Risk Factors" in Part I, Item 1A below, as such risks and uncertainties may be amended, supplemented or superseded from time to time by our subsequent reports on Forms 10-Q and 8-K we file with the United States Securities and Exchange Commission. These forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement, except as required by law. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections, except as required by law.

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

Item 1.    Business

Overview

Edwards Lifesciences Corporation is the leading global structural heart innovation company, driven by a passion to improve patient lives. Through breakthrough technologies, world-class evidence and partnerships with clinicians and healthcare stakeholders, our employees are inspired by our patient-focused culture to deliver life-changing innovations to structural heart patients who need them most. Edwards Lifesciences has been a leader in our field for over six decades. Since our founder, Miles Lowell Edwards, first dreamed of using engineering to address diseases of the human heart, we have steadily built a company on the premise of imagining, building, and realizing a better future for patients.

Our innovative work encompasses both surgical and transcatheter therapies. In addition, our unique portfolio of repair and replacement technologies for both mitral and tricuspid heart valves provides a broad set of treatment options to serve the many diverse and complex patients in need. Edwards remains committed to its strategy of transformative product innovation, robust and expanding clinical evidence to support approvals and adoption, as well as comprehensive support to ensure excellent real-world patient outcomes.

Cardiovascular disease is the number-one cause of death in the world and is the top disease in terms of health care spending in nearly every country. In the U.S. alone, one cardiovascular patient dies every 33 seconds. Cardiovascular disease is progressive in that it tends to worsen over time and often affects the structure of an individual's heart. Our vision is to transform patient care where patients are diagnosed earlier, treated in a routine fashion, live longer, and enjoy a better quality of life. Our future growth opportunities include offering solutions for treating patients with both valvular and non-valvular structural heart disease, such as heart failure, which is a natural progression of the disease for many patients suffering from aortic stenosis and mitral and tricuspid regurgitation

Patients undergoing treatment for cardiovascular disease can be treated with a number of our medical technologies, which are designed to address individual patient needs with respect to disease process, comorbidities, and health status. For example, an individual with a heart valve disorder may have a faulty valve that is affecting the function of his or her heart or blood flow throughout his or her body. A cardiac surgeon may elect to remove the valve and replace it with one of our bioprosthetic surgical tissue heart valves or surgically re-shape and repair the faulty valve with an Edwards annuloplasty ring. Alternatively, a clinician (typically an interventional cardiologist) may implant an Edwards transcatheter valve or repair system via a catheter-based approach that does not require traditional open-heart surgery and can be done while the heart continues to beat.

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

Edwards Lifesciences' Product and Technology Offerings

The following discussion summarizes the main groups of products and technologies we offer to treat advanced cardiovascular disease. Our products are categorized into the following groups: Transcatheter Aortic Valve Replacement ("TAVR"), Transcatheter Mitral and Tricuspid Therapies ("TMTT"), and Surgical Structural Heart ("Surgical"). For more information on net sales from these three main groups, see "Net Sales by Product Group" in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Transcatheter Aortic Valve Replacement

We are the global leader in transcatheter heart valve replacement technologies designed for the minimally-invasive replacement of aortic heart valves. The Edwards SAPIEN family of valves, including the Edwards SAPIEN 3, the Edwards SAPIEN 3 Ultra, and the Edwards SAPIEN 3 Ultra RESILIA systems, are catheter-based approaches for treating patients who have severe aortic stenosis. The SAPIEN 3 valves are delivered while the heart is still beating. The majority of these procedures are conducted without the use of general anesthesia and patients are discharged home within one to two days. Transcatheter aortic valve replacement with the SAPIEN 3 family of valves enables patients to recover more quickly and return to a better quality of life sooner than patients receiving traditional open heart surgical therapies. Edwards' transcatheter aortic heart valves were first commercialized in Europe in 2007, in the United States in 2011, and in Japan in 2013. Edwards has partnered with the physician community to generate optimistic data that has expanded access to patients of all risk profiles. In 2024, EARLY TAVR trial data were presented, demonstrating the superiority of early TAVR intervention in severe asymptomatic aortic stenosis patients with the SAPIEN 3 platform versus clinical surveillance. The SAPIEN 3 platform remains the only transcatheter heart valve with a THV-in-THV indication for patients assessed at high-risk for surgical replacement, offering patients the ability to have a second minimally invasive procedure. The SAPIEN family of valves are the most widely implanted transcatheter heart valves in the world with over one million patient lives impacted since launch. Additionally, the Edwards SAPIEN 3 system and Alterra system offer a minimally invasive option for pulmonary valve replacement for patients with congenital heart disease.

Sales of our TAVR products represented 75%, 77%, and 79% of our net sales in 2024, 2023, and 2022, respectively.

Transcatheter Mitral and Tricuspid Therapies

We continue to make significant investments in the development of transcatheter heart valve repair and replacement technologies designed to treat mitral and tricuspid valve diseases. While several technologies are in the development and clinical phases, the PASCAL Precision transcatheter repair system (in Europe, the United States, and Japan), EVOQUE tricuspid valve replacement system (in Europe and the United States), and Cardioband tricuspid valve reconstruction system (in Europe) are commercially available. The PASCAL Precision system addresses the needs of patients with mitral or tricuspid regurgitation through leaflet approximation, while the Cardioband system enables clinicians to reduce the size of a valve's annulus to lower regurgitation. The EVOQUE system, the world's first transcatheter tricuspid valve replacement therapy to receive regulatory approval, addresses tricuspid valve regurgitation by replacing the native valve with a bioprosthetic valve. In addition to these therapies, we are pursuing a transcatheter mitral replacement strategy which we believe would position us for leadership in the mid-to-long term. The SAPIEN M3 transcatheter mitral valve replacement system is based on the proven SAPIEN valve and is designed specifically for mitral patients. We believe both transcatheter repair and replacement are necessary to unlock the full mitral and tricuspid opportunity.

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

Our latest innovation, the MITRIS RESILIA valve, is commercially available in the United States, Europe, and Japan, as well as other geographies, where it has been widely adopted by surgeons as the leading product in our mitral valve portfolio. We believe the demand for surgical structural heart therapies is growing worldwide, and that our innovation strategy will continue to strengthen our leadership and positive impact on patients.

Sales of our surgical tissue heart valve products represented 18%, 19%, and 19% of our net sales in 2024, 2023, and 2022, respectively.

Competition

The medical technology industry is highly competitive. We compete with divisions of larger companies as well as smaller companies that offer competitive product lines in certain geographies in which we operate. We also compete with both established and newer technologies that target the patients served by our products. New product development and technological change characterize the areas in which we compete. Our present or future products could be rendered obsolete or uneconomical as a result of technological advances by one or more of our present or future competitors or by other therapies, including drug therapies. Our strategy is to develop and produce safe and effective therapies supported by rigorous clinical studies with extensive data and with innovative features that can enhance patient benefits and product performance and reliability, as well as benefit healthcare systems. The benefits associated with our products are in part due to the level of customer and clinical support we provide.

1 Beaver T, Bavaria JE, Griffith B, et al. Seven-year outcomes following aortic valve replacement with a novel tissue bioprosthesis. Presented at the 103rd Annual Meeting of the American Association for Thoracic Surgery, May 2023.

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

We believe that we are a leading global competitor in each of our product lines. In TAVR, our primary competitors include Medtronic plc ("Medtronic"), Abbott Laboratories ("Abbott"), and Boston Scientific Corporation. In TMTT, our primary competitor is Abbott, and there are a considerable number of large and small companies with development efforts in these fields. In Surgical, our primary competitors include Medtronic, Abbott, and Artivion, Inc (formerly CryoLife).

Sales and Marketing

Our portfolio includes some of the most recognizable cardiovascular device product brands in treating structural heart disease today. We have a number of product lines that require sales and marketing strategies that are tailored to deliver high-quality, cost-effective products and technologies to customers worldwide. Because of the diverse global needs of the population that we serve, our distribution system consists of several direct sales forces as well as independent distributors. We are not dependent on any single customer and no single customer accounted for 10% or more of our net sales in 2024.

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

United States. In the United States, we sell substantially all of our products through our direct sales forces. In 2024, 59% of our net sales were derived from sales to customers in the United States.

Outside of the United States. In 2024, 41% of our net sales were derived outside of the United States through our direct sales forces and independent distributors. Of the total sales outside of the United States, 59% were in Europe, 15% were in Japan, and 26% were in Rest of World. We sell our products in approximately 100 countries, including Germany, Japan, France, United Kingdom, Italy, Canada, and China. A majority of the sales and marketing approach outside of the United States is direct sales, although it varies depending on each country's size and state of development.

Raw Materials and Manufacturing

We operate manufacturing facilities in various geographies around the world. We manufacture our TAVR, TMTT, and Surgical products primarily in the United States, Singapore, Costa Rica, and Ireland.

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

Environmental, Health, and Safety

We are committed to providing a safe and healthy workplace and complying with all relevant regulations and medical technology industry standards. Through our corporate and site level Environmental, Health, and Safety functions, we establish and monitor programs to reduce pollution, prevent injuries, and maintain compliance with applicable regulations. In order to measure performance, we monitor and report on a number of metrics, including regulated and non-regulated waste disposal, energy usage, water consumption, air emissions, and injuries from our production activities. Each of our manufacturing sites is evaluated regularly with respect to a broad range of Environmental, Health, and Safety criteria.

Research and Development

In 2024, we made significant investments in research and development, both internally and through acquisitions, as we worked to develop therapies that we believe have the potential to change the practice of medicine. Research and development spending increased 9% year over year, representing 19% of 2024 sales. This increase was primarily the result of significant investments in our transcatheter structural heart programs, including an increase in clinical research for our mitral, aortic, and tricuspid therapies. We are engaged in ongoing research and development to deliver clinically advanced new products, to enhance the effectiveness, ease of use, safety, and reliability of our current leading products, and to expand the applications of our products as appropriate. We focus on opportunities within specific areas of structural heart disease.

A considerable portion of our research and development investment includes clinical trials and the collection of evidence that provide data for use in regulatory submissions, and required post-market approval studies involving applications of our products. Our investment in clinical studies also includes outcomes and cost-effectiveness data for payers, clinicians, and healthcare systems.

In TAVR, we are developing new products to further improve and streamline transcatheter aortic heart valve replacement procedures.

In TMTT, we are making significant investments in innovation and clinical evidence to develop technologies designed to treat mitral and tricuspid valve diseases.

Our Surgical development programs include innovative platforms for patients who are best treated surgically, specifically active patients and patients with more complex combined procedures.

Our future growth opportunities include offering solutions for treating patients with both valvular and non-valvular structural heart disease, such as heart failure, which is a natural progression of the disease for many patients suffering from aortic stenosis and mitral and tricuspid regurgitation.

Overview

Edwards Lifesciences Corporation is the leading global structural heart innovation company, driven by a passion to improve patient lives. Through breakthrough technologies, world-class evidence and partnerships with clinicians and healthcare stakeholders, our employees are inspired by our patient-focused culture to deliver life-changing innovations to structural heart patients who need them most. Edwards Lifesciences has been a leader in our field for over six decades. Since our founder, Miles Lowell Edwards, first dreamed of using engineering to address diseases of the human heart, we have steadily built a company on the premise of imagining, building, and realizing a better future for patients.

Our innovative work encompasses both surgical and transcatheter therapies. In addition, our unique portfolio of repair and replacement technologies for both mitral and tricuspid heart valves provides a broad set of treatment options to serve the many diverse and complex patients in need. Edwards remains committed to its strategy of transformative product innovation, robust and expanding clinical evidence to support approvals and adoption, as well as comprehensive support to ensure excellent real-world patient outcomes.

Cardiovascular disease is the number-one cause of death in the world and is the top disease in terms of health care spending in nearly every country. In the U.S. alone, one cardiovascular patient dies every 33 seconds. Cardiovascular disease is progressive in that it tends to worsen over time and often affects the structure of an individual's heart. Our vision is to transform patient care where patients are diagnosed earlier, treated in a routine fashion, live longer, and enjoy a better quality of life. Our future growth opportunities include offering solutions for treating patients with both valvular and non-valvular structural heart disease, such as heart failure, which is a natural progression of the disease for many patients suffering from aortic stenosis and mitral and tricuspid regurgitation.

Patients undergoing treatment for cardiovascular disease can be treated with a number of our medical technologies, which are designed to address individual patient needs with respect to disease process, comorbidities, and health status. For example, an individual with a heart valve disorder may have a faulty valve that is affecting the function of his or her heart or blood flow throughout his or her body. A cardiac surgeon may elect to remove the valve and replace it with one of our bioprosthetic surgical tissue heart valves or surgically re-shape and repair the faulty valve with an Edwards annuloplasty ring. Alternatively, a clinician (typically an interventional cardiologist) may implant an Edwards transcatheter valve or repair system via a catheter-based approach that does not require traditional open-heart surgery and can be done while the heart continues to beat.

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

Government Regulation and Other Matters

Our products and facilities are subject to regulation by numerous government agencies, including the FDA, European Union ("EU") member states competent authorities, and the Japanese Pharmaceuticals and Medical Devices Agency. These entities confirm our compliance with the various laws and regulations governing the development, testing, manufacturing, labeling, marketing, and distribution of our products.

We are also governed by federal, state, local, and international laws of general applicability, including, but not limited to, those regulating employee health and safety, labor, competition, governance and securities, privacy, anti-corruption, trade secret, commercial, trade, and the protection of the environment. Overall, the amount and scope of domestic and foreign laws and regulations applicable to our business has increased over time. Compliance with these regulations has not had a material effect on our capital expenditures, earnings, or competitive position to date, but new regulations, amendments to existing regulations, or new interpretations of existing regulations could have such an effect in the future. We cannot estimate the expenses we may incur to comply with potential new laws or changes to existing laws, or the other potential effects these laws may have on our business.

United States Regulation.    In the United States, the FDA has responsibility for regulating medical devices. The FDA regulates the design, development, testing, clinical studies, manufacturing, labeling, promotion, and record keeping for medical devices, and reporting of adverse events, recalls, or other field actions by manufacturers and users to identify potential problems with marketed medical devices. Many of our devices that we develop and market are in a category for which the FDA has implemented stringent clinical investigation and pre-market clearance or approval requirements. The process of obtaining FDA clearance or approval to market a product is resource intensive, lengthy, and costly. A number of our products are pending regulatory clearance or approval to begin commercial sales. Ultimately, the FDA may not authorize the commercial release of a medical device if it determines the device is not safe and effective or does not meet other regulatory standards. Additionally, even if a product is cleared or approved, the FDA may impose restrictions or require testing and surveillance programs to monitor the effects of these products once commercialized.

The FDA has the authority to halt the distribution of certain medical devices, detain or seize adulterated or misbranded medical devices, order the repair, replacement, or refund of the costs of such devices, or preclude the importation of devices that are or appear to be violative of its regulations. The FDA also conducts inspections to determine compliance with the quality system regulations concerning the manufacturing and design of devices and current medical device reporting regulations, recall regulations, clinical testing regulations, and other requirements. The FDA may withdraw product clearances or approvals due to failure to comply with regulatory standards, or the occurrence of unforeseen problems following initial approval, and require notification of health professionals and others with regard to medical devices that present unreasonable risks of substantial harm to the public health. Additionally, the failure to comply with FDA regulatory standards or the discovery of previously unknown product problems could result in fines, delays, suspensions or withdrawals of regulatory clearances or approvals, seizures, injunctions, recalls, refunds, civil money penalties, or criminal prosecution. Our compliance with applicable regulatory requirements is subject to continual review. Moreover, the FDA and several other United States agencies administer controls over the export of medical devices from the United States and the import of medical devices into the United States, which could also subject us to sanctions for noncompliance.

We are also subject to additional laws and regulations that govern our business operations, products, and technologies, including:

•federal, state, and foreign anti-kickback laws and regulations, which generally prohibit payments to anyone, including physicians, as an inducement to purchase or recommend a product;

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

Failure to comply with these laws and regulations could result in criminal liability, significant fines or penalties, negative publicity, and substantial costs and expenses associated with investigation and enforcement activities. To assist in our compliance efforts, we work to adhere to our many codes of ethics and conduct regarding our business activities in the United States and other countries in which we operate. In addition, we have in place a dedicated team to improve our internal business compliance programs and policies.

Regulation Outside of the United States.    Outside of the United States, the regulation of medical devices is also complex. In Europe, our products are subject to extensive regulatory requirements. The regulatory regime in the EU for medical devices became mandatory in June 1998. It requires that medical devices may only be placed on the market if they do not compromise safety and health when properly installed, maintained, and used in accordance with their intended purpose. National laws conforming to the EU's legislation regulate our products under the medical devices regulatory system. Although the more variable national requirements under which medical devices were formerly regulated have been substantially replaced by the European Union Medical Devices Directive, individual nations can still impose unique requirements that may require supplemental submissions. The EU medical device laws require manufacturers to declare that their products conform to the essential regulatory requirements after which the products may be placed on the market bearing the CE Mark. Manufacturers' quality systems for products in all but the lowest risk classification are also subject to certification and audit by an independent notified body. In Europe, particular emphasis is being placed on more sophisticated and faster procedures for the reporting of adverse events to the competent authorities.

In May 2017, the EU implemented a new regulatory scheme for medical devices under the Medical Device Regulation ("MDR"). The MDR became effective on May 26, 2021, and brought significant new requirements for many medical devices, including enhanced requirements for clinical evidence and documentation, increased focus on device identification and traceability, new definitions and registration of economic operators throughout the distribution chain, and additional post-market surveillance and vigilance. Compliance with the MDR requires re-certification of many of our products to the enhanced standards, and has resulted in and will continue to result in substantial additional expense. In addition, in the European Economic Area, we import some of our devices to supply product to Switzerland. Switzerland is not a member state of the EU, but is linked to the EU through bilateral treaties; therefore, the free movement of goods, including medical devices, between the EU and Switzerland after implementation of the MDR required a revised Mutual Recognition Agreement ("MRA") that had not been agreed to until recently and which requires additional regulatory steps on registration and labeling.

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

Health Care Initiatives.    Government and private sector initiatives to limit the growth of health care costs, including price regulation and competitive pricing, coverage and payment policies, comparative effectiveness reviews, technology assessments, increasing evidentiary demands, and managed-care arrangements, are continuing in many countries where we do business, including the United States, Europe, and Japan. As a result of these changes, the marketplace has placed increased emphasis on the delivery of more cost-effective medical therapies. For example, government programs, private health care insurance, and managed-care plans have attempted to control costs by restricting coverage and limiting the level of reimbursement for procedures or treatments, and some third-party payors require their pre-approval before covering payment of new or innovative devices or therapies that are used by patients. These various initiatives have created increased price sensitivity over medical products generally and may impact demand for our products and technologies.

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

Human Capital Management Strategy

Human Capital Management ("HCM") Governance

The primary goals of our talent management strategy are to attract, develop and retain a motivated, professional workforce and to strive for alignment on our patient-focused innovation strategy.

Our Board of Directors routinely engages with leadership to review and discuss our human capital management ("HCM"), with time dedicated at each regularly scheduled meeting to discuss talent management, which includes topics such as talent strategy, succession planning, employee development, critical role talent acquisition, employee health, safety, and welfare, results of employee surveys, and compensation. Our Board of Directors also annually approves the strategic talent imperatives that are tied to our Key Operating Drivers ("KODs"). Our KODs are tracked using a point system across our entire organization that focus the Company and management toward short-, medium-, and long-term goals. The strategic talent imperatives are developed to identify talent related initiatives that support achievement of the KODs.

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

We are proud of our patient-focused culture, and the way we work together globally to bring life-saving innovations to patients in need. We recognize the need for diverse perspectives and experiences, and we foster inclusion, belonging, and collaboration across Edwards. We are committed to fostering an environment where all employees can grow and thrive, understanding that diverse perspectives enable our commitment to innovation. We believe this commitment can be best achieved by always selecting the best candidate and building a culture that celebrates excellence. We aim to deliver this by centering our decisions on the following focus areas whose overriding priority is "The Patient" - Business, People, Communication, and Community. As a practice, all employees receive global business practice standards and unconscious bias training as a foundational aspect of our culture, and we include a non-discrimination clause in our Global Business Practice Standards and Third Party Code of Conduct.

Employee Listening

We believe in empowering our employees and providing avenues that enable their voices to be heard. We conduct a multilingual global employee survey, called myVoice, to gain employees' feedback in a confidential manner. The CEO and Executive Leadership Team hold themselves accountable to consider and act on the results of the survey, and these results are reviewed by management with our Board of Directors. This initiative helps us gain insights on various topics including patient focus, diversity, inclusion and belonging, quality, innovation, engagement, as well as a sense of support at all levels of the organization. Speak-Up is a resource available to all employees to bring forth compliance-related concerns; a key element of our compliance program is that each employee is accountable for maintaining ethical business practices. In addition, during each quarterly global employee meeting, our CEO answers questions that have been submitted to him by employees. Answers to questions that are not covered in the townhall meeting are posted online internally.

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

Headcount and Labor Representation

As of December 31, 2024, we had approximately 15,800 employees worldwide, the majority of whom were located in the United States, Singapore, and Costa Rica. None of our North American employees are represented by a labor union. In various countries outside of North America, we interact with trade unions and works councils that represent employees.

Additional details regarding talent development, compensation, and employee health and safety can be found in our Corporate Impact Report posted on our website at www.edwards.com under "Investors — Governance & Corporate Impact."

References to our website in this Annual Report on Form 10-K are provided for convenience only and the content on our website is not being incorporated by reference herein and does not constitute a part of this Report.

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

Business and Operating Risks

•Failure to successfully innovate and market products
•Unsuccessful clinical trials or procedures
•Manufacturing, logistics, or quality problems
•Competition
•Dependence on key physicians. research institutions, and hospital systems
•Public health crises, including pandemics and epidemics
•Reliance on vendors, suppliers, and other third parties
•Damage, failure, or interruption of our information technology systems, including due to cybersecurity attacks and breaches
•Failure to recruit and retain qualified talent or execute management succession plans
•Failure to integrate acquired businesses
•Risks associated with the sale of our Critical Care product group

Global Economic and Other External Risks

•Risks associated with international sales and operations
•Inability to obtain government reimbursement or reductions in reimbursement levels
•Industry consolidation

Legal, Compliance and Regulatory Risks

•Inability to protect our intellectual property
•Inability to defend against intellectual property claims from third parties
•Compliance with government regulations
•Risks related to data privacy and security laws
•Losses from product liability claims
•Use of products in unapproved circumstances
•Substantial costs from environmental, health and safety regulations
•Climate change
•Regulatory actions relating to animal-borne illnesses

Business and Operating Risks

Failure to successfully innovate and develop new and differentiated products in a timely manner and effectively market these products could have a material effect on our prospects.

Our continued growth and success depend on our ability to innovate and develop new and differentiated products in a timely manner and effectively market these products. Without the timely innovation and development of products, our products could be rendered obsolete or less competitive because of the introduction of a competitor's newer technologies or changing customer preferences. Innovating products requires the devotion of significant financial and other resources to research and development activities; however, there is no certainty that the products we are currently developing will complete the development process, or that we will obtain the regulatory or other approvals required to market such products in a timely manner or at all. Even if we timely innovate and develop products, our ability to successfully market them could be constrained by a number of different factors, including competitive products and pricing, barriers in patient activation (including disease awareness, detection, and diagnosis), the need for regulatory clearance, restrictions imposed on approved indications, and uncertainty over third-party reimbursement. Failure in any of these areas could have a material effect on our prospects.

Unsuccessful clinical trials or procedures relating to products could have a material adverse effect on our prospects.

The regulatory approval process for new products and new indications for existing products requires extensive clinical trials and procedures, including early clinical feasibility and regulatory studies. Unfavorable or inconsistent clinical data from current or future clinical trials or procedures conducted by us, our competitors, or third parties, or perceptions regarding these clinical data, could adversely affect our ability to obtain necessary approvals and the market's view of our future prospects. Such clinical trials and procedures are inherently uncertain and there can be no assurance that these trials or procedures will be enrolled or completed in a timely or cost-effective manner or result in a commercially viable product or indication; failure to do so could have a material adverse effect on our prospects. Clinical trials or procedures may experience significant setbacks even after earlier trials have shown promising results. Further, preliminary results from clinical trials or procedures may be contradicted by subsequent analyses. In addition, results from our clinical trials or procedures may not be supported by actual long-term studies or clinical experience. If preliminary clinical results are later contradicted, or if initial results cannot be supported by actual long-term studies or clinical experience, our business could be adversely affected. Clinical trials or procedures may be delayed, suspended, or terminated by us, the FDA, or other regulatory authorities at any time if it is believed that the trial participants face unacceptable health risks or any other reasons, and any such delay, suspension, or termination could have a material adverse effect on our prospects or the market's view of our future prospects.

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

The success of many of our products depends upon certain key physicians, research institutions, and hospital systems.

We work with leading global physicians and research institutions who provide considerable knowledge and experience. These physicians may assist us as researchers, marketing consultants, product trainers and consultants, inventors, and as public speakers. If new laws, regulations, or other developments limit our ability to appropriately engage these professionals or with the research institutions of which they are a part or to continue to receive their advice and input or we are otherwise unsuccessful in maintaining strong working relationships with these physicians or their research institutions, the development, marketing, and successful use of our products could suffer, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, we rely on hospital systems to be able to hire staff and have available facilities, including catheterization laboratories, to perform procedures using our products. With multiple new technologies competing for these facilities, a decision by a hospital system, particularly a large hospital system, not to adequately staff or provide facilities necessary to perform procedures using our products can meaningfully adversely impact our ability to sell our products. Those limitations could have a material adverse effect on our business, financial condition, and results of operations.

We are subject to risks associated with public health crises, particularly with respect to the pressures that such crises create on the hospital systems and supply chains in which we operate.

We are subject to risks associated with public health crises, including pandemics and epidemics, such as COVID-19. Other public health crises, including any future epidemics or pandemics, are highly uncertain and difficult to predict, and could result in material adverse impacts on our business, financial condition, and results of operations.

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

Additionally, any significant increases in the cost of raw materials, whether due to inflationary pressure, supply constraints, the imposition of tariffs, regulatory changes, or otherwise, could adversely impact our operating results. A change or addition to our vendors could require significant effort due to the rigorous regulations and requirements of the FDA and other regulatory authorities; it could be difficult to establish additional or replacement sources on a timely basis or at all, which could have a material adverse effect on our business.

Failure to protect our information technology infrastructure and our products against cybersecurity attacks, network security breaches, service interruptions, or data corruption could materially disrupt our operations and adversely affect our business and operating results.

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

In addition, our information technology infrastructure and products are vulnerable to cybersecurity attacks. Cybersecurity attacks can include, but are not limited to, computer viruses, denial-of-service attacks, phishing attacks, ransomware attacks, and other introduction of malware to computers and networks; social engineering or other unauthorized access through the use of compromised credentials; exploitation of design flaws, bugs, or security vulnerabilities; intentional or unintentional acts by employees or other insiders with access privileges; and intentional acts of vandalism by third parties and sabotage. Further, cybersecurity threats and the techniques used in cybersecurity attacks change, develop, and evolve rapidly, including from emerging technologies, such as advanced forms of artificial intelligence ("AI") and quantum computing. In addition, we rely upon technology suppliers, including cloud‑based data management applications hosted by third‑party service providers, whose cybersecurity and information technology systems are subject to similar risks. While we are not aware of any cybersecurity attacks that have materially affected our business, financial condition, or operations, the preventative measures we have implemented to date may not be sufficient to prevent, mitigate, or offset a future incident that may materially and adversely impact us.

Significant disruption in either our or our service providers’ or suppliers’ information technology or the security of our products could impede our operations or result in decreased sales, result in liability claims or regulatory penalties, impact patient safety or lead to increased overhead costs, product shortages, loss or misuse of proprietary or confidential information, intellectual property, or sensitive or personal information, all of which could have a material adverse effect on our reputation, business, financial condition, and results of operations.

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

As part of our strategy, we actively manage a portfolio of businesses, technologies, services, and products as well as enter into potential strategic alliances. If we are unable to acquire businesses or technologies or other transactions on a timely basis or at all, we will not be able to execute our strategy and our business and results of operations may be adversely impacted. The integration of acquired businesses and technologies may be costly and may divert significant amounts of resources, including management and employee time and attention, away from the development and commercialization of our other products. Our failure to successfully manage the integration and growth of acquired businesses and technologies and our existing structural heart therapies could have an adverse impact on our business. We may not receive the anticipated benefits of acquisitions despite such expenses and diversion of resources, and acquisitions may not prove to be profitable. Furthermore, we may face unforeseen challenges in executing our strategic plans to expand our products and therapies, which could cause our business and results of operations to suffer.

From time to time, we identify operations and products that are underperforming or that do not fit with our longer-term business strategy, such as our recent divestiture of our Critical Care product group, or there may be unforeseen operating difficulties and significant expenditures during the integration of an acquired business, technology, service or product into our existing operations. To the extent that the value of these assets decline, we may be required to write down the value of the assets. We may dispose of these underperforming operations or products or voluntarily cease operations related to a product. In addition, we may be required to record charges or write-downs in connection with acquisitions and divestitures, including charges related to developed technology and/or in-process research and development assets. Any of these events could adversely affect our results of operations.

We are subject to risks associated with the sale of our Critical Care product group.

On September 3, 2024, we sold our Critical Care product group to Becton, Dickinson and Company. We are subject to risks involved with transferring the Critical Care product group and operating under interim operating model arrangements, such as increased complexity of operations, including, but not limited to, those related to finance, quality, and information technology, diversion of management’s attention to our business, and additional related risks and costs which can have an adverse effect on our business, financial condition, and results of operations.

Global Economic and Other External Risks

Because we operate globally, our business is subject to a variety of risks associated with international sales and operations.

Our extensive global operations and business activity as well as the fact that many of our manufacturing facilities and suppliers are outside of the United States expose us to certain financial, economic, political, and other risks, including those listed below.

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

Health Care Legislation and Other Regulations. We are subject to various federal and foreign laws that govern our domestic and international business practices. For example, in the United States, continued implementation of the Affordable Care Act and the 21st Century Cures Act, or any future legislation under the new Administration and new Congress, including deficit reduction legislation, could impact medical procedure volumes, reimbursement for our products, and demand for our products or the prices at which we sell our products. In addition, a Mutual Recognition Agreement still under negotiation for the Medical Device Regulation may result in a lack of free movement of medical devices between the EU and Switzerland, may impact our access in the EU and may, ultimately, have a material effect on our business, financial condition, and results of operations. For more information about these laws as they relate to our business, see the section entitled “Government Regulation and Other Matters” in Part I, Item 1, “Business.”

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

•Tax Reform. Our provision for income taxes could be materially impacted by changes in accounting principles or evolving tax laws, including, but not limited to, global corporate tax reform and base-erosion and tax transparency efforts. For example, many countries are aligning their international tax rules with the Organisation for Economic Co-operation and Development’s Base Erosion and Profit Shifting Pillar Two recommendations and action plans that aim to standardize and modernize international corporate tax policy, including changes to cross-border taxes, transfer pricing documentation rules, nexus-based tax practices, and taxation of digital activities. The effective dates of implementation, the interactions of tax reforms in multiple jurisdictions, and uncertainty related to dispute resolution mechanisms could impact our provision for income taxes.

•Tax Audits. We are subject to ongoing tax audits in the various jurisdictions in which we operate. Tax authorities have disagreed and may disagree with certain positions we have taken and assess additional taxes that could be material. Please see Note 19 to our Consolidated Financial Statements in this report for information regarding our current audits and disputes with tax authorities. Although we regularly assess the likely outcomes of such audits and record reserves for potential tax payments, the calculation of tax liabilities involves the application of complex tax laws, and our estimates could be different than the amounts for which we are ultimately liable. In addition, we have challenged in the past and may decide in the future to challenge any assessments, if made, and may exercise our right to appeal, which could result in expensive and time-consuming litigation that may ultimately be unsuccessful.

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

During recent years, we and our competitors have been involved in substantial litigation regarding patent and other intellectual property rights which is typically costly and time-consuming. Please see Note 20 to our Consolidated Financial Statements in this report for information regarding our legal proceedings. We may be forced to defend against claims and legal actions alleging infringement of the intellectual property rights of others, and, if our defense is unsuccessful, we could have significant liabilities to third parties or face injunctions that bar the sale of our products, or could require us to seek licenses from third parties. Such licenses may not be available on commercially reasonable terms, may prevent us from manufacturing, selling, or using certain products, or may be non-exclusive, which could provide our competitors access to the same technologies.

In addition, third parties could also obtain patents that may require us to either redesign products or negotiate licenses from such third parties, which may be costly, unavailable, or require us to exit a particular product offering.

We and our customers are subject to rigorous governmental regulations and we may incur significant expenses to comply with these regulations and develop products that are compatible with these regulations. In addition, failure to comply with these regulations could subject us to substantial sanctions which could adversely affect our business, financial condition, and results of operations.

The medical technologies we create, study, manufacture, and market globally are subject to rigorous regulation and scrutiny by the FDA and various other federal, state, and foreign governmental authorities, including the European Union's European Commission (the "Commission") who promulgated the European Medical Device Regulation ("EU MDR"). Government regulation applies to nearly all aspects of our products’ lifecycles, including testing, clinical study, manufacturing, transporting, sourcing, safety, labeling, storing, packaging, recordkeeping, reporting, advertising, promoting, distributing, marketing, and importing or exporting of medical devices and products. In general, unless an exemption applies, a medical device or product must receive regulatory approval or clearance before it can be marketed or sold. Modifications to existing products or the marketing of new uses for existing products also may require regulatory approvals, approval supplements, or clearances. If we are unable to obtain these required approvals, we may be required to cease manufacturing and sale, or recall or restrict the use of such modified device, pay fines, or take other action until such time as appropriate clearance or approval is obtained. More specifically relating to the EU MDR which came into effect in May 2017 and became applicable in May 2021 with a staggered transition period, all regulated products must be assessed by notified bodies (organizations designated by EU member states) as to whether they meet the technical requirements of the EU MDR before entering the market in Europe. During the transition period, with the influx of submissions to the notified bodies, any delay on obtaining approvals may result in a disruption of device supply or a further delay in getting a device to market. In addition, in the EU, we import some of our devices through our offices in Switzerland. Switzerland is not a member state of the EU, but is linked to the EU through bilateral treaties; therefore, the free movement of goods, including medical devices, between the EU and Switzerland after implementation of the EU MDR required a revised MRA. If an MRA covering the EU MDR is not put in place, then non-EU manufacturers may be required to make significant changes, including replacement of Swiss economic operators with operators based in EU member states, and changes will need to be made to our device labeling and/or packaging to satisfy EU MDR requirements. If these measures are unable to be taken, it may no longer be possible to place such devices on the EU market.

Regulatory agencies may refuse to grant approval or clearance, or review and disagree with our interpretation of approvals or clearances, or with our decision that regulatory approval is not required or has been maintained. Regulatory submissions may require the provision of additional data and may be time consuming and costly, and their outcome is uncertain. Regulatory agencies may also change policies, adopt additional regulations, or revise existing regulations, each of which could prevent or delay approval or clearance of devices, or could impact our ability to market a previously cleared, approved, or unregulated device. Our failure to comply with these regulatory requirements of the FDA, the Commission, or other applicable regulatory requirements in the United States or elsewhere might subject us to administratively or judicially imposed sanctions. These sanctions may include, among others, warning letters, fines, civil penalties, criminal penalties, injunctions, debarment, product seizure or detention, product recalls and total or partial suspension of production, sale and/or promotion. Any of the foregoing actions could result in decreased sales including as a result of negative publicity and product liability claims, and could have a material adverse effect on our business, financial condition, results of operations, and prospects. In addition to the sanctions for noncompliance described above, commencement of an enforcement proceeding, inspection, or investigation could divert substantial management attention from the operation of our business and have an adverse effect on our business, financial condition, and results of operations.

We are also subject to various United States and foreign laws pertaining to health care pricing, anti-competition, anti-corruption, and fraud and abuse, including prohibitions on kickbacks and the submission of false claims laws and restrictions on relationships with physicians and other referral sources. These laws are broad in scope and are subject to evolving interpretation, which could require us to incur substantial costs to monitor compliance. If we are found not to be in compliance, we may be required to alter our practices or have sanctions imposed against us and our officers and employees, including substantial fines, imprisonment, and exclusion from participation in governmental health care programs. Please see Note 20 to our Consolidated Financial Statements in this report for information regarding our legal proceedings.

Additional risks related to government regulation are also described under "Health Care Legislation and Other Regulations" in the risk factor above titled "Because we operate globally, our business is subject to a variety of risks associated with international sales and operations."

Failure to comply with data privacy and security laws could have a material adverse effect on our business.

We are required to comply with increasingly complex and changing legal and regulatory requirements that govern the collection, use, storage, security, transfer, disclosure, and other processing of personal data in the United States and in other countries, which may include, but are not limited to, the Health Insurance Portability and Accountability Act (“HIPPA”), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, the General Data Protection Regulation ("GDPR") adopted by the EU and the California Privacy Rights Act ("CRPA") and the California Consumer Privacy Act, as amended by the CRPA (the “CCPA”). The GDPR imposes stringent EU data protection requirements and provides for significant penalties for noncompliance. HIPAA also imposes stringent data privacy and security requirements and the regulatory authority has imposed significant fines and penalties on organizations found to be out of compliance. The CCPA and the CRPA provides consumers with a private right of action against companies that have a security breach due to lack of appropriate security measures. These laws affect how we collect and use data of our employees, customers, and other parties, including patients treated with our products, and they may further restrict our transfer and use of such data, and can expose us to investigations and enforcement actions by regulatory authorities and claims from individuals potentially resulting in penalties and significant legal liability, if our efforts to protect such confidential personal information are inadequate. These laws, as well as similar laws being enacted by other states and countries, impose substantial requirements that involve the expenditure of significant resources and the investment of significant time and effort to comply. We also rely on third parties to host or otherwise process some of this data, who are subject to similar risks, and any failure by such third parties to comply with data privacy and security laws or protect such confidential information, could harm our reputation and have a material adverse effect on our business.

We may incur losses from product liability or other claims that could adversely affect our operating results.

Our business exposes us to potential product liability risks that are inherent in the design, manufacture, and marketing of medical technologies. Our products are often used in surgical and intensive care settings with seriously ill patients. In addition, many of the devices we manufacture and sell are designed to be implanted in the human body for long periods of time. Component failures, manufacturing and assembly flaws, design defects, software defects, medical procedure errors, or inadequate disclosure of product-related risks or information could result in an unsafe condition for, injury to, or death of patients. Such problems could result in product liability, medical malpractice or other lawsuits and claims, safety alerts, or product recalls in the future. We establish reserves and may incur charges in excess of those reserves. Although we maintain product liability and other insurance with coverages we believe are adequate, product liability or other claims may exceed insurance coverage limits, fines, and penalties. In addition, regulatory sanctions may not be covered by insurance, or insurance may not continue to be available or available on commercially reasonable terms. These litigation matters and regulatory actions, recalls or other actions, regardless of outcome, could have a material adverse effect on our business, reputation, and ability to attract and retain customers.

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

Our operations are subject to environmental, health, and safety laws, and regulations concerning, among other things, the generation, handling, transportation, and disposal of hazardous substances or wastes, the cleanup of hazardous substance releases, and emissions or discharges into the air or water. We have incurred and may incur in the future expenditures in connection with environmental, health, and safety laws and regulations. New laws and regulations, violations of these laws or regulations, stricter enforcement of existing requirements, or the discovery of previously unknown contamination could require us to incur costs or could become the basis for litigation or new or increased liabilities that could be material.

Climate change, or legal, regulatory or market measures to address climate change, may materially adversely affect our financial condition and business operations.

Climate change resulting from increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere could present risks to our future operations from natural disasters and extreme weather conditions, such as hurricanes, tornadoes, seismic events, wildfires, or flooding. Such extreme weather conditions could pose physical risks to our facilities and disrupt operation of our supply chain and may impact operational costs and could have an adverse impact on the availability of raw materials. Concern over climate change could result in new legal or regulatory requirements designed to mitigate the effects of climate change on the environment. Such laws or regulations may result in increased compliance burdens and costs to meet the regulatory obligations, and it may adversely affect our raw material sourcing, manufacturing operations, and the distribution of our products.

We are subject to risks arising from concerns and/or regulatory actions relating to animal-borne illnesses, including "mad cow disease.”

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

Item 1B.    Unresolved Staff Comments

None.

Item 1C.    Cybersecurity

Risk Management and Strategy

Our Information Security team manages Edwards’ Information Security Program, which is focused on assessing, identifying, and managing cybersecurity risk and information security threats. We evaluate cybersecurity risk on an ongoing basis, and it is a risk monitored through our overall enterprise risk management program, including by the executive leadership and the Board of Directors, described below under Governance.

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

To proactively identify, mitigate, and prepare for potential cybersecurity incidents, we maintain both a business continuity plan and cyber incident response plan with formalized workflows and playbooks. We periodically conduct simulation exercises involving employees at various levels of the organization. We also periodically engage external partners to conduct annual audits of our systems and test our IT infrastructure. Through these channels and others, we work to proactively identify potential vulnerabilities in our information security system. We recognize that we are exposed to cybersecurity threats associated with our use of third-party service providers. To minimize the risk and vulnerabilities to our own systems stemming from such use, our Information Security team identifies and addresses known cybersecurity threats and incidents at third-party service providers on a continuous basis. In addition, we strive to minimize cybersecurity risks when we first select or renew a vendor by including cybersecurity risk as part of our overall vendor evaluation and due diligence process.

Based on information known to us, we do not believe any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. Our risks associated with cybersecurity threats are set forth under "Risk Factors" in Part I, Item 1A in this report.

Governance

Our Board of Directors and our Audit Committee oversee our enterprise-wide risk management, including with respect to cybersecurity. Our Chief Financial Officer presents information on our enterprise-wide risks to the Board of Directors at each of its regularly scheduled meetings. Our Senior Vice President ("SVP"), Enterprise Risk Management presents to our Board of Directors and our Audit Committee at least once a year on our significant enterprise-wide risks as well as our enterprise-wide risk program. In addition, our Chief Information Security Officer (“CISO”) meets regularly with the Audit Committee on risks related to cybersecurity and information security.

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

Finally, management has instituted our Information Security Council and Enterprise Risk Management Council both of which are made up of senior leaders of the Company. The Information Security Council is tasked with overseeing information security matters at Edwards, including cybersecurity. This council serves as an escalation point for issues requiring concerted action, and in turn, informs executive management regarding information security and cybersecurity risks and issues. The Enterprise Risk Management Council is tasked with proactive management of our enterprise-wide risks, including information security risks that also include cybersecurity. This council is responsible for assessing and providing input into the enterprise risks that are presented to the Board of Directors.

Item 2.    Properties

The locations and uses of our major properties are as follows:

North America
Irvine, California	(1)	Corporate Headquarters, Research and Development, Regulatory and Clinical Affairs, Manufacturing, Marketing, Administration
Draper, Utah	(1),(2)	Manufacturing, Administration
Naperville, Illinois	(2)	Manufacturing, Administration
Central America
Cartago, Costa Rica	(1),(2)	Manufacturing, Administration
Europe
Nyon, Switzerland	(1)	Administration, Marketing
Prague, Czech Republic	(2)	Administration
Shannon, Limerick, Ireland	(1),(2)	Manufacturing
Asia
Singapore	(1),(2)	Manufacturing, Distribution, Administration
Tokyo, Japan	(2)	Administration, Marketing, Distribution
Shanghai, China	(2)	Administration, Marketing
Caesarea, Israel	(2)	Research and Development
_______________________________________________________________________________
(1)     Owned property.
(2)    Leased property.

We believe our properties have been well maintained, are in good operating condition, and are adequate for current needs. We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.

Item 3.    Legal Proceedings

Please see Note 20 to our Consolidated Financial Statements in this Annual Report for a description of our legal proceedings, which is incorporated by reference herein.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the New York Stock Exchange (the "NYSE") under the symbol "EW."

Number of Stockholders

On January 31, 2025, there were 7,197 stockholders of record of our common stock.

Dividends

We have never paid any cash dividends on our capital stock and have no current plans to pay any cash dividends. Our current policy is to retain any future earnings for use in our business.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (a) (b)
October 1, 2024 through October 31, 2024	—	$—	—	$1,398.5
November 1, 2024 through November 30, 2024	—	—	—	1,398.5
December 1, 2024 through December 31, 2024	1,704,349	66.60	1,704,349	1,398.5
Total	1,704,349	66.60	1,704,349

(a)    In August 2024, the Board of Directors approved a stock repurchase program providing for up to $1.5 billion of repurchases of our common stock. Repurchases under the program may be made on the open market, including pursuant to a Rule 10b5-1 plan, and in privately negotiated transactions. The repurchase program does not have an expiration date.
(b)    In August 2024, we entered into a $500.0 million accelerated share repurchase ("ASR") agreement and received, on September 5, 2024, an initial delivery of 5.8 million shares of our common stock, representing approximately 80 percent of the total contract value. The ASR concluded on December 27, 2024 and we received an additional 1.7 million shares. Shares purchased pursuant to the ASR agreement are presented in the table above in the periods in which they were received.

Performance Graph

The following graph compares the performance of our common stock with that of the S&P 500 Index and the S&P 500 Health Care Equipment Index. The cumulative total return listed below assumes an initial investment of $100 at the market close on December 31, 2019 and reinvestment of dividends. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
Dollars
400
300
200
100
0
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
Edwards Lifesciences
S&P 500
S&P 500 Health Care Equipment

	Total Cumulative Return
	2020	2021	2022	2023	2024
Edwards Lifesciences	$117.32	$166.60	$95.95	$98.05	$95.20
S&P 500	118.40	152.39	124.79	157.59	197.02
S&P 500 Health Care Equipment	117.63	140.40	113.92	124.22	137.81

Item 6.    [Reserved]

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our results of operations during the two years ended December 31, 2024. Also discussed is our financial position as of December 31, 2024, and our consolidated cash flows for 2024 compared to 2023. You should read this discussion in conjunction with the historical consolidated financial statements and related notes included elsewhere in this Form 10-K. For a discussion related to the results of operations for 2023 compared to 2022 and a discussion related to our consolidated cash flows for 2023 compared to 2022, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2023 Annual Report on Form 10–K filed with the Securities and Exchange Commission on February 12, 2024.

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

On June 3, 2024, we entered into a definitive agreement to sell our Critical Care product group ("Critical Care") to
Becton, Dickinson and Company ("BD") in an all cash-transaction for $4.2 billion, subject to certain customary adjustments as set forth in the agreement. We completed the sale of Critical Care on September 3, 2024. We believe that the sale will enable us to pursue expanded opportunities for TAVR, TMTT, and Surgical patients, as well as new investments in interventional heart failure technologies. In addition, as a next step in our disposal plan to exit businesses that are not focused on implantable medical innovations for structural heart disease, we have committed to a plan to sell a non-core product group, with the sale expected to occur in 2025. We analyzed the quantitative and qualitative factors relevant to the divestiture of
Critical Care and the aforementioned non-core product group (collectively, the "discontinued product groups"), including its significance to our overall net income and total assets, and determined that, when considered together, the conditions for discontinued operations presentation with respect to the discontinued product groups had been met. As such, the historical financial condition and results of the discontinued product groups have been reflected as discontinued operations in our consolidated financial statements, including a $3.3 billion pre-tax gain on the sale of Critical Care. Prior period amounts have been adjusted to reflect the discontinued operations presentation. Our discussion and analysis of our results of operations is reflective of our continuing operations. See Note 5 to the Consolidated Financial Statements.

Financial Highlights and Market Update

Financial Highlights

Our net sales for 2024 were $5.4 billion, representing an increase of $429.5 million over 2023, driven by sales growth of our TAVR and TMTT products.

Our gross profit increased in 2024, driven by our sales growth. Gross profit as a percentage of sales decreased primarily due to the impact of foreign currency exchange rate fluctuations. The increase in our net income and diluted earnings per share in 2024 was driven primarily by the aforementioned increase in net sales and a one-time after-tax charge of $134.9 million in 2023 related to an intellectual property agreement. See Note 3 to the Consolidated Financial Statements.

Healthcare Environment, Opportunities, and Challenges

The medical technology industry is highly competitive and continues to evolve. Our success is measured both by the development of innovative products and the value we bring to our stakeholders. We are committed to developing new technologies and innovations, and we are committed to defending our intellectual property in support of those developments. Our vision for growth is to treat patients with both valvular and non-valvular structural heart disease, such as heart failure, which is a natural progression of the disease for many patients suffering from aortic stenosis and mitral and tricuspid regurgitation. In 2024, we invested 19% of our net sales in research and development. The following is a summary of important developments since January 1, 2024:

•we received United States Food and Drug Administration ("FDA") approval and launched the EVOQUE tricuspid valve replacement system for the treatment of tricuspid regurgitation in the United States;
•we launched the Edwards SAPIEN 3 Ultra RESILIA valve in Europe;
•we announced results from the EARLY TAVR trial, the first randomized, controlled trial designed to study the best strategy for the treatment of asymptomatic severe aortic stenosis ("AS") patients and demonstrate the benefits of early intervention with TAVR;
•we announced results from the TRISCEND II trial, a randomized pivotal trial designed to study the EVOQUE system and which demonstrated superiority compared to medical therapy alone for the one-year primary endpoint;
•we completed enrollment in the CLASP II TR trial for the PASCAL tricuspid implant;
•we completed enrollment in PROGRESS, a pivotal trial studying the treatment of moderate AS patients;
•we sold our Critical Care product group to Becton, Dickinson and Company in an all-cash transaction for $4.2 billion. The sale will enable us to pursue expanded opportunities for TAVR, TMTT, and Surgical patients, as well as new investments in interventional heart failure technologies;
•we completed the acquisition of Endotronix, Inc., a leader in heart failure management solutions;
•we completed the acquisition of Innovalve Bio Medical Ltd., an early-stage transcatheter mitral replacement company; and
•we completed the acquisition of JC Medical, Inc., an early-stage company developing a TAVR technology for patients with aortic regurgitation.
We are dedicated to generating robust clinical, economic, and quality-of-life evidence increasingly expected by patients, clinicians, and payors in the current healthcare environment, with the goal of encouraging the adoption of innovative new medical therapies that demonstrate superior outcomes.

Results of Operations

Net Sales by Geographic Region
(dollars in millions)

	Years Ended December 31,		Change
	2024	2023	$	%
United States	$3,206.0	$2,947.9	$258.1	8.8%
Europe	1,321.7	1,180.2	141.5	12.0%
Japan	339.8	350.8	(11.0)	(3.1)%
Rest of World	572.0	531.1	40.9	7.7%
Outside of the United States	2,233.5	2,062.1	171.4	8.3%
Total net sales	$5,439.5	$5,010.0	$429.5	8.6%

Net sales outside of the United States include the impact of foreign currency exchange rate fluctuations, as further detailed in the discussion below. The impact of foreign currency exchange rate fluctuations on net sales is not necessarily indicative of the impact on net income due to the corresponding effect of foreign currency exchange rate fluctuations on international manufacturing and operating costs, and our hedging activities. For more information, see "Quantitative and Qualitative Disclosures About Market Risk" in Part II, Item 7A.

Net Sales by Product Group
(dollars in millions)

	Years Ended December 31,		Change
	2024	2023	$	%
Transcatheter Aortic Valve Replacement	$4,106.1	$3,879.8	$226.3	5.8%
Transcatheter Mitral and Tricuspid Therapies	352.1	197.6	154.5	78.2%
Surgical Structural Heart	981.3	932.6	48.7	5.2%
Total net sales	$5,439.5	$5,010.0	$429.5	8.6%

Transcatheter Aortic Valve Replacement

For the years ended December 31, 2024 and 2023

:

5,000
4,000
3,000
2,000
1,000
0
$ (Millions)
$4,106.1
$3,879.8
2024
2023

The increase in net sales of TAVR products was driven by:

•higher sales of the Edwards SAPIEN platform in 2024, primarily due to sales of the Edwards SAPIEN 3 Ultra RESILIA valve in the United States, Europe, and Japan;

partially offset by:

•foreign currency exchange rate fluctuations, which decreased net sales outside of the United States by $13.6 million primarily due to the weakening of the Japanese yen against the United States dollar, partially offset by the strengthening of the Euro against the United States dollar.

While our global competitive position and pricing remained stable during 2024, we experienced some regional sales pressure and a reduction in procedures with certain hospital centers in the United States related to a variety of factors including, but not limited to, resources and priorities.

In January 2024, we completed patient enrollment in our PROGRESS pivotal trial, studying the treatment of moderate AS patients, and we received CE Mark approval for the Edwards SAPIEN 3 Ultra RESILIA valve in Europe. In September 2024, we received CE mark for the Edwards SAPIEN 3 transcatheter pulmonary valve system with Alterra adaptive prestent for use in the management of patients with severe pulmonary regurgitation.

Transcatheter Mitral and Tricuspid Therapies

For the years ended December 31, 2024 and 2023:
$ (Millions)
400
300
200
100
0
$352.1
$197.6
2024
2023

The increase in net sales of TMTT products was due primarily to higher sales of our PASCAL transcatheter edge-to-edge repair system and our continued launch of the EVOQUE tricuspid valve replacement system in the United States and Europe.

Surgical Structural Heart

For the years ended December 31, 2024 and 2023:

1,200
1,000
800
600
400
200
0
$ (Millions)
$981.3
$932.6
2024
2023

Net sales of Surgical products increased in 2024 primarily due to higher sales of the INSPIRIS RESILIA aortic valve in the United States and Europe, the KONECT RESILIA tissue valved conduit in the United States, and the MITRIS RESILIA valve in the United States.
We have completed enrollment in the United States and Canada of patients in our MOMENTIS clinical study to demonstrate the durability of RESILIA tissue in the mitral position.
Gross Profit

For the years ended December 31, 2024 and 2023:
$4,322.0
$4,031.6
79.5%
80.5%
5,000
4,000
3,000
2,000
1,000
0
$ in millions
90
85
80
75
70
Percentage
2024
2023
Gross profit
Percent of net sales

Our gross profit increased in 2024, driven by our sales growth discussed above. The decrease in gross profit as a percentage of net sales in 2024 compared to 2023 was driven by a 0.6 percentage point impact from foreign currency rate fluctuations, including the settlement of foreign currency hedging contracts.

Selling, General, and Administrative ("SG&A") Expenses

For the years ended December 31, 2024 and 2023:

2,100
1,800
1,500
1,200
900
600
300
0
$ in millions
$1,789.2
32.9%
$1,582.5
31.6%
40
35
30
25
20
Percentage
2024
2023
SG&A
Percent of net sales

SG&A expenses increased in 2024 compared to 2023 primarily due to (a) higher field-based personnel-related costs in support of our growth strategy initiatives, primarily in the United States and Europe, (b) costs associated with our recent business combinations and (c) professional services costs to support a transition services agreement.

Research and Development ("R&D") Expenses

For the years ended December 31, 2024 and 2023:

$1,053.0
$962.9
19.4%
19.2%
1,200
900
600
300
0
$ in millions
30
25
20
15
10
Percentage
2024
2023
R&D
Percent of net sales

R&D expenses increased in 2024 compared to 2023 primarily due to continued investments in our aortic transcatheter valve innovations, including increased clinical trial activity, higher personnel-related costs in support of our growth strategy initiatives, and costs associated with our recent business combinations.

Intellectual Property Agreement and Certain Litigation Expenses

We incurred certain expenses related to intellectual property litigation and tax litigation of $40.4 million and $203.5 million during 2024 and 2023, respectively. On April 12, 2023, we entered into an Intellectual Property Agreement (the "Intellectual Property Agreement") with Medtronic, Inc. ("Medtronic") and recorded a $37.0 million charge in March 2023 and a $139.0 million charge in April 2023. For more information, see Note 3 to the Consolidated Financial Statements.

Change in Fair Value of Contingent Consideration Liabilities, net

The change in fair value of contingent consideration liabilities resulted in gains of $26.2 million during 2023, primarily due to changes in projected probabilities of milestone achievement.

Restructuring Charges, Separation Costs, and Other

In September 2024, we recorded an expense of $32.9 million primarily related to severance expenses associated with a global workforce realignment impacting approximately 360 employees. As of December 31, 2024, our remaining severance obligations of $20.1 million (included in Accrued and Other Liabilities) are expected to be substantially paid within the next 12 months.

On June 3, 2024, we entered into a definitive agreement to sell Critical Care to BD and the sale closed on September 3, 2024. In the fourth quarter of 2024, we recorded expenses of $19.0 million, primarily related to costs incurred for consulting, legal, tax, and other professional advisory services associated with the sale.

In September 2022, we decided to exit our HARPOON surgical mitral repair system program. As a result, we recorded expenses of $62.3 million, of which $60.7 million was included in Restructuring Charges, Separation Costs and Other and $1.6 million was included in Cost of Sales on the consolidated statements of operations. The charge primarily related to the full impairment of intangible assets associated with the technology for $52.7 million and other related exit costs.

For more information, see Note 4 to the Consolidated Financial Statements.

Other Operating Income, net

Other operating income of $0.3 million in 2024 included income from a transition services agreement of $30.3 million (see Note 5 to the Consolidated Financial Statements), partially offset by a $30.0 million charge for a charitable contribution to the Edwards Lifesciences Foundation.

Interest Expense

Interest expense was $19.8 million and $17.6 million in 2024 and 2023, respectively. The increase in interest expense resulted primarily from lower capitalizable interest related to facilities construction.

Interest Income

Interest income was $120.3 million and $67.2 million in 2024 and 2023, respectively. The increase in interest income resulted primarily from a higher average investment balance and a higher average yield on our investments.

Other Non-operating Income, net

Other non-operating income was $68.9 million and $13.9 million in 2024 and 2023, respectively. The increase in other income was driven primarily by gains from the remeasurement of our previously held equity interests upon acquisition of the investees. For more information, see Note 10 to the Consolidated Financial Statements.
Provision for Income Taxes
($ in millions)

	Years Ended December 31,		Change
	2024	2023	$	%
Provision for income taxes	$152.1	$152.4	$(0.3)	(0.2)%
Effective tax rate	9.8%	11.1%

Our effective income tax rate in 2024 and 2023 was 9.8% and 11.1%, respectively. Our effective tax rate for 2024 decreased in comparison to 2023 primarily due to an increase in tax benefits from foreign earnings taxed at lower rates net of an increase in tax on global intangible low-taxed income and favorable global income tax audit settlements. The effective rates for 2024 and 2023 were lower than the federal statutory rate of 21% primarily due to (1) foreign earnings taxed at lower rates, (2)

United States federal and California research and development credits, and (3) the tax benefit from employee share-based compensation.

As of December 31, 2024, we had $232.7 million of gross California research expenditure tax credits that we expect to use in future periods. The credits may be carried forward indefinitely. Based upon anticipated future taxable income, we expect that it is more likely than not that all California research expenditure tax credits will be utilized, although the utilization of the full benefit is expected to be realized over an extended period of time. Accordingly, no valuation allowance has been provided. We also had $121.6 million of United States foreign tax credits of which $103.8 million are expected to be utilized before the end of the 10-year carryforward period. As a result, we recorded a valuation allowance of $17.8 million on the United States foreign tax credit carryforwards which have been determined to be unrealizable.

As of December 31, 2024, our gross uncertain tax positions were $678.8 million. We estimate that these liabilities would be reduced by $319.9 million from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, and timing adjustments. The net amount of $358.9 million, if not required, would favorably affect our effective tax rate.

In the normal course of business, the Internal Revenue Service ("IRS") and other taxing authorities are in different stages of examining various years of our tax filings. During these audits we may receive proposed audit adjustments that could be material. Therefore, there is a possibility that an adverse outcome in these audits could have a material effect on our financial condition and results of operations. We strive to resolve open matters with each tax authority at the examination level and could reach an agreement with a tax authority at any time. While we have accrued for matters we believe are more likely than not to require settlement, the final outcome with a tax authority may result in a tax liability that is materially different from that reflected in the consolidated financial statements. Furthermore, we may later decide to challenge any assessments, if made, and may exercise our right to appeal. The uncertain tax positions are reviewed quarterly and adjusted as events occur that affect potential liabilities for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, negotiations between tax authorities, identification of new issues, and issuance of new legislation, regulations, or case law. We believe that adequate amounts of tax and related penalty and interest have been provided for any adjustments that may result from our uncertain tax positions.

In the first quarter of 2022, we executed an Advance Pricing Agreement (“APA”) between Japan and Switzerland covering distribution transactions for tax years 2020 through 2024, and in 2023, executed an APA between Japan and the United States covering tax years 2020 through 2024. We also executed an APA in the fourth quarter of 2024 between Japan and Singapore covering tax years 2022 through 2026 with roll-back terms to cover the distribution of TAVR products beginning in 2020 and the distribution of Surgical products beginning in 2018. Also in the fourth quarter of 2024, we filed with the Japanese tax authorities an APA renewal application between Japan and the United States covering tax years 2025 through 2029. We expect to file the APA renewal application with the United States tax authorities in the first quarter of 2025.

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

During 2021, we received a Notice of Proposed Adjustment (“NOPA”) from the IRS for the 2015 through 2017 tax years relating to transfer pricing involving Surgical/TAVR intercompany royalty transactions between our United States and Switzerland subsidiaries. The NOPA proposed a substantial increase to our United States taxable income, which could result in additional tax expense for the 2015 through 2017 period of approximately $240.0 million and reflects a departure from a transfer pricing method we had previously agreed upon with the IRS. We disagreed with the NOPA and pursued an administrative appeal with the IRS Independent Office of Appeals ("Appeals"). The Appeals process culminated in the third quarter of 2023 when we and Appeals concluded that a satisfactory resolution of the matter at the administrative level was not possible.

During the fourth quarter of 2023, Appeals issued a notice of deficiency ("NOD") increasing our 2015 through 2017 United States federal income tax in amounts resulting from the income adjustments previously reflected in the NOPA. The additional tax sought in excess of our filing is $269.3 million before consideration of interest and a repatriation tax offset.

We plan to vigorously contest the additional tax claimed by the IRS through the judicial process. Final resolution of this matter is not likely within the next 12 months. We believe the amounts previously accrued related to this uncertain tax position are appropriate for a number of reasons, including the interpretation and application of relevant tax laws and accounting standards to our facts and, accordingly, have not accrued any additional amount based on the NOD and other proceedings to date. Nonetheless, the outcome of the judicial process cannot be predicted with certainty, and it is possible that the outcome of that process could have a material impact on our consolidated financial statements. As noted below, similar material tax disputes may arise for the 2018 through 2024 tax years. We made deposits with the IRS of $75 million in November 2022 and $305.1 million in March 2024 to prevent the further accrual of interest on that portion of any additional tax and interest we may ultimately be found to owe while we prepare to contest through the judicial process the IRS's entitlement to any of the additional tax claimed by the IRS. The IRS converted those deposits to advance payments, and, on December 20, 2024, we filed administrative claims for refunds of those payments with the IRS for the 2015 through 2017 tax years. We expect that the IRS will either deny or fail to act on those refund claims, thereby enabling us to sue for refunds in the appropriate judicial forum.

Surgical/TAVR intercompany royalty transactions covering tax years 2018 through 2024 remain subject to IRS examination, and those transactions and related tax positions remain uncertain as of December 31, 2024. We have considered this information, as well as information regarding the NOD and other proceedings described above, in our evaluation of our uncertain tax positions. The impact of these unresolved transfer pricing matters, net of any correlative tax adjustments, may be significant to our consolidated financial statements. Based on the information currently available and numerous possible outcomes, we cannot reasonably estimate what, if any, changes in our existing uncertain tax positions may occur in the next 12 months and, therefore, have continued to record the uncertain tax positions as a long-term liability.

We have received tax incentives in certain non-United States tax jurisdictions, the primary benefit for which will expire in 2029. The tax reductions as compared to the local statutory rates were $271.9 million ($0.45 per diluted share) and $333.2 million ($0.55 per diluted share) for the years ended December 31, 2024 and 2023, respectively.

During the first quarter of 2024, we received a notice of assessment from the Israel Tax Authority (the "ITA") wherein the ITA claimed that we owed approximately $110 million of tax excluding interest and penalties in connection with a claimed 2017 transfer of intellectual property. We maintain that we did not transfer intellectual property outside of Israel and intend to vigorously defend that position through administrative proceedings including with a formal appeal of the assessment that was filed during the third quarter of 2024. If necessary, we expect to defend that position through judicial proceedings. During the fourth quarter of 2024, we received a notice of assessment from the ITA claiming that we owe additional tax of approximately $16 million excluding interest and penalties for the 2018 through 2022 tax years based entirely on the collateral impacts of the 2017 assessment. We plan to file a formal appeal in the first quarter of 2025 and, if necessary, expect to defend our position through judicial proceedings. There can be no assurance that this matter will be resolved in our favor and an adverse outcome could have a material effect on our consolidated financial statements.

Many countries are implementing some or all the Organisation for Economic Co-operation and Development’s Base Erosion and Profit Shifting Pillar Two rules ("Pillar Two") that impose a global minimum tax of 15%. Under Pillar Two, a company is required to determine a combined effective tax rate for all entities located in a jurisdiction. If the jurisdictional effective tax rate is less than 15%, a top-up tax will be due to bring the jurisdictional effective tax rate up to 15%. We are continuing to monitor the implementation of Pillar Two by individual countries and the potential effects of Pillar Two on our effective tax rate. The Pillar Two provisions may have a material impact on our consolidated financial statements in 2025 and future years, depending on future legislation, regulatory guidance, and business events.

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

The Tax Cuts and Jobs Act of 2017 (the "2017 Act") included extensive changes to the international tax regime. The 2017 Act required a deemed repatriation of post-1986 undistributed foreign earnings and profits. The one-time transition tax liability, as adjusted, is payable in three remaining annual installments, as outlined in the contractual obligations table presented under "Material Cash Requirements" below. As of December 31, 2024, we had a remaining tax obligation of $78.5 million related to the deemed repatriation. See Note 19 to the Consolidated Financial Statements for additional information about the one-time transition tax.

As of December 31, 2024, cash, cash equivalents, and short-term investments held in the United States and outside of the United States were $3.3 billion and $658.4 million, respectively. During 2024, we repatriated cash of $2.0 billion. We assert that $555.2 million of our foreign earnings continue to be permanently reinvested and our intent is to repatriate, in the future, $1.0 billion of our foreign earnings as of December 31, 2024. The estimated net tax liability on the indefinitely reinvested earnings if repatriated is $2.5 million.

We have a Five-year Credit Agreement (the "Credit Agreement") which provides for a $750.0 million multi-currency unsecured revolving credit facility and matures on July 15, 2027. We may increase the amount available under the Credit Agreement by up to an additional $250.0 million in the aggregate and extend the maturity date for an additional year, subject to the agreement of the lenders. As of December 31, 2024, no amounts were outstanding under the Credit Agreement.

In June 2018, we issued $600.0 million of 4.3% fixed-rate unsecured senior notes (the "2018 Notes") due June 15, 2028. We may redeem the 2018 Notes, in whole or in part, at any time and from time to time at specified redemption prices. As of December 31, 2024, we have not elected to redeem any of the 2018 Notes. As of December 31, 2024, the carrying value of the 2018 Notes was $597.7 million. For further information on our debt, see Note 12 to the Consolidated Financial Statements.

From time to time, we repurchase shares of our common stock under share repurchase programs authorized by the Board of Directors. We consider several factors in determining when to execute share repurchases, including, among other things, expected dilution from stock plans, cash capacity, and the market price of our common stock. During 2024, under the Board of Directors authorized repurchase program, we repurchased a total of 16.7 million shares at an aggregate cost of $1.2 billion, including pursuant to a $500.0 million accelerated share repurchase agreement. For further information, see Note 16 to the Consolidated Financial Statements. As of December 31, 2024, we had remaining authority to purchase $1.4 billion of our common stock under the share repurchase program. In addition, in February 2025, we entered into a $250.0 million accelerated share repurchase agreement. For further information, see Note 24 to the Consolidated Financial Statements.

In July 2024, we entered into agreements and plans of mergers to acquire multiple medical device companies for a total aggregate cash purchase price of $1.5 billion, subject to certain adjustments. Two of these transactions closed in the third quarter of 2024 and one closed in the fourth quarter of 2024. Upon closing we paid $1.1 billion, net of cash received. These agreements include up to an additional $670.0 million of potential payments upon achievement of certain regulatory, performance, and sales milestones. For further information, see Note 10 to the Consolidated Financial Statements.

In June 2024, we entered into a definitive agreement to sell Critical Care to BD in an all cash-transaction for $4.2 billion, subject to certain customary adjustments as set forth in the agreement. We completed the sale of Critical Care in early September 2024.

On April 12, 2023, we entered into an intellectual property agreement with Medtronic pursuant to which the parties agreed to a 15-year global covenant not to sue ("CNS") for infringement of certain patents in the structural heart space owned or controlled by each other. In consideration for the global CNS and related mutual access to certain intellectual property rights, we paid Medtronic a one-time, lump sum payment of $300.0 million and are making annual royalty payments that are tied to net sales of certain Edwards products. For more information, see Note 3 to the "Consolidated Financial Statements."

We have purchased options to acquire and have agreed to provide promissory notes to various entities. These arrangements could result in additional cash outlays in the future should we decide to exercise the options or should the entities draw on the promissory notes. For further information, see Note 9 to the Consolidated Financial Statements.

Consolidated Cash Flows - For the Years Ended December 31, 2024 and 2023
Net cash flows provided by operating activities of $542.3 million for 2024 decreased $353.5 million from 2023 primarily due to tax payments of $1.2 billion in 2024, which included $469.7 million of tax payments related to the sale of Critical Care and a $305.1 million tax deposit we made to mitigate interest on potential tax liabilities we are contesting through the judicial process. For further information, see Note 19 to the Consolidated Financial Statements. In 2023, there were tax payments of $470.1 million and a $300.0 million payment under an intellectual property agreement.

Net cash provided by investing activities of $2.3 billion in 2024 consisted primarily of proceeds from the sale of our Critical Care product group of $3.9 billion partially offset by payments of $1.1 billion to acquire other companies, capital expenditures of $252.4 million, and net purchases of investments of $161.4 million.

Net cash provided by investing activities of $173.8 million in 2023 consisted primarily of net proceeds from investments of $627.9 million partially offset by capital expenditures of $253.0 million, a payment of $95.2 million to acquire a majority interest in another company, and payments of $30.0 million for options to acquire other companies.

We currently anticipate making capital expenditures of approximately $250.0 million in 2025 as we continue to invest in our operations.
Net cash used in financing activities of $983.0 million in 2024 consisted primarily of purchases of treasury stock of $1.2 billion, partially offset by proceeds from stock plans of $179.5 million.

Net cash used in financing activities of $711.0 million in 2023 consisted primarily of purchases of treasury stock of $879.6 million, partially offset by proceeds from stock plans of $169.9 million.

Material Cash Requirements

A summary of our material cash requirements as of December 31, 2024 is as follows (in millions):

	Payments Due by Period
Contractual Obligations	Total	Year 1	Years 2-3	Years 4-5	After 5 Years
Debt	$600.0	$—	$—	$600.0	$—
Operating leases	114.2	26.4	42.4	21.6	23.8
Interest on debt	78.1	19.8	39.3	19.0	—
Transition tax on unremitted foreign earnings and profits (a)	78.5	78.5	—	—	—
Litigation settlement obligation (minimum payments)	62.5	50.0	12.5	—	—
Pension obligations (b)	2.6	2.6	—	—	—
Purchase and other commitments (c)	93.1	41.3	51.8	—	—
Total contractual cash obligations (d), (e)	$1,029.0	$218.6	$146.0	$640.6	$23.8
_______________________________________________________________________________
(a)     As of December 31, 2024, we had recorded $78.5 million of income tax liabilities related to the one-time transition tax that resulted from the enactment of the 2017 Act. The transition tax is due in eight annual installments, with the first seven installments paid in 2018 through 2024. The remaining installment amount will be equal to 25% of the total liability payable in 2025. See Note 19 to the Consolidated Financial Statements for additional information about the one-time transition tax.

(b)    The amount included in "Year 1" reflects anticipated contributions to our various pension plans. Anticipated contributions beyond one year are not determinable. The total accrued benefit liability for our pension plans recognized as of December 31, 2024 was $32.1 million. This amount is impacted by, among other items, pension expense funding levels, changes in plan demographics and assumptions, and investment returns on plan assets. Therefore, we are unable to make a reasonably reliable estimate of the amount and period in which the liability might be paid, and did not include this amount in the contractual obligations table. See Note 15 to the Consolidated Financial Statements for further information.

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

(d)    As of December 31, 2024, the gross liability for uncertain tax positions, including interest, was $786.7 million and relates primarily to transfer pricing matters. Based upon the information currently available and numerous possible outcomes, we cannot reasonably estimate the amount and period in which the liability might be paid, and did not include this amount in the contractual obligations table. In addition, we plan to vigorously contest through the judicial process the additional tax claimed by the IRS related to transfer pricing issues for the 2015 through 2017 tax years which may require additional cash outflows. See Note 19 to the Consolidated Financial Statements for further information on these matters.

(e)    We acquire assets still in development, enter into research and development arrangements, acquire businesses, and sponsor certain clinical trials that often require milestone, royalty, or other future payments to third-parties, contingent upon the occurrence of certain future events. We have excluded from the table above those contingent milestone payments and other contingent liabilities for which we cannot reasonably predict future payments or for which we can avoid making payment by unilaterally deciding to stop development of a product or cease progress of a clinical trial, certain sales-based royalties in excess of minimum payment thresholds related to litigation settlements, and obligations under an acquisition agreement that has not yet closed. We estimate that these contingent payments could be up to $2.5 billion if all milestones or other contingent obligations are met.

Critical Accounting Policies and Estimates

Our results of operations and financial position are determined based upon the application of our accounting policies, as discussed in the notes to the Consolidated Financial Statements. Certain of our accounting policies represent a selection among acceptable alternatives under generally accepted accounting principles in the United States of America ("GAAP"). In evaluating our transactions, management assesses all relevant GAAP and chooses the accounting policy that most accurately reflects the nature of the transactions.

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

Business Combinations

We account for business combinations using the acquisition method of accounting. The purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the fair values of identifiable assets and liabilities is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires judgment and involves the use of estimates and assumptions, such as projected revenues, projected gross margins, the amount and timing of future cash flows, growth rates, discount rates, expected technology life cycles, and useful lives of assets. Discount rates may vary across acquisitions based on the purchase price, forecasts, and relative risks of each acquired company. These estimates are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, not to exceed one year from the acquisition date, we may record adjustments to the fair value of the tangible and intangible assets acquired and liabilities assumed if new information is obtained related to facts and circumstances that existed as of the acquisition date.

Intangible Assets and Long-lived Assets

We acquire intangible assets in connection with business combinations and asset purchases. The acquired intangible assets are recorded at fair value, which is determined based on a discounted cash flow analysis. The determination of fair value requires significant estimates, including, but not limited to, projected revenues, projected gross margins, the amount and timing of projected future cash flows, the discount rate used to discount those cash flows, the assessment of the asset's life cycle, including the timing and expected costs to complete in-process projects, and the consideration of legal, technical, regulatory, economic, and competitive risks. Discount rates may vary across acquisitions based on the purchase price, forecasts, and relative risks of each acquired company.

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

For additional details on our income taxes, see Note 2 and Note 19 to the Consolidated Financial Statements.

Legal Contingencies

We are or may be a party to, or may otherwise be responsible for, pending or threatened lawsuits, including those related to products and services currently or formerly manufactured or performed by us, workplace and employment matters, matters involving real estate, our operations or health care regulations, or governmental investigations. We accrue for loss contingencies to the extent that we conclude that it is probable that a loss will be incurred and the amount of the loss can be reasonably estimated. If a reasonable estimate of a known or probable loss cannot be made, but a range of probable losses can be estimated, the low-end of the range of losses is recognized if no amount within the range is a better estimate than any other. If we determine that a loss is possible, but not probable, and the range of the loss can be reasonably determined, then we disclose the range of the possible loss. These matters raise difficult and complex factual and legal issues and are subject to many uncertainties, including, but not limited to, the facts and circumstances of each particular case or claim, the jurisdiction in which each suit is brought, and differences in applicable law. As such, significant judgment is required in determining our legal accruals. We describe our legal proceedings in Note 20 to the Consolidated Financial Statements.

New Accounting Standards

Information regarding new accounting standards is included in Note 2 to the Consolidated Financial Statements.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. Our investment strategy is focused on preserving capital and supporting our liquidity requirements, while earning a reasonable market return. We invest in a variety of debt securities, primarily time deposits, commercial paper, United States and foreign government and agency securities, asset-backed securities, corporate debt securities, and municipal debt securities. The market value of our investments may decline if current market interest rates rise. As of December 31, 2024, we had $1.1 billion of investments in debt securities which had an average remaining term to maturity of 0.16 years. Taking into consideration the average maturity of our debt securities, a hypothetical 0.5% to 1.0% absolute increase in interest rates at December 31, 2024 would have resulted in a $1.8 million to $3.5 million decrease in the fair value of these investments. Such a decrease would only result in a realized loss if we choose or are forced to sell the investments before the scheduled maturity, which we currently do not anticipate.

For more information related to investments, see Note 8 to the Consolidated Financial Statements.

We are also exposed to interest rate risk on our debt obligations. As of December 31, 2024, we had $600.0 million of 2018 Notes outstanding that carry a fixed rate, and also had available a $750.0 million Credit Agreement that carries a variable interest rate based on the Secured Overnight Financing Rate ("SOFR"). As of December 31, 2024, there were no borrowings outstanding under the Credit Agreement. Based on our December 31, 2024 variable debt levels, a hypothetical 1.0% absolute increase in floating market interest rates would not have impacted our interest expense since we had no variable debt outstanding during the year. As of December 31, 2024, a hypothetical 1.0% absolute increase in market interest rates would decrease the fair value of the fixed-rate debt by approximately $18.2 million. This hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt.

For more information related to outstanding debt obligations, see Note 12 to the Consolidated Financial Statements.

Currency Risk

We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances and results of our non-United States subsidiaries into United States dollars, currency gains and losses related to intercompany and third-party transactions denominated in currencies other than a subsidiary's functional currency, and currency gains and losses associated with global intercompany receivable and payable balances. Our principal currency exposures relate to the Euro and the Japanese yen. Our objective is to minimize the volatility of our exposure to these risks through a combination of normal operating and financing activities and the use of derivative financial instruments in the form of foreign currency forward exchange contracts and cross currency swap contracts. The total notional amount of our derivative financial instruments entered into for foreign currency management purposes at December 31, 2024 was $2.2 billion. A hypothetical 10% increase (or decrease) in the value of the United States dollar against all hedged currencies would increase (or decrease) the fair value of these derivative contracts by $105.2 million. Any gains or losses on the fair value of derivative contracts would generally be offset by gains and losses on the underlying transactions and the net investment, so the net impact would not be significant to our financial condition or results of operations.

For more information related to outstanding foreign exchange contracts, see Note 2 and Note 14 to the Consolidated Financial Statements.

Credit Risk

Derivative financial instruments involve credit risk in the event the financial institution counterparty should default. It is our policy to execute such instruments with major financial institutions that we believe to be creditworthy. At December 31, 2024, all derivative financial instruments were with bank counterparties assigned investment grade ratings by national rating agencies. We further diversify our derivative financial instruments among counterparties to minimize exposure to any one of these entities. We have not experienced a counterparty default and do not anticipate any non-performance by our current derivative counterparties.

Concentrations of Risk

We invest excess cash in a variety of debt securities, and diversify the investments amongst financial institutions. Our investment policy limits the amount of credit exposure to any one issuer.

In the normal course of business, we provide credit to customers in the health care industry, perform credit evaluations of these customers, and maintain allowances for potential credit losses, which have historically been adequate compared to actual losses. In 2024, we had no customers that represented 10% or more of our total net sales or accounts receivable, net.

Investment Risk

We are exposed to investment risks related to changes in the underlying financial condition and credit capacity of certain of our investments. As of December 31, 2024, we had $1.1 billion of investments in debt securities of various companies, of which $148.5 million were long-term. In addition, we had $159.4 million of investments in equity instruments. Should these companies experience a decline in financial performance, financial condition or credit capacity, or fail to meet certain development milestones, a decline in the investments' value may occur, resulting in unrealized or realized losses. See Note 8 to the Consolidated Financial Statements for additional information.

Item 8.    Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	42

Financial Statements:

Consolidated Balance Sheets as of December 31, 2024 and 2023	45

For the Years Ended December 31, 2024, 2023, and 2022:

Consolidated Statements of Operations	46

Consolidated Statements of Comprehensive Income	47

Consolidated Statements of Cash Flows	48

Consolidated Statements of Stockholders' Equity	49

Notes to Consolidated Financial Statements	50

Financial statement schedules not included in this Form 10-K have been omitted because they are not applicable or because the required information is shown in the consolidated financial statements or the notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Edwards Lifesciences Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Edwards Lifesciences Corporation and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Innovalve Bio Medical Ltd., Endotronix Inc., and J.C. Medical, Inc. from its assessment of internal control over financial reporting as of December 31, 2024 because they were acquired by the Company in purchase business combinations during 2024. We have also excluded Innovalve Bio Medical Ltd., Endotronix Inc., and J.C. Medical, Inc. from our audit of internal control over financial reporting. Innovalve Bio Medical Ltd., Endotronix Inc., and J.C. Medical, Inc. are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting collectively represent less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024.

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

Uncertain Tax Positions Related to Intercompany Transfer Pricing

As described in Note 19 to the consolidated financial statements, the Company had an uncertain gross tax positions balance of $678.8 million as of December 31, 2024, of which a majority is related to intercompany transfer pricing. As disclosed by management, the Company is subject to income taxes in the United States and numerous foreign jurisdictions. The Company’s income tax returns in these jurisdictions are periodically audited by domestic and foreign tax authorities. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income amongst various tax jurisdictions. Significant judgment is required by management in evaluating uncertain tax positions, including estimating the ultimate resolution to intercompany pricing controversies between countries when there are numerous possible outcomes.

The principal considerations for our determination that performing procedures relating to the uncertain tax positions related to intercompany transfer pricing is a critical audit matter are (i) the significant judgment by management when recognizing and evaluating the uncertain tax positions related to intercompany transfer pricing; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management's measurement of the uncertain tax positions related to intercompany transfer pricing; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the recognition and evaluation of uncertain tax positions related to intercompany transfer pricing. These procedures also included, among others (i) testing the information used in the calculation of the uncertain tax positions related to intercompany transfer pricing, including United States federal filing positions and the related final income tax returns; (ii) testing the calculation of the uncertain tax positions related to intercompany transfer pricing, by jurisdiction, including management’s assessment of the technical merits of tax positions and estimates of the amount of tax benefit expected to be sustained; (iii) testing management’s assessment of possible outcomes of uncertain tax positions related to intercompany transfer pricing controversies between countries; and (iv) evaluating, for uncertain tax positions related to intercompany transfer pricing, the status and results of income tax audits with the relevant tax authorities. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the measurement of the Company’s uncertain tax positions related to intercompany transfer pricing, including evaluating the reasonableness of management’s assessment of whether tax positions are more-likely-than not to be sustained and the amount of potential tax benefit to be realized and (ii) the application of relevant tax laws.

Acquisition of Endotronix, Inc. – Valuation of the Developed Technology

As described in Note 10 to the consolidated financial statements, on August 19, 2024, the Company acquired all the remaining outstanding shares of Endotronix, Inc. for total purchase consideration, net of cash acquired, of $798.8 million. Of the acquired intangible assets, $388.9 million of developed technology was recorded. Fair value of the developed technology was determined by management using an income approach. As disclosed by management, the determination of fair value involves the use of estimates and assumptions, such as projected revenues, projected gross margins, and discount rate.

The principal considerations for our determination that performing procedures relating to the valuation of the developed technology acquired in the acquisition of Endotronix, Inc. is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the developed technology acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to projected revenues, projected gross margins, and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the developed technology acquired. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the developed technology acquired; (iii) evaluating the appropriateness of the income approach used by management; (iv) testing the completeness and accuracy of the underlying data used in the income approach; and (v) evaluating the reasonableness of the significant assumptions used by management related to projected revenues, projected gross margins, and discount rate. Evaluating management’s assumptions related to projected revenues and projected gross margins involved considering (i) the current and past performance of the Endotronix, Inc. business; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income approach and (ii) the reasonableness of the discount rate assumption.

Acquisition of Innovalve Bio Medical Ltd. – Valuation of the IPR&D

As described in Note 10 to the consolidated financial statements, on October 1, 2024, the Company acquired all the remaining outstanding shares of Innovalve Bio Medical Ltd. for total purchase consideration, net of cash acquired, of $380.9 million. Of the acquired intangible assets, $218.4 million of in-process research and development (IPR&D) was recorded. Fair value of the IPR&D was determined by management using an income approach. As disclosed by management, the determination of fair value involves the use of estimates and assumptions, such as projected revenues, projected gross margins, and discount rate.

The principal considerations for our determination that performing procedures relating to the valuation of the IPR&D acquired in the acquisition of Innovalve Bio Medical Ltd. is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the IPR&D acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to projected revenues, projected gross margins, and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the IPR&D acquired. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the IPR&D acquired; (iii) evaluating the appropriateness of the income approach used by management; (iv) testing the completeness and accuracy of the underlying data used in the income approach; and (v) evaluating the reasonableness of the significant assumptions used by management related to projected revenues, projected gross margins, and discount rate. Evaluating management’s assumptions related to projected revenues and projected gross margins involved considering (i) the current and past performance of the Innovalve Bio Medical Ltd. business; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income approach and (ii) the reasonableness of the discount rate assumption.

/s/ PricewaterhouseCoopers LLP
Irvine, California
February 28, 2025

We have served as the Company’s auditor since 1999.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$3,045.2	$1,132.3
Short-term investments (Note 8)	930.7	500.5
Accounts receivable, net of allowances of $11.6 and $8.2, respectively	609.1	771.5
Other receivables	118.3	56.6
Inventories (Note 6)	1,086.7	903.5
Prepaid expenses	121.0	128.8
Other current assets	347.6	224.9
Current assets of discontinued operations (Note 5)	26.8	317.6
Total current assets	6,285.4	4,035.7
Long-term investments (Note 8)	307.9	583.9
Property, plant, and equipment, net (Note 6)	1,686.0	1,591.0
Operating lease right-of-use assets (Note 7)	98.2	84.4
Goodwill (Note 11)	1,776.7	1,145.1
Other intangible assets, net (Note 11)	1,176.6	399.4
Deferred income taxes	992.1	749.4
Other assets	721.6	463.2
Non-current assets of discontinued operations (Note 5)	10.8	311.1
Total assets	$13,055.3	$9,363.2
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$197.4	$186.6
Accrued and other liabilities (Note 6)	1,282.4	856.4
Operating lease liabilities (Note 7)	23.4	22.9
Current liabilities of discontinued operations (Note 5)	2.0	129.5
Total current liabilities	1,505.2	1,195.4
Long-term debt (Note 12)	597.7	597.0
Contingent consideration liabilities (Note 13)	14.5	—
Taxes payable (Note 19)	1.3	80.6
Operating lease liabilities (Note 7)	78.9	65.2
Uncertain tax positions (Note 19)	384.6	335.0
Litigation settlement accrual (Note 3)	52.7	94.2
Other liabilities	357.5	251.3
Non-current liabilities of discontinued operations (Note 5)	—	25.1
Total liabilities	2,992.4	2,643.8
Commitments and contingencies (Notes 7, 12, and 20)
Stockholders' equity (Note 16)
Preferred stock, $0.01 par value, authorized 50.0 shares, no shares outstanding	—	—
Common stock, $1.00 par value, 1,050.0 shares authorized, 654.8 and 650.5 shares issued, and 588.6 and 601.1 shares outstanding, respectively	654.8	650.5
Additional paid-in capital	2,613.4	2,274.4
Retained earnings	13,167.0	8,992.4
Accumulated other comprehensive loss (Note 17)	(244.5)	(242.8)
Treasury stock, at cost, 66.2 and 49.4 shares, respectively	(6,192.3)	(5,024.5)
Total Edwards Lifesciences Corporation stockholders' equity	9,998.4	6,650.0
Noncontrolling interest	64.5	69.4
Total stockholders' equity	10,062.9	6,719.4
Total liabilities and equity	$13,055.3	$9,363.2
The accompanying notes are an integral part of these consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share information)

	Years Ended December 31,
	2024	2023	2022
Net sales	$5,439.5	$5,010.0	$4,464.0
Cost of sales	1,117.5	978.4	723.7
Gross profit	4,322.0	4,031.6	3,740.3
Selling, general, and administrative expenses	1,789.2	1,582.5	1,357.6
Research and development expenses	1,053.0	962.9	843.6
Intellectual property agreement and certain litigation expenses (Note 3)	40.4	203.5	15.8
Change in fair value of contingent consideration liabilities (Note 13)	—	(26.2)	(35.8)
Restructuring charges, separation costs, and other (Note 4)	61.0	—	60.7
Other operating income, net	(0.3)	—	—
Operating income	1,378.7	1,308.9	1,498.4
Interest expense	19.8	17.6	19.2
Interest income	(120.3)	(67.2)	(35.5)
Other non-operating income, net (Note 18)	(68.9)	(13.9)	(4.8)
Income from continuing operations before provision for income taxes	1,548.1	1,372.4	1,519.5
Provision for income taxes (Note 19)	152.1	152.4	195.5
Net income from continuing operations	1,396.0	1,220.0	1,324.0
Income from discontinued operations, net of tax	2,773.7	179.4	197.9
Net income	4,169.7	1,399.4	1,521.9
Net loss attributable to noncontrolling interest	(4.9)	(3.0)	—
Net income attributable to Edwards Lifesciences Corporation.	$4,174.6	$1,402.4	$1,521.9
Share information (Note 2):
Earnings per share attributable to Edwards Lifesciences Corporation:
Basic
Continuing operations	$2.34	$2.02	$2.14
Discontinued operations	$4.64	$0.29	$0.32
Basic earnings per share	$6.98	$2.31	$2.46
Diluted
Continuing operations	$2.34	$2.01	$2.12
Discontinued operations	$4.63	$0.29	$0.32
Diluted earnings per share	$6.97	$2.30	$2.44
Weighted-average number of common shares outstanding attributable to Edwards Lifesciences Corporation:
Basic	597.7	606.7	619.0
Diluted	599.3	609.4	624.2

   The accompanying notes are an integral part of these consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Years Ended December 31,
	2024	2023	2022
Net income	$4,169.7	$1,399.4	$1,521.9
Other comprehensive (loss) income, net of tax (Note 17):
Foreign currency translation adjustments	(59.6)	4.3	(46.3)
Unrealized gain (loss) on hedges	37.0	(23.1)	(5.9)
Unrealized pension credits (costs)	0.1	(9.9)	13.7
Unrealized gain (loss) on available-for-sale investments	20.8	40.8	(58.7)
Other comprehensive (loss) income, net of tax	(1.7)	12.1	(97.2)
Comprehensive income	4,168.0	1,411.5	1,424.7
Comprehensive loss attributable to noncontrolling interest	(4.9)	(3.0)	—
Comprehensive income attributable to Edwards Lifesciences Corporation	$4,172.9	$1,414.5	$1,424.7

The accompanying notes are an integral part of these consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income	$4,169.7	$1,399.4	$1,521.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	155.2	144.9	139.6
Non-cash operating lease cost	27.8	28.2	27.2
Stock-based compensation (Notes 2 and 16)	162.3	139.4	126.8
Gain on sale of product group (Note 5)	(3,348.2)	—	—
Impairment charges (Note 4)	—	—	55.1
Change in fair value of contingent consideration liabilities (Note 13)	—	(26.2)	(35.8)
(Gain) loss on investments, net	(5.2)	0.1	51.5
Deferred income taxes	(323.4)	(272.1)	(254.5)
Gain on remeasurement of previously held equity interest upon acquisition (Note 10)	(55.0)	—	—
Other	18.4	8.4	7.8
Changes in operating assets and liabilities:
Accounts and other receivables, net	121.2	(141.2)	(84.1)
Inventories	(256.1)	(289.0)	(213.4)
Prepaid expenses and other current assets	22.7	(81.8)	0.1
Accounts payable and accrued liabilities	89.5	146.0	(21.4)
Intellectual property agreement accrual	(36.8)	(33.0)	(45.0)
Income taxes	(186.7)	(5.8)	(5.6)
Long-term prepaid royalties (Note 3)	8.3	(109.9)	—
Other	(21.4)	(11.6)	(52.0)
Net cash provided by operating activities	542.3	895.8	1,218.2
Cash flows from investing activities
Capital expenditures	(252.4)	(253.0)	(244.6)
Purchases of held-to-maturity investments (Note 8)	(45.9)	(66.4)	(353.5)
Proceeds from sales and maturities of held-to-maturity investments (Note 8)	57.5	97.9	419.5
Purchases of available-for-sale investments (Note 8)	(899.9)	(9.1)	(315.8)
Proceeds from sales and maturities of available-for-sale investments (Note 8)	800.1	617.9	939.6
Business combinations, net of cash (Note 10)	(1,061.8)	(95.2)	—
Payments for acquisition options (Note 9)	(46.2)	(30.0)	(109.6)
Issuances of notes receivable	(63.0)	(62.5)	(52.3)
Collections of notes receivable	—	—	18.0
Investments in intangible assets	(30.0)	(13.3)	(20.2)
Proceeds from sale of product group	3,927.4	—	—
Other	(72.9)	(12.5)	(28.8)
Net cash provided by investing activities	2,312.9	173.8	252.3
Cash flows from financing activities
Purchases of treasury stock	(1,159.4)	(879.6)	(1,727.1)
Proceeds from stock plans	179.5	169.9	146.4
Other	(3.1)	(1.3)	(3.8)
Net cash used in financing activities	(983.0)	(711.0)	(1,584.5)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	38.6	16.8	19.2
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,910.8	375.4	(94.8)
Cash, cash equivalents, and restricted cash at beginning of year	1,148.0	772.6	867.4
Cash, cash equivalents, and restricted cash at end of year (Note 6)	$3,058.8	$1,148.0	$772.6

The accompanying notes are an integral part of these consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)

	Common Stock		Treasury Stock
	Shares	Par Value	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Edwards Lifesciences Corporation Stockholders' Equity	Noncontrolling Interest	Total Stockholders'Equity
BALANCE AT DECEMBER 31, 2021	642.0	$642.0	17.9	$(2,416.9)	$1,700.4	$6,068.1	$(157.7)	$5,835.9	$—	$5,835.9
Net income						1,521.9		1,521.9		1,521.9
Other comprehensive loss, net of tax							(97.2)	(97.2)		(97.2)
Common stock issued under equity plans	4.3	4.3			142.1			146.4		146.4
Stock-based compensation expense					126.8			126.8		126.8
Purchases of treasury stock			20.1	(1,727.1)				(1,727.1)		(1,727.1)
BALANCE AT DECEMBER 31, 2022	646.3	646.3	38.0	(4,144.0)	1,969.3	7,590.0	(254.9)	5,806.7	—	5,806.7
Net income (loss)						1,402.4		1,402.4	(3.0)	1,399.4
Other comprehensive income, net of tax							12.1	12.1		12.1
Common stock issued under equity plans	4.2	4.2			165.7			169.9		169.9
Stock-based compensation expense					139.4			139.4		139.4
Purchases of treasury stock			11.4	(880.5)				(880.5)		(880.5)
Changes to noncontrolling interest								—	72.4	72.4
BALANCE AT DECEMBER 31, 2023	650.5	650.5	49.4	(5,024.5)	2,274.4	8,992.4	(242.8)	6,650.0	69.4	6,719.4
Net income (loss)						4,174.6		4,174.6	(4.9)	4,169.7
Other comprehensive loss, net of tax							(1.7)	(1.7)		(1.7)
Common stock issued under equity plans	4.3	4.3			175.2			179.5		179.5
Stock-based compensation expense					163.8			163.8		163.8
Purchases of treasury stock			16.8	(1,167.8)				(1,167.8)		(1,167.8)
BALANCE AT DECEMBER 31, 2024	654.8	$654.8	66.2	$(6,192.3)	$2,613.4	$13,167.0	$(244.5)	$9,998.4	$64.5	$10,062.9

The accompanying notes are an integral part of these consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS

Edwards Lifesciences Corporation ("Edwards Lifesciences," "Edwards," or the "Company") conducts operations worldwide and is managed in the following geographical regions: United States, Europe, Japan, and Rest of World. Edwards Lifesciences is focused on technologies that treat structural heart disease. The products and technologies provided by Edwards Lifesciences are categorized into the following main groups: Transcatheter Aortic Valve Replacement ("TAVR"), Transcatheter Mitral and Tricuspid Therapies ("TMTT"), and Surgical Structural Heart ("Surgical"). On September 3, 2024, the Company sold its Critical Care product group ("Critical Care"). The historical results of Critical Care are reflected as discontinued operations in the Company's consolidated financial statements for all periods presented. In addition, as a next step in the Company's disposal plan to exit businesses that are not focused on implantable medical innovations for structural heart disease, the historical results of a small non-core product group that the Company plans to sell are also included in discontinued operations. Unless otherwise indicated, the information in the notes to the consolidated financial statements refer only to Edwards Lifesciences' continuing operations. For further information, see Note 5.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Edwards Lifesciences, its wholly-owned subsidiaries, and variable interest entities ("VIEs") for which the Company is the primary beneficiary. For further information, see Note 9. The Company attributes the net income or losses of its consolidated VIEs to controlling and noncontrolling interests using the hypothetical liquidation at book value method. All intercompany accounts and transactions have been eliminated in consolidation.

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

Foreign Currency Translation

When the local currency of the Company's foreign entities is the functional currency, all assets and liabilities are translated into United States dollars at the rate of exchange in effect at the balance sheet date. Income and expense items are translated at the weighted-average exchange rate prevailing during the period. The effects of foreign currency translation adjustments for these entities are deferred and reported in stockholders' equity as a component of Accumulated Other Comprehensive Loss. The effects of foreign currency transactions denominated in a currency other than an entity's functional currency are included in Other Non-operating Income, net.

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

Product returns are typically not significant because returns are generally not allowed unless the product is damaged at the time of receipt. In limited circumstances, the Company may allow customers to return previously purchased products, such as for next-generation product offerings. For these transactions, the Company defers recognition of revenue on the sale of the earlier generation product based upon an estimate of the amount of product to be returned when the next-generation products are shipped to the customer.

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

Shipping and Handling Costs

Shipping costs, which are costs incurred to physically move product from the Company's premises or third party distribution centers, including storage, to the customer's premises, are included in Selling, General, and Administrative Expenses. Handling costs, which are costs incurred to store at the Company's premises, move, and prepare products for shipment, are included in Cost of Sales. For the years ended December 31, 2024, 2023, and 2022, shipping costs of $83.9 million, $94.5 million, and $83.6 million, respectively, were included in Selling, General, and Administrative Expenses.

Cash Equivalents

The Company considers highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. These investments are valued at cost, which approximates fair value.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investments

The Company invests its excess cash in debt securities, including time deposits, commercial paper, United States government and agency securities, asset-backed securities, corporate debt securities, and municipal debt securities. Investments with maturities of one year or less are classified as short-term, and investments with maturities greater than one year are classified as long-term. Investments that the Company has the ability and intent to hold until maturity are classified as held-to-maturity and carried at amortized cost. Investments in debt securities that are classified as available-for-sale are carried at fair value with unrealized gains and losses included in Accumulated Other Comprehensive Loss. The Company determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such designation at each balance sheet date.

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

Realized gains and losses on investments that are sold are determined using the specific identification method, or the first-in, first-out method, depending on the investment type, and recorded to Other Non-operating Income, net. Income relating to investments in debt securities is recorded to Interest Income.

Equity investments without readily determinable fair value are considered impaired when there is an indication that the fair value of the Company's interest is less than the carrying amount. Equity method investments are considered impaired when there is an indication of an other-than-temporary decline in value below the carrying amount. Impairments of equity investments are recorded in Other Non-operating Income, net.

Debt securities in an unrealized loss position are written down to fair value through Other Non-operating Income, net if the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. For debt securities in an unrealized loss position that do not meet the aforementioned criteria, the Company assesses whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the length of time and the extent to which the security's fair value has been below cost, changes to the rating of the security by a rating agency, and any adverse conditions specifically related to the security, among other factors. When a credit loss exists, the Company compares the present value of cash flows expected to be collected from the debt security to the amortized cost basis of the security to determine the allowance amount that should be recorded, if any.

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

The Company allocates to inventory general and administrative costs that are related to the production process. These costs include insurance, manufacturing accounting and human resources personnel, and information technology. During the years ended December 31, 2024, 2023, and 2022, the Company allocated $84.2 million, $78.0 million, and $71.3 million, respectively, of general and administrative costs to inventory. General and administrative costs included in inventory at December 31, 2024 and 2023 were $44.0 million and $36.3 million, respectively.

At December 31, 2024 and 2023, $181.7 million and $164.6 million, respectively, of the Company's finished goods inventories were held on consignment.

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

Depreciation expense for property, plant, and equipment was $137.6 million, $119.9 million, and $114.5 million for the years ended December 31, 2024, 2023, and 2022, respectively.

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

Operating leases are included in Operating Lease Right-of-Use Assets and Operating Lease Liabilities on the Company’s consolidated balance sheets. For further information, see Note 7.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Business Combinations

Businesses that the Company acquires are included in its results of operations as of the acquisition date. The purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the fair values of identifiable assets and liabilities is recorded as goodwill. Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred. Contingent consideration obligations incurred in connection with a business combination are recorded at their fair values on the acquisition date and remeasured on a quarterly basis, with changes in their fair value recorded as an adjustment to earnings, until the related contingencies have been resolved. When the assets acquired do not meet the definition of a business combination, the transaction is accounted for as an asset acquisition. In an asset acquisition, the cost of the acquisition is allocated to the assets acquired and liabilities assumed based on their relative fair values. Upfront payments related to in-process research and development projects with no alternative future use are expensed upon acquisition.

Contingent Consideration

The Company records contingent consideration resulting from a business combination at its fair value on the acquisition date. The fair value of the contingent consideration is determined based primarily on the following factors:

•discount rates used to present value the projected cash flows;

•the probability of success of clinical events and regulatory approvals, and/or meeting commercial milestones; and

•projected payment dates.

On a quarterly basis, the Company revalues these obligations and records changes in their fair value as an adjustment to earnings. Changes to contingent consideration obligations can result from adjustments to discount rates, accretion of the discount rates due to the passage of time, changes in our estimates of the likelihood or timing of achieving development or commercial milestones, changes in the probability of certain clinical events, or changes in the assumed probability associated with regulatory approval.

The assumptions related to determining the value of contingent consideration include a significant amount of judgment, and any changes in the underlying estimates could have a material impact on the amount of contingent consideration expense recorded in any given period.

Intangible Assets and Long-lived Assets

The Company acquires intangible assets in connection with business combinations and asset purchases. The acquired intangible assets are recorded at fair value, which is determined based on a discounted cash flow analysis. The determination of fair value requires significant estimates, including, but not limited to, projected revenues, projected gross margins, the amount and timing of projected future cash flows, the discount rate used to discount those cash flows, the assessment of the asset's life cycle, including the timing and expected costs to complete in-process projects, and the consideration of legal, technical, regulatory, economic, and competitive risks. Discount rates may vary across acquisitions based on the purchase price, forecasts, and relative risks of each acquired company.

Goodwill is reviewed for impairment annually in the fourth quarter of each fiscal year, or whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the Company performs a quantitative impairment test. The Company determined, after performing a qualitative review of each reporting unit, that it is more likely than not that the fair value of each of its reporting units substantially exceeds the respective carrying amounts. Accordingly, in 2024, 2023, and 2022, the Company did not record any goodwill impairment loss.

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

In 2024 and 2023, the Company did not record any impairment loss related to its in-process research and development assets. In 2022, the Company recorded a $52.7 million impairment of certain developed technology and in-process research and development assets. For further information, see Note 4.

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

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The table below presents the computation of basic and diluted earnings per share (in millions, except for per share information):

	Years Ended December 31,
	2024	2023	2022
Net Income for Earnings Per Share Calculations:
Income from continuing operations, net of tax	$1,396.0	$1,220.0	$1,324.0
Net loss attributable to noncontrolling interests	(4.9)	(3.0)	—
Income from continuing operations attributable to Edwards Lifesciences Corporation	1,400.9	1,223.0	1,324.0
Income from discontinued operations	2,773.7	179.4	197.9
Net income attributable to Edwards Lifesciences Corporation	$4,174.6	$1,402.4	$1,521.9
Weighted Average Shares:
Basic weighted-average shares outstanding	597.7	606.7	619.0
Dilutive effect of stock plans	1.6	2.7	5.2
Dilutive weighted-average shares outstanding	599.3	609.4	624.2
Earnings per Share:
Basic:
Continuing operations	$2.34	$2.02	$2.14
Discontinued operations	4.64	0.29	0.32
Basic earnings per share	$6.98	$2.31	$2.46
Diluted:
Continuing operations	$2.34	$2.01	$2.12
Discontinued operations	4.63	0.29	0.32
Diluted earnings per share	$6.97	$2.30	$2.44

Outstanding stock options, unvested restricted stock units, and unvested market-based restricted stock units to purchase approximately 8.4 million, 6.6 million, and 3.6 million shares for the years ended December 31, 2024, 2023, and 2022, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

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

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Total stock-based compensation expense was as follows (in millions):

	Years Ended December 31,
	2024	2023	2022
Cost of sales	$26.7	$20.6	$20.3
Selling, general, and administrative expenses	82.5	74.0	67.3
Research and development expenses	36.4	30.2	26.0
Total stock-based compensation expense	145.6	124.8	113.6
Income tax benefit	(24.8)	(21.8)	(19.6)
Total stock-based compensation expense, net of tax	$120.8	$103.0	$94.0

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

The Company uses foreign currency forward exchange contracts and cross currency swap contracts to manage its exposure to changes in currency exchange rates from (1) future cash flows associated with intercompany transactions and certain local currency expenses expected to occur within approximately one year (designated as cash flow hedges), (2) its net investment in certain foreign subsidiaries (designated as net investment hedges) and (3) foreign currency denominated assets or liabilities (designated as fair value hedges). The Company also uses foreign currency forward exchange contracts that are not designated as hedging instruments to offset the transaction gains and losses associated with the revaluation of certain assets and liabilities denominated in currencies other than their functional currencies, resulting principally from intercompany and local currency transactions.

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

Recently Adopted Accounting Standards

In November 2023, the Financial Accounting Standards Board ("FASB") issued an amendment to the accounting guidance on segment reporting. The amendments require disclosure of significant segment expenses and other segment items and requires entities to provide in interim periods all disclosures about a reportable segment's profit or loss and assets that are currently required annually. The amendment also requires disclosure of the title and position of the chief operating decision maker ("CODM") and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The guidance was effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Retrospective application is required, and early adoption is permitted. The Company adopted this guidance for the year ended December 31, 2024 and applied the guidance retrospectively for all periods presented. For further information, see Note 21.

In March 2023, the FASB issued an amendment to the accounting guidance on investments in tax credit structures to allow entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. The guidance was effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company adopted this guidance on January 1, 2024. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

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

3.    INTELLECTUAL PROPERTY AGREEMENT AND CERTAIN LITIGATION EXPENSES

The Company incurred intellectual property litigation expenses, including settlements and external legal costs, of $40.4 million, $203.5 million and $15.8 million during 2024, 2023 and 2022, respectively.

On April 12, 2023, Edwards entered into an intellectual property agreement (the "Intellectual Property Agreement") with Medtronic, Inc. ("Medtronic") pursuant to which the parties agreed to a 15-year global covenant not to sue ("CNS") for infringement of certain patents in the structural heart space owned or controlled by each other. In consideration for the global CNS and related mutual access to certain intellectual property rights, Edwards paid to Medtronic a one-time, lump sum payment of $300.0 million and is making annual royalty payments that are tied to net sales of certain Edwards products. Based upon the terms of the Intellectual Property Agreement, the Company identified the relevant elements for accounting purposes and allocated the $300.0 million upfront payment based on their respective fair values. The Company recorded a $37.0 million pre-tax charge in Certain Litigation Expenses in March 2023 primarily related to prior commercial sales incurred through March 31, 2023. The Company recorded a prepaid royalty asset of $124.0 million in April 2023 related to future commercial sales, which will be amortized to expense during the term of the Intellectual Property Agreement. Separately, the Company recorded a $139.0 million pre-tax charge in Certain Litigation Expenses in April 2023 related to products currently in

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.    INTELLECTUAL PROPERTY AGREEMENT AND EXPENSE (Continued)
development. As of December 31, 2024 and 2023, the prepaid royalty asset balance was $109.9 million and $118.1 million, respectively, included in Prepaid Expenses and Other Assets.

4. RESTRUCTURING CHARGES, SEPARATION COSTS, AND OTHER

In September 2024, the Company recorded an expense of $32.9 million related to severance expenses associated with a global workforce realignment impacting approximately 360 employees. The following table presents details of the restructuring liability, which is included in Accrued and Other Liabilities:

Restructuring Liability
(in millions)
Balance at December 31, 2023	$—
Restructuring charges	32.9
Payments	(12.8)
Balance at December 31, 2024	$20.1

The Company's remaining severance obligations are expected to be substantially paid within the next 12 months.

On June 3, 2024, the Company entered into a definitive agreement to sell its Critical Care product group ("Critical Care") to Becton, Dickinson and Company ("BD") and the sale closed on September 3, 2024. In the fourth quarter of 2024, the Company recorded expenses of $19.0 million, primarily related to costs incurred for consulting, legal, tax, and other professional advisory services associated with the sale. For further information, see Note 5.

In September 2022, the Company decided to exit its HARPOON surgical mitral repair system program. As a result, the Company recorded expenses to its United States segment of $62.3 million, of which $60.7 million was included in Restructuring Charges, Separation Costs, and Other and $1.6 million was included in Cost of Sales on the consolidated statements of operations. The expenses primarily related to the full impairment of intangible assets associated with the technology for $52.7 million and other related exit costs. In September 2022, the Company recorded an $11.7 million contingent consideration gain associated with the exit and believes that no additional consideration is due. For further information, see Note 20.

5.    DISCONTINUED OPERATIONS

On June 3, 2024, the Company entered into a definitive agreement to sell Critical Care to BD. In addition, as a next step in the Company's disposal plan to exit businesses that are not focused on implantable medical innovations for structural heart disease, the Company has committed to a plan to sell a non-core product group, with the sale expected to occur in 2025.

Critical Care and the aforementioned non-core product group (collectively, the "discontinued product groups") were historically reported in each of the Company's segments (United States, Europe, Japan, and Rest of World).

The Company concluded that Critical Care met the criteria to be classified as held-for-sale in June 2024 and that the non-core product group met the criteria to be classified as held-for-sale in September 2024. The Company determined that, when considered together, the conditions for discontinued operations presentation had been met with respect to the discontinued product groups. A component of an entity is reported in discontinued operations after meeting the criteria for held-for-sale classification if the disposition represents a strategic shift that has (or will have) a major effect on the entity's operations and financial results. The Company analyzed the quantitative and qualitative factors relevant to the discontinued product groups, including their significance to the Company’s overall net income and total assets, and determined that those conditions for discontinued operations presentation had been met. As such, the historical financial condition and results of the discontinued product groups have been reflected as discontinued operations in the Company's Consolidated Financial Statements. The assets and liabilities associated with discontinued product groups are classified as assets and liabilities of discontinued operations in the Company's consolidated balance sheets. Prior period amounts have been adjusted to reflect the discontinued operations presentation.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. DISCONTINUED OPERATIONS (Continued)

On September 3, 2024, Critical Care was sold for $4.2 billion, which is subject to a further working capital adjustment, resulting in a gain of $3.3 billion (included in Income from Discontinued Operations, net of tax).

In connection with the sale of Critical Care, the Company entered into a transition services agreement ("TSA") to provide certain support services for up to 36 months from the closing date of the sale (with certain extension rights as provided therein). These support services may be in the areas of accounting, information technology, human resources, quality assurance, regulatory affairs, customer support, and global supply chain, among others. In connection with the TSA, the Company recognized an unfavorable contract liability of $115.1 million that will be recognized over the TSA term. As of December 31, 2024, the remaining unfavorable contract liability was $88.8 million, included in Accrued and Other Liabilities and Other Liabilities.

In addition, Edwards and BD entered into other agreements to provide a framework for the ongoing activities between the Company and BD after the sale and until the end of the TSA including, but not limited to, interim operating model agreements to support the commercial operations until there has been a full transfer of all regulatory licenses to BD and completion of services under the TSA agreement, a manufacturing and supply agreement, and a quality agreement. Under these agreements, the Company will continue to provide certain services to BD during the term of these agreements including serving as an undisclosed selling and purchasing agent for the Critical Care business on behalf of BD for a period of up to 36 months.

As of December 31, 2024, the Company had a net receivable of approximately $28.8 million from BD related to the services under the agreements. The Company recorded income from the TSA of $30.3 million during the year ended December 31, 2024, which was recorded in Other Operating Income, net on the Company's consolidated statements of operations.

Details of Income from Discontinued Operations are as follows (in millions):

	Twelve Months Ended December 31,
	2024	2023	2022
Net sales	$730.7	$994.8	$918.4
Cost of sales	276.8	401.4	356.7
Gross profit	453.9	593.4	561.7
Selling, general, and administrative expenses	169.0	242.1	210.0
Research and development expenses	82.2	108.9	101.6
Separation costs and other	221.8	17.2	—
Operating (loss) income, net	(19.1)	225.2	250.1
Other non-operating (income) expense, net	(3,348.3)	(0.5)	2.2
Income from discontinued operations before provision for income taxes	3,329.2	225.7	247.9
Provision for income taxes from discontinued operations	555.5	46.3	50.0
Net income from discontinued operations	2,773.7	179.4	197.9

Separation costs primarily related to consulting, legal, tax, and other professional advisory services associated with the sale of Critical Care.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. DISCONTINUED OPERATIONS (Continued)

Details of assets and liabilities of discontinued operations are as follows (in millions):

	As of December 31,
	2024	2023
Cash and cash equivalents	$9.6	$11.7
Accounts receivable, net of allowances	—	3.6
Other receivables	—	5.2
Inventories	15.1	264.7
Prepaid expenses	2.1	18.0
Other current assets	—	14.4
Total current assets of discontinued operations	$26.8	$317.6
Property, plant, and equipment, net	3.4	158.4
Operating lease right-of-use assets	—	9.6
Goodwill	7.4	108.4
Other intangible assets, net	—	29.0
Deferred income taxes	—	5.2
Other assets	—	0.5
Total non-current assets of discontinued operations	$10.8	$311.1
Accounts payable	$—	$14.8
Accrued and other liabilities	2.0	112.7
Operating lease liabilities	—	2.0
Total current liabilities of discontinued operations	$2.0	$129.5
Operating lease liabilities	—	7.8
Uncertain tax positions	—	4.3
Other liabilities	—	13.0
Total non-current liabilities of discontinued operations	$—	$25.1

Cash flows attributable to the Company's discontinued operations are included in the Company's consolidated statements of cash flows. Significant non-cash operating and investing activities attributable to discontinued operations consisted of the following (in millions):

	Years Ended December 31,
	2024	2023	2022
Depreciation and amortization	12.0	22.9	22.7
Stock-based compensation	16.8	14.6	13.1
Inventory write off	8.2	23.5	6.2
Capital expenditures	16.6	35.4	36.3

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.     OTHER CONSOLIDATED FINANCIAL STATEMENT DETAILS

Composition of Certain Financial Statement Captions

Components of selected captions in the consolidated balance sheets are as follows (in millions):

	As of December 31,
	2024	2023
Inventories
Raw materials	$241.1	$196.3
Work in process	236.2	195.8
Finished products	609.4	511.4
	$1,086.7	$903.5
Property, plant, and equipment, net
Land	$123.9	$112.4
Buildings and leasehold improvements	1,339.8	1,189.0
Machinery and equipment	689.4	618.6
Software	83.4	77.1
Construction in progress	244.0	292.5
	2,480.5	2,289.6
Accumulated depreciation	(794.5)	(698.6)
	$1,686.0	$1,591.0
Other assets
Tax receivable (Note 19)	$293.9	$—
Notes and other receivables	129.3	155.1
Acquisition options	147.1	161.3
Long-term prepaid royalties	101.6	109.9
Fair value of derivatives	34.7	23.4
Other long-term assets	15.0	13.5
	$721.6	$463.2
Accrued and other liabilities
Employee compensation and withholdings	$358.6	$316.4
Accrued rebates	139.3	123.5
Property, payroll, and other taxes	88.1	53.8
Research and development accruals	74.1	71.6
Legal and insurance (Notes 3 and 20)	26.8	28.9
Litigation settlement	73.8	69.1
Taxes payable	286.6	52.7
Fair value of derivatives	8.3	15.2
Accrued marketing expenses	13.8	13.7
Accrued professional services	20.1	8.5
Accrued realignment reserves	27.4	6.4
Accrued relocation costs	15.4	16.9
Unfavorable contract liability	53.7	—
Other accrued liabilities	96.4	79.7
	$1,282.4	$856.4

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6.     OTHER CONSOLIDATED FINANCIAL STATEMENT DETAILS (Continued)
Supplemental Cash Flow Information
(in millions)

	Years Ended December 31,
	2024	2023	2022
Cash paid during the year for:
Interest	$19.6	$19.9	$19.3
Income taxes (a) (Note 19)	$1,196.1	$470.1	$504.1
Amounts included in the measurement of operating lease liabilities	$28.0	$25.7	$25.0
Non-cash investing and financing transactions:
Right-of-use assets obtained in exchange for new lease liabilities	$42.8	$27.3	$23.4
Capital expenditures accruals	$44.1	$43.6	$41.0
______________________________________
(a)     Includes cash paid for income taxes from discontinued operations of $29.7 million, $25.2 million, and $37.4 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Cash, Cash Equivalents, and Restricted Cash
(in millions)

	Years Ended December 31,
	2024	2023	2022
Continuing operations
Cash and cash equivalents	$3,045.2	$1,132.3	$761.5
Restricted cash included in other current assets	3.2	3.3	0.5
Restricted cash included in other assets	0.8	0.7	3.1
Total	$3,049.2	$1,136.3	$765.1
Discontinued operations
Cash and cash equivalents	$9.6	$11.7	$7.5
Total	$9.6	$11.7	$7.5
Total cash, cash equivalents, and restricted cash	$3,058.8	$1,148.0	$772.6

Amounts included in restricted cash primarily represent funds placed in escrow related to litigation.

7. LEASES

The Company leases certain office space, manufacturing facilities, land, apartments, warehouses, vehicles, and equipment with remaining lease terms ranging from less than 1 year to 16 years, some of which include options to extend or terminate the leases.

Operating lease costs for the years ended December 31, 2024, 2023, and 2022 were $28.1 million, $26.9 million, and $25.6 million, respectively. Short-term and variable lease costs were not material for the years ended December 31, 2024, 2023, and 2022.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.     LEASES (Continued)

Supplemental balance sheet information related to operating leases was as follows (in millions, except lease term and discount rate):

	As of December 31,
	2024	2023
Operating lease right-of-use assets	$98.2	$84.4

Operating lease liabilities, current portion	$23.4	$22.9
Operating lease liabilities, long-term portion	78.9	65.2
Total operating lease liabilities	$102.3	$88.1

Maturities of operating lease liabilities at December 31, 2024 were as follows (in millions):

2025	$26.4
2026	23.3
2027	19.1
2028	13.2
2029	8.4
Thereafter	23.8
Total lease payments	114.2
Less: imputed interest	(11.9)
Total lease liabilities	$102.3

The following table provides information on the lease terms and discount rates:

	Years Ended December 31,
	2024	2023
Weighted-average remaining lease term (in years)	5.9	5.8
Weighted-average discount rate	3.4%	2.3%

As of December 31, 2024, the Company had additional operating lease commitments of $1.7 million for office spaces that have not yet commenced.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. INVESTMENTS

Debt Securities

Investments in debt securities at the end of each period were as follows (in millions):

	December 31, 2024				December 31, 2023
Held-to-maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Bank time deposits	$57.9	$—	$—	$57.9	$64.5	$—	$—	$64.5

Available-for-sale
Bank time deposits	$13.9	$—	$—	$13.9	$—	$—	$—	$—
Commercial paper	236.5	—	—	236.5	—	—	—	—
U.S. government and agency securities	238.1	0.1	(1.1)	237.1	72.7	0.1	(2.8)	70.0
Asset-backed securities	70.2	—	(1.4)	68.8	192.1	—	(7.8)	184.3
Corporate debt securities	465.0	0.1	(2.8)	462.3	658.5	—	(16.7)	641.8
Municipal securities	2.7	—	—	2.7	2.8	—	(0.2)	2.6
	$1,026.4	$0.2	$(5.3)	$1,021.3	$926.1	$0.1	$(27.5)	$898.7

The cost and fair value of investments in debt securities, by contractual maturity, as of December 31, 2024 were as follows:

	Held-to-Maturity		Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Due in 1 year or less	$57.9	$57.9	$874.0	$872.8
Due after 1 year through 5 years	—	—	64.3	62.8
Instruments not due at a single maturity date (a)	—	—	88.1	85.7
	$57.9	$57.9	$1,026.4	$1,021.3
_______________________________________
(a)     Consists of mortgage-backed and asset-backed securities.

Actual maturities may differ from the contractual maturities due to call or prepayment rights.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. INVESTMENTS (Continued)

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2024 and 2023, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	December 31, 2024
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$—	$—	$19.9	$(1.1)	$19.9	$(1.1)
Asset-backed securities	8.4	(0.1)	53.3	(1.3)	61.7	(1.4)
Corporate debt securities	—	—	141.0	(2.8)	141.0	(2.8)
	$8.4	$(0.1)	$214.2	$(5.2)	$222.6	$(5.3)

	December 31, 2023
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$—	$—	$67.1	$(2.8)	$67.1	$(2.8)
Asset-backed securities	10.2	(1.8)	172.7	(6.0)	182.9	(7.8)
Corporate debt securities	25.0	(0.1)	601.3	(16.6)	626.3	(16.7)
Municipal securities	—	—	2.6	(0.2)	2.6	(0.2)
	$35.2	$(1.9)	$843.7	$(25.6)	$878.9	$(27.5)

The Company reviews its investments in debt securities to determine if there has been an other-than-temporary decline in fair value. Consideration is given to (1) the financial condition and near-term prospects of the issuer, including the credit quality of the security's issuer, (2) the Company's intent to sell the security, and (3) whether it is more likely than not the Company will have to sell the security before recovery of its amortized cost. The unrealized losses on the debt securities were largely due to changes in interest rates, not credit quality, and as of December 31, 2024, the Company did not intend to sell the securities, and it was not more likely than not that it will be required to sell the securities before recovery of the unrealized losses, and, therefore, the unrealized losses are considered temporary.

Investments in Unconsolidated Entities

The Company has a number of equity investments in unconsolidated entities. These investments are recorded in Long-term Investments on the consolidated balance sheets, and are as follows:

	December 31,
	2024	2023
	(in millions)
Equity method investments
Carrying value of equity method investments	$34.8	$33.6
Equity securities
Carrying value of marketable equity securities	5.5	—
Carrying value of non-marketable equity securities	119.1	87.6
Total investments in unconsolidated entities	$159.4	$121.2

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. INVESTMENTS (Continued)

The Company makes equity investments in limited liability companies that invest in qualified community development entities through the New Markets Tax Credit ("NMTC") program. The NMTC program provides federal tax incentives to investors to make investments in distressed communities and promotes economic improvements through the development of successful businesses in these communities. The NMTC is equal to 39% of the qualified investment and is taken over seven years. These limited liability companies are VIEs. The Company determined that it is not the primary beneficiary of the VIEs because it does not have the power to direct the activities that most significantly impact the economic performance of the VIEs, and, therefore, the Company does not consolidate these entities. Instead, the NMTC investments are accounted for as equity method investments.

Marketable equity securities consist of investments with readily determinable fair values over which we do not own a controlling interest or exercise significant influence. Non-marketable equity securities consist of investments in privately held companies without readily determinable fair values, and are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. During 2024, the Company recorded an upward adjustment of $0.5 million and a downward adjustment of $3.1 million due to observable price changes. During 2023, the Company did not record any upward or downward adjustments due to observable price changes or impairments. As of December 31, 2024, the Company had recorded cumulative upward adjustments of $9.3 million based on observable price changes, and cumulative downward adjustments of $6.2 million due to impairments and observable price changes.

During 2024, 2023, and 2022, the gross realized gains or losses from sales of available-for-sale investments were not material.

9.    INVESTMENTS IN VARIABLE INTEREST ENTITIES

The Company reviews its investments in other entities to determine whether the Company is the primary beneficiary of a VIE. The Company would be the primary beneficiary of the VIE, and would be required to consolidate the VIE, if it has the power to direct the significant activities of the entity and the obligation to absorb losses or receive benefits from the entity that may be significant to the VIE. The Company's maximum loss exposure to VIEs, prior to the exercise of options to acquire the entities, is limited to its investment in the VIEs, which include equity investments, options to acquire, and promissory notes.

Consolidated VIEs

In February 2023, the Company acquired a majority equity interest in a medical technology company pursuant to a preferred stock purchase agreement, and amended and restated a previous option agreement to acquire the remaining equity interest. Edwards concluded that it is the primary beneficiary and consolidated the VIE. The total assets and liabilities of the Company's consolidated VIE was $252.3 million and $24.3 million, respectively, as of December 31, 2024, and were $272.1 million and $31.5 million, respectively, as of December 31, 2023. The assets of the VIE can only be used to settle obligations of the VIE and general creditors have no recourse to the Company.

Unconsolidated VIEs

Edwards has relationships with various VIEs that it does not consolidate as Edwards lacks the power to direct the activities that significantly impact the economic success of these entities.

In December 2024, the Company entered into an option agreement and an amended preferred stock purchase agreement with a medical technology company. The Company had previously made an investment in preferred stock of the medical technology company under the prior preferred stock purchase agreement dated in 2021. Under the option agreement, Edwards paid $30.0 million and agreed to pay up to an additional $10.0 million of milestone-based consideration for an option to acquire the medical technology company. As of December 31, 2024 and 2023, the Company had invested $20.0 million and $5.0 million, respectively, in the medical technology company's preferred equity securities (included in Long-term Investments). In addition, the Company agreed to loan the medical technology company up to $40.0 million upon the medical technology company's achievement of a certain clinical trial milestone.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9.    INVESTMENTS IN VARIABLE INTEREST ENTITIES (Continued)
In July 2024, the Company entered into an agreement and plan of merger to acquire JenaValve Technology, Inc. ("JenaValve"). Concurrently, the Company entered into a promissory note agreement to loan JenaValve up to $75.0 million should the merger not close within 90 days, amongst certain other conditions. As of December 31, 2024, the Company had advanced $15.0 million under the note agreement (included in Other Assets on the consolidated balance sheets), and had advanced an additional $10.0 million through February 2025.

In August 2022, the Company entered into an option agreement with a medical device company. Under the option agreement, Edwards paid $47.1 million for an option to acquire the medical device company. The $47.1 million option is included in Other Assets on the consolidated balance sheets.

In June 2022, the Company entered into a convertible promissory note and amended its existing warrant agreement with a medical device company. Under the convertible promissory note agreement, the Company agreed to loan the medical device company up to $47.5 million, all of which had been advanced as of December 31, 2024. In addition, in 2019, the Company paid $35.0 million for an option to acquire the medical device company. The $35.0 million option and the $47.5 million note receivable are included in Other Assets on the consolidated balance sheets.

In April 2021, the Company entered into a promissory note agreement, a preferred stock purchase agreement, and an option agreement with a privately-held medical device company (the "Investee"). The secured promissory note provides for borrowings up to $45.0 million. At both December 31, 2024 and December 31, 2023, the Company had advanced $45.0 million and $30.0 million, respectively, under the promissory note (included in Other Assets). As of December 31, 2024 and 2023, the Company had invested $42.8 million and $39.3 million, respectively, in the Investee's preferred equity securities (included in Long-term Investments), and had paid $20.9 million and $13.1 million, respectively, for an option to acquire the Investee (included in Other Assets). Pursuant to the agreement, the Company may be required to invest up to an additional $3.0 million in the Investee's preferred equity securities and up to an additional $6.6 million for the option to acquire the Investee.

In addition, Edwards has made equity investments through the NMTC program in limited liability companies that are considered VIEs. For further information, see Note 8.

10.    BUSINESS COMBINATIONS

Innovalve Bio Medical Ltd.

On October 1, 2024, the Company acquired all the remaining outstanding shares of Innovalve Bio Medical Ltd.
("Innovalve"). Innovalve is a developer of a minimally-invasive, catheterization-based procedure, to perform replacement of the mitral valve. The acquisition was completed primarily to expand the Company's transcatheter mitral valve replacement technologies to address large unmet structural heart patient needs and support sustainable long-term growth.

Prior to the acquisition date, the Company had previously paid $30.0 million for an option to acquire Innovalve, which was historically recorded in Other Assets using the measurement alternative for fair value, and had an existing preferred stock investment in Innovalve of $3.5 million, which represented an ownership interest in Innovalve of approximately 4% (collectively, the "previously held equity interest in Innovalve"). In July 2024, the Company exercised its option to acquire the remaining equity interest in Innovalve, which was accounted for as a step acquisition at the time of closing in accordance with Accounting Standards Codification Topic 805, "Business Combinations." Accordingly, the Company allocated the purchase price of the acquired company to the net tangible assets and intangible assets acquired based upon their preliminary estimated fair values. The Company remeasured the previously held equity interest in Innovalve to its fair value based upon a valuation of the acquired business, as of the date of acquisition. The Company considered multiple factors in determining the fair value of the previously held equity interest in Innovalve, including, (i) the price negotiated with the selling shareholders for the remaining 96% interest in Innovalve and (ii) an income approach valuation model. As a result of the remeasurement of the previously held equity interest in Innovalve, the Company recognized a gain of $30.5 million in Other Non-operating Income, net in the fourth quarter of 2024.

The purchase consideration for the acquisition of Innovalve was $380.9 million, which consisted of cash consideration of $298.2 million (net of cash acquired of $21.1 million), the fair value of the Company's previously held equity interest in Innovalve of $64.6 million, the settlement of pre-existing relationships of $5.4 million, and the fair value of contingent

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10.    BUSINESS COMBINATIONS (Continued)
consideration of $12.7 million relating to the Company's agreement to pay up to an additional $25.0 million in a pre-specified milestone-driven payment that is dependent on the receipt of pre-market approval from the United States Food and Drug Administration for a class III medical device on or prior to the five-year anniversary of the acquisition date. The Company recognized a $12.7 million contingent consideration liability for the estimated fair value of the contingent milestone payment. The fair value of the contingent milestone payment will be remeasured each quarter, with changes in the fair value recognized within operating expenses on the consolidated statements of operations.
In connection with the acquisition of Innovalve, the Company placed $34.6 million of the cash consideration paid at closing into escrow to satisfy any claims for indemnification made in accordance with the merger agreement and for purchase price adjustments. Acquisition-related costs of $2.3 million were recorded in Selling, General, and Administrative Expenses during the year ended December 31, 2024.

The following table summarizes the fair value of consideration transferred and the fair values of the assets acquired and liabilities assumed (in millions):

Cash consideration paid at closing	$319.3
Settlement of pre-existing relationships	5.4
Fair value of previously held equity interest in Innovalve	64.6
Fair value of contingent consideration	12.7
Total purchase price	402.0
Less: cash acquired	(21.1)
Total purchase price, net of cash acquired	$380.9

Current assets	$26.5
Property and equipment, net	1.2
Goodwill	205.4
In-process research and development	218.4
Liabilities assumed	(8.2)
Deferred tax liabilities	(41.3)
Net assets acquired	402.0
Less: cash acquired	(21.1)
Total purchase price, net of cash acquired	$380.9

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

Goodwill includes Innovalve's assembled workforce and expected synergies the Company believes will result from the acquisition. Additionally, goodwill reflects the value attributed to future iterations of the in-process research and development ("IPR&D"), potential future technologies, and future customer relationships. Goodwill was assigned to the Company’s Rest of World segment and is not deductible for tax purposes. IPR&D has been capitalized at fair value as an intangible asset with an indefinite life and will be assessed for impairment in subsequent periods. The fair value of the IPR&D was determined using the income approach. This approach determines fair value based on cash flow projections which are discounted to present value using a risk-adjusted rate of return. The discount rate used to determine the fair value of the IPR&D was 10.5%, which was developed considering the technical and feasibility risk present in Innovalve's forecast. Completion of successful design developments, bench testing, pre-clinical studies and human clinical studies are required prior to selling any product. The risks and uncertainties associated with completing development within a reasonable period of time include those related to the design, development, and manufacturability of the product, the success of pre-clinical and clinical studies, and the timing of regulatory approvals. The valuation assumed $74.3 million of additional research and development expenditures would be

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10.    BUSINESS COMBINATIONS (Continued)
incurred prior to the date of product introduction. In the valuation, net cash inflows were modeled to commence in the United States in 2028, Europe in 2029, and Japan in 2030. Upon completion of development, the underlying research and development asset will be amortized over its estimated useful life.

The results of operations for Innovalve have been included in the accompanying consolidated financial statements from the date of acquisition. Pro forma results have not been presented as the results of Innovalve are not material in relation to the consolidated financial statements of Edwards Lifesciences.

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

Prior to the acquisition date, the Company had previously paid $60.0 million for an option to acquire Endotronix, which was historically recorded in Other Assets using the measurement alternative for fair value, and had an existing preferred stock investment in Endotronix of $10.0 million, which represented an ownership interest in Endotronix of approximately 7% (collectively, the "previously held equity interest in Endotronix"). In July 2024, the Company exercised its option to acquire the remaining equity interest in Endotronix which was accounted for as a step acquisition in accordance with Accounting Standards Codification Topic 805, "Business Combinations." Accordingly, the Company allocated the purchase price of the acquired company to the net tangible assets and intangible assets acquired based upon their preliminary estimated fair values. The Company remeasured the previously held equity interest in Endotronix to its fair value, as of the date of acquisition. The Company considered multiple factors in determining the fair value of the previously held equity interest in Endotronix, including, (i) the price negotiated with the selling shareholders for the remaining 93% interest in Endotronix and (ii) an income approach valuation model. As a result of the remeasurement of the previously held equity interest in Endotronix, the Company recognized a gain of $24.6 million in Other income, net in the third quarter of 2024.

The purchase consideration for the acquisition of Endotronix was $798.8 million, which consisted of cash consideration of $649.1 million (net of cash acquired of $1.2 million), the fair value of the Company's previously held equity interest in Endotronix of $94.6 million, and the settlement of pre-existing relationships of $53.1 million. In addition, the Company agreed to pay an additional $2.0 million in a pre-specified milestone-driven payment that is dependent on the receipt of CE Mark approval for the CorPASS before June 30, 2025. The Company recognized a $2.0 million contingent consideration liability for the estimated fair value of the contingent milestone payment. The fair value of the contingent milestone payment will be remeasured each quarter, with changes in the fair value recognized within operating expenses on the consolidated statements of operations.
In connection with the acquisition of Endotronix, the Company placed $35.0 million of the cash consideration paid at closing into escrow to satisfy any claims for indemnification made in accordance with the merger agreement and for purchase price adjustments. Acquisition-related costs of $6.0 million were recorded in Selling, General, and Administrative Expenses during the year ended December 31, 2024.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10.    BUSINESS COMBINATIONS (Continued)

The following table summarizes the fair value of consideration transferred and the fair values of the assets acquired and liabilities assumed (in millions):

Cash consideration paid at closing	$650.3
Settlement of pre-existing relationships	53.1
Fair value of previously held equity interest in Endotronix	94.6
Fair value of contingent consideration	2.0
Total purchase price	800.0
Less: cash acquired	(1.2)
Total purchase price, net of cash acquired	$798.8

Current assets	$7.7
Property and equipment, net	12.6
Goodwill	382.8
In-process research and development	68.9
Developed technology	388.9
Operating lease right-of-use assets	9.9
Other assets	0.7
Liabilities assumed	(26.3)
Deferred tax liabilities	(45.2)
Net assets acquired	800.0
Less: cash acquired	(1.2)
Total purchase price, net of cash acquired	$798.8

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

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10.    BUSINESS COMBINATIONS (Continued)
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

The Company placed $12.0 million of the cash consideration paid at closing into escrow to satisfy any claims for indemnification made in accordance with the merger agreement. Any funds remaining 15 months after the acquisition date will be disbursed to JC Medical's former shareholders. Acquisition-related costs of $1.6 million were recorded in Selling, General, and Administrative Expenses during the twelve months ended December 31, 2024.

JC Medical is a structural heart company that is primarily engaged in the design and development of transcatheter valve replacement products for the minimally invasive treatment of structural heart disease. The acquisition was completed primarily to expand the Company's TAVR technologies to enable the treatment of patients with aortic regurgitation. The acquisition was accounted for as a business combination. Tangible and intangible assets acquired were recorded based on their estimated fair values at the acquisition date. The excess of the purchase price over the fair value of net assets acquired was recorded to goodwill.

The following table summarizes the fair value of consideration transferred and the fair values of the assets acquired and liabilities assumed (in millions):

Cash consideration paid at closing	$114.8
Fair value of contingent consideration	1.8
Total purchase price	116.6
Less: cash acquired	(0.3)
Total purchase price, net of cash acquired	$116.3

Current assets	$0.3
Property and equipment, net	0.3
Goodwill	46.4
In-process research and development	86.6
Current liabilities assumed	(1.0)
Deferred tax liabilities	(16.0)
Net assets acquired	116.6
Less: cash acquired	(0.3)
Total purchase price, net of cash acquired	$116.3

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
10.    BUSINESS COMBINATIONS (Continued)
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

Other Acquisition

On February 28, 2023, the Company acquired 61% of the then outstanding shares of a medical technology company in an all-cash transaction. The Company determined it was the primary beneficiary of this VIE, and the VIE has been consolidated in the Company's consolidated financial statements. In addition, the Company amended and restated its previous option agreement with the medical technology company. The option agreement gives Edwards the option to acquire the remaining equity interest in the medical technology company.

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

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10.    BUSINESS COMBINATIONS (Continued)
The valuation for the medical technology company assumed $68.6 million of additional research and development expenditures would be incurred prior to the date of product introduction and net cash inflows were modeled to commence in the United States and Europe in 2028 and in Japan in 2029. The Company does not currently anticipate significant changes to forecasted research and development expenditures or in the timing of net cash inflows. Upon completion of development, the underlying in-process research and development asset will be amortized over its estimated useful life. Upon completion of development, the underlying research and development asset will be amortized over its estimated useful life.

11.    GOODWILL AND OTHER INTANGIBLE ASSETS

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

The changes in the carrying amount of goodwill, by segment, during the years ended December 31, 2024 and 2023 were as follows:

	United States	Europe	Rest of World	Total
	(in millions)
Goodwill at December 31, 2022	$710.7	$56.3	$297.8	$1,064.8
Goodwill acquired during the year	—	—	78.4	78.4
Currency translation adjustment	—	1.9	—	1.9
Goodwill at December 31, 2023	710.7	58.2	376.2	1,145.1
Goodwill acquired during the year (Note 10)	429.2	—	205.4	634.6
Currency translation adjustment	—	(3.0)	—	(3.0)
Goodwill at December 31, 2024	$1,139.9	$55.2	$581.6	$1,776.7

Other intangible assets consist of the following (in millions):

		December 31,
	Weighted-Average Useful Life (in years)	2024			2023
		Cost	Accumulated Amortization	Net Carrying Value	Cost	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets
Patents	10.0	$138.8	$(90.5)	$48.3	$119.0	$(87.3)	$31.7
Developed technology	12.2	665.2	(47.4)	617.8	155.8	(45.7)	110.1
Other	0.0	3.4	(3.4)	—	3.5	(3.5)	—
	12.1	807.4	(141.3)	666.1	278.3	(136.5)	141.8
Indefinite-lived intangible assets
In-process research and development		510.5	—	510.5	257.6	—	257.6
		$1,317.9	$(141.3)	$1,176.6	$535.9	$(136.5)	$399.4

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11.    GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

Amortization expense related to other intangible assets for the years ended December 31, 2024, 2023, and 2022 was $5.6 million, $2.2 million, and $2.3 million, respectively. Estimated amortization expense for each of the years ending December 31 is as follows (in millions):

2025	$9.8
2026	19.1
2027	33.0
2028	56.8
2029	81.3

12.    DEBT AND CREDIT FACILITIES

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

The following is a summary of the Notes as of December 31, 2024 and 2023:

	December 31,
	2024		2023
	Amount	Effective Interest Rate	Amount	Effective Interest Rate
	(in millions)		(in millions)
Fixed-rate 4.3% Notes	$600.0	4.329%	$600.0	4.329%
Unamortized discount	(0.5)		(0.7)
Unamortized debt issuance costs	(1.8)		(2.3)
Total carrying amount	$597.7		$597.0

As of December 31, 2024 and 2023, the fair value of the Notes was $587.5 million and $591.6 million, respectively, based on observable market prices in less active markets and categorized as Level 2. For further information, see Note 13). The debt issuance costs, as well as the discount, are being amortized to interest expense over the term of the Notes.

The Company has a Five-Year Credit Agreement ("the Credit Agreement") that provides for a $750.0 million multi-currency unsecured revolving credit facility and matures on July 15, 2027. Subject to certain terms and conditions and the agreement of the lenders, the Company may increase the amount available under the Credit Agreement by up to an additional $250.0 million in the aggregate and extend the maturity date for an additional year. Borrowings under the Credit Agreement bear interest at a variable rate based on the Secured Overnight Financing Rate ("SOFR"), plus a spread ranging from 0.785% to 1.3%, depending on the leverage ratio or credit rating, as defined in the Credit Agreement, plus a 0.1% credit spread adjustment. The Company will also pay a facility fee ranging from 0.09% to 0.20%, depending on the Company's leverage ratio or credit rating, on the entire credit commitment available, whether or not drawn. The facility fee is expensed as incurred. During 2024, under the Credit Agreement, the spread over SOFR was 0.9% and the facility fee was 0.1%. Issuance costs of $2.1 million are being amortized to interest expense over the term of the Credit Agreement. As of December 31, 2024 and 2023, there were no borrowings outstanding. Amounts outstanding under the Credit Agreement, if any from time to time, are classified as long-term obligations in accordance with the terms of the Credit Agreement. The Credit Agreement is unsecured and contains various financial and other covenants, including a maximum leverage ratio, as defined in the Credit Agreement. The Company was in compliance with all covenants under the Credit Agreement at December 31, 2024.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12.    DEBT AND CREDIT FACILITIES (Continued)

The weighted-average interest rate under all debt obligations, including the impact of the cross currency swap contract (see Note 14), was 3.4% at both December 31, 2024 and 2023.

13.    FAIR VALUE MEASUREMENTS

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

The consolidated financial statements include financial instruments for which the fair market value of such instruments may differ from amounts reflected on a historical cost basis. Financial instruments of the Company consist of cash deposits, accounts and other receivables, investments, accounts payable, certain accrued liabilities, and borrowings under a revolving credit agreement. The carrying value of these financial instruments generally approximates fair value due to their short-term nature. Financial instruments also include Notes payable. See Note 12 for further information on the fair value of the Notes payable.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13.    FAIR VALUE MEASUREMENTS (Continued)
Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company's financial instruments which are measured at fair value on a recurring basis as of December 31, 2024 and 2023 (in millions):

December 31, 2024	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,394.4	$985.5	$—	$2,379.9
Available-for-sale investments:
Bank time deposits	—	13.9	—	13.9
Corporate debt securities	—	462.3	—	462.3
Asset-backed securities	—	68.8	—	68.8
United States government and agency securities	—	237.1	—	237.1
Commercial paper	—	236.5	—	236.5
Municipal securities	—	2.7	—	2.7
Equity investments in unconsolidated entities	5.5	—	—	5.5
Investments held for deferred compensation plans	146.6	—	—	146.6
Derivatives	—	82.1	—	82.1
	$1,546.5	$2,088.9	$—	$3,635.4
Liabilities
Derivatives	$—	$8.2	$—	$8.2
Contingent consideration liabilities	—	—	16.5	16.5
Other	—	—	5.0	5.0
	$—	$8.2	$21.5	$29.7

December 31, 2023
Assets
Cash equivalents	$579.2	$—	$—	$579.2
Available-for-sale investments:
Corporate debt securities	—	641.8	—	641.8
Asset-backed securities	—	184.3	—	184.3
United States government and agency securities	—	70.0	—	70.0
Municipal securities	—	2.6	—	2.6
Investments held for deferred compensation plans	125.8	—	—	125.8
Derivatives	—	39.5	—	39.5
	$705.0	$938.2	$—	$1,643.2
Liabilities
Derivatives	$—	$15.2	$—	$15.2
Other	—	—	10.3	10.3
	$—	$15.2	$10.3	$25.5

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13.    FAIR VALUE MEASUREMENTS (Continued)
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

Deferred Compensation Plans

The Company holds investments related to its deferred compensation plans. The fair values of these investments are in a variety of stock, bond, and money market mutual funds. The fair values of these investments are based on quoted market prices.

Derivative Instruments

The Company uses derivative financial instruments in the form of foreign currency forward exchange contracts and cross currency swap contracts to manage foreign currency exposures. All derivative instruments are recognized on the balance sheet at their fair value. Fair value was measured using quoted foreign exchange rates, interest rates, yield curves, and cross currency swap basis rates. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Contingent Consideration Liabilities

Certain of the Company's acquisitions involve contingent consideration arrangements. Payment of additional consideration is contingent upon the acquired company reaching certain performance milestones, such as attaining specified sales levels or obtaining regulatory approvals. These contingent consideration liabilities are measured at estimated fair value using either a probability weighted discounted cash flow analysis or a Monte Carlo simulation model, both of which consider significant unobservable inputs. These inputs include (1) the discount rate used to calculate the present value of the projected cash flows (ranging from 0.0% to 11.8%; with a weighted average of 4.7%), (2) the probability of milestone achievement (ranging from 60% to 100%; with a weighted average of 64.8%), (3) the projected payment dates (ranging from 2025 to 2032; with a weighted average of 2028), and (4) the volatility of future revenue (27%). The weighted average of each of the above inputs was determined based on the relative fair value of each obligation. The use of different assumptions could have a material effect on the estimated fair value amounts.

The following table summarizes the changes in fair value of Level 3 financial instruments measured at fair value on a recurring basis for the years ended December 31, 2024 and 2023 (in millions):

	Contingent Consideration	Other	Total
Fair value, December 31, 2022	$26.2	$14.0	$40.2
Changes in fair value	(26.2)	(3.7)	(29.9)
Fair value, December 31, 2023	$—	$10.3	$10.3
Additions	16.5	—	16.5
Changes in fair value	—	(5.3)	(5.3)
Fair value, December 31, 2024	$16.5	$5.0	$21.5

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses derivative financial instruments to manage its currency exchange rate risk and its interest rate risk as summarized below. Notional amounts are stated in United States dollar equivalents at spot exchange rates at the respective dates. The Company does not enter into these arrangements for trading or speculation purposes.

	Notional Amount
	As of December 31,
	2024	2023
	(in millions)
Foreign currency forward exchange contracts	$1,926.9	$1,460.3
Cross currency swap contracts	300.0	300.0

The following table presents the location and fair value amounts of derivative instruments reported in the consolidated balance sheets (in millions):

		Fair Value
		As of December 31,
	Balance Sheet Location	2024	2023
Derivatives designated as hedging instruments
Assets
Foreign currency contracts	Other current assets	$47.4	$16.1
Cross currency swap contracts	Other assets	$34.7	$23.4
Liabilities
Foreign currency contracts	Accrued and other liabilities	$6.4	$15.2
Derivatives not designated as hedging instruments
Liabilities
Foreign currency contracts	Accrued and other liabilities	$1.8	$—

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)
The following table presents the effect of master-netting agreements and rights of offset on the consolidated balance sheets (in millions):

				Gross Amounts Not Offset in the Consolidated Balance Sheet
		Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet
December 31, 2024	Gross Amounts			Financial Instruments	Cash Collateral Received	Net Amount
Derivative Assets
Foreign currency contracts	$47.4	$—	$47.4	$(5.4)	$—	$42.0
Cross currency swap contracts	$34.7	$—	$34.7	$—	$—	$34.7
Derivative Liabilities
Foreign currency contracts	$8.2	$—	$8.2	$(5.4)	$—	$2.8
December 31, 2023
Derivative Assets
Foreign currency contracts	$16.1	$—	$16.1	$(9.4)	$—	$6.7
Cross currency swap contracts	$23.4	$—	$23.4	$—	$—	$23.4
Derivative Liabilities
Foreign currency contracts	$15.2	$—	$15.2	$(9.4)	$—	$5.8

The following table presents the effect of derivative and non-derivative hedging instruments on the consolidated statements of operations and consolidated statements of comprehensive income:

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)
	2024	2023
Cash flow hedges
Foreign currency contracts	$83.8	$29.2
Net investment hedges
Cross-currency swap contracts	$11.3	$(17.3)

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
14.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)
The following tables present the effect of fair value and cash flow hedge accounting on the consolidated statements of operations:

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Year Ended December 31, 2024
	Cost of sales	Interest income, net	Other non-operating income, net

Total amounts presented in the consolidated statements of operations	$(1,117.5)	$(19.8)	$68.9
The effects of fair value hedges:
Foreign currency contracts:
Hedged items	—	—	(4.0)
Derivatives designated as hedging instruments	—	—	4.0
Amount excluded from effectiveness testing (amortized)	—	—	0.8
The effects of cash flow hedges:
Foreign currency contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive loss into income	35.8	—	—
The effects of net investment hedges:
Cross currency swap contracts
Amount excluded from effectiveness testing	—	7.0	—
The effects of non-designated hedges:
Foreign currency contracts:	—	—	22.4

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Year Ended December 31, 2023
	Cost of sales	Interest income, net	Other non-operating income, net

Total amounts presented in the consolidated statements of operations	$(978.4)	$(17.6)	$13.9
The effects of fair value hedges:
Foreign currency contracts:
Hedged items	—	—	(9.2)
Derivatives designated as hedging instruments	—	—	9.2
Amount excluded from effectiveness testing (amortized)	—	—	4.7
The effects of cash flow hedges:
Foreign currency contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive loss into income	58.9	—	—
The effects of net investment hedges:
Cross currency swap contracts
Amount excluded from effectiveness testing	—	6.9	—
The effects of non-designated hedges:
Foreign currency contracts:	—	—	7.4

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)
The Company expects that during 2025 it will reclassify to earnings a $10.7 million gain currently recorded in Accumulated Other Comprehensive Loss. For the years ended December 31, 2024, 2023, and 2022, the Company did not record any gains or losses due to hedge ineffectiveness.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.    EMPLOYEE BENEFIT PLANS

Defined Benefit Plans

The Company maintains defined benefit pension plans in Japan and certain European countries.

	Years Ended December 31,
	2024	2023
	(in millions)
Change in projected benefit obligation:
Beginning of year	$111.7	$94.1
Service cost	5.0	4.3
Interest cost	1.9	2.3
Participant contributions	2.0	1.9
Actuarial loss	3.6	9.9
Benefits paid	(1.5)	(3.8)
Plan amendment	(0.5)	(0.4)
Divestiture (Note 5)	(4.4)	—
Settlements and curtailment gain (Note 5)	(5.4)	—
Currency exchange rate changes and other	(5.7)	3.4
End of year	$106.7	$111.7
Change in fair value of plan assets:
Beginning of year	$75.5	$70.6
Actual return on plan assets	6.3	0.8
Employer contributions	6.4	3.5
Participant contributions	2.0	1.9
Divestiture (Note 5)	(4.4)	—
Settlements	(5.9)	—
Benefits paid	(1.5)	(3.8)
Currency exchange rate changes and other	(3.8)	2.5
End of year	$74.6	$75.5
Funded Status
Projected benefit obligation	$(106.7)	$(111.7)
Plan assets at fair value	74.6	75.5
Underfunded status	$(32.1)	$(36.2)
Net amounts recognized on the consolidated balance sheet:
Other liabilities	$32.1	$36.2
Accumulated other comprehensive loss, net of tax:
Net actuarial loss	$(9.1)	$(10.3)
Net prior service credit	4.4	5.2
Deferred income tax benefit	0.6	0.9
Total	$(4.1)	$(4.2)

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15.    EMPLOYEE BENEFIT PLANS (Continued)
The accumulated benefit obligation for all defined benefit pension plans was $102.1 million and $106.8 million as of December 31, 2024 and 2023, respectively. Pension plans with accumulated benefit obligations in excess of plan assets and plans with projected benefit obligations in excess of plan assets were as follows:

	December 31,
	2024	2023
	(in millions)
Plans with accumulated benefit obligation in excess of plan assets
Accumulated benefit obligation	$89.1	$106.8
Fair value of plan assets	61.6	75.5
Plans with projected benefit obligation in excess of plan assets
Projected benefit obligation	$106.7	$111.7
Fair value of plan assets	74.6	75.5

The components of net periodic pension benefit cost are as follows (in millions):

	Years Ended December 31,
	2024	2023	2022
Service cost, net	$5.0	$4.3	$5.5
Interest cost	1.9	2.3	0.5
Expected return on plan assets	(3.1)	(2.7)	(1.5)
Settlements and curtailment gain	1.2	—	0.1
Amortization of actuarial loss	0.2	—	0.5
Amortization of prior service credit	(0.8)	(0.8)	(0.7)
Net periodic pension benefit cost	$4.4	$3.1	$4.4

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

The weighted-average assumptions used to determine the benefit obligations are as follows:

	December 31,
	2024	2023
Discount rate	1.5%	1.8%
Rate of compensation increase	2.8%	2.9%
Cash balance interest crediting rate	1.5%	1.5%
Social securities increase	1.8%	1.8%
Pension increase	2.2%	2.2%

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15.    EMPLOYEE BENEFIT PLANS (Continued)
The weighted-average assumptions used to determine the net periodic pension benefit cost are as follows:

	Years ended December 31,
	2024	2023	2022
Discount rate	1.8%	2.5%	0.5%
Expected return on plan assets	4.3%	3.7%	2.1%
Rate of compensation increase	2.9%	2.9%	2.6%
Cash balance interest crediting rate	1.5%	1.5%	1.5%
Social securities increase	1.8%	1.8%	1.6%
Pension increase	2.2%	2.2%	1.8%

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

The Company's Administrative and Investment Committee decides on the defined benefit plan provider in each location and that provider decides the target allocation for the Company's defined benefit plan at that location. The target asset allocation selected reflects a risk/return profile the Company feels is appropriate relative to the plans' liability structure and return goals. In certain plans, asset allocations may be governed by local requirements. Target weighted-average asset allocations at December 31, 2024, by asset category, are as follows:

Equity securities	30.9%
Debt securities	37.2%
Real estate	14.7%
Other	17.2%
Total	100.0%

The fair values of the Company's defined benefit plan assets at December 31, 2024 and 2023, by asset category, are as follows (in millions):

December 31, 2024	Level 1	Level 2	Level 3	Total
Asset Category
Cash	$1.1	$—	$—	$1.1
Equity securities:
United States equities	2.0	—	—	2.0
International equities	21.1	—	—	21.1
Debt securities:
United States government bonds	3.2	—	—	3.2
International government bonds	24.6	—	—	24.6
Real estate	—	11.0	—	11.0
Mortgages	—	3.0	—	3.0
Insurance contracts	—	—	0.7	0.7
Total plan assets measured at fair value	$52.0	$14.0	$0.7	$66.7
Alternative investments measured at net asset value (a)				7.9
Total plan assets				$74.6

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15.    EMPLOYEE BENEFIT PLANS (Continued)

December 31, 2023	Level 1	Level 2	Level 3	Total
Asset Category
Cash	$2.0	$—	$—	$2.0
Equity securities:
United States equities	2.6	—	—	2.6
International equities	21.0	—	—	21.0
Debt securities:
United States government bonds	3.5	—	—	3.5
International government bonds	26.0	—	—	26.0
Real estate	—	8.7	—	8.7
Mortgages	—	4.0	—	4.0
Insurance contracts	—	—	0.8	0.8
Total plan assets	$55.1	$12.7	$0.8	$68.6
Alternative investments measured at net asset value (a)				6.9
Total plan assets				$75.5
_______________________________________
(a)     Certain investments that were measured at net asset value per share have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the total plan assets.

The following table summarizes the changes in fair value of the Company's defined benefit plan assets that have been classified as Level 3 for the years ended December 31, 2024 and 2023 (in millions):

Insurance Contracts
Balance at December 31, 2022	$0.8
Actual return on plan assets:
Relating to assets still held at December 31, 2023	0.2
Purchases, sales and settlements	(0.2)
Balance at December 31, 2023	0.8
Actual return on plan assets:
Relating to assets still held at December 31, 2024	0.4
Purchases, sales and settlements	(0.5)
Balance at December 31, 2024	$0.7

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

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15.    EMPLOYEE BENEFIT PLANS (Continued)
The following benefit payments, which reflect expected future service, as appropriate, at December 31, 2024, are expected to be paid (in millions):

2025	$6.9
2026	5.5
2027	5.8
2028	7.5
2029	7.2
2030-2034	36.5

As of December 31, 2024, expected employer contributions for 2025 are $2.6 million.

Defined Contribution Plans

The Company's employees in the United States are eligible to participate in a qualified defined contribution plan. In the United States, participants may contribute up to 25% of their eligible compensation (subject to tax code limitation) to the plan. Edwards Lifesciences matches the first 4% of the participant's annual eligible compensation contributed to the plan on a dollar-for-dollar basis. Edwards Lifesciences matches the next 2% of the participant's annual eligible compensation to the plan on a 50% basis. Prior to the sale of the Company's Critical Care product group (see Note 5), participants in Puerto Rico could contribute up to 25% of their annual compensation (subject to tax code limitation) to the plan. Edwards Lifesciences matched the first 4% of participant's annual eligible compensation contributed to the plan on a 50% basis. The Company also provided a 2% profit sharing contribution calculated on eligible earnings for each employee. Matching contributions relating to Edwards Lifesciences employees were $56.2 million, $51.0 million, and $45.1 million in 2024, 2023, and 2022, respectively.

The Company also has nonqualified deferred compensation plans for a select group of employees. The plans provide eligible participants the opportunity to defer eligible compensation to future dates specified by the participant with a return based on investment alternatives selected by the participant. The amount accrued under these nonqualified plans was $146.5 million and $125.6 million at December 31, 2024 and 2023, respectively.

16.    COMMON STOCK

Treasury Stock

In December 2023, the Board of Directors approved a stock repurchase program authorizing the Company to purchase up to $1.0 billion of the Company's common stock. In August 2024, the Board of Directors approved an additional $1.5 billion of repurchases of the Company's common stock under this program. The repurchase program does not have an expiration date. Stock repurchased under the program may be used to offset the impact of the Company's employee stock-based benefit programs and stock-based business acquisitions, and will reduce the total shares outstanding.

During 2024, 2023, and 2022, the Company repurchased 16.8 million, 11.4 million, and 20.1 million shares, respectively, at an aggregate cost of $1.2 billion, $880.5 million, and $1.7 billion, respectively, including shares purchased under a Rule 10b5-1 trading plan, the accelerated share repurchase ("ASR") agreements described below, and shares acquired to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees. The timing and size of any future stock repurchases are subject to a variety of factors, including expected dilution from stock plans, cash capacity, and the market price of the Company's common stock.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16.    COMMON STOCK (Continued)
Accelerated Share Repurchase

During 2024 and 2023, the Company entered into ASR agreements providing for the repurchase of the Company's common stock based on the volume-weighted average price ("VWAP") of the Company's common stock during the term of the applicable agreements, less a discount. The following table summarizes the terms of the ASR agreements (dollars and shares in millions, except per share data):

		Initial Delivery			Final Settlement
Agreement Date	Amount Paid	Shares Received	Price per Share	Value of Shares as % of Contract Value	Settlement Date	Total Shares Received	Average Price per Share
February 2023	$200.0	2.0	$80.44	80%	March 2023	2.5	$79.28
December 2023	$400.0	4.6	$70.31	80%	December 2023	5.3	$72.91
April 2024	$150.0	1.4	$85.95	80%	May 2024	1.7	$86.72
August 2024	$500.0	5.8	$68.93	80%	December 2024	7.5	$66.60

The ASR agreements were each accounted for as two separate transactions: (1) the value of the initial delivery of shares was recorded as shares of common stock acquired in a treasury stock transaction on the acquisition date and (2) the remaining amount of the purchase price paid was recorded as a forward contract indexed to the Company's own common stock and was initially recorded in Additional Paid-in Capital and subsequently, upon settlement, was transferred to Treasury Stock on the consolidated balance sheets. The initial delivery of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share. The Company determined that the forward contracts indexed to the Company's common stock met all the applicable criteria for equity classification and, therefore, were not accounted for as a derivative instrument.

Employee and Director Stock Plans

The Edwards Lifesciences Corporation Long-term Stock Incentive Compensation Program (the "Program") provides for the grant of incentive and non-qualified stock options, restricted stock, and restricted stock units for eligible employees of the Company. Under the Program, these grants are awarded at a price equal to the fair market value at the date of grant based upon the closing price on that date. Options to purchase shares of the Company's common stock granted under the Program generally vest over predetermined periods of between three to four years and expire seven years after the date of grant. Service-based restricted stock units of the Company's common stock granted under the Program generally vest over predetermined periods, typically four years after the date of grant. Market-based restricted stock units of the Company's common stock granted under the Program vest over three years based on a combination of certain service and market conditions. The actual number of shares issued will be determined based on the Company's total stockholder return relative to a selected industry peer group. On May 7, 2024, the Company’s stockholders approved an amendment and restatement of the Program to (1) increase the total number of shares of the Company’s common stock available for issuance under the Program by 6.9 million shares to a new total share limit of 334.5 million shares, (2) increase the total number of shares of the Company’s common stock available for issuance as restricted stock and restricted stock unit awards under the Program by 2.0 million shares to a new limit on the total number of shares available for these types of awards of 35.6 million shares, and (3) extend the term within which new awards may be granted under the Program through February 21, 2034.

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

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16.    COMMON STOCK (Continued)
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

The fair value of each option award and employee stock purchase subscription is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following tables. The risk-free interest rate is estimated using the United States Treasury yield curve and is based on the expected term of the award. Expected volatility is estimated based on a blend of the weighted-average of the historical volatility of Edwards Lifesciences' stock and the implied volatility from traded options on Edwards Lifesciences' stock. The expected term of awards granted is estimated from the vesting period of the award, as well as historical exercise behavior, and represents the period of time that awards granted are expected to be outstanding. The Company uses historical data to estimate forfeitures and has estimated an annual forfeiture rate of 5.9%.

The Black-Scholes option pricing model was used with the following weighted-average assumptions for options granted during the following periods:

Option Awards

	Years Ended December 31,
	2024	2023	2022
Risk-free interest rate	4.5%	3.4%	3.0%
Expected dividend yield	None	None	None
Expected volatility	30.9%	32.8%	31.4%
Expected term (years)	5.3	5.1	5.0
Fair value, per share	$31.14	$30.97	$34.59

The Black-Scholes option pricing model was used with the following weighted-average assumptions for ESPP subscriptions granted during the following periods:

ESPP

	Years Ended December 31,
	2024	2023	2022
Risk-free interest rate	5.2%	4.6%	0.5%
Expected dividend yield	None	None	None
Expected volatility	33.5%	31.5%	32.0%
Expected term (years)	0.6	0.6	0.6
Fair value, per share	$25.01	$19.03	$28.18

The fair value of market-based restricted stock units was determined using a Monte Carlo simulation model, which uses multiple input variables to determine the probability of satisfying the market condition requirements. The weighted-average assumptions used to determine the fair value of the market-based restricted stock units granted during the years ended December 31, 2024, 2023, and 2022 included a risk-free interest rate of 4.5%, 3.6%, and 2.9%, respectively, and an expected volatility rate of 32.4%, 32.6%, and 33.9%, respectively.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16.    COMMON STOCK (Continued)
Stock option activity during the year ended December 31, 2024 under the Program and the Nonemployee Directors Program was as follows (in millions, except years and per-share amounts):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	11.0	$71.90
Options granted	1.5	85.46
Options exercised	(2.1)	43.12
Options forfeited	(0.4)	91.39
Outstanding as of December 31, 2024	10.0	79.15	3.4 years	$57.9
Exercisable as of December 31, 2024	6.7	73.63	2.4 years	$57.5
Vested and expected to vest as of December 31, 2024	9.6	78.61	3.3 years	$57.9

The following table summarizes nonvested restricted stock unit activity during the year ended December 31, 2024 under the Program and the Nonemployee Directors Program (in millions, except per-share amounts):

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested as of December 31, 2023	2.1	$94.35
Granted	2.1	85.48
Vested	(0.7)	92.79
Forfeited	(0.3)	90.13
Nonvested as of December 31, 2024	3.2	89.16

The intrinsic value of stock options exercised and restricted stock units vested during the years ended December 31, 2024, 2023, and 2022 was $150.2 million, $162.7 million, and $264.5 million, respectively. The intrinsic value of stock options is calculated as the amount by which the market price of the Company's common stock exceeds the exercise price of the option. During the years ended December 31, 2024, 2023, and 2022, the Company received cash from exercises of stock options of $90.6 million, $83.4 million, and $64.8 million, respectively, and tax benefits from exercises of stock options and vesting of restricted stock units of $32.6 million, $35.9 million, and $56.9 million, respectively. The total grant-date fair value of stock options vested during the years ended December 31, 2024, 2023, and 2022 were $44.8 million, $41.3 million, and $40.4 million, respectively.

As of December 31, 2024, the total remaining unrecognized compensation expense related to nonvested stock options, restricted stock units, market-based restricted stock units, and employee stock purchase plan subscription awards amounted to $258.1 million, which will be amortized on a straight-line basis over each award's requisite service period. The weighted-average remaining requisite service period is 31 months.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.    ACCUMULATED OTHER COMPREHENSIVE LOSS

Presented below is a summary of activity for each component of Accumulated Other Comprehensive Loss for the years ended December 31, 2024, 2023, and 2022.

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Hedges	Unrealized (Loss) Gain on Available-for-sale Investments	Unrealized Pension (Costs) Credits (a)	Total Accumulated Other Comprehensive Loss
	(in millions)
December 31, 2021	$(172.5)	$29.7	$(6.9)	$(8.0)	$(157.7)
Other comprehensive (loss) income before reclassifications	(33.9)	75.2	(77.9)	17.3	(19.3)
Amounts reclassified from accumulated other comprehensive loss	(7.0)	(84.5)	18.8	(0.1)	(72.8)
Deferred income tax (expense) benefit	(5.4)	3.4	0.4	(3.5)	(5.1)
December 31, 2022	(218.8)	23.8	(65.6)	5.7	(254.9)
Other comprehensive income (loss) before reclassifications	6.9	43.3	32.6	(11.1)	71.7
Amounts reclassified from accumulated other comprehensive loss	(6.9)	(72.8)	8.1	(0.8)	(72.4)
Deferred income tax benefit	4.3	6.4	0.1	2.0	12.8
December 31, 2023	(214.5)	0.7	(24.8)	(4.2)	(242.8)
Other comprehensive (loss) income before reclassifications	(49.9)	91.0	34.8	(0.2)	75.7
Amounts reclassified from accumulated other comprehensive loss	(7.0)	(40.6)	(12.5)	0.6	(59.5)
Deferred income tax expense	(2.7)	(13.4)	(1.5)	(0.3)	(17.9)
December 31, 2024	$(274.1)	$37.7	$(4.0)	$(4.1)	$(244.5)
_______________________________________________________________________________

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17.    ACCUMULATED OTHER COMPREHENSIVE LOSS (Continued)

(a)For the years ended December 31, 2024, 2023, and 2022, the change in unrealized pension costs consisted of the following (in millions):

	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
2024
Prior service credit arising during period	$—	$(0.1)	$(0.1)
Amortization of prior service credit	(0.8)	0.2	(0.6)
Net prior service cost arising during period	(0.8)	0.1	(0.7)
Net actuarial loss arising during period	1.2	(0.4)	0.8
Unrealized pension costs, net	$0.4	$(0.3)	$0.1
2023
Prior service credit arising during period	$0.7	$0.9	$1.6
Amortization of prior service credit	(0.8)	0.1	(0.7)
Net prior service cost arising during period	(0.1)	1.0	0.9
Net actuarial gain arising during period	(11.8)	1.0	(10.8)
Unrealized pension credits, net	$(11.9)	$2.0	$(9.9)
2022
Prior service cost arising during period	$—	$(1.1)	$(1.1)
Amortization of prior service credit	(0.7)	0.3	(0.4)
Net prior service cost arising during period	(0.7)	(0.8)	(1.5)
Net actuarial gain arising during period	17.9	(2.7)	15.2
Unrealized pension credits, net	$17.2	$(3.5)	$13.7

The following table provides information about amounts reclassified from Accumulated Other Comprehensive Loss (in millions):

	Years Ended December 31,
Details about Accumulated Other Comprehensive Loss Components	2024	2023	Affected Line on Consolidated Statements of Operations
Foreign currency translation adjustments	$7.0	$6.9	Other non-operating income, net
	(1.7)	(1.7)	Provision for income taxes
	$5.3	$5.2	Net of tax
Gain (loss) on hedges	$35.8	$58.9	Cost of sales
	4.8	13.9	Other non-operating income, net
	40.6	72.8	Total before tax
	(10.1)	(15.8)	Provision for income taxes
	$30.5	$57.0	Net of tax
(Loss) gain on available-for-sale investments	$12.5	$(8.1)	Other non-operating income, net
	(3.1)	2.2	Provision for income taxes
	$9.4	$(5.9)	Net of tax
Amortization of pension adjustments	$(0.6)	$0.8	Other non-operating income, net
	0.5	(0.2)	Provision for income taxes
	$(0.1)	$0.6	Net of tax

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.    OTHER NON-OPERATING INCOME, NET

	Years Ended December 31,
	2024	2023	2022
	(in millions)
Foreign exchange gains, net	$(7.1)	$(10.0)	$(1.0)
Loss on investments	0.6	0.7	1.1
Non-service cost components of net periodic pension benefit cost	(0.6)	(1.2)	(1.1)
Gain on remeasurement of previously held equity interest upon acquisition	(55.0)	—	—
Gain on insurance settlement	—	—	(3.8)
Other	(6.8)	(3.4)	—
Total other non-operating income, net	$(68.9)	$(13.9)	$(4.8)

19.    INCOME TAXES

The Company's income from continuing operations before provision for income taxes was generated from operations in the United States and outside of the United States as follows (in millions):

	Years Ended December 31,
	2024	2023	2022
United States	$265.7	$290.1	$586.0
Outside of the United States, including Puerto Rico	1,282.4	1,082.3	933.5
	$1,548.1	$1,372.4	$1,519.5

The provision for income taxes consists of the following (in millions):

	Years Ended December 31,
	2024	2023	2022
Current
United States:
Federal	$248.4	$291.7	$365.8
State and local	40.7	50.1	54.3
Outside of the United States, including Puerto Rico	25.8	53.0	37.1
Current income tax expense	$314.9	$394.8	$457.2
Deferred
United States:
Federal	$(117.8)	$(165.7)	$(197.8)
State and local	(31.0)	(54.2)	(58.9)
Outside of the United States, including Puerto Rico	(14.0)	(22.5)	(5.0)
Deferred income tax benefit	(162.8)	(242.4)	(261.7)
Total income tax provision	$152.1	$152.4	$195.5

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
19.    INCOME TAXES (Continued)
The components of deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2024	2023
Deferred tax assets
Capitalized research and development expenses (a)	$533.8	$371.1
Compensation and benefits	123.7	117.9
Benefits from uncertain tax positions	89.6	63.4
Net tax credit carryforwards	289.1	144.2
Net operating loss carryforwards	132.1	73.0
Accrued liabilities	145.2	131.7
Inventories	14.9	15.1
Cash flow and net investment hedges	—	1.3
State income taxes	3.2	0.2
Investments	1.2	0.6
Lease liability obligations	6.5	5.8
Other	2.8	0.7
Total deferred tax assets	1,342.1	925.0
Deferred tax liabilities
Property, plant, and equipment	(76.4)	(78.2)
Cash flow and net investment hedges	(11.8)	—
Deferred tax on foreign earnings	(3.6)	(3.6)
Right-of-use assets	(4.3)	(4.7)
Other intangible assets	(230.3)	(46.1)
Other	(4.8)	(2.4)
Total deferred tax liabilities	(331.2)	(135.0)
Valuation allowance	(87.8)	(62.1)
Net deferred tax assets	$923.1	$727.9
______________________________________
(a)     As required by Public Law 115-97, commonly referred to as the Tax Cuts and Jobs Act (the "2017 Act"), effective January 1, 2022, the Company's research and development expenditures were capitalized and amortized which resulted in substantially higher cash paid for taxes in 2023 and 2022 with an equal amount of deferred tax benefits.

During 2024, net deferred tax assets increased $195.2 million, including items that were recorded to stockholders' equity and which did not impact the Company's income tax provision.

The valuation allowance of $87.8 million as of December 31, 2024 reduces certain deferred tax assets to amounts that are more likely than not to be realized. This allowance primarily relates to the net operating loss carryforwards of certain non-United States subsidiaries and certain United States foreign tax credit carryforwards.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
19.    INCOME TAXES (Continued)
Net operating loss and capital loss carryforwards and the related carryforward periods at December 31, 2024 are summarized as follows (in millions):

	Carryforward Amount	Tax Benefit Amount	Valuation Allowance	Net Tax Benefit	Carryforward Period Ends
United States federal net operating losses	$9.4	$2.0	$—	$2.0	2026-2037
United States federal net operating losses	132.9	27.9	—	27.9	Indefinite
United States state net operating losses	180.7	12.6	(3.7)	8.9	2029-2044
United States state net operating losses	0.4	—	—	—	Indefinite
Non-United States net operating losses	1.3	0.3	—	0.3	2028
Non-United States net operating losses	517.8	89.3	(63.2)	26.1	Indefinite
Total	$842.5	$132.1	$(66.9)	$65.2

The gross tax credit carryforwards and the related carryforward periods at December 31, 2024 are summarized as follows (in millions):

	Carryforward Amount	Valuation Allowance	Net Tax Benefit	Carryforward Period Ends
California research expenditure tax credits	$232.7	$—	$232.7	Indefinite
Federal research expenditure tax credits	1.9	—	1.9	2025-2034
United States foreign tax credits	121.6	(17.8)	103.8	2025-2034
Non-United States tax credits	6.0	—	6.0	2025-2028
Total	$362.2	$(17.8)	$344.4

The Company has $232.7 million of gross California research expenditure tax credits it expects to use in future periods. The credits may be carried forward indefinitely. Based upon anticipated future taxable income, the Company expects that it is more likely than not that all California research expenditure tax credits will be utilized, although the utilization of the full benefit is expected to be realized over an extended period of time. Accordingly, no valuation allowance has been provided. The Company has $121.6 million of United States foreign tax credits of which $103.8 million are expected to be utilized before the end of the 10-year carryforward period. As a result, the Company recorded a valuation allowance of $17.8 million on the United States foreign tax credit carryforwards which have been determined to be unrealizable.

On December 22, 2017, the 2017 Act was signed into law. The 2017 Act (a) reduced the United States federal corporate tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017, (b) required companies to pay a one-time mandatory deemed repatriation tax on the cumulative earnings of certain foreign subsidiaries that were previously tax deferred, and (c) created new taxes on certain foreign earnings in future years. The Company elected to pay the repatriation tax in installments over eight years. The final installment of $78.5 million is due in the second quarter of 2025.

The Company asserts that $555.2 million of its foreign earnings continue to be indefinitely reinvested and it intends to repatriate $1.0 billion of its foreign earnings as of December 31, 2024. The estimated net tax liability on the indefinitely reinvested earnings if repatriated is $2.5 million.

The Company has received tax incentives in certain non-United States tax jurisdictions, the primary benefit for which will expire in 2029. The tax reductions as compared to the local statutory rates were $271.9 million ($0.45 per diluted share), $333.2 million ($0.55 per diluted share), and $247.4 million ($0.40 per diluted share) for the years ended December 31, 2024, 2023, and 2022, respectively.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
19.    INCOME TAXES (Continued)
A reconciliation of the United States federal statutory income tax rate to the Company's effective income tax rate is as follows (in millions):

	Years Ended December 31,
	2024	2023	2022
Income tax expense at United States federal statutory rate	$325.1	$288.1	$323.7
Foreign income taxed at different rates	(190.6)	(133.8)	(135.4)
State and local taxes, net of federal tax benefit	16.0	15.9	11.3
Tax credits, federal and state	(58.9)	(55.9)	(43.4)
Build of reserve for prior years' uncertain tax positions	(31.3)	(2.9)	11.6
Tax on global intangible low-taxed income	90.2	82.3	68.4
Foreign-derived intangible income deduction	(16.5)	(20.9)	(14.3)
Contingent consideration liabilities	—	(5.5)	(7.5)
United States federal deductible employee share-based compensation	(8.3)	(11.9)	(28.5)
Nondeductible employee share-based compensation	6.2	5.7	4.9
Other	20.2	(8.7)	4.7
Income tax provision	$152.1	$152.4	$195.5

The Company's effective tax rate for 2024 decreased in comparison to 2023 primarily due to an increase in tax benefits from foreign earnings taxed at lower rates net of an increase in tax on global intangible low-taxed income and favorable global income tax audit settlements. The Company's effective tax rate for 2023 decreased in comparison to 2022 primarily due to the tax benefit from the Intellectual Property Agreement with Medtronic (see Note 3), partially offset by a reduced tax benefit from employee share-based compensation
Uncertain Tax Positions

As of December 31, 2024 and 2023, the gross uncertain tax positions were $678.8 million and $583.9 million, respectively. The Company estimates that these liabilities would be reduced by $319.9 million and $250.7 million, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, and timing adjustments. The net amounts of $358.9 million and $333.2 million, respectively, if not required, would favorably affect the Company's effective tax rate.

A reconciliation of the beginning and ending amount of uncertain tax positions, excluding interest, penalties, and foreign exchange, is as follows (in millions):

	December 31,
	2024	2023	2022
Uncertain gross tax positions, January 1	$583.9	$475.3	$358.4
Current year tax positions	125.8	127.0	120.6
Increase in prior year tax positions	3.2	0.8	3.8
Decrease in prior year tax positions	(34.1)	(16.2)	(0.6)
Settlements	—	(3.0)	(0.4)
Lapse of statutes of limitations	—	—	(6.5)
Uncertain gross tax positions, December 31	$678.8	$583.9	$475.3

The table above summarizes the gross amounts of uncertain tax positions without regard to reductions in tax liabilities or additions to deferred tax assets and liabilities if such uncertain tax positions were settled.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
19.    INCOME TAXES (Continued)
The Company recognizes interest and penalties, if any, related to uncertain tax positions in the provision for income taxes. As of December 31, 2024, the Company had accrued $55.4 million (net of $52.5 million tax benefit) of interest related to uncertain tax positions, and as of December 31, 2023, the Company had accrued $41.4 million (net of $29.9 million tax benefit) of interest related to uncertain tax positions. During 2024, 2023, and 2022, the Company recognized interest expense, net of tax benefit, of $14.0 million, $12.3 million, and $9.6 million, respectively, in Provision for Income Taxes on the consolidated statements of operations.

In the normal course of business, the Internal Revenue Service ("IRS") and other taxing authorities are in different stages of examining various years of the Company's tax filings. During these audits the Company may receive proposed audit adjustments that could be material. Therefore, there is a possibility that an adverse outcome in these audits could have a material effect on the Company's results of operations and financial condition. The Company strives to resolve open matters with each tax authority at the examination level and could reach an agreement with a tax authority at any time. While the Company has accrued for matters it believes are more likely than not to require settlement, the final outcome with a tax authority may result in a tax liability that is materially different from that reflected in the consolidated financial statements. Furthermore, the Company may later decide to challenge any assessments, if made, and may exercise its right to appeal. The uncertain tax positions are reviewed quarterly and adjusted as events occur that affect potential liabilities for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, negotiations between tax authorities, identification of new issues, and issuance of new legislation, regulations, or case law. Management believes that adequate amounts of tax and related penalty and interest have been provided for any adjustments that may result from these uncertain tax positions.

In the first quarter of 2022, the Company executed an Advance Pricing Agreement (“APA”) between Japan and Switzerland covering distribution transactions for tax years 2020 through 2024, and in 2023, executed an APA between Japan and the United States covering tax years 2020 through 2024. The Company also executed an APA in the fourth quarter of 2024 between Japan and Singapore covering tax years 2022 through 2026 with roll-back terms to cover the distribution of TAVR products beginning in 2020 and the distribution of Surgical products beginning in 2018. Also in the fourth quarter of 2024, the Company filed with the Japanese tax authorities an APA renewal application between Japan and the United States covering tax years 2025 through 2029. The Company intends to file the APA renewal application with the United States tax authorities in the first quarter of 2025.

The audits of the Company’s United States federal income tax returns through 2014 have been closed. The IRS audit field work for the 2015 through 2017 tax years was completed during the second quarter of 2021, except for transfer pricing and related matters. The IRS is currently examining the 2018 through 2020 tax years.

At December 31, 2024, all material state, local, and foreign income tax matters have been concluded for years through 2015.

During 2021, the Company received a Notice of Proposed Adjustment (“NOPA”) from the IRS for the 2015 through 2017 tax years relating to transfer pricing involving Surgical/TAVR intercompany royalty transactions between the Company's United States and Switzerland subsidiaries. The NOPA proposed a substantial increase to the Company's United States taxable income, which could result in additional tax expense for the 2015 through 2017 period of approximately $240.0 million and reflects a departure from a transfer pricing method the Company had previously agreed upon with the IRS. The Company disagreed with the NOPA and pursued an administrative appeal with the IRS Independent Office of Appeals ("Appeals"). The Appeals process culminated in the third quarter of 2023 when the Company and Appeals concluded that a satisfactory resolution of the matter at the administrative level was not possible.

During the fourth quarter of 2023, Appeals issued a notice of deficiency ("NOD") increasing the Company's 2015 through 2017 United States federal income tax in amounts resulting from the income adjustments previously reflected in the NOPA. The additional tax sought in excess of the Company's filing position is $269.3 million before consideration of interest and a repatriation tax offset.

The Company plans to vigorously contest the additional tax claimed by the IRS through the judicial process. Final resolution of this matter is not likely within the next 12 months. The Company believes the amounts previously accrued related to this uncertain tax position are appropriate for a number of reasons, including the interpretation and application of relevant tax

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
19.    INCOME TAXES (Continued)
law and accounting standards to the Company's facts and, accordingly, has not accrued any additional amount based on the NOD and other proceedings to date.Nonetheless, the outcome of the judicial process cannot be predicted with certainty, and it is possible that the outcome of that process could have a material impact on the Company's consolidated financial statements. As noted below, similar material tax disputes may arise for the 2018 through 2024 tax years. The Company made deposits with the IRS of $75 million in November 2022 and $305.1 million in March 2024 to prevent the further accrual of interest on that portion of any additional tax and interest the Company may ultimately be found to owe while the Company prepares to contest through the judicial process the IRS's entitlement to any of the additional tax claimed by the IRS. The IRS converted those deposits to advance payments and, on December 20, 2024, the Company filed administrative claims for refunds of those payments with the IRS for the 2015 through 2017 tax years. The Company expects that the IRS will either deny or fail to act on those refund claims, thereby enabling the Company to sue for refunds in the appropriate judicial forum.

Surgical/TAVR intercompany royalty transactions covering tax years 2018 through 2024 remain subject to IRS examination, and those transactions and related tax positions remain uncertain as of December 31, 2024. The Company has considered this information, as well as information regarding the NOD and other proceedings described above, in its evaluation of its uncertain tax positions. The impact of these unresolved transfer pricing matters, net of any correlative tax adjustments, may be significant to the Company’s consolidated financial statements. Based on the information currently available and numerous possible outcomes, the Company cannot reasonably estimate what, if any, changes in its existing uncertain tax positions may occur in the next 12 months and, therefore, has continued to record the uncertain tax positions as a long-term liability.

During the first quarter of 2024, the Company received a notice of assessment from the Israel Tax Authority (the "ITA") wherein the ITA claimed that the Company owes approximately $110 million of tax excluding interest and penalties in connection with a claimed 2017 transfer of intellectual property. The Company maintains that it did not transfer intellectual property outside of Israel and intends to vigorously defend that position through administrative proceedings including with a formal appeal of the assessment that was filed during the third quarter of 2024. If necessary, the Company expects to defend that position through judicial proceedings. During the fourth quarter of 2024, the Company received a notice of assessment from the ITA claiming that the Company owes additional tax of approximately $16 million excluding interest and penalties for the 2018 through 2022 tax years based entirely on the collateral impacts of the 2017 assessment. The Company plans to file a formal appeal in the first quarter of 2025 and, if necessary, expects to defend its position through judicial proceedings. There can be no assurance that this matter will be resolved in the Company's favor and an adverse outcome could have a material effect on the Company's consolidated financial statements.

20.    LEGAL PROCEEDINGS

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

On March 22, 2024, Fortis Advisors, LLC, in its capacity as the designated representative of the former stockholders of Harpoon Medical, Inc. filed suit against the Company in the Court of Chancery of the State of Delaware, alleging breach of the Agreement and Plan of Merger, dated December 8, 2015, by and between Harpoon Medical, Inc. and Edwards (the “Agreement”). Fortis seeks acceleration and payment of all contingent milestone payments in the Agreement. The trial is scheduled for December 2025. The Company is unable to predict the ultimate outcome of this matter or estimate a range of possible exposure; therefore, no amounts have been accrued. The Company is vigorously defending itself in this litigation.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
20.    LEGAL PROCEEDINGS (Continued)

On October 14, 2024, a purported stockholder of Edwards filed a putative securities class action complaint against the Company and certain of its executive officers in the United States District Court for the Central District of California, captioned Patel v. Edwards Lifesciences Corporation, et al., No. 24-cv-02221. The complaint alleges violations of various securities laws based on alleged false or misleading statements regarding our business prospects. The complaint seeks damages, interest, costs and other fees. The Company is unable to predict the ultimate outcome of this matter or estimate a range of possible exposure; therefore, no amounts have been accrued. The Company intends to defend itself against the lawsuit vigorously.

The Company is or may be a party to, or may otherwise be responsible for, pending or threatened lawsuits including those related to products and services currently or formerly manufactured or performed, as applicable, by the Company, workplace and employment matters, matters involving real estate, the Company's operations or health care regulations, contingent consideration, commercial matters, or governmental investigations (the “Lawsuits”). The Lawsuits raise difficult and complex factual and legal issues and are subject to many uncertainties, including, but not limited to, the facts and circumstances of each particular case or claim, the jurisdiction in which each suit is brought, and differences in applicable law. Management does not believe that any loss relating to the Lawsuits would have a material adverse effect on the Company's overall financial condition, results of operations or cash flows. However, the resolution of one or more of the Lawsuits in any reporting period, could have a material adverse impact on the Company's financial results for that period. The Company is not able to estimate the amount or range of any loss for legal contingencies related to the Lawsuits for which there is no reserve or additional loss for matters already reserved.

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

21.    SEGMENT INFORMATION

Edwards Lifesciences conducts operations worldwide and is managed in the following four reportable segments: United States, Europe, Japan, and Rest of World. All regions sell products that are used to treat advanced cardiovascular disease. The Company's operating segments are organized primarily based on economic characteristics as well as other characteristics, including types of customers, nature of the regulatory environment, and product offerings.

The Company's geographic segments are reported based on the financial information provided to the Chief Operating Decision Maker ("CODM"), which is the Company's Chief Executive Officer. The CODM evaluates the performance of the Company's reportable segments based on segment net sales and segment operating income. The CODM considers budget or forecast-to-actual results variances for segment operating income on a periodic basis for evaluating the performance of each segment and making decisions about allocating capital and other resources to each segment.

Segment net sales are based on actual foreign exchange rates. Segment expenses and segment operating income are based on internally derived foreign exchange rates and do not include inter-segment profits. Because of the interdependence of the reportable segments, the operating profit as presented may not be representative of the geographical distribution that would occur if the segments were not interdependent. Net sales by geographic area are based on the location of the customer. There were no customers that represented 10% or more of the Company's total net sales.

Certain items are maintained at the corporate level and are not allocated to the segments. The non-allocated items include corporate research and development expenses, manufacturing variances, corporate headquarters costs, net interest income, global marketing expenses, special gains and charges, stock-based compensation, foreign currency hedging activities, certain litigation costs, changes in the fair value of contingent consideration liabilities, most of the Company's amortization, and a portion of the Company's depreciation expense. The CODM does not receive information on total assets by reportable segment.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
21.    SEGMENT INFORMATION (Continued)
The table below presents information about Edwards Lifesciences' reportable segments (in millions):

	Years Ended December 31,
	2024	2023	2022
Segment Net Sales
United States	$3,206.0	$2,947.9	$2,628.2
Europe	1,321.7	1,180.2	1,040.3
Japan	339.8	350.8	359.5
Rest of World	572.0	531.1	436.0
Total segment net sales	$5,439.5	$5,010.0	$4,464.0
Cost of Sales
United States	$546.6	$505.2	$418.9
Europe	299.1	268.5	237.9
Japan	48.1	46.6	41.5
Rest of World	158.1	136.2	118.2
Total segment cost of sales	$1,051.9	$956.5	$816.5
Selling, general, and administrative expenses
United States	$498.0	$432.8	$340.7
Europe	282.6	260.6	233.0
Japan	85.1	70.1	77.4
Rest of World	181.4	166.4	142.6
Total segment selling, general, and administrative expenses	$1,047.1	$929.9	$793.7
Other Segment Items
United States	$2.4	$2.1	$4.8
Europe	14.9	(4.0)	(34.9)
Japan	(6.8)	21.3	(58.1)
Rest of World	(10.5)	(0.5)	(1.9)
Total other segment items (a)	$—	$18.9	$(90.1)
Segment Operating Income
United States	$2,159.0	$2,007.8	$1,863.8
Europe	725.1	655.1	604.3
Japan	213.4	212.8	298.7
Rest of World	243.0	229.0	177.1
Total segment operating income	$3,340.5	$3,104.7	$2,943.9
_______________________________________________________________________________
(a)    Other segment items include research and development expenses and foreign currency.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
21.    SEGMENT INFORMATION (Continued)

	Years Ended December 31,
	2024	2023	2022
Pre-tax Income Reconciliation
Segment operating income	$3,340.5	$3,104.7	$2,943.9
Unallocated amounts:
Corporate items	(1,886.8)	(1,684.4)	(1,504.2)
Restructuring charges, separation costs, and other	(61.0)	—	(60.7)
Intellectual property agreement and certain litigation expenses	(40.4)	(203.5)	(15.8)
Change in fair value of contingent consideration liabilities	—	26.2	35.8
Foreign currency	26.4	65.9	99.4
Consolidated operating income	$1,378.7	$1,308.9	$1,498.4
Non-operating income	169.4	63.5	21.1
Consolidated pre-tax income	$1,548.1	$1,372.4	$1,519.5

Enterprise-Wide Information
(in millions)

Enterprise-wide information is based on actual foreign exchange rates used in the Company's consolidated financial statements. Refer to the segment information above for United States net sales for the years ended December 31, 2024, 2023, and 2022. Sales within any other individual country were less than 10 percent of the Company's consolidated net sales in each of those years.

	As of or for the Years Ended December 31,
	2024	2023	2022
Net Sales by Major Product Group
Transcatheter Aortic Valve Replacement	$4,106.1	$3,879.8	$3,518.2
Transcatheter Mitral and Tricuspid Therapies	352.1	197.6	116.1
Surgical Structural Heart	981.3	932.6	829.7
	$5,439.5	$5,010.0	$4,464.0
Long-lived Tangible Assets by Geographic Region
United States	$1,249.6	$1,186.9	$1,113.3
Other countries	534.6	488.5	457.0
	$1,784.2	$1,675.4	$1,570.3

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22.    VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(in millions)
Year ended December 31, 2024
Allowance for credit losses (a)	$11.7	$7.6	$2.7	$(9.7)	$12.3
Tax valuation allowance (b)	62.1	25.2	4.5	(4.0)	87.8
Year ended December 31, 2023
Allowance for credit losses (a)	$11.6	$2.0	$—	$(1.9)	$11.7
Tax valuation allowance (b)	72.0	—	0.1	(10.0)	62.1
Year ended December 31, 2022
Allowance for credit losses (a)	$15.6	$0.9	$0.1	$(5.0)	$11.6
Tax valuation allowance (b)	58.4	—	14.2	(0.6)	72.0
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

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23.    SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Years Ended December 31,	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(in millions, except per share data)
2024
Net sales	$1,329.9	$1,369.4	$1,354.4	$1,385.8	$5,439.5
Gross profit	1,043.0	1,093.9	1,091.5	1,093.6	4,322.0
Income from continuing operations, net of tax	324.9	364.0	362.1	345.0	1,396.0
Income from discontinued operations, net of tax (a)	26.1	1.0	2,707.3	39.3	2,773.7
Net income (a)	351.0	365.0	3,069.4	384.3	4,169.7
Net income attributable to Edwards Lifesciences Corporation (a)	351.9	366.3	3,070.8	385.6	4,174.6
Basic earnings per share:
Continuing operations	0.54	0.61	0.61	0.58	2.34
Discontinued operations	0.04	—	4.53	0.07	4.64
Basic earnings per share	0.58	0.61	5.14	0.65	6.98
Diluted earnings per share:
Continuing operations	0.54	0.61	0.61	0.58	2.34
Discontinued operations	0.04	—	4.52	0.07	4.63
Diluted earnings per share	0.58	0.61	5.13	0.65	6.97
2023
Net sales	$1,221.3	$1,278.9	$1,243.4	$1,266.4	$5,010.0
Gross profit	992.3	1,031.1	992.8	1,015.4	4,031.6
Income from continuing operations	300.6	251.4	334.9	333.1	1,220.0
Income from discontinued operations, net of tax	39.9	54.1	48.8	36.6	179.4
Net income	340.5	305.5	383.7	369.7	1,399.4
Net income attributable to Edwards Lifesciences Corporation	340.5	307.1	384.9	369.9	1,402.4
Basic earnings per share:
Continuing operations	0.49	0.42	0.55	0.55	2.02
Discontinued operations	0.07	0.09	0.08	0.06	0.29
Basic earnings per share	0.56	0.51	0.63	0.61	2.31
Diluted earnings per share:
Continuing operations	0.49	0.41	0.55	0.55	2.01
Discontinued operations	0.07	0.09	0.08	0.06	0.29
Diluted earnings per share	0.56	0.50	0.63	0.61	2.30
_______________________________________________________________________________
(a)    The third quarter of 2024 includes a $3.3 billion gain from the sale of Critical Care. See Note 5 for additional information.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24.    SUBSEQUENT EVENT

In February 2025, the Company entered into an ASR agreement to repurchase $250.0 million of Edwards Lifesciences' common stock based on the volume-weighted average price ("VWAP") of Edwards Lifesciences' common stock during the term of the agreements, less a discount. Upon entering into the agreement, the Company received an initial delivery of approximately 2.6 million shares, representing approximately 80% of the shares to be repurchased. At the termination of the ASR, the Company may receive additional shares or may be required to pay additional cash or shares (at the Company's election). The final settlement is based on the VWAP over the term of the agreement, less a discount. The ASR agreement has a scheduled termination date of July 25, 2025.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The Company's management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2024.

Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded as of December 31, 2024 that the Company's disclosure controls and procedures are designed at a reasonable assurance level and are effective in providing reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting.  The Company's management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, the Company's management concluded that its internal control over financial reporting was effective as of December 31, 2024. The Company excluded Innovalve Bio Medical Ltd., Endotronix, Inc., and J.C. Medical, Inc. from its assessment of internal control over financial reporting as of December 31, 2024, because they were acquired by the Company in business combinations during 2024. The total assets and total revenues of the acquired entities collectively represented approximately less than 1%, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting.  There have been no changes in the Company's internal control over financial reporting that occurred during the Company's fourth fiscal quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

Rule 10b5-1 Trading Plans

On December 6, 2024, Bernard J. Zovighian, Chief Executive Officer and Director, entered into a 10b5-1 trading plan (the “Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The Plan provides for the potential sale of 14,925 shares of the Company’s stock commencing March 10, 2025. The Plan terminates on the earlier of May 16, 2025 or the date all shares are sold.

Item 9C.    Information Regarding Foreign Jurisdictions That Prevent Inspections

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Certain information required by this Item will be set forth under the headings "Board of Directors Matters—Proposal 1 - Election of Directors—Board of Director Nominees," "Corporate Governance Policies and Practices," and "Executive Compensation and Other Information—Executive Officers" in the definitive proxy statement to be filed in connection with the Company's 2025 Annual Meeting of Stockholders (the "Proxy Statement") (which Proxy Statement will be filed with the SEC within 120 days of December 31, 2024). The information required by this Item to be contained in the Proxy Statement is incorporated herein by reference.

The Company has adopted a code of ethics that applies to all directors and employees, including the Company's principal executive officer, principal financial officer, and principal accounting officer, or persons performing similar functions. The code of ethics (our "business practice standards") is posted on the Company's website, which is found at https://ir.edwards.com under "Governance & Corporate Impact—Corporate Compliance." To the extent required by applicable rules of the SEC and the New York Stock Exchange, the Company intends to disclose on its website any amendments to, or waivers from, any provision of its code of ethics that apply to the Company's directors and executive officers, including the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information contained under the heading "Other Information—Related Persons Transactions" and under the heading "Board of Directors Matters—Corporate Governance Policies and Practices—Director Independence" in the Proxy Statement is incorporated herein by reference.

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

4.2	Description of Edwards Lifesciences Corporation's Capital Stock (incorporated by reference to Exhibit 4.2 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2021)
4.3
Indenture, dated as of September 6, 2013, between Edwards Lifesciences Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.5 in Edwards Lifesciences' Registration Statement on Form S-3 (File No. 333-191022) filed on September 6, 2013) (the "Indenture")

4.4
Second Supplemental Indenture, dated as of June 15, 2018, to the Indenture (incorporated by reference to Exhibit 4.2 in Edwards Lifesciences' report on Form 8-K filed on June 15, 2018) ("Second Supplemental Indenture")

4.5
Form of Global Note for the 4.300% Senior Notes due 2028 (incorporated by reference to Exhibit A in the Second Supplemental Indenture filed as Exhibit 4.2 in Edwards Lifesciences' report on Form 8-K filed on June 15, 2018)

10.1
Five-Year Credit Agreement, dated as of July 15, 2022, among Edwards Lifesciences Corporation and certain of its subsidiaries, as Borrowers, the lenders signatory thereto, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 in Edwards Lifesciences' report on Form 8-K filed on July 21, 2022)

*10.2	Edwards Lifesciences Corporation Form of Employment Agreement (incorporated by reference to Exhibit 10.8 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended March 31, 2003)
*10.3	Edwards Lifesciences Corporation Form of Employment Agreement (incorporated by reference to Exhibit 10.3 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2023)
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
*10.8
Edwards Lifesciences Corporation Long-Term Stock Incentive Compensation Program, as amended and restated on February 22, 2024 (incorporated by reference to Exhibit 10.1 in Edwards Lifesciences’ report on Form 10-Q for the quarterly period ended June 30, 2024)

*10.9
Edwards Lifesciences Corporation Form of Participant Stock Option Statement and related Long-Term Stock Program Global Nonqualified Stock Option Award Agreement for awards granted prior to May 2015 (incorporated by reference to Exhibit 10.1 in Edwards Lifesciences' report on Form 10-Q for the quarterly period ended March 31, 2011)

*10.10
Edwards Lifesciences Corporation Form of Long-Term Stock Incentive Compensation Program Global Nonqualified Stock Option Award Agreement for awards granted beginning May 2015 (incorporated by reference to Exhibit 10.11 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2022)

*10.11
Edwards Lifesciences Corporation Form of Long-Term Stock Incentive Compensation Program Global Restricted Stock Unit Award Agreement for awards granted beginning May 2015 (incorporated by reference to Exhibit 10.12 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2022)

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

*10.19	Edwards Lifesciences Corporation Form of Indemnification Agreement (incorporated by reference to Exhibit 10.20 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2011)
19.1	Edwards Lifesciences Corporation's Insider Trading Policy
21.1	Subsidiaries of Edwards Lifesciences Corporation
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
+32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1
Edwards Lifesciences Corporation's Policy for Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2023)

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

EDWARDS LIFESCIENCES CORPORATION
February 28, 2025	By:	/s/ BERNARD J. ZOVIGHIAN
Bernard J. Zovighian Director and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BERNARD J. ZOVIGHIAN	Director and Chief Executive Officer	February 28, 2025
Bernard J. Zovighian	(Principal Executive Officer)

/s/ SCOTT B. ULLEM	Corporate Vice President, Chief Financial Officer	February 28, 2025
Scott B. Ullem	(Principal Financial Officer)

/s/ ANDREW M. DAHL	Senior Vice President, Corporate Controller	February 28, 2025
Andrew M. Dahl	(Principal Accounting Officer)

/s/ LESLIE C. DAVIS	Director	February 28, 2025
Leslie C. Davis

/s/ DAVID T. FEINBERG	Director	February 28, 2025
David T. Feinberg

/s/ KIERAN T. GALLAHUE	Director	February 28, 2025
Kieran T. Gallahue

/s/ LESLIE S. HEISZ	Director	February 28, 2025
Leslie S. Heisz

/s/ PAUL A. LAVIOLETTE	Director	February 28, 2025
Paul A. LaViolette

/s/ STEVEN R. LORANGER	Director	February 28, 2025
Steven R. Loranger

/s/ RAMONA SEQUEIRA	Director	February 28, 2025
Ramona Sequeira

/s/ NICHOLAS J. VALERIANI	Chairman of the Board	February 28, 2025
Nicholas J. Valeriani