Form 10-Q
period 2025-03-31
Edwards Lifesciences Corp
filed 2025-05-06
CIK 1099800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The number of shares outstanding of the registrant's common stock, $1.00 par value, as of April 30, 2025 was 586.6 million.

EDWARDS LIFESCIENCES CORPORATION
FORM 10-Q
For the quarterly period ended March 31, 2025

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act" and together with the Securities Act, the "Acts"). We intend the forward-looking statements contained in this report to be covered by the safe harbor provisions of such Acts. Statements other than statements of historical or current fact in this report or referred to or incorporated by reference into this report are "forward-looking statements" for purposes of these safe harbor provisions. These statements can sometimes be identified by the use of the forward-looking words such as "may," "believe," "will," "expect," "project," "estimate," "should," "anticipate," "plan," "goal," "continue," "seek," "pro forma," "forecast," "intend," "guidance," "optimistic," "aspire," "confident," or other forms of these words or similar words or expressions or the negatives thereof. Statements regarding past performance, efforts, or results about which inferences or assumptions may be made can also be forward-looking statements and are not indicative of future performance or results; these statements can be identified by the use of words such as "preliminary," "initial," "potential," "possible," "diligence," "industry-leading," "compliant," "indications," "early feedback," or other forms of these words or similar words or expressions or the negatives thereof. These forward-looking statements are subject to substantial risks and uncertainties that could cause our results or future business, financial condition, results of operations or performance to differ materially from our historical results or experiences or those expressed or implied in any forward-looking statements contained in this report. These risks and uncertainties include, but are not limited to: our ability to complete or realize the anticipated benefits of the sale of our Critical Care product group; our ability to develop new products and avoid manufacturing and quality issues; risks or challenges related to integrating acquired businesses; clinical trial or commercial results or new product approvals and therapy adoption; the impact of domestic and global conditions, including current and future tariff actions; dependence on physicians, research institutions, and hospital systems; competition in the markets in which we operate; our reliance on vendors, suppliers, and other third parties; damage, failure, or interruption of our information technology systems; the impact of public health crises; consolidation in the healthcare industry; our ability to protect our intellectual property; our compliance with applicable regulations; our exposure to product liability claims; use of our products in unapproved circumstances; changes to reimbursement for our products; the impact of currency exchange rates; unanticipated actions by the United States Food and Drug Administration and other regulatory agencies; changes to tax laws; unexpected impacts or expenses of litigation or internal or government investigations; and other risks detailed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission ("SEC") on February 28, 2025,and as such risks and uncertainties may be further amended, supplemented or superseded from time to time by our subsequent reports on Forms 10-Q and 8-K we file with the SEC. These forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement, except as required by law. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections, except as required by law.

Unless otherwise indicated or otherwise required by the context, the terms "we," "our," "it," "its," "Company," "Edwards," and "Edwards Lifesciences" refer to Edwards Lifesciences Corporation and its subsidiaries.

Part I. Financial Information

Item 1.    Financial Statements
EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions, except par value; unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$3,140.6	$3,045.2
Short-term investments (Note 5)	757.9	930.7
Accounts receivable, net of allowances of $12.6 and $11.6, respectively	669.2	609.1
Other receivables	82.7	118.3
Inventories (Note 2)	1,113.9	1,086.7
Prepaid expenses	111.3	121.0
Other current assets	304.5	347.6
Current assets of discontinued operations (Note 4)	32.6	26.8
Total current assets	6,212.7	6,285.4
Long-term investments (Note 5)	277.9	307.9
Property, plant, and equipment, net	1,698.3	1,686.0
Operating lease right-of-use assets	96.9	98.2
Goodwill	1,778.7	1,776.7
Other intangible assets, net	1,174.9	1,176.6
Deferred income taxes	1,027.8	992.1
Other assets (Note 2)	742.7	721.6
Non-current assets of discontinued operations (Note 4)	12.4	10.8
Total assets	$13,022.3	$13,055.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$172.4	$197.4
Accrued and other liabilities (Note 2)	1,196.4	1,282.4
Operating lease liabilities	23.7	23.4
Current liabilities of discontinued operations (Note 4)	2.3	2.0
Total current liabilities	1,394.8	1,505.2
Long-term debt	597.8	597.7
Operating lease liabilities	77.9	78.9
Uncertain tax positions	402.6	384.6
Other liabilities	357.6	426.0
Total liabilities	2,830.7	2,992.4
Commitments and contingencies (Note 11)
Stockholders' equity
Preferred stock, $0.01 par value, authorized 50.0 shares, no shares outstanding	—	—
Common stock, $1.00 par value, 1,050.0 shares authorized, 655.9 and 654.8 shares issued, and 586.2 and 588.6 shares outstanding, respectively	655.9	654.8
Additional paid-in capital	2,653.2	2,613.4
Retained earnings	13,525.0	13,167.0
Accumulated other comprehensive loss (Note 12)	(254.5)	(244.5)
Treasury stock, at cost, 69.7 and 66.2 shares, respectively	(6,450.9)	(6,192.3)
Total Edwards Lifesciences Corporation stockholders' equity	10,128.7	9,998.4
Noncontrolling interest	62.9	64.5
Total stockholders' equity	10,191.6	10,062.9
Total liabilities and equity	$13,022.3	$13,055.3
The accompanying notes are an integral part of these consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in millions, except per share information; unaudited)

	Three Months Ended March 31,
	2025	2024
Net sales	$1,412.7	$1,329.9
Cost of sales	301.6	286.9
Gross profit	1,111.1	1,043.0
Selling, general, and administrative expenses	465.7	428.4
Research and development expenses	254.6	256.7
Certain litigation expenses	10.9	8.9
Separation costs (Note 3)	4.2	—
Other operating income	(19.1)	—
Operating income, net	394.8	349.0
Interest income, net	(36.5)	(16.5)
Other non-operating income, net	(2.6)	(5.7)
Income from continuing operations before provision for income taxes	433.9	371.2
Provision for income taxes	70.3	46.3
Net income from continuing operations	363.6	324.9
(Loss) income from discontinued operations, net of tax	(7.2)	26.1
Net income	356.4	351.0
Net loss attributable to noncontrolling interest	(1.6)	(0.9)
Net income attributable to Edwards Lifesciences Corporation	$358.0	$351.9

Share information (Note 13)
Earnings (loss) per share:
Basic
Continuing operations	$0.62	$0.54
Discontinued operations	$(0.01)	$0.04
Basic earnings per share	$0.61	$0.58
Diluted
Continuing operations	$0.62	$0.54
Discontinued operations	$(0.01)	$0.04
Diluted earnings per share	$0.61	$0.58
Weighted-average number of common shares outstanding:
Basic	586.9	601.6
Diluted	587.8	604.1
The accompanying notes are an integral part of these consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended March 31,
	2025	2024
Net income	$356.4	$351.0
Other comprehensive (loss) income, net of tax (Note 12):
Foreign currency translation adjustments	16.4	(26.1)
Unrealized (loss) gain on hedges	(27.6)	26.9
Unrealized pension credits	0.1	0.3
Unrealized gain on available-for-sale investments	1.1	8.4
Other comprehensive (loss) income, net of tax	(10.0)	9.5
Comprehensive income	346.4	360.5
Comprehensive loss attributable to noncontrolling interest	(1.6)	(0.9)
Comprehensive income attributable to Edwards Lifesciences Corporation	$348.0	$361.4
The accompanying notes are an integral part of these consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net income	$356.4	$351.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	36.6	38.5
Non-cash operating lease cost	6.1	7.7
Stock-based compensation (Note 9)	40.2	44.6
Loss (gain) on investments, net	12.5	(1.0)
Deferred income taxes	(24.3)	(35.8)
Other	3.6	0.5
Changes in operating assets and liabilities:
Accounts and other receivables, net	(43.7)	(55.0)
Inventories	(0.1)	(69.5)
Accounts payable and accrued liabilities	(103.4)	(89.1)
Income taxes	51.2	(263.1)
Prepaid expenses and other current assets	10.6	27.1
Intellectual property agreement accrual	(36.7)	(5.2)
Other	(28.6)	(4.2)
Net cash provided by (used in) operating activities	280.4	(53.5)
Cash flows from investing activities
Capital expenditures	(56.0)	(65.3)
Purchases of held-to-maturity investments (Note 5)	(12.8)	(0.8)
Proceeds from held-to-maturity investments (Note 5)	17.7	9.3
Purchases of available-for-sale investments (Note 5)	(634.5)	(1.8)
Proceeds from available-for-sale investments (Note 5)	827.9	157.3
Investments in intangible assets	—	(20.0)
Payment for working capital adjustment for sale of product group (Note 4)	(36.3)	—
Payment for acquisition options	(3.0)	(10.8)
Issuances of notes receivable	(17.8)	(2.5)
Other	0.1	(2.3)
Net cash provided by investing activities	85.3	63.1
Cash flows from financing activities
Purchases of treasury stock	(258.6)	(0.2)
Equity forward contract related to accelerated share repurchase agreement (Note 10)	(50.0)	—
Proceeds from stock plans	49.9	62.1
Other	0.7	(0.2)
Net cash (used in) provided by financing activities	(258.0)	61.7
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	(17.7)	9.7
Net increase in cash, cash equivalents, and restricted cash	90.0	81.0
Cash, cash equivalents, and restricted cash at beginning of period	3,058.8	1,148.0
Cash, cash equivalents, and restricted cash at end of period (Note 2)	$3,148.8	$1,229.0
The accompanying notes are an integral part of these consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions; unaudited)

	Common Stock		Treasury Stock
	Shares	Par Value	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Edwards Lifesciences Corporation Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
Balance at December 31, 2024	654.8	$654.8	66.2	$(6,192.3)	$2,613.4	$13,167.0	$(244.5)	$9,998.4	$64.5	$10,062.9
Net income						358.0		358.0	(1.6)	356.4
Other comprehensive loss, net of tax							(10.0)	(10.0)		(10.0)
Common stock issued under stock plans and other	1.1	1.1			49.6			50.7		50.7
Stock-based compensation expense					40.2			40.2		40.2
Purchases of treasury stock			3.5	(258.6)	(50.0)			(308.6)		(308.6)
Balance at March 31, 2025	655.9	$655.9	69.7	$(6,450.9)	$2,653.2	$13,525.0	$(254.5)	$10,128.7	$62.9	$10,191.6
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

1.     BASIS OF PRESENTATION

The accompanying interim consolidated condensed financial statements and related disclosures have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") and should be read in conjunction with the consolidated financial statements and notes included in Edwards Lifesciences' Annual Report on Form 10-K for the year ended December 31, 2024. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") have been condensed or omitted.

The consolidated condensed financial statements include the accounts of all wholly-owned subsidiaries and variable interest entities ("VIEs") for which the Company is the primary beneficiary. The Company attributes the net income or losses of its consolidated VIE to controlling and noncontrolling interests using the hypothetical liquidation at book value method. All intercompany accounts and transactions have been eliminated in consolidation.

On September 3, 2024, the Company sold its Critical Care product group ("Critical Care"). The historical results of Critical Care are reflected as discontinued operations in the Company's consolidated condensed financial statements through the date of disposition. In addition, as a next step in the Company's disposal plan to exit businesses that are not focused on implantable medical innovations for structural heart disease, the historical results of a small non-core product group that the Company plans to sell are also included in discontinued operations for all periods presented. Unless otherwise indicated, the information in the notes to the consolidated condensed financial statements refer only to Edwards Lifesciences' continuing operations. For more information, see Note 4.

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

There have been no material changes to the Company's significant accounting policies from those described in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

New Accounting Standards Not Yet Adopted

In November 2024, the Financial Accounting Standards Board ("FASB") issued an amendment to the accounting guidance on income statement presentation to require disclosure, in the notes to the financial statements, of disaggregated information about certain costs and expenses, including purchases of inventory, employee compensation, and depreciation and amortization included in each relevant expense caption within continuing operations. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The Company is currently evaluating the impact the guidance will have on its consolidated financial statements.

In December 2023, the FASB issued an amendment to the accounting guidance on income taxes which requires entities to provide additional information in the rate reconciliation and additional disaggregated disclosures about income taxes paid. This guidance requires public entities to disclose in their rate reconciliation table additional categories of information about federal, state, and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold. The guidance is effective for annual periods beginning after December 15, 2024. The Company does not expect the adoption of this guidance to impact its financial statements, but expects that the guidance will impact its income tax disclosures.

2.     OTHER CONSOLIDATED FINANCIAL STATEMENT DETAILS

Composition of Certain Financial Statement Captions
(in millions)

Components of selected captions in the consolidated condensed balance sheets consisted of the following:

	March 31, 2025	December 31, 2024
Inventories
Raw materials	$259.2	$241.1
Work in process	260.2	236.2
Finished products	594.5	609.4
	$1,113.9	$1,086.7

At March 31, 2025 and December 31, 2024, $200.3 million and $181.7 million, respectively, of the Company's finished products inventories were held on consignment.

	March 31, 2025	December 31, 2024
Other assets
Tax receivable (Note 14)	$297.8	$293.9
Notes and other receivables	147.8	129.3
Acquisition options	150.3	147.1
Long-term prepaid royalties	99.7	101.6
Fair value of derivatives	26.6	34.7
Other long-term assets	20.5	15.0
	$742.7	$721.6

Accrued and other liabilities
Employee compensation and withholdings	$232.8	$358.6
Taxes payable	297.4	286.6
Property, payroll, and other taxes	79.3	88.1
Research and development accruals	74.9	74.1
Accrued rebates	118.9	139.3
Fair value of derivatives	10.5	8.3
Accrued marketing expenses	15.3	13.8
Legal and insurance	28.0	26.8
Litigation settlement	87.5	73.8
Accrued relocation costs	14.5	15.4
Accrued professional services	18.0	20.1
Accrued realignment reserves	22.0	27.4
Unfavorable contract liability	46.2	53.7
Liability under transition services agreement	66.0	—
Other accrued liabilities	85.1	96.4
	$1,196.4	$1,282.4

Supplemental Cash Flow Information
(in millions)

	Three Months Ended March 31,
	2025	2024
Cash paid during the year for:
Income taxes (a) (Note 14)	$35.1	$349.2
Amounts included in the measurement of operating lease liabilities	$7.0	$7.3
Non-cash investing and financing transactions:
Right-of-use assets obtained in exchange for new lease liabilities	$3.2	$7.7
Capital expenditures accruals	$31.2	$34.0
______________________________________
(a)     Includes cash paid for income taxes from discontinued operations of zero and $6.6 million for the three months ended March 31, 2025 and 2024, respectively.

Cash, Cash Equivalents, and Restricted Cash
(in millions)

	March 31, 2025	December 31, 2024
Continuing operations
Cash and cash equivalents	$3,140.6	$3,045.2
Restricted cash included in other current assets	0.7	3.2
Restricted cash included in other assets	1.0	0.8
Total	$3,142.3	$3,049.2
Discontinued operations
Cash and cash equivalents	$6.5	$9.6
Total	$6.5	$9.6
Total cash, cash equivalents, and restricted cash	$3,148.8	$3,058.8

Amounts included in restricted cash primarily represent funds placed in escrow related to litigation.

3.    RESTRUCTURING CHARGES AND SEPARATION COSTS

In September 2024, the Company recorded an expense of $32.9 million related primarily to severance expenses associated with a global workforce realignment impacting approximately 2% of the Company's employees. The following table presents details of the restructuring liability, which is included in Accrued and Other Liabilities:

Restructuring Liability
(in millions)
Balance at December 31, 2024	$20.1
Payments	(6.1)
Balance at March 31, 2025	$14.0

The Company's remaining severance obligations are expected to be substantially paid within the next 12 months.

In the three months ended March 31, 2025, the Company recorded expenses of $4.2 million, primarily related to costs incurred for professional advisory services associated with the sale of Critical Care. For further information, see Note 4.

4.    DISCONTINUED OPERATIONS

On June 3, 2024, the Company entered into a definitive agreement to sell Critical Care to Becton, Dickinson and Company ("BD"), and the sale was completed on September 3, 2024. In addition, as a next step in the Company's disposal plan to exit businesses that are not focused on implantable medical innovations for structural heart disease, the Company has committed to a plan to sell a non-core product group, with the sale expected to occur in 2025.

Critical Care and the aforementioned non-core product group (collectively, the "discontinued product groups") were historically reported in each of the Company's segments (United States, Europe, Japan, and Rest of World).

The Company concluded that the Critical Care product group met the criteria to be classified as held-for-sale in June 2024 and that the non-core product group met the criteria to be classified as held-for-sale in September 2024. The Company determined that, when considered together, the conditions for discontinued operations presentation had been met with respect to the discontinued product groups. A component of an entity is reported in discontinued operations after meeting the criteria for held-for-sale classification if the disposition represents a strategic shift that has (or will have) a major effect on the entity's operations and financial results. The Company analyzed the quantitative and qualitative factors relevant to the discontinued product groups, including their significance to the Company’s overall net income and total assets, and determined that those conditions for discontinued operations presentation had been met. As such, the historical financial condition and results of the discontinued product groups have been reflected as discontinued operations in the Company's consolidated condensed financial statements. The assets and liabilities associated with the discontinued product groups are classified as assets and liabilities of discontinued operations in the Company's consolidated condensed balance sheets. Prior period amounts have been adjusted to reflect the discontinued operations presentation.

In connection with the sale of Critical Care, the Company entered into a Transition Services Agreement ("TSA") to provide certain support services for up to 36 months from the closing date of the sale (with certain extension rights as provided therein). These support services may be in the areas of accounting, information technology, human resources, quality assurance, regulatory affairs, customer support, and global supply chain, among others. In connection with the TSA, the Company recorded an unfavorable contract liability of $115.1 million, which will be recognized over the TSA term. As of March 31, 2025, the remaining unfavorable contract liability was $73.9 million, included in Accrued and Other Liabilities and Other Liabilities.

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

As of March 31, 2025, the Company had a net payable of approximately $64.5 million to BD related to the services under the agreements. The Company recorded income from the TSA of $17.9 million during the three months ended March 31, 2025, which is recorded in Other Operating Income on the Company's consolidated condensed statements of operations.

During the three months ended March 31, 2025, the Company paid BD $36.3 million for certain working capital adjustments in connection with the sale of Critical Care.

Details of Income from Discontinued Operations are as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Net sales	$17.0	$268.3
Cost of sales	9.7	98.7
Gross profit	7.3	169.6
Selling, general, and administrative expenses	5.7	61.3
Research and development expenses	1.4	28.5
Separation costs	5.3	41.3
Operating (loss) income, net	(5.1)	38.5
Other non-operating expense, net	3.1	0.3
(Loss) income from discontinued operations before provision for income taxes	(8.2)	38.2
(Benefit from) provision for income taxes from discontinued operations	(1.0)	12.1
Net (loss) income from discontinued operations	(7.2)	26.1

Separation costs related primarily to consulting, legal, tax, and other professional advisory services associated with the sale of Critical Care.

Details of assets and liabilities of discontinued operations are as follows (in millions):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$6.5	$9.6
Accounts receivable, net of allowances	6.1	—
Inventories	17.3	15.1
Prepaid expenses	2.7	2.1
Total current assets of discontinued operations	$32.6	$26.8
Property, plant, and equipment, net	$4.6	$3.4
Operating lease right-of-use assets	0.2	—
Goodwill	7.4	7.4
Other assets	0.2	—
Total non-current assets of discontinued operations	$12.4	$10.8
Accounts payable	$0.4	$—
Accrued and other liabilities	1.7	2.0
Operating lease liabilities	0.2	—
Total current liabilities of discontinued operations	$2.3	$2.0

Cash flows attributable to the Company's discontinued operations are included in the Company's consolidated condensed statements of cash flows. Significant non-cash operating and investing activities attributable to discontinued operations consisted of the following (in millions):

	Three Months Ended March 31,
	2025	2024
Depreciation and amortization	—	5.9
Stock-based compensation	0.1	5.6
Inventory reserves and write offs	—	2.7
Capital expenditures	(1.0)	(5.1)

5.     INVESTMENTS

Debt Securities

Investments in debt securities at the end of each period were as follows (in millions):

	March 31, 2025				December 31, 2024
Held-to-maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Bank time deposits	$53.0	$—	$—	$53.0	$57.9	$—	$—	$57.9

Available-for-sale
Bank time deposits	$10.1	$—	$—	$10.1	$13.9	$—	$—	$13.9
Commercial paper	255.6	—	—	255.6	236.5	—	—	236.5
U.S. government and agency securities	267.3	—	(0.8)	266.5	238.1	0.1	(1.1)	237.1
Asset-backed securities	59.3	—	(1.2)	58.1	70.2	—	(1.4)	68.8
Corporate debt securities	232.7	0.1	(1.9)	230.9	465.0	0.1	(2.8)	462.3
Municipal securities	2.8	—	—	2.8	2.7	—	—	2.7
Total	$827.8	$0.1	$(3.9)	$824.0	$1,026.4	$0.2	$(5.3)	$1,021.3
The cost and fair value of investments in debt securities, by contractual maturity, as of March 31, 2025, were as follows:

	Held-to-Maturity		Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Due in 1 year or less	$53.0	$53.0	$706.0	$704.9
Due after 1 year through 5 years	—	—	46.8	46.0
Instruments not due at a single maturity date (a)	—	—	75.0	73.1
	$53.0	$53.0	$827.8	$824.0
_______________________________________
(a)     Consists of mortgage-backed and asset-backed securities.
Actual maturities may differ from the contractual maturities due to call or prepayment rights.
The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of March 31, 2025 and December 31, 2024, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	March 31, 2025
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$—	$—	$17.7	$(0.8)	$17.7	$(0.8)
Asset-backed securities	8.0	(0.1)	44.6	(1.1)	52.6	(1.2)
Corporate debt securities	—	—	84.1	(1.9)	84.1	(1.9)
	$8.0	$(0.1)	$146.4	$(3.8)	$154.4	$(3.9)

	December 31, 2024
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$—	$—	$19.9	$(1.1)	$19.9	$(1.1)
Asset-backed securities	8.4	(0.1)	53.3	(1.3)	61.7	(1.4)
Corporate debt securities	—	—	141.0	(2.8)	141.0	(2.8)
	$8.4	$(0.1)	$214.2	$(5.2)	$222.6	$(5.3)

The Company reviews its investments in debt securities to determine if there has been an other-than-temporary decline in fair value. Consideration is given to (1) the financial condition and near-term prospects of the issuer, including the credit quality of the security's issuer, (2) the Company's intent to sell the security, and (3) whether it is more likely than not the Company will have to sell the security before recovery of its amortized cost. The unrealized losses on the debt securities were largely due to changes in interest rates, not credit quality, and as of March 31, 2025, the Company did not intend to sell the securities, and it was not more likely than not that it would be required to sell the securities before recovery of the unrealized losses, and, therefore, the unrealized losses are considered temporary.

Investments in Unconsolidated Entities

The Company has a number of equity investments in unconsolidated entities. These investments are recorded in Long-term Investments on the consolidated condensed balance sheets, and are as follows:

	March 31, 2025	December 31, 2024
	(in millions)
Equity method investments
Carrying value of equity method investments	$33.1	$34.8
Equity securities
Carrying value of marketable equity securities	5.6	5.5
Carrying value of non-marketable equity securities	120.1	119.1
Total investments in unconsolidated entities	$158.8	$159.4

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

Marketable equity securities consist of investments with readily determinable fair values over which we do not own a controlling interest or exercise significant influence. Non-marketable equity securities consist of investments in privately held companies without readily determinable fair values and are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. As of March 31, 2025, the Company had recorded cumulative upward adjustments of $9.3 million based on observable price changes, and cumulative downward adjustments of $6.2 million due to impairments and observable price changes.

During the three months ended March 31, 2025, the gross realized gains or losses from sales of available-for-sale investments were not material.

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

Consolidated VIEs

In February 2023, the Company acquired a majority equity interest in a medical technology company pursuant to a preferred stock purchase agreement, and amended and restated a previous option agreement to acquire the remaining equity interest. Edwards concluded that it is the primary beneficiary and consolidated the VIE. The total assets and liabilities of the Company's consolidated VIE were $247.1 million and $23.1 million, respectively, as of March 31, 2025, and were $252.3 million and $24.3 million, respectively, as of December 31, 2024. The assets of the VIE can only be used to settle obligations of the VIE and general creditors have no recourse to the Company.

Unconsolidated VIEs

Edwards has relationships with various VIEs that it does not consolidate as Edwards lacks the power to direct the activities that significantly impact the economic success of these entities.

In July 2024, the Company entered into an agreement and plan of merger to acquire JenaValve Technology, Inc.
("JenaValve"). Concurrently, the Company entered into a promissory note agreement to loan JenaValve up to
$75.0 million should the merger not close within 90 days, amongst certain other conditions. As of March 31, 2025 and December 31, 2024, the Company had advanced $30.0 million and $15.0 million, respectively, under the note agreement (included in Other Assets on the consolidated condensed balance sheets). In April 2025, the Company advanced an additional $7.5 million under the note agreement.

In April 2021, the Company entered into a promissory note agreement, a preferred stock purchase agreement, and an option agreement with a privately-held medical device company (the "Investee"). The secured promissory note provides for borrowings up to $45.0 million. As of both March 31, 2025 and December 31, 2024, the Company had (a) advanced a total of $45.0 million under the promissory note (included in Other Assets), (b) invested $42.8 million in the Investee's preferred equity securities (included in Long-term Investments) and (c) had paid $20.9 million for an option to acquire the Investee (included in Other Assets). In April 2025, the Company invested an additional $1.8 million in the Investee's preferred equity securities and $4.0 million for the option to acquire the Investee. Pursuant to the agreements, the Company may be required to invest up to an additional $1.2 million in the Investee's preferred equity securities and up to an additional $2.6 million for the option to acquire the Investee.

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

The consolidated condensed financial statements include financial instruments for which the fair market value of such instruments may differ from amounts reflected on a historical cost basis. Financial instruments of the Company consist of cash deposits, accounts and other receivables, investments, accounts payable, certain accrued liabilities, and borrowings under a revolving credit agreement. The carrying value of these financial instruments generally approximates fair value due to their short-term nature. Financial instruments also include notes payable. As of March 31, 2025, the fair value of the notes payable, based on Level 2 inputs, was $593.0 million.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company's financial instruments which are measured at fair value on a recurring basis (in millions):

March 31, 2025	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,486.4	$1,190.8	$—	$2,677.2
Available-for-sale investments:
Bank time deposits	—	10.1	—	10.1
Corporate debt securities	—	230.9	—	230.9
Asset-backed securities	—	58.1	—	58.1
United States government and agency securities	—	266.5	—	266.5
Commercial paper	—	255.6	—	255.6
Municipal securities	—	2.8	—	2.8
Equity investments in unconsolidated entities	5.6	—	—	5.6
Investments held for deferred compensation plans	140.1	—	—	140.1
Derivatives	—	39.8	—	39.8
	$1,632.1	$2,054.6	$—	$3,686.7
Liabilities
Derivatives	$—	$10.5	$—	$10.5
Contingent consideration liabilities	—	—	16.5	16.5
Other	—	—	6.1	6.1
	$—	$10.5	$22.6	$33.1
December 31, 2024
Assets
Cash equivalents	$1,394.4	$985.5	$—	$2,379.9
Available-for-sale investments:
Bank time deposits	—	13.9	—	13.9
Corporate debt securities	—	462.3	—	462.3
Asset-backed securities	—	68.8	—	68.8
United States government and agency securities	—	237.1	—	237.1
Commercial paper	—	236.5	—	236.5
Municipal securities	—	2.7	—	2.7
Equity investments in unconsolidated entities	5.5	—	—	5.5
Investments held for deferred compensation plans	146.6	—	—	146.6
Derivatives	—	82.1	—	82.1
	$1,546.5	$2,088.9	$—	$3,635.4
Liabilities
Derivatives	$—	$8.2	$—	$8.2
Contingent consideration liabilities	—	—	16.5	16.5
Other	—	—	5.0	5.0
	$—	$8.2	$21.5	$29.7

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

Contingent Consideration Liabilities

Certain of the Company's acquisitions involve contingent consideration arrangements. Payment of additional consideration is contingent upon the acquired company reaching certain performance milestones, such as attaining specified sales levels or obtaining regulatory approvals. These contingent consideration liabilities are measured at estimated fair value using either a probability weighted discounted cash flow analysis or a Monte Carlo simulation model, both of which consider significant unobservable inputs. These inputs include (1) the discount rate used to calculate the present value of the projected cash flows (ranging from 0.0% to 11.7%; with a weighted average of 5.1%), (2) the probability of milestone achievement (ranging from 60% to 100%; with a weighted average of 64.8%), (3) the projected payment dates (ranging from 2025 to 2032; with a weighted average of 2028), and (4) the volatility of future revenue (25%). The weighted average of each of the above inputs was determined based on the relative fair value of each obligation. The use of different assumptions could have a material effect on the estimated fair value amounts.

The following tables summarize the changes in fair value of Level 3 financial instruments measured at fair value on a recurring basis (in millions):

	Contingent Consideration	Other	Total
Balance at December 31, 2024	$16.5	$5.0	$21.5
Changes in fair value	—	1.1	1.1
Balance at March 31, 2025	$16.5	$6.1	$22.6

	Contingent Consideration	Other	Total
Balance at December 31, 2023	$—	$10.3	$10.3
Changes in fair value	—	(5.3)	(5.3)
Balance at March 31, 2024	$—	$5.0	$5.0

8.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses derivative financial instruments to manage its currency exchange rate risk and interest rate risk as summarized below. Notional amounts are stated in United States dollar equivalents at spot exchange rates at the respective dates. The Company does not enter into these arrangements for trading or speculation purposes.

	Notional Amount
	March 31, 2025	December 31, 2024
	(in millions)
Foreign currency forward exchange contracts	$2,056.8	$1,926.9
Cross-currency swap contracts	300.0	300.0

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

The following table presents the location and fair value amounts of derivative instruments reported in the consolidated condensed balance sheets (in millions):

		Fair Value
Derivatives designated as hedging instruments	Balance Sheet Location	March 31, 2025	December 31, 2024
Assets
Foreign currency contracts	Other current assets	$13.2	$47.4
Cross-currency swap contracts	Other assets	$26.6	$34.7
Liabilities
Foreign currency contracts	Accrued and other liabilities	$9.7	$6.4
Derivatives not designated as hedging instruments
Liabilities
Foreign currency contracts	Accrued and other liabilities	$0.8	$1.8

The following table presents the effect of master-netting agreements and rights of offset on the consolidated condensed balance sheets (in millions):

				Gross Amounts Not Offset in the Consolidated Balance Sheet
		Gross Amounts Offset in the Consolidated Balance Sheet
			Net Amounts Presented in the Consolidated Balance Sheet
March 31, 2025	Gross Amounts			Financial Instruments	Cash Collateral Received	Net Amount
Derivative assets
Foreign currency contracts	$13.2	$—	$13.2	$(4.5)	$—	$8.7
Cross-currency swap contracts	$26.6	$—	$26.6	$—	$—	$26.6
Derivative liabilities
Foreign currency contracts	$10.5	$—	$10.5	$(4.5)	$—	$6.0
December 31, 2024
Derivative assets
Foreign currency contracts	$47.4	$—	$47.4	$(5.4)	$—	$42.0
Cross-currency swap contracts	$34.7	$—	$34.7	$—	$—	$34.7
Derivative liabilities
Foreign currency contracts	$8.2	$—	$8.2	$(5.4)	$—	$2.8
The following table presents the effect of derivative and non-derivative hedging instruments on the consolidated condensed statements of operations and consolidated condensed statements of comprehensive income (in millions):

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)
	Three Months Ended March 31,

	2025	2024
Cash flow hedges
Foreign currency contracts	$(27.6)	$36.2
Net investment hedges
Cross-currency swap contracts	$(8.1)	$4.4

The cross-currency swap contracts have an expiration date of June 15, 2028. At the maturity of the cross-currency swap contracts, the Company will deliver the notional amount of €257.2 million and will receive $300.0 million from the counterparties. The Company receives semi-annual interest payments from the counterparties based on a fixed interest rate until maturity of the agreements.

The following tables present the effect of derivative instruments on the consolidated condensed statements of operations (in millions):

	Location and Amount of Gain or (Loss) Recognized in Income
	Three Months Ended March 31, 2025
	Cost of sales	Interest income, net	Other non-operating income, net
Total amounts presented in the consolidated condensed statements of operations	$(301.6)	$36.5	$2.6
The effects of cash flow hedges:
Foreign currency contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive loss into income	$10.2	$—	$—
The effects of net investment hedges:
Cross currency swap contracts:
Amount excluded from effectiveness testing	$—	$1.7	$—
The effects of non-designated hedges:
Foreign currency contracts	$—	$—	$(11.3)

	Location and Amount of Gain or (Loss) Recognized in Income
	Three Months Ended March 31, 2024
	Cost of sales	Interest income, net	Other non-operating income, net
Total amounts presented in the consolidated condensed statements of operations	$(286.9)	$16.5	$5.7
The effects of fair value hedges:
Foreign currency contracts:
Hedged items	$—	$—	$(4.0)
Derivatives designated as hedging instruments	$—	$—	$4.0
Amount excluded from effectiveness testing (amortized)	$—	$—	$0.8
The effects of cash flow hedges:
Foreign currency contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive loss into income	$2.4	$—	$—
The effects of net investment hedges:
Cross currency swap contracts:
Amount excluded from effectiveness testing	$—	$1.7	$—
The effects of non-designated hedges:
Foreign currency contracts	$—	$—	$12.4

The Company expects that during the next twelve months it will reclassify to earnings a $10.8 million gain currently recorded in Accumulated Other Comprehensive Loss.

9.    STOCK-BASED COMPENSATION

Stock-based compensation expense related to awards issued under the Company's incentive compensation plans for the three months ended March 31, 2025 and 2024 was as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Cost of sales	$7.3	$7.2
Selling, general, and administrative expenses	22.8	21.8
Research and development expenses	10.0	10.0
Total stock-based compensation expense	40.1	39.0
Income tax benefit	(6.5)	(5.5)
Total stock-based compensation expense, net of tax	$33.6	$33.5

At March 31, 2025, the total remaining compensation cost related to nonvested stock options, restricted stock units, market-based restricted stock units, and employee stock purchase plan ("ESPP") subscription awards amounted to $239.3 million, which will be amortized on a straight-line basis over each award's requisite service period. The weighted-average remaining requisite service period is 29 months.

Fair Value Disclosures

The following table includes the weighted-average grant-date fair values of stock options granted during the periods indicated and the related weighted-average assumptions used in the Black-Scholes option pricing model:

Option Awards	Three Months Ended March 31,
	2025	2024
Risk-free interest rate	4.4%	4.3%
Expected dividend yield	None	None
Expected volatility	31.0%	32.7%
Expected term (years)	5.5	5.3
Fair value, per option	$28.43	$32.91
The following table includes the weighted-average grant-date fair values for ESPP subscriptions granted during the periods indicated and the related weighted-average assumptions used in the Black-Scholes option pricing model:

ESPP	Three Months Ended March 31,
	2025	2024
Risk-free interest rate	4.3%	5.1%
Expected dividend yield	None	None
Expected volatility	29.5%	34.8%
Expected term (years)	0.6	0.6
Fair value, per share	$17.99	$25.52

10.    ACCELERATED SHARE REPURCHASE

During 2025 and 2024, the Company entered into accelerated share repurchase ("ASR") agreements providing for the repurchase of the Company's common stock based on the volume-weighted average price of the Company's common stock during the term of the applicable agreements, less a discount. The following table summarizes the terms of the ASR agreements (dollars and shares in millions, except per share data):

		Initial Delivery			Final Settlement
Agreement Date	Amount Paid	Shares Received	Price per Share	Value of Shares as % of Contract Value	Settlement Date	Total Shares Received	Average Price per Share
April 2024	$150.0	1.4	$85.95	80%	May 2024	1.7	$86.72
August 2024	$500.0	5.8	$68.93	80%	December 2024	7.5	$66.60
February 2025	$250.0	2.6	$76.00	80%	(a)
______________________________________
(a)     The ASR agreement has a scheduled termination date of July 25, 2025. At the conclusion of the ASR agreement, the Company may receive additional shares or may be required to pay additional cash or shares (at the Company's election).

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

The European Commission (the “Commission”) is investigating certain business practices of Edwards, including its unilateral pro-innovation (anti-copycat) policy and patent practices. The Company is cooperating with the Commission and believes its business practices support healthy competition. The Company cannot predict the outcome of the investigation or the potential impact on its financial statements.

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

On October 14, 2024, a purported stockholder of Edwards filed a putative securities class action (the "Securities Class Action") complaint against the Company and certain of its executive officers in the United States District Court for the Central District of California, captioned Patel v. Edwards Lifesciences Corporation, et al., No. 24-cv-02221. The complaint alleges violations of various securities laws based on alleged false or misleading statements regarding our business prospects. The complaint seeks damages, interest, costs and other fees.

On December 31, 2024, Plaintiff Manh Ho filed a shareholder derivative action in the United States District Court for the Central District of California, captioned Ho v. Zovighian, et al., Case No. 8:24-cv-02822, purportedly on behalf of Edwards against certain of our officers and directors for alleged violations of federal securities laws, breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets (the “Ho Action”). On January 17, 2025, Plaintiff Barbara Sheridan filed a different shareholder derivative action in the United States District Court for the Central District of California, Sheridan v. Zovighian, et al., Case No. 8:25-cv-00097, purportedly on behalf of Edwards against certain of our officers and directors for similar alleged violations (the “Sheridan Action”). Both the Ho Action and the Sheridan Action are based on the same facts as the Securities Class Action. On April 10, 2025, the Court consolidated the Ho Action and the Sheridan Action (now referred to as the “Consolidated Derivative Action”). The Company is unable to predict the ultimate outcome of the Securities Class Action and the Consolidated Derivative Action or estimate a range of possible exposure; therefore, no amounts have been accrued. The Company intends to defend itself against the lawsuits vigorously.

The Company is or may be a party to, or may otherwise be responsible for, other pending or threatened lawsuits including those related to products and services currently or formerly manufactured or performed, as applicable, by the Company, workplace and employment matters, matters involving real estate, the Company's operations or health care regulations, contingent consideration, commercial matters, or governmental investigations (the “Lawsuits”). The Lawsuits raise difficult and complex factual and legal issues and are subject to many uncertainties, including, but not limited to, the facts and circumstances of each particular case or claim, the jurisdiction in which each suit is brought, and differences in applicable law. Management does not believe that any loss relating to the Lawsuits would have a material adverse effect on the Company's overall financial condition, results of operations or cash flows. However, the resolution of one or more of the Lawsuits in any reporting period, could have a material adverse impact on the Company's financial results for that period. The Company is not able to estimate the amount or range of any loss for legal contingencies related to the Lawsuits for which there is no reserve or additional loss for matters already reserved.

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

12.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables summarize the activity for each component of Accumulated Other Comprehensive Loss (in millions):

	Foreign Currency Translation Adjustments	Unrealized Gain on Hedges	Unrealized Loss on Available-for-sale Investments	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
December 31, 2024	$(274.1)	$37.7	$(4.0)	$(4.1)	$(244.5)
Other comprehensive income (loss) before reclassifications	16.1	(27.6)	18.3	0.1	6.9
Amounts reclassified from accumulated other comprehensive loss	(1.7)	(10.2)	(17.0)	—	(28.9)
Deferred income tax benefit (expense)	2.0	10.2	(0.2)	—	12.0
March 31, 2025	$(257.7)	$10.1	$(2.9)	$(4.0)	$(254.5)

	Foreign Currency Translation Adjustments	Unrealized Gain on Hedges	Unrealized Loss on Available-for-sale Investments	Unrealized Pension Credits	Total Accumulated Other Comprehensive Loss
December 31, 2023	$(214.5)	$0.7	$(24.8)	$(4.2)	$(242.8)
Other comprehensive (loss) income before reclassifications	(23.3)	43.4	7.0	0.4	27.5
Amounts reclassified from accumulated other comprehensive loss	(1.7)	(7.2)	2.5	—	(6.4)
Deferred income tax expense	(1.1)	(9.3)	(1.1)	(0.1)	(11.6)
March 31, 2024	$(240.6)	$27.6	$(16.4)	$(3.9)	$(233.3)

The following table provides information about amounts reclassified from Accumulated Other Comprehensive Loss (in millions):

	Three Months Ended March 31,
			Affected Line on Consolidated Condensed Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	2025	2024
Foreign currency translation adjustments	$1.7	$1.7	Other non-operating income, net
	(0.4)	(0.4)	Provision for income taxes
	$1.3	$1.3	Net of tax
Gain on hedges	$10.2	$2.4	Cost of sales
	—	4.8	Other non-operating income, net
	10.2	7.2	Total before tax
	(2.7)	(1.5)	Provision for income taxes
	$7.5	$5.7	Net of tax
Loss on available-for-sale investments	$17.0	$(2.5)	Interest income, net
	(4.2)	0.6	Provision for income taxes
	$12.8	$(1.9)	Net of tax

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

The table below presents the computation of basic and diluted earnings per share (in millions, except for per share information):

	Three Months Ended March 31,
	2025	2024
Net Income for Earnings Per Share Calculations:
Income from continuing operations, net of tax	$363.6	$324.9
Net loss attributable to noncontrolling interests	(1.6)	(0.9)
Income from continuing operations attributable to Edwards Lifesciences Corporation	365.2	325.8
(Loss) income from discontinued operations	(7.2)	26.1
Net income attributable to Edwards Lifesciences Corporation	$358.0	$351.9
Weighted Average Shares:
Basic weighted-average shares outstanding	586.9	601.6
Dilutive effect of stock plans	0.9	2.5
Dilutive weighted-average shares outstanding	587.8	604.1
Earnings per Share:
Basic:
Continuing operations	$0.62	$0.54
Discontinued operations	(0.01)	0.04
Basic earnings per share	$0.61	$0.58
Diluted:
Continuing operations	$0.62	$0.54
Discontinued operations	(0.01)	0.04
Diluted earnings per share	$0.61	$0.58

Stock options, restricted stock units, and market-based restricted stock units to purchase an aggregate of 8.0 million and 5.3 million common shares for the three months ended March 31, 2025 and 2024, respectively, were outstanding but were not included in the computation of diluted earnings per share for such periods because the effect would have been anti-dilutive. Additionally, 1.0 million shares that would have been received if the ASR agreement discussed in Note 10 was settled as of March 31, 2025, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

14.    INCOME TAXES

The Company's effective income tax rate attributable to continuing operations was 16.2% and 12.5% for the three months ended March 31, 2025 and 2024, respectively. The increase in the effective rate between the three months ended March 31, 2025 and 2024 was primarily due to an increase in global minimum tax ("Pillar Two," as noted below) and a decrease in the tax benefit from employee share-based compensation. In addition, the effective rates for the three months ended March 31, 2025 and 2024, were lower than the federal statutory rate of 21% primarily due to (1) foreign earnings taxed at lower rates, (2) United States federal and California research and development credits, and (3) the tax benefit from employee share-based compensation. The effective rates include a tax benefit from employee share-based compensation attributable to continuing operations of $1.3 million and $5.8 million for the three months ended March 31, 2025 and 2024, respectively.

Many countries are implementing some or all of the Organisation for Economic Co-operation and Development’s Base Erosion and Profit Shifting Pillar Two ("Pillar Two") rules that impose a global minimum tax of 15% on reported profits. Although Pillar Two provides a framework for applying the minimum tax, countries may enact Pillar Two slightly differently than the model rules and on different timelines and may adjust domestic tax incentives in response to Pillar Two. In addition, in

January 2025, the United States issued an executive order announcing opposition to aspects of these rules. As countries continue to enact and refine the Pillar Two rules, the Company will evaluate the potential effects of Pillar Two on its effective tax rate. In 2025, the Company expects the Pillar Two provisions to result in additional tax expense of approximately $60 million.

In the normal course of business, the Internal Revenue Service ("IRS") and other taxing authorities are in different stages of examining various years of the Company's tax filings. During these audits, the Company may receive proposed audit adjustments that could be material. Therefore, there is a possibility that an adverse outcome in these audits could have a material effect on the Company's financial condition and results of operations. The Company strives to resolve open matters with each tax authority at the examination level and could reach an agreement with a tax authority at any time. While the Company has accrued for matters it believes are more likely than not to require settlement, the final outcome with a tax authority may result in a tax liability that is materially different from that reflected in the consolidated financial statements. Furthermore, the Company may later decide to challenge any assessments, if made, and may exercise its right to appeal. Uncertain tax positions are reviewed quarterly and adjusted as events occur that affect potential liabilities for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, negotiations between tax authorities, identification of new issues, and issuance of new legislation, regulations, or case law.

As of March 31, 2025 and December 31, 2024, the gross liability recorded for income taxes associated with uncertain tax positions was $700.1 million and $678.8 million, respectively. The Company estimates that these liabilities would be reduced by $332.7 million and $319.9 million, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, and timing adjustments. The net amounts of $367.4 million and $358.9 million, respectively, if not required, would favorably affect the Company's effective tax rate. Management believes that adequate amounts of tax and related penalty and interest have been provided for any adjustments that may result from these uncertain tax positions.

In the first quarter of 2022, the Company executed an Advance Pricing Agreement (“APA”) between Japan and Switzerland covering distribution transactions for tax years 2020 through 2024, and in 2023, the Company executed an APA between Japan and the United States covering tax years 2020 through 2024. The Company also executed an APA in the fourth quarter of 2024 between Japan and Singapore covering tax years 2022 through 2026 with roll-back terms to cover the distribution of TAVR products beginning in 2020 and the distribution of Surgical products beginning in 2018. Also in the fourth quarter of 2024, the Company filed with the Japanese tax authorities an APA renewal application between Japan and the United States covering tax years 2025 through 2029. The Company filed the APA renewal application with the United States tax authorities in the first quarter of 2025.

The audits of the Company’s United States federal income tax returns through 2014 have been closed. The IRS audit field work for the 2015 through 2017 tax years was completed during the second quarter of 2021, except for transfer pricing and related matters. The IRS is currently examining the 2018 through 2020 tax years.

At March 31, 2025, all material state, local, and foreign income tax matters have been concluded for years through 2015.

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

The Company plans to vigorously contest the additional tax claimed by the IRS through the judicial process. Final resolution of this matter is not likely within the next 12 months. The Company believes the amounts previously accrued related to this uncertain tax position are appropriate for a number of reasons, including the interpretation and application of relevant tax laws and accounting standards to the Company's facts and, accordingly, has not accrued any additional amount based on the

NOD and other proceedings to date. Nonetheless, the outcome of the judicial process cannot be predicted with certainty, and it is possible that the outcome of that process could have a material impact on the Company's consolidated financial statements. As noted below, similar material tax disputes may arise for the 2018 through 2024 tax years. The Company made deposits with the IRS of $75 million in November 2022, and $305.1 million in March 2024, to prevent the further accrual of interest on that portion of any additional tax and interest the Company may ultimately be found to owe while the Company prepares to contest through the judicial process the IRS's entitlement to any of the additional tax claimed by the IRS. The IRS converted those deposits to advance payments and, on December 20, 2024, the Company filed administrative claims for refunds of those payments with the IRS for the 2015 through 2017 tax years. The Company expects that the IRS will either deny or fail to act on those refund claims, thereby enabling the Company to sue for refunds in the appropriate judicial forum.

Surgical/TAVR intercompany royalty transactions covering tax years 2018 through 2024 remain subject to IRS examination, and those transactions and related tax positions remain uncertain as of March 31, 2025. The Company has considered this information, as well as information regarding the NOD and other proceedings described above, in its evaluation of its uncertain tax positions. The impact of these unresolved transfer pricing matters, net of any correlative tax adjustments, may be significant to the Company’s consolidated financial statements. Based on the information currently available and numerous possible outcomes, the Company cannot reasonably estimate what, if any, changes in its existing uncertain tax positions may occur in the next 12 months and, therefore, has continued to record the uncertain tax positions as a long-term liability.

During the first quarter of 2024, the Company received a notice of assessment from the Israel Tax Authority (the "ITA") wherein the ITA claimed that the Company owes approximately $110 million of tax excluding interest and penalties in connection with a claimed 2017 transfer of intellectual property. The Company maintains that it did not transfer intellectual property outside of Israel and intends to vigorously defend that position through administrative proceedings including with a formal appeal of the assessment that was filed during the third quarter of 2024. If necessary, the Company expects to defend that position through judicial proceedings. During the fourth quarter of 2024, the Company received a notice of assessment from the ITA claiming that the Company owes additional tax of approximately $16 million excluding interest and penalties for the 2018 through 2022 tax years based entirely on the collateral impacts of the 2017 assessment. The Company filed a formal appeal in the first quarter of 2025 and, if necessary, expects to defend its position through judicial proceedings. There can be no assurance that this matter will be resolved in the Company's favor and an adverse outcome could have a material effect on the Company's consolidated financial statements.

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

The table below presents information about Edwards Lifesciences' reportable segments (in millions):

	Three Months Ended March 31,
	2025	2024
Segment Net Sales
United States	$838.9	$782.1
Europe	341.8	326.0
Japan	81.8	86.0
Rest of World	150.2	135.8
Total segment net sales	$1,412.7	$1,329.9
Cost of Sales
United States	$146.0	$139.7
Europe	82.2	73.6
Japan	12.3	11.8
Rest of World	39.8	38.4
Total segment cost of sales	$280.3	$263.5
Selling, general, and administrative expenses
United States	$133.2	$115.2
Europe	73.4	71.4
Japan	16.4	26.0
Rest of World	42.1	41.4
Total segment selling, general, and administrative expenses	$265.1	$254.0
Other Segment Items
United States	$0.6	$0.7
Europe	(8.3)	4.1
Japan	(4.6)	0.7
Rest of World	(9.2)	(1.1)
Total other segment items (a)	$(21.5)	$4.4
Segment Operating Income
United States	$559.1	$526.5
Europe	194.5	176.9
Japan	57.7	47.5
Rest of World	77.5	57.1
Total segment operating income	$888.8	$808.0
_______________________________________________________________________________
(a)    Other segment items include research and development expenses and foreign currency.

The table below presents a reconciliation of segment operating income to consolidated pre-tax income (in millions):

	Three Months Ended March 31,
	2025	2024
Pre-tax Income Reconciliation
Segment operating income	$888.8	$808.0
Unallocated amounts:
Corporate items	(486.2)	(447.0)
Separation costs (Note 3)	(4.2)	—
Certain litigation expenses	(10.9)	(8.9)
Foreign currency	7.3	(3.1)
Consolidated operating income	394.8	349.0
Non-operating income	39.1	22.2
Consolidated pre-tax income	$433.9	$371.2

Enterprise-wide Information
(in millions)

Enterprise-wide information is based on actual foreign exchange rates used in the Company's consolidated financial statements. Refer to the segment information above for United States net sales. Sales within any other individual country were less than 10 percent of the Company's consolidated net sales for all periods presented.

	Three Months Ended March 31,
	2025	2024
Net Sales by Major Product Group
Transcatheter Aortic Valve Replacement	$1,046.6	$1,007.9
Transcatheter Mitral and Tricuspid Therapies	115.2	72.9
Surgical Structural Heart	250.9	249.1
	$1,412.7	$1,329.9

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview

The following discussion and analysis contains forward-looking statements within the meaning of the federal securities laws and should be read in conjunction with the disclosures we make concerning risks and other factors that may affect our business and operating results. See “Note Regarding Forward-Looking Statements” preceding Part I, Item 1 in this Quarterly Report on Form 10-Q.

We are the leading global structural heart disease innovation company, driven by a passion to improve patient lives. Through breakthrough technologies, world-class evidence, and partnerships with clinicians and healthcare stakeholders, our employees are inspired by our patient-focused culture to deliver life-changing innovations to those who need them most. We conduct operations worldwide and are managed in the following geographical regions: United States, Europe, Japan, and Rest of World. Our products are categorized into the following groups: Transcatheter Aortic Valve Replacement ("TAVR"), Transcatheter Mitral and Tricuspid Therapies ("TMTT"), and Surgical Structural Heart ("Surgical").

On September 3, 2024, we sold our Critical Care product group ("Critical Care"). In addition, as a next step in our disposal plan to exit businesses that are not focused on implantable medical innovations for structural heart disease, we committed to a plan to sell a non-core product group, with the sale expected to occur in 2025. We concluded that Critical Care met the criteria to be classified as held-for-sale in June 2024 and that the non-core product group met the criteria to be classified as held-for-sale in September 2024. We determined that, when considered together, the conditions for discontinued operations presentation had been met with respect to Critical Care and the non-core product group (collectively, the "discontinued product groups"). As such, the historical financial condition and results of the discontinued product groups have been reflected as discontinued operations in our consolidated condensed financial statements. Prior period amounts have been adjusted to reflect the discontinued operations presentation. Our discussion and analysis of our results of operations is reflective of our continuing operations. See Note 4 to the Consolidated Condensed Financial Statements for further information.

Financial Highlights
Our net sales for the first three months of 2025 were $1.4 billion, representing an increase of $82.8 million compared to the first three months of 2024, driven primarily by sales of our TMTT and TAVR products.

Our gross profit increased in the three months ended March 31, 2025, driven by our sales growth. Gross profit as a percentage of sales increased primarily due to foreign currency rate fluctuations. The increase in our diluted earnings per share in the three months ended March 31, 2025, was driven by our aforementioned operational performance.

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

Results of Operations

Net Sales by Region
(dollars in millions)

	Three Months Ended March 31,
				Percent Change
	2025	2024	Change
United States	$838.9	$782.1	$56.8	7.3%
Europe	341.8	326.0	15.8	4.9%
Japan	81.8	86.0	(4.2)	(4.9)%
Rest of World	150.2	135.8	14.4	10.6%
Outside of the United States	573.8	547.8	26.0	4.8%
Total net sales	$1,412.7	$1,329.9	$82.8	6.2%

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

Net Sales by Product Group
(dollars in millions)

	Three Months Ended March 31,
				Percent Change
	2025	2024	Change
Transcatheter Aortic Valve Replacement	$1,046.6	$1,007.9	$38.7	3.8%
Transcatheter Mitral and Tricuspid Therapies	115.2	72.9	42.3	58.1%
Surgical Structural Heart	250.9	249.1	1.8	0.7%
Total net sales	$1,412.7	$1,329.9	$82.8	6.2%

Transcatheter Aortic Valve Replacement Sales

1,200
800
400
0
$ (Millions)
$1,046.6
$1,007.9
Q1 '25
Q1 '24

Net sales of TAVR products increased for the three months ended March 31, 2025, driven by:

•higher sales of the Edwards SAPIEN platform in 2025, primarily due to higher sales of the Edwards SAPIEN 3 Ultra RESILIA valve in the United States and Europe;

partially offset by:

•foreign currency exchange rate fluctuations, which decreased net sales outside of the United States by $15.1 million for the three months ended March 31, 2025, primarily due to the weakening of the Euro against the United States dollar.

In April 2025, we received United States Food and Drug Administration ("FDA") approval for the SAPIEN 3 platform for severe aortic stenosis patients without symptoms.

Transcatheter Mitral and Tricuspid Therapies Sales

For the three months ended March 31, 2025 and 2024:
$ (Millions)
125
100
75
50
25
0
115.2
72.9
Q1 '25
Q1 '24

Net sales of TMTT products increased for the three months ended March 31, 2025, primarily due to higher sales of our PASCAL transcatheter edge-to-edge repair system and our continued launch of the EVOQUE tricuspid valve replacement system in the United States and Europe.

In April 2025, we received CE Mark for the Edwards SAPIEN M3 mitral valve replacement system for the transcatheter treatment of patients with symptomatic (moderate-to-severe or severe) mitral regurgitation who are deemed unsuitable for surgery or transcatheter edge-to-edge therapy.

Surgical Structural Heart Sales

300
200
100
0
$ (Millions)
250.9
249.1
Q1 '25
Q1 '24

Net sales of Surgical products increased for the three months ended March 31, 2025, primarily due to higher sales of the INSPIRIS RESILIA aortic valve in the United States and Europe, the KONECT RESILIA tissue valved conduit in the United States, and the MITRIS RESILIA valve in the United States, Europe, and China.

Gross Profit

1,500
1,000
500
0
$ in millions
100
90
80
Percentage
$1,111.1
$1,043.0
78.7%
78.4%
Q1 '25
Q1 '24
Gross profit
Percentage of net sales

Our gross profit increased in the three months ended March 31, 2025, driven by our sales growth discussed above. Gross profit as a percentage of net sales increased for the three months ended March 31, 2025, driven by a 0.4 percentage point impact from foreign currency rate fluctuations, including the settlement of foreign currency hedging contracts.

Selling, General, and Administrative ("SG&A") Expenses

600
400
200
0
$ in millions
100
80
60
40
Percentage
$465.7
$428.4
33.0%
32.2%
Q1 '25
Q1 '24
SG&A
Percentage of net sales

SG&A expenses increased for the three months ended March 31, 2025, primarily due to (a) higher field-based personnel-related costs in support of our growth strategy initiatives, primarily in the United States and (b) professional services costs to support a transition services agreement. Foreign currency exchange rate fluctuations decreased expenses by $6.7 million for the three months ended March 31, 2025, primarily due to the strengthening of United States dollar against the Euro and multiple other currencies.

Research and Development ("R&D") Expenses

For the three months ended March 31, 2025 and 2024:
300
200
100
0
$ in millions
100
80
60
40
20
0
Percentage
$254.6
$256.7
18.0%
19.3%
Q1 '25
Q1 '24
R&D
Percentage of net sales

R&D expenses decreased for the three months ended March 31, 2025, primarily due to decreased investments in our aortic transcatheter valve innovations, partially offset by increased investments in implantable heart failure management innovations after our recent business combinations.

Certain Litigation Expenses

We incurred certain litigation expenses related to intellectual property litigation and tax litigation of $10.9 million and $8.9 million during the three months ended March 31, 2025 and 2024, respectively.
Other Operating Income

Other operating income, net of $19.1 million in three months ended March 31, 2025, included income from a transition services agreement of $17.9 million (see Note 4 to the Consolidated Condensed Financial Statements).

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

Our effective income tax rate attributable to continuing operations was 16.2% and 12.5% for the three months ended March 31, 2025 and 2024, respectively. The increase in the effective rate between the three months ended March 31, 2025 and 2024, was primarily due to an increase in global minimum tax ("Pillar Two," as noted below) and a decrease in the tax benefit from employee share-based compensation. In addition, the effective rates for the three months ended March 31, 2025 and 2024, were lower than the federal statutory rate of 21% primarily due to (1) foreign earnings taxed at lower rates, (2) United States federal and California research and development credits, and (3) the tax benefit from employee share-based compensation. The effective rates include a tax benefit from employee share-based compensation attributable to continuing operations of $1.3 million and $5.8 million for the three months ended March 31, 2025 and 2024, respectively.

Many countries are implementing some or all of the Organisation for Economic Co-operation and Development’s Base Erosion and Profit Shifting Pillar Two ("Pillar Two") rules that impose a global minimum tax of 15% on reported profits. Although Pillar Two provides a framework for applying the minimum tax, countries may enact Pillar Two slightly differently than the model rules and on different timelines and may adjust domestic tax incentives in response to Pillar Two. In addition, in January 2025, the United States issued an executive order announcing opposition to aspects of these rules. As countries continue to enact and refine the Pillar Two rules, we will evaluate the potential effects of Pillar Two on our effective tax rate. In 2025, we expect the Pillar Two provisions to result in additional tax expense of approximately $60 million.

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

In the first quarter of 2022, we executed an Advance Pricing Agreement (“APA”) between Japan and Switzerland covering distribution transactions for tax years 2020 through 2024, and in 2023, we executed an APA between Japan and the United States covering tax years 2020 through 2024. We also executed an APA in the fourth quarter of 2024 between Japan and Singapore covering tax years 2022 through 2026, with roll-back terms to cover the distribution of TAVR products beginning in 2020 and the distribution of Surgical products beginning in 2018. Also in the fourth quarter of 2024, we filed with the Japanese tax authorities an APA renewal application between Japan and the United States covering tax years 2025 through 2029. We filed the APA renewal application with the United States tax authorities in the first quarter of 2025.

The audits of our United States federal income tax returns through 2014 have been closed. The IRS audit field work for the 2015 through 2017 tax years was completed during the second quarter of 2021, except for transfer pricing and related matters. The IRS is currently examining the 2018 through 2020 tax years. At March 31, 2025, all material state, local, and foreign income tax matters have been concluded for years through 2015.

During 2021, we received a Notice of Proposed Adjustment (“NOPA”) from the IRS for the 2015 through 2017 tax years relating to transfer pricing involving Surgical/TAVR intercompany royalty transactions between our United States and Switzerland subsidiaries. The NOPA proposed a substantial increase to our United States taxable income, which could result in additional tax expense for the 2015 through 2017 period of approximately $240 million and reflects a departure from a transfer pricing method we had previously agreed upon with the IRS. We disagreed with the NOPA and pursued an administrative appeal with the IRS Independent Office of Appeals ("Appeals"). The Appeals process culminated in the third quarter of 2023, when we and Appeals concluded that a satisfactory resolution of the matter at the administrative level was not possible.

During the fourth quarter of 2023, Appeals issued a notice of deficiency ("NOD") increasing our 2015 through 2017 United States federal income tax in amounts resulting from the income adjustments previously reflected in the NOPA. The additional tax sought in excess of our filing is $269.3 million before consideration of interest and a repatriation tax offset.

We plan to vigorously contest the additional tax claimed by the IRS through the judicial process. Final resolution of this matter is not likely within the next 12 months. We believe the amounts previously accrued related to this uncertain tax position are appropriate for a number of reasons, including the interpretation and application of relevant tax laws and accounting standards to our facts and, accordingly, have not accrued any additional amount based on the NOD and other proceedings to date. Nonetheless, the outcome of the judicial process cannot be predicted with certainty, and it is possible that the outcome of that process could have a material impact on our consolidated financial statements. As noted below, similar material tax disputes may arise for the 2018 through 2024 tax years. We made deposits with the IRS of $75 million in November 2022, and $305.1 million in March 2024, to prevent the further accrual of interest on that portion of any additional tax and interest we may ultimately be found to owe while we prepare to contest through the judicial process the IRS's entitlement to any of the additional tax claimed by the IRS. The IRS converted those deposits to advance payments, and, on December 20, 2024, we filed administrative claims for refunds of those payments with the IRS for the 2015 through 2017 tax years. We expect that the IRS will either deny or fail to act on those refund claims, thereby enabling us to sue for refunds in the appropriate judicial forum.

Surgical/TAVR intercompany royalty transactions covering tax years 2018 through 2024 remain subject to IRS examination, and those transactions and related tax positions remain uncertain as of March 31, 2025. We have considered this information, as well as information regarding the NOD and other proceedings described above, in our evaluation of our uncertain tax positions. The impact of these unresolved transfer pricing matters, net of any correlative tax adjustments, may be significant to our consolidated financial statements. Based on the information currently available and numerous possible outcomes, we cannot reasonably estimate what, if any, changes in our existing uncertain tax positions may occur in the next 12 months and, therefore, have continued to record the uncertain tax positions as a long-term liability.

During the first quarter of 2024, we received a notice of assessment from the Israel Tax Authority (the "ITA") wherein the ITA claimed that we owe approximately $110.0 million of tax excluding interest and penalties in connection with a claimed 2017 transfer of intellectual property. We maintain that we did not transfer intellectual property outside of Israel and intend to vigorously defend that position through administrative proceedings including with a formal appeal of the assessment that was filed during the third quarter of 2024. If necessary, we expect to defend that position through judicial proceedings. During the fourth quarter of 2024, we received a notice of assessment from the ITA claiming that we owe additional tax of approximately $16.0 million excluding interest and penalties for the 2018 through 2022 tax years based entirely on the collateral impacts of the 2017 assessment. We filed a formal appeal in the first quarter of 2025 and, if necessary, expect to defend our position through judicial proceedings. There can be no assurance that this matter will be resolved in our favor and an adverse outcome could have a material effect on our consolidated financial statements.

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

As of March 31, 2025, cash and cash equivalents, and short-term investments held in the United States and outside of the United States were $3.4 billion and $538.7 million, respectively.

We have a Five-year Credit Agreement (the "Credit Agreement") which provides for a $750.0 million multi-currency unsecured revolving credit facility and matures on July 15, 2027. We may increase the amount available under the Credit Agreement by up to an additional $250.0 million in the aggregate and extend the maturity date for an additional year, subject to agreement of the lenders. As of March 31, 2025, no amounts were outstanding under the Credit Agreement.

In June 2018, we issued $600.0 million of 4.3% fixed-rate unsecured senior notes (the "2018 Notes") due June 15, 2028. We may redeem the 2018 Notes, in whole or in part, at any time and from time to time at specified redemption prices. As of March 31, 2025, we have not elected to redeem any of the 2018 Notes. As of March 31, 2025, the carrying value of the 2018 Notes was $597.8 million.

From time to time, we repurchase shares of our common stock under share repurchase programs authorized by the Board of Directors. We consider several factors in determining when to execute share repurchases, including, among other things, expected dilution from stock plans, cash capacity, and the market price of our common stock. During the three months ended March 31, 2025, under the Board authorized repurchase program, we repurchased a total of 3.4 million shares at an aggregate cost of $306.9 million, including pursuant to a $250 million accelerated share repurchase agreement (see Note 10 to the Consolidated Condensed Financial Statements). As of March 31, 2025, we had remaining authority to purchase $1.1 billion of our common stock under the share repurchase program.

In July 2024, we entered into agreements and plans of mergers to acquire multiple medical device companies for a total aggregate cash purchase price of $1.5 billion, subject to certain adjustments. Three of these transactions closed in 2024 and upon closing we paid $1.1 billion. These three agreements include up to an additional $225.0 million of potential payments upon achievement of certain regulatory, performance, and sales milestones. The remaining agreement is expected to close in 2025 for an aggregate cash purchase price of $500.0 million, subject to certain adjustments, plus up to an additional $445.0 million upon achievement of certain regulatory and sales milestones.

We have purchased options to acquire and have agreed to provide promissory notes to various entities. These arrangements could result in additional cash outlays in the future should we decide to exercise the options or should the entities draw on the promissory notes.

At March 31, 2025, there had been no material changes in our cash requirements from known contractual and other obligations, including commitments for capital expenditures, as disclosed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2024.

Consolidated Cash Flows - For the three months ended March 31, 2025 and 2024:
Net cash flows provided by operating activities of $280.4 million for the three months ended March 31, 2025, increased $333.9 million over the same period last year, primarily due to tax payments in the three months ended March 31, 2024 of $349.2 million, which included a $305.1 million tax deposit we made to mitigate interest on potential tax liabilities we are contesting through the judicial process (see Note 14 to the Consolidated Condensed Financial Statements).

Net cash provided by investing activities of $85.3 million for the three months ended March 31, 2025, consisted primarily of net proceeds from investments of $198.4 million, partially offset by capital expenditures of $56.0 million and a payment for a net working capital adjustment of $36.3 million related to the sale of Critical Care.

Net cash provided by investing activities of $63.1 million for the three months ended March 31, 2024, consisted primarily of net proceeds from investments of $161.4 million, partially offset by capital expenditures of $65.3 million.

Net cash used in financing activities of $258.0 million for the three months ended March 31, 2025, consisted primarily of purchases of treasury stock of $308.6 million, partially offset by proceeds from stock plans of $49.9 million.

Net cash provided by financing activities of $61.7 million for the three months ended March 31, 2024, consisted primarily of proceeds from stock plans of $62.1 million.

Critical Accounting Policies and Estimates

The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated condensed financial statements and sales and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies and estimates which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes from the information discussed therein.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk, Foreign Currency Risk, Credit Risk, and Concentrations of Risk

For a complete discussion of our exposure to interest rate risk, foreign currency risk, credit risk, and concentrations of risk, refer to Item 7A Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes from the information discussed therein.

Investment Risk

We are exposed to investment risks related to changes in the underlying financial condition and credit capacity of certain of our investments. As of March 31, 2025, we had $877.0 million of investments in debt securities, of which $119.1 million were long-term. In addition, we had $158.8 million of investments in equity instruments of public and private companies. Should these companies experience a decline in financial performance, financial condition or credit capacity, or fail to meet certain development milestones, a decline in the investments' value may occur, resulting in unrealized or realized losses. See Note 5 to the Consolidated Condensed Financial Statements for additional information.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    Our management, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2025. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded as of March 31, 2025, that our disclosure controls and procedures are designed at a reasonable assurance level and effective in providing reasonable assurance that the information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1.    Legal Proceedings

Please see Part I, Item 1, Note 11 to the Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q for a description of our legal proceedings, which is incorporated by reference herein.

Item 1A.    Risk Factors

A description of the risk factors associated with our business is contained in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended December 31, 2024. There have been no material changes to our Risk Factors as previously reported.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (a) (b)
January 1, 2025 through January 31, 2025	776,259	$70.75	776,259	$1,343.5
February 1, 2025 through February 28, 2025	2,659,890	75.94	2,659,890	1,091.5
March 1, 2025 through March 31, 2025	—	—	—	1,091.5
Total	3,436,149	74.77	3,436,149

(a)    In August 2024, the Board of Directors approved a stock repurchase program providing for up to $1.5 billion of repurchases of our common stock. Repurchases under the program may be made on the open market, including pursuant to a Rule 10b5-1 plan, and in privately negotiated transactions. The repurchase program does not have an expiration date.
(b)    In February 2025, we entered into a $250.0 million accelerated share repurchase ("ASR") agreement and received, on February 14, 2025, an initial delivery of 2.6 million shares of our common stock, representing approximately 80 percent of the total contract value. The ASR agreement has a scheduled termination date of July 25, 2025. At the conclusion of the ASR agreement, we may receive additional shares or may be required to pay additional cash or shares (at our election). Shares purchased pursuant to the ASR agreement are presented in the table above in the periods in which they were received.

Item 5.    Other Information

Rule 10b5-1 Trading Plans

During the first quarter of 2025, the following is a list of activity by any executive officer or director with respect to a 10b5-1 trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act (each, a "Plan"):

On February 27, 2025, Donald E. Bobo, Jr., Corporate Vice President, Strategy & Corporate Development, entered into a Plan providing for the potential sale of 66,650 shares of the Company’s stock commencing June 2, 2025. Mr. Bobo's Plan terminates on the earlier of April 16, 2026, or the date all shares are sold.

On February 27, 2025, Larry L. Wood, Corporate Vice President and Group President, Transcatheter Aortic Valve Replacement (TAVR) and Surgical Structural Heart, entered into a Plan providing for the potential sale of 53,700 shares of the Company’s stock commencing May 30, 2025. Mr. Wood's Plan terminates on the earlier of April 16, 2026, or the date all shares are sold.

On February 28, 2025, Bernard J. Zovighian, Chief Executive Officer and Director, entered into a Plan providing for the sale of an estimated 62,833* shares of the Company’s stock commencing May 30, 2025. Mr. Zovighian's Plan terminates on the earlier of February 9, 2026, or the date all shares are sold.

*    This is an estimate of the number of shares to be sold under the Plan, which are subject to the conditions of the plan.

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

EDWARDS LIFESCIENCES CORPORATION
(Registrant)
Date:	May 6, 2025	By:	/s/ SCOTT B. ULLEM
Scott B. Ullem Corporate Vice President, Chief Financial Officer (Principal Financial Officer; Duly Authorized Officer)
Date:	May 6, 2025	By:	/s/ ANDREW M. DAHL
Andrew M. Dahl Senior Vice President, Corporate Controller (Principal Accounting Officer)