Form 10-Q
period 2025-06-30
Edwards Lifesciences Corp
filed 2025-08-06
CIK 1099800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The number of shares outstanding of the registrant's common stock, $1.00 par value, as of July 31, 2025 was 587.1 million.

EDWARDS LIFESCIENCES CORPORATION
FORM 10-Q
For the quarterly period ended June 30, 2025

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act” and together with the Securities Act, the “Acts”). We intend the forward-looking statements contained in this report to be covered by the safe harbor provisions of such Acts. Statements other than statements of historical or current fact in this report or referred to or incorporated by reference into this report are “forward-looking statements” for purposes of these safe harbor provisions. These statements can sometimes be identified by the use of the forward-looking words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “should,” “anticipate,” “plan,” “goal,” “continue,” “seek,” “pro forma,” “forecast,” “intend,” “guidance,” “optimistic,” “aspire,” “confident,” or other forms of these words or similar words or expressions or the negatives thereof. Statements regarding past performance, efforts, or results about which inferences or assumptions may be made can also be forward-looking statements and are not indicative of future performance or results; these statements can be identified by the use of words such as “preliminary,” “initial,” “potential,” “possible,” “diligence,” “industry-leading,” “compliant,” “indications,” “early feedback,” or other forms of these words or similar words or expressions or the negatives thereof. These forward-looking statements are subject to substantial risks and uncertainties that could cause our results or future business, financial condition, results of operations or performance to differ materially from our historical results or experiences or those expressed or implied in any forward-looking statements contained in this report. These risks and uncertainties include, but are not limited to: our ability to complete or realize the anticipated benefits of the sale of our Critical Care product group; our ability to develop new products and avoid manufacturing and quality issues; risks or challenges related to integrating acquired businesses; clinical trial or commercial results or new product approvals and therapy adoption; the impact of domestic and global conditions, including current and future tariff actions; dependence on physicians, research institutions, and hospital systems; competition in the markets in which we operate; our reliance on vendors, suppliers, and other third parties; damage, failure, or interruption of our information technology systems; the impact of public health crises; consolidation in the healthcare industry; our ability to protect our intellectual property; our compliance with applicable regulations; our exposure to product liability claims; use of our products in unapproved circumstances; changes to reimbursement for our products; the impact of currency exchange rates; unanticipated actions by the United States Food and Drug Administration and other regulatory agencies; changes to tax laws; unexpected impacts or expenses of litigation or internal or government investigations; and other risks detailed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 28, 2025,and as such risks and uncertainties may be further amended, supplemented or superseded from time to time by our subsequent reports on Forms 10-Q and 8-K we file with the SEC. These forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement, except as required by law. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections, except as required by law.

Unless otherwise indicated or otherwise required by the context, the terms “we,” “our,” “it,” “its,” “Company,” “Edwards,” and “Edwards Lifesciences” refer to Edwards Lifesciences Corporation and its subsidiaries.

Part I. Financial Information

Item 1.    Financial Statements
EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions, except par value; unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$3,272.8	$3,045.2
Short-term investments (Note 5)	789.4	930.7
Accounts receivable, net of allowances of $12.7 and $11.6, respectively	697.0	609.1
Other receivables	205.6	118.3
Inventories (Note 2)	1,141.7	1,086.7
Prepaid expenses	110.0	121.0
Other current assets	314.4	347.6
Current assets of discontinued operations (Note 4)	46.3	26.8
Total current assets	6,577.2	6,285.4
Long-term investments (Note 5)	298.5	307.9
Property, plant, and equipment, net	1,726.6	1,686.0
Operating lease right-of-use assets	99.0	98.2
Goodwill	1,776.7	1,776.7
Other intangible assets, net	1,172.8	1,176.6
Deferred income taxes	1,082.1	992.1
Other assets (Note 2)	743.0	721.6
Non-current assets of discontinued operations (Note 4)	12.8	10.8
Total assets	$13,488.7	$13,055.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$162.1	$197.4
Accrued and other liabilities (Note 2)	1,214.4	1,282.4
Operating lease liabilities	25.9	23.4
Current liabilities of discontinued operations (Note 4)	2.3	2.0
Total current liabilities	1,404.7	1,505.2
Long-term debt	598.0	597.7
Operating lease liabilities	78.7	78.9
Uncertain tax positions	421.6	384.6
Other liabilities	379.2	426.0
Total liabilities	2,882.2	2,992.4
Commitments and contingencies (Note 11)
Stockholders' equity
Preferred stock, $0.01 par value, authorized 50.0 shares, no shares outstanding	—	—
Common stock, $1.00 par value, 1,050.0 shares authorized, 657.6 and 654.8 shares issued, and 587.9 and 588.6 shares outstanding, respectively	657.6	654.8
Additional paid-in capital	2,750.0	2,613.4
Retained earnings	13,858.2	13,167.0
Accumulated other comprehensive loss (Note 12)	(264.1)	(244.5)
Treasury stock, at cost, 69.7 and 66.2 shares, respectively	(6,456.4)	(6,192.3)
Total Edwards Lifesciences Corporation stockholders' equity	10,545.3	9,998.4
Noncontrolling interest	61.2	64.5
Total stockholders' equity	10,606.5	10,062.9
Total liabilities and equity	$13,488.7	$13,055.3
The accompanying notes are an integral part of these consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in millions, except per share information; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	$1,532.2	$1,369.4	$2,944.9	$2,699.3
Cost of sales	344.4	275.5	646.0	562.4
Gross profit	1,187.8	1,093.9	2,298.9	2,136.9
Selling, general, and administrative expenses	502.0	447.5	967.7	875.9
Research and development expenses	276.2	271.8	530.8	528.5
Certain litigation expenses	15.5	8.1	26.4	17.0
Separation costs (Note 3)	4.2	—	8.4	—
Other operating income	(21.3)	—	(40.4)	—
Operating income, net	411.2	366.5	806.0	715.5
Interest income, net	(37.4)	(15.5)	(73.9)	(32.0)
Loss on impairment (Note 6)	47.1	—	47.1	—
Other non-operating expense (income), net	1.3	(2.0)	(1.3)	(7.7)
Income from continuing operations before provision for income taxes	400.2	384.0	834.1	755.2
Provision for income taxes	64.3	20.0	134.6	66.3
Net income from continuing operations	335.9	364.0	699.5	688.9
(Loss) income from discontinued operations, net of tax	(4.4)	1.0	(11.6)	27.1
Net income	331.5	365.0	687.9	716.0
Net loss attributable to noncontrolling interest	(1.7)	(1.3)	(3.3)	(2.2)
Net income attributable to Edwards Lifesciences Corporation	$333.2	$366.3	$691.2	$718.2

Share information (Note 13)
Earnings (loss) per share:
Basic
Continuing operations	$0.58	$0.61	$1.20	$1.15
Discontinued operations	$(0.01)	$—	$(0.02)	$0.04
Basic earnings per share	$0.57	$0.61	$1.18	$1.19
Diluted
Continuing operations	$0.57	$0.61	$1.20	$1.15
Discontinued operations	$(0.01)	$—	$(0.02)	$0.04
Diluted earnings per share	$0.56	$0.61	$1.18	$1.19
Weighted-average number of common shares outstanding:
Basic	587.0	602.1	586.9	601.8
Diluted	587.9	604.3	587.9	604.2
The accompanying notes are an integral part of these consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$331.5	$365.0	$687.9	$716.0
Other comprehensive (loss) income, net of tax (Note 12):
Foreign currency translation adjustments	43.6	1.0	60.0	(25.1)
Unrealized (loss) gain on hedges	(53.9)	6.9	(81.5)	33.8
Unrealized pension (costs) credits	(0.1)	(0.1)	—	0.2
Unrealized gain on available-for-sale investments	0.8	5.3	1.9	13.7
Other comprehensive (loss) income, net of tax	(9.6)	13.1	(19.6)	22.6
Comprehensive income	321.9	378.1	668.3	738.6
Comprehensive loss attributable to noncontrolling interest	(1.7)	(1.3)	(3.3)	(2.2)
Comprehensive income attributable to Edwards Lifesciences Corporation	$323.6	$379.4	$671.6	$740.8
The accompanying notes are an integral part of these consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income	$687.9	$716.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74.7	78.1
Non-cash operating lease cost	12.5	15.1
Stock-based compensation (Note 9)	77.7	88.5
Deferred income taxes	(45.2)	(101.9)
Loss on impairment	47.1	—
Other	8.3	2.0
Changes in operating assets and liabilities:
Accounts and other receivables, net	(68.6)	(32.0)
Inventories	41.5	(163.7)
Accounts payable and accrued liabilities	0.3	62.7
Income taxes	(189.2)	(370.0)
Prepaid expenses and other current assets	(3.3)	40.1
Intellectual property agreement accrual	(49.2)	(11.8)
Other	(23.9)	(5.1)
Net cash provided by operating activities	570.6	318.0
Cash flows from investing activities
Capital expenditures	(105.3)	(150.7)
Investments in unconsolidated affiliates	(48.3)	(6.0)
Purchases of held-to-maturity investments (Note 5)	(18.8)	(14.1)
Proceeds from held-to-maturity investments (Note 5)	32.0	25.2
Purchases of available-for-sale investments (Note 5)	(1,258.8)	(1.8)
Proceeds from available-for-sale investments (Note 5)	1,439.7	388.4
Investments in intangible assets	—	(20.0)
Payment for working capital adjustment for sale of product group (Note 4)	(36.3)	—
Payment for acquisition options	(17.0)	(10.8)
Issuances of notes receivable	(70.6)	(17.5)
Other	(3.4)	(4.8)
Net cash (used in) provided by investing activities	(86.8)	187.9
Cash flows from financing activities
Purchases of treasury stock	(264.1)	(158.3)
Equity forward contract related to accelerated share repurchase agreement (Note 10)	(50.0)	—
Proceeds from stock plans	107.1	116.4
Other	1.7	7.0
Net cash used in financing activities	(205.3)	(34.9)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	(47.3)	39.1
Net increase in cash, cash equivalents, and restricted cash	231.2	510.1
Cash, cash equivalents, and restricted cash at beginning of period	3,058.8	1,148.0
Cash, cash equivalents, and restricted cash at end of period (Note 2)	$3,290.0	$1,658.1
The accompanying notes are an integral part of these consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions; unaudited)

	Common Stock		Treasury Stock
	Shares	Par Value	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Edwards Lifesciences Corporation Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
Balance at December 31, 2024	654.8	$654.8	66.2	$(6,192.3)	$2,613.4	$13,167.0	$(244.5)	$9,998.4	$64.5	$10,062.9
Net income						358.0		358.0	(1.6)	356.4
Other comprehensive loss, net of tax							(10.0)	(10.0)		(10.0)
Common stock issued under stock plans and other	1.1	1.1			49.6			50.7		50.7
Stock-based compensation expense					40.2			40.2		40.2
Purchases of treasury stock			3.5	(258.6)	(50.0)			(308.6)		(308.6)
Balance at March 31, 2025	655.9	$655.9	69.7	$(6,450.9)	$2,653.2	$13,525.0	$(254.5)	$10,128.7	$62.9	$10,191.6
Net income						333.2		333.2	(1.7)	331.5
Other comprehensive loss, net of tax							(9.6)	(9.6)		(9.6)
Common stock issued under stock plans and other	1.7	1.7			59.3			61.0		61.0
Stock-based compensation expense					37.5			37.5		37.5
Purchases of treasury stock			—	(5.5)				(5.5)		(5.5)
Balance at June 30, 2025	657.6	$657.6	69.7	$(6,456.4)	$2,750.0	$13,858.2	$(264.1)	$10,545.3	$61.2	$10,606.5
The accompanying notes are an integral part of these consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions; unaudited)

	Common Stock		Treasury Stock
	Shares	Par Value	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Edwards Lifesciences Corporation Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
Balance at December 31, 2023	650.5	$650.5	49.4	$(5,024.5)	$2,274.4	$8,992.4	$(242.8)	$6,650.0	$69.4	$6,719.4
Net income						351.9		351.9	(0.9)	351.0
Other comprehensive gain, net of tax							9.5	9.5		9.5
Common stock issued under stock plans	1.3	1.3			60.8			62.1		62.1
Stock-based compensation expense					44.6			44.6		44.6
Purchases of treasury stock			—	(0.2)				(0.2)		(0.2)
Balance at March 31, 2024	651.8	$651.8	49.4	$(5,024.7)	$2,379.8	$9,344.3	$(233.3)	$7,117.9	$68.5	$7,186.4
Net income						366.3		366.3	(1.3)	365.0
Other comprehensive loss, net of tax							13.1	13.1		13.1
Common stock issued under equity plans	1.7	1.7			52.6			54.3		54.3
Stock-based compensation expense					43.9			43.9		43.9
Purchases of treasury stock			1.8	(158.1)				(158.1)		(158.1)
Balance at June 30, 2024	653.5	$653.5	51.2	$(5,182.8)	$2,476.3	$9,710.6	$(220.2)	$7,437.4	$67.2	$7,504.6
The accompanying notes are an integral part of these consolidated condensed financial statements.

1. BASIS OF PRESENTATION

The accompanying interim consolidated condensed financial statements and related disclosures have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and should be read in conjunction with the consolidated financial statements and notes included in Edwards Lifesciences' Annual Report on Form 10-K for the year ended December 31, 2024. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted.

The consolidated condensed financial statements include the accounts of all wholly-owned subsidiaries and variable interest entities (“VIEs”) for which the Company is the primary beneficiary. The Company attributes the net income or losses of its consolidated VIE to controlling and noncontrolling interests using the hypothetical liquidation at book value method. All intercompany accounts and transactions have been eliminated in consolidation.

On September 3, 2024, the Company sold its Critical Care product group (“Critical Care”). The historical results of Critical Care are reflected as discontinued operations in the Company's consolidated condensed financial statements through the date of disposition. In addition, as a next step in the Company's disposal plan to exit businesses that are not focused on implantable medical innovations for structural heart disease, the historical results of a small non-core product group that the Company plans to sell are also included in discontinued operations for all periods presented. Unless otherwise indicated, the information in the notes to the consolidated condensed financial statements refer only to Edwards Lifesciences' continuing operations. For more information, see Note 4.

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

New Accounting Standards Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting guidance on income statement presentation to require disclosure, in the notes to the financial statements, of disaggregated information about certain costs and expenses, including purchases of inventory, employee compensation, and depreciation and amortization included in each relevant expense caption within continuing operations. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The Company is currently evaluating the impact the guidance will have on its consolidated financial statements.

In December 2023, the FASB issued an amendment to the accounting guidance on income taxes, which requires entities to provide additional information in the rate reconciliation and additional disaggregated disclosures about income taxes paid. This guidance requires public entities to disclose in their rate reconciliation table additional categories of information about federal, state, and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold. The guidance is effective for annual periods beginning after December 15, 2024. The Company does not expect the adoption of this guidance to impact its financial statements, but expects that the guidance will impact its income tax disclosures.

2. OTHER CONSOLIDATED FINANCIAL STATEMENT DETAILS

Composition of Certain Financial Statement Captions
(in millions)

Components of selected captions in the consolidated condensed balance sheets consisted of the following:

	June 30, 2025	December 31, 2024
Inventories
Raw materials	$249.8	$241.1
Work in process	261.4	236.2
Finished products	630.5	609.4
	$1,141.7	$1,086.7

At June 30, 2025 and December 31, 2024, $216.7 million and $181.7 million, respectively, of the Company's finished products inventories were held on consignment.

	June 30, 2025	December 31, 2024
Other assets
Tax receivable (Note 14)	$297.8	$293.9
Notes and other receivables	205.6	129.3
Acquisition options	111.5	147.1
Long-term prepaid royalties	97.7	101.6
Fair value of derivatives	3.1	34.7
Other long-term assets	27.3	15.0
	$743.0	$721.6

Accrued and other liabilities
Employee compensation and withholdings	$352.7	$358.6
Taxes payable	146.3	286.6
Accrued rebates	143.2	139.3
Property, payroll, and other taxes	78.5	88.1
Litigation settlement	77.3	73.8
Research and development accruals	74.4	74.1
Liability under transition services agreement	60.3	—
Fair value of derivatives	54.2	8.3
Unfavorable contract liability	36.8	53.7
Accrued professional services	28.3	20.1
Legal and insurance	26.4	26.8
Accrued realignment reserves	19.9	27.4
Accrued marketing expenses	16.4	13.8
Accrued relocation costs	14.4	15.4
Other accrued liabilities	85.3	96.4
	$1,214.4	$1,282.4

Supplemental Cash Flow Information
(in millions)

	Six Months Ended June 30,
	2025	2024
Cash paid during the year for:
Income taxes (a) (Note 14)	$375.7	$528.9
Amounts included in the measurement of operating lease liabilities	$14.5	$14.5
Non-cash investing and financing transactions:
Right-of-use assets obtained in exchange for new lease liabilities	$8.7	$24.6
Capital expenditures accruals	$31.9	$24.1
______________________________________
(a)     Includes cash paid for income taxes from discontinued operations of $7.1 million for the six months ended June 30, 2024. No cash was paid for income taxes from discontinued operations for the six months ended June 30, 2025.

Cash, Cash Equivalents, and Restricted Cash
(in millions)

	June 30, 2025	December 31, 2024
Continuing operations
Cash and cash equivalents	$3,272.8	$3,045.2
Restricted cash included in other current assets	1.2	3.2
Restricted cash included in other assets	1.0	0.8
Total	$3,275.0	$3,049.2
Discontinued operations
Cash and cash equivalents	$15.0	$9.6
Total	$15.0	$9.6
Total cash, cash equivalents, and restricted cash	$3,290.0	$3,058.8

Amounts included in restricted cash primarily represent funds placed in escrow related to litigation.

3. RESTRUCTURING CHARGES AND SEPARATION COSTS

In September 2024, the Company recorded an expense of $32.9 million related primarily to severance expenses associated with a global workforce realignment impacting approximately 2% of the Company's employees. The following table presents details of the restructuring liability, which is included in Accrued and Other Liabilities (in millions):

Restructuring Liability
Balance at December 31, 2024	$20.1
Payments	(9.8)
Balance at June 30, 2025	$10.3

The Company's remaining severance obligations are expected to be substantially paid the second half of 2025.

In the three and six months ended June 30, 2025, the Company recorded expenses of $4.2 million and $8.4 million, respectively, primarily related to costs incurred for professional advisory services associated with the sale of Critical Care. For further information, see Note 4.

4. DISCONTINUED OPERATIONS

On June 3, 2024, the Company entered into a definitive agreement to sell Critical Care to Becton, Dickinson and Company (“BD”), and the sale was completed on September 3, 2024. In addition, as a next step in the Company's disposal plan to exit businesses that are not focused on implantable medical innovations for structural heart disease, the Company has committed to a plan to sell a non-core product group, with the sale expected to occur in 2025.

Critical Care and the aforementioned non-core product group (collectively, the “discontinued product groups”) were historically reported in each of the Company's segments (United States, Europe, Japan, and Rest of World).

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

In connection with the sale of Critical Care, the Company entered into a Transition Services Agreement (“TSA”) to provide certain support services for up to 36 months from the closing date of the sale (with certain extension rights as provided therein). These support services may be in the areas of accounting, information technology, human resources, quality assurance, regulatory affairs, customer support, and global supply chain, among others. In connection with the TSA, the Company recorded an unfavorable contract liability of $115.1 million, which will be recognized over the TSA term. As of June 30, 2025, the remaining unfavorable contract liability was $57.0 million, included in Accrued and Other Liabilities and Other Liabilities.

In addition, Edwards and BD entered into other agreements to provide a framework for the ongoing activities between the Company and BD after the sale and until the end of the TSA including, but not limited to, a manufacturing and supply agreement, a quality agreement, and interim operating model agreements to support the commercial operations until full transfer of all regulatory licenses to BD and completion of services under the TSA agreement. Under these agreements, the Company will continue to provide certain services to BD during the term of these agreements including serving as an undisclosed selling and purchasing agent for the Critical Care product group on behalf of BD for a period of up to 36 months.

As of June 30, 2025, the Company had a net payable of approximately $59.4 million to BD related to the services under the agreements. The Company recorded income from the TSA of $19.9 million and $37.8 million, respectively, during the three and six months ended June 30, 2025, which is recorded in Other Operating Income on the Company's consolidated condensed statements of operations.

During the six months ended June 30, 2025, the Company paid BD $36.3 million for certain working capital adjustments in connection with the sale of Critical Care.

Details of Income from Discontinued Operations are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	$16.3	$262.9	$33.3	$531.2
Cost of sales	10.2	101.0	19.9	199.7
Gross profit	6.1	161.9	13.4	331.5
Selling, general, and administrative expenses	5.3	61.0	11.0	122.3
Research and development expenses	1.1	31.4	2.5	59.9
Separation costs	5.2	79.7	10.5	121.0
Operating (loss) income, net	(5.5)	(10.2)	(10.6)	28.3
Other non-operating expense, net	0.1	1.1	3.2	1.4
(Loss) income from discontinued operations before provision for income taxes	(5.6)	(11.3)	(13.8)	26.9
Benefit from income taxes from discontinued operations	(1.2)	(12.3)	(2.2)	(0.2)
Net (loss) income from discontinued operations	$(4.4)	$1.0	$(11.6)	$27.1

Separation costs related primarily to consulting, legal, tax, and other professional advisory services associated with the sale of Critical Care and non-core product group.

Details of assets and liabilities of discontinued operations are as follows (in millions):

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$15.0	$9.6
Accounts receivable, net of allowances	11.1	—
Inventories	17.6	15.1
Prepaid expenses	2.6	2.1
Total current assets of discontinued operations	$46.3	$26.8
Property, plant, and equipment, net	$5.2	$3.4
Operating lease right-of-use assets	0.1	—
Goodwill	7.5	7.4
Other assets	—	—
Total non-current assets of discontinued operations	$12.8	$10.8
Accounts payable	$0.1	$—
Accrued and other liabilities	2.1	2.0
Operating lease liabilities	0.1	—
Total current liabilities of discontinued operations	$2.3	$2.0

Cash flows attributable to the Company's discontinued operations are included in the Company's consolidated condensed statements of cash flows. Significant non-cash operating and investing activities attributable to discontinued operations consisted of the following (in millions):

	Six Months Ended June 30,
	2025	2024
Depreciation and amortization	—	11.9
Stock-based compensation	0.1	12.2
Inventory reserves and write offs	—	6.7
Capital expenditures	(1.7)	13.0

5. INVESTMENTS

Debt Securities

Investments in debt securities at the end of each period were as follows (in millions):

	June 30, 2025				December 31, 2024
Held-to-maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Bank time deposits	$44.7	$—	$—	$44.7	$57.9	$—	$—	$57.9

Available-for-sale
Bank time deposits	$—	$—	$—	$—	$13.9	$—	$—	$13.9
Commercial paper	416.4	—	—	416.4	236.5	—	—	236.5
U.S. government and agency securities	249.3	—	(0.7)	248.6	238.1	0.1	(1.1)	237.1
Asset-backed securities	52.0	—	(0.9)	51.1	70.2	—	(1.4)	68.8
Corporate debt securities	121.7	0.1	(1.2)	120.6	465.0	0.1	(2.8)	462.3
Municipal securities	—	—	—	—	2.7	—	—	2.7
Total	$839.4	$0.1	$(2.8)	$836.7	$1,026.4	$0.2	$(5.3)	$1,021.3
The cost and fair value of investments in debt securities, by contractual maturity, as of June 30, 2025, were as follows (in millions):

	Held-to-Maturity		Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$44.7	$44.7	$745.4	$744.7
Due after 1 year through 5 years	—	—	28.5	28.0
Instruments not due at a single maturity date (a)	—	—	65.5	64.0
	$44.7	$44.7	$839.4	$836.7
_______________________________________
(a)     Consists of mortgage-backed and asset-backed securities.
Actual maturities may differ from the contractual maturities due to call or prepayment rights.
The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of June 30, 2025 and December 31, 2024, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	June 30, 2025
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$—	$—	$15.6	$(0.7)	$15.6	$(0.7)
Asset-backed securities	8.7	(0.1)	36.3	(0.8)	45.0	(0.9)
Corporate debt securities	—	—	65.0	(1.2)	65.0	(1.2)
	$8.7	$(0.1)	$116.9	$(2.7)	$125.6	$(2.8)

	December 31, 2024
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$—	$—	$19.9	$(1.1)	$19.9	$(1.1)
Asset-backed securities	8.4	(0.1)	53.3	(1.3)	61.7	(1.4)
Corporate debt securities	—	—	141.0	(2.8)	141.0	(2.8)
	$8.4	$(0.1)	$214.2	$(5.2)	$222.6	$(5.3)

The Company reviews its investments in debt securities to determine if there has been an other-than-temporary decline in fair value. Consideration is given to (1) the financial condition and near-term prospects of the issuer, including the credit quality of the security's issuer, (2) the Company's intent to sell the security, and (3) whether it is more likely than not the Company will have to sell the security before recovery of its amortized cost. The unrealized losses on the debt securities were largely due to changes in interest rates, not credit quality, and as of June 30, 2025, the Company did not intend to sell the securities, and it was not more likely than not that it would be required to sell the securities before recovery of the unrealized losses, and, therefore, the unrealized losses are considered temporary.

Investments in Unconsolidated Entities

The Company has a number of equity investments in unconsolidated entities. These investments are recorded in Long-term Investments on the consolidated condensed balance sheets, and are as follows (in millions):

	June 30, 2025	December 31, 2024
Equity method investments
Carrying value of equity method investments	$34.6	$34.8
Equity securities
Carrying value of marketable equity securities	5.1	5.5
Carrying value of non-marketable equity securities	166.8	119.1
Total investments in unconsolidated entities	$206.5	$159.4

The Company makes equity investments in limited liability companies that invest in qualified community development entities through the New Markets Tax Credit (“NMTC”) program. The NMTC program provides federal tax incentives to investors to make investments in distressed communities and promotes economic improvements through the development of successful businesses. The NMTC is equal to 39% of the qualified investment and is taken over seven years. These limited liability companies are VIEs. The Company determined that it is not the primary beneficiary of the VIEs because it does not have the power to direct the activities that most significantly impact the economic performance of the VIEs and, therefore, the Company does not consolidate these entities. Instead, the NMTC investments are accounted for as equity method investments.

Marketable equity securities consist of investments with readily determinable fair values over which the Company does not own a controlling interest or exercise significant influence. Non-marketable equity securities consist of investments in privately held companies without readily determinable fair values and are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. As of June 30, 2025, the Company had recorded cumulative upward adjustments of $9.3 million based on observable price changes and cumulative downward adjustments of $6.2 million due to impairments and observable price changes.

During the three and six months ended June 30, 2025, the gross realized gains or losses from sales of available-for-sale investments were not material.

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

Consolidated VIEs

In February 2023, the Company acquired a majority equity interest in a medical technology company pursuant to a preferred stock purchase agreement, and amended and restated a previous option agreement to acquire the remaining equity interest. Edwards concluded that it is the primary beneficiary and consolidated the VIE. The total assets and liabilities of the Company's consolidated VIE were $242.8 million and $23.3 million, respectively, as of June 30, 2025, and were $252.3 million and $24.3 million, respectively, as of December 31, 2024. The assets of the VIE can only be used to settle obligations of the VIE and general creditors have no recourse to the Company.

Unconsolidated VIEs

Edwards has relationships with various VIEs that it does not consolidate as Edwards lacks the power to direct the activities that significantly impact the economic success of these entities.

In July 2024, the Company entered into an Agreement and Plan of Merger (“the Agreement”) to acquire JenaValve Technology, Inc. (“JenaValve”). Concurrently, the Company entered into a Promissory Note agreement (the “Promissory Note”) to loan JenaValve up to $75.0 million. The Promissory Note includes an automatic funding extension clause whereby the Company will continue to fund up to an additional $30.0 million through January 23, 2026, provided that the Agreement remains in effect and has not been terminated or expired. As of June 30, 2025 and December 31, 2024, the Company had advanced $52.5 million and $15.0 million, respectively, under the Promissory Note (included in Other Assets on the consolidated condensed balance sheets). In July 2025, the Company advanced an additional $7.5 million under the Promissory Note. The Agreement includes certain termination clauses under which, if the Agreement is terminated under specified circumstances, the Company will be required to forgive the outstanding Promissory Note as of the termination date and invest in a $45.0 million convertible promissory note as a termination loan.

In August 2022, the Company entered into an option agreement with a medical device company. Under the option agreement, the Company paid $47.1 million for an option to acquire the medical device company, which was included in Other Assets on the consolidated balance sheets as of December 31, 2024. In June 2025, the Company decided not to exercise its option to acquire the medical device company due to slower than anticipated progress by the medical device company toward achieving commercialization of the product. As a result, the Company recognized a $47.1 million loss on impairment, included in Loss on impairment on the consolidated condensed statement of operations. In July 2025, the Company entered into a simple agreement for future equity where it is required to invest $10.0 million in the medical device company’s stock.

In April 2021, the Company entered into a promissory note agreement, a preferred stock purchase agreement, and an option agreement with a privately-held medical device company (the “Investee”). The secured promissory note provides for borrowings up to $45.0 million. In April 2025, the Company invested an additional $1.8 million in the Investee's preferred equity securities and $4.0 million for the option to acquire the Investee. At both June 30, 2025 and December 31, 2024, the Company had advanced a total of $45.0 million under the promissory note (included in Other Assets). As of June 30, 2025 and December 31, 2024, the Company had invested $44.6 million and $42.8 million, respectively, in the Investee's preferred equity securities (included in Long-term Investments) and had paid $24.9 million and $20.9 million, respectively, for an option to acquire the Investee (included in Other Assets). Pursuant to the agreements, the Company may be required to invest up to an additional $1.2 million in the Investee's preferred equity securities and up to an additional $2.6 million for the option to acquire the Investee.

In December 2024, the Company entered into an option agreement and an amended preferred stock purchase agreement with a medical technology company. The Company had previously made an investment in preferred equity securities of the medical technology company under a prior preferred stock purchase agreement in 2021. Under the agreements, the Company paid $30.0 million in December 2024 for an option to acquire the medical technology company. The Company had invested $20.0 million in the preferred equity securities as of December 31, 2024. In addition, in May 2025, under the terms of the agreements, the Company paid an additional $10.0 million for the option and invested $15.0 million in the medical technology company’s preferred equity securities upon the medical technology company’s achievement of a pre-defined milestone. The Company also agreed to loan the medical technology company up to $40.0 million upon the medical technology company's achievement of certain milestones. As of June 30, 2025 and December 31, 2024, the Company had invested $35.0 million and $20.0 million, respectively, in the medical technology company's preferred equity securities (included in Long-term Investments), and $40.0 million and $30.0 million, respectively, in the option to acquire the medical technology company (included in Other Assets).

In February 2019, the Company entered into a warrant agreement with a medical device company and paid $35.0 million for an option to acquire the medical device company. In June 2022, the Company entered into a convertible promissory note with the medical device company. Under the convertible promissory note agreement, the Company agreed to loan the medical device company up to $47.5 million. During the three months ended June 30, 2025, the Company entered into a new convertible promissory note agreement to loan the medical device company up to $30.0 million and amended its warrant agreement to provide the Company with the option to extend the warrant right period for consideration of $16.5 million. As of June 30, 2025 and December 31, 2024, the Company had advanced $77.5 million and $47.5 million, respectively, under the promissory notes (included in Other Assets). The $35.0 million for the option was included in Other Assets as of both June 30, 2025 and December 31, 2024.

In June 2025, the Company entered into a preferred share purchase agreement with a medical solutions company, under which the Company invested $30.0 million in the medical solutions company's preferred equity securities (included in Long-term Investments).

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

The consolidated condensed financial statements include financial instruments for which the fair market value of such instruments may differ from amounts reflected on a historical cost basis. Financial instruments of the Company consist of cash deposits, accounts and other receivables, investments, accounts payable, certain accrued liabilities, and borrowings under a revolving credit agreement. The carrying value of these financial instruments generally approximates fair value due to their short-term nature. Financial instruments also include notes payable. As of June 30, 2025, the fair value of the notes payable, based on Level 2 inputs, was $599.7 million.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company's financial instruments which are measured at fair value on a recurring basis (in millions):

June 30, 2025	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,613.1	$1,197.1	$—	$2,810.2
Available-for-sale investments:
Corporate debt securities	—	120.6	—	120.6
Asset-backed securities	—	51.1	—	51.1
U.S. government and agency securities	—	248.6	—	248.6
Commercial paper	—	416.4	—	416.4
Equity investments in unconsolidated entities	5.1	—	—	5.1
Investments held for deferred compensation plans	154.5	—	—	154.5
Derivatives	—	11.3	—	11.3
	$1,772.7	$2,045.1	$—	$3,817.8
Liabilities
Derivatives	$—	$59.6	$—	$59.6
Contingent consideration liabilities	—	—	16.5	16.5
Other	—	—	6.1	6.1
	$—	$59.6	$22.6	$82.2
December 31, 2024
Assets
Cash equivalents	$1,394.4	$985.5	$—	$2,379.9
Available-for-sale investments:
Bank time deposits	—	13.9	—	13.9
Corporate debt securities	—	462.3	—	462.3
Asset-backed securities	—	68.8	—	68.8
U.S. government and agency securities	—	237.1	—	237.1
Commercial paper	—	236.5	—	236.5
Municipal securities	—	2.7	—	2.7
Equity investments in unconsolidated entities	5.5	—	—	5.5
Investments held for deferred compensation plans	146.6	—	—	146.6
Derivatives	—	82.1	—	82.1
	$1,546.5	$2,088.9	$—	$3,635.4
Liabilities
Derivatives	$—	$8.2	$—	$8.2
Contingent consideration liabilities	—	—	16.5	16.5
Other	—	—	5.0	5.0
	$—	$8.2	$21.5	$29.7

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

Contingent Consideration Liabilities

Certain of the Company's acquisitions involve contingent consideration arrangements. Payment of additional consideration is contingent upon the acquired company reaching certain performance milestones, such as attaining specified sales levels or obtaining regulatory approvals. These contingent consideration liabilities are measured at estimated fair value using either a probability weighted discounted cash flow analysis or a Monte Carlo simulation model, both of which consider significant unobservable inputs. These inputs include (1) the discount rate used to calculate the present value of the projected cash flows (ranging from 0.0% to 10.6%; with a weighted average of 4.7%), (2) the probability of milestone achievement (ranging from 60% to 100%; with a weighted average of 64.7%), (3) the projected payment dates (ranging from 2025 to 2032; with a weighted average of 2028), and (4) the volatility of future revenue (21%). The weighted average of each of the above inputs was determined based on the relative fair value of each obligation. The use of different assumptions could have a material effect on the estimated fair value amounts.

The following tables summarize the changes in fair value of Level 3 financial instruments measured at fair value on a recurring basis (in millions):

	Contingent Consideration	Other	Total
Balance at December 31, 2024	$16.5	$5.0	$21.5
Changes in fair value	—	1.1	1.1
Balance at June 30, 2025	$16.5	$6.1	$22.6

	Contingent Consideration	Other	Total
Balance at December 31, 2023	$—	$10.3	$10.3
Changes in fair value	—	(5.3)	(5.3)
Balance at June 30, 2024	$—	$5.0	$5.0

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses derivative financial instruments to manage its currency exchange rate risk and interest rate risk as summarized below. Notional amounts are stated in United States dollar equivalents at spot exchange rates at the respective dates. The Company does not enter into these arrangements for trading or speculation purposes.

	Notional Amount
	June 30, 2025	December 31, 2024
	(in millions)
Foreign currency forward exchange contracts	$2,076.9	$1,926.9
Cross-currency swap contracts	300.0	300.0

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

The Company uses foreign currency forward exchange contracts and cross-currency swap contracts to manage its exposure to changes in currency exchange rates from (a) future cash flows associated with intercompany transactions and certain local currency expenses expected to occur within approximately 1 to 1.5 years (designated as cash flow hedges), (b) its net investment in certain foreign subsidiaries (designated as net investment hedges) and (c) foreign currency denominated assets or liabilities (designated as fair value hedges). The Company also uses foreign currency forward exchange contracts that are not designated as hedging instruments to offset the transaction gains and losses associated with revaluation of certain assets and liabilities denominated in currencies other than their functional currencies (resulting principally from intercompany and local currency transactions).

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

The following table presents the location and fair value amounts of derivative instruments reported in the consolidated condensed balance sheets (in millions):

		Fair Value
Derivatives designated as hedging instruments	Balance Sheet Location	June 30, 2025	December 31, 2024
Assets
Foreign currency contracts	Other current assets	$8.2	$47.4
Foreign currency contracts	Other assets	$1.0	$—
Cross-currency swap contracts	Other assets	$2.1	$34.7
Liabilities
Foreign currency contracts	Accrued and other liabilities	$54.2	$6.4
Foreign currency contracts	Other liabilities	$5.4	$—
Derivatives not designated as hedging instruments
Liabilities
Foreign currency contracts	Accrued and other liabilities	$—	$1.8

The following table presents the effect of master-netting agreements and rights of offset on the consolidated condensed balance sheets (in millions):

				Gross Amounts Not Offset in the Consolidated Balance Sheet
		Gross Amounts Offset in the Consolidated Balance Sheet
			Net Amounts Presented in the Consolidated Balance Sheet
June 30, 2025	Gross Amounts			Financial Instruments	Cash Collateral Received	Net Amount
Derivative assets
Foreign currency contracts	$9.2	$—	$9.2	$(8.2)	$—	$1.0
Cross-currency swap contracts	$2.1	$—	$2.1	$—	$—	$2.1
Derivative liabilities
Foreign currency contracts	$59.6	$—	$59.6	$(8.2)	$—	$51.4
December 31, 2024
Derivative assets
Foreign currency contracts	$47.4	$—	$47.4	$(5.4)	$—	$42.0
Cross-currency swap contracts	$34.7	$—	$34.7	$—	$—	$34.7
Derivative liabilities
Foreign currency contracts	$8.2	$—	$8.2	$(5.4)	$—	$2.8
The following table presents the effect of derivative and non-derivative hedging instruments on the consolidated condensed statements of operations and consolidated condensed statements of comprehensive income (in millions):

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,

	2025	2024	2025	2024
Cash flow hedges
Foreign currency contracts	$(61.8)	$21.7	$(89.4)	$57.9
Net investment hedges
Cross-currency swap contracts	$(24.5)	$2.7	$(32.6)	$7.1

The cross-currency swap contracts have an expiration date of June 15, 2028. At the maturity of the cross-currency swap contracts, the Company will deliver the notional amount of €257.2 million and will receive $300.0 million from the counterparties. The Company receives semi-annual interest payments from the counterparties based on a fixed interest rate until maturity of the agreements.

The following tables present the effect of derivative instruments on the consolidated condensed statements of operations (in millions):

	Location and Amount of Gain or (Loss) Recognized in Income
	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Cost of sales	Interest income, net	Other non-operating expense (income), net	Cost of sales	Interest income, net	Other non-operating expense (income), net
Total amounts presented in the consolidated condensed statements of operations	$(344.4)	$37.4	$(1.3)	$(646.0)	$73.9	$1.3
The effects of cash flow hedges:
Foreign currency contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive loss into income	$10.9	$—	$—	$21.1	$—	$—
The effects of net investment hedges:
Cross currency swap contracts:
Amount excluded from effectiveness testing	$—	$1.5	$—	$—	$3.2	$—
The effects of non-designated hedges:
Foreign currency contracts	$—	$—	$6.8	$—	$—	$(4.5)

	Location and Amount of Gain or (Loss) Recognized in Income
	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Cost of sales	Interest income, net	Other non-operating expense (income), net	Cost of sales	Interest income, net	Other non-operating expense (income), net
Total amounts presented in the consolidated condensed statements of operations	$(275.5)	$15.5	$2.0	$(562.4)	$32.0	$7.7
The effects of fair value hedges:
Foreign currency contracts:
Hedged items	$—	$—	$—	$—	$—	$(4.0)
Derivatives designated as hedging instruments	$—	$—	$—	$—	$—	$4.0
Amount excluded from effectiveness testing (amortized)	$—	$—	$—	$—	$—	$0.8
The effects of cash flow hedges:
Foreign currency contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive loss into income	$12.5	$—	$—	$14.9	$—	$—
The effects of net investment hedges:
Cross currency swap contracts:
Amount excluded from effectiveness testing	$—	$1.8	$—	$—	$3.5	$—
The effects of non-designated hedges:
Foreign currency contracts	$—	$—	$20.9	$—	$—	$33.3

The Company expects that during the next twelve months it will reclassify to earnings a $8.5 million loss currently recorded in Accumulated Other Comprehensive Loss.

9. STOCK-BASED COMPENSATION

Stock-based compensation expense related to awards issued under the Company's incentive compensation plans for the three and six months ended June 30, 2025 and 2024 was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of sales	$7.5	$7.5	$14.8	$14.7
Selling, general, and administrative expenses	19.6	20.2	42.4	42.0
Research and development expenses	10.4	9.6	20.4	19.6
Total stock-based compensation expense	37.5	37.3	77.6	76.3
Income tax benefit	(6.1)	(6.0)	(12.6)	(11.5)
Total stock-based compensation expense, net of tax	$31.4	$31.3	$65.0	$64.8

At June 30, 2025, the total remaining compensation cost related to nonvested stock options, restricted stock units, market-based restricted stock units, and employee stock purchase plan (“ESPP”) subscription awards amounted to $346.1 million, which will be amortized on a straight-line basis over each award's requisite service period. The weighted-average remaining requisite service period is 33 months.

During the six months ended June 30, 2025, the Company granted 1.7 million stock options at a weighted-average exercise price per share of $74.64 and 1.4 million restricted stock units at a weighted-average grant-date fair value per share of $74.67. During the six months ended June 30, 2025, the Company also granted 0.1 million market-based restricted stock units at a weighted-average grant-date fair value per share of $89.94. The market-based restricted stock units granted during the six months ended June 30, 2025 vest based on a combination of certain service and market conditions. The actual number of shares issued will be determined based on the Company's total shareholder return relative to a selected industry peer group over a three-year performance period and may range from 0% to 175% of the target number of shares granted.

Fair Value Disclosures

The fair value of market-based restricted stock units was determined using a Monte Carlo simulation model, which uses multiple input variables to determine the probability of satisfying the market condition requirements. The weighted-average assumptions used to determine the fair value of the market-based restricted stock units granted during the six months ended June 30, 2025 and 2024 included a risk-free interest rate of 3.8% and 4.5%, respectively, and an expected volatility rate of 37.9% and 32.4%, respectively.

The following table includes the weighted-average grant-date fair values of stock options granted during the periods indicated and the related weighted-average assumptions used in the Black-Scholes option pricing model:

Option Awards	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Risk-free interest rate	4.0%	4.5%	4.0%	4.5%
Expected dividend yield	None	None	None	None
Expected volatility	34.1%	30.9%	34.1%	30.9%
Expected term (years)	5.2	5.2	5.2	5.2
Fair value, per option	$28.17	$31.24	$28.17	$31.26

The following table includes the weighted-average grant-date fair values for ESPP subscriptions granted during the periods indicated and the related weighted-average assumptions used in the Black-Scholes option pricing model:

ESPP	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Risk-free interest rate	4.2%	5.2%	4.3%	5.2%
Expected dividend yield	None	None	None	None
Expected volatility	34.3%	29.3%	30.8%	33.5%
Expected term (years)	0.7	0.7	0.6	0.6
Fair value, per share	$21.05	$23.37	$18.81	$25.01

10. ACCELERATED SHARE REPURCHASE

During 2025 and 2024, the Company entered into accelerated share repurchase (“ASR”) agreements providing for the repurchase of the Company's common stock based on the volume-weighted average price of the Company's common stock during the term of the applicable agreements, less a discount. The following table summarizes the terms of the ASR agreements (dollars and shares in millions, except per share data):

		Initial Delivery			Final Settlement
Agreement Date	Amount Paid	Shares Received	Price per Share	Value of Shares as % of Contract Value	Settlement Date	Total Shares Received	Average Price per Share
April 2024	$150.0	1.4	$85.95	80%	May 2024	1.7	$86.72
August 2024	$500.0	5.8	$68.93	80%	December 2024	7.5	$66.60
February 2025	$250.0	2.6	$76.00	80%	July 2025	3.5	$71.06

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

On October 14, 2024, a purported stockholder of Edwards filed a putative securities class action (the “Securities Class Action”) complaint against the Company and certain of its executive officers in the United States District Court for the Central District of California, captioned Patel v. Edwards Lifesciences Corporation, et al., No. 24-cv-02221. The complaint alleges violations of various securities laws based on alleged false or misleading statements regarding our business prospects. The complaint seeks damages, interest, costs and other fees.

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

The Company is or may be a party to, or may otherwise be responsible for, other pending or threatened lawsuits including those related to products and services currently or formerly manufactured or performed, as applicable, by the Company, workplace and employment matters, matters involving real estate, the Company's operations or health care regulations, contingent consideration, commercial matters, or governmental investigations (the “Lawsuits”). The Lawsuits raise difficult and complex factual and legal issues and are subject to many uncertainties, including, but not limited to, the facts and circumstances of each particular case or claim, the jurisdiction in which each suit is brought, and differences in applicable law. Management does not believe that any loss relating to the Lawsuits would have a material adverse effect on the Company's overall financial condition, results of operations or cash flows. However, the resolution of one or more of the Lawsuits in any reporting period could have a material adverse impact on the Company's financial results for that period. The Company is not able to estimate the amount or range of any loss for legal contingencies related to the Lawsuits for which there is no reserve or additional loss for matters already reserved.

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

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables summarize the activity for each component of Accumulated Other Comprehensive Loss (in millions):

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Hedges	Unrealized Loss on Available-for-sale Investments	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
December 31, 2024	$(274.1)	$37.7	$(4.0)	$(4.1)	$(244.5)
Other comprehensive income (loss) before reclassifications	16.1	(27.6)	18.3	0.1	6.9
Amounts reclassified from accumulated other comprehensive loss	(1.7)	(10.2)	(17.0)	—	(28.9)
Deferred income tax benefit (expense)	2.0	10.2	(0.2)	—	12.0
March 31, 2025	$(257.7)	$10.1	$(2.9)	$(4.0)	$(254.5)
Other comprehensive income (loss) before reclassifications	39.1	(61.8)	20.1	(0.1)	(2.7)
Amounts reclassified from accumulated other comprehensive loss	(1.5)	(10.9)	(19.0)	—	(31.4)
Deferred income tax benefit (expense)	6.0	18.8	(0.3)	—	24.5
June 30, 2025	$(214.1)	$(43.8)	$(2.1)	$(4.1)	$(264.1)

	Foreign Currency Translation Adjustments	Unrealized Gain on Hedges	Unrealized Loss on Available-for-sale Investments	Unrealized Pension Credits	Total Accumulated Other Comprehensive Loss
December 31, 2023	$(214.5)	$0.7	$(24.8)	$(4.2)	$(242.8)
Other comprehensive (loss) income before reclassifications	(23.3)	43.4	7.0	0.4	27.5
Amounts reclassified from accumulated other comprehensive loss	(1.7)	(7.2)	2.5	—	(6.4)
Deferred income tax expense	(1.1)	(9.3)	(1.1)	(0.1)	(11.6)
March 31, 2024	$(240.6)	$27.6	$(16.4)	$(3.9)	$(233.3)
Other comprehensive income (loss) before reclassifications	3.4	21.8	4.2	(0.1)	29.3
Amounts reclassified from accumulated other comprehensive loss	(1.8)	(12.5)	1.0	—	(13.3)
Deferred income tax (expense) benefit	(0.6)	(2.4)	0.1	—	(2.9)
June 30, 2024	$(239.6)	$34.5	$(11.1)	$(4.0)	$(220.2)

The following table provides information about amounts reclassified from Accumulated Other Comprehensive Loss (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
					Affected Line on Consolidated Condensed Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	2025	2024	2025	2024
Foreign currency translation adjustments	$1.5	$1.8	$3.2	$3.5	Other non-operating expense (income), net
	(0.4)	(0.4)	(0.8)	(0.8)	Provision for income taxes
	$1.1	$1.4	$2.4	$2.7	Net of tax
Gain on hedges	$10.9	$12.5	$21.1	$14.9	Cost of sales
	—	—	—	4.8	Other non-operating expense (income), net
	10.9	12.5	21.1	19.7	Total before tax
	(2.8)	(3.2)	(5.5)	(4.7)	Provision for income taxes
	$8.1	$9.3	$15.6	$15.0	Net of tax
Gain (loss) on available-for-sale investments	$19.0	$(1.0)	$36.0	$(3.5)	Interest income, net
	(4.6)	0.3	(8.8)	0.9	Provision for income taxes
	$14.4	$(0.7)	$27.2	$(2.6)	Net of tax

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

The table below presents the computation of basic and diluted earnings per share (in millions, except for per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Income for Earnings Per Share Calculations:
Income from continuing operations, net of tax	$335.9	$364.0	$699.5	$688.9
Net loss attributable to noncontrolling interests	(1.7)	(1.3)	(3.3)	(2.2)
Income from continuing operations attributable to Edwards Lifesciences Corporation	337.6	365.3	702.8	691.1
(Loss) income from discontinued operations	(4.4)	1.0	(11.6)	27.1
Net income attributable to Edwards Lifesciences Corporation	$333.2	$366.3	$691.2	$718.2
Weighted Average Shares:
Basic weighted-average shares outstanding	587.0	602.1	586.9	601.8
Dilutive effect of stock plans	0.9	2.2	1.0	2.4
Dilutive weighted-average shares outstanding	587.9	604.3	587.9	604.2
Earnings per Share:
Basic:
Continuing operations	$0.58	$0.61	$1.20	$1.15
Discontinued operations	(0.01)	—	(0.02)	0.04
Basic earnings per share	$0.57	$0.61	$1.18	$1.19
Diluted:
Continuing operations	$0.57	$0.61	$1.20	$1.15
Discontinued operations	(0.01)	—	(0.02)	0.04
Diluted earnings per share	$0.56	$0.61	$1.18	$1.19

Stock options, restricted stock units, and market-based restricted stock units to purchase an aggregate of 9.6 million and 7.7 million common shares for the three months ended June 30, 2025 and 2024, respectively, and 8.8 million and 6.5 million shares for the six months ended June 30, 2025 and 2024, respectively, were outstanding but were not included in the computation of diluted earnings per share for such periods because the effect would have been anti-dilutive. Additionally, 0.9 million shares that would have been received if the ASR agreement discussed in Note 10 was settled as of June 30, 2025, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

14. INCOME TAXES

The Company's effective income tax rate attributable to continuing operations was 16.1% and 5.2% for the three months ended June 30, 2025 and 2024, respectively, and 16.1% and 8.8% for the six months ended June 30, 2025 and 2024, respectively. The increase in the effective rate between the six months ended June 30, 2025 and 2024 was primarily due to an increase in global minimum tax (“Pillar Two,” as noted below), a decrease in the tax benefit from employee share-based compensation, and a decrease in the benefit from favorable global income tax audit settlements. In addition, the effective rates for the six months ended June 30, 2025 and 2024 were lower than the federal statutory rate of 21% primarily due to (1) foreign earnings taxed at lower rates, (2) United States federal and California research and development credits, and (3) the tax benefit from employee share-based compensation. The effective rates include a tax benefit (shortfall) from employee share-based compensation attributable to continuing operations of $(0.3) million and $3.8 million for the three months ended June 30, 2025 and 2024, respectively, and $1.0 million and $9.5 million for the six months ended June 30, 2025 and 2024, respectively.

Many countries are implementing some or all of the Organisation for Economic Co-operation and Development’s Base Erosion and Profit Shifting Pillar Two (“Pillar Two”) rules that impose a global minimum tax of 15% on reported profits. Although Pillar Two provides a framework for applying the minimum tax, countries may enact Pillar Two slightly differently than the model rules and on different timelines and may adjust domestic tax incentives in response to Pillar Two. In addition, in January 2025, the United States issued an executive order announcing opposition to aspects of these rules. As countries continue to enact and refine the Pillar Two rules, the

Company will evaluate the potential effects of Pillar Two on its effective tax rate. In 2025, the Company expects the Pillar Two provisions to result in additional tax expense of approximately $50 million.

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

As of June 30, 2025 and December 31, 2024, the gross liability recorded for income taxes associated with uncertain tax positions was $722.1 million and $678.8 million, respectively. The Company estimates that these liabilities would be reduced by $346.6 million and $319.9 million, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, and timing adjustments. The net amounts of $375.5 million and $358.9 million, respectively, if not required, would favorably affect the Company's effective tax rate. Management believes that adequate amounts of tax and related penalty and interest have been provided for any adjustments that may result from these uncertain tax positions.

In the first quarter of 2022, the Company executed an Advance Pricing Agreement (“APA”) between Japan and Switzerland covering distribution transactions for tax years 2020 through 2024, and in 2023, the Company executed an APA between Japan and the United States covering tax years 2020 through 2024. The Company also executed an APA in the fourth quarter of 2024 between Japan and Singapore covering tax years 2022 through 2026 with roll-back terms to cover the distribution of transcatheter aortic valve replacement (“TAVR”) products beginning in 2020 and the distribution of Surgical Structural Heart (“Surgical”) products beginning in 2018. Also in the fourth quarter of 2024, the Company filed with the Japanese tax authorities an APA renewal application between Japan and the United States covering tax years 2025 through 2029. The Company filed the APA renewal application with the United States tax authorities in the first quarter of 2025.

The audits of the Company’s United States federal income tax returns through 2014 have been closed. The IRS audit field work for the 2015 through 2017 tax years was completed during the second quarter of 2021, except for transfer pricing and related matters. The IRS is currently examining the 2018 through 2020 tax years.

At June 30, 2025, all material state, local, and foreign income tax matters have been concluded for years through 2015.

During 2021, the Company received a Notice of Proposed Adjustment (“NOPA”) from the IRS for the 2015 through 2017 tax years relating to transfer pricing involving Surgical/TAVR intercompany royalty transactions between the Company's United States and Switzerland subsidiaries. The NOPA proposed a substantial increase to the Company's United States taxable income, which could result in additional tax expense for the 2015 through 2017 period of approximately $250 million and reflects a departure from a transfer pricing method the Company had previously agreed upon with the IRS. The Company disagreed with the NOPA and pursued an administrative appeal with the IRS Independent Office of Appeals (“Appeals”). The Appeals process culminated in the third quarter of 2023 when the Company and Appeals concluded that a satisfactory resolution of the matter at the administrative level was not possible.

During the fourth quarter of 2023, Appeals issued a notice of deficiency (“NOD”) increasing the Company's 2015 through 2017 United States federal income tax in amounts resulting from the income adjustments previously reflected in the NOPA. The additional tax sought in excess of the Company's filing position is $269.3 million before consideration of interest and a repatriation tax offset.

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

Surgical/TAVR intercompany royalty transactions covering tax years 2018 through 2024 remain subject to IRS examination, and those transactions and related tax positions remain uncertain as of June 30, 2025. The Company has considered this information, as well as information regarding the NOD and other proceedings described above, in its evaluation of its uncertain tax positions. The impact of these unresolved transfer pricing matters, net of any correlative tax adjustments, may be significant to the Company’s consolidated financial statements. Based on the information currently available and numerous possible outcomes, the Company cannot reasonably estimate what, if any, changes in its existing uncertain tax positions may occur in the next 12 months and, therefore, has continued to record the uncertain tax positions as a long-term liability.

During the first quarter of 2024, the Company received a notice of assessment from the Israel Tax Authority (the “ITA”) wherein the ITA claimed that the Company owes approximately $110 million of tax excluding interest and penalties in connection with a claimed 2017 transfer of intellectual property. On July 31, 2025, the ITA formally informed the Company that it was withdrawing its 2017 assessment but reserves the right to evaluate whether intellectual property was transferred in later years. The Company maintains that it did not transfer intellectual property outside of Israel and would vigorously defend that position through administrative proceedings including with appeals if the issue is raised in later years. If necessary, the Company expects to defend that position through judicial proceedings. During the fourth quarter of 2024, the Company received a notice of assessment from the ITA claiming that the Company owes additional tax of approximately $16 million excluding interest and penalties for the 2018 through 2022 tax years based entirely on the collateral impacts of the 2017 assessment. The Company filed a formal appeal in the first quarter of 2025 and, if necessary, expects to defend its position through judicial proceedings. While the appeals process for the 2018 through 2022 years runs through March 2026, the Company expects the 2018 through 2022 assessment to also be withdrawn prior to expiration of the appeals process based on the ITA’s conclusion that IP was not transferred in 2017.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing its impact on its consolidated financial statements.

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

The Company's geographic segments are reported based on the financial information provided to the Chief Operating Decision Maker (“CODM”), which is the Company's Chief Executive Officer. The CODM evaluates the performance of the Company's reportable segments based on segment net sales and segment operating income. The CODM considers budget or forecast-to-actual results variances for segment operating income on a periodic basis for evaluating the performance of each segment and making decisions about allocating capital and other resources to each segment.

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

The table below presents information about Edwards Lifesciences' reportable segments (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Segment Net Sales
United States	$889.7	$806.4	$1,728.6	$1,588.5
Europe	378.2	332.2	720.0	658.2
Japan	95.3	86.5	177.1	172.5
Rest of World	169.0	144.3	319.2	280.1
Total segment net sales	$1,532.2	$1,369.4	$2,944.9	$2,699.3
Cost of Sales
United States	$167.5	$146.4	$313.5	$286.1
Europe	84.8	74.4	167.0	148.0
Japan	13.6	12.6	25.9	24.4
Rest of World	43.9	40.3	83.7	78.7
Total segment cost of sales	$309.8	$273.7	$590.1	$537.2
Selling, general, and administrative expenses
United States	$135.7	$117.8	$268.9	$233.0
Europe	74.2	70.9	147.6	142.3
Japan	18.5	19.6	34.9	45.6
Rest of World	48.3	46.6	90.4	88.0
Total segment selling, general, and administrative expenses	$276.7	$254.9	$541.8	$508.9
Other Segment Items
United States	$0.6	$0.7	$1.2	$1.4
Europe	15.2	0.8	6.9	4.9
Japan	(0.2)	(3.6)	(4.8)	(2.9)
Rest of World	(7.9)	(3.0)	(17.1)	(4.1)
Total other segment items (a)	$7.7	$(5.1)	$(13.8)	$(0.7)
Segment Operating Income
United States	$585.9	$541.5	$1,145.0	$1,068.0
Europe	204.0	186.1	398.5	363.0
Japan	63.4	57.9	121.1	105.4
Rest of World	84.7	60.4	162.2	117.5
Total segment operating income	$938.0	$845.9	$1,826.8	$1,653.9
_______________________________________________________________________________
(a)    Other segment items include research and development expenses and foreign currency.

The table below presents a reconciliation of segment operating income to consolidated pre-tax income (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Pre-tax Income Reconciliation
Segment operating income	$938.0	$845.9	$1,826.8	$1,653.9
Unallocated amounts:
Corporate items	(505.2)	(480.8)	(991.4)	(927.8)
Separation costs (Note 3)	(4.2)	—	(8.4)	—
Certain litigation expenses	(15.5)	(8.1)	(26.4)	(17.0)
Foreign currency	(1.9)	9.5	5.4	6.4
Consolidated operating income	411.2	366.5	806.0	715.5
Non-operating income	(11.0)	17.5	28.1	39.7
Consolidated pre-tax income	$400.2	$384.0	$834.1	$755.2

Enterprise-wide Information
(in millions)

Enterprise-wide information is based on actual foreign exchange rates used in the Company's consolidated financial statements. Refer to the segment information above for United States net sales. Sales within any other individual country were less than 10 percent of the Company's consolidated net sales for all periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Sales by Major Product Group
Transcatheter Aortic Valve Replacement	$1,130.9	$1,038.6	$2,177.5	$2,046.5
Transcatheter Mitral and Tricuspid Therapies	134.5	83.0	249.7	155.9
Surgical Structural Heart	266.8	247.8	517.7	496.9
	$1,532.2	$1,369.4	$2,944.9	$2,699.3

16. SUBSEQUENT EVENT

On August 6, 2025, the United States Federal Trade Commission moved to block the proposed acquisition of JenaValve alleging anticompetitive concerns. The Company intends to continue to pursue the ability to close the acquisition and estimates final determination by the end of the first quarter of 2026. For more information, see Note 6.

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

We are the leading global structural heart disease innovation company, driven by a passion to improve patient lives. Through breakthrough technologies, world-class evidence, and partnerships with clinicians and healthcare stakeholders, our employees are inspired by our patient-focused culture to deliver life-changing innovations to those who need them most. We conduct operations worldwide and are managed in the following geographical regions: United States, Europe, Japan, and Rest of World. Our products are categorized into the following groups: Transcatheter Aortic Valve Replacement (“TAVR”), Transcatheter Mitral and Tricuspid Therapies (“TMTT”), and Surgical Structural Heart (“Surgical”).

On September 3, 2024, we sold our Critical Care product group (“Critical Care”). In addition, as a next step in our disposal plan to exit businesses that are not focused on implantable medical innovations for structural heart disease, we committed to a plan to sell a non-core product group, with the sale expected to occur in 2025. We concluded that Critical Care met the criteria to be classified as held-for-sale in June 2024 and that the non-core product group met the criteria to be classified as held-for-sale in September 2024. We determined that, when considered together, the conditions for discontinued operations presentation had been met with respect to Critical Care and the non-core product group (collectively, the “discontinued product groups”). As such, the historical financial condition and results of the discontinued product groups have been reflected as discontinued operations in our consolidated condensed financial statements. Prior period amounts have been adjusted to reflect the discontinued operations presentation. Our discussion and analysis of our results of operations is reflective of our continuing operations. See Note 4 to the Consolidated Condensed Financial Statements for further information.

In response to recent changes to U.S. trade policy, such as increased tariffs on imports and including non-U.S. retaliatory tariffs, we have and will continue to assess potential impacts on our business. As needed, we will pursue options to mitigate the impact of tariffs, including through our supply chain and potential exemptions and exclusions. Failure to sufficiently mitigate the impact of tariffs, including significant inflation and other impacts on our customers, could also reduce demand for our products and adversely affect our business, financial condition and results of operations. Given the uncertainties around U.S. trade policy and future tariff rates, we are unable to predict the nature of the tariffs and whether we will be able to successfully mitigate their impact.

Financial Highlights

Our net sales for the first six months of 2025 were $2.9 billion, representing an increase of $245.6 million compared to the first six months of 2024, driven primarily by sales of our TAVR and TMTT products.

Our gross profit increased in the six months ended June 30, 2025, driven primarily by our sales growth. Gross profit as a percentage of sales decreased primarily due to higher manufacturing expenses related to the expansion of new therapies as well as impact from the foreign currency rate fluctuations. The increase in our diluted earnings per share in the six months ended June 30, 2025, was driven by our aforementioned operational performance.

Healthcare Environment, Opportunities, and Challenges

The medical technology industry is highly competitive and continues to evolve. We measure our success both by the development of innovative products and the value we bring to our stakeholders. We are committed to developing new technologies and innovations, and we are committed to defending our intellectual property in support of those developments. Our vision for growth is to treat patients with both valvular and non-valvular structural heart disease, such as heart failure, which is a natural progression of the disease for many patients suffering from aortic stenosis and mitral and tricuspid regurgitation.

We are dedicated to generating robust clinical, economic, and quality-of-life evidence that is increasingly expected by patients, clinicians, and payors in the current healthcare environment, with the goal of encouraging the adoption of innovative new medical therapies that demonstrate superior outcomes.

New Accounting Standards

Information on new accounting standards is included in Note 1 to the Consolidated Condensed Financial Statements.

Results of Operations

Net Sales by Region
(dollars in millions)

	Three Months Ended June 30,				Six Months Ended June 30,
				Percent Change				Percent Change
	2025	2024	Change		2025	2024	Change
United States	$889.7	$806.4	$83.3	10.3%	$1,728.6	$1,588.5	$140.1	8.8%
Europe	378.2	332.2	46.0	13.8%	720.0	658.2	61.8	9.4%
Japan	95.3	86.5	8.8	10.2%	177.1	172.5	4.6	2.7%
Rest of World	169.0	144.3	24.7	17.1%	319.2	280.1	39.1	14.0%
Outside of the United States	642.5	563.0	79.5	14.1%	1,216.3	1,110.8	105.5	9.5%
Total net sales	$1,532.2	$1,369.4	$162.8	11.9%	$2,944.9	$2,699.3	$245.6	9.1%

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

Net Sales by Product Group
(dollars in millions)

	Three Months Ended June 30,				Six Months Ended June 30,
				Percent Change				Percent Change
	2025	2024	Change		2025	2024	Change
Transcatheter Aortic Valve Replacement	$1,130.9	$1,038.6	$92.3	8.9%	$2,177.5	$2,046.5	$131.0	6.4%
Transcatheter Mitral and Tricuspid Therapies	134.5	83.0	51.5	61.9%	249.7	155.9	93.8	60.1%
Surgical Structural Heart	266.8	247.8	19.0	7.7%	517.7	496.9	20.8	4.2%
Total net sales	$1,532.2	$1,369.4	$162.8	11.9%	$2,944.9	$2,699.3	$245.6	9.1%

Transcatheter Aortic Valve Replacement Sales

For the three and six months ended June 30, 2025 and 2024:
$ (Millions)
2,400
2,000
1,600
1,200
800
400
0
$1,130.9
$1,038.6
$2,177.5
$2,046.5
Q2 '25
Q2 '24
YTD '25
YTD '24

Net sales of TAVR products increased for the three and six months ended June 30, 2025, driven by higher sales of the Edwards SAPIEN platform in 2025, primarily due to higher sales of the Edwards SAPIEN 3 Ultra RESILIA valve in the United States and Europe. In addition, during the three months ended June 30, 2025, foreign currency exchange rate fluctuations increased net sales outside of the United States by $11.3 million primarily due to the strengthening of the Euro against the United States dollar. During the six months ended June 30, 2025, foreign currency exchange rate fluctuations decreased net sales outside of the United States by $3.8 million due to weakening of multiple other currencies against the United States dollar.

In April 2025, we received United States Food and Drug Administration approval for the SAPIEN 3 platform for severe aortic stenosis patients without symptoms.

Transcatheter Mitral and Tricuspid Therapies Sales

$ (Millions)
275
250
225
200
175
150
125
100
75
50
25
0
134.5
83.0
249.7
155.9
Q2 '25
Q2 '24
YTD '25
YTD '24

Net sales of TMTT products increased for the three and six months ended June 30, 2025, primarily due to higher sales of our PASCAL transcatheter edge-to-edge repair system and our continued launch of the EVOQUE tricuspid valve replacement system in the United States and Europe.

In April 2025, we received CE Mark for the Edwards SAPIEN M3 mitral valve replacement system for the transcatheter treatment of patients with symptomatic (moderate-to-severe or severe) mitral regurgitation who are deemed unsuitable for surgery or transcatheter edge-to-edge therapy.

Surgical Structural Heart Sales

600
500
400
300
200
100
0
$ (Millions)
266.8
247.8
517.7
496.9
Q2 '25
Q2 '24
YTD '25
YTD '24

Net sales of Surgical products increased for the three and six months ended June 30, 2025, primarily due to higher sales of the INSPIRIS RESILIA aortic valve in the United States and Europe, the MITRIS RESILIA valve in the United States, Europe, and China, and the KONECT RESILIA tissue valved conduit in the United States.

Gross Profit

$ in millions
Percentage
2,500
2,000
1,500
1,000
500
0
100
90
80
$1,187.8
$1,093.9
$2,298.9
$2,136.9
77.5%
79.9%
78.1%
79.2%
Q2 '25
Q2 '24
YTD '25
YTD '24
Gross profit
Percentage of net sales

Our gross profit increased in the three and six months ended June 30, 2025, primarily driven by our sales growth discussed above. Gross profit as a percentage of net sales decreased for the three and six months ended June 30, 2025, primarily driven by higher manufacturing expenses related to the expansion of new therapies and 0.6 percentage point negative impact from the foreign currency rate fluctuations for the three months ended June 30, 2025.

Selling, General, and Administrative (“SG&A”) Expenses

For the three and six months ended June 30, 2025 and 2024:
$ in millions
Percentage
1,200
1,000
800
600
400
200
0
90
60
30
0
$502.0
$447.5
$967.7
$875.9
32.8%
32.7%
32.9%
32.4%
Q2 '25
Q2 '24
YTD '25
YTD '24
SG&A
Percentage of net sales

SG&A expenses increased for the three and six months ended June 30, 2025, primarily due to (a) higher field-based personnel-related costs in support of our growth strategy initiatives, primarily in the United States and (b) increased professional services costs to support a transition services agreement. Foreign currency exchange rate fluctuations increased expenses by $1.3 million during the three months ended June 30, 2025, primarily due to the weakening of United States dollar against multiple currencies, and decreased expenses by $5.4 million during the six months ended June 30, 2025, primarily due to the strengthening of United States dollar against the Euro and multiple other currencies.

Research and Development (“R&D”) Expenses

For the three and six months ended June 30, 2025 and 2024:
$ in millions
Percentage
600
400
200
0
100
80
60
40
20
0
$276.2
$271.8
$530.8
$528.5
18.0%
19.8%
18.0%
19.6%
Q2 '25
Q2 '24
YTD '25
YTD '24
R&D
Percentage of net sales

R&D expenses increased for the three and six months ended June 30, 2025, primarily due to increased investments in implantable heart failure management innovations, including increased clinical activity, after our recent business combinations, partially offset by decreased investments in our transcatheter aortic valve innovations.

Certain Litigation Expenses

We incurred certain litigation expenses related to intellectual property litigation and tax litigation of $15.5 million and $8.1 million during the three months ended June 30, 2025 and 2024, respectively, and $26.4 million and $17.0 million during the six months ended June 30, 2025 and 2024, respectively.

Other Operating Income

Other operating income, net of $21.3 million and $40.4 million in three and six months ended June 30, 2025, respectively, included income from a transition services agreement of $19.9 million and $37.8 million, respectively. (see Note 4 to the Consolidated Condensed Financial Statements).

Interest Income

Interest income was $37.4 million and $73.9 million for the three and six months ended June 30, 2025, respectively, and $15.5 million and $32.0 million for the three and six months ended June 30, 2024, respectively. The increase in interest income was primarily due to higher average investment balance during the three and six months ended June 30, 2025.

Loss on Impairment

Loss on impairment of $47.1 million in both three and six months ended June 30, 2025 included loss on impairment related to our determination to not exercise an option to acquire one of our cost method investments (see Note 5 to the Consolidated Condensed Financial Statements).

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

Our effective income tax rate attributable to continuing operations was 16.1% and 5.2% for the three months ended June 30, 2025 and 2024, respectively, and 16.1% and 8.8% for the six months ended June 30, 2025 and 2024, respectively. The increase in the effective rate between the six months ended June 30, 2025 and 2024 was primarily due to an increase in global minimum tax (“Pillar Two,” as noted below), a decrease in the tax benefit from employee share-based compensation, and a decrease in the benefit from favorable global income tax audit settlements. In addition, the effective rates for the six months ended June 30, 2025 and 2024 were lower than the federal statutory rate of 21% primarily due to (1) foreign earnings taxed at lower rates, (2) United States federal and California research and development credits, and (3) the tax benefit from employee share-based compensation. The effective rates include a tax benefit (shortfall) from employee share-based compensation attributable to continuing operations of $(0.3) million and $3.8 million for the three months ended June 30, 2025 and 2024, respectively, and $1.0 million and $9.5 million for the six months ended June 30, 2025 and 2024, respectively.

Many countries are implementing some or all of the Organisation for Economic Co-operation and Development’s Base Erosion and Profit Shifting Pillar Two (“Pillar Two”) rules that impose a global minimum tax of 15% on reported profits. Although Pillar Two provides a framework for applying the minimum tax, countries may enact Pillar Two slightly differently than the model rules and on different timelines and may adjust domestic tax incentives in response to Pillar Two. In addition, in January 2025, the United States issued an executive order announcing opposition to aspects of these rules. As countries continue to enact and refine the Pillar Two rules, we will evaluate the potential effects of Pillar Two on our effective tax rate. In 2025, we expect the Pillar Two provisions to result in additional tax expense of approximately $50 million.

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

The audits of our United States federal income tax returns through 2014 have been closed. The IRS audit field work for the 2015 through 2017 tax years was completed during the second quarter of 2021, except for transfer pricing and related matters. The IRS is currently examining the 2018 through 2020 tax years. At June 30, 2025, all material state, local, and foreign income tax matters have been concluded for years through 2015.

During 2021, we received a Notice of Proposed Adjustment (“NOPA”) from the IRS for the 2015 through 2017 tax years relating to transfer pricing involving Surgical/TAVR intercompany royalty transactions between our United States and Switzerland subsidiaries. The NOPA proposed a substantial increase to our United States taxable income, which could result in additional tax expense for the 2015 through 2017 period of approximately $250 million and reflects a departure from a transfer pricing method we had previously agreed upon with the IRS. We disagreed with the NOPA and pursued an administrative appeal with the IRS Independent Office of Appeals (“Appeals”). The Appeals process culminated in the third quarter of 2023 when we and Appeals concluded that a satisfactory resolution of the matter at the administrative level was not possible.

During the fourth quarter of 2023, Appeals issued a notice of deficiency (“NOD”) increasing our 2015 through 2017 United States federal income tax in amounts resulting from the income adjustments previously reflected in the NOPA. The additional tax sought in excess of our filing position is $269.3 million before consideration of interest and a repatriation tax offset.

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

Surgical/TAVR intercompany royalty transactions covering tax years 2018 through 2024 remain subject to IRS examination, and those transactions and related tax positions remain uncertain as of June 30, 2025. We have considered this information, as well as information regarding the NOD and other proceedings described above, in our evaluation of our uncertain tax positions. The impact of these unresolved transfer pricing matters, net of any correlative tax adjustments, may be significant to our consolidated financial statements. Based on the information currently available and numerous possible outcomes, we cannot reasonably estimate what, if any, changes in our existing uncertain tax positions may occur in the next 12 months and, therefore, have continued to record the uncertain tax positions as a long-term liability.

During the first quarter of 2024, we received a notice of assessment from the Israel Tax Authority (the “ITA”) wherein the ITA claimed that we owe approximately $110 million of tax excluding interest and penalties in connection with a claimed 2017 transfer of intellectual property. On July 31, 2025, the ITA formally informed us that it was withdrawing its 2017 assessment but reserves the right to evaluate whether intellectual property was transferred in later years. We maintain that we did not transfer intellectual property outside of Israel and would vigorously defend that position through administrative proceedings including with appeals if the issue is raised in later years. If necessary, we expect to defend that position through judicial proceedings. During the fourth quarter of 2024, we received a notice of assessment from the ITA claiming that we owe additional tax of approximately $16 million excluding interest and penalties for the 2018 through 2022 tax years based entirely on the collateral impacts of the 2017 assessment. We filed a formal appeal in the first quarter of 2025 and, if necessary, expect to defend its position through judicial proceedings. While the appeals process for the 2018 through 2022 years runs through March 2026, we expect the 2018 through 2022 assessment to also be withdrawn prior to expiration of the appeals process based on the ITA’s conclusion that IP was not transferred in 2017.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements.

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

As of June 30, 2025, cash and cash equivalents, and short-term investments held in the United States and outside of the United States were $3.4 billion and $638.3 million, respectively.

We have a Five-year Credit Agreement (the “Credit Agreement”) which provides for a $750.0 million multi-currency unsecured revolving credit facility and matures on July 15, 2027. We may increase the amount available under the Credit Agreement by up to an additional $250.0 million in the aggregate and extend the maturity date for an additional year, subject to agreement of the lenders. As of June 30, 2025, no amounts were outstanding under the Credit Agreement.

In June 2018, we issued $600.0 million of 4.3% fixed-rate unsecured senior notes (the “2018 Notes”) due June 15, 2028. We may redeem the 2018 Notes, in whole or in part, at any time and from time to time at specified redemption prices. As of June 30, 2025, we have not elected to redeem any of the 2018 Notes. As of June 30, 2025, the carrying value of the 2018 Notes was $598.0 million.

From time to time, we repurchase shares of our common stock under share repurchase programs authorized by the Board of Directors. We consider several factors in determining when to execute share repurchases, including, among other things, expected dilution from stock plans, cash capacity, and the market price of our common stock. During the six months ended June 30, 2025, under the Board authorized repurchase program, we repurchased a total of 3.4 million shares at an aggregate cost of $306.9 million, including pursuant to a $250 million accelerated share repurchase agreement (see Note 10 to the Consolidated Condensed Financial Statements). As of June 30, 2025, we had remaining authority to purchase $1.1 billion of our common stock under the share repurchase program.

In July 2024, we entered into agreements and plans of mergers to acquire multiple medical device companies for a total aggregate cash purchase price of $1.5 billion, subject to certain adjustments. Three of these transactions closed in 2024, and upon closing we paid $1.1 billion. These three agreements include up to an additional $225.0 million of potential payments upon achievement of certain regulatory, performance, and sales milestones. The remaining agreement is expected to close in 2025 for an aggregate cash purchase price of $500.0 million, subject to certain adjustments, plus up to an additional $445.0 million upon achievement of certain regulatory and sales milestones.

We have purchased options to acquire and have agreed to provide promissory notes to various entities. These arrangements could result in additional cash outlays in the future should we decide to exercise the options or should the entities draw on the promissory notes.

At June 30, 2025, there had been no material changes in our cash requirements from known contractual and other obligations, including commitments for capital expenditures, as disclosed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2024.

Consolidated Cash Flows - For the six months ended June 30, 2025 and 2024:
Net cash flows provided by operating activities of $570.6 million for the six months ended June 30, 2025, increased $252.6 million over the same period last year primarily due to (1) lower tax payments during the six months ended June 30, 2025, which included $160.0 million of local tax payments associated with the sale of Critical Care, compared to the six months ended June 30, 2024, which included a $305.1 million tax deposit we made to mitigate interest on potential tax liabilities we are contesting through the judicial process (see Note 14 to the Consolidated Condensed Financial Statements), and (2) improved operating performance.

Net cash used in investing activities of $86.8 million for the six months ended June 30, 2025, consisted primarily of capital expenditures of $105.3 million, an issuance of notes receivable of $70.6 million, a payment for a net working capital adjustment of $36.3 million related to the sale of Critical Care, and payment of acquisition options of $17.0 million, partially offset by net proceeds from investments of $145.8 million.

Net cash provided by investing activities of $187.9 million for the six months ended June 30, 2024, consisted primarily of net proceeds from investments of $391.7 million, partially offset by capital expenditures of $150.7 million.

Net cash used in financing activities of $205.3 million for the six months ended June 30, 2025, consisted primarily of purchases of treasury stock of $314.1 million, partially offset by proceeds from stock plans of $107.1 million.

Net cash used in financing activities of $34.9 million for the six months ended June 30, 2024, consisted primarily of purchases of treasury stock of $158.3 million, partially offset by proceeds from stock plans of $116.4 million.

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

Investment Risk

We are exposed to investment risks related to changes in the underlying financial condition and credit capacity of certain of our investments. As of June 30, 2025, we had $881.4 million of investments in debt securities, of which $92.0 million were long-term. In addition, we had $206.5 million of investments in equity instruments of public and private companies. Should these companies experience a decline in financial performance, financial condition or credit capacity, or fail to meet certain development milestones, a decline in the investments' value may occur, resulting in unrealized or realized losses. See Note 5 to the Consolidated Condensed Financial Statements for additional information.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2025. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded as of June 30, 2025, that our disclosure controls and procedures are designed at a reasonable assurance level and effective in providing reasonable assurance that the information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In August 2024, the Board of Directors approved a stock repurchase program providing for up to $1.5 billion of repurchases of our common stock. Repurchases under the program may be made on the open market, including pursuant to a Rule 10b5-1 plan, and in privately negotiated transactions. The repurchase program does not have an expiration date. We did not purchase any of our common stock during the second quarter of 2025 and, as of June 30, 2025, we had remaining authority to purchase $1.1 billion of common stock under our stock repurchase program.
In February 2025, we entered into a $250.0 million accelerated share repurchase (“ASR”) agreement and received, on February 14, 2025, an initial delivery of 2.6 million shares of our common stock, representing approximately 80 percent of the total contract value. The ASR agreement concluded on July 25, 2025 and we received an additional 0.9 million shares.

Item 5.    Other Information

Rule 10b5-1 Trading Plans

During the second quarter of 2025, the following is a list of activity by our executive officers or directors with respect to a 10b5-1 trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended (each, a “Plan”):

On July 29, 2025, Scott B. Ullem, Corporate Vice President, Chief Financial Officer, entered into a Plan providing for the potential sale of 59,700 shares of the Company’s stock commencing November 6, 2025. Mr. Ullem's Plan terminates on the earlier of April 9, 2026, or the date all shares are sold.

On July 30, 2025, Daniel J. Lippis, Corporate Vice President, Japan, Greater China and Asia Pacific, entered into a Plan providing for the potential sale of 7,134 shares of the Company’s stock commencing November 3, 2025. Mr. Lippis's Plan terminates on the earlier of May 1, 2026, or the date all shares are sold.

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

10.1	Edwards Lifesciences Corporation 2001 Employee Stock Purchase Plan for United States Employees, as amended and restated February 13, 2025
10.2	Edwards Lifesciences Corporation 2001 Employee Stock Purchase Plan for International Employees, as amended and restated February 13, 2025
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Inline Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDWARDS LIFESCIENCES CORPORATION
(Registrant)
Date:	August 6, 2025	By:	/s/ SCOTT B. ULLEM
Scott B. Ullem Corporate Vice President, Chief Financial Officer (Principal Financial Officer; Duly Authorized Officer)
Date:	August 6, 2025	By:	/s/ ANDREW M. DAHL
Andrew M. Dahl Senior Vice President, Corporate Controller (Principal Accounting Officer)