Form 10-Q
period 2025-09-30
Edwards Lifesciences Corp
filed 2025-11-05
CIK 1099800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The number of shares outstanding of the registrant's common stock, $1.00 par value, as of October 31, 2025 was 580.3 million.

EDWARDS LIFESCIENCES CORPORATION
FORM 10-Q
For the quarterly period ended September 30, 2025

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act” and together with the Securities Act, the “Acts”). We intend the forward-looking statements contained in this report to be covered by the safe harbor provisions of such Acts. Statements other than statements of historical or current fact in this report or referred to or incorporated by reference into this report are “forward-looking statements” for purposes of these safe harbor provisions. These statements can sometimes be identified by the use of the forward-looking words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “should,” “anticipate,” “plan,” “goal,” “continue,” “seek,” “pro forma,” “forecast,” “intend,” “guidance,” “optimistic,” “aspire,” “confident,” or other forms of these words or similar words or expressions or the negatives thereof. Statements regarding past performance, efforts, or results about which inferences or assumptions may be made can also be forward-looking statements and are not indicative of future performance or results; these statements can be identified by the use of words such as “preliminary,” “initial,” “potential,” “possible,” “diligence,” “industry-leading,” “compliant,” “indications,” “early feedback,” or other forms of these words or similar words or expressions or the negatives thereof. These forward-looking statements are subject to substantial risks and uncertainties that could cause our results or future business, financial condition, results of operations or performance to differ materially from our historical results or experiences or those expressed or implied in any forward-looking statements contained in this report. These risks and uncertainties include, but are not limited to: our ability to complete or realize the anticipated benefits of the sale of our discontinued product groups; our ability to develop new products and avoid manufacturing and quality issues; risks or challenges related to integrating acquired businesses; clinical trial or commercial results or new product approvals and therapy adoption; the impact of domestic and global conditions, including current and future tariff actions; dependence on physicians, research institutions, and hospital systems; competition in the markets in which we operate; our reliance on vendors, suppliers, and other third parties; damage, failure, or interruption of our information technology systems; the impact of public health crises; consolidation in the healthcare industry; our ability to protect our intellectual property; our compliance with applicable regulations; our exposure to product liability claims; use of our products in unapproved circumstances; changes to reimbursement for our products; the impact of currency exchange rates; unanticipated actions by the United States Food and Drug Administration and other regulatory agencies; changes to tax laws; unexpected impacts or expenses of litigation or internal or government investigations; and other risks detailed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 28, 2025,and as such risks and uncertainties may be further amended, supplemented or superseded from time to time by our subsequent reports on Forms 10-Q and 8-K we file with the SEC. These forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement, except as required by law. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections, except as required by law.

Unless otherwise indicated or otherwise required by the context, the terms “we,” “our,” “it,” “its,” “Company,” “Edwards,” and “Edwards Lifesciences” refer to Edwards Lifesciences Corporation and its subsidiaries.

Part I. Financial Information

Item 1.    Financial Statements
EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(in millions, except par value; unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$2,685.6	$3,045.2
Short-term investments (Note 5)	1,156.4	930.7
Accounts receivable, net of allowances of $12.6 and $11.6, respectively	693.3	609.1
Other receivables	199.5	118.3
Inventories (Note 2)	1,140.9	1,086.7
Prepaid expenses	125.2	121.0
Other current assets	323.4	347.6
Current assets of discontinued operations (Note 4)	34.6	26.8
Total current assets	6,358.9	6,285.4
Long-term investments (Note 5)	274.7	307.9
Property, plant, and equipment, net	1,743.3	1,686.0
Operating lease right-of-use assets	96.5	98.2
Goodwill	1,768.5	1,776.7
Other intangible assets, net	1,130.8	1,176.6
Deferred income taxes	1,099.9	992.1
Other assets (Note 2)	784.8	721.6
Non-current assets of discontinued operations (Note 4)	14.8	10.8
Total assets	$13,272.2	$13,055.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$165.0	$197.4
Accrued and other liabilities (Note 2)	1,393.9	1,282.4
Operating lease liabilities	26.8	23.4
Current liabilities of discontinued operations (Note 4)	2.3	2.0
Total current liabilities	1,588.0	1,505.2
Long-term debt	598.2	597.7
Operating lease liabilities	75.3	78.9
Uncertain tax positions	442.9	384.6
Other liabilities	362.6	426.0
Non-current liabilities of discontinued operations (Note 4)	0.2	—
Total liabilities	3,067.2	2,992.4
Commitments and contingencies (Note 11)
Stockholders' equity
Preferred stock, $0.01 par value, authorized 50.0 shares, no shares outstanding	—	—
Common stock, $1.00 par value, 1,050.0 shares authorized, 658.2 and 654.8 shares issued, and 580.7 and 588.6 shares outstanding, respectively	658.2	654.8
Additional paid-in capital	2,697.4	2,613.4
Retained earnings	14,149.3	13,167.0
Accumulated other comprehensive loss (Note 12)	(250.4)	(244.5)
Treasury stock, at cost, 77.5 and 66.2 shares, respectively	(7,049.5)	(6,192.3)
Total Edwards Lifesciences Corporation stockholders' equity	10,205.0	9,998.4
Noncontrolling interest	—	64.5
Total stockholders' equity	10,205.0	10,062.9
Total liabilities and equity	$13,272.2	$13,055.3
The accompanying notes are an integral part of these consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in millions, except per share information; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$1,553.1	$1,354.4	$4,498.0	$4,053.7
Cost of sales	345.2	262.9	991.2	825.3
Gross profit	1,207.9	1,091.5	3,506.8	3,228.4
Selling, general, and administrative expenses	514.6	421.4	1,482.3	1,297.3
Research and development expenses	280.7	253.4	811.5	781.9
Certain litigation expenses	90.4	10.8	116.8	27.8
Change in fair value of contingent consideration liabilities	(12.5)	—	(12.5)	—
Restructuring charges and separation costs (Note 3)	0.1	32.9	8.5	32.9
Intangible assets impairment charges	40.0	—	40.0	—
Other operating (income) expense, net	(12.5)	22.4	(52.9)	22.4
Operating income, net	307.1	350.6	1,113.1	1,066.1
Interest income, net	(38.6)	(24.3)	(112.5)	(56.3)
Loss on impairment (Note 6)	—	—	47.1	—
Other non-operating income, net	(2.7)	(27.9)	(4.0)	(35.6)
Income from continuing operations before provision for income taxes	348.4	402.8	1,182.5	1,158.0
Provision for income taxes	56.1	40.7	190.7	107.0
Net income from continuing operations	292.3	362.1	991.8	1,051.0
(Loss) income from discontinued operations, net of tax	(2.0)	2,707.3	(13.6)	2,734.4
Net income	290.3	3,069.4	978.2	3,785.4
Net loss attributable to noncontrolling interest	(0.8)	(1.4)	(4.1)	(3.6)
Net income attributable to Edwards Lifesciences Corporation	$291.1	$3,070.8	$982.3	$3,789.0

Share information (Note 13)
Earnings (loss) per share:
Basic
Continuing operations	$0.50	$0.61	$1.70	$1.76
Discontinued operations	$—	$4.53	$(0.02)	$4.55
Basic earnings per share	$0.50	$5.14	$1.68	$6.31
Diluted
Continuing operations	$0.50	$0.61	$1.70	$1.75
Discontinued operations	$—	$4.52	$(0.03)	$4.54
Diluted earnings per share	$0.50	$5.13	$1.67	$6.29
Weighted-average number of common shares outstanding:
Basic	584.7	597.2	586.2	600.3
Diluted	585.7	598.1	587.2	602.2
The accompanying notes are an integral part of these consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$290.3	$3,069.4	$978.2	$3,785.4
Other comprehensive income (loss), net of tax (Note 12):
Foreign currency translation adjustments	(8.0)	4.3	52.0	(20.8)
Unrealized gain (loss) on hedges	20.8	(42.7)	(60.7)	(8.9)
Unrealized pension credits	0.2	—	0.2	0.2
Unrealized gain on available-for-sale investments	0.7	6.1	2.6	19.8
Other comprehensive income (loss), net of tax	13.7	(32.3)	(5.9)	(9.7)
Comprehensive income	304.0	3,037.1	972.3	3,775.7
Comprehensive loss attributable to noncontrolling interest	(0.8)	(1.4)	(4.1)	(3.6)
Comprehensive income attributable to Edwards Lifesciences Corporation	$304.8	$3,038.5	$976.4	$3,779.3
The accompanying notes are an integral part of these consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income	$978.2	$3,785.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	113.9	112.6
Non-cash operating lease cost	19.3	21.6
Stock-based compensation (Note 9)	118.9	130.6
Gain on sale of business	—	(3,337.4)
Intangible assets impairment charges	40.0	—
Change in fair value of contingent consideration liabilities	(12.5)	—
Deferred income taxes	(63.2)	(224.9)
Gain on remeasurement of previously held interest upon acquisition	—	(24.6)
Loss on impairment	47.1	—
Other	2.3	2.7
Changes in operating assets and liabilities:
Accounts and other receivables, net	(55.4)	15.3
Inventories	39.7	(204.9)
Accounts payable and accrued liabilities	226.4	92.6
Income taxes	(199.4)	301.8
Prepaid expenses and other current assets	(17.5)	27.4
Intellectual property agreement accrual	(61.7)	(24.3)
Other	(31.8)	(4.1)
Net cash provided by operating activities	1,144.3	669.8
Cash flows from investing activities
Capital expenditures	(162.8)	(202.6)
Investments in unconsolidated affiliates	(49.8)	(32.9)
Purchases of held-to-maturity investments (Note 5)	(43.2)	(36.3)
Proceeds from held-to-maturity investments (Note 5)	54.2	50.4
Purchases of available-for-sale investments (Note 5)	(2,265.2)	(518.8)
Proceeds from available-for-sale investments (Note 5)	2,109.4	539.1
Investments in intangible assets	—	(25.4)
Payment for working capital adjustment and sale of product group (Note 4)	(36.3)	3,927.4
Business combinations, net of cash	—	(763.6)
Payment for acquisition options	(19.6)	(16.2)
Issuances of notes receivable	(93.4)	(28.0)
Other	(7.9)	(3.5)
Net cash (used in) provided by investing activities	(514.6)	2,889.6
Cash flows from financing activities
Purchases of treasury stock	(852.8)	(1,059.3)
Equity forward contract related to accelerated share repurchase agreement (Note 10)	—	(100.0)
Purchase of remaining noncontrolling interest in subsidiary (Note 6)	(233.7)	—
Proceeds from stock plans	141.8	150.9
Other	(0.7)	(3.2)
Net cash used in financing activities	(945.4)	(1,011.6)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	(48.3)	(12.4)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(364.0)	2,535.4
Cash, cash equivalents, and restricted cash at beginning of period	3,058.8	1,148.0
Cash, cash equivalents, and restricted cash at end of period (Note 2)	$2,694.8	$3,683.4
The accompanying notes are an integral part of these consolidated condensed financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions; unaudited)

	Common Stock		Treasury Stock
	Shares	Par Value	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Edwards Lifesciences Corporation Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
Balance at December 31, 2024	654.8	$654.8	66.2	$(6,192.3)	$2,613.4	$13,167.0	$(244.5)	$9,998.4	$64.5	$10,062.9
Net income						358.0		358.0	(1.6)	356.4
Other comprehensive loss, net of tax							(10.0)	(10.0)		(10.0)
Common stock issued under stock plans and other	1.1	1.1			49.6			50.7		50.7
Stock-based compensation expense					40.2			40.2		40.2
Purchases of treasury stock			3.5	(258.6)	(50.0)			(308.6)		(308.6)
Balance at March 31, 2025	655.9	$655.9	69.7	$(6,450.9)	$2,653.2	$13,525.0	$(254.5)	$10,128.7	$62.9	$10,191.6
Net income						333.2		333.2	(1.7)	331.5
Other comprehensive loss, net of tax							(9.6)	(9.6)		(9.6)
Common stock issued under stock plans and other	1.7	1.7			59.3			61.0		61.0
Stock-based compensation expense					37.5			37.5		37.5
Purchases of treasury stock			—	(5.5)				(5.5)		(5.5)
Balance at June 30, 2025	657.6	$657.6	69.7	$(6,456.4)	$2,750.0	$13,858.2	$(264.1)	$10,545.3	$61.2	$10,606.5
Net income						291.1		291.1	(0.8)	290.3
Other comprehensive income, net of tax							13.7	13.7		13.7
Common stock issued under stock plans and other	0.6	0.6			29.5			30.1		30.1
Stock-based compensation expense					41.2			41.2		41.2
Purchases of treasury stock			7.8	(593.1)	50.0			(543.1)		(543.1)
Purchase of noncontrolling interest					(173.3)			(173.3)	(60.4)	(233.7)
Balance at September 30, 2025	658.2	$658.2	77.5	$(7,049.5)	$2,697.4	$14,149.3	$(250.4)	$10,205.0	$—	$10,205.0
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

1. BASIS OF PRESENTATION

The accompanying interim consolidated condensed financial statements and related disclosures have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and should be read in conjunction with the consolidated financial statements and notes included in Edwards Lifesciences' Annual Report on Form 10-K for the year ended December 31, 2024. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted. Certain reclassifications have been made to prior period financial statements to conform to classifications used in the current period.

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

On September 3, 2024, the Company sold its Critical Care product group (“Critical Care”). The historical results of Critical Care are reflected as discontinued operations in the Company's consolidated condensed financial statements through the date of disposition. In addition, as a next step in the Company's disposal plan to exit businesses that are not focused on implantable medical innovations for structural heart disease, the historical results of a small non-core product group that the Company planned to sell are also included in discontinued operations for all periods presented. Unless otherwise indicated, the information in the notes to the consolidated condensed financial statements refer only to Edwards Lifesciences' continuing operations. For more information, see Note 4.

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

There have been no material changes to the Company's significant accounting policies from those described in Note 2 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

New Accounting Standards Not Yet Adopted

In September 2025, the Financial Accounting Standards Board (“FASB”) issued accounting guidance on derivatives and hedging and revenue from contracts with customers. The amendment provides clarity on application of derivative accounting to contracts with features based on operations or activities of one of the parties to the contract and the diversity in accounting for share-based noncash consideration from a customer that is consideration for the transfer of goods and services. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within those periods and can be applied on a prospective or modified retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact the guidance will have on its consolidated financial statements.

In September 2025, the FASB issued accounting guidance on Internal-Use Software related to accounting for internal-use software costs. The amendment in this update improve the operability of the guidance by clarifying the criteria for capitalization, which begins when both of the following occur: (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. The guidance is effective for fiscal years beginning after December 15, 2027, and interim periods within those periods. Early adoption is permitted. The guidance can be applied on a fully prospective basis, a modified basis for in-process projects, or a full retrospective basis. The Company is currently evaluating the impact the guidance will have on its consolidated financial statements.

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

2. OTHER CONSOLIDATED FINANCIAL STATEMENT DETAILS

Composition of Certain Financial Statement Captions
(in millions)

Components of selected captions in the consolidated condensed balance sheets consisted of the following:

	September 30, 2025	December 31, 2024
Inventories
Raw materials	$222.8	$241.1
Work in process	275.9	236.2
Finished products	642.2	609.4
	$1,140.9	$1,086.7

At September 30, 2025 and December 31, 2024, $216.3 million and $181.7 million, respectively, of the Company's finished products inventories were held on consignment.

	September 30, 2025	December 31, 2024
Other assets
Tax receivable (Note 14)	$303.9	$293.9
Notes and other receivables	227.3	129.3
Acquisition options	129.9	147.1
Long-term prepaid royalties	95.7	101.6
Fair value of derivatives	5.1	34.7
Other long-term assets	22.9	15.0
	$784.8	$721.6

Accrued and other liabilities
Employee compensation and withholdings	$437.4	$358.6
Accrued rebates	158.2	139.3
Taxes payable	129.5	286.6
Legal and insurance accrual	104.9	26.8
Property, payroll, and other taxes	93.5	88.1
Liability under transition services agreement	84.4	—
Research and development accruals	75.3	74.1
Litigation settlement	64.8	73.8
Fair value of derivatives	34.5	8.3
Unfavorable contract liability	33.2	53.7
Accrued professional services	21.2	20.1
Accrued realignment reserves	19.6	27.4
Accrued marketing expenses	17.7	13.8
Accrued relocation costs	15.3	15.4
Other accrued liabilities	104.4	96.4
	$1,393.9	$1,282.4

Supplemental Cash Flow Information
(in millions)

	Nine Months Ended September 30,
	2025	2024
Cash paid during the year for:
Income taxes (a) (Note 14)	$458.0	$633.8
Amounts included in the measurement of operating lease liabilities	$21.9	$21.0
Non-cash investing and financing transactions:
Right-of-use assets obtained in exchange for new lease liabilities	$13.3	$38.9
Capital expenditures accruals	$30.6	$22.9
______________________________________
(a)     Includes $29.7 million of cash paid for income taxes from discontinued operations for the nine months ended September 30, 2024. No cash was paid for income taxes from discontinued operations for the nine months ended September 30, 2025.

Cash, Cash Equivalents, and Restricted Cash
(in millions)

	September 30, 2025	December 31, 2024
Continuing operations
Cash and cash equivalents	$2,685.6	$3,045.2
Restricted cash included in other current assets	0.7	3.2
Restricted cash included in other assets	1.0	0.8
Total	$2,687.3	$3,049.2
Discontinued operations
Cash and cash equivalents	$7.5	$9.6
Total	$7.5	$9.6
Total cash, cash equivalents, and restricted cash	$2,694.8	$3,058.8

Amounts included in restricted cash primarily represent funds placed in escrow related to litigation.

Intangible Assets

In August 2025, the Company recorded a $40.0 million charge related to the full impairment of certain developed technology assets due to management’s determination that the assets are no longer expected to generate future economic benefit. The impairment was recognized in Intangible Assets Impairment Charges within operating income on the consolidated condensed statement of operations during the three and nine months ended September 30, 2025. There were no intangible assets impairment charges recognized during the three and nine months ended September 30, 2024.

3. RESTRUCTURING CHARGES AND SEPARATION COSTS

In September 2024, the Company recorded an expense of $32.9 million related primarily to severance expenses associated with a global workforce realignment impacting approximately 2% of the Company's employees. The following table presents details of the restructuring liability, which is included in Accrued and Other Liabilities (in millions):

Restructuring Liability
Balance at December 31, 2024	$20.1
Payments	(13.5)
Balance at September 30, 2025	$6.6

The Company's remaining severance obligations are expected to be substantially paid by the end of 2025.

In the three and nine months ended September 30, 2025, the Company recorded expenses of $0.1 million and $8.5 million, respectively, primarily related to costs incurred for professional advisory services associated with the sale of Critical Care. For further information, see Note 4.

4. DISCONTINUED OPERATIONS

On June 3, 2024, the Company entered into a definitive agreement to sell Critical Care to Becton, Dickinson and Company (“BD”), and the sale was completed on September 3, 2024. In addition, as a next step in the Company's disposal plan to exit businesses that are not focused on implantable medical innovations for structural heart disease, the Company had committed to a plan to sell a non-core product group, with the sale expected to be completed in the fourth quarter of 2025.

Critical Care and the aforementioned non-core product group (collectively, the “discontinued product groups”) were historically reported in each of the Company's segments (United States, Europe, Japan, and Rest of World).

The Company concluded that the Critical Care product group met the criteria to be classified as held-for-sale in June 2024 and that the non-core product group met the criteria to be classified as held-for-sale in September 2024. For more information, see Note 16. The Company determined that, when considered together, the conditions for discontinued operations presentation had been met with respect to the discontinued product groups. A component of an entity is reported in discontinued operations after meeting the criteria for held-for-sale classification if the disposition represents a strategic shift that has (or will have) a major effect on the entity's operations and financial results. The Company analyzed the quantitative and qualitative factors relevant to the discontinued product groups, including their significance to the Company’s overall net income and total assets, and determined that those conditions for discontinued operations presentation had been met. As such, the historical financial condition and results of the discontinued product groups have been reflected as discontinued operations in the Company's consolidated condensed financial statements. The assets and liabilities associated with the discontinued product groups are classified as assets and liabilities of discontinued operations in the Company's consolidated condensed balance sheets. Prior period amounts have been adjusted to reflect the discontinued operations presentation.

In connection with the sale of Critical Care, the Company entered into a Transition Services Agreement (“TSA”) to provide certain support services for up to 36 months from the closing date of the sale (with certain extension rights as provided therein). These support services may be in the areas of accounting, information technology, human resources, quality assurance, regulatory affairs, customer support, and global supply chain, among others. In connection with the TSA, the Company recorded an unfavorable contract liability of $115.1 million, which will be recognized over the TSA term. As of September 30, 2025, the remaining unfavorable contract liability was $47.1 million, included in Accrued and Other Liabilities and Other Liabilities.

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

As of September 30, 2025, the Company had a net payable of approximately $84.4 million to BD related to the services under the agreements. The Company recorded income from the TSA of $12.7 million and $50.5 million, respectively, during the three and nine months ended September 30, 2025, which is recorded in Other Operating (Income) Expense, net on the Company's consolidated condensed statements of operations.

During the nine months ended September 30, 2025, the Company paid BD $36.3 million for certain working capital adjustments in connection with the sale of Critical Care.

Details of Income from Discontinued Operations are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$15.9	$177.2	$49.2	$708.4
Cost of sales	9.2	65.4	29.1	265.1
Gross profit	6.7	111.8	20.1	443.3
Selling, general, and administrative expenses	5.9	40.9	16.9	163.2
Research and development expenses	1.4	21.4	3.9	81.3
Separation costs	1.9	81.5	12.4	202.5
Operating loss, net	(2.5)	(32.0)	(13.1)	(3.7)
Other non-operating (income) expense, net	—	(3,338.9)	3.2	(3,337.5)
(Loss) income from discontinued operations before provision for income taxes	(2.5)	3,306.9	(16.3)	3,333.8
(Benefit) provision from income taxes from discontinued operations	(0.5)	599.6	(2.7)	599.4
(Loss) income from discontinued operations, net of tax	$(2.0)	$2,707.3	$(13.6)	$2,734.4

Separation costs related primarily to consulting, legal, tax, and other professional advisory services associated with the sale of Critical Care and non-core product group.

Details of assets and liabilities of discontinued operations are as follows (in millions):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$7.5	$9.6
Accounts receivable, net of allowances	10.8	—
Inventories	13.3	15.1
Prepaid expenses	3.0	2.1
Total current assets of discontinued operations	$34.6	$26.8
Property, plant, and equipment, net	$6.8	$3.4
Operating lease right-of-use assets	0.5	—
Goodwill	7.5	7.4
Total non-current assets of discontinued operations	$14.8	$10.8
Accrued and other liabilities	$2.0	$2.0
Operating lease liabilities	0.3	—
Total current liabilities of discontinued operations	$2.3	$2.0
Operating lease liabilities	0.2	—
Total non-current liabilities of discontinued operations	$0.2	$—

Cash flows attributable to the Company's discontinued operations are included in the Company's consolidated condensed statements of cash flows. Significant non-cash operating and investing activities attributable to discontinued operations consisted of the following (in millions):

	Nine Months Ended September 30,
	2025	2024
Depreciation and amortization	$—	$12.1
Stock-based compensation	$0.2	$16.7
Inventory reserves and write offs	$—	$8.2
Capital expenditures	$3.5	$16.4

5. INVESTMENTS

Debt Securities

Investments in debt securities at the end of each period were as follows (in millions):

	September 30, 2025				December 31, 2024
Held-to-maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Bank time deposits	$46.8	$—	$—	$46.8	$57.9	$—	$—	$57.9

Available-for-sale
Bank time deposits	$—	$—	$—	$—	$13.9	$—	$—	$13.9
Commercial paper	563.8	—	—	563.8	236.5	—	—	236.5
U.S. government and agency securities	380.7	0.1	(0.5)	380.3	238.1	0.1	(1.1)	237.1
Asset-backed securities	45.0	—	(0.8)	44.2	70.2	—	(1.4)	68.8
Corporate debt securities	188.7	0.1	(0.7)	188.1	465.0	0.1	(2.8)	462.3
Municipal securities	—	—	—	—	2.7	—	—	2.7
Total	$1,178.2	$0.2	$(2.0)	$1,176.4	$1,026.4	$0.2	$(5.3)	$1,021.3
The cost and fair value of investments in debt securities, by contractual maturity, as of September 30, 2025, were as follows (in millions):

	Held-to-Maturity		Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$46.8	$46.8	$1,110.0	$1,109.5
Due after 1 year through 5 years	—	—	11.1	11.0
Instruments not due at a single maturity date (a)	—	—	57.1	55.9
	$46.8	$46.8	$1,178.2	$1,176.4
_______________________________________
(a)     Consists of mortgage-backed and asset-backed securities.
Actual maturities may differ from the contractual maturities due to call or prepayment rights.
The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of September 30, 2025 and December 31, 2024, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	September 30, 2025
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$—	$—	$12.7	$(0.5)	$12.7	$(0.5)
Asset-backed securities	11.3	(0.1)	29.7	(0.7)	41.0	(0.8)
Corporate debt securities	—	—	48.0	(0.7)	48.0	(0.7)
	$11.3	$(0.1)	$90.4	$(1.9)	$101.7	$(2.0)

	December 31, 2024
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$—	$—	$19.9	$(1.1)	$19.9	$(1.1)
Asset-backed securities	8.4	(0.1)	53.3	(1.3)	61.7	(1.4)
Corporate debt securities	—	—	141.0	(2.8)	141.0	(2.8)
	$8.4	$(0.1)	$214.2	$(5.2)	$222.6	$(5.3)

The Company reviews its investments in debt securities to determine if there has been an other-than-temporary decline in fair value. Consideration is given to (1) the financial condition and near-term prospects of the issuer, including the credit quality of the security's issuer, (2) the Company's intent to sell the security, and (3) whether it is more likely than not the Company will have to sell the security before recovery of its amortized cost. The unrealized losses on the debt securities were largely due to changes in interest rates, not credit quality, and as of September 30, 2025, the Company did not intend to sell the securities, and it was not more likely than not that it would be required to sell the securities before recovery of the unrealized losses, and, therefore, the unrealized losses are considered temporary.

Investments in Unconsolidated Entities

The Company has a number of equity investments in unconsolidated entities. These investments are recorded in Long-term Investments on the consolidated condensed balance sheets, and are as follows (in millions):

	September 30, 2025	December 31, 2024
Equity method investments
Carrying value of equity method investments	$34.0	$34.8
Equity securities
Carrying value of marketable equity securities	6.1	5.5
Carrying value of non-marketable equity securities	167.8	119.1
Total investments in unconsolidated entities	$207.9	$159.4

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

Marketable equity securities consist of investments with readily determinable fair values over which the Company does not own a controlling interest or exercise significant influence. Non-marketable equity securities consist of investments in privately held companies without readily determinable fair values and are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. As of September 30, 2025, the Company recorded cumulative upward adjustments of $9.4 million based on observable price changes and cumulative downward adjustments of $7.0 million due to impairments and observable price changes.

During the three and nine months ended September 30, 2025, the gross realized gains or losses from sales of available-for-sale investments were not material.

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

Purchase of noncontrolling interest

In February 2023, the Company acquired a majority equity interest in Vectorious Medical Technologies (“Vectorious”) pursuant to a preferred stock purchase agreement, and amended and restated a previous option agreement to acquire the remaining equity interest. Edwards concluded that it was the primary beneficiary and consolidated Vectorious. During the three months ended September 30, 2025, the Company acquired the remaining noncontrolling interest of Vectorious for $233.7 million, increasing the Company's total ownership from 61% to 100%. The acquisition was accounted for as an equity transaction as there was no change in control. The carrying value of the noncontrolling interest at the acquisition date was $60.4 million. The difference between the fair value of consideration paid and the carrying value was recognized as an adjustment to additional paid-in capital of $173.3 million. No gain or loss was recognized in the consolidated condensed statements of operations.

The effects of changes in the Company's ownership interest on the Company's stockholders' equity are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income attributable to Edwards Lifesciences Corporation	$291.1	$3,070.8	$982.3	$3,789.0
Transfer to the noncontrolling interest:
Decrease in additional paid-in capital for purchase of noncontrolling interest	(173.3)	—	(173.3)	—
Transfer to the noncontrolling interest	(173.3)	—	(173.3)	—
Change from net income attributable to Edwards Lifesciences Corporation and transfer to noncontrolling interest	$117.8	$3,070.8	$809.0	$3,789.0

Unconsolidated VIEs

Edwards has relationships with various VIEs that it does not consolidate as Edwards lacks the power to direct the activities that significantly impact the economic success of these entities.

In July 2024, the Company entered into an Agreement and Plan of Merger (“the Agreement”) to acquire JenaValve Technology, Inc. (“JenaValve”). Concurrently, the Company entered into a Promissory Note agreement (the “Promissory Note”) to loan JenaValve up to $75.0 million. The Promissory Note includes an automatic funding extension clause whereby the Company will continue to fund up to an additional $30.0 million through January 23, 2026, provided that the Agreement remains in effect and has not been terminated or expired. As of September 30, 2025 and December 31, 2024, the Company had advanced $75.0 million and $15.0 million, respectively, under the Promissory Note (included in Other Assets on the consolidated condensed balance sheets). The Agreement includes certain termination clauses under which, if the Agreement is terminated under specified circumstances, the Company will be required to forgive the outstanding Promissory Note as of the termination date and invest in a $45.0 million convertible promissory note as a termination loan. On August 6, 2025, the United States Federal Trade Commission moved to block the proposed acquisition of JenaValve, alleging anticompetitive concerns. The Company intends to continue to pursue regulatory approval of the acquisition and estimates a final determination by the court regarding such acquisition by the end of the first quarter of 2026. In October 2025, the Company advanced an additional $7.5 million under the Promissory Note.

In August 2022, the Company entered into an option agreement with a medical device company. Under the option agreement, the Company paid $47.1 million for an option to acquire the medical device company, which was included in Other Assets on the consolidated balance sheets as of December 31, 2024. In June 2025, the Company decided not to exercise its option to acquire the medical device company due to slower than anticipated progress by the medical device company toward achieving commercialization of the product. As a result, the Company recognized a $47.1 million loss on impairment, included in Loss on Impairment within non-operating income on the consolidated condensed statement of operations. During the three months ended September 30, 2025, the

Company entered into a simple agreement for future equity where it invested $10.0 million in the medical device company’s stock (included in Other Assets).

In April 2021, the Company entered into a promissory note agreement, a preferred stock purchase agreement, and an option agreement with a privately-held medical device company (the “Investee”). The secured promissory note provides for borrowings up to $45.0 million. In April 2025, the Company invested $1.8 million in the Investee's preferred equity securities and $4.0 million for the option to acquire the Investee. In August 2025, the Company invested an additional $1.2 million in the Investee’s preferred equity securities and $2.6 million for the option to acquire the Investee. At both September 30, 2025 and December 31, 2024, the Company had advanced a total of $45.0 million under the promissory note (included in Other Assets). As of September 30, 2025 and December 31, 2024, the Company had invested $45.8 million and $42.8 million, respectively, in the Investee's preferred equity securities (included in Long-term Investments) and had paid $27.5 million and $20.9 million, respectively, for an option to acquire the Investee (included in Other Assets). In October 2025, the Company advanced an additional $15.0 million under the promissory note.

In December 2024, the Company entered into an option agreement and an amended preferred stock purchase agreement with a medical technology company. The Company had previously made an investment in preferred equity securities of the medical technology company under a prior preferred stock purchase agreement in 2021. Under the agreements, the Company paid $30.0 million in December 2024 for an option to acquire the medical technology company. The Company had invested $20.0 million in the preferred equity securities as of December 31, 2024. In addition, in May 2025, under the terms of the agreements, the Company paid an additional $10.0 million for the option and invested $15.0 million in the medical technology company’s preferred equity securities upon the medical technology company’s achievement of a pre-defined milestone. The Company also agreed to loan the medical technology company up to $40.0 million upon the medical technology company's achievement of certain milestones. As of September 30, 2025 and December 31, 2024, the Company had invested $35.0 million and $20.0 million, respectively, in the medical technology company's preferred equity securities (included in Long-term Investments), and $40.0 million and $30.0 million, respectively, in the option to acquire the medical technology company (included in Other Assets).

In February 2019, the Company entered into a warrant agreement with a medical device company and paid $35.0 million for an option to acquire the medical device company. In June 2022, the Company entered into a convertible promissory note with the medical device company. Under the convertible promissory note agreement, the Company agreed to loan the medical device company up to $47.5 million. In June 2025, the Company entered into a new convertible promissory note agreement to loan the medical device company up to $30.0 million and amended its warrant agreement to provide the Company with the option to extend the warrant right period for consideration of $16.5 million. As of September 30, 2025 and December 31, 2024, the Company had advanced $77.5 million and $47.5 million, respectively, under the promissory notes (included in Other Assets). The $35.0 million for the option was included in Other Assets as of both September 30, 2025 and December 31, 2024.

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

The consolidated condensed financial statements include financial instruments for which the fair market value of such instruments may differ from amounts reflected on a historical cost basis. Financial instruments of the Company consist of cash deposits, accounts and other receivables, investments, accounts payable, certain accrued liabilities, and borrowings under a revolving credit agreement. The carrying value of these financial instruments generally approximates fair value due to their short-term nature. Financial instruments also include notes payable. As of September 30, 2025, the fair value of the notes payable, based on Level 2 inputs, was $602.2 million.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company's financial instruments which are measured at fair value on a recurring basis (in millions):

September 30, 2025	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$840.0	$1,364.9	$—	$2,204.9
Available-for-sale investments:
Corporate debt securities	—	188.1	—	188.1
Asset-backed securities	—	44.2	—	44.2
U.S. government and agency securities	—	380.3	—	380.3
Commercial paper	—	563.8	—	563.8
Equity investments in unconsolidated entities	6.1	—	—	6.1
Investments held for deferred compensation plans	162.1	—	—	162.1
Derivatives	—	15.2	—	15.2
	$1,008.2	$2,556.5	$—	$3,564.7
Liabilities
Derivatives	$—	$35.7	$—	$35.7
Contingent consideration liabilities	—	—	2.0	2.0
Other	—	—	6.1	6.1
	$—	$35.7	$8.1	$43.8
December 31, 2024
Assets
Cash equivalents	$1,394.4	$985.5	$—	$2,379.9
Available-for-sale investments:
Bank time deposits	—	13.9	—	13.9
Corporate debt securities	—	462.3	—	462.3
Asset-backed securities	—	68.8	—	68.8
U.S. government and agency securities	—	237.1	—	237.1
Commercial paper	—	236.5	—	236.5
Municipal securities	—	2.7	—	2.7
Equity investments in unconsolidated entities	5.5	—	—	5.5
Investments held for deferred compensation plans	146.6	—	—	146.6
Derivatives	—	82.1	—	82.1
	$1,546.5	$2,088.9	$—	$3,635.4
Liabilities
Derivatives	$—	$8.2	$—	$8.2
Contingent consideration liabilities	—	—	16.5	16.5
Other	—	—	5.0	5.0
	$—	$8.2	$21.5	$29.7

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

Contingent Consideration Liabilities

Certain of the Company's acquisitions involve contingent consideration arrangements. Payment of additional consideration is contingent upon the acquired company reaching certain performance milestones, such as attaining specified sales levels or obtaining regulatory approvals. These contingent consideration liabilities are measured at estimated fair value using either a probability weighted discounted cash flow analysis or a Monte Carlo simulation model, both of which consider significant unobservable inputs. These inputs include (1) the discount rate used to calculate the present value of the projected cash flows (ranging from 3.6% to 11.6%; with a weighted average of 11.4%), (2) the probability of milestone achievement (ranging from 0% to 60%; with a weighted average of 60%), (3) the projected payment dates (ranging from 2028 to 2032; with a weighted average of 2032), and (4) the volatility of future revenue (25%). The weighted average of each of the above inputs was determined based on the relative fair value of each obligation. The use of different assumptions could have a material effect on the estimated fair value amounts.

During the three and nine months ended September 30, 2025, the Company recorded $12.5 million for change in fair value of contingent consideration due to changes in projected probabilities of milestone achievements.

The following tables summarize the changes in fair value of Level 3 financial instruments measured at fair value on a recurring basis (in millions):

	Contingent Consideration	Other	Total
Balance at December 31, 2024	$16.5	$5.0	$21.5
Payments	(2.0)	—	(2.0)
Changes in fair value	(12.5)	1.1	(11.4)
Balance at September 30, 2025	$2.0	$6.1	$8.1

	Contingent Consideration	Other	Total
Balance at December 31, 2023	$—	$10.3	$10.3
Additions	3.8	—	3.8
Changes in fair value	—	(5.3)	(5.3)
Balance at September 30, 2024	$3.8	$5.0	$8.8

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses derivative financial instruments to manage its currency exchange rate risk and interest rate risk as summarized below. Notional amounts are stated in United States dollar equivalents at spot exchange rates at the respective dates. The Company does not enter into these arrangements for trading or speculation purposes.

	Notional Amount
	September 30, 2025	December 31, 2024
	(in millions)
Foreign currency forward exchange contracts	$2,059.3	$1,926.9
Cross-currency swap contracts	300.0	300.0

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

The Company uses foreign currency forward exchange contracts and cross-currency swap contracts to manage its exposure to changes in currency exchange rates from (a) future cash flows associated with intercompany transactions and certain local currency expenses expected to occur within 1.5 years (designated as cash flow hedges), (b) its net investment in certain foreign subsidiaries (designated as net investment hedges) and (c) foreign currency denominated assets or liabilities (designated as fair value hedges). The Company also uses foreign currency forward exchange contracts that are not designated as hedging instruments to offset the transaction gains and losses associated with revaluation of certain assets and liabilities denominated in currencies other than their functional currencies (resulting principally from intercompany and foreign currency transactions).

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

The following table presents the location and fair value amounts of derivative instruments reported in the consolidated condensed balance sheets (in millions):

		Fair Value
Derivatives designated as hedging instruments	Balance Sheet Location	September 30, 2025	December 31, 2024
Assets
Foreign currency contracts	Other current assets	$10.1	$47.4
Foreign currency contracts	Other assets	$1.5	$—
Cross-currency swap contracts	Other assets	$3.6	$34.7
Liabilities
Foreign currency contracts	Accrued and other liabilities	$34.5	$6.4
Foreign currency contracts	Other liabilities	$1.2	$—
Derivatives not designated as hedging instruments
Liabilities
Foreign currency contracts	Accrued and other liabilities	$—	$1.8

The following table presents the effect of master-netting agreements and rights of offset on the consolidated condensed balance sheets (in millions):

				Gross Amounts Not Offset in the Consolidated Balance Sheet
		Gross Amounts Offset in the Consolidated Balance Sheet
			Net Amounts Presented in the Consolidated Balance Sheet
September 30, 2025	Gross Amounts			Financial Instruments	Cash Collateral Received	Net Amount
Derivative assets
Foreign currency contracts	$11.6	$—	$11.6	$(5.8)	$—	$5.8
Cross-currency swap contracts	$3.6	$—	$3.6	$—	$—	$3.6
Derivative liabilities
Foreign currency contracts	$35.7	$—	$35.7	$(5.8)	$—	$29.9
December 31, 2024
Derivative assets
Foreign currency contracts	$47.4	$—	$47.4	$(5.4)	$—	$42.0
Cross-currency swap contracts	$34.7	$—	$34.7	$—	$—	$34.7
Derivative liabilities
Foreign currency contracts	$8.2	$—	$8.2	$(5.4)	$—	$2.8
The following table presents the effect of derivative and non-derivative hedging instruments on the consolidated condensed statements of operations and consolidated condensed statements of comprehensive income (in millions):

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,

	2025	2024	2025	2024
Cash flow hedges
Foreign currency contracts	$19.7	$(40.9)	$(69.7)	$17.0
Net investment hedges
Cross-currency swap contracts	$1.5	$(8.7)	$(31.1)	$(1.6)

The cross-currency swap contracts have an expiration date of June 15, 2028. At the maturity of the cross-currency swap contracts, the Company will deliver the notional amount of €257.2 million and will receive $300.0 million from the counterparties. The Company receives semi-annual interest payments from the counterparties based on a fixed interest rate until maturity of the agreements.

The following tables present the effect of derivative instruments on the consolidated condensed statements of operations (in millions):

	Location and Amount of Gain or (Loss) Recognized in Income
	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Cost of sales	Interest income, net	Other non-operating income, net	Cost of sales	Interest income, net	Other non-operating income, net
Total amounts presented in the consolidated condensed statements of operations	$(345.2)	$38.6	$2.7	$(991.2)	$112.5	$4.0
The effects of cash flow hedges:
Foreign currency contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive loss into income	$(8.0)	$—	$—	$13.1	$—	$—
The effects of net investment hedges:
Cross currency swap contracts:
Amount excluded from effectiveness testing	$—	$1.6	$—	$—	$4.8	$—
The effects of non-designated hedges:
Foreign currency contracts	$—	$—	$0.8	$—	$—	$(3.7)

	Location and Amount of Gain or (Loss) Recognized in Income
	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Cost of sales	Interest income, net	Other non-operating income, net	Cost of sales	Interest income, net	Other non-operating income, net
Total amounts presented in the consolidated condensed statements of operations	$(262.9)	$24.3	$27.9	$(825.3)	$56.3	$35.6
The effects of fair value hedges:
Foreign currency contracts:
Hedged items	$—	$—	$—	$—	$—	$(4.0)
Derivatives designated as hedging instruments	$—	$—	$—	$—	$—	$4.0
Amount excluded from effectiveness testing (amortized)	$—	$—	$—	$—	$—	$0.8
The effects of cash flow hedges:
Foreign currency contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive loss into income	$17.0	$—	$—	$31.9	$—	$—
The effects of net investment hedges:
Cross currency swap contracts:
Amount excluded from effectiveness testing	$—	$1.6	$—	$—	$5.1	$—
The effects of non-designated hedges:
Foreign currency contracts	$—	$—	$(29.6)	$—	$—	$3.7

The Company expects that during the next twelve months it will reclassify to earnings a $7.1 million loss currently recorded in Accumulated Other Comprehensive Loss.

9. STOCK-BASED COMPENSATION

Stock-based compensation expense related to awards issued under the Company's incentive compensation plans for the three and nine months ended September 30, 2025 and 2024 was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of sales	$7.4	$6.1	$22.2	$20.8
Selling, general, and administrative expenses	23.4	20.4	65.8	62.4
Research and development expenses	10.3	8.7	30.7	28.3
Total stock-based compensation expense	41.1	35.2	118.7	111.5
Income tax benefit	(7.8)	(6.0)	(20.4)	(17.5)
Total stock-based compensation expense, net of tax	$33.3	$29.2	$98.3	$94.0

At September 30, 2025, the total remaining compensation cost related to nonvested stock options, restricted stock units, market-based restricted stock units, and employee stock purchase plan (“ESPP”) subscription awards amounted to $324.1 million, which will be amortized on a straight-line basis over each award's requisite service period. The weighted-average remaining requisite service period is 31 months.

On May 8, 2025, the Company’s stockholders approved the amendment and restatement of the Company’s 2001 Employee Stock Purchase Plan for United States and international employees to (1) increase the total number of shares of the Company’s common stock available for issuance to the Company’s United States employees by 4.2 million shares to a new total share limit of 43.8 million shares, and (2) increase the total number of shares of the Company’s common stock available for issuance to the Company’s international employees by 1.5 million shares to a new total share limit of 12.3 million shares.

During the nine months ended September 30, 2025, the Company granted 1.8 million stock options at a weighted-average exercise price per share of $74.78 and 1.6 million restricted stock units at a weighted-average grant-date fair value per share of $75.01. During the nine months ended September 30, 2025, the Company also granted 0.1 million market-based restricted stock units at a weighted-average grant-date fair value per share of $89.94. The market-based restricted stock units granted during the nine months ended September 30, 2025 vest based on a combination of certain service and market conditions. The actual number of shares issued will be determined based on the Company's total shareholder return relative to a selected industry peer group over a three-year performance period and may range from 0% to 175% of the target number of shares granted.

Fair Value Disclosures

The fair value of market-based restricted stock units was determined using a Monte Carlo simulation model, which uses multiple input variables to determine the probability of satisfying the market condition requirements. The weighted-average assumptions used to determine the fair value of the market-based restricted stock units granted during the nine months ended September 30, 2025 and 2024 included a risk-free interest rate of 3.8% and 4.5%, respectively, and an expected volatility rate of 37.9% and 32.4%, respectively.

The following table includes the weighted-average grant-date fair values of stock options granted during the periods indicated and the related weighted-average assumptions used in the Black-Scholes option pricing model:

Option Awards	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Risk-free interest rate	3.8%	4.2%	4.0%	4.5%
Expected dividend yield	None	None	None	None
Expected volatility	33.9%	31.0%	34.1%	30.9%
Expected term (years)	5.6	5.5	5.2	5.3
Fair value, per option	$30.24	$32.15	$28.26	$31.30
The following table includes the weighted-average grant-date fair values for ESPP subscriptions granted during the periods indicated and the related weighted-average assumptions used in the Black-Scholes option pricing model:

ESPP	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Risk-free interest rate	4.2%	5.3%	4.3%	5.2%
Expected dividend yield	None	None	None	None
Expected volatility	34.5%	29.5%	30.8%	33.5%
Expected term (years)	0.6	0.6	0.6	0.6
Fair value, per share	$20.73	$16.51	$18.81	$25.01

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

		Initial Delivery			Final Settlement
Agreement Date	Amount Paid	Shares Received	Price per Share	Value of Shares as % of Contract Value	Settlement Date	Total Shares Received	Average Price per Share
April 2024	$150.0	1.4	$85.95	80%	May 2024	1.7	$86.72
August 2024	$500.0	5.8	$68.93	80%	December 2024	7.5	$66.60
February 2025	$250.0	2.6	$76.00	80%	July 2025	3.5	$71.06
August 2025	$500.0	5.1	$78.30	80%	September 2025	6.3	$79.05

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

11. COMMITMENTS AND CONTINGENCIES

On September 28, 2021, Aortic Innovations LLC, a non-practicing entity (“Plaintiff”), filed a lawsuit against Edwards Lifesciences Corporation and certain of its subsidiaries (“Edwards”) in the United States District Court for the District of Delaware alleging that Edwards’ SAPIEN 3 Ultra product infringes certain of its patents. Edwards obtained a judgment of non-infringement, which Plaintiff appealed, and argument was held before the U.S. Court of Appeals for the Federal Circuit on June 2, 2025. On October 27, 2025, the Federal Circuit affirmed the district court’s claim construction in favor of the Company. Plaintiff’s remaining claims were reassigned to Judge Noreika (Case No. 23-cv-00158) on June 18, 2025 and are proceeding. The Company cannot predict the outcome of the litigation or the potential impact on its financial statements. The Company is vigorously defending itself in this litigation.

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

On October 14, 2024, a purported stockholder of Edwards filed a putative securities class action (the “Securities Class Action”) complaint against the Company and certain of its executive officers in the United States District Court for the Central District of California, captioned Patel v. Edwards Lifesciences Corporation, et al., No. 24-cv-02221. The complaint alleges violations of various securities laws based on alleged false or misleading statements regarding our business prospects. The complaint seeks damages, interest, costs and other fees. On September 17, 2025, the Court held a hearing on the Company’s Motion to Dismiss, and on September 19, 2025, the Court granted in part and denied in part the motion.

On December 31, 2024, Plaintiff Manh Ho filed a shareholder derivative action in the United States District Court for the Central District of California, captioned Ho v. Zovighian, et al., Case No. 8:24-cv-02822, purportedly on behalf of Edwards against certain of its officers and directors for alleged violations of federal securities laws, breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets (the “Ho Action”). On January 17, 2025, Plaintiff Barbara Sheridan filed a different shareholder derivative action in the United States District Court for the Central District of California, Sheridan v. Zovighian, et al., Case No. 8:25-cv-00097, purportedly on behalf of Edwards against certain of its officers and directors for similar alleged violations (the “Sheridan Action”). Both the Ho Action and the Sheridan Action are based on the same facts as the Securities Class Action. On April 10, 2025, the Court consolidated the Ho Action and the Sheridan Action. The Company cannot predict the outcome of the litigation or the potential impact on its financial statements. The Company intends to defend itself against the lawsuits vigorously.

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

As of September 30, 2025 and December 31, 2024, the Company has accrued an aggregate estimated liability of $85.5 million and $10.5 million, respectively, related to its outstanding legal proceedings within Accrued and Other Liabilities on the consolidated condensed balance sheets. The Company is not able to estimate the amount or range of any loss for legal contingencies related to outstanding legal proceedings for which there is no accrual or additional loss for matters for which an accrual has been taken.

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

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables summarize the activity for each component of Accumulated Other Comprehensive Loss (in millions):

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Hedges	Unrealized Loss on Available-for-sale Investments	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
December 31, 2024	$(274.1)	$37.7	$(4.0)	$(4.1)	$(244.5)
Other comprehensive income (loss) before reclassifications	16.1	(27.6)	18.3	0.1	6.9
Amounts reclassified from accumulated other comprehensive loss	(1.7)	(10.2)	(17.0)	—	(28.9)
Deferred income tax benefit (expense)	2.0	10.2	(0.2)	—	12.0
March 31, 2025	$(257.7)	$10.1	$(2.9)	$(4.0)	$(254.5)
Other comprehensive income (loss) before reclassifications	39.1	(61.8)	20.1	(0.1)	(2.7)
Amounts reclassified from accumulated other comprehensive loss	(1.5)	(10.9)	(19.0)	—	(31.4)
Deferred income tax benefit (expense)	6.0	18.8	(0.3)	—	24.5
June 30, 2025	$(214.1)	$(43.8)	$(2.1)	$(4.1)	$(264.1)
Other comprehensive (loss) income before reclassifications	(6.0)	19.7	22.8	0.2	36.7
Amounts reclassified from accumulated other comprehensive loss	(1.6)	8.0	(21.9)	—	(15.5)
Deferred income tax expense	(0.4)	(6.9)	(0.2)	—	(7.5)
September 30, 2025	$(222.1)	$(23.0)	$(1.4)	$(3.9)	$(250.4)

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Hedges	Unrealized Loss on Available-for-sale Investments	Unrealized Pension Costs	Total Accumulated Other Comprehensive Loss
December 31, 2023	$(214.5)	$0.7	$(24.8)	$(4.2)	$(242.8)
Other comprehensive (loss) income before reclassifications	(23.3)	43.4	7.0	0.4	27.5
Amounts reclassified from accumulated other comprehensive loss	(1.7)	(7.2)	2.5	—	(6.4)
Deferred income tax expense	(1.1)	(9.3)	(1.1)	(0.1)	(11.6)
March 31, 2024	$(240.6)	$27.6	$(16.4)	$(3.9)	$(233.3)
Other comprehensive income (loss) before reclassifications	3.4	21.8	4.2	(0.1)	29.3
Amounts reclassified from accumulated other comprehensive loss	(1.8)	(12.5)	1.0	—	(13.3)
Deferred income tax (expense) benefit	(0.6)	(2.4)	0.1	—	(2.9)
June 30, 2024	$(239.6)	$34.5	$(11.1)	$(4.0)	$(220.2)
Other comprehensive income (loss) before reclassifications	3.8	(41.0)	6.8	—	(30.4)
Amounts reclassified from accumulated other comprehensive loss	(1.6)	(17.0)	(0.8)	—	(19.4)
Deferred income tax benefit	2.1	15.3	0.1	—	17.5
September 30, 2024	$(235.3)	$(8.2)	$(5.0)	$(4.0)	$(252.5)

The following table provides information about amounts reclassified from Accumulated Other Comprehensive Loss (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
					Affected Line on Consolidated Condensed Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	2025	2024	2025	2024
Foreign currency translation adjustments	$1.6	$1.6	$4.8	$5.1	Other non-operating income, net
	(0.4)	(0.5)	(1.2)	(1.3)	Provision for income taxes
	$1.2	$1.1	$3.6	$3.8	Net of tax
(Loss) gain on hedges	$(8.0)	$17.0	$13.1	$31.9	Cost of sales
	—	—	—	4.8	Other non-operating income, net
	(8.0)	17.0	13.1	36.7	Total before tax
	2.0	(4.2)	(3.5)	(8.9)	Provision for income taxes
	$(6.0)	$12.8	$9.6	$27.8	Net of tax
Gain (loss) on available-for-sale investments	$21.9	$0.8	$57.9	$(2.7)	Interest income, net
	(5.4)	(0.2)	(14.2)	0.7	Provision for income taxes
	$16.5	$0.6	$43.7	$(2.0)	Net of tax

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

The table below presents the computation of basic and diluted earnings per share (in millions, except for per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Income for Earnings Per Share Calculations:
Income from continuing operations, net of tax	$292.3	$362.1	$991.8	$1,051.0
Net loss attributable to noncontrolling interests	(0.8)	(1.4)	(4.1)	(3.6)
Income from continuing operations attributable to Edwards Lifesciences Corporation	293.1	363.5	995.9	1,054.6
(Loss) income from discontinued operations	(2.0)	2,707.3	(13.6)	2,734.4
Net income attributable to Edwards Lifesciences Corporation	$291.1	$3,070.8	$982.3	$3,789.0
Weighted Average Shares:
Basic weighted-average shares outstanding	584.7	597.2	586.2	600.3
Dilutive effect of stock plans	1.0	0.9	1.0	1.9
Dilutive weighted-average shares outstanding	585.7	598.1	587.2	602.2
Earnings per Share:
Basic:
Continuing operations	$0.50	$0.61	$1.70	$1.76
Discontinued operations	—	4.53	(0.02)	4.55
Basic earnings per share	$0.50	$5.14	$1.68	$6.31
Diluted:
Continuing operations	$0.50	$0.61	$1.70	$1.75
Discontinued operations	—	4.52	(0.03)	4.54
Diluted earnings per share	$0.50	$5.13	$1.67	$6.29

Stock options, restricted stock units, and market-based restricted stock units to purchase an aggregate of 7.5 million and 10.4 million common shares for the three months ended September 30, 2025 and 2024, respectively, and 8.3 million and 7.8 million shares for the nine months ended September 30, 2025 and 2024, respectively, were outstanding but were not included in the computation of diluted earnings per share for such periods because the effect would have been anti-dilutive.

14. INCOME TAXES

The Company's effective income tax rate attributable to continuing operations was 16.1% and 10.1% for the three months ended September 30, 2025 and 2024, respectively, and 16.1% and 9.2% for the nine months ended September 30, 2025 and 2024, respectively. The increase in the effective rate between the nine months ended September 30, 2025 and 2024 was primarily due to an increase in global minimum tax (“Pillar Two,” as noted below), a decrease in the tax benefit from employee share-based compensation, and a decrease in the benefit from favorable global income tax audit settlements. In addition, the effective rates for the nine months ended September 30, 2025 and 2024 were lower than the federal statutory rate of 21% primarily due to (1) foreign earnings taxed at lower rates, (2) United States federal and California research and development credits, and (3) the tax benefit from employee share-based compensation. The effective rates include a tax benefit (shortfall) from employee share-based compensation attributable to continuing operations of $(0.3) million and $0.6 million for the three months ended September 30, 2025 and 2024, respectively, and $0.8 million and $10.1 million for the nine months ended September 30, 2025 and 2024, respectively.

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

As of September 30, 2025 and December 31, 2024, the gross liability recorded for income taxes associated with uncertain tax positions was $746.9 million and $678.8 million, respectively. The Company estimates that these liabilities would be reduced by $362.6 million and $319.9 million, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, and timing adjustments. The net amounts of $384.3 million and $358.9 million, respectively, if not required, would favorably affect the Company's effective tax rate. Management believes that adequate amounts of tax and related penalty and interest have been provided for any adjustments that may result from these uncertain tax positions.

In the first quarter of 2022, the Company executed an Advance Pricing Agreement (“APA”) between Japan and Switzerland covering distribution transactions for tax years 2020 through 2024, and in 2023, the Company executed an APA between Japan and the United States covering tax years 2020 through 2024. The Company also executed an APA in the fourth quarter of 2024 between Japan and Singapore covering tax years 2022 through 2026 with roll-back terms to cover the distribution of transcatheter aortic valve replacement (“TAVR”) products beginning in 2020 and the distribution of Surgical Structural Heart (“Surgical”) products beginning in 2018. Also in the fourth quarter of 2024, the Company filed with the Japanese tax authorities an APA renewal application between Japan and the United States covering tax years 2025 through 2029. The Company filed the APA renewal application with the United States tax authorities in the first quarter of 2025 and is engaged in ongoing discussions.

The audits of the Company’s United States federal income tax returns through 2014 have been closed. The IRS audit field work for the 2015 through 2017 tax years was completed during the second quarter of 2021, except for transfer pricing and related matters. The IRS is currently examining the 2018 through 2020 tax years.

At September 30, 2025, all material state, local, and foreign income tax matters have been concluded for years through 2015.

During 2021, the Company received a Notice of Proposed Adjustment (“NOPA”) from the IRS for the 2015 through 2017 tax years relating to transfer pricing involving Surgical/TAVR intercompany royalty transactions between the Company's United States and Switzerland subsidiaries. The NOPA proposed a substantial increase to the Company's United States taxable income, which could result in additional tax expense for the 2015 through 2017 period of approximately $255 million and reflects a departure from a transfer pricing method the Company had previously agreed upon with the IRS. The Company disagreed with the NOPA and pursued an administrative appeal with the IRS Independent Office of Appeals (“Appeals”). The Appeals process culminated in the third quarter of 2023 when the Company and Appeals concluded that a satisfactory resolution of the matter at the administrative level was not possible.

During the fourth quarter of 2023, Appeals issued a notice of deficiency (“NOD”) increasing the Company's 2015 through 2017 United States federal income tax in amounts resulting from the income adjustments previously reflected in the NOPA. The additional tax sought in excess of the Company's filing position is $269.3 million before consideration of interest and a repatriation tax offset.

The Company plans to vigorously contest the additional tax claimed by the IRS through the judicial process. Final resolution of this matter is not likely within the next 12 months. The Company believes the amounts previously accrued related to this uncertain tax position are appropriate for a number of reasons, including the interpretation and application of relevant tax laws and accounting standards to the Company's facts and, accordingly, has not accrued any additional amount based on the NOD and other proceedings to date. Nonetheless, the outcome of the judicial process cannot be predicted with certainty, and it is possible that the outcome of that process could have a material impact on the Company's consolidated financial statements. As noted below, similar material tax disputes may arise for the 2018 through 2024 tax years. The Company made deposits with the IRS of $75 million in November 2022, and $305.1 million in March 2024, to prevent the further accrual of interest on that portion of any additional tax and interest the Company may ultimately be found to owe while the Company prepares to contest through the judicial process the IRS's entitlement to any of the additional tax claimed by the IRS. The IRS converted those deposits to advance payments and, on December 20, 2024, the Company filed administrative claims for refunds of those payments with the IRS for the 2015 through 2017 tax years. Though the IRS could still deny those refund claims, the Company is now able to sue for refunds in the appropriate judicial forum even without an IRS denial.

Surgical/TAVR intercompany royalty transactions covering tax years 2018 through 2024 remain subject to IRS examination, and those transactions and related tax positions remain uncertain as of September 30, 2025. The Company has considered this information, as well as information regarding the NOD and other proceedings described above, in its evaluation of its uncertain tax positions. The impact of these unresolved transfer pricing matters, net of any correlative tax adjustments, may be significant to the Company’s consolidated financial statements. Based on the information currently available and numerous possible outcomes, the Company cannot reasonably estimate what, if any, changes in its existing uncertain tax positions may occur in the next 12 months and, therefore, has continued to record the uncertain tax positions as a long-term liability.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBBA did not have a material impact to the Company’s estimated annual effective rate for 2025 and the Company is currently evaluating the potential impact on future periods.

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

Certain items are maintained at the corporate level and are not allocated to the segments. The non-allocated items include corporate research and development expenses, manufacturing variances, corporate headquarters costs, net interest income, global marketing expenses, impairment charges, stock-based compensation, foreign currency hedging activities, certain litigation costs, changes in the fair value of contingent consideration liabilities, most of the Company's amortization, and a portion of the Company's depreciation expense. The CODM does not receive information on total assets by reportable segment.

The table below presents information about Edwards Lifesciences' reportable segments (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Segment Net Sales
United States	$907.5	$804.6	$2,636.1	$2,393.1
Europe	387.9	319.8	1,107.9	978.0
Japan	90.1	81.4	267.2	253.9
Rest of World	167.6	148.6	486.8	428.7
Total segment net sales	$1,553.1	$1,354.4	$4,498.0	$4,053.7
Cost of Sales
United States	$167.1	$126.6	$480.6	$412.7
Europe	82.4	72.7	249.4	220.7
Japan	13.3	11.7	39.2	36.1
Rest of World	40.8	41.0	124.5	119.7
Total segment cost of sales	$303.6	$252.0	$893.7	$789.2
Selling, general, and administrative expenses
United States	$140.2	$126.2	$409.1	$359.2
Europe	70.0	65.0	217.6	207.3
Japan	17.9	17.7	52.8	63.3
Rest of World	49.5	43.1	139.9	131.1
Total segment selling, general, and administrative expenses	$277.6	$252.0	$819.4	$760.9
Other Segment Items
United States	$0.7	$0.6	$1.9	$2.0
Europe	28.9	4.8	35.8	9.7
Japan	(0.9)	(2.4)	(5.7)	(5.3)
Rest of World	(4.7)	(2.7)	(21.8)	(6.8)
Total other segment items (a)	$24.0	$0.3	$10.2	$(0.4)
Segment Operating Income
United States	$599.5	$551.2	$1,744.5	$1,619.2
Europe	206.6	177.3	605.1	540.3
Japan	59.8	54.4	180.9	159.8
Rest of World	82.0	67.2	244.2	184.7
Total segment operating income	$947.9	$850.1	$2,774.7	$2,504.0
_______________________________________________________________________________
(a)    Other segment items include research and development expenses and foreign currency.

The table below presents a reconciliation of segment operating income to consolidated pre-tax income (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Pre-tax Income Reconciliation
Segment operating income	$947.9	$850.1	$2,774.7	$2,504.0
Unallocated amounts:
Corporate items	(510.5)	(468.7)	(1,501.9)	(1,396.5)
Separation costs (Note 3)	(0.1)	(32.9)	(8.5)	(32.9)
Intangible assets impairment charges	(40.0)	—	(40.0)	—
Certain litigation expenses	(90.4)	(10.8)	(116.8)	(27.8)
Change in fair value of contingent consideration liabilities	12.5	—	12.5	—
Foreign currency	(12.3)	12.9	(6.9)	19.3
Consolidated operating income	307.1	350.6	1,113.1	1,066.1
Non-operating income	41.3	52.2	69.4	91.9
Consolidated pre-tax income	$348.4	$402.8	$1,182.5	$1,158.0

Enterprise-wide Information
(in millions)

Enterprise-wide information is based on actual foreign exchange rates used in the Company's consolidated financial statements. Refer to the segment information above for United States net sales. Sales within any other individual country were less than 10 percent of the Company's consolidated net sales for all periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Sales by Major Product Group
Transcatheter Aortic Valve Replacement	$1,149.9	$1,023.3	$3,327.4	$3,069.8
Transcatheter Mitral and Tricuspid Therapies	145.2	91.1	394.9	247.0
Surgical Structural Heart	258.0	240.0	775.7	736.9
	$1,553.1	$1,354.4	$4,498.0	$4,053.7

16. SUBSEQUENT EVENT

In October 2025, the Company entered into a definitive agreement to sell its non-core product group for $85 million up-front consideration, subject to customary adjustments, and additional earnouts of up to $40 million. The historical results of the non-core product group are reflected as discontinued operations in the Company's consolidated condensed financial statements for all periods presented. The transaction is expected to close in the fourth quarter of 2025. For more information, see Note 4.

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

On September 3, 2024, we sold our Critical Care product group (“Critical Care”). In addition, as a next step in our disposal plan to exit businesses that are not focused on implantable medical innovations for structural heart disease, we have entered into a definitive agreement to sell a non-core product group for $85 million up-front consideration, subject to customary adjustments, and additional earnouts of up to $40 million. The sale is expected to close in the fourth quarter of 2025. We concluded that Critical Care met the criteria to be classified as held-for-sale in June 2024 and that the non-core product group met the criteria to be classified as held-for-sale in September 2024. We determined that, when considered together, the conditions for discontinued operations presentation had been met with respect to Critical Care and the non-core product group (collectively, the “discontinued product groups”). As such, the historical financial condition and results of the discontinued product groups have been reflected as discontinued operations in our consolidated condensed financial statements. Prior period amounts have been adjusted to reflect the discontinued operations presentation. Our discussion and analysis of our results of operations is reflective of our continuing operations. See Note 4 to the Consolidated Condensed Financial Statements for further information.

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

Financial Highlights
Our net sales for the first nine months of 2025 were $4.5 billion, representing an increase of $444.3 million compared to the first nine months of 2024, driven primarily by sales of our TAVR and TMTT products.

Our gross profit increased in the nine months ended September 30, 2025, driven primarily by our sales growth. Gross profit as a percentage of sales decreased primarily due to impact from foreign currency rate fluctuations and higher operational expenses. The decrease in our diluted earnings per share in the nine months ended September 30, 2025, was driven by our aforementioned operational performance.

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

Results of Operations

Net Sales by Region
(dollars in millions)

	Three Months Ended September 30,				Nine Months Ended September 30,
				Percent Change				Percent Change
	2025	2024	Change		2025	2024	Change
United States	$907.5	$804.6	$102.9	12.8%	$2,636.1	$2,393.1	$243.0	10.2%
Europe	387.9	319.8	68.1	21.3%	1,107.9	978.0	129.9	13.3%
Japan	90.1	81.4	8.7	10.6%	267.2	253.9	13.3	5.2%
Rest of World	167.6	148.6	19.0	12.7%	486.8	428.7	58.1	13.5%
Outside of the United States	645.6	549.8	95.8	17.4%	1,861.9	1,660.6	201.3	12.1%
Total net sales	$1,553.1	$1,354.4	$198.7	14.7%	$4,498.0	$4,053.7	$444.3	11.0%

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

Net Sales by Product Group
(dollars in millions)

	Three Months Ended September 30,				Nine Months Ended September 30,
				Percent Change				Percent Change
	2025	2024	Change		2025	2024	Change
Transcatheter Aortic Valve Replacement	$1,149.9	$1,023.3	$126.6	12.4%	$3,327.4	$3,069.8	$257.6	8.4%
Transcatheter Mitral and Tricuspid Therapies	145.2	91.1	54.1	59.3%	394.9	247.0	147.9	59.8%
Surgical Structural Heart	258.0	240.0	18.0	7.5%	775.7	736.9	38.8	5.3%
Total net sales	$1,553.1	$1,354.4	$198.7	14.7%	$4,498.0	$4,053.7	$444.3	11.0%

Transcatheter Aortic Valve Replacement Sales

For the three and nine months ended September 30, 2025 and 2024:
$ (Millions)
3,600
3,200
2,800
2,400
2,000
1,600
1,200
800
400
0
$1,149.9
$1,023.3
$3,327.4
$3,069.8
Q3 '25
Q3 '24
YTD '25
YTD '24

Net sales of TAVR products increased for the three and nine months ended September 30, 2025, driven by higher sales of the Edwards SAPIEN platform in 2025, primarily due to higher sales of the Edwards SAPIEN 3 Ultra RESILIA valve in the United States and Europe. In addition, during the three and nine months ended September 30, 2025, foreign currency exchange rate fluctuations increased net sales outside of the United States by $17.0 million and $13.2 million, respectively, primarily due to the strengthening of the Euro against the United States dollar.

In April 2025, we received United States Food and Drug Administration approval for the SAPIEN 3 platform for severe aortic stenosis patients without symptoms.

Transcatheter Mitral and Tricuspid Therapies Sales

$ (Millions)
420
385
350
315
280
245
210
175
140
105
70
35
0
$145.2
$91.1
$394.9
$247.0
Q3 '25
Q3 '24
YTD '25
YTD '24

Net sales of TMTT products increased for the three and nine months ended September 30, 2025, primarily due to higher sales of our PASCAL transcatheter edge-to-edge repair system and our continued launch of the EVOQUE tricuspid valve replacement system in the United States and Europe.

In April 2025, we received a CE Mark for the Edwards SAPIEN M3 mitral valve replacement system for the transcatheter treatment of patients with symptomatic (moderate-to-severe or severe) mitral regurgitation who are deemed unsuitable for surgery or transcatheter edge-to-edge therapy.

Surgical Structural Heart Sales

$ (Millions)
900
800
700
600
500
400
300
200
100
0
$258.0
$240.0
$775.7
$736.9
Q3 '25
Q3 '24
YTD '25
YTD '24

Net sales of Surgical products increased for the three and nine months ended September 30, 2025, primarily due to higher sales of the INSPIRIS RESILIA aortic valve in the United States, Europe and Rest of World, the MITRIS RESILIA valve in the United States, Europe, and China, and the KONECT RESILIA tissue valved conduit in the United States.

In June 2025, we received a CE Mark for the KONECT RESILIA aortic valved conduit, the first ready-to-implant solution with RESILIA tissue specifically designed for bio-Bentall procedures.

Gross Profit

$ in millions
3,750
3,000
2,250
1,500
750
0
$1,207.9
77.8%
$1,091.5
80.6%
$3,506.8
78.0%
$3,228.4
79.6%
100
90
80
Percentage
Q3 '25
Q3 '24
YTD '25
YTD '24
Gross profit
Percentage of net sales

Our gross profit increased in the three and nine months ended September 30, 2025, primarily driven by our sales growth discussed above. Gross profit as a percentage of net sales decreased for the three and nine months ended September 30, 2025, primarily driven by a 1.1 percentage point negative impact from foreign currency rate fluctuations, including the settlement of foreign currency hedging contracts, for the three months ended September 30, 2025, and higher operational expenses for both the three and nine months ended September 30, 2025.

Selling, General, and Administrative (“SG&A”) Expenses

For the three and nine months ended September 30, 2025 and 2024:
$ in millions
Percentage
1,600
1,400
1,200
1,000
800
600
400
200
0
90
60
30
0
$514.6
33.1%
$421.4
31.1%
$1,482.3
33.0%
$1,297.3
32.0%
Q3 '25
Q3 '24
YTD '25
YTD '24
SG&A
Percentage of net sales

SG&A expenses increased for the three and nine months ended September 30, 2025, primarily due to (a) higher field-based personnel-related costs in support of our growth strategy initiatives, primarily in the United States (b) increased performance-based compensation expenses, and (b) increased professional services costs to support the transition services agreement. Foreign currency exchange rate fluctuations increased expenses by $7.3 million and $1.9 million during the three and nine months ended September 30, 2025, primarily due to the weakening of United States dollar against the Euro.

Research and Development (“R&D”) Expenses

1,000
800
600
400
200
0
$ in millions
100
80
60
40
20
0
Percentage
$280.7
$253.4
$811.5
$781.9
18.1%
18.7%
18.0%
19.3%
Q3 '25
Q3 '24
YTD '25
YTD '24
R&D
Percentage of net sales

R&D expenses increased for the three and nine months ended September 30, 2025, primarily due to increased clinical activity related to our recent investments in implantable heart failure management innovations and higher performance-based compensation expense, partially offset by decreased investments in our transcatheter aortic valve innovations.

Certain Litigation Expenses

We incurred certain litigation expenses related to legal proceedings, intellectual property litigation and tax litigation of $90.4 million and $10.8 million during the three months ended September 30, 2025 and 2024, respectively, and $116.8 million and $27.8 million during the nine months ended September 30, 2025 and 2024, respectively (See Note 11 to the Consolidated Condensed Financial Statements).

Change in Fair Value of Contingent Consideration Liabilities

The change in fair value of contingent consideration liabilities resulted in net gain of $12.5 million in the three and nine months ended September 30, 2025. The net gain was primarily due to changes in projected probabilities of milestone achievements. There were no changes in fair value of contingent consideration liabilities recognized in the three and nine months ended September 30, 2024.

Intangible Assets Impairment Charges

Intangible assets impairment charges of $40.0 million in three and nine months ended September 30, 2025 related to full impairment of certain developed technology assets. There were no intangible assets impairment charges recognized in the three and nine months ended September 30, 2024.

Other Operating (Income) Expense

Other operating income, net of $12.5 million and $52.9 million in three and nine months ended September 30, 2025, respectively, included income from a transition services agreement of $12.7 million and $50.5 million, respectively (see Note 4 to the Consolidated Condensed Financial Statements).

Interest Income

Interest income was $38.6 million and $112.5 million for the three and nine months ended September 30, 2025, respectively, and $24.3 million and $56.3 million for the three and nine months ended September 30, 2024, respectively. The increase in interest income was primarily due to a higher average investment balance during the three and nine months ended September 30, 2025.

Loss on Impairment

Loss on impairment of $47.1 million in the nine months ended September 30, 2025 included loss on impairment related to our determination to not exercise an option to acquire one of our VIE investments (see Note 6 to the Consolidated Condensed Financial Statements).

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

Our effective income tax rate attributable to continuing operations was 16.1% and 10.1% for the three months ended September 30, 2025 and 2024, respectively, and 16.1% and 9.2% for the nine months ended September 30, 2025 and 2024, respectively. The increase in the effective rate between the nine months ended September 30, 2025 and 2024 was primarily due to an increase in global minimum tax (“Pillar Two,” as noted below), a decrease in the tax benefit from employee share-based compensation, and a decrease in the benefit from favorable global income tax audit settlements. In addition, the effective rates for the nine months ended September 30, 2025 and 2024 were lower than the federal statutory rate of 21% primarily due to (1) foreign earnings taxed at lower rates, (2) United States federal and California research and development credits, and (3) the tax benefit from employee share-based compensation. The effective rates include a tax benefit (shortfall) from employee share-based compensation attributable to continuing operations of $(0.3) million and $0.6 million for the three months ended September 30, 2025 and 2024, respectively, and $0.8 million and $10.1 million for the nine months ended September 30, 2025 and 2024, respectively.

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

In the first quarter of 2022, we executed an Advance Pricing Agreement (“APA”) between Japan and Switzerland covering distribution transactions for tax years 2020 through 2024, and in 2023, we executed an APA between Japan and the United States covering tax years 2020 through 2024. We also executed an APA in the fourth quarter of 2024 between Japan and Singapore covering tax years 2022 through 2026 with roll-back terms to cover the distribution of TAVR products beginning in 2020 and the distribution of Surgical products beginning in 2018. Also in the fourth quarter of 2024, we filed with the Japanese tax authorities an APA renewal application between Japan and the United States covering tax years 2025 through 2029. We filed the APA renewal application with the United States tax authorities in the first quarter of 2025 and are engaged in ongoing discussions.

The audits of our United States federal income tax returns through 2014 have been closed. The IRS audit field work for the 2015 through 2017 tax years was completed during the second quarter of 2021, except for transfer pricing and related matters. The IRS is currently examining the 2018 through 2020 tax years. At September 30, 2025, all material state, local, and foreign income tax matters have been concluded for years through 2015.

During 2021, we received a Notice of Proposed Adjustment (“NOPA”) from the IRS for the 2015 through 2017 tax years relating to transfer pricing involving Surgical/TAVR intercompany royalty transactions between our United States and Switzerland subsidiaries. The NOPA proposed a substantial increase to our United States taxable income, which could result in additional tax expense for the 2015 through 2017 period of approximately $255 million and reflects a departure from a transfer pricing method we had previously agreed upon with the IRS. We disagreed with the NOPA and pursued an administrative appeal with the IRS Independent Office of Appeals (“Appeals”). The Appeals process culminated in the third quarter of 2023 when we and Appeals concluded that a satisfactory resolution of the matter at the administrative level was not possible.

During the fourth quarter of 2023, Appeals issued a notice of deficiency (“NOD”) increasing our 2015 through 2017 United States federal income tax in amounts resulting from the income adjustments previously reflected in the NOPA. The additional tax sought in excess of our filing position is $269.3 million before consideration of interest and a repatriation tax offset.

We plan to vigorously contest the additional tax claimed by the IRS through the judicial process. Final resolution of this matter is not likely within the next 12 months. We believe the amounts previously accrued related to this uncertain tax position are appropriate for a number of reasons, including the interpretation and application of relevant tax laws and accounting standards to our facts and, accordingly, have not accrued any additional amount based on the NOD and other proceedings to date. Nonetheless, the outcome of the judicial process cannot be predicted with certainty, and it is possible that the outcome of that process could have a material impact on our consolidated financial statements. As noted below, similar material tax disputes may arise for the 2018 through 2024 tax years. We made deposits with the IRS of $75 million in November 2022, and $305.1 million in March 2024, to prevent the further accrual of interest on that portion of any additional tax and interest we may ultimately be found to owe while we prepare to contest through the judicial process the IRS's entitlement to any of the additional tax claimed by the IRS. The IRS converted those deposits to advance payments, and, on December 20, 2024, we filed administrative claims for refunds of those payments with the IRS for the 2015 through 2017 tax years. Though the IRS could still deny those refund claims, we are now able to sue for refunds in the appropriate judicial forum even without an IRS denial.

Surgical/TAVR intercompany royalty transactions covering tax years 2018 through 2024 remain subject to IRS examination, and those transactions and related tax positions remain uncertain as of September 30, 2025. We have considered this information, as well as information regarding the NOD and other proceedings described above, in our evaluation of our uncertain tax positions. The impact of these unresolved transfer pricing matters, net of any correlative tax adjustments, may be significant to our consolidated financial statements. Based on the information currently available and numerous possible outcomes, we cannot reasonably estimate what, if any, changes in our existing uncertain tax positions may occur in the next 12 months and, therefore, have continued to record the uncertain tax positions as a long-term liability.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBBA did not have a material impact to our estimated annual effective rate for 2025 and we are currently evaluating the potential impact on future periods.

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

As of September 30, 2025, cash and cash equivalents, and short-term investments held in the United States and outside of the United States were $3.4 billion and $438.0 million, respectively.

We have a Five-year Credit Agreement (the “Credit Agreement”) which provides for a $750.0 million multi-currency unsecured revolving credit facility and matures on July 15, 2027. We may increase the amount available under the Credit Agreement by up to an additional $250.0 million in the aggregate and extend the maturity date for an additional year, subject to agreement of the lenders. As of September 30, 2025, no amounts were outstanding under the Credit Agreement.

In June 2018, we issued $600.0 million of 4.3% fixed-rate unsecured senior notes (the “2018 Notes”) due June 15, 2028. We may redeem the 2018 Notes, in whole or in part, at any time and from time to time at specified redemption prices. As of September 30, 2025, we have not elected to redeem any of the 2018 Notes. As of September 30, 2025, the carrying value of the 2018 Notes was $598.2 million.

From time to time, we repurchase shares of our common stock under share repurchase programs authorized by the Board of Directors. We consider several factors in determining when to execute share repurchases, including, among other things, expected dilution from stock plans, cash capacity, and the market price of our common stock. During the nine months ended September 30, 2025, under the Board authorized repurchase program, we repurchased a total of 11.2 million shares at an aggregate cost of $844.9 million, including pursuant to $750 million accelerated share repurchase agreements executed during the period (see Note 10 to the Consolidated Condensed Financial Statements). As of September 30, 2025, we had remaining authority to purchase $2.1 billion of our common stock under the share repurchase program.

In July 2024, we entered into agreements and plans of mergers to acquire multiple medical device companies for a total aggregate cash purchase price of $1.5 billion, subject to certain adjustments. Three of these transactions closed in 2024, and upon closing we paid $1.1 billion. These three agreements include up to an additional $225.0 million of potential payments upon achievement of certain regulatory, performance, and sales milestones. The remaining agreement is expected to close in 2026 for an aggregate cash purchase price of $500.0 million, subject to certain adjustments, plus up to an additional $445.0 million upon achievement of certain regulatory and sales milestones.

We have purchased options to acquire and have agreed to provide promissory notes to various entities. These arrangements could result in additional cash outlays in the future should we decide to exercise the options or should the entities draw on the promissory notes.

At September 30, 2025, there had been no material changes in our cash requirements from known contractual and other obligations, including commitments for capital expenditures, as disclosed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2024.

Consolidated Cash Flows - For the nine months ended September 30, 2025 and 2024:
Net cash flows provided by operating activities of $1,144.3 million for the nine months ended September 30, 2025, increased $474.5 million over the same period last year primarily due to (1) lower tax payments during the nine months ended September 30, 2025, which included $175.3 million of local tax payments associated with the sale of Critical Care, compared to the nine months ended September 30, 2024, which included a $305.1 million tax deposit we made to mitigate interest on potential tax liabilities we are contesting through the judicial process (see Note 14 to the Consolidated Condensed Financial Statements), and (2) improved operating performance.

Net cash used in investing activities of $514.6 million for the nine months ended September 30, 2025, consisted primarily of net purchases of investments of $198.5 million, capital expenditures of $162.8 million, an issuance of notes receivable of $93.4 million, a payment for a net working capital adjustment of $36.3 million related to the sale of Critical Care, and payment of acquisition options of $19.6 million.

Net cash provided by investing activities of $2.9 billion for the nine months ended September 30, 2024, consisted primarily of the sale of our Critical Care product group for proceeds of $3.9 billion, partially offset by capital expenditures of $202.6 million and net proceeds from investments of $2.3 million.

Net cash used in financing activities of $945.4 million for the nine months ended September 30, 2025, consisted primarily of purchases of treasury stock of $852.8 million and purchase of the remaining noncontrolling interest in a subsidiary of $233.7 million, partially offset by proceeds from stock plans of $141.8 million.

Net cash used in financing activities of $1.0 billion for the nine months ended September 30, 2024, consisted primarily of purchases of treasury stock of $1.2 billion, partially offset by proceeds from stock plans of $150.9 million.

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

Investment Risk

We are exposed to investment risks related to changes in the underlying financial condition and credit capacity of certain of our investments. As of September 30, 2025, we had $1,223.2 million of investments in debt securities, of which $66.9 million were long-term. In addition, we had $207.9 million of investments in equity instruments of public and private companies. Should these companies experience a decline in financial performance, financial condition or credit capacity, or fail to meet certain development milestones, a decline in the investments' value may occur, resulting in unrealized or realized losses. See Note 5 to the Consolidated Condensed Financial Statements for additional information.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2025. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded as of September 30, 2025, that our disclosure controls and procedures are designed at a reasonable assurance level and effective in providing reasonable assurance that the information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 5.    Other Information

In connection with the previously-announced transition of Scott Ullem from his role as the Company’s Chief Financial Officer by midyear 2026, the Company entered into a transition agreement with Mr. Ullem on November 4, 2025 (the “Encore Agreement”). Mr. Ullem will continue to be employed with the Company on a full-time basis through June 30, 2026, and the Encore Agreement provides that Mr. Ullem will be employed with the Company on a reduced schedule as a Strategic Advisor, to provide support for the transition of his duties and on such other matters as the Company may request his assistance, from July 1, 2026 through June 30, 2028 (subject to earlier termination in accordance with the Encore Agreement; the “Encore Period”). As compensation during the Encore Period, Mr. Ullem will be entitled to (A) base salary of $25,000 and a bonus of 45% of such base salary for the first month of the Encore Period, and (B) total base salary of $271,250 for the last twenty-three months of the Encore Period (collectively, “Encore Compensation”). The Encore Agreement terminates Mr. Ullem’s Change-in-Control Severance Agreement with the Company effective June 30, 2026. However, the Encore Agreement also provides that, should the Company terminate Mr. Ullem’s employment due to his death, disability, or without “Cause” (as defined in the Encore Agreement) before June 30, 2028, Mr. Ullem will (so long as he (or his estate) provides the Company with a general release of claims) be entitled to (1) continued payment of his Encore Compensation (as severance) through June 30, 2028, and (2) accelerated vesting of his then-outstanding and unvested stock options, restricted stock units and performance-based restricted stock units granted by us (subject to satisfaction of any applicable performance-based vesting conditions).

The foregoing summary of the Encore Agreement is qualified in its entirety by reference to the full text of the Encore Agreement, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (a) (b)
July 1, 2025 through July 31, 2025	886,758	$71.06	886,758	$1,091.5
August 1, 2025 through August 31, 2025	5,108,557	79.05	5,108,557	687.7
September 1, 2025 through September 30, 2025	1,723,262	77.87	1,723,262	2,053.5
Total	7,718,577	77.86	7,718,577

(a) In August 2024, the Board of Directors approved a stock repurchase program providing for up to $1.5 billion of repurchases of our common stock. In September 2025, the Board of Directors approved an additional $1.5 billion of repurchases under this program. Repurchases under the program may be made on the open market, including pursuant to a Rule 10b5-1 plan, and in privately negotiated transactions. The repurchase program does not have an expiration date.
(b) In August 2025, we entered into a $500.0 million accelerated share repurchase (“ASR”) agreement and received, on August 19, 2025, an initial delivery of 5.1 million shares of our common stock, representing approximately 80 percent of the total contract value. The ASR agreement settled on September 15, 2025 and we received an additional 1.2 million shares of our common stock. Shares purchased pursuant to the ASR agreement are presented in the table above in the periods in which they were received.

Item 5.    Other Information

Rule 10b5-1 Trading Plans

During the third quarter of 2025, none of our directors or Section 16 officers adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

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

10.1*#	Edwards Encore Agreement, dated November 4, 2025, by and between Edwards Lifesciences LLC and Scott B. Ullem
31.1#	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32#	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Inline Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________________________________________________________________________
* Represents management contract or compensatory plan.
# Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDWARDS LIFESCIENCES CORPORATION
(Registrant)
Date:	November 5, 2025	By:	/s/ SCOTT B. ULLEM
Scott B. Ullem Corporate Vice President, Chief Financial Officer (Principal Financial Officer; Duly Authorized Officer)
Date:	November 5, 2025	By:	/s/ ANDREW M. DAHL
Andrew M. Dahl Senior Vice President, Corporate Controller (Principal Accounting Officer)