Form 10-K
period 2025-12-31
Edwards Lifesciences Corp
filed 2026-02-25
CIK 1099800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.    Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2025 (the last trading day of the registrant's most recently completed second quarter): $45,899,189,298 based on the closing price of the registrant's common stock on the New York Stock Exchange. This calculation does not reflect a determination that persons are affiliates for any other purpose.
The number of shares outstanding of the registrant's common stock, $1.00 par value, as of January 31, 2026, was 580.8 million.
Documents Incorporated by Reference
Portions of the registrant's proxy statement for the 2026 Annual Meeting of Stockholders (to be filed within 120 days of December 31, 2025) are incorporated by reference into Part III, as indicated herein.

EDWARDS LIFESCIENCES CORPORATION
Form 10-K Annual Report—2025

PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act” and together with the Securities Act, the “Acts”). We intend the forward-looking statements contained in this report to be covered by the safe harbor provisions of such Acts. Statements other than statements of historical or current fact in this report or referred to or incorporated by reference into this report are “forward-looking statements” for purposes of these safe harbor provisions. These statements can sometimes be identified by the use of the forward-looking words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “should,” “anticipate,” “plan,” “goal,” “continue,” “seek,” “pro forma,” “forecast,” “intend,” “guidance,” “optimistic,” “aspire,” “confident,” or other forms of these words or similar words or expressions or the negatives thereof. Statements regarding past performance, efforts, or results about which inferences or assumptions may be made can also be forward-looking statements and are not indicative of future performance or results; these statements can be identified by the use of words such as “preliminary,” “initial,” “potential,” “possible,” “early feedback,” or other forms of these words or similar words or expressions or the negatives thereof. These forward-looking statements are subject to substantial risks and uncertainties that could cause our results or future business, financial condition, results of operations or performance to differ materially from our historical results or experiences or those expressed or implied in any forward-looking statements contained in this report. These risks and uncertainties include, but are not limited to: risks related to the failure to successfully innovate and market our products; unsuccessful clinical trials or procedures; manufacturing, logistics or quality issues; competition; dependence on key physicians, research institutions and hospital systems; public health crises; reliance on vendors, suppliers, and other third parties; use of, or failure to effectively and timely utilize, emerging technologies, including artificial intelligence; damage, failure, or interruption of our information technology systems, including due to cybersecurity attacks and breaches; failure to recruit and retain qualified talent or execute management succession plans; failure to integrate acquired businesses; risks associated with the sale of our Critical Care product group; risks associated with global, economic, political and social conditions; risks related to our international operations; inability to obtain governmental reimbursement or reductions in reimbursement levels; industry consolidation; inability to protect our intellectual property; inability to defend against intellectual property claims from third parties; reduced access and demand for our products as a result of, and compliance with, health care legislation and other government regulations; risks related to domestic and foreign income and non-income taxes; risks related to data privacy and security laws; losses from product liability claims; use of products in unapproved circumstances; substantial costs from environmental, health and safety regulations; climate change; and risks relating to animal-borne illnesses; and other risks detailed under “Risk Factors” in Part I, Item 1A below, as such risks and uncertainties may be amended, supplemented or superseded from time to time by our subsequent reports on Forms 10-Q and 8-K we file with the United States Securities and Exchange Commission. These forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement, except as required by law. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections, except as required by law.

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

Item 1.    Business

Overview

Edwards Lifesciences Corporation is the leading global structural heart innovation company, driven by a passion to improve patient lives. Through breakthrough technologies, world-class evidence, and meaningful partnerships with clinicians and healthcare stakeholders, our employees are inspired by our patient-focused culture to deliver life-changing innovations to those who need them most. Edwards Lifesciences has been a leader in our field for over six decades. Since our founder, Miles “Lowell” Edwards, first dreamed of using engineering to address diseases of the human heart, we have steadily built a company on the premise of imagining, building, and realizing a better future for patients.

Our innovative work encompasses both surgical and transcatheter therapies. In addition, our unique portfolio of repair and replacement technologies for aortic, mitral, tricuspid and pulmonic heart valves provides a broad set of treatment options to serve the many diverse and complex patients in need. Edwards remains committed to its strategy of transformative product innovation, high-quality, expansive clinical evidence to support approvals and adoption, as well as comprehensive support to ensure excellent real-world patient outcomes.

Cardiovascular disease is the number-one cause of death in the world and is the top disease in terms of health care spending in nearly every country. In the U.S. alone, one cardiovascular patient dies every 34 seconds.1 Cardiovascular disease is progressive in that it tends to worsen over time and often affects the structure of an individual's heart. Our vision is to transform patient care where patients are diagnosed earlier, treated in a routine fashion, live longer, and enjoy a better quality of life. Our future growth opportunities include offering solutions for treating patients with both valvular and non-valvular structural heart disease, such as heart failure, which is an unfortunate natural progression of the disease for many patients suffering from aortic stenosis, mitral and tricuspid regurgitation, and aortic regurgitation.

Patients undergoing treatment for cardiovascular disease can be treated with a number of our medical technologies, which are designed to address individual patient needs with respect to disease process, comorbidities, and health status. For example, an individual with a heart valve disorder may have a faulty valve that is affecting the function of his or her heart or blood flow throughout his or her body. A cardiac surgeon may elect to remove the valve and replace it with one of our bioprosthetic surgical tissue heart valves or surgically re-shape and repair the faulty valve with an Edwards annuloplasty ring. Alternatively, an interventional cardiologist or cardiac surgeon may implant an Edwards transcatheter valve or repair system via a catheter-based approach that does not require traditional open-heart surgery and can be done while the heart continues to beat.

Corporate Background

Our principal executive offices are located at One Edwards Way, Irvine, California 92614. The telephone number at that address is (949) 250-2500. We make available, free of charge on our website located at www.edwards.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after filing such reports with the Securities and Exchange Commission (“SEC”). The contents of our website are not incorporated by reference into this report.

Edwards Lifesciences' Product and Technology Offerings

The following discussion summarizes the main groups of products and technologies we offer to treat advanced cardiovascular disease. Our products are categorized into the following groups: Transcatheter Aortic Valve Replacement (“TAVR”), Transcatheter Mitral and Tricuspid Therapies (“TMTT”), and Surgical Structural Heart (“Surgical”). For more information on net sales from these three main groups, see “Net Sales by Product Group” in Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Transcatheter Aortic Valve Replacement

The Edwards SAPIEN family of valves remains a best-in-class therapy for lifetime management of patients with severe aortic stenosis. The SAPIEN valves are delivered while the heart is still beating. The majority of these procedures are conducted without the use of general anesthesia and patients are discharged home within one to
1 National Center for Health Statistics. Multiple Cause of Death 2018–2023 on CDC WONDER Database. Accessed February 1, 2025.

two days. Transcatheter aortic valve replacement with the SAPIEN family of valves enables patients to recover more quickly and return to a better quality of life sooner than patients receiving traditional open heart surgical therapies. Edwards' transcatheter aortic heart valves were first commercialized in Europe in 2007, in the United States in 2011, and in Japan in 2013. Edwards has partnered with the physician community to generate robust data that has expanded access to patients regardless of risk profiles or symptom status. In 2024, EARLY TAVR trial data demonstrated the superiority of early TAVR intervention in severe asymptomatic aortic stenosis patients with the SAPIEN 3 platform versus clinical surveillance.2 The SAPIEN 3 platform was the world’s first transcatheter heart valve with a transcatheter heart valve in the transcatheter heart valve (“THV-in-THV”) indication for patients assessed at high-risk for surgical replacement, offering patients the ability to have a second minimally invasive procedure. SAPIEN is the most studied valve in the world, with more than 15 years of distinguished clinical trials involving over 10,000 patients, 10 New England Journal of Medicine publications and 1.2 million patients treated around the world. Edwards’ leadership strategy of differentiated innovation, world-class evidence generation and indication expansion is driving guideline and policy evolution and improved patient access and long-term adoption of the SAPIEN platform. Additionally, the Edwards SAPIEN 3 system and Alterra system offer a minimally invasive option for pulmonary valve replacement for patients with congenital heart disease. Edwards continues to deliver the most predictable, durable and trusted TAVR therapy.

Sales of our TAVR products represented 74%, 75%, and 77% of our net sales in 2025, 2024, and 2023, respectively.

Transcatheter Mitral and Tricuspid Therapies

We continue to make significant progress addressing the complex unmet needs of patients with mitral and tricuspid disease with a differentiated portfolio comprised of repair and replacement technologies. The company has successfully commercialized a unique portfolio of therapies, including the PASCAL, EVOQUE and SAPIEN M3 systems, transforming care by enabling personalized therapy. The PASCAL transcatheter repair system (in Europe, the United States, and Japan), EVOQUE tricuspid valve replacement system (in Europe and the United States), and SAPIEN M3 mitral valve replacement system (in Europe and the United States) are commercially available. The PASCAL system addresses the needs of patients with mitral or tricuspid regurgitation through leaflet approximation. The EVOQUE system, the world's first transcatheter tricuspid valve replacement therapy to receive regulatory approval, addresses tricuspid valve regurgitation by replacing the native valve with a bioprosthetic valve. The SAPIEN M3 transcatheter mitral valve replacement system is based on the proven SAPIEN valve and is designed specifically for mitral patients. We remain committed to our strategy of transformative product innovation, robust and expanding clinical evidence to support approvals and adoption, as well as comprehensive support to ensure excellent real-world patient outcomes.

Sales of our TMTT products represented 9%, 7%, and 4% of our net sales in 2025, 2024, and 2023, respectively.

Surgical Structural Heart

We continue to advance our leadership in surgical therapies and transforming patients’ lives globally with leading surgical innovations. We are focused on identifying and solving critical unmet needs in cardiac surgery to help patients live longer, healthier and more active lives. Our differentiated RESILIA tissue technology, with published clinical data showing over 99% freedom from structural valve deterioration through eight years,3 has set the new standard for tissue valve durability. Our flagship INSPIRIS RESILIA aortic valve offers RESILIA tissue and VFit technology. INSPIRIS is the leading aortic surgical valve in the world. Our KONECT RESILIA aortic valved conduit, the first pre-assembled, ready to implant, tissue valved conduit for complex combined procedures, continues to gain strong adoption in the United States and was launched in Europe in 2025.

Our MITRIS RESILIA valve is commercially available in the United States, Europe, Japan and China, as well as other geographies, where it has been widely adopted by surgeons as the leading product in our mitral valve portfolio. We believe the demand for surgical structural heart therapies is growing worldwide, and that our innovation strategy will continue to strengthen our leadership and positive impact on patients.
2 Généreux, P., A. Schwartz, J.B. Oldemeyer, et al. “Transcatheter Aortic-Valve Replacement for Asymptomatic Severe Aortic Stenosis.” The New England Journal of Medicine, 28 Oct. 2024.
3 Kaneko, T, Johnston D, Bavaria JE, et al. Propensity-matched 8-year Outcomes Following Surgical Aortic Valve Replacement With Novel Calcificationresistant Versus Contemporary Tissue Bioprostheses. Presented at the Heart Valve Society Annual Scientific Meeting, April 2025.

Sales of our surgical tissue heart valve products represented 17%, 18%, and 19% of our net sales in 2025, 2024, and 2023, respectively.

Competition

The medical technology industry is highly competitive. We compete with divisions of larger companies as well as smaller companies that offer competitive product lines in certain geographies in which we operate. We also compete with both established and newer technologies that address the patients served by our products. New product development and technological change characterize the areas in which we compete. Our present or future products could be rendered obsolete or uneconomical as a result of technological advances by one or more of our present or future competitors or by other therapies, including drug therapies. Our strategy is to develop and produce safe and effective therapies supported by high-quality clinical studies with extensive data and with innovative features that can enhance patient benefits and product performance and reliability, as well as benefit healthcare systems. The benefits associated with our products are in part due to the level of customer and clinical support we provide.

The cardiovascular segment of the medical technology industry is dynamic and subject to significant change due to cost-of-care considerations, regulatory reform, industry and customer consolidation, and evolving patient needs. The ability to provide products and technologies that demonstrate value while improving clinical outcomes is becoming increasingly important for medical technology manufacturers.

We believe that we are a leading global competitor in each of our product lines. In TAVR, our primary competitors include Medtronic plc (“Medtronic”) and Abbott Laboratories (“Abbott”). In TMTT, our primary competitor is Abbott, and there are a considerable number of large and small companies with development efforts in these fields. In Surgical, our primary competitors include Medtronic and Abbott.

Sales and Marketing

Our portfolio includes some of the most recognizable cardiovascular device product brands in treating structural heart disease today. We have a number of product lines that require sales and marketing strategies that are tailored to deliver high-quality, cost-effective products and technologies to customers worldwide. Because of the diverse global needs of the population that we serve, our distribution system consists of several direct sales forces as well as independent distributors. We are not dependent on any single customer and no single customer accounted for 10% or more of our net sales in 2025.

To achieve optimal outcomes for patients, we conduct educational symposia and best practices training for our physician, hospital executive, service line leadership, nursing, and clinical-based customers. We rely extensively on our sales and field clinical specialist personnel who work closely with our customers in hospitals. Field clinical specialists routinely attend procedures where Edwards' products are being used in order to provide guidance on the use of our therapies, thereby enabling physicians and staff to reach expert proficiency and deliver differentiated patient outcomes. In addition to working closely with physicians, nurses, and other clinical personnel, our customers include decision makers such as service line leaders, material managers, biomedical staff, hospital administrators and executives, purchasing managers, and ministries of health. Also, where appropriate, our corporate sales team actively pursues approval of Edwards Lifesciences as a qualified supplier for hospital group purchasing organizations (“GPOs”) that negotiate contracts with suppliers of medical products. Additionally, we have contracts with a number of United States and European national and regional buying groups, including healthcare systems and Integrated Delivery Networks. Where we choose to market our products is also influenced by the existence of, or potential for, adequate reimbursement to hospitals and other providers by national healthcare systems.

United States. In the United States, we sell substantially all of our products through our direct sales forces. In 2025, 58% of our net sales were derived from sales to customers in the United States.

Outside of the United States. In 2025, 42% of our net sales were derived outside of the United States through our direct sales forces and independent distributors. Of the total sales outside of the United States, 60% were in Europe, 14% were in Japan, and 26% were in Rest of World. We sell our products in approximately 100 countries, including Germany, Japan, France, United Kingdom (“U.K.”), Italy, Canada, China, and Spain. A majority of the sales and marketing approach outside of the United States is direct sales and sales of products under consignment arrangements, although it varies depending on each country's size and state of development.

Raw Materials and Manufacturing

We operate manufacturing facilities in various geographies around the world. We manufacture our TAVR, TMTT, and Surgical products primarily in the United States, Singapore, Costa Rica, and Ireland, to ensure continuity of care for patients in these regions and also worldwide.

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

We comply with current global guidelines regarding risks for products incorporating animal tissue intended to be implanted in humans. We follow rigorous sourcing and manufacturing procedures intended to safeguard humans from potential risks associated with diseases such as bovine spongiform encephalopathy (“BSE”). We obtain bovine tissue used in our pericardial tissue valve products only from sources within the United States and Australia, where strong control measures and surveillance programs exist. In addition, bovine tissue used in our pericardial tissue valve products is from tissue types considered by global health and regulatory organizations to have shown no risk of infectibility. Our manufacturing and sterilization processes are designed to render tissue biologically safe from all known infectious agents and viruses.

Quality Assurance

We are committed to providing high-quality products to patients and have implemented modern quality systems and concepts throughout the organization. The quality system starts with the initial design concept, risk management, and product specification, and continues through the design of the product, packaging and labeling, and the manufacturing, sales, support, and servicing of the product. The quality system is intended to design quality into the products and uses continuous improvement concepts, including Lean/Six Sigma principles, throughout the product lifecycle.

Our operations are frequently inspected by the many regulators that oversee medical device manufacturing, including the United States Food and Drug Administration (“FDA”), European Notified Bodies, and other regulatory entities. The medical technology industry is highly regulated and our facilities and operations are designed to comply with all applicable quality systems standards, including the International Organization for Standardization (“ISO”) 13485:2016. These standards require, among other items, quality system controls that are applied to product design, component material, suppliers, and manufacturing operations. These regulatory approvals and ISO certifications can be obtained only after a successful audit of a company's quality system has been conducted by regulatory or independent outside auditors. Periodic reexamination by an independent outside auditor is required to maintain these certifications.

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

Research and Development

In 2025, we made significant investments in research and development, both internally and through acquisitions, as we worked to develop therapies that we believe have the potential to change the practice of medicine for structural heart patients. Research and development spending increased approximately 2% year over year, representing approximately 18% of 2025 sales. This increase was primarily the result of significant investments in our transcatheter structural heart programs, including an increase in clinical research for our mitral, aortic, and tricuspid therapies. We are engaged in ongoing research and development to deliver clinically advanced new products, to enhance the effectiveness, ease of use, safety, and reliability of our current leading products, and to expand the applications of our products as appropriate. We focus on opportunities within specific areas of structural heart disease.

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

Our future growth opportunities include offering solutions for treating patients with both valvular and non-valvular structural heart disease, such as heart failure, which is a natural progression of the disease for many patients suffering from aortic stenosis, mitral and tricuspid regurgitation and aortic regurgitation.

Our research and development activities are conducted primarily in facilities located in the United States and Israel. Our experienced research and development staff are focused on product design and development, quality, clinical research, and regulatory compliance. To pursue primary research efforts, we have developed alliances with several leading research institutions and universities and also work with leading clinicians around the world in conducting scientific studies on our existing and developing products.

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

We undertake reasonable measures to protect our intellectual property rights. Litigation has been necessary to enforce certain intellectual property rights held by us, and we plan to continue to defend and prosecute our rights with respect to such intellectual property.

Moreover, we own certain United States registered trademarks used in our business. Many of our trademarks have also been registered for use in certain foreign countries where registration is available and where we have determined it is commercially advantageous to do so.

Government Regulation and Other Matters

Our products and facilities are subject to regulation by numerous government health agencies, including the U.S. FDA, European Union (“EU”) member states competent authorities, and the Japanese Pharmaceuticals and Medical Devices Agency. These entities oversee the various laws and regulations governing the development, testing, manufacturing, labeling, marketing, and distribution of our products.

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

United States Regulation.    In the United States, the FDA has responsibility for regulating medical devices. The FDA regulates the design, development, testing, clinical studies, manufacturing, labeling, promotion, and record keeping for medical devices, and reporting of adverse events, recalls, or other field actions by manufacturers and users to protect public health. Many devices that we develop and market are in a category for which the FDA has implemented stringent clinical investigation and pre-market clearance or approval requirements. The process of obtaining FDA clearance or approval to market a product is resource intensive, lengthy, and costly. A number of our products are pending regulatory clearance or approval to begin commercial sales. Ultimately, the FDA may not authorize the commercial release of a medical device if it determines the device is not safe and effective or does not meet other regulatory standards. Additionally, even if a product is cleared or approved, the FDA may impose restrictions or require testing and surveillance programs to monitor the effects of these products once commercialized.

The FDA has the authority to halt the distribution of certain medical devices, detain or seize adulterated or misbranded medical devices, order the repair, replacement, or refund of the costs of such devices, or preclude the importation of devices that are or appear to be violative of its regulations. The FDA also conducts inspections to determine compliance with the regulations concerning the manufacturing and design of devices, medical device reporting, recalls, clinical testing, and other requirements. The FDA may withdraw product clearances or approvals due to failure to comply with regulatory standards, or the occurrence of unforeseen problems following initial approval, and require notification of health professionals and others with regard to medical devices that present unreasonable risks of substantial harm to public health. Additionally, the failure to comply with FDA regulatory standards or the discovery of previously unknown product problems could result in fines, delays, suspensions or withdrawals of regulatory clearances or approvals, seizures, injunctions, recalls, refunds, civil money penalties, or criminal prosecution. Our compliance with applicable regulatory requirements is subject to continual review. Moreover, the FDA and several other United States agencies administer controls over the export of medical devices from, and the import of such devices into, the United States, which could also subject us to penalties for noncompliance.

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

Regulation Outside of the United States.    Outside of the United States, the regulation of medical devices is also complex. In Europe, our products are subject to extensive regulatory requirements. The regulatory regime in the EU for medical devices became mandatory in June 1998. It requires that medical devices may only be placed on the market if they do not compromise safety and health when properly installed, maintained, and used in accordance with their intended purpose. National laws conforming to the EU's legislation regulate our products under the medical devices regulatory system. Although the more variable national requirements under which medical devices were formerly regulated have been substantially replaced by the European Union Medical Devices Directive Regulation (“MDR”). This regulation requires legal manufacturers to declare that their products conform to the essential regulatory requirements after which the products may be placed on the market bearing the CE Mark. Legal manufacturers' quality systems for products are also subject to certification and audit by an independent notified body. In Europe, particular emphasis is being placed on more sophisticated and faster procedures for the reporting of adverse events to the national competent authorities.

In addition, in the European Economic Area, we import some of our devices to supply product to Switzerland. Switzerland is not a member state of the EU, but is linked to the EU through bilateral treaties; therefore, the free movement of goods, including medical devices, between the EU and Switzerland after implementation of the MDR required a revised Mutual Recognition Agreement (“MRA”) that had not been agreed to until recently and which requires additional regulatory steps on registration and labeling. Even following the United Kingdom’s exit from the European Union, the United Kingdom continues to recognize the validity of EU CE mark certificates for the supply of medical devices in the United Kingdom.

The UK allows both UK Conformity Assessed (“UKCA”) and CE-marked medical devices to access the Great Britain (GB) market. Currently, the UK’s medical device legislation states that the access for CE-marked medical devices will end on June 30, 2030; however, the UK’s regulatory body, the Medicines and Healthcare products Regulatory Agency (MHRA), has announced it will consult on extending the recognition of CE-marked products indefinitely. In addition, the UK government has put in place legislation to clarify and strengthen the post-market surveillance requirements for medical devices in Great Britain. These measures became effective on June 16, 2025, and aim to facilitate greater traceability of incidents and trends, and to allow the MHRA to act swiftly when needed, supporting better risk management and containment of safety issues to reduce harm.

In Japan, pre-market approval and clinical studies are required as is governmental pricing approval for medical devices. Clinical studies are subject to a stringent Japanese “Good Clinical Practices” standard. Approval time frames from the Japanese Ministry of Health, Labour and Welfare vary from simple notifications to review periods of one or more years, depending on the complexity and risk level of the device. In addition, strict regulations and management standards exist under the “Pharmaceuticals and Medical Devices Act (PMD Act)” and “Ordinance for execution of PMD Act” to ensure the quality and safety of imported medical devices. As with any highly regulated market, significant changes in the regulatory environment could adversely affect future sales.

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

Health Care Initiatives.    Government and private sector initiatives to limit the growth of health care costs, including price regulation and competitive pricing, coverage and payment policies, comparative effectiveness reviews, technology assessments, increasing evidentiary demands, and managed-care arrangements, are continuing in many geographies where we do business, including the United States, Europe, and Japan. As a result of these changes, the marketplace has placed increased emphasis on the delivery of more cost-effective medical therapies. For example, government programs, private health care insurance, and managed-care plans have attempted to control costs by restricting coverage and limiting the level of reimbursement for procedures or treatments, and some third-party payors require their pre-approval before covering payment of new or innovative devices or therapies that are used by patients. These various initiatives have created increased price sensitivity over medical products generally and may impact demand for our products and technologies.

The delivery of our products is subject to regulation by the United States Department of Health and Human Services (“HHS”) and comparable state and foreign agencies responsible for reimbursement and regulation of health care items and services. Foreign governments also impose regulations in connection with their health care reimbursement programs and the delivery of health care items and services. Reimbursement schedules regulate the amount the United States government will reimburse hospitals and doctors for the inpatient care of persons covered by Medicare. HHS' Centers for Medicare & Medicaid Services (“CMS”) may also review whether and/or under what circumstances a procedure or technology is reimbursable for Medicare beneficiaries. Changes in current coverage and reimbursement levels could have an adverse effect on market demand and our pricing flexibility.

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

Human Capital Management Strategy

Human Capital Management (“HCM”) Governance

The primary goals of our talent management strategy are to attract, develop and retain a motivated, professional workforce and to strive for alignment on our patient-focused innovation strategy.

Our Board of Directors routinely engages with leadership to review and discuss our human capital management (“HCM”), with time dedicated at each regularly scheduled meeting to discuss talent management, which includes topics such as talent strategy, succession planning, employee development, critical role talent acquisition, employee health, safety, and welfare, results of employee surveys, and compensation. Our Board of Directors also annually approves the strategic talent imperatives that are tied to our Key Operating Drivers (“KODs”). Our KODs are tracked using a point system across our entire organization that focus the Company and management toward short-, medium-, and long-term goals. The strategic talent imperatives are developed to identify talent related initiatives that support achievement of the KODs.

In addition, the Chief Executive Officer (“CEO”) and his leadership team have talent management related performance goals tied to their compensation; these Performance Management Objectives are reviewed on an annual basis, tracked, and then reported to and evaluated by our Board of Directors.

As we scale to reach more patients around the world, we have integrated our Talent & Organization (“T&O”) Strategy with our Edwards Strategic Planning process. The purpose of our T&O Strategy is to anticipate global trends related to our workforce, develop our talent to meet future organizational needs, and enable us to be well-poised to meet these needs. Our T&O Strategy enables us to explore external workforce signals, share insights, and identify and build emerging capabilities across our organization. We have also developed a comprehensive succession planning process that allows us to build strong talent from within while we pursue an aggressive recruiting process to fill any gaps with highly qualified external talent. This consistent and scalable approach looks across all our product groups, regions, and significant functions to align and elevate priorities, critical capabilities, and organizational evolutions in line with our strategic plan. This integrated approach informs our annual objectives and fuels our talent roadmap across the strategic horizon.

Our HCM governance includes a global talent development review (“TDR”) process to align our talent strategies with our business strategy, assess talent against future organizational needs, evaluate critical talent populations, and enhance the strength of our succession planning. We track our performance regularly.

Culture

Investing in our workforce means our employees can stay focused on our patient-focused innovation strategy and the development of life-saving therapies for the patients we serve. We are committed to maintaining an ethical culture where we celebrate diversity, promote good health and safety, empower employees to speak up, and ensure that employees' voices are heard. We are committed to fair and equitable pay practices and strive to offer competitive employee well-being packages. We track compensation patterns in all geographies where we operate, and we regularly look for ways to ensure fair and equitable pay.

We are proud of our patient-focused culture, and the way we work together globally to bring life-saving innovations to patients in need. We recognize the need for diverse perspectives and experiences, and we foster inclusion, belonging, and collaboration across Edwards. We are committed to fostering an environment where all employees can grow and thrive, understanding that diverse perspectives enable our commitment to innovation. We believe this commitment can be best achieved by always selecting the best candidate and building a culture that celebrates excellence. We aim to deliver this by centering our decisions on the following focus areas whose overriding priority is The Patient: Business, People, Communication, and Community. As a practice, all employees receive global business practice standards and unconscious bias training as a foundational aspect of our culture, and we include a non-discrimination clause in our Global Business Practice Standards and Third Party Code of Conduct.

Employee Listening

We believe in empowering our employees and providing avenues that enable their voices to be heard. We conduct a multilingual global employee survey, called myVoice, to gain employees' feedback in a confidential manner. The CEO and Executive Leadership Team hold themselves accountable to consider and act on the results of the survey, and these results are reviewed by management with our Board of Directors. This initiative helps us gain insights on various topics including patient focus, quality, and employee engagement. In addition to myVoice, we also conduct onboarding and exit surveys to help us better understand the broader employee experience at Edwards. Speak-Up is a resource available to all employees to bring forth compliance-related concerns; a key element of our compliance program is that each employee is accountable for maintaining ethical business practices. In addition, during each quarterly global employee meeting, our CEO answers questions that have been submitted to him by employees. Answers to questions that are not covered in the townhall meeting are posted online on our internal intranet.

Benefits and Well-being

We believe that good health is the foundation for great performance, both at work and at home. That is why we offer a comprehensive benefits and well-being program designed to support the whole person. Our offerings include health and wellness insurance, health savings accounts, family support services, and site-specific programs tailored to local needs.

We continuously review and enhance our benefits to stay competitive, comply with evolving legislation, and meet the unique needs of our workforce. Beyond traditional benefits, we provide well-being programs focused on prevention, nutrition, mental health, physical activity, financial fitness, and community engagement.

As part of this commitment, we have identified five key areas of health where focused support can have the greatest impact:

•Mind+ (Mental Well-being)
•Metabolic Health
•Heart Health
•Musculoskeletal Health
•Cancer Care and Prevention

Our programs include education, resources, and tools to help employees maintain and improve their health in these areas, such as screenings, early detection initiatives, and guidance for managing chronic conditions.

Mental well-being remains a cornerstone of our approach. Through Mind+, we offer a wide range of mental health resources and foster an environment where employees feel comfortable discussing mental health and accessing support.

We believe that when employees feel their best, physically, mentally, and emotionally, they are more innovative, resilient, and able to build stronger relationships. Prioritizing well-being helps employees thrive at home and at work and supports our mission to help patients around the world live longer, healthier, and more productive lives.

Talent Development

Developing talent around the globe is critical to achieving our mission at Edwards. We believe in developing talent from within and have a long-term commitment to building the leadership and technical skills for the present and future needs of the business. Edwards provides in-depth learning and development resources for employees at all levels, including blended learning opportunities such as in-person, virtual, and online courses, capability assessments, coaching, and developmental experiences. We are committed to enabling our employees to have long-term careers at Edwards by encouraging each employee to take ownership of their professional development, engage in the significant resources available, and leverage the performance management and feedback process to be on a journey of continuous growth. We also encourage managers to be involved in helping their employees develop enhanced personal, professional, and leadership skills. Our learning and development strategy aims to have a balanced focus on building leadership and technical capabilities, with resources dedicated to building learning and development for global leaders, such as our course on ethical decision making for managers, and developing technical skills and capabilities for our functional teams. Our learning and development initiatives are designed to support and sustain Edwards’ values and unique culture, inspiring our employees to collaborate, innovate, and grow, ultimately enabling us to better serve our patients.

Headcount and Labor Representation

As of December 31, 2025, we had approximately 16,000 employees worldwide, the majority of whom were located in the United States, Singapore, and Costa Rica. None of our North American employees are represented by a labor union. In various countries outside of North America, we interact with trade unions and works councils that represent employees.

Additional details regarding talent development, compensation, and employee health and safety can be found in our Corporate Impact Report posted on our website at www.edwards.com under “Investors — Governance & Corporate Impact.”

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

•Dependence on key physicians. research institutions, and hospital systems
•Public health crises, including pandemics and epidemics
•Reliance on vendors, suppliers, and other third parties
•Use of, or failure to effectively and timely utilize, emerging technologies, including artificial intelligence (“AI”)
•Damage, failure, or interruption of our information technology systems, including due to cybersecurity attacks and breaches
•Failure to recruit and retain qualified talent or execute management succession plans
•Failure to integrate acquired businesses
•Risks associated with the sale of our Critical Care product group

Global Macroeconomic and Industry Risks

•Risks associated with global economic, political and social conditions
•Risks related to our international operations
•Inability to obtain government reimbursement or reductions in reimbursement levels
•Industry consolidation

Legal, Compliance and Regulatory Risks

•Inability to protect our intellectual property
•Inability to defend against intellectual property claims from third parties
•Reduced access and demand for our products as a result of, and compliance with, health care legislation and other government regulations
•Risks related to domestic and foreign income and non-income taxes
•Risks related to data privacy and security laws
•Losses from product liability claims
•Use of products in unapproved circumstances
•Substantial costs from environmental, health and safety regulations
•Climate change
•Risks relating to animal-borne illnesses

Business and Operating Risks

Failure to successfully innovate and develop new and differentiated products in a timely manner and effectively market these products could have a material effect on our prospects.

Our continued growth and success depend on our ability to innovate and develop new and differentiated products in a timely manner and effectively market these products. Without timely innovation and development, our products could be rendered obsolete or less competitive because of the introduction of a competitor's newer technologies or changing customer preferences. Innovating products requires the devotion of significant financial and other resources to research and development activities; however, there is no certainty that the products we are currently developing will complete the development process, or that we will obtain the regulatory or other approvals required to market such products in a timely manner or at all. Even if we timely innovate and develop products, our ability to successfully market them could be limited by a number of different factors, including competitive products and pricing, barriers in patient activation (including disease awareness, detection, and diagnosis), restrictive requirements in the U.S. national coverage determination for transcatheter aortic valve replacement procedures, the need for regulatory clearance, restrictions imposed on approved indications, capacity constraints within hospital systems, including staffing shortages and the availability of catheterization laboratories, and uncertainty over third-party reimbursement. Failure in any of these areas could have a material effect on our prospects.

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

The manufacture and sterilization of many of our products are highly complex due in part to rigorous regulatory requirements. Quality is extremely important for many reasons, including due to the serious and costly consequences of a product failure. Safety is also critically important. Problems can arise for a number of reasons, including disruption of facility utilities, equipment malfunction, failure to follow protocols and procedures, raw material problems (including cost volatility and availability), software problems, cybersecurity incidents, or human error. Disruptions can occur at any time, including during production line transfers and expansions. Disruptions can also occur if our manufacturing and warehousing facilities are damaged by earthquakes, hurricanes, volcanoes, fires, and other natural disasters or catastrophic circumstances. As we expand into new markets and scale new products for commercial production, we may face unanticipated delays or surges in demand which could strain our production capacity and lead to other types of disruption. If any of these manufacturing, logistics, or quality problems arise or if we or one of our suppliers or logistics partners otherwise fail to meet internal quality standards or those of the FDA or other applicable regulatory body, our reputation could be damaged, we could become subject to a safety alert or a recall (whether voluntary or mandated), we could incur product liability and other costs, product approvals and production could be delayed, and our business could otherwise be materially adversely affected.

We operate in highly competitive markets, and if we do not compete effectively, our business will be harmed.

We face substantial competition and compete with technologies of many types and companies of all sizes on the basis of cost-effectiveness, technological innovations, product performance, brand name recognition, breadth of product offerings, real or perceived product advantages, pricing and availability and rate of reimbursement. In addition, given the trend toward value-based healthcare, if we are not able to continue to demonstrate the full value of our differentiated products to healthcare providers and payors, our competitive position could be adversely affected. We have in the past and are continuing to experience constrained procedure volumes and sales for our products because more products, including Edwards’ own products, are competing for the same facilities and staffing within hospitals. See “Competition” under “Business” in Part I, Item 1 included herein.

The success of many of our products depends upon certain key physicians, research institutions, and hospital systems.

We work with leading global physicians and research institutions who provide considerable knowledge and experience. These physicians may assist us as researchers, marketing consultants, product trainers and consultants, inventors, and public speakers. If new laws, regulations, or other developments limit our ability to appropriately engage these professionals or with the research institutions of which they are a part or to continue to receive their advice and input or we are otherwise unsuccessful in maintaining strong working relationships with these physicians or their research institutions, the development, marketing, and successful use of our products could suffer, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, we rely on hospital systems to be able to hire staff and have available facilities, including catheterization laboratories, to perform procedures using our products. With multiple new technologies competing for these facilities, including technologies we develop and introduce in both our TAVR and TMTT product groups, a decision by a hospital system, particularly a large hospital system, not to adequately staff or provide facilities necessary to perform procedures using our products, or a decision to use a competitors’ products instead of ours, has in the past and may continue in the future to meaningfully adversely impact our ability to sell our products, resulting in lower sales and revenue than we forecasted, which could have a material adverse effect on our business, financial condition, and results of operations.

We are subject to risks associated with public health crises.

We are subject to risks associated with public health crises, including pandemics and epidemics, the timing and effects of which are highly uncertain and difficult to predict, and could disrupt our business and the hospital systems and supply chains in which we operate and result in material adverse impacts on our business, financial condition, and results of operations.

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

•The limitation or ban of certain chemicals or other materials used in the manufacture of our products; and

•Delays, shortages and price increases due to trade or regulatory embargoes.

Additionally, any significant increases in the cost of raw materials, whether due to inflationary pressure, supply constraints, the imposition of tariffs, regulatory changes, or otherwise, could adversely impact our operating results. A change or addition to our vendors could require significant effort due to the rigorous regulations and requirements of the FDA and other regulatory authorities; it could be difficult to establish additional or replacement sources on a timely basis or at all, which could have a material adverse effect on our business, financial condition, and results of operations.

Our use of, or our failure to effectively and timely utilize, emerging technologies, including AI, could adversely impact our business and financial results.

We use AI and other emerging technologies in various facets of our operations and our business. The legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain. The rapid advancement of these technologies entails risks, including potential deficiencies in AI-generated information and increased regulatory, cybersecurity, privacy, intellectual property and data-related risks. Another risk may arise if we are unable to timely utilize AI for technological innovation and business operation efficiency in a manner that is faster and more effective than our competitors. In addition, compliance with new or changing laws, regulations or industry standards relating to AI may impose significant costs on us and limit our ability to effectively develop, deploy or use AI technologies. Furthermore, if we are unable to effectively manage the use of AI technologies by our employees and service providers, our confidential information, intellectual property and reputation could be put at risk. Failure to appropriately respond to this evolving landscape may result in reputational, competitive and business harm as well as litigation and regulatory action and fines, penalties and expenses related thereto.

Failure to protect our information technology infrastructure and our products against cybersecurity attacks, network security breaches, service interruptions, or data corruption could materially disrupt our operations and adversely affect our business and operating results.

The operation of our business depends on our information technology systems and the information technology systems of certain of our service providers and suppliers. We rely on our information technology systems to, among other things, effectively manage sales and marketing data, accounting and financial functions, inventory management, product development tasks, clinical data, customer service and technical support functions. Our information technology systems are vulnerable to damage or interruption from earthquakes, fires, floods and other natural disasters, terrorist attacks, power losses, computer system or data network failures or outages, security breaches, and data corruption.

In addition, our information technology infrastructure and products are vulnerable to cybersecurity attacks. Cybersecurity attacks can include, but are not limited to, computer viruses, denial-of-service attacks, phishing attacks, ransomware attacks, and other introduction of malware to computers and networks; social engineering or other unauthorized access through the use of compromised credentials; exploitation of design flaws, bugs, or security vulnerabilities; intentional or unintentional acts by employees or other insiders with access privileges; and intentional acts of vandalism by third parties and sabotage. Further, cybersecurity threats and the techniques used in cybersecurity attacks change, develop, and evolve rapidly, including from emerging technologies, such as advanced forms of AI and quantum computing. In addition, we rely upon technology suppliers, including cloud‑based data management applications hosted by third‑party service providers, whose cybersecurity and information technology systems are subject to similar risks. While we are not aware of any cybersecurity attacks that have materially affected our business, financial condition, or operations, the preventative measures we have implemented to date may not be sufficient to prevent, mitigate, or offset a future incident that may materially and adversely impact us.

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

Our continued success depends, in large part, on our ability to hire and retain qualified people and execute on our talent management and succession plans, and if we are unable to do so, our business and operations may be impaired or disrupted. See “Human Capital Management Strategy” under “Business” in Part I, Item 1 included herein. Competition for highly qualified people is intense, and there is no assurance that we will be successful in attracting or retaining replacements to fill vacant positions, successors to fill retirements or employees moving to new positions, or other highly qualified personnel.

Failure to successfully integrate acquired businesses, technologies or strategic alliances, or challenges related to the execution of acquisitions or divestitures, as well as liabilities or claims relating to such acquired businesses or divestitures, could adversely affect our business and results of operations.

As part of our strategy, we actively manage a portfolio of businesses, technologies, services, and products as well as enter into potential strategic alliances. If we are unable to acquire businesses or technologies or other transactions on a timely basis or at all, we will not be able to execute our strategy and our business and results of operations may be adversely impacted. The integration of acquired businesses and technologies may be costly and may divert significant amounts of resources, including management and employee time and attention, away from the development and commercialization of our other products. Our failure to successfully manage the integration and growth of acquired businesses and technologies and our existing structural heart therapies could have an adverse impact on our business. We may not receive the anticipated benefits of acquisitions despite such expenses and diversion of resources, and acquisitions may not prove to be profitable. Furthermore, we may face unforeseen challenges in executing our strategic plans to expand our products and therapies, which could cause our business and results of operations to suffer. Acquired businesses may have liabilities, or be subject to claims, litigation or investigations that we did not anticipate or which exceed our estimates at the time of the acquisition.

From time to time, we identify operations and products that are underperforming or that do not fit with our longer-term business strategy, such as our recent divestiture of our Critical Care product group, or there may be unforeseen operating difficulties and significant expenditures during the integration of an acquired business, technology, service or product into our existing operations. We have written down the value of certain acquired assets in the past, and may be required to do so in the future. We have also previously decided to, and may in the future decide to, dispose of underperforming operations or products or voluntarily cease operations related to a product. In addition, we have previously been required, and may in the future be required, to record charges or write-downs in connection with acquisitions and divestitures, including charges related to developed technology and/or in-process research and development assets. We have also been, and may in the future be, party to disputes arising from divestitures or ceased operations related to certain products, which have previously and may in the future result in litigation, liability or reputational harm. Any of these events could have a material adverse effect on our business, financial condition, and results of operations.

We are subject to risks associated with the sale of our Critical Care product group.

On September 3, 2024, we sold our Critical Care product group to Becton, Dickinson and Company. We are subject to risks involved with transferring the Critical Care product group and functioning under interim operating model arrangements, such as increased complexity of operations, including, but not limited to, those related to finance, quality, and information technology, diversion of management’s attention to our business, and additional related risks and costs which can have an adverse effect on our business, financial condition, and results of operations.

Global Macroeconomic and Industry Risks

We may be adversely impacted by global economic, political and social conditions.

We conduct extensive global operations and have been impacted and may continue to be negatively impacted by general global economic, political and social conditions, although we cannot predict the extent to which such conditions may negatively impact our business. These include, but are not limited to, conditions impacting inflation, credit and capital markets, interest rates, tax law, including tax rate and policy changes, factors affecting global economic stability, tariffs and the political environment relating to health care. These and other conditions could also adversely affect our customers, payers, vendors and other stakeholders and may impact their ability or decision to purchase our products or make payments on a timely basis.

Our international operations subject us to certain business risks.

We are from time to time impacted by a variety of risks associated with doing business internationally that can harm our future results, including the following:

•trade protection measures, quotas, embargoes, import or export requirements, and duties, tariffs, or surcharges (including existing or potential future tariffs imposed by the U.S. on goods from other countries and tariffs imposed by other countries on U.S. goods);
•cultural or other local factors affecting financial terms with customers;
•global regulations including those related to health care, labor and environmental, social and governance; military conflict, political unrest, or wars;
•scrutiny from governmental bodies regarding the pricing of our products; and
•currency exchange rate fluctuations; that is, decreases in the value of the United States dollar to the Euro or the Japanese yen, as well as other currencies in which we transact business, have the effect of increasing our reported sales even when the volume of sales outside of the United States has remained constant. Increases in the value of the United States dollar relative to the Euro or the Japanese yen, as well as other currencies, have the opposite effect. Significant increases or decreases in the value of the United States dollar could have a material adverse effect on our sales, cost of sales, or results of operations.

Additionally, the U.S. Department of Commerce recently initiated an investigation under Section 232 of the Trade Expansion Act of 1962, as amended, into (among other things) imports of personal protective equipment, medical consumables and medical equipment (including devices), to determine whether they threaten U.S. national security, which further creates policy uncertainty in terms of tariffs. The current tariff environment is dynamic, as the U.S. government has imposed, modified and paused tariffs multiple times since the beginning of 2025. Changes to tariffs and other trade restrictions can be announced at any time with little or no notice. We cannot predict with certainty the future trade policy of the U.S. or other countries. We are monitoring recent judicial developments and executive branch responses related to U.S. tariffs; however, the impact, if any, cannot be reasonably estimated at this time. Tariffs may cause (i) increases in manufacturing costs, (ii) disruptions or delays to our supply chain, (iii) limitations on our ability to sell our products domestically or abroad, and (iv) reductions in sales volumes and gross margins for our products, any of which could negatively affect our business, financial condition, and results of operations. The ultimate impact of any existing or new tariffs or other changes in international trade policies on our business, financial condition, results of operations and cash flows is subject to a number of factors, including, but not limited to, the duration of such tariffs, changes in tariff rates, the amount, scope and nature of the tariffs, the results of the Section 232 investigation referenced above, any countermeasures that target countries may take or any mitigating actions that may become available.

If government or other third-party payors decline to reimburse our customers for our products or impose other cost containment measures to reduce reimbursement levels, our ability to profitably sell our products will be harmed.

We sell our products and technologies to hospitals and other health care providers, nearly all of which receive reimbursement for the health care services provided to patients from third-party payors, such as government programs (both domestic and outside of the United States), private insurance plans, and managed care programs. The ability of customers to obtain appropriate reimbursement for their products from private and governmental third-party payors is critical to our success. The availability of reimbursement affects which products customers purchase and could impact pricing. Reimbursement varies from country to country and can significantly impact acceptance of new products.

Government and other third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for medical products and services. Reimbursement levels may be decreased in the future. Additionally, future legislation, regulation, or reimbursement policies of third-party payors may otherwise adversely affect the demand for and price levels of our products. The introduction of cost containment incentives, combined with closer scrutiny of health care expenditures by both private health insurers and employers, has resulted in increased discounts and contractual adjustments to hospital charges for services performed. Hospitals or physicians may respond to such cost-containment pressures by substituting lower cost products or other therapies, to the extent they are available.

Third-party payors may deny reimbursement if they determine that a device used in a procedure was not used in accordance with coverage requirements as determined by such third-party payors or was used for an unapproved indication. Third-party payors may also deny reimbursement for experimental procedures and devices. We believe or have demonstrated through studies or analyses that many of our existing products are cost-effective, because they are intended to improve quality of life and can reduce overall health care costs in the short- and long-term. We cannot be certain that these third-party payors will recognize these cost savings and quality of life benefits instead of merely focusing on the lower initial costs associated with competing therapies, to the extent they exist. If our products do not meet coverage requirements by third-party payors, our customers may not be reimbursed for them, resulting in lower sales of our products.

Continued consolidation in the health care industry could have an adverse effect on our sales and results of operations.

The health care industry has been consolidating, and organizations such as GPOs, independent delivery networks, and large single accounts, such as the United States Veterans Administration, continue to consolidate purchasing decisions for many of our health care provider customers. As a result, transactions with customers are larger and more complex, and tend to involve more long-term contracts. The purchasing power of these larger customers has increased, and may continue to increase, causing downward pressure on product pricing. If we are not one of the providers selected by one of these organizations, we may be precluded from making sales to its members or participants. Even if we are one of the selected providers, we may be at a disadvantage relative to other selected providers that are able to offer volume discounts based on purchases of a broader range of medical equipment and supplies. Further, we may be required to commit to pricing that has a material adverse effect on our revenues, profit margins, business, financial condition, and results of operations. We expect that market demand, governmental regulations, third-party reimbursement policies, and societal pressures will continue to drive consolidation and increase pricing pressure.

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

We spend significant resources to protect and enforce our intellectual property rights, sometimes resulting in expensive and time-consuming litigation that is complex and may ultimately be unsuccessful. Our inability to protect our intellectual property could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Third parties may claim we are infringing their intellectual property, and we could suffer significant litigation or licensing expenses or be prevented from selling products.

During recent years, we and our competitors have been involved in substantial litigation regarding patent and other intellectual property rights, which is typically costly and time-consuming. We may be forced to defend against claims and legal actions alleging infringement of the intellectual property rights of others, and, if our defense is unsuccessful, we could have significant liabilities to third parties or face injunctions that bar the sale of our products, or could require us to seek licenses from third parties. Such licenses may not be available on commercially reasonable terms, may prevent us from manufacturing, selling, or using certain products, or may be non-exclusive, which could provide our competitors access to the same technologies.

In addition, third parties could also obtain patents that may require us to either redesign products or negotiate licenses from such third parties, which may be costly, unavailable, or require us to exit a particular product offering.

Health care legislation and other regulations may adversely impact access to and demand for our products.

We are subject to various federal and foreign laws that govern our domestic and international business practices. For example, in the United States, continued implementation of the Affordable Care Act and the 21st Century Cures Act, or any future legislation, including deficit reduction legislation, could impact medical procedure volumes, reimbursement for our products, and demand for our products or the prices at which we sell our products.

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

We and our customers are subject to healthcare legislation and other rigorous governmental regulations and we may incur significant expenses to comply with these regulations. In addition, failure to comply with these regulations could subject us to substantial sanctions and may impact our ability to sell our products in certain countries which could adversely affect our business, financial condition, and results of operations.

The medical technologies we create, study, manufacture, and market globally are subject to rigorous regulation and scrutiny by the FDA and various other federal, state, and foreign governmental authorities, including the European Union's European Commission (the “Commission”), which promulgated the European Medical Device Regulation (“EU MDR”). Government regulation applies to nearly all aspects of our products’ lifecycles, including testing, clinical study, manufacturing, transporting, sourcing, safety, labeling, storing, packaging, recordkeeping, reporting, advertising, promoting, distributing, marketing, and importing or exporting of medical devices and products. In general, unless an exemption applies, a medical device or product must receive regulatory approval or clearance before it can be marketed or sold. Modifications to existing products or the marketing of new uses for existing products also may require regulatory approvals, approval supplements, or clearances. If we are unable to obtain these required approvals, we may be required to cease manufacturing and sale, or recall or restrict the use of such modified device, pay fines, or take other action until such time as appropriate clearance or approval is obtained. More specifically relating to the EU MDR which came into effect in May 2017 and became applicable in May 2021 with a staggered transition period, all regulated products must be assessed by notified bodies (organizations designated by EU member states) as to whether they meet the technical requirements of the EU MDR before entering the market in Europe. During the transition period, with the influx of submissions to the notified bodies, any delay on obtaining approvals may result in a disruption of device supply or a further delay in getting a device to market. In addition, in the EU, we import some of our devices through our offices in Switzerland. Switzerland is not a member state of the EU, but is linked to the EU through bilateral treaties; therefore, the free movement of goods, including medical devices, between the EU and Switzerland after implementation of the EU MDR required a revised MRA. If an MRA covering the EU MDR is not put in place, then non-EU manufacturers may be required to make significant changes, including replacement of Swiss economic operators with operators based in EU member states, and changes will need to be made to our device labeling and/or packaging to satisfy EU MDR requirements. If these measures are unable to be taken, it may no longer be possible to place such devices on the EU market.

Regulatory agencies may refuse to grant approval or clearance, or review and disagree with our interpretation of approvals or clearances, or with our decision that regulatory approval is not required or has been maintained. Regulatory submissions may require the provision of additional data and may be time consuming and costly, and their outcome is uncertain. Regulatory agencies may also change policies, adopt additional regulations, or revise existing regulations, each of which could prevent or delay approval or clearance of devices, or could impact our ability to market a previously cleared, approved, or unregulated device. Additionally, the United States federal government has shut down several times in recent years, most recently on October 1, 2025, during which many government agencies, including the FDA, furloughed critical employees and stopped critical activities. A prolonged government shutdown could significantly affect the FDA’s timely review of any regulatory filings or applications we submit, which could result in delays or failures to obtain or maintain regulatory approvals, clearances or to comply with regulatory requirements. Our failure to comply with these regulatory requirements of the FDA, the Commission, or other applicable regulatory requirements in the United States or elsewhere might subject us to administratively or judicially imposed sanctions. These sanctions may include, among others, warning letters, fines, civil penalties, criminal penalties, injunctions, debarment, product seizure or detention, product recalls and total or partial suspension of production, sale and/or promotion. Any of the foregoing actions could result in decreased sales including as a result of negative publicity and product liability claims, and could have a material adverse effect on our business, financial condition, results of operations, and prospects. In addition to the sanctions for noncompliance described above, commencement of an enforcement proceeding, inspection, or investigation could divert substantial management attention from the operation of our business and have an adverse effect on our business, financial condition, and results of operations.

We are also subject to various United States and foreign laws pertaining to health care pricing, anti-competition, anti-corruption, and fraud and abuse, including prohibitions on kickbacks and the submission of false claims laws and restrictions on relationships with physicians and other referral sources. Further, we and our suppliers are subject to various United States and foreign regulations regarding environmental, social and governance matters. These laws are global and broad in scope, are rapidly increasing and are constantly evolving, which could require us to incur substantial costs and utilize internal resources to monitor the regulations and to comply. Any alleged or actual violations of these laws may subject us to government investigations and significant criminal or civil sanctions and may impact our ability to sell products in certain jurisdictions in addition to other liabilities, including substantial fines, imprisonment, and exclusion from participation in governmental health care programs.

We face a number of risks related to our income taxes in the United States as well as other jurisdictions.

Provision for Income Taxes. Our provision for income taxes and our effective tax rate could fluctuate due to changes in the mix of earnings and losses in countries with differing statutory tax rates. Our income tax provision could also be impacted by changes in excess tax benefits of stock-based compensation, federal and state tax credits, non-deductible expenses, changes in the valuation of deferred tax assets and liabilities and our ability to utilize them, the applicability and creditability of withholding taxes, and effects from acquisitions.

Tax Reform. Our provision for income taxes could be materially impacted by changes in accounting principles or evolving tax laws, including, but not limited to, global corporate tax reform and base-erosion and tax transparency efforts. For example, many countries are aligning their international tax rules with the Organisation for Economic Co-operation and Development’s Base Erosion and Profit Shifting Pillar Two recommendations and action plans that aim to standardize and modernize international corporate tax policy, including changes to cross-border taxes, transfer pricing documentation rules, nexus-based tax practices, and taxation of digital activities. The effective dates of implementation, the interactions of tax reforms in multiple jurisdictions, uncertainty related to dispute resolution mechanisms, and any ultimate agreement regarding treatment of the U.S. tax regime as a qualified side-by-side Pillar Two system, could impact our provision for income taxes.

Tax Audits. We are subject to ongoing tax audits in the various jurisdictions in which we operate. Tax authorities have disagreed and may disagree with certain positions we have taken and assess additional taxes that could be material. Please see Note 19 to our Consolidated Financial Statements in this report for information regarding our current audits and disputes with tax authorities. Although we regularly assess the likely outcomes of such audits and record reserves for potential tax payments, the calculation of tax liabilities involves the application of complex tax laws, and our estimates could be different than the amounts for which we are ultimately liable. In addition, we have challenged in the past and may decide in the future to challenge any assessments, if made, and may exercise our right to appeal, which could result in expensive and time-consuming litigation that may ultimately be unsuccessful.

Tax Incentives. We benefit from various global tax incentives extended to encourage investment or employment. Several foreign jurisdictions have granted us tax incentives which require renewal at various times in the future. If our incentives are not renewed or we cannot or do not wish to satisfy all or part of the tax incentive conditions, we may lose the tax incentives and could be required to refund tax incentives previously realized. As a result, our provision for income taxes could be higher than it would have been had we maintained the benefits of the tax incentives.

Failure to comply with data privacy and security laws could have a material adverse effect on our business.

We are required to comply with increasingly complex and changing legal and regulatory requirements that govern the collection, use, storage, security, transfer, disclosure, and other processing of personal data in the United States and in other countries, which may include, but are not limited to, the Health Insurance Portability and Accountability Act (“HIPPA”), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, the General Data Protection Regulation (“GDPR”) adopted by the EU and the California Privacy Rights Act (“CRPA”) and the California Consumer Privacy Act, as amended by the CRPA (the “CCPA”). The GDPR imposes stringent EU data protection requirements and provides for significant penalties for noncompliance. HIPAA also imposes stringent data privacy and security requirements and the regulatory authority has imposed significant fines and penalties on organizations found to be out of compliance. The CCPA and the CRPA provides consumers with a private right of action against companies that have a security breach due to lack of appropriate security measures. These laws affect how we collect and use data of our employees, customers, and other parties, including patients treated with our products, and they may further restrict our transfer and use of such data, and can expose us to investigations and enforcement actions by regulatory authorities and claims from individuals potentially resulting in penalties and significant legal liability, if our efforts to protect such confidential personal information are inadequate. These laws, as well as similar laws being enacted by other states and countries, impose substantial requirements that involve the expenditure of significant resources and the investment of significant time and effort to comply. We also rely on third parties to host or otherwise process some of this data, who are subject to similar risks, and any failure by such third parties to comply with data privacy and security laws or protect such confidential information, could harm our reputation and have a material adverse effect on our business.

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

We are subject to litigation, investigations, and other legal proceedings relating to our products, customers, competitors, and government regulators that could materially adversely affect our financial condition, divert management’s attention, and harm our business.

We are, and may become, subject to various legal proceedings, investigations and claims that arise in or outside the ordinary course of business. The outcome of these legal proceedings cannot be predicted with certainty. We purchase and maintain business insurance for certain liabilities; however, we cannot determine whether our existing business insurance program would be sufficient to cover the costs or potential losses related to our lawsuits and legal proceedings or otherwise be excluded under the terms of any insurance policy. Regardless of merit, litigation may be time-consuming and disruptive to our operations and cause significant legal costs (including settlements, judgments, legal fees and other related defense costs) and diversion of management attention. We could also be subject to governmental investigations in connection with some of these claims. If we do not prevail in these legal proceedings, we may be faced with significant monetary damages or injunctive relief against us that could have a material adverse effect on our business, financial condition, or results of operations. In addition, even if we believe that we have meritorious defenses, from time to time, we engage in settlement discussions and mediation and consider settlements taking into account various factors including, among other things, developments in such legal proceedings and the resulting risks and uncertainties.

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

Certain of our products, including pericardial tissue valves, are manufactured using bovine tissue. Concerns relating to the potential transmission of animal-borne illnesses, including BSE, commonly known as “mad cow disease,” from cows to humans may result in reduced acceptance of products containing bovine materials. Certain medical device regulatory agencies have considered whether to continue to permit the sale of medical devices that incorporate bovine material. We obtain bovine tissue only from closely controlled sources within the United States and Australia. The bovine tissue used in our pericardial tissue valves is from tissue types considered by global health and regulatory organizations to have shown no risk of infectibility for the suspected BSE infectious agent. We have not experienced any significant adverse impact on our sales as a result of concerns regarding BSE, but no assurance can be given that such an impact may not occur in the future.

Item 1B.    Unresolved Staff Comments

None.

Item 1C.    Cybersecurity

Risk Management and Strategy

Our Information Security team manages Edwards’ Information Security Program, which is focused on assessing, identifying and managing cybersecurity risk and information security threats. We evaluate cybersecurity risk on an ongoing basis, and it is a risk monitored through our overall enterprise risk management program, including by the executive leadership and the Board of Directors, described below under Governance.

To proactively manage cybersecurity risk in our organization, our management team has instituted an Edwards Information Technology Security Policy that is available to all employees through the employee handbook and on our intranet. We conduct information security training as part of our compliance program that occurs at least annually and is mandatory for all new employees. We also administer a cybersecurity training program for the Board of Directors. We also maintain insurance policies that may cover damages as a result of a cybersecurity incident. Internal and external stakeholders can access the Edwards Integrity Helpline 24/7 online or by phone, to report any security incidents for escalation. We also disclose information about our product security and provide relevant contact information for our stakeholders to report any product vulnerabilities.

To proactively identify, mitigate, and prepare for potential cybersecurity incidents, we maintain both a business continuity plan and cyber incident response plan with formalized workflows and playbooks. We periodically conduct simulation exercises involving employees at various levels of the organization. Our Information Security Program is designed to align with industry standards such as the National Institute of Standards and Technology Cybersecurity Framework, Center for Internet Security Framework and Open Web Application Security Project Top 10, among others. We leverage these frameworks to build security controls that are both specific to Edwards and aligned with best practices. In addition to tracking best practice frameworks, we also work with trusted third parties to help us assess and audit our cybersecurity program and annually audit our systems and test our IT infrastructure. Through these channels and others, we work to proactively identify potential vulnerabilities in our information security system and continually enhance our processes. As part of our efforts to track and shape industry best practices, the Information Security team is an affiliated member and active contributor of the Health Information Sharing and Analysis Center (“H-ISAC”).

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

Governance

Our Board of Directors and our Audit Committee oversee our enterprise-wide risk management, including with respect to cybersecurity. Our Chief Financial Officer presents information on our enterprise-wide risks to the Board of Directors at each of its regularly scheduled meetings. Our Senior Vice President (“SVP”), Enterprise Risk Management, presents to our Board of Directors and our Audit Committee at least once a year on our significant enterprise-wide risks as well as our enterprise-wide risk program. In addition, our Chief Information Security Officer (“CISO”) provides a report on cybersecurity and information security matters to the Audit Committee at each regularly scheduled meeting, minimally once a quarter.

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

Finally, management has instituted our Information Security Council and Enterprise Risk Management Council, both of which are made up of senior leaders of the Company. The Information Security Council is tasked with overseeing information security matters at Edwards, including cybersecurity. This council serves as an escalation point for issues requiring concerted action and, in turn, informs executive management regarding information security and cybersecurity risks and issues. The Enterprise Risk Management Council is tasked with proactive management of our enterprise-wide risks, including information security risks that also include cybersecurity. This council is responsible for assessing and providing input into the enterprise risks that are presented to the Board of Directors.

Item 2.    Properties

The locations and uses of our major properties are as follows:

North America
Irvine, California	(1)	Corporate Headquarters, Research and Development, Regulatory and Clinical Affairs, Manufacturing, Marketing, Administration
Draper, Utah	(1),(2)	Manufacturing, Administration
Naperville, Illinois	(2)	Manufacturing, Administration
Central America
Cartago, Costa Rica	(1),(2)	Manufacturing, Administration
Europe
Nyon, Switzerland	(1)	Administration, Marketing
Prague, Czech Republic	(2)	Administration
Shannon, Limerick, Ireland	(1),(2)	Manufacturing
Valencia, Spain	(3)	Manufacturing
Asia
Singapore	(1),(2)	Manufacturing, Distribution, Administration
Tokyo, Japan	(2)	Administration, Marketing, Distribution
Shanghai, China	(2)	Administration, Marketing
Caesarea, Israel	(2)	Research and Development
_______________________________________________________________________________
(1)    Owned property.
(2)    Leased property.
(3)    Under construction.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol “EW.”

Number of Stockholders

On January 31, 2026, there were 6,691 stockholders of record of our common stock.

Dividends

We have never paid any cash dividends on our capital stock and have no current plans to pay any cash dividends. Our current policy is to retain any future earnings for use in our business.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (a)
October 1, 2025 through October 31, 2025	425,194	$73.82	425,194	$2,022.1
November 1, 2025 through November 30, 2025	17,885	84.22	17,885	2,020.6
December 1, 2025 through December 31, 2025	81,464	84.76	81,464	2,013.7
Total	524,543	75.88	524,543

(a)    In August 2024, the Board of Directors approved a stock repurchase program providing for up to $1.5 billion of repurchases of our common stock. In September 2025, the Board of Directors approved up to an additional $1.5 billion of repurchases under this program. Repurchases under the program may be made on the open market, including pursuant to a Rule 10b5-1 plan, and in privately negotiated transactions. The repurchase program does not have an expiration date.

Performance Graph

The following graph compares the performance of our common stock with that of the S&P 500 Index and the S&P 500 Health Care Equipment Index. The cumulative total return listed below assumes an initial investment of $100 at the market close on December 31, 2020 and reinvestment of dividends. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

200
100
0
Dollars
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
Edwards Lifesciences
S&P 500
S&P 500 Health Care Equipment

	Total Cumulative Return
	2021	2022	2023	2024	2025
Edwards Lifesciences	$142.00	$81.78	$83.58	$81.15	$93.45
S&P 500	128.71	105.40	133.10	166.40	196.16
S&P 500 Health Care Equipment	119.35	96.84	105.60	117.15	126.87

Item 6.    [Reserved]

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents the factors that had a material effect on our results of operations during the two years ended December 31, 2025. Also discussed is our financial position as of December 31, 2025, and our consolidated cash flows for 2025 compared to 2024. You should read this discussion in conjunction with the historical consolidated financial statements and related notes included elsewhere in this Form 10-K. For a discussion related to the results of operations for 2024 compared to 2023 and a discussion related to our consolidated cash flows for 2024 compared to 2023, refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Annual Report on Form 10–K filed with the Securities and Exchange Commission on February 28, 2025.

Overview

We are the leading global structural heart disease innovation company, driven by a passion to improve patient lives. Through breakthrough technologies, world-class evidence, and meaningful partnerships with clinicians and healthcare stakeholders, our employees are inspired by our patient-focused culture to deliver life-changing innovations to those who need them most. We conduct operations worldwide and are managed in the following geographical regions: United States, Europe, Japan, and Rest of World. Our products are categorized into the following groups: Transcatheter Aortic Valve Replacement (“TAVR”), Transcatheter Mitral and Tricuspid Therapies (“TMTT”), and Surgical Structural Heart (“Surgical”).

On December 18, 2025, we completed the sale of a business that is not focused on implantable medical innovations for structural heart disease (the “non-core product group”). On September 3, 2024, we sold our Critical Care product group (“Critical Care”) to Becton, Dickinson and Company (“BD”). We concluded that the non-core product group met the criteria to be classified as held-for-sale in September 2024 and the Critical Care met the criteria to be classified as held-for-sale in June 2024. We determined that, when considered together, the conditions for discontinued operations presentation had been met with respect to each of Critical Care and the non-core product group (collectively, the “discontinued product groups”). As such, the historical financial condition and results of the discontinued product groups have been reflected as discontinued operations in our consolidated financial statements. Our discussion and analysis of our results of operations is reflective of our continuing operations. See Note 5 to the Consolidated Financial Statements for further information.

Financial Highlights and Market Update

Financial Highlights

Our net sales for 2025 were $6.1 billion, representing an increase of $628.1 million over 2024, driven primarily by sales growth of our TAVR and TMTT products.

Our gross profit increased in 2025, driven by our sales growth. Gross profit as a percentage of sales decreased primarily due to higher operational expenses. The decrease in our net income and diluted earnings per share in 2025 was driven primarily by increases in personnel-related costs, one-time charges related to impairments on our investments, and increased certain litigation expenses. For further information, see Note 3, Note 9 and Note 20 to the Consolidated Financial Statements.

Healthcare Environment, Opportunities, and Challenges

The medical technology industry is highly competitive and continues to evolve. Our success is measured both by the development of innovative products and the value we bring to our stakeholders. We are committed to developing new technologies and innovations, and we are committed to defending our intellectual property in support of those developments. Our vision for growth is to treat patients with both valvular and non-valvular structural heart disease, such as heart failure, which is a natural progression of the disease for many patients suffering from aortic stenosis and mitral and tricuspid regurgitation. In 2025, we invested 18% of our net sales in research and development. The following is a summary of important developments since January 1, 2025:

•we received United States Food and Drug Administration (“FDA”) approval for the SAPIEN 3 platform for severe aortic stenosis patients without symptoms;
•we received FDA and CE Mark approval for the SAPIEN M3 mitral valve replacement system, launching in both Europe and the U.S. the first transcatheter therapy utilizing a transseptal approach for treatment of patients with symptomatic (moderate-to-severe or severe) mitral regurgitation who are deemed unsuitable for surgery or transcatheter edge-to-edge therapy;
•we received a CE Mark for and launched in Europe the KONECT RESILIA aortic valved conduit, the first ready-to-implant solution with RESILIA tissue specifically designed for bio-Bentall procedures;
•we announced new eight-year data showing that patients receiving aortic surgical valves treated with our proprietary RESILIA tissue technology have significantly improved long-term outcomes compared to those receiving non-RESILIA tissue bioprosthetic valves;
•we announced ENCIRCLE pivotal trial results demonstrating successful patient outcomes supporting our portfolio of mitral and tricuspid therapies;
•we completed enrollment in the CLASP IIF trial for the PASCAL transcatheter valve repair system;
•we announced seven-year data from the PARTNER 3 trial, reaffirming the early and sustained patient benefits of Edwards TAVR; and
•we announced our founding sponsorship of the American Heart Association’s Heart Valve Initiative, a national effort to improve care and outcomes for the more than 28 million people living with heart valve disease worldwide.
We are dedicated to generating robust clinical, economic, and quality-of-life evidence increasingly expected by patients, clinicians, and payors in the current healthcare environment, with the goal of encouraging the adoption of innovative new medical therapies that demonstrate superior outcomes.

Results of Operations

Net Sales by Geographic Region
(dollars in millions)

	Years Ended December 31,		Change
	2025	2024	$	%
United States	$3,543.1	$3,206.0	$337.1	10.5%
Europe	1,517.5	1,321.7	195.8	14.8%
Japan	354.7	339.8	14.9	4.4%
Rest of World	652.3	572.0	80.3	14.0%
Outside of the United States	2,524.5	2,233.5	291.0	13.0%
Total net sales	$6,067.6	$5,439.5	$628.1	11.5%

Net sales outside of the United States include the impact of foreign currency exchange rate fluctuations, as further detailed in the discussion below. The impact of foreign currency exchange rate fluctuations on net sales is not necessarily indicative of the impact on net income due to the corresponding effect of foreign currency exchange rate fluctuations on international manufacturing and operating costs, and our hedging activities. For more information, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A.

Net Sales by Product Group
(dollars in millions)

	Years Ended December 31,		Change
	2025	2024	$	%
Transcatheter Aortic Valve Replacement	$4,487.7	$4,106.1	$381.6	9.3%
Transcatheter Mitral and Tricuspid Therapies	550.6	352.1	198.5	56.4%
Surgical Structural Heart	1,029.3	981.3	48.0	4.9%
Total net sales	$6,067.6	$5,439.5	$628.1	11.5%

Transcatheter Aortic Valve Replacement

For the years ended December 31, 2025 and 2024:

5,000
4,000
3,000
2,000
1,000
0
$ (Millions)
$4,487.7
$4,106.1
2025
2024

Net sales of TAVR products increased in 2025, driven by higher sales of the Edwards SAPIEN platform in 2025, primarily due to higher sales of the Edwards SAPIEN 3 Ultra RESILIA valve in the United States and Europe. In addition, foreign currency exchange rate fluctuations increased net sales outside of the United States by $26.7 million primarily due to the strengthening of the Euro against the United States dollar.

Transcatheter Mitral and Tricuspid Therapies

For the years ended December 31, 2025 and 2024:

$550.6
$352.1
600
500
400
300
200
100
0
$ (Millions)
2025
2024

The increase in net sales in 2025 of TMTT products was primarily due to higher sales of our PASCAL transcatheter edge-to-edge repair system and EVOQUE tricuspid valve replacement system in the United States and Europe.

Surgical Structural Heart

For the years ended December 31, 2025 and 2024:

$1,029.3
$981.3
1,200
1,000
800
600
400
200
0
$ (Millions)
2025
2024

Net sales of Surgical products increased in 2025 primarily due to higher sales of the INSPIRIS RESILIA aortic valve and the MITRIS RESILIA in the United States, Europe and Rest of World, and the KONECT RESILIA tissue valved conduit in the United States.

Gross Profit

For the years ended December 31, 2025 and 2024:
$4,733.4
$4,322.0
78.0%
79.5%
5,000
4,000
3,000
2,000
1,000
0
$ in millions
90
85
80
75
70
Percentage
2025
2024
Gross profit
Percent of net sales

Our gross profit increased in 2025 compared to 2024, driven by our sales growth discussed above. Gross profit as a percentage of net sales decreased in 2025, primarily driven by higher operational expenses.

Selling, General, and Administrative (“SG&A”) Expenses

For the years ended December 31, 2025 and 2024:
$ in millions
2,400
2,000
1,600
1,200
800
400
0
$2,085.2
34.4%
$1,789.2
32.9%
2025
2024
40
35
30
25
20
Percentage
SG&A
Percent of net sales

SG&A expenses increased in 2025 compared to 2024 primarily due to (a) higher field-based personnel-related costs in support of our growth strategy initiatives, primarily in the United States, (b) increased marketing expenses primarily related to TAVR, (c) increased performance-based compensation expenses, and (d) increased professional services costs to support the transition services agreement.

Research and Development (“R&D”) Expenses

For the years ended December 31, 2025 and 2024:
$ in millions
Percentage
1,200
900
600
300
0
30
25
20
15
10
$1,079.2
$1,053.0
17.8%
19.4%
2025
2024
R&D
Percent of net sales

R&D expenses increased in 2025 compared to 2024 primarily due to increased investments in implantable heart failure management innovations.

Intellectual Property Agreement and Certain Litigation Expenses

We incurred certain expenses related to legal settlement and contingency, intellectual property litigation, and tax litigation of $325.4 million and $40.4 million during 2025 and 2024, respectively. For further information, see Note 3, Note 9 and Note 20 to the Consolidated Financial Statements.

Change in Fair Value of Contingent Consideration Liabilities, net

The change in fair value of contingent consideration liabilities resulted in gains of $12.5 million during 2025, primarily due to changes in projected probabilities of milestone achievements.

Restructuring Charges, Separation Costs, and Other

In 2025 and 2024, we recorded expenses of $13.1 million and $32.9 million, respectively, related to severance associated with realignment initiatives. In 2025 and 2024, we also recorded expenses of $8.5 million and $19.0 million, respectively, primarily related to costs incurred for professional advisory services associated with the sale of Critical Care to BD.

For further information, see Note 4 to the Consolidated Financial Statements.

Intangible Assets Impairment Charges

Intangible assets impairment loss of $40.0 million in 2025 related to certain developed technology assets. There were no intangible assets impairment charges recognized in 2024.

Other Operating Income, net

Other operating income, net of $67.2 million in 2025 primarily included income from the transition services agreement relating to the sale of Critical Care of $63.7 million. For further information, see Note 5 to the Consolidated Financial Statements.

Interest Expense

Interest expense was $20.4 million and $19.8 million in 2025 and 2024, respectively. The increase in interest expense resulted primarily from lower capitalizable interest related to facilities construction.

Interest Income

Interest income was $168.8 million and $120.3 million in 2025 and 2024, respectively. The increase in interest income resulted primarily from a higher average investment balance.

Loss on Impairment

Loss on impairment of $146.9 million in 2025 related to our investment in a promissory note and our determination to not exercise an option to acquire one of our VIE investments. For further information, see Note 9 to the Consolidated Financial Statements.

Other Non-operating Income, net

Other non-operating income, net was $7.2 million and $68.9 million in 2025 and 2024, respectively. The decrease in other income was driven primarily by gains from the remeasurement of our previously held equity interests upon acquisition of the investees in 2024. For further information, see Note 10 to the Consolidated Financial Statements.

Provision for Income Taxes
($ in millions)

	Years Ended December 31,		Change
	2025	2024	$	%
Provision for income taxes	$216.9	$152.1	$64.8	42.6%
Effective tax rate	17.0%	9.8%

Our effective income tax rate in 2025 and 2024 was 17.0% and 9.8%, respectively. Our effective tax rate for 2025 increased in comparison to 2024 primarily due to the impact of Pillar Two (see below), other local tax increases, and certain non-deductible litigation expenses. For further information, see Note 3 to the Consolidated Financial Statements. The effective rates for 2025 and 2024 were lower than the federal statutory rate of 21% primarily due to (1) foreign earnings taxed at lower rates, (2) United States federal and California research and development credits, and (3) the tax benefit from foreign-derived intangible income.

Many countries are implementing some or all of the Organisation for Economic Co-operation and Development’s Base Erosion and Profit Shifting Pillar Two (“Pillar Two”) rules that impose a global minimum tax of 15% on reported profits. Although Pillar Two provides a framework for applying the minimum tax, countries may enact Pillar Two differently than the model rules and on different timelines and may adjust domestic tax incentives in response to Pillar Two. In addition, in January 2025, the United States issued an executive order announcing opposition to aspects of these rules. As countries continue to enact and refine the Pillar Two rules, we will evaluate the potential effects of Pillar Two on our effective tax rate. In 2025, the Pillar Two provisions resulted in additional tax expense of approximately $19.1 million.

In December 2017, the Tax Cuts and Jobs Act of 2017 (the "2017 Act") was signed into law. The 2017 Act required companies to pay a one-time mandatory deemed repatriation tax on the cumulative earnings of certain foreign subsidiaries that were previously tax deferred. We elected to pay the repatriation tax in installments over eight years. As of December 31, 2024, we had a remaining tax obligation of $78.5 million related to the deemed repatriation. The final installment of $78.5 million was paid in the second quarter of 2025.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the 2017 Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through

2027. The OBBBA did not have a material impact to our tax expense in 2025 and is not expected to have a material impact on future periods.

As of December 31, 2025, we had $245.3 million of gross California research expenditure tax credits that we expect to use in future periods. The credits may be carried forward indefinitely. Based upon anticipated future taxable income, we expect that it is more likely than not that all California research expenditure tax credits will be utilized, although the utilization of the full benefit is expected to be realized over an extended period of time. Accordingly, no valuation allowance has been provided. We also had $69.5 million of United States foreign tax credits of which $47.2 million are expected to be utilized before the end of the 10-year carryforward period. As a result, we recorded a valuation allowance of $22.3 million on the United States foreign tax credit carryforwards which have been determined to be unrealizable.

As of December 31, 2025, our gross uncertain tax positions were $767.4 million. We estimate that these liabilities would be reduced by $377.0 million from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, foreign income taxes, state income taxes, and timing adjustments. The net amount of $390.4 million, if not required, would favorably affect our effective tax rate.

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

In the first quarter of 2022, we executed an Advance Pricing Agreement (“APA”) between Japan and Switzerland covering distribution transactions for tax years 2020 through 2024, and in 2023, we executed an APA between Japan and the United States covering tax years 2020 through 2024. We also executed an APA in the fourth quarter of 2024 between Japan and Singapore covering tax years 2022 through 2026 with roll-back terms to cover the distribution of TAVR products beginning in 2020 and the distribution of Surgical products beginning in 2018. Considering ongoing supply chain changes, we have withdrawn our APA renewal application between Japan and the United States for tax years 2025 through 2029.

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

During 2021, we received a Notice of Proposed Adjustment (“NOPA”) from the IRS for the 2015 through 2017 tax years relating to transfer pricing involving Surgical/TAVR intercompany royalty transactions between our United States and Switzerland subsidiaries. The NOPA proposed a substantial increase to our United States taxable income, which could result in additional tax expense for the 2015 through 2017 period of approximately $260.0 million and reflects a departure from a transfer pricing method we had previously agreed upon with the IRS. We disagreed with the NOPA and pursued an administrative appeal with the IRS Independent Office of Appeals (“Appeals”). The Appeals process culminated in the third quarter of 2023 when we and Appeals concluded that a satisfactory resolution of the matter at the administrative level was not possible.

During the fourth quarter of 2023, Appeals issued a notice of deficiency (“NOD”) increasing our 2015 through 2017 United States federal income tax in amounts resulting from the income adjustments previously reflected in the

NOPA. The additional tax sought in excess of our filing is $269.3 million before consideration of interest and a repatriation tax offset.

We plan to vigorously contest the additional tax claimed by the IRS through the judicial process. Final resolution of this matter is not likely within the next 12 months. We believe the amounts previously accrued related to this uncertain tax position are appropriate for a number of reasons, including the interpretation and application of relevant tax laws and accounting standards to our facts and, accordingly, have not accrued any additional amount based on the NOD and other proceedings to date. Nonetheless, the outcome of the judicial process cannot be predicted with certainty, and it is possible that the outcome of that process could have a material impact on our consolidated financial statements. We made deposits with the IRS of $75 million in November 2022 and $305.1 million in March 2024 to prevent the further accrual of interest on that portion of any additional tax and interest we may ultimately be found to owe while we prepare to contest through the judicial process the IRS's entitlement to any of the additional tax claimed by the IRS. The IRS converted those deposits to advance payments, and, on December 20, 2024, we filed administrative claims for refunds of those payments with the IRS for the 2015 through 2017 tax years. We are now able to sue for refunds in the appropriate judicial forum.

Surgical/TAVR intercompany royalty transactions covering tax years 2018 through 2025 remain subject to IRS examination, and those transactions and related tax positions remain uncertain as of December 31, 2025. We have considered this information, as well as information regarding the NOD and other proceedings described above, in our evaluation of our uncertain tax positions. The impact of these unresolved transfer pricing matters, net of any correlative tax adjustments, may be significant to our consolidated financial statements. Based on the information currently available and numerous possible outcomes, we cannot reasonably estimate what, if any, changes in our existing uncertain tax positions may occur in the next 12 months and, therefore, have continued to record the uncertain tax positions as a long-term liability.

We have received tax incentives in certain non-United States tax jurisdictions, the primary benefit for which will expire in 2032. The tax reductions to cash tax expense as compared to the local statutory rates were $93.9 million ($0.16 per diluted share) and $249.3 million ($0.42 per diluted share) for the years ended December 31, 2025 and 2024, respectively.

During the first quarter of 2024, we received a notice of assessment from the Israel Tax Authority (the “ITA”) wherein the ITA claimed that we owed approximately $110.0 million of tax excluding interest and penalties in connection with a claimed 2017 transfer of intellectual property. We maintain that we did not transfer intellectual property outside of Israel in 2017 or in any subsequent year. We filed a formal appeal of the assessment in the third quarter of 2024. During the fourth quarter of 2024, we received a second notice of assessment from the ITA claiming that we owe additional tax of approximately $16.0 million excluding interest and penalties for the 2018 through 2022 tax years based entirely on the collateral impacts of the 2017 assessment. We filed a formal appeal of the second assessment in the first quarter of 2025. In the third quarter of 2025, the ITA agreed that intellectual property was not transferred in 2017 and withdrew its assessment. While the appeals process for the 2018 through 2022 years runs through March 2026, we expect the 2018 through 2022 assessment to also be withdrawn prior to expiration of the appeals process based on the ITA’s conclusion that IP was not transferred in 2017. If not withdrawn, we will defend our position through judicial proceedings.

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

As of December 31, 2025, cash, cash equivalents, and short-term investments held in the United States and outside of the United States were $3.7 billion and $516.1 million, respectively. During 2025, we repatriated cash of $1.5 billion. We assert that $405.8 million of our foreign earnings continue to be permanently reinvested and our intent is to repatriate, in the future, $720.9 million of our foreign earnings as of December 31, 2025. The estimated net tax liability on the indefinitely reinvested earnings if repatriated is $1.2 million.

We have a five-year Credit Agreement (the “Credit Agreement”) that provides for a $750.0 million multi-currency unsecured revolving credit facility and matures on July 15, 2027. We may increase the amount available under the Credit Agreement by up to an additional $250.0 million in the aggregate and extend the maturity date for an additional year, subject to the agreement of the lenders. As of December 31, 2025, no amounts were outstanding under the Credit Agreement.

In June 2018, we issued $600.0 million of 4.3% fixed-rate unsecured senior notes (the "2018 Notes") due June 15, 2028. We may redeem the 2018 Notes, in whole or in part, at any time and from time to time at specified redemption prices. As of December 31, 2025, we have not elected to redeem any of the 2018 Notes. As of December 31, 2025, the carrying value of the 2018 Notes was $598.3 million. For further information on our debt, see Note 12 to the Consolidated Financial Statements.

From time to time, we repurchase shares of our common stock under share repurchase programs authorized by the Board of Directors. We consider several factors in determining when to execute share repurchases, including, among other things, expected dilution from stock plans, cash capacity, and the market price of our common stock. During 2025, under the Board of Directors authorized repurchase program, we repurchased a total of 11.7 million shares at an aggregate cost of $884.7 million, including pursuant to $750.0 million of accelerated share repurchase agreements executed during the period. For further information, see Note 16 to the Consolidated Financial Statements. As of December 31, 2025, we had remaining authority to purchase up to $2.0 billion of our common stock under the share repurchase program.

In December 2025, we completed the sale of our non-core product group. Per the agreement, we could earn additional earnouts of up to $40.0 million based on certain revenue-based milestones. During 2024, we completed acquisitions of multiple medical device companies. We are required to pay up to an additional $200.0 million of potential payments upon achievement of certain regulatory, performance, and sales milestones. For further information, see Note 10 to the Consolidated Financial Statements.

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
Consolidated Cash Flows - For the Years Ended December 31, 2025 and 2024
Net cash flows provided by operating activities of $1,595.2 million for 2025 increased $1,052.9 million from 2024 primarily due to (1) improved operating performance in 2025, and (2) lower tax payments during the year ended December 31, 2025, which included $175.3 million of local tax payments associated with the sale of Critical Care, compared to the year ended December 31, 2024, which included $469.7 million of tax payments related to the sale of Critical Care and a $305.1 million tax deposit we made to mitigate interest on potential tax liabilities we are contesting through the judicial process (for further information, see Note 19 to the Consolidated Financial Statements).

Net cash used in investing activities of $712.9 million in 2025 consisted primarily of net purchases of investments of $335.2 million, capital expenditures of $260.2 million, issuances of notes receivable of $140.9 million, a payment for a net working capital adjustment of $36.3 million related to the sale of Critical Care, and payments of acquisition options of $25.1 million, partially offset by net proceeds from the sale of our non-core product group of $78.8 million.

Net cash provided by investing activities of $2.3 billion in 2024 consisted primarily of proceeds from the sale of our Critical Care product group of $3.9 billion partially offset by payments of $1.1 billion to acquire other companies, capital expenditures of $252.4 million, and net purchases of investments of $161.4 million.

We currently anticipate making capital expenditures of approximately $280.0 million in 2026 as we continue to invest in our operations.
Net cash used in financing activities of $956.8 million in 2025 consisted primarily of purchases of treasury stock of $893.4 million and purchase of the remaining noncontrolling interest in a subsidiary of $233.7 million, partially offset by proceeds from stock plans of $174.1 million.

Net cash used in financing activities of $983.0 million in 2024 consisted primarily of purchases of treasury stock of $1.2 billion, partially offset by proceeds from stock plans of $179.5 million.

Material Cash Requirements

A summary of our material cash requirements as of December 31, 2025 is as follows (in millions):

	Payments Due by Period
Contractual Obligations	Total	Year 1	Years 2-3	Years 4-5	After 5 Years
Debt	$600.0	$—	$600.0	$—	$—
Operating leases	130.9	28.3	41.5	20.1	41.0
Interest on debt	49.1	20.3	28.8	—	—
Litigation settlement obligation (minimum payments)	50.0	50.0	—	—	—
Pension obligations (a)	2.9	2.9	—	—	—
Purchase and other commitments (b)	97.1	43.2	39.9	14.0	—
Total contractual cash obligations (c), (d)	$930.0	$144.7	$710.2	$34.1	$41.0
_______________________________________________________________________________
(a)    The amount included in “Year 1” reflects anticipated contributions to our various pension plans. Anticipated contributions beyond one year are not determinable. The total accrued benefit liability for our pension plans recognized as of December 31, 2025 was $28.9 million. This amount is impacted by, among other items, pension expense funding levels, changes in plan demographics and assumptions, and investment returns on plan assets. Therefore, we are unable to make a reasonably reliable estimate of the amount and period in which the liability might be paid, and did not include this amount in the contractual obligations table. For further information, see Note 15 to the Consolidated Financial Statements for further information.

(b)    Purchase and other commitments consists primarily of open purchase orders for the acquisition of goods and services in the normal course of business and sponsorship obligations related to the American Heart Association’s Heart Valve Initiative. We have excluded open purchase orders with a remaining term of less than one year. For certain purchase and other commitments, such as commitments to fund equity method or other investments, the timing of the payment is not certain. In these cases, the maturity dates in the table reflect our best estimates.

(c)    As of December 31, 2025, the gross liability for uncertain tax positions, including interest, was $920.8 million and relates primarily to transfer pricing matters. Based upon the information currently available and numerous possible outcomes, we cannot reasonably estimate the amount and period in which the liability might be paid, and did not include this amount in the contractual obligations table. In addition, we plan to vigorously contest through the judicial process the additional tax claimed by the IRS related to transfer pricing issues for the 2015 through 2017 tax years which may require additional cash outflows. For further information, see Note 19 to the Consolidated Financial Statements for further information on these matters.

(d)    We acquire assets still in development, enter into research and development arrangements, acquire businesses, and sponsor certain clinical trials that often require milestone, royalty, or other future payments to third-parties, contingent upon the occurrence of certain future events. We have excluded from the table above those contingent milestone payments and other contingent liabilities for which we cannot reasonably predict future payments or for which we can avoid making payment by unilaterally deciding to stop development of a product or cease progress of a clinical trial and certain sales-based royalties in excess of minimum payment thresholds related to litigation settlements. We estimate that these contingent payments could be up to $1.1 billion if all milestones or other contingent obligations are met.

Critical Accounting Policies and Estimates

Our results of operations and financial position are determined based upon the application of our accounting policies, as discussed in the notes to the Consolidated Financial Statements. Certain of our accounting policies represent a selection among acceptable alternatives under generally accepted accounting principles in the United States of America (“GAAP”). In evaluating our transactions, management assesses all relevant GAAP and chooses the accounting policy that most accurately reflects the nature of the transactions.

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

We believe the following are the critical accounting policies that could have the most significant effect on our reported results and require subjective or complex judgments by management.

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

Our sales adjustment related to distributor rebates given to our distributors represents the difference between our sales price to the distributor and the negotiated price to be paid by the end-customer. We validate the distributor rebate accrual quarterly through either a review of the inventory reports obtained from our distributors or an estimate of the distributor's inventory. This distributor inventory information is used to verify the estimated liability for future distributor rebate claims based on historical rebates and contract rates. We periodically monitor current pricing trends and distributor inventory levels to ensure the credit for future distributor rebates is fairly stated.

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

In-process research and development assets acquired in business combinations are reviewed for impairment annually, or whenever an event occurs or circumstances change that would indicate the carrying amount may be impaired. Additionally, management reviews the carrying amounts of other intangible and long-lived assets whenever events or circumstances indicate that the carrying amounts of an asset may not be recoverable. The impairment reviews require significant estimates about fair value, including estimation of future cash flows, selection of an appropriate discount rate, and estimates of long-term growth rates.

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

For further information on our income taxes, see Note 2 and Note 19 to the Consolidated Financial Statements.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our long-term debt. Our investment strategy is focused on preserving capital and supporting our liquidity requirements, while earning a reasonable market return. We invest in a variety of debt securities, primarily time deposits, commercial paper, United States government and agency securities, asset-backed securities, corporate debt securities, and municipal debt securities. The market value of our investments may decline if current market interest rates rise. As of December 31, 2025, we had $1.3 billion of investments in debt securities which had an average remaining term to maturity of 0.28 years. Taking into consideration the average maturity of our debt securities, a hypothetical 0.5% to 1.0% absolute increase in interest rates at December 31, 2025 would have resulted in a $1.9 million to $3.8 million decrease in the fair value of these investments. Such a decrease would only result in a realized loss if we choose or are forced to sell the investments before the scheduled maturity, which we currently do not anticipate.

For further information related to investments, see Note 8 to the Consolidated Financial Statements.

We are also exposed to interest rate risk on our debt obligations. As of December 31, 2025, we had $600.0 million of 2018 Notes outstanding that carry a fixed rate, and also had available a $750.0 million Credit Agreement that carries a variable interest rate based on the Secured Overnight Financing Rate (“SOFR”). As of December 31, 2025, there were no borrowings outstanding under the Credit Agreement. Based on our December 31, 2025 variable debt levels, a hypothetical 1.0% absolute increase in floating market interest rates would not have impacted our interest expense since we had no variable debt outstanding during the year. As of December 31, 2025, a hypothetical 1.0% absolute increase in market interest rates would decrease the fair value of the fixed-rate debt by approximately $13.3 million. This hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt.

For further information related to outstanding debt obligations, see Note 12 to the Consolidated Financial Statements.

Currency Risk

We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances and results of our non-United States subsidiaries into United States dollars, currency gains and losses related to intercompany and third-party transactions denominated in currencies other than a subsidiary's functional currency, and currency gains and losses associated with global intercompany receivable and payable balances. Our principal currency exposures relate to the Euro and the Japanese yen. Our objective is to minimize the volatility of our exposure to these risks through a combination of normal operating and financing activities and the use of derivative financial instruments in the form of foreign currency forward exchange contracts and cross-currency swap contracts. The total notional amount of our derivative financial instruments entered into for foreign currency management purposes at December 31, 2025 was $2.4 billion. A hypothetical 10% increase (or decrease) in the value of the United States dollar against all hedged currencies would increase (or decrease) the fair value of these derivative contracts by $159.8 million. Any gains or losses on the fair value of derivative contracts would generally be offset by gains and losses on the underlying transactions and the net investment, so the net impact would not be significant to our financial condition or results of operations.

For further information related to outstanding foreign exchange contracts, see Note 2 and Note 14 to the Consolidated Financial Statements.

Credit Risk

Derivative financial instruments involve credit risk in the event the financial institution counterparty should default. It is our policy to execute such instruments with major financial institutions that we believe to be creditworthy. At December 31, 2025, all derivative financial instruments were with bank counterparties assigned investment grade ratings by national rating agencies. We further diversify our derivative financial instruments among counterparties to minimize exposure to any one of these entities. We have not experienced a counterparty default and do not anticipate any non-performance by our current derivative counterparties.

Concentrations of Risk

We invest excess cash in a variety of debt securities, and diversify the investments amongst financial institutions. Our investment policy limits the amount of credit exposure to any one issuer.

In the normal course of business, we provide credit to customers in the health care industry, perform credit evaluations of these customers, and maintain allowances for potential credit losses, which have historically been adequate compared to actual losses. In 2025, we had no customers that represented 10% or more of our total net sales or accounts receivable, net.

Investment Risk

We are exposed to investment risks related to changes in the underlying financial condition and credit capacity of certain of our investments. As of December 31, 2025, we had $1.3 billion of investments in debt securities of various companies, of which $51.3 million were long-term. In addition, we had $227.3 million of investments in equity instruments. Should these companies experience a decline in financial performance, financial condition or credit capacity, or fail to meet certain development milestones, a decline in the investments' value may occur, resulting in unrealized or realized losses. For further information, see Note 8 to the Consolidated Financial Statements.

Item 8.    Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	44

Financial Statements:

Consolidated Balance Sheets as of December 31, 2025 and 2024	46

For the Years Ended December 31, 2025, 2024, and 2023:

Consolidated Statements of Operations	47

Consolidated Statements of Comprehensive Income	48

Consolidated Statements of Cash Flows	49

Consolidated Statements of Stockholders' Equity	50

Notes to Consolidated Financial Statements	51

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Edwards Lifesciences Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Edwards Lifesciences Corporation and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Uncertain Tax Positions Related to Intercompany Transfer Pricing

As described in Note 19 to the consolidated financial statements, the Company had an uncertain gross tax positions balance of $767.4 million as of December 31, 2025, of which a majority is related to intercompany transfer pricing. As disclosed by management, the Company is subject to income taxes in the United States and numerous foreign jurisdictions. The Company’s income tax returns in these jurisdictions are periodically audited by domestic and foreign tax authorities. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income amongst various tax jurisdictions. Significant judgment is required by management in evaluating uncertain tax positions, including estimating the ultimate resolution to intercompany pricing controversies between countries when there are numerous possible outcomes.

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

/s/ PricewaterhouseCoopers LLP
Irvine, California
February 25, 2026

We have served as the Company’s auditor since 1999.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$2,938.0	$3,045.2
Short-term investments (Note 8)	1,288.3	930.7
Accounts receivable, net of allowances of $15.0 and $11.6, respectively	659.6	609.1
Other receivables	252.5	118.3
Inventories (Note 6)	1,126.2	1,086.7
Prepaid expenses	135.0	121.0
Other current assets	339.3	347.6
Current assets of discontinued operations (Note 5)	—	26.8
Total current assets	6,738.9	6,285.4
Long-term investments (Note 8)	278.6	307.9
Property, plant, and equipment, net (Note 6)	1,811.9	1,686.0
Operating lease right-of-use assets (Note 7)	102.7	98.2
Goodwill (Note 11)	1,768.6	1,776.7
Other intangible assets, net (Note 11)	1,128.2	1,176.6
Deferred income taxes	1,138.1	992.1
Other assets	730.2	721.6
Non-current assets of discontinued operations (Note 5)	—	10.8
Total assets	$13,697.2	$13,055.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$227.5	$197.4
Accrued and other liabilities (Note 6)	1,561.7	1,282.4
Operating lease liabilities (Note 7)	24.5	23.4
Current liabilities of discontinued operations (Note 5)	—	2.0
Total current liabilities	1,813.7	1,505.2
Long-term debt (Note 12)	598.3	597.7
Operating lease liabilities (Note 7)	82.6	78.9
Uncertain tax positions (Note 19)	502.7	384.6
Litigation settlement accrual	—	52.7
Other liabilities	362.3	373.3
Total liabilities	3,359.6	2,992.4
Commitments and contingencies (Note 7, Note 12, and Note 20)
Stockholders' equity (Note 16)
Preferred stock, $0.01 par value, authorized 50.0 shares, no shares outstanding	—	—
Common stock, $1.00 par value, 1,050.0 shares authorized, 658.7 and 654.8 shares issued, and 580.7 and 588.6 shares outstanding, respectively	658.7	654.8
Additional paid-in capital	2,768.4	2,613.4
Retained earnings	14,240.5	13,167.0
Accumulated other comprehensive loss (Note 17)	(238.3)	(244.5)
Treasury stock, at cost, 78.0 and 66.2 shares, respectively	(7,091.7)	(6,192.3)
Total Edwards Lifesciences Corporation stockholders' equity	10,337.6	9,998.4
Noncontrolling interest (Note 9)	—	64.5
Total stockholders' equity	10,337.6	10,062.9
Total liabilities and equity	$13,697.2	$13,055.3
The accompanying notes are an integral part of these consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share information)

	Years Ended December 31,
	2025	2024	2023
Net sales	$6,067.6	$5,439.5	$5,010.0
Cost of sales	1,334.2	1,117.5	978.4
Gross profit	4,733.4	4,322.0	4,031.6
Selling, general, and administrative expenses	2,085.2	1,789.2	1,582.5
Research and development expenses	1,079.2	1,053.0	962.9
Intellectual property agreement and certain litigation expenses (Note 3)	325.4	40.4	203.5
Change in fair value of contingent consideration liabilities (Note 13)	(12.5)	—	(26.2)
Restructuring charges, separation costs, and other (Note 4)	19.1	61.0	—
Intangible assets impairment charges	40.0	—	—
Other operating income	(67.2)	(0.3)	—
Operating income	1,264.2	1,378.7	1,308.9
Interest expense	20.4	19.8	17.6
Interest income	(168.8)	(120.3)	(67.2)
Loss on impairment	146.9	—	—
Other non-operating income, net (Note 18)	(7.2)	(68.9)	(13.9)
Income from continuing operations before provision for income taxes	1,272.9	1,548.1	1,372.4
Provision for income taxes (Note 19)	216.9	152.1	152.4
Net income from continuing operations	1,056.0	1,396.0	1,220.0
Income from discontinued operations, net of tax	13.4	2,773.7	179.4
Net income	1,069.4	4,169.7	1,399.4
Less: Net loss attributable to noncontrolling interest	(4.1)	(4.9)	(3.0)
Net income attributable to Edwards Lifesciences Corporation.	$1,073.5	$4,174.6	$1,402.4
Share information (Note 2):
Earnings per share attributable to Edwards Lifesciences Corporation:
Basic
Continuing operations	$1.81	$2.34	$2.02
Discontinued operations	$0.03	$4.64	$0.29
Basic earnings per share	$1.84	$6.98	$2.31
Diluted
Continuing operations	$1.81	$2.34	$2.01
Discontinued operations	$0.02	$4.63	$0.29
Diluted earnings per share	$1.83	$6.97	$2.30
Weighted-average number of common shares outstanding attributable to Edwards Lifesciences Corporation:
Basic	584.8	597.7	606.7
Diluted	585.8	599.3	609.4

   The accompanying notes are an integral part of these consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Years Ended December 31,
	2025	2024	2023
Net income	$1,069.4	$4,169.7	$1,399.4
Other comprehensive income (loss), net of tax (Note 17):
Foreign currency translation adjustments	45.6	(59.6)	4.3
Unrealized (loss) gain on hedges	(47.5)	37.0	(23.1)
Unrealized pension credits (costs)	4.9	0.1	(9.9)
Unrealized gain on available-for-sale investments	3.2	20.8	40.8
Other comprehensive income (loss), net of tax	6.2	(1.7)	12.1
Comprehensive income	1,075.6	4,168.0	1,411.5
Less: Comprehensive loss attributable to noncontrolling interest	(4.1)	(4.9)	(3.0)
Comprehensive income attributable to Edwards Lifesciences Corporation	$1,079.7	$4,172.9	$1,414.5

The accompanying notes are an integral part of these consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income	$1,069.4	$4,169.7	$1,399.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	156.6	155.2	144.9
Non-cash operating lease cost	25.9	27.8	28.2
Stock-based compensation (Note 2 and Note 16)	158.1	162.3	139.4
Gain on sale of product groups (Note 5)	(33.9)	(3,348.2)	—
Deferred income taxes	(117.6)	(323.4)	(272.1)
Change in fair value of contingent consideration liabilities (Note 13)	(12.5)	—	(26.2)
Gain on remeasurement of previously held equity interest upon acquisition (Note 10)	—	(55.0)	—
Loss on impairment and intangible assets impairment charges (Note 11 and Note 9)	186.9	—	—
Other	7.7	13.2	8.5
Changes in operating assets and liabilities:
Accounts and other receivables, net	(23.0)	121.2	(141.2)
Inventories	50.7	(256.1)	(289.0)
Prepaid expenses and other current assets	(23.7)	22.7	(81.8)
Accounts payable and accrued liabilities	395.1	89.5	146.0
Intellectual property agreement accrual	(76.5)	(36.8)	(33.0)
Income taxes	(141.8)	(186.7)	(5.8)
Long-term prepaid royalties (Note 3)	8.3	8.3	(109.9)
Other	(34.5)	(21.4)	(11.6)
Net cash provided by operating activities	1,595.2	542.3	895.8
Cash flows from investing activities
Capital expenditures	(260.2)	(252.4)	(253.0)
Investments in unconsolidated entities (Note 8)	(64.8)	(60.3)	(15.8)
Purchases of held-to-maturity investments (Note 8)	(43.3)	(45.9)	(66.4)
Proceeds from sales and maturities of held-to-maturity investments (Note 8)	62.1	57.5	97.9
Purchases of available-for-sale investments (Note 8)	(3,091.8)	(899.9)	(9.1)
Proceeds from sales and maturities of available-for-sale investments (Note 8)	2,816.0	800.1	617.9
Business combinations, net of cash (Note 10)	—	(1,061.8)	(95.2)
Payments for acquisition options (Note 9)	(25.1)	(46.2)	(30.0)
Issuances of notes receivable	(140.9)	(63.0)	(62.5)
Investments in intangible assets	—	(30.0)	(13.3)
Payment for working capital adjustment and proceeds from sale of Critical Care (Note 5)	(36.3)	3,927.4	—
Proceeds from sale of non-core product group (Note 5)	78.8	—	—
Other	(7.4)	(12.6)	3.3
Net cash (used in) provided by investing activities	(712.9)	2,312.9	173.8
Cash flows from financing activities
Purchase of remaining noncontrolling interest in subsidiary (Note 9)	(233.7)	—	—
Purchases of treasury stock	(893.4)	(1,159.4)	(879.6)
Proceeds from stock plans	174.1	179.5	169.9
Other	(3.8)	(3.1)	(1.3)
Net cash used in financing activities	(956.8)	(983.0)	(711.0)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	(44.8)	38.6	16.8
Net (decrease) increase in cash, cash equivalents, and restricted cash	(119.3)	1,910.8	375.4
Cash, cash equivalents, and restricted cash at beginning of year	3,058.8	1,148.0	772.6
Cash, cash equivalents, and restricted cash at end of year (Note 6)	$2,939.5	$3,058.8	$1,148.0

The accompanying notes are an integral part of these consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)

	Common Stock		Treasury Stock
	Shares	Par Value	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Edwards Lifesciences Corporation Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
BALANCE AT DECEMBER 31, 2022	646.3	$646.3	38.0	$(4,144.0)	$1,969.3	$7,590.0	$(254.9)	$5,806.7	$—	$5,806.7
Net income (loss)						1,402.4		1,402.4	(3.0)	1,399.4
Other comprehensive income, net of tax							12.1	12.1		12.1
Common stock issued under equity plans	4.2	4.2			165.7			169.9		169.9
Stock-based compensation expense					139.4			139.4		139.4
Purchases of treasury stock			11.4	(880.5)				(880.5)		(880.5)
Changes to noncontrolling interest (Note 9)								—	72.4	72.4
BALANCE AT DECEMBER 31, 2023	650.5	650.5	49.4	(5,024.5)	2,274.4	8,992.4	(242.8)	6,650.0	69.4	6,719.4
Net income (loss)						4,174.6		4,174.6	(4.9)	4,169.7
Other comprehensive loss, net of tax							(1.7)	(1.7)		(1.7)
Common stock issued under equity plans	4.3	4.3			175.2			179.5		179.5
Stock-based compensation expense					163.8			163.8		163.8
Purchases of treasury stock			16.8	(1,167.8)				(1,167.8)		(1,167.8)
BALANCE AT DECEMBER 31, 2024	654.8	654.8	66.2	(6,192.3)	2,613.4	13,167.0	(244.5)	9,998.4	64.5	10,062.9
Net income (loss)						1,073.5		1,073.5	(4.1)	1,069.4
Other comprehensive income, net of tax							6.2	6.2		6.2
Common stock issued under equity plans	3.9	3.9			170.2			174.1		174.1
Stock-based compensation expense					158.1			158.1		158.1
Purchases of treasury stock			11.8	(899.4)				(899.4)		(899.4)
Changes to noncontrolling interest (Note 9)					(173.3)			(173.3)	(60.4)	(233.7)
BALANCE AT DECEMBER 31, 2025	658.7	$658.7	78.0	$(7,091.7)	$2,768.4	$14,240.5	$(238.3)	$10,337.6	$—	$10,337.6

The accompanying notes are an integral part of these consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

Edwards Lifesciences Corporation (“Edwards Lifesciences,” “Edwards,” or the “Company”) conducts operations worldwide and is managed in the following geographical regions: United States, Europe, Japan, and Rest of World. Edwards Lifesciences is focused on technologies that treat structural heart disease. The products and technologies provided by Edwards Lifesciences are categorized into the following main groups: Transcatheter Aortic Valve Replacement (“TAVR”), Transcatheter Mitral and Tricuspid Therapies (“TMTT”), and Surgical Structural Heart (“Surgical”).

On December 18, 2025, the Company sold a business that was not focused on implantable medical innovations for structural heart diseases (the “non-core product group”) and on September 3, 2024, the Company sold its Critical Care product group ("Critical Care"). The historical results of Critical Care and the non-core product group (collectively, the “discontinued product groups”) are reflected as discontinued operations in the Company's consolidated financial statements for the applicable periods presented. Unless otherwise indicated, the information in the notes to the consolidated financial statements refer only to Edwards Lifesciences' continuing operations. For further information, see Note 5.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Edwards Lifesciences, its wholly-owned subsidiaries, and variable interest entities (“VIEs”) for which the Company is the primary beneficiary. For further information, see Note 9. The Company attributes the net income or losses of its consolidated VIEs to controlling and noncontrolling interests using the hypothetical liquidation at book value method. All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period financial statements to conform to classifications used in the current period.

Use of Estimates

The consolidated financial statements of Edwards Lifesciences have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) which have been applied consistently in all material respects. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

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

The Company generates nearly all of its revenue from direct product sales and sales of products under consignment arrangements. Revenue from direct product sales is recognized at a point in time when the

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
performance obligation is satisfied upon delivery of the product. Revenue from sales of consigned inventory is recognized at a point in time when the performance obligation is satisfied once the product has been implanted or used by the customer. The Company periodically reviews consignment inventories to confirm the accuracy of customer reporting. Sales taxes and other similar taxes that the Company collects concurrently with revenue-producing activities are excluded from revenue. The Company does not typically have any significant unusual payment terms beyond 90 days in its contracts with customers.

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

The Company's sales adjustment related to distributor rebates given to the Company's distributors represents the difference between the Company's sales price to the distributor and the negotiated price to be paid by the end-customer. This distributor rebate is recorded as a reduction to sales and a reduction to the distributor's accounts receivable at the time of sale to a distributor. The Company periodically monitors current pricing trends and distributor inventory levels to ensure the credit for future distributor rebates is fairly stated.

The Company offers volume rebates to certain group purchasing organizations (“GPOs”) and customers based upon targeted sales levels. Volume rebates offered to GPOs are recorded as a reduction to sales and an obligation to the GPOs, as the Company expects to pay in cash. Volume rebates offered to customers are recorded as a reduction to sales and either a reduction to accounts receivable if the Company expects a net payment from the customer, or as an obligation to the customer if the Company expects to pay in cash. The provision for volume rebates is estimated based upon customers' contracted rebate programs, projected sales levels, and historical experience of rebates paid. The Company periodically monitors its customer rebate programs to ensure that the allowance and liability for accrued rebates is fairly stated.

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

Shipping and Handling Costs

Shipping costs, which are costs incurred to physically move product from the Company's premises or third party distribution centers, including storage, to the customer's premises, are included in Selling, General, and Administrative Expenses. Handling costs, which are costs incurred to store at the Company's premises, move, and prepare products for shipment, are included in Cost of Sales. For the years ended December 31, 2025, 2024, and 2023, shipping costs of $72.6 million, $83.9 million, and $94.5 million, respectively, were included in Selling, General, and Administrative Expenses.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

A write-down for excess or slow moving inventory is recorded for inventory that is obsolete, damaged, nearing its expiration date (generally triggered at six months prior to expiration), or slow moving (generally defined as quantities in excess of a two-year supply).

The Company allocates general and administrative costs that are related to the production process to inventory. These costs include insurance, manufacturing accounting and human resources personnel, and information technology. During the years ended December 31, 2025, 2024, and 2023, the Company allocated $80.2 million, $84.2 million, and $78.0 million, respectively, of general and administrative costs to inventory. General and administrative costs included in inventory at December 31, 2025 and 2024 were $36.9 million and $44.0 million, respectively.

At December 31, 2025 and 2024, $225.1 million and $181.7 million, respectively, of the Company's finished goods inventories were held on consignment.

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

Depreciation expense for property, plant, and equipment was $148.2 million, $137.6 million, and $119.9 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Leases

The Company determines whether a contract is, or contains, a lease at inception. Right-of-use assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

•the probability of success of clinical events and regulatory approvals, and/or meeting commercial milestones; and

•projected payment dates.

On a quarterly basis, the Company remeasures these obligations and records changes in their fair value as an adjustment to earnings. Changes to contingent consideration obligations can result from adjustments to discount rates, accretion of the discount rates due to the passage of time, changes in the Company’s estimates of the likelihood or timing of achieving development or commercial milestones, changes in the probability of certain clinical events, or changes in the assumed probability associated with regulatory approval.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

Goodwill is reviewed for impairment annually in the fourth quarter of each fiscal year, or whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the Company performs a quantitative impairment test. The Company determined, after performing a qualitative review of each reporting unit, that it is more likely than not that the fair value of each of its reporting units substantially exceeds the respective carrying amounts. Accordingly, in 2025, 2024, and 2023, the Company did not record any goodwill impairment loss.

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

In 2025, the Company recorded a $40.0 million impairment loss related to certain developed technology assets. In 2024, the Company did not record any impairment loss related to its intangible assets. For further information, see Note 11.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The table below presents the computation of basic and diluted earnings per share (in millions, except for per share information):

	Years Ended December 31,
	2025	2024	2023
Net Income for Earnings Per Share Calculations:
Net income from continuing operations, net of tax	$1,056.0	$1,396.0	$1,220.0
Less: Net loss attributable to noncontrolling interest	(4.1)	(4.9)	(3.0)
Net income from continuing operations attributable to Edwards Lifesciences Corporation	1,060.1	1,400.9	1,223.0
Net income from discontinued operations	13.4	2,773.7	179.4
Net income attributable to Edwards Lifesciences Corporation	$1,073.5	$4,174.6	$1,402.4
Weighted Average Shares:
Basic weighted-average shares outstanding	584.8	597.7	606.7
Dilutive effect of stock plans	1.0	1.6	2.7
Dilutive weighted-average shares outstanding	585.8	599.3	609.4
Earnings per Share:
Basic:
Continuing operations	$1.81	$2.34	$2.02
Discontinued operations	0.03	4.64	0.29
Basic earnings per share	$1.84	$6.98	$2.31
Diluted:
Continuing operations	$1.81	$2.34	$2.01
Discontinued operations	0.02	4.63	0.29
Diluted earnings per share	$1.83	$6.97	$2.30

Outstanding stock options, unvested restricted stock units, and unvested market-based restricted stock units to purchase approximately 8.1 million, 8.4 million, and 6.6 million shares for the years ended December 31, 2025, 2024, and 2023, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

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

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Total stock-based compensation expense was as follows (in millions):

	Years Ended December 31,
	2025	2024	2023
Cost of sales	$28.9	$26.7	$20.6
Selling, general, and administrative expenses	88.8	82.5	74.0
Research and development expenses	40.2	36.4	30.2
Total stock-based compensation expense	157.9	145.6	124.8
Income tax benefit	(28.0)	(24.8)	(21.8)
Total stock-based compensation expense, net of tax	$129.9	$120.8	$103.0

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

The Company uses foreign currency forward exchange contracts and cross-currency swap contracts to manage its exposure to changes in currency exchange rates from (1) future cash flows associated with intercompany transactions and certain local currency expenses expected to occur within approximately 1.5 years (designated as cash flow hedges), (2) its net investment in certain foreign subsidiaries (designated as net investment hedges) and (3) foreign currency denominated assets or liabilities (designated as fair value hedges). The Company also uses foreign currency forward exchange contracts that are not designated as hedging instruments to offset the transaction gains and losses associated with the revaluation of certain assets and liabilities denominated in currencies other than their functional currencies, resulting principally from intercompany and local currency transactions.

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

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
each period based upon the change in the fair value of the derivative financial instrument. Upon settlement, cash flows from net investment hedges are reported as investing activities in the consolidated statements of cash flows, and cash flows from all other derivative financial instruments are reported as operating activities.

Recently Adopted Accounting Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09 on income taxes which requires entities to provide additional information in the rate reconciliation and additional disaggregated disclosures about income taxes paid. This guidance requires public entities to disclose in their rate reconciliation table additional categories of information about federal, state, and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold. The guidance was effective for annual periods beginning after December 15, 2024. The Company adopted this guidance for the year ended December 31, 2025 and applied the guidance prospectively. For further information, see Note 19.

New Accounting Standards Not Yet Adopted

In September 2025, the FASB issued ASU 2025-07 on derivatives and hedging and revenue from contracts with customers. The amendment provides clarity on application of derivative accounting to certain nonexchange-traded contracts with features based on operations or activities of one of the parties to the contract. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within those periods and can be applied on a prospective or modified retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact the guidance will have on its consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06 on internal-use software related to accounting for internal-use software costs. The amendment in this update improve the operability of the guidance by clarifying the criteria for capitalization, which begins when both of the following occur: (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. The guidance is effective for fiscal years beginning after December 15, 2027, and interim periods within those periods. Early adoption is permitted. The guidance can be applied on a fully prospective basis, a modified basis for in-process projects, or a full retrospective basis. The Company is currently evaluating the impact the guidance will have on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03 on income statement presentation to require disclosure, in the notes to the financial statements, of disaggregated information about certain costs and expenses, including purchases of inventory, employee compensation, and depreciation and amortization included in each relevant expense caption within continuing operations. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The Company is currently evaluating the impact the guidance will have on its consolidated financial statements.

3. INTELLECTUAL PROPERTY AGREEMENT AND CERTAIN LITIGATION EXPENSES

The Company incurred intellectual property litigation expenses, settlements, and external legal costs of $325.4 million, $40.4 million and $203.5 million during 2025, 2024 and 2023, respectively. For further information, see Note 9 and Note 20.

On April 12, 2023, Edwards entered into an intellectual property agreement (the “Intellectual Property Agreement”) with Medtronic, Inc. (“Medtronic”) pursuant to which the parties agreed to a 15-year global covenant not to sue (“CNS”) for infringement of certain patents in the structural heart space owned or controlled by each other. In consideration for the global CNS and related mutual access to certain intellectual property rights, Edwards paid to Medtronic a one-time, lump sum payment of $300.0 million and is making annual royalty payments that are tied to net sales of certain Edwards products. Based upon the terms of the Intellectual Property Agreement, the Company identified the relevant elements for accounting purposes and allocated the $300.0 million upfront payment based on their respective fair values. The Company recorded a $37.0 million pre-tax charge in Certain Litigation Expenses in March 2023 primarily related to prior commercial sales incurred through March 31, 2023. The

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company recorded a prepaid royalty asset of $124.0 million in April 2023 related to future commercial sales, which is amortized to expense over the term of the Intellectual Property Agreement. Separately, the Company recorded a $139.0 million pre-tax charge in Certain Litigation Expenses in April 2023 related to products currently in development. As of December 31, 2025 and 2024, the prepaid royalty asset balance was $101.6 million and $109.9 million, respectively, included in Prepaid Expenses and Other Assets.

4. RESTRUCTURING CHARGES, SEPARATION COSTS, AND OTHER

In December 2025, the Company recorded an expense of $13.1 million related to severance associated with a realignment initiative. In September 2024, the Company recorded restructuring expense of $32.9 million primarily related to severance associated with a global workforce realignment impacting approximately 360 employees.

The following table presents details of the restructuring liability, in millions, which is included in Accrued and Other Liabilities:

Restructuring Liability
Balance at December 31, 2023	$—
Restructuring charges	32.9
Payments	(12.8)
Balance at December 31, 2024	20.1
Restructuring charges	13.1
Payments	(19.9)
Balance at December 31, 2025	$13.3

On June 3, 2024, the Company entered into a definitive agreement to sell Critical Care to Becton, Dickinson and Company (“BD”) and the sale closed on September 3, 2024. The Company recorded expenses of $8.5 million and $19.0 million during the years ended 2025 and 2024, respectively, primarily related to costs incurred for professional advisory services associated with the sale. For further information, see Note 5.

5. DISCONTINUED OPERATIONS

On December 18, 2025, the Company completed the sale of its non-core product group for $81.8 million up-front consideration (net cash proceeds of $78.8 million), resulting in a gain of $36.9 million (included in Income from Discontinued Operations, net of tax). The transaction included additional potential earnouts of up to $40 million. In connection with the sale of its non-core product group, the Company entered into a transition services agreement (“TSA”) to provide certain support services for up to one year from the closing date of the sale (with certain extension rights as provided therein), the impact of which is not expected to be material. On September 3, 2024, the Company completed the sale of Critical Care to BD for $4.2 billion resulting in a gain of $3.3 billion (included in Income from Discontinued Operations, net of tax). The discontinued product groups were historically reported in each of the Company's segments (United States, Europe, Japan, and Rest of World).

The Company concluded that the non-core product group met the criteria to be classified as held-for-sale in September 2024 and that Critical Care met the criteria to be classified as held-for-sale in June 2024. The Company determined that, when considered together, the conditions for discontinued operations presentation were met with respect to the discontinued product groups. A component of an entity is reported in discontinued operations after meeting the criteria for held-for-sale classification if the disposition represents a strategic shift that had a major effect on the entity's operations and financial results. The Company analyzed the quantitative and qualitative factors relevant to the discontinued product groups, including their significance to the Company’s overall net income and total assets, and determined that those conditions for discontinued operations presentation were met. As such, the historical financial condition and results of the discontinued product groups have been reflected as discontinued operations in the Company's Consolidated Financial Statements. The assets and liabilities associated with

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

discontinued product groups are classified as assets and liabilities of discontinued operations in the Company's consolidated balance sheet as of the year ended December 31, 2024.

In connection with the sale of Critical Care, the Company entered into a TSA to provide certain support services for up to 36 months from the closing date of the sale (with certain extension rights as provided therein). These support services may be in the areas of accounting, information technology, human resources, quality assurance, regulatory affairs, customer support, and global supply chain, among others. In connection with the TSA, the Company recognized an unfavorable contract liability of $115.1 million that will be recognized over the TSA term. As of December 31, 2025 and 2024, the remaining unfavorable contract liability was $37.3 million and $88.8 million, respectively, included in Accrued and Other Liabilities and Other Liabilities.

In addition, Edwards and BD entered into other agreements to provide a framework for the ongoing activities between the Company and BD after the sale and until the end of the TSA including, but not limited to, interim operating model agreements to support the commercial operations until there has been a full transfer of all regulatory licenses to BD and completion of services under the TSA agreement, a manufacturing and supply agreement, and a quality agreement. Under these agreements, the Company will continue to provide certain services to BD during the term of these agreements including serving as an undisclosed selling and purchasing agent for the Critical Care business on behalf of BD for a period of up to 36 months following completion of the sale of Critical Care.

As of December 31, 2025 and 2024, the Company had a net payable of approximately $123.4 million and a net receivable of approximately $28.8 million, respectively, from BD related to the services under the agreements. The Company recorded income from the TSA of $63.7 million and $30.3 million during the years ended December 31, 2025 and 2024, respectively, which was recorded in Other Operating Income on the Company's consolidated statements of operations.

During the year ended December 31, 2025, the Company paid BD $36.3 million for certain working capital adjustments in connection with the sale of Critical Care.

Details of Income from Discontinued Operations are as follows (in millions):

	Twelve Months Ended December 31,
	2025	2024	2023
Net sales	$67.0	$730.7	$994.8
Cost of sales	40.0	276.8	401.4
Gross profit	27.0	453.9	593.4
Selling, general, and administrative expenses	22.2	169.0	242.1
Research and development expenses	5.2	82.2	108.9
Separation costs and other	12.0	221.8	17.2
Operating (loss) income, net	(12.4)	(19.1)	225.2
Other non-operating income, net	(33.6)	(3,348.3)	(0.5)
Income from discontinued operations before provision for income taxes	21.2	3,329.2	225.7
Provision for income taxes from discontinued operations	7.8	555.5	46.3
Net income from discontinued operations	$13.4	$2,773.7	$179.4

Separation costs are primarily related to consulting, legal, tax, and other professional advisory services associated with the sale of discontinued product groups.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash flows attributable to the Company's discontinued operations are included in the Company's consolidated statements of cash flows. Significant non-cash operating and investing activities attributable to discontinued operations consisted of the following (in millions):

	Years Ended December 31,
	2025	2024	2023
Depreciation and amortization	$—	$12.0	$22.9
Stock-based compensation	$0.2	$16.8	$14.6
Inventory write off	$—	$8.2	$23.5
Capital expenditures	$3.7	$16.6	$35.4

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. OTHER CONSOLIDATED FINANCIAL STATEMENT DETAILS

Composition of Certain Financial Statement Captions

Components of selected captions in the consolidated balance sheets are as follows (in millions):

	As of December 31,
	2025	2024
Inventories
Raw materials	$196.6	$241.1
Work in process	252.9	236.2
Finished products	676.7	609.4
	$1,126.2	$1,086.7
Property, plant, and equipment, net
Land	$152.4	$123.9
Buildings and leasehold improvements	1,393.3	1,339.8
Machinery and equipment	739.8	689.4
Software	75.0	83.4
Construction in progress	301.2	244.0
	2,661.7	2,480.5
Accumulated depreciation	(849.8)	(794.5)
	$1,811.9	$1,686.0
Other assets
Tax receivable (Note 19)	$314.8	$293.9
Notes and other receivables	173.7	129.3
Acquisition options	125.9	147.1
Long-term prepaid royalties	93.3	101.6
Fair value of derivatives	5.8	34.7
Other long-term assets	16.7	15.0
	$730.2	$721.6
Accrued and other liabilities
Employee compensation and withholdings	$467.5	$358.6
Taxes payable	192.5	286.6
Legal and insurance (Note 3 and Note 20)	164.2	26.8
Accrued rebates	156.6	139.3
Liability under transition services agreement	123.4	—
Property, payroll, and other taxes	84.9	88.1
Research and development accruals	69.2	74.1
Litigation settlement	50.0	73.8
Unfavorable contract liability	27.2	53.7
Fair value of derivatives	25.3	8.3
Accrued realignment reserves	23.4	27.4
Accrued professional services	22.9	20.1
Accrued marketing expenses	17.9	13.8
Accrued relocation costs	14.1	15.4
Other accrued liabilities	122.6	96.4
	$1,561.7	$1,282.4

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental Cash Flow Information
(in millions)

	Years Ended December 31,
	2025	2024	2023
Cash paid during the year for:
Interest	$20.2	$19.6	$19.9
Income taxes (a) (Note 19)	$490.4	$1,196.1	$470.1
Amounts included in the measurement of operating lease liabilities	$29.3	$28.0	$25.7
Non-cash investing and financing transactions:
Right-of-use assets obtained in exchange for new lease liabilities	$26.0	$42.8	$27.3
Capital expenditures accruals	$51.4	$44.1	$43.6
______________________________________
(a)     Includes cash paid for income taxes from discontinued operations of $29.7 million and $25.2 million for the years ended December 31, 2024, and 2023, respectively. No cash was paid for income taxes from discontinued operations for the year ended December 31, 2025.

Cash, Cash Equivalents, and Restricted Cash
(in millions)

	Years Ended December 31,
	2025	2024	2023
Continuing operations
Cash and cash equivalents	$2,938.0	$3,045.2	$1,132.3
Restricted cash included in other current assets	0.5	3.2	3.3
Restricted cash included in other assets	1.0	0.8	0.7
Total	$2,939.5	$3,049.2	$1,136.3
Discontinued operations
Cash and cash equivalents	$—	$9.6	$11.7
Total	$—	$9.6	$11.7
Total cash, cash equivalents, and restricted cash	$2,939.5	$3,058.8	$1,148.0

Amounts included in restricted cash primarily represent funds placed in escrow related to litigation.

7. LEASES

The Company leases certain office space, manufacturing facilities, land, apartments, warehouses, vehicles, and equipment with remaining lease terms ranging from less than 1 year to 21 years, some of which include options to extend or terminate the leases.

Operating lease costs for the years ended December 31, 2025, 2024, and 2023 were $29.3 million, $28.1 million, and $26.9 million, respectively. Short-term and variable lease costs were not material for the years ended December 31, 2025, 2024, and 2023.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental balance sheet information related to operating leases was as follows (in millions, except lease term and discount rate):

	As of December 31,
	2025	2024
Operating lease right-of-use assets	$102.7	$98.2

Operating lease liabilities, current portion	$24.5	$23.4
Operating lease liabilities, long-term portion	82.6	78.9
Total operating lease liabilities	$107.1	$102.3

Maturities of operating lease liabilities at December 31, 2025 were as follows (in millions):

2026	$28.3
2027	23.3
2028	18.2
2029	11.3
2030	8.8
Thereafter	41.0
Total lease payments	130.9
Less: imputed interest	(23.8)
Total lease liabilities	$107.1

The following table provides information on the lease terms and discount rates:

	Years Ended December 31,
	2025	2024
Weighted-average remaining lease term (in years)	8.1	5.9
Weighted-average discount rate	4.1%	3.4%

As of December 31, 2025, the Company had additional operating lease commitments of $3.2 million for office spaces that have not yet commenced.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. INVESTMENTS

Debt Securities

Investments in debt securities at the end of each period were as follows (in millions):

	December 31, 2025				December 31, 2024
Held-to-maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Bank time deposits	$39.1	$—	$—	$39.1	$57.9	$—	$—	$57.9

Available-for-sale
Bank time deposits	$—	$—	$—	$—	$13.9	$—	$—	$13.9
Commercial paper	452.3	—	—	452.3	236.5	—	—	236.5
U.S. government and agency securities	466.5	0.2	(0.4)	466.3	238.1	0.1	(1.1)	237.1
Asset-backed securities	35.6	—	(0.6)	35.0	70.2	—	(1.4)	68.8
Corporate debt securities	347.2	0.1	(0.4)	346.9	465.0	0.1	(2.8)	462.3
Municipal securities	—	—	—	—	2.7	—	—	2.7
	$1,301.6	$0.3	$(1.4)	$1,300.5	$1,026.4	$0.2	$(5.3)	$1,021.3

The cost and fair value of investments in debt securities, by contractual maturity, as of December 31, 2025 were as follows (in millions):

	Held-to-Maturity		Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$39.1	$39.1	$1,249.4	$1,249.2
Due after 1 year through 5 years	—	—	6.1	6.1
Instruments not due at a single maturity date (a)	—	—	46.1	45.2
	$39.1	$39.1	$1,301.6	$1,300.5
_______________________________________
(a)     Consists of mortgage-backed and asset-backed securities.

Actual maturities may differ from the contractual maturities due to call or prepayment rights.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2025 and 2024, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	December 31, 2025
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$—	$—	$11.2	$(0.4)	$11.2	$(0.4)
Asset-backed securities	5.1	(0.1)	24.3	(0.5)	29.4	(0.6)
Corporate debt securities	76.7	(0.1)	34.3	(0.3)	111.0	(0.4)
	$81.8	$(0.2)	$69.8	$(1.2)	$151.6	$(1.4)

	December 31, 2024
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$—	$—	$19.9	$(1.1)	$19.9	$(1.1)
Asset-backed securities	8.4	(0.1)	53.3	(1.3)	61.7	(1.4)
Corporate debt securities	—	—	141.0	(2.8)	141.0	(2.8)
	$8.4	$(0.1)	$214.2	$(5.2)	$222.6	$(5.3)

The Company reviews its investments in debt securities to determine if there has been an other-than-temporary decline in fair value. Consideration is given to (1) the financial condition and near-term prospects of the issuer, including the credit quality of the security's issuer, (2) the Company's intent to sell the security, and (3) whether it is more likely than not the Company will have to sell the security before recovery of its amortized cost. The unrealized losses on the debt securities were largely due to changes in interest rates, not credit quality, and as of December 31, 2025, the Company did not intend to sell the securities, and it was not more likely than not that it will be required to sell the securities before recovery of the unrealized losses, and, therefore, the unrealized losses are considered temporary.

Investments in Unconsolidated Entities

The Company has a number of equity investments in unconsolidated entities. These investments are recorded in Long-term Investments on the consolidated balance sheets, and are as follows (in millions):

	December 31,
	2025	2024
Equity method investments
Carrying value of equity method investments	$34.7	$34.8
Equity securities
Carrying value of marketable equity securities	7.1	5.5
Carrying value of non-marketable equity securities	185.5	119.1
Total investments in unconsolidated entities	$227.3	$159.4

The Company makes equity investments in limited liability companies that invest in qualified community development entities through the New Markets Tax Credit (“NMTC”) program. The NMTC program provides federal

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

tax incentives to investors to make investments in distressed communities and promotes economic improvements through the development of successful businesses in these communities. The NMTC is equal to 39% of the qualified investment and is taken over seven years. These limited liability companies are VIEs. The Company determined that it is not the primary beneficiary of the VIEs because it does not have the power to direct the activities that most significantly impact the economic performance of the VIEs, and, therefore, the Company does not consolidate these entities. Instead, the NMTC investments are accounted for using the proportional amortization method and included within the equity method investments above.

Marketable equity securities consist of investments with readily determinable fair values over which we do not own a controlling interest or exercise significant influence. Non-marketable equity securities consist of investments in privately held companies without readily determinable fair values, and are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. During 2025 and 2024, the Company recorded an upward adjustment of $0.1 million and $0.5 million and a downward adjustment of $1.8 million and $3.1 million, respectively, due to observable price changes. As of December 31, 2025, the Company had recorded cumulative upward adjustments of $9.4 million based on observable price changes, and cumulative downward adjustments of $7.9 million due to impairments and observable price changes.

During 2025, 2024, and 2023, the gross realized gains or losses from sales of available-for-sale investments were not material.

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

In July 2024, the Company entered into an Agreement and Plan of Merger (“the Merger Agreement”) to acquire JenaValve Technology, Inc. (“JenaValve”). Concurrently, the Company entered into a Promissory Note agreement (the “Bridge Loan”) under which it agreed to provide funding to JenaValve for up to $75.0 million, with an automatic funding extension of up to an additional $30.0 million through January 23, 2026, provided the Merger Agreement remained in effect. The Merger Agreement also included a certain termination clause requiring the Company, under certain circumstances, to forgive the outstanding Bridge Loan and invest in an up to $45.0 million convertible promissory note.

On August 6, 2025, the United States Federal Trade Commission (“FTC”) moved to block the proposed acquisition of JenaValve, alleging anticompetitive concerns. On January 9, 2026, the U.S. District Court for the District of Columbia granted the motion from the FTC for an injunction blocking the acquisition of JenaValve. On January 14, 2026, the Company and JenaValve entered into an incremental agreement terminating the Merger Agreement. As of December 31, 2025, the Company recorded these costs within Intellectual Property Agreement and Certain Litigation Expenses on the consolidated statements of operations. For further information, see Note 3 and Note 20. In connection with closing the JenaValve FTC litigation and subject to approval by the federal district court, the Company has accrued for a payment and has agreed to certain other conditions to resolve a dispute with the FTC regarding its decision not to file a Hart Scott Rodino notice for its acquisition of JC Medical, Inc.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In December 2025, the Company also recorded an impairment loss on JenaValve’s Bridge Loan of $99.8 million, including accrued interest. The charge is presented in Loss on Impairment within non-operating income on the consolidated statement of operations. In January 2026, pursuant to the Merger Agreement, the Company invested in a convertible promissory note of $45.0 million.

In August 2022, the Company entered into an option agreement with a medical device company. Under the option agreement, the Company paid $47.1 million for an option to acquire the medical device company, which was included in Other Assets on the consolidated balance sheets as of December 31, 2024. In June 2025, the Company decided not to exercise its option to acquire the medical device company due to slower than anticipated progress by the medical device company toward achieving commercialization of the product. As a result, the Company recognized a $47.1 million loss on impairment, included in Loss on Impairment within non-operating income on the consolidated statement of operations. During the year ended December 31, 2025, the Company entered into a simple agreement for future equity where it invested $10.0 million in the medical device company’s stock (included in Long-term Investments).

In April 2021, the Company entered into a secured promissory note agreement, a preferred stock purchase agreement, and an option agreement with a privately-held medical device company (the “Investee”). The secured promissory note provides for borrowings up to $45.0 million. In 2025, the Company invested $3.0 million in the Investee's preferred equity securities, $6.6 million for the option to acquire the Investee, and entered into a subordinated convertible promissory note agreement to advance $15.0 million. As of December 31, 2025 and 2024, the Company had invested $45.8 million and $42.8 million, respectively, in the Investee's preferred equity securities (included in Long-term Investments), had paid $27.5 million and $20.9 million, respectively, for the option to acquire the Investee (included in Other Assets), and had advanced a total of $60.0 million and $45.0 million, respectively, under the promissory notes (included in Other Assets).

In December 2024, the Company entered into an option agreement and an amended preferred stock purchase agreement with a medical technology company. The Company had previously made an investment in preferred equity securities of the medical technology company under a prior preferred stock purchase agreement in 2021. In 2025, under the terms of the agreements, the Company paid $10.0 million for the option and invested $15.0 million in the medical technology company’s preferred equity securities upon the medical technology company’s achievement of a pre-defined milestone. The Company also agreed to loan the medical technology company up to $40.0 million under a promissory note agreement upon the medical technology company's achievement of certain milestones, of which $10.0 million was advanced in 2025. As of December 31, 2025 and 2024, the Company had invested $35.0 million and $20.0 million, respectively, in the medical technology company's preferred equity securities (included in Long-term Investments), $40.0 million and $30.0 million, respectively, in the option to acquire the medical technology company, and advanced $10.0 million under the promissory note agreement (included in Other Assets).

In February 2019, the Company entered into a warrant agreement with a medical device company and paid $35.0 million for an option to acquire the medical device company. In June 2022, the Company entered into a convertible promissory note with the medical device company. Under the convertible promissory note agreement, the Company agreed to loan the medical device company up to $47.5 million. In June 2025, the Company entered into a new convertible promissory note agreement to loan the medical device company up to $30.0 million and amended its warrant agreement to provide the Company with the option to extend the warrant right period for consideration of $16.5 million. As of December 31, 2025 and 2024, the Company had advanced $77.5 million and $47.5 million, respectively, under the promissory notes (included in Other Assets). The $35.0 million for the option was included in Other Assets as of both December 31, 2025 and 2024.

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

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Purchase of noncontrolling interest

In February 2023, the Company acquired a majority equity interest in Vectorious Medical Technologies (“Vectorious”) pursuant to a preferred stock purchase agreement, and amended and restated a previous option agreement to acquire the remaining equity interest. Edwards concluded that it was the primary beneficiary and consolidated Vectorious. During the year ended December 31, 2025, the Company acquired the remaining noncontrolling interest of Vectorious for $233.7 million, increasing the Company's total ownership from 61% to 100%. The acquisition was accounted for as an equity transaction as there was no change in control. The carrying value of the noncontrolling interest at the acquisition date was $60.4 million. The difference between the fair value of consideration paid and the carrying value was recognized as an adjustment to additional paid-in capital of $173.3 million. No gain or loss was recognized in the consolidated statements of operations.

The effects of changes in the Company's ownership interest on the Company's stockholders' equity are as follows (in millions):

	December 31,
	2025	2024
Net income attributable to Edwards Lifesciences Corporation	$1,073.5	$4,174.6
Transfer to the noncontrolling interest:
Decrease in additional paid-in capital for purchase of noncontrolling interest	(173.3)	—
Transfer to the noncontrolling interest	(173.3)	—
Change from net income attributable to Edwards Lifesciences Corporation and transfer to noncontrolling interest	$900.2	$4,174.6

10. BUSINESS COMBINATIONS

Innovalve Bio Medical Ltd.

On October 1, 2024, the Company acquired all the remaining outstanding shares of Innovalve Bio Medical Ltd.
(“Innovalve”). Innovalve is a developer of a minimally-invasive, catheterization-based procedure, to perform replacement of the mitral valve. The acquisition was completed primarily to expand the Company's transcatheter mitral valve replacement technologies to address large unmet structural heart patient needs and support sustainable long-term growth.

Prior to the acquisition date, the Company had previously paid $30.0 million for an option to acquire Innovalve, which was historically recorded in Other Assets using the measurement alternative for fair value, and had an existing preferred stock investment in Innovalve of $3.5 million, which represented an ownership interest in Innovalve of approximately 4% (collectively, the “previously held equity interest in Innovalve”). In July 2024, the Company exercised its option to acquire the remaining equity interest in Innovalve, which was accounted for as a step acquisition at the time of closing in accordance with authoritative guidance on accounting for business combinations. Accordingly, the Company allocated the purchase price of the acquired company to the net tangible assets and intangible assets acquired based upon their preliminary estimated fair values. The Company remeasured the previously held equity interest in Innovalve to its fair value based upon a valuation of the acquired business, as of the date of acquisition. The Company considered multiple factors in determining the fair value of the previously held equity interest in Innovalve, including, (i) the price negotiated with the selling shareholders for the remaining 96% interest in Innovalve and (ii) an income approach valuation model. As a result of the remeasurement of the previously held equity interest in Innovalve, the Company recognized a gain of $30.5 million in Other Non-operating Income, net during the year ended December 31, 2024.

The purchase consideration for the acquisition of Innovalve was $380.9 million, which consisted of cash consideration of $298.2 million (net of cash acquired of $21.1 million), the fair value of the Company's previously held equity interest in Innovalve of $64.6 million, the settlement of pre-existing relationships of $5.4 million, and the

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

fair value of contingent consideration of $12.7 million relating to the Company's agreement to pay an additional $25 million in a pre-specified milestone-driven payment that is dependent on the receipt of pre-market approval from the United States Food and Drug Administration for a class III medical device on or prior to the five-year anniversary of the acquisition date. For further information, see Note 13.

In connection with the acquisition of Innovalve, the Company placed $34.6 million of the cash consideration paid at closing into escrow to satisfy any claims for indemnification made in accordance with the merger agreement and for purchase price adjustments as of the acquisition date. Acquisition-related costs of $2.3 million were recorded in Selling, General, and Administrative Expenses during the year ended December 31, 2024.

The following table summarizes the final fair value of consideration transferred and the fair values of the assets acquired and liabilities assumed (in millions):

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

Goodwill includes Innovalve's assembled workforce and expected synergies the Company believes will result from the acquisition. Additionally, goodwill reflects the value attributed to future iterations of the in-process research and development (“IPR&D”), potential future technologies, and future customer relationships. Goodwill was assigned to the Company’s Rest of World segment and is not deductible for tax purposes. IPR&D has been capitalized at fair value as an intangible asset with an indefinite life and will be assessed for impairment in subsequent periods. The fair value of the IPR&D was determined using the income approach. This approach determines fair value based on cash flow projections which are discounted to present value using a risk-adjusted rate of return. The discount rate used to determine the fair value of the IPR&D was 10.5%, which was developed considering the technical and feasibility risk present in Innovalve's forecast. Completion of successful design developments, bench testing, pre-clinical studies and human clinical studies are required prior to selling any product. The risks and uncertainties associated with completing development within a reasonable period of time include those related to the design, development, and manufacturability of the product, the success of pre-clinical and clinical studies, and the timing of regulatory approvals. The valuation assumed $74.3 million of additional research and development expenditures would be incurred prior to the date of product introduction. In the valuation, net cash inflows were modeled to commence in the United States in 2028, Europe in 2029, and Japan in 2030. Upon completion of development, the underlying research and development asset will be amortized over its estimated useful life.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The results of operations for Innovalve have been included in the accompanying consolidated financial statements from the date of acquisition. Pro forma results have not been presented as the results of Innovalve are not material in relation to the consolidated financial statements of Edwards Lifesciences.

Endotronix, Inc.

On August 19, 2024, the Company acquired all the remaining outstanding shares of Endotronix, Inc. (“Endotronix”). Endotronix is a developer of an implantable sensor for management of heart failure patients. The acquisition was completed primarily to expand the Company's structural heart portfolio into a new therapeutic area to address the large unmet needs of patients suffering from heart failure.

Prior to the acquisition date, the Company had previously paid $60.0 million for an option to acquire Endotronix, which was historically recorded in Other Assets using the measurement alternative for fair value, and had an existing preferred stock investment in Endotronix of $10.0 million, which represented an ownership interest in Endotronix of approximately 7% (collectively, the “previously held equity interest in Endotronix”). In July 2024, the Company exercised its option to acquire the remaining equity interest in Endotronix which was accounted for as a step acquisition in accordance with authoritative guidance on accounting for business combinations. Accordingly, the Company allocated the purchase price of the acquired company to the net tangible assets and intangible assets acquired based upon their preliminary estimated fair values. The Company remeasured the previously held equity interest in Endotronix to its fair value, as of the date of acquisition. The Company considered multiple factors in determining the fair value of the previously held equity interest in Endotronix, including, (i) the price negotiated with the selling shareholders for the remaining 93% interest in Endotronix and (ii) an income approach valuation model. As a result of the remeasurement of the previously held equity interest in Endotronix, the Company recognized a gain of $24.6 million in Other income, net during the year ended December 31, 2024.

The purchase consideration for the acquisition of Endotronix was $798.8 million, which consisted of cash consideration of $649.1 million (net of cash acquired of $1.2 million), the fair value of the Company's previously held equity interest in Endotronix of $94.6 million, and the settlement of pre-existing relationships of $53.1 million. In addition, the Company agreed to pay an additional $2.0 million in a pre-specified milestone-driven payment that is dependent on the receipt of CE Mark approval for the CorPASS. For further information, see Note 13.
In connection with the acquisition of Endotronix, the Company placed $35.0 million of the cash consideration paid at closing into escrow to satisfy any claims for indemnification made in accordance with the merger agreement and for purchase price adjustments as of the acquisition date. Acquisition-related costs of $6.0 million were recorded in Selling, General, and Administrative Expenses during the year ended December 31, 2024.

During the year ended December 31, 2025, the Company finalized the purchase price accounting and recorded a measurement period adjustment of $15.1 million to decrease goodwill and increase deferred tax assets (included in Other Assets). This adjustment reflects information obtained about facts and circumstances that existed as of the acquisition date and was recognized within the one-year measurement period.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the final fair value of consideration transferred and the fair values of the assets acquired and liabilities assumed (in millions):

Cash consideration paid at closing	$650.3
Settlement of pre-existing relationships	53.1
Fair value of previously held equity interest in Endotronix	94.6
Fair value of contingent consideration	2.0
Total purchase price	800.0
Less: cash acquired	(1.2)
Total purchase price, net of cash acquired	$798.8

Current assets	$7.7
Property and equipment, net	12.6
Goodwill	367.7
In-process research and development	68.9
Developed technology	388.9
Operating lease right-of-use assets	9.9
Other assets	15.8
Liabilities assumed	(26.3)
Deferred tax liabilities	(45.2)
Net assets acquired	800.0
Less: cash acquired	(1.2)
Total purchase price, net of cash acquired	$798.8

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

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JC Medical, Inc.

On July 22, 2024, the Company acquired all the outstanding shares of JC Medical, Inc. (“JC Medical”) for purchase consideration of $116.3 million, net of cash acquired. In addition, the Company agreed to pay up to an additional $200.0 million in pre-specified milestone-driven payments over the next 12 years. The Company recognized a $1.8 million contingent consideration liability for the estimated fair value of the contingent milestone payments as of the acquisition date. For further information, see Note 13.

The Company placed $12.0 million of the cash consideration paid at closing into escrow to satisfy any claims for indemnification made in accordance with the merger agreement as of the acquisition date. Any funds remaining 15 months after the acquisition date will be disbursed to JC Medical's former shareholders. Acquisition-related costs of $1.6 million were recorded in Selling, General, and Administrative Expenses for the year ended December 31, 2024.

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

The following table summarizes the final fair value of consideration transferred and the fair values of the assets acquired and liabilities assumed (in millions):

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

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

11. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and in-process research and development assets resulting from business combinations are not subject to amortization. Other acquired intangible assets with finite lives are amortized over their expected useful lives on a straight-line basis, or if reliably determinable, based on the pattern in which the economic benefit of the asset is expected to be used. The Company expenses costs incurred to renew or extend the term of acquired intangible assets.

The changes in the carrying amount of goodwill, by segment, during the years ended December 31, 2025 and 2024 were as follows (in millions):

	United States	Europe	Rest of World	Total
Goodwill at December 31, 2023	$710.7	$58.2	$376.2	$1,145.1
Goodwill acquired during the year (Note 10)	429.2	—	205.4	634.6
Currency translation adjustment	—	(3.0)	—	(3.0)
Goodwill at December 31, 2024	1,139.9	55.2	581.6	1,776.7
Adjustments to goodwill from acquisition (Note 10) (a)	(15.1)	—	—	(15.1)
Currency translation adjustment	—	7.0	—	7.0
Goodwill at December 31, 2025	$1,124.8	$62.2	$581.6	$1,768.6
______________________________________
(a) Includes measurement period adjustment related to Endotronix acquisition. For further information, see Note 10.

Other intangible assets consist of the following (in millions):

		December 31,
	Weighted-Average Useful Life (in years)	2025			2024
		Cost	Accumulated Amortization	Net Carrying Value	Cost	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets
Patents	10.2	$53.0	$(8.6)	$44.4	$138.8	$(90.5)	$48.3
Developed technology	14.4	617.8	(44.5)	573.3	665.2	(47.4)	617.8
Other	0.0	0.5	(0.5)	—	3.4	(3.4)	—
	14.1	671.3	(53.6)	617.7	807.4	(141.3)	666.1
Indefinite-lived intangible assets
In-process research and development		510.5	—	510.5	510.5	—	510.5
		$1,181.8	$(53.6)	$1,128.2	$1,317.9	$(141.3)	$1,176.6

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In 2025, the Company recorded a $40.0 million impairment loss related to certain developed technology assets due to management’s determination that the assets are no longer expected to generate future economic benefit. The impairment was recognized in Intangible Assets Impairment Charges within operating income on the consolidated statement of operations. There were no intangible asset impairment charges recognized in 2024.

Amortization expense related to other intangible assets for the years ended December 31, 2025, 2024, and 2023 was $8.4 million, $5.6 million, and $2.2 million, respectively. Estimated amortization expense for each of the years ending December 31 is as follows (in millions):

2026	$17.3
2027	27.7
2028	48.8
2029	69.7
2030	88.0

12. DEBT AND CREDIT FACILITIES

In June 2018, the Company issued $600.0 million of fixed-rate unsecured senior notes (the “Notes”) due June 15, 2028. Interest is payable semi-annually in arrears, with payments due in June and December of each year. The Company may redeem the Notes, in whole or in part, at any time and from time to time at specified redemption prices. In addition, upon the occurrence of certain change of control triggering events, the Company may be required to repurchase all or a portion of the Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest. The Notes also include covenants that limit the Company's ability to incur secured indebtedness, enter into sale and leaseback transactions, and consolidate, merge, or transfer all or substantially all of its assets.

The following is a summary of the Notes as of December 31, 2025 and 2024 (in millions, except for percentages):

	December 31,
	2025		2024
	Amount	Effective Interest Rate	Amount	Effective Interest Rate
Fixed-rate 4.3% Notes	$600.0	4.329%	$600.0	4.329%
Unamortized discount	(0.4)		(0.5)
Unamortized debt issuance costs	(1.3)		(1.8)
Total carrying amount	$598.3		$597.7

As of December 31, 2025 and 2024, the fair value of the Notes was $604.0 million and $587.5 million, respectively, based on observable market prices in less active markets and categorized as Level 2. For further information, see Note 13. The debt issuance costs, as well as the discount, are being amortized to interest expense over the term of the Notes.

The Company has a Five-Year Credit Agreement (the “Credit Agreement”) that provides for a $750.0 million multi-currency unsecured revolving credit facility and matures on July 15, 2027. Subject to certain terms and conditions and the agreement of the lenders, the Company may increase the amount available under the Credit Agreement by up to an additional $250.0 million in the aggregate and extend the maturity date for an additional year. Borrowings under the Credit Agreement bear interest at a variable rate based on the Secured Overnight Financing Rate (“SOFR”), plus a spread ranging from 0.785% to 1.3%, depending on the leverage ratio or credit rating, as defined in the Credit Agreement, plus a 0.1% credit spread adjustment. The Company will also pay a facility fee ranging from 0.09% to 0.20%, depending on the Company's leverage ratio or credit rating, on the entire credit commitment available, whether or not drawn. The facility fee is expensed as incurred. During 2025, under the Credit Agreement, the spread over SOFR was 0.9% and the facility fee was 0.1%. Issuance costs of $2.1 million are

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

being amortized to interest expense over the term of the Credit Agreement. As of December 31, 2025 and 2024, there were no borrowings outstanding. Amounts outstanding under the Credit Agreement, if any from time to time, are classified as long-term obligations in accordance with the terms of the Credit Agreement. The Credit Agreement is unsecured and contains various financial and other covenants, including a maximum leverage ratio, as defined in the Credit Agreement. The Company was in compliance with all covenants under the Credit Agreement at December 31, 2025.

The weighted-average interest rate under all debt obligations, including the impact of the cross-currency swap contract (for further information, see Note 14), was 3.5% and 3.4% at December 31, 2025 and 2024, respectively.

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

The consolidated financial statements include financial instruments for which the fair market value of such instruments may differ from amounts reflected on a historical cost basis. Financial instruments of the Company consist of cash deposits, accounts and other receivables, investments, accounts payable, certain accrued liabilities, and borrowings under a revolving credit agreement. The carrying value of these financial instruments generally approximates fair value due to their short-term nature. Financial instruments also include notes payable. For further information on the fair value of the notes payable, see Note 12.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company's financial instruments which are measured at fair value on a recurring basis as of December 31, 2025 and 2024 (in millions):

December 31, 2025	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,366.7	$1,020.0	$—	$2,386.7
Available-for-sale investments:
Corporate debt securities	—	346.9	—	346.9
Asset-backed securities	—	35.0	—	35.0
U.S. government and agency securities	—	466.3	—	466.3
Commercial paper	—	452.3	—	452.3
Equity investments in unconsolidated entities	7.1	—	—	7.1
Investments held for deferred compensation plans	167.0	—	—	167.0
Derivatives	—	21.4	—	21.4
	$1,540.8	$2,341.9	$—	$3,882.7
Liabilities
Derivatives	$—	$27.0	$—	$27.0
Contingent consideration liabilities	—	—	2.0	2.0
Other	—	—	6.1	6.1
	$—	$27.0	$8.1	$35.1

December 31, 2024
Assets
Cash equivalents	$1,394.4	$985.5	$—	$2,379.9
Available-for-sale investments:
Bank time deposits	—	13.9	—	13.9
Corporate debt securities	—	462.3	—	462.3
Asset-backed securities	—	68.8	—	68.8
U.S. government and agency securities	—	237.1	—	237.1
Commercial paper	—	236.5	—	236.5
Municipal securities	—	2.7	—	2.7
Equity investments in unconsolidated entities	5.5	—	—	5.5
Investments held for deferred compensation plans	146.6	—	—	146.6
Derivatives	—	82.1	—	82.1
	$1,546.5	$2,088.9	$—	$3,635.4
Liabilities
Derivatives	$—	$8.2	$—	$8.2
Contingent consideration liabilities	—	—	16.5	16.5
Other	—	—	5.0	5.0
	$—	$8.2	$21.5	$29.7

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Contingent Consideration Liabilities

Certain of the Company's acquisitions involve contingent consideration arrangements. Payment of additional consideration is contingent upon the acquired company reaching certain performance milestones, such as attaining specified sales levels or obtaining regulatory approvals. These contingent consideration liabilities are measured at estimated fair value using either a probability weighted discounted cash flow analysis or a Monte Carlo simulation model, both of which consider significant unobservable inputs. These inputs include (1) the discount rate used to calculate the present value of the projected cash flows (ranging from 11.1% to 11.6%; with a weighted average of 11.3%), (2) the probability of milestone achievement (a weighted average of 60.0%), (3) the projected payment dates (a weighted average of 2032), and (4) the volatility of future revenue (25%). The weighted average of each of the above inputs was determined based on the relative fair value of each obligation. The use of different assumptions could have a material effect on the estimated fair value amounts.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the changes in fair value of Level 3 financial instruments measured at fair value on a recurring basis for the years ended December 31, 2025 and 2024 (in millions), which are included in Other Liabilities:

	Contingent Consideration	Other	Total
Fair value, December 31, 2023	$—	$10.3	$10.3
Additions	16.5	—	16.5
Changes in fair value	—	(5.3)	(5.3)
Fair value, December 31, 2024	$16.5	$5.0	$21.5
Payments	(2.0)	—	(2.0)
Changes in fair value	(12.5)	1.1	(11.4)
Fair value, December 31, 2025	$2.0	$6.1	$8.1

14. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses derivative financial instruments to manage its currency exchange rate risk and its interest rate risk as summarized below. Notional amounts are stated in United States dollar equivalents at spot exchange rates at the respective dates. The Company does not enter into these arrangements for trading or speculation purposes.

	Notional Amount
	As of December 31,
	2025	2024
	(in millions)
Foreign currency forward exchange contracts	$2,079.5	$1,926.9
Cross-currency swap contracts	300.0	300.0

The following table presents the location and fair value amounts of derivative instruments reported in the consolidated balance sheets (in millions):

		Fair Value
		As of December 31,
	Balance Sheet Location	2025	2024
Derivatives designated as hedging instruments
Assets
Foreign currency contracts	Other current assets	$15.6	$47.4
Foreign currency contracts	Other assets	$1.5	$—
Cross-currency swap contracts	Other assets	$4.3	$34.7
Liabilities
Foreign currency contracts	Accrued and other liabilities	$25.3	$6.4
Foreign currency contracts	Other liabilities	$1.7	$—
Derivatives not designated as hedging instruments
Liabilities
Foreign currency contracts	Accrued and other liabilities	$—	$1.8

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the effect of master-netting agreements and rights of offset on the consolidated balance sheets (in millions):

				Gross Amounts Not Offset in the Consolidated Balance Sheet
		Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet
December 31, 2025	Gross Amounts			Financial Instruments	Cash Collateral Received	Net Amount
Derivative Assets
Foreign currency contracts	$17.1	$—	$17.1	$(10.4)	$—	$6.7
Cross-currency swap contracts	$4.3	$—	$4.3	$—	$—	$4.3
Derivative Liabilities
Foreign currency contracts	$27.0	$—	$27.0	$(10.4)	$—	$16.6
December 31, 2024
Derivative Assets
Foreign currency contracts	$47.4	$—	$47.4	$(5.4)	$—	$42.0
Cross-currency swap contracts	$34.7	$—	$34.7	$—	$—	$34.7
Derivative Liabilities
Foreign currency contracts	$8.2	$—	$8.2	$(5.4)	$—	$2.8

The following table presents the effect of derivative and non-derivative hedging instruments on the consolidated statements of operations and consolidated statements of comprehensive income (in millions):

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)
	2025	2024
Cash flow hedges
Foreign currency contracts	$(58.9)	$83.8
Net investment hedges
Cross-currency swap contracts	$(30.4)	$11.3

The cross-currency swap contracts have an expiration date of June 15, 2028. At maturity of the cross-currency swap contracts, the Company will deliver the notional amount of €257.2 million and will receive $300.0 million from the counterparties. The Company receives semi-annual interest payments from the counterparties based on a fixed interest rate until maturity of the agreements.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the effect of derivative instruments on the consolidated statements of operations (in millions):

	Location and Amount of Gain or (Loss) Recognized in Income
	Year Ended December 31, 2025
	Cost of sales	Interest expense	Other non-operating income, net

Total amounts presented in the consolidated statements of operations	$(1,334.2)	$(20.4)	$7.2
The effects of cash flow hedges:
Foreign currency contracts:
Amount of gain reclassified from accumulated other comprehensive loss into income	5.9	—	—
The effects of net investment hedges:
Cross-currency swap contracts
Amount excluded from effectiveness testing	—	6.4	—
The effects of non-designated hedges:
Foreign currency contracts:	—	—	0.6

	Location and Amount of Gain or (Loss) Recognized in Income
	Year Ended December 31, 2024
	Cost of sales	Interest expense	Other non-operating income, net

Total amounts presented in the consolidated statements of operations	$(1,117.5)	$(19.8)	$68.9
The effects of fair value hedges:
Foreign currency contracts:
Hedged items	—	—	(4.0)
Derivatives designated as hedging instruments	—	—	4.0
Amount excluded from effectiveness testing (amortized)	—	—	0.8
The effects of cash flow hedges:
Foreign currency contracts:
Amount of gain reclassified from accumulated other comprehensive loss into income	35.8	—	—
The effects of net investment hedges:
Cross-currency swap contracts
Amount excluded from effectiveness testing	—	7.0	—
The effects of non-designated hedges:
Foreign currency contracts:	—	—	22.4
The Company expects that during 2026, it will reclassify to earnings a $3.3 million loss currently recorded in Accumulated Other Comprehensive Loss. For the years ended December 31, 2025, 2024, and 2023, the Company did not record any gains or losses due to hedge ineffectiveness.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. EMPLOYEE BENEFIT PLANS

Defined Benefit Plans

The Company maintains defined benefit pension plans in Japan and certain European countries.

	Years Ended December 31,
	2025	2024
	(in millions)
Change in projected benefit obligation:
Beginning of year	$106.7	$111.7
Service cost	5.3	5.0
Interest cost	1.7	1.9
Participant contributions	2.0	2.0
Actuarial loss	(5.3)	3.6
Benefits paid	(1.3)	(1.5)
Plan amendment	0.7	(0.5)
Divestiture (Note 5)	—	(4.4)
Settlements and curtailment gain (Note 5)	(10.0)	(5.4)
Currency exchange rate changes and other	12.0	(5.7)
End of year	$111.8	$106.7
Change in fair value of plan assets:
Beginning of year	$74.6	$75.5
Actual return on plan assets	5.4	6.3
Employer contributions	4.2	6.4
Participant contributions	2.0	2.0
Divestiture (Note 5)	—	(4.4)
Settlements	(10.0)	(5.9)
Benefits paid	(1.3)	(1.5)
Currency exchange rate changes and other	8.0	(3.8)
End of year	$82.9	$74.6
Funded Status
Projected benefit obligation	$(111.8)	$(106.7)
Plan assets at fair value	82.9	74.6
Underfunded status	$(28.9)	$(32.1)
Net amounts recognized on the consolidated balance sheet:
Other liabilities	$28.9	$32.1
Accumulated other comprehensive loss, net of tax:
Net actuarial loss	$(2.0)	$(9.1)
Net prior service credit	3.3	4.4
Deferred income tax benefit	(0.5)	0.6
Total	$0.8	$(4.1)

The accumulated benefit obligation for all defined benefit pension plans was $106.5 million and $102.1 million as of December 31, 2025 and 2024, respectively. Pension plans with accumulated benefit obligations in excess of plan assets and plans with projected benefit obligations in excess of plan assets were as follows (in millions):

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2025	2024
Plans with accumulated benefit obligation in excess of plan assets
Accumulated benefit obligation	$95.7	$89.1
Fair value of plan assets	71.3	61.6
Plans with projected benefit obligation in excess of plan assets
Projected benefit obligation	$111.8	$106.7
Fair value of plan assets	82.9	74.6

The components of net periodic pension benefit cost are as follows (in millions):

	Years Ended December 31,
	2025	2024	2023
Service cost, net	$5.3	$5.0	$4.3
Interest cost	1.7	1.9	2.3
Expected return on plan assets	(3.3)	(3.1)	(2.7)
Settlements and curtailment gain	0.4	1.2	—
Amortization of actuarial loss	0.3	0.2	—
Amortization of prior service credit	(0.9)	(0.8)	(0.8)
Net periodic pension benefit cost	$3.5	$4.4	$3.1

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

The weighted-average assumptions used to determine the benefit obligations are as follows:

	December 31,
	2025	2024
Discount rate	2.0%	1.5%
Rate of compensation increase	2.6%	2.8%
Cash balance interest crediting rate	1.5%	1.5%
Social securities increase	1.5%	1.8%
Pension increase	2.2%	2.2%

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted-average assumptions used to determine the net periodic pension benefit cost are as follows:

	Years ended December 31,
	2025	2024	2023
Discount rate	1.5%	1.8%	2.5%
Expected return on plan assets	4.1%	4.3%	3.7%
Rate of compensation increase	2.8%	2.9%	2.9%
Cash balance interest crediting rate	1.5%	1.5%	1.5%
Social securities increase	1.8%	1.8%	1.8%
Pension increase	2.2%	2.2%	2.2%

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

The Company's Administrative and Investment Committee decides on the defined benefit plan provider in each location and that provider decides the target allocation for the Company's defined benefit plan at that location. The target asset allocation selected reflects a risk/return profile the Company feels is appropriate relative to the plans' liability structure and return goals. In certain plans, asset allocations may be governed by local requirements. Target weighted-average asset allocations at December 31, 2025, by asset category, are as follows:

Equity securities	32.8%
Debt securities	32.9%
Real estate	15.4%
Other	18.9%
Total	100.0%

The fair values of the Company's defined benefit plan assets at December 31, 2025 and 2024, by asset category, are as follows (in millions):

December 31, 2025	Level 1	Level 2	Level 3	Total
Asset Category
Cash	$1.6	$—	$—	$1.6
Equity securities:
United States equities	1.9	—	—	1.9
International equities	26.1	—	—	26.1
Debt securities:
United States government bonds	2.6	—	—	2.6
International government bonds	23.9	—	—	23.9
Real estate	—	12.7	—	12.7
Mortgages	—	3.6	—	3.6
Insurance contracts	—	—	0.6	0.6
Total plan assets measured at fair value	$56.1	$16.3	$0.6	$73.0
Alternative investments measured at net asset value (a)				9.9
Total plan assets				$82.9

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2024	Level 1	Level 2	Level 3	Total
Asset Category
Cash	$1.1	$—	$—	$1.1
Equity securities:
United States equities	2.0	—	—	2.0
International equities	21.1	—	—	21.1
Debt securities:
United States government bonds	3.2	—	—	3.2
International government bonds	24.6	—	—	24.6
Real estate	—	11.0	—	11.0
Mortgages	—	3.0	—	3.0
Insurance contracts	—	—	0.7	0.7
Total plan assets	$52.0	$14.0	$0.7	$66.7
Alternative investments measured at net asset value (a)				7.9
Total plan assets				$74.6
_______________________________________
(a)     Certain investments that were measured at net asset value per share have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the total plan assets.

The following table summarizes the changes in fair value of the Company's defined benefit plan assets that have been classified as Level 3 for the years ended December 31, 2025 and 2024 (in millions):

Insurance Contracts
Balance at December 31, 2023	$0.8
Actual return on plan assets:
Relating to assets still held at December 31, 2024	0.4
Purchases, sales and settlements	(0.5)
Balance at December 31, 2024	0.7
Actual return on plan assets:
Relating to assets still held at December 31, 2025	(0.1)
Purchases, sales and settlements	(0.2)
Currency exchange rate impact	0.2
Balance at December 31, 2025	$0.6

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

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following benefit payments, which reflect expected future service, as appropriate, at December 31, 2025, are expected to be paid (in millions):

2026	$6.9
2027	6.2
2028	6.7
2029	7.4
2030	7.9
2031-2035	40.8

As of December 31, 2025, expected employer contributions for 2026 are $2.9 million.

Defined Contribution Plans

The Company's employees in the United States are eligible to participate in a qualified defined contribution plan. In the United States, participants may contribute up to 25% of their eligible compensation (subject to tax code limitation) to the plan. Edwards Lifesciences matches the first 4% of the participant's annual eligible compensation contributed to the plan on a dollar-for-dollar basis. Edwards Lifesciences matches the next 2% of the participant's annual eligible compensation to the plan on a 50% basis. In Puerto Rico, participants may contribute up to 25% of their annual compensation (subject to tax code limitation) to the plan. Edwards Lifesciences matched the first 4% of participant's annual eligible compensation contributed to the plan on a 50% basis. The Company also provided a 2% profit sharing contribution calculated on eligible earnings for each employee. Matching contributions relating to Edwards Lifesciences employees were $55.7 million, $56.2 million, and $51.0 million in 2025, 2024, and 2023, respectively.

The Company also has nonqualified deferred compensation plans for a select group of employees. The plans provide eligible participants the opportunity to defer eligible compensation to future dates specified by the participant with a return based on investment alternatives selected by the participant. The amount accrued under these nonqualified plans was $166.6 million and $146.5 million at December 31, 2025 and 2024, respectively.

16. COMMON STOCK

Treasury Stock

In August 2024, the Board of Directors approved a stock repurchase program authorizing the Company to purchase up to $1.5 billion of repurchases of the Company's common stock under this program. In September 2025, the Board of Directors approved up to an additional $1.5 billion of repurchases of the Company's common stock under this program. The repurchase program does not have an expiration date. Stock repurchased under the program may be used to offset the impact of the Company's employee stock-based benefit programs and stock-based business acquisitions, and will reduce the total shares outstanding.

During 2025, 2024, and 2023, the Company repurchased 11.8 million, 16.8 million, and 11.4 million shares, respectively, at an aggregate cost of $0.9 billion, $1.2 billion, and $0.9 billion, respectively, including shares purchased under a Rule 10b5-1 trading plan, the accelerated share repurchase (“ASR”) agreements described below, and shares acquired to satisfy tax withholding obligations in connection with the vesting of restricted stock units and exercise of stock options issued to employees. The timing and size of any future stock repurchases are subject to a variety of factors, including expected dilution from stock plans, cash capacity, and the market price of the Company's common stock.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accelerated Share Repurchase

During 2025 and 2024, the Company entered into ASR agreements providing for the repurchase of the Company's common stock based on the volume-weighted average price (“VWAP”) of the Company's common stock during the term of the applicable agreements, less a discount. The following table summarizes the terms of the ASR agreements (dollars and shares in millions, except per share data):

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

Employee and Director Stock Plans

The Edwards Lifesciences Corporation Long-term Stock Incentive Compensation Program (the “Program”) provides for the grant of incentive and non-qualified stock options, restricted stock, and restricted stock units for eligible employees of the Company. Under the Program, these grants are awarded at a price equal to the fair market value at the date of grant based upon the closing price on that date. Options to purchase shares of the Company's common stock granted under the Program generally vest over predetermined periods of between three to four years and expire seven years after the date of grant. Service-based restricted stock units of the Company's common stock granted under the Program generally vest over predetermined periods, typically four years after the date of grant. Market-based restricted stock units of the Company's common stock granted under the Program vest over three years based on a combination of certain service and market conditions. The actual number of shares issued will be determined based on the Company's total stockholder return relative to a selected industry peer group. On May 7, 2024, the Company’s stockholders approved an amendment and restatement of the Program to (1) increase the total number of shares of the Company’s common stock available for issuance under the Program by 6.9 million shares to a new total share limit of 334.5 million shares, (2) increase the total number of shares of the Company’s common stock available for issuance as restricted stock and restricted stock unit awards under the Program by 2.0 million shares to a new limit on the total number of shares available for these types of awards of 35.6 million shares, and (3) extend the term within which new awards may be granted under the Program through February 21, 2034.

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

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company has an employee stock purchase plan for United States employees and a plan for employees outside of the United States (collectively “ESPP”). Under the ESPP, eligible employees may purchase shares of the Company's common stock at 85% of the lower of the fair market value of Edwards Lifesciences common stock on the effective date of subscription or the date of purchase. Under the ESPP, employees can authorize the Company to withhold up to 15% of their compensation for common stock purchases, subject to certain limitations. The ESPP is available to all active employees of the Company paid from the United States payroll and to eligible employees of the Company outside of the United States, to the extent permitted by local law. The ESPP for United States employees is qualified under Section 423 of the Internal Revenue Code. On May 8, 2025, the Company’s stockholders approved the amendment and restatement of the Company’s 2001 Employee Stock Purchase Plan for United States and international employees to (1) increase the total number of shares of the Company’s common stock available for issuance to the Company’s United States employees by 4.2 million shares to a new total share limit of 43.8 million shares, and (2) increase the total number of shares of the Company’s common stock available for issuance to the Company’s international employees by 1.5 million shares to a new total share limit of 12.3 million shares. The number of shares of common stock authorized for issuance under the ESPP was 56.1 million shares.

The fair value of each option award and employee stock purchase subscription is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following tables. The risk-free interest rate is estimated using the United States Treasury yield curve and is based on the expected term of the award. Expected volatility is estimated based on a blend of the weighted-average of the historical volatility of Edwards Lifesciences' stock and the implied volatility from traded options on Edwards Lifesciences' stock. The expected term of awards granted is estimated from the vesting period of the award, as well as historical exercise behavior, and represents the period of time that awards granted are expected to be outstanding. The Company uses historical data to estimate forfeitures and has estimated an annual forfeiture rate of 5.7%.

The Black-Scholes option pricing model was used with the following weighted-average assumptions for options granted during the following periods:

Option Awards

	Years Ended December 31,
	2025	2024	2023
Risk-free interest rate	4.0%	4.5%	3.4%
Expected dividend yield	None	None	None
Expected volatility	34.1%	30.9%	32.8%
Expected term (years)	5.3	5.3	5.1
Fair value, per share	$28.38	$31.14	$30.97

The Black-Scholes option pricing model was used with the following weighted-average assumptions for ESPP subscriptions granted during the following periods:

ESPP

	Years Ended December 31,
	2025	2024	2023
Risk-free interest rate	4.3%	5.2%	4.6%
Expected dividend yield	None	None	None
Expected volatility	30.8%	33.5%	31.5%
Expected term (years)	0.6	0.6	0.6
Fair value, per share	$18.81	$25.01	$19.03

The fair value of market-based restricted stock units was determined using a Monte Carlo simulation model, which uses multiple input variables to determine the probability of satisfying the market condition requirements. The weighted-average assumptions used to determine the fair value of the market-based restricted stock units granted

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
during the years ended December 31, 2025, 2024, and 2023 included a risk-free interest rate of 3.8%, 4.5%, and 3.6%, respectively, and an expected volatility rate of 37.9%, 32.4%, and 32.6%, respectively.

Stock option activity during the year ended December 31, 2025 under the Program and the Nonemployee Directors Program was as follows (in millions, except years and per-share amounts):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	10.0	$79.15
Options granted	1.8	75.05
Options exercised	(1.7)	51.28
Options forfeited	(0.7)	88.69
Outstanding as of December 31, 2025	9.4	82.78	3.6 years	$63.0
Exercisable as of December 31, 2025	6.1	83.14	2.5 years	$45.9
Vested and expected to vest as of December 31, 2025	8.9	82.81	3.5 years	$60.7

The following table summarizes nonvested restricted stock unit activity during the year ended December 31, 2025 under the Program and the Nonemployee Directors Program (in millions, except per-share amounts):

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested as of December 31, 2024	3.2	$89.16
Granted	1.8	76.61
Vested	(0.9)	88.97
Forfeited	(0.6)	86.64
Nonvested as of December 31, 2025	3.5	82.49

The intrinsic value of stock options exercised and restricted stock units vested during the years ended December 31, 2025, 2024, and 2023 was $111.4 million, $150.2 million, and $162.7 million, respectively. The intrinsic value of stock options is calculated as the amount by which the market price of the Company's common stock exceeds the exercise price of the option. During the years ended December 31, 2025, 2024, and 2023, the Company received cash from exercises of stock options of $89.2 million, $90.6 million, and $83.4 million, respectively, and tax benefits from exercises of stock options and vesting of restricted stock units of $23.6 million, $32.6 million, and $35.9 million, respectively. The total grant-date fair value of stock options vested during the years ended December 31, 2025, 2024, and 2023 were $44.1 million, $44.8 million, and $41.3 million, respectively.

As of December 31, 2025, the total remaining unrecognized compensation expense related to nonvested stock options, restricted stock units, market-based restricted stock units, and employee stock purchase plan subscription awards amounted to $285.0 million, which will be amortized on a straight-line basis over each award's requisite service period. The weighted-average remaining requisite service period is 30 months.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. ACCUMULATED OTHER COMPREHENSIVE LOSS

Presented below is a summary of activity for each component of Accumulated Other Comprehensive Loss for the years ended December 31, 2025, 2024, and 2023 (in millions).

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Hedges	Unrealized (Loss) Gain on Available-for-sale Investments	Unrealized Pension Credits (Costs) (a)	Total Accumulated Other Comprehensive Loss
December 31, 2022	$(218.8)	$23.8	$(65.6)	$5.7	$(254.9)
Other comprehensive income (loss) before reclassifications	6.9	43.3	32.6	(11.1)	71.7
Amounts reclassified from accumulated other comprehensive loss	(6.9)	(72.8)	8.1	(0.8)	(72.4)
Deferred income tax benefit	4.3	6.4	0.1	2.0	12.8
December 31, 2023	(214.5)	0.7	(24.8)	(4.2)	(242.8)
Other comprehensive (loss) income before reclassifications	(49.9)	91.0	34.8	(0.2)	75.7
Amounts reclassified from accumulated other comprehensive loss	(7.0)	(40.6)	(12.5)	0.6	(59.5)
Deferred income tax expense	(2.7)	(13.4)	(1.5)	(0.3)	(17.9)
December 31, 2024	(274.1)	37.7	(4.0)	(4.1)	(244.5)
Other comprehensive income (loss) before reclassifications	44.5	(58.9)	84.4	6.1	76.1
Amounts reclassified from accumulated other comprehensive loss	(6.4)	(5.9)	(80.4)	(0.1)	(92.8)
Deferred income tax benefit (expense)	7.5	17.3	(0.8)	(1.1)	22.9
December 31, 2025	$(228.5)	$(9.8)	$(0.8)	$0.8	$(238.3)

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

_______________________________________________________________________________
(a)For the years ended December 31, 2025, 2024, and 2023, the change in unrealized pension costs consisted of the following (in millions):

	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
2025
Prior service credit arising during period	$(0.3)	$1.0	$0.7
Amortization of prior service credit	(0.8)	—	(0.8)
Net prior service cost arising during period	(1.1)	1.0	(0.1)
Net actuarial loss arising during period	7.1	(2.1)	5.0
Unrealized pension costs, net	$6.0	$(1.1)	$4.9
2024
Prior service credit arising during period	$—	$(0.1)	$(0.1)
Amortization of prior service credit	(0.8)	0.2	(0.6)
Net prior service cost arising during period	(0.8)	0.1	(0.7)
Net actuarial loss arising during period	1.2	(0.4)	0.8
Unrealized pension credits, net	$0.4	$(0.3)	$0.1
2023
Prior service cost arising during period	$0.7	$0.9	$1.6
Amortization of prior service credit	(0.8)	0.1	(0.7)
Net prior service cost arising during period	(0.1)	1.0	0.9
Net actuarial gain arising during period	(11.8)	1.0	(10.8)
Unrealized pension credits, net	$(11.9)	$2.0	$(9.9)

The following table provides information about amounts reclassified from Accumulated Other Comprehensive Loss (in millions):

	Years Ended December 31,
Details about Accumulated Other Comprehensive Loss Components	2025	2024	Affected Line on Consolidated Statements of Operations
Foreign currency translation adjustments	$6.4	$7.0	Other non-operating income, net
	(1.6)	(1.7)	Provision for income taxes
	$4.8	$5.3	Net of tax
Gain on hedges	$5.9	$35.8	Cost of sales
	—	4.8	Other non-operating income, net
	5.9	40.6	Total before tax
	(1.7)	(10.1)	Provision for income taxes
	$4.2	$30.5	Net of tax
Gain on available-for-sale investments	$80.4	$12.5	Other non-operating income, net
	(19.7)	(3.1)	Provision for income taxes
	$60.7	$9.4	Net of tax
Amortization of pension adjustments	$0.1	$(0.6)	Other non-operating income, net
	—	0.5	Provision for income taxes
	$0.1	$(0.1)	Net of tax

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.    OTHER NON-OPERATING INCOME, NET

Components of other non-operating income, net are as follows (in millions):

	Years Ended December 31,
	2025	2024	2023
Foreign exchange gains, net	$(0.7)	$(7.1)	$(10.0)
(Gain) loss on investments	(3.3)	0.6	0.7
Non-service cost components of net periodic pension benefit cost	(1.7)	(0.6)	(1.2)
Gain on remeasurement of previously held equity interest upon acquisition	—	(55.0)	—
Other	(1.5)	(6.8)	(3.4)
Total other non-operating income, net	$(7.2)	$(68.9)	$(13.9)

19. INCOME TAXES

The Company's net income (loss) from continuing operations before provision for income taxes was generated from operations in the United States and outside of the United States as follows (in millions):

	Years Ended December 31,
	2025	2024	2023
United States	$(157.5)	$265.7	$290.1
Outside of the United States, including Puerto Rico	1,430.4	1,282.4	1,082.3
	$1,272.9	$1,548.1	$1,372.4

The provision for income taxes consists of the following (in millions):

	Years Ended December 31,
	2025	2024	2023
Current
United States:
Federal	$19.3	$248.4	$291.7
State and local	38.6	40.7	50.1
Outside of the United States, including Puerto Rico	224.8	25.8	53.0
Current income tax expense	$282.7	$314.9	$394.8
Deferred
United States:
Federal	$(16.6)	$(117.8)	$(165.7)
State and local	(41.5)	(31.0)	(54.2)
Outside of the United States, including Puerto Rico	(7.7)	(14.0)	(22.5)
Deferred income tax benefit	(65.8)	(162.8)	(242.4)
Total income tax provision	$216.9	$152.1	$152.4

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2025	2024
Deferred tax assets
Capitalized research and development expenses	$604.1	$533.8
Compensation and benefits	144.4	123.7
Benefits from uncertain tax positions	162.3	89.6
Net tax credit carryforwards	243.9	289.1
Net operating loss carryforwards	143.5	132.1
Accrued liabilities	181.4	145.2
Inventories	11.1	14.9
Lease liability obligations	4.5	6.5
Other	11.6	7.2
Total deferred tax assets	1,506.8	1,342.1
Deferred tax liabilities
Property, plant, and equipment	(77.8)	(76.4)
Cash flow and net investment hedges	(0.4)	(11.8)
Deferred tax on foreign earnings	(1.2)	(3.6)
Right-of-use assets	(3.8)	(4.3)
Other intangible assets	(231.9)	(230.3)
Other	(5.5)	(4.8)
Total deferred tax liabilities	(320.6)	(331.2)
Valuation allowance	(104.1)	(87.8)
Net deferred tax assets	$1,082.1	$923.1

During 2025, net deferred tax assets increased $159.0 million, including items that were recorded to stockholders' equity and which did not impact the Company's income tax provision.

The valuation allowance of $104.1 million as of December 31, 2025 reduces certain deferred tax assets to amounts that are more likely than not to be realized. This allowance primarily relates to the net operating loss carryforwards of certain non-United States subsidiaries and certain United States foreign tax credit carryforwards.

Net operating loss and capital loss carryforwards and the related carryforward periods at December 31, 2025 are summarized as follows (in millions):

	Carryforward Amount	Tax Benefit Amount	Valuation Allowance	Net Tax Benefit	Carryforward Period Ends
United States federal net operating losses	$14.9	$3.1	$—	$3.1	2026-2037
United States federal net operating losses	99.0	20.8	—	20.8	Indefinite
United States state net operating losses	180.7	12.9	(3.7)	9.2	2029-2044
United States state net operating losses	0.4	—	—	—	Indefinite
Non-United States net operating losses	8.9	2.2	—	2.2	2030
Non-United States net operating losses	575.4	104.5	(74.6)	29.9	Indefinite
Total	$879.3	$143.5	$(78.3)	$65.2

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The gross tax credit carryforwards and the related carryforward periods at December 31, 2025 are summarized as follows (in millions):

	Carryforward Amount	Valuation Allowance	Net Tax Benefit	Carryforward Period Ends
California research expenditure tax credits	$245.3	$—	$245.3	Indefinite
Federal research expenditure tax credits	8.2	—	8.2	2025-2034
United States foreign tax credits	69.5	(22.3)	47.2	2025-2034
Non-United States tax credits	—	—	—	2025-2028
Total	$323.0	$(22.3)	$300.7

The Company has $245.3 million of gross California research expenditure tax credits it expects to use in future periods. The credits may be carried forward indefinitely. Based upon anticipated future taxable income, the Company expects that it is more likely than not that all California research expenditure tax credits will be utilized, although the utilization of the full benefit is expected to be realized over an extended period of time. Accordingly, no valuation allowance has been provided. The Company has $69.5 million of United States foreign tax credits of which $47.2 million are expected to be utilized before the end of the 10-year carryforward period. As a result, the Company recorded a valuation allowance of $22.3 million on the United States foreign tax credit carryforwards which have been determined to be unrealizable.

In December 2017, the Tax Cuts and Jobs Act of 2017 (the “2017 Act”) was signed into law. The 2017 Act required companies to pay a one-time mandatory deemed repatriation tax on the cumulative earnings of certain foreign subsidiaries that were previously tax deferred. The Company elected to pay the repatriation tax in installments over eight years. As of December 31, 2024, the Company had a remaining tax obligation of $78.5 million related to the deemed repatriation. The final installment of $78.5 million was paid in the second quarter of 2025.

The Company asserts that $405.8 million of its foreign earnings continue to be indefinitely reinvested and it intends to repatriate $720.9 million of its foreign earnings as of December 31, 2025. The estimated net tax liability on the indefinitely reinvested earnings if repatriated is $1.2 million.

The Company has received tax incentives in certain non-United States tax jurisdictions, the primary benefit for which will expire in 2032. The tax reductions to cash tax expense as compared to the local statutory rates were $93.9 million ($0.16 per diluted share), $249.3 million ($0.42 per diluted share), and $294.2 million ($0.48 per diluted share) for the years ended December 31, 2025, 2024, and 2023, respectively.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company adopted ASU 2023-09 “Income Taxes (Topic 740): Improvements To Income Tax Disclosures” on a prospective basis beginning with the year ended December 31, 2025. The following table presents the required disclosures pursuant to ASU 2023-09 and reconciles the U.S. federal statutory income tax amount to the global effective amount for the year ended December 31, 2025 (in millions, except for percentages):

	Year Ended December 31,
	2025
	Amount	Percent
Income tax expense at United States federal statutory rate	$267.3	21.0%
State and local income taxes, net of federal income tax benefit (a)	(26.6)	(2.1)%
Foreign Tax Effects
Costa Rica
Statutory tax rate differential	35.3	2.8%
Tax holiday in Costa Rica	(117.8)	(9.3)%
Singapore
Statutory tax rate differential	(34.8)	(2.7)%
Tax holiday in Singapore	(45.4)	(3.6)%
Other	(11.8)	(0.9)%
Other foreign jurisdictions	46.1	3.6%
Effects of Cross-Border Tax Laws
Global intangible low-taxed income	60.7	4.8%
Foreign-derived intangible income	(11.5)	(0.9)%
Other	(3.6)	(0.3)%
Tax Credits
Research and development tax credits	(31.3)	(2.5)%
Other	(0.8)	(0.1)%
Change in Valuation Allowances	0.4	—%
Nontaxable or nondeductible items
Certain non-deductible litigation expenses	24.2	1.9%
Other	4.4	0.4%
Changes in unrecognized tax benefits	50.2	3.9%
Other adjustments	11.9	1.0%
Income tax provision and effective tax rate	$216.9	17.0%
______________________________________
(a) State and local taxes provided a provision benefit of $26.6 million, driven primarily by state tax credits from California and Utah, which reduced the state tax provision by $22.6 million and $0.2 million, respectively. Further, state taxes in California, Pennsylvania, New York, Illinois, New Jersey, Florida and Minnesota made up the majority (greater than 50 percent) of the tax effect in this category.

The Company's effective tax rate for 2025 increased in comparison to 2024 primarily due to the impact of Pillar Two (see below), other local tax increases, and certain non-deductible litigation expenses. For further information, see Note 3.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the required disclosures prior to the Company’s adoption of ASU 2023-09 and reconciles the U.S. federal statutory income tax amount to the actual global effective amount for the years ended December 31, 2024 and 2023 (in millions):

	Years Ended December 31,
	2024	2023
Income tax expense at United States federal statutory rate	$325.1	$288.1
Foreign income taxed at different rates	(190.6)	(133.8)
State and local taxes, net of federal tax benefit	16.0	15.9
Tax credits, federal and state	(58.9)	(55.9)
Build of reserve for prior years' uncertain tax positions	(31.3)	(2.9)
Tax on global intangible low-taxed income	90.2	82.3
Foreign-derived intangible income deduction	(16.5)	(20.9)
Contingent consideration liabilities	—	(5.5)
United States federal deductible employee share-based compensation	(8.3)	(11.9)
Nondeductible employee share-based compensation	6.2	5.7
Other	20.2	(8.7)
Income tax provision	$152.1	$152.4

The Company's effective tax rate for 2024 decreased in comparison to 2023 primarily due to an increase in tax benefits from foreign earnings taxed at lower rates net of an increase in tax on global intangible low-taxed income and favorable global income tax audit settlements.

Many countries are implementing some or all of the Organisation for Economic Co-operation and Development’s Base Erosion and Profit Shifting Pillar Two (“Pillar Two”) rules that impose a global minimum tax of 15% on reported profits. Although Pillar Two provides a framework for applying the minimum tax, countries may enact Pillar Two differently than the model rules and on different timelines and may adjust domestic tax incentives in response to Pillar Two. In addition, in January 2025, the United States issued an executive order announcing opposition to aspects of these rules. As countries continue to enact and refine the Pillar Two rules, the Company will evaluate the potential effects of Pillar Two on its effective tax rate. In 2025, the Pillar Two provisions resulted in additional tax expense of approximately $19.1 million.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the 2017 Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBBA did not have a material impact to the Company’s tax expense in 2025 and is not expected to have a material impact on future periods.

Uncertain Tax Positions

As of December 31, 2025 and 2024, the gross uncertain tax positions were $767.4 million and $678.8 million, respectively. The Company estimates that these liabilities would be reduced by $377.0 million and $319.9 million, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, foreign income taxes, state income taxes, and timing adjustments. The net amounts of $390.4 million and $358.9 million, respectively, if not required, would favorably affect the Company's effective tax rate.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the beginning and ending amount of uncertain tax positions, excluding interest, penalties, and foreign exchange, is as follows (in millions):

	December 31,
	2025	2024	2023
Uncertain gross tax positions, January 1	$678.8	$583.9	$475.3
Current year tax positions	88.5	125.8	127.0
Increase in prior year tax positions	8.4	3.2	0.8
Decrease in prior year tax positions	(7.5)	(34.1)	(16.2)
Settlements	(0.8)	—	(3.0)
Uncertain gross tax positions, December 31	$767.4	$678.8	$583.9

The table above summarizes the gross amounts of uncertain tax positions without regard to reductions in tax liabilities or additions to deferred tax assets and liabilities if such uncertain tax positions were settled.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in the provision for income taxes. As of December 31, 2025, the Company had accrued $73.2 million (net of $80.2 million tax benefit) of interest related to uncertain tax positions, and as of December 31, 2024, the Company had accrued $55.4 million (net of $52.5 million tax benefit) of interest related to uncertain tax positions. During 2025, 2024, and 2023, the Company recognized interest expense, net of tax benefit, of $17.8 million, $14.0 million, and $12.3 million, respectively, in Provision for Income Taxes on the Consolidated Statements of Operations.

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

In the first quarter of 2022, the Company executed an Advance Pricing Agreement (“APA”) between Japan and Switzerland covering distribution transactions for tax years 2020 through 2024, and in 2023, the Company executed an APA between Japan and the United States covering tax years 2020 through 2024. The Company also executed an APA in the fourth quarter of 2024 between Japan and Singapore covering tax years 2022 through 2026 with roll-back terms to cover the distribution of TAVR products beginning in 2020 and the distribution of Surgical products beginning in 2018. Considering ongoing supply chain changes, the Company has withdrawn its APA renewal application between Japan and the United States for tax years 2025 through 2029.

The audits of the Company’s United States federal income tax returns through 2014 have been closed. The IRS audit field work for the 2015 through 2017 tax years was completed during the second quarter of 2021, except for transfer pricing and related matters. The IRS is currently examining the 2018 through 2020 tax years.

At December 31, 2025, all material state, local, and foreign income tax matters have been concluded for years through 2015.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2021, the Company received a Notice of Proposed Adjustment (“NOPA”) from the IRS for the 2015 through 2017 tax years relating to transfer pricing involving Surgical/TAVR intercompany royalty transactions between the Company's United States and Switzerland subsidiaries. The NOPA proposed a substantial increase to the Company's United States taxable income, which could result in additional tax expense for the 2015 through 2017 period of approximately $260.0 million and reflects a departure from a transfer pricing method the Company had previously agreed upon with the IRS. The Company disagreed with the NOPA and pursued an administrative appeal with the IRS Independent Office of Appeals (“Appeals”). The Appeals process culminated in the third quarter of 2023 when the Company and Appeals concluded that a satisfactory resolution of the matter at the administrative level was not possible.

During the fourth quarter of 2023, Appeals issued a notice of deficiency (“NOD”) increasing the Company's 2015 through 2017 United States federal income tax in amounts resulting from the income adjustments previously reflected in the NOPA. The additional tax sought in excess of the Company's filing position is $269.3 million before consideration of interest and a repatriation tax offset.

The Company plans to vigorously contest the additional tax claimed by the IRS through the judicial process. Final resolution of this matter is not likely within the next 12 months. The Company believes the amounts previously accrued related to this uncertain tax position are appropriate for a number of reasons, including the interpretation and application of relevant tax law and accounting standards to the Company's facts and, accordingly, has not accrued any additional amount based on the NOD and other proceedings to date. Nonetheless, the outcome of the judicial process cannot be predicted with certainty, and it is possible that the outcome of that process could have a material impact on the Company's consolidated financial statements. The Company made deposits with the IRS of $75 million in November 2022 and $305.1 million in March 2024 to prevent the further accrual of interest on that portion of any additional tax and interest the Company may ultimately be found to owe while the Company prepares to contest through the judicial process the IRS's entitlement to any of the additional tax claimed by the IRS. The IRS converted those deposits to advance payments and, on December 20, 2024, the Company filed administrative claims for refunds of those payments with the IRS for the 2015 through 2017 tax years. The Company is now able to sue for refunds in the appropriate judicial forum.

Surgical/TAVR intercompany royalty transactions covering tax years 2018 through 2025 remain subject to IRS examination, and those transactions and related tax positions remain uncertain as of December 31, 2025. The Company has considered this information, as well as information regarding the NOD and other proceedings described above, in its evaluation of its uncertain tax positions. The impact of these unresolved transfer pricing matters, net of any correlative tax adjustments, may be significant to the Company’s consolidated financial statements. Based on the information currently available and numerous possible outcomes, the Company cannot reasonably estimate what, if any, changes in its existing uncertain tax positions may occur in the next 12 months and, therefore, has continued to record the uncertain tax positions as a long-term liability.

During the first quarter of 2024, the Company received a notice of assessment from the Israel Tax Authority (the “ITA”) wherein the ITA claimed that the Company owes approximately $110.0 million of tax excluding interest and penalties in connection with a claimed 2017 transfer of intellectual property. The Company maintains that it did not transfer intellectual property outside of Israel in 2017 or in any subsequent year. The Company filed a formal appeal of the assessment in the third quarter of 2024. During the fourth quarter of 2024, the Company received a second notice of assessment from the ITA claiming that the Company owes additional tax of approximately $16.0 million excluding interest and penalties for the 2018 through 2022 tax years based entirely on the collateral impacts of the 2017 assessment. The Company filed a formal appeal of the second assessment in the first quarter of 2025. In the third quarter of 2025, the ITA agreed that intellectual property was not transferred in 2017 and withdrew its assessment. The ITA has until March 2026 to respond to the appeal for the 2018 through 2022 taxable years. If not withdrawn, the Company will defend its position through judicial proceedings.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income Taxes Paid

The Company adopted ASU 2023-09 on a prospective basis for the year ended December 31, 2025 and have included the following table as a result of the adoption, which presents income taxes paid (net of refunds received) for the year December 31, 2025 (in millions):

December 31,
2025
Federal	$110.9
State	34.1
Foreign
Dominican Republic	175.3
Singapore	62.3
Other foreign jurisdictions	107.8
Total	$490.4

The amounts paid to the Dominican Republic relate to the sale of Critical Care and will not recur in future periods. For further information, see Note 5.

Below is a summary of income taxes paid (net of refunds received) for the years December 31, 2024 and 2023 (in millions):

	December 31,
	2024	2023
Federal	$778.8	$356.6
State	120.4	55.5
Foreign	296.9	58.0
Total	$1,196.1	$470.1

20. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On September 28, 2021, Aortic Innovations LLC, a non-practicing entity (“Plaintiff”), filed a lawsuit against Edwards Lifesciences Corporation and certain of its subsidiaries (“Edwards”) in the United States District Court for the District of Delaware alleging that Edwards’ SAPIEN 3 Ultra product infringes certain of its patents. Edwards obtained a judgment of non-infringement, which Plaintiff appealed, and argument was held before the U.S. Court of Appeals for the Federal Circuit on June 2, 2025. On October 27, 2025, the Federal Circuit affirmed the district court’s claim construction in favor of the Company. Plaintiff’s remaining claims were reassigned to Judge Noreika (Case No. 23-cv-00158) on June 18, 2025 and are proceeding with a trial scheduled to begin on March 23, 2026. The Company cannot predict the outcome of the litigation or the potential impact on its financial statements. The Company is vigorously defending itself in this litigation.

On January 14, 2026, Cardiovalve, Ltd. and MTH IP, L.P. filed a lawsuit against Edwards Lifesciences Corporation and one of its subsidiaries in the United States District Court for the District of Delaware alleging that the Company’s PASCAL products infringe their patent. The complaint seeks damages and a permanent injunction. The Company cannot predict the outcome of the litigation or the potential impact on its financial statements. The Company intends to vigorously defend itself in this litigation.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The European Commission (the “Commission”) was investigating certain business practices of Edwards, including its unilateral pro-innovation (anti-copycat) policy (“UPIP”) and patent enforcement practices. The Company has been cooperating with the Commission and believes its business practices support healthy competition. On February 15, 2026, in connection with Edwards’ removal of the UPIP from its website, the Commission announced the closure of its preliminary investigation into these practices without a finding of any wrongdoing on Edwards’ part.

On February 16, 2026, Valtech Shareholder Representative LLC (“VT Shareholders”) filed a complaint against the Company in the Delaware Court of Chancery alleging breach of contract and seeking accelerated milestone payments set forth in the merger agreement in which the Company acquired transcatheter structural heart repair technology from Valtech Cardio Ltd. The complaint alleges the Company failed to exercise commercially reasonable efforts in the development and commercialization of such technology causing certain milestone payments to not come due. This suit is the second suit brought by VT Shareholders. The first, filed in 2023, was dismissed by the Court of Chancery on procedural grounds in July of 2024. The Company cannot predict the outcome of the litigation or the potential impact on its financial statements. The Company is vigorously defending itself in this litigation.

On March 22, 2024, Fortis Advisors (“Fortis”), LLC, the designated representative of the former stockholders of Harpoon Medical, Inc. filed suit against the Company in the Delaware Court of Chancery, alleging breach of the Agreement and Plan of Merger, dated December 8, 2015, by and between Harpoon Medical, Inc. and Edwards (the “Agreement”). Fortis sought acceleration and payment of all contingent milestone payments in the Agreement. Trial was scheduled for December 2025. In the third quarter of 2025, the Company entered settlement negotiations with Fortis and recognized an estimated provision for the settlement offer. On December 1, 2025, the Company and Fortis entered into a confidential settlement agreement to resolve all claims related to the Agreement. As a result of the settlement, the Court, on December 16, 2025, dismissed all of Fortis’ claims in this case with prejudice. The settlement amount was recorded within Intellectual Property Agreement and Certain Litigation Expenses on the consolidated statements of operations.

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

On December 31, 2024, Plaintiff Manh Ho filed a shareholder derivative action in the United States District Court for the Central District of California, captioned Ho v. Zovighian, et al., Case No. 8:24-cv-02822, purportedly on behalf of Edwards against certain of its officers and directors for alleged violations of federal securities laws, breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets (the “Ho Action”). On January 17, 2025, Plaintiff Barbara Sheridan filed a different shareholder derivative action in the United States District Court for the Central District of California, Sheridan v. Zovighian, et al., Case No. 8:25-cv-00097, purportedly on behalf of Edwards against certain of its officers and directors for similar alleged violations (the “Sheridan Action”). Both the Ho Action and the Sheridan Action are based on the same facts as the Securities Class Action. On April 10, 2025, the Court consolidated the Ho Action and the Sheridan Action. The Court issued an order on June 17, 2025 staying the consolidated derivative action until the Securities Class Action is resolved. The Company cannot predict the outcome of the litigation or the potential impact on its financial statements. The Company intends to vigorously defend itself against the lawsuits.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As of December 31, 2025 and 2024, the Company has accrued an aggregate estimated liability of $146.2 million and $10.5 million, respectively, related to its outstanding legal proceedings and settlements within Accrued and Other Liabilities on the consolidated balance sheets. For further information, see Note 9. The Company is not able to estimate the amount or range of any loss for legal contingencies related to outstanding legal proceedings for which there is no accrual or additional loss for matters for which an accrual has been taken.

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

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents information about Edwards Lifesciences' reportable segments (in millions):

	Years Ended December 31,
	2025	2024	2023
Segment Net Sales
United States	$3,543.1	$3,206.0	$2,947.9
Europe	1,517.5	1,321.7	1,180.2
Japan	354.7	339.8	350.8
Rest of World	652.3	572.0	531.1
Total segment net sales	$6,067.6	$5,439.5	$5,010.0
Cost of Sales
United States	$620.3	$546.6	$505.2
Europe	340.1	299.1	268.5
Japan	52.4	48.1	46.6
Rest of World	170.6	158.1	136.2
Total segment cost of sales	$1,183.4	$1,051.9	$956.5
Selling, general, and administrative expenses
United States	$575.3	$498.0	$432.8
Europe	315.0	282.6	260.6
Japan	78.5	85.1	70.1
Rest of World	209.6	181.4	166.4
Total segment selling, general, and administrative expenses	$1,178.4	$1,047.1	$929.9
Other Segment Items
United States	$2.5	$2.4	$2.1
Europe	66.2	14.9	(4.0)
Japan	(10.0)	(6.8)	21.3
Rest of World	(26.4)	(10.5)	(0.5)
Total other segment items (a)	$32.3	$—	$18.9
Segment Operating Income
United States	$2,345.0	$2,159.0	$2,007.8
Europe	796.2	725.1	655.1
Japan	233.8	213.4	212.8
Rest of World	298.5	243.0	229.0
Total segment operating income	$3,673.5	$3,340.5	$3,104.7
_______________________________________________________________________________
(a)    Other segment items include research and development expenses and foreign currency.

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2025	2024	2023
Pre-tax Income Reconciliation
Segment operating income	$3,673.5	$3,340.5	$3,104.7
Unallocated amounts:
Corporate items	(2,028.5)	(1,886.8)	(1,684.4)
Restructuring charges, separation costs, and other	(19.1)	(61.0)	—
Intangible assets impairment charges	(40.0)	—	—
Intellectual property agreement and certain litigation expenses	(325.4)	(40.4)	(203.5)
Change in fair value of contingent consideration liabilities	12.5	—	26.2
Foreign currency	(8.8)	26.4	65.9
Consolidated operating income	$1,264.2	$1,378.7	$1,308.9
Non-operating income	8.7	169.4	63.5
Consolidated pre-tax income	$1,272.9	$1,548.1	$1,372.4

Enterprise-Wide Information

Enterprise-wide information is based on actual foreign exchange rates used in the Company's consolidated financial statements. See above for United States net sales for the years ended December 31, 2025, 2024, and 2023. Sales within any other individual country were less than 10 percent of the Company's consolidated net sales in each of those years.

	As of or for the Years Ended December 31,
	2025	2024	2023
	(in millions)
Net Sales by Major Product Group
Transcatheter Aortic Valve Replacement	$4,487.7	$4,106.1	$3,879.8
Transcatheter Mitral and Tricuspid Therapies	550.6	352.1	197.6
Surgical Structural Heart	1,029.3	981.3	932.6
	$6,067.6	$5,439.5	$5,010.0
Long-lived Tangible Assets by Geographic Region
United States	$1,259.7	$1,249.6	$1,186.9
Other countries	654.9	534.6	488.5
	$1,914.6	$1,784.2	$1,675.4

EDWARDS LIFESCIENCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(in millions)
Year ended December 31, 2025
Allowance for credit losses (a)	$12.3	$5.6	$1.6	$(3.3)	$16.2
Tax valuation allowance (b)	87.8	16.0	0.3	—	104.1
Year ended December 31, 2024
Allowance for credit losses (a)	$11.7	$7.6	$2.7	$(9.7)	$12.3
Tax valuation allowance (b)	62.1	25.2	4.5	(4.0)	87.8
Year ended December 31, 2023
Allowance for credit losses (a)	$11.6	$2.0	$—	$(1.9)	$11.7
Tax valuation allowance (b)	72.0	—	0.1	(10.0)	62.1
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

23. SUBSEQUENT EVENT

In February 2026, the Company acquired a medical device company for cash purchase price of $38.0 million, subject to customary adjustments, and additional contingent consideration of up to $132.5 million payable upon the achievement of certain milestones.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The Company's management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2025.

Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded as of December 31, 2025 that the Company's disclosure controls and procedures are designed at a reasonable assurance level and are effective in providing reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting.  The Company's management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, the Company's management concluded that its internal control over financial reporting was effective as of December 31, 2025. The effectiveness of the Company's internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting.  There have been no changes in the Company's internal control over financial reporting that occurred during the Company's fourth fiscal quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

Rule 10b5-1 Trading Plans

On December 12, 2025, Bernard J. Zovighian, Chief Executive Officer and Director, entered into a 10b5-1 trading plan (the “Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The Plan provides for the potential sale of 25,350 shares of the Company’s stock commencing May 12, 2026. The Plan terminates on the earlier of June 16, 2026 or the date all shares are sold.

On February 12, 2026, Donald E. Bobo, Jr., Corporate Vice President, Strategy & Corporate Development, entered into a Plan providing for the potential sale of 48,900 shares of the Company’s stock commencing June 2, 2026. Mr. Bobo's Plan terminates on the earlier of May 6, 2027, or the date all shares are sold.

On February 13, 2026, Daniel J. Lippis, Corporate Vice President, Transcatheter Aortic Valve Replacement (TAVR), entered into a Plan providing for the potential sale of 6,810 shares of the Company’s stock commencing May 18, 2026. Mr. Lippis's Plan terminates on the earlier of May 5, 2027, or the date all shares are sold.

Item 9C.    Information Regarding Foreign Jurisdictions That Prevent Inspections

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Certain information required by this Item will be set forth under the headings “Board of Directors Matters—Proposal 1 - Election of Directors—Board of Director Nominees,” “Corporate Governance Policies and Practices,” and “Executive Compensation and Other Information—Executive Officers” in the definitive proxy statement to be filed in connection with the Company's 2026 Annual Meeting of Stockholders (the “Proxy Statement”) (which Proxy Statement will be filed with the SEC within 120 days of December 31, 2025). The information required by this Item to be contained in the Proxy Statement is incorporated herein by reference.

The Company has adopted a code of ethics that applies to all directors and employees, including the Company's principal executive officer, principal financial officer, and principal accounting officer, or persons performing similar functions. The code of ethics (our “business practice standards”) is posted on the Company's website, which is found at https://ir.edwards.com under “Governance & Corporate Impact—Corporate Compliance.” To the extent required by applicable rules of the SEC and the New York Stock Exchange, the Company intends to disclose on its website any amendments to, or waivers from, any provision of its code of ethics that apply to the Company's directors and executive officers, including the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.    Executive Compensation

The information contained under the heading “Executive Compensation and Other Information” in the Proxy Statement is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained under the headings “Security Ownership of Certain Beneficial Owners” “Stock Ownership of Directors and Officers” and “Equity Compensation Plan Information” in the Proxy Statement is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information contained under the heading “Other Information—Related Persons Transactions” and under the heading “Board of Directors Matters—Corporate Governance Policies and Practices—Director Independence” in the Proxy Statement is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

The information contained under the headings “Audit Matters—Fees Paid to Principal Accountants” and “Audit Matters—Pre-Approval of Services” in the Proxy Statement is incorporated herein by reference.

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

*10.7	Edwards Lifesciences Corporation 2018 Edwards Incentive Plan (incorporated by reference to Exhibit 10.7 in Edwards Lifesciences' report on Form 10-K for the fiscal year ended December 31, 2018)

Exhibit No.	Description
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
*10.20
Edwards Encore Agreement, dated November 4, 2025, by and between Edwards Lifesciences LLC and Scott B. Ullem (incorporated by reference to Exhibit 10.1 in Edwards Lifesciences' report on Form 10-Q filed on November 5, 2025)

10.21
Edwards Lifesciences Corporation 2001 Employee Stock Purchase Plan for United States Employees, as amended and restated February 13, 2025 (incorporated by reference to Exhibit 10.1 in Edwards Lifesciences' report on Form 10-Q filed on August 5, 2025)

10.22
Edwards Lifesciences Corporation 2001 Employee Stock Purchase Plan for International Employees, as amended and restated February 13, 2025 (incorporated by reference to Exhibit 10.2 in Edwards Lifesciences' report on Form 10-Q filed on August 5, 2025)

19.1	Edwards Lifesciences Corporation's Insider Trading Policy (incorporated by reference to Exhibit 19.1 in Edwards Lifesciences’ report on Form 10-K filed on February 28, 2025).
21.1	Subsidiaries of Edwards Lifesciences Corporation

Exhibit No.	Description
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
+32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

EDWARDS LIFESCIENCES CORPORATION
February 25, 2026	By:	/s/ BERNARD J. ZOVIGHIAN
Bernard J. Zovighian Director and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BERNARD J. ZOVIGHIAN	Director and Chief Executive Officer	February 25, 2026
Bernard J. Zovighian	(Principal Executive Officer)

/s/ SCOTT B. ULLEM	Corporate Vice President, Chief Financial Officer	February 25, 2026
Scott B. Ullem	(Principal Financial Officer)

/s/ ANDREW M. DAHL	Senior Vice President, Corporate Controller	February 25, 2026
Andrew M. Dahl	(Principal Accounting Officer)

/s/ LESLIE C. DAVIS	Director	February 25, 2026
Leslie C. Davis

/s/ DAVID T. FEINBERG	Director	February 25, 2026
David T. Feinberg

/s/ KIERAN T. GALLAHUE	Director	February 25, 2026
Kieran T. Gallahue

/s/ LESLIE S. HEISZ	Director	February 25, 2026
Leslie S. Heisz

/s/ PAUL A. LAVIOLETTE	Director	February 25, 2026
Paul A. LaViolette

/s/ STEVEN R. LORANGER	Director	February 25, 2026
Steven R. Loranger

/s/ RAMONA SEQUEIRA	Director	February 25, 2026
Ramona Sequeira

/s/ NICHOLAS J. VALERIANI	Chairman of the Board	February 25, 2026
Nicholas J. Valeriani