Form 10-Q
period 2026-03-31
Edwards Lifesciences Corp
filed 2026-05-06
CIK 1099800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The number of shares outstanding of the registrant's common stock, $1.00 par value, as of April 30, 2026 was 575.8 million.

EDWARDS LIFESCIENCES CORPORATION
FORM 10-Q
For the quarterly period ended March 31, 2026

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act” and together with the Securities Act, the “Acts”). We intend the forward-looking statements contained in this report to be covered by the safe harbor provisions of such Acts. Statements other than statements of historical or current fact in this report or referred to or incorporated by reference into this report are “forward-looking statements” for purposes of these safe harbor provisions. These statements can sometimes be identified by the use of the forward-looking words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “should,” “anticipate,” “plan,” “goal,” “continue,” “seek,” “pro forma,” “forecast,” “intend,” “guidance,” “optimistic,” “aspire,” “confident,” or other forms of these words or similar words or expressions or the negatives thereof. Statements regarding past performance, efforts, or results about which inferences or assumptions may be made can also be forward-looking statements and are not indicative of future performance or results; these statements can be identified by the use of words such as “preliminary,” “initial,” “potential,” “possible,” “early feedback,” or other forms of these words or similar words or expressions or the negatives thereof. These forward-looking statements are subject to substantial risks and uncertainties that could cause our results or future business, financial condition, results of operations or performance to differ materially from our historical results or experiences or those expressed or implied in any forward-looking statements contained in this report. These risks and uncertainties include, but are not limited to: risks related to the failure to successfully innovate and market our products; unsuccessful clinical trials or procedures; manufacturing, logistics or quality issues; competition; dependence on key physicians, research institutions and hospital systems; public health crises; reliance on vendors, suppliers, and other third parties; use of, or failure to effectively and timely utilize, emerging technologies, including artificial intelligence; damage, failure, or interruption of our information technology systems, including due to cybersecurity attacks and breaches; failure to recruit and retain qualified talent or execute management succession plans; failure to integrate acquired businesses; risks associated with the sale of our Critical Care product group; risks associated with global, economic, political and social conditions; risks related to our international operations; inability to obtain governmental reimbursement or reductions in reimbursement levels; industry consolidation; inability to protect our intellectual property; inability to defend against intellectual property claims from third parties; reduced access and demand for our products as a result of, and compliance with, health care legislation and other government regulations; risks related to domestic and foreign income and non-income taxes; risks related to data privacy and security laws; losses from product liability claims; use of products in unapproved circumstances; substantial costs from environmental, health and safety regulations; climate change; risks relating to animal-borne illnesses; and other risks detailed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 25, 2026, and as such risks and uncertainties may be further amended, supplemented or superseded from time to time by our subsequent reports on Forms 10-Q and 8-K we file with the SEC. These forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement, except as required by law. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections, except as required by law.

Unless otherwise indicated or otherwise required by the context, the terms “we,” “our,” “it,” “its,” “Company,” “Edwards,” and “Edwards Lifesciences” refer to Edwards Lifesciences Corporation and its subsidiaries.

Part I. Financial Information

Item 1.    Financial Statements
EDWARDS LIFESCIENCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value; unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$2,445.5	$2,938.0
Short-term investments (Note 5)	1,226.0	1,288.3
Accounts receivable, net of allowances of $15.6 and $15.0, respectively	775.7	659.6
Other receivables	197.3	252.5
Inventories (Note 2)	1,119.0	1,126.2
Prepaid expenses	135.7	135.0
Other current assets	329.5	339.3
Total current assets	6,228.7	6,738.9
Long-term investments (Note 5)	285.6	278.6
Property, plant, and equipment, net	1,823.1	1,811.9
Operating lease right-of-use assets	99.3	102.7
Goodwill	1,819.6	1,768.6
Other intangible assets, net	1,227.9	1,128.2
Deferred income taxes	1,098.1	1,138.1
Other assets (Note 2)	738.9	730.2
Total assets	$13,321.2	$13,697.2
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$181.1	$227.5
Accrued and other liabilities (Note 2)	1,203.6	1,561.7
Operating lease liabilities	24.3	24.5
Total current liabilities	1,409.0	1,813.7
Long-term debt	598.5	598.3
Operating lease liabilities	80.1	82.6
Uncertain tax positions	555.4	502.7
Other liabilities	350.7	362.3
Total liabilities	2,993.7	3,359.6
Commitments and contingencies (Note 12)
Stockholders' equity
Preferred stock, $0.01 par value, authorized 50.0 shares, no shares outstanding	—	—
Common stock, $1.00 par value, 1,050.0 shares authorized, 660.0 and 658.7 shares issued, and 577.0 and 580.7 shares outstanding, respectively	660.0	658.7
Additional paid-in capital	2,781.5	2,768.4
Retained earnings	14,621.2	14,240.5
Accumulated other comprehensive loss (Note 13)	(221.3)	(238.3)
Treasury stock, at cost, 83.0 and 78.0 shares, respectively	(7,513.9)	(7,091.7)
Total Edwards Lifesciences Corporation stockholders' equity	10,327.5	10,337.6
Total liabilities and equity	$13,321.2	$13,697.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share information; unaudited)

	Three Months Ended March 31,
	2026	2025
Net sales	$1,648.6	$1,412.7
Cost of sales	362.6	301.6
Gross profit	1,286.0	1,111.1
Selling, general, and administrative expenses	522.2	465.7
Research and development expenses	263.3	254.6
Certain litigation expenses	37.1	10.9
Separation costs	—	4.2
Other operating income	(14.2)	(19.1)
Operating income, net	477.6	394.8
Interest income, net	(33.5)	(36.5)
Loss on impairment (Note 6)	123.6	—
Other non-operating income, net (Note7)	(71.5)	(2.6)
Income from continuing operations before provision for income taxes	459.0	433.9
Provision for income taxes	78.3	70.3
Net income from continuing operations	380.7	363.6
Loss from discontinued operations, net of tax	—	(7.2)
Net income	380.7	356.4
Less: Net loss attributable to noncontrolling interest	—	(1.6)
Net income attributable to Edwards Lifesciences Corporation	$380.7	$358.0

Share information (Note 14)
Earnings (loss) per share:
Basic
Continuing operations	$0.66	$0.62
Discontinued operations	$—	$(0.01)
Basic earnings per share	$0.66	$0.61
Diluted
Continuing operations	$0.66	$0.62
Discontinued operations	$—	$(0.01)
Diluted earnings per share	$0.66	$0.61
Weighted-average number of common shares outstanding:
Basic	579.2	586.9
Diluted	580.7	587.8
The accompanying notes are an integral part of these condensed consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$380.7	$356.4
Other comprehensive income (loss), net of tax (Note 13):
Foreign currency translation adjustments	(1.0)	16.4
Unrealized gain (loss) on hedges	18.2	(27.6)
Unrealized pension credits	0.2	0.1
Unrealized (loss) gain on available-for-sale investments	(0.4)	1.1
Other comprehensive income (loss), net of tax	17.0	(10.0)
Comprehensive income	397.7	346.4
Comprehensive loss attributable to noncontrolling interest	—	(1.6)
Comprehensive income attributable to Edwards Lifesciences Corporation	$397.7	$348.0
The accompanying notes are an integral part of these condensed consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income	$380.7	$356.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40.9	36.6
Non-cash operating lease cost	6.5	6.1
Stock-based compensation (Note 10)	45.4	40.2
Loss on investments, net	3.5	12.5
Deferred income taxes	9.4	(24.3)
Gain on remeasurement of previously held interest upon acquisition (Note 7)	(65.2)	—
Loss on impairment (Note 6)	123.6	—
Other	0.5	3.6
Changes in operating assets and liabilities:
Accounts and other receivables, net	(117.9)	(43.7)
Inventories	(1.6)	(0.1)
Accounts payable and accrued liabilities	(347.1)	(103.4)
Income taxes	41.9	51.2
Prepaid expenses and other current assets	(8.7)	10.6
Intellectual property agreement accrual	(50.0)	(36.7)
Other	(18.1)	(28.6)
Net cash provided by operating activities	43.8	280.4
Cash flows from investing activities
Capital expenditures	(64.9)	(56.0)
Investments in unconsolidated affiliates	(6.3)	—
Purchases of held-to-maturity investments (Note 5)	(12.5)	(12.8)
Proceeds from held-to-maturity investments (Note 5)	12.5	17.7
Purchases of available-for-sale investments (Note 5)	(641.1)	(634.5)
Proceeds from available-for-sale investments (Note 5)	710.1	827.9
Payment for working capital adjustment and sale of product group (Note 4)	—	(36.3)
Business combinations, net of cash (Note 7)	(35.1)	—
Payment for acquisition options	—	(3.0)
Issuances of notes receivable	(55.2)	(17.8)
Other	(0.3)	0.1
Net cash (used in) provided by investing activities	(92.8)	85.3
Cash flows from financing activities
Purchases of treasury stock	(421.8)	(258.6)
Equity forward contract related to accelerated share repurchase agreement (Note 11)	(100.0)	(50.0)
Proceeds from stock plans	68.9	49.9
Other	1.7	0.7
Net cash used in financing activities	(451.2)	(258.0)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	8.2	(17.7)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(492.0)	90.0
Cash, cash equivalents, and restricted cash at beginning of period	2,939.5	3,058.8
Cash, cash equivalents, and restricted cash at end of period (Note 2)	$2,447.5	$3,148.8
The accompanying notes are an integral part of these condensed consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions; unaudited)

	Common Stock		Treasury Stock
	Shares	Par Value	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2025	658.7	$658.7	78.0	$(7,091.7)	$2,768.4	$14,240.5	$(238.3)	$10,337.6
Net income						380.7		380.7
Other comprehensive income, net of tax							17.0	17.0
Common stock issued under stock plans	1.3	1.3			67.7			69.0
Stock-based compensation expense					45.4			45.4
Purchases of treasury stock			5.0	(422.2)	(100.0)			(522.2)
Balance at March 31, 2026	660.0	$660.0	83.0	$(7,513.9)	$2,781.5	$14,621.2	$(221.3)	$10,327.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
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
The accompanying notes are an integral part of these condensed consolidated financial statements.

1. BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements and related disclosures have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and should be read in conjunction with the consolidated financial statements and notes included in Edwards Lifesciences' Annual Report on Form 10-K for the year ended December 31, 2025. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted. Certain reclassifications have been made to prior period financial statements to conform to classifications used in the current period.

The condensed consolidated financial statements include the accounts of all wholly-owned subsidiaries and variable interest entities (“VIEs”) for which the Company is the primary beneficiary. The Company attributes the net income or losses of its consolidated VIE to controlling and noncontrolling interests using the hypothetical liquidation at book value method. All intercompany accounts and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments necessary for a fair statement of the results for the interim periods presented. All such adjustments, unless otherwise noted herein, are of a normal, recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

There have been no material changes to the Company's significant accounting policies from those described in Note 2 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

Recently Adopted Accounting Standards

In July 2025, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2025‑05, which provides a practical expedient for estimating expected credit losses by assuming current conditions as of the balance sheet date remain unchanged when developing forecasts. The Company adopted this guidance in the quarter ended March 31, 2026 with no material impact on its consolidated financial statements.

New Accounting Standards Not Yet Adopted

In September 2025, the FASB issued ASU 2025-07 on derivatives and hedging and revenue from contracts with customers. The amendment provides clarity on application of derivative accounting to certain non-exchange-traded contracts with features based on operations or activities of one of the parties to the contract. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within those periods and can be applied on a prospective or modified retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact the guidance will have on its consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06 on internal-use software related to accounting for internal-use software costs. The amendment in this update improves the operability of the guidance by clarifying the criteria for capitalization, which begins when both of the following occur: (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. The guidance is effective for fiscal years beginning after December 15, 2027, and interim periods within those periods. Early adoption is permitted. The guidance can be applied on a fully prospective basis, a modified basis for in-process projects, or a full retrospective basis. The Company is currently evaluating the impact the guidance will have on its consolidated financial statements.

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

2. OTHER CONSOLIDATED FINANCIAL STATEMENT DETAILS

Composition of Certain Financial Statement Captions
(in millions)

Components of selected captions in the condensed consolidated balance sheets consisted of the following:

	March 31, 2026	December 31, 2025
Inventories
Raw materials	$202.4	$196.6
Work in process	242.2	252.9
Finished products	674.4	676.7
	$1,119.0	$1,126.2

At March 31, 2026 and December 31, 2025, $230.2 million and $225.1 million, respectively, of the Company's finished products inventories were held on consignment.

	March 31, 2026	December 31, 2025
Other assets
Tax receivable (Note 15)	$400.1	$314.8
Notes and other receivables	137.2	173.7
Acquisition options	79.3	125.9
Long-term prepaid royalties	91.3	93.3
Fair value of derivatives	14.2	5.8
Other long-term assets	16.8	16.7
	$738.9	$730.2

Accrued and other liabilities
Employee compensation and withholdings	$265.4	$467.5
Taxes payable	204.9	192.5
Accrued rebates	144.4	156.6
Liability under transition services agreement	113.4	123.4
Property, payroll, and other taxes	89.4	84.9
Research and development accruals	69.8	69.2
Legal and insurance accrual	75.9	164.2
Accrued realignment reserves	23.1	23.4
Unfavorable contract liability	22.8	27.2
Fair value of derivatives	7.6	25.3
Contingent consideration	7.5	—
Litigation settlement	—	50.0
Other accrued liabilities	179.4	177.5
	$1,203.6	$1,561.7

Supplemental Cash Flow Information
(in millions)

	Three Months Ended March 31,
	2026	2025
Cash paid during the year for:
Income taxes (Note 15)	$27.9	$35.1
Amounts included in the measurement of operating lease liabilities	$7.3	$7.0
Non-cash investing and financing transactions:
Right-of-use assets obtained in exchange for new lease liabilities	$3.6	$3.2
Capital expenditures accruals	$39.9	$31.2

Cash, Cash Equivalents, and Restricted Cash
(in millions)

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$2,445.5	$2,938.0
Restricted cash included in other current assets	1.0	0.5
Restricted cash included in other assets	1.0	1.0
Total cash, cash equivalents, and restricted cash	$2,447.5	$2,939.5

3. RESTRUCTURING CHARGES

In December 2025, the Company recorded an expense of $13.1 million related to severance associated with realignment initiatives. The following table presents details of the restructuring liability, which is included in Accrued and Other Liabilities:

Restructuring Liability
(in millions)
Balance at December 31, 2025	$13.3
Payments	(1.9)
Balance at March 31, 2026	$11.4

4. DISCONTINUED OPERATIONS

The Company sold (i) its Critical Care product group ("Critical Care") to Becton, Dickinson and Company (“BD”) in September 2024 and (ii) a business that was not focused on implantable medical innovations for structural heart diseases (the “non-core product group”) in December 2025 (collectively, the “discontinued product groups”). The Company determined that the conditions for the discontinued operations presentation had been met with respect to the discontinued product groups for the three months ended March 31, 2025. In 2025, the Company paid BD $36.3 million for certain working capital adjustments in connection with the sale of Critical Care.

In connection with the sale of its non-core product group, the Company entered into a transition services agreement (“TSA”) with the buyer to provide certain support services for up to one year from the closing date of the sale (with certain extension rights as provided therein), the impact of which has not been and is not expected to be material.

In connection with the sale of Critical Care, the Company entered into a TSA with BD to provide certain support services for up to 36 months from the closing date of the sale (with certain extension rights as provided therein). These support services may be in the areas of accounting, information technology, human resources, quality assurance, regulatory affairs, customer support, and global supply chain, among others. In connection with the TSA, the Company recorded an unfavorable contract liability, which is recognized over the TSA term. As of March 31, 2026 and December 31, 2025, the remaining unfavorable contract liability was $29.1 million and $37.3 million, respectively, included in Accrued and Other Liabilities and Other Liabilities.

In addition, Edwards and BD entered into other agreements to provide a framework for the ongoing activities between the Company and BD after the sale and until the end of the TSA including, but not limited to, a manufacturing and supply agreement, a quality agreement, and interim operating model agreements to support the commercial operations until there has been a full transfer of all regulatory licenses to BD and completion of services under the TSA agreement. Under these agreements, the Company will continue to provide certain services to BD during the term of these agreements including serving as an undisclosed selling and purchasing agent for the Critical Care product group on behalf of BD for a period of up to 36 months.

As of March 31, 2026, the Company had a net payable of approximately $113.3 million to BD related to the services under the agreements. The Company recorded income from the TSA of $13.2 million and $17.9 million, during the three months ended March 31, 2026 and 2025, respectively, which is recorded in Other Operating Income on the Company's condensed consolidated statements of operations.

5. INVESTMENTS

Debt Securities

Investments in debt securities at the end of each period were as follows (in millions):

	March 31, 2026				December 31, 2025
Held-to-maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Bank time deposits	$39.1	$—	$—	$39.1	$39.1	$—	$—	$39.1

Available-for-sale
Commercial paper	$422.7	$—	$—	$422.7	$452.3	$—	$—	$452.3
U.S. government and agency securities	257.8	—	(0.4)	257.4	466.5	0.2	(0.4)	466.3
Asset-backed securities	36.0	—	(0.5)	35.5	35.6	—	(0.6)	35.0
Corporate debt securities	516.1	—	(0.7)	515.4	347.2	0.1	(0.4)	346.9
Total	$1,232.6	$—	$(1.6)	$1,231.0	$1,301.6	$0.3	$(1.4)	$1,300.5
The cost and fair value of investments in debt securities, by contractual maturity, as of March 31, 2026, were as follows (in millions):

	Held-to-Maturity		Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$39.1	$39.1	$1,187.6	$1,186.8
Instruments not due at a single maturity date (a)	—	—	45.0	44.2
	$39.1	$39.1	$1,232.6	$1,231.0
_______________________________________________________________________________
(a)     Consists of mortgage-backed and asset-backed securities.
Actual maturities may differ from the contractual maturities due to call or prepayment rights.

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of March 31, 2026 and December 31, 2025, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	March 31, 2026
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$—	$—	$9.3	$(0.4)	$9.3	$(0.4)
Asset-backed securities	—	—	23.3	(0.5)	23.3	(0.5)
Corporate debt securities	435.3	(0.5)	20.6	(0.2)	455.9	(0.7)
	$435.3	$(0.5)	$53.2	$(1.1)	$488.5	$(1.6)

	December 31, 2025
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$—	$—	$11.2	$(0.4)	$11.2	$(0.4)
Asset-backed securities	5.1	(0.1)	24.3	(0.5)	29.4	(0.6)
Corporate debt securities	76.7	(0.1)	34.3	(0.3)	111.0	(0.4)
	$81.8	$(0.2)	$69.8	$(1.2)	$151.6	$(1.4)

The Company reviews its investments in debt securities to determine if there has been an other-than-temporary decline in fair value. Consideration is given to (1) the financial condition and near-term prospects of the issuer, including the credit quality of the security's issuer, (2) the Company's intent to sell the security, and (3) whether it is more likely than not the Company will have to sell the security before recovery of its amortized cost. The unrealized losses on the debt securities were largely due to changes in interest rates, not credit quality, and as of March 31, 2026, the Company did not intend to sell the securities, and it was not more likely than not that it would be required to sell the securities before recovery of the unrealized losses, and, therefore, the unrealized losses are considered temporary.

Investments in Unconsolidated Entities

The Company has a number of equity investments in unconsolidated entities. These investments are recorded in Long-term Investments on the condensed consolidated balance sheets, and are as follows (in millions):

	March 31, 2026	December 31, 2025
Equity method investments
Carrying value of equity method investments	$35.0	$34.7
Equity securities
Carrying value of marketable equity securities	20.7	7.1
Carrying value of non-marketable equity securities	185.8	185.5
Total investments in unconsolidated entities	$241.5	$227.3

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

Marketable equity securities consist of investments with readily determinable fair values over which the Company does not own a controlling interest or exercise significant influence. Non-marketable equity securities consist of investments in privately held companies without readily determinable fair values and are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. As of March 31, 2026, the Company recorded cumulative upward adjustments of $9.4 million based on observable price changes, and cumulative downward adjustments of $7.9 million due to impairments and observable price changes.

During the three months ended March 31, 2026, the gross realized gains or losses from sales of available-for-sale investments were not material.

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

In January 2026, the Company invested in a convertible promissory note of $45.0 million in JenaValve Technology, Inc. pursuant to an Agreement and Plan of Merger executed in July 2024.

In April 2021, the Company entered into a promissory note agreement and a subordinated convertible promissory note (collectively the “notes”), a preferred stock purchase agreement, and an option agreement with a privately-held medical device company (the “Investee”). In February 2026, the Company invested $10.0 million in the subordinated convertible promissory note agreement. As of March 31, 2026 and December 31, 2025, the Company had advanced a total of $70.0 million and $60.0 million, respectively, under the notes (included in Other Assets). As of both March 31, 2026 and December 31, 2025, the Company had invested $45.8 million in the Investee's preferred equity securities (included in Long-term Investments) and had paid $27.5 million for an option to acquire the Investee (included in Other Assets).

In December 2024, the Company entered into an option agreement and an amended preferred stock purchase agreement with a medical technology company. The Company had previously made an investment in preferred equity securities of the medical technology company under a prior preferred stock purchase agreement in 2021. As of both March 31, 2026 and December 31, 2025, the Company had invested $35.0 million in the medical technology company's preferred equity securities (included in Long-term Investments), $40.0 million in the option to acquire the medical technology company, and advanced $10.0 million under the promissory note agreement (included in Other Assets). The Company had agreed to loan the medical technology company up to $40.0 million under a promissory note agreement upon the medical technology company's achievement of certain milestones, of which an incremental $6.0 million was advanced in April 2026.

In February 2019, the Company entered into a warrant agreement with a medical device company and paid $35.0 million for an option to acquire the medical device company. Since then, the Company has advanced $77.5 million under the convertible promissory note agreement as of December 31, 2025 (both included in Other Assets). In March 2026, as a result of the carrying amount of investments not being recoverable, the Company recognized a $123.6 million loss on impairment, including $11.1 million of accrued interest, during the three months ended March 31, 2026. The charge is presented in Loss on Impairment within non-operating income on the condensed consolidated statement of operations.

In addition, Edwards has made equity investments through the NMTC program in limited liability companies that are considered VIEs. For more information, see Note 5.

7. BUSINESS COMBINATION

Autus Valve Technologies, Inc. (“Autus”) is a privately held, clinical-stage medical device company developing a pulmonary heart valve for pediatric patients with congenital valve disease.

On February 6, 2026 (the “acquisition date”), the Company exercised its option to acquire Autus and as a result, acquired all outstanding shares of Autus for total consideration of $128.9 million (the “acquisition”). The arrangement also provides for additional consideration of up to $132.5 million, payable upon the achievement of certain regulatory approval milestones and net sales thresholds. As of the acquisition date, the Company recorded a contingent consideration liability of $7.9 million, representing the estimated fair value of the expected payments. The contingent consideration liability is remeasured at fair value each reporting period, with changes in fair value recognized in operating expenses in the condensed consolidated statements of operations. The fair value measurement of contingent consideration is classified within Level 3 of the fair value hierarchy. For additional information, see Note 8.

Prior to the acquisition, the Company paid $11.5 million for an option to acquire Autus, which was recorded in Other Assets using the measurement alternative for equity investment (“previously held interest in Autus”). The Company exercised the option and accounted for the transaction as a step acquisition in accordance with authoritative guidance on accounting for business combinations. Accordingly, the previously held interest was remeasured to fair value as of the acquisition date using an income approach, and the Company recognized a $65.2 million gain in Other income, net during the three months ended March 31, 2026. Acquisition-related costs were not material and were recorded in Selling, General, and Administrative Expenses during the three months ended March 31, 2026.

The following table summarizes the preliminary fair value of consideration transferred and the fair values of the assets acquired and liabilities assumed (in millions):

Cash consideration	$35.1
Fair value of previously held interest in Autus	76.7
Fair value of contingent consideration(a)	7.9
Settlement of pre-existing relationships	5.4
Holdback(a)	3.8
Total purchase price	$128.9

Goodwill	$52.0
In-process research and development	102.9
Liabilities assumed, net	(0.8)
Deferred tax liabilities	(25.2)
Total purchase price, net of cash acquired	$128.9
_______________________________________________________________________________
(a)    Represents non-cash investing and financing activities

The preliminary purchase price allocation in the table above is subject to change during the one-year measurement period as additional information becomes available about the fair value of the assets acquired and liabilities assumed, including in-process research and development (“IPR&D”), goodwill and deferred income taxes. Measurement period adjustments, if any, will be recorded to the assets acquired and liabilities assumed with a corresponding adjustment to goodwill.

Goodwill primarily reflects the assembled workforce and expected synergies from the acquisition. Goodwill was assigned to the Company’s U.S. segment and is not deductible for tax purposes. The acquired IPR&D was recognized as an indefinite-lived intangible asset and will be tested for impairment in future periods until completion or abandonment of the associated research and development efforts. The fair value of the IPR&D was estimated using an income approach based on discounted cash flow projections.

Autus’s results of operations have been included in the condensed consolidated financial statements as of the acquisition date. Pro forma revenue and earnings have not been presented as the historical and pro forma results of

Autus are not material in relation to the Company’s condensed consolidated financial statements for the periods presented.

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

The condensed consolidated financial statements include financial instruments for which the fair market value of such instruments may differ from amounts reflected on a historical cost basis. Financial instruments of the Company consist of cash deposits, accounts and other receivables, investments, accounts payable, certain accrued liabilities, and borrowings under a revolving credit agreement. The carrying value of these financial instruments generally approximates fair value due to their short-term nature. Financial instruments also include notes payable. As of March 31, 2026, the fair value of the notes payable, based on Level 2 inputs, was $599.6 million.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company's financial instruments which are measured at fair value on a recurring basis (in millions):

March 31, 2026	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,056.1	$913.0	$—	$1,969.1
Available-for-sale investments:
Corporate debt securities	—	515.4	—	515.4
Asset-backed securities	—	35.5	—	35.5
U.S. government and agency securities	36.0	221.4	—	257.4
Commercial paper	—	422.7	—	422.7
Equity investments in unconsolidated entities	20.7	—	—	20.7
Investments held for deferred compensation plans	155.5	—	—	155.5
Derivatives	—	40.3	—	40.3
	$1,268.3	$2,148.3	$—	$3,416.6
Liabilities
Derivatives	$—	$8.1	$—	$8.1
Contingent consideration liabilities	—	—	9.9	9.9
Other	—	—	6.1	6.1
	$—	$8.1	$16.0	$24.1
December 31, 2025
Assets
Cash equivalents	$1,366.7	$1,020.0	$—	$2,386.7
Available-for-sale investments:
Corporate debt securities	—	346.9	—	346.9
Asset-backed securities	—	35.0	—	35.0
U.S. government and agency securities	—	466.3	—	466.3
Commercial paper	—	452.3	—	452.3
Equity investments in unconsolidated entities	7.1	—	—	7.1
Investments held for deferred compensation plans	167.0	—	—	167.0
Derivatives	—	21.4	—	21.4
	$1,540.8	$2,341.9	$—	$3,882.7
Liabilities
Derivatives	$—	$27.0	$—	$27.0
Contingent consideration liabilities	—	—	2.0	2.0
Other	—	—	6.1	6.1
	$—	$27.0	$8.1	$35.1

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

Contingent Consideration Liabilities

Certain of the Company's acquisitions involve contingent consideration arrangements. Payment of additional consideration is contingent upon the acquired company reaching certain performance milestones, such as attaining specified sales levels or obtaining regulatory approvals. These contingent consideration liabilities are measured at estimated fair value using either a probability weighted discounted cash flow analysis or a Monte Carlo simulation model, both of which consider significant unobservable inputs. These inputs include (1) the discount rate used to calculate the present value of the projected cash flows (ranging from 9.1% to 10.6%, with a weighted average of 10.1%), (2) the probability of milestone achievement of 60%, (3) the projected payment dates (ranging from 2032 to 2034, with a weighted average of 2033), and (4) the volatility of future revenue (ranging from 18% to 21%, with a weighted average of 20.5%). The weighted average of each of the above inputs was determined based on the relative fair value of each obligation. The use of different assumptions could have a material effect on the estimated fair value amounts.

The following tables summarize the changes in fair value of Level 3 financial instruments measured at fair value on a recurring basis (in millions):

	Contingent Consideration	Other	Total
Balance at December 31, 2025	$2.0	$6.1	$8.1
Additions	7.9	—	7.9
Balance at March 31, 2026	$9.9	$6.1	$16.0

	Contingent Consideration	Other	Total
Balance at December 31, 2024	$16.5	$5.0	$21.5
Changes in fair value	—	1.1	1.1
Balance at March 31, 2025	$16.5	$6.1	$22.6

9. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses derivative financial instruments to manage its currency exchange rate risk and interest rate risk as summarized below. Notional amounts are stated in United States dollar equivalents at spot exchange rates at the respective dates. The Company does not enter into these arrangements for trading or speculation purposes.

	Notional Amount
	March 31, 2026	December 31, 2025
	(in millions)
Foreign currency forward exchange contracts	$2,091.9	$2,079.5
Cross-currency swap contracts	300.0	300.0

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

The Company uses foreign currency forward exchange contracts and cross-currency swap contracts to manage its exposure to changes in currency exchange rates from (a) future cash flows associated with intercompany transactions and certain local currency expenses expected to occur within 1.5 years (designated as cash flow hedges) and (b) its net investment in certain foreign subsidiaries (designated as net investment hedges). The Company also uses foreign currency forward exchange contracts that are not designated as hedging instruments to offset the transaction gains and losses associated with revaluation of certain assets and liabilities denominated in currencies other than their functional currencies (resulting principally from intercompany and foreign currency transactions).

All derivative financial instruments are recognized at fair value in the condensed consolidated balance sheets. The Company reports in Accumulated Other Comprehensive Loss the gain or loss on derivative financial instruments that are designated, and that qualify, as cash flow hedges. The Company reclassifies these gains and losses into earnings in the same line item and in the same period in which the underlying hedged transactions affect earnings. Changes in the fair value of net investment hedges are reported in Accumulated Other Comprehensive Loss as a part of the cumulative translation adjustment and would be reclassified into earnings if the underlying net investment is sold or substantially liquidated. The portion of the change in fair value related to components excluded from the hedge effectiveness assessment are amortized into earnings over the life of the derivative. The gains and losses on derivative financial instruments for which the Company does not elect hedge accounting treatment are recognized in the consolidated statements of operations in each period based upon the change in the fair value of the derivative financial instrument. Cash flows from net investment hedges are reported as investing activities in the consolidated statements of cash flows, and cash flows from all other derivative financial instruments are reported as operating activities.

The following table presents the location and fair value amounts of derivative instruments reported in the condensed consolidated balance sheets (in millions):

		Fair Value
Derivatives designated as hedging instruments	Balance Sheet Location	March 31, 2026	December 31, 2025
Assets
Foreign currency contracts	Other current assets	$26.1	$15.6
Foreign currency contracts	Other assets	$4.2	$1.5
Cross-currency swap contracts	Other assets	$10.0	$4.3
Liabilities
Foreign currency contracts	Accrued and other liabilities	$7.6	$25.3
Foreign currency contracts	Other liabilities	$0.5	$1.7

The following table presents the effect of master-netting agreements and rights of offset on the condensed consolidated balance sheets (in millions):

				Gross Amounts Not Offset in the Consolidated Balance Sheet
		Gross Amounts Offset in the Consolidated Balance Sheet
			Net Amounts Presented in the Consolidated Balance Sheet
March 31, 2026	Gross Amounts			Financial Instruments	Cash Collateral Received	Net Amount
Derivative assets
Foreign currency contracts	$30.3	$—	$30.3	$(5.3)	$—	$25.0
Cross-currency swap contracts	$10.0	$—	$10.0	$—	$—	$10.0
Derivative liabilities
Foreign currency contracts	$8.1	$—	$8.1	$(5.3)	$—	$2.8
December 31, 2025
Derivative assets
Foreign currency contracts	$17.1	$—	$17.1	$(10.4)	$—	$6.7
Cross-currency swap contracts	$4.3	$—	$4.3	$—	$—	$4.3
Derivative liabilities
Foreign currency contracts	$27.0	$—	$27.0	$(10.4)	$—	$16.6
The following table presents the effect of derivative and non-derivative hedging instruments on the condensed consolidated statements of operations and condensed consolidated statements of comprehensive income (in millions):

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)
	Three Months Ended March 31,

	2026	2025
Cash flow hedges
Foreign currency contracts	$22.0	$(27.6)
Net investment hedges
Cross-currency swap contracts	$5.7	$(8.1)
The cross-currency swap contracts have an expiration date of June 15, 2028. At the maturity of the cross-currency swap contracts, the Company will deliver the notional amount of €257.2 million and will receive $300.0 million from the counterparties. The Company receives semi-annual interest payments from the counterparties based on a fixed interest rate until maturity of the agreements.

The following tables present the effect of derivative instruments on the condensed consolidated statements of operations (in millions):

	Location and Amount of Gain or (Loss) Recognized in Income
	Three Months Ended March 31, 2026
	Cost of sales	Interest income, net	Other non-operating income, net
Total amounts presented in the condensed consolidated statements of operations	$(362.6)	$33.5	$71.5
The effects of cash flow hedges:
Foreign currency contracts:
Amount of gain reclassified from accumulated other comprehensive loss into income	$(2.5)	$—	$—
The effects of net investment hedges:
Cross currency swap contracts:
Amount excluded from effectiveness testing	$—	$1.6	$—
The effects of non-designated hedges:
Foreign currency contracts	$—	$—	$(0.6)

	Location and Amount of Gain or (Loss) Recognized in Income
	Three Months Ended March 31, 2025
	Cost of sales	Interest income, net	Other non-operating income, net
Total amounts presented in the condensed consolidated statements of operations	$(301.6)	$36.5	$2.6
The effects of cash flow hedges:
Foreign currency contracts:
Amount of gain reclassified from accumulated other comprehensive loss into income	$10.2	$—	$—
The effects of net investment hedges:
Cross currency swap contracts:
Amount excluded from effectiveness testing	$—	$1.7	$—
The effects of non-designated hedges:
Foreign currency contracts	$—	$—	$(11.3)

The Company expects that during the next twelve months it will reclassify to earnings a loss of $11.0 million currently recorded in Accumulated Other Comprehensive Loss.

10. STOCK-BASED COMPENSATION

Stock-based compensation expense related to awards issued under the Company's incentive compensation plans for the three months ended March 31, 2026 and 2025 was as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Cost of sales	$8.2	$7.3
Selling, general, and administrative expenses	25.9	22.8
Research and development expenses	11.3	10.0
Total stock-based compensation expense	45.4	40.1
Income tax benefit	(7.5)	(6.5)
Total stock-based compensation expense, net of tax	$37.9	$33.6

At March 31, 2026, the total remaining compensation cost related to nonvested stock options, restricted stock units, market-based restricted stock units, and employee stock purchase plan (“ESPP”) subscription awards amounted to $264.3 million, which will be amortized on a straight-line basis over each award's requisite service period. The weighted-average remaining requisite service period is 28 months.

Fair Value Disclosures

The following table includes the weighted-average grant-date fair values of stock options granted during the periods indicated and the related weighted-average assumptions used in the Black-Scholes option pricing model:

Option Awards	Three Months Ended March 31,
	2026	2025
Risk-free interest rate	3.8%	4.4%
Expected dividend yield	None	None
Expected volatility	34.0%	31.0%
Expected term (years)	5.6	5.5
Fair value, per option	$29.50	$28.43
The following table includes the weighted-average grant-date fair values for ESPP subscriptions granted during the periods indicated and the related weighted-average assumptions used in the Black-Scholes option pricing model:

ESPP	Three Months Ended March 31,
	2026	2025
Risk-free interest rate	3.6%	4.3%
Expected dividend yield	None	None
Expected volatility	34.5%	29.5%
Expected term (years)	0.6	0.6
Fair value, per share	$22.65	$17.99

11. ACCELERATED SHARE REPURCHASE

During 2026 and 2025, the Company entered into accelerated share repurchase (“ASR”) agreements providing for the repurchase of the Company's common stock based on the volume-weighted average price of the Company's common stock during the term of the applicable agreements, less a discount. The following table summarizes the terms of the ASR agreements (dollars and shares in millions, except per share data):

		Initial Delivery			Final Settlement
Agreement Date	Amount Paid	Shares Received	Price per Share	Value of Shares as % of Contract Value	Settlement Date	Total Shares Received	Average Price per Share
February 2025	$250.0	2.6	$76.00	80%	July 2025	3.5	$71.06
August 2025	$500.0	5.1	$78.30	80%	September 2025	6.3	$79.05
February 2026	$500.0	4.7	$85.90	80%	April 2026	6.1	$81.50

The ASR agreements were accounted for as two separate transactions: (1) the value of the initial delivery of shares was recorded as shares of common stock acquired in a treasury stock transaction on the acquisition date, and (2) the remaining amount of the purchase price paid was recorded as a forward contract indexed to the Company's own common stock and was initially recorded in Additional Paid-in Capital and subsequently, upon settlement, was transferred to Treasury Stock on the condensed consolidated balance sheets. The initial delivery of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share. The Company determined that the forward contracts indexed to the Company's common stock met all the applicable criteria for equity classification and, therefore, were not accounted for as a derivative instrument.

12. COMMITMENTS AND CONTINGENCIES

On September 28, 2021, Aortic Innovations LLC, a non-practicing entity (“Aortic”), filed a lawsuit against Edwards Lifesciences Corporation and certain of its subsidiaries (“Edwards”) in the United States District Court for the District of Delaware (the “District Court”) alleging that Edwards’ SAPIEN 3 Ultra product infringes certain of its patents. Edwards obtained a judgment of non-infringement, which Aortic appealed. The Federal Circuit affirmed the district court’s claim construction in favor of the Company, and Aortic’s remaining claims were remanded to the District Court, which granted summary judgment in favor of Edwards. Aortic has filed a notice of appeal. The Company cannot predict the outcome of any appeal or the potential impact on its financial statements. The Company will continue to vigorously defend itself with respect to any appeal or additional litigation related to this matter.

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

On February 16, 2026, Valtech Shareholder Representative LLC (“VT Shareholders”) filed a complaint against the Company in the Delaware Court of Chancery alleging breach of contract and seeking accelerated milestone payments set forth in a merger agreement in which the Company acquired transcatheter structural heart repair technology from Valtech Cardio Ltd. The complaint alleges the Company failed to exercise commercially reasonable efforts in the development and commercialization of such technology causing certain milestone payments to not come due. This suit is the second suit brought by VT Shareholders. The first, filed in 2023, was dismissed by the Court of Chancery on procedural grounds in July of 2024. The Company cannot predict the outcome of the litigation or the potential impact on its financial statements. The Company is vigorously defending itself in this litigation.

On October 14, 2024, a purported stockholder of Edwards filed a putative securities class action (the “Securities Class Action”) complaint against the Company and certain of its executive officers in the United States District Court for the Central District of California, captioned Patel v. Edwards Lifesciences Corporation, et al., No. 24-cv-02221. The complaint alleges violations of various securities laws based on alleged false or misleading statements regarding the Company’s business prospects. The complaint seeks damages, interest, costs and other fees. On September 17, 2025, the Court held a hearing on the Company’s Motion to Dismiss, and on September 19, 2025, the Court granted in part and denied in part the motion. The parties have reached a proposed settlement in principle, subject to Court approval, for an amount that is not material to the financial statements, and the expense was recorded within Certain Litigation Expenses on the condensed consolidated statements of operations.

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

As of March 31, 2026 and December 31, 2025, the Company has accrued an aggregate estimated liability of $57.3 million and $146.2 million, respectively, related to its outstanding legal proceedings within Accrued and Other Liabilities on the condensed consolidated balance sheets. The Company is not able to estimate the amount or range of any loss for legal contingencies related to outstanding legal proceedings for which there is no accrual or additional loss for matters for which an accrual has been taken.

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

13. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables summarize the activity for each component of Accumulated Other Comprehensive Loss (in millions):

	Foreign Currency Translation Adjustments	Unrealized (Loss) Gain on Hedges	Unrealized Loss on Available-for-sale Investments	Unrealized Pension Credits	Total Accumulated Other Comprehensive Loss
December 31, 2025	$(228.5)	$(9.8)	$(0.8)	$0.8	$(238.3)
Other comprehensive income before reclassifications	2.0	22.0	15.6	0.2	39.8
Amounts reclassified from accumulated other comprehensive loss	(1.6)	2.5	(16.1)	—	(15.2)
Deferred income tax (expense) benefit	(1.4)	(6.3)	0.1	—	(7.6)
March 31, 2026	$(229.5)	$8.4	$(1.2)	$1.0	$(221.3)

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Hedges	Unrealized Loss on Available-for-sale Investments	Unrealized Pension Credits	Total Accumulated Other Comprehensive Loss
December 31, 2024	$(274.1)	$37.7	$(4.0)	$(4.1)	$(244.5)
Other comprehensive income (loss) before reclassifications	16.1	(27.6)	18.3	0.1	6.9
Amounts reclassified from accumulated other comprehensive loss	(1.7)	(10.2)	(17.0)	—	(28.9)
Deferred income tax benefit (expense)	2.0	10.2	(0.2)	—	12.0
March 31, 2025	$(257.7)	$10.1	$(2.9)	$(4.0)	$(254.5)

The following table provides information about amounts reclassified from Accumulated Other Comprehensive Loss (in millions):

	Three Months Ended March 31,
			Affected Line on Condensed Consolidated Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	2026	2025
Foreign currency translation adjustments	$1.6	$1.7	Other non-operating income, net
	(0.4)	(0.4)	Provision for income taxes
	$1.2	$1.3	Net of tax
(Loss) gain on hedges	$(2.5)	$10.2	Cost of sales
	0.8	(2.7)	Provision for income taxes
	$(1.7)	$7.5	Net of tax
Gain (loss) on available-for-sale investments	$16.1	$17.0	Interest income, net
	(3.9)	(4.2)	Provision for income taxes
	$12.2	$12.8	Net of tax

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

The table below presents the computation of basic and diluted earnings per share (in millions, except for per share information):

	Three Months Ended March 31,
	2026	2025
Net Income for Earnings Per Share Calculations:
Income from continuing operations, net of tax	$380.7	$363.6
Less: Net loss attributable to noncontrolling interests	—	(1.6)
Net income from continuing operations attributable to Edwards Lifesciences Corporation	380.7	365.2
Net loss from discontinued operations	—	(7.2)
Net income attributable to Edwards Lifesciences Corporation	$380.7	$358.0
Weighted Average Shares:
Basic weighted-average shares outstanding	579.2	586.9
Dilutive effect of stock plans	1.5	0.9
Dilutive weighted-average shares outstanding	580.7	587.8
Earnings per Share:
Basic:
Continuing operations	$0.66	$0.62
Discontinued operations	—	(0.01)
Basic earnings per share	$0.66	$0.61
Diluted:
Continuing operations	$0.66	$0.62
Discontinued operations	—	(0.01)
Diluted earnings per share	$0.66	$0.61

Stock options, restricted stock units, and market-based restricted stock units to purchase an aggregate of 7.1 million and 8.0 million shares for the three months ended March 31, 2026 and 2025, respectively, were outstanding but were not included in the computation of diluted earnings per share for such periods because the effect would have been anti-dilutive. Additionally, 1.4 million and 1.0 million shares that would have been received if the ASR agreement discussed in Note 11 was settled as of March 31, 2026 and 2025, respectively, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

15. INCOME TAXES

The Company's effective income tax rate attributable to continuing operations was 17.1% and 16.2% for the three months ended March 31, 2026 and 2025, respectively. The increase in the effective rate between the three months ended March 31, 2026 and 2025 was primarily due to a decrease in the benefit from foreign earnings taxed at a lower rate, an increase in global minimum tax (“Pillar Two,” as noted below), and a decrease in the tax benefit from employee share-based compensation. In addition, the effective rates for the three months ended March 31, 2026 and 2025 were lower than the federal statutory rate of 21.0% primarily due to (1) foreign earnings taxed at lower rates, (2) United States federal and California research and development credits, and (3) the tax benefit from foreign-derived deduction eligible income.

Many countries are implementing some or all of the Organisation for Economic Co-operation and Development’s (“OECD”) Base Erosion and Profit Shifting Pillar Two (“Pillar Two”) rules that impose a global minimum tax of 15.0% on reported profits. Although Pillar Two provides a framework for applying the minimum tax, countries may enact Pillar Two slightly differently than the model rules and on different timelines and may adjust domestic tax incentives in response to Pillar Two. In January 2026, the OECD released its Side-by-Side Safe Harbour package, intended to reduce double taxation and compliance burdens by deeming Pillar Two top-up tax to be zero under the Income Inclusion Rule (“IIR”) and Undertaxed Profits Rule (“UTPR”) for groups headquartered in the United States while preserving application of local Qualified Domestic Minimum Top-up Taxes (“QDMTT”). As countries continue to enact and refine the Pillar Two rules, including jurisdictional enactment of the Side-by-Side Safe Harbour through the course of 2026, the Company will evaluate the potential effects of Pillar Two on its effective tax rate. In 2026, the Company expects the Pillar Two provision to result in additional tax expense of approximately $70.0 million prior to offsets under current law. As countries enact the Side-by-Side Safe Harbour, the Pillar Two UTPR tax expense will be reduced accordingly.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBBA is not expected to have a material impact on 2026 and future periods.

In the first quarter of 2022, the Company executed an Advance Pricing Agreement (“APA”) between Japan and Switzerland covering distribution transactions for tax years 2020 through 2024, and in 2023, the Company executed an APA between Japan and the United States covering tax years 2020 through 2024. The Company also executed an APA in the fourth quarter of 2024 between Japan and Singapore covering tax years 2022 through 2026 with roll-back terms to cover the distribution of Transcatheter Aortic Valve Replacement (“TAVR”) products beginning in 2020 and the distribution of Surgical products beginning in 2018.

At March 31, 2026, all material state, local, and foreign income tax matters have been concluded for years through 2015.

In the normal course of business, the Internal Revenue Service (“IRS”) and other taxing authorities are in different stages of examining various years of the Company's tax filings. During these audits, the Company may receive proposed audit adjustments that could be material. Therefore, there is a possibility that an adverse outcome in these audits could have a material effect on the Company's financial condition and results of operations. The Company strives to resolve open matters with each tax authority at the examination level and could reach an agreement with a tax authority at any time. While the Company has accrued for matters it believes are more likely than not to require settlement, the final outcome with a tax authority may result in a tax liability that is materially different from that reflected in the consolidated financial statements. Furthermore, the Company may later decide to challenge any assessments, if made, and may exercise its right to appeal. Uncertain tax positions are reviewed quarterly and adjusted as events occur that affect potential liabilities for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, negotiations between tax authorities, identification of new issues, and issuance of new legislation, regulations, or case law. The Company believes that adequate amounts of tax and related penalties and interest have been provided for any adjustments that may result from these uncertain tax positions.

As of March 31, 2026 and December 31, 2025, the gross liability recorded for income taxes associated with uncertain tax positions was $792.1 million and $767.4 million, respectively. The Company estimates that these liabilities would be reduced by $391.9 million and $377.0 million, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, and timing adjustments. The net amounts of $400.2 million and $390.4 million, respectively, if not required, would favorably affect the Company's effective tax rate. Management believes that adequate amounts of tax and related penalties and interest have been provided for any adjustments that may result from these uncertain tax positions.

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

The Company plans to vigorously contest the additional tax claimed by the IRS through the judicial process. Final resolution of this matter is not likely within the next 12 months. The Company believes the amounts previously accrued related to this uncertain tax position are appropriate for a number of reasons, including the interpretation and application of relevant tax laws and accounting standards to the Company's facts and, accordingly, has not accrued any additional amount based on the NOD and other proceedings to date. Nonetheless, the outcome of the judicial process cannot be predicted with certainty, and it is possible that the outcome of that process could have a material impact on the Company's consolidated financial statements. As noted below, similar material tax disputes may arise for the 2018 through 2026 tax years. The Company made deposits with the IRS of $75.0 million in November 2022, and $305.1 million in March 2024, to prevent the further accrual of interest on that portion of any additional tax and interest the Company may ultimately be found to owe while the Company prepares to contest through the judicial process the IRS's entitlement to any of the additional tax claimed by the IRS. The IRS converted those deposits to advance payments and, on December 20, 2024, the Company filed administrative claims for refunds of those payments with the IRS for the 2015 through 2017 tax years. The Company is now able to sue for refunds in the appropriate judicial forum.

Surgical/TAVR intercompany royalty transactions covering tax years 2018 through 2026 remain subject to IRS examination, and those transactions and related tax positions remain uncertain as of March 31, 2026. The Company has considered this information, as well as information regarding the NOD and other proceedings described above, in its evaluation of its uncertain tax positions. The impact of these unresolved transfer pricing matters, net of any correlative tax adjustments, could have a material impact on the Company’s consolidated financial statements. Based on the information currently available and numerous possible outcomes, the Company cannot reasonably estimate what, if any, changes in its existing uncertain tax positions may occur in the next 12 months and, therefore, has continued to record the uncertain tax positions as a long-term liability.

After the first quarter of 2026, the Company received two draft Notices of Proposed Adjustment (the “Draft NOPAs”) from the IRS for the 2018 through 2020 tax years. The first of the Draft NOPAs relates to certain tax elections made in 2018 and proposes an increase to the Company’s U.S. taxable income in the amount of approximately $233.5 million for 2018. The second of the Draft NOPAs relates to the transfer pricing of certain intercompany royalty transactions related to our Surgical and TAVR product groups and proposes increases to the Company’s U.S. taxable income for 2018, 2019, and 2020 in the amounts of $625.3 million, $530.7 million, and $683.6 million, respectively. The proposed increases in the second of the Draft NOPAs will reduce the adjustment in the first of the Draft NOPAs as the two adjustments relate to overlapping income. The Company is evaluating the Draft NOPAs and intends to engage with the IRS examination function regarding the factual and legal matters described therein. If the Company and the IRS examination function are unable to agree on a resolution, then the Company expects to receive final NOPAs by end of the second quarter of 2026 and the related Revenue Agent’s Report by end of the third quarter of 2026. If the Company receives a Revenue Agent’s Report, it intends to pursue available remedies, including administrative appeals and litigation, which could extend over several years. The Company believes that the amounts previously accrued related to these uncertain tax positions are adequate and, accordingly, no additional amounts have been recorded.

During the first quarter of 2024, the Company received a notice of assessment from the Israel Tax Authority (the “ITA”) wherein the ITA claimed that the Company owes approximately $110.0 million of tax excluding interest and penalties in connection with a claimed 2017 transfer of intellectual property. On July 31, 2025, the ITA formally informed the Company that it was withdrawing its 2017 assessment but reserves the right to evaluate whether intellectual property was transferred in later years. The Company maintains that it did not transfer intellectual property outside of Israel and would vigorously defend that position through administrative proceedings including with appeals if the issue is raised in later years. If necessary, the Company expects to defend that position through judicial proceedings. During the fourth quarter of 2024, the Company received a notice of assessment from the ITA claiming that the Company owes additional tax of approximately $16.0 million excluding interest and penalties for the 2018 through 2022 tax years based entirely on the collateral impacts of the 2017 assessment. The Company filed a formal appeal in the first quarter of 2025. In the third quarter of 2025, the ITA agreed that intellectual property was not transferred in 2017 and withdrew its assessment. In the first quarter of 2026, the Company was notified that the ITA had withdrawn its assessment for the 2018 and 2019 taxable years. For taxable years 2020-2022, the ITA has until the expiration of each year’s respective statute of limitations to respond to the Company’s appeal. If the 2020 through 2022 assessments are not withdrawn, the Company will defend its position through judicial proceedings.

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

Certain items are maintained at the corporate level and are not allocated to the segments. The non-allocated items include corporate research and development expenses, manufacturing variances, corporate headquarters costs, net interest income, global marketing expenses, impairment charges, stock-based compensation, foreign currency hedging activities, certain litigation expenses, most of the Company's amortization, and a portion of the Company's depreciation expense. The CODM does not receive information on total assets by reportable segment.

The table below presents information about Edwards Lifesciences' reportable segments (in millions):

	Three Months Ended March 31,
	2026	2025
Segment Net Sales
United States	$937.6	$838.9
Europe	442.6	341.8
Japan	90.6	81.8
Rest of World	177.8	150.2
Total segment net sales	$1,648.6	$1,412.7
Cost of Sales
United States	$172.0	$146.0
Europe	93.6	82.2
Japan	14.3	12.3
Rest of World	47.6	39.8
Total segment cost of sales	$327.5	$280.3
Selling, general, and administrative expenses
United States	$154.1	$133.2
Europe	71.8	73.4
Japan	15.9	16.4
Rest of World	48.0	42.1
Total segment selling, general, and administrative expenses	$289.8	$265.1
Other Segment Items
United States	$0.8	$0.6
Europe	41.9	(8.3)
Japan	(6.0)	(4.6)
Rest of World	(7.5)	(9.2)
Total other segment items (a)	$29.2	$(21.5)
Segment Operating Income
United States	$610.7	$559.1
Europe	235.3	194.5
Japan	66.4	57.7
Rest of World	89.7	77.5
Total segment operating income	$1,002.1	$888.8
_______________________________________________________________________________
(a)    Other segment items include research and development expenses and foreign currency.

The table below presents a reconciliation of segment operating income to consolidated pre-tax income (in millions):

	Three Months Ended March 31,
	2026	2025
Pre-tax Income Reconciliation
Segment operating income	$1,002.1	$888.8
Unallocated amounts:
Corporate items	(494.8)	(486.2)
Separation costs	—	(4.2)
Certain litigation expenses	(37.1)	(10.9)
Foreign currency	7.4	7.3
Consolidated operating income	477.6	394.8
Non-operating income	(18.6)	39.1
Consolidated pre-tax income	$459.0	$433.9

Enterprise-wide Information
(in millions)

Enterprise-wide information is based on actual foreign exchange rates used in the Company's consolidated financial statements. Refer to the segment information above for United States net sales. Sales within any other individual country were less than 10 percent of the Company's consolidated net sales for all periods presented.

	Three Months Ended March 31,
	2026	2025
Net Sales by Major Product Group
Transcatheter Aortic Valve Replacement	$1,197.3	$1,046.6
Transcatheter Mitral and Tricuspid Therapies	175.1	115.2
Surgical	276.2	250.9
	$1,648.6	$1,412.7

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

We are the leading global structural heart disease innovation company, driven by a passion to improve patient lives. Through breakthrough technologies, world-class evidence, and partnerships with clinicians and healthcare stakeholders, our employees are inspired by our patient-focused culture to deliver life-changing innovations to those who need them most. We conduct operations worldwide and are managed in the following geographical regions: United States, Europe, Japan, and Rest of World. Our products are categorized into the following groups: Transcatheter Aortic Valve Replacement (“TAVR”), Transcatheter Mitral and Tricuspid Therapies (“TMTT”), and Surgical.

In February 2026, we acquired Autus Valve Technologies, Inc. (“Autus”) for total consideration of $128.9 million with contingent consideration of up to $132.5 million payable based on the achievement of certain regulatory and sales milestones. The results of Autus have been included in our condensed consolidated financial statements from the date of the acquisition.

We sold (i) our Critical Care product group (“Critical Care”) to Becton, Dickinson and Company (“BD”) in September 2024 and (ii) a business that was not focused on implantable medical innovations for structural heart diseases (the “non-core product group”) in December 2025 (collectively, the “discontinued product groups”). We determined that the conditions for the discontinued operations presentation had been met with respect to the discontinued product groups for the periods presented prior to their sale. As such, the historical financial condition and results of the discontinued product groups have been reflected as discontinued operations in our Condensed Consolidated Financial Statements for the applicable periods presented. Our discussion and analysis of our results of operations is reflective of our continuing operations. See Note 4 to the Condensed Consolidated Financial Statements for further information.

Due to changes to U.S. trade policy, such as increased tariffs on imports and including non-U.S. retaliatory tariffs, we have and will continue to assess potential impacts on our business. As needed, we will pursue options to mitigate the impact of tariffs, including through our supply chain and potential exemptions and exclusions. Failure to sufficiently mitigate the impact of tariffs, including significant inflation and other impacts on our customers, could also reduce demand for our products and adversely affect our business, financial condition and results of operations. Given the uncertainties around U.S. trade policy and future tariff rates, we are unable to predict the nature of the tariffs and whether we will be able to successfully mitigate their impact.

Financial Highlights
Our net sales for the first three months of 2026 were $1.6 billion, representing an increase of $235.9 million compared to the first three months of 2025, driven primarily by sales of our TAVR and TMTT products.

Our gross profit increased in the three months ended March 31, 2026, driven primarily by our sales growth. Gross profit as a percentage of sales decreased primarily due to the impact from foreign currency rate fluctuations and additional manufacturing expenses related to expansion of new therapies. The increase in our diluted earnings per share in the three months ended March 31, 2026, was driven by our aforementioned operational performance.

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

New Accounting Standards

Information on new accounting standards is included in Note 1 to the Condensed Consolidated Financial Statements.

Results of Operations

Net Sales by Region
(dollars in millions)

	Three Months Ended March 31,
				Percent Change
	2026	2025	Change
United States	$937.6	$838.9	$98.7	11.8%
Europe	442.6	341.8	100.8	29.5%
Japan	90.6	81.8	8.8	10.8%
Rest of World	177.8	150.2	27.6	18.4%
Outside of the United States	711.0	573.8	137.2	23.9%
Total net sales	$1,648.6	$1,412.7	$235.9	16.7%

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

Net Sales by Product Group
(dollars in millions)

	Three Months Ended March 31,
				Percent Change
	2026	2025	Change
Transcatheter Aortic Valve Replacement	$1,197.3	$1,046.6	$150.7	14.4%
Transcatheter Mitral and Tricuspid Therapies	175.1	115.2	59.9	51.9%
Surgical	276.2	250.9	25.3	10.1%
Total net sales	$1,648.6	$1,412.7	$235.9	16.7%

Transcatheter Aortic Valve Replacement Sales

$ (Millions)
1,600
1,200
800
400
0
$1,197.3
$1,046.6
Q1 '26
Q1 '25

Net sales of TAVR products increased for the three months ended March 31, 2026, driven by higher sales of the Edwards SAPIEN platform in 2026, primarily due to higher sales of the Edwards SAPIEN 3 Ultra RESILIA valve in the United States, Europe, and Japan. In addition, during the three months ended March 31, 2026, foreign currency exchange rate fluctuations increased net sales outside of the United States by $32.0 million, primarily due to the strengthening of the Euro against the United States dollar.
In January 2026, we received United States Food and Drug Administration approval for the SAPIEN 3 transcatheter pulmonic valve delivery system, an advancement designed specifically to support pediatric and adult patients living with congenital heart disease.

Transcatheter Mitral and Tricuspid Therapies Sales

For the three months ended March 31, 2026 and 2025:
$ (Millions)
210
175
140
105
70
35
0
$175.1
$115.2
Q1 '26
Q1 '25

Net sales of TMTT products increased for the three months ended March 31, 2026, primarily due to higher sales of our PASCAL transcatheter edge-to-edge repair system and EVOQUE tricuspid valve replacement system in the United States and Europe.

Surgical

$ (Millions)
300
200
100
0
$276.2
$250.9
Q1 '26
Q1 '25

Net sales of Surgical products increased for the three months ended March 31, 2026, primarily due to higher sales of the INSPIRIS RESILIA aortic valve, the MITRIS RESILIA valve, and KONECT RESILIA tissue valved conduit in the United States and Europe.

Gross Profit

2,000
1,500
1,000
500
0
$ in millions
$1,286.0
$1,111.1
78.0%
78.7%
100
90
80
Percentage
Q1 '26
Q1 '25
Gross profit
Percentage of net sales

Our gross profit increased in the three months ended March 31, 2026, primarily driven by our sales growth discussed above. Gross profit as a percentage of net sales decreased for the three months ended March 31, 2026, primarily driven by a 0.3 percentage point negative impact from foreign currency rate fluctuations, including the settlement of foreign currency hedging contracts, and additional manufacturing expenses related to expansion of new therapies.

Selling, General, and Administrative (“SG&A”) Expenses

For the three months ended March 31, 2026 and 2025:
$ in millions
600
400
200
0
Percentage
90
60
30
0
$522.2
$465.7
31.7%
33.0%
Q1 '26
Q1 '25
SG&A
Percentage of net sales

SG&A expenses increased for the three months ended March 31, 2026, primarily due to higher headcount related expenses to support patient care. Foreign currency exchange rate fluctuations increased expenses by $14.6 million during the three months ended March 31, 2026, primarily due to the weakening of United States dollar against the Euro.

Research and Development (“R&D”) Expenses

$ in millions
400
200
0
Percentage
100
80
60
40
20
0
$263.3
$254.6
16.0%
18.0%
Q1 '26
Q1 '25
R&D
Percentage of net sales

R&D expenses increased for the three months ended March 31, 2026, primarily due to increased investments in implantable heart failure management and advanced technology innovation.

Certain Litigation Expenses

We incurred certain litigation expenses related to legal proceedings, intellectual property litigation and tax litigation of $37.1 million and $10.9 million during the three months ended March 31, 2026 and 2025, respectively (see Note 12 to the Condensed Consolidated Financial Statements).

Other Operating Income

Other operating income of $14.2 million and $19.1 million in the three months ended March 31, 2026 and 2025, included income from transition services agreements of $13.2 million and $17.9 million, respectively (see Note 4 to the Condensed Consolidated Financial Statements).

Interest Income, net

Interest income was $33.5 million and $36.5 million for the three months ended March 31, 2026 and 2025, respectively. The decrease in interest income was primarily due to a lower average investment balance and lower yield during the three months ended March 31, 2026.

Loss on Impairment

Loss on impairment of $123.6 million in the three months ended March 31, 2026 was due to the carrying amount of one of our VIE investments not being recoverable (see Note 6 to the Condensed Consolidated Financial Statements).

Other non-operating income, net

Other non-operating income, net was $71.5 million and $2.6 million for the three months ended March 31, 2026 and 2025, respectively. The increase in other non-operating income was driven primarily by a gain from the remeasurement of our previously held interest upon acquisition of Autus (see Note 7 to the Condensed Consolidated Financial Statements).

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

Our effective income tax rate attributable to continuing operations was 17.1% and 16.2% for the three months ended March 31, 2026 and 2025, respectively. The increase in the effective rate between the three months ended March 31, 2026 and 2025 was primarily due to a decrease in the benefit from foreign earnings taxed at a lower rate, an increase in global minimum tax (“Pillar Two,” as noted below), and a decrease in the tax benefit from employee share-based compensation. In addition, the effective rates for the three months ended March 31, 2026 and 2025 were lower than the federal statutory rate of 21.0% primarily due to (1) foreign earnings taxed at lower rates, (2) United States federal and California research and development credits, and (3) the tax benefit from foreign-derived deduction eligible income.

Many countries are implementing some or all of the Organisation for Economic Co-operation and Development’s (“OECD”) Base Erosion and Profit Shifting Pillar Two (“Pillar Two”) rules that impose a global minimum tax of 15.0% on reported profits. Although Pillar Two provides a framework for applying the minimum tax, countries may enact Pillar Two slightly differently than the model rules and on different timelines and may adjust domestic tax incentives in response to Pillar Two. In January 2026, the OECD released its Side-by-Side Safe Harbour package, intended to reduce double taxation and compliance burdens by deeming Pillar Two top-up tax to be zero under the Income Inclusion Rule (“IIR”) and Undertaxed Profits Rule (“UTPR”) for groups headquartered in the United States while preserving application of local Qualified Domestic Minimum Top-up Taxes (“QDMTT”). As countries continue to enact and refine the Pillar Two rules, including jurisdictional enactment of the Side-by-Side Safe Harbour through the course of 2026, we will evaluate the potential effects of Pillar Two on our effective tax rate. In 2026, we expect the Pillar Two provisions to result in additional tax expense of approximately $70.0 million prior to offsets under current law. As countries enact the Side-by-Side Safe Harbour, the Pillar Two UTPR tax expense will be reduced accordingly.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBBA is not expected to have a material impact on 2026 and future periods.

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

At March 31, 2026, all material state, local, and foreign income tax matters have been concluded for years through 2015.

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

We plan to vigorously contest the additional tax claimed by the IRS through the judicial process. Final resolution of this matter is not likely within the next 12 months. We believe the amounts previously accrued related to this uncertain tax position are appropriate for a number of reasons, including the interpretation and application of relevant tax laws and accounting standards to our facts and, accordingly, have not accrued any additional amount based on the NOD and other proceedings to date. Nonetheless, the outcome of the judicial process cannot be predicted with certainty, and it is possible that the outcome of that process could have a material impact on our consolidated financial statements. As noted below, similar material tax disputes may arise for the 2018 through 2026 tax years. We made deposits with the IRS of $75.0 million in November 2022, and $305.1 million in March 2024, to prevent the further accrual of interest on that portion of any additional tax and interest we may ultimately be found to owe while we prepare to contest through the judicial process the IRS's entitlement to any of the additional tax claimed by the IRS. The IRS converted those deposits to advance payments, and, on December 20, 2024, we filed administrative claims for refunds of those payments with the IRS for the 2015 through 2017 tax years. We are now able to sue for refunds in the appropriate judicial forum.

Surgical/TAVR intercompany royalty transactions covering tax years 2018 through 2026 remain subject to IRS examination, and those transactions and related tax positions remain uncertain as of March 31, 2026. We have considered this information, as well as information regarding the NOD and other proceedings described above, in our evaluation of our uncertain tax positions. The impact of these unresolved transfer pricing matters, net of any correlative tax adjustments, could have a material impact on our consolidated financial statements. Based on the information currently available and numerous possible outcomes, we cannot reasonably estimate what, if any, changes in our existing uncertain tax positions may occur in the next 12 months and, therefore, have continued to record the uncertain tax positions as a long-term liability.

After the first quarter of 2026, we received two draft Notices of Proposed Adjustment (the “Draft NOPAs”) from the IRS for the 2018 through 2020 tax years. The first of the Draft NOPAs relates to certain tax elections made in 2018 and proposes an increase to our U.S. taxable income in the amount of approximately $233.5 million for 2018. The second of the Draft NOPAs relates to the transfer pricing of certain intercompany royalty transactions related to our Surgical and TAVR product groups and proposes increases to our U.S. taxable income for 2018, 2019, and 2020 in the amounts of $625.3 million, $530.7 million, and $683.6 million, respectively. The proposed increases in the second of the Draft NOPAs will reduce the adjustment in the first of the Draft NOPAs as the two adjustments relate to overlapping income. We are evaluating the Draft NOPAs and intend to engage with the IRS examination function regarding the factual and legal matters described therein. If we and the IRS examination function are unable to agree on a resolution, then we expect to receive final NOPAs by end of the second quarter of 2026 and the related Revenue Agent’s Report by end of the third quarter of 2026. If we receive a Revenue Agent’s Report, we intend to pursue available remedies, including administrative appeals and litigation, which could extend over several years. We believe that the amounts previously accrued related to these uncertain tax positions are adequate and, accordingly, no additional amounts have been recorded.

During the first quarter of 2024, we received a notice of assessment from the Israel Tax Authority (the “ITA”) wherein the ITA claimed that we owe approximately $110.0 million of tax excluding interest and penalties in connection with a claimed 2017 transfer of intellectual property. On July 31, 2025, the ITA formally informed us that it was withdrawing its 2017 assessment but reserves the right to evaluate whether intellectual property was transferred in later years. We maintain that we did not transfer intellectual property outside of Israel and would vigorously defend that position through administrative proceedings including with appeals if the issue is raised in later years. If necessary, we expect to defend that position through judicial proceedings. During the fourth quarter of 2024, we received a notice of assessment from the ITA claiming that we owe additional tax of approximately $16.0 million excluding interest and penalties for the 2018 through 2022 tax years based entirely on the collateral impacts of the 2017 assessment. We filed a formal appeal in the first quarter of 2025. In the third quarter of 2025, the ITA agreed that intellectual property was not transferred in 2017 and withdrew its assessment. In the first quarter of 2026, we were notified that the ITA had withdrawn its assessment for the 2018 and 2019 taxable years. For taxable years 2020-2022, the ITA has until the expiration of each year’s respective statute of limitations to respond to our appeal. If the 2020 through 2022 assessments are not withdrawn, we will defend our position through judicial proceedings.

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

As of March 31, 2026, cash and cash equivalents, and short-term investments held in the United States and outside of the United States were $3.2 billion and $436.7 million, respectively.

We have a five-year Credit Agreement (the “Credit Agreement”) which provides for a $750.0 million multi-currency unsecured revolving credit facility and matures on July 15, 2027. We may increase the amount available under the Credit Agreement by up to an additional $250.0 million in the aggregate and extend the maturity date for an additional year, subject to the agreement of the lenders. As of March 31, 2026, no amounts were outstanding under the Credit Agreement.

In June 2018, we issued $600.0 million of 4.3% fixed-rate unsecured senior notes (the “2018 Notes”) due June 15, 2028. We may redeem the 2018 Notes, in whole or in part, at any time and from time to time at specified redemption prices. As of March 31, 2026, we have not elected to redeem any of the 2018 Notes. As of March 31, 2026, the carrying value of the 2018 Notes was $598.5 million.

From time to time, we repurchase shares of our common stock under share repurchase programs authorized by the Board of Directors. We consider several factors in determining when to execute share repurchases, including, among other things, expected dilution from stock plans, cash capacity, and the market price of our common stock. During the three months ended March 31, 2026, under the Board-authorized repurchase program, we repurchased a total of 4.9 million shares at an aggregate cost of $520.1 million, including pursuant to a $500.0 million accelerated share repurchase agreements executed during the period (see Note 11 to the Condensed Consolidated Financial Statements). As of March 31, 2026, we had remaining authority to purchase $1.5 billion of our common stock under the share repurchase program.

In February 2026, we completed the acquisition of Autus for total consideration of $128.9 million, which included cash consideration of $35.1 million and was funded using our existing cash. As of March 31, 2026, the potential future payments upon achievement of certain regulatory, performance, and sales milestones pursuant to our business acquisition agreements could aggregate up to a total of $332.5 million.

We have purchased options to acquire and have agreed to provide promissory notes to various entities. These arrangements could result in additional cash outlays in the future should we decide to exercise the options or should the entities draw on the promissory notes.

At March 31, 2026, there had been no material changes in our cash requirements from known contractual and other obligations, including commitments for capital expenditures, as disclosed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2025.

Consolidated Cash Flows - For the three months ended March 31, 2026 and 2025:
Net cash flows provided by operating activities of $43.8 million for the three months ended March 31, 2026, decreased $236.6 million over the same period last year primarily due to higher working capital needs, partially offset by improved operating performance.

Net cash used in investing activities of $92.8 million for the three months ended March 31, 2026, consisted primarily of capital expenditures of $64.9 million, issuance of notes receivables of $55.2 million, and a payment of $35.1 million to acquire a company, partially offset by net proceeds from investments of $62.7 million.

Net cash provided by investing activities of $85.3 million for the three months ended March 31, 2025, consisted primarily of net proceeds from investments of $198.4 million, partially offset by capital expenditures of $56.0 million and a payment for a net working capital adjustment of $36.3 million related to the sale of Critical Care.

Net cash used in financing activities of $451.2 million for the three months ended March 31, 2026, consisted primarily of purchases of treasury stock of $521.8 million, partially offset by proceeds from stock plans of $68.9 million.

Net cash used in financing activities of $258.0 million for the three months ended March 31, 2025, consisted primarily of purchases of treasury stock of $308.6 million, partially offset by proceeds from stock plans of $49.9 million.

Critical Accounting Policies and Estimates

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and sales and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies and estimates which we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes from the information discussed therein.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk, Foreign Currency Risk, Credit Risk, and Concentrations of Risk

For a complete discussion of our exposure to interest rate risk, foreign currency risk, credit risk, and concentrations of risk, refer to Item 7A Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes from the information discussed therein.

Investment Risk

We are exposed to investment risks related to changes in the underlying financial condition and credit capacity of certain of our investments. As of March 31, 2026, we had $1,270.1 million of investments in debt securities, of which $44.2 million were long-term. In addition, we had $241.5 million of investments in equity instruments of public and private companies. Should these companies experience a decline in financial performance, financial condition or credit capacity, or fail to meet certain development milestones, a decline in the investments' value may occur, resulting in unrealized or realized losses. See Note 5 to the Condensed Consolidated Financial Statements for additional information.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2026. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded as of March 31, 2026, that our disclosure controls and procedures are designed at a reasonable assurance level and effective in providing reasonable assurance that the information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1.    Legal Proceedings

Please see Part I, Item 1, Note 12 to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a description of our legal proceedings, which is incorporated by reference herein.

Item 1A.    Risk Factors

A description of the risk factors associated with our business is contained in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended December 31, 2025. There have been no material changes to our Risk Factors as previously reported.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (a) (b)
January 1, 2026 through January 31, 2026	—	$—	—	$2,013.7
February 1, 2026 through February 28, 2026	4,912,499	85.51	4,912,499	1,493.7
March 1, 2026 through March 31, 2026	—	—	—	1,493.7
Total	4,912,499		4,912,499
_______________________________________________________________________________
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
(b) In February 2026, we entered into a $500.0 million accelerated share repurchase (“ASR”) agreement and received, on February 26, 2026, an initial delivery of 4.7 million shares of our common stock, representing approximately 80 percent of the total contract value. The ASR agreement concluded on April 15, 2026 and we received an additional 1.5 million shares.

Item 5.    Other Information

Rule 10b5-1 Trading Plans

During the first quarter of 2026, none of our directors or Section 16 officers adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

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

*10.1	Offer Letter between Theodora Mistras and Edwards Lifesciences LLC, dated May 2, 2026 (incorporated by reference to Exhibit 10.1 in Edwards Lifesciences’ report on Form 8-K filed on May 4, 2026)
31.1#	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32#	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Inline Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________________________________________________________________________
* Represents management contract or compensatory plan
# Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDWARDS LIFESCIENCES CORPORATION
(Registrant)
Date:	May 6, 2026	By:	/s/ SCOTT B. ULLEM
Scott B. Ullem Corporate Vice President, Chief Financial Officer (Principal Financial Officer; Duly Authorized Officer)
Date:	May 6, 2026	By:	/s/ ANDREW M. DAHL
Andrew M. Dahl Senior Vice President, Corporate Controller (Principal Accounting Officer)