Form 10-Q
period 2026-06-30
Edwards Lifesciences Corp
filed 2026-08-04
CIK 1099800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The number of shares outstanding of the registrant's common stock, $1.00 par value, as of July 31, 2026 was 576.4 million.

EDWARDS LIFESCIENCES CORPORATION
FORM 10-Q
For the quarterly period ended June 30, 2026

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

Edwards, Edwards Lifesciences, our logo, ECLIPTIS, EVOQUE, INSPIRIS, KONECT, MITRIS, PASCAL, RESILIA, SAPIEN, SAPIEN 3, SAPIEN 3 Ultra, SAPIEN M3, and other product names referenced in this report are trademarks of Edwards Lifesciences Corporation or its affiliates. All other trademarks are the property of their respective owners.

Part I. Financial Information

Item 1.    Financial Statements
EDWARDS LIFESCIENCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value; unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$2,906.5	$2,938.0
Short-term investments (Note 5)	1,346.2	1,288.3
Accounts receivable, net of allowances of $16.0 and $15.0, respectively	770.4	659.6
Other receivables	185.3	252.5
Inventories (Note 2)	1,131.2	1,126.2
Prepaid expenses	119.0	135.0
Other current assets	360.3	339.3
Total current assets	6,818.9	6,738.9
Long-term investments (Note 5)	244.1	278.6
Property, plant, and equipment, net	1,841.8	1,811.9
Operating lease right-of-use assets	100.3	102.7
Goodwill	1,951.2	1,768.6
Other intangible assets, net	1,382.6	1,128.2
Deferred income taxes	911.8	1,138.1
Other assets (Note 2)	616.4	730.2
Total assets	$13,867.1	$13,697.2
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$210.5	$227.5
Accrued and other liabilities (Note 2)	1,273.3	1,561.7
Operating lease liabilities	24.1	24.5
Total current liabilities	1,507.9	1,813.7
Long-term debt	598.7	598.3
Operating lease liabilities	81.6	82.6
Uncertain tax positions	572.2	502.7
Other liabilities	381.8	362.3
Total liabilities	3,142.2	3,359.6
Commitments and contingencies (Note 12)
Stockholders' equity
Preferred stock, $0.01 par value, authorized 50.0 shares, no shares outstanding	—	—
Common stock, $1.00 par value, 1,050.0 shares authorized, 661.7 and 658.7 shares issued, and 576.6 and 580.7 shares outstanding, respectively	661.7	658.7
Additional paid-in capital	2,975.9	2,768.4
Retained earnings	14,863.1	14,240.5
Accumulated other comprehensive loss (Note 13)	(214.6)	(238.3)
Treasury stock, at cost, 85.1 and 78.0 shares, respectively	(7,668.1)	(7,091.7)
Total Edwards Lifesciences Corporation stockholders' equity	10,618.0	10,337.6
Noncontrolling interest	106.9	—
Total stockholders' equity	10,724.9	10,337.6
Total liabilities and equity	$13,867.1	$13,697.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share information; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$1,741.0	$1,532.2	$3,389.6	$2,944.9
Cost of sales	392.4	344.4	755.0	646.0
Gross profit	1,348.6	1,187.8	2,634.6	2,298.9
Selling, general, and administrative expenses	561.2	502.0	1,083.4	967.7
Research and development expenses	278.9	276.2	542.2	530.8
Certain litigation expenses	6.3	15.5	43.4	26.4
Separation costs	—	4.2	—	8.4
Other operating income	(11.0)	(21.3)	(25.2)	(40.4)
Operating income, net	513.2	411.2	990.8	806.0
Interest income, net	(30.0)	(37.4)	(63.5)	(73.9)
Loss on impairment (Note 6)	40.0	47.1	163.6	47.1
Other non-operating (income) expense, net (Note 7)	(16.6)	1.3	(88.1)	(1.3)
Income from continuing operations before provision for income taxes	519.8	400.2	978.8	834.1
Provision for income taxes	278.4	64.3	356.7	134.6
Net income from continuing operations	241.4	335.9	622.1	699.5
Loss from discontinued operations, net of tax	—	(4.4)	—	(11.6)
Net income	241.4	331.5	622.1	687.9
Less: Net loss attributable to noncontrolling interest	(0.5)	(1.7)	(0.5)	(3.3)
Net income attributable to Edwards Lifesciences Corporation	$241.9	$333.2	$622.6	$691.2

Share information (Note 14)
Earnings (loss) per share:
Basic
Continuing operations	$0.42	$0.58	$1.08	$1.20
Discontinued operations	$—	$(0.01)	$—	$(0.02)
Basic earnings per share	$0.42	$0.57	$1.08	$1.18
Diluted
Continuing operations	$0.42	$0.57	$1.07	$1.20
Discontinued operations	$—	$(0.01)	$—	$(0.02)
Diluted earnings per share	$0.42	$0.56	$1.07	$1.18
Weighted-average number of common shares outstanding:
Basic	576.4	587.0	577.8	586.9
Diluted	577.6	587.9	579.2	587.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$241.4	$331.5	$622.1	$687.9
Other comprehensive income (loss), net of tax (Note 13):
Foreign currency translation adjustments	(13.4)	43.6	(14.4)	60.0
Unrealized gain (loss) on hedges	20.1	(53.9)	38.3	(81.5)
Unrealized pension (costs) credits	—	(0.1)	0.2	—
Unrealized gain (loss) on available-for-sale investments	—	0.8	(0.4)	1.9
Other comprehensive income (loss), net of tax	6.7	(9.6)	23.7	(19.6)
Comprehensive income	248.1	321.9	645.8	668.3
Less: Comprehensive loss attributable to noncontrolling interest	(5.5)	(1.7)	(5.5)	(3.3)
Comprehensive income attributable to Edwards Lifesciences Corporation	$253.6	$323.6	$651.3	$671.6
The accompanying notes are an integral part of these condensed consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income	$622.1	$687.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83.6	74.7
Non-cash operating lease cost	13.1	12.5
Stock-based compensation (Note 10)	87.6	77.7
Deferred income taxes	190.7	(45.2)
Gain on remeasurement of previously held interest upon business combinations (Note 7)	(85.1)	—
Loss on impairment (Note 6)	163.6	47.1
Other	(10.3)	8.3
Changes in operating assets and liabilities:
Accounts and other receivables, net	(128.1)	(68.6)
Inventories	(25.1)	41.5
Accounts payable and accrued liabilities	(223.4)	0.3
Income taxes	53.9	(189.2)
Prepaid expenses and other current assets	20.8	(3.3)
Intellectual property agreement accrual	(50.0)	(49.2)
Other	(17.7)	(23.9)
Net cash provided by operating activities	695.7	570.6
Cash flows from investing activities
Capital expenditures	(131.8)	(105.3)
Investments in unconsolidated affiliates	(13.4)	(48.3)
Purchases of held-to-maturity investments (Note 5)	(18.3)	(18.8)
Proceeds from held-to-maturity investments (Note 5)	18.4	32.0
Purchases of available-for-sale investments (Note 5)	(1,199.4)	(1,258.8)
Proceeds from available-for-sale investments (Note 5)	1,152.7	1,439.7
Payment for working capital adjustment for sale of product group (Note 4)	—	(36.3)
Business combinations, net of cash (Note 7)	(33.7)	—
Payment for acquisition options	—	(17.0)
Issuances of notes receivable	(53.2)	(70.6)
Other	(7.3)	(3.4)
Net cash used in investing activities	(286.0)	(86.8)
Cash flows from financing activities
Purchases of treasury stock	(575.1)	(264.1)
Equity forward contract related to accelerated share repurchase agreement (Note 11)	—	(50.0)
Proceeds from stock plans	122.7	107.1
Other	0.9	1.7
Net cash used in financing activities	(451.5)	(205.3)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	12.0	(47.3)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(29.8)	231.2
Cash, cash equivalents, and restricted cash at beginning of period	2,939.5	3,058.8
Cash, cash equivalents, and restricted cash at end of period (Note 2)	$2,909.7	$3,290.0
The accompanying notes are an integral part of these condensed consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions; unaudited)

	Common Stock		Treasury Stock
	Shares	Par Value	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Edwards Lifesciences Corporation Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
Balance at December 31, 2025	658.7	$658.7	78.0	$(7,091.7)	$2,768.4	$14,240.5	$(238.3)	$10,337.6	$—	$10,337.6
Net income						380.7		380.7		380.7
Other comprehensive income, net of tax							17.0	17.0		17.0
Common stock issued under stock plans	1.3	1.3			67.7			69.0		69.0
Stock-based compensation expense					45.4			45.4		45.4
Purchases of treasury stock			5.0	(422.2)	(100.0)			(522.2)		(522.2)
Balance at March 31, 2026	660.0	$660.0	83.0	$(7,513.9)	$2,781.5	$14,621.2	$(221.3)	$10,327.5	$—	$10,327.5
Net income (loss)						241.9		241.9	(0.5)	241.4
Other comprehensive income (loss), net of tax							6.7	6.7	(5.0)	1.7
Common stock issued under stock plans	1.7	1.7			52.2			53.9		53.9
Stock-based compensation expense					42.2			42.2		42.2
Purchases of treasury stock			2.1	(154.2)	100.0			(54.2)		(54.2)
Changes to noncontrolling interest								—	112.4	112.4
Balance at June 30, 2026	661.7	$661.7	85.1	$(7,668.1)	$2,975.9	$14,863.1	$(214.6)	$10,618.0	$106.9	$10,724.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions; unaudited)

	Common Stock		Treasury Stock
	Shares	Par Value	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Edwards Lifesciences Corporation Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
Balance at December 31, 2024	654.8	$654.8	66.2	$(6,192.3)	$2,613.4	$13,167.0	$(244.5)	$9,998.4	$64.5	$10,062.9
Net income (loss)						358.0		358.0	(1.6)	356.4
Other comprehensive loss, net of tax							(10.0)	(10.0)		(10.0)
Common stock issued under stock plans and other	1.1	1.1			49.6			50.7		50.7
Stock-based compensation expense					40.2			40.2		40.2
Purchases of treasury stock			3.5	(258.6)	(50.0)			(308.6)		(308.6)
Balance at March 31, 2025	655.9	$655.9	69.7	$(6,450.9)	$2,653.2	$13,525.0	$(254.5)	$10,128.7	$62.9	$10,191.6
Net income (loss)						333.2		333.2	(1.7)	331.5
Other comprehensive loss, net of tax							(9.6)	(9.6)		(9.6)
Common stock issued under equity plans	1.7	1.7			59.3			61.0		61.0
Stock-based compensation expense					37.5			37.5		37.5
Purchases of treasury stock			—	(5.5)				(5.5)		(5.5)
Balance at June 30, 2025	657.6	$657.6	69.7	$(6,456.4)	$2,750.0	$13,858.2	$(264.1)	$10,545.3	$61.2	$10,606.5
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

Recently Adopted Accounting Standards

In July 2025, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2025‑05, which provides a practical expedient for estimating expected credit losses by assuming current conditions as of the balance sheet date remain unchanged when developing forecasts. The Company adopted this guidance effective January 1, 2026 with no material impact on its consolidated financial statements.

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

2. OTHER CONSOLIDATED FINANCIAL STATEMENT DETAILS

Composition of Certain Financial Statement Captions
(in millions)

Components of selected captions in the condensed consolidated balance sheets consisted of the following:

	June 30, 2026	December 31, 2025
Inventories
Raw materials	$210.5	$196.6
Work in process	234.8	252.9
Finished products	685.9	676.7
	$1,131.2	$1,126.2

At June 30, 2026 and December 31, 2025, $221.9 million and $225.1 million, respectively, of the Company's finished products inventories were held on consignment.

	June 30, 2026	December 31, 2025
Other assets
Tax receivable (Note 15)	$412.1	$314.8
Notes and other receivables	68.8	173.7
Acquisition options	11.7	125.9
Long-term prepaid royalties	89.2	93.3
Fair value of derivatives	14.6	5.8
Other long-term assets	20.0	16.7
	$616.4	$730.2

Accrued and other liabilities
Employee compensation and withholdings	$372.9	$467.5
Taxes payable	192.9	192.5
Accrued rebates	163.5	156.6
Liability under transition services agreement	113.9	123.4
Property, payroll, and other taxes	77.6	84.9
Legal and insurance accrual	72.4	164.2
Research and development accruals	69.0	69.2
Unfavorable contract liability	20.3	27.2
Accrued realignment reserves	19.5	23.4
Contingent consideration	7.5	—
Fair value of derivatives	6.3	25.3
Litigation settlement	—	50.0
Other accrued liabilities	157.5	177.5
	$1,273.3	$1,561.7

Supplemental Cash Flow Information
(in millions)

	Six Months Ended June 30,
	2026	2025
Cash paid during the year for:
Income taxes (Note 15)	$105.4	$375.7
Amounts included in the measurement of operating lease liabilities	$15.0	$14.5
Non-cash investing and financing transactions:
Right-of-use assets obtained in exchange for new lease liabilities	$11.6	$8.7
Capital expenditures accruals	$34.6	$31.9

Cash, Cash Equivalents, and Restricted Cash
(in millions)

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$2,906.5	$2,938.0
Restricted cash included in other current assets	2.4	0.5
Restricted cash included in other assets	0.8	1.0
Total cash, cash equivalents, and restricted cash	$2,909.7	$2,939.5

3. RESTRUCTURING CHARGES

In December 2025, the Company recorded an expense of $13.1 million related to severance associated with realignment initiatives. The following table presents details of the restructuring liability, which is included in Accrued and Other Liabilities:

Restructuring Liability
(in millions)
Balance at December 31, 2025	$13.3
Payments	(3.5)
Balance at June 30, 2026	$9.8

4. DISCONTINUED OPERATIONS

The Company sold (i) its Critical Care product group ("Critical Care") to Becton, Dickinson and Company (“BD”) in September 2024 and (ii) a business that was not focused on implantable medical innovations for structural heart diseases (the “non-core product group”) in December 2025 (collectively, the “discontinued product groups”). The Company determined that the conditions for the discontinued operations presentation had been met with respect to the discontinued product groups for the three and six months ended June 30, 2025. In 2025, the Company paid BD $36.3 million for certain working capital adjustments in connection with the sale of Critical Care.

In connection with the sale of its non-core product group, the Company entered into a transition services agreement (“TSA”) with the buyer to provide certain support services for up to one year from the closing date of the sale (with certain extension rights as provided therein), the impact of which has not been and is not expected to be material.

In connection with the sale of Critical Care, the Company entered into a TSA with BD to provide certain support services for up to 36 months from the closing date of the sale (with certain extension rights as provided therein). These support services may be in the areas of accounting, information technology, human resources, quality assurance, regulatory affairs, customer support, and global supply chain, among others. In connection with the TSA, the Company recorded an unfavorable contract liability, which is recognized over the TSA term. As of June 30, 2026 and December 31, 2025, the remaining unfavorable contract liability was $22.8 million and $37.3 million, respectively, included in Accrued and Other Liabilities and Other Liabilities.

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

As of June 30, 2026, the Company had a net payable of approximately $113.9 million to BD related to the services under the agreements. The Company recorded income from the TSA of $11.5 million and $24.7 million during the three and six months ended June 30, 2026, respectively, which is recorded in Other Operating Income.

5. INVESTMENTS

Debt Securities

Investments in debt securities at the end of each period were as follows (in millions):

	June 30, 2026				December 31, 2025
Held-to-maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Bank time deposits	$39.0	$—	$—	$39.0	$39.1	$—	$—	$39.1

Available-for-sale
Commercial paper	$460.7	$—	$—	$460.7	$452.3	$—	$—	$452.3
U.S. government and agency securities	214.5	—	(0.4)	214.1	466.5	0.2	(0.4)	466.3
Asset-backed securities	39.4	—	(0.5)	38.9	35.6	—	(0.6)	35.0
Corporate debt securities	636.9	—	(0.6)	636.3	347.2	0.1	(0.4)	346.9
Total	$1,351.5	$—	$(1.5)	$1,350.0	$1,301.6	$0.3	$(1.4)	$1,300.5
The cost and fair value of investments in debt securities, by contractual maturity, as of June 30, 2026, were as follows (in millions):

	Held-to-Maturity		Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$39.0	$39.0	$1,307.8	$1,307.2
Instruments not due at a single maturity date (a)	—	—	43.7	42.8
	$39.0	$39.0	$1,351.5	$1,350.0
_______________________________________________________________________________
(a)     Consists of mortgage-backed and asset-backed securities.
Actual maturities may differ from the contractual maturities due to call or prepayment rights.

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of June 30, 2026 and December 31, 2025, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	June 30, 2026
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$241.9	$(0.1)	$8.0	$(0.3)	$249.9	$(0.4)
Asset-backed securities	13.2	(0.1)	20.8	(0.4)	34.0	(0.5)
Corporate debt securities	586.6	(0.5)	15.3	(0.1)	601.9	(0.6)
	$841.7	$(0.7)	$44.1	$(0.8)	$885.8	$(1.5)

	December 31, 2025
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$—	$—	$11.2	$(0.4)	$11.2	$(0.4)
Asset-backed securities	5.1	(0.1)	24.3	(0.5)	29.4	(0.6)
Corporate debt securities	76.7	(0.1)	34.3	(0.3)	111.0	(0.4)
	$81.8	$(0.2)	$69.8	$(1.2)	$151.6	$(1.4)

The Company reviews its investments in debt securities to determine if there has been an other-than-temporary decline in fair value. Consideration is given to (1) the financial condition and near-term prospects of the issuer, including the credit quality of the security's issuer, (2) the Company's intent to sell the security, and (3) whether it is more likely than not the Company will have to sell the security before recovery of its amortized cost. The unrealized losses on the debt securities were largely due to changes in interest rates, not credit quality, and as of June 30, 2026, the Company did not intend to sell the securities, and it was not more likely than not that it would be required to sell the securities before recovery of the unrealized losses, and, therefore, the unrealized losses are considered temporary.

Investments in Unconsolidated Entities

The Company has a number of equity investments in unconsolidated entities. These investments are recorded in Long-term Investments on the condensed consolidated balance sheets, and are as follows (in millions):

	June 30, 2026	December 31, 2025
Equity method investments
Carrying value of equity method investments	$36.9	$34.7
Equity securities
Carrying value of marketable equity securities	28.8	7.1
Carrying value of non-marketable equity securities	135.6	185.5
Total investments in unconsolidated entities	$201.3	$227.3

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

Marketable equity securities consist of investments with readily determinable fair values over which the Company does not own a controlling interest or exercise significant influence. Non-marketable equity securities consist of investments in privately held companies without readily determinable fair values and are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. As of June 30, 2026, the Company recorded cumulative upward adjustments of $9.4 million based on observable price changes, and cumulative downward adjustments of $7.9 million due to impairments and observable price changes.

During the three and six months ended June 30, 2026, the gross realized gains or losses from sales of available-for-sale investments were not material.

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

Consolidated VIE

In May 2026, the Company amended several agreements, including an option agreement with a medical device company (the “Consolidated VIE”), which was previously an unconsolidated VIE of the Company. As a result of the amendments, the Company determined it has become the primary beneficiary of the Consolidated VIE and it has been consolidated in the Company’s condensed consolidated financial statements as of May 2026. See Note 7 for additional information.

Unconsolidated VIEs

Edwards has relationships with various VIEs that it does not consolidate as Edwards lacks the power to direct the activities that significantly impact the economic success of these entities.

In January 2026, the Company invested in a convertible promissory note of $45.0 million in JenaValve Technology, Inc. pursuant to an Agreement and Plan of Merger executed in July 2024.

In December 2024, the Company entered into an option agreement and an amended preferred stock purchase agreement with a medical technology company. The Company had previously made an investment in preferred equity securities of the medical technology company under a prior preferred stock purchase agreement in 2021. As of both June 30, 2026 and December 31, 2025, the Company had invested $35.0 million in the medical technology company's preferred equity securities (included in Long-term Investments), and advanced $16.0 million under the promissory note agreement (included in Other Assets). As of December 31, 2025, the Company had invested $40.0 million in the option to acquire the medical technology company. In June 2026, as a result of the Company’s decision to terminate the option agreement, the Company recognized a $40.0 million loss on impairment for the option during the three months ended June 30, 2026. The charge is included in Loss on Impairment within non-operating income.

In February 2019, the Company entered into a warrant agreement with a medical device company and paid $35.0 million for an option to acquire the medical device company. Since then, the Company has advanced $77.5 million under the convertible promissory note agreement as of December 31, 2025 (both included in Other Assets). In March 2026, as a result of the carrying amount of investments not being recoverable, the Company recognized a $123.6 million loss on impairment, including $11.1 million of accrued interest, during the six months ended June 30, 2026. The charge is included in Loss on Impairment within non-operating income.

In addition, Edwards has made equity investments through the NMTC program in limited liability companies that are considered VIEs. For more information, see Note 5.

7. BUSINESS COMBINATIONS

VIE Consolidation

On May 22, 2026 (the “Consolidation Date”), the Company amended several agreements, including an option agreement, with the Consolidated VIE focused on developing therapies for patients with advanced heart failure. The amendments provide the Company with the power to direct its significant activities, specifically the Consolidated VIE’s regulatory process and obligations to absorb losses or receive benefits from the entity. Accordingly, the Company determined it has become the primary beneficiary of this VIE, and it has been consolidated in the Company’s consolidated financial statements as of the Consolidation Date.

Prior to consolidation, the Company held an option to acquire this VIE with a carrying value of $27.5 million and convertible promissory notes with a carrying value of $75.3 million, inclusive of interest (both included in Other Assets). The Company also held this VIE’s preferred equity securities with a carrying value of $45.8 million, which were included in Long-term Investments (together with the option and convertible promissory note, the “previously held interest in the VIE”). Subsequent to the consolidation, the Company has approximately 26.7% ownership of the Consolidated VIE’s outstanding shares.

The consolidation was accounted for as a business combination. Tangible and intangible assets and liabilities acquired were recorded based on their estimated fair values at the Consolidation Date. The excess of the consideration transferred over the fair value of net assets acquired was recorded to goodwill. The previously held interest in this VIE was remeasured to fair value as of the Consolidation Date using an income approach, and the Company recognized a $19.9 million gain in Other non-operating (income) expense, net during the three and six months ended June 30, 2026. Acquisition-related costs were not material and were recorded in Selling, general, and administrative expenses during the three and six months ended June 30, 2026.

The following table summarizes the preliminary fair value of the previously held interest in the VIE, noncontrolling interest and the fair values of the identifiable assets acquired and liabilities assumed (in millions):

Option	$42.0
Notes	70.0
Preferred shares	56.6
Other	3.7
Fair value of Edwards’s investment held in the Consolidated VIE before the business combination	172.3
Fair value of noncontrolling interest(a)	112.4
Total	$284.7

Identifiable assets acquired and liabilities assumed:
Current assets	$3.1
Property, plant, and equipment, net	2.9
In-process research and development	161.5
Other assets	1.7
Liabilities assumed	(7.9)
Deferred tax liabilities	(16.2)
Fair value of net assets acquired	$145.1
Goodwill	$139.6
_______________________________________________________________________________
(a)    Includes the fair value of the noncontrolling interest of $154.4 million, offset by the purchase consideration allocated to the option of $42.0 million, which was ascribed to the noncontrolling interest. The fair value of the noncontrolling interest was estimated by applying an income approach and the option value was estimated using an Option Pricing Model.

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

Goodwill includes assembled workforce and expected synergies and other benefits the Company believes will result from the consolidation. Goodwill was assigned to the Company’s Europe segment and is not deductible for tax purposes. The acquired IPR&D was recognized as an indefinite-lived intangible asset and will be tested for impairment in future periods until completion or abandonment of the associated research and development efforts. The fair value of the IPR&D and business enterprise value including corresponding noncontrolling interest was estimated using an income approach based on discounted cash flow projections. Significant assumptions included projected revenues, gross margins and expenses, the timing of projected future cash flows, the discount rate, probability of technological success, and the consideration of legal, technical, regulatory, economic, and competitive risks.

The results of operations of the Consolidated VIE have been included in the condensed consolidated financial statements as of the Consolidation Date. Pro forma revenue and earnings have not been presented as the historical and pro forma results of this VIE are not material in relation to the Company’s condensed consolidated financial statements for the periods presented.

Autus Valve Technologies, Inc.

On February 6, 2026 (the “acquisition date”), the Company exercised its option to acquire Autus Valve Technologies, Inc. (“Autus”), a privately held, clinical-stage medical device company developing a pulmonary heart valve for pediatric patients with congenital valve disease. As a result, the Company acquired all outstanding shares of Autus for total consideration of $128.9 million (the “acquisition”). The arrangement also provides for additional consideration of up to $132.5 million, payable upon the achievement of certain regulatory approval milestones and net sales thresholds. As of the acquisition date, the Company recorded a contingent consideration liability of $7.9 million, representing the estimated fair value of the expected payments. The contingent consideration liability is remeasured at fair value each reporting period, with changes in fair value recognized in operating expenses in the condensed consolidated statements of operations. The fair value measurement of contingent consideration is classified within Level 3 of the fair value hierarchy. For additional information, see Note 8.

Prior to the acquisition, the Company paid $11.5 million for an option to acquire Autus, which was recorded in Other Assets using the measurement alternative for equity investment (“previously held interest in Autus”). The Company exercised the option and accounted for the transaction as a step acquisition in accordance with authoritative guidance on accounting for business combinations. Accordingly, the previously held interest was remeasured to fair value as of the acquisition date using an income approach, and the Company recognized a $65.2 million gain in Other non-operating (income) expense, net during the six months ended June 30, 2026. Acquisition-related costs were not material and were recorded in Selling, General, and Administrative Expenses during the six months ended June 30, 2026.

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
_______________________________________________________________________________
(a)    Represents non-cash investing and financing activities

The preliminary purchase price allocation in the table above is subject to change during the one-year measurement period as additional information becomes available about the fair value of the assets acquired and liabilities assumed, including IPR&D, goodwill and deferred income taxes. Measurement period adjustments, if any, will be recorded to the assets acquired and liabilities assumed with a corresponding adjustment to goodwill.

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

The results of operations for Autus have been included in the condensed consolidated financial statements as of the acquisition date. Pro forma revenue and earnings have not been presented as the historical and pro forma results of Autus are not material in relation to the Company’s condensed consolidated financial statements for the periods presented.

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

The condensed consolidated financial statements include financial instruments for which the fair market value of such instruments may differ from amounts reflected on a historical cost basis. Financial instruments of the Company consist of cash deposits, accounts and other receivables, investments, accounts payable, certain accrued liabilities, and borrowings under a revolving credit agreement. The carrying value of these financial instruments generally approximates fair value due to their short-term nature. Financial instruments also include notes payable. As of June 30, 2026, the fair value of the notes payable, based on Level 2 inputs, was $596.8 million.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company's financial instruments which are measured at fair value on a recurring basis (in millions):

June 30, 2026	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,229.8	$1,053.9	$—	$2,283.7
Available-for-sale investments:
Corporate debt securities	—	636.3	—	636.3
Asset-backed securities	—	38.9	—	38.9
U.S. government and agency securities	—	214.1	—	214.1
Commercial paper	—	460.7	—	460.7
Equity investments in unconsolidated entities	28.8	—	—	28.8
Investments held for deferred compensation plans	174.2	—	—	174.2
Derivatives	—	51.4	—	51.4
	$1,432.8	$2,455.3	$—	$3,888.1
Liabilities
Derivatives	$—	$6.3	$—	$6.3
Contingent consideration liabilities	—	—	9.9	9.9
Other	—	—	6.1	6.1
	$—	$6.3	$16.0	$22.3
December 31, 2025
Assets
Cash equivalents	$1,366.7	$1,020.0	$—	$2,386.7
Available-for-sale investments:
Corporate debt securities	—	346.9	—	346.9
Asset-backed securities	—	35.0	—	35.0
U.S. government and agency securities	—	466.3	—	466.3
Commercial paper	—	452.3	—	452.3
Equity investments in unconsolidated entities	7.1	—	—	7.1
Investments held for deferred compensation plans	167.0	—	—	167.0
Derivatives	—	21.4	—	21.4
	$1,540.8	$2,341.9	$—	$3,882.7
Liabilities
Derivatives	$—	$27.0	$—	$27.0
Contingent consideration liabilities	—	—	2.0	2.0
Other	—	—	6.1	6.1
	$—	$27.0	$8.1	$35.1

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

The following tables summarize the changes in fair value of Level 3 financial instruments measured at fair value on a recurring basis (in millions):

	Contingent Consideration	Other	Total
Balance at December 31, 2025	$2.0	$6.1	$8.1
Additions	7.9	—	7.9
Balance at June 30, 2026	$9.9	$6.1	$16.0

	Contingent Consideration	Other	Total
Balance at December 31, 2024	$16.5	$5.0	$21.5
Changes in fair value	—	1.1	1.1
Balance at June 30, 2025	$16.5	$6.1	$22.6

9. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses derivative financial instruments to manage its currency exchange rate risk as summarized below. Notional amounts are stated in United States dollar equivalents at spot exchange rates at the respective dates. The Company does not enter into these arrangements for trading or speculation purposes.

	Notional Amount
	June 30, 2026	December 31, 2025
	(in millions)
Foreign currency forward exchange contracts	$1,997.3	$2,079.5
Cross-currency swap contracts	300.0	300.0

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

The following table presents the location and fair value amounts of derivative instruments reported in the condensed consolidated balance sheets (in millions):

		Fair Value
Derivatives designated as hedging instruments	Balance Sheet Location	June 30, 2026	December 31, 2025
Assets
Foreign currency contracts	Other current assets	$36.8	$15.6
Foreign currency contracts	Other assets	$5.4	$1.5
Cross-currency swap contracts	Other assets	$9.2	$4.3
Liabilities
Foreign currency contracts	Accrued and other liabilities	$6.3	$25.3
Foreign currency contracts	Other liabilities	$—	$1.7

The following table presents the effect of master-netting agreements and rights of offset on the condensed consolidated balance sheets (in millions):

				Gross Amounts Not Offset in the Consolidated Balance Sheet
		Gross Amounts Offset in the Consolidated Balance Sheet
			Net Amounts Presented in the Consolidated Balance Sheet
June 30, 2026	Gross Amounts			Financial Instruments	Cash Collateral Received	Net Amount
Derivative assets
Foreign currency contracts	$42.2	$—	$42.2	$(6.2)	$—	$36.0
Cross-currency swap contracts	$9.2	$—	$9.2	$—	$—	$9.2
Derivative liabilities
Foreign currency contracts	$6.3	$—	$6.3	$(6.2)	$—	$0.1
December 31, 2025
Derivative assets
Foreign currency contracts	$17.1	$—	$17.1	$(10.4)	$—	$6.7
Cross-currency swap contracts	$4.3	$—	$4.3	$—	$—	$4.3
Derivative liabilities
Foreign currency contracts	$27.0	$—	$27.0	$(10.4)	$—	$16.6
The following table presents the effect of derivative and non-derivative hedging instruments on the condensed consolidated statements of operations and condensed consolidated statements of comprehensive income (in millions):

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,

	2026	2025	2026	2025
Cash flow hedges
Foreign currency contracts	$16.1	$(61.8)	$38.1	$(89.4)
Net investment hedges
Cross-currency swap contracts	$(0.8)	$(24.5)	$4.9	$(32.6)
The cross-currency swap contracts have an expiration date of June 15, 2028. At the maturity of the cross-currency swap contracts, the Company will deliver the notional amount of €257.2 million and will receive $300.0 million from the counterparties. The Company receives semi-annual interest payments from the counterparties based on a fixed interest rate until maturity of the agreements.

The following tables present the effect of derivative instruments on the condensed consolidated statements of operations (in millions):

	Location and Amount of Gain or (Loss) Recognized in Income
	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
	Cost of sales	Interest income, net	Other non-operating income, net	Cost of sales	Interest income, net	Other non-operating income, net
Total amounts presented in the condensed consolidated statements of operations	$(392.4)	$30.0	$16.6	$(755.0)	$63.5	$88.1
The effects of cash flow hedges:
Foreign currency contracts:
Amount of loss reclassified from accumulated other comprehensive loss into income	$(10.9)	$—	$—	$(13.4)	$—	$—
The effects of net investment hedges:
Cross currency swap contracts:
Amount excluded from effectiveness testing	$—	$1.6	$—	$—	$3.2	$—
The effects of non-designated hedges:
Foreign currency contracts	$—	$—	$(1.9)	$—	$—	$(2.5)

	Location and Amount of Gain or (Loss) Recognized in Income
	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Cost of sales	Interest income, net	Other non-operating expense, net	Cost of sales	Interest income, net	Other non-operating income, net
Total amounts presented in the condensed consolidated statements of operations	$(344.4)	$37.4	$(1.3)	$(646.0)	$73.9	$1.3
The effects of cash flow hedges:
Foreign currency contracts:
Amount of gain reclassified from accumulated other comprehensive loss into income	$10.9	$—	$—	$21.1	$—	$—
The effects of net investment hedges:
Cross currency swap contracts:
Amount excluded from effectiveness testing	$—	$1.5	$—	$—	$3.2	$—
The effects of non-designated hedges:
Foreign currency contracts	$—	$—	$6.8	$—	$—	$(4.5)

The Company expects that during the next twelve months it will reclassify to earnings a gain of $2.4 million currently recorded in Accumulated Other Comprehensive Loss.

10. STOCK-BASED COMPENSATION

Stock-based compensation expense related to awards issued under the Company's incentive compensation plans for the three and six months ended June 30, 2026 and 2025 was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of sales	$8.4	$7.5	$16.6	$14.8
Selling, general, and administrative expenses	23.0	19.6	48.9	42.4
Research and development expenses	10.8	10.4	22.1	20.4
Total stock-based compensation expense	42.2	37.5	87.6	77.6
Income tax benefit	(7.0)	(6.1)	(14.5)	(12.6)
Total stock-based compensation expense, net of tax	$35.2	$31.4	$73.1	$65.0

At June 30, 2026, the total remaining compensation cost related to nonvested stock options, restricted stock units, market-based restricted stock units, and employee stock purchase plan (“ESPP”) subscription awards amounted to $373.4 million, which will be amortized on a straight-line basis over each award's requisite service period. The weighted-average remaining requisite service period is 33 months.

During the six months ended June 30, 2026, the Company granted 1.6 million stock options at a weighted-average exercise price per share of $82.71 and 1.4 million restricted stock units at a weighted-average grant-date fair value per share of $82.28. During the six months ended June 30, 2026, the Company also granted 0.2 million market-based restricted stock units at a weighted-average grant-date fair value per share of $84.77. The market-based restricted stock units granted during the six months ended June 30, 2026 vest based on a combination of certain service, revenue and market conditions. The actual number of shares issued will be determined based on the Company's revenue and total shareholder return relative to a selected industry peer group over a three-year performance period and may range from 0% to 200% of the target number of shares granted.

Fair Value Disclosures

The fair value of market-based restricted stock units was determined using a Monte Carlo simulation model, which uses multiple input variables to determine the probability of satisfying the market condition requirements. The weighted-average assumptions used to determine the fair value of the market-based restricted stock units granted during the six months ended June 30, 2026 and 2025 included a risk-free interest rate of 3.9% and 3.8%, respectively, and an expected volatility rate of 34.1% and 37.9%, respectively.

The following table includes the weighted-average grant-date fair values of stock options granted during the periods indicated and the related weighted-average assumptions used in the Black-Scholes option pricing model:

Option Awards	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Risk-free interest rate	4.1%	4.0%	4.1%	4.0%
Expected dividend yield	None	None	None	None
Expected volatility	33.5%	34.1%	33.5%	34.1%
Expected term (years)	5.3	5.2	5.3	5.2
Fair value, per option	$31.53	$28.17	$31.51	$28.17
The following table includes the weighted-average grant-date fair values for ESPP subscriptions granted during the periods indicated and the related weighted-average assumptions used in the Black-Scholes option pricing model:

ESPP	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Risk-free interest rate	3.7%	4.2%	3.6%	4.3%
Expected dividend yield	None	None	None	None
Expected volatility	28.7%	34.3%	32.6%	30.8%
Expected term (years)	0.7	0.7	0.6	0.6
Fair value, per share	$19.82	$21.05	$21.74	$18.81

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

12. COMMITMENTS AND CONTINGENCIES

On September 28, 2021, Aortic Innovations LLC, a non-practicing entity (“Aortic”), filed a lawsuit against Edwards Lifesciences Corporation and certain of its subsidiaries (“Edwards”) in the United States District Court for the District of Delaware (the “Delaware District Court”) alleging that Edwards’ SAPIEN 3 Ultra product infringes certain of its patents. Edwards obtained a judgment of non-infringement, which Aortic appealed. The Federal Circuit affirmed the Delaware District Court’s claim construction in favor of the Company, and Aortic’s remaining claims were remanded to the Delaware District Court, which granted summary judgment in favor of Edwards. Aortic has filed a notice of appeal. The Company cannot predict the outcome of any appeal or the potential impact on its financial statements. The Company will continue to vigorously defend itself with respect to any appeal or additional litigation related to this matter.

On January 14, 2026, Cardiovalve, Ltd. and MTH IP, L.P. filed a lawsuit against Edwards Lifesciences Corporation and one of its subsidiaries in the Delaware District Court alleging that the Company’s PASCAL products infringe their patent. The complaint seeks damages and a permanent injunction. The trial is currently scheduled to begin on November 13, 2028. The Company cannot predict the outcome of the litigation or the potential impact on its financial statements. The Company intends to vigorously defend itself in this litigation.

On February 16, 2026, Valtech Shareholder Representative LLC (“VT Shareholders”) filed a complaint against the Company in the Delaware Court of Chancery (the “Delaware Chancery Court”) alleging breach of contract and seeking accelerated milestone payments set forth in a merger agreement in which the Company acquired transcatheter structural heart repair technology from Valtech Cardio Ltd. The complaint alleges the Company failed to exercise commercially reasonable efforts in the development and commercialization of such technology causing certain milestone payments to not come due. This suit is the second suit brought by VT Shareholders. The first, filed in 2023, was dismissed by the Delaware Chancery Court on procedural grounds in July 2024. The Company cannot predict the outcome of the litigation or the potential impact on its financial statements. The Company is vigorously defending itself in this litigation.

On October 14, 2024, a purported stockholder of Edwards filed a putative securities class action (the “Securities Class Action”) complaint against the Company and certain of its executive officers in the United States District Court for the Central District of California (the “California District Court”), captioned Patel v. Edwards Lifesciences Corporation, et al., No. 24-cv-02221. The complaint alleges violations of various securities laws based on alleged false or misleading statements regarding the Company’s business prospects. The complaint seeks damages, interest, costs and other fees. On September 17, 2025, the Court held a hearing on the Company’s Motion to Dismiss, and on September 19, 2025, the Court granted in part and denied in part the motion. The parties have reached a proposed settlement which was preliminarily approved by the Court on August 3, 2026, for an amount that is not material to the financial statements. The expense was recorded within Certain Litigation Expenses on the condensed consolidated statements of operations for the six months ended June 30, 2026.

On December 31, 2024, Plaintiff Manh Ho filed a shareholder derivative action in the California District Court, captioned Ho v. Zovighian, et al., Case No. 8:24-cv-02822, purportedly on behalf of Edwards against certain of its officers and directors for alleged violations of federal securities laws, breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets (the “Ho Action”). On January 17, 2025, Plaintiff Barbara Sheridan filed a different shareholder derivative action in the California District Court, Sheridan v. Zovighian, et al., Case No. 8:25-cv-00097, purportedly on behalf of Edwards against certain of its officers and directors for similar alleged violations (the “Sheridan Action”). Both the Ho Action and the Sheridan Action are based on the same facts as the Securities Class Action. On April 10, 2025, the California District Court consolidated the Ho Action and the Sheridan Action and on June 17, 2025 issued an order staying the consolidated derivative action until the Securities Class Action is resolved. On May 11, 2026, Plaintiff Kenneth Webb filed a shareholder derivative action in Delaware Chancery Court, captioned Webb v. Valeriani, et al., Case No. 2026-0591, purportedly on behalf of Edwards against certain of its officers and directors for alleged breaches of fiduciary duties and unjust enrichment based on the same facts as the Securities Class Action. The Company cannot predict the outcome of the litigation or the potential impact on its financial statements. The Company intends to vigorously defend itself against the lawsuits.

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

As of June 30, 2026 and December 31, 2025, the Company has accrued an aggregate estimated liability of $56.9 million and $146.2 million, respectively, related to its outstanding legal proceedings within Accrued and Other Liabilities. The Company is not able to estimate the amount or range of any loss for legal contingencies related to outstanding legal proceedings for which there is no accrual or additional loss for matters for which an accrual has been taken.

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

13. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables summarize the activity for each component of Accumulated Other Comprehensive Loss (in millions):

	Foreign Currency Translation Adjustments	Unrealized (Loss) Gain on Hedges	Unrealized Loss on Available-for-sale Investments	Unrealized Pension Credits	Total Accumulated Other Comprehensive Loss
December 31, 2025	$(228.5)	$(9.8)	$(0.8)	$0.8	$(238.3)
Other comprehensive income before reclassifications	2.0	22.0	15.6	0.2	39.8
Amounts reclassified from accumulated other comprehensive loss	(1.6)	2.5	(16.1)	—	(15.2)
Deferred income tax (expense) benefit	(1.4)	(6.3)	0.1	—	(7.6)
March 31, 2026	$(229.5)	$8.4	$(1.2)	$1.0	$(221.3)
Other comprehensive (loss) income before reclassifications	(11.9)	16.1	15.0	—	19.2
Amounts reclassified from accumulated other comprehensive loss	(1.6)	10.9	(15.0)	—	(5.7)
Deferred income tax benefit (expense)	0.1	(6.9)	—	—	(6.8)
June 30, 2026	$(242.9)	$28.5	$(1.2)	$1.0	$(214.6)

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Hedges	Unrealized Loss on Available-for-sale Investments	Unrealized Pension Credits	Total Accumulated Other Comprehensive Loss
December 31, 2024	$(274.1)	$37.7	$(4.0)	$(4.1)	$(244.5)
Other comprehensive income (loss) before reclassifications	16.1	(27.6)	18.3	0.1	6.9
Amounts reclassified from accumulated other comprehensive loss	(1.7)	(10.2)	(17.0)	—	(28.9)
Deferred income tax benefit (expense)	2.0	10.2	(0.2)	—	12.0
March 31, 2025	$(257.7)	$10.1	$(2.9)	$(4.0)	$(254.5)
Other comprehensive income (loss) before reclassifications	39.1	(61.8)	20.1	(0.1)	(2.7)
Amounts reclassified from accumulated other comprehensive loss	(1.5)	(10.9)	(19.0)	—	(31.4)
Deferred income tax benefit (expense)	6.0	18.8	(0.3)	—	24.5
June 30, 2025	$(214.1)	$(43.8)	$(2.1)	$(4.1)	$(264.1)

The following table provides information about amounts reclassified from Accumulated Other Comprehensive Loss (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
					Affected Line on Condensed Consolidated Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	2026	2025	2026	2025
Foreign currency translation adjustments	$1.6	$1.5	$3.2	$3.2	Other non-operating expense (income), net
	(0.4)	(0.4)	(0.8)	(0.8)	Provision for income taxes
	$1.2	$1.1	$2.4	$2.4	Net of tax
(Loss) gain on hedges	$(10.9)	$10.9	$(13.4)	$21.1	Cost of sales
	2.7	(2.8)	3.5	(5.5)	Provision for income taxes
	$(8.2)	$8.1	$(9.9)	$15.6	Net of tax
Gain (loss) on available-for-sale investments	$15.0	$19.0	$31.1	$36.0	Interest income, net
	(3.7)	(4.6)	(7.6)	(8.8)	Provision for income taxes
	$11.3	$14.4	$23.5	$27.2	Net of tax

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

The table below presents the computation of basic and diluted earnings per share (in millions, except for per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Income for Earnings Per Share Calculations:
Income from continuing operations, net of tax	$241.4	$335.9	$622.1	$699.5
Loss from discontinued operations, net of tax	—	(4.4)	—	(11.6)
Net income	241.4	331.5	622.1	687.9
Less: Net loss attributable to noncontrolling interests	(0.5)	(1.7)	(0.5)	(3.3)
Net income attributable to Edwards Lifesciences Corporation	$241.9	$333.2	$622.6	$691.2

Weighted Average Shares:
Basic weighted-average shares outstanding	576.4	587.0	577.8	586.9
Dilutive effect of stock plans	1.2	0.9	1.4	1.0
Dilutive weighted-average shares outstanding	577.6	587.9	579.2	587.9
Earnings per Share:
Basic:
Continuing operations	$0.42	$0.58	$1.08	$1.20
Discontinued operations	—	(0.01)	—	(0.02)
Basic earnings per share	$0.42	$0.57	$1.08	$1.18
Diluted:
Continuing operations	$0.42	$0.57	$1.07	$1.20
Discontinued operations	—	(0.01)	—	(0.02)
Diluted earnings per share	$0.42	$0.56	$1.07	$1.18

Stock options, restricted stock units, and market-based restricted stock units to purchase an aggregate of 10.0 million and 9.6 million shares for the three months ended June 30, 2026 and 2025, respectively, and 8.5 million and 8.8 million shares for the six months ended June 30, 2026 and 2025, respectively, were outstanding but were not included in the computation of diluted earnings per share for such periods because the effect would have been anti-dilutive.

15. INCOME TAXES

The Company's effective income tax rate attributable to continuing operations was 53.6% and 16.1% for the three months ended June 30, 2026 and 2025, respectively, and 36.4% and 16.1% for the six months ended June 30, 2026 and 2025, respectively. The increase in the effective rate between the six months ended June 30, 2026 and 2025 was primarily due to (1) a $188.2 million valuation allowance recorded against certain deferred tax assets in the second quarter of 2026 as a result of the enactment of California budget legislation on June 29, 2026, that, as noted below, permanently limits the utilization of most business tax credits, including carryovers of research and development tax credits, (2) a decrease in the benefit from foreign earnings taxed at lower rates, and (3) an increase in global minimum tax ("Pillar Two," as noted below), partially offset by (4) an increase in the tax benefit from employee share-based compensation. As a result, the effective tax rate for the six months ended June 30, 2026 was higher than the federal statutory rate of 21.0%. For the six months ended June 30, 2025, the effective tax rate was lower than the federal statutory rate of 21.0% primarily due to (1) foreign earnings taxed at lower rates, (2) United States federal and California research and development credits, and (3) the tax benefit from foreign-derived deduction eligible income.

As a result of the change in California law noted above, the Company has concluded that in applying its methodology where newly generated credits are utilized before existing carryforwards, the annual utilization limit will be lower than the newly generated research and development tax credits and excess research and development credits will continue to be generated annually on a prospective basis. Consequently, the California research and development credit carryforward is no longer considered realizable, and a valuation allowance has been established.

Many countries are implementing some or all of the Organisation for Economic Co-operation and Development’s (“OECD”) Base Erosion and Profit Shifting Pillar Two (“Pillar Two”) rules that impose a global minimum tax of 15.0% on reported profits. Although Pillar Two provides a framework for applying the minimum tax, countries may enact Pillar Two slightly differently than the model rules and on different timelines and may adjust domestic tax incentives in response to Pillar Two. In January 2026, the OECD released its Side-by-Side Safe Harbour package, intended to reduce double taxation and compliance burdens by deeming Pillar Two top-up tax to be zero under the Income Inclusion Rule (“IIR”) and Undertaxed Profits Rule (“UTPR”) for groups headquartered in the United States while preserving application of local Qualified Domestic Minimum Top-up Taxes (“QDMTT”). As countries continue to enact and refine the Pillar Two rules, including jurisdictional enactment of the Side-by-Side Safe Harbour through the course of 2026, the Company will evaluate the potential effects of Pillar Two on its effective tax rate. In 2026, the Company expects the Pillar Two provision to result in additional tax expense of approximately $50.0 million prior to offsets under current law. As countries enact the Side-by-Side Safe Harbour, the Pillar Two UTPR tax expense will be reduced accordingly.

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

The Company executed an Advanced Pricing Agreement in the fourth quarter of 2024 between Japan and Singapore covering tax years 2022 through 2026, with rollback provisions covering the distribution of Transcatheter Aortic Valve Replacement (“TAVR”) products beginning in 2020 and Surgical products beginning in 2018.

At June 30, 2026, all material state, local, and foreign income tax matters have been concluded for years through 2019.

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

As of June 30, 2026 and December 31, 2025, the gross liability recorded for income taxes associated with uncertain tax positions was $814.0 million and $767.4 million, respectively. The Company estimates that these liabilities would be reduced by $408.8 million and $377.0 million, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, and timing adjustments. The net amounts of $405.2 million and $390.4 million, respectively, if not required, would favorably affect the Company's effective tax rate. Management believes that adequate amounts of tax and related penalties and interest have been provided for any adjustments that may result from these uncertain tax positions.

The audits of the Company’s United States federal income tax returns through 2014 have been closed. The IRS audit field work for the 2015 through 2017 tax years was completed during the second quarter of 2021, except for transfer pricing and related matters. The IRS is currently examining the 2018 through 2020 tax years.

During 2021, the Company received a Notice of Proposed Adjustment (“NOPA”) from the IRS for the 2015 through 2017 tax years relating to transfer pricing involving Surgical/TAVR intercompany royalty transactions between the Company's United States and Switzerland subsidiaries. The NOPA proposed a substantial increase to the Company's United States taxable income, which could result in additional tax expense for the 2015 through 2017 period of approximately $265.0 million and reflects a departure from a transfer pricing method the Company had previously agreed upon with the IRS. The Company disagreed with the NOPA and pursued an administrative appeal with the IRS Independent Office of Appeals (“Appeals”). The Appeals process culminated in the third quarter of 2023 when the Company and Appeals concluded that a satisfactory resolution of the matter at the administrative level was not possible.

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

Surgical/TAVR intercompany royalty transactions covering tax years 2018 through 2026 remain subject to IRS examination, and those transactions and related tax positions remain uncertain as of June 30, 2026. The Company has considered this information, as well as information regarding the NOD and other proceedings described above, in its evaluation of its uncertain tax positions. The impact of these unresolved transfer pricing matters, net of any correlative tax adjustments, could have a material impact on the Company’s consolidated financial statements. Based on the information currently available and numerous possible outcomes, the Company cannot reasonably estimate what, if any, changes in its existing uncertain tax positions may occur in the next 12 months and, therefore, has continued to record the uncertain tax positions as a long-term liability.

During the second quarter of 2026, the Company received two draft Notices of Proposed Adjustment that were issued as final (the “Final NOPAs”) prior to the end of the second quarter. The first of the Final NOPAs relates to certain tax elections made in 2018 and proposes an increase to the Company’s U.S. taxable income in the amount of approximately $233.5 million for 2018. The second of the Final NOPAs relates to the transfer pricing of certain intercompany license transactions related to our Surgical and TAVR product groups and proposes increases to the Company’s U.S. taxable income for 2018, 2019, and 2020 in the amounts of $625.3 million, $530.7 million, and $683.6 million, respectively. The Company and the IRS examination function (“Exam”) continue to engage in discussions and have adjusted the audit timeline to accommodate a potential resolution. If the Company does not reach a resolution with Exam, the Company expects the IRS to issue another NOPA in the third quarter of 2026 imposing 40% transfer pricing penalties on the tax underpayments attributable to the increased taxable income resulting from the IRS’s proposed transfer pricing adjustments received in the second quarter of 2026. The Company also anticipates receiving the related Revenue Agent’s Report by the end of the third quarter of 2026. With respect to any unagreed issues, the Company intends to pursue all available remedies, including administrative appeals and litigation, which could extend over several years. The Company believes that the amounts previously accrued related to these uncertain tax positions are adequate and, accordingly, no additional amounts have been recorded. However, an adverse outcome could have a material adverse impact to the Company’s consolidated financial statements in the period of resolution.

During the first quarter of 2024, the Company received a notice of assessment from the Israel Tax Authority (the “ITA”) wherein the ITA claimed that the Company owes approximately $110.0 million of tax excluding interest and penalties in connection with a claimed 2017 transfer of intellectual property. On July 31, 2025, the ITA formally informed the Company that it was withdrawing its 2017 assessment but reserves the right to evaluate whether intellectual property was transferred in later years. The Company maintains that it did not transfer intellectual property outside of Israel and would vigorously defend that position through administrative proceedings including with appeals if the issue is raised in later years. If necessary, the Company expects to defend that position through judicial proceedings. During the fourth quarter of 2024, the Company received a notice of assessment from the ITA claiming that the Company owes additional tax of approximately $16.0 million excluding interest and penalties for the 2018 through 2022 tax years based entirely on the collateral impacts of the 2017 assessment. The Company filed a formal appeal in the first quarter of 2025. In the third quarter of 2025, the ITA agreed that intellectual property was not transferred in 2017 and withdrew its assessment. In the first quarter of 2026, the Company was notified that the ITA had withdrawn its assessment for the 2018 and 2019 taxable years. For taxable years 2020 through 2022, the ITA has until the expiration of each year’s respective statute of limitations to respond to the Company’s appeal. If the 2020 through 2022 assessments are not withdrawn, the Company will defend its position through judicial proceedings.

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

The table below presents information about Edwards Lifesciences' reportable segments (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Segment Net Sales
United States	$1,003.5	$889.7	$1,941.1	$1,728.6
Europe	439.6	378.2	882.2	720.0
Japan	96.4	95.3	187.0	177.1
Rest of World	201.5	169.0	379.3	319.2
Total segment net sales	$1,741.0	$1,532.2	$3,389.6	$2,944.9
Cost of Sales
United States	$185.2	$167.5	$357.2	$313.5
Europe	93.4	84.8	187.0	167.0
Japan	15.3	13.6	29.6	25.9
Rest of World	55.2	43.9	102.8	83.7
Total segment cost of sales	$349.1	$309.8	$676.6	$590.1
Selling, general, and administrative expenses
United States	$164.7	$135.7	$318.8	$268.9
Europe	76.3	74.2	148.1	147.6
Japan	16.5	18.5	32.4	34.9
Rest of World	50.0	48.3	98.0	90.4
Total segment selling, general, and administrative expenses	$307.5	$276.7	$597.3	$541.8
Other Segment Items
United States	$0.7	$0.6	$1.5	$1.2
Europe	38.1	15.2	80.0	6.9
Japan	(8.9)	(0.2)	(14.9)	(4.8)
Rest of World	(7.1)	(7.9)	(14.6)	(17.1)
Total other segment items (a)	$22.8	$7.7	$52.0	$(13.8)
Segment Operating Income
United States	$652.9	$585.9	$1,263.6	$1,145.0
Europe	231.8	204.0	467.1	398.5
Japan	73.5	63.4	139.9	121.1
Rest of World	103.4	84.7	193.1	162.2
Total segment operating income	$1,061.6	$938.0	$2,063.7	$1,826.8
_______________________________________________________________________________
(a)    Other segment items include research and development expenses and foreign currency.

The table below presents a reconciliation of segment operating income to consolidated pre-tax income (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Pre-tax Income Reconciliation
Segment operating income	$1,061.6	$938.0	$2,063.7	$1,826.8
Unallocated amounts:
Corporate items	(538.3)	(505.2)	(1,033.1)	(991.4)
Separation costs	—	(4.2)	—	(8.4)
Certain litigation expenses	(6.3)	(15.5)	(43.4)	(26.4)
Foreign currency	(3.8)	(1.9)	3.6	5.4
Consolidated operating income	513.2	411.2	990.8	806.0
Non-operating income (expense)	6.6	(11.0)	(12.0)	28.1
Consolidated pre-tax income	$519.8	$400.2	$978.8	$834.1

Enterprise-wide Information
(in millions)

Enterprise-wide information is based on actual foreign exchange rates used in the Company's consolidated financial statements. Refer to the segment information above for United States net sales. Sales within any other individual country were less than 10 percent of the Company's consolidated net sales for all periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Sales by Major Product Group
Transcatheter Aortic Valve Replacement	$1,258.3	$1,130.9	$2,455.6	$2,177.5
Transcatheter Mitral and Tricuspid Therapies	198.6	134.5	373.7	249.7
Surgical	284.1	266.8	560.3	517.7
	$1,741.0	$1,532.2	$3,389.6	$2,944.9

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

We are the leading global structural heart disease innovation company, driven by a passion to improve patient lives. Through breakthrough technologies, world-class evidence, and partnerships with clinicians and healthcare stakeholders, our employees are inspired by our patient-focused culture to deliver life-changing innovations to those who need them most. We conduct operations worldwide that are managed in the following geographical regions: United States, Europe, Japan, and Rest of World. Our products are categorized into the following groups: Transcatheter Aortic Valve Replacement (“TAVR”), Transcatheter Mitral and Tricuspid Therapies (“TMTT”), and Surgical.

In February 2026, we acquired Autus Valve Technologies, Inc. (“Autus”) for total consideration of $128.9 million with contingent consideration of up to $132.5 million payable based on the achievement of certain regulatory and sales milestones.

In May 2026, we amended several agreements with a medical device company (the “Consolidated VIE”), which we previously accounted for as an unconsolidated VIE. As a result of the amendments, we determined we have become the primary beneficiary of the Consolidated VIE and it has been consolidated in our condensed consolidated financial statements as of May 2026.

The results of Autus and the Consolidated VIE have been included in our condensed consolidated financial statements from the date of the acquisition and amendment dates, respectively.

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

Financial Highlights
Our net sales for the first six months of 2026 were $3.4 billion, representing an increase of $444.7 million compared to the first six months of 2025, driven primarily by sales of our TAVR and TMTT products.

Our gross profit increased in the six months ended June 30, 2026, driven primarily by our sales growth. Gross profit as a percentage of sales decreased primarily due to the impact from foreign currency rate fluctuations partially offset by lower manufacturing expenses. The decrease in our diluted earnings per share in the six months ended June 30, 2026, was driven by an increase in our tax expense partially offset by our aforementioned operational performance.

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

Results of Operations

Net Sales by Region
(dollars in millions)

	Three Months Ended June 30,				Six Months Ended June 30,
				Percent Change				Percent Change
	2026	2025	Change		2026	2025	Change
United States	$1,003.5	$889.7	$113.8	12.8%	$1,941.1	$1,728.6	$212.5	12.3%
Europe	439.6	378.2	61.4	16.2%	882.2	720.0	162.2	22.5%
Japan	96.4	95.3	1.1	1.1%	187.0	177.1	9.9	5.6%
Rest of World	201.5	169.0	32.5	19.3%	379.3	319.2	60.1	18.8%
Outside of the United States	737.5	642.5	95.0	14.8%	1,448.5	1,216.3	232.2	19.1%
Total net sales	$1,741.0	$1,532.2	$208.8	13.6%	$3,389.6	$2,944.9	$444.7	15.1%

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

Net Sales by Product Group
(dollars in millions)

	Three Months Ended June 30,				Six Months Ended June 30,
				Percent Change				Percent Change
	2026	2025	Change		2026	2025	Change
Transcatheter Aortic Valve Replacement	$1,258.3	$1,130.9	$127.4	11.3%	$2,455.6	$2,177.5	$278.1	12.8%
Transcatheter Mitral and Tricuspid Therapies	198.6	134.5	64.1	47.7%	373.7	249.7	124.0	49.6%
Surgical	284.1	266.8	17.3	6.5%	560.3	517.7	42.6	8.2%
Total net sales	$1,741.0	$1,532.2	$208.8	13.6%	$3,389.6	$2,944.9	$444.7	15.1%

Transcatheter Aortic Valve Replacement Sales

2,800
2,400
2,000
1,600
1,200
800
400
0
$ (Millions)
$1,258.3
$1,130.9
$2,455.6
$2,177.5
Q2 '26
Q2 '25
YTD '26
YTD '25

Net sales of TAVR products increased for the three and six months ended June 30, 2026, driven by higher sales of the Edwards SAPIEN platform in 2026, primarily due to higher sales of the Edwards SAPIEN 3 Ultra RESILIA valve in the United States, Europe, and Japan. In addition, during the three and six months ended June 30, 2026, foreign currency exchange rate fluctuations increased net sales outside of the United States by $8.4 million and $40.4 million, respectively, primarily due to the strengthening of the Euro against the United States dollar.
In January 2026, we received United States Food and Drug Administration (“FDA”) approval for the SAPIEN 3 transcatheter pulmonic valve delivery system, an advancement designed specifically to support pediatric and adult patients living with congenital heart disease.

Transcatheter Mitral and Tricuspid Therapies Sales

450
375
300
225
150
75
0
$ (Millions)
$198.6
$134.5
$373.7
$249.7
Q2 '26
Q2 '25
YTD '26
YTD '25

Net sales of TMTT products increased for the three and six months ended June 30, 2026, primarily due to higher sales of our PASCAL transcatheter edge-to-edge repair system, EVOQUE tricuspid valve replacement system, and SAPIEN M3 mitral valve replacement system in the United States and Europe.

In June 2026, we received CE Mark for the Edwards SAPIEN M3 RESILIA, increasing access to therapy for the patient population with mitral annular calcification.

Surgical

$ (Millions)
700
600
500
400
300
200
100
0
$284.1
$266.8
$560.3
$517.7
Q2 '26
Q2 '25
YTD '26
YTD '25

Net sales of Surgical products increased for the three and six months ended June 30, 2026, primarily due to higher sales of the INSPIRIS RESILIA aortic valve, the MITRIS RESILIA valve, and KONECT RESILIA tissue valved conduit in the United States and Europe.
In May 2026, we received the FDA approval for TRIFORMIS RESILIA, the first-ever surgical tricuspid valve replacement designed specifically for patients with tricuspid valve disease.
In June 2026, we received FDA 510(k) clearance for ECLIPTIS, our surgical Left Atrial Appendage technology.

Gross Profit

3,200
2,400
1,600
800
0
$ in millions
100
90
80
Percentage
$1,348.6
$1,187.8
$2,634.6
$2,298.9
77.5%
77.5%
77.7%
78.1%
Q2 '26
Q2 '25
YTD '26
YTD '25
Gross profit
Percentage of net sales

Our gross profit increased in the three and six months ended June 30, 2026, primarily driven by our sales growth discussed above. The change in gross profit as a percentage of net sales for the three and six months ended June 30, 2026 was primarily driven by a 0.7 percentage point and 0.5 percentage point negative impact, respectively, from foreign currency rate fluctuations, including the settlement of foreign currency hedging contracts, partially offset by lower manufacturing expenses.

Selling, General, and Administrative (“SG&A”) Expenses

$ in millions
Percentage
1,250
1,000
750
500
250
0
90
60
30
0
$561.2
$502.0
$1,083.4
$967.7
32.2%
32.8%
32.0%
32.9%
Q2 '26
Q2 '25
YTD '26
YTD '25
SG&A
Percentage of net sales

SG&A expenses increased for the three and six months ended June 30, 2026, primarily due to higher headcount related expenses and commercial activities to support patient care. Foreign currency exchange rate fluctuations increased expenses by $6.0 million and $20.6 million during the three and six months ended June 30, 2026, respectively, primarily due to the weakening of United States dollar against the Euro.

Research and Development (“R&D”) Expenses

For the three and six months ended June 30, 2026 and 2025:
$ in millions
Percentage
600
480
360
240
120
0
100
80
60
40
20
0
$278.9
$276.2
$542.2
$530.8
16.0%
18.0%
16.0%
18.0%
Q2 '26
Q2 '25
YTD '26
YTD '25
R&D
Percentage of net sales

R&D expenses increased for the three and six months ended June 30, 2026, primarily due to increased investments in implantable heart failure management and advanced technology innovation.

Certain Litigation Expenses

We incurred certain litigation expenses related to legal proceedings, intellectual property litigation and tax litigation of $6.3 million and $15.5 million during the three months ended June 30, 2026 and 2025, respectively and $43.4 million and $26.4 million during the six months ended June 30, 2026 and 2025, respectively (see Note 12 to the Condensed Consolidated Financial Statements).

Other Operating Income

Other operating income of $11.0 million and $25.2 million in the three and six months ended June 30, 2026, included income from transition services agreements of $11.5 million and $24.7 million, respectively (see Note 4 to the Condensed Consolidated Financial Statements).

Interest Income, net

Interest income, net was $30.0 million and $63.5 million for the three and six months ended June 30, 2026, respectively, and $37.4 million and $73.9 million for the three and six months ended June 30, 2025, respectively. The decrease in interest income was primarily due to a lower average investment balance and lower yield during the three and six months ended June 30, 2026.

Loss on Impairment

Loss on impairment of $40.0 million and $163.6 million in the three and six months ended June 30, 2026, respectively, were due to the termination of the option agreement to acquire one of our VIE investments and the carrying amount of another VIE investment not being recoverable (see Note 6 to the Condensed Consolidated Financial Statements).

Other non-operating (income) expense, net

Other non-operating income, net was $16.6 million and $88.1 million for the three and six months ended June 30, 2026, respectively. The increase in other non-operating income was driven primarily by a gain from the remeasurement of our previously held interest upon acquisition of Autus and Consolidated VIE (see Note 7 to the Condensed Consolidated Financial Statements).

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

Our effective income tax rate attributable to continuing operations was 53.6% and 16.1% for the three months ended June 30, 2026 and 2025, respectively and 36.4% and 16.1% for the six months ended June 30, 2026 and 2025, respectively. The increase in the effective rate between the six months ended June 30, 2026 and 2025 was primarily due to (1) a $188.2 million valuation allowance recorded against certain deferred tax assets in the second quarter of 2026 as a result of enactment of California budget legislation on June 29, 2026, which, as noted below, permanently limits the utilization of most business tax credits, including carryovers of research and development tax credits, (2) a decrease in the benefit from foreign earnings taxed at lower rates, and (3) an increase in global minimum tax ("Pillar Two," as noted below), partially offset by (4) an increase in the tax benefit from employee share-based compensation. As a result, the effective tax rate for the six months ended June 30, 2026 was higher than the federal statutory rate of 21.0%. For the six months ended June 30, 2025, the effective tax rate was lower than the federal statutory rate of 21.0% primarily due to (1) foreign earnings taxed at lower rates, (2) United States federal and California research and development credits, and (3) the tax benefit from foreign-derived deduction eligible income.

As a result of the change in California law noted above, we have concluded that in applying our methodology where newly generated credits are utilized before existing carryforwards, the annual utilization limit will be lower than the newly generated research and development tax credits and excess research and development credits will continue to be generated annually on a prospective basis. Consequently, the California research and development credit carryforward is no longer considered realizable, and a valuation allowance has been established.

Many countries are implementing some or all of the Organisation for Economic Co-operation and Development’s (“OECD”) Base Erosion and Profit Shifting Pillar Two (“Pillar Two”) rules that impose a global minimum tax of 15.0% on reported profits. Although Pillar Two provides a framework for applying the minimum tax, countries may enact Pillar Two slightly differently than the model rules and on different timelines and may adjust domestic tax incentives in response to Pillar Two. In January 2026, the OECD released its Side-by-Side Safe Harbour package, intended to reduce double taxation and compliance burdens by deeming Pillar Two top-up tax to be zero under the Income Inclusion Rule (“IIR”) and Undertaxed Profits Rule (“UTPR”) for groups headquartered in the United States while preserving application of local Qualified Domestic Minimum Top-up Taxes (“QDMTT”). As countries continue to enact and refine the Pillar Two rules, including jurisdictional enactment of the Side-by-Side Safe Harbour through the course of 2026, we will evaluate the potential effects of Pillar Two on our effective tax rate. In 2026, we expect the Pillar Two provisions to result in additional tax expense of approximately $50.0 million prior to offsets under current law. As countries enact the Side-by-Side Safe Harbour, the Pillar Two UTPR tax expense will be reduced accordingly.

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

We executed an Advanced Pricing Agreement in the fourth quarter of 2024 between Japan and Singapore covering tax years 2022 through 2026, with rollback provisions covering the distribution of TAVR products beginning in 2020 and Surgical products beginning in 2018.

At June 30, 2026, all material state, local, and foreign income tax matters have been concluded for years through 2019.

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

During 2021, we received a Notice of Proposed Adjustment (“NOPA”) from the IRS for the 2015 through 2017 tax years relating to transfer pricing involving Surgical/TAVR intercompany royalty transactions between our United States and Switzerland subsidiaries. The NOPA proposed a substantial increase to our United States taxable income, which could result in additional tax expense for the 2015 through 2017 period of approximately $265.0 million and reflects a departure from a transfer pricing method we had previously agreed upon with the IRS. We disagreed with the NOPA and pursued an administrative appeal with the IRS Independent Office of Appeals (“Appeals”). The Appeals process culminated in the third quarter of 2023 when we and Appeals concluded that a satisfactory resolution of the matter at the administrative level was not possible.

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

Surgical/TAVR intercompany royalty transactions covering tax years 2018 through 2026 remain subject to IRS examination, and those transactions and related tax positions remain uncertain as of June 30, 2026. We have considered this information, as well as information regarding the NOD and other proceedings described above, in our evaluation of our uncertain tax positions. The impact of these unresolved transfer pricing matters, net of any correlative tax adjustments, could have a material impact on our consolidated financial statements. Based on the information currently available and numerous possible outcomes, we cannot reasonably estimate what, if any, changes in our existing uncertain tax positions may occur in the next 12 months and, therefore, have continued to record the uncertain tax positions as a long-term liability.

During the second quarter of 2026, we received two draft Notices of Proposed Adjustment that were issued as final (the “Final NOPAs”) prior to the end of the second quarter. The first of the Final NOPAs relates to certain tax elections made in 2018 and proposes an increase to our U.S. taxable income in the amount of approximately $233.5 million for 2018. The second of the Final NOPAs relates to the transfer pricing of certain intercompany license transactions related to our Surgical and TAVR product groups and proposes increases to our U.S. taxable income for 2018, 2019, and 2020 in the amounts of $625.3 million, $530.7 million, and $683.6 million, respectively. We and the IRS examination function (“Exam”) continue to engage in discussions and have adjusted the audit timeline to accommodate a potential resolution. If we do not reach a resolution with Exam, we expect the IRS to issue another NOPA in the third quarter of 2026 imposing 40% transfer pricing penalties on the tax underpayments attributable to the increased taxable income resulting from the IRS’s proposed transfer pricing adjustments received in the second quarter of 2026. We also anticipate receiving the related Revenue Agent’s Report by the end of the third quarter of 2026. With respect to any unagreed issues, we intend to pursue all available remedies, including administrative appeals and litigation, which could extend over several years. We believe that the amounts previously accrued related to these uncertain tax positions are adequate and, accordingly, no additional amounts have been recorded. However, an adverse outcome could have a material adverse impact to our consolidated financial statements in the period of resolution.

During the first quarter of 2024, we received a notice of assessment from the Israel Tax Authority (the “ITA”) wherein the ITA claimed that we owe approximately $110.0 million of tax excluding interest and penalties in connection with a claimed 2017 transfer of intellectual property. On July 31, 2025, the ITA formally informed us that it was withdrawing its 2017 assessment but reserves the right to evaluate whether intellectual property was transferred in later years. We maintain that we did not transfer intellectual property outside of Israel and would vigorously defend that position through administrative proceedings including with appeals if the issue is raised in later years. If necessary, we expect to defend that position through judicial proceedings. During the fourth quarter of 2024, we received a notice of assessment from the ITA claiming that we owe additional tax of approximately $16.0 million excluding interest and penalties for the 2018 through 2022 tax years based entirely on the collateral impacts of the 2017 assessment. We filed a formal appeal in the first quarter of 2025. In the third quarter of 2025, the ITA agreed that intellectual property was not transferred in 2017 and withdrew its assessment. In the first quarter of 2026, we were notified that the ITA had withdrawn its assessment for the 2018 and 2019 taxable years. For taxable years 2020 through 2022, the ITA has until the expiration of each year’s respective statute of limitations to respond to our appeal. If the 2020 through 2022 assessments are not withdrawn, we will defend our position through judicial proceedings.

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

As of June 30, 2026, cash and cash equivalents, and short-term investments held in the United States and outside of the United States were $3.7 billion and $540.5 million, respectively.

We have a five-year Credit Agreement (the “Credit Agreement”) which provides for a $750.0 million multi-currency unsecured revolving credit facility and matures on July 15, 2027. We may increase the amount available under the Credit Agreement by up to an additional $250.0 million in the aggregate and extend the maturity date for an additional year, subject to the agreement of the lenders. As of June 30, 2026, no amounts were outstanding under the Credit Agreement.

In June 2018, we issued $600.0 million of 4.3% fixed-rate unsecured senior notes (the “2018 Notes”) due June 15, 2028. We may redeem the 2018 Notes, in whole or in part, at any time and from time to time at specified redemption prices. As of June 30, 2026, we have not elected to redeem any of the 2018 Notes. As of June 30, 2026, the carrying value of the 2018 Notes was $598.7 million.

From time to time, we repurchase shares of our common stock under share repurchase programs authorized by the Board of Directors. We consider several factors in determining when to execute share repurchases, including, among other things, expected dilution from stock plans, cash capacity, and the market price of our common stock. During the six months ended June 30, 2026, under the Board-authorized repurchase program, we repurchased a total of 6.9 million shares at an aggregate cost of $558.7 million, including pursuant to a $500.0 million accelerated share repurchase agreements executed during the period (see Note 11 to the Condensed Consolidated Financial Statements). As of June 30, 2026, we had remaining authority to purchase approximately $1.5 billion of our common stock under the share repurchase program.

In February 2026, we completed the acquisition of Autus for total consideration of $128.9 million, which included cash consideration of $35.1 million and was funded using our existing cash. As of June 30, 2026, the potential future payments upon achievement of certain regulatory, performance, and sales milestones pursuant to our business acquisition agreements could aggregate up to a total of $332.5 million.

We have purchased options to acquire and have agreed to provide promissory notes to various entities. These arrangements could result in additional cash outlays in the future should we decide to exercise the options or should the entities draw on the promissory notes.

At June 30, 2026, there had been no material changes in our cash requirements from known contractual and other obligations, including commitments for capital expenditures, as disclosed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2025.

Consolidated Cash Flows — For the six months ended June 30, 2026 and 2025:
Net cash flows provided by operating activities of $695.7 million for the six months ended June 30, 2026, increased $125.1 million over the same period last year primarily due to lower tax payments during the six months ended June 30, 2026, compared to the six months ended June 30, 2025, which primarily included $160.0 million of local tax payments associated with the sale of Critical Care and higher tax payments related to the U.S. repatriation tax and federal and state estimated taxes, partially offset by higher working capital needs.

Net cash used in investing activities of $286.0 million for the six months ended June 30, 2026, consisted primarily of capital expenditures of $131.8 million, issuance of notes receivable of $53.2 million, and net payments of $33.7 million related to business combinations, partially offset by net purchases of investments of $63.0 million.

Net cash used in investing activities of $86.8 million for the six months ended June 30, 2025, consisted primarily of capital expenditures of $105.3 million, issuance of notes receivable of $70.6 million, a payment for a net working capital adjustment of $36.3 million related to the sale of Critical Care, and payment of acquisition options of $17.0 million, partially offset by net proceeds from investments of $145.8 million.

Net cash used in financing activities of $451.5 million for the six months ended June 30, 2026, consisted primarily of purchases of treasury stock of $575.1 million, partially offset by proceeds from stock plans of $122.7 million.

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

Investment Risk

We are exposed to investment risks related to changes in the underlying financial condition and credit capacity of certain of our investments. As of June 30, 2026, we had $1,389.0 million of investments in debt securities, of which $42.8 million were long-term. In addition, we had $201.3 million of investments in equity instruments of public and private companies. Should these companies experience a decline in financial performance, financial condition or credit capacity, or fail to meet certain development milestones, a decline in the investments' value may occur, resulting in unrealized or realized losses. See Note 5 to the Condensed Consolidated Financial Statements for additional information.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2026. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded as of June 30, 2026, that our disclosure controls and procedures are designed at a reasonable assurance level and effective in providing reasonable assurance that the information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (a) (b)
April 1, 2026 through April 30, 2026	1,478,397	$81.50	1,478,397	$1,493.6
May 1, 2026 through May 31, 2026	241,542	79.94	241,542	1,474.3
June 1, 2026 through June 30, 2026	225,696	85.67	225,696	1,455.0
Total	1,945,635		1,945,635
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

Item 5.    Other Information

Rule 10b5-1 Trading Plans

During the second quarter of 2026, none of our directors or Section 16 officers adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

On July 28, 2026, Bernard J. Zovighian, Chief Executive Officer and Director, entered into a 10b5-1 trading plan (the “Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The Plan provides for the potential sale of 145,696 shares of the Company’s stock commencing November 9, 2026. The Plan terminates on the earlier of May 14, 2027 or the date all shares are sold.

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
*10.2
Amended and Restated Edwards Lifesciences Corporation Long-Term Stock Incentive Compensation Program (incorporated by reference to Exhibit 10.1 in Edwards Lifesciences’ report on Form 8-K filed on May 8, 2026)

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

EDWARDS LIFESCIENCES CORPORATION
(Registrant)
Date:	August 4, 2026	By:	/s/ THEODORA MISTRAS
Theodora Mistras Corporate Vice President, Chief Financial Officer (Principal Financial Officer; Duly Authorized Officer)
Date:	August 4, 2026	By:	/s/ ANDREW M. DAHL
Andrew M. Dahl Senior Vice President, Corporate Controller (Principal Accounting Officer)