Form 10-Q
period 2026-09-30
Edwards Lifesciences Corp
filed 2026-11-04
CIK 1099800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2026
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
Investor Relations
One Edwards Way
Irvine, California 92614
investor_relations@edwards.com
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The number of shares outstanding of the registrant's common stock, $1.00 par value, as of October 31, 2026 was 575.0 million.

EDWARDS LIFESCIENCES CORPORATION
FORM 10-Q
For the quarterly period ended September 30, 2026

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act” and together with the Securities Act, the “Acts”). We intend the forward-looking statements contained in this report to be covered by the safe harbor provisions of such Acts. All statements other than statements of historical or current fact in this report or referred to or incorporated by reference into this report are “forward-looking statements” for purposes of these safe harbor provisions. These statements can sometimes be identified by the use of the forward-looking words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “should,” “anticipate,” “plan,” “goal,” “continue,” “seek,” “pro forma,” “forecast,” “intend,” “guidance,” “optimistic,” “aspire,” “confident,” or other forms of these words or similar words or expressions or the negatives thereof. Statements regarding past performance, efforts, or results about which inferences or assumptions may be made can also be forward-looking statements and are not indicative of future performance or results; these statements can be identified by the use of words such as “preliminary,” “initial,” “potential,” “possible,” “early feedback,” or other forms of these words or similar words or expressions or the negatives thereof. These forward-looking statements are subject to substantial risks and uncertainties that could cause our results or future business, financial condition, results of operations or performance to differ materially from our historical results or experiences or those expressed or implied in any forward-looking statements contained in this report. These risks and uncertainties include, but are not limited to: risks related to the failure to successfully innovate and market our products; unsuccessful clinical trials or procedures; manufacturing, logistics or quality issues; competition; dependence on key physicians, research institutions and hospital systems; public health crises; reliance on vendors, suppliers, and other third parties; use of, or failure to effectively and timely utilize, emerging technologies, including artificial intelligence; damage, failure, or interruption of our information technology systems, including due to cybersecurity attacks and breaches; failure to recruit and retain qualified talent or execute management succession plans; failure to integrate acquired businesses; risks associated with the sale of our Critical Care product group; risks associated with global, economic, political and social conditions; risks related to our international operations; the impact of tariffs or trade restrictions; inability to obtain governmental reimbursement or reductions in reimbursement levels; industry consolidation; inability to protect our intellectual property; inability to defend against intellectual property claims from third parties; reduced access and demand for our products as a result of, and compliance with, health care legislation and other government regulations; risks related to domestic and foreign income and non-income taxes; risks related to data privacy and security laws; losses from product liability claims; use of products in unapproved circumstances; substantial costs from environmental, health and safety regulations; climate change; risks relating to animal-borne illnesses; and other risks detailed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 25, 2026, and as such risks and uncertainties may be further amended, supplemented or superseded from time to time by our subsequent reports on Forms 10-Q and 8-K we file with the SEC. These forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement, except as required by law. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections, except as required by law.

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

Part I. Financial Information

Item 1.    Financial Statements
EDWARDS LIFESCIENCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value; unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$3,110.8	$2,938.0
Short-term investments (Note 5)	1,533.9	1,288.3
Accounts receivable, net of allowances of $17.0 and $15.0, respectively	784.9	659.6
Other receivables	152.9	252.5
Inventories (Note 2)	1,159.4	1,126.2
Prepaid expenses	147.2	135.0
Other current assets	358.4	339.3
Total current assets	7,247.5	6,738.9
Long-term investments (Note 5)	262.6	278.6
Property, plant, and equipment, net	1,858.3	1,811.9
Operating lease right-of-use assets	100.2	102.7
Goodwill	1,951.7	1,768.6
Other intangible assets, net	1,161.1	1,128.2
Deferred income taxes	929.4	1,138.1
Other assets (Note 2)	633.6	730.2
Total assets	$14,144.4	$13,697.2
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$199.7	$227.5
Accrued and other liabilities (Note 2)	1,352.1	1,561.7
Operating lease liabilities	24.9	24.5
Total current liabilities	1,576.7	1,813.7
Long-term debt	598.8	598.3
Operating lease liabilities	80.8	82.6
Uncertain tax positions	580.3	502.7
Other liabilities	346.3	362.3
Total liabilities	3,182.9	3,359.6
Commitments and contingencies (Note 12)
Stockholders' equity
Preferred stock, $0.01 par value, authorized 50.0 shares, no shares outstanding	—	—
Common stock, $1.00 par value, 1,050.0 shares authorized, 662.3 and 658.7 shares issued, and 575.6 and 580.7 shares outstanding, respectively	662.3	658.7
Additional paid-in capital	3,057.6	2,768.4
Retained earnings	15,170.6	14,240.5
Accumulated other comprehensive loss (Note 13)	(220.2)	(238.3)
Treasury stock, at cost, 86.7 and 78.0 shares, respectively	(7,809.2)	(7,091.7)
Total Edwards Lifesciences Corporation stockholders' equity	10,861.1	10,337.6
Noncontrolling interest	100.4	—
Total stockholders' equity	10,961.5	10,337.6
Total liabilities and equity	$14,144.4	$13,697.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share information; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	$1,715.5	$1,553.1	$5,105.1	$4,498.0
Cost of sales	369.2	345.2	1,124.2	991.2
Gross profit	1,346.3	1,207.9	3,980.9	3,506.8
Selling, general, and administrative expenses	560.9	514.6	1,644.3	1,482.3
Research and development expenses	281.4	280.7	823.6	811.5
Certain litigation (insurance recovery) expenses, net	(12.7)	90.4	30.7	116.8
Change in fair value of contingent consideration liabilities	—	(12.5)	—	(12.5)
Restructuring charges, separation costs, and other (Note 3)	10.7	0.1	10.7	8.5
Impairment of intangible and long-lived assets (Note 2)	220.2	40.0	220.2	40.0
Other operating income	(13.3)	(12.5)	(38.5)	(52.9)
Operating income, net	299.1	307.1	1,289.9	1,113.1
Interest income, net	(36.5)	(38.6)	(100.0)	(112.5)
Loss on impairment (Note 6)	—	—	163.6	47.1
Other non-operating income, net (Note 7)	(27.6)	(2.7)	(115.7)	(4.0)
Income from continuing operations before provision for income taxes	363.2	348.4	1,342.0	1,182.5
Provision for income taxes	61.8	56.1	418.5	190.7
Net income from continuing operations	301.4	292.3	923.5	991.8
Loss from discontinued operations, net of tax	—	(2.0)	—	(13.6)
Net income	301.4	290.3	923.5	978.2
Less: Net loss attributable to noncontrolling interest	(6.1)	(0.8)	(6.6)	(4.1)
Net income attributable to Edwards Lifesciences Corporation	$307.5	$291.1	$930.1	$982.3

Share information (Note 14)
Earnings (loss) per share:
Basic
Continuing operations	$0.53	$0.50	$1.61	$1.70
Discontinued operations	$—	$—	$—	$(0.02)
Basic earnings per share	$0.53	$0.50	$1.61	$1.68
Diluted
Continuing operations	$0.53	$0.50	$1.61	$1.70
Discontinued operations	$—	$—	$—	$(0.03)
Diluted earnings per share	$0.53	$0.50	$1.61	$1.67
Weighted-average number of common shares outstanding:
Basic	576.3	584.7	577.3	586.2
Diluted	577.6	585.7	578.6	587.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$301.4	$290.3	$923.5	$978.2
Other comprehensive (loss) income, net of tax (Note 13):
Foreign currency translation adjustments	(5.5)	(8.0)	(19.9)	52.0
Unrealized gain (loss) on hedges	0.3	20.8	38.6	(60.7)
Unrealized pension (costs) credits	(0.2)	0.2	—	0.2
Unrealized (loss) gain on available-for-sale investments	(0.2)	0.7	(0.6)	2.6
Other comprehensive (loss) income, net of tax	(5.6)	13.7	18.1	(5.9)
Comprehensive income	295.8	304.0	941.6	972.3
Less: Comprehensive loss attributable to noncontrolling interest	(6.5)	(0.8)	(12.0)	(4.1)
Comprehensive income attributable to Edwards Lifesciences Corporation	$302.3	$304.8	$953.6	$976.4
The accompanying notes are an integral part of these condensed consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income	$923.5	$978.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	128.5	113.9
Non-cash operating lease cost	19.8	19.3
Stock-based compensation (Note 10)	133.6	118.9
Impairment of intangible and long-lived assets (Note 2)	220.2	40.0
Change in fair value of contingent consideration liabilities	—	(12.5)
(Gain) loss on investments, net	(31.6)	6.4
Deferred income taxes	130.1	(63.2)
Gain on remeasurement of previously held interest upon business combinations (Note 7)	(85.1)	—
Loss on impairment (Note 6)	163.6	47.1
Other	(1.3)	(4.1)
Changes in operating assets and liabilities:
Accounts and other receivables, net	(148.0)	(55.4)
Inventories	(49.7)	39.7
Accounts payable and accrued liabilities	(156.2)	226.4
Income taxes	97.7	(199.4)
Prepaid expenses and other current assets	(2.0)	(17.5)
Intellectual property agreement accrual	(50.0)	(61.7)
Other	(27.1)	(31.8)
Net cash provided by operating activities	1,266.0	1,144.3
Cash flows from investing activities
Capital expenditures	(195.4)	(162.8)
Investments in unconsolidated affiliates	(13.7)	(49.8)
Purchases of held-to-maturity investments (Note 5)	(39.1)	(43.2)
Proceeds from held-to-maturity investments (Note 5)	39.2	54.2
Purchases of available-for-sale investments (Note 5)	(1,855.5)	(2,265.2)
Proceeds from available-for-sale investments (Note 5)	1,624.4	2,109.4
Payment for working capital adjustment for sale of product group (Note 4)	—	(36.3)
Business combinations, net of cash (Note 7)	(33.7)	—
Payment for acquisition options	(4.0)	(19.6)
Issuances of notes receivable	(55.2)	(93.4)
Other	(9.4)	(7.9)
Net cash used in investing activities	(542.4)	(514.6)
Cash flows from financing activities
Purchases of treasury stock	(714.0)	(852.8)
Purchase of remaining noncontrolling interest in subsidiary (Note 6)	—	(233.7)
Proceeds from stock plans	159.2	141.8
Other	2.5	(0.7)
Net cash used in financing activities	(552.3)	(945.4)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	1.6	(48.3)
Net increase (decrease) in cash, cash equivalents, and restricted cash	172.9	(364.0)
Cash, cash equivalents, and restricted cash at beginning of period	2,939.5	3,058.8
Cash, cash equivalents, and restricted cash at end of period (Note 2)	$3,112.4	$2,694.8
The accompanying notes are an integral part of these condensed consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions; unaudited)

	Common Stock		Treasury Stock
	Shares	Par Value	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Edwards Lifesciences Corporation Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
Balance at December 31, 2025	658.7	$658.7	78.0	$(7,091.7)	$2,768.4	$14,240.5	$(238.3)	$10,337.6	$—	$10,337.6
Net income						380.7		380.7		380.7
Other comprehensive income, net of tax							17.0	17.0		17.0
Common stock issued under stock plans	1.3	1.3			67.7			69.0		69.0
Stock-based compensation expense					45.4			45.4		45.4
Purchases of treasury stock			5.0	(422.2)	(100.0)			(522.2)		(522.2)
Balance at March 31, 2026	660.0	$660.0	83.0	$(7,513.9)	$2,781.5	$14,621.2	$(221.3)	$10,327.5	$—	$10,327.5
Net income (loss)						241.9		241.9	(0.5)	241.4
Other comprehensive income (loss), net of tax							6.7	6.7	(5.0)	1.7
Common stock issued under stock plans	1.7	1.7			52.2			53.9		53.9
Stock-based compensation expense					42.2			42.2		42.2
Purchases of treasury stock			2.1	(154.2)	100.0			(54.2)		(54.2)
Changes to noncontrolling interest								—	112.4	112.4
Balance at June 30, 2026	661.7	$661.7	85.1	$(7,668.1)	$2,975.9	$14,863.1	$(214.6)	$10,618.0	$106.9	$10,724.9
Net income (loss)						307.5		307.5	(6.1)	301.4
Other comprehensive loss, net of tax							(5.6)	(5.6)	(0.4)	(6.0)
Common stock issued under stock plans	0.6	0.6			35.7			36.3		36.3
Stock-based compensation expense					46.0			46.0		46.0
Purchases of treasury stock			1.6	(141.1)	—			(141.1)		(141.1)
Balance at September 30, 2026	662.3	$662.3	86.7	$(7,809.2)	$3,057.6	$15,170.6	$(220.2)	$10,861.1	$100.4	$10,961.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

EDWARDS LIFESCIENCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions; unaudited)

	Common Stock		Treasury Stock
	Shares	Par Value	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Edwards Lifesciences Corporation Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
Balance at December 31, 2024	654.8	$654.8	66.2	$(6,192.3)	$2,613.4	$13,167.0	$(244.5)	$9,998.4	$64.5	$10,062.9
Net income (loss)						358.0		358.0	(1.6)	356.4
Other comprehensive loss, net of tax							(10.0)	(10.0)		(10.0)
Common stock issued under stock plans	1.1	1.1			49.6			50.7		50.7
Stock-based compensation expense					40.2			40.2		40.2
Purchases of treasury stock			3.5	(258.6)	(50.0)			(308.6)		(308.6)
Balance at March 31, 2025	655.9	$655.9	69.7	$(6,450.9)	$2,653.2	$13,525.0	$(254.5)	$10,128.7	$62.9	$10,191.6
Net income (loss)						333.2		333.2	(1.7)	331.5
Other comprehensive loss, net of tax							(9.6)	(9.6)		(9.6)
Common stock issued under equity plans	1.7	1.7			59.3			61.0		61.0
Stock-based compensation expense					37.5			37.5		37.5
Purchases of treasury stock			—	(5.5)				(5.5)		(5.5)
Balance at June 30, 2025	657.6	$657.6	69.7	$(6,456.4)	$2,750.0	$13,858.2	$(264.1)	$10,545.3	$61.2	$10,606.5
Net income (loss)						291.1		291.1	(0.8)	290.3
Other comprehensive income, net of tax							13.7	13.7		13.7
Common stock issued under equity plans	0.6	0.6			29.5			30.1		30.1
Stock-based compensation expense					41.2			41.2		41.2
Purchases of treasury stock			7.8	(593.1)	50.0			(543.1)		(543.1)
Changes to noncontrolling interest					(173.3)			(173.3)	(60.4)	(233.7)
Balance at September 30, 2025	658.2	$658.2	77.5	$(7,049.5)	$2,697.4	$14,149.3	$(250.4)	$10,205.0	$—	$10,205.0
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

2. OTHER CONSOLIDATED FINANCIAL STATEMENT DETAILS

Composition of Certain Financial Statement Captions
(in millions)

Components of selected captions in the condensed consolidated balance sheets consisted of the following:

	September 30, 2026	December 31, 2025
Inventories
Raw materials	$218.4	$196.6
Work in process	230.4	252.9
Finished products	710.6	676.7
	$1,159.4	$1,126.2

At September 30, 2026 and December 31, 2025, $230.1 million and $225.1 million, respectively, of the Company's finished products inventories were held on consignment.

	September 30, 2026	December 31, 2025
Other assets
Tax receivable (Note 15)	$414.3	$314.8
Long-term prepaid royalties	87.1	93.3
Notes and other receivables	71.7	173.7
Acquisition options	15.8	125.9
Fair value of derivatives	14.8	5.8
Other long-term assets	29.9	16.7
	$633.6	$730.2

Accrued and other liabilities
Employee compensation and withholdings	$439.7	$467.5
Taxes payable	191.4	192.5
Accrued rebates	184.7	156.6
Liability under transition services agreement	127.8	123.4
Property, payroll, and other taxes	84.9	84.9
Research and development accruals	69.1	69.2
Legal and insurance accrual	37.1	164.2
Accrued realignment reserves	18.6	23.4
Unfavorable contract liability	14.9	27.2
Fair value of derivatives	7.6	25.3
Contingent consideration	7.5	—
Litigation settlement	—	50.0
Other accrued liabilities	168.8	177.5
	$1,352.1	$1,561.7

Supplemental Cash Flow Information
(in millions)

	Nine Months Ended September 30,
	2026	2025
Cash paid during the year for:
Income taxes (Note 15)	$185.3	$458.0
Amounts included in the measurement of operating lease liabilities	$22.6	$21.9
Non-cash investing and financing transactions:
Right-of-use assets obtained in exchange for new lease liabilities	$17.8	$13.3
Capital expenditures accruals	$34.1	$30.6

Cash, Cash Equivalents, and Restricted Cash
(in millions)

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$3,110.8	$2,938.0
Restricted cash included in other current assets	0.9	0.5
Restricted cash included in other assets	0.7	1.0
Total cash, cash equivalents, and restricted cash	$3,112.4	$2,939.5

Intangible Assets

In September 2026, the Company revised the development plan for a certain in-process research and development (“IPR&D”) asset and ceased pursuing the development project for which the asset was originally intended. Although certain aspects of the underlying technology may inform or be incorporated into future research and development activities, specific plans are still under development, and the original IPR&D asset is no longer expected to generate future economic benefit. Accordingly, the Company recorded a $218.4 million charge related to the full impairment of the IPR&D asset. In August 2025, the Company recorded a $40.0 million charge related to the full impairment of a developed technology asset due to management’s determination that the asset was no longer expected to generate future economic benefit. The impairment charges were recognized in Impairment of intangible and long-lived assets within operating income on the condensed consolidated statements of operations during the three and nine months ended September 30, 2026 and 2025.

3. RESTRUCTURING CHARGES AND OTHER

In September 2026 and December 2025, the Company recorded expenses of $2.0 million and $13.1 million, respectively, related to severance associated with realignment initiatives. The following table presents details of the restructuring liability, which is included in Accrued and Other Liabilities:

Restructuring Liability
(in millions)
Balance at December 31, 2025	$13.3
Restructuring charges	2.0
Payments	(7.5)
Balance at September 30, 2026	$7.8

During the three and nine months ended September 30, 2026, the Company recorded $8.7 million related to the termination of certain contracts associated with the Company's acquisitions within Restructuring charges, separation costs, and other.

4. DISCONTINUED OPERATIONS

The Company sold (i) its Critical Care product group (“Critical Care”) to Becton, Dickinson and Company (“BD”) in September 2024 and (ii) a business that was not focused on implantable medical innovations for structural heart diseases (the “non-core product group”) in December 2025 (collectively, the “discontinued product groups”). The Company determined that the conditions for the discontinued operations presentation had been met with respect to the discontinued product groups for the three and nine months ended September 30, 2025. In 2025, the Company paid BD $36.3 million for certain working capital adjustments in connection with the sale of Critical Care.

In connection with the sale of its non-core product group, the Company entered into a transition services agreement (“TSA”) with the buyer to provide certain support services for up to one year from the closing date of the sale (with certain extension rights as provided therein), the impact of which has not been and is not expected to be material.

In connection with the sale of Critical Care, the Company entered into a TSA with BD to provide certain support services for up to 36 months from the closing date of the sale (with certain extension rights as provided therein). These support services may be in the areas of accounting, information technology, human resources, quality assurance, regulatory affairs, customer support, and global supply chain, among others. In connection with the TSA, the Company recorded an unfavorable contract liability, which is recognized over the TSA term. As of September 30, 2026 and December 31, 2025, the remaining unfavorable contract liability was $14.9 million and $37.3 million, respectively, included in Accrued and Other Liabilities and Other Liabilities.

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

As of September 30, 2026, the Company had a net payable of approximately $127.8 million to BD related to the services under the agreements. The Company recorded income from the TSA of $12.5 million and $37.2 million during the three and nine months ended September 30, 2026, respectively, which is recorded in Other Operating Income.

5. INVESTMENTS

Debt Securities

Investments in short-term and long-term debt securities at the end of each period were as follows (in millions):

	September 30, 2026				December 31, 2025
Held-to-maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Bank time deposits	$39.0	$—	$—	$39.0	$39.1	$—	$—	$39.1

Available-for-sale
Commercial paper	$518.3	$—	$—	$518.3	$452.3	$—	$—	$452.3
U.S. government and agency securities	260.7	—	(0.5)	260.2	466.5	0.2	(0.4)	466.3
Asset-backed securities	33.2	—	(0.4)	32.8	35.6	—	(0.6)	35.0
Corporate debt securities	725.3	0.1	(1.0)	724.4	347.2	0.1	(0.4)	346.9
Total	$1,537.5	$0.1	$(1.9)	$1,535.7	$1,301.6	$0.3	$(1.4)	$1,300.5

The cost and fair value of investments in debt securities, by contractual maturity, as of September 30, 2026, were as follows (in millions):

	Held-to-Maturity		Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$39.0	$39.0	$1,496.0	$1,494.9
Instruments not due at a single maturity date (a)	—	—	41.5	40.8
	$39.0	$39.0	$1,537.5	$1,535.7
_______________________________________________________________________________
(a) Consists of mortgage-backed and asset-backed securities.
Actual maturities may differ from the contractual maturities due to call or prepayment rights.
The following tables present gross unrealized losses and fair values for investments that were in an unrealized loss position as of September 30, 2026 and December 31, 2025, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	September 30, 2026
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$616.9	$(0.1)	$7.4	$(0.4)	$624.3	$(0.5)
Asset-backed securities	7.6	(0.1)	17.8	(0.3)	25.4	(0.4)
Corporate debt securities	656.8	(1.0)	—	—	656.8	(1.0)
	$1,281.3	$(1.2)	$25.2	$(0.7)	$1,306.5	$(1.9)

	December 31, 2025
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency securities	$—	$—	$11.2	$(0.4)	$11.2	$(0.4)
Asset-backed securities	5.1	(0.1)	24.3	(0.5)	29.4	(0.6)
Corporate debt securities	76.7	(0.1)	34.3	(0.3)	111.0	(0.4)
	$81.8	$(0.2)	$69.8	$(1.2)	$151.6	$(1.4)

The Company reviews its investments in debt securities to determine if there has been an other-than-temporary decline in fair value. Consideration is given to (1) the financial condition and near-term prospects of the issuer, including the credit quality of the security's issuer, (2) the Company's intent to sell the security, and (3) whether it is more likely than not the Company will have to sell the security before recovery of its amortized cost. The unrealized losses on the debt securities were largely due to changes in interest rates, not credit quality, and as of September 30, 2026, the Company did not intend to sell the securities, and it was not more likely than not that it would be required to sell the securities before recovery of the unrealized losses, and, therefore, the unrealized losses are considered temporary.

Investments in Unconsolidated Entities

The Company has a number of equity investments in unconsolidated entities. These investments are recorded in Long-term Investments on the condensed consolidated balance sheets, and are as follows (in millions):

	September 30, 2026	December 31, 2025
Equity method investments
Carrying value of equity method investments	$36.2	$34.7
Equity securities
Carrying value of marketable equity securities	48.0	7.1
Carrying value of non-marketable equity securities	137.6	185.5
Total investments in unconsolidated entities	$221.8	$227.3

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

Marketable equity securities consist of investments with readily determinable fair values over which the Company does not own a controlling interest or exercise significant influence. In September 2026, the Company recognized an unrealized gain of $19.1 million related to its investment in marketable equity securities within Other non-operating income, net. Non-marketable equity securities consist of investments in privately held companies without readily determinable fair values and are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. As of September 30, 2026, the Company recorded cumulative upward adjustments of $9.4 million based on observable price changes, and cumulative downward adjustments of $7.9 million due to impairments and observable price changes within Other non-operating income, net.

During the three and nine months ended September 30, 2026, the gross realized gains or losses from sales of available-for-sale investments were not material.

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

Since November 2019, the Company has entered into a demand promissory note agreement, a convertible promissory note agreement, a preferred stock purchase agreement, and an option agreement with a privately-held medical device company. As of September 30, 2026, the Company had advanced a total of $4.0 million under the convertible promissory note (included in Other Assets), invested $10.5 million in the medical device company’s preferred equity securities (included in Long-term Investments), and had paid an aggregate of $10.0 million under the option agreement and the demand promissory note to the medical device company (included in Other Assets).

In December 2024, the Company entered into an option agreement and an amended preferred stock purchase agreement with a medical technology company. The Company had previously made an investment in preferred equity securities of the medical technology company under a prior preferred stock purchase agreement in 2021. As of both September 30, 2026 and December 31, 2025, the Company had invested $35.0 million in the medical technology company's preferred equity securities (included in Long-term Investments), and advanced $16.0 million under the promissory note agreement (included in Other Assets). As of December 31, 2025, the Company had invested $40.0 million in the option to acquire the medical technology company. In June 2026, as a result of the Company’s decision to terminate the option agreement, the Company recognized a $40.0 million loss on impairment for the option. The charge is included in Loss on Impairment within non-operating income during the nine months ended September 30, 2026.

In February 2019, the Company entered into a warrant agreement with a medical device company and paid $35.0 million for an option to acquire the medical device company. Since then, the Company has advanced $77.5 million under the convertible promissory note agreement as of December 31, 2025 (both included in Other Assets). In March 2026, as a result of the carrying amount of investments not being recoverable, the Company recognized a $123.6 million loss on impairment, including $11.1 million of accrued interest, during the nine months ended September 30, 2026. The charge is included in Loss on Impairment within non-operating income.

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

The consolidation was accounted for as a business combination. Tangible and intangible assets and liabilities acquired were recorded based on their estimated fair values at the Consolidation Date. The excess of the consideration transferred over the fair value of net assets acquired was recorded to goodwill. The previously held interest in this VIE was remeasured to fair value as of the Consolidation Date using an income approach, and the Company recognized a $19.9 million gain in Other non-operating income, net during the nine months ended

September 30, 2026. Acquisition-related costs were not material and were recorded in Selling, general, and administrative expenses during the nine months ended September 30, 2026.

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

Autus Valve Technologies, Inc.

On February 6, 2026 (the “acquisition date”), the Company exercised its option to acquire Autus Valve Technologies, Inc. (“Autus”), a privately-held, clinical-stage medical device company developing a pulmonary heart valve for pediatric patients with congenital valve disease. As a result, the Company acquired all outstanding shares of Autus for total consideration of $128.9 million (the “acquisition”). The arrangement also provides for additional consideration of up to $132.5 million, payable upon the achievement of certain regulatory approval milestones and net sales thresholds. As of the acquisition date, the Company recorded a contingent consideration liability of $7.9 million, representing the estimated fair value of the expected payments. The contingent consideration liability is remeasured at fair value each reporting period, with changes in fair value recognized in operating expenses in the condensed consolidated statements of operations. The fair value measurement of contingent consideration is classified within Level 3 of the fair value hierarchy. For additional information, see Note 8.

Prior to the acquisition, the Company paid $11.5 million for an option to acquire Autus, which was recorded in Other Assets using the measurement alternative for equity investment (“previously held interest in Autus”). The Company exercised the option and accounted for the transaction as a step acquisition in accordance with authoritative guidance on accounting for business combinations. Accordingly, the previously held interest was remeasured to fair value as of the acquisition date using an income approach, and the Company recognized a $65.2 million gain in Other non-operating income, net during the nine months ended September 30, 2026. Acquisition-related costs were not material and were recorded in Selling, general, and administrative expenses during the nine months ended September 30, 2026.

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
(a)    Represents non-cash investing and financing activities.

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

The condensed consolidated financial statements include financial instruments for which the fair market value of such instruments may differ from amounts reflected on a historical cost basis. Financial instruments of the Company consist of cash deposits, accounts and other receivables, investments, accounts payable, certain accrued liabilities, and borrowings under a revolving credit agreement. The carrying value of these financial instruments generally approximates fair value due to their short-term nature. Financial instruments also include notes payable. As of September 30, 2026, the fair value of the notes payable, based on Level 2 inputs, was $590.1 million.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company's financial instruments which are measured at fair value on a recurring basis (in millions):

September 30, 2026	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,058.9	$1,584.6	$—	$2,643.5
Available-for-sale investments:
Corporate debt securities	—	724.4	—	724.4
Asset-backed securities	—	32.8	—	32.8
U.S. government and agency securities	9.8	250.4	—	260.2
Commercial paper	—	518.3	—	518.3
Equity investments in unconsolidated entities	48.0	—	—	48.0
Investments held for deferred compensation plans	175.2	—	—	175.2
Derivatives	—	50.1	—	50.1
	$1,291.9	$3,160.6	$—	$4,452.5
Liabilities
Derivatives	$—	$8.5	$—	$8.5
Contingent consideration liabilities	—	—	9.9	9.9
	$—	$8.5	$9.9	$18.4
December 31, 2025
Assets
Cash equivalents	$1,366.7	$1,020.0	$—	$2,386.7
Available-for-sale investments:
Corporate debt securities	—	346.9	—	346.9
Asset-backed securities	—	35.0	—	35.0
U.S. government and agency securities	—	466.3	—	466.3
Commercial paper	—	452.3	—	452.3
Equity investments in unconsolidated entities	7.1	—	—	7.1
Investments held for deferred compensation plans	167.0	—	—	167.0
Derivatives	—	21.4	—	21.4
	$1,540.8	$2,341.9	$—	$3,882.7
Liabilities
Derivatives	$—	$27.0	$—	$27.0
Contingent consideration liabilities	—	—	2.0	2.0
Other	—	—	6.1	6.1
	$—	$27.0	$8.1	$35.1

Cash Equivalents and Available-for-sale Investments

Cash equivalents included money market funds for the periods presented above. The Company estimates the fair values of its money market funds based on quoted prices in active markets for identical assets. The Company estimates the fair values of its corporate debt securities, asset-backed securities, commercial paper, and United States and foreign government and agency securities by taking into consideration valuations obtained from third-party pricing services. The pricing services use industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades and broker-dealer quotes on the same or similar securities, benchmark yields, credit spreads, prepayment and default projections based on historical data, and other observable inputs. The Company independently reviews and validates the pricing received from the third-party pricing service by comparing the prices to prices reported by a secondary pricing source. The Company’s validation procedures have not resulted in an adjustment to the pricing received from the pricing service.

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

The following tables summarize the changes in fair value of Level 3 financial instruments measured at fair value on a recurring basis (in millions):

	Contingent Consideration	Other	Total
Balance at December 31, 2025	$2.0	$6.1	$8.1
Additions	7.9	—	7.9
Changes in fair value	—	(6.1)	(6.1)
Balance at September 30, 2026	$9.9	$—	$9.9

	Contingent Consideration	Other	Total
Balance at December 31, 2024	$16.5	$5.0	$21.5
Payments	(2.0)	—	(2.0)
Changes in fair value	(12.5)	1.1	(11.4)
Balance at September 30, 2025	$2.0	$6.1	$8.1

9. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses derivative financial instruments to manage its currency exchange rate risk as summarized below. Notional amounts are stated in United States dollar equivalents at spot exchange rates at the respective dates. The Company does not enter into these arrangements for trading or speculation purposes.

	Notional Amount
	September 30, 2026	December 31, 2025
	(in millions)
Foreign currency forward exchange contracts	$2,039.4	$2,079.5
Cross-currency swap contracts	300.0	300.0

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

The following table presents the location and fair value amounts of derivative instruments reported in the condensed consolidated balance sheets (in millions):

		Fair Value
Derivatives designated as hedging instruments	Balance Sheet Location	September 30, 2026	December 31, 2025
Assets
Foreign currency contracts	Other current assets	$35.3	$15.6
Foreign currency contracts	Other assets	$3.9	$1.5
Cross-currency swap contracts	Other assets	$10.9	$4.3
Liabilities
Foreign currency contracts	Accrued and other liabilities	$7.6	$25.3
Foreign currency contracts	Other liabilities	$0.9	$1.7

The following table presents the effect of master-netting agreements and rights of offset on the condensed consolidated balance sheets (in millions):

				Gross Amounts Not Offset in the Consolidated Balance Sheet
		Gross Amounts Offset in the Consolidated Balance Sheet
			Net Amounts Presented in the Consolidated Balance Sheet
September 30, 2026	Gross Amounts			Financial Instruments	Cash Collateral Received	Net Amount
Derivative assets
Foreign currency contracts	$39.2	$—	$39.2	$(7.5)	$—	$31.7
Cross-currency swap contracts	$10.9	$—	$10.9	$—	$—	$10.9
Derivative liabilities
Foreign currency contracts	$8.5	$—	$8.5	$(7.5)	$—	$1.0
December 31, 2025
Derivative assets
Foreign currency contracts	$17.1	$—	$17.1	$(10.4)	$—	$6.7
Cross-currency swap contracts	$4.3	$—	$4.3	$—	$—	$4.3
Derivative liabilities
Foreign currency contracts	$27.0	$—	$27.0	$(10.4)	$—	$16.6
The following table presents the effect of derivative and non-derivative hedging instruments on the condensed consolidated statements of operations and condensed consolidated statements of comprehensive income (in millions):

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,

	2026	2025	2026	2025
Cash flow hedges
Foreign currency contracts	$2.2	$19.7	$40.3	$(69.7)
Net investment hedges
Cross-currency swap contracts	$1.7	$1.5	$6.6	$(31.1)
The cross-currency swap contracts have an expiration date of June 15, 2028. At the maturity of the cross-currency swap contracts, the Company will deliver the notional amount of €257.2 million and will receive $300.0 million from the counterparties. The Company receives semi-annual interest payments from the counterparties based on a fixed interest rate until maturity of the agreements.

The following tables present the effect of derivative instruments on the condensed consolidated statements of operations (in millions):

	Location and Amount of Gain or (Loss) Recognized in Income
	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
	Cost of sales	Interest income, net	Other non-operating income, net	Cost of sales	Interest income, net	Other non-operating income, net
Total amounts presented in the condensed consolidated statements of operations	$(369.2)	$36.5	$27.6	$(1,124.2)	$100.0	$115.7
The effects of cash flow hedges:
Foreign currency contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive loss into income	$1.8	$—	$—	$(11.6)	$—	$—
The effects of net investment hedges:
Cross currency swap contracts:
Amount excluded from effectiveness testing	$—	$1.7	$—	$—	$4.9	$—
The effects of non-designated hedges:
Foreign currency contracts	$—	$—	$(1.7)	$—	$—	$(4.2)

	Location and Amount of Gain or (Loss) Recognized in Income
	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Cost of sales	Interest income, net	Other non-operating expense, net	Cost of sales	Interest income, net	Other non-operating income, net
Total amounts presented in the condensed consolidated statements of operations	$(345.2)	$38.6	$2.7	$(991.2)	$112.5	$4.0
The effects of cash flow hedges:
Foreign currency contracts:
Amount of (loss) gain reclassified from accumulated other comprehensive loss into income	$(8.0)	$—	$—	$13.1	$—	$—
The effects of net investment hedges:
Cross currency swap contracts:
Amount excluded from effectiveness testing	$—	$1.6	$—	$—	$4.8	$—
The effects of non-designated hedges:
Foreign currency contracts	$—	$—	$0.8	$—	$—	$(3.7)

The Company expects that during the next twelve months it will reclassify to earnings a gain of $7.8 million currently recorded in Accumulated Other Comprehensive Loss.

10. STOCK-BASED COMPENSATION

Stock-based compensation expense related to awards issued under the Company's incentive compensation plans for the three and nine months ended September 30, 2026 and 2025 was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of sales	$8.1	$7.4	$24.7	$22.2
Selling, general, and administrative expenses	26.9	23.4	75.8	65.8
Research and development expenses	11.0	10.3	33.1	30.7
Total stock-based compensation expense	46.0	41.1	133.6	118.7
Income tax benefit	(8.6)	(7.8)	(23.1)	(20.4)
Total stock-based compensation expense, net of tax	$37.4	$33.3	$110.5	$98.3

At September 30, 2026, the total remaining compensation cost related to nonvested stock options, restricted stock units, market-based restricted stock units, and employee stock purchase plan (“ESPP”) subscription awards amounted to $351.7 million, which will be amortized on a straight-line basis over each award's requisite service period. The weighted-average remaining requisite service period is 32 months.

During the nine months ended September 30, 2026, the Company granted 1.8 million stock options at a weighted-average exercise price per share of $83.22 and 1.7 million restricted stock units at a weighted-average grant-date fair value per share of $83.44. During the nine months ended September 30, 2026, the Company also granted 0.2 million market-based restricted stock units at a weighted-average grant-date fair value per share of $84.65. The market-based restricted stock units granted during the nine months ended September 30, 2026 vest based on a combination of certain service, revenue and market conditions. The actual number of shares issued will be determined based on the Company's revenue and total shareholder return relative to a selected industry peer group over a three-year performance period and may range from 0% to 200% of the target number of shares granted.

Fair Value Disclosures

The fair value of market-based restricted stock units was determined using a Monte Carlo simulation model, which uses multiple input variables to determine the probability of satisfying the market condition requirements. The weighted-average assumptions used to determine the fair value of the market-based restricted stock units granted during the nine months ended September 30, 2026 and 2025 included a risk-free interest rate of 3.9% and 3.8%, respectively, and an expected volatility rate of 34.1% and 37.9%, respectively.

The following table includes the weighted-average grant-date fair values of stock options granted during the periods indicated and the related weighted-average assumptions used in the Black-Scholes option pricing model:

Option Awards	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Risk-free interest rate	4.4%	3.8%	4.1%	4.0%
Expected dividend yield	None	None	None	None
Expected volatility	33.4%	33.9%	33.5%	34.1%
Expected term (years)	5.8	5.6	5.3	5.2
Fair value, per option	$36.30	$30.24	$31.82	$28.26

The following table includes the weighted-average grant-date fair values for ESPP subscriptions granted during the periods indicated and the related weighted-average assumptions used in the Black-Scholes option pricing model:

ESPP	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Risk-free interest rate	4.0%	4.2%	3.6%	4.3%
Expected dividend yield	None	None	None	None
Expected volatility	28.8%	34.5%	32.6%	30.8%
Expected term (years)	0.6	0.6	0.6	0.6
Fair value, per share	$22.21	$20.73	$21.74	$18.81

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

On February 16, 2026, Valtech Shareholder Representative LLC (“VT Shareholders”) filed a complaint against the Company in the Delaware Court of Chancery (the “Delaware Chancery Court”) alleging breach of contract and seeking accelerated milestone payments set forth in a merger agreement in which the Company acquired transcatheter structural heart repair technology from Valtech Cardio Ltd. The complaint alleges the Company failed to exercise commercially reasonable efforts in the development and commercialization of such technology causing certain milestone payments to not come due. Trial is currently scheduled to begin November 1, 2027. This suit is the second suit brought by VT Shareholders. The first, filed in 2023, was dismissed by the Delaware Chancery Court on procedural grounds in July 2024. The Company cannot predict the outcome of the litigation or the potential impact on its financial statements. The Company is vigorously defending itself in this litigation.

On October 14, 2024, a purported stockholder of Edwards filed a putative securities class action (the “Securities Class Action”) complaint against the Company and certain of its executive officers in the United States District Court for the Central District of California (the “California District Court”), captioned Patel v. Edwards Lifesciences Corporation, et al., No. 24-cv-02221. The complaint alleges violations of various securities laws based on alleged false or misleading statements regarding the Company’s business prospects. The complaint seeks damages, interest, costs and other fees. On September 17, 2025, the Court held a hearing on the Company’s Motion to Dismiss, and on September 19, 2025, the Court granted in part and denied in part the motion. The parties have reached a proposed settlement which was preliminarily approved by the Court on August 3, 2026, for an amount that is not material to the financial statements. The Court has set a final approval hearing for December 16, 2026. The expense was recorded within Certain litigation (insurance recovery) expenses, net on the condensed consolidated statements of operations for the nine months ended September 30, 2026.

On December 31, 2024, Plaintiff Manh Ho filed a shareholder derivative action in the California District Court, captioned Ho v. Zovighian, et al., Case No. 8:24-cv-02822, purportedly on behalf of Edwards against certain of its officers and directors for alleged violations of federal securities laws, breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets (the “Ho Action”). On January 17, 2025, Plaintiff Barbara Sheridan filed a different shareholder derivative action in the California District Court, Sheridan v. Zovighian, et al., Case No. 8:25-cv-00097, purportedly on behalf of Edwards against certain of its officers and directors for similar alleged violations (the “Sheridan Action”). Both the Ho Action and the Sheridan Action are based on the same facts as the Securities Class Action. On April 10, 2025, the California District Court consolidated the Ho Action and the Sheridan Action and on June 17, 2025 issued an order staying the consolidated derivative action until the Securities Class Action is resolved. On May 11, 2026, Plaintiff Kenneth Webb filed a shareholder derivative action in Delaware Chancery Court, captioned Webb v. Valeriani, et al., Case No. 2026-0591, purportedly on behalf of Edwards against certain of its officers and directors for alleged breaches of fiduciary duties and unjust enrichment based on the same facts as the Securities Class Action. On September 17, 2026, Plaintiff Suellen Brock filed a similar shareholder derivative action in the Central District of California, captioned Brock v. Zovighian, et al., Case No. 8:26-cv-02667, purportedly on behalf of Edwards against certain of its officers and directors for alleged breaches of fiduciary duties and unjust enrichment based on the same facts as the Securities Class Action. The Company cannot predict the outcome of the litigation or the potential impact on its financial statements. The Company intends to vigorously defend itself against the lawsuits.

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

As of September 30, 2026 and December 31, 2025, the Company has accrued an aggregate estimated liability of $21.3 million and $146.2 million, respectively, related to its outstanding legal proceedings within Accrued and Other Liabilities. The Company is not able to estimate the amount or range of any loss for legal contingencies related to outstanding legal proceedings for which there is no accrual or additional loss for matters for which an accrual has been taken.

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

13. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables summarize the activity for each component of Accumulated Other Comprehensive Loss (in millions):

	Foreign Currency Translation Adjustments	Unrealized (Loss) Gain on Hedges	Unrealized Loss on Available-for-sale Investments	Unrealized Pension Credits	Total Accumulated Other Comprehensive Loss
December 31, 2025	$(228.5)	$(9.8)	$(0.8)	$0.8	$(238.3)
Other comprehensive income before reclassifications	2.0	22.0	15.6	0.2	39.8
Amounts reclassified from accumulated other comprehensive loss	(1.6)	2.5	(16.1)	—	(15.2)
Deferred income tax (expense) benefit	(1.4)	(6.3)	0.1	—	(7.6)
March 31, 2026	$(229.5)	$8.4	$(1.2)	$1.0	$(221.3)
Other comprehensive (loss) income before reclassifications	(11.9)	16.1	15.0	—	19.2
Amounts reclassified from accumulated other comprehensive loss	(1.6)	10.9	(15.0)	—	(5.7)
Deferred income tax benefit (expense)	0.1	(6.9)	—	—	(6.8)
June 30, 2026	$(242.9)	$28.5	$(1.2)	$1.0	$(214.6)
Other comprehensive (loss) income before reclassifications	(3.5)	2.2	20.3	(0.2)	18.8
Amounts reclassified from accumulated other comprehensive loss	(1.7)	(1.8)	(20.6)	—	(24.1)
Deferred income tax (expense) benefit	(0.3)	(0.1)	0.1	—	(0.3)
September 30, 2026	$(248.4)	$28.8	$(1.4)	$0.8	$(220.2)

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Hedges	Unrealized Loss on Available-for-sale Investments	Unrealized Pension Credits	Total Accumulated Other Comprehensive Loss
December 31, 2024	$(274.1)	$37.7	$(4.0)	$(4.1)	$(244.5)
Other comprehensive income (loss) before reclassifications	16.1	(27.6)	18.3	0.1	6.9
Amounts reclassified from accumulated other comprehensive loss	(1.7)	(10.2)	(17.0)	—	(28.9)
Deferred income tax benefit (expense)	2.0	10.2	(0.2)	—	12.0
March 31, 2025	$(257.7)	$10.1	$(2.9)	$(4.0)	$(254.5)
Other comprehensive income (loss) before reclassifications	39.1	(61.8)	20.1	(0.1)	(2.7)
Amounts reclassified from accumulated other comprehensive loss	(1.5)	(10.9)	(19.0)	—	(31.4)
Deferred income tax benefit (expense)	6.0	18.8	(0.3)	—	24.5
June 30, 2025	$(214.1)	$(43.8)	$(2.1)	$(4.1)	$(264.1)
Other comprehensive (loss) income before reclassifications	(6.0)	19.7	22.8	0.2	36.7
Amounts reclassified from accumulated other comprehensive loss	(1.6)	8.0	(21.9)	—	(15.5)
Deferred income tax expense	(0.4)	(6.9)	(0.2)	—	(7.5)
September 30, 2025	$(222.1)	$(23.0)	$(1.4)	$(3.9)	$(250.4)

The following table provides information about amounts reclassified from Accumulated Other Comprehensive Loss (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
					Affected Line on Condensed Consolidated Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	2026	2025	2026	2025
Foreign currency translation adjustments	$1.7	$1.6	$4.9	$4.8	Other non-operating expense (income), net
	(0.4)	(0.4)	(1.2)	(1.2)	Provision for income taxes
	$1.3	$1.2	$3.7	$3.6	Net of tax
Gain (loss) on hedges	$1.8	$(8.0)	$(11.6)	$13.1	Cost of sales
	(0.5)	2.0	3.0	(3.5)	Provision for income taxes
	$1.3	$(6.0)	$(8.6)	$9.6	Net of tax
Gain on available-for-sale investments	$20.6	$21.9	$51.7	$57.9	Interest income, net
	(5.1)	(5.4)	(12.7)	(14.2)	Provision for income taxes
	$15.5	$16.5	$39.0	$43.7	Net of tax

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

The table below presents the computation of basic and diluted earnings per share (in millions, except for per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net Income for Earnings Per Share Calculations:
Income from continuing operations, net of tax	$301.4	$292.3	$923.5	$991.8
Loss from discontinued operations, net of tax	—	(2.0)	—	(13.6)
Net income	301.4	290.3	923.5	978.2
Less: Net loss attributable to noncontrolling interest	(6.1)	(0.8)	(6.6)	(4.1)
Net income attributable to Edwards Lifesciences Corporation	$307.5	$291.1	$930.1	$982.3

Weighted Average Shares:
Basic weighted-average shares outstanding	576.3	584.7	577.3	586.2
Dilutive effect of stock plans	1.3	1.0	1.3	1.0
Dilutive weighted-average shares outstanding	577.6	585.7	578.6	587.2
Earnings per Share:
Basic:
Continuing operations	$0.53	$0.50	$1.61	$1.70
Discontinued operations	—	—	—	(0.02)
Basic earnings per share	$0.53	$0.50	$1.61	$1.68
Diluted:
Continuing operations	$0.53	$0.50	$1.61	$1.70
Discontinued operations	—	—	—	(0.03)
Diluted earnings per share	$0.53	$0.50	$1.61	$1.67

Stock options, restricted stock units, and market-based restricted stock units to purchase an aggregate of 8.3 million and 7.5 million shares for the three months ended September 30, 2026 and 2025, respectively, and 8.5 million and 8.3 million shares for the nine months ended September 30, 2026 and 2025, respectively, were outstanding but were not included in the computation of diluted earnings per share for such periods because the effect would have been anti-dilutive.

15. INCOME TAXES

The Company's effective income tax rate attributable to continuing operations was 17.0% and 16.1% for the three months ended September 30, 2026 and 2025, respectively, and 31.2% and 16.1% for the nine months ended September 30, 2026 and 2025, respectively. The increase in the effective rate between the nine months ended September 30, 2026 and 2025 was primarily due to a $174.4 million valuation allowance recorded against certain deferred tax assets in the second and third quarters of 2026 as a result of the enactment of California budget legislation on June 29, 2026, that, as noted below, permanently limits the utilization of most business tax credits, including carryovers of research and development tax credits, partially offset by (1) an increase in the benefit from foreign earnings taxed at lower rates, including a decrease in global minimum tax ("Pillar Two," as noted below), and (2) an increase in the tax benefit from employee share-based compensation. As a result, the effective tax rate for the nine months ended September 30, 2026 was higher than the federal statutory rate of 21.0%. For the nine months ended September 30, 2025, the effective tax rate was lower than the federal statutory rate of 21.0% primarily due to (1) foreign earnings taxed at lower rates, (2) United States federal and California research and development credits, and (3) the tax benefit from foreign-derived deduction eligible income.

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

Many countries are implementing some or all of the Organisation for Economic Co-operation and Development’s (“OECD”) Base Erosion and Profit Shifting Pillar Two (“Pillar Two”) rules that impose a global minimum tax of 15.0% on reported profits. Although Pillar Two provides a framework for applying the minimum tax, countries may enact Pillar Two slightly differently than the model rules and on different timelines and may adjust domestic tax incentives in response to Pillar Two. In January 2026, the OECD released its Side-by-Side Safe Harbour package, intended to reduce double taxation and compliance burdens by deeming Pillar Two top-up tax to be zero under the Income Inclusion Rule (“IIR”) and Undertaxed Profits Rule (“UTPR”) for groups headquartered in the United States while preserving application of local Qualified Domestic Minimum Top-up Taxes (“QDMTT”). As countries continue to enact and refine the Pillar Two rules, including jurisdictional enactment of the Side-by-Side Safe Harbour through the course of 2026, the Company will evaluate the potential effects of Pillar Two on its effective tax rate. In 2026, the Company expects the Pillar Two provisions to result in additional tax expense of approximately $45.0 million prior to offsets under current law. As countries enact the Side-by-Side Safe Harbour, the Pillar Two UTPR tax expense will be reduced accordingly.

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

At September 30, 2026, all material state, local, and foreign income tax matters have been concluded for years through 2022.

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

As of September 30, 2026 and December 31, 2025, the gross liability recorded for income taxes associated with uncertain tax positions was $817.5 million and $767.4 million, respectively. The Company estimates that these liabilities would be reduced by $410.4 million and $377.0 million, respectively, from offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes, and timing adjustments. The net amounts of $407.1 million and $390.4 million, respectively, if not required, would favorably affect the Company's effective tax rate. Management believes that adequate amounts of tax and related penalties and interest have been provided for any adjustments that may result from these uncertain tax positions.

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

Surgical/TAVR intercompany royalty transactions covering tax years 2018 through 2026 remain subject to IRS examination, and those transactions and related tax positions remain uncertain as of September 30, 2026. The Company has considered this information, as well as information regarding the NOD and other proceedings described above, in its evaluation of its uncertain tax positions. The impact of these unresolved transfer pricing matters, net of any correlative tax adjustments, could have a material impact on the Company’s consolidated financial statements. Based on the information currently available and numerous possible outcomes, the Company cannot reasonably estimate what, if any, changes in its existing uncertain tax positions may occur in the next 12 months and, therefore, has continued to record the uncertain tax positions as a long-term liability.

During the second quarter of 2026, the Company received two Notices of Proposed Adjustment (“NOPAs”) for the 2018 through 2020 tax years. The first NOPA relates to certain tax elections made in 2018 and proposes an increase to the Company’s U.S. taxable income in the amount of approximately $233.5 million for 2018. The second NOPA relates to the transfer pricing of certain intercompany license transactions related to the Company’s Surgical and TAVR product groups and proposes increases to the Company’s U.S. taxable income for 2018, 2019, and 2020 in the amounts of $625.3 million, $530.7 million, and $683.6 million, respectively. During the third quarter of 2026, the Company engaged with the IRS examination function (“Exam”) in a good-faith effort to reach a principled resolution related to the NOPAs but was unsuccessful. As a result, Exam issued a third NOPA imposing 40% transfer pricing penalties on the tax underpayments attributable to the increased taxable income resulting from the IRS’s proposed transfer pricing adjustments for 2018, 2019, and 2020 in the amounts of $52.5 million, $44.6 million, and $55.9 million, respectively. In early October 2026, Exam issued its Revenue Agent Report (“RAR”), which included increases in tax for 2018, 2019, and 2020 in the amounts of $167.0 million, $112.5 million, and $144.5 million, respectively, and a 30-day letter. The Company requested and received an extension until November 20, 2026, to submit its protest in response to the RAR.

The Company believes that the adjustments reflected in the RAR significantly overstate its potential tax liability because Exam did not take into account applicable correlative adjustments, related offsetting deductions, and the reconciliation of mutually exclusive adjustments. Because the proposed transfer pricing penalties are based on tax liabilities the Company believes are overstated, the proposed penalties are likewise overstated. The Company intends to pursue all available remedies with respect to any unagreed issues, including administrative appeals and, if necessary, litigation, a process that could extend over several years. The Company believes that the amounts previously accrued related to these uncertain tax positions are adequate and, accordingly, has not recorded any additional amounts. However, an adverse outcome could have a material adverse impact on the Company’s consolidated financial statements in the period of resolution.

During the first quarter of 2024, the Company received a notice of assessment from the Israel Tax Authority (the “ITA”) wherein the ITA claimed that the Company owes approximately $110.0 million of tax excluding interest and penalties in connection with a claimed 2017 transfer of intellectual property. On July 31, 2025, the ITA formally informed the Company that it agreed that intellectual property was not transferred in 2017 and withdrew its assessment but reserves the right to evaluate whether intellectual property was transferred in later years. The Company maintains that it did not transfer intellectual property outside of Israel and would vigorously defend that position through administrative proceedings including with appeals if the issue is raised in later years. If necessary, the Company expects to defend that position through judicial proceedings. During the fourth quarter of 2024, the Company received a notice of assessment from the ITA claiming that the Company owes additional tax of approximately $16.0 million excluding interest and penalties for the 2018 through 2022 tax years based entirely on the collateral impacts of the 2017 assessment. In the first quarter of 2026, the Company was notified that the ITA had withdrawn its assessment for the 2018 and 2019 taxable years. In the third quarter of 2026, the Company was notified that the ITA had withdrawn its assessment for the 2020 through 2022 taxable years.

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

The table below presents information about Edwards Lifesciences' reportable segments (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Segment Net Sales
United States	$1,007.6	$907.5	$2,948.7	$2,636.1
Europe	414.6	387.9	1,296.8	1,107.9
Japan	92.0	90.1	279.0	267.2
Rest of World	201.3	167.6	580.6	486.8
Total segment net sales	$1,715.5	$1,553.1	$5,105.1	$4,498.0
Cost of Sales
United States	$182.8	$167.1	$540.0	$480.6
Europe	93.8	82.4	280.8	249.4
Japan	15.2	13.3	44.8	39.2
Rest of World	53.4	40.8	156.2	124.5
Total segment cost of sales	$345.2	$303.6	$1,021.8	$893.7
Selling, general, and administrative expenses
United States	$165.6	$140.2	$484.4	$409.1
Europe	76.0	70.0	224.1	217.6
Japan	18.8	17.9	51.2	52.8
Rest of World	53.3	49.5	151.3	139.9
Total segment selling, general, and administrative expenses	$313.7	$277.6	$911.0	$819.4
Other Segment Items
United States	$0.5	$0.7	$2.0	$1.9
Europe	29.0	28.9	109.0	35.8
Japan	(10.0)	(0.9)	(24.9)	(5.7)
Rest of World	(7.3)	(4.7)	(21.9)	(21.8)
Total other segment items (a)	$12.2	$24.0	$64.2	$10.2
Segment Operating Income
United States	$658.7	$599.5	$1,922.3	$1,744.5
Europe	215.8	206.6	682.9	605.1
Japan	68.0	59.8	207.9	180.9
Rest of World	101.9	82.0	295.0	244.2
Total segment operating income	$1,044.4	$947.9	$3,108.1	$2,774.7
_______________________________________________________________________________
(a)    Other segment items include research and development expenses and foreign currency.

The table below presents a reconciliation of segment operating income to consolidated pre-tax income (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Pre-tax Income Reconciliation
Segment operating income	$1,044.4	$947.9	$3,108.1	$2,774.7
Unallocated amounts:
Corporate items	(533.7)	(510.5)	(1,566.8)	(1,501.9)
Restructuring charges, separation costs, and other	(10.7)	(0.1)	(10.7)	(8.5)
Impairment of intangible and long-lived assets	(220.2)	(40.0)	(220.2)	(40.0)
Certain litigation (insurance recovery) expenses, net	12.7	(90.4)	(30.7)	(116.8)
Change in fair value of contingent consideration liabilities	—	12.5	—	12.5
Foreign currency	6.6	(12.3)	10.2	(6.9)
Consolidated operating income	299.1	307.1	1,289.9	1,113.1
Non-operating income (expense)	64.1	41.3	52.1	69.4
Consolidated pre-tax income	$363.2	$348.4	$1,342.0	$1,182.5

Enterprise-wide Information
(in millions)

Enterprise-wide information is based on actual foreign exchange rates used in the Company's consolidated financial statements. Refer to the segment information above for United States net sales. Sales within any other individual country were less than 10 percent of the Company's consolidated net sales for all periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net Sales by Major Product Group
Transcatheter Aortic Valve Replacement	$1,241.6	$1,149.9	$3,697.2	$3,327.4
Transcatheter Mitral and Tricuspid Therapies	209.5	145.2	583.2	394.9
Surgical	264.4	258.0	824.7	775.7
	$1,715.5	$1,553.1	$5,105.1	$4,498.0

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

Financial Highlights
Our net sales for the first nine months of 2026 were $5.1 billion, representing an increase of $607.1 million compared to the first nine months of 2025, driven primarily by sales of our TAVR and TMTT products.

Our gross profit increased in the nine months ended September 30, 2026, driven primarily by our sales growth. Gross profit as a percentage of sales was consistent with the same period last year. The decrease in our diluted earnings per share in the nine months ended September 30, 2026, was driven primarily by an increase in our tax expense and certain impairment charges, partially offset by our aforementioned operational performance.

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

Results of Operations

Net Sales by Region
(dollars in millions)

	Three Months Ended September 30,				Nine Months Ended September 30,
				Percent Change				Percent Change
	2026	2025	Change		2026	2025	Change
United States	$1,007.6	$907.5	$100.1	11.0%	$2,948.7	$2,636.1	$312.6	11.9%
Europe	414.6	387.9	26.7	6.9%	1,296.8	1,107.9	188.9	17.0%
Japan	92.0	90.1	1.9	2.2%	279.0	267.2	11.8	4.4%
Rest of World	201.3	167.6	33.7	20.2%	580.6	486.8	93.8	19.3%
Outside of the United States	707.9	645.6	62.3	9.7%	2,156.4	1,861.9	294.5	15.8%
Total net sales	$1,715.5	$1,553.1	$162.4	10.5%	$5,105.1	$4,498.0	$607.1	13.5%

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

Net Sales by Product Group
(dollars in millions)

	Three Months Ended September 30,				Nine Months Ended September 30,
				Percent Change				Percent Change
	2026	2025	Change		2026	2025	Change
Transcatheter Aortic Valve Replacement	$1,241.6	$1,149.9	$91.7	8.0%	$3,697.2	$3,327.4	$369.8	11.1%
Transcatheter Mitral and Tricuspid Therapies	209.5	145.2	64.3	44.3%	583.2	394.9	188.3	47.7%
Surgical	264.4	258.0	6.4	2.5%	824.7	775.7	49.0	6.3%
Total net sales	$1,715.5	$1,553.1	$162.4	10.5%	$5,105.1	$4,498.0	$607.1	13.5%

Transcatheter Aortic Valve Replacement Sales

4,000
3,200
2,400
1,600
800
0
$ (Millions)
$1,241.6
$1,149.9
$3,697.2
$3,327.4
Q3 '26
Q3 '25
YTD '26
YTD '25

Net sales of TAVR products increased for the three and nine months ended September 30, 2026, driven by higher sales of the Edwards SAPIEN platform in 2026, primarily due to the Edwards SAPIEN 3 Ultra RESILIA valve in the United States, Europe, and Japan. In addition, foreign currency exchange rate fluctuations increased net sales by $32.5 million during the nine months ended September 30, 2026, primarily due to strengthening of the Euro partially offset by weakening of the Japanese Yen against the United States dollar.
In January 2026, we received United States Food and Drug Administration (“FDA”) approval for the SAPIEN 3 transcatheter pulmonic valve delivery system, an advancement designed specifically to support pediatric and adult patients living with congenital heart disease.
In September 2026, the Centers for Medicare & Medicaid Services issued an updated National Coverage Determination for TAVR, expanding Medicare coverage to certain asymptomatic severe aortic stenosis patients and reducing prior coverage restrictions for symptomatic patients.

Transcatheter Mitral and Tricuspid Therapies Sales

750
600
450
300
150
0
$ (Millions)
$209.5
$145.2
$583.2
$394.9
Q3 '26
Q3 '25
YTD '26
YTD '25

Net sales of TMTT products increased for the three and nine months ended September 30, 2026, primarily due to higher sales of our PASCAL transcatheter edge-to-edge repair system (“TEER”), EVOQUE tricuspid valve replacement system, and SAPIEN M3 mitral valve replacement system in the United States and Europe.

In June 2026, we received CE Mark for the Edwards SAPIEN M3 RESILIA, increasing access to therapy for the patient population with mitral annular calcification.

In August and September 2026, we received CE Mark and FDA approval, respectively, for EVOQUE for trans-jugular access, enabling patients with complex femoral access to benefit from the EVOQUE procedure.

In September 2026, we received FDA approval for the PASCAL Ace with Capture Clarity System, making it the first TEER device to deliver real-time indication of leaflet capture.

In October 2026, we received FDA approval for the PASCAL Precision System for tricuspid valve repair to support patients with symptomatic severe tricuspid regurgitation.

Surgical

$ (Millions)
900
750
600
450
300
150
0
$264.4
$258.0
$824.7
$775.7
Q3 '26
Q3 '25
YTD '26
YTD '25

Net sales of Surgical products increased for the three and nine months ended September 30, 2026, primarily due to higher sales of the INSPIRIS RESILIA aortic valve, KONECT RESILIA tissue valved conduit, and the MITRIS RESILIA valve in the United States and Europe.
In May 2026, we received FDA approval for TRIFORMIS RESILIA, the first-ever surgical tricuspid valve replacement designed specifically for patients with tricuspid valve disease.
In June 2026, we received FDA 510(k) clearance for ECLIPTIS, our surgical Left Atrial Appendage technology.

In October 2026, we received FDA approval for AUTUS Size-Adjustable Valve, a surgical pulmonary valve designed specifically for pediatric patients with congenital heart disease who require pulmonary valve replacement.

Gross Profit

4,800
3,600
2,400
1,200
0
$ in millions
100
90
80
Percentage
$1,346.3
78.5%
$1,207.9
77.8%
$3,980.9
78.0%
$3,506.8
78.0%
Q3 '26
Q3 '25
YTD '26
YTD '25
Gross profit
Percentage of net sales

Our gross profit increased in the three and nine months ended September 30, 2026, primarily driven by our sales growth discussed above. The change in gross profit as a percentage of net sales for the three months ended September 30, 2026 was primarily driven by lower manufacturing expenses and a positive 0.5 percentage point impact from foreign currency rate fluctuations, including the settlement of foreign currency hedging contracts.

Selling, General, and Administrative (“SG&A”) Expenses

2,000
1,600
1,200
800
400
0
$ in millions
100
75
50
25
Percentage
$560.9
$514.6
$1,644.3
$1,482.3
32.7%
33.1%
32.2%
33.0%
Q3 '26
Q3 '25
YTD '26
YTD '25
SG&A
Percentage of net sales

SG&A expenses increased for the three and nine months ended September 30, 2026, primarily due to higher headcount related expenses and commercial activities to support patient care. Foreign currency exchange rate fluctuations increased expenses by $20.4 million primarily due to the weakening of the United States dollar against the Euro during the nine months ended September 30, 2026.

Research and Development (“R&D”) Expenses

1,000
750
500
250
0
$ in millions
100
75
50
25
Percentage
$281.4
16.4%
$280.7
18.1%
$823.6
16.1%
$811.5
18.0%
Q3 '26
Q3 '25
YTD '26
YTD '25
R&D
Percentage of net sales

R&D expenses increased for the three and nine months ended September 30, 2026, primarily due to increased investments in aortic transcatheter valve and mechanical circulatory support system technology, partially offset by lower headcount related expenses and lower investments in transcatheter valve innovations. For the nine months ended September 30, 2026, the increase also included investments in implantable heart failure management and advanced technology innovation.

Certain Litigation (Insurance Recovery) Expenses, net

We recognized a net insurance recovery of $12.7 million and certain litigation expenses of $30.7 million during the three and nine months ended September 30, 2026, respectively, and certain litigation expenses of $90.4 million and $116.8 million during the three and nine months ended September 30, 2025, respectively, related to legal proceedings, intellectual property litigation, tax litigation, and associated insurance recoveries (see Note 12 to the Condensed Consolidated Financial Statements).

Restructuring Charges, Separation Costs, and Other

We recognized an expense of $2.0 million related to severance associated with realignment initiatives and $8.7 million related to the termination of certain contracts associated with our acquisitions during the three and nine months ended September 30, 2026. We recognized expenses of $0.1 million and $8.5 million during the three and nine months ended September 30, 2025, respectively, primarily related to costs incurred for professional advisory services associated with the sale of Critical Care.

Impairment of Intangible and Long-lived Assets

Intangible and long-lived assets impairment charges of $220.2 million during the three and nine months ended September 30, 2026 were primarily related to the full impairment of a certain in-process research and development asset. Intangible assets impairment charge of $40.0 million during the three and nine months ended September 30, 2025 related to the full impairment of a certain developed technology asset.

Other Operating Income

Other operating income of $13.3 million and $38.5 million in the three and nine months ended September 30, 2026, included income from transition services agreements of $12.5 million and $37.2 million, respectively (see Note 4 to the Condensed Consolidated Financial Statements).

Interest Income, net

Interest income, net was $36.5 million and $100.0 million for the three and nine months ended September 30, 2026, respectively, and $38.6 million and $112.5 million for the three and nine months ended September 30, 2025, respectively. The decrease in interest income was primarily due to a lower yield on invested cash balances during the three and nine months ended September 30, 2026.

Loss on Impairment

Loss on impairment of $163.6 million during the nine months ended September 30, 2026 related to the termination of the option agreement to acquire one of our VIEs and the carrying amount of another VIE investment not being recoverable, and $47.1 million during the nine months ended September 30, 2025 related to our determination to not exercise an option to acquire one of our VIEs (see Note 6 to the Condensed Consolidated Financial Statements).

Other non-operating income, net

Other non-operating income, net was $27.6 million and $115.7 million for the three and nine months ended September 30, 2026, respectively. The increase in other non-operating income was driven primarily by gains from the remeasurement of our previously held interest upon acquisition of Autus and the Consolidated VIE and an unrealized gain on a marketable equity security investment (see Note 5 and Note 7 to the Condensed Consolidated Financial Statements).

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

Our effective income tax rate attributable to continuing operations was 17.0% and 16.1% for the three months ended September 30, 2026 and 2025, respectively and 31.2% and 16.1% for the nine months ended September 30, 2026 and 2025, respectively. The increase in the effective rate between the nine months ended September 30, 2026 and 2025 was primarily due to a $174.4 million valuation allowance recorded against certain deferred tax assets in the second and third quarters of 2026 as a result of enactment of California budget legislation on June 29, 2026, which, as noted below, permanently limits the utilization of most business tax credits, including carryovers of research and development tax credits, partially offset by (1) an increase in the benefit from foreign earnings taxed at lower rates, including a decrease in global minimum tax (“Pillar Two,” as noted below), and (2) an increase in the tax benefit from employee share-based compensation. As a result, the effective tax rate for the nine months ended September 30, 2026 was higher than the federal statutory rate of 21.0%. For the nine months ended September 30, 2025, the effective tax rate was lower than the federal statutory rate of 21.0% primarily due to (1) foreign earnings taxed at lower rates, (2) United States federal and California research and development credits, and (3) the tax benefit from foreign-derived deduction eligible income.

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

Many countries are implementing some or all of the Organisation for Economic Co-operation and Development’s (“OECD”) Base Erosion and Profit Shifting Pillar Two (“Pillar Two”) rules that impose a global minimum tax of 15.0% on reported profits. Although Pillar Two provides a framework for applying the minimum tax, countries may enact Pillar Two slightly differently than the model rules and on different timelines and may adjust domestic tax incentives in response to Pillar Two. In January 2026, the OECD released its Side-by-Side Safe Harbour package, intended to reduce double taxation and compliance burdens by deeming Pillar Two top-up tax to be zero under the Income Inclusion Rule (“IIR”) and Undertaxed Profits Rule (“UTPR”) for groups headquartered in the United States while preserving application of local Qualified Domestic Minimum Top-up Taxes (“QDMTT”). As countries continue to enact and refine the Pillar Two rules, including jurisdictional enactment of the Side-by-Side

Safe Harbour through the course of 2026, we will evaluate the potential effects of Pillar Two on our effective tax rate. In 2026, we expect the Pillar Two provisions to result in additional tax expense of approximately $45.0 million prior to offsets under current law. As countries enact the Side-by-Side Safe Harbour, the Pillar Two UTPR tax expense will be reduced accordingly.

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

At September 30, 2026, all material state, local, and foreign income tax matters have been concluded for years through 2022.

In the normal course of business, the Internal Revenue Service (“IRS”) and other taxing authorities are in different stages of examining various years of our tax filings. During these audits, we may receive proposed audit adjustments that could be material. Therefore, there is a possibility that an adverse outcome in these audits could have a material effect on our financial condition and results of operations. We strive to resolve open matters with each tax authority at the examination level and could reach an agreement with a tax authority at any time. While we have accrued for matters we believe are more likely than not to require settlement, the final outcome with a tax authority may result in a tax liability that is materially different from that reflected in the consolidated financial statements. Furthermore, we may later decide to challenge any assessments, if made, and may exercise our right to appeal. The uncertain tax positions are reviewed quarterly and adjusted as events occur that affect potential liabilities for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, negotiations between tax authorities, identification of new issues, and issuance of new legislation, regulations, or case law. We believe that adequate amounts of tax and related penalties and interest have been provided for any adjustments that may result from our uncertain tax positions.

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

Surgical/TAVR intercompany royalty transactions covering tax years 2018 through 2026 remain subject to IRS examination, and those transactions and related tax positions remain uncertain as of September 30, 2026. We have considered this information, as well as information regarding the NOD and other proceedings described above, in our evaluation of our uncertain tax positions. The impact of these unresolved transfer pricing matters, net of any correlative tax adjustments, could have a material impact on our consolidated financial statements. Based on the information currently available and numerous possible outcomes, we cannot reasonably estimate what, if any, changes in our existing uncertain tax positions may occur in the next 12 months and, therefore, have continued to record the uncertain tax positions as a long-term liability.

During the second quarter of 2026, we received two Notices of Proposed Adjustment (“NOPAs”) for the 2018 through 2020 tax years. The first NOPA relates to certain tax elections made in 2018 and proposes an increase to our U.S. taxable income in the amount of approximately $233.5 million for 2018. The second NOPA relates to the transfer pricing of certain intercompany license transactions related to our Surgical and TAVR product groups and proposes increases to our U.S. taxable income for 2018, 2019, and 2020 in the amounts of $625.3 million, $530.7 million, and $683.6 million, respectively. During the third quarter of 2026, we engaged with the IRS examination function (“Exam”) in a good-faith effort to reach a principled resolution related to the NOPAs but were unsuccessful. As a result, Exam issued a third NOPA imposing 40% transfer pricing penalties on the tax underpayments attributable to the increased taxable income resulting from the IRS’s proposed transfer pricing adjustments for 2018, 2019, and 2020 in the amounts of $52.5 million, $44.6 million, and $55.9 million, respectively. In early October 2026, Exam issued its Revenue Agent Report (“RAR”), which included increases in tax for 2018, 2019, and 2020 in the amounts of $167.0 million, $112.5 million, and $144.5 million, respectively, and a 30-day letter. We requested and received an extension until November 20, 2026, to submit our protest in response to the RAR.

We believe that the adjustments reflected in the RAR significantly overstate our potential tax liability because Exam did not take into account applicable correlative adjustments, related offsetting deductions, and the reconciliation of mutually exclusive adjustments. Because the proposed transfer pricing penalties are based on tax liabilities the Company believes are overstated, the proposed penalties are likewise overstated. We intend to pursue all available remedies with respect to any unagreed issues, including administrative appeals and, if necessary, litigation, a process that could extend over several years. We believe that the amounts previously accrued related to these uncertain tax positions are adequate and, accordingly, have not recorded any additional amounts. However, an adverse outcome could have a material adverse impact on our consolidated financial statements in the period of resolution.

During the first quarter of 2024, we received a notice of assessment from the Israel Tax Authority (the “ITA”) wherein the ITA claimed that we owe approximately $110.0 million of tax excluding interest and penalties in connection with a claimed 2017 transfer of intellectual property. On July 31, 2025, the ITA formally informed us that it agreed that intellectual property was not transferred in 2017 and withdrew its assessment but reserves the right to evaluate whether intellectual property was transferred in later years. We maintain that we did not transfer intellectual property outside of Israel and would vigorously defend that position through administrative proceedings including with appeals if the issue is raised in later years. If necessary, we expect to defend that position through judicial proceedings. During the fourth quarter of 2024, we received a notice of assessment from the ITA claiming that we owe additional tax of approximately $16.0 million excluding interest and penalties for the 2018 through 2022 tax years based entirely on the collateral impacts of the 2017 assessment. In the first quarter of 2026, we were notified that the ITA had withdrawn its assessment for the 2018 and 2019 taxable years. In the third quarter of 2026, we were notified that the ITA had withdrawn its assessment for the 2020 through 2022 taxable years.

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

As of September 30, 2026, cash and cash equivalents, and short-term investments held in the United States and outside of the United States were $4.1 billion and $511.0 million, respectively.

We have a five-year Credit Agreement (the “Credit Agreement”) which provides for a $750.0 million multi-currency unsecured revolving credit facility and matures on July 15, 2027. We may increase the amount available under the Credit Agreement by up to an additional $250.0 million in the aggregate and extend the maturity date for an additional year, subject to the agreement of the lenders. As of September 30, 2026, no amounts were outstanding under the Credit Agreement.

In June 2018, we issued $600.0 million of 4.3% fixed-rate unsecured senior notes (the “2018 Notes”) due June 15, 2028. We may redeem the 2018 Notes, in whole or in part, at any time and from time to time at specified redemption prices. As of September 30, 2026, we have not elected to redeem any of the 2018 Notes. As of September 30, 2026, the carrying value of the 2018 Notes was $598.8 million.

From time to time, we repurchase shares of our common stock under share repurchase programs authorized by the Board of Directors. We consider several factors in determining when to execute share repurchases, including, among other things, expected dilution from stock plans, cash capacity, and the market price of our common stock. During the nine months ended September 30, 2026, under the Board-authorized repurchase program, we repurchased a total of 8.5 million shares at an aggregate cost of $696.6 million, including pursuant to a $500.0 million accelerated share repurchase agreement executed during the period (see Note 11 to the Condensed Consolidated Financial Statements). As of September 30, 2026, we had remaining authority to purchase approximately $1.3 billion of our common stock under the share repurchase program.

In February 2026, we completed the acquisition of Autus for total consideration of $128.9 million, which included cash consideration of $35.1 million and was funded using our existing cash. As of September 30, 2026, the potential future payments upon achievement of certain regulatory, performance, and sales milestones pursuant to our business acquisition agreements could aggregate up to a total of $332.5 million.

We have purchased options to acquire and have agreed to provide promissory notes to various entities. These arrangements could result in additional cash outlays in the future should we decide to exercise the options or should the entities draw on the promissory notes.

At September 30, 2026, there had been no material changes in our cash requirements from known contractual and other obligations, including commitments for capital expenditures, as disclosed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2025.

Consolidated Cash Flows — For the nine months ended September 30, 2026 and 2025:
Net cash flows provided by operating activities of $1,266.0 million for the nine months ended September 30, 2026, increased $121.7 million over the same period last year primarily due to lower tax payments during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, which primarily included $160.0 million of local tax payments associated with the sale of Critical Care and higher tax payments related to the U.S. repatriation tax and federal and state estimated taxes, partially offset by higher working capital needs.

Net cash used in investing activities of $542.4 million for the nine months ended September 30, 2026, consisted primarily of net purchases of investments of $249.7 million, capital expenditures of $195.4 million, issuance of notes receivable of $55.2 million, and net payments of $33.7 million related to business combinations.

Net cash used in investing activities of $514.6 million for the nine months ended September 30, 2025, consisted primarily of net purchases of investments of $198.5 million, capital expenditures of $162.8 million, issuance of notes receivable of $93.4 million, a payment for a net working capital adjustment of $36.3 million related to the sale of Critical Care, and payment of acquisition options of $19.6 million.

Net cash used in financing activities of $552.3 million for the nine months ended September 30, 2026, consisted primarily of purchases of treasury stock of $714.0 million, partially offset by proceeds from stock plans of $159.2 million.

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

Investment Risk

We are exposed to investment risks related to changes in the underlying financial condition and credit capacity of certain of our investments. As of September 30, 2026, we had $1,574.7 million of investments in debt securities, of which $40.8 million were long-term. In addition, we had $221.8 million of investments in equity instruments of public and private companies. Should these companies experience a decline in financial performance, financial condition or credit capacity, or fail to meet certain development milestones, a decline in the investments' value may occur, resulting in unrealized or realized losses. See Note 5 to the Condensed Consolidated Financial Statements for additional information.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2026. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded as of September 30, 2026, that our disclosure controls and procedures are designed at a reasonable assurance level and effective in providing reasonable assurance that the information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (a)
July 1, 2026 through July 31, 2026	411,292	$85.92	411,292	$1,419.7
August 1, 2026 through August 31, 2026	105,895	88.15	105,895	1,410.3
September 1, 2026 through September 30, 2026	1,075,847	86.61	1,075,847	1,317.1
Total	1,593,034		1,593,034
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

Item 5.    Other Information

Rule 10b5-1 Trading Plans

As previously disclosed, on July 28, 2026, Bernard J. Zovighian, Chief Executive Officer and Director, entered into a 10b5-1 trading plan (the “Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The Plan provides for the potential sale of 145,696 shares of the Company’s stock commencing November 9, 2026. The Plan terminates on the earlier of May 14, 2027 or the date all shares are sold.

Other than as noted above, none of our directors or Section 16 officers adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements during the third quarter of 2026.

Executive Severance Plan

On November 3, 2026, the Compensation and Governance Committee of the Company’s Board of Directors (the “Committee”) approved the Edwards Lifesciences Corporation Executive Severance Plan (the “Severance Plan”) and approved the participation in the Severance Plan of each Corporate Vice President or more senior officer of the Company (including all of the Company’s named executive officers currently employed with the Company). As to each eligible executive who was previously covered by a Change-in-Control Severance Agreement with the Company (each, a “CIC Agreement”), the executive’s participation in the Severance Plan was conditioned on the executive’s agreement to terminate the executive’s CIC Agreement, and all of the Company’s CIC Agreements with eligible executives will be so terminated as executives accept participation in the Severance Plan.

The Severance Plan provides for certain severance benefits if a participant’s employment with the Company and its subsidiaries is terminated by the participant’s employer other than for “Cause” (as defined in the Severance Plan) or by the participant for “Good Reason” (as defined in the Severance Plan).

If such a termination of a participant’s employment occurs, and the participant timely provides the Company with a general release of claims, the participant will receive the following benefits:

•a pro-rated target annual incentive for the year in which such termination of employment occurred;

•a lump sum severance benefit equal to the sum of (a) the participant’s annual base salary rate multiplied by the participant’s Severance Multiplier, plus (b) the participant’s target annual incentive amount under the bonus plan in which he or she participates multiplied by the participant’s Severance Multiplier; and

•payment or reimbursement of the participant’s premiums to continue healthcare coverage under COBRA for a number of months up to 12 months multiplied by the participant’s Severance Multiplier.

However, if such a termination of a participant’s employment occurs in the period of time (1) commencing on the earlier of six months before a Change in Control (as such term is defined in the Severance Plan) of the Company or the date a definitive agreement is entered into by the Company for a transaction that results in such a Change in Control (but not more than 18 months before such a Change in Control) and (2) ending 24 months after such a Change in Control, and provided the participant timely provides the Company with a general release of claims, the participant will receive the following benefits instead of the benefits described in the preceding paragraph:

•a pro-rated target annual incentive for the year in which such termination of employment occurred;

•a lump sum severance benefit equal to (a) the sum of the participant’s annual base salary rate (at the highest rate in effect with the Company in the preceding 12 months) plus the participant’s target annual incentive amount under the bonus plan in which he or she participates (or, if greater, the participant’s actual annual incentive amount for the preceding fiscal year under the bonus plan in which he or she participates), multiplied by (b) the participant’s Change in Control Severance Multiplier;

•payment or reimbursement of the participant’s premiums to continue healthcare coverage under COBRA for a number of months up to 12 months multiplied by the participant’s Change in Control Severance Multiplier;

•certain outplacement services not to exceed $50,000; and

•all long-term incentive awards granted by the Company to the participant that are outstanding and unvested immediately prior to such termination of the participant’s employment shall become fully-vested, provided that any long-term incentive award which includes performance-based (in addition to time-based) vesting requirements may include specific provisions regarding a termination of employment in connection with a Change in Control or similar event and, in such event, such specific provisions applicable to the award will control.

As to the Company’s Chief Executive Officer, Chief Financial Officer, and its other named executive officers who are still employed with the Company, the applicable severance multipliers are as follows: for Bernard J. Zovighian, the Company’s Chief Executive Officer, his Severance Multiplier is 2.0 and his Change in Control Severance Multiplier is 3.0; for Doretta Mistras, the Company’s Corporate Vice President, Chief Financial Officer, and for each of the Company’s other named executive officers participating in the Severance Plan (other than Mr. Bobo), their Severance Multiplier is 1.0 and their Change in Control Severance Multiplier is 2.0; for Donald E. Bobo, Jr., the Company’s Corporate Vice President, Strategy & Corporate Development, his Severance Multiplier is 1.37 (set higher than the Severance Multiplier for other named executive officers generally because of the level of severance benefits that would apply to him under the Company’s general severance policy based on his years of service to the Company, and provided that his Severance Multiplier for purposes of calculating the target annual incentive component of his lump sum severance benefit is 1.0) and his Change in Control Severance Multiplier is 2.0.

The Severance Plan does not include a tax “gross-up” provision. Instead, if any payment or benefit received by a participant in the Severance Plan in connection with a change in control of the Company would have been subject to excise taxes under Section 280G of the Internal Revenue Code, such payments and benefits will either be reduced (but not below zero) as necessary to avoid the participant incurring any such excise tax or be paid in full (with the participant paying any excise tax due), whichever places the participant in the best after-tax position (taking into account federal, state and local income taxes and the excise tax).

The Severance Plan has an initial three-year term set to expire on November 3, 2029; provided (1) on November 3, 2028 and each anniversary of that date, the term of the Severance Plan will be extended for an additional year unless the Company has provided notice to the Plan participants that the term will not be extended (or further extended, as the case may be), and (2) if a Change in Control occurs during the term of the Severance Plan then in effect, the term of the plan will not terminate earlier than the second anniversary of such Change in Control. The Committee may amend the Severance Plan at any time, but no amendment may materially and adversely affect the rights of a participant without the participant’s consent.

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

31.1#	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32§	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Inline Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________________________________________________________________________
* Represents management contract or compensatory plan
# Filed herewith.
§ Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDWARDS LIFESCIENCES CORPORATION
(Registrant)
Date:	November 4, 2026	By:	/s/ THEODORA MISTRAS
Theodora Mistras Corporate Vice President, Chief Financial Officer (Principal Financial Officer; Duly Authorized Officer)
Date:	November 4, 2026	By:	/s/ ANDREW M. DAHL
Andrew M. Dahl Senior Vice President, Corporate Controller (Principal Accounting Officer)